Form 10QSB
period 1995-06-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 1995-08-15
CIK 831246

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1995


           Transitional Small Business Disclosure Format (check one):
                             Yes........No....X...

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from               to
                                         -------------    -------------
                     Commission file number     0-17771
                                              -----------

                     FRANKLIN CREDIT MANAGEMENT CORPORATION
       (Exact name of small business issuer as specified in its charter)

           Delaware                                      75-2243266
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                             Six Harrison Street
                           New York, New York  10013
                                (212) 925-8745
  (Address of principal executive offices, including zip code, and telephone number, including area code)

                         Common Stock, $0.01 par value.
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING PRECEDING
                                   FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes  X   No
                                                     ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as latest practicable date:
                         5,367,871 at August 10, 1995

                    FRANKLIN CREDIT MANAGEMENT CORPORATION


                                  FORM 10-QSB

                                 JUNE 30, 1995


                                C O N T E N T S
                                ---------------


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

Item 1. Financial Statements

           Consolidated Balance Sheets June 30, 1995 (unaudited) and
            December 31, 1994                                              2

           Consolidated Statements of Operations (unaudited) for the
            three months ended June 30, 1995 and 1994                      3
            and for the six months ended June 30, 1995 and 1994

           Consolidated Statements of Cash Flows (unaudited) for the
            six months ended June 30, 1995 and 1994                        4

           Consolidated Statements of Stockholders' Equity                 5

           Financial Footnotes                                             6-8

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         9-13


PART II.       OTHER INFORMATION

SIGNATURES                                                                 14

Item 1.  Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
(Formerly Miramar Resources, Inc.)

CONSOLIDATED BALANCE SHEETS

                                                                30-Jun-95                       31-Dec-94
ASSETS                                                         (unaudited)                      (audited)
Cash                                                            $     927,435                  $     681,234
Restricted Cash                                                       477,111                        382,394

Notes Receivable:
        Principal amount                                           94,660,133                     81,914,930
        Joint venture participations                                 (496,062)                      (492,086)
        Purchase discount                                         (22,279,011)                   (26,421,274)
        Allowance for loan losses                                 (19,464,847)                   (12,267,546)
                                                                 ------------                    -----------
                                                                   52,420,213                     42,734,024

Accrued Interest Receivable                                         1,279,799                        932,450
Inventory, homes                                                    2,991,246                              -
Inventory, automobiles                                                260,373                        390,498
Litigation Proceeds Receivable                                        574,000                        654,029
Due From Affiliate                                                      1,776                              -
Deferred Tax Asset                                                    252,948                        278,978
Other Assets                                                        1,710,570                        855,854
Building, Furniture & Fixtures, net                                   408,896                        385,341
Loan Commitment Fees and Other, net                                 1,631,354                      1,530,463
                                                                 ------------                    -----------
                                                                  $62,935,721                    $48,825,265
                                                                 ============                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses                         $  1,512,201                  $     781,682
   Notes payable                                                   52,396,039                     39,186,371
   Convertible subordinated debentures                                460,700                        526,600
   Subordinated debentures                                            725,000                        575,000
   Notes payable, affiliates                                               -                         469,417
   Due to affiliates                                                       -                         232,075
   Income tax payable                                                  24,689                        163,336
   Deferred income tax credits                                      1,254,075                      1,337,590
   Lines of credit                                                  1,229,438                              -
                                                               --------------                   ------------
                Total liabilities                                  57,602,142                     43,272,071

Minority Interest in Consolidated
  Partnerships                                                      2,246,626                      2,570,745

Redeemable Common Stock                                                     -                        487,000

Commitments and Contingencies

Stockholder's Equity:
        Common Stock, $.01 par value, 25,000,000
          shares authorized, 5,247,871 shares issued and
          outstanding in 1995 and 1994 respectively                    52,479                         52,479
        Additional paid-in Capital                                  6,325,941                      5,838,941
        Retained Earnings (deficit)                                (3,291,467)                    (3,395,971)
                                                                 ------------                   ------------
                                                                    3,086,953                      2,495,449
                                                                 ------------                   ------------
                                                                  $62,935,721                    $48,825,265
                                                                 ============                   ============



Item 1. Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
(FORMERLY MIRAMAR RESOURCES, INC.)

CONSOLIDATED STATEMENTS OF INCOME
PERIOD ENDED JUNE 30, 1995 AND 1994



                                                Three Months Ended                Six Months Ended
                                            30-Jun-95        30-Jun-94        30-Jun-95       30-Jun-94
                                            (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)
--------------------------------------------------------------------------------------------------------
Revenue:
   Interest Income                          $1,602,412       $  858,538      $3,413,328       $1,545,687
   Purchase Discount Earned                  1,128,004          604,193       1,974,429          921,940
   Oil & Gas                                    55,784          118,389          57,158          228,222
   Gain (Loss) on liquidation of
    partnership interests                        1,047               --         (16,468)          45,302
   Gain (Loss) on sale of portfolios            40,698               --          12,826               --
   Other Income                                 14,136           28,578          35,036          (18,309)
                                             ---------       ----------      ----------       ----------
                                             2,842,081        1,609,698       5,476,309        2,722,842
                                            ----------       ----------      ----------       ----------
Operating expenses:
   Oil & Gas                                    13,939           60,731          13,968          130,154
   Depreciation, depletion and
     amortization                              184,751          171,101         335,581          249,812
   Collection, general and administrative      848,725          488,918       1,497,647          961,419
   Provision for loan losses                   165,139          111,956         582,349          164,918
   Interest Expense                          1,330,611          449,386       2,509,588          785,453
   Service Fees                                193,032               --         333,523               --
   Merger expenses                              39,097               --          74,885               --
                                            ----------       ----------      ----------       ----------
                                             2,775,294        1,282,092       5,347,541        2,291,756
                                            ----------       ----------      ----------       ----------
        Operating income (loss)                 66,787          327,606         128,768          431,086
   Litigation proceeds                              --               --              --               --
                                            ----------       ----------      ----------       ----------
                                                66,787          327,606         128,768          431,086
                                            ----------       ----------      ----------       ----------
   Provision for income taxes                   36,797          167,776          44,357          214,342
                                            ----------       ----------      ----------       ----------
                                                29,989          159,830          84,410          216,744
   Minority interest in net income of
     consolidated partnerships                  65,055           33,022          20,093           45,232
                                            ----------       ----------      ----------       ----------
        Net income                          $   95,045       $  192,852      $  104,504       $  261,976
                                            ==========       ==========      ==========       ==========
Earnings per common share:
   Income before Minority interest
     in net income of consoldiated
     partnerships                           $     0.01       $     0.03      $     0.02       $     0.04
   Minority interest in net income
     of consolidated partnerships                 0.01             0.01            0.00             0.01
                                            ----------       ----------      ----------       ----------
   Net income                               $     0.02       $     0.03      $     0.02       $     0.05
                                            ----------       ----------      ----------       ----------
Weighted average number of shares
  outstanding                                5,247,871        5,805,784       5,247,871        5,805,784
                                            ==========       ==========      ==========       ==========

                                       3

Item 1. Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
(Formerly Miramar Resources, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS
Six months ended June 30, 1995 and 1994


                                                                (unaudited)     (unaudited)
                                                                  6/30/95         6/30/94
--------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net Income                                                    $   104,504    $   261,976
  Adjustments to reconcile net income to net
    cash used in operating activities:
     Gain on restructuring of debt                                       -              -
     (Gain) loss on sale of oil and gas interests                        -              -
     Depreciation, depletion, amortization and valuation
       provisions                                                   335,581        249,812
     Minority interests in net income of affiliates                 (20,093)       (45,232)
     (Gain) loss on sale of portfolios                               16,468        (45,302)
     Purchase discount earned                                    (1,974,429)      (921,940)
     Provision for loan losses                                      582,349        164,918
     Deferred tax provision (benefit)                               (57,485)            -
     Changes in assets and liabilities:
        (Increase) decrease in:
           Accrued interest receivable                             (353,648)      (290,264)
           Accounts receivable                                   (2,767,220)       138,268
           Other assets                                            (883,814)       (81,660)
        Increase (decrease) in:
           Accounts payable and accrued expenses                    433,634        124,431
           Due to affiliates                                       (308,655)       142,434
           Income tax payable                                            -              -
                                                                -----------    -----------
                Net cash used in operating activities            (4,892,808)    (302,559)

Cash Flows From Investing Activities

   Purchase of property and equipments                              (40,637)        (1,871)
   Proceeds from sale of properties                                    -               -
   Purchase of notes receivable                                 (16,510,014)    (8,830,000)
   Principal collections on notes receivable                      8,245,666      3,786,676
   Joint venture participation                                      (28,938)       (54,854)
   Acquisition fees paid                                           (423,781)    (1,463,077)
   Increase in restricted cash                                      (94,717)      (148,688)
                                                                -----------    -----------
               Net cash used in investing activities             (8,852,421)    (6,711,814)


Cash Flows from Financing Activities
   Distributions to minority interests                             (317,536)      (879,106)
   Contributions from minority interests                                -        1,239,500
   Capital coantributions                                               835            -
   Proceeds from debenture notes                                    150,000            -
   Proceeds from long-term debt                                  18,522,218     10,230,829
   Principal payments of long-term debt                          (4,364,087)    (3,527,903)
   Principal payments on prepitition debt authorized by
      bankruptcy court                                                  -             -
                                                                -----------    -----------
              Net cash provided by financing activities          13,991,430      7,063,320
                                                                -----------    -----------
              Net increase (decrease) in cash                       246,201         48,947

Cash:
  Beginning                                                         681,234        675,477
                                                                -----------    -----------
  Ending                                                       $    927,435    $   724,424
                                                                ===========    ===========

Item 1. Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
(Formerly Miramar Resources, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                           Common Stock           Additional        Retained
                                      -----------------------       Paid-In         Earnings
                                       Shares         Amount        Capital         (Deficit)
----------------------------------------------------------------------------------------------
Balance, December 31, 1994            5,247,871       52,479       5,838,941       (3,395,971)
  Conversion of subordinated
    debentures                                                       487,000
  Net income                                                                          104,504
                                      --------------------------------------------------------
Balance, June 30, 1995                5,247,871      $52,479      $6,325,941      $(3,291,467)
                                      ========================================================

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
(FORMERLY MIRAMAR RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business:  On December 30, 1994, all shares of Franklin Credit
-------------------
Management Corporation ("Franklin") were exchanged for shares of Miramar Resources, Inc ("Miramar"). The newly formed entity was renamed Franklin Credit Management Corporation ("Registrant"). Registrant, incorporated under the laws of the State of Delaware, acquires loans and promissory notes from mortgage and finance companies as well as from the Resolution Trust Corporation (RTC) and/or Federal Deposit Insurance Corporation (FDIC). Registrant purchases these loans directly and through certain affiliated limited partnerships and wholly owned subsidiaries. In addition, certain stockholders of the Company have limited partnership interests in these partnerships. Recurring operating income and identifiable assets attributable to these operations each constitutes more than 90% of the related combined totals for all of Registrant's operations. Registrant follows accounting principles similar to those of a consumer finance company.

During 1994, Miramar held interests in certain gas and oil wells located in Colorado, Kansas and Oklahoma. These interests were sold in December 1994 at the time of the merger. The proceeds of the sale were utilized in the ongoing business of the Registrant.

A summary of Registrant's significant accounting policies follows:

Basis of consolidation:  The consolidated financial statements include the
-----------------------
accounts of Registrant, its wholly-owned subsidiaries, Rockwell Drilling Co., Harrison Financial Corporation, Harrison First Corporation and all limited partnerships controlled by Franklin as General Partner. By terms outlined in the various partnership agreements, Franklin is specifically afforded full power and authority on behalf of the partnerships to manage, control, administer and operate the business and affairs of the partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements include the following entities:

Rockwell Drilling Co.
Franklin Credit Management Corporation (FCMC)
Franklin Credit Recovery Fund, L.P. (Fund I)
Franklin Credit Recovery Fund II, L.P. (Fund II)
Franklin Credit Recovery Fund III, L.P. (Fund III)
Franklin Credit Recovery Fund IV, L.P. (Fund IV)
Franklin Credit Recovery Fund V, L.P. (Fund V)
Franklin Credit Recovery Fund VI, L.P. (Fund VI)
Franklin Credit Recovery Fund VII, L.P. (Fund VII)
Franklin Credit Recovery Fund VIII, L.P. (Fund VIII)
Franklin Credit Recovery Fund IX, L.P. (Fund IX)
Franklin Credit Recovery Fund X, L.P. (Fund X)
Franklin Credit Recovery Fund XI, L.P. (Fund XI)
Franklin Credit Recovery Fund XII, L.P. (Fund XII)
Franklin Credit Recovery Fund XIII, L.P. (Fund XIII)
Franklin Credit Recovery Fund XIV, L.P. (Fund XIV)
Franklin Credit Recovery Fund XVI, L.P. (Fund XVI)
Franklin Credit Recovery Fund XVII, L.P. (Fund XVII)
Franklin Credit Recovery Fund XVIII, L.P. (Fund XVIII)
Franklin Credit Recovery Fund XIX, L.P. (Fund XIX)
Franklin Credit Recovery Fund XX, L.P. (Fund XX)
Franklin Credit Recovery Fund XXI, L.P. (Fund XXI)
Franklin Credit Recovery Fund XXII, L.P. (Fund XXII)
Franklin Credit Recovery Fund XXIII, L.P. (Fund XXIII)
Harrison Financial Corporation (Harrison Financial)
Harrison First Corporation (Harrison 1st)

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
(FORMERLY MIRAMAR RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Cash:  For purposes of reporting cash flows, Registrant includes all cash
-----
accounts (excluding restricted cash) and money market accounts held at financial institutions.

Loans and income recognition: The loan portfolio consists primarily of secured consumer oriented loans purchased from the RTC and FDIC as well as from finance and mortgage companies which are usually purchased at a substantial discount.

Loans are stated at the amount of unpaid principal, reduced by purchase discount and an allowance for loan loss. In general, interest on the loans is calculated by using the simple-interest method on daily balances of what is deemed the collectible principal amount outstanding.

Accrual of interest is discontinued on a loan when management believes, after considering current and possible future collection efforts, as well as the borrowers' financial condition that collection of interest is doubtful.

Purchase discount is amortized to income using the interest method. The interest method recognizes income based on the projected cash flows from loans using a constant effective yield on the net investment in the loans. Discounts are amortized if the projected payments are probable of collection and the timing of such collections is reasonably estimable. Changes in the projected payments are accounted for as a change in estimate and prospectively adjust the periodic amortization of remaining discount over the remaining life of the loans. Should projected payments not exceed the carrying value of the loan, the periodic amortization is suspended and either the loan is written down or an allowance for uncollectibility is recognized.

Allowance for loan losses:  The allowance for loan losses is initially
--------------------------
established by an allocation of the acquisition discount. Subsequently, increases to the allowance are made through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes that the principal is uncollectible. Franklin's charge-off policy is based upon a loan-by-loan review for all portfolios.

The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibilty of the loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay.

Building, property and equipment:  Building, property and equipment are recorded
---------------------------------
at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Loan commitment fees:  Loan commitment fees represent loan origination fees
---------------------
incurred by the Company in connection with obtaining financing and are amortized based on the principal reduction of the related loans.

Oil and gas properties:  Miramar followed the full cost method of accounting as
-----------------------
defined by the Securities and Exchange Commission, whereby all costs incurred in connection with the acquisition, exploration and development of oil and gas properties were capitalized. These costs were amortized using the unit-of-production method. Miramar's depreciation, depletion, amortization and valuation provision rate per barrel of oil produced during 1994 was $2.93. During 1994, the Company sold its interest in all wells and realized a gain of approximately $57,000 on the transaction.

Deferred income taxes:  Deferred taxes are provided using the liability method
----------------------
whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax purposes and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
(FORMERLY MIRAMAR RESOURCES, INC.)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Earnings per common share:  Earnings per share are computed based on the
--------------------------
weighted average number of common shares outstanding during the period and includes the effect of redeemable common stock and outstanding warrants. Unexercised options under the conversion feature of the debenture are deemed not to be common stock equivalents. Earnings per common share has been restated for the effects of the merger.

Emerging accounting standards:  The Financial Accounting Standards Board (FASB)
-----------------------------
has issued SFAS No. 107, Disclosures About Fair Value of Financial Instruments,
                         -----------------------------------------------------
which requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. This statement is effective for the Registrant's year ending December 31, 1995, to which the Registrant anticipates no material effect.

The FASB has issued Statement No. 114, Accounting by Creditors for Impairment of
                                       -----------------------------------------
a Loan.  SFAS No. 114 requires that impaired loans that are within the scope of
------
the Statement be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate or as a practical expedient, at the loan's observable market price or the fair value of the collateral. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payment due in accordance with the terms of the loan agreement. This Statement is effective for Registrant's year ending December 31, 1995. Registrant has not addressed the potential future impact of the application of the Statement.

The FASB issued SFAS No. 118, Accounting by Creditors for Impairment of a Loan-
                              ------------------------------------------------
Income Recognition and Disclosure which amends SFAS No. 114, to allow a creditor
---------------------------------
to use existing methods for recognizing interest income on an impaired loan by eliminating the provisions in SFAS 114 that described how a creditor should report income on an impaired loan. It also amends the disclosure requirements in SFAS No. 114 to require information about the recorded investment in certain impaired loans and how a creditor recognizes interest income related to those loans. This Statement is effective concurrent with the effective date of SFAS No. 114.

Accounting Change and Income Tax Matters:  Prior to the Merger, Franklin, with
----------------------------------------
the consent of their stockholders, elected to be taxed under sections of the federal and Virginia income tax laws (S Corporation status), which provide that, in lieu of corporation income taxes, the stockholders separately account for their pro rata shares of Franklin's items of income, deductions, losses and credits. On July 1, 1994 Franklin terminated its election to be treated as an S Corporation.

As a result of the July 1, 1994 termination, Franklin recorded a net deferred tax liability of approximately $736,000, for the period of inception through July 1, 1994, by a charge to income tax expense for temporary differences between the financial reporting and the income tax basis of discounts, allowances, receivables, and other assets.

Effective January 1, 1993 Franklin adopted FASB Statement No. 109, Accounting
                                                                   ----------
for income Taxes.  The adoption of Statement No. 109 changed Franklin's method
----------------
of accounting for accounting for income taxes from the deferred method to the liability method. Under the deferred method, Franklin deferred the past tax effects of timing differences between financial reporting and taxable income. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax basis.

                        PART I  -  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS ENDED JUNE 30, 1994

     The Registrant is in the business of acquiring performing and non-performing consumer loan portfolios from various financial institutions. In late 1994, the Registrant acquired two consumer loan portfolios with an aggregate principal balance of approximately $43,000,000. In May 1995 the Registrant acquired two additional consumer loan portfolios totaling approximately $25,000,000. These portfolios were acquired through term debt facilities from financial institutions (the "Senior Debt") of approximately $24,000,000 and $16,509,000, respectively.

     The Registrant believes these acquisitions will result in substantial increases in interest income and purchase discount income for future periods. Historically however, during the initial period following acquisitions, the Registrant incurs significant costs as these portfolios are incorporated into the Company's proprietary loan tracking system and contact with the borrowers begins to produce monthly cash flows that will be utilized to service the Senior Debt. Accordingly, during the three months ended June 30, 1995, Registrant recognized net income of $95,045, a decline of 51% when compared to net income of $192,852 for the same period in 1994. This decrease can be greatly attributed to an $881,225 or 196% increase in interest expense from $449,386 at June 30, 1994 to $1,330,611 at June 30, 1995 reflective of the additional Senior Debt associated with these portfolios.

     On May 9, 1995 Franklin completed the purchase of a non-performing consumer loan portfolio acquired on April 13, 1995 with a principal balance of $2,438,416 for an acquisition cost of $1,238,500. The portfolio was secured by condominiums and co-op apartments in the New York Metropolitan Area.

     On May 10 and May 11, 1995 Franklin was the successful bidder on 355 predominately performing consumer loans with an aggregate principal balance of $22,769,747 for the acquisition cost of $15,270,000 at the RTC's National Loan Auction VII. These loans are primary secured by first mortgages, located on a nationwide basis. The closing occurred on May 25, 1995.

     In addition, during the second quarter of 1995, Registrant is attempting to return, pursuant to its purchase agreement with the RTC, $4,213,480 of notes receivable previously acquired from the RTC during 1994. Registrant has recorded, in other assets, approximately $1,518,222 which represents the purchase price of these acquired loans. If successful, the purchase price of these loans will be reimbursed to Registrant by the RTC without earning any interest, while Registrant incurs interest expense with respect to the Senior Debt used to acquire these loans. Management believes that the failure of the RTC to reimburse the registrant will not have a material effect upon the operations of the Company, due to the fact that the impact would be reflected as a reduction in the overall purchase discount to be earned over the life of the portfolios.

     Registrant recognizes interest income on Notes Receivable based upon three factors; (i) interest upon performing notes, (ii) interest received with payments upon non-performing notes and (iii) the balance of settlements in excess of principal repayments. Revenues from interest income on Notes Receivable increased $743,874, or 87%, from $858,538 in the three months ended June 30, 1994 to $1,602,412 for the same period in 1995. The increase in interest income was principally due to a 139% increase in net Notes Receivable from $21,888,015 at June 30, 1994 to $52,420,213 at June 30, 1995.

     Purchase discount income increased $523,811 or 87%, from $604,193 in the three months ended June 30, 1994 to $1,128,004 for the same period in 1995. The increase in Purchase Discount income reflects both an increased volume of Notes Receivable and improved collection performance of certain Notes Receivable in existing portfolios.

     Revenues related to oil and gas sales declined $62,605 or 53% from $118,389 in three months ended June 30, 1994 to $55,784 for the same period in 1995. The sale on December 30, 1994, of the oil and gas interests accounts for the wide variances related to all oil and gas related income and expenses. The revenue reflected in the second quarter of 1995, relates to a joint venture interest, which was not sold on December 30, 1994. Oil and gas operating expenses decreased $46,792 or 77% from $60,731 in the three months ended June 30, 1994 to $13,939 for the same period in 1995.

     The Registrant had a $49,249,694 or 108% increase in gross Notes Receivable from $45,410,439 at June 30, 1994 to $94,660,133 at June 30, 1995. In view of this significant increase in Notes Receivable, the collection, general and administrative expenses increased $359,807 or 74% from $488,918 for the three months ending June 30, 1994 to $848,725 for the same period in 1995. The majority of this increase, $177,841 or 49%, can be attributed to additional personnel required to service the Notes Receivable.

Personnel expenses increased $177,841 or 99% from $179,600 for the three months ended June 30, 1994 to $357,441 for the same period in 1995. All other collection expenses increased $181,966, reflecting the costs associated with the significant increase in Notes Receivable.

     It is managements belief that additional staffing requirements and productivity gains incurred in the later part of 1994 have resulted in excess servicing capacity for future acquisitions. The Registrant had acquired two additional loan portfolios totaling approximately $25 million in May 1995, with no additional personnel increases. It is Managements opinion that an additional $50 million in portfolio acquisitions can be accomplished without further staffing adjustments.

     Bad debt expense increased $53,183 or 48% from $111,956 for the three months ended June 30, 1994 to $165,139 for the same period in 1995. The increase in bad debt expense was primarily due to charge offs for several loans who's borrowers filed for bankruptcy.

     Interest expense increased $881,225 or 196%, from $449,386 in the three months ended June 30, 1994 to $1,330,611 for the same period in 1995. The increase was principally due to an increase in notes payable of $33,763,148 or 181%, from $18,632,892 at June 30, 1994 to $52,396,040 at June 30, 1995,
reflecting additional funds borrowed to acquire Loan Portfolios and an increase in the interest rate charged on borrowed funds. The notes payable accrue interest at variable rates based upon the prime rate.

     Service fees increased $193,032 or 100% due to no corresponding expense in 1994. Registrant incurred the service fees under agreements with a Senior Debt Lender with respect to two of the Limited Partnerships formed in the later part of 1994.

     Merger related expenses increased $39,097 or 100% due to no corresponding expense in 1994. The Merger was consummated on December 30, 1994 and had no related expenses incurred during the three months ended June 30, 1994. The fees incurred during 1995 related to expenses incurred in connection with the issuance of new stock certificates for Registrants Common Stock in connection with the Merger.

     Income before taxes and minority interest decreased 80% from $327,606 in the three months ended June 30, 1994 to $66,787 for the same period in 1995. Net income decreased 51% from a $192,852 for the three months ended June 30, 1994 to $95,045 for the same period in 1995.


SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30, 1994

     As reflected in the three month analysis, Registrant had acquired four loan portfolios with an aggregate principal balance of approximately $68,000,000 in late 1994 and May 1995. These acquisitions were funded through Senior Debt provided to the Registrant in the aggregate amount of approximately $40,509,000. The Registrant incurs significant costs while these portfolios are incorporated into the Company's proprietary loan tracking system. Interest expense, primarily as a result of the Senior Debt associated with these new portfolios increased $1,724,135 or 220% from $785,453 for the six months ended June 30, 1994 to $2,509,588 for the same period in 1995. Accordingly, Registrant recognized a decline in net income of 60% from a $261,976 net income for the six months ending June 30, 1994 to a net income of $104,504 for the same period in 1995. Management believes however that the recently acquired loan portfolios will significantly increase income and purchase discount income in future periods.

     Revenues from interest income on Notes Receivable increased $1,867,641 or 121%, from $1,545,687 in the six months ended June 30, 1994 to $3,413,328 for the same period in 1995. The increase in interest income was principally due to the increase in Notes Receivable as noted above.

     Purchase discount income increased $1,052,489 or 114%, from $921,940 in the six months ended June 30, 1994 to $1,974,429 for the same period in 1995. The increase in Purchase Discount income reflects both an increased volume of Notes Receivable and improved collection performance of certain Notes Receivable in existing portfolios.

     Revenues related to oil and gas sales declined $171,064 or 75% from $228,222 in six months ended June 30, 1994 to $57,158 for the same period in 1995. The revenue reflected in the second quarter of 1995, relates to a joint venture interest, which was not sold on December 30, 1994. Oil and gas operating expenses decreased $116,186 or 89% from $130,154 in the six months ended June 30, 1994 to $13,968 for the same period in 1995.

     Depreciation, depletion and amortization expenses increased $85,769 or 34% from $249,812 in the six months ended June 30, 1994 to $335,581 for the same period in 1995.

     The Registrant had a $49,249,694 or 108% increase in gross Notes Receivable from $45,410,439 at June 30, 1994 to $94,660,133 at June 30, 1995. In view of this significant increase in Notes Receivable, the collection, general and administrative expenses increased $536,228 or 56% from $961,419 for the six months ending June 30, 1994 to $1,497,647 for the same period in 1995. The majority of this increase, $233,441 or 44%, can be attributed to additional personnel required to service the Notes Receivable. Personnel expenses increased $233,441, from $353,863 for the six months ended June 30, 1994 to $587,304 for the same period in 1995. All other collection expenses increased $302,787, reflecting the costs associated with the significant increase in Notes Receivable. However, when analyzing the general and administrative expenses as a percentage of the total revenue they result in an actual decrease of 8% from 35% of total revenue for the six months ended June 30, 1994 to 27% for the same period in 1995.

     It is managements belief as stated earlier that the additional staffing requirements and productivity gains incurred in the later part of 1994 have resulted in excess servicing capacity for future acquisitions. The Registrant had acquired two additional loan portfolios totaling approximately $25 million in May 1995, with no additional personnel increases. It is Managements opinion that an additional $50 million in portfolio acquisitions can be accomplished without further staffing adjustments.

     Bad debt expense increased $417,431 or 253% from $164,918 for the six months ended June 30, 1994 to $582,349 for the same period in 1995. The increase in bad debt expense was primarily due to a charge off of $235,000 for several loans to one borrower who filed for bankruptcy.

     Interest expense increased $1,724,135 or 220%, from $785,453 in the six months ended June 30, 1994 to $2,509,588 for the same period in 1995. The increase was principally due to an increase in notes payable as noted above.

     Service fees increased $333,523 or 100% due to no corresponding expense in 1994. Registrant incurred the service fees under agreements with a Senior Debt Lender with respect to two of the Limited Partnerships formed in the later part of 1994.

     Merger related expenses increased $74,885 or 100% due to no corresponding expense in 1994. The Merger was consummated on December 30, 1994 and there were no related expenses incurred during the six months ended June 30, 1994.

     Income before taxes and minority interest decreased 70% from $431,086 in the six months ended June 30, 1994 to $128,768 for the same period in 1995. Net income decreased 60% from a $261,976 for the six months ended June 30, 1994 to $104,504 for the same period in 1995.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1995, the Company had cash of $927,435, a net increase of $246,201 from December 31, 1994. During 1994, Registrant used cash in the amount of $4,892,808 in its operating activities and $8,852,421 in its investing activities. The amount of cash used in operating and investing activities was funded by $13,991,430 of net cash provided by financing activities.

     In the later part of 1994, Franklin had completed the acquisition of three non-performing consumer loan portfolios with an aggregate principal balance of approximately $63.2 million, that were secured by first and second mortgages.
In the normal course of business, Franklin had begun foreclosure actions on a number of the loans from these portfolios in late 1994. Accordingly, Franklin held no homes as inventory as of December 31, 1994. At June 30, 1995, however, Registrant held as inventory, homes having a net realizable value of $2,991,246, which it had obtained through said foreclosures. Management believes these homes will be sold in the ordinary course of business and that the increase in homes held as inventory at June 30, 1995 is not material to the operations of the Company. Registrant has recorded these homes at the lower of cost or market values.

     At June 30, 1995, Registrant held as inventory automobiles having a net realizable value of $260,373 which it obtained through repossessions in the normal course of business. Franklin held as inventory automobiles having a fair market value of $390,498 as of December 31, 1994. The decrease in automobiles held as inventory at June 30, 1995 is a result of reduced repossession, and improved collection efforts. Registrant has recorded these autos at the lower of cost or market values.

     Management believes that Registrant's existing cash balances, credit lines, and anticipated cash flow from operations will provide sufficient capital resources for its currently anticipated operating needs.


CASH FLOW FROM OPERATING AND INVESTING ACTIVITIES

     Substantially all of the assets of Registrant are invested in Notes Receivable owned by the Limited Partnerships and its wholly owned subsidiaries. The Company's primary source of cash flow from operations is distributions related to its ownership interests in the Limited Partnerships and subsidiaries and fees earned for servicing the Loan Portfolios owned by these entities.

     Due to the restrictions placed on Registrant's use of collections from Notes Receivable imposed by the Senior Debt lenders, which restrictions are described below in Cash Flow From Financing Activities, Registrant experiences periods of irregular cash flow shortages. Management believes that Registrant has sufficient cash flow to pay current liabilities arising from operations. Management also believes that sufficient cash flow from the collection of Notes Receivable will be available to repay Registrant's secured obligations and that sufficient additional cash flows will exist, through collections of Notes Receivable, the sale of Loan Portfolios, modifications to the secured debt credit agreements or additional borrowings, to repay the obligations of Registrant. Registrant has no commitments for capital expenditures. Except for management's intent to acquire additional Loan Portfolios, Registrant is not aware of any trends or operations that would cause Registrant to incur additional capital expenditures in the future.


CASH FLOW FROM FINANCING ACTIVITIES

     SENIOR DEBT. As of June 30, 1995, the Limited Partnerships and affiliated wholly owned subsidiaries had eleven loans payable to two financial institutions, in the aggregate amount of $52,396,040. The eleven loans obtained by the Limited Partnerships and the affiliated wholly owned subsidiaries are collectively referred to as the Senior Debt.

     The Senior Debt is collateralized by first liens on the respective Loan Portfolios for which the debt was incurred and is guaranteed by the Company.
The monthly payments on the Senior Debt have been, and it is intended that the payments will continue to be, met by the collections from the respective Loan Portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments due each month and accelerated payments based on the collection of the Notes Receivable securing the debt. The accelerated payment provisions are generally of two types: the first requires that all collections from Notes Receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires the Company to maintain a fixed ratio of the aggregate amount of Notes Receivable compared to the outstanding amount of the Senior Debt. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the minimum scheduled payments. However, while the Senior Debt remains outstanding, these accelerated payment provisions limit the amount of cash flow which is available to the Limited Partnerships and subsidiaries to distribute to their partners including the Company.

     Seven of the Senior Debt credit agreements require that a non-interest bearing cash account be established as a "Bad Debt Reserve", funded by an initial deposit at the loan closing and additional deposits based upon a percentage of monthly collections up to a specified dollar limit. The Bad Debt Reserves are maintained at a bank which is one of the lenders of the Senior Debt. The use of the cash in the Bad Debt Reserves is restricted by the terms of the credit agreements and is to be utilized only upon the Company's failure to meet the minimum monthly payment due if collection from Notes Receivable securing the loan is insufficient to satisfy the installment due. The aggregate balance of restricted cash in such accounts was $477,111 at June 30, 1995 and $382,394 at December 31, 1994.

     12% DEBENTURES. In October 1994, Franklin made a private offering of $750,000 of 12% Debentures (the "12% Debentures"). The 12% Debentures bear interest at the rate of 12% per annum which will be payable quarterly on the last day of each calendar quarter commencing December 31, 1994. The principal amount will then be repaid over four years in 16 equal quarterly payments beginning with payment due March 31, 1996, with the entire balance due on December 31, 1999. The 12% Debentures are secured by a lien subordinate to the Senior Debt encumbering the Loan Portfolio acquired at the RTC National Auction in September 1994. As of June 30, 1995, 12% Debentures having a face value of $725,000, were subscribed to and accepted by Registrant. The proceeds of this offering were used to pay costs associated with the acquisition of the Loan Portfolio in September 1994, including repayment of amounts advanced by stockholders, the cost of servicing existing Loan Portfolios and general working capital. Approximately $400,000 of the proceeds of the 12% Debentures were used for general working capital. The balance of the 12% Debentures totaling $25,000, were not subscribed to and will not be accepted by the Registrant.

     LINES OF CREDIT. Advances made available to the Company by its Senior Debt lender were used to satisfy senior lien positions in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the outstanding lines of credit and accrued interest, as well as surpass the value of the original secured note receivable. Advances during the period ended June 30, 1995, total $1,229,438.

     LIMITED PARTNERSHIPS. Franklin is the general partner of seventeen limited partnerships which were active during 1995. The limited partnerships obtain capital to purchase Loan Portfolios primarily from one, or a combination of the following sources: (i) equity contributions or loans from Franklin and its stockholders, (ii) the sale of limited partnership interests to third parties and (iii) loans from banks or finance companies (which is referred to as the Senior Debt).

     Management plans to continue to use bank financing, credit lines and private sources of equity to fund future Loan Portfolio acquisitions. However, management intends to attempt to finance the acquisitions of Loan Portfolios with debt from financial institutions, rather than from the sale of equity interests to limited partners. Management believes that Registrant can acquire debt from financial institutions on more favorable terms than can be obtained from individuals investing in limited partnerships.

     On May 5, 1995 Franklin was authorized by the U.S. Department of Education and the New York State Higher Education Services Corporation to originate, purchase, hold and transfer U.S. and New York State guaranteed Student Loans. Franklin will utilize this designation for possible future student loan portfolio acquisition.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 1995               FRANKLIN CREDIT MANAGEMENT
                              CORPORATION



                              By:  FRANK B. EVANS
                                 ------------------
                                    Frank B. Evans
                                    Vice President, Chief Financial Officer
                                    and Director