Form 10QSB
period 1995-09-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 1995-11-14
CIK 831246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
            For the quarterly period ended September 30, 1995


              Transitional Small Business Disclosure Format (check one):
                              Yes........No....X...

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES  EXCHANGE  ACT OF 1934  For the  transition  period  from
                          _____________ to _____________

                       Commission file number 0-17771

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as latest practicable date:
                            5,503,897 at November 13, 1995

                          FRANKLIN CREDIT MANAGEMENT CORPORATION


                                        FORM 10-QSB

                                    SEPTEMBER 30, 1995


                                      C O N T E N T S


PART I.           FINANCIAL INFORMATION                                  Page
Item 1. Financial Statements

       Consolidated Balance Sheets September 30, 1995 (unaudited) and
          December 31, 1994                                                 2

       Consolidated Statements of Operations (unaudited) for the three months ended September 30, 1995 and 1994 and for the nine months ended
            September 30, 1995 and 1994 3

      Consolidated Statements of Cash Flows (unaudited) for the
            nine months ended September 30, 1995 and 1994                   4

       Consolidated Statements of Stockholders' Equity                      5

       Financial Footnotes                                                 6-8

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      9-13



PART II.                OTHER INFORMATION

SIGNATURES                                                                 14

Item 1.  Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
(Formerly Miramar Resources, Inc.)

CONSOLIDATED BALANCE SHEETS

                                                   30-Sep-95          31-Dec-94
                                                  (unaudited)         (audited)

ASSETS
Cash                                            $   1,112,918       $   681,234
Restricted Cash                                       567,111           382,394

Notes Receivable:
     Principal amount                              94,979,863        81,914,930
     Joint venture participations                    (493,707)         (492,086)
     Purchase discount                            (23,590,648)      (26,421,274)
     Allowance for loan losses                    (19,257,611)      (12,267,546)
                                                --------------      -----------
                                                   51,637,896        42,734,024

Accrued Interest Receivable                         1,713,115           932,450
Inventory, homes                                    2,517,881                 -
Inventory, automobiles                                342,452           390,498
Litigation Proceeds Receivable                        484,516           654,029
Due From Affiliate                                          -                 -
Deferred Tax Asset                                    240,227           278,978
Other Assets                                        2,007,167           855,854
Building, Furniture & Fixtures, net                   396,461           385,341
Loan Commitment Fees and Other, net                 1,522,333         1,530,463
                                                 -------------      -----------
                                                 $ 62,542,076      $ 48,825,265
                                                 =============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses       $  1,419,176      $    781,682
     Notes payable                                 51,320,800        39,186,371
     Convertible subordinated debentures              460,700           526,600
     Subordinated debentures                        1,200,000           575,000
     Notes payable, affiliates                        359,279           469,417
     Due to affiliates                                      -           232,075
     Income tax payable                                     -           163,336
     Deferred income tax credits                    1,324,759         1,337,590
     Lines of credit                                1,377,683                 -
                                                  -----------       -----------
          Total liabilities                        57,462,397        43,272,071

Minority Interest in Consolidated Partnerships      2,082,369         2,570,745

Redeemable Common Stock                                     -           487,000

Commitments and Contingencies
Stockholder's Equity:
     Common Stock, $.01 par value, 25,000,000
     shares authorized, 5,503,897 and 5,247,871
     shares issued and outstanding in 1995
     and 1994 respectively                             55,039            52,479
     Additional paid-in Capital                     6,326,376         5,838,941
     Retained Earnings (deficit)                   (3,384,105)       (3,395,971)
                                                  -----------       -----------
                                                    2,997,309         2,495,449
                                                  -----------       -----------
                                                 $ 62,542,076      $ 48,825,265
                                                  ===========       ===========


Item 1.  Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
(Formerly Miramar Resources, Inc.)

CONSOLIDATED STATEMENTS OF INCOME
Period ended September 30, 1995 and 1994

                                 Three Months Ended        Nine Months Ended
                               30-Sep-95    30-Sep-94    30-Sep-95   30-Sep-94
                              (unaudited)  (unaudited)  (unaudited) (unaudited)
Revenue:
  Interest Income              $2,028,514  $  728,895   $5,441,842  $2,274,582
  Purchase Discount Earned        948,353     387,175    2,922,782   1,309,115
  Oil & Gas                           736     131,998       57,894     360,220
  Gain (loss) on liquidation
     of partnership interests      (1,047)        314      (17,515)     45,616
  Gain (loss) on sale of
     portfolios                    55,211           -       68,037           -
  Other Income                     62,937     (32,322)      97,973     (50,631)
                                ---------   ---------    ---------   ---------
                                3,094,704   1,216,060    8,571,013   3,938,902
                                ---------   ---------    ---------   ---------
Operating expenses:
  Oil & Gas                         1,116      65,636       15,084     195,790
  Depreciation, depletion
     and amortization             217,495     156,098      553,076     405,910
  Collection, general and
     administrative               889,209     814,638    2,386,856   1,776,057
  Provision for loan losses       270,321      79,971      852,670     244,889
  Interest Expense              1,547,461     418,985    4,057,049   1,204,438
  Service Fees                    280,616           -      614,139           -
  Merger expenses                  18,959           -       93,844           -
                                ---------    --------    ---------   ---------
                                3,225,177   1,535,328    8,572,718   3,827,084
                                ---------   ---------    ---------   ---------
      Operating income (loss)    (130,473)   (319,268)      (1,705)    111,818
  Litigation proceeds                   -           -            -           -
                                ---------   ---------    ---------   ---------
                                 (130,473)   (319,268)      (1,705)    111,818
                                ---------   ---------    ---------   ---------
  Provision for income taxes      (21,352)   (139,048)      23,005      75,294
                                ---------   ---------    ---------   ---------
                                 (109,121)   (180,220)     (24,710)     36,524
  Minority interest in net
     income of consolidated
     partnerships                 (16,483)    (10,239)     (36,576)    (55,471)
                                ---------   ----------   ---------   ---------
       Net income              $  (92,638) $ (169,981)  $   11,866  $   91,995
                                =========   =========    =========   =========


Earnings per common share:
 Income before Minority
   interest in net income
   of consolidated partnerships  $ (0.02)    $  (0.04)      $     -    $  0.01
  Minority interest in net
   income of consolidated
   partnerships                        -            -             -      (0.01)
                                  ------       ------        ------     ------
  Net income                       (0.02)       (0.04)         0.00       0.00
                                  ------       ------        ------     ------

Weighted average number
   of shares outstanding         5,410,616   4,760,784     5,410,616  4,760,784
                                 =========   =========     =========  =========


Item 1.  Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
(Formerly Miramar Resources, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS
Nine months ended September 30, 1995 and 1994

                                                    (unaudited)     (unaudited)
                                                      9/30/95          9/30/94
Cash Flows From Operating Activities
   Net income                                      $   11,866        $   91,995
    Adjustments to reconcile net income to net
       cash used in operating activities:
       Depreciation, depletion, amortization
          and valuation provisions                    553,076           405,910
       Minority interests in net
          income of affiliates                        (36,576)          (55,471)
       Liquidation of partnership interests            17,515                 -
       (Gain) loss on sale of portfolios              (68,037)          (45,616)
       Purchase discount earned                    (2,922,782)       (1,309,115)
       Provision for loan losses                      852,670           244,889
       Deferred tax provision (benefit)                34,498                 -
       Changes in assets and liabilities:
          (Increase) decrease in:
            Accrued interest receivable              (786,861)         (282,476)
            Accounts receivable                       173,867           128,098
            Inventory-repossessions                (2,469,835)                -
            Other assets                           (1,138,497)         (258,187)
          Increase (decrease) in:
            Accounts payable and accrued
                expenses                              212,598           (61,937)
            Due to affiliates                        (167,796)          164,430
                                                    ---------        ----------
               Net cash used in operating
                    activities                     (5,734,294)         (977,480)

Cash Flows From Investing Activities
    Purchase of property and equipment                (49,075)           (1,871)
    Proceeds from sale of properties                        -           350,981
    Purchase of notes receivable                  (19,040,914)       (8,830,000)
    Principal collections on notes receivable      12,256,132         5,371,079
    Joint venture participation                       (42,203)          (59,033)
    Additional paid in capital                          1,834                 -
    Acquisition fees paid                            (513,760)       (1,463,077)
    Increase in restricted cash                      (184,717)          (87,768)
                                                   ----------         ---------
              Net cash used in
               investing activities                (7,572,703)       (4,719,689)

Cash Flows From Financing Activities
    Distributions to minority interests              (476,735)         (904,469)
    Contributions from minority interests                   -         1,239,500
    Capital contributions                                   -                 -
    Payments on debenture notes payable               (65,900)                -
    Proceeds from debenture notes                     625,000                 -
    Proceeds from long-term debt                   21,206,382        10,230,829
    Principal payments of long-term debt           (7,550,066)       (5,090,045)
                                                   ----------        ----------
              Net cash provided by
                    financing activities           13,738,681         5,475,815
                                                   ----------        ----------
              Net increase (decrease) in cash         431,684          (221,354)
Cash:
    Beginning                                         681,234           675,477
                                                    ---------        ----------
    Ending                                        $ 1,112,918       $   454,123
                                                    =========        ==========

Item 1. Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
(Formerly Miramar Resources, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                    Common Stock       Additional     Retained
                                 -----------------       Paid-In      Earnings
                                 Shares     Amount       Capital      (Deficit)
-------------------------------------------------------------------------------
Balance, December 31, 1994     5,247,871    $52,479   $5,838,941    $(3,395,971)
   Exercised subordinated
      debentures                 254,458      2,545      484,455
   Exercised Warrants              1,568         16        2,979

   Net income                                                            11,866
                               ------------------------------------------------
Balance, September 30, 1995    5,503,897    $55,039   $6,326,376    $(3,384,105)
                               ================================================

                                        5

FRANKLIN  CREDIT  MANAGEMENT   CORPORATION  AND  AFFILIATES   (Formerly  Miramar
Resources, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Nature of Business and Significant Accounting Policies

Nature of business: On December 30, 1994, all shares of Franklin Credit Management Corporation ("Franklin") were exchanged for shares of Miramar Resources, Inc ("Miramar"). The newly formed entity was renamed Franklin Credit Management Corporation ("Registrant"). Registrant, incorporated under the laws of the State of Delaware, acquires loans and promissory notes from mortgage and finance companies as well as from the Resolution Trust Corporation (RTC) and/or Federal Deposit Insurance Corporation (FDIC). Registrant purchases these loans directly and through certain affiliated limited partnerships and wholly owned subsidiaries. In addition, certain stockholders of the Company have limited partnership interests in these partnerships. Recurring operating income and identifiable assets attributable to these operations each constitutes more than 90% of the related combined totals for all of Registrant's operations. Registrant follows accounting principles similar to those of a consumer finance company.

During 1994, Miramar held interests in certain gas and oil wells located in Colorado, Kansas and Oklahoma. These interests were sold in December 1994 at the time of the merger. The proceeds of the sale were utilized in the ongoing business of the Registrant.

A summary of Registrant's significant accounting policies follows:

Basis of consolidation: The consolidated financial statements include the accounts of Registrant, its wholly-owned subsidiaries, Rockwell Drilling Co., Harrison Financial Corporation, Harrison First Corporation, 6 Harrison Corporation and all limited partnerships controlled by Franklin as General Partner. By terms outlined in the various partnership agreements, Franklin is specifically afforded full power and authority on behalf of the partnerships to manage, control, administer and operate the business and affairs of the partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements include the following entities:

Rockwell Drilling Co.
Franklin Credit Management Corporation (FCMC)
Franklin Credit Recovery Fund, L.P. (Fund I)
Franklin Credit Recovery Fund II, L.P. (Fund II)
Franklin Credit Recovery Fund III, L.P. (Fund III)
Franklin Credit Recovery Fund IV, L.P. (Fund IV)
Franklin Credit Recovery Fund V, L.P. (Fund V)
Franklin Credit Recovery Fund VI, L.P. (Fund VI)
Franklin Credit Recovery Fund VII, L.P. (Fund VII)
Franklin Credit Recovery Fund VIII, L.P. (Fund VIII)
Franklin Credit Recovery Fund IX, L.P. (Fund IX)
Franklin Credit Recovery Fund X, L.P. (Fund X)
Franklin Credit Recovery Fund XI, L.P. (Fund XI)
Franklin Credit Recovery Fund XII, L.P. (Fund XII)
Franklin Credit Recovery Fund XIII, L.P. (Fund XIII)
Franklin Credit Recovery Fund XIV, L.P. (Fund XIV)
Franklin Credit Recovery Fund XVI, L.P. (Fund XVI)
Franklin Credit Recovery Fund XVII, L.P. (Fund XVII)
Franklin Credit Recovery Fund XVIII, L.P. (Fund XVIII)
Franklin Credit Recovery Fund XIX, L.P. (Fund XIX)
Franklin Credit Recovery Fund XX, L.P. (Fund XX)
Franklin Credit Recovery Fund XXI, L.P. (Fund XXI)
Franklin Credit Recovery Fund XXII, L.P. (Fund XXII)
Franklin Credit Recovery Fund XXIII, L.P. (Fund XXIII)
Harrison Financial Corporation (Harrison Financial)
Harrison First Corporation (Harrison 1st)
6 Harrison Corporation (6 Harrison)
                                             6

FRANKLIN  CREDIT  MANAGEMENT   CORPORATION  AND  AFFILIATES   (Formerly  Miramar
Resources, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Cash: For purposes of reporting cash flows, Registrant includes all cash accounts (excluding restricted cash) and money market accounts held at financial institutions.

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

Allowance  for  loan  losses:   The  allowance  for  loan  losses  is  initially
established by an allocation of the acquisition discount. Subsequently, increases to the allowance are made through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes that the principal is uncollectible. Franklin's charge-off policy is based upon a loan-by-loan review for all portfolios.

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

Building, property and equipment: Building, property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Loan commitment fees: Loan commitment fees represent loan origination fees incurred by the Company in connection with obtaining financing and are amortized based on the principal reduction of the related loans.

Oil and gas properties: Miramar followed the full cost method of accounting as defined by the Securities and Exchange Commission, whereby all costs incurred in connection with the acquisition, exploration and development of oil and gas properties were capitalized. These costs were amortized using the unit-of-production method. Miramar's depreciation, depletion, amortization and valuation provision rate per barrel of oil produced during 1994 was $2.93. During 1994, the Company sold its interest in all wells and realized a gain of approximately $57,000 on the transaction.

Deferred income taxes: Deferred taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax purposes and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FRANKLIN  CREDIT  MANAGEMENT   CORPORATION  AND  AFFILIATES   (Formerly  Miramar
Resources, Inc.)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Earnings per common share: Earnings per share are computed based on the weighted average number of common shares outstanding during the period and includes the effect of redeemable common stock and outstanding warrants. Unexercised options under the conversion feature of the debenture are deemed not to be common stock equivalents. Earnings per common share has been restated for the effects of the merger.

Emerging accounting standards: The Financial Accounting Standards Board (FASB) has issued SFAS No. 107, Disclosures About Fair Value of Financial Instruments, which requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. This statement is effective for the Registrant's year ending December 31, 1995, to which the Registrant anticipates no material effect.

The FASB has issued Statement No. 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114 requires that impaired loans that are within the scope of the Statement be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate or as a practical expedient, at the loan's observable market price or the fair value of the collateral. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payment due in accordance with the terms of the loan agreement. This Statement is effective for Registrant's year ending December 31, 1995. Registrant has not addressed the potential future impact of the application of the Statement.

The FASB issued SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure which amends SFAS No. 114, to allow a creditor to use existing methods for recognizing interest income on an impaired loan by eliminating the provisions in SFAS 114 that described how a creditor should report income on an impaired loan. It also amends the disclosure requirements in SFAS No. 114 to require information about the recorded investment in certain impaired loans and how a creditor recognizes interest income related to those loans. This Statement is effective concurrent with the effective date of SFAS No. 114.

Accounting Change and Income Tax Matters: Prior to the Merger, Franklin, with the consent of their stockholders, elected to be taxed under sections of the federal and Virginia income tax laws (S Corporation status), which provide that, in lieu of corporation income taxes, the stockholders separately account for their pro rata shares of Franklin's items of income, deductions, losses and credits. On July 1, 1994 Franklin terminated its election to be treated as an S Corporation.

As a result of the July 1, 1994 termination, Franklin recorded a net deferred tax liability of approximately $736,000, for the period of inception through July 1, 1994, by a charge to income tax expense for temporary differences between the financial reporting and the income tax basis of discounts, allowances, receivables, and other assets.

Effective January 1, 1993 Franklin adopted FASB Statement No. 109, Accounting for income Taxes. The adoption of Statement No. 109 changed Franklin's method of accounting for accounting for income taxes from the deferred method to the liability method. Under the deferred method, Franklin deferred the past tax effects of timing differences between financial reporting and taxable income. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax basis.

                             PART I  -  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended September 30, 1995 Compared to Three Months Ended September
          30, 1994

      The Registrant is in the business of acquiring performing and non-performing consumer loan portfolios from various financial institutions. In late 1994, the Registrant acquired two consumer loan portfolios with an aggregate principal balance of approximately $40,000,000. In May and September of 1995 the Registrant acquired three additional consumer loan portfolios totaling approximately $30,800,000. These portfolios were acquired through term debt facilities from financial institutions (the "Senior Debt") of approximately $24,000,000 and $19,044,000, respectively.

      The Registrant believes these acquisitions will result in substantial increases in interest income and purchase discount income for future periods. Historically however, during the initial period following acquisitions, the Registrant incurs significant administrative carrying costs as these portfolios are incorporated into the Company's proprietary loan tracking system and contact with the borrowers begins to produce monthly cash flows that will be utilized to service the Senior Debt. Accordingly, during the three months ended September 30, 1995, Registrant recognized a net loss of $92,638 comparable to a net loss of $169,981 for the same period in 1994. The loss can be greatly attributed to a $1,128,476 or 269% increase in interest expense from $418,985 at September 30, 1994 to $1,547,461 at September 30, 1995 reflective of the additional Senior Debt borrowed to acquire these new portfolios.

      On May 9, 1995 Franklin purchased a non-performing consumer loan portfolio with a principal balance of $2,438,416 for an acquisition cost of $1,238,500. The portfolio was secured by condominiums and co-op apartments in the New York Metropolitan Area.

      On May 10 and May 11, 1995 Franklin was the successful bidder on 355 predominately performing consumer loans with an aggregate principal balance of $22,769,747 for the acquisition cost of $15,270,000 at the RTC's National Loan Auction VII. These loans are primary secured by first mortgages, located on a nationwide basis. The closing occurred on May 25, 1995.

      On August 17, 1995 Franklin was the successful bidder on 83 predominately non-performing consumer loans with an aggregate principal balance of $5,622,881 for the acquisition cost of $2,535,919 at the FDIC Loan Auction. These loans are primary secured by second mortgages, located in the New York Metropolitan Area. The closing occurred on September 13, 1995.

      In addition, during the third quarter of 1995, Registrant returned, pursuant to its purchase agreement with the RTC, $3,851,106 of notes receivable previously acquired from the RTC during 1994. These notes had legal or document deficiencies at the time of purchase by FCMC. Registrant has recorded, in other assets, approximately $1,498,482 which represents the purchase price of these acquired loans. Upon review and approval the purchase price of these loans will be reimbursed to Registrant by the RTC without earning any interest, while Registrant incurs interest expense with respect to the Senior Debt used to acquire these loans. Management believes that the failure of the RTC to reimburse the registrant would not have a material effect upon the operations of the Company, due to the fact that the impact would be reflected as a reduction in the overall purchase discount to be earned over the life of the portfolios.

      Registrant recognizes interest income on Notes Receivable based upon three factors; (i) interest upon performing notes, (ii) interest received with payments upon non-performing notes and (iii) the balance of settlements in excess of principal repayments. Revenues from interest income on Notes
Receivable increased $1,299,619, or 178%, from $728,895 in the three months ended September 30, 1994 to $2,028,514 for the same period in 1995. The increase in interest income was principally due to a 154% increase in net performing
Notes Receivable from $20,344,886 at September 30, 1994 to $51,647,033 at September 30, 1995.

      Purchase discount income increased $561,178 or 145%, from $387,175 in the three months ended September 30, 1994 to $948,353 for the same period in 1995. The increase in Purchase Discount income recognized reflects the increased volume of Notes Receivable.

      Revenues related to oil and gas sales declined $131,262 or 99% from $131,998 in three months ended September 30, 1994 to $736 for the same period in 1995. The sale on December 30, 1994, of the oil and gas interests accounts for the wide variances related to all oil and gas related income and expenses. The revenue reflected in the third quarter of 1995, relates to a joint venture interest, which was not sold on December 30, 1994. Oil and gas operating expenses decreased $64,520 or 98% from $65,636 in the three months ended September 30, 1994 to $1,116 for the same period in 1995.

      The Registrant had a $51,738,800 or 120% increase in gross Notes Receivable from $43,241,063 at September 30, 1994 to $94,979,863 at September 30, 1995. In view of this significant increase in Notes Receivable, the collection, general and administrative expenses increased $74,571 or 9% from $814,638 for the three months ending September 30, 1994 to $889,209 for the same period in 1995. The increase can be attributed to additional personnel required to service the Notes Receivable.

      Bad debt expense increased $190,350 or 238% from $79,971 for the three months ended September 30, 1994 to $270,321 for the same period in 1995. The increase in bad debt expense was primarily due to the charge off of several loans in connection with borrower bankruptcies.

      Interest expense increased $1,128,476 or 269%, from $418,985 in the three months ended September 30, 1994 to $1,547,461 for the same period in 1995. The increase was principally due to an increase in notes payable of $33,850,303 or 195%, from $17,329,776 at September 30, 1994 to $51,180,079 at September 30,
1995, reflecting additional funds borrowed to acquire Loan Portfolios and an increase in the interest rate charged on borrowed funds. The notes payable accrue interest at variable rates based upon the prime rate.

      Service fees increased $280,616 or 100% due to no corresponding expense in 1994. Registrant incurred the service fees under agreements with a Senior Debt Lender with respect to five of the Limited Partnerships and its wholly owned subsidiaries formed in the later part of 1994 and 1995.

      Merger related expenses increased $18,959 or 100% due to no corresponding expense in 1994. The Merger was consummated on December 30, 1994 and had no related expenses during the three months ended September 30, 1994. The fees incurred during 1995 related to expenses incurred in connection with the issuance of new stock certificates for Registrants Common Stock in connection with the Merger and public filings.

      Net losses before taxes and minority interest decreased 68% from $409,732 in the three months ended September 30, 1994 to $130,472 for the same period in 1995. Net losses decreased 46% from a $169,981 for the three months ended September 30, 1994 to $92,638 for the same period in 1995.


Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

      As reflected in the three month analysis, Registrant acquired six loan portfolios with an aggregate principal balance of approximately $75,000,000 in late 1994 and 1995. These acquisitions were funded through Senior Debt provided to the Registrant in the aggregate amount of approximately $43,310,000. The Registrant incurs significant administrative carrying costs while these portfolios are classified as to performance status and incorporated into the Company's proprietary loan tracking system. Interest expense incurred during this process,primarily as a result of the Senior Debt associated with these new portfolios increased $2,852,611 or 237% from $1,204,438 for the nine months ended September 30, 1994 to $4,057,049 for the same period in 1995. Accordingly, Registrant recognized a decline in net income of 87% from a $91,995 net income for the nine months ending September 30, 1994 to a net income of $11,866 for the same period in 1995. Management believes however that the recently acquired loan portfolios will significantly increase income and purchase discount income in future periods.

      Revenues from interest income on Notes Receivable increased $3,167,260 or 139%, from $2,274,582 in the nine months ended September 30, 1994 to $5,441,842 for the same period in 1995. The increase in interest income was principally due to the increase in Notes Receivable as noted above.

      Purchase discount income increased $1,613,667 or 123%, from $1,309,115 in the nine months ended September 30, 1994 to $2,922,782 for the same period in 1995. The increase in Purchase Discount income reflects the increased volume of Notes Receivable as well as with the reclassification of certain non-performing loans who have been brought to performing status.

      Revenues related to oil and gas sales declined $302,326 or 84% from $360,220 in nine months ended September 30, 1994 to $57,894 for the same period in 1995. The revenue reflected in the third quarter of 1995, relates to a joint venture interest, which was not sold on December 30, 1994. Oil and gas operating expenses decreased $180,706 or 92% from $195,790 in the nine months ended September 30, 1994 to $15,084 for the same period in 1995.

      Depreciation, depletion and amortization expenses increased $147,166 or 36% from $405,910 in the nine months ended September 30, 1994 to $553,076 for the same period in 1995 also reflective of the increased volume of Notes Receivable.

      The Registrant had a $51,738,800 or 120% increase in gross Notes Receivable from $43,241,063 at September 30, 1994 to $94,979,863 at September 30, 1995. In view of this significant increase in Notes Receivable, the collection, general and administrative expenses increased $610,799 or 34% from $1,776,057 for the nine months ending September 30, 1994 to $2,386,856 for the same period in 1995. The majority of this increase, $392,458 or 72%, can be attributed to additional personnel required to service the Notes Receivable. Personnel expenses increased $392,458, from $545,794 for the nine months ended September 30, 1994 to $938,252 for the same period in 1995. All other collection expenses increased $218,341, reflecting the costs associated with the significant increase in Notes Receivable. However, when analyzing the general and administrative expenses as a percentage of the total revenue they result in an actual decrease of 17% from 45% of total revenue for the nine months ended September 30, 1994 to 28% for the same period in 1995.

      Bad debt expense increased $607,781 or 248% from $244,889 for the nine months ended September 30, 1994 to $852,670 for the same period in 1995. The increase in bad debt expense was primarily due to the charge off of several loans in connection with borrower bankruptcies.

      Interest expense increased $2,852,611 or 237%, from $1,204,438 in the nine months ended September 30, 1994 to $4,057,049 for the same period in 1995. The increase was principally due to an increase in notes payable as noted above.

      Service fees increased $614,139 or 100% due to no corresponding expense in 1994. Registrant incurred the service fees under agreements with a Senior Debt Lender with respect to five of the Limited Partnerships and its wholly owned subsidiaries formed in the later part of 1994 and during 1995.

      Merger related expenses increased $93,844 or 100% due to no corresponding expense in 1994. The Merger was consummated on December 30, 1994 and there were no related expenses during the nine months ended September 30, 1994.

      Income before taxes and minority interest decreased 102% from $118,818 in the nine months ended September 30, 1994 to $1,705 for the same period in 1995. Net income decreased 87% from a $91,995 for the nine months ended September 30, 1994 to $11,866 for the same period in 1995.


Liquidity and Capital Resources

      At September 30, 1995, the Company had cash of $1,112,918, a net increase of $431,684 from December 31, 1994. During 1994, Registrant used cash in the amount of $5,734,294 in its operating activities and $7,572,703 in its investing activities. The amount of cash used in operating and investing activities was funded by $13,738,681 of net cash provided by financing activities.

      In the later part of 1994, Franklin had completed the acquisition of three non-performing consumer loan portfolios with an aggregate principal balance of approximately $63.2 million secured by first and second mortgages. In the normal course of business, Franklin began foreclosure actions on a number of these loans in late 1994. Accordingly, Franklin held no homes as inventory as of December 31, 1994. At September 30, 1995, however, Registrant held as inventory, homes having a net realizable value of $2,517,881, which were obtained through these foreclosures. Management believes these homes will be sold in the ordinary course of business and that the increase in homes held as inventory at September 30, 1995 is not material to the operations of the Company. Registrant has recorded these homes at the lower of cost or market value.

                                            11
      At September 30, 1995, Registrant held as inventory automobiles having a net realizable value of $342,452 which it obtained through repossessions in the normal course of business. Franklin held as inventory automobiles having a fair market value of $390,498 as of December 31, 1994. The decrease in automobiles held as inventory at September 30, 1995 is a result of reduced repossession and improved collection efforts. Registrant has recorded these autos at the lower of cost or market value.

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


Cash Flow From Financing Activities

      Senior Debt. As of September 30, 1995, the Limited Partnerships and affiliated wholly owned subsidiaries had twelve loans payable to two financial institutions, in the aggregate amount of $51,180,079. The twelve loans obtained by the Limited Partnerships and the affiliated wholly owned subsidiaries are collectively referred to as the Senior Debt.

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

      Eight of the Senior Debt credit agreements require that a non-interest bearing cash account be established as a "Bad Debt Reserve", funded by an initial deposit at the loan closing and additional deposits based upon a percentage of monthly collections up to a specified dollar limit. The Bad Debt Reserves are maintained at a bank which is one of the lenders of the Senior Debt. The use of the cash in the Bad Debt Reserves is restricted by the terms of the credit agreements and is to be utilized only upon the Company's failure to meet the minimum monthly payment due if collection from Notes Receivable securing the loan is insufficient to satisfy the installment due. Historically, the Company has not had to call upon these reserves. The aggregate balance of restricted cash in such accounts was $588,676 at September 30, 1995 and $382,394 at December 31, 1994.

      12% Debentures. In October 1994, Franklin made a private offering of up to $750,000 of 12% Debentures (the "12% Debentures"). The 12% Debentures bear interest at the rate of 12% per annum and are payable quarterly on the last day of each calendar quarter commencing December 31, 1994. The principal amount is payable over four years in 16 equal quarterly payments beginning with a payment due March 31, 1996, with the entire balance due on December 31, 1999. The 12% Debentures are secured by a lien subordinate to the Senior Debt encumbering the Loan Portfolio acquired at the RTC National Auction in September 1994. As of September 30, 1995, 12% Debentures having a face value of $725,000, were subscribed to and accepted by Registrant. The proceeds of this offering were used to pay costs associated with the acquisition of the Loan Portfolio in September 1994, including repayment of amounts advanced by stockholders, the cost of servicing existing Loan Portfolios and general working capital. Approximately $400,000 of the proceeds of the 12% Debentures were used for general working capital.

      Lines of Credit. Advances made available to the Company by its Senior Debt lender were used to satisfy senior lien positions and fund property repair costs in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the outstanding lines of credit and accrued interest, as well as surpass the collectable value of the original secured note receivable. Advances during the period ended September 30, 1995, total $1,377,683.

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

      On May 5, 1995 Franklin was authorized by the U.S. Department of Education and the New York State Higher Education Services Corporation to originate, purchase, hold and transfer U.S. and New York State guaranteed Student Loans. Franklin may utilize this designation for possible future student loan portfolio acquisition.

                                        SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 1995               FRANKLIN CREDIT MANAGEMENT
                                CORPORATION



                                 By:   FRANK B. EVANS
                                       Frank B. Evans
                                       Vice President,Chief Financial Officer
                                          and Director