Form 10KSB
period 1995-12-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 1996-04-01
CIK 831246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1995

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT OF 1934  For the  transition  period  from
                        _____________ to _____________

                       Commission file number 0-17771

                     FRANKLIN CREDIT MANAGEMENT CORPORATION
     (Exact name of small business issuer as specified in its charter)

                Delaware                                75-2243266
(State or other jurisdiction of incorporation       (I.R.S. Employer
 or organization)                                  Identification No.)

                                    Six Harrison Street
                                 New York, New York  10013
                                      (212) 925-8745
              (Address of principal executive offices, including zip code, and telephone number, including area code)

                Securities registered pursuant to Section 12(b) of the Act:
                                           None

                Securities registered pursuant to Section 12(g) of the Act:

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

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [X]

      Issuer's revenues for the fiscal year ended December 31, 1995 were $11,760,857.

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of the Common Stock on March 8, 1996 was approximately $2,535,000.

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.    Yes  X   No

      The number of shares of Common Stock, par value $0.01 per share, outstanding as of March 8, 1995, was 5,503,896.

                            Documents Incorporated by Reference

      Portions of the Registrant's Annual Report on 10KSB for year ended December 31, 1994 are incorporated by reference into Part I.

                                    PART I

Item 1.  Description of Business.

      On December 30, 1994, Miramar Resources, Inc. ("Miramar") consummated a merger (the "Merger") with Franklin Credit Management Corporation ("Franklin") and changed its name as the surviving corporation to "Franklin Credit Management Corporation" ("Franklin" or "Registrant"). Prior to the Merger, the principal business of Registrant was the production and marketing of oil and gas from wells located in Colorado, Kansas and Oklahoma. On December 30, 1994, following the effective time of the Merger, Registrant sold its most significant oil and gas interests which were located in Colorado.

      Registrant has continued the business of Franklin and, as a result, Registrant is engaged in the financial services business. Registrant's business currently involves the acquisition and collection of real estate secured loan portfolios ("Loan Portfolios").

      Business of Registrant. Registrant acquires consumer-oriented Loan Portfolios from mortgage lending and financial institutions and the Federal Deposit Insurance Corporation ("FDIC"). To date, Registrant has focused its acquisitions primarily on real estate secured Loan Portfolios with aggregate face amounts of between $2,000,000 and $10,000,000.

      Prior to 1995, Registrant generally acquired interests in Loan Portfolios through participation in Limited Partnerships rather than by direct ownership. During 1994 the Company purchased the interests of certain limited partners and liquidated the associated limited partnerships. During 1995 the Company purchased the interests of all remaining limited partners and liquidated all limited partnerships in an effort to simplify its capital structure and reduce administrative costs. Income (loss) upon liquidation for 1995 and 1994 were $(247,105) and $24,925 respectively. Limited partnership interests purchased from limited partners who also had an ownership interest in the Company were recorded as additional paid in capital in the amount of $144,579.

      Since its inception the Company has purchased approximately 9,000 loans with a principal balance of approximately $173,000,000 of which approximately 3,800 loans remain active. The Loan Portfolios bought by Registrant consist primarily of loans secured with collateral such as first mortgages, home equity/home improvement and second mortgages.

      Registrant's management intends to continue to pursue the acquisition of Loan Portfolios from the FDIC as well as various private financial institutions such as banks, mortgage and finance companies. Registrant's management has filed an application to become licensed to purchase FHA Title One loans. In addition, Registrant was authorized by the U.S. Department of Education and the New York State Higher Education Services Corporation on May 5, 1995, to originate, purchase, hold and transfer U.S. and New York State guaranteed Student Loans. While the FDIC has sold a significant number of loans at public and private auction in the past, there can be no assurance that Loan Portfolios will continue to be available from the FDIC or that Loan Portfolios will be available from other sources.

      While Registrant attempts to collect on all loans in each of the Loan Portfolios, it is unlikely that Registrant will be successful in collecting the full amount due under each loan in any of the Loan Portfolios. In addition, significant administrative and litigation expenses are often incurred in collection efforts.

      Historically, Registrant's income has been earned through its equity participation as General Partner in the Limited Partnerships. The Limited Partnerships' primary source of income was Registrant's collection, as general partner, of principal and interest due under the loans comprising the Loan Portfolios. The Company as of December 31, 1995, has purchased all of the interests of these Limited Partnerships, thereby assuming sole ownership of the respective assets.

      Registrant employs standardized in-house servicing procedures in the acquisition and collection of loans. The Registrants operations are divided into three departments which are responsible for the servicing of the loans.

      Acquisition and Start-up Department. The responsibilities of this department include the following: (i) initial due-diligence of the portfolio;
(ii) acquisition and initialization of these loans into a proprietary information system; (iii) the immediate issuing of introductory letters with information regarding the change of ownership of the loan, information regarding where to mail payments and a toll-free number which borrowers may call with questions; (iv) the full internal audit of all the loans to identify and correct any disputes or problems involved in the input of these loans; (v) mailing of an audit letter advising the borrower of the outstanding balance, last payment date and remaining terms; and (vi) collection activities to restructure non-performing accounts, identify legal accounts and initially monitor performing accounts.

      Service Department. This department is responsible for the monitoring of all day-to-day operations concerned with performing loans. The Service Department is responsible for maintaining the monthly cash flows produced from the performing accounts and is expected to maintain certain goals that are assigned on a monthly basis by management. Registrant's management meets regularly with staff members to review the status of collections as well as to identify and solve collection problems.

      Legal and Real Estate Department. The Acquisition and Start-up Department identifies accounts which require legal action. An analysis is prepared to develop a litigation strategy and appropriate counsel is assigned. Follow-ups are conducted to insure implementation of litigation strategy. As a last resort it may be necessary to acquire real estate collateral through foreclosure. An evaluation is made to liquidate the asset through sale or to retain the asset on a rental basis.

      Bankruptcy and Related Events. Information regarding Registrant's prior Bankruptcy and Related Events is incorporated herein by reference to Registrant's 10-KSB for the fiscal year ended December 31, 1994, filed with the SEC on March 31, 1995. (Item 1. Description of Business - Pg.3).

      Formation of Franklin. Franklin, a Delaware corporation organized in 1990, was formed by Thomas J. Axon and Frank B. Evans, Jr., currently executive officers of Registrant, to acquire consumer loan portfolios from the RTC and the FDIC. In connection with the formation of the Registrant, in March 1993, Franklin completed the private placement of $2,000,000 in 15% Debentures and warrants for the purchase of Franklin Common Stock (the "15% Debentures"), the proceeds of which were used to acquire interests in loan portfolios and for operations. In January 1995, Franklin completed the private placement of $705,000 of 12% Debentures (the "12% Debentures"), the proceeds of which were used to fund the acquisition of a loan portfolio, including amounts advanced by stockholders, the cost of servicing existing debt obligations and for general working capital. Additionally, in late 1995, Franklin completed the private placement of $555,000 of 12% Debentures (the "Harrison 1st 12% Debentures"), the proceeds of which were used in part to fund the acquisition of a loan portfolio.

      Competition. Registrant faces significant competition in the acquisition of Loan Portfolios. In its acquisition of Loan Portfolios from the FDIC and other financial institutions the Registrant experiences competition from regional and local banks, as well as regional and national finance companies. From 1990 to 1995, Registrant acquired the majority of the Loan Portfolios from the RTC or the FDIC at private and public auction. The RTC ceased doing business as of December 31, 1995. The Registrant believes that this will not materially affect the supply of these loan portfolios and the Registrant believes opportunities to acquire market paper remains strong. As a result of the federal government closing the RTC, the Registrant's acquisition efforts have been directed to private institutions and public auctions involving private financial institutions. Nearly all of the Company's competitors possess significant resources. The Registrant believes that an agreement in principal, from a bank, to reduce the cost of acquisition funds, could increase the Registrant's competitiveness.

      Customers. Registrant's primary source of income is derived from collection of Notes Receivable. In the past the Registrant has sold loan assets and may, in the future, sell portions of the Loan Portfolios to third parties. Registrant experiences competition from mortgage and finance companies in the sale of Loan Portfolios. In addition, sales of bulk Loan Portfolios by the FDIC and large private auctions have had a substantial impact on the market by decreasing the number of companies buying portfolios. While Registrant has been successful in marketing Loan Portfolios which it has elected to sell in the past, there can be no assurance that Registrant will be able to successfully market Loan Portfolios in the future.

      Regulation. Registrant's activities in servicing the Loan Portfolios are subject to regulation under various state and federal laws relating to the collection of consumer obligations, including but not limited to the Fair Debt Collection Act. These regulations specify the methods which Registrant can employ in its collection efforts. If Registrant is deemed to have violated these regulations, Registrant could be precluded from further collection efforts and liable for monetary damages. Registrant does not expend material amounts of financial resources complying with federal, state or local environmental laws.

      Employees. Registrant had 25 employees as of December 31, 1995. None of Registrant's employees is a member of a labor union. Registrant believes that its employee relations are good.

Item 2. Description of Properties.

      Properties. Registrant, as of December 31, 1995, holds an undivided 100% interest in a 6,600 square foot office condominium unit located on the Sixth Floor of Six Harrison Street, New York, New York. Registrant also rents a secondary office located at 8201 Greensboro Drive, Suite 601, McLean Virginia. Registrant's principal offices are located at the Harrison Street location. (See
Part III; Item 12. Certain Relationships and Related Transactions for further information.)

Item 3.  Legal Proceedings.

      Trademark Dispute. On January 4, 1994, Franklin received a letter from the law firm of Townsend and Townsend and Crew (the "Townsend Firm") of San Francisco, CA, on behalf of their client, Franklin Resources, Inc. The Townsend Firm stated that their client was the owner of the trademark "Franklin" as well as other marks utilizing "Franklin" and, as such, demanded that Franklin cease use of the designation "Franklin" for investment purposes. In September 1995 Franklin Resources, Inc. commenced a civil action (the "Civil Action") titled
Franklin Resources, Inc. v. Franklin Credit Management Corporation, et al., Civil Action No. 95 Civ. 7686 (CSH) against the Registrant. The Registrant believes and it is the opinion of it's counsel that the eventual outcome of this litigation will have no material impact on its financial condition or operations.

      Registrant is also a party, as a plaintiff, to various actions seeking to recover amounts due under promissory notes in the Loan Portfolios. The amount involved in each of these actions does not exceed 10% of the current assets of Registrant.

      Beginning in July of 1991, Registrant has been party to various actions and settlements with the previous directors and officers of Miramar Resources, Inc. Information regarding Registrants Legal Proceedings concerning these matters is incorporated herein by reference to the Registrants 10-KSB filed with the SEC on March 31, 1995, (Item 3. Legal Proceedings - Pg.5).

      In a subsequent event the parties to the original Shultz settlement agreement have filed an action involving the Registrant. In connection with the Schultz Settlement, certain defendants commenced an action styled: William B.
Shultz, Sr., Family Living, Q-Tip Trust v. Franklin Credit Management Corporation formerly known as Miramar Resources, Inc., Case No. 3652H, District Court, Hartley County, Texas (the "Quiet Title Action"). The plaintiff in Quiet Title Action seeks a determination that a Deed of Trust protects the security interest in the collateral assigned Registrant as part of the Shultz settlement agreement is unenforceable. Franklin has filed an answer in the Quiet Title Action and management believes the allegations are without merit and the Registrant will enforce the original provisions of the settlement agreement. It is the opinion of Company counsel that the Shultz settlement agreement is enforceable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1995.

                                    PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Market Information. The Company's Common Stock was quoted on the National Association of Securities Dealers, Inc. Automated Quotation System (NASDAQ) under the symbol "MIRA" until January 1992, when trading was suspended due to the Company's failure to file timely quarterly and annual reports with the Securities and Exchange Commission. Registrant became current with all outstanding SEC filings on November 23, 1993.

      The Company has obtained the information in the following table directly from the NASD Bulletin Board.

                                   1994             1995
                                    Bid(*)           Bid
                             -------------------------------
                              High    Low        High   Low

First Quarter                $5.00   $2.50      $1.00  $1.00
Second Quarter               $5.00   $2.50      $2.50  $2.50
Third Quarter                $5.00   $1.00      $2.50  $2.50
Fourth Quarter               $1.00   $1.00      $2.25  $2.25

(Note *: The information for 1994 reflects the Merger and the subsequent 20:1 reverse split).

      Trading during these periods was limited and sporadic. The above-referenced quotations may not, therefore, accurately reflect the market value of the securities. Moreover, the above referenced quotations reflect inter-dealer prices without retail markup or markdown or commissions and may not represent actual transactions.

      As of March 8, 1996, there were approximately 2,382 record holders of the Company's Common Stock.

      Dividend Policy. The Company has not paid cash dividends on its Common Stock to date and does not anticipate paying any significant cash dividend in 1996.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Prior to the Merger, the principal business of the Registrant had been the production and marketing of oil and gas from wells located in Colorado, Kansas and Oklahoma. Following the Merger, the Company sold all significant oil and gas interests which were in Colorado to an unaffiliated third party for $375,000, plus certain other considerations. The Company has continued in the business of acquiring performing and non-performing loan portfolios secured by real estate from various financial institutions.

      Loan Acquisitions. In late 1994, the Registrant acquired two loan portfolios with an aggregate principal balance of approximately $40,000,000. During 1995 the Registrant acquired six additional loan portfolios totaling approximately $59,500,000. Three of these portfolios, or approximately $28,000,000, were acquired in December of 1995. These portfolios were acquired through term debt facilities from financial institutions (the "Senior Debt") of approximately $24,000,000 and $35,570,000, respectively. The increase in the size of Loan Portfolios acquired during 1995, as well as the overall success in obtaining Loan Portfolios, reflects improved funding capacity resulting from increases in available bank credit lines from approximately $60,000,000 in 1994 to approximately $100,000,000 at December 31, 1995.

      The  Registrant  believes  these  acquisitions  will result in substantial increases in interest income and purchase discount income for future periods. During the initial period following acquisitions, the Registrant incurs significant administrative carrying costs as new portfolios are incorporated into the Company's proprietary loan tracking system and contact with the borrowers begins to produce monthly cash collections utilized to service the Senior Debt.

      The Company's management intends to attempt to continue growth through the acquisition of additional Loan Portfolios utilizing available credit lines. Management intends to primarily pursue acquisitions of performing and non-performing real estate secured loan portfolios through out the northeastern United States. There can be no assurance the Company will be able to acquire any additional Loan Portfolios or that it may do so on favorable terms. While management believes that the acquisition of additional Loan Portfolios would be beneficial, management does not believe that current operations would be materially impacted if additional Loan Portfolios are not acquired during 1996. Management intends to obtain additional Loan Portfolios and to continue operations at current levels or expand operations.

      Interest Rate Impact. The rise in market rates of interest during 1995 has increased the cost of funds on Senior Debt in connection with Loan Portfolio acquisitions. As of December 31, 1995, Franklin had thirteen loans with financial institutions with an aggregate principal balance of approximately $70,000,000. The Senior Debt accrues interest at a variable rate based upon prime rate. Registrant incurs additional cost of capital expenditures in the form of service fees and loan commitment fees. The service fees are a percentage of gross collections on specific portfolios while loan commitment fees are points based upon original Senior Debt, both payable directly to the Senior Debt lenders. Due to increases in the prime rate during 1995, together with service fees and loan commitment fees, the effective interest rate paid on Franklin's existing Senior Debt increased, directly reducing net income. The majority of the Notes Receivable bear interest at a fixed rate; consequently, there is little corresponding increase in interest income from the fixed rate Notes Receivable due to increases in market interest rate conditions. The average effective interest rate on borrowed funds for the Senior Debt increased from approximately 12% in 1994 to 15% in 1995. Management believes that future increases in the prime rate may negatively impact the net income of the Company.

      Change in Taxpayer Status. Prior to June 30, 1994, Franklin elected to be taxed under Subchapter S of the Internal Revenue Code and as a result the pro rata share of Franklin's items of income, deductions, losses and credits were reported on the tax returns of Franklin's stockholders. Franklin's eligibility under Subchapter S terminated on July 1, 1994. As a result, the Company was required to report items of income, deductions, losses and credits attributable to Franklin on its federal tax return for periods after July 1, 1994. As a result of the termination of Franklin's eligibility under Subchapter S, the Company recognized a charge to income tax expense in 1994 in the amount of $736,741 representing timing differences between financial reporting and the income tax basis of discounts, allowances, receivables and other assets of the Company. The charge to income tax expense as a result of termination of its S Status is non-recurring.

      Investments in Limited Partnerships. During 1994 the Company purchased the interests of certain limited partners and liquidated the associated limited partnerships. During 1995 the Company purchased the interests of all remaining limited partners with Senior Debt and liquidated all limited partnerships. Income (loss) upon such liquidations for 1995 and 1994 were $(247,105) and $24,925 respectively. Limited partnership interests purchased from limited partners who also had a significant ownership interest in the Company were recorded as an increase of $144,579 to paid in capital.

      The operations of Franklin are not materially affected by seasonal variations.

Results of Operations

Fiscal Year 1995 Compared to 1994

      Total revenue, comprised primarily of interest income and purchase discount earned, increased $4,706,176 or 67% from $7,054,681 in fiscal 1994 to $11,760,857 in fiscal 1995. Registrant recognizes interest income on Notes Receivable based upon three factors; (i) interest upon performing notes, (ii) interest received with payments upon non-performing notes and (iii) the balance of settlements in excess of principal repayments. Revenues from interest income on Notes Receivable increased $3,202,791, from $3,163,397 in fiscal 1994 to $6,366,188 in fiscal 1995. Purchase discount income increased $1,935,907, from $3,385,443 in fiscal 1994 to $5,321,350 in fiscal 1995. The increase in both interest income and purchase discount earned reflects both an increased volume and improved performance of certain Notes Receivable. Operating income as a percentage of net notes receivable was .5% in fiscal 1995 as compared to 1.8% in fiscal 1994. This is largely due to the late acquisitions of approximately $28,000,000 of Notes Receivable.

      Operating income decreased 55% from $790,378 in fiscal 1994 to $356,395 in fiscal 1995. Management believes that this decrease was caused primarily by the late acquisition of approximately $28,000,000 of Notes Receivable. Other factors include the liquidation of the Limited Partnerships and the expenses incurred in acquiring the Loan Portfolios in December of 1995. The liquidation related expenses are non-recurring charges related to 1995, while the benefit of the ownership transfer of the related assets will be realized over their remaining lives.

      Total operating expenses increased $5,140,159 or 82%, from $6,264,303 in fiscal 1994 to $11,404,462 in fiscal 1995. This was largely due to the increase of both Notes Receivable and the associated Senior Debt during fiscal 1995.

      The collection, general and administrative expenses increased $937,576 or 41% from $2,272,877 in fiscal 1994 to $3,210,453 in fiscal 1995. Personnel expenses increased $296,017 or 41% from $718,489 for fiscal 1994 to $1,014,506 for fiscal 1995; and collection expenses, increased $641,559 or 41% from $1,554,388 for fiscal 1994 to $2,195,947 for fiscal 1995. Increases in personnel expenses were due to an increase number of employees required to service the additional Notes Receivable. All other collection expenses increased due to the increase in Notes Receivable.

      Interest expense increased $3,617,793 or 191%, from $1,893,471 in fiscal 1994 to $5,511,264 in 1995. The increase was principally due to an increase in Senior Debt, debentures and lines of credit totalling $31,612,074 or 78%. In addition, the increase in the prime rate effected the cost of borrowed funds used to acquire Loan Portfolios, which increased from $40,287,971 at December 31, 1994 to $71,900,045 at December 31, 1995. The notes payable accrue interest at variable rates based upon the prime rate. The Registrant is currently negotiating with its Senior Debt lenders to modify the existing terms of its Senior Debt obligations. Management believes that such modifications will reduce its borrowing costs during fiscal 1996, assuming general market rates remain at present levels.

      Bad debt expense increased $389,360 or 56% from $701,122 for fiscal 1994 to $1,090,482 for fiscal 1995. The majority of this increase related to one specific borrower who filed for bankruptcy in 1995. Bad debt expense expressed as a percentage of gross notes receivable for both 1994 and 1995 equates to approximately 1%.

      Income before taxes and minority interest decreased 77% from $1,551,297 in fiscal 1994 to $356,395 in 1995. Net income decreased 49% from $242,303 in fiscal 1994 to $124,703 in fiscal 1995, as a result of those items directly effecting operating income.


Liquidity and Capital Resources

      At December 31, 1995, the Company had cash of $1,335,800, a net increase of $654,566 from December 31, 1994. During 1995, Registrant used cash in the amount of $3,667,375 in its operating activities and $23,876,087 in its investing activities, primarily for the purchase of Notes Receivable. The amount of cash used in operating and investing activities was funded by $28,198,028 of net cash provided by financing activities.

      During fiscal 1994 and fiscal 1995, Franklin completed the acceleration of certain non-performing consumer loans secured by first and second mortgages. In the normal course of business, Franklin began foreclosure actions on a number of these loans in late 1994. Accordingly, Franklin held no Other real estate owned ("REO Properties") as of December 31, 1994. At December 31, 1995, however, Registrant held REO Properties having a net realizable value of $3,785,651. Management believes these REO Properties will be sold in the ordinary course of business and that the increase in REO Properties held as inventory at December 31, 1995 is not material to the operations of the Company. Registrant has recorded these REO Properties at the lower of cost or market value.

      At December 31, 1995, the Company held as inventory automobiles having a net realizable value of $267,428 which it obtained through repossessions. Franklin held as inventory automobiles having a fair market value of $390,498 as of December 31, 1994. The decrease in automobiles held as inventory at December 31, 1995 is a result of reduced repossessions and inventory sales. Registrant has recorded these autos at the lower of cost or market value.

      Certain loan agreements currently require "service fees" based on gross cash collections of principal and interest as well as accelerated principal reductions from early payoff collections. The use of this cash flow for the repayment of bank debt may create cash shortages in the Registrants ability to fund operations, pay taxes and retire its subordinated debt. Management believes that the Company's existing cash balances, credit lines, modifications to its Senior Debt obligations and anticipated cash flow from operations will provide sufficient capital resources for its currently anticipated operating needs. The Registrant is currently negotiating with its

Senior Debt lenders to modify the existing terms of its funding of cash flows for operations, to improve cash flows.


Cash Flow From Operating and Investing Activities

      Substantially all of the assets of Registrant are invested in Notes Receivable. The Company's primary source of cash flow from operating and investing activities is principally collections on Notes Receivable.

      Due to the restrictions placed on Registrant's use of collections from Notes Receivable imposed by the Senior Debt lenders, which restrictions are described below in Cash Flow From Financing Activities, Registrant experiences periods of irregular cash flow shortages. Management believes that Registrant has sufficient cash flow to pay current liabilities arising from operations. Management also believes that sufficient cash flow from the collection of Notes Receivable will be available to repay Registrant's secured obligations and that sufficient additional cash flows will exist, through collections of Notes Receivable, the sale of Loan Portfolios, continued modifications to the secured debt credit agreements or additional borrowings, to repay the obligations of Registrant. Registrant has no commitments for capital expenditures. Except for management's intent to acquire additional Loan Portfolios, Registrant is not aware of any trends or operations that would cause Registrant to incur additional capital expenditures in the future.


Cash Flow From Financing Activities

      Senior Debt. As of December 31, 1995, the affiliated wholly owned subsidiaries had thirteen loans payable to two financial institutions, in the aggregate amount of $70,640,045. The fourteen loans obtained by the affiliated wholly owned subsidiaries are collectively referred to as the Senior Debt.

      The Senior Debt is collateralized by first liens on the respective Loan Portfolios for which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and it is intended that the payments will continue to be, met by the collections from the respective Loan Portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments due each month and accelerated payments based on the collection of the Notes Receivable securing the debt. The accelerated payment provisions are generally of three types: the first requires that all collections from Notes Receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt; the second requires the Company to maintain a fixed ratio of the aggregate amount of Notes Receivable compared to the outstanding amount of the Senior Debt; the third requires a further percentage to be applied over additional principal reduction from available cash after scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the minimum scheduled payments. However, while the Senior Debt remains outstanding, these accelerated payment provisions limit the amount of cash flow which is available to the Company. The Registrant is currently negotiating with its Senior Debt lender to modify the existing terms of its funding of cash allowances for operations to improve cash flows.

      Certain of the Senior Debt credit agreements require that a non-interest bearing cash account be established, funded by an initial deposit at the loan closing and additional deposits based upon a percentage of monthly collections up to a specified dollar limit. The restricted cash maintained at a bank which is one of the lenders of the Senior Debt. Restricted cash is to be utilized only upon the Company's failure to meet the minimum monthly payment due if collection from Notes Receivable securing the loan is insufficient to satisfy the installment due. Historically, the Company has not had to call upon these reserves. The aggregate balance of restricted cash in such accounts was $382,394 at December 31, 1994 and $617,111 at December 31, 1995.

      12% Debentures. In October 1994, Franklin made a private offering of up to $750,000 of 12% Debentures (the "12% Debentures"). The 12% Debentures bear interest at the rate of 12% per annum and are payable quarterly on the last day of each calendar quarter commencing December 31, 1994. The principal amount is payable over four years in 16 equal quarterly payments beginning with a payment due March 31, 1996, with the entire balance due on December 31, 1999. The 12% Debentures are secured by a lien subordinate to the Senior Debt encumbering the Loan Portfolio acquired at the RTC National Auction in September 1994. As of December 31, 1995, 12% Debentures having a face value of $705,000, were subscribed to and accepted by Registrant. The proceeds of this offering were used to pay costs associated with the acquisition of the Loan Portfolio in September 1994, including repayment of amounts advanced by stockholders, the cost of servicing existing Loan Portfolios and general working capital. Approximately $400,000 of the proceeds of the 12% Debentures were used for general working capital.

      Harrison First Corporation 12% Debentures. In the second half of 1995, Franklin made a private offering of up to $800,000 of 12% Debentures (the "Harrison 1st 12% Debentures"). The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum and are payable quarterly on the last day of each calendar quarter commencing September 30, 1995. The principal amount is payable over five years in 11 equal quarterly payments beginning with a payment due September 30, 1997, with the remaining balloon payment due on June 30, 2000. The Harrison 1st 12% Debentures are secured by a lien subordinate to the Senior Debt encumbering the Loan Portfolio acquired at the RTC National Auction in May 1995. As of December 31, 1995, the Harrison 1st 12% Debentures having a face value of $555,000, were subscribed to and accepted by Registrant. The proceeds of this offering were used to pay costs associated with the acquisition of the Loan Portfolio in May 1995.

      Lines of Credit. Advances made available to the Company by its Senior Debt lender were used to satisfy senior lien positions and fund property repair costs in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the outstanding lines of credit and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has an agreement in principal with its Senior Debt lender to increase the line to cover additional real estate foreclosures which the Registrant maybe required to hold as rental property to maximize its return. The total amounts outstanding under the lines of credit as of December 31, 1995 and 1994, were $1,324,128 and $0, respectively. The agreement with a bank provides the Company the ability to borrow a maximum of $1,500,000 at a rate equal to the bank's prime rate plus two percent per annum. Principal repayment of the lines are due six months from the date of each cash advance and interest is payable monthly.

      Limited Partnerships. Franklin was the general partner of seventeen limited partnerships which were active during 1995. The limited partnerships had obtained capital to purchase Loan Portfolios primarily from one, or a combination of the following sources: (i) equity contributions or loans from Franklin and its stockholders, (ii) the sale of limited partnership interests to third parties and (iii) loans from banks or finance companies (which is referred to as the Senior Debt). During 1994 the Company purchased the interests of certain limited partners and liquidated the associated limited partnerships. During 1995 the Company purchased the interests of all remaining limited partners and liquidated all limited partnerships. Income (loss) upon liquidation for 1995 and 1994 were $(247,105) and $24,925 respectively. Limited partnership interests purchased from limited partners who also had an ownership interest in the Company were recorded as additional paid in capital in the amount of $144,579.

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

Item 7.  Financial Statements.

                    FRANKLIN CREDIT MANAGEMENT CORPORATION
                                   AND AFFILIATES
                      ( FORMERLY MIRAMAR RESOURCES, INC.)


                          CONSOLIDATED FINANCIAL REPORT


                                DECEMBER 31, 1995


                                      CONTENTS
- ------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                               16
- ------------------------------------------------------------------------------
FINANCIAL STATEMENTS

   Consolidated balance sheets                                        17 - 18

   Consolidated statements of income                                       19

   Consolidated statements of stockholders' equity                         20

   Consolidated statements of cash flows                              21 - 22

   Notes to consolidated financial statements                         23 - 37
- ------------------------------------------------------------------------------

                            INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Franklin Credit Management Corporation and Affiliates
New York, New York

We have audited the accompanying consolidated balance sheets of Franklin Credit Management Corporation and Affiliates (formerly Miramar Resources, Inc.) as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Credit Management Corporation and Affiliates as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards Numbers 114 and 118 regarding the method of accounting for impaired loans.




Jericho, New York
March 15, 1996

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
 (FORMERLY MIRAMAR RESOURCES, INC.)

CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994



ASSETS                                                1995             1994
- --------------------------------------------------------------------------------

Cash                                          $      1,335,800 $        681,234
Restricted Cash (Note 6)                               617,111          382,394
Notes Receivable (Notes 3 and 6)
   Principal amount                                116,573,463       81,914,930
   Joint venture participations                       (448,966)        (492,086)
   Purchase discount                               (28,708,043)     (26,421,274)
   Allowance for loan losses                       (20,420,311)     (12,267,546)
                                              ----------------------------------
                                                    66,996,143       42,734,024
                                              ----------------------------------
Accrued Interest Receivable                          1,150,869          932,450
Other real estate owned                              3,785,651               -
Inventory, automobiles                                 267,428          390,498
Other Receivables (Note 13)                            502,486          654,029
Refundable income tax                                   74,240               -
Other Assets                                           938,001          855,854
Building, Furniture and Fixtures, net (Note 4)         698,418          385,341
Loan Commitment Fees and Other, net                  1,564,920        1,530,463
                                               ---------------------------------

                                              $     77,931,067 $     48,546,287
                                               =================================

See Notes to Consolidated Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                   1995           1994
- --------------------------------------------------------------------------------

Liabilities:
  Accounts  payable and accrued expenses      $        701,142 $        781,682
  Line of Credit (Note 10)                           1,324,128               -
  Notes payable (Note 6)                            69,315,917       39,186,371
  Convertible subordinated debentures (Note 7)              -           526,600
  Subordinated debentures (Note 8)                   1,260,000          575,000
  Notes payable, affiliates (Note 9)                   834,616          469,417
  Due to affiliates (Note 12)                               -           232,075
  Income taxes payable                                      -           163,336
  Deferred income taxes (Note 11)                    1,240,540        1,058,612
                                              ---------------------------------
             Total  liabilities                     74,676,343       42,993,093
                                              ---------------------------------
Minority Interest in Consolidated Partnerships              -         2,570,745
                                              ---------------------------------
Redeemable Common Stock (Note 7)                            -           487,000
                                              ---------------------------------
Commitments and Contingencies (Note  13)
Stockholder's Equity:
  Common stock,$.01 par value, 10,000,000 shares
    authorized, 5,503,896 and 5,247,871 shares
    issued and outstanding in 1995 and 1994
    respectively (Note 7)                               55,040           52,479
  Additional paid-in capital (Note 5)                6,470,952        5,838,941
  Accumulated deficit                               (3,271,268)      (3,395,971)
                                              ---------------------------------
                                                     3,254,724        2,495,449
                                              ---------------------------------
                                              $     77,931,067  $    48,546,287
                                              =================================

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
 (FORMERLY MIRAMAR RESOURCES, INC.)

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1995 and 1994

                                                        1995          1994
- -------------------------------------------------------------------------------

Revenue:
   Interest income                             $      6,366,188 $     3,163,397
   Purchase discount earned                           5,321,350       3,385,443
   Oil and gas                                               -          404,855
   (Loss) gain on liquidation of partnership
     interests (Note 5)                                (247,105)         24,925
   Gain (loss) on sale of portfolios                    109,067         (48,265)
   Gain on sale of oil and gas interests                     -           57,433
   Other                                                211,357          66,893
                                                -------------------------------
                                                     11,760,857       7,054,681
                                                -------------------------------
Operating expenses:
   Collection, general and administrative             3,210,453       2,272,877
   Provision for loan losses (Note 3)                 1,090,482         701,122
   Interest expense                                   5,511,264       1,893,471
   Service fees                                         829,016         177,744
   Amortization of debt issuance costs                  710,663         557,407
   Depreciation                                          52,584         133,856
   Oil and gas                                               -          235,314
   Merger expenses (Note 2)                                  -          292,512
                                                 ------------------------------
                                                     11,404,462       6,264,303
                                                 ------------------------------
              Operating income (loss)                   356,395         790,378
Litigation proceeds (Note 13)                                -          760,919
                                                 ------------------------------
                                                        356,395       1,551,297
Provision for income taxes (Note 11)                    176,901       1,242,558
                                                 ------------------------------
                                                        179,494         308,739
Minority interest in net income
  of consolidated partnerships                           54,791          66,436
                                                 ------------------------------
              Net income                         $      124,703  $      242,303
                                                 ==============================

Earnings per common share:
   Income before minority interest               $           0.03 $        0.06
   Minority interest in net income
     of consolidated partnerships                           (0.01)        (0.01)
                                                 ------------------------------
   Net income                                    $           0.02 $        0.05
                                                 ==============================
Weighted average number of shares outstanding           5,452,062     5,142,985
                                                 ==============================

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
 (FORMERLY MIRAMAR RESOURCES, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1995 and 1994

                                     Common Stock      Additional
                                    --------------      Paid -In    Accumulated
                                  Shares      Amount    Capital       Deficit
- -------------------------------------------------------------------------------

Balance, December 31, 1993       4,760,785    47,608    3,472,732   (2,106,195)
   Conversion of subordinated
      debentures (Note 8)          487,086     4,871      834,130           -
   Restatement in connection
      with the termination of
      Subchapter S Corporation
      election                          -         -     1,532,079   (1,532,079)
   Net income                           -         -            -       242,303
                               ------------------------------------------------
Balance, December 31, 1994       5,247,871    52,479    5,838,941   (3,395,971)
   Conversion of subordinated
      debentures (Note 8)          254,457     2,545      484,455           -
   Conversion of warrants            1,568        16        2,977           -
      Contributed capital(Note 5)       -          -      144,579           -
   Net income                           -          -           -       124,703
                               ------------------------------------------------
Balance, December 31, 1995       5,503,896  $ 55,040  $ 6,470,952 $ (3,271,268)
                               ================================================

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
 (FORMERLY MIRAMAR RESOURCES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1995 and 1994



                                                      1995            1994
- -------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net income                                  $        124,703 $       242,303
  Adjustments to reconcile net income
   to net cash used in operating
   activities:
     (Gain) on sale of oil and gas interests                -          (57,433)
     Loss (gain) on liquidation of partnership
       interests                                       247,105         (24,925)
     (Gain) loss on sale of portfolios                (109,067)         48,265
     Depreciation                                       52,584         133,856
     Amortization of debt issuance costs               710,663         557,407
     Minority interest in net income of affiliates      54,791          66,436
     Purchase discount earned                       (5,321,350)     (3,385,443)
     Provision for loan losses                       1,090,482         701,122
     Deferred tax provision                            181,928       1,058,612
     Changes in assets and liabilities:
       (Increase) decrease in:
          Accrued interest receivable                 (218,419)       (465,748)
          Accounts receivable                          151,543        (413,620)
          Other assets                                 (82,147)       (822,634)
       Increase (decrease) in:
          Accounts payable and accrued expenses        (80,540)       (199,316)
          Due to affiliates                           (232,075)         79,630
          Income tax payable                          (237,576)        163,336
                                               --------------------------------
          Net cash used in operating activities     (3,667,375)     (2,318,152)
                                               --------------------------------
Cash Flows From Investing Activities
  Purchase of property and equipment                   (56,605)        (72,865)
  Proceeds from sale of properties                          -          453,000
  Purchase of notes receivable                     (37,507,456)    (32,373,980)
  Principal collections on notes receivable         13,965,811       8,078,904
  Joint venture participation                          (43,120)        113,093
  Increase in restricted cash                         (234,717)       (104,016)
                                               --------------------------------
          Net cash used in investing activities    (23,876,087)    (23,905,864)
                                               --------------------------------

                               (Continued)

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
 (FORMERLY MIRAMAR RESOURCES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS ( CONTINUED)
Years Ended December 31, 1995 and 1994



                                                      1995             1994
- -------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Distributions to minority interests        $    (2,728,062) $    (1,240,871)
   Contributions from minority interest                    -         1,239,580
   Capital contributions                                2,993               -
   Proceeds from debenture notes                      685,000          575,000
    Principal payments of debentures                 (526,600)              -
   Proceeds from long-term debt                    43,237,988       34,581,746
   Principal payments of long-term debt           (11,728,171)      (7,440,327)
   Commitment fees paid                              (745,120)      (1,485,356)
                                               --------------------------------
      Net cash provided by financing activities    28,198,028       26,229,772
                                               --------------------------------
      Net increase (decrease) in cash                 654,566            5,756
Cash:
   Beginning                                          681,234          675,478
                                               --------------------------------
   Ending                                     $     1,335,800  $       681,234
                                               ================================

Supplemental Disclosures of Cash Flow Information
   Cash payments for interest                 $      5,601,403 $     2,213,068
                                               ================================
   Cash payments for taxes                    $        232,548 $        20,610
                                               ================================
Supplemental Schedule of Noncash Investing and
   Financing Activities
   Other assets received in settlement
     of loans                                 $      3,908,721 $      116,828
                                               ================================
   Conversion of subordinated debentures to
      common stock                            $             -  $      839,000
                                               ================================
   Conversion of  redeemable common stock to
      common stock                            $        487,000 $       487,000
                                               ================================
   Contribution of capital upon liquidation
      of limited partnerships                 $        144,579 $            -
                                               ================================
Acquisition of building assets:
     Building acquired                        $        309,056 $            -
     Long-term debt assumed                           (309,056)             -
                                               --------------------------------
     Cash paid for assets                     $             -  $            -
                                               ================================



See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
 (FORMERLY MIRAMAR RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- -------------------------------------------------------------------------------


Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Franklin Credit Management Corporation, formerly Miramar Resources, Inc. (the "Company"), incorporated under the laws of the State of Delaware, acquires loans and promissory notes from mortgage and finance companies as well as from the Federal Deposit Insurance Corporation (FDIC).

On December 30, 1994, all shares of Franklin Credit Management Corporation were exchanged for shares of Miramar Resources, Inc. (see Note 2). The newly formed entity was renamed Franklin Credit Management Corporation. Prior to the merger, the Company held interests in certain gas and oil wells located in Colorado, Kansas and Oklahoma. These interests were sold in December 1994.

A summary of the Company's significant accounting policies follow:

Basis of financial statement presentation: The financial statements have been prepared in accordance with generally accepted accounting principles and general practices similar to those of a consumer finance company. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ from those estimates.

Basis of  consolidation:  The  consolidated  financial  statements  include  the
accounts  of  the  Company,  its  wholly-owned   subsidiaries  and  all  limited
partnerships controlled by the Company. By terms outlined in the various partnership agreements in effect during 1995 and 1994, Franklin is specifically afforded full power and authority on behalf of the partnerships to manage, control, administer and operate the business and affairs of the partnerships. During 1995, the Company purchased the interests of the limited partners and all limited partnerships were liquidated (see Note 5). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash: For purposes of reporting cash flows, the Company includes all cash accounts (excluding restricted cash) and money market accounts held at financial institutions.

Loans and income recognition: The loan portfolio consists primarily of secured consumer and real estate mortgage loans purchased from mortgage and finance companies as well as from the FDIC which are usually purchased at a substantial discount.

Loans are stated at the amount of unpaid principal, reduced by purchase discount and an allowance for loan losses. The Company has the ability and intent to hold its loans until maturity or liquidation of collateral. In general, interest on the loans is calculated using the simple-interest method applied to daily balances of the collectible principal amount outstanding.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful.

Purchase discount is amortized to income using the interest method over the period to maturity. The interest method recognizes income based on the projected cash flows of the loans using an effective yield on the net investment in the loans. Discounts are amortized if the projected payments are probable of collection and the timing of such collections is reasonably estimable. The projection of cash flows for purposes of amortizing purchase loan discount is a material estimate which could change significantly in the near term. Changes in the projected payments are accounted for as a change in estimate and the periodic amortization is prospectively adjusted over the remaining life of the loans. Should projected payments not exceed the carrying value of the loan, the periodic amortization is suspended and either the loan is written down or an allowance for uncollectibility is recognized.

Allowance for loan losses: The allowance for loan losses, a material estimate which could change significantly in the near-term, is initially established by an allocation of the purchase loan discount based on management's assessment of the portion of purchased discount that represents uncollectible principal. Subsequently, increases to the allowance are made through a provision for loan losses charged to expense and is maintained at a level that management considers adequate to absorb potential losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance or writedowns may be necessary based on changes in economic conditions.

Management's judgment in determining the adequacy of the allowance is based on the evaluation of individual loans within the portfolios, the risk characteristics and size of the loan portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. Loans are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, when considered necessary.

The Company's real estate loans are collateralized by real estate located throughout the United States. Accordingly, the collateral value of a substantial portion of the Company's real estate loans and real estate acquired through foreclosure is susceptible to changes in market conditions.

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. Statement No. 114 has been amended by Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. As required by Statement No. 114, as amended, the impairment of loans, that have been separately identified for evaluation, is measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment of those loans is based on the fair value of the collateral. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The Company's loan portfolio consists of approximately 10% of smaller balance, homogeneous loans which were collectively evaluated for impairment and approximately 90% consists of larger balance real estate loans which were individually evaluated for impairment. The effect of adopting Statement 114 was not significant to the operations of the Company based on the composition of the loan portfolio and because the method utilized by the Company to measure loan impairment prior to the adoption of Statement 114, was essentially equivalent to the method prescribed by Statement 114.

Building, property and equipment: Building, property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Loan commitment fees: Loan commitment fees represent loan origination fees incurred by the Company in connection with obtaining financing and are amortized based on the principal reduction of the related loan.

Oil and gas properties: Prior to the 1994 sale of its interests in certain oil and gas properties, the Company followed the full cost method of accounting as defined by the Securities and Exchange Commission, whereby all costs incurred in connection with the acquisition, exploration and development of oil and gas properties were capitalized. These costs were amortized using the unit-of-production method. The Company's depreciation, depletion, amortization and valuation provision rate per barrel of oil produced during 1994 was $2.93. Upon the sale of its interests in all wells, the Company realized a gain of approximately $57,000 on the transactions.

Other real estate owned: Other real estate owned (OREO) represents properties acquired through foreclosure, accepted by deed in lieu of foreclosure or by other proceedings. OREO, which is included in other assets, is recorded at the lower of the carrying amounts of the related loans or fair market value of the properties less cost to sell. Any write-down to fair value, less cost to sell, at the time of transfer to OREO, is charged to the allowance for loan losses. Subsequent write-downs are charged to operations based upon management's continuing assessment of the fair value of the underlying collateral. Property is evaluated regularly to ensure that the recorded amount is supported by its current fair market value. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs relating to holding the property are expensed. Gains or losses are included in operations upon disposal.

Deferred income taxes: Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax
liabilities  are  recognized  for  taxable  temporary   differences.   Temporary
differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per common share: Earnings per common share are computed based on the weighted average number of common shares outstanding during the period and includes the effect of redeemable common stock and outstanding warrants. Unexercised options under the conversion feature of the debenture are deemed not to be common stock equivalents. Earnings per common share has been restated for the effects of the 1994 merger. (See Note 2).

Fair value of financial instruments: Statement of Financial Accounting Standards No.107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

   Cash, restricted cash, accrued interest receivable, other receivables and accrued interest payable: The carrying value reported in the balance sheet approximate their fair values.

   Notes receivable: Fair value of the net loan portfolio is estimated by discounting the future cash flows using the interest method. The carrying amounts of the notes receivable approximate fair value.

   Short-term borrowings: The carrying amounts of the line of credit and other short-term borrowings approximate their fair value.

   Long-term debt: Fair value of the Company's long-term debt (including notes payable, subordinated debentures and notes payable, affiliate) is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.
   The carrying amounts reported on the balance sheet approximate their fair value.

Accounting for the impairment of long-lived assets: The Financial Accounting Standards Board has issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets or Assets to be Disposed Of, which becomes effective for the Company's year ending December 31, 1996. Statement No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company does not anticipate that the adoption of this standard will have a significant impact on the financial statements.

Note 2. Merger

On December 30, 1994 Miramar Resources,  Inc. acquired,  at a conversion rate of
1.045 shares adjusted for a 1 for 20 reverse stock split of the Company's common stock, all the common shares of Franklin Credit Management Corporation, an affiliated company, in exchange for 4,667,086 shares of $.01 par value common stock. The acquisition by the Company of the affiliated company has been accounted for as a combination of companies under common control in a manner similar to a pooling of interests and, accordingly, the assets acquired and the liabilities assumed were recorded at the carrying values.


A summary of the assets acquired and the liabilities assumed in connection with the acquisition is as follows:

ASSETS                                                              1994
                                                              ----------------
Cash                                                          $       370,399
Notes Receivable, net of allowances and purchase discount          42,734,024
Property and Equipment                                                385,341
Other                                                               4,296,437
                                                              ----------------
                                                              $    47,786,201
                                                              ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes Payable                                                 $    40,603,046
Accounts Payable and Accrued Expenses                                 433,292
Deferred Income Taxes                                               1,337,590
Other                                                                 718,131
                                                              ----------------
                                                                   43,092,059
                                                              ----------------
Minority Interest                                                   2,570,745
Stockholders' Equity                                                2,123,397
                                                              ----------------
                                                              $    47,786,201
                                                              ================



Since the entities were under common control prior to the acquisition, the financial statements were restated. Results of operations of the Franklin Credit
Management Corporation and Miramar Resources, Inc. are summarized as follows:


                                              Total Revenue   Net Income(Loss)
                                             ----------------------------------

Year ended December 31, 1994:
   Franklin Credit Management Corporation    $    5,786,407   $    (69,159) (a)
   Miramar Resources, Inc.                        1,268,274        311,462
                                             ----------------------------------
                                             $    7,054,681   $    242,303
                                             ==================================

(a) Includes the effect of a charge to net income of approximately $736,000 as a result of the termination of Franklin's S election (see Note 11).

All per share information has been restated to include the effects of the merger.

Note 3. Notes Receivable and Allowance for Loan Losses

Notes receivable consist principally of real estate mortgage and consumer loans as of December 31, 1995 and 1994 and are classified as follows: (in thousands of dollars)

                                                    1995             1994
                                               -------------------------------
Real estate secured                            $  99,264,936   $   61,251,755
Consumer - Unsecured                               8,821,508       11,619,695
Automobiles                                        1,191,572        1,785,336
Mobile Homes                                       3,985,900        5,067,851
Other                                              3,309,547        2,190,293
                                                ------------------------------
                                                 116,573,463       81,914,930
less: Joint venture participation                   (448,966)        (492,086)
      Purchase discount                          (28,708,043)     (26,421,274)
      Allowance for loan losses                  (20,420,311)     (12,267,546)
                                                ------------------------------
                                               $  66,996,143   $   42,734,024
                                                ==============================

On December 31, 1995, contractual maturities of finance receivables net of the allowance for loan losses were as follows:

Year Ending December 31,                                             Amount
- ------------------------------------------------------------------------------
1996                                                           $   11,312,735
1997                                                                9,971,960
1998                                                                8,918,470
1999                                                                8,186,919
2000                                                                7,561,505
Thereafter                                                         17,756,288
                                                                --------------
                                                               $   63,707,877
                                                                ==============

Excluded from the contractual maturities reflected above are the notes receivable acquired during the last quarter of 1995 which, at principal amount approximates $35,000,000. Management is in the process of making the final classification of the loans, the related discount allocation and the initial determination of the allowance for loan losses associated with this purchase and the related contractual maturities.

It is the Company's experience that a portion of the loan portfolio may be renewed or repaid before contractual maturity dates. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections. During the years ended December 31, 1995 and 1994, cash collections of principal amounts totaled approximately $ 14,000,000 and $ 6,200,000, respectively, and the ratios of these cash collections to average principal balances were approximately 14% and 11%, respectively.


Changes in the allowance for loan losses for the years ended December 31, 1995 and 1994 are as follows:

                                                      1995           1994
                                                  ----------------------------
Balance, beginning                                $ 12,267,546   $  6,692,597
   Initial provision on purchased portfolios        15,506,639      7,102,260
   Loans charged to allowance                       (8,444,356)    (2,228,433)
   Provision for loan losses                         1,090,482        701,122
                                                  ----------------------------
Balance, ending                                   $ 20,420,311   $ 12,267,546
                                                  ============================

At December 31, 1995 and 1994, notes receivable at principal amounts included approximately $71,000,000 and $67,000,000, respectively, of notes for which there was no accrual of interest income. At December 31, 1995 and 1994 approximately $34,000,000 and $43,000,000 of such notes at principal amounts relate to recent portfolio acquisitions whose classification by management is currently in the process of being determined.

Information about impaired notes receivable as of and for the year ended December 31, 1995 is as follows:

Impaired notes receivable for which there is a related allowance for loan losses
Amount  determined:
   Based on discounted cash flows                                $ 36,862,525
   Based on fair value of collateral                                       -
                                                                 -------------
                                                                   36,862,525
Impaired notes receivable for which there is no related
   allowance for loan losses                                               -
                                                                 -------------
Total impaired notes receivable                                    36,862,525
                                                                 =============
Allowance for loan losses related to impaired notes receivable     18,754,418
                                                                 =============
Average balance of impaired notes receivable                       32,486,853
                                                                 =============
Interest income recognized                                       $  2,000,714
                                                                 =============

The Company in the normal course of business, restructures or modifies terms on notes receivable to enhance the collectibility of certain loans which were impaired at the date of acquisition and included in certain portfolio purchases.

Note 4. Building, Property and Equipment

Building and improvements, furniture and equipment, recorded at cost, consists of the following at December 31, 1995 and 1994:

                                                    1995             1994
                                               -------------------------------
Building and improvements                      $     619,125    $     310,069
Furniture and equipment                              196,958          140,352
                                               -------------------------------
                                                     816,083          450,421
   Less accumulated depreciation                     117,665           65,080
                                               -------------------------------
                                               $     698,418    $     385,341
                                               ===============================

Note 5. Investments in Limited Partnerships

During 1994 the Company purchased the interests of certain limited partners and liquidated the associated limited partnership. During 1995 the Company purchased the interests of all remaining limited partners and liquidated all limited partnerships. Income (loss) upon liquidation for 1995 and 1994 was $(247,105) and $24,925 respectively. Limited partnership interests purchased from limited partners who also had an ownership interest in the Company were treated as additional paid in capital.

Note 6. Notes Payable

Notes payable consists of bank loans made to the Company or a subsidiary primarily to acquire portfolios of notes receivable. All notes payable are secured by a security interest in the notes receivable, payments to be received under the notes and the underlying collateral securing the notes.

                                                        1995          1994
                                                  ----------------------------
Note payable with monthly principal installments
  currently of $30,687, plus interest at prime
  plus 3.25%, through January 1998                $      -        $   809,818
Note payable with monthly principal installments
  currently of $31,795, plus interest at prime
  plus 2.5% per annum with an 8% floor
  (currently 10.75%) through April 1997,
  guaranteed by a stockholder of the Company         635,960        1,010,398
Note payable with monthly principal installments
  currently of $79,040 and interest at prime
  plus 2.25% per annum (currently 10.5%) through
  July 1997, guaranteed by a stockholder of the
  Company                                          1,659,140        2,029,238



Note payable with monthly principal installments
  currently of $17,243, plus interest at prime
  plus 2% per annum (currently 10.25%) through
  December 1997                                    1,241,556        2,418,433
Note payable with monthly principal installments
  currently of $57,998, plus interest at prime
  plus 3% per annum (currently 11.25%) through
  September 1996, guaranteed by one of the
  stockholders of the Company, and by two
  companies affiliated by common ownership and
  secured by a first priority common ownership            -         1,155,454
Note payable with monthly principal installments
  currently of $113,043, plus interest at prime
  plus 3% per annum (currently at 11.25%) through
  June 2000                                         6,041,773       7,024,290
Note payable with monthly principal installments
  currently of $91,667 plus interest at prime
  plus 3% per annum (currently at 11.25%) through
  October 2004                                      8,580,871      10,147,912
Note payable with monthly principal installments
  currently of $121,184, plus interest at prime
  plus 2.5% per annum (currently at 10.75%) through
  December 2004                                    11,249,609      13,815,000
Note payable with monthly principal installments
  currently of $17,788, plus interest at prime
  plus 3% per annum (currently at 11.25%) through
  January 2004, guaranteed by two companies
  affiliated by common ownership, and a stockholder
  of the Company                                           -          603,460
Note payable with monthly installments currently
  of $10,270, starting July 1996, plus interest at
  a rate of prime plus 2.5% per annum (currently
  10.75%) through December 2006                     1,228,229              -


Note payable with monthly installments currently
  of $61,822, plus interest at a rate of prime
  plus 1.5% per annum (currently 9.75%) through
  September 2015                                   13,891,244              -
Note payable with monthly installments currently
  of $31,426, plus interest at a rate of prime
  plus 1.5% per annum (currently 9.75%) through
  June 2003                                         2,535,919              -
Note payable with monthly installments currently
  of $22,280, starting July 1996, plus interest
  at a rate of prime plus 2.0% per annum
  (currently 10.25%) through June 2011              4,010,442              -
Note payable with monthly installments currently
  of $24,405, starting July 1996, plus interest
  at a rate of prime plus 2.0% per annum
  (currently 10.25%) through June 2011              4,393,038              -
Note payable with monthly installments currently
  of $45,141, plus interest at a rate of prime
  plus 2.0% per annum (currently 10.25%) through
  December 2010                                     8,125,450              -
Note payable with monthly installments currently
  of $78,171, plus interest at a rate of prime
  plus 2.0% per annum (currently 10.25%) through
  December 2001                                     5,628,344              -

Other                                                  94,342         172,368
                                                 -----------------------------
                                                 $ 69,315,917    $ 39,186,371
                                                 ============================

The above financing agreements also provide for additional monthly principal reductions based on cash collections received by the Company. Substantially all notes receivable are pledged as collateral on the above debt.

Certain agreements require that a noninterest-bearing cash account be established at the closing of the loan and may require additional deposits based on a percentage of monthly collections up to a specified dollar limit. The aggregate balance of restricted cash at December 31, 1995 and 1994 was $617,111 and $382,394, respectively.

All of the Company's outstanding financing with respect to its loan portfolio acquisition activities is primarily with one financial institution.

Aggregate maturities of all long-term debt at current amounts, including subordinated debentures (Note 8), financing agreement (Note 10) and notes payable to affiliates (Note 9), at December 31, 1995 are as follows:

Year Ending December 31,                                          Amount
- ------------------------------------------------------------------------------
1996                                                         $      9,789,587
1997                                                                8,729,709
1998                                                                7,584,475
1999                                                                7,584,475
2000                                                                7,556,454
Thereafter                                                         31,489,961
                                                             -----------------
                                                             $     72,734,661
                                                             =================

Note 7. Convertible Subordinated Debentures and Redeemable Common Stock

During 1995, the Company fully repaid the remaining outstanding obligation on the $2,000,000, 15% convertible subordinated debentures issued in 1993. The debentures were convertible into common stock of the Company at the rate of $2.00 per share. Warrants, exercisable to the extent that conversion rights have not been exercised, to purchase common stock at the rate of $2.00 per share, were issued on principal repayment dates and expire one year thereafter.

During 1994, the rights of the debenture holders were modified relating to the conversion of debentures to common stock. Debenture holders who elected to convert their debenture into common stock received a "Put Agreement" ("Put") which remained effective until July 1, 1995. The "Put Agreement" stated that if at any time during the period, the debenture holder decided to exercise the "Put", the Company would be obligated to buy back the stock held by the converting debenture holder at $2.00 per share payable in quarterly installments with interest at 10% per annum on the outstanding balance. If the average closing price of the Company's common stock during the "Put" period equaled or exceeded $2.00 per share for 30 consecutive days, the "Put" would expire automatically. Debenture holders who did not elect the "Put" feature were allowed to convert the debenture into common stock of the Company at a price of $1.80 per share instead of the $2.00 per share.

During the year ended December 31, 1994, the holders of debentures having a principal balance of $487,000 converted the debentures into 243,500 shares of common stock at $2.00 per share and obtained the "Put"; $839,000 converted the debentures into 466,000 share of common stock at $1.80 per share; and $674,000 received the scheduled principal reductions of $147,400 and received warrants. Amounts converted under the "Put" option prior to expiration are included as redeemable common stock in the accompanying balance sheet. There were no conversions of debentures to common stock during 1995 and all put agreements expired during 1995.

As of December 31, 1995 and 1994 warrants to purchase 174,514 and 38,508 shares of common stock for $2.00 per share are outstanding.

In connection with the acquisition of a loan portfolio during 1994 the Company offered $750,000 in subordinated debentures. As of December 31, 1995 and 1994, $705,000 and $575,000 respectively, of these debentures were outstanding. The debentures bear interest at 12% per annum payable in quarterly installments. The principal is to be repaid over 4 years in 16 equal quarterly installments of $44,062 commencing March 31, 1996. The debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinate to the Notes Payable (see Note 6) encumbering the loan portfolio.

In connection with the acquisition of a loan portfolio during 1995, the Company offered $800,000 in subordinated debentures. As of December 31, 1995, $555,000 of these debentures had been issued. The debentures bear interest at a rate of 12% per annum payable in quarterly installments. The principal is to be repaid over 5 years in 11 equal quarterly installments commencing September 30, 1997 with the remaining balloon payment due on June 30, 2000. The debenture is secured by a lien on the Company's interest in certain notes receivable and are subordinate to the Notes Payable (see Note 6) encumbering the loan portfolio.

Note 9. Notes Payable, Affiliates

Notes  payable,  affiliates  consist of the  following  at December 31, 1995 and
1994:
                                                          1995          1994
                                                     --------------------------
Note payable to a stockholder of the Company,
  payable in quarterly installments of $6,000
  plus interest at a rate of 10% per annum
  through August 31, 1997                            $   114,804    $  120,000
Note payable to a stockholder of the Company,
  payable with interest of 15% per annum                      -        100,000
Note payable to a company affiliated through
  certain common ownership, payable in monthly
  principal payments of $1,805 plus interest at
  a rate of 10.75% per annum through June 1, 2008        272,639       174,417
Note payable to a company affiliated through
  certain common ownership, due on demand, with
  interest payable monthly at a rate of prime
  plus 1/2% per annum (currently 8.75%) Subsequent
  to year end, the note was paid in full                 125,000        75,000
Note payable to a company affiliated through
  certain common ownership, due on demand, with
  interest payable monthly at a rate of 10% per
  annum                                                   75,000            -
Note payable to a company affiliated through
  certain common ownership, due on demand, with
  interest payable monthly at a rate of 10% per
  annum                                                   75,000            -


Note payable to a stockholder of the Company,
  due on demand, with interest payable monthly
  at a rate of 10% per annum                              82,139            -
Note payable to a stockholder of the Company,
  payable in monthly installments of $4,155
  including interest at a rate of 10% per annum           90,034            -
                                                      -------------------------
                                                      $  834,616    $  469,417
                                                      =========================

Note 10. Financing Agreements

During 1995, the Company entered into a financing agreement with a bank. The agreement provides the Company with the ability to borrow a maximum of $1,500,000 at a rate equal to the bank's prime rate plus two percent per annum. The facility is to be utilized through a series of loans made to purchase the underlying collateral of certain non performing real estate secured loans. Principal repayment of each resulting loan is due six months from the date of each advance, interest is payable monthly. As of December 31, 1995, $1,324,128 is outstanding on this facility.

The financing agreement is secured by a first priority security interest in the notes receivable, the individual real estate that may be purchased, payments to be received under the notes receivable, an unconditional suretyship by one of the stockholders of the Company and collateral securing the notes of certain loan portfolios.

The Company obtained an additional credit facility with a bank during fiscal year 1995. The facility provides the Company with the ability to borrow a maximum of $50,000,000 at a rate equal to the bank's prime rate plus two percent per annum. The facility is to be utilized through a series of loans made to purchase loan portfolios. The term of each resulting loan will be thirty-six months calling for a balloon payment at the end of such term.

The facility is secured by a first priority security interest in the loan portfolio, the respective collateral for each loan purchased and a lien position of certain other loan portfolios. As of December 31, 1995, no amount is outstanding on this facility.

Note 11. Income Tax Matters

Prior to the merger in 1994 (see Note 2), Franklin Credit Management Corporation, with the consent of their stockholders, elected to be taxed under sections of the federal and Virginia income tax laws (S Corporation status), which provide that, in lieu of corporation income taxes, the stockholders separately account for their pro rata shares of the Company's items of income, deductions, losses and credits. On July 1, 1994 the Company terminated its election to be treated as an S Corporation.

As a result of the July 1, 1994 termination, the Company recorded a net deferred tax liability of approximately $736,000 by a charge to income tax expense for temporary differences between the financial reporting and the income tax basis of discounts, allowances, receivables, and other assets. Unaudited proforma net income for the Company for the year ended December 31, 1994 would have been approximately $853,000 had the Company not initially elected S corporation status and been terminated in the current year.

The components of income tax (benefit) expense for the years ended December 31, 1995 and 1994 are as follows:

                                                          1995         1994
                                                      -------------------------
Current:
   Federal                                            $       -    $   110,000
   State and local                                        26,833        73,946
   Over accrual of prior year state taxes                (31,860)           -
                                                      -------------------------
                                                          (5,027)      183,946
                                                      -------------------------
Deferred:
   Federal                                               120,072       689,455
   State and local                                        61,856       369,157
                                                      -------------------------
                                                         181,928     1,058,612
                                                      -------------------------
                                                      $  176,901   $ 1,242,558
                                                      =========================

A reconciliation of the anticipated income tax expense (computed by applying the Federal Statutory income tax rate of 34% to income before income tax expense) to the reported income tax (benefit) expense for the years ended December 31, 1995 and 1994 follows:

                                                          1995          1994
                                                      -------------------------
Tax at federal statutory rate                         $  121,173   $   527,518
Increase (decrease) in taxes resulting from:
   State and local income taxes, net of
      federal benefit                                     37,506       296,879
   Pre-merger income not taxed pursuant
      to S Corporation statutes                               -       (209,780)
   Change in valuation allowance                              -       (108,800)
   Federal tax effect of S-election termination               -        736,741
   Non deductible expenses                                15,492            -
   Other                                                   2,730            -
                                                      -------------------------
                                                      $  176,901   $ 1,242,558
                                                      =========================

The tax effect of temporary differences that give rise to significant components of deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

                                                          1995         1994
                                                      -------------------------
Deferred tax liabilities:
   Interest receivable                                $   348,108  $   445,959
   Purchase discount                                    1,176,551      891,631
                                                      -------------------------
                                                        1,524,659    1,337,590
                                                      -------------------------
Deferred tax assets:
   Accounts payable and accrued expenses                   62,418       66,725
   Syndication costs                                       50,713      192,410
   Inventory repossessed                                  170,988           -
   Allowance for doubtful accounts                             -        19,843
                                                      -------------------------
                                                          284,119      278,978
                                                      -------------------------
                                                      $ 1,240,540  $ 1,058,612
                                                      =========================

Note 12. Due to Affiliates

Due to affiliates represents advances made on behalf of the Company by a company affiliated by common ownership for shared expenses related to the operating facility.

Note 13. Commitments and Contingencies

During 1994 the Company reached a settlement agreement with prior management and third parties settling various claims which it held. The settlement indicates that the Company will receive $750,000 against a judgment and $375,000 in settlement of a separate legal action. In connection with these settlements, the Company recognized $625,000 in income during 1994 of which $502,000 and $593,500 is included in litigation proceeds receivable as of December 31, 1995 and 1994, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      The firm of McGladrey & Pullen, LLP., has been the independent accountants for the Registrant and its wholly owned subsidiaries. There has been no changes or disagreements with the firm.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of Exchange Act.

      Officers and Directors of the Company. As of December 31, 1995, the officers and Directors whose terms end in 1996, were as follows:

                             Thomas J. Axon age 43

Mr Axon has been the President and a Director of Franklin since its inception in 1990. Mr. Axon is also the President of Axon Associates, Inc., a company engaged in investor note and bridge financing. Mr. Axon is the founding President of RMTS Associates, Inc., a reinsurance firm located in New York. He is a general partner of several real estate partnerships in New York. Mr. Axon is retained as financial advisor to professional sports leagues. Mr. Axon received a Bachelor of Arts in economics from Franklin and Marshall College and attended the New York University Graduate School of Business.


                          Frank B. Evans, Jr. age 44

Mr. Evans is the Vice President, Treasurer, Chief Financial Officer, Secretary and a Director of Franklin, positions he has held since its inception in 1990. Mr. Evans is CEO of Convault Mid-Atlantic, Inc., an environmental products company located in McLean, Virginia. Mr. Evans is also President of First Chesapeake Capital Corporation, a financial services firm providing investment banking and portfolio consulting services. Mr. Evans also serves as the President of First Chesapeake Futures Corporation which is general partner of two managed futures funds with approximately $4,500,000 in total assets. Mr. Evans is a Certified Public Accountant and has received degrees from the University of Maryland (Bachelor of Science) and the University of Southern California (Master of Business Administration).

                          Harvey R. Hirschfeld age 47

      Mr. Hirschfeld has been a Vice President and Director of Franklin since its inception in 1990, where he is responsible for daily operations and portfolio review and evaluation. Prior to joining Franklin, he held the position of Director of Investor Note Financing for Ingersoll- Rand Financial Corporation (1979-1986), served as Executive Vice President of National Capital Corporation (1986-1988), and was the Senior Loan Manager for First City National Bank and Trust Company. Subsequent to December 31, 1995, Mr. Hirschfeld resigned as Vice President to pursue other opportunities.


                             John T. Devine age 27

     Mr. Devine has been the Assistant Secretary of Franklin since January 1995 and is not a Director. Mr. Devine has been with employed by Franklin since inception as one of the key personnel responsible for the daily operations, portfolio review and acquisition due diligence. Prior to his employment with Franklin, Mr. Devine worked for Axon Associates, Inc. in their investor note division.



                            Joseph Bartfield age 40

      Mr. Bartfield, a Director to the Company, has been practicing law in New York State since 1980. He graduated from New York Law School and holds a masters degree in political science from Long Island University. Mr. Bartfield has been self-employed since 1988 and specializes in the commercial and real estate fields with particular emphasis on commercial litigation and commercial arbitration.



                             Joseph Caiazzo age 37

     Mr. Caiazzo, a Director to the Company, has been corporate controller of R.C. Dolner, Inc., a general contractor, since 1989. He has over 15 years experience in the construction industry. Mr. Caiazzo has a B.A. in accounting from St.Francis College in New York and a Masters of Business Administration in finance from Long Island University and resides in New York. Subsequent to December 31, 1995, Mr. Caiazzo has accepted an offer from Franklin to replace Mr. Hirschfeld as Vice President.

                            Robert M. Chiste age 48

      Mr. Chiste, a Director to the Company, is Chief Executive Officer of American National Power, Inc., the successor corporation to Transco Energy Ventures Company ("TEVCO") of which he served as President since it was created in 1986. Mr. Chiste holds a Bachelor of Science with honors in mathematics from Trenton State College, a J.D. cum laude from Rutgers University School of Law and a Master of Business Administration cum laude from Rutgers University School of Management. He is currently pursuing a Doctorate in Business Administration--International from Nova University.


                             Allan R. Lyons age 54

     Mr. Lyons, a Director to the Company, has been a director of Action Performance Companies, Inc. since January 1994. Mr. Lyons is a Certified Public Accountant who has been an owner in Piaker & Lyons, P.C. and its predecessors since 1968. He is engaged primarily in estate, tax and financial planning services including investment structuring. Mr. Lyons has been a director of Starlog  Franchise  Corporation since August 1993. Since
June 1990,  he has also been a director  of The Score  Board,  Inc.,  a New
Jersey   corporation   primarily   engaged   in  the  sale  of  sports  and
entertainment memorabilia.


                          Eugene T. Wilkinson age 44

     Mr. Wilkinson, a Director to the Company, is President and CEO of Management Facilities Corporation ("MFC"), a Warren, New Jersey reinsurance facilities manager, underwriter and consultant primarily in the health care field. Mr. Wilkinson has been President and CEO since MFC was incorporated in 1987.


                            Robert E. Rupert age 41

      Mr. Rupert has served as a director of Miramar since May 1988 and as Secretary and Treasurer since October 8, 1991. From 1975 to 1991, he served as President of Dynateria, a North Carolina corporation engaged in providing various services to United States military bases.
Since 1991, he has been self-employed.


Item 10.  Executive Compensation.

      The following table sets forth certain information regarding the aggregate annual renumeration of the three highest paid persons who are officers or directors of Franklin for the fiscal years ended December 31, 1994 and 1995.

                          SUMMARY COMPENSATION TABLE

Name and                        ANNUAL COMPENSATION
Principal                                               LONG TERM
Position                Year   Salary ($) Bonus ($)   COMPENSATION
- --------                ----   ---------- ---------   ------------

Thomas J. Axon (2)      1994    $-0-   (1)   $-0-  (1)   $-0-     (1)
President               1995    $-0-   (1)   $-0-  (1)   $-0-     (1)

Frank B. Evans, Jr.     1994    $-0-   (1)   $-0-  (1)   $-0-     (1)
Treasurer, Secretary    1994    $-0-   (1)   $-0-  (1)   $-0-     (1)

Harvey R. Hirschfe1994   $105,000      $-0   $-0-
Vice President    1995   $130,962      $-0   $-0-


      (1) Mr. Axon and Mr. Evans have foregone any salary for 1994 and 1995.
      (2) Mr. Axon received health insurance benefits of approximately $7,000 in fiscal 1994 and 1995.

Directors Compensation. Directors receive no compensation for their service as such, although the board of directors of the Company may propose the adoption of a stock option plan or other incentive compensation packages in 1996.

Employment Agreements. Other than salary, Franklin has no plans or arrangements pursuant to which compensation is to be paid in the future to the directors and officers. The only exception is the severance package offered to Mr. Hirschfeld in the amount of $75,000.

Committees of the Board of Directors.

      Audit Committee. The Company's audit committee (the "Audit Committee") is responsible for making recommendations to the Board of Directors concerning the selection and engagement of the Company's independent public accountants and for reviewing the scope of the annual audit, audit fees, and results of the audit. The Audit Committee also reviews and discusses with management and the Board of Directors such matters as accounting policies and internal accounting controls, and procedures for preparation of financial statements. Mr.
Caiazzo and Mr. Bartfield are the members of the Audit Committee.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth as of December 31, 1995 the number of shares of Franklin Common Stock beneficially owned by each person known to be the beneficial owner of more than 5% of the outstanding shares of Franklin Common Stock, by each director and by all officers and directors as a group. Unless otherwise indicated, all persons have sole voting and dispositive power with respect to such shares.

                                       Amount
                                    and nature of
Name and Address                      beneficial            Percent
of beneficial owner                   ownership            of class

Thomas J. Axon  *                     2,823,582 (1)         51.50%
881 Union Street
Brooklyn, NY 11215

Frank B. Evans, Jr.  *                  865,400 (2)         15.72%
227 Falcon Ridge Road
Great Falls, VA 22066

Harvey R. Hirschfeld  *                 391,875 (3)          7.12%
59 Garden Oval
Springfield, NJ 07081


All executive officers
 and directors as a
 group (3 individuals)(3)


* Member of the Board of Directors

      (1) Includes 11,112 shares of Franklin Common Stock owned by Anne Axon, the mother of Mr. Axon. Mr. Axon disclaims any beneficial ownership of such shares.

      (2) Includes 11,112 shares of Franklin Common Stock owned by Frank B. Evans, the father of Mr. Evans. Mr. Evans disclaims any beneficial ownership of such shares.

      (3) Subsequent to December 31, 1995 and in connection with the resignation of Mr. Hirschfeld, Mr. Axon and Mr. Evans were transferred shares in the amount of 218,906 and 72,969, respectively.

Item 12.  Certain Relationships and Related Transaction.

      During fiscal 1994 and fiscal 1995, Franklin held an undivided 60% interest in an office condominium unit located on the Sixth Floor of Six Harrison Street, New York, New York. Franklin's principal offices are located at the Six Harrison Street Location. On December 31, 1995 Franklin purchased the remaining undivided interests in the condominium unit from RMTS Associates Inc., ("RMTS") and Axon Associates Inc. ("Axon"). RMTS and Axon are affiliates of Franklin. Mr. Axon owns 80% of the outstanding stock of RMTS Associates, Inc. and 81% of the outstanding stock of Axon Associates, Inc. The entire condominium unit serves as collateral for a loan from an unaffiliated lending institution with RMTS Associates Inc. as the borrower. Pursuant to the purchase agreement, Franklin has guaranteed the obligation secured by the condominium unit and in total as of December 31, 1995. Franklin purchased the respective remaining interest from RMTS and Axon for $75,000 each. These amounts are reflected as Notes Payable to Affiliates at December 31, 1995. Prior to this, on a monthly basis, during fiscal 1994 and fiscal 1995, Franklin had paid RMTS Associates, Inc. an amount equal to 60% of the principal and interest due on the obligation secured by the condominium, as well as certain pro-rated operating costs associated with use of the office.

      Franklin has guaranteed a line of credit with a maximum borrowing amount of $250,000, maintained by RMTS Associates, Inc. at a bank. The line of credit is collateralized by the condominium and is payable on demand, with interest at a rate of prime plus one-half percent, payable monthly. An amount of $125,000 was drawn in December 1992, and the proceeds used for improvements to the office condominium unit located at Six Harrison Street. As of February 1996 the entire line had been repaid to the bank.



Item 13.  Exhibits and Reports on Form 8-K.


(a) Exhibits.
(b) No reports on Form 8-K were filed during the last quarter of 1995.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 1996                      FRANKLIN CREDIT MANAGEMENT
                                    CORPORATION


                                    By:           THOMAS J. AXON
                                                  Thomas J. Axon
                                          President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                      Date



 THOMAS J. AXON         President, Chief Executive Officer     March 29, 1996
Thomas J. Axon          and Director
                        (Principal executive officer)


FRANK B. EVANS, Jr.     Vice President, Treasurer,             March 29, 1996
Frank B. Evans, Jr.     Chief Financial Officer and Director
                        Secretary (Principal financial and
                        accounting officer)

JOSEPH CAIAZZO          Director                               March 29, 1996
Joseph Caiazzo