Form 10QSB
period 1996-03-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 1996-05-16
CIK 831246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1996


          Transitional Small Business Disclosure Format (check one):
                           Yes........No....X...

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
    SECURITIES  EXCHANGE  ACT OF 1934  For the  transition  period  from
                        _____________ to _____________

                       Commission file number 0-17771

                    FRANKLIN CREDIT MANAGEMENT CORPORATION
    (Exact name of small business issuer as specified in its charter)

            Delaware                                   75-2243266
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                           Six  Harrison  Street
                        New York,  New York  10013
                             (212)  925-8745
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

                           APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as latest practicable date: 5,514,121 at May 13, 1996

                          FRANKLIN CREDIT MANAGEMENT CORPORATION


                                        FORM 10-QSB

                                      MARCH 31, 1996


                                      C O N T E N T S

PART I.           FINANCIAL INFORMATION                                  Page

Item 1. Financial Statements

       Consolidated Balance Sheets March 31, 1996 (unaudited)
               and December 31, 1995                                       2

       Consolidated Statements of Income (unaudited) for the
            three months ended March 31, 1996 and 1995                     3

       Consolidated Statement of Cash Flows (unaudited) for the
            three months ended March 31, 1996 and 1995                     4

       Consolidated Statements of Stockholders' Equity                     5

       Notes to Consolidated Financial Statements                         6-9

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    10-13



PART II.                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                15

Item 1.  Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
(Formerly Miramar Resources, Inc.)

CONSOLIDATED BALANCE SHEETS

                                                 31-Mar-96        31-Dec-95
ASSETS                                          (unaudited)       (audited)
- ------------------------------------------------------------------------------

Cash                                           $  2,951,909      $  1,335,800
Restricted Cash                                     628,233           617,111

Notes Receivable:
     Principal amount                           105,785,889       116,573,463
     Joint venture participations                  (385,107)         (448,966)
     Purchase discount                          (22,401,467)      (28,708,043)
     Allowance for loan losses                  (22,842,188)      (20,420,311)
                                               ------------      ------------
                                                 60,157,126        66,996,143

Accrued Interest Receivable                       1,129,170         1,150,869
Other real estate owned                           5,318,201         3,785,651
Inventory, automobiles                              279,036           267,428
Litigation Proceeds Receivable                      514,986           502,486
Refundable income tax                                74,240            74,240
Other Assets                                        978,708           938,001
Building, Furniture & Fixtures, net                 651,829           698,418
Loan Commitment Fees and Other, net               1,467,005         1,564,920
                                               ------------      ------------
                                               $ 74,150,443      $ 77,931,067
                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------

Liabilities:
     Accounts payable and accrued expenses     $  1,414,597      $    701,142
     Lines of credit                                701,775         1,324,128
     Notes payable                               66,584,951        69,315,917
     Subordinated debentures                      1,201,250         1,260,000
     Notes payable, affiliates                      130,993           834,616
     Deferred income tax credits                    956,686         1,240,540
                                               ------------      ------------
            Total liabilities                    70,990,253        74,676,343

Commitments and Contingencies

Stockholder's Equity:
     Common Stock, $.01 par value,
       10,000,000 shares authorized,
       5,503,896 and 5,503,896 shares
       issued and outstanding in 1996
       and 1995 respectively                         55,040            55,040
     Additional paid-in Capital                   6,470,952         6,470,952
     Accumulated deficit                         (3,365,802)       (3,271,268)
                                               ------------      ------------
                                                  3,160,190         3,254,724
                                               ------------      ------------
                                               $ 74,150,443      $ 77,931,067
                                               ============      ============

Item 1.  Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
(Formerly Miramar Resources, Inc.)

CONSOLIDATED STATEMENTS OF INCOME
Period ended March 31, 1996 and 1995
                                                        Three Months Ended
                                                     31-Mar-96      31-Mar-95
                                                    (unaudited)    (unaudited)
- -------------------------------------------------------------------------------
Revenue:
      Interest Income                               $1,808,679      $1,810,916
      Purchase Discount Earned                       1,303,367         846,425
      Loss on liquidation of
          partnership interests                          -             (17,515)
      Loss on sale of portfolios                         -             (27,872)
      Other                                             76,697          22,245
                                                    ----------      ----------
                                                     3,188,743       2,634,199
                                                    ----------      ----------
Operating expenses:
      Collection, general and administrative           874,390         684,710
      Provision for loan losses                        206,726         417,210
      Interest Expense                               1,891,120       1,178,977
      Service Fees                                     216,317         140,491
      Amortization of debt issuance costs               98,928         143,061
      Depreciation                                      15,796           7,769
                                                    ----------      ----------
                                                     3,303,277       2,572,218
                                                    ----------      ----------
            Operating (loss) income                   (114,534)         61,981
      Litigation proceeds                               20,000           -
                                                    ----------      ----------
                                                       (94,534)         61,981
                                                    ----------      ----------
      Provision for income taxes                         -               7,560
                                                    ----------      ----------
                                                       (94,534)         54,421
      Minority interest in net
          income of consolidated partnerships            -              44,962
                                                    ----------      ----------
            Net (loss) income                       $  (94,534)     $    9,459
                                                    ==========      ==========


Earnings per common share:
      (Loss) income before minority interest
           in net income of consolidated
            partnerships                            $    (0.02)     $     0.01
      Minority interest in net income
          of consolidated partnerships              $       -             0.01
                                                    ----------      ----------
      Net (loss) income                             $    (0.02)     $     0.02
                                                    ----------      ----------
Weighted average number of shares outstanding        5,503,896       5,247,781
                                                    ==========      ==========

Item 1.  Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
(Formerly Miramar Resources, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS
Fiscal Three Months ended March 31, 1996 and 1995
                                                    (unaudited)      (unaudited)
                                                      3/31/96          3/31/95
- -----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net (loss) income                                $  (94,534)     $    9,459
   Adjustments to reconcile net income to
      net cash used in operating activities:
      Depreciation, depletion, amortization
         and valuation provisions                      114,724         150,830
      Minority interests in net income
         of affiliates                                   -              44,962
      Loss on sale of portfolios                         -              17,515
      Purchase discount earned                      (1,303,367)       (846,483)
      Provision for loan losses                        206,726         417,210
      Changes in assets and liabilities:
         (Increase) decrease in:
            Accrued interest receivable                 21,699        (288,829)
            Accounts receivable                     (1,165,624)         34,666
            Inventory-repossessions                 (1,532,550)          -
            Other assets                                40,707         (92,475)
         Increase (decrease) in:
            Accounts payable and accrued
               expenses                                713,455          53,298
            Due to affiliates                          (74,500)        (44,279)
            Income tax payable                           -             (47,979)
                                                    ----------      ----------
               Net cash used in operating
                  activities                        (3,073,264)       (592,105)

Cash Flows From Investing Activities
   Purchase of property and equipment                   30,794        (600,276)
   Principal collections on notes receivable         8,145,629       2,134,596
   Joint venture participation                         (63,859)        (16,255)
   Acquisition fees paid                                 -             (20,000)
   (Increase) in restricted cash                       (11,122)        (34,717)
                                                    ----------      ----------
               Net cash used in investing
                  activities                         8,101,442       1,463,348
Cash Flows From Financing Activities
   Distributions to minority interests                   -            (191,383)
   Payments on debenture notes payable                 (58,750)          -
   Proceeds from debenture notes                         -             125,000
   Proceeds from lines of credit                       235,733           -
   Payments on lines of credit                        (858,086)          -
   Proceeds from long-term debt                          -             844,568
   Principal payments of long-term debt             (2,730,966)     (1,631,230)
                                                    ----------      ----------
               Net cash provided by
                  financing activities              (3,412,069)       (853,045)
                                                    ----------      ----------
               Net increase in cash                  1,616,109          18,198

Cash:
   Beginning                                         1,335,800         677,192
                                                    ----------      ----------
   Ending                                           $2,951,909      $  695,390
                                                    ==========      ==========

Item 1. Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
(Formerly Miramar Resources, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     Common Stock     Additional     Retained
                                 -------------------    Paid-In      Earnings
                                  Shares      Amount    Capital     (Deficit)
- -------------------------------------------------------------------------------
Balance, December 31, 1994       5,247,871   $52,479   $5,838,941  $(3,395,971)
   Conversion of subordinated
      debentures                   254,457     2,545      484,455
   Conversion of warrants            1,568        16        2,977
   Contributed capital                                    144,579
   Net income                                                          124,703
                                -----------------------------------------------
Balance, December 31, 1995       5,503,896    55,040    6,470,952   (3,271,268)

   Net (loss)                                                          (94,534)
                                -----------------------------------------------
Balance, March 31, 1996          5,503,896   $55,040   $6,470,952  $(3,365,802)
                                ===============================================



FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
(Formerly Miramar Resources, Inc.)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1Nature of Business and Significant Accounting Polices

Nature of business: Franklin Credit Management Corporation, formerly Miramar Resources, Inc. (the "Registrant" or "Company"), incorporated under the laws of the State of Delaware, acquires loans and promissory notes from mortgage and finance companies as well as from the Federal Deposit Insurance Corporation
(FDIC).

On December 30, 1994, the Company merged with Franklin Credit Management Corporation ("Old Franklin"), an affiliate of the Company. In the merger, all outstanding shares of common stock of Old Franklin, par value $.01 per share, were converted into 4,667,086 shares of the Company's Common Stock, at a conversion rate of 1.045 shares of Company Common Stock per share of Old Franklin Common Stock. The acquisition by the Company of Old Franklin has been accounted for as a combination of companies under common control in a manner similar to a pooling of interests and, accordingly, the assets acquired and the liabilities assumed were recorded at the carrying values. Following the merger, the Company assumed the name Franklin Credit Management Corporation. Prior to the merger, the Company held interests in certain gas and oil wells located in Colorado, Kansas and Oklahoma. These interests were sold in December 1994.

A summary of Registrant's significant accounting polices follows:

Basis of financial statement presentation: The financial statements have been prepared in accordance with generally accepted accounting principles and general practices similar to those of a consumer finance company. In preparing the financial statements, management is required to make estimates and assumptions that affect amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ from those estimates.

Basis of consolidation: The consolidated financial statements include the accounts of Company, its wholly-owned subsidiaries, and all limited partnerships controlled by the Company. By terms outlined in the various limited partnership agreements in effect during 1995 , the Company was specifically afforded full power and authority on behalf of the limited partnerships to manage, control, administer and operate the business and affairs of the limited partnerships. During 1995, the Company purchased the interests of the limited partners and all limited partnerships were liquidated. The loss upon liquidation of the limited partnerships for 1995 was $247,105. Limited partnership interests purchased from limited partners who also had an ownership interest in the Company were treated as additional paid in capital. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash: For purposes of reporting cash flows, the Company includes all cash accounts (excluding restricted cash) and money market accounts held at financial institutions.

Loans and income recognition: The loan portfolio consists primarily of secured consumer and real estate mortgage loans purchased from mortgage and finance companies as well as from the FDIC, usually purchased at a substantial discount.

Loans are stated at the amount of unpaid principal, reduced by purchase discount and an allowance for loan loss. The Company has the ability and intends to hold its loans until maturity or liquidation of collateral. In general, interest on the loans is calculated by using the simple-interest method on daily balances of the collectible principal amount outstanding.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collections efforts, that the borrowers' financial condition is such that collection of interest is doubtful.

Purchase discount is amortized to income using the interest method over the period to maturity. The interest method recognizes income based on the projected cash flows of the loans using a effective yield on the net investment in the loans. Discounts are amortized if the projected payments are probable of collection and the timing of such collections is reasonably estimable. The projection of cash flows for purposes of amortizing purchase discount is a material estimate which could change significantly in the near term. Changes in the projected payments are accounted for as a change in estimate and the periodic amortization is prospectively adjusted over the remaining life of the loans. Should projected payments not exceed the carrying value of the loan, the periodic amortization is suspended and either the loan is written down or an allowance for uncollectibility is recognized.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
(Formerly Miramar Resources, Inc.)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1Nature of Business and Significant Accounting Polices (Continued)

Allowance for loan losses: The allowance for loan losses, a material estimate which could change significantly in the near term, is initially established by an allocation of the purchase loan discount based on management's assessment of the portion of purchase discount that represents uncollectible principal. Subsequently, increases to the allowance are made through a provision for loan losses charged to expense and is maintained at a level that management considers adequate to absorb potential losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance or write-downs may be necessary based on changes in economic conditions.

Management's judgment in determining the adequacy of the allowance is based on the evaluation of individual loans within the portfolio, the risk characteristics and size of the loan portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. Loans are charged against the allowance for loan losses when management believes that the collectibilty of principal is unlikely. Any subsequent recoveries are credits to the allowance for loan losses when received. In connection with determination of allowance for loan losses, management obtains independent appraisals for significant properties, when considered necessary.

The Registrant's real estate loans are collateralized by real estate located throughout the United States. Accordingly, the collateral value of a substantial portion of the Registrant's real estate loans and real estate acquired through foreclosure is susceptible to market conditions.

 On January 1, 1995, Registrant adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("Statement 114"). Statement 114 has been amended by Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures ("Statement 118"). As required by Statement 114, as amended, the impairment of loans, that have been separately identified for evaluation, is measured based upon the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is based on the fair value of the collateral. A loan is deemed impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Approximately 10% of the loan portfolio consists of smaller balance, homogenous loans which are collectively evaluated for impairment. The larger balance real estate loans are individually evaluated for impairment. The effect of adopting Statement 114 was not significant to the operations of the Company based on the composition of the loan portfolio and because the method utilized by Registrant to measure loan impairment prior to the adoption of Statement 114, was essentially to the method prescribed by Statement 114.

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

Oil and gas properties: Prior to the 1994 sale of its interests in certain oil and gas properties, the Company followed the full cost method of accounting as defined by the Securities and Exchange Commission, whereby all costs incurred in connection with the acquisition, exploration and development of oil and gas properties were capitalized. These costs were amortized using the unit-of-production method. Upon the sale of its interests in its oil and gas properties, the Company realized a gain of approximately $57,000.

Other real estate owned: Other real estate owned (OREO) represents properties acquired through foreclosure, accepted by deed in lieu of foreclosure or through other proceedings. OREO is recorded at the lower of the carrying amounts of the related loans or the fair market value of the properties less estimated costs to sell.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
(Formerly Miramar Resources, Inc.)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1Nature of Business and Significant Accounting Polices (Continued)

Other real estate owned (Continued): Any write-down to fair value, less costs to sell, at the time of transfer to OREO, is charged to the allowance for loan losses. Subsequent write-down are charged to operations based upon management's continuing assessment of the fair value of the underlying collateral. Property is evaluated regularly to ensure that the recorded amount is supported by its current fair market value. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs relating to holding the property re-expensed. Gains or losses are included in operations upon disposal.

Deferred income taxes: Deferred taxes are recorded based upon an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Fair value of financial instruments: Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments ("Statement 107"), requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

      Cash, restricted cash, accrued interest receivable, other receivables and accrued interest payable: The carrying value reported in the balance sheet approximates their fair values.

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

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
(Formerly Miramar Resources, Inc.)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1Nature of Business and Significant Accounting Polices (Continued)

Accounting for the impairment of long-lived assets: The Financial Accounting Standards Board has issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets or Assets to be Disposed Of ("Statement 121"), which becomes effective for the Company's fiscal year ending December 31, 1996. Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company does not anticipate that the adoption of this standard will have a significant impact on the financial statements

                             PART I  -  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

      During the three months ended March 31, 1996, total revenue, comprised primarily of interest income and purchase discount earned, increased $554,544 or 21% to $3,188,743 from $2,634,199 during the three months ended March 31, 1995. During the three months ended March 31, 1996, revenues from interest income on Notes Receivable decreased $2,237, to $1,808,679 from $1,810,916 in the three months ended March 31, 1995. The Company recognizes interest income on Notes Receivable based upon three factors; (i) interest upon performing notes, (ii) interest received with payments upon non-performing notes and (iii) the balance of loan settlements in excess of principal repayments. The Notes Receivable in the Company's portfolio typically provide for level amortization. As a result, the interest income on the portfolio may be expected to decline as the portfolio ages. The Company did not experience a significant decline in interest income from the quarter ended March 31, 1995 to that ended March 31, 1996 primarily because of the purchase of additional Notes Receivable during the intervening period.

      During the three months ended March 31, 1996, purchase discount earned increased $456,942 or 54%, to $1,303,367 from $846,425 in the three months ended March 31, 1995. The increase in purchase discount earned was attributable principally to an increase of $29,206,022 or 38% in the size of the Company's portfolio of Notes Receivable to $105,785,889 at March 31, 1996, from $76,579,867 at March 31, 1995, primarily as the result of a single purchase of approximately $26,000,000 of Notes Receivable in December 1995.

      During the three months ended March 31, 1996 total operating expenses increased $731,059 or 28%, to $3,303,277 from $2,572,218 in the three months ended March 31, 1995. This increase was largely due to the increase of both Notes Receivable and associated Senior Debt during fiscal 1995.

      During the three months ended March 31, 1996 collection, general and administrative expenses increased $189,680 or 28% to $874,390 from $684,710 in the three months ended March 31, 1995. Personnel expenses increased $59,754 or 26% to $289,617 from $229,863 in the three months ended March 31, 1995. All other collection expenses, increased $129,926 or 39% to $584,773 from $454,847 in the three months ended March 31, 1995. The increases in overall collection, general and administrative expenses were due to the increased size of the Company's portfolio of Notes Receivable being serviced and were only partially offset by economies of scale.

      During the three months ended March 31, 1996, interest expense increased $712,143 or 60%, to $1,891,120 from $1,178,977 in the three months ended March 31, 1995. The increase was principally due to an increase in Senior Debt, debentures and lines of credit of $28,646,591 or 72% from $39,841,385 as of March 31, 1995 to $68,487,976 as of March 31, 1996, which additional indebtedness was incurred to fund the purchase of additional Notes Receivable. The notes payable accrue interest at variable rates based upon the prime rate. The change in the prime rate during the respective quarters had little effect on the cost of borrowed funds used to acquire Loan Portfolios. Prime rate decreased from 8.43% during the first quarter ended March 31, 1995 to 8.33% during the first quarter ended March 31, 1996. The Company is currently negotiating with its Senior Debt lenders to modify the existing terms of its Senior Debt obligations. Management believes that such modifications will reduce its borrowing costs during fiscal 1996, assuming general market rates remain at present levels.

      During the three months ended March 31, 1996, provisions for loan losses decreased $210,484 or 50% to $206,726 from $417,210 in the three months ended March 31, 1995. The decrease reflected primarily the filing for bankruptcy of one specific borrower in 1995. Bad debt expense expressed as a percentage of gross notes receivable for the quarters ended March 31, 1996 and 1995 equaled approximately 0.2% and 1%, respectively. This decrease reflects both an increase volume and improved performance of certain Notes Receivable.

      During the three months ended March 31, 1996 operating income decreased 285% to a $114,534 loss from income of $61,981 during the three months ended March 31, 1995. This decline was attributable, in part, to the purchase by the Company of approximately $26,000,000 of Notes Receivable in December 1995. Following the purchase of new Notes Receivable the Company immediately begins to recognize the expenses, including interest expense, collection, general and administrative expenses, and service fees associated with carrying and servicing such Notes Receivable. The corresponding interest income and purchase discount earned, on the other hand is recognized after the Notes Receivable provide sufficient cash flows and/or reach performing status. During the three months ended March 31, 1996, operating income (loss) as a percentage of net notes receivable was (.2)% as compared to
 .2% in the three months ended March 31, 1995. As noted previously, the timing differences of the interest income and purchase discount earned vs. interest expense combined with service fees, collections expenses and amortization of loan commitment fees for the newly acquired portfolios increase operating expenses disproportionately until these portfolios reach performing status.

      During the three months ended March 31, 1996 income before litigation proceeds, taxes and minority interest decreased 253% to a loss of $94,534 from income of $61,982 in the three months ended March 31, 1995. Net income decreased to loss of $94,534 from income of $9,459 in the three months ended March 31, 1995, for the reasons described above.



Liquidity and Capital Resources

      At March 31, 1996, the Company had cash of $2,951,909, a net increase of $1,616,109 from December 31, 1995. During the first quarter of 1996, the Company used cash in the amount of $3,073,264 in its operating activities and gained $8,101,442 from its investing activities, primarily due to the collections of the Notes Receivable. The amount of cash provided in operating and investing activities was reduced by $3,412,069 due primarily to principal repayment of its Senior Debt.

      In the normal course of its business,the Company accelerates and foreclosures upon non-performing consumer loans included in its portfolio which are secured by first and second mortgages. At March 31, 1996, as a result of such foreclosures, the Company held OREO having a net realizable value of $5,318,201. Management believes that OREO will be sold in the ordinary course of business and that the increase in OREO held as inventory at March 31, 1996 is not material to the operations of the Company.

      At March 31, 1996, the Company held as inventory automobiles having a net realizable value of $279,036 which it obtained through repossessions. Franklin held as inventory automobiles having a fair market value of $267,428 as of December 31, 1995. Management believes that the automobile inventory will be sold in the ordinary course of business and that the increase in inventory held at March 31, 1996 is not material to the operations of the Company. Registrant has recorded these autos at the lower of cost or market value.

      Certain of the Company's loan agreements require payment of "service fees" based on gross cash collections of principal and interest as well as accelerated principal reductions from early payoff collections. The use of this cash flow for the repayment of bank debt may create cash shortages in the Company's ability to fund operations, pay taxes and retire its subordinated debt. Management believes that the Company's existing cash balances, credit lines, anticipated modifications to its Senior Debt obligations and anticipated cash flow from operations will provide sufficient capital resources for its anticipated operating needs. The Registrant is currently negotiating with its Senior Debt lenders to modify the existing terms of its funding of cash flows for operations, to improve cash flows.



Cash Flow From Operating and Investing Activities

      Substantially all of the assets of the Company are invested in its portfolio of Notes Receivable. The Company's primary source of cash flow from operating and investing activities is collections on Notes Receivable.

      Due to the restrictions on the Company's use of collections from Notes Receivable imposed by the Senior Debt lenders, which restrictions are described below in Cash Flow From Financing Activities, the Company experiences irregular periods of cash flow shortage. Management believes that the Company has sufficient cash flow to pay current liabilities arising from operations. Management also believes that sufficient cash flow from the collection of Notes Receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of Notes Receivable, the sale of Loan Portfolios, continued modifications to the secured debt credit agreements or additional borrowings, to repay the obligations of the Company. The Company has no commitments for capital expenditures. Except for management's intent to acquire additional Loan Portfolios, the Company is not aware of any trends or operations that would cause the Company to incur additional capital expenditures in the future.

Cash Flow From Financing Activities

      Senior Debt. As of March 31, 1996, the Company and it's wholly owned subsidiaries had thirteen loans payable, (the "Senior Debt") to two financial institutions, in the aggregate amount of $66,584,951.

      The Senior Debt is collateralized by first liens on the respective Loan Portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective Loan Portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the Notes Receivable securing the debt during the preceding month. The accelerated payment provisions are generally of three types: the first requires that all collections from Notes Receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt; the second requires the Company to maintain a fixed ratio of the aggregate amount of Notes Receivable compared to the outstanding amount of the Senior Debt; the third requires a further amount to be applied toward additional principal reduction from available cash after scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the minimum scheduled payments. However, while the Senior Debt remains outstanding, these accelerated payment provisions limit the cash flow available to the Company. The Registrant is currently negotiating with its Senior Debt lender to modify the existing terms of its funding of cash allowances for operations to improve cash flows.

      Certain of the Senior Debt credit agreements require that non-interest bearing cash account be established, funded by an initial deposit at the loan closing and additional deposits based upon a percentage of monthly collections up to a specified dollar limit. The restricted cash is maintained at a bank which is one of the lenders of the Senior Debt. Restricted cash is to be utilized only upon the Company's failure to meet the minimum monthly payment due if collection from Notes Receivable securing the loan is insufficient to satisfy the installment due. Historically, the Company has not had to call upon these reserves. The aggregate balance of restricted cash in such accounts was $617,111 at December 31, 1995 and $628,233 at March 31, 1996.

      Lines of Credit. Advances made available to the Company by its Senior Debt lender were used to satisfy senior lien positions and fund property repair costs in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the outstanding lines of credit and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has an agreement in principal with its Senior Debt lender to increase the line to cover the carrying costs of properties obtained through foreclosures which the Company may be required to hold as rental property to maximize its return. The total amounts outstanding under the lines of credit as of March 31, 1996 and December 31, 1995, were $701,775 and $1,324,128, respectively. The agreement with the Senior Debt lender provides the Company the ability to borrow a maximum of $1,500,000 at a rate equal to the bank's prime rate plus two percent per annum. Principal repayment of the lines are due six months from the date of each cash advance and interest is payable monthly.

      12% Debentures. In connection with the acquisition of a loan portfolio during 1994 the Company offered $750,000 in subordinated debentures (the "12% Debentures"). As of March 31, 1996 and December 31, 1995, $646,250 and $705,000
respectively, of these debentures were outstanding. The 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over 4 years in 16 equal quarterly installments of $44,062 commencing March 31, 1996. The debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

      Harrison First Corporation 12% Debentures. In connection with the acquisition of a loan portfolio during 1995, the Company offered $800,00 in subordinated debentures (the "Harrison 1st 12% Debentures"). As of March 31, 1996 and December 31, 1995, $555,000 and $575,000 of theses debentures were outstanding. The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over 5 years in 11 equal quarterly installments of $22,200 commencing September 30, 1997 with the remaining balloon payment of $310,800 due on June 30, 2000. The debenture are secured by a lien on the Company's interest in certain notes receivable and are subordinate to the Senior Debt encumbering the loan portfolio.

      Limited Partnerships. The Company was the general partner of seventeen limited partnerships which were active during 1995. The limited partnerships had obtained capital to purchase Loan Portfolios primarily from one, or a combination of the following sources: (i) equity contributions or loans from the Company and its principal stockholders, (ii) the sale of limited partnership interests to third parties and (iii) loans from banks or finance companies including portfolios of the Senior Debt. During 1995 the Company purchased the interests of all remaining limited partners and liquidated all limited partnerships. The loss upon liquidation for 1995 was $247,105. Limited partnership interests purchased from limited partners who also had an ownership interest in the Company were recorded as additional paid in capital in the amount of $144,579.

      Management plans to continue to use bank financing, credit lines and private sources of equity to fund future Loan Portfolio acquisitions. Management believes that Registrant can acquire debt from financial institutions on more favorable terms than can be obtained from individuals investing in limited partnerships.

      Certain statements contained in this discussion may be deemed forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: unanticipated changes in the U.S. economy, business conditions and interest rates and the level of growth in the finance and having markets, the availability for purchase of additional loans, the status of relations between the Company and its primary sources for loan purchases, and other risks detailed from time to time in the Company's SEC reports, including but not limited to the report on Form 10-K for the year ended December 31, 1995.

                               PART II  -  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


(a) Exhibits

(b) No reports on Form 8-K were filed during the first quarter of 1996.

                                        SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 1996                  FRANKLIN CREDIT MANAGEMENT
                                    CORPORATION



                                    By:    THOMAS J. AXON
                                          Thomas J. Axon
                                          President and Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                               Date



THOMAS J. AXON          President, Chief Executive       May   15, 1996
Thomas J. Axon          and Director (Principal
                        executive officer)


FRANK B. EVANS, Jr.     Vice President, Treasurer,       May   15, 1996
Frank B. Evans, Jr.     Chief Financial Officer
                        and Director Secretary
                        (Principal financial and
                        accounting officer)

JOSEPH CAIAZZO          Vice President and Director      May   15, 1996
Joseph Caiazzo