Form 10KSB/A
period 1995-12-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 1996-06-05
CIK 831246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB/A

      The sole purpose of this amendment is to delete the "X" on the cover of this form that indicates that there is no disclosure of delinquent filers pursuant to Item 405 of Regulations S-B contained in this form, and that no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

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

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Issuer's revenues for the fiscal year ended December 31, 1995 were $11,760,857.

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