Form 10QSB
period 1996-06-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 1996-08-14
CIK 831246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                        FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1996


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

                           APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, $0.01 par value                       5,514,151
            (Title of Class)                  Outstanding at August 14, 1996

                          FRANKLIN CREDIT MANAGEMENT CORPORATION


                                        FORM 10-QSB

                                QUARTER ENDED JUNE 30, 1996


                                      C O N T E N T S


PART I.           FINANCIAL INFORMATION                                  Page

Item 1. Financial Statements

       Consolidated Balance Sheets June 30, 1996
          (unaudited) and December 31, 1995                                2

       Consolidated Statements of Income (unaudited) for the
            three month and six month periods
            ended June 30, 1996 and 1995                                   3

       Consolidated Statement of Cash Flows (unaudited) for the
            six month periods ended June 30, 1996 and 1995                 4

       Consolidated Statements of Stockholders' Equity                     5

       Notes to Consolidated Financial Statements                          6-8

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      9-13



PART II.                OTHER INFORMATION

Item 1. Legal Proceedings                                                  14

Item 2. Changes in Securities                                              14

Item 3. Defaults Upon Senior Securities                                    14

Item 4. Submission of Matters to a vote of Security-Holders                14

Item 5. Other Information                                                  14

Item 6. Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                 15


Item 1.  Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

CONSOLIDATED BALANCE SHEETS
                                              30-Jun-96              31-Dec-95
ASSETS                                       (unaudited)             (audited)
- -------------------------------------------------------------------------------            -----------------
Cash                                        $  1,146,680           $  1,335,800
Restricted Cash                                  683,169                617,111

Notes Receivable:
    Principal amount                          98,891,427            116,573,463
    Joint venture participations                (395,431)              (448,966)
    Purchase discount                        (20,397,607)           (28,708,043)
    Allowance for loan losses                (22,071,138)           (20,420,311)
                                             -----------            -----------
                                              56,027,251             66,996,143

Accrued Interest Receivable                    1,177,608              1,150,869
Other Real Estate Owned                        5,723,019              3,785,651
Inventory, automobiles                             -                    267,428
Litigation Proceeds Receivable                   504,486                502,486
Refundable income tax                             74,240                 74,240
Other Assets                                   1,035,885                938,001
Building, Furniture & Fixtures, net              639,459                698,418
Loan Commitment Fees and Other, net            1,290,641              1,564,920
                                             -----------            -----------
                                             $68,302,438            $77,931,067
                                             ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------

Liabilities:
    Accounts payable and accrued
       expenses                             $  1,445,114          $     701,142
    Lines of credit                            1,060,213              1,324,128
    Notes payable                             59,408,518             69,315,917
    Subordinated debentures                    1,142,500              1,260,000
    Notes payable, affiliates                    130,992                834,616
    Deferred income tax credits                1,057,444              1,240,540
    Contingency - Loan Sale                       63,113                  -
                                             -----------            -----------
          Total liabilities                   64,307,894             74,676,343

Stockholder's Equity:
    Common Stock, $.01 par value,
      10,000,000 shares authorized,
      5,514,151 and 5,503,896 shares
      issued and outstanding in 1996
      and 1995, respectively                      55,143                 55,040
    Additional paid-in Capital                 6,490,421              6,470,952
    Accumulated deficit                       (2,551,020)            (3,271,268)
                                             -----------            -----------
                                               3,994,544              3,254,724
                                             -----------            -----------
                                             $68,302,438            $77,931,067
                                             ===========            ===========

See Notes to Consolidated Financial Statements.

Item 1.  Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENTS OF INCOME
Periods ended June 30, 1996 and 1995
                                  Three Months Ended        Six Months Ended
                                 30-Jun-96   30-Jun-95    30-Jun-96   30-Jun-95
                                (unaudited) (unaudited)  (unaudited) (unaudited)
- --------------------------------------------------------------------------------
Revenue:
  Interest Income               $1,368,371  $1,602,412   $3,177,050  $3,413,328
    Purchase Discount Earned     1,822,782   1,128,004    3,126,149   1,974,429
    Loss on liquidation of
     partnership interests           -           1,047        -         (16,468)
    Gain on sale of portfolios     977,519       -          977,519       -
    Other                           72,445      55,981      149,142      78,226
                                ----------  ----------  -----------  ----------
                                 4,241,117   2,787,444    7,429,860   5,449,515
                                ----------  ----------  -----------  ----------
Operating expenses:
    Collection, general
     and administrative            940,875     887,822    1,815,265   1,572,532
    Provision for loan losses      233,465     124,441      440,191     569,523
    Interest Expense             1,896,131   1,330,611    3,787,251   2,509,588
    Service Fees (Reduction)       (19,803)    193,032      196,514     333,523
    Amortization of debt
      issuance costs               237,711     175,967      336,639     318,013
    Depreciation                    17,598       8,784       33,394      17,568
                                ----------  ----------  -----------  ----------
                                 3,305,977   2,720,657    6,609,254   5,320,747
                                ----------  ----------  -----------  ----------
       Operating income            935,140      66,787      820,606     128,768

    Litigation proceeds              -           -           20,000       -
                                ----------  ----------  -----------  ----------
                                   935,140      66,787      840,606     128,768

    Provision for income taxes     120,358      36,797      120,358      44,357
                                ----------  ----------  -----------  ----------
                                   814,782      29,990      720,248      84,411
    Minority interest in
      net income of
      consolidated partnerships      -          65,055        -          20,093
                                ----------  ----------  -----------  ----------
       Net income               $  814,782  $   95,045  $   720,248  $  104,504
                                ==========  ==========  ===========  ==========


Earnings per common share:
    Income before minority interest
      in net income of consolidated
      partnerships              $     0.15  $     0.01  $     0.13   $    0.02
    Minority interest in net
      income Of consolidated
      partnerships                    -           0.01          -           -
                                ----------  ----------   ---------   ---------
    Net income                  $     0.15  $     0.02   $    0.13   $    0.02
                                ----------  ----------   ---------   ---------
Weighted average number of shares
      outstanding                5,509,028   5,247,871   5,509,028   5,247,871
                                ==========   =========   =========   =========


See Notes to Consolidated Financial Statements.

Item 1.  Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENT OF CASH FLOWS
Fiscal Six Months ended June 30, 1996 and 1995

                                                    30-Jun-96        30-Jun-95
                                                   (unaudited)      (unaudited)
- ------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net (loss) income                                $    720,248    $   104,504
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Depreciation, depletion, amortization
       and valuation provisions                         370,033        335,581
    Minority interests in net income of affiliates        -            (20,093)
    Loss on sale of portfolios                            -             16,468
    Purchase discount earned                        (3,126,149)     (1,974,429)
    Provision for loan losses                          440,191         582,349
    Deferred tax provision (benefit)                    52,171         (57,485)
    Changes in assets and liabilities:
      (Increase) decrease in:
         Accrued interest receivable                    (6,716)       (353,548)
         Accounts receivable                           (17,923)     (2,767,220)
         Repossessions - real estate
           and automobiles                          (1,825,334)          -
         Other assets                                  (97,085)       (883,814)
      Increase (decrease) in:
         Accounts payable and
           accrued expenses                            691,977         433,534
         Due to affiliates                             126,993        (308,655)
         Income tax payable                             19,600           -
                                                  ------------     -----------
           Net cash used in operating activities    (2,651,994)     (4,892,808)

Cash Flows From Investing Activities
  Purchase of property and equipment                    25,565         (40,637)
  Purchase of notes receivable                      (2,869,874)    (16,510,014)
  Principal collections on notes receivable         16,590,634       8,245,666
  Joint venture participation                          (55,728)        (28,938)
  Acquisition fees paid                                (61,091)       (423,781)
  (Increase) in restricted cash                        (66,058)        (94,717)
                                                  ------------     -----------
          Net cash used in investing activities     13,563,448      (8,852,421)

Cash Flows From Financing Activities
  Distributions to minority interests                    -            (317,536)
  Payments on debenture notes payable                 (117,500)          -
  Capital Contributions                                428,516             835
  Proceeds from debenture notes                          -             150,000
  Proceeds from lines of credit                        652,441           -
  Payments on lines of credit                         (916,357)          -
  Proceeds from long-term debt                       2,850,902      18,522,218
  Principal payments of long-term debt             (13,998,576)     (4,364,087)
                                                  ------------     -----------
          Net cash provided by
               financing activities                (11,100,574)     13,991,430
                                                  ------------     -----------
          Net increase in cash                        (189,120)        246,201

Cash:
   Beginning                                         1,335,800         681,234
                                                  ------------     -----------
   Ending                                          $ 1,146,680     $   927,435
                                                  ============     ===========

See Notes to Consolidated Financial Statements.

Item 1. Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                  Common Stock       Additional      Retained
                               ------------------      Paid-In       Earnings
                               Shares       Amount     Capital       (Deficit)
- -------------------------------------------------------------------------------
Balance, December 31, 1994    5,247,871   $ 52,479    $5,838,941   $(3,395,971)
  Conversion of subordinated
     debentures                 254,457      2,545       484,455
  Conversion of warrants          1,568         16         2,977
  Contributed capital                                    144,579
  Net income                                                           124,703
                            ---------------------------------------------------
Balance, December 31, 1995    5,503,896     55,040     6,470,952    (3,271,268)

  Net income                                                           720,248
  Conversion of warrants         10,255        103        19,469

                            ---------------------------------------------------
Balance, June 30, 1996        5,514,151   $ 55,143    $6,490,421   $(2,551,020)
                            ===================================================

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1Nature of Business and Significant Accounting Polices

Nature of business: Franklin Credit Management Corporation, (the "Registrant" or "Company"), a Delaware corporation, acquires from mortgage and finance companies as well as from the Federal Deposit Insurance Corporation (the "FDIC") non-performing, non-conforming and sub-performing loans and promissory notes which it restructures, brings to performing status and holds through repayment or sale.

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

Basis of consolidation: The consolidated financial statements include the accounts of Company, its wholly-owned subsidiaries, and all limited partnerships controlled by the Company during the respective periods. By terms outlined in the various limited partnership agreements in effect during 1995 , the Company was specifically afforded full power and authority on behalf of the limited partnerships to manage, control, administer and operate the business and affairs of the limited partnerships. During 1995, the Company purchased the interests of the limited partners and all limited partnerships were liquidated. The loss upon liquidation of the limited partnerships for the fiscal year ended December 31, 1995 was $247,105. Limited partnership interests purchased from limited partners who also had an ownership interest in the Company were treated as additional paid-in capital. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash: For purposes of reporting cash flows, the Company includes all cash accounts (excluding restricted cash) and money market accounts held at financial institutions.

Loans and income recognition: The loan portfolio consists primarily of secured consumer and real estate mortgage loans purchased from mortgage and finance companies as well as from the FDIC, usually at a substantial discount.

Loans are stated at the amount of unpaid principal, reduced by purchase discount and an allowance for loan loss. The Company has the ability and intends to hold its loans until maturity, liquidation of collateral or for sale. In general, interest on the loans is calculated by using the simple-interest method on daily balances of the collectible principal amount outstanding.

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

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 Nature of Business and Significant Accounting Polices (Continued)

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

The Registrant's loans are generally collateralized by real estate located throughout the United States. Accordingly, the collateral value of a substantial portion of the Registrant's real estate loans and real estate acquired through foreclosure is susceptible to market conditions.

 On January 1, 1995, Registrant adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("Statement 114"). Statement 114 has been amended by Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. As required by Statement 114, as amended, the impairment of loans is measured based upon the present value of expected future cash flows or, alternatively, the lower of the market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined that foreclosure is probable, the measure of impairment is based solely upon the fair value of the collateral. A loan is deemed impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Approximately 10% of the Company's loan portfolio consists of smaller balance, homogenous loans which are collectively evaluated for impairment. The larger balance real estate loans are individually evaluated for impairment. The effect of adopting Statement 114 was not significant to the operations of the Company based on the composition of the loan portfolio and because the method utilized by Registrant to measure loan impairment prior to the adoption of Statement 114, was essentially to the method prescribed by Statement 114.

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

Oil and gas properties: Prior to the 1994 sale of its interests in certain oil and gas properties, the Company followed the full cost method of accounting, as defined by the Securities and Exchange Commission, whereby all costs incurred in connection with the acquisition, exploration and development of oil and gas properties were capitalized. These costs were amortized using the unit-of-production method. Upon the sale of its interests in its oil and gas properties, the Company realized a gain of approximately $57,000.

Other real estate owned: Other real estate owned ("OREO") represents properties acquired through foreclosure, accepted by deed in lieu of foreclosure or through other proceedings. OREO is recorded at the lower of the carrying amounts of the related loans or the fair market value of the properties less estimated costs to sell. Any write-down to fair value, less costs to sell, at the time of transfer to OREO, is charged to the allowance for loan losses. Subsequent write-down are charged to operations based upon management's continuing assessment of the fair value of the underlying collateral. Property is evaluated regularly to ensure that the recorded amount is supported by its current fair market value. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs relating to holding the property are expensed in the period incurred. Gains or losses are included in operations upon disposal.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1Nature of Business and Significant Accounting Polices (Continued)

Deferred income taxes: Deferred taxes are recorded based upon an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per common share: Earnings per share are computed based on the weighted average number of common shares outstanding during the period and includes the effect of redeemable common stock and outstanding warrants. Unconverted debentures of the Company, which may be converted to Common Stock, are deemed not to be common stock equivalents. Earnings per common share has been restated for the effects of the merger of the Company and Old Franklin.

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

      Long-term debt: Fair value of the Company's long-term debt (including notes payable ("Senior Debt"), subordinated debentures and notes payable, affiliate) is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts reported on the balance sheet approximate their fair value.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

      Total revenue for the three months ended June 30, 1996 increased by $1,453,673 or 52%, to $4,241,117 from $2,787,444 during the three months ended
June 30, 1995. Total revenue consists primarily of interest income, purchase discount earned and gain upon sale of portfolios. Interest income on Notes Receivable for the three months ended June 30, 1996, decreased by $234,041 or 15%, to $1,368,371 from $1,602,412 during the three months ended June 30, 1995. The Company recognizes interest income on Notes Receivable based upon three factors; (i) interest upon performing notes, (ii) interest received with payments upon non-performing notes and (iii) the balance of loan settlements in excess of principal repayments. The decline in interest income resulted primarily from the increased average age of loans in the Company's portfolio, which, since such loans tend to provide for level amortization, resulted in a greater portion of cash flows received being applied towards their respective principal balances as opposed to interest income and the impact of a decrease in the prime rate on the majority of the loan portfolios, which accrue interest at an adjustable rate. The increased age of loans included in the portfolio at June 30, 1995 was partially offset by the purchase of additional Notes Receivable during the intervening period.

      Purchase discount earned for the three months ended June 30, 1996 increased by $694,778 or 62%, to $1,822,782 from $1,128,004 during the three months ended June 30, 1995. The increase in purchase discount earned was primarily attributable to an increase of approximately $18,000,000 in the size of the Company's portfolio at June 30, 1996, over that at June 30, 1995. The additional Notes Receivable generated $621,139 or 89% of the increase in purchase discount earned, with the remainder resulting from improved performance of the remaining Notes Receivable.

      During the three months ended June 30, 1996 the Company sold $6,311,404 or 6%, of its loan portfolio at 90.75% of the aggregate of the remaining principal balances. The total proceeds from the sale were $5,727,599, generating a gain on sale of $977,519. The Company incurred associated costs of the sale of $84,992 which resulted in a net gain of $892,527. There were no similar sales during the three months ended June 30, 1995. The Company believes that selective sales of Notes Receivable which it has brought to performing status for which it incurred high interest upon Senior Debt (as hereafter defined) and the use of proceeds of such sales to pay down such debt, increases profitability. Additionally, new purchases of Notes Receivable will be made with the benefit of a decreased prime rate and the more advantageous terms recently made available to the Company in connection with its Senior Debt lender.

      Total operating expenses for the three months ended June 30, 1996 increased by $585,320 or 22%, to $3,305,977 from $2,720,657 during the three months ended June 30, 1995.

      Collection, general and administrative expenses for the three months ended June 30, 1996 increased by $53,053 or 6%, to $940,875 from $887,822 during the three months ended June 30, 1995. Personnel expenses decreased by $82,609 or 23%, to $274,832 from $357,441 during the three months ended June 30, 1995 due primarily to staff alterations during the intervening period. All other collection expenses increased by $135,662 or 26%, to $666,043 from $530,381 during the three months ended June 30, 1995. The increases in overall collection, general and administrative expenses resulted from the 13% increase in size of the Company's portfolio and were only partially offset by economies of scale and a decrease in personnel expense.

      Provisions for loan losses for the three months ended June 30, 1996 increased by $109,024 or 88%, to $233,465 from $124,441 in the three months ended June 30, 1995. The increase reflected primarily the write off of the Company's automobile inventory as a gift to charity. Automobiles having a carrying value of $155,396 were written off in an effort to reduce costs associated with repairs, reconditioning and selling expenses associated with carrying the inventory. Bad debt expense expressed as a percentage of gross notes receivable for the quarters ended June 30, 1996 and 1995 equaled approximately 0.002% and .17%, respectively. This decrease reflects both an increase volume and improved performance of certain Notes Receivable.

      Interest expense for the three months ended June 30, 1996 increased by $565,520 or 43%, to $1,896,131 from $1,330,611 in the three months ended June 30, 1995. The increase was principally due to increased indebtedness. Senior Debt as of June 30, 1995 was $52,396,039, which included $15,270,000 incurred only during thee last month of the three months ended June 30, 1995. Senior Debt as of June 30, 1996 was $59,408,518, which was net of repayment of $5,741,102 on June 30, 1996, in connection with the bulk sale of loan portfolio and regularly scheduled repayment of principal. The notes payable of the Company accrue interest at variable rates based upon the prime rate. The decrease in the prime rate to 8.25% during the quarter ended June 30, 1996 from 8.75% during the quarter ended June 30, 1995, had little effect on the cost of borrowed funds used to acquire Notes Receivable.

      In June, 1996 the Company concluded negotiations with its Senior Debt lenders to modify the existing terms of its Senior Debt obligations. These modifications reduced the rates at which Senior Debt accrues service fees. Service fees for the three months ended June 30, 1996 decreased by $212,835 or 110%, to credit of $19,803 from a charge of $193,032 in the three months ended June 30, 1995. The decrease reflected primarily the modifications of the terms of the Company's existing Senior Debt obligations. In June 1996, a retroactive adjustment to the beginning of the year was recorded to reduce service fees. The total service fee without the modification would have been $153,026 for three months ended June 30, 1996. The modification resulted in a reduction of service fees of $172,829, from a credit of $19,803 to charge of $153,026 for the three months ended June 30, 1996.

      Operating income for the three months ended June 30, 1996 increased by $868,353 or 1300%, to $935,140 from $66,787 during the three months ended June 30, 1995. This increase was primarily attributable to, the gain on the bulk sale of the loan portfolios net of its associated costs of and increased purchase discount earned reflecting the acquisition by the Company of approximately $26,000,000 of Notes Receivable in December 1995. Following the purchase of new Notes Receivable the Company immediately begins to recognize the expenses, including interest expense, collection, general and administrative expenses, and service fees associated with carrying and servicing such Notes Receivable. The corresponding interest income and purchase discount earned, on the other hand is recognized after the Notes Receivable provide sufficient cash flows and/or reach performing status. During the three months ended June 30, 1996, a majority of the loans purchased at December 1995 were performing and contributed to increase in operating income.

      During the three months ended June 30, 1996, operating income as a percentage of net notes receivable was 1.5% as compared to .001% for the three months ended June 30, 1995. As noted previously, the timing differences between realization of interest income and purchase discount earned on the one hand, and interest expense, service fees, collections expenses and amortization of loan commitment fees for the newly acquired portfolios on the other, generally result in increased operating expenses prior to the corresponding increase in income related as the loan in the portfolio reach performing status.

      Income before litigation proceeds, taxes and minority interest for the three months ended June 30, 1996 increased by $868,353 or 1300%, to $935,140 from $66,787 in the three months ended June 30, 1995. Net income increased to $814,782 from $95,045 in the three months ended June 30, 1995, for the reasons described above.


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

      Total revenue for the six months ended June 30, 1996 increased by $1,980,345 or 36%, to $7,429,860 from $5,449,515 during the six months ended
June 30, 1995. Interest income on Notes Receivable for the six months ended June 30, 1996, decreased by $236,278 or 7%, to $3,177,050 from $3,413,328 during the six months ended June 30, 1995. The decline in interest income resulted primarily from the increased age of loans in the Company's portfolio and the impact of a decrease in the prime rate on the Company's adjustable rate Notes Receivable, which comprise a majority of the Company's portfolio. The increased age of the loans included in the portfolio at June 30, 1996 was partially offset by the purchase of additional Notes Receivable during the intervening period.

      Purchase discount earned for the six months ended June 30, 1996 increased by $1,151,720 or 58%, to $3,126,149 from $1,974,429 in the six months ended June
30, 1995. The increase in purchase discount earned was attributable principally to acquisition of the additional Notes Receivable after June 30, 1995.

      During the six months ended June 30, 1996 the Company had a gain from the sale of portfolios of $977,519. There were no similar sales during the six months ended June 30, 1995.

      Total operating expenses for the six months ended June 30, 1996 increased by $1,288,507 or 24%, to $6,609,254 from $5,320,747 in the six months ended June
30, 1995.

      Collection, general and administrative expenses for the six months ended June 30, 1996 increased by $242,733 or 15%, to $1,815,265 from $1,572,532 in the six months ended June 30, 1995. Personnel expenses decreased $22,855 or 4% to $564,449 from $587,304 in the six months ended June 30, 1995. All other collection expenses, increased $265,588 or 27% to $1,250,816 from $985,228 in the six months ended June 30, 1995. The increases in overall collection, general and administrative expenses were due to the increased size of the Company's portfolio of Notes Receivable being serviced and were only partially offset by economies of scale.

      Provisions for loan losses for the six months ended June 30, 1996 decreased by $129,332 or 23%, to $440,191 from $569,523 in the six months ended June 30, 1995. The decrease reflected primarily the filing for bankruptcy in 1995, of one specific borrower, who owed the Company approximately $235,000. In addition, the Company in an effort to reduce costs associated with managing the automobile inventory wrote off $155,396 worth of automobiles as a gift to charity. Bad debt expense expressed as a percentage of gross notes receivable for the quarters ended June 30, 1996 and 1995 equaled approximately 0.004% and 1%, respectively. This decrease reflects both an increase volume and improved performance of certain Notes Receivable.

      Interest expense for the six months ended June 30, 1996 increased by $1,277,663 or 51%, to $3,787,251 from $2,509,588 in the six months ended June
30, 1995. The increase was principally due to increased indebtedness. Senior Debt as of June 30, 1995 was $52,396,039 , which included $15,270,000 incurred only during the last month of the six months ended June 30, 1995. Senior Debt as of June 30, 1996 was $59,408,518, which was net of repayment of $5,741,102 as of June 30, 1996 in connection with the bulk sale of loan portfolio and regularly scheduled repayment of principal. The decrease in the prime rate to 8.25% during the six months ended June 30, 1996 from 8.75% during the six months ended June 30, 1995 had little effect on the cost of borrowed funds used to acquire Notes Receivable.

      In June 1996, the Company concluded negotiations with its Senior Debt lenders to modify the existing terms of its Senior Debt obligations. These modifications reduced the rates at which Senior Debt accrues service fees. Service fees for the six months ended June 30, 1996 decreased by $137,009 or 41%, to $196,514 from $333,523 in the six months ended June 30, 1995. The decrease reflected primarily the modifications of the terms of the Company's existing Senior Debt obligations. In June 1996, a retroactive adjustment to the beginning of the year was recorded to reduce service fees. The total service fee without the modification would have been $369,343 for six months ended June 30, 1996. The modification resulted in a reduction of service fees of $172,829, from $196,514 to $369,343 for the six months ended June 30, 1996.

      Operating income for the six months ended June 30, 1996 increased by $691,838 or 537%, to $820,606 from $128,768 during the six months ended June 30, 1995. This increase was primarily attributable to, the gain on the bulk sale of the loan portfolios net of its associated costs of and increased purchase discount earned reflecting the acquisition by the Company of approximately $34,000,000 of Notes Receivable since June 1995. During the six months ended June 30, 1996, a majority of the loans purchased since June 1995 were performing and contributed to increase in operating income. During the six months ended June 30, 1996, operating income as a percentage of net notes receivable was 2% as compared to .2% for the six months ended June 30, 1995. As noted previously, the timing differences between realization of interest income and purchase discount earned on the one hand, and interest expense, service fees, collections expenses and amortization of loan commitment fees for the newly acquired portfolios on the other, generally result in increased operating expenses prior to the corresponding increase in income related as the loan in the portfolio reach performing status.

      Income before litigation proceeds, taxes and minority interest for the six months ended June 30, 1996, increased by 506% to $820,606 from $128,768 in the six months ended June 30, 1995. Net income increased to $720,248 from $104,504 in the six months ended June 30, 1995, for the reasons described above.


Liquidity and Capital Resources

      At June 30, 1996, the Company had cash of $1,146,680, a net decrease of $189,120 from December 31, 1995. During the first six months of 1996, the Company used cash in the amount of $2,651,994 in its operating activities and gained $13,563,448 from its investing activities, primarily due to the collections of the Notes Receivable. The net amount of cash used in operating and investing activities was reduced by $11,100,574, reflecting primarily the repayment of its Senior Debt.

      In the normal course of its business, the Company accelerates and forecloses upon non-performing consumer loans included in its portfolio which are secured by first and second mortgages. As a result of such foreclosures, the Company held OREO having a net realizable value of $5,723,019 at June 30, 1996. Management believes that OREO will be held as rental property or be sold in the ordinary course of business and that the increase in OREO held as inventory at June 30, 1996 is not material to the operations of the Company.

      The Company held as inventory automobiles having a fair market value of $267,428 as of December 31, 1995, which it obtained through repossessions and recorded at the lower of cost or fair market value. In an effort to reduce costs associated with managing the automobile inventory, in June 1996 the Company wrote off $155,396 worth of automobiles as a gift to charity. At June 30, 1996, the Company held no automobile inventory. Management believes that any additional automobile inventory acquired in the ordinary course of business, from the Company's remaining automobile loans, will be sold. The Company has ceased to purchase Notes Receivable secured by automobiles.

      Certain of the Company's loan agreements require payment of "service fees" based on gross cash collections of principal and interest as well as accelerated principal reductions from early payoff collections. The use of this cash flow for the repayment of bank debt may create cash shortages in the Company's ability to fund operations, pay taxes and retire its subordinated debt. Management believes that the Company's existing cash balances, credit lines and anticipated cash flow from operations will provide sufficient capital resources for its anticipated operating needs. The Company has negotiated with its Senior Debt lenders modifications of the terms of its funding of cash flows for operations, which may improve cash flows. See "Cash Flow from Financing Activities".

Cash Flow From Operating and Investing Activities

      Substantially all of the assets of the Company are invested in its portfolio of Notes Receivable. The Company's primary source of cash flow from operating and investing activities is collections on Notes Receivable and the sale of loan portfolios. An increase in acquisitions and in collection efforts have supported the Company's operations. See -"Results of Operations".

Cash Flow From Financing Activities

      The Company has negotiated with its Senior Debt lenders a modification to the Senior Debt obligations which eases the cash flow restrictions placed upon the Company. Management believes that this modification may reduce the irregular periods of cash flows shortages. Management believes that the Company has sufficient cash flow to pay current liabilities arising from operations. Management also believes that sufficient cash flow from the collection of Notes Receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of Notes Receivable, the sale of Loan Portfolios, continued modifications to the secured debt credit agreements or additional borrowings, to repay current liabilities arising from operations and to repay the long term indebtedness of the Company. The Company has no commitments for capital expenditures. Other than management's intent to acquire additional Loan Portfolios, the Company is aware of no trends or operations that would cause the Company to incur additional capital expenditures in the future.

      Senior Debt. As of June 30, 1996, the Company and its wholly owned subsidiaries owed an aggregate amount of $59,408,518, under fifteen loans, (the "Senior Debt") from two financial institutions.

      The Senior Debt is collateralized by first liens on the respective Loan Portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective Loan Portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the Notes Receivable securing the debt during the preceding month. The accelerated payment provisions are generally of two types: the first requires that all collections from Notes Receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt; the second requires a further amount to be applied toward additional principal reduction from available cash after scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the minimum scheduled payments. However, while the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow available to the Company. The Company has negotiated with one of its Senior Debt lenders a modification of the existing terms of its funding of cash allowances for operations to improve cash flows, whereby the Company receives additional availability based upon collections after contractual principal, interest and escrow payments are met. Management feels this may reduce the periods of irregular cash flows, however , there can be no assurance that the Company will not encounter periods of cash flow shortages.

      Certain of the Senior Debt credit agreements required the established of cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The restricted cash is maintained in a interest bearing account, at a bank which is one of the lenders of the Senior Debt. Restricted cash may be accessed by the Bank only upon the Company's failure to meet the minimum monthly payment due if collection from Notes Receivable securing the loan is insufficient to satisfy the installment due. Historically, the Company has not had to call upon these reserves. The aggregate balance of restricted cash in such accounts was $617,111 at December 31, 1995 and $683,169 at June 30, 1996.

      Lines of Credit. Advances made available to the Company by its Senior Debt lender were used to repay loans senior to those acquired by the Company on a given property and fund property repair costs in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the outstanding lines of credit and accrued interest, as well as surpass the collectible value of the original secured notes receivable because the Company typically purchases loans having an outstanding balance well below the assumed value of the underlying collateral. Management has an agreement with its Senior Debt lender to increase the line to cover the carrying costs of properties obtained through foreclosures which the Company may be required to hold as rental property to maximize its return. The total amounts outstanding under the lines of credit as of June 30, 1996 and December 31, 1995, were $1,060,213 and $1,324,128, respectively. The agreement with the Senior Debt lender provides the Company the ability to borrow a maximum of $1,500,000 at a rate equal to the bank's prime rate plus two percent per annum. Principal repayment of the lines are due six months from the date of each cash advance and interest is payable monthly.

      12% Debentures. In connection with the acquisition of a loan portfolio during 1994 the Company offered to investors $750,000 in subordinated debentures (the "12% Debentures"). As of June 30, 1996 and December 31, 1995, $587,500 and $705,000 respectively, of these debentures were outstanding. The 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over 4 years in 16 equal quarterly installments of $44,062 commencing March 31, 1996. The 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

      Harrison  First  Corporation  12%  Debentures.   In  connection  with  the
acquisition of a loan portfolio during 1995, the Company offered to investors $800,000 in subordinated debentures (the "Harrison 1st 12% Debentures"). As of June 30, 1996 and December 31, 1995, there were $555,000 and $575,000 of theses debentures were outstanding, respectively. The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over five years in eleven equal quarterly installments of $22,200 commencing September 30, 1997 with the remaining balloon payment of $310,800 due on June 30, 2000. The Harrison 1st 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinate to the Senior Debt encumbering the loan portfolio.

      Limited Partnerships. The Company was the general partner of seventeen limited partnerships which were active during 1995. The limited partnerships had obtained capital to purchase Loan Portfolios primarily from one or a combination of the following sources: (i) equity contributions or loans from the Company and its principal stockholders, (ii) the sale of limited partnership interests to third parties, and (iii) loans from banks or finance companies including portfolios of the Senior Debt. During 1995 the Company purchased the interests of all remaining limited partners and liquidated all limited partnerships. The loss upon liquidation for 1995 was $247,105. Limited partnership interests purchased from limited partners who also had an ownership interest in the Company were recorded as additional paid in capital in the amount of $144,579.

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

Item 1.  Legal Proceedings.

      Litigation. On January 24, 1996, the Shultz, William B. Sr, Family Living Q-Tip Trust commenced an action against the Company in the US District Court, Hartley County, Texas seeking a determination on the security interest in a certain real property assigned to the Company to receive approximately $400,000 owing to the Company pursuant to a settlement of certain previous litigation, was unenforceable.

      On July 15, 1996, the Court granted the Company's motion for summary judgement and awarded the Company actual damages of $413,819, pre and post judgment interest, attorney fees in the amount of $15,000 and a declaration that the Deed of Trust constitutes a valid and enforceable lien against the property to secure payment of all obligations under the settlement agreement and for an order foreclosing the Deed of Trust lien by order for sales.


Item 2.  Changes in Securities
            None

Item 3.  Defaults Upon Senior Securities
            None

Item 4.  Submission of Matters to a Vote of Security-Holders
            None

Item 5.  Other Information.

      Financial Advisory Services. The Company has entered into an agreement with Sandler O'Neill Corporate Strategies, a division of Sandler O'Neill & Partners, L.P., to act as financial advisors in connection with the Company's strategic and capital planning to assess alternative plans to enhance the value of the Company and its shareholder value. The agreement is for a term of five months commencing as of August 1, 1996 and ending December 31, 1996.

      Repurchase of Common Stock. In July 1996 the Board of Directors of the Company authorized management at its discretion to utilize up to $250,000 to repurchase shares of the Company's common stock ("the Plan").

Item 6.  Exhibits and Reports on Form 8-K.

(a)

                             EXHIBIT TABLE
    Exhibit
    No.                        Description

    3(a)    Restated Certificate of Incorporation of Franklin Credit Management
              Corporation.

    3(b)    Bylaws of Registrant.

    4(a)    Convertible Subordinated Debentures and their associated Warrants

    99(a)     Letter  Agreement,  dated August 2, 1996,  between the Company and
              Sandler O'Neill Corporate Strategies.

(b) No reports on Form 8-K were filed during the second quarter of 1996.

                                        SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 1996               FRANKLIN CREDIT MANAGEMENT
                                    CORPORATION



                                       By:    THOMAS J. AXON
                                              Thomas J. Axon
                                  President and Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature              Title                               Date



 THOMAS J. AXON         President, Chief Executi            August   14, 1996
 Thomas J. Axon         and Director (Principal
                        executive officer)


 FRANK B. EVANS, Jr.    Vice President, Treasurer,           August   14, 1996
 Frank B. Evans, Jr.    Chief Financial Officer and
                        Director Secretary (Principal
                        financial and accounting officer)



 JOSEPH CAIAZZO         Vice President Chief Operating        August   14, 1996
 Joseph Caiazzo         Officer and Director


                                       EXHIBIT INDEX

    Exhibit
    No.                     Description                                Page

    3(a)        Restated   Certificate  of   Incorporation  of  Franklin  Credit
                Management   Corporation   (incorporated   by  Exhibit   2.1  to
                Registrant's  Annual  Report on Form  10-KSB  for the year ended
                December 31, 1994.)

    3(b) Bylaws of Registrant (incorporated by reference to Registrant's Registration Statement on
                Form S-4, No. 33-81948)

    4(a) Convertible Subordinated Debentures and their associated Warrants (incorporated by reference to Registrant's Registration Statement on Form
                S-4, No. 33-81948)

   99(a)        Letter Agreement, dated August 2, 1996, between
                the Company and Sandler O'Neill Corporatate
                Strategies. (filed herewith)                          17-19

