Form 10QSB
period 1996-09-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 1996-11-14
CIK 831246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1996


             Transitional Small Business Disclosure Format (check one):
                             Yes........No....X...

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
        For the transition period from _____________ to _____________

                     Commission file number 0-17771

                  FRANKLIN CREDIT MANAGEMENT CORPORATION
     (Exact name of small business issuer as specified in its charter)

            Delaware                                       75-2243266
 (State or other jurisdiction
of incorporation or organization)          (I.R.S. Employer Identification No.)

                          Six Harrison Street
                      New York, New York  10013
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

    Common Stock, $0.01 par value                       5,514,151
         (Title of Class)                   Outstanding at November 14, 1996

                    FRANKLIN CREDIT MANAGEMENT CORPORATION


                                 FORM 10-QSB

                      QUARTER ENDED SEPTEMBER 30, 1996


                               C O N T E N T S


PART I.               FINANCIAL INFORMATION                              Page

Item 1. Financial Statements

   Consolidated Balance Sheets September 30, 1996 (unaudited)
      and December 31, 1925                                                2

   Consolidated Statements of Income (unaudited) for the
      three month and nine month periods
      ended September 30, 1996 and 1995                                    3

   Consolidated Statement of Cash Flows (unaudited) for the
      nine month periods ended September 30, 1996 and 1995                 4

   Consolidated Statements of Stockholders' Equity                         5

   Notes to Consolidated Financial Statements                             6-8

Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                  9-13



PART II.                     OTHER INFORMATION

Item 1. Legal Proceedings                                                 15

Item 2. Changes in Securities                                             15

Item 3. Defaults Upon Senior Securities                                   15

Item 4. Submission of Matters to a vote of Security-Holders               15

Item 5. Other Information                                                 15

Item 6. Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                16

Exhibit Index                                                             17

Item 1.  Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

CONSOLIDATED BALANCE SHEETS
                                             30-Sept-96              31-Dec-95
ASSETS                                       (unaudited)             (audited)
-------------------------------------------------------------------------------            -----------------
Cash                                        $  1,382,748           $  1,335,800
Restricted Cash                                  759,705                617,111

Notes Receivable:
    Principal amount                         104,042,374            116,573,463
    Joint venture participations                (368,919)              (448,966)
    Purchase discount                        (22,446,714)           (28,708,043)
    Allowance for loan losses                (21,394,942)           (20,420,311)
                                             -----------            -----------
                                              59,831,797             66,996,143

Accrued Interest Receivable                    1,194,303              1,150,869
Other Real Estate Owned                        6,239,973              3,785,651
Inventory, automobiles                             -                    267,428
Litigation Proceeds Receivable                   441,393                502,486
Refundable income tax                             29,742                 74,240
Other Assets                                   1,010,541                938,001
Building, Furniture & Fixtures, net              629,103                698,418
Loan Commitment Fees and Other, net            1,312,307              1,564,920
                                             -----------            -----------
                                             $72,831,613            $77,931,067
                                             ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Liabilities:
    Accounts payable and accrued
       expenses                             $  1,532,269          $     701,142
    Lines of credit                              748,920              1,324,128
    Notes payable                             64,012,558             69,315,917
    Subordinated debentures                    1,083,750              1,260,000
    Notes payable, affiliates                    326,192                834,616
    Deferred income tax credits                1,118,408              1,240,540
    Contingency - Loan Sale                       63,113                  -
                                             -----------            -----------
          Total liabilities                   68,885,210             74,676,343

Stockholder's Equity:
    Common Stock, $.01 par value,
      10,000,000 shares authorized,
      5,514,151 and 5,503,896 shares
      issued and outstanding in 1996
      and 1995, respectively                      55,143                 55,040
    Additional paid-in Capital                 6,490,421              6,470,952
    Accumulated deficit                       (2,599,161)            (3,271,268)
                                             -----------            -----------
                                               3,946,402              3,254,724
                                             -----------            -----------
                                             $72,831,613            $77,931,067
                                             ===========            ===========

See Notes to Consolidated Financial Statements.

Item 1.  Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Month
Periods ended September 30, 1996 and 1995
                                  Three Months Ended        Nine Months Ended
                                30-Sept-96  30-Sept-95   30-Sept-96  30-Sept-95
                                (unaudited) (unaudited)  (unaudited) (unaudited)
--------------------------------------------------------------------------------
Revenue:
  Interest Income               $1,475,203  $2,028,514   $4,652,253  $4,441,842
    Purchase Discount Earned     1,696,808     948,353    4,822,957   2,922,782
    Loss on liquidation of
     partnership interests           -          (1,047)        -        (17,515)
    Gain on sale of portfolios       -           -          977,519       -
    Other                           69,210     117,768      218,352     208,820
                                ----------  ----------  -----------  ----------
                                 3,241,221   3,224,588   10,671,081   8,555,929
                                ----------  ----------  -----------  ----------
Operating expenses:
    Collection, general
     and administrative          1,000,300     908,168    2,815,656   2,480,700
    Provision for loan losses      138,727     270,321      578,918     852,670
    Interest Expense             1,943,095   1,547,461    5,730,346   4,057,049
    Service Fees                    96,439     280,616      292,953     614,139
    Amortization of debt
      issuance costs               108,902     204,843      445,541     515,121
    Depreciation                    16,035      12,652       49,429      37,955
                                ----------  ----------  -----------  ----------
                                 3,303,498   3,224,061    9,912,752   8,557,634
                                ----------  ----------  -----------  ----------
       Operating income (loss)     (62,277)   (130,473)     758,329      (1,705)

    Litigation proceeds             55,500       -           75,500       -
                                ----------  ----------  -----------  ----------
                                    (6,777)   (130,473)     833,829      (1,705)

    Provision for income taxes      41,364     (21,352)     161,722      23,005
                                ----------  ----------  -----------  ----------
                                   (48,141)   (109,121)     672,107     (24,710)
    Minority interest in
      net income of
      consolidated partnerships      -          16,483        -          36,576
                                ----------  ----------  -----------  ----------
       Net income               $  (48,141) $  (92,638) $   672,107  $   11,866
                                ==========  ==========  ===========  ==========


Earnings per common share:
    Income before minority interest
      in net income of consolidated
      partnerships              $    (0.01) $    (0.02) $     0.12   $    0.00
    Minority interest in net
      income Of consolidated
      partnerships                    -           -           -           -
                                ----------  ----------   ---------   ---------
    Net income                  $    (0.01) $    (0.02)  $    0.12   $    0.00
                                ----------  ----------   ---------   ---------
Weighted average number of shares
      outstanding                5,509,028   5,247,871   5,509,028   5,247,871
                                ==========   =========   =========   =========


See Notes to Consolidated Financial Statements.

Item 1.  Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months ended September 30, 1996 and 1995

                                                   30-Sept-96       30-Sept-95
                                                   (unaudited)      (unaudited)
------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                       $    672,107    $    11,866
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Depreciation, depletion, amortization
       and valuation provisions                         494,970        553,076
    Minority interests in net income of affiliates        -            (36,576)
    Loss on sale of portfolios                            -            (50,522)
    Purchase discount earned                        (4,822,957)     (2,922,782)
    Provision for loan losses                          578,918         852,670
    Deferred tax provision (benefit)                   161,722          34,498
    Changes in assets and liabilities:
      (Increase) decrease in:
         Accrued interest receivable                    16,572        (786,861)
         Accounts receivable                            29,632         173,867
         Repossessions - real estate
           and automobiles                          (1,420,094)     (2,469,835)
         Other assets                                   45,869      (1,138,497)
      Increase (decrease) in:
         Accounts payable and
           accrued expenses                            832,517         212,598
         Due to affiliates                                 851        (167,796)
                                                   ------------     -----------
           Net cash used in operating activities    (3,409,892)     (5,734,294)

Cash Flows From Investing Activities
  Purchase of property and equipment                    19,886         (49,075)
  Purchase of notes receivable                     (10,362,046)    (19,040,914)
  Principal collections on notes receivable         21,219,046      12,256,132
  Joint venture participation                         (116,945)        (42,203)
  Acquisition fees paid                               (191,091)       (513,760)
  (Increase) in restricted cash                       (142,595)       (184,717)
                                                  ------------     -----------
          Net cash used in investing activities     10,426,092      (7,574,537)

Cash Flows From Financing Activities
  Distributions to minority interests                    -            (317,536)
  Payments on debenture notes payable                 (176,250)        (65,900)
  Capital Contributions                                  -               1,834
  Proceeds from debenture notes                          -             625,000
  Proceeds from lines of credit                        474,711           -
  Payments on lines of credit                       (1,049,920)          -
  Proceeds from long-term debt                      10,336,175      21,206,382
  Principal payments of long-term debt             (16,553,967)     (7,550,066)
                                                  ------------     -----------
          Net cash provided by
               financing activities                 (6,969,251)     13,740,515
                                                  ------------     -----------
          Net increase in cash                          46,949         431,684

Cash:
   Beginning                                         1,335,800         681,234
                                                  ------------     -----------
   Ending                                          $ 1,382,748     $ 1,112,918
                                                  ============     ===========

See Notes to Consolidated Financial Statements.

Item 1. Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                  Common Stock       Additional      Retained
                               ------------------      Paid-In       Earnings
                               Shares       Amount     Capital       (Deficit)
-------------------------------------------------------------------------------
Balance, December 31, 1994    5,247,871   $ 52,479    $5,838,941   $(3,395,971)
  Conversion of subordinated
     debentures                 254,457      2,545       484,455
  Conversion of warrants          1,568         16         2,977
  Contributed capital                                    144,579
  Net income                                                           124,703
                            ---------------------------------------------------
Balance, December 31, 1995    5,503,896     55,040     6,470,952    (3,271,268)

  Net income                                                           672,107
  Conversion of warrants         10,255        103        19,469

                            ---------------------------------------------------
Balance, September 30, 1996   5,514,151   $ 55,143    $6,490,421   $(2,599,161)
                            ===================================================

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Polices

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

Basis of consolidation: The consolidated financial statements include the accounts of Company, its wholly-owned subsidiaries, and all limited partnerships controlled by the Company during the respective periods. By terms outlined in the various limited partnership agreements in effect during 1995, the Company was specifically afforded full power and authority on behalf of the limited partnerships to manage, control, administer and operate the business and affairs of the limited partnerships. During 1995, the Company purchased the interests of the limited partners and all limited partnerships were liquidated. The loss realized upon liquidation of the limited partnerships for the fiscal year ended December 31, 1995 was $247,105. Limited partnership interests purchased from limited partners who also had an ownership interest in the Company were treated as additional paid-in capital, if the transaction resulted in a gain. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash: For purposes of reporting cash flows, the Company includes all cash accounts (excluding restricted cash) and money market accounts held at financial institutions.

Loans and income recognition: The loan portfolio consists primarily of secured consumer and real estate mortgage loans purchased from mortgage and finance companies as well as from the FDIC, usually at a substantial discount.

Loans are stated at the amount of unpaid principal, reduced by purchase discount and an allowance for loan loss. The Company has the ability and intends to hold its loans until maturity, liquidation of collateral or sale. In general, interest on the loans is calculated by using the simple-interest method on daily balances of the collectible principal amount outstanding.

Accrual of interest is discontinued on a loan when management believes, after considering economic, business conditions and collections efforts, that the borrowers' financial condition is such that collection of interest is doubtful.

Purchase discount is amortized to income using the interest method over the period to maturity. The interest method recognizes income based on the timing of projected principal collections of the loans using a effective yield on the net investment in the loans. Discounts are amortized if the projected payments are probable of collection and the timing of such collections is reasonably estimable. The projection of cash flows for purposes of amortizing purchase discount is a material estimate which could change significantly in the near term. Changes in the projected payments are accounted for as a change in estimate and the periodic amortization is prospectively adjusted over the remaining life of the loans. Should projected payments not exceed the carrying value of the loan, the periodic amortization is suspended and either the loan is written down or an allowance for uncollectibility is recognized.

Allowance for loan losses: The allowance for loan losses, a material estimate which could change significantly in the near term, is initially established by an allocation of a portion of the difference between the Company's acquisition price and face value of the purchase loan discount based on management's assessment of the portion of such difference that represents uncollectible principal. Subsequently, increases to the allowance are made through a provision for loan losses charged to expense and is maintained at a level that management considers adequate to provide for potential losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance or write-downs may be necessary based on changes in economic conditions.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Polices (Continued)

Management's judgment in determining the adequacy of the allowance is based on the evaluation of individual loans within the portfolio, the risk characteristics and size of the loan portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. Loans are charged against the allowance for loan losses when management believes that the collectibilty of principal is unlikely. Any subsequent recoveries are credits to the allowance for loan losses when received. In connection with the determination of allowance for loan losses, management obtains independent appraisals for significant properties, when considered necessary.

The Registrant's loans are generally collateralized by real estate located throughout the United States. Accordingly, the collateral value of a substantial portion of the Registrant's real estate loans and real estate acquired through foreclosure is susceptible to market conditions.

On January 1, 1995, Registrant adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("Statement 114"). Statement 114 has been amended by Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. As required by Statement 114, as amended, the impairment of loans is measured based upon the present value of expected future cash flows or, alternatively, the lower of the market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined that foreclosure is probable, the measure of impairment is based solely upon the fair value of the collateral. A loan is deemed impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Approximately 10% of the Company's loan portfolio consists of smaller balance, homogenous loans which are evaluated collectively for impairment. The larger balance real estate loans are evaluated individually for impairment.

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

Other real estate owned: Other real estate owned ("OREO") represents properties acquired through foreclosure, accepted by deed in lieu of foreclosure or through other proceedings. OREO is recorded at the lower of the carrying amounts of the related loans or the fair market value of the properties less estimated costs to sell. Any write-down to fair value, less costs to sell, at the time of transfer to OREO, is charged to the allowance for loan losses. Subsequent write-downs are charged to operations based upon management's continuing assessment of the fair value of the underlying collateral. Property is evaluated regularly to ensure that the recorded amount is supported by its current fair market value. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs relating to holding the property are expensed in the period incurred. Gains or losses are recognized, through the amortization of purchase discount, upon disposal.

Deferred income taxes: Deferred taxes are recorded based upon the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Polices (Continued)

Earnings per common share: Earnings per share are computed based on the weighted average number of common shares outstanding during the period and includes the effect of redeemable common stock and outstanding warrants. Unconverted debentures of the Company, which may be converted to Common Stock, employee incentive options and directors non-qualified options, are deemed not to be common stock equivalents. Earnings per common share has been restated for the effects of the merger of the Company and Old Franklin.

Fair value of financial instruments: Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments ("Statement 107"), requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate applied and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash, restricted cash, accrued interest receivable, other receivables and accrued interest payable: The carrying value reported in the balance sheet approximates their fair values.

Notes receivable: Fair value of the net loan portfolio is estimated by discounting the future cash flows using the interest method. In the opinion of management the carrying amounts of the notes receivable approximate the fair value of such notes receivable.

Short-term borrowings: The carrying amounts of the line of credit and other short-term borrowings approximate their fair value.

Long-term debt: Fair value of the Company's long-term debt (including notes payable ("Senior Debt"), subordinated debentures and notes payable, affiliate) is estimated using discounted cash flow method based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts reported on the balance sheet approximate their fair value.

Accounting for the impairment of long-lived assets: The Financial Accounting Standards Board has issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets or Assets to be Disposed Of ("Statement 121"), which becomes effective for the Company's fiscal year ending December 31, 1996. Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed. The Company does not anticipate that the adoption of this standard will have a significant impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

     Total revenue for the three months ended September 30, 1996 increased by $147,633 or 5%, to $3,241,221 from $3,093,588 during the three months ended September 30, 1995. Total revenue generally consists primarily of interest income, purchase discount earned and gain upon sale of portfolios. Interest income on Notes Receivable for the three months ended September 30, 1996, decreased by $553,311 or 27%, to $1,475,203 from $2,028,514 during the three months ended September 30, 1995. The Company recognizes interest income on Notes Receivable based upon three factors; (i) interest from performing notes, (ii) interest received with payments from non-performing notes and (iii) the balance of loan settlements in excess of principal balances. The decline in interest income resulted primarily from the increased average age of loans in the Company's portfolio, which, since such loans typically provide for level amortization, resulted in a greater portion of payments received being applied towards their respective principal balances as opposed to interest income, and from the impact of a decrease in the prime rate on the majority of the loans in the Company's portfolio, which accrue interest at an adjustable rate.

     Purchase discount earned for the three months ended September 30, 1996 increased by $748,455 or 79%, to $1,696,808 from $948,353 during the three months ended September 30, 1995. The increase in purchase discount earned was primarily attributable to the improved performance of the Notes Receivable acquired in December 1995 and a net increase of approximately $9,000,000 or 9%, in the size of the Company's portfolio at September 30, 1996, over that at September 30, 1995. Notes Receivable purchased in December 1995, accounted for $296,116 or 17% of the purchase discount earned, with the remainder resulting from the remaining Notes Receivable.

        Total operating expenses for the three months ended September 30, 1996 increased by $79,437 or 2%, to $3,303,498 from $3,224,061 during the three months ended September 30, 1995.

        Collection, general and administrative expenses for the three months ended September 30, 1996 increased by $92,132 or 10%, to $1,000,300 from $908,168 during the three months ended September 30, 1995. Personnel expenses decreased by $78,095 or 22%, to $272,853 from $350,948 during the three months ended September 30, 1995 due primarily to staff reductions during the intervening period. All other collection expenses increased by $170,227 or 31%, to $727,447 from $557,220 during the three months ended September 30, 1995. This increase resulted primarily from litigation and OREO expenses directly relating to the $2,454,322 increase in OREO and the 9% increase in size of the Company's portfolio, which was only partially offset by economies of scale. Management believes that OREO will continue to increase by virtue of the portfolios we acquire. OREO can have a material effect due to the variables associated in the real estate market. While management currently estimates that OREO will not have a material effect, future estimates of materiality will be a function of the nationwide real estate market. The Registrant's general policy is to manage OREO as rental properties until such time as it can arrange economically beneficial sales of such properties.

        Provisions for loan losses for the three months ended September 30, 1996 decreased by $131,594 or 49%, to $138,727 from $270,321 in the three months ended September 30, 1995. This decrease reflects a change in accounting method from expensing of the provision for loan losses in 1995, when the Company's portfolio of Notes Receivable was unseasoned, and management expected its estimates of loan losses to require frequent adjustment, to reflecting the provision as a reserve to be amortized over the life of the portfolio in 1996, when the portfolio was more seasoned and management believed it could better estimate the necessary reserves. Bad debt expense expressed as a percentage of gross notes receivable decreased to .001% for the quarter ended September 30, 1996 from .003% for the quarter ended September 30, 1995.

        Interest expense for the three months ended September 30, 1996 increased by $395,634 or 26%, to $1,943,095 from $1,547,461 in the three months ended
September 30, 1995. Senior Debt increased by $12,867,598 or 25%, to $64,188,398 as of September 30, 1996, from $51,320,800 as of September 30, 1995. This higher level of debt relates to funding the purchase of $23,000,000 of Notes Receivable. The notes payable of the Company accrue interest at variable rates based upon the prime rate. The decrease in the weighted prime rate to 8.25% during the quarter ended September 30, 1996 from 8.85% during the quarter ended September 30, 1995, had a positive effect in reducing the cost of borrowed funds used to acquire Notes Receivable. Had the prime rate remained constant at 8.85%, interest expense would have been approximately $68,000 higher for the quarter ended September 30, 1996.

        In June, 1996 the Company concluded negotiations with its Senior Debt lenders to modify the existing terms of its Senior Debt obligations. These modifications reduced the rates at which Senior Debt accrues service fees. Service fees for the three months ended September 30, 1996 decreased by $184,177 or 66%, to $96,439 from $280,616 in the three months ended September 30, 1995. Without this modification, service fees would have been $192,878 for three months ended September 30, 1996. The modifications accounted for $96,439 or 52% of the total reduction for the three months ended September 30, 1996.

        Operating losses for the three months ended September 30, 1996 decreased by $68,196 or 52%, to $62,277 from $130,473 during the three months ended September 30, 1995. This decrease was primarily attributable to increased purchase discount earned reflecting the acquisition by the Company of approximately $23,000,000 of Notes Receivable in December 1995. Following the purchase of new Notes Receivable the Company immediately begins to recognize the expenses, including interest expense, collection, general and administrative expenses, and service fees associated with carrying and servicing such Notes Receivable. The corresponding interest income and purchase discount earned, on the other hand is recognized after the Notes Receivable provide predictable cash flows and/or reach performing status. During the three months ended September 30, 1996, a majority of the loans purchased at December 1995 were performing and contributed to increase in operating income.

        During the three months ended September 30, 1996, operating loss as a percentage of net notes receivable was .1% as compared to .3% for the three months ended September 30, 1995. As noted previously, the timing differences between realization of interest income and purchase discount earned on the one hand, and interest expense, service fees, collections expenses and amortization of loan commitment fees for the newly acquired portfolios on the other, generally result in recognition of increased operating expenses prior to the corresponding increase in related income upon the acquisition of new Notes Receivable.

        Loss before litigation proceeds, taxes and minority interest for the three months ended September 30, 1996 decreased by $68,196 or 52%, to $62,277 from $130,473 in the three months ended September 30, 1995. Net loss decreased by $44,497 or 48%, to $48,141 from a loss of $92,638 in the three months ended September 30, 1995 reflecting principally the receipt by the Company of litigation proceeds of $55,500 during the three months ending September 30,1996.



Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

        Total revenue for the nine months ended September 30, 1996 increased by $2,115,152 or 25%, to $10,671,081 from $8,555,929 during the nine months ended
September 30, 1995. Interest income on Notes Receivable for the nine months ended September 30, 1996, decreased by $789,589 or 15%, to $4,652,253 from $5,441,842 during the nine months ended September 30, 1995. The decline in interest income resulted primarily from the increased age of loans in the Company's portfolio at September 30, 1996, the impact of a decrease in the prime rate on the Company's adjustable rate Notes Receivable, which comprise a majority of the Company's portfolio and the bulk sale in June 1996 of $6,311,404 in face amount of performing loans, which were only partially offset by the purchase in December 1995 of additional Notes Receivable.

        Purchase discount earned for the nine months ended September 30, 1996 increased by $1,900,175 or 65%, to $4,822,957 from $2,922,782 in the nine months ended September 30, 1995. The increase in purchase discount earned was primarily attributable to the acquisition of approximately $28,600,000 of Notes Receivable, in December 1995 resulting in a 25% increase in the size of the Company's portfolio at September 30, 1996, over that at December 31, 1995.
Notes Receivable purchased in December 1995, accounted for $952,767 or 20% of the purchase discount earned during the nine months ended September 30, 1996, with the remainder resulting from the remaining Notes Receivable.

        During the nine months ended September 30, 1996 gains from the sale of portfolios increased to $977,519 from $0 in the nine months ended September 30, 1995. In June 1996, the Company sold $6,311,404 or 6%, of its loan portfolio at
 90.75% of aggregate of the remaining principal balances. The total proceeds from the sale were $5,727,599, generating a gain of $977,519. The Company incurred associated costs of sale of $84,992 which resulted in a net gain of $892,527. The Company believes that selective sales of Notes Receivable which it has brought to performing status, the purchase of which was funded with high interest Senior Debt (as hereafter defined), and the use of proceeds of such sales to pay down such debt, increases profitability. Additionally, new purchases of Notes Receivable will be made with the benefit of a decreased prime rate and the more advantageous terms currently available to the Company in connection with Senior Debt lender.

        Total operating expenses for the nine months ended September 30, 1996 increased by $1,355,118 or 13%, to $9,912,752 from $8,557,634 in the nine months ended September 30, 1995.

        Collection, general and administrative expenses for the nine months ended September 30, 1996 increased by $334,865 or 13%, to $2,815,565 from $2,480,700 in the nine months ended September 30, 1995. Personnel expenses decreased by $100,950 or 11%, to $837,302 from $938,252 in the nine months ended September 30, 1995 due primarily to staff reductions during the intervening period. All other collection expenses, increased by $435,815 or 28%, to $1,978,263 from $1,542,448 in the nine months ended September 30, 1995. This increase resulted primarily from litigation and OREO expenses directly related to the $2,454,322, increase in OREO, and the increased size of the Company's portfolio of Notes Receivable being serviced which was only partially offset by economies of scale.

        Provisions for loan losses for the nine months ended September 30, 1996 decreased by $273,752 or 32%, to $578,918 from $852,670 in the nine months ended
 September 30, 1995. The decrease reflected primarily the filing for bankruptcy in 1995 of a borrower who owed the Company approximately $235,000, the Company's efforts in 1996 to reduce costs associated with managing its automobile inventory by writing off $155,396 worth of automobiles and the improved performance of certain Notes Receivable. Bad debt expense expressed as a percentage of gross notes receivable for the nine months ended September 30, 1996 and the nine months ended September 30, 1995 equaled approximately 1%.
The decrease in provision for loan losses reflects both the write-offs previously mentioned and improved performance of certain Notes Receivable.

        Interest expense for the nine months ended September 30, 1996 increased by $1,673,297 or 41%, to $5,730,346 from $4,057,049 in the nine months ended
September 30, 1995.  Senior Debt increased $12,867,598 or 25% from $51,320,800, as of September 30, 1995 to $64,188,398 as of September 30, 1996, which increase was only partially offset by the repayment in June 1996 of $5,741,102 of the Company's highest interest Senior Debt in connection with the bulk sale of loan portfolio. The decrease in the weighted prime rate to 8.28% during the six months ended June 30, 1996 from 8.86% during the nine months ended September 30, 1995 had a positive effect in reducing the cost of borrowed funds used to acquire Notes Receivable. Had the prime rate remained constant at 8.86%, interest expense would have been approximately $216,000 higher for the nine months ended September 30, 1996.

        In June 1996, the Company concluded negotiations with its Senior Debt lenders to modify the existing terms of its Senior Debt obligations. These modifications reduced the rates at which Senior Debt accrues service fees. Service fees for the nine months ended September 30, 1996 decreased by $321,186 or 52%, to $292,953 from $614,139 in the nine months ended September 30, 1995. In June 1996, a retroactive adjustment to the beginning of the year was recorded to reduce service fees. Absent the modification service fees would have been $562,221 for nine months ended September 30, 1996. The modifications accounted for $269,268 or 83% of the total reduction. The remaining 17% of the reduction resulted from no service fees being incurred from the debt repaid in June 1996 in connection with the bulk sale.

        Operating income for the nine months ended September 30, 1996 increased by $760,034, to $758,329 from a loss of $1,705 during the nine months ended September 30, 1995. This increase was primarily attributable to, the gain on the bulk sale of the loan portfolios net of its associated costs of and increased purchase discount earned reflecting the acquisition by the Company of approximately $40,000,000 of Notes Receivable since September 1995. During the nine months ended September 30, 1996, a majority of the loans purchased since September 1995 achieved performing status and contributed to increase in operating income.

        During the nine months ended September 30, 1996, operating income as a percentage of net notes receivable was 2% as compared to .003% for the nine months ended September 30, 1995. As noted previously, the timing differences between realization of interest income and purchase discount earned on the one hand, and interest expense, service fees, collections expenses and amortization of loan commitment fees for the newly acquired portfolios on the other, generally result in increased operating expenses prior to the corresponding increase in income related as the loan in the portfolio reach performing status.

        Income before litigation proceeds, taxes and minority interest for the nine months ended September 30, 1996, increased by $760,034 to $758,329 from a loss of $1,705 in the nine months ended September 30, 1995. Net income increased to $672,107 for the nine months ended September 30, 1996 from $11,866 in the nine months ended September 30, 1995, for the reasons described above.

Liquidity and Capital Resources

        At September 30, 1996, the Company had cash of $1,382,748, reflecting a net increase of $46,949 from December 31, 1995. During the first nine months of 1996, the Company used cash in the amount of $3,409,892 in its operating activities, primarily for overhead, litigation and for the foreclosure and improvement of OREO. The Company generated $10,426,092 from its investing activities, primarily due to the collections on and sale of Notes Receivable. The net amount of cash used in financing activities was $6,969,251, reflecting a net decrease in Senior Debt and lines of credit.

        In the normal course of its business,the Company accelerates and forecloses upon non-performing consumer loans included in its portfolio which are secured by first and second mortgages. As a result of such foreclosures, the Company held OREO having a net realizable value of $6,239,973 at September 30, 1996. Management believes that OREO will be held as rental property or sold in the ordinary course of business and that the increase in OREO held as inventory at September 30, 1996 is not material to the operations of the Company.

        The Company held as inventory automobiles having a fair market value of $267,428 as of December 31, 1995, which it obtained through repossessions and recorded at the lower of cost or fair market value. In an effort to reduce costs associated with managing the automobile inventory, the Company wrote off $155,396 worth of automobiles in June 1996.

        At September 30, 1996, the Company held no automobile inventory. Management believes that any additional automobile inventory acquired in the ordinary course of business from the Company's remaining automobile loans, will be sold. The Company has ceased to purchase Notes Receivable secured by automobiles. Approximately $318,000 or .3% of the Company's gross loan portfolio at September 30, 1996 was secured by automobiles.

        Certain of the Company's loan agreements require payment of "service fees" based on gross cash collections of principal and interest as well as accelerated principal reductions from early payoff collections. The use of this cash flow for the repayment of bank debt may create cash shortages in the Company's ability to fund operations, pay taxes and retire its subordinated debt. Management believes that the Company's existing cash balances, credit lines and anticipated cash flow from operations will provide sufficient capital resources for its anticipated operating needs. The Company has negotiated with its Senior Debt lender a modifications of the terms of its funding of cash flows for operations, which may improve cash flows. See "Cash Flow from Financing Activities".

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

Cash Flow From Financing Activities

        In June 1996, the Company negotiated with its Senior Debt lender a modification to the Senior Debt obligations which eases the cash flow restrictions placed upon the Company. Management believes that this modification may reduce the irregular periods of cash flows shortages. Management believes that the Company has sufficient cash flow to pay current liabilities arising from operations. Management also believes that sufficient cash flow from the collection of Notes Receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of Notes Receivable, the sale of Loan Portfolios, continued modifications to the secured debt credit agreements or additional borrowings, to repay current liabilities arising from operations and to repay the long term indebtedness of the Company. The Company has no commitments for capital expenditures. Other than management's intent to acquire additional Loan Portfolios, the Company is aware of no trends or changes in operations that would cause the Company to incur significant additional capital expenditures in the future.

        Senior Debt. As of September 30, 1996, the Company and its wholly owned subsidiaries owed an aggregate amount of $64,188,398, under eighteen loans,
(the "Senior Debt") from two financial institutions.

        The Senior Debt is collateralized by first liens on the respective Loan Portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective Loan Portfolios. The loan agreements for the Senior

Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the Notes Receivable securing the debt during the preceding month. The Senior Debt accrues interest at variable rates ranging from 1.5% to 3% over the prime rate. The accelerated payment provisions are generally of two types: the first requires that all collections from Notes Receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt; the second requires a further amount to be applied toward additional principal reduction from available cash after scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the minimum scheduled payments. However, while the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow available to the Company. The Company has negotiated with one of its Senior Debt lenders a modification of the existing terms of its funding of cash allowances for operations to improve cash flows, whereby the Company receives additional availability based upon collections after contractual principal, interest and escrow payments are met. Management feels this may reduce the periods of irregular cash flows, however, there can be no assurance that the Company will not encounter periods of cash flow shortages.

        Certain of the Senior Debt credit agreements required the establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The restricted cash is maintained in a interest bearing account, at a bank which is one of the lenders of the Senior Debt. Restricted cash may be accessed by the Bank only upon the Company's failure to meet the minimum monthly payment due if collection from Notes Receivable securing the loan is insufficient to satisfy the installment due. Historically, the Company has not had to call upon these reserves. The aggregate balance of restricted cash in such accounts was $617,111 at December 31, 1995 and $759,705 at September 30, 1996.

        Lines of Credit. Advances are available to the Company by one of its two Senior Debt lenders to repay loans with security interests in the underlying collateral senior to those acquired by the Company and fund property repair costs in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the outstanding lines of credit and accrued interest, as well as surpass the collectible value of the original secured notes receivable because the Company typically purchases loans having an outstanding balance well below the assumed value of the underlying collateral. Management has an agreement with its Senior Debt lender to increase the line to cover the carrying costs of properties obtained through foreclosures which the Company may be required to hold as rental property to maximize its return. The total amounts outstanding under the lines of credit as of September 30, 1996 and December 31, 1995, were $748,920 and $1,324,128, respectively. The agreement with the Senior Debt lender allows the Company to borrow a maximum of $1,500,000 at a rate equal to the bank's prime rate plus two percent per annum. Principal repayment of the lines are due six months from the date of each cash advance and interest is payable monthly.

        12% Debentures. In connection with the acquisition of a loan portfolio during 1994 the Company offered to investors $750,000 in subordinated debentures (the "12% Debentures"). As of September 30, 1996 and December 31, 1995, $528,750 and $705,000 respectively, of these debentures were outstanding. The 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principle is to be repaid over 4 years in 16 equal quarterly installments of $44,062 commencing March 31, 1996. The 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

        Harrison First Corporation 12% Debentures. In connection with the acquisition of a loan portfolio during 1995, the Company offered to investors $800,000 in subordinated debentures (the "Harrison 1st 12% Debentures"). As of September 30, 1996 and December 31, 1995, there were $555,000 and $575,000 of theses debentures outstanding, respectively. The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over five years in eleven equal quarterly installments of $22,200 commencing September 30, 1997 with the remaining balloon payment of $310,800 due on June 30, 2000. The Harrison 1st 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinate to the Senior Debt encumbering the loan portfolio.

        Limited Partnerships. The Company was the general partner of seventeen limited partnerships which were active during 1995. The limited partnerships had obtained capital to purchase Loan Portfolios primarily from one or a combination of the following sources: (i) equity contributions or loans from the Company and its principal stockholders, (ii) the sale of limited partnership interests to third parties, and (iii) loans from banks or finance companies including portfolios of the Senior Debt. During 1995 the Company purchased the interests of all remaining limited partners and liquidated all limited partnerships. The loss upon liquidation for 1995 was $247,105. Gains realized from limited partnership interests purchased from limited partners who also had an ownership interest in the Company were recorded as additional paid in capital in the amount of $144,579.

        Management plans to continue to use bank financing, credit lines and private sources of equity to fund future Loan Portfolio acquisitions. Management believes the Registrant can acquire debt from financial institutions on more favorable terms than can be obtained from individuals investing in limited partnerships.

        Management is evaluating the possibility of broadening the Company's activities to include mortgage origination in the markets currently served by the Company. Management currently expects that any such originations would be funded through existing credit facilities.

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

Item 1.  Legal Proceedings.

        On September 18, 1996, the Company reached a settlement with Dinsmore & Shohl, holder of a prepetition claim for $88,000 against the Company's predecessor, Miramar Resources, Inc., ("Miramar"). Pursuant to the Plan of Reorganization of Miramar, the Company had reserved the full amount of such claim, and since the confirmation of the Plan of Reorganization, had accrued interest of 6% per annum, or approximately $13,000, on such reserve. Under the settlement, the Company will pay to Dinsmore & Shohl $40,000 in respect of such claim, resulting in a gain from litigation of approximately $61,000.

        On September 29, 1996, the Company reached a settlement with Grant Thornton LLP, ("Grant") who had been Miramar's auditors for Miramar's fiscal years 1989 and 1990, on certain claims and counterclaims between the Company and Grant. Pursuant to the settlement, Grant will pay the Company $7,500, and the Company and Grant will enter into mutual releases.

Item 2.  Changes in Securities
               None

Item 3.  Defaults Upon Senior Securities
               None

Item 4.  Submission of Matters to a Vote of Security-Holders
               None

Item 5.  Other Information.

        Effective November 1, 1996, the Company started a 401(k) Saving Plan for its employees. The plan is solely funded by pre-tax employee earnings, however the Company has no plans to make contributions.

Item 6.  Exhibits and Reports on Form 8-K.

(a)
                                                EXHIBIT TABLE
               Exhibit
               No.                        Description

               3(a) Restated Certificate of Incorporation of Franklin Credit Management Corporation.

                (b)          Bylaws of Registrant.

               4(a)          15% Convertible Subordinated Debentures

                (b) Warrants associated with principal repayments of the 15% Convertible Subordinated Debentures


(b)     No reports on Form 8-K were filed during the third quarter of 1996.

                                  SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 1996                FRANKLIN CREDIT MANAGEMENT CORPORATION



                                 By:    THOMAS J. AXON
                                        Thomas J. Axon
                                        President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                                 Date

THOMAS J. AXON              President, Chief Executive       November 14, 1996
Thomas J. Axon              Officer and Director
                            (Principal executive officer)


FRANK B. EVANS, Jr.         Vice President, Treasurer,       November 14, 1996
Frank B. Evans, Jr.         Chief Financial Officer and
                            Director (Principal financial
                            and accounting officer)



JOSEPH CAIAZZO              Vice President, Chief Operating  November 14, 1996
Joseph Caiazzo              Officer and Director

                                   EXHIBIT INDEX
Exhibit
No.                        Description                                  Page

3(a) Restated Certificate of Incorporation of Franklin Credit Management Corporation (incorporated by Exhibit 2.1 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994.)

 (b) Bylaws of Registrant (incorporated by reference to Registrant's Registration Statement on Form S-4, No. 33-81948)

4(a) 15% Convertible Subordinated Debentures (incorporated by reference to Registrant's Registration Statement on Form S-4, No. 33-81948)

 (b) Warrants associated with the principal repayments of the 15% Convertible Subordinated Debentures (incorporated by reference to Registrant's Registration Statement on Form S-4, No. 33-81948)