Form 10KSB
period 1996-12-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 1997-03-31
CIK 831246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the fiscal year ended December 31, 1996

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
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)              Identification No.)


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

         Issuer's revenues for its most recent fiscal year: $14,051,911.

         As of March 31, 1997 the issuer had 1,103,471 of shares of Common Stock, par value $0.01 per share, outstanding. On that date, the aggregate market value of the voting stock held by persons other than those who may deemed affiliates of the issuer was $703,806. (based on the average of the reported high and low sale prices on such date)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.   Yes  X   No


   Transitional Small Business Disclosure Format:  Yes   No  X

                       Documents Incorporated by Reference
       Portions of the Registrant's Annual Report on 10-KSB for year ended December 31, 1994 are incorporated by reference into Part I.

                                                      PART I

Item 1.  Description of Business.

          Business of Registrant. Franklin Credit Management Corporation (the "Company"), formerly Miramar Resources, Inc. acquires non-conforming, non-performing and sub-performing loan portfolios from mortgage lending companies, financial institutions and the Federal Deposit Insurance Corporation ("FDIC"). These loans are restructured, brought to performing status, and held through repayment or sale of the loan. The Company has and expects to continue to focus primarily on acquisitions of portfolios of residential real estate secured loans with aggregate face amounts of between $2,000,000 and $25,000,000.

          Historically the largest portion of the Company's loan portfolios was purchased from the Resolution Trust Company ("RTC") and, since the RTC ceased to function, the FDIC. While the FDIC has sold a significant number of loans at public and private auctions in the past, there can be no assurance that loan portfolios will continue to be available from the FDIC or that loan portfolios will be available from other sources.

          Since its inception the Company has purchased approximately 9,500 loans with a principal balance of approximately $207,000,000. The Company currently holds approximately 3,600 loans with an aggregate principal balance of approximately $113,600,000. An allowance for loan losses of approximately $23,600,000 has been recorded against this principal balance. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7. Financial Statements". Approximately eighty-five percent of the Company's portfolio consists of first mortgages, home equity/home improvement and second mortgages collateralized by real estate, eight percent are unsecured, and seven percent are collateralized by other assets. As of December 31, 1996, the Company and its wholly owned subsidiaries owed an aggregate amount of $73,538,865, (the "Senior Debt") incurred in connection with loan portfolio purchases noted previously.

          In June 1996, the Company amended its Senior Debt agreement with one of its lenders. The new agreement reduced service fees by 50%. This modification had a positive impact of $365,460 or 25% of the net operating income of the Company during fiscal 1996. In addition, the agreement provided the Company with consistent streams of cash flow for operations and a reduction of interest expense in the form of a weighted average interest rate reduction of 0.336% to Prime plus 2.125% from Prime plus 2.461%. See "Item 6.
Management's Discussion and Analysis of Financial Condition and Results of
Operations: General - Cost of Funds". Additionally, the lender which has provided the Company's Senior Debt to date, agreed in March 1997 to a further reduction in interest expense and the replacement of service fees with a 1% exit fee based upon current Senior Debt loan balances as of December 31, 1996, or approximately $700,000. This exit fee shall be paid after the underlying Senior Debt has been repaid in full. If the funds collected from the underlying notes receivable are insufficient to satisfy the related Senior Debt and exit fee any shortfall shall be forgiven. The Company believes that this new Senior Debt agreement will have a beneficial impact on the Company's earnings. Furthermore, the Company has received preliminary proposals from two major financial institutions which may further reduce its costs of funding future acquisitions as compared to the new Senior Debt agreement.

          In January, 1997, the Company formed a new wholly-owned subsidiary, Liberty Lending Corporation ("Liberty Lending") to originate non-standard (sub-prime) mortgages in New York, Pennsylvania, New Jersey, Connecticut and Massachusetts. Management currently expects that Liberty Lending will provide first and second mortgages to communities under served by banks and other lending institutions, comprised mainly of immigrant and minority communities, the members of which do not meet conventional underwriting criteria. The Company's current expectation is that these loans will be sold upon origination in the secondary market and to banks which will assist them in complying with the Community Reinvestment Act, "CRA". Many depository lending institutions that serve these communities have difficulty meeting the federally mandated CRA requirements. Liberty Lending anticipates a continuing demand from these institutions to acquire loans that meet their CRA requirements. The Company will fund the start-up of Liberty Lending, with $1,000,000 of proceeds from the refinancing of two portfolios for which refinancing the Company has already received a commitment from its Senior Debt lender. Additionally, such lender has agreed to provide a warehouse line of credit of $2,000,000. Management has filed an application to become licensed to purchase FHA Title "I" loans.

     Prior to 1995, the Company generally acquired interests in loan portfolios through participation in limited partnerships rather than by direct ownership. During 1995 the Company purchased the interests of all remaining limited partners and liquidated the limited partnerships in an order to simplify its capital structure and reduce administrative costs. Loss upon liquidation of the limited partnerships was $247,105. Limited partnership interests purchased from limited partners who also had an ownership interest in the Company were recorded as additional paid in capital of $144,579.

     Although the Company attempts to collect on all loans in its portfolio, it is unlikely that the Company will be successful in collecting the full amount due under each loan in its portfolio. In addition, significant administrative and litigation expenses are often incurred in collection efforts.

     The Company employs standardized in-house servicing procedures in the acquisition and collection of loans. The Company's operations are divided into four departments which are responsible for servicing loans.

     Acquisition Department. The Acquisition Department: (i) researches and identifies opportunities for acquisitions of loan portfolios; (ii) conducts due-diligence of target portfolios including pricing and yield analysis; (iii) prepares bids and seeks to acquire identified portfolios at advantageous discounts; (iv) processes acquired loan files into a proprietary information system; (v) issues introductory letters with information regarding the change of ownership of the loan, payment information and a toll-free Company information line and initiates collection activities; (vi) conducts internal audits of newly acquired loans to identify and address any disputes or problems relating to the accounting for these loans; (vii) issues an audit letter advising the borrower of the outstanding balance, last payment date and remaining term of the loan;
(viii) initiates collection activities in connection with performing loans and restructuring activities with respect to non-performing loans (ix) identifies loans to be referred to the Legal Department and initiates monitoring of performing accounts; and (x) manages sales of performing loans. The Acquisition Department was responsible for the purchase of loan portfolios with an aggregate principal balance of approximately $34,000,000 and $59,000,000, at aggregate prices of approximately $26,000,000 and $37,000,000, in fiscal 1996 and 1995, respectively.

     Service Department. The Service Department seeks to provide quality service to customers and secure full payment of the total principal outstanding, and manages all of the Company's performing loans, including monitoring monthly cash flow, maintaining customer relations and entering into extension and modification agreements. Service Department members continuously review and monitor the status of collections and individual loan cash flow in order to proactively identify and solve potential collection problems. The Service Department currently manages approximately 2,190 loan accounts, with a total principal outstanding balance of approximately $51,000,000.

     Legal Department. The Legal Department monitors the progress of loans requiring a legal remedy for recovery which are identified and referred by the Acquisition or Service Departments. The Legal Department prepares an analysis of each such loan to determine a litigation strategy to maximize the size and speed of recovery and minimize costs, based upon individual borrower's past payment history, current ability to pay, collateral position and value of the collateral. The Legal Department retains counsel and monitors any ensuing litigation to insure the optimal recovery of the remaining principal and interest balance.

     Real Estate Department. The Real Estate Department manages properties acquired through portfolio acquisitions or foreclosure, accepted by deed in lieu of foreclosure or through other proceedings. The Real Estate Department also manages such properties as rental properties until such time as it can arrange economically beneficial sales.

     Formation of the Company. The Company was organized in Delaware in 1990, by Thomas J. Axon and Frank B. Evans, Jr., currently executive officers of the Company, to acquire consumer loan portfolios from the RTC and the FDIC. In March 1993, the Company completed the private placement of $2,000,000 of 15% Debentures (the "15% Debentures") and warrants for the purchase of the Company's Common Stock, the proceeds of which were used to acquire interests in loan portfolios and for operations. In December 1994, the Company merged with Miramar Resources, Inc., a public oil and gas company organized in Delaware, that had emerged from bankruptcy proceedings in December 6, 1993. In January 1995, the Company completed the private placement of $705,000 of 12% Debentures (the "12% Debentures"), the proceeds of which were used to fund the acquisition of a loan portfolio, including amounts advanced by stockholders, service existing debt obligations and for general working capital. Additionally, in late 1995, the Company completed the private placement of $555,000 of 12% Debentures (the "Harrison 1st Debentures"), the proceeds of which were used in part to fund the acquisition of an additional loan portfolio.

     Competition. The consumer mortgage industry is fragmented and highly competitive. The Company faces significant competition in the acquisition of loan portfolios from the FDIC and other financial institutions including regional and local banks and finance companies. From 1990 to 1995, the Company acquired a majority of its loan portfolios from the RTC or the FDIC at private and public auction. The RTC ceased to do business as of December 31, 1995 and the FDIC has decreased the number of loan auctions it conducts. The Company believes, however that opportunities to acquire non-performing loans at advantageous prices will remain strong.

     Since January 1, 1996, the Company's acquisition efforts have focused on acquisition from private institutions, private auctions involving financial institutions and the FDIC. Many of the Company's competitors have financial resources, acquisition departments and servicing capacity considerably larger than those of the Company. Among the Company's largest competitors, are Empire Mortgage, LP of Hunt Valley, Maryland and Midstate Resources Corporation of Omaha, Nebraska. Competition for acquisitions is generally based on price, reputation and funding capacity and timing. The Company believes that the changes in its Senior Debt agreement will lower its cost of funds and increase it's competitiveness. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations: General - Cost of Funds". In addition, the Company has received preliminary proposals from two additional financial institutions which may further reduce its cost of funding future acquisitions.

     The Company also experiences competition from mortgage and finance companies in the sale of rehabilitated loan portfolios. The secondary market demand has increased for pools of securitized re-performing first mortgages which may be packaged in a pool and securitized. The Company believes that the large demand for the securitization markets will provide attractive prices and liquidity for portfolios offered for sale. Important characteristics which impact offerings in this market are: price, size of pools and the integrity of portfolio data. The Company faces intense competition, from numerous companies seeking to re-sell first mortgage portfolios in this highly fragmented, diverse market place. Nearly all of the Company's competitors have greater experience and volume of product to supply the securitization market, which can result in advantages. The Company's proprietary information system and the continuous review and monitoring of accounts and asset availability from new portfolio acquisitions will position the Company to compete efficiently in the sale of loan portfolios.

     Customers. The Company's income is derived from interest and purchase discount recognized from the collection of loans and gains recorded from the bulk sale of performing loans to banks and other financial institutions. The decrease in the number of auctions of impaired loan portfolios by the FDIC has significantly decreased the number of opportunities for companies to acquire loan portfolios. The Company will continue to sell bulk portfolios of performing loans, when such sales are economically beneficial to the Company. While the Company has been successful in marketing loan portfolios which it has elected to sell in the past, there can be no assurance that the Company will be able to successfully market loan portfolios in the future.

     Regulation. The Company's activities in servicing loan portfolios are subject to regulation under various state and federal laws relating to the collection of consumer obligations, including, without limitation, to the Fair Debt Collection Act. These regulations specify the methods which the Company can employ in its collection efforts. If the Company is deemed to have violated these regulations, the Company could be precluded from further collection efforts and liable for monetary damages. The Company does not expend material amounts of financial resources complying with federal, state or local environmental laws.

     Employees. As of December 31, 1996, the Company employed 22 people on a full-time basis, including 5 employees in the Acquisitions Department, 6 employees in the Service Department, 3 employees in the Legal Department, 3 employees in the Real Estate Department and 4 managerial employees.

     The Company has never experienced a material work stoppage or slowdown due to labor disagreements. The Company believes that its relations with all employees are satisfactory. None of the employees are covered by a collective bargaining agreement.


Item 2. Description of Properties.

     Properties. The Company, as of December 31, 1996, holds an undivided 100% interest in a 6,600 square foot office condominium unit located on the Sixth Floor of Six Harrison Street, New York, New York which houses its principal offices. See "Item 12. Certain Relationships and Related Transactions". The Company also rents a secondary office located at 8201 Greensboro Drive, Suite 601, McLean Virginia.


Item 3. Legal Proceedings.

     Trademark Dispute. On January 4, 1994, the Company received a letter from the law firm of Townsend and Townsend and Crew (the "Townsend Firm") of San Francisco, California on behalf of their client Franklin Resources, Inc. ("FRI") alleging that their client was the holder of the trademark "Franklin" as well as other marks utilizing "Franklin" and, demanding that the Company cease use of the designation "Franklin" in its business. In September of 1995, FRI commenced a civil action in the United States District Court for the Southern District of New York (the "Civil Action") styled Franklin Resources, Inc. V. Franklin Credit Management Corporation, et al., Civil Action No. 95 Civ. 7686 (CSH) against the Company, seeking to enjoin the Civil Action defendants from using the terms "Franklin", Franklin Credit Management Corporation, Franklin Credit Recovery

Fund, L.P., Franklin Asset Recovery Fund, L.P., and any other names or marks confusingly similar to "Franklin" in conjunction with financial and investment services. FRI also seeks Civil Action defendants' profits, an unspecified amount of FRI's alleged damages, which FRI seeks to have repaid, and FRI's costs and attorney's fees. The Company has, and intends to vigorously defend this action. Discovery in the Civil Action is now completed. The Company anticipates that trial in the Civil Action will occur in the second or third quarter of 1997. The Company believes that the Civil Action will not materially impact the Company's financial condition or operations.

     Beginning in July, 1991, the Company has been a plaintiff in various actions and party to settlements with the previous directors and officers of Miramar Resources, Inc. Information regarding the Company Legal Proceedings concerning these matters and the legal status of the Company's collection efforts is incorporated herein by reference to "Item 3. Legal Proceedings" included in the Company's 10-KSB for the year ended December 31, 1994, filed with the SEC on March 31, 1995 (the "1995 10-KSB").

     Subsequent to the 1995 10-KSB, the Company was awarded a First Deed of Trust securing a $375,000 note receivable plus interest at 10% per annum, on a 4,000 acre ranch, appraised at approximately $850,000, owned by the parties to the original Shultz settlement agreement. The Company is attempting to acquire an additional lien on such property in respect of an additional $600,000 plus interest owed to the Company under a judgement against Schultz Cattle Company. Counsel to the Company has informed the Company that it believes it to be more likely than not that the Shultz settlement agreement is enforceable and payment will be received over the course of the next three to four years.


Item 4. Submission of Matters to a Vote of Security Holders.

     On December 9, 1996 the Board of Directors approved and the Company received the written consent of stockholders representing 82% of the outstanding Common Stock of the Company to a one for five reverse stock split (the "Reverse Split") of its outstanding Common Stock. Under the General Corporation Law of the State of Delaware, passage of the Reverse Split required the receipt by holders of record on the record date of a majority of the shares of Common
Stock then outstanding within 60 days after the earliest dated consent is delivered to the Company. Pursuant to such consent, a one for five reverse was consummated effective December 12, 1996.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Market Information. The Company's Common Stock is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq") under the symbol "FCSC" since December 26, 1996, and "FCMC" from December 30, 1994 until such date.

     Effective, December 12, 1996, the Board of Directors and holders of a majority of its common stockholders authorized a 1 for 5 reverse stock split (the "Reverse Split") of the Common Stock $.01 par value per share. The Company paid $1,300 in lieu of any fractional shares resulting from the Reverse Split as of December 31, 1996. The Company anticipates that the total amount of cash payments in lieu of fractional shares will be approximately $6,000.

     The following table sets forth the bid prices for the common stock on Nasdaq, for the periods indicated adjusted to reflect the Reverse Split. Such prices reflect inter-dealer prices without retail markup or markdown or commissions and may not represent actual transactions. Trading during these periods was limited and sporadic. Therefore, the above-referenced quotes may not accurately reflect the true market value of the securities. The Company has obtained the information in the following table directly from the NASD Bulletin Board.

                         1996  Bid              1995  Bid
                      High      Low          High       Low
First Quarter        $6.72     $6.72        $ 5.00     $ 5.00
Second Quarter       $3.91     $3.91        $12.50     $12.50
Third Quarter        $5.00     $5.00        $12.50     $12.50
Fourth Quarter       $8.75     $8.75        $11.25     $11.25


     As of March 28, 1997, there were approximately 504 record holders of the Company's Common Stock.

Dividend Policy. The Company intends to retain any future earnings that may be generated from operations to help finance the operations and expansion of the Company and accordingly does not plan to pay cash dividends to holders of the Common Stock during the reasonably foreseeable future. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such factors as the Company's Board of Directors deem relevant.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     Forward-Looking Statements. When used in this report, press releases and elsewhere by management of the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: unanticipated changes in the U.S. economy, business conditions and interest rates and the level of growth in the finance and housing markets, the availability for purchases of additional loans, the status of relations between the Company and its primary sources for loan purchases, the status of relations between the Company and its primary Senior Debt lender and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof. The Company undertakes no obligation to publicly release the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Loan Acquisitions. During fiscal 1996 the Company acquired ten loan portfolios in an aggregate principal amount of $34,015,000 including two portfolios, in an aggregate principal amount of $2,393,000, acquired on December 31, 1996. During fiscal 1995 the Company acquired six loan portfolios totaling approximately $59,500,000 including three portfolios, in an aggregate amount of $28,000,000, acquired in December 1995. Acquisition of these portfolios was funded through term debt facilities from financial institutions of approximately $23,000,000 and $35,600,000 in fiscal 1996 and fiscal 1995, respectively. Total Senior Debt funding capacity was approximately $100,000,000 at December 31, 1996, of which approximately $74,000,000 had been drawn down as of such date.

     The Company believes these acquisitions will result in substantial increases in the level of interest income and purchase discount income during future periods. During the initial period following acquisitions, the Company incurs the carrying costs of the related Senior Debt and administrative costs of the new portfolios. Payment streams are only generated once the loans are incorporated into the Company's proprietary loan tracking system and contact with the borrower. Non-performing loans are restructured or collection litigation initiated.

     During the normal course of business, the Company acquires properties either from portfolio acquisitions or via foreclosures. Such properties are classified as, Other Real Estate Owned ("OREO") and are evaluated regularly to ensure that recorded amounts are supported by current fair market values.

     Management intends to continue to expand the Company's earning asset base through the acquisition of additional portfolios including performing and non-performing real estate secured loans. The Company believes that its current infrastructure is adequate to service additional loans without any material increases in expenses. There can be no assurance the Company will be able to acquire any additional loans or that it may do so on favorable terms. While management believes that the acquisition of additional loan portfolios would be beneficial, management does not believe that current operations would be materially impacted if additional loan portfolios were not acquired during 1997.

     Cost of Funds. The decline in interest rates during 1996 and 1995 decreased the cost of funds on Senior Debt used to fund loan portfolio acquisitions, directly increasing net income. As of December 31, 1996, the Company had twenty three loans outstanding with two financial institutions with an aggregate principal balance of approximately $74,000,000. One financial institution provided approximately $71 million of such Senior Debt and refinanced the remaining $3 million Senior Debt at the end of March 1997. References herein to the Company's Senior Debt lender or lending arrangements refer to such continuing lender or such continuing lender's lending arrangements. The Senior Debt accrues interest at a variable rate based upon prime rate.

     The majority of the loans purchased by the Company bear interest at a fixed rate; consequently, there is little corresponding change in interest income due to changes in market interest rate conditions. The weighted average interest rate on borrowed funds for the Senior Debt decreased to approximately 10.37% in 1996 from 10.70% in 1995. Management believes that any future decreases in the prime rate will positively impact the net income of the Company while increases may be expected to negatively impact such net income.

     During fiscal 1996 and 1995 the Company also incured additional financing costs in the form of service fees and loan commitment fees. The service fees are calculated as a percentage of gross collections on four specific portfolios while loan commitment fees are points based upon origination of Senior Debt. Certain of the Company's loan agreements required, during fiscal 1996 and 1995 payment of "service fees" based upon cash collections of principal and interest, as well as accelerated principal reductions from early payoff collections. During 1996 the Company negotiated a reduction in these fees to 2.5% to 3% from 5% to 6%, cutting service fee rates in half for fiscal 1996. This generated a savings of $365,460, which had a direct positive impact on the net income of the Company.

     Additionally, the lender which has provided the Company's Senior Debt to date, agreed in March 1997 to a further reduction in interest expense of .375% to prime plus 1.75% from prime plus 2.125% on all existing debt as of December 31, 1996, and replacement of service fees with a 1% exit fee based upon current Senior Debt loan balances as of December 31, 1996, or approximately $700,000. This exit fee shall be paid after the underlying Senior Debt has been repaid in full. If the funds collected from the underlying notes receivable are insufficient to satisfy the related Senior Debt and exit fee any shortfall shall be forgiven. Any new Senior Debt incurred to finance acquisitions, after December 31, 1996, will bear interest at the prime rate, resulting in a 2.125% reduction of interest rate, as compared to the weighted average interest rate for fiscal 1996.

     Investments in Limited Partnerships. During 1995 the Company purchased the interests of all limited partners and liquidated all limited partnerships. Losses recognized from such liquidations for 1995 were $247,105. Limited partnership interests purchased from limited partners who also had a significant ownership interest in the Company were recorded as an increase of $144,579 to paid in capital. The benefit of the ownership transfer of the partnership related assets will be realized over their remaining lives.

     The impact of inflation on the Company's operations during both fiscal 1996 and 1995 was immaterial.


Results of Operations

Year ended December 31, 1996 Compared to Year ended December 31, 1995

     Total revenue, comprised of interest income, purchase discount earned and gains recognized on the bulk sale of notes, increased by $2,291,054 or 19% to $14,051,911 in the year ended December 31, 1996 ("fiscal 1996"), from $11,760,857 in the year ended December 31, 1995 ("fiscal 1995"). The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried principal balance. Revenues from interest income on notes receivable decreased by $476,717 or 7%, to $5,889,471 in fiscal 1996 from $6,366,188 in fiscal 1995. This decline resulted primarily from the declining loan balances in the Company's portfolio, and the bulk sale in June 1996 of $6,311,404 in face amount of performing loans. Purchase discount earned increased by $1,565,848 or 29%, to $6,887,198 in fiscal 1996 from $5,321,350 in fiscal 1995. The increase in purchase discount earned reflects both an increased size in the Company's portfolio of loans and the improved collection experience of certain notes included in the portfolio. Total revenue as a percentage of notes receivable, net of allowance for loan losses during fiscal 1996 was 16% as compared with 12% during fiscal 1995. Gains from the bulk sale of portfolio increased to $977,579 in fiscal 1996 from $0 in fiscal 1995. This increase reflected the Company's initiating a strategy of conducting periodic sales of performing loans to optimize yields and income.

     Total operating expenses increased by $1,211,740 or 11%, to $12,616,202 in fiscal 1996 from $11,404,462 in fiscal 1995. Total operating expenses includes collection, general and administrative costs, provisions for loan losses, interest expense, service fees, amortization of loan commitment fees and depreciation expense. Collection, general and administrative expenses increased by $589,850 or 18%, to $3,800,303 in fiscal 1996 from $3,210,453 in fiscal 1995.
Personnel expenses increased by $83,239 or 8%, to $1,097,745 for fiscal 1996 from $1,014,506 for fiscal 1995. OREO related expenses increased by $202,401 or 140%, to $346,540 in fiscal 1996 from $144,139 in fiscal 1995. Properties held as OREO as of December 31, 1996, had increased by $951,434 or 25%, to $4,737,085 from $3,785,651 as of December 31, 1995. These increases reflected increased foreclosure activity resulting from the growth in size of the Company's portfolio. Litigation expenses increased by $485,583 or 70%, to $1,184,042 in fiscal 1996 from $698,459 in fiscal 1995 and direct collection expenses relating to credit reports and repossession fees, decreased by $181,373 or 13%, to $1,171,976 for fiscal 1996 from $1,353,349 for fiscal 1995. Litigation expenses increased due to the quality and quantity of notes receivable purchased and OREO related activities. All other collection expenses decreased due to the economies of scale with the increase in notes receivable.

     Provisions for loan losses decreased by $577,110 or 53%, to $513,372 for fiscal 1996 from $1,090,482 for fiscal 1995. This decrease reflects the improved performance in fiscal 1996 of certain notes receivable and the filing for bankruptcy in 1995 of a borrower who owed the Company approximately $235,000, which were only partially offset by the writeoff in fiscal 1996 of $155,396 worth of automobile inventory to reduce costs associated with managing such inventory. Bad debt expense expressed as a percentage of gross notes receivable for 1996 and 1995 was approximately 0.5% and 0.9%, respectively.

     Interest expense increased by $1,827,551 or 33%, to $7,338,815 in 1996 from $5,511,264 in fiscal 1995. Total debt increased $2,786,338 or 4%, to $75,520,999 as of December 31, 1996 as compared with $72,734,661 as of December 31, 1995. Total debt includes Senior Debt, debentures, lines of credit and loans from affiliates. The Company incurred $1,724,140 of Senior Debt on December 30, 1996 and $16,328,930 on December 31, 1995.

     Service fees decreased by $463,557 or 56%, to $365,459 in 1996 from $829,016 in fiscal 1995. During 1996 the Company negotiated a reduction in service fees to 2.5% to 3% from 5% to 6%, cutting service fees in half for fiscal 1996. This decrease directly accounted for a $365,459 savings or a direct 44% positive impact on the operating income of the Company.

     Operating income increased by $1,079,314 or 303%, to $1,435,709 in fiscal 1996 from $356,395 in fiscal 1995. This increase resulted primarily from the bulk sale of loans in June 1996, which resulted in a gain of $977,519 or 91% of the increase, reduction of service fees, improved performance and the resolution of notes receivable and non-recurring expenses incurred in connection with the liquidation of the limited partnerships in December of 1995. In connection with the bulk sale of loans, the Company is obligated under a recourse provision, limited to $600,000, of which $425,000 is the remaining recourse obligation as of December 31, 1996.

     Income before taxes and minority interest increased by $1,079,314 or 303%, to $1,435,709 in fiscal 1996 from $356,395 in fiscal 1995. Net income increased by $704,450 or 565%, to $829,153 in fiscal 1996 from $124,703 in fiscal 1995, for the reasons described above.

Liquidity and Capital Resources

     General. During fiscal 1996, the Company purchased notes receivable with a face value of approximately $34 million at a cost of approximately $26 million compared to purchases of notes receivable with a face value of approximately
$59 million at a cost of approximately $37 million during fiscal 1995. This decrease reflected the replacement by the Company of its Chief Operating Officer during the first quarter of 1996 and a decision by the Company to focus during such quarter on reorganizing its senior management and developing new strategies and criteria for acquisition operations. Additionally the Company began to redirect its focus from loan acquisition from the RTC and FDIC which in fiscal 1995 accounted for 60% and 40% of the Company's loan acquisition, respectively. In fiscal 1996, all portfolio purchases were from independent financial institutions.

     After the second quarter of fiscal 1996 the Company renegotiated its credit arrangements with its senior lenders thereby reducing its cost of funds and increasing its price competitiveness. See "- General - Cost of Funds". All of the loans acquired by the Company during 1996 were acquired after the second quarter. The Company believes that with new senior management, the redirection of its marketing efforts and the reduction in the cost of funds, that the Company has enhanced its competitiveness.

     The Company's portfolio of notes receivable at December 31, 1996 had a face value of approximately $113.6 million and had net notes receivable of approximately $71.5 million. Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and an allowance for loan losses. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral.

     During fiscal 1996, the Company used cash in the amount of $3,817,009 in its operating activities primarily for interest expense, overhead, ordinary litigation expense incidental to its collections and for the foreclosure and improvement of OREO. The Company used $26,210,244, in its investing activities, primarily for the purchase of notes receivable offset by principal collections of $18,928,465, upon its notes receivable, providing a net of $1,969,541 form investing activities. The amount of cash used in operating and investing activities was funded by $2,479,632 of net cash provided by financing activities, primarily from a net increase in Senior Debt of $4,222,948. The above activities resulted in a net increase in cash of $632,164.

     In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures, at December 31, 1996 and 1995, the Company held OREO having a net realizable value of $4,737,085 and $3,785,651, respectfully. OREO is recorded on the financial statements of the Company at the lower of cost or fair market value. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it is economically beneficial. Management believes that the net increase in OREO Properties held as inventory at December 31, 1996 is not material to the operations of the Company.

     On December 31, 1995, the Company held as inventory automobiles having a net realizable value of $267,428 which it obtained through repossessions. Such automobiles are recorded in the financial statements of the Company at the lower of cost or fair market value. In an effort to reduce costs associated with managing the automobile inventory, the Company wrote off $155,396 worth of automobiles in June 1996.

     On December 31, 1996, the Company held no automobile inventory. Management believes that any additional automobile inventory acquired in the ordinary course of business from the Company's remaining automobile loans will be sold. The Company has ceased to purchase notes receivable secured by automobiles. Approximately $562,000 or 0.5% of the Company's gross loan portfolio at December 31, 1996 was secured by automobiles.

     Management believes that the Company's existing cash balances, credit lines, and anticipated cash flow from operations will provide sufficient working capital resources for its anticipated operating needs. The Company has negotiated with its Senior Debt lender a modification of the terms of its funding of cash flows for operation, which may improve cash flows. See "Cash Flow from Financing Activities". The Senior Debt agreement, has been modified to permit the Company to retain operating cash flows in connection with budgeted allowances to operate the Company after the current principal, interest and escrow obligations are met. Funds remaining after such obligations have been met are used first to fund the Company's budgeted operating cash flows, then to pay service fees, and then fund certain reserve agreements, with any remaining funds to be applied toward the prepayment of Senior Debt. Management believes that this modification may improve cash flows.


Cash Flow From Operating and Investing Activities

     Substantially all of the assets of the Company are invested in its portfolios of notes receivable. The Company's primary source of cash flow for operating and investing activities is collections on notes receivable.

     At December 31, 1996, the Company had cash, cash equivalents and marketable securities of approximately $2.8 million. A portion of the Company's available funds may be applied to fund acquisitions of companies or assets of companies in complementary or related fields. Although the Company from time to time engages in discussions and negotiations, it currently has no agreements with respect to any particular acquisition.

     In June 1996, the Company negotiated with its Senior Debt lender a modification to the Senior Debt obligation which increases the cash flow available to the Company for operations. Management believes that this modification may reduce irregular periods of cash flow shortages arising from operations. Management also believes that sufficient cash flow from the collection of notes receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of notes receivable, the bulk sale of performing loan portfolios, continued modifications to the secured debt credit agreements or additional borrowing, to repay the current liabilities arising from operations and to repay the long term indebtedness of the Company.

     From time to time, the Company seeks merger and acquisition opportunities of companies in the specialty financing industry. While, the Company does not have a commitment to purchase any companies, management is in the process of reviewing certain opportunities. This may cause the Company to incur additional capital expenditures, outside the acquisitions of additional notes receivable.



Cash Flow From Financing Activities

     Senior Debt. As of December 31, 1996, the Company and its wholly owned subsidiaries owed an aggregate amount $73,538,865, under twenty three loans, from two financial institutions.

     The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest at variable rates ranging from 1.5% to 3% over the prime rate. The accelerated payment provisions are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt; the second requires a further amount to be applied toward additional principal reduction from available cash after scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the minimum scheduled payments. However, while the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow which is available to the Company.

     The Company has negotiated with its Senior Debt lender to modify the existing terms of its funding of cash allowances for operations to increase cash availability, whereby the Company receives additional availability based upon collections after contractual principal, interest and escrow payments are met the elimination of service fees and the reduction of the interest rate charged on its outstanding Senior Debt. Management feels this may reduce periods of irregular cash flows, however, there can be no assurance that the Company will not encounter periods of cash flow shortages.

     Certain of the Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The restricted cash is maintained in a interest bearing account, at a bank which is one of the lenders of the Senior Debt. Restricted cash may be accessed by the lender only upon the Company's failure to meet the minimum monthly payment due if collections from notes receivable securing the loan are insufficient to satisfy the installment due. Historically, the Company has not called upon these reserves. The aggregate balance of restricted cash in such accounts was $828,845 on December 31, 1996 and $617,111 on December 31, 1995.

     12% Debentures. In connection with the acquisition of a loan portfolio during 1994, the Company offered to investors $750,000 of subordinated debentures. As of December 31, 1996 and December 31, 1995, $470,000 and $705,000, respectively, of these debentures were outstanding. The 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over four years in sixteen equal installments of $44,062 which commenced March 31, 1996. The 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

     Harrison First Corporation 12% Debentures. In connection with the acquisition of a loan portfolio during 1995, the Company offered to investors $800,000 of subordinated debentures. As of December 31, 1996 and December 31, 1995, $555,000 and $555,000, respectively, of these debentures were outstanding. The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over three years in ten equal quarterly installments of $22,200 commencing September 30, 1997 with the remaining balloon payment of $333,000 due June 30, 2000. The Harrison 1st 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

     Lines of Credit. Advances made available to the Company by its Senior Debt lender were used to satisfy senior lien positions and fund property repair costs in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the outstanding lines of credit and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has an agreement in principal with its Senior Debt lender to increase this credit facility to cover additional real estate foreclosures which the Company maybe required to hold as rental property to maximize its return. The total amounts outstanding under the lines of credit as of December 31, 1996 and 1995, were $583,916 and $1,324,128, respectively. This credit facility provides the Company the ability to borrow a maximum of approximately $1,500,000 at a rate equal to the bank's prime rate plus two percent per annum. Principal repayment of the lines are due six months from the date of each cash advance and interest is payable monthly.

     Limited Partnerships. The Company was the general partner of seventeen limited partnerships which were active during 1995. The limited partnerships obtained capital to purchase loan portfolios primarily from one, or a combination of the following sources: (i) equity contributions or loans from the Company and its stockholders, (ii) the sale of limited partnership interests to third parties and (iii) loans from banks or finance companies (which is referred to as the Senior Debt). During 1994 the Company purchased the interests of certain limited partners and liquidated the associated limited partnerships. During 1995 the Company purchased the interests of all remaining limited partners and liquidated all limited partnerships. Loss upon liquidation for 1995 was $247,105. Limited partnership interests purchased from limited partners who also had an ownership interest in the Company were recorded as additional paid in capital in the amount of $144,579.



Item 7. Financial Statements.

     See the financial statements and notes related thereto, beginning on page F-1, included elsewhere in this report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable


                                      PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of Exchange Act.

                                          Current
                            Year First    Term as
                             Elected     Director
Name                  Age    Director     Expires     Office
Thomas J. Axon         45      1988         1997      President, Chief
                                                      Executive Officer
                                                      and Director

Frank B. Evans         45      1994         1997      Vice President,
                                                      Chief Financial
                                                      Officer, Treasurer
                                                      Secretary and Director


Steven W. Lefkowitz    41      1996         1997      Director

Joseph Bartfield       42      1994         1998      Director

Joseph Caiazzo         39      1994         1998      Vice President,
                                                      Chief Operating
                                                      Officer and
                                                      Director

Robert M. Chiste       50      1994         1998      Director

Allan R. Lyons         56      1994         1999      Director

William F. Sullivan    47      1996         1999      Director

Eugene T. Wilkinson    47      1996         1999      Director

                             CLASS 1 DIRECTORS
                         WITH TERMS EXPIRING 1998

     Joseph Bartfield has served as a Director of the Company since December 30, 1994. Mr. Bartfield has practiced law in New York State since 1980. Since 1988 he has been self-employed, specializing in commercial litigation and commercial arbitration. Mr. Bartfield graduated from New York Law School and holds a masters degree in political science from Long Island University.

     Joseph Caiazzo has served as a Director of the Company since December 30, 1994 and Vice President and Chief Operating Officer since March of 1996. From August 1989 to March 1996, Mr. Caiazzo served as corporate controller of R.C. Dolner, Inc., a general contractor. Mr. Caiazzo holds a Bachelor of Science from St. Francis College and a Masters of Business Administration in Finance from Long Island University.

     Robert M. Chiste has served as a Director of the Company since December 30, 1994. Since November 1994, Mr. Chiste has served as Chief Executive Officer and a Director of Allwaste, Inc. From February 1986 to November 1994, Mr. Chiste served as Chief Executive Officer and President of American National Power, Inc., successor to Transco Energy Ventures Company. Mr. Chiste holds a Bachelor of Science with honors in mathematics from Trenton State College, a J.D. cum laude from Rutgers University School of Law and a Master of Business Administration cum laude from Rutgers University School of Management.

                               CLASS 2 DIRECTORS
                            WITH TERMS EXPIRING 1999

     Allan R. Lyons has served as a Director of the Company since December 30, 1994. Mr. Lyons is a Certified Public Accountant who has been a principal in Piaker & Lyons, P.C. and its predecessors since 1968. Mr. Lyons is engaged primarily in estate, tax and financial planning services including investment structuring. Mr. Lyons has been a director of Starlog Franchise Corporation since August 1993 and a Director of The Score Board, Inc., a corporation primarily engaged in the sale of sports and entertainment memorabilia since June 1990. Mr. Lyons holds a Bachelor of Science in accounting from Harpur College and a Masters of Business Administration from Ohio State University.

     William F. Sullivan has served as a Director of the Company since June 1996. Mr. Sullivan has been a Partner at Marnik & Sullivan, a general practice law firm, since 1985 and is admitted to both the New York State and Massachusetts Bar Associations. Mr. Sullivan graduated from Suffolk University School of Law and holds a Bachelor of Arts in political science from the University of Massachusetts.

     Eugene T. Wilkinson has served as a Director of the Company since December 30, 1994. Mr. Wilkinson has served as President and CEO of Management Facilities Corporation, a Warren, New Jersey reinsurance facilities manager, underwriter and consultant primarily in the health care field, since 1987. Mr. Wilkinson holds a Bachelor of Business Administration from the University of Ohio.


                               CLASS 3 DIRECTORS
                            WITH TERMS EXPIRING 1997

     Thomas J. Axon has served as President, Chief Executive Officer and Chairman of Board of Directors of the Company since December 30, 1994. Mr. Axon also served as Director of Franklin Credit Management Corporation ("Franklin") from May 1988 until the Merger and President of Franklin from October 8, 1991 until the Merger. Since 1985, Mr. Axon has been the President and principal owner of RMTS Associates, LLC.("RMTS"), an insurance consulting and underwriting business with emphasis in professional sports, medical stop-loss insurance and large risk management. Mr. Axon holds a Bachelor of Arts in economics from Franklin and Marshall College and attended the New York University Graduate School of Business.

     Frank B. Evans, Jr. has served as Vice President, Treasurer, Chief Financial Officer,Secretary, and Director of the Company since December 30, 1994. Mr. Evans also served as the Secretary, Treasurer, a Vice President and a Director of Franklin from its inception in 1990 until the Merger. Mr. Evans is CEO of Earthsafe Corporation, a McLean, Virginia firm that designs and supplies environmental compliance systems. Since October 1995, Mr. Evans has served as Vice President of RMTS, an insurance consulting and underwriting business. Mr. Evans is a Certified Public Accountant and holds a Bachelor of Science from the

University of Maryland and a Masters in business from the University of Southern California.

     Steven W. Lefkowitz has served as a Director of the Company since June 1996. Mr. Leftkowitz is the founder and President of Wade Capital Corporation, a privately held investment firm organized in 1990. From 1988 to 1990, Mr. Lefkowitz served as a Vice President of Corporate Finance for Drexel Burnham Lambert, Incorporated, where he had been employed since 1985. Mr. Lefkowitz serves on the Board of Directors of American Film Technologies, Inc. and several private companies. Mr. Lefkowitz holds a Bachelor of Arts in history from Dartmouth College and a Masters in business administration from Columbia University.


                         COMPLIANCE WITH SECTION 16(a)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended requires the Company's Directors and Executive Officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Reporting persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on review of the copies of such reports furnished to the Company, the Company believes that during the fiscal year ended December 31, 1996 ("Fiscal 1996") all Section 16(a) filing requirements applicable to its Officers, Directors and ten percent stockholders were complied with except for the submission four days late of a single Form 4 for each of Mr. Evans and Mr. Bartfield.


Item 10. Executive Compensation.

Summary Compensation Table

     The following table sets forth compensation earned by or paid to Thomas J. Axon, the Chief Executive Officer of the Company (the "Named Executive"). No other Executive Officer of the Company earned over $100,000 in fiscal 1996. The Company awarded or paid such compensation to Mr. Axon for services rendered in all capacities during the applicable fiscal years.

                          SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------
                                                    Annual Compensation
-------------------------------------------------------------------------------
                                                                  Other Annual
     Name and             Fiscal Year        Salary      Bonus    Compensation
 Principal Position                            ($)        ($)         ($)
===============================================================================
Thomas J. Axon-Chief          1996            $ 0          -        $7,000(1)
 Executive Officer            1995            $ 0          -        $7,000(1)
                              1994            $ 0          -        $7,000(1)
===============================================================================

(1) Represents health insurance benefits received by Mr. Axon.


Directors Compensation. Directors receive no compensation for their service as such. Effective June 5, 1996, each non-employee director of the Company was granted an option to purchase 10,000 shares of Common Stock pursuant to the Company's 1996 Stock Incentive Plan. These options vest 25% each year on the first four anniversaries of the date of grant at $7.85 per share. To date none of these options have been exercised.

Employment Agreements. The Company has written employment agreements with two of its senior employees. Ms. Marcia Vacacela, President of Liberty Lending, entered into a two year employment agreement with Liberty Lending effective January 1, 1997. The agreement provides for an annual compensation of $104,000 and provides for a renewal term of four years, upon agreement of the parties. Ms. Vacacela also received a signing bonus of $12,000 and a grant of 10,000 options to purchase Common Stock, of which 2,000 vest after each year of service is completed. In addition, under her employment agreement Ms. Vacacela will receive a bonus based on 1.5% of post tax profits of Liberty Lending from $250,000 up to $2 million and 1% of any post tax profits in excess of $2 million.

     Mr. Caiazzo, the Chief Operating Officer, has a five year contract for annual compensation of $125,000 beginning March 25, 1996 and expiring on March 24, 2001. In addition, under his employment contract Mr. Caiazzo will receive a bonus of 3.5% of post tax profits in excess of $500,000. Mr. Caiazzo also received a grant of 20,000 options to purchase Common Stock, of which 10,000 vested immediately and the balance of which will vest on March 26, 1998.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of March 31, 1997, the number of shares of Common Stock and the percentage of the Company's Common Stock beneficially owned by (i) each person known (based solely on Schedules 13D or 13G filed with the Securities and Exchange Commission (the "Commission") to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each Director and nominee for Director of the Company, (iii) the Named
Executive (as defined in "Executive Compensation" below), and (iv) all Directors and executive Officers of the Company as a group (based upon information furnished by such persons). Under the rules of the Commission, a person has benefical ownership of Common Stock if the power or shares the power to vote or direct the disposition of such security or the power to dispose of or to direct the disposition of such security. In general, a person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

                                                          Number of Shares
                                Beneficially                  Percentage
Name and Address                   Owned                   of Common Stock
Thomas J. Axon (1)(2)             610,818                       55.4%

Frank B. Evans, Jr. (1)(3)        186,727                       16.9%

Joseph Caiazzo (1)(4)              10,220                         *

Vincent A. Merola                  59,187                        5.4%
25 Wildwood Court
Montvalle, NJ 07645

James B. Murphy (1)                41,509                        3.8%

Joseph Bartfield (1)                  0                           *

Robert M. Chiste (1)                9,011                         *

Steven W. Leftkowitz (1)              0                           *

Allan R. Lyons (1)                    0                           *

William F. Sullivan (1)               0                           *

Eugene T. Wilkinson (1)             2,902                         *

All Directors and officers        920,374                       82.7%
as a group (8 persons)
-----------------------------------------------------------------------------

* Indicates beneficial ownership of less than one (1%) percent.

(1) Mailing address: C/O Franklin Credit Management Corporation, Six Harrison Street, New York, New York 10013.


(2) Includes 2,322 beneficially owned by Mr. Axon's mother, Ann Axon, with respect to which shares Mr. Axon disclaims beneficial ownership and 206 shares owned of record by him as custodian for a minor child.

(3) Includes 2,222 shares beneficially owned by Mr. Evans's father Frank Evans, with respect to which shares Mr. Evans disclaims beneficial ownership.

(4) Includes options to purchase 10,000 shares of Common Stock exercisable within sixty days.

Item 12. Certain Relationships and Related Transaction.

During the year ended December 31, 1995, the Company held an undivided 60% interest in an office condominium unit located on the Sixth Floor of Six Harrison Street, New York, New York, which houses the Company's principal executive offices. During fiscal 1995, the Company made monthly mortgage payments proportional to its undivided 60% interest of the mortgage of the unit. On December 31, 1995, the Company purchased the remaining undivided interests in the condominium unit from RMTS and Axon Associates, Inc. ("Axon") in consideration of the assumption by the Company of the obligation to pay all principal and interest under the mortgage and a purchase price of $150,000, half of which is due to each of RMTS and Axon. In payment of such amounts the Company issued to RMTS and to Axon 10% Demand Notes due on demand, which are reflected on the financial statements of the Company as Notes Payable to Affiliates at December 31, 1996 and December 31, 1995. Thomas J. Axon owns 100% of the outstanding stock of Axon.

     The Company has indebtedness to Mr. Axon currently in the amount of $79,000, $75,000 of which was originally incurred to Axon Associates, Inc.on December 31, 1995 in respect of the purchase by the Company of the remainder of the undivided interest in the condominium unit and $4,000 of which is the principal amount remaining outstanding on a 1994 advance of $120,000 to fund the purchase of a portfolio. This indebtedness bears interest at a rate of 10% per annum and requires quarterly payments of $6,000 in respect of principal and interest.

     Additionally, in connection with such purchase, the Company incurred indebtedness of $100,000 to RMTS. Such indebtedness accrues interest at a rate of 10% per annum and is payable on demand.

     In Janaury, 1995 the Company incurred indebtedness to Vincent A. Merola, the former Secretary of Miramar, and Mr. Axon the President of the Company, of $90,034 and $82,139, respectively, in repsect of advances used to finance certain of the Company's ordinary operating expenses in 1995. Such indebtedness bears interest at a rate of 10% per annum. The indebtedness to Mr. Merola requires monthly payments of $4,155 until repaid in full at December 31, 1997, and the indebtedness to Mr. Axon requires monthly interest payments, with the principal due upon demand. $39,704 of the indebtedness to Mr. Merola currently remains outstanding.

     As of December 31, 1996, the Company had indebtedness of $65,000 outstanding to RMTS in respect of a November 1996 advance under a line of credit provided to the Company by RMTS to fund deposits required in connection with bids at notes receivable auctions. The indebtedness bears interest at a rate of 9.85% per annum and $16,500 of the indebtedness to RMTS currently remains outstanding.

     On May 3, 1995, the Company entered into a letter agreement with Wade Capital Corporation ("WCC"), of which Steven W. Lefkowitz, a member of the Company's Board of Directors, serves as President, pursuant to which WCC was retained through April 30, 1996 to provide financial advisory services to the Company. In consideration for such services, the Company agreed to pay WCC a monthly retainer of $2,500 and a success fee based upon performance parameters, and to issue WCC a five year warrant to purchase 5% of the amount of the Company's securities issued in any financing or acquisition transaction. To date the Company has paid WCC the $30,000 of retainer fees.



                   Item 13. Exhibits and Reports on Form 8-K.

(a)                           EXHIBIT TABLE

           Exhibit
           No.           Description
           3(a)          Restated Certificate of Incorporation. Previously
                         filed with, and incorporated herein by reference to,
                         the Company's 10-KSB , filed with the Commission on
                         December 31, 1994.

            (b) Bylaws of the Company. Previously filed with, and incorporated herein by reference to, the Company's
                         Registration Statement on Form S-4, No. 33-81948, filed with the Commission on November 24, 1994.

           4(a) 15% Convertible Subordinate Debentures. Previously filed with, and incorporated herein by reference to, the Company's Registration Statement on Form S-4,
                         No. 33-81948, filed with the Commission on November
                         24, 1994.

            (b) Warrants associated with principal repayment of the 15% Convertible Subordinated Debentures. Previously filed with, and incorporated herein by reference to, the Company's Registration Statement on Form S-4,
                         No. 33-81948, filed with the Commission on November 24, 1994.

           10(c) Employment Agreement, dated December 4, 1996, between the Company and Marcia Vacacela.


           10(d) Employment Agreement, dated December 4, 1996, between the Company and Joseph Caiazzo.

           10(e) Agreement dated March 29, 1997 between the Company and the Citizens Banking Company.

           11            Computation of earnings per share

           21            Listing of subsidiaries


(b) No reports on Form 8-K were filed during the last quarter of 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 1997                          FRANKLIN CREDIT MANAGEMENT
                                        CORPORATION


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

Signature             Title                                     Date


THOMAS J. AXON        President, Chief Executive Officer      March 31, 1997
Thomas J. Axon        and Director
                      (Principal executive officer)


FRANK B. EVANS, Jr.   Vice President, Treasurer,               March 31, 1997
Frank B. Evans, Jr.   Chief Financial Officer and Director
                      Secretary (Principal financial and accounting officer)



JOSEPH CAIAZZO        Vice President, Chief Operating          March 31, 1997
Joseph Caiazzo        Officer and Director

                    FRANKLIN CREDIT MANAGEMENT CORPORATION
                                AND AFFILIATES

                         CONSOLIDATED FINANCIAL REPORT


                                DECEMBER 31, 1996


                                      CONTENTS
------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                            F-1
------------------------------------------------------------------------------
FINANCIAL STATEMENTS

   Consolidated balance sheets                                          F-2

   Consolidated statements of income                                    F-3

   Consolidated statements of stockholders' equity                      F-4

   Consolidated statements of cash flows                                F-5

   Notes to consolidated financial statements                    F-6 to F-27
------------------------------------------------------------------------------

                            INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Franklin Credit Management Corporation and Affiliates
New York, New York

We have audited the accompanying consolidated balance sheets of Franklin Credit Management Corporation and Affiliates as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Credit Management Corporation and Affiliates as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards Numbers 114 and 118 on January 1, 1995 and changed its method of accounting for impaired loans. Also discussed in Note 1, the Company adopted Statement of Finaincial Accounting Standards No. 122 on January 1, 1996 and changed its method of accounting for mortgage servicing rights.

In addition, as discussed in Note 11, the Company adopted Statement of Financial Standards No. 123 on Jnauary 1, 1996 which established new standards for stock-based compensation.




Jericho, New York
March 7, 1997
                                  Page 29 F-1

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995
-------------------------------------------------------------------------------
                                                      1996             1995
                                               --------------------------------
ASSETS
Cash                                          $      1,967,964 $      1,335,800
Restricted Cash (Note 5)                               828,845          617,111
Notes Receivable (Notes 2 and 5)
   Principal amount                                113,610,782      116,573,463
   Joint venture participations                       (360,395)        (448,966)
   Purchase discount                               (18,160,403)     (28,708,043)
   Allowance for loan losses                       (23,604,810)     (20,420,311)
                                               --------------------------------
          Net notes receivable                      71,485,174       66,996,143
                                               --------------------------------
Accrued Interest Receivable                          1,132,370        1,150,869
Other real estate owned                              4,737,085        3,785,651
Inventory, repossessed collateral                         -             267,428
Other receivables                                      421,392          502,486
Refundable income tax                                     -              74,240
Other assets                                           704,695          938,001
Building, furniture and fixtures, net (Note 3)         640,749          698,418
Deferred financing costs                             1,358,874        1,564,920
                                               --------------------------------
          Total assets                        $     83,277,148 $     77,931,067
                                               ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses       $      1,874,267 $        781,682
  Line of credit (Note 9)                              583,916        1,324,128
  Notes payable (Note 5)                            73,538,865       69,315,917
  Subordinated debentures (Note 7)                   1,025,000        1,260,000
  Notes payable, affiliates (Note 8)                   373,218          834,616
  Deferred income taxes (Note 10)                    1,778,862        1,240,540
                                              ---------------------------------
          Total liabilities                         79,174,128       74,676,343
                                              ---------------------------------

Commitments and Contingencies (Note 16)

Stockholder's Equity:
  Common stock,$.01 par value, 10,000,000
    authorized shares; issued and outstanding
    in 1996: 1,102,077; 1995: 5,503,896
    (Notes 6, 11 and 13)                                11,022           55,040
  Additional paid-in capital (Note 4)                6,534,113        6,470,952
  Accumulated deficit                               (2,442,115)      (3,271,268)
                                              ---------------------------------
          Total stockholders' equity                 4,103,020        3,254,724
                                              ---------------------------------
  Total liabilities and stockholders' equity  $     83,277,148 $     77,931,067
                                              =================================

See Notes to Consolidated Financial Statements.

                                   Page 30 F-2

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------
                                                        1996          1995
                                               --------------------------------

Revenue:
   Interest income                             $      5,889,471 $     6,366,188
   Purchase discount earned                           6,887,198       5,321,350
   Gain on sale of notes receivable (Note 12)           977,519            -
   Loss on liquidation of partnership
     interests (Note 4)                                    -           (247,105)
   (Loss) gain on sale of repossessed collateral        (63,877)        109,067
   Gain on sale of other real estate owned               75,533            -
   Other                                                286,067         211,357
                                                -------------------------------
                                                     14,051,911      11,760,857
                                                -------------------------------
Operating expenses:
   Interest expense                                   7,338,815       5,511,264
   Collection, general and administrative             3,800,303       3,210,453
   Provision for loan losses (Note 2)                   513,372       1,090,482
   Banking service fees                                 365,459         829,016
   Amortization of debt financing costs                 531,895         710,663
   Depreciation                                          66,358          52,584
                                                 ------------------------------
                                                     12,616,202      11,404,462
                                                 ------------------------------

          Operating income                            1,435,709         356,395
                                                 ------------------------------

Provision for income taxes (Note 10)                    606,556         176,901
                                                 ------------------------------
          Net income before minority interest           829,153         179,494

Minority interest in net income
  of consolidated partnerships                             -            (54,791)
                                                 ------------------------------
              Net income                         $      829,153  $      124,703
                                                 ==============================

Earnings per common share: (Note 13)
   Income before minority interest               $         0.72  $         0.17
   Minority interest in net income
     of consolidated partnerships                           -             (0.05)
                                                 ------------------------------
   Net income                                    $         0.72  $         0.12
                                                 ==============================
Weighted average number of shares outstanding         1,150,141       1,028,597
                                                 ==============================

See Notes to Consolidated Financial Statements.

                                   Page 31 F-3

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------
                         Common Stock      Additional
                        --------------      Paid -In    Accumulated
                        Shares    Amount    Capital       Deficit       Total
-------------------------------------------------------------------------------

Balance
  December 31, 1994   5,247,871    52,479   $5,838,941   $(3,395,971) $2,495,449

  Conversion of
    warrants              1,568        16        2,977          -          2,993

  Conversion of
    subordinated
    debentures
    (Note 6)            254,457     2,545      484,455          -        487,000

  Contributed
     capital(Note 4)     -         -           144,579          -        144,579

  Net income             -         -              -          124,703     127,703
                   -------------------------------------------------------------
Balance
 December 31, 1995    5,503,896    55,040    6,470,952    (3,271,268)  3,254,724

  Conversion of
    warrants             10,225       102       20,348          -         20,450

  One-for-five
    reverse stock
    split (Note 13)  (4,411,297)  (44,113)      44,113          -           -

  Purchase of
    fractional shares
    in connection
    with reverse
    stock split
    (Note 13)              (747)       (7)      (1,300)         -        (1,307)

  Net income               -         -            -          829,153     829,153
                   -------------------------------------------------------------
Balance
 December 31, 1996    1,102,077  $ 11,022   $6,534,113   $(2,442,115) $4,103,020
                   =============================================================

See Notes to Consolidated Financial Statements.

                                   Page 32 F-4

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------
                                                      1996            1995
-------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                  $        829,153   $     124,703
  Adjustments to reconcile net income
   to net cash used in operating
   activities:
     Gain on sale of notes receivable                 (977,519)           -
     Loss on liquidation of partnership
       interests                                          -            247,105
     Loss (gain) on sale of repossessed collateral      63,877        (109,067)
     Gain on sale of other real estate owned           (75,533)           -
     Depreciation                                       66,358          52,584
     Amortization of deferred financing costs          531,895         710,663
     Minority interest in net income of affiliates        -             54,791
     Purchase discount earned                       (6,887,198)     (5,321,350)
     Provision for loan losses                         513,372       1,090,482
     Deferred tax provision                            538,322         181,928
     Changes in assets and liabilities:
       Increase in accrued interest receivable          18,499        (218,419)
       Decrease in other assets and other
          receivables                                  368,640          69,396
       Increase (decrease) in accounts payable
          and accrued expenses                       1,173,125         (80,540)
       Decrease in due to affiliates                      -           (232,075)
       Decrease in income tax payable                     -           (237,576)
                                               --------------------------------
          Net cash used in operating activities     (3,817,009)     (3,667,375)
                                               --------------------------------
Cash Flows From Investing Activities
  Increase in restricted cash                         (211,734)       (234,717)
  Purchase of notes receivable                     (26,210,244)    (37,507,456)
  Principal collections on notes receivable         18,928,465      13,965,811
  Joint venture participation                          (88,571)        (43,120)
  Proceeds from sale of OREO property                3,771,035            -
  Proceeds from sale of motes receivable             5,789,279            -
  Proceeds from sale of property and equipment          20,000            -
  Purchase of property and equipment                   (28,689)        (56,605)
                                               --------------------------------
          Net cash provided by (used in)
             investing activities                    1,969,541     (23,876,087)
                                               --------------------------------
Cash Flows From Financing Activities
   Proceeds from long-term debt                    23,244,945       43,237,988
   Principal payments of long-term debt           (20,223,607)     (11,728,171)
   Proceeds from debenture notes                         -             685,000
   Principal payments of debentures                  (235,000)        (526,600)
   Debt issuance costs paid                          (325,849)        (745,120)
   Distributions to minority interests                   -          (2,728,062)
   Conversion of warrants                              20,450            2,993
   Purchase of fractional shares of common stock       (1,307)            -
                                               --------------------------------
      Net cash provided by financing activities     2,479,632       28,198,028
                                               --------------------------------
      Net increase in cash                            632,164          654,566
Cash:
   Beginning                                        1,335,800          681,234
                                               --------------------------------
   Ending                                     $     1,967,964    $   1,335,800
                                               ================================

Supplemental Disclosures of Cash Flow Information
   Cash payments for interest                 $      6,702,448   $   5,601,403
                                               ================================
   Cash (receipts) payments for taxes         $           (264)  $     232,548
                                               ================================
Supplemental Schedule of Noncash Investing and
   Financing Activities
   Other assets received in settlement
     of loans                                 $      4,646,936   $   3,908,721
   Conversion of redeemable common stock to
      common stock                                        -            487,000
   Contribution of capital upon liquidation
      of limited partnerships                             -            144,579

Acquisition of building assets:
     Building acquired                        $           -      $     309,056
     Long-term debt assumed                               -           (309,056)
                                               --------------------------------
     Cash paid for assets                     $           -      $        -
                                               ================================

See Notes to Consolidated Financial Statements.

                                   Page 33 F-5

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------

Note1.   Nature of Business and Significant Accounting Policies

Nature of business

Franklin Credit Management Corporation (the "Company"), incorporated under the laws of the State of Delaware, acquires non-performing, non-conforming and sub-performing notes receivable and promissory notes from financial institutions, mortgage and finance companies and the Federal Deposit Insurance Corporation ("FDIC"). The Company services and collects such notes receivable through enforcement of terms of original note, modification of original note terms, and, if necessary, liquidation of the underlying collateral.

A summary of the Company's significant accounting policies follow:

Basis of financial statement presentation

The financial statements have been prepared in accordance with generally accepted accounting principles and general practices similar to those of a consumer finance company. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ from those estimates and the differences could be significant.

Basis of consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all limited partnerships controlled by the Company. By terms outlined in the various partnership agreements that were in effect during 1995, the Company was specifically afforded full power and authority on behalf of the partnerships to manage, control, administer and operate the business and affairs of the partnerships. During 1995, the Company purchased the interests of the limited partners and all limited partnerships were liquidated (see Note 4). All significant intercompany accounts and transactions have been eliminated in consolidation.

Statement of Cash Flows

For purposes of reporting cash flows, the Company includes all cash accounts (excluding restricted cash) and money market accounts held at financial institutions. The Company maintains amounts due from banks which at times may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

                                   Page 34 F-6

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------

Notes Receivable and Income Recognition

The notes receivable portfolio consists primarily of secured consumer and real estate mortgage loans purchased from financial institutions, mortgage and finance companies and the FDIC. Such notes receivable are generally nonperforming or underperforming at the time of purchase and accordingly are usually purchased at a substantial discount from the principal balance remaining.

Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and an allowance for loan losses. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral.

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The effect of adopting Statement 114 was not significant to the operations of the Company based on the composition of the notes receivable portfolio and because the method utilized by the Company to measure impairment of notes receivable prior to the adoption of Statement No. 114 was essentially equivalent to the method prescribed by Statement No. 114. Impaired notes are measured based on the present value of expected future cash flows discounted at the note's effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is collateral dependent. A note receivable is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement. Approximately 10% of the Company's note receivable portfolio consists of smaller balance, homogeneous notes receivable which are collectively evaluated for impairment and approximately 90% consists of larger balance notes receivable secured by real estate which are individually evaluated for impairment.

In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the collectible principal amount outstanding using the simple-interest method.

Accrual of interest on notes receivable, including impaired notes receivable, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Subsequent recognition of income occurs only to the extent payment is received subject to management's assessment of the collectibility of the remaining interest and principal. A nonaccrual note is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time.

                                  Page 35 F-7

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------

Loan purchase discount is amortized to income using the interest method over the period to maturity. The interest method recognizes income by applying the effective yield on the net investment in the loans to the projected cash flows of the loans. Discounts are amortized if the projected payments are probable of collection and the timing of such collections is reasonably estimable. The projection of cash flows for purposes of amortizing purchase loan discount is a material estimate which could change significantly in the near term. Changes in the projected payments are accounted for as a change in estimate and the periodic amortization is prospectively adjusted over the remaining life of the loans. Should projected payments not exceed the carrying value of the loan, the periodic amortization is suspended and either the loan is written down or an allowance for uncollectibility is recognized.

Allowance for loan losses

The allowance for loan losses, a material estimate which could change significantly in the near-term, is initially established by an allocation of the purchase loan discount based on management's assessment of the portion of purchase discount that represents uncollectible principal. Subsequently, increases to the allowance are made through a provision for loan losses charged to expense and the allowance is maintained at a level that management considers adequate to absorb potential losses in the loan portfolio.

Management's judgment in determining the adequacy of the allowance is based on the evaluation of individual loans within the portfolios, the known and inherent risk characteristics and size of the note receivable portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. Notes receivable, including impaired notes receivable, are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely based on a note-by-note review. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, when considered necessary.

The Company's real estate notes receivable are collateralized by real estate located throughout the United States with a concentration in the Northeast. Accordingly, the collateral value of a substantial portion of the Company's real estate notes receivable and real estate acquired through foreclosure is susceptible to changes in market conditions.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on notes receivable, future additions to the allowance or write-downs may be necessary based on changes in economic conditions.

                                  Page 36 F-8

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------

Other real estate owned

Other real estate owned (OREO) consists of properties acquired through, or in lieu of, foreclosure or other proceedings and is initially recorded at fair value at date of foreclosure which establishes a new cost basis. After foreclosure, the properties are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value, less cost to sell, at the time of acquisition is charged to the allowance for loan losses. Subsequent write-downs are charged to operations based upon management's continuing assessment of the fair value of the underlying collateral. Property is evaluated regularly to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to dispose. Revenue and expenses from the operation of other real estate owned and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs relating to holding the property are expensed. Gains or losses are included in operations upon disposal.

Building, property and equipment

Building, property and equipment are recorded at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 3 to 40 years. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred.

Deferred financing costs

Debt financing costs, which include loan origination fees incurred by the Company in connection with obtaining financing, are deferred and are amortized based on the principal reduction of the related loan.

Mortgage servicing rights

The Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," on January 1, 1996. Statement No. 122 requires an entity which acquires mortgage servicing rights through either purchase or origination of mortgage loans and subsequent sale or securitization with servicing rights retained, to allocate the total cost of the mortgage loans, proportionately, to the mortgage servicing rights and the loans based on the relative fair value. The servicing rights capitalized are amortized in proportion to and over the period of, estimated net servicing income including prepayment assumptions based upon the characteristics of the underlying loans. Capitalized servicing rights are periodically assessed for impairment based on the fair value of the rights with any impairment recognized through a valuation allowance.

                                  Page 37 F-9

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------

Pension plan

The Company has a defined contribution retirement plan (the "Plan") covering all full-time employees who have completed one year of service. Contributions to the Plan are made in the form of payroll reductions based on employees' pretax wages. Currently, the Company does not offer a matching provision for the Plan.

Income taxes

The Company recognizes income taxes under an asset and liability method. Under this method, deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the financial statement carrying amounts of existing assets and liabilities and their respective bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable come in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per common share

Primary earnings per share amounts are computed by dividing net income by the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants, which are considered common stock equivalents. The number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. Earnings per common share has been retroactively restated for the effects of the 1996 one-for-five reverse stock split. (See Note 13).

                                  Page 38 F-10

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

      Cash, restricted cash, accrued interest receivable, other receivables and accrued interest payable: The carrying values reported in the balance sheet are a reasonable estimate of fair value.

      Notes receivable: Fair value of the net note receivable portfolio is estimated by discounting the future cash flows using the interest method. The carrying amounts of the notes receivable approximate fair value.

      Short-term borrowings: The carrying amounts of the line of credit and other short-term borrowings approximate their fair value.

      Long-term debt: Fair value of the Company's long-term debt (including notes payable, subordinated debentures and notes payable, affiliate) is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts reported in the balance sheet approximate their fair value.

Recent accounting pronouncement

The Financial Accounting Standards Board has issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers and servicing of financial assets and

                                  Page 39 F-11

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------

extinguishment of liabilities occurring after December 31, 1996. This Statement provides financial reporting standards for the derecognition and recognition of financial assets, including the distinction between transfers of financial assets which should be recorded as sales and those which should be recorded as secured borrowings. Certain provisions of Statement No. 125 are effective beginning January 1, 1997, while other provisions are effective January 1, 1998. The Company believes that the effect of the adoption of Statement No. 125 will not be material to its financial position or results of operations.

Reclassifications

Certain 1995 amounts have been reclassified to conform with the 1996 presentation. These reclassifications had no impact on net income.

Note 2.  Notes Receivable and Allowance for Loan Losses

Notes receivable consist principally of real estate mortgage and unsecured consumer notes receivable as of December 31, 1996 and 1995 and are classified as follows:

                                                 1996              1995
                                          -----------------  ---------------

       Real estate secured                $     95,513,512   $   99,264,936
       Consumer, unsecured                       9,167,623        8,821,508
       Automobiles                                 562,093        1,191,572
       Mobile homes                              3,877,140        3,985,900
       Other                                     4,490,414        3,309,547
                                          -----------------  ---------------
                                               113,610,782      116,573,463
       Less:
         Joint venture participation              (360,395)        (448,966)
         Purchase discount                     (18,160,403)     (28,708,043)
         Allowance for loan losses             (23,604,810)     (20,420,311)
                                          -----------------  ---------------
                                          $     71,485,174   $   66,996,143
                                          =================  ===============

                                  Page 40 F-12

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------

As of December 31, 1996, contractual maturities of notes receivables net of the allowance for loan losses were as follows:


           Year Ending December 31,                      Amount
         ----------------------------------------- ---------------
           1997                                     $  19,944,597
           1998                                        17,395,706
           1999                                        15,610,970
           2000                                         4,963,957
           2001                                         3,785,320
           Thereafter                                  13,622,653
                                                   --------------
                                                    $  75,323,203
                                                   --------------



Excluded from the contractual maturities reflected above are the notes receivable acquired during the last quarter of 1996 with approximately $14,700,000 of aggregate principal balances net of allowance for loan losses. Management is in the process of performing the analyses to determine the final classification of the notes receivable, the related discount allocation and the initial determination of the allowance for loan losses associated with these purchases which are necessary to develop the related contractual maturities of the underlying notes receivable.

It is the Company's experience that a portion of the note receivable portfolio may be renewed or repaid before contractual maturity dates. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections. During the years ended December 31, 1996 and 1995, cash collections of principal amounts totaled approximately $19,000,000 and $14,000,000, respectively, and the ratios of these cash collections to average principal balances were approximately 16.5% and 14%, respectively.

Changes in the allowance for loan losses for the years ended December 31, 1996 and 1995 are as follows:

                                                  1996            1995
                                           --------------- --------------
    Balance, beginning                     $   20,420,311   $  12,267,546
    Initial allowance allocated on
       purchased portfolios                    10,084,115      15,506,639
    Loans charged to allowance                 (7,412,988)     (8,444,356)
    Provision for loan losses                     513,372       1,090,482
                                           --------------- --------------
    Balance, ending                        $   23,604,810   $  20,420,311
                                           =============== ==============

At December 31, 1996 and 1995, principal amounts of notes receivable included approximately $61,000,000 and $71,000,000, respectively, of notes for which there was no accrual of interest income. At December 31, 1996 and 1995 approximately $16,000,000 and $34,000,000 of such notes at principal amounts

                                  Page 41 F-13

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------

relate to recent portfolio acquisitions whose performance and collection classification by management is currently in the process of being determined.

The following information relates to impaired notes receivable which include all nonaccrual loans as of and for the year ended December 31, 1996 and 1995:

                                                    1996           1995
                                              --------------- ---------------
    Impaired notes receivable for
      which there is a related allowance
      for loan losses determined:
        Based on discounted cash flows         $  68,028,844  $   36,862,525

    Impaired notes receivable for
      which there is no related allowance
      for loan losses                                   -               -
                                              --------------- ---------------
    Total impaired notes receivable            $  68,028,844  $   36,862,525
                                              =============== ===============

    Allowance for loan losses related to
      impaired notes receivable                $  21,180,533  $   18,574,418
                                               ============== ===============

    Average balance of impaired
      notes receivable                         $  50,257,848  $   32,486,853
                                               ============== ===============

    Interest income recognized                 $   1,810,654  $    2,000,714
                                               ============== ===============


In the normal course of business, the Company restructures or modifies terms of notes receivable to enhance the collectibility of certain notes which were impaired at the date of acquisition and were included in certain portfolio purchases.

Note 3.  Building, Property and Equipment

At December 31, 1996 and 1995, building and improvements, and furniture and equipment consisted of the following:

                                                    1996           1995
                                               -------------- --------------

    Building and improvements                  $     603,563  $     619,125
    Furniture and equipment                          221,209        196,958
                                               -------------- --------------
                                                     824,772        816,083
    Less accumulated depreciation                    184,023        117,665
                                               -------------- --------------
                                               $     640,749  $     698,418
                                               ============== ==============


                                  Page 42 F-14

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------

Note 4.   Investments in Limited Partnerships

During 1994, the Company purchased the interest of certain limited partners and liquidated the associated limited partnerships. During 1995, the Company purchased the interests of the remaining limited partners and liquidated all of the remaining limited partnerships. Loss upon liquidation for 1995 was $247,105. Limited partnership interests purchased from limited partners who also had an ownership interest in the Company were treated as additional paid-in capital.

NOTE 5.   Notes Payable

Notes payable consists of bank loans made to the Company or a subsidiary primarily to acquire portfolios of notes receivable. All notes payable are secured by a security interest in the notes receivable, payments to be received under the notes and the underlying collateral securing the notes.

                                                     1996             1995
                                              ---------------- ----------------

     Note payable with monthly principal
       installments of $66,868 currently,
       plus interest at prime plus 2.5%
       per annum with an 8% floor
       (currently 10.75%) through April
       1997, guaranteed by a stockholder
       of the Company.                        $     267,472    $     635,960

     Note payable with monthly principal
       installments of $113,585 currently,
       plus interest at prime plus 2.25%
       per annum (currently 10.5%) through
       July 1997, guaranteed by a
       stockholder of the Company.                  795,816        1,659,140

     Note payable with monthly principal
       installments of $17,243 currently,
       plus interest at prime plus 2%
       per annum (currently 10.25%)
       through December 1997.                        627,239       1,241,556

     Note payable with monthly principal
       installments of $102,403 currently,
       plus interest at prime plus 3% per
       annum (currently at 11.25%) through
       December 2000.                              4,579,304       6,041,773

     Note payable with monthly principal
       installments of $91,667 currently,
       plus interest at prime plus 3%
       per annum (currently at 11.25%)
       through April 2000.                         6,664,523       8,580,871


                                  Page 43 F-15

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------

     Note payable with monthly principal
       installments of $121,184 currently,
       plus interest at prime plus 2.5%
       per annum (currently at 10.75%)
       through December 1999.                      8,474,302      11,249,609

     Note payable with monthly principal
       installments starting July 1996,
       of $10,270 currently, plus interest
       at a rate of prime plus 2.5% per
       annum (currently 10.75%) through
       May 2000.                                   1,104,979       1,228,229

     Note payable with monthly installments
       of $61,822 currently, plus interest
       at a rate of prime plus 1.5% per
       annum (currently 9.75%) through
       May 2005.                                   8,337,680      13,891,244

     Note payable with monthly installments
       of $31,426 currently, plus interest
       at a rate of prime plus 1.5% per
       annum (currently 9.75%) through
       April 2003.                                 1,850,811       2,535,919

     Note payable with monthly installments,
       starting July 1996, of $22,280
       currently, plus interest at a rate
       of prime plus 2.0% per annum (currently
       10.25%) through January 1999.               2,672,401       4,010,442

     Note payable with monthly installments
       starting July 1996, of $24,405
       currently, plus interest at a rate of
       prime plus 2.0% per annum (currently
       10.25%) through January 1999.               3,340,485       4,393,038

     Note payable with monthly installments
       of $45,141 currently, plus interest
       at a rate of prime plus 2.0% per
       annum (currently 10.25%) through
       December 1998.                              7,590,632       8,125,450

     Note payable with monthly installments
       of $78,171 currently, plus interest
       at a rate of prime plus 2.0% per
       annum (currently 10.25%) through
       December 2001.                              4,685,560       5,628,344


                                  Page 44 F-16

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------

     Note payable with monthly installments
       of $3,758, plus interest at a rate
       of prime plus 1% per annum (currently
       9.25%) through May 1999.                      832,787            -

     Note payable with monthly installments
       of $3,758, plus interest at a rate
       of prime plus 1.5% per annum (currently
       9.75%) through June 1999.                   1,915,774            -

     Note payable with monthly installments
       of $11,355, plus interest at a rate
       of prime plus 1% per annum (currently
       9.25%) through September 1999.              2,659,333            -

     Note payable with quarterly principal
       payments of $34,483, plus interest
       payable monthly at a rate of prime
       plus 1.5% per annum (currently 9.75%)
       through August 1999.                        1,895,896            -

     Note payable with monthly installments
       of $11,500, plus interest at a rate
       of prime plus 1/2% per annum
       (currently 8.75%) through
       August 1999.                                2,716,748            -

     Note payable with monthly installments
       of $14,083 beginning June 1997,
       plus interest at a rate of prime
       plus 1% per annum (currently 9.25%)
       through October 1999.                       3,370,000            -

     Note payable with monthly installments
       of $9,714 beginning June 1997,
       plus interest at a rate of
       prime plus 1.5% per annum
       (currently 9.75%) through
       October 1999.                               2,325,947            -

     Note payable with monthly installments
       of $19,840 beginning August 1997,
       plus interest at a rate of prime
       plus 1.5% per annum (currently 9.75%)
       through December 1999.                      4,761,795            -

     Note payable with monthly installments
       of $5,633, plus interest at a rate
       of prime plus 1.5% per annum
       (currently 9.75%) through
       December 1999.                              1,352,000            -

                                  Page 45 F-17

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------

     Note payable with monthly installments
       of $1,550, plus interest at a rate
       of prime plus 1.5% per annum
       (currently 9.75%) through
       December 1999.                                372,142            -

     Note payable with monthly installments
       of $3,511, with interest at a rate
       of 8.75% per annum through
       August 2011.                                  345,239            -

     Other                                              -             94,342
                                               --------------  --------------
                                               $  73,538,865   $  69,315,917
                                               ==============  ==============


The above financing agreements also provide for additional monthly principal reductions based on cash collections received by the Company. Substantially all notes receivable are pledged as collateral on the above debt.

Certain agreements require that a noninterest-bearing cash account be established at the closing of the loan and may require additional deposits based on a percentage of monthly collections up to a specified dollar limit. The aggregate balance of restricted cash at December 31, 1996 and 1995 was $828,845 and $617,111, respectively.

Substantially all of the Company's outstanding financing with respect to its notes receivable portfolio acquisition activities is provided by one financial institution.

Aggregate maturities of all long-term debt at currently effective principal payment requirements, including subordinated debentures (Note 7), financing agreement (Note 9) and notes payable to affiliates (Note 8), at December 31, 1996 are as follows:

                                                      Notes
Year Ending      Notes     Subordinated  Financing   Payable,
December 31,    Payable     Debentures   Agreement   Affiliate      Total
------------ ------------- ------------ ---------- ------------ -------------
 1997        $ 10,196,808  $  201,066   $ 583,916  $  373,218   $ 11,355,008
 1998          14,705,306     245,467        -           -        14,950,773
 1999          35,011,871     245,467        -           -        35,257,338
 2000           6,861,115     333,000        -           -         7,194,115
 2001           1,925,265        -           -           -         1,925,265
 Thereafter     4,838,500        -           -           -         4,838,500
             ------------- ------------ ---------- ------------ -------------
             $ 73,538,865  $ 1,025,000  $ 583,916  $  373,218   $ 75,520,999
             ============= ============ ========== ============ =============


                                  Page 46 F-18

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------

Note 6.    Convertible Subordinated Debentures

During 1993 the Company issued $2,000,000 of 15% convertible subordinated debentures and during 1995, the Company fully repaid the remaining outstanding obligation of $526,600. The debentures were convertible into common stock of the Company at the rate of $2.00 per share. Warrants, exercisable to the extent that conversion rights have not been exercised, to purchase common stock at the rate of $2.00 per share, were issued on principal repayment dates and were due to expire one year thereafter. During December 1996, the Company extended the warrant provision, due to expire on December 31, 1996, through December 31, 1997.

As a result of the one-for-five reverse stock split, the exercise price of the extended warrants was adjusted to $10.00 per share.

Warrants to purchase 22,026 shares, at $10.00 per share of common stock, and warrants to purchase 174,514 shares of common stock at $2.00 per share were outstanding as of December 31, 1996 and 1995, respectively.

Note 7.   Subordinated Debentures

In connection with the acquisition of a loan portfolio, the Company offered $750,000 in subordinated debentures of which $705,000 were issued. As of December 31, 1996 and 1995, $470,000 and $705,000 respectively, of these debentures were outstanding. The debentures bear interest at 12% per annum payable in quarterly installments. The principal is payable over 4 years in 16 equal quarterly installments of $44,062 which commenced March 31, 1996.
The debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinate to a note payable with a December 31, 1996 balance of $4,685,560 (see Note 5) encumbering the notes receivable portfolio.

In connection with the acquisition of a notes receivable portfolio during 1995, the Company offered $800,000 in subordinated debentures. As of December 31, 1996 and 1995, $555,000 of these debentures had been issued and were outstanding. The debentures bear interest at a rate of 12% per annum payable in quarterly installments. The principal is payable over 3 years in 10 equal quarterly installments of $22,200 commencing September 30, 1997 with the remaining balance of $333,000 payable on June 30, 2000. The debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinate to a note payable with a December 31, 1996 balance of $8,337,680 (see Note 5) encumbering the note receivable portfolio.

                                  Page 47 F-19

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------

Note 8.   Notes Payable, Affiliates and Stockholders

Notes payable, affiliates and stockholders consist of the following at December 31, 1996 and 1995:

                                                     1996            1995
                                               ---------------- ---------------

     Note payable to a stockholder of the
       Company, payable in quarterly
       installments of $6,000 plus interest
       at a rate of 10% per annum through
       August 31, 1997.                        $      79,247    $    114,804

     Note payable to a company affiliated
       through certain common ownership,
       due on demand, with interest
       payable monthly at a rate of
       10% per annum.                                100,000          75,000

     Note payable to a company affiliated
       through certain common ownership,
       payable in two monthly installments
       of $32,500 plus interest at a rate
       of 9.5% per annum through
       February 1997.                                 65,000            -

     Note payable to a stockholder of the
       Company, due on demand, with
       interest payable monthly at a rate
       of 10% per annum.                              82,139          82,139

     Note payable to a stockholder of the
       Company, payable in monthly
       installments of $4,155 including
       interest at a rate of 10% per annum.           46,832          90,034

     Note payable to a company affiliated
       through certain common ownership,
       payable in monthly principal
       payments of $1,805 plus interest
       at a rate of 10.75% per annum
       through June 1, 2008.                            -            272,639

     Note payable to a company affiliated
       through certain common ownership,
       due on demand, with interest
       payable monthly at a rate of
       prime plus 1/2% per annum
       (currently 8.75%), the note was
       paid in full in 1996.                            -            125,000

     Note payable to a company affiliated
       through certain common ownership,
       due on demand, with interest
       payable monthly at a rate of
       10% per annum.                                   -             75,000


                                  Page 48 F-20

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------

     Note payable to a company affiliated
       through certain common ownership,
       due on demand, with interest
       payable monthly at a rate of
       10% per annum.                                   -             75,000
                                               ---------------- ---------------
                                               $     373,218    $    909,616
                                               ================ ===============


Note 9.   Financing Agreements

The Company has a financing agreement with a bank. The agreement provides the Company with the ability to borrow a maximum of $1,500,000 at a rate equal to the bank's prime rate plus two percent per annum. The credit facility is to be utilized through a series of loans made to purchase the underlying collateral of certain non-performing real estate secured loans. Principal repayment of each resulting loan is due six months from the date of each advance and interest is payable monthly. As of December 31, 1996 and 1995, $583,916 and $1,324,128, respectively, is outstanding on this credit facility.

The financing agreement is secured by a first priority security interest in the notes receivable, the individual real estate that may be purchased, payments to be received under the notes receivable, an unconditional suretyship by one of the stockholders of the Company, and collateral securing the notes of certain loan portfolios.

The Company has an additional credit facility with the same bank. The facility provides the Company with the ability to borrow a maximum of $100,000,000 at rates ranging from prime plus one to prime plus two percent per annum. The facility is to be utilized through a series of loans made to purchase note receivable portfolios. The term of each resulting loan will be thirty-six months calling for a balloon payment at the end of such term.

The facility is secured by a first priority security interest in the note receivable portfolio, the respective collateral for each loan purchased and a lien on certain other note receivable portfolios. As of December 31, 1996, no amount is outstanding on this facility.


                                  Page 49 F-20

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------

Note 10.   Income Tax Matters

The components of income tax provision (benefit) for the years ended December 31, 1996 and 1995 are as follows:

                                                       1996       1995
                                                  ------------ -----------
      Current  provision (benefit):
        Federal                                    $    -      $    -
        State and local                               68,234      (5,027)
                                                   ----------- -----------
                                                      68,234      (5,027)
                                                   ----------- -----------
      Deferred provision:
        Federal                                      394,247     120,072
        State and local                              144,075      61,856
                                                   ----------- -----------
                                                     538,322     181,928
                                                   ----------- -----------
                                                  $  606,556   $ 176,901
                                                   =========== ===========


A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 35% to income before income tax expense) to the provision for income taxes in the statements of income for the years ended December 31, 1996 and 1995 follows:

                                                       1996       1995
                                                   ----------- -----------

    Tax at federal statutory rate                  $  502,498  $  121,173
    Increase (decrease) in taxes resulting from:
      State and local income taxes, net of
        Federal benefit                               231,815      37,506
      Nondeductible expenses                           32,987      15,492
      Benefit of operating loss carryforwards        (174,673)       -
      Other                                            13,929       2,730
                                                   ----------- -----------
                                                   $  606,556  $  176,901
                                                   =========== ===========

                                  Page 50 F-22

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant components of deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                       1996       1995
                                                   ----------- -----------
    Deferred tax liabilities:
      Interest receivable                          $     -     $  348,108
      Purchase discount                             2,042,772   1,176,551
      Joint venture participation                      64,928        -
                                                   ----------- -----------
      Gross deferred tax liabilities                2,107,700   1,524,659
                                                   ----------- -----------

    Deferred tax assets:
      Accounts payable and accrued expenses            45,291      62,418
      Debt issuance costs                              22,635      50,713
      Inventory, repossessed collateral               260,912     170,988
      Net operating loss carryforward                 184,320        -
                                                   ----------- -----------
      Gross deferred tax assets                       513,158     284,119
      Less valuation allowance                        184,320        -
                                                   ----------- -----------
      Deferred tax assets-net of
        valuation allowance                           328,838     284,119
                                                   ----------- -----------
                                                   $1,778,862  $1,240,540
                                                   =========== ===========


During 1996, net operating loss carryforwards originating in prior years were determined to be available to the Company and accordingly a deferred tax asset was recorded for the benefit of the net operating loss carryforward not utilized in 1996.

A valuation allowance has been recognized to reduce deferred tax assets to an amount considered by management to be more likely than not to be realized.

The Company has net operating loss carryforwards of approximately $385,000 for Federal purposes, available to reduce future taxable income. Such net operating loss carryforwards expire through 2010.

Note 11.   Stock Option Plan

During 1996 the Company adopted an incentive stock option plan (the "Plan") for certain of its officers and employees. Under the terms of the Plan, options to purchase an aggregate of up to 120,000 shares of the Company's common stock may be granted. Each option has an exercise price at least equal to the fair market value of the shares of common stock at the time the option is granted. Options become exercisable at various times after the date granted and will expire ten years after the date granted.

                                  Page 51 F-23

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------

During 1996 the Company granted 41,900 options to employees and directors.

The Company adopted Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS No.123"), on January 1, 1996. SFAS No.123 established new standards for stock-based compensation plans under which employees or others receive shares of stock or other equity instruments, such as stock options, of the employer. This Statement established a fair value based method of expense recognition for stock-based compensation plans and encouraged, but did not require, entities to adopt that method in place of existing generally accepted accounting principles. As permitted by SFAS No.123, the Company has elected to continue under existing generally accepted accounting principles and to account for options granted under APB Opinion No.25, and accordingly, no compensation cost has been recognized in the statements of income for grants under the option plan. Had compensation cost for the stock option plan been recognized based on the grant date fair values of awards, the method described in SFAS No.123, reported net income would have been reduced to the pro forma amounts shown below:

                                                        1996
                                                    ------------

        Net earnings - as reported                  $  829,153
        Net earnings - pro forma                       770,635

        Earnings per share - as reported                  0.72
        Earnings per share - pro forma                    0.67


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996:

                                                         1996
                                                      ----------

        Dividend rate                                        0%
        Expected volatility                                 48%
        Risk-free interest rate                           6.15%
        Weighted average expected lives                10 years


                                  Page 52 F-24

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------

Information regarding options is as follows:

                                                         1996
                                              ------------------------
                                                             Weighted
                                                              Average
                                                             Exercise
                                                 Shares        Price
                                               ---------   -----------

     Options outstanding, beginning of year        -        $    -
     Granted                                     41,900          7.80
     Exercised                                     -             -
     Expired                                       -             -
                                               ---------   -----------
     Options outstanding, end of year            41,900     $    7.80
                                               =========   ===========

     Weighted average fair value per option of
       options granted during the year                      $    2.10
                                                            ==========

The following table summarizes information about stock options outstanding at December 31, 1996:

                                 Options Outstanding      Options Exercisable
                            -------------------------  ------------------------
                                Weighted
                                 Average    Weighted                  Weighted
                                Remaining    Average                   Average
   Range of        Options     Contractual  Exercise    Exercisable   Exercise
Exercise Prices  Outstanding   Life (Yrs.)    Price     At 12/31/96     Price
---------------  -----------  ------------ ----------   -----------   ---------
    $7.80           41,900         9.50       $7.80        28,200       $7.80
===============  ===========  ============ ==========   ===========   =========



Note 12.   Sale of Notes Receivable

In June 1996, the Company sold notes receivable with a net carrying value of approximately $5.4 million for approximately $6.4 million to the Company's primary lender and retained the servicing rights. Such loans were sold with recourse. The recourse provision amounted to approximately $600,000 and provides that the Company either buy back or replace a note with a note that is approximately equivalent to the outstanding principal and accrued interest should the note receivable become sixty days past due. At December 31, 1996, the remaining obligation under the recourse provision was approximately $425,000. In addition, the buyer of the notes has the right to proceed to foreclose on the delinquent note and, after sale of the collateral, require the Company to pay any deficiency balance on the note. The Company recognized a gain of approximately $980,000 on this sale. As of December 31, 1996, the unpaid

                                  Page 53 F-25

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------

principal balances of mortgage loans serviced for others was $5,500,000. Mortgage loans serviced for others are not included in the Company's consolidated balance sheet.

Note 13.   Reverse Stock Split

On December 9, 1996, shareholders approved a one-for-five reverse stock split of the issued and outstanding common stock of the Company with no corresponding change in par value of the common stock. Accordingly, $44,113 was transferred from the common stock account to the paid-in capital account to record the transaction. All remaining fractional shares in connection with the reverse split were purchased by the Company and paid to shareholders subsequent to year-end. All per share amounts have been restated to reflect this reverse stock split.

Note 14.   Subsequent Events

Subsequent to year-end, the Company entered into an agreement with its primary lender to refinance all of its outstanding debt. The agreement reduces the annual interest rate charged on the outstanding debt to a rate of prime plus one and three-fourths percent and eliminates all servicing fees to be paid by the Company. In addition, the new agreement provides the Company with the ability to borrow at an interest rate equal to the prime rate on any new debt.

In addition, subsequent to year-end, the Company has purchased approximately $7,800,000 in notes receivable at a cost of approximately $6,300,000.

Note 15.   Certain Concentrations

Geographic Concentrations of Notes Receivable

Approximately 50% of the Company's secured consumer real estate notes receivable are with customers in the northeastern region of the U.S., which includes the New York metropolitan area. Such real estate notes receivable are collateralized by real estate with a concentration in this region. Accordingly, the collateral value of a substantial portion of the Company's real estate notes receivable and real estate acquired through foreclosure is susceptible to changes in market conditions. In the event of sustained adverse economic conditions, it is possible that the Company could experience a negative impact in its ability to collect on existing loans, or liquidate foreclosed assets in this region which could impact the Company's related loan loss estimates.

                                  Page 54 F-26

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------

Financing

Substantially all of the Company's existing debt and available credit facilities are with one financial institution. Management believes that alternative financing on similar terms and conditions is available in the event this institution is unable or unwilling to continue to provide the credit facilities to the Company.

Note 16.   Commitments and Contingencies

Contingency

In September 1995, a civil action was commenced against the Company alleging trademark infringement. Discovery in the civil action is completed and the Company anticipates that the trial will commence in the second or third quarter of 1997. The Company believes, after consultation with legal counsel, that the eventual outcome of the civil action will have no material impact on the Company's financial condition or results of operations.

Employment Agreement

Effective March 25, 1996, the Company entered into a five year employment agreement with its Chief Operating Officer. The agreement provides for, among other things, a stipulated base salary, and a bonus of up to 3.5% of the Company's net income in excess of $500,000.

Note 17.   Related Party Transactions

In addition to the notes payable, affiliates and stockholders disclosed in
Note 8, the Company eceived approximately $90,000 and $130,000, respectively, for the year ended December 31, 1996 and 1995, from a company related through common ownership, for the use of the Company's facilities.

At December 31, 1995, the Company purchased the interest of a commonly owned office condominium from two entities that are affiliated through certain common ownership. At December 31, 1996 and 1995, $75,000 and $150,000, respectively is due to the affiliates in connection with this transaction.


                                  Page 55 F-27

                                Exhibit 10(c)
                              EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT is made and entered into in the State, City and County of New York, as of the 4th day of December, 1996, by and between FRANKLIN CREDIT MANAGEMENT CORPORATION, a Delaware corporation maintaining its offices at 6 Harrison Street, New York, NY 10013 ("Corporation") and MARCIA B. VACACELA, residing at 130 West 80th Street, New York, New York 10024 ("Vacacela").

     WHEREAS, the Corporation intends to engage in the business of initiating direct mortgage loans to individuals in the Greater New York Metropolitan Area (the "Business") and intends to operate the Business through a newly formed division to be established for such purposes (the "Division"); and,

     WHEREAS, the Corporation desires to employ Vacacela and Vacacela desires to accept such employment for the term hereof under the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the mutual covenants contained herein, the parties hereto agree as follows:

1. Engagement. (a) The Corporation hereby agrees to employ Vacacela as the principal operating executive of the Division and Vacacela hereby accepts such employment. Vacacela shall devote her full working time and efforts to, and shall be vested with substantial control and responsibility over, the affairs of the Division in order to further the formation, organization, development, marketing and management of the affairs and prospects of Business. Vacacela's duties shall include, but not be limited to, the promotion of the Business, management of the collection process, supervision of the Corporation's employees dedicated to the Business and, if requested, arranging participation in loan pools by other lenders and/or the sale of loan pools to third parties.

(b) Vacacela shall at all times report to, be subject to the direction of, and the reasonable exercise of authority by, the President, Chief Executive Officer and/or Chief Financial Officer of the Corporation. Vacacela shall perform such executive, managerial or administrative functions as shall be specified and designated by such officers of the Corporation and as shall be in furtherance of the foregoing employment purposes.

2. Term. (a) The term of this Agreement shall commence upon the date first above written and continue through December 31, 1999 (the "Initial Term").

     (b) In the event that the Corporation desires to extend the Initial Term hereof beyond December 31, 1999, it shall give Vacacela written notice, no later than August 31, 1999 of its desire to extend the Initial Term for an additional period of four (4) years (such term being referred to herein as the "Extended Term"). The compensation and benefits to be paid during such Extended Term shall be no less than that provided to Vacacela during the last year of the Initial Term hereof. Within thirty (30) days following her receipt of such notice,

Vacacela shall notify the Corporation as to whether or not she elects to accept employment hereunder for the Extended Term. In the event Vacacela elects to so extend her employment, such employment shall continue hereunder for the Extended Term, upon the applicable terms and conditions set forth herein. In the event that Vacacela elects not to so extend her employment for the Extended Term, the employment of Vacacela hereunder shall terminate upon expiration of the Initial Term and Vacacela shall thereupon be subject to the non-competition provisions set forth in Section 12 hereof (except that the non-competition period shall be extended to twelve (12) months) as well as any other applicable provisions of this Agreement.

3. Compensation and Benefits. (a) The Corporation agrees to pay Vacacela, as and for her compensation for all services to be rendered by her during the Term, the amount of $104,000.00 per annum (the "Salary"). Such compensation shall be paid in bi-weekly installments on the Corporation's regular pay periods.

     (b) As additional compensation, the Corporation shall pay Vacacela $12,000.00 upon the commencement of her employment hereunder.

     (c) Vacacela shall be entitled to participate in any 401K or similar Retirement Plan, and in any health and/or life insurance plan, available to employees of the Corporation upon the same terms as same are made available to the other executives of the Corporation.

4. Bonus Compensation. (a) The Corporation shall pay to Vacacela as additional compensation with respect to each fiscal year of the Corporation during the Initial or Extended Terms hereof, cash in an amount equal to ( i) one and one-half (1.5%) percent of the Post-Tax Profit (as hereinafter defined)generated for the Corporation by the Business in excess of Two Hundred Fifty Thousand ($250,000) Dollars but less than Two Million ($2,000,000) Dollars and (ii) one (1%) percent of the Post-Tax Profit generated for the Corporation by the Business in excess of Two Million ($2,000,000) Dollars (the "Bonus Compensation").

     (b) The determination of the amount of Bonus Compensation payable for each such fiscal year shall be made in reliance upon the Accountant's Statement (as hereinafter defined). The Bonus Compensation payable with respect to any fiscal year shall be paid to Vacacela within thirty (30) days after the Accountant's Statement pertaining to such fiscal year is deemed final in accordance with
Section 4(e) below.

     (c) As used herein, the term "Post-Tax Profit" shall mean the aggregate net income of the Corporation, determined on a "cash" basis in accordance with generally accepted accounting principles ("GAAP") applied on a consistent basis, after all deductions for taxes based upon income and all adjustments of asset values. For the purposes of this Agreement, the "Post-Tax Profits" shall be calculated based upon the income and expenses generated by, or related to, the Business and the Division.

     (d) As soon as available, but in no event later than ten (10) days after the date that the Corporation shall issue its annual financial statement, the Corporation shall deliver to Vacacela a statement prepared by its regular certified public accountants, setting forth the Post-Tax Profit during such preceding fiscal year (the "Accountant's Statement").

     (e) Promptly upon receipt of each such Accountant's Statement, Vacacela shall be entitled, through an independent public accountant of her choice, to examine the books and records of the Corporation as they relate to the Accountant's Statement. Any objections by Vacacela to the Accountant's Statement shall be set forth in writing in reasonable detail and delivered to the President of the Corporation within thirty (30) days after receipt thereof by Vacacela. Any objection unresolved fifteen (15) days after delivery thereof to the President shall be submitted to an independent public accountant mutually agreeable to the parties hereto for their determination of the issue in dispute, which determination shall be conclusive upon the parties. Each such Accountant's Statement shall be deemed final upon the expiration of the thirty (30) day period referred to above if no objections are raised by Vacacela or if raised have not then been resolved. Vacacela shall bear the cost of her independent public accountant and of the "arbitrating" independent public accountant, unless the Bonus Compensation is $10,000 or more greater than the Bonus Compensation originally determined by the Corporation's then regularly retained independent public accountants, in which case the Corporation shall bear the cost of all the accountants.

     (f) The payment of the Bonus Compensation shall be subject to Vacacela's being employed by the Corporation at the completion of each such fiscal year of the Corporation.

     5. Stock Options. (a) In addition to the Salary and Bonus Compensation, the Corporation shall also grant to Vacacela five (5) non-negotiable and non-transferable options (the "Options"), each of which shall provide Vacacela with the right to purchase up to 10,000 shares of the Corporation's Common Stock at a price of $1.57 per share.

     (b) Each of the Options shall be deemed vested with Vacacela on the first day of each year during the term hereof, commencing January 1, 1999 and each of the next four (4) January 1st through January 1, 2003 ("Vesting Dates"), provided that at each respective Vesting Date Vacacela shall then be employed by the Corporation. The Options not theretofore vested shall be automatically deemed void in the event that (i) the Corporation shall offer to extend the Initial Term hereof in accordance with Section 2(b) above and Vacacela elects not to so extend her employment for the Extended Term or (ii) Vacacela's employment hereunder is terminated in accordance herewith prior to such Vesting Date.

     6. Termination. (a) Except as otherwise expressly set forth herein, the employment of Vacacela hereunder shall not be terminated unless for good and valid cause only, which determination shall be made by the Corporation's board of directors. Vacacela shall be provided with at least thirty (30) days prior notice prior to the effective date of such termination and shall be entitled to receive all of her Salary through the effective date of such termination.

     (b) In the event that Vacacela contests the existence of "good and valid cause" for such actions by the board of directors, she may commence an Arbitration proceeding ("Arbitration"), in accordance with Section 11 hereof, prior to the effective date of such termination. In the event that Vacacela timely commences such an Arbitration, and pending a final Award of Arbitrators, or the confirmation thereof, the Corporation, at its option, shall either continue to pay Vacacela her full Salary otherwise payable during such period or deposit same in a segregated account for the benefit of the party prevailing at such Arbitration. In the event that the Corporation prevails in such Arbitration proceeding, it shall then and thereafter be relieved of its obligations hereunder. In the event Vacacela prevails in such Arbitration proceeding, the Corporation shall be required to continue to pay Vacacela for the balance of the Term (on the Corporation's regular pay periods) the differential between the Salary due hereunder and Vacacela's earnings at any subsequent employment secured by her.

     7. Disability. (a) If on account of any physical or mental disability Vacacela shall fail or be unable to engage in her occupation and perform her duties under this Agreement for a continuous period of sixty (60) days, or for an aggregate period of ninety (90) days during any twelve (12) month period, then and in that event, the Corporation may elect to terminate her employment hereunder upon thirty (30) days prior written notice. In the event of such a termination, Vacacela shall nevertheless be entitled to the full Salary for a period of sixty (60) days after such termination, payable on the Corporation's regular pay periods.

     (b) Should there be a dispute between the parties hereto as to Vacacela's physical or mental disability for purposes of this Agreement, the issue shall be settled by the opinion of an impartial reputable physician or psychiatrist agreed upon for the purpose by the parties or their representatives, or if the parties cannot agree within ten (10) days after a request for designation of such party, then by a physician or psychiatrist approved by any reputable medical or psychiatric association of New York County. The certification of such physician or psychiatrist as to the issue in dispute shall be final and binding upon the parties hereto. If Vacacela shall refuse to submit to such examination, the judgment of the Corporation's board of directors shall be deemed conclusive.

     8. Death. In the event that Vacacela dies during the Term hereof, this Agreement will immediately terminate and, in such event, Vacacela's legal representative, heirs or beneficiaries shall be entitled to receive the full Salary for a period of sixty (60) days after the date of death, payable on the Corporation's regular pay periods. Except for the foregoing, the Corporation shall have no further obligations to Vacacela's estate, personal representatives, heirs or legatees whatsoever.

     9. Withholding. The Corporation shall deduct from all compensation payable hereunder such sums, including without limitation, social security, tax and unemployment insurance withholdings, as the Corporation is by law obligated to deduct.

     10. Expenses. Vacacela shall be reimbursed for reasonable and actual out-of-pocket expenses incurred by her in performance of her duties and responsibilities hereunder, provided that Vacacela shall first furnish proper vouchers and expense accounts setting forth the information required by the U.S. Treasury Department for deductible business expenses.

     11. Arbitration. Any controversy or claim arising hereunder shall be settled by arbitration in the City of New York under the auspices of the

American Arbitration Association. The parties consent to the jurisdiction of the Supreme Court of the State of New York, or any other court of competent jurisdiction, for all purposes including the enforcement of any award and the entry of judgment thereon, and further consent that any process or Notice of Motion may be served either personally or by certified mail, return receipt requested, within or outside the State of New York, provided reasonable time for appearance is allowed. In any arbitration proceeding arising hereunder, the arbitrators shall have the authority to make an award assessing reasonable counsel fees but shall not have the power to change, modify or alter any express condition, term or provision hereof or to render an award which has such effect and to that extent the scope of their authority is limited.

     12. Non-Competition. (a) Vacacela expressly acknowledges that the knowledge and expertise which she may hereafter develop with respect to the Business may be as a result of the substantial investments and efforts made by the Corporation, as well as by the Corporation having made available to her certain proprietary information as to its business practices and relationships with third parties. Accordingly, during the Term of this Agreement and for a period of six (6) months after the termination thereof, Vacacela:

     (i) shall not be engaged directly or indirectly, in any manner, as partner, officer, director, stockholder, advisor, employee or in any other capacity in any other business competitive with the business of the Corporation; provided, however, that nothing herein contained shall be deemed to prevent or limit the right of Vacacela to make passive investments, or invest in the capital stock or other securities of any corporation whose securities are publicly owned and are regularly traded on any securities exchange or in the over-the-counter market, provided Vacacela's ownership of such securities shall not exceed one percent (1%) of the issued and outstanding securities of such corporation,

     (ii) nor shall she become interested directly or indirectly, in any manner, as partner, officer, director, stockholder, consultant, broker, advisor, employee or in any other capacity in any business competitive with the business of the Corporation,

     (iii) nor shall she solicit, entice, persuade or induce, directly or indirectly, any employee (or person who within the preceding 60 days was an employee) of the Corporation or any other person or entity who is under contract with, or is providing services or financing to, or for the benefit of, the Corporation, to terminate such employment by, or relationship with, the Corporation or to refrain from extending or renewing same or to refrain from providing services or financing to or for the benefit of the Corporation or to become employed by, or to enter into business relationships with, persons or entities competitive with the Corporation's business.

     (b) Vacacela also acknowledges that in connection with her rendition of the services hereinabove described, she may gain access to confidential and proprietary information concerning the operation of the Corporation's business. In order to induce the Corporation to enter into this Agreement and allow for full disclosure of such information to her, Vacacela agrees to treat, at all times, her relationship with the Corporation as one of confidence with respect to such information. Vacacela agrees that she:

     (i) shall hold all such confidential and proprietary information in the strictest confidence and shall not discuss, disclose or communicate such information to any other person or entity, nor shall she make any unauthorized copies or use any writing containing any of such information, for any reason other than the furtherance of the Corporation's business affairs, and

     (ii) shall take all reasonable action and precautions necessary or appropriate to prevent unauthorized use or disclosure of, or to protect the Corporation's interests in, such confidential and proprietary information and shall promptly return all writings containing any such information (and all photocopies thereof) to the Corporation upon the termination of her employment by the Corporation.

     (c) the Corporation acknowledges that the provisions of sub-paragraph "(b)" hereof shall not apply to (i) information that, bymeans other than Vacacela's deliberate or inadvertent disclosure, becomes known or ascertainable to the public or to entities which compete directly with the Corporation; nor to (ii) disclosures compelled by judicial or administrative proceedings after Vacacela diligently attempts to avoid each disclosure and affords the Corporation the opportunity to obtain assurance that compelled disclosures will receive confidential treatment.

     (d) Vacacela agrees that any breach or threatened breach of any of the provisions of this Article shall entitle the Corporation, in addition to any other legal or equitable remedies available to it, to apply to any Court of competent jurisdiction to enjoin such breach or threatened breach without posting of any bond or security. In the event that any of the restrictions contained in this Article shall be found by any court to be too broad or otherwise unenforceable, such court may modify or reduce such restrictions to the extent necessary to render same enforceable in accordance with the intent of this Agreement.

     13. Miscellaneous. (a) The parties hereto agree that Vacacela's services are personal and that this Agreement is executed with respect thereto. This Agreement, nor the rights and duties hereunder, may not be assigned or transferred in any manner whatsoever by Vacacela. Except as aforementioned, this Agreement is binding upon and shall inure to the benefit of the parties hereto, their heirs, legatees, devises, personal representatives, assigns and successors in interest of every kind and nature whatsoever.

     (b) This Agreement embodies the entire Agreement and understanding between the Corporation and Vacacela with respect to the subject matters hereof and supersedes any and all negotiations, discussions and agreements entered or taken relating to the subject matter hereof. This Agreement and all rights, obligations, and liabilities arising hereunder shall be construed and enforced in accordance with the laws of the State of New York.

     IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement on the day and year first set forth above.

FRANKLIN CREDIT MANAGEMENT
CORPORATION


By: Thomas J. Axon
Thomas J. Axon, President


Marcia B. Vacacela
Marcia B. Vacacela

                                 Exhibit 10(d)
                              EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT is made and entered into in the State, City and County of New York, as of the 25th day of March, 1996, by and between FRANKLIN CREDIT MANAGEMENT CORPORATION, a Delaware corporation maintaining its offices at 6 Harrison Street, New York, NY 10013 ("Corporation") and JOSEPH CAIAZZO, residing at 395 East 5th Street, Brooklyn, New York 11218 ("Caiazzo").

     WHEREAS, the Corporation desires to employ Caiazzo and Caiazzo desires to accept such employment for the term hereof under the terms and conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the mutual covenants contained herein, the parties hereto agree as follows:

     1. Engagement and Term. (a) The Corporation hereby agrees to employ Caiazzo as its Chief Operating Officer and Caiazzo hereby accepts such employment. Caiazzo shall devote his full time and efforts to the affairs of the Corporation as shall be required in order to further the business prospects of the Corporation and shall perform such executive, managerial or administrative functions as shall be specified and designated by the President and Chief Executive Officer of the Corporation. Caiazzo shall at all times report to, be subject to the direction of, and the reasonable exercise of authority by, the President, Chief Executive Officer and/or Chief Financial Officer of the Corporation.

     (b) The term of this Agreement shall be five (5) years, commencing on March 25, 1996 and continuing through March 24, 2001 (the "Term").

     2. Compensation and Benefits. (a) The Corporation agrees to pay Caiazzo as and for his compensation for all services to be rendered by him during the Term, including all services to be rendered as an officer and director of the Corporation, the annual amount of a minimum of $125,000.00. The Corporation shall review Caiazzo's compensation annually.

     (b) Caiazzo shall be entitled to participate in any health insurance plan available to employees of the Corporation upon the same terms as same are made available to the officers of the Corporation. Caiazzo shall also be entitled to the use of a parking space at a location reasonably close to the Corporation's offices at no cost to him. Caiazzo shall also be entitled to receive three (3) weeks paid vacation during each year of the Term.

     (c) Caiazzo shall be entitled to receive an annual bonus equal to 3.5% percent of the Corporation's Net Profit in excess of Five Hundred Thousand ($500,000) Dollars. The determination of the amount of the Corporation's Net Profit shall be made in reliance upon the audited year-end financial statement prepared by the certified public accountants then retained by the Corporation. The term "Net Profit" shall mean the aggregate net income of the Corporation, determined in accordance with generally accepted accounting principles, after deduction for taxes based upon income and all adjustments of asset values. The bonus shall be paid as soon as reasonably practical after the completion of such financial statements, but subject to the then cash requirements and liquidity of the Corporation. Such bonus compensation shall be subject to Caiazzo's being employed by the Corporation at the completion of each such fiscal year of the Corporation.

     3. Termination. (a) Except as otherwise expressly set forth herein, the employment of Caiazzo hereunder shall not be terminated unless for good and valid cause only, which determination shall be made by the Corporation's board of directors. Caiazzo shall be provided with at least thirty (30) days prior notice prior to the effective date of such termination and shall be entitled to receive all of his Salary through the effective date of such termination.

     (b) In the event that Caiazzo contests the existence of "good and valid cause" for such actions by the board of directors, he may commence an Arbitration proceeding ("Arbitration"), in accordance with paragraph 8 hereof, prior to the effective date of such termination. In the event that Caiazzo timely commences such an Arbitration, and pending a final Award of Arbitrators, or the confirmation thereof, the Corporation, at its option, shall either continue to pay Caiazzo his full Salary otherwise payable during such period or deposit same in a segregated account for the benefit of the party prevailing at such Arbitration. In the event that the Corporation prevails in such Arbitration proceeding, it shall then and thereafter be relieved of its obligations hereunder. In the event Caiazzo prevails in such Arbitration proceeding, the Corporation shall be required to continue to pay Caiazzo for the balance of the Term (on the Corporation's regular pay periods) the differential between the Salary due hereunder and Caiazzo's earnings at any subsequent employment secured by him.

     4. Disability. (a) If on account of any physical or mental disability Caiazzo shall fail or be unable to engage in his occupation and perform his duties under this Agreement for a continuous period of sixty (60) days, or for an aggregate period of ninety (90) days during any twelve (12) month period, then and in that event, the Corporation may elect to terminate his employment hereunder upon thirty (30) days prior written notice. In the event of such a termination, Caiazzo shall nevertheless be entitled to the full Salary for a period of ninety (90) days after such termination, payable on the Corporation's regular pay periods.

     (b) Should there be a dispute between the parties hereto as to Caiazzo's physical or mental disability for purposes of this Agreement, the issue shall be settled by the opinion of an impartial reputable physician or psychiatrist agreed upon for the purpose by the parties or their representatives, or if the parties cannot agree within ten (10) days after a request for designation of such party, then by a physician or psychiatrist approved by any reputable medical or psychiatric association of either New York or Kings counties. The certification of such physician or psychiatrist as to the issue in dispute shall be final and binding upon the parties hereto. If Caiazzo shall refuse to submit to such examination, the judgment of the Corporation's board of directors shall be deemed conclusive.

     5. Death. In the event that Caiazzo dies during the Term hereof, this Agreement will immediately terminate and, in such event, Caiazzo's legal representative, heirs or beneficiaries shall be entitled to receive the full Salary for a period of ninety (90) days after the date of death, payable on the Corporation's regular pay periods. Except for the foregoing, the Corporation shall have no further obligations to Caiazzo's estate, personal representatives, heirs or legatees whatsoever.

     6. Withholding. The Corporation shall deduct from all compensation payable hereunder such sums, including without limitation, social security, tax and unemployment insurance withholdings, as the Corporation is by law obligated to deduct.

     7. Expenses. Caiazzo shall be reimbursed for reasonable and actual out-of-pocket expenses incurred by him in performance of his duties and responsibilities hereunder, provided that Caiazzo shall first furnish proper vouchers and expense accounts setting forth the information required by the U.S. Treasury Department for deductible business expenses.

     8. Arbitration. Any controversy or claim arising hereunder shall be settled by arbitration in the City of New York under the auspices of the American Arbitration Association. The parties consent to the jurisdiction of the Supreme Court of the State of New York, or any other court of competent jurisdiction, for all purposes including the enforcement of any award and the entry of judgment thereon, and further consent that any process or Notice of Motion may be served either personally or by certified mail, return receipt requested, within or outside the State of New York, provided reasonable time for appearance is allowed. In any arbitration proceeding arising hereunder, the arbitrators shall have the authority to make an award assessing reasonable counsel fees but shall not have the power to change, modify or alter any express condition, term or provision hereof or to render an award which has such effect and to that extent the scope of their authority is limited.

     9. Non-Competition. (a) Caiazzo expressly acknowledges that he was not heretofore engaged in, or employed by an entity engaged in, the business of the corporation and that the knowledge and expertise which he may hereafter develop in such areas may be as a result of the substantial investments and efforts made by the Corporation, as well as by the Corporation having made available to him certain proprietary information as to the structure, nature, business practices and relationships related thereto. Accordingly, during the Term of this Agreement and for a period of six (6) months after the termination thereof,
Caiazzo:

     (i) shall not be engaged directly or indirectly, in any manner, as partner, officer, director, stockholder, advisor, employee or in any other capacity in any other business competitive with the business of the Corporation; provided, however, that nothing herein contained shall be deemed to prevent or limit the right of Caiazzo to make passive investments, or invest in the capital stock or other securities of any corporation whose securities are publicly owned and are regularly traded on any securities exchange or in the over-the-counter market, provided Caiazzo's ownership of such securities shall not exceed one percent (1%) of the issued and outstanding securities of such corporation,

     (ii) nor shall he become interested directly or indirectly, in any manner, as partner, officer, director, stockholder, consultant, broker, advisor, employee or in any other capacity in any business competitive with the business of the Corporation,

     (iii) nor shall he solicit, entice, persuade or induce, directly or indirectly, any employee (or person who within the preceding 60 days was an employee) of the Corporation or any other person or entity who is under contract with, or is providing services or financing to, or for the benefit of, the Corporation, to terminate such employment by, or relationship with, the Corporation or to refrain from extending or renewing same or to refrain from providing services or financing to or for the benefit of the Corporation or to become employed by, or to enter into business relationships with, persons or entities competitive with the Corporation's business.

     (b) Caiazzo also acknowledges that in connection with his rendition of the services hereinabove described, he may gain access to confidential and proprietary information concerning the operation of the Corporation's business. In order to induce the Corporation to enter into this Agreement and allow for full disclosure of such information to him, Caiazzo agrees to treat, at all times, his relationship with the Corporation as one of confidence with respect to such information. Caiazzo agrees that he:

     (i) shall hold all such confidential and proprietary information in the strictest confidence and shall not discuss, disclose or communicate such information to any other person or entity, nor shall he make any unauthorized copies or use any writing containing any of such information, for any reason other than the furtherance of the Corporation's business affairs, and

     (ii) shall take all reasonable action and precautions necessary or appropriate to prevent unauthorized use or disclosure of, or to protect the Corporation's interests in, such confidential and proprietary information and shall promptly return all writings containing any such information (and all photocopies thereof) to the Corporation upon the termination of his employment by the Corporation.

     (c) the Corporation acknowledges that the provisions of sub-paragraph
"(b)" hereof shall not apply to ( i) information that, by means other than Caiazzo's deliberate or inadvertent disclosure, becomes known or ascertainable to the public or to entities which compete directly with the Corporation; nor to
(ii) disclosures compelled by judicial or administrative proceedings after Caiazzo diligently attempts to avoid each disclosure and affords the Corporation the opportunity to obtain assurance that compelled disclosures will receive confidential treatment.

     (d) Caiazzo agrees that any breach or threatened breach of any of the provisions of this Article shall entitle the Corporation, in addition to any other legal or equitable remedies available to it, to apply to any Court of competent jurisdiction to enjoin such breach or threatened breach without posting of any bond or security. In the event that any of the restrictions contained in this Article shall be found by any court to be too broad or otherwise unenforceable, such court may modify or reduce such restrictions to the extent necessary to render same enforceable in accordance with the intent of this Agreement.

     10. Miscellaneous. (a) The parties hereto agree that Caiazzo's services are personal and that this Agreement is executed with respect thereto. This Agreement, nor the rights and duties hereunder, may not be assigned or transferred in any manner whatsoever by Caiazzo. Except as aforementioned, this Agreement is binding upon and shall inure to the benefit of the parties hereto, their heirs, legatees, devises, personal representatives, assigns and successors in interest of every kind and nature whatsoever.

     (b) This Agreement embodies the entire Agreement and understanding between the Corporation and Caiazzo with respect to the subject matters hereof and supersedes any and all negotiations, prior discussions and preliminary and all prior agreements entered or taken relating to the subject matter hereof. This Agreement and all rights, obligations, and liabilities arising hereunder shall be construed and enforced in accordance with the laws of the State of New York.

     IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement on the day and year first set forth above.

FRANKLIN CREDIT MANAGEMENT
CORPORATION

By: Thomas J. Axon
    Thomas J. Axon, President


Joseph Caiazzo
Joseph Caiazzo

                                 Exhibit 10 (e)

                                   AGREEMENT

     This Agreement entered into this 20th day of March, 1997 between The Citizens Banking Company, an Ohio banking corporation, hereinafter referred to as "Citizens", and Franklin Credit Management Corporation, a New York corporation, hereinafter referred to as "Franklin", for the purpose of clarifying certain understandings and agreements which the parties have entered into as a result of ongoing negotiations regarding present and future financing arrangements between Citizens and Franklin.

     Wherefore, the parties agree that, at the present time, Franklin and various subsidiary corporations and partnerships of Franklin have financing arrangements with Citizens pursuant to which funds have been borrowed, accounts have been maintained, collateral has been pledged, and terms and conditions have been outlined in various loan agreements, notes, and other loan documents.

     For valuable consideration received by both parties, it is the agreement of the parties that the loans identified on the attached Exhibit "A" shall be modified as hereinafter set forth and that a prior agreement entered into between Citizens and Franklin, which is identified as a Commitment Letter, (a copy of which is attached hereto and marked Exhibit "B"), shall no longer be in effect and that the terms as hereinafter set forth will control for each of the transactions listed on the referenced Exhibit "A" and that said Commitment Letter shall also cease to be effective as the same relates to those transactions entered into between Citizens and Franklin or various subsidiaries of Franklin, as identified on the attached Exhibit "C".

A. Wherefore, the parties agree to the following: For the loan transactions identified on Exhibit "A":

     1. Interest rates as applied to each of these loans shall, effective as of March 1, 1997, be adjusted to reflect a rate equal to prime rate plus one and three-quarters percent (1 3/4%), which as of the date of this Agreement shall be equal to 10%. The interest rate on said loans shall adjust daily as changes to prime occurs and the Prime Rate shall be identified as the higher rate of interest published daily in the "Money Rates" section of the Wall Street Journal as titled "Prime Rate"; and

     2. That there are various fees to which Citizens was entitled pursuant to the existing loan documents, which fees are set forth on Exhibit "A". The parties agree that the fees for such transactions shall be modified to an amount equal to 1% of the current principal loan amount for each transaction. The fees shall be collected after the underlying loan has been paid in full; Citizens shall be entitled to retain 50% of all such monies paid from funds thereafter collected from the underlying collateral for each respective transaction until the fee referenced hereinabove has been paid in full; provided however, should the funds collected from the underlying collateral for a given transaction be insufficient to satisfy the fee referenced herein, any shortfall shall be forgiven; and

     3. Refinancing or prepayments by Franklin of the transactions identified in Exhibit "A" will not be permitted; provided however, that the following shall be permissible: (1) individual loan portfolio sales of loans, at their fair market value, to entities not affiliated with Franklin, provided Citizens has a reasonable opportunity to bid as a purchaser for such loans; and (2) prepayments received for individual note makers within the collateral i.e. customer initiated prepayments; (3) or payments as a result of liquidation by Franklin of the collateral pledged by a respective defaulted note maker; and (4) Franklin may refinance, with an unaffiliated party of Franklin. Amortization or satisfaction of any individual loan portfolio under the terms of the Note shall not incur any cost or penalties. Provided, however, that in consideration for Citizens permitting such refinancing, Franklin agrees that it would replenish such refinanced Loans from the next available transactions to which Franklin, or its subsidiaries are a party, and Franklin agrees that such replacement Loans shall be transacted under and upon the same terms and conditions as the remaining Exhibit "A" Loans, provided that such shall be subject to only a one-half percent (1/2%)exit fee, and shall upon closing become part of the Exhibit "A" portfolio of Loans; and

B. For the loan transactions identified in Exhibit "C", and for future transactions entered into by and between the parties:

     1. Loan transactions would be originated at an interest rate equal to prime; and

     2. All loans shall be subject to a one point closing fee and payment of Citizens' legal fees; and

     3. Refinances of said loans within one year of the loan origination date would require an exit fee equal to 1% of the original principal amount of the loan. After one year, Franklin may pay off that respective loan in full and at the time of such payoff, Citizens shall be entitled to and shall be paid an exit fee equal to one-half (1/2) percent of the original principal amount of the loan; and

C. Miscellaneous Agreements:

     1. Franklin agrees that it shall use its best efforts to maintain an average aggregate loan balance with Citizens from Franklin, or its subsidiaries, in an amount equal to no less than Seventy Million Dollars ($70,000,000.00); and

     2. The term of this Agreement shall be from March 1, 1997 through February 28, 2000; and

     3. The parties hereto agree that prepayment of any loan would include any unscheduled payments received other than normal repayments from the underlying collateral, individual customer prepayments, collateral liquidation; and individual portfolio sales under Section A(3)(1) above.

     4. The parties hereto agree that Franklin shall not breach this Agreement during its term by prepaying or refinancing the loans identified herein, in any manner not specifically permitted herein; and

     5. The parties hereto agree that on or about February 28, 2000 the term of this Agreement shall continue for up to an additional two years on all Exhibit "A" loans or replacement loans under Section A(3)(1)above;

D. All other terms and conditions of the existing loan transactions previously entered into between the parties as identified on Exhibits "A" and "C", shall remain intact and unmodified by this Agreement, including but not limited to priority of cash flow payments and collateral pledges.

     The execution, delivery, and performance of this Agreement by Citizens and Franklin are within the power of each, and have been duly authorized by all necessary action on behalf of each respective party. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. Provided, however, Franklin will not, and will not permit any subsidiary to, merge or consolidate with or into any corporation, or sell, lease, transfer, or otherwise dispose of all or any substantial part of its assets (except in the ordinary course of business), whether now owned or hereafter acquired, unless Franklin has given Citizens at least thirty days written notice prior to the effectiveness of such acquisition, and the Board of Directors of Citizens, has determined, in good faith, that such acquisition, does not materially alter the financial condition of Franklin, or its subsidiaries, or effect Citizens rights pursuant to this Agreement.

     This Agreement shall be governed by and interpreted in accordance with the laws of the State of Ohio.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.

THE CITIZENS BANKING COMPANY

    Marty E. Adams
BY: MARTY E. ADAMS, PRESIDENT



FRANKLIN CREDIT MANAGEMENT
CORPORATION PRESIDENT

    Thomas J. Axon
BY: THOMAS J. AXON, PRESIDENT

                                   Exhibit 11

Computation of earnings per share fiscal 1995.
                                                                   Restated for
                                                                     effect of
                             No. Of Shares    Weight                stock split
12/31/94   Common stock        5,247,871
                               ----------
                               5,247,871      20.00%   1,049,365     209,873.0

3/31/95    Common stock        5,247,871
           Redeemable C/S        254,457
                               ----------
                               5,502,328      20.00%   1,100,465     220,093.0

6/30/95    Common stock        5,247,871
           Warrants exercised      1,045
           Redeemable C/S        254,457
                               ----------
                               5,503,373      20.00%   1,100,674     220,134.8

9/30/95    Common stock        5,247,871
           Warrants exercised      1,045
           Warrants exercised        523
           Redeemable C/S        254,457
                               ----------
                               5,503,896      20.00%   1,100,779     220,155.8

12/31/95   Common stock        5,247,871
           Warrants exercised      1,045
           Warrants exercised        523
           Redeemable C/S        254,457
                               ----------
                               5,503,896      20.00%   1,100,779     220,155.8
                                                       ----------    -----------
           Weighted average number of shares           5,452,062      1,090,412

Earnings per Common share:
  Income before minority interest      $179,494           $0.03         $0.16
  Minority interest in net income       (54,791)         ($0.01)       ($0.05)
     Net income                        $124,703           $0.02         $0.11


Exhibit 11

Computation of earnings per share fiscal 1996.

                                                                   Restated for
                                                                     effect of
                             No. Of Shares    Weight                stock split
12/31/95   Common stock        5,503,896
           O/S warrants          137,674
                               ----------
                               5,641,470      20.00%   1,128,294     225,658.8

3/31/96    Common stock        5,503,896
           O/S warrants          127,349
           warrants exercised     10,225
                               ----------
                               5,641,470      20.00%   1,128,294     225,658.8

6/30/96    Common stock        5,503,896
           O/S warrants          127,349
           warrants expired      (17,216)
           Stock options         209,500
                               ----------
                               5,823,529      20.00%   1,164,706     232,941.16

9/30/96    Common stock        5,503,896
           O/S warrants          110,133
           Stock options         209,500
                               ----------
                               5,823,529      20.00%   1,164,706     232,941.16

12/31/96   Common stock        5,503,896
           O/S warrants
           (Extened for 1 yr)    110,133
           Stock options         209,500
                               ----------
                               5,823,529      20.00%   1,164,706     232,941.16
                                                       ----------    -----------
           Weighted average number of shares           5,750,705      1,150,141

Earnings per Common share:
  Income before minority interest      $829,153           $0.14         $0.72
  Minority interest in net income             0           $0.00         $0.00
     Net income                        $829,153           $0.14         $0.72


                                   Exhibit 21

Listing of Franklin Credit Management Subsidiaries:


Rockwell Drilling Corporation
Hudson Management Corporation
Six Harrison Associates, Inc.
Tribeca First Corporation
Tribeca Funding Corporation
Greenwich First Corporation
Greenwich Management Corporation
Harrison Financial Corporation
Harrison First Corporation
6 Harrison Corporation
Harrison Financial Associates, Inc.
Harrison Funding Corporation
Greenwich Funding Corporation
Beach Funding Corporation
Ericsson Associates Inc.
Reade Funding Corporation
Worth Management Corporation
Tribeca Associates, Inc.
Walker Funding Corporation
Ark 38 Corporation
Kearny 39 Corporation
New Haven 40 Corporation
North Fork 41 Corporation
Norwich 42 Corporation
St. Pete 43 Corporation
Rontext 1617 Corporation
Fort Granite 44 Corporation
Jersey 45 Corporation
Shelton 46 Corporation
CAPT 47 Corporation
Liberty Lending Group