Form 10QSB
period 1997-03-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 1997-05-15
CIK 831246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1997


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

As of May 15, 197, 1,103,483 shares of the issuer's Common Stock, par value $.01 per share were outstanding.

                    FRANKLIN CREDIT MANAGEMENT CORPORATION


                                 FORM 10-QSB

                               MARCH 31, 1997


                               C O N T E N T S


PART I.               FINANCIAL INFORMATION                              Page

Item 1. Financial Statements

   Consolidated Balance Sheets March 31, 1996 (unaudited)
      and December 31, 1996                                                3

   Consolidated Statements of Income (unaudited) for the
      three months ended March 31, 1997 and 1996                           4

   Consolidated Statement of Cash Flows (unaudited) for the
      three months ended March 31, 1997 and 1996                           5

   Consolidated Statements of Stockholders' Equity                         6

   Notes to Consolidated Financial Statements                             7-12

Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                  13-19



PART II.                     OTHER INFORMATION

Item 1. Legal Proceedings                                                 20

Item 2. Changes in Securities                                             20

Item 3. Defaults Upon Senior Securities                                   20

Item 4. Submission of Matters to a vote of Security-Holders               20

Item 5. Other Information                                                 20

Item 6. Exhibits and Reports on Form 8-K                                  20

SIGNATURES                                                                21

Item 1.  Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

CONSOLIDATED BALANCE SHEETS
                                             31-Mar-97              31-Dec-96
ASSETS                                       (unaudited)             (audited)
-------------------------------------------------------------------------------            -----------------
Cash                                        $  3,164,721           $  1,967,964
Restricted cash                                  706,767                828,845

Notes Receivable:
    Principal amount                         113,576,198            113,610,782
    Joint venture participations                (354,809)              (360,395)
    Purchase discount                        (16,917,055)           (18,160,403)
    Allowance for loan losses                (23,082,598)           (23,604,810)
                                             -----------            -----------
       Net notes receivable                   73,221,736             71,485,174

Accrued interest receivable                      857,836              1,132,370
Other real estate owned                        6,325,978              4,737,085
Other receivables                                400,471                421,392
Other assets                                     683,936                704,695
Building, furniture & fixtures, net              630,938                640,749
Deferred financing costs                       1,310,936              1,358,874
                                             -----------            -----------
                                             $87,303,318            $83,277,148
                                             ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

Liabilities:
    Accounts payable and accrued
       expenses                             $  2,017,733          $   1,874,267
    Lines of credit                              873,079                583,916
    Notes payable                             77,716,367             73,538,865
    Subordinated debentures                    1,039,687              1,025,000
    Notes payable, affiliates and
       stockholders                              245,839                373,218
    Deferred income taxes                      1,495,008              1,778,862
                                              ----------            -----------
          Total liabilities                   83,387,714             79,174,128

Commitments and contingencies

Stockholder's Equity:
    Common Stock, $.01 par value,
      10,000,000 authorized shares,
      issued and outstanding 1997 and 1996:
        1,102,077                                 11,022                 11,022
    Additional paid-in capital                 6,534,113              6,534,113
    Accumulated deficit                       (2,629,532)            (2,442,115)
                                             -----------            -----------
      Total stockholders' equity               3,915,603              4,103,020
      Total liabilities and                  -----------            -----------
          stockholders' equity               $87,303,318            $83,277,148
                                             ===========            ===========

See Notes to Consolidated Financial Statements.

Item 1.  Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENTS OF INCOME
Period ended March 31, 1997 and 1996
                                                   Three Months Ended
                                             31-Mar-97            31-Mar-96
                                            (unaudited)          (unaudited)
--------------------------------------------------------------------------------
Revenue:
  Interest income                           $1,275,264            $1,808,679
  Purchase discount earned                   1,583,225             1,303,367
  Gain on sale of other real
     estate owned                               34,268                  -
  Other                                         68,396                76,697
                                            ----------            ----------
                                             2,961,152             3,188,743
                                            ----------            ----------
Operating expenses:
    Interest Expense                         1,955,355             1,891,120
     Collection, general
     and administrative                        994,876               854,390
    Provision for loan losses                   96,012               206,726
    banking service fees                        31,395               216,317
    Amortization of deferred
      financing costs                           55,259                98,928
    Depreciation                                15,672                15,796
                                            ----------            ----------
                                             3,148,569             3,283,277
                                            ----------            ----------
       Operating loss                         (187,417)              (94,534)
                                            ----------            ----------
    Provision for income taxes                    -                     -
                                            ----------            ----------
       Net loss                             $ (187,417)           $  (94,534)
                                            ==========            ==========


Earnings per common share:

    Net loss                                $    (0.16)           $    (0.08)
                                            ----------            ----------
Weighted average number of shares
      outstanding                            1,164,706             1,128,294
                                            ==========             =========

See Notes to Consolidated Financial Statements.

Item 1.  Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENT OF CASH FLOWS
Fiscal Three Months ended March 31, 1997 and 1996
                                                   31-Mar-97       31-Mar-96
                                                  (unaudited)     (unaudited)
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net loss                                       $   (187,417)    $   (94,534)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation, depletion, amortization              70,931         114,724
    Purchase discount earned                        (1,583,225)    (1,303,367)
    Provision for loan losses                           96,012        206,726
    Changes in assets and liabilities:
      (Increase) decrease in:
         Accrued interest receivable                   274,535         21,699
         Accounts receivable                            28,422     (1,165,624)
         Inventory repossessions                    (1,502,595)    (1,532,550)
         Other assets                                    8,427         40,707
      Increase (decrease) in:
         Accounts payable and accrued expenses         221,871        713,455
         Due to affiliates                             (80,548)       (74,500)
                                                   ------------    -----------
           Net cash used in operating activities    (2,653,586)    (3,073,264)

Cash Flows From Investing Activities
  Purchase of property and equipment                    (5,861)        30,794
  Purchase of notes receivable                      (5,813,924)          -
  Principal collections on notes receivable          5,207,348      8,145,629
  Joint venture participation                          (12,928)       (63,859)
  Acquisition fees paid                                (66,206)          -
  (Increase) in restricted cash                        122,079        (11,122)
                                                  ------------    -----------
          Net cash used in investing activities       (569,492)     8,101,442
Cash Flows From Financing Activities
  Payments on debenture notes payable                     -           (58,750)
  Proceeds from lines of credit                        362,298        235,733
  Payments on lines of credit                          (73,135)      (858,086)
  Proceeds from long-term debt                       7,813,050           -
  Principal payments of long-term debt              (3,682,379)     (2,730,966)
                                                  ------------     -----------
       Net cash provided by financing activities     4,419,834      (3,412,069)
                                                  ------------     -----------
          Net increase in cash                       1,196,756       1,616,109

Cash:
   Beginning                                         1,967,965       1,335,800
                                                  ------------     -----------
   Ending                                          $ 3,164,721     $ 2,951,909
                                                  ============     ===========

See Notes to Consolidated Financial Statements.

Item 1. Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           Common Stock    Additional   Retained
                        ------------------   Paid-In    Earnings
                        Shares     Amount    Capital    (Deficit)     Total
-------------------------------------------------------------------------------
Balance,
   December 31, 1995   5,503,896  $55,040  $6,470,952  $(3,271,268) $3,254,724
  Conversion of
     warrants             10,225      102      20,348         -         20,450

  One-for-five reverse
     stock split      (4,411,297) (44,113)     44,113         -           -

  Net income                                               829,153     829,153
                      ---------------------------------------------------------
Balance,
   December 31, 1996   1,102,077   11,022   6,534,113   (2,442,115)  4,103,020

  Net loss                                                (187,417)   (187,417)

                      ---------------------------------------------------------
Balance,
   March 31, 1997      1,514,151  $11,022  $6,534,113  $(2,629,532) $3,915,603
                            ===================================================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries controlled by the Company. By terms outlined in the various agreements that are in effect, the Company is specifically afforded full power and authority on behalf of its subsidiaries to manage, control, administer and operate the business and affairs of the subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Statement of Cash Flows

For purposes of reporting cash flows, the Company includes all cash accounts (excluding restricted cash) and money market accounts held at financial institutions. The Company maintains amounts due from banks which at times may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Receivable and Income Recognition

The Company's notes receivable portfolio consists primarily of secured consumer and real estate mortgage loans purchased from financial institutions, mortgage and finance companies and the FDIC. Such notes receivable are generally non performing or under performing at the time of purchase and accordingly are usually purchased at a substantial discount from the principal balance remaining.

Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and an allowance for loan losses. The Company has the ability and intent to hold its notes until maturity, payoff, liquidation of collateral or sale of the notes receivable.

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures." The effect of adopting Statement 114 was not significant to the operations of the Company based on the composition of the notes receivable portfolio and because the method utilized by the Company to measure impairment of notes receivable prior to the adoption of Statement No. 114 was essentially equivalent to the method prescribed by Statement No. 114. Impaired notes are measured based on the present value of expected future cash flows dcounted at the note's effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is secured. A note receivable is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement. Approximately 17% of the Company's note receivable portfolio consists of smaller balance, homogeneous notes receivable which are collectively evaluated for impairment and approximately 83% consists of larger balance notes receivable secured by real estate which are individually evaluated for impairment.

In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the collectible principal amount outstanding using the simple-interest method.

Accrual of interest on notes receivable, including impaired notes receivable, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Subsequent recognition of income occurs only to the extent payment is received subject to management's assessment of the collectibility of the remaining interest and principal. A non-accrual note is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time.

Loan purchase discount is amortized to income using the interest method over the period to maturity. The interest method recognizes income by applying the effective yield on the net investment in the loans to the projected cash flows of the loans. Discounts are amortized if the projected payments are probable of collection and the timing of such collections is reasonably estimable. The projection of cash flows for purposes of amortizing purchase loan discount is a material estimate which could change significantly in the near term. Changes in the projected payments are accounted for as a change in estimate and the periodic amortization is prospectively adjusted over the remaining life of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loans. Should projected payments not exceed the carrying value of the loan, the periodic amortization is suspended and either the loan is written down or an allowance for uncollectability is recognized.

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

Other real estate owned

Other real estate owned ("OREO") consists of properties acquired through, or in lieu of, foreclosure or other proceedings and is initially recorded at fair value at date of foreclosure which establishes a new cost basis. After foreclosure, the properties are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value, less cost to sell, at the time of acquisition is charged to the allowance for loan losses. Subsequent write-downs are charged to operations based upon management's continuing assessment of the fair value of the underlying collateral. Property is evaluated regularly to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to dispose. Revenue and expenses from the operation of other real estate owned and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs relating to holding the property are expensed. Gains or losses are included in operations upon disposal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income taxes

The Company recognizes income taxes under an asset and liability method. Under this method, deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the financial statement carrying amounts of existing assets and liabilities and their respective bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent accounting pronouncement

The Financial Accounting Standards Board has issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. This Statement provides financial reporting standards for the derecognition and recognition of financial assets, including the distinction between transfers of financial assets which should be recorded as sales and those which should be recorded as secured borrowings. Certain provisions of Statement No. 125 are effective beginning January 1, 1997, while other provisions are effective January 1, 1998. The Company believes that the effect of the adoption of Statement No. 125 will not be material to its financial position or results of operations.

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

      Loan Acquisitions.  During the three months ended March 31, 1997
("1st  Quarter  1997")  bids  submitted  by the  Company  to  acquire  six  loan portfolios in an aggregate principal amount of $19,471,285, at an average acquisition price of approximately 64% of aggregate principal amount were accepted. Purchases of three of the six portfolios, or $7,359,655 of notes receivable for an aggregate purchase price of $5,851,515, were consummated during 1st Quarter 1997. Purchases of the remaining three portfolios, or $12,111,630 of notes receivable for an aggregate purchase price of $6,564,806, were consummated during April 1997. During the three months ended March 31, 1996 ("1st Quarter 1996") the Company did not acquire any loan portfolios. Acquisition of the six portfolios was funded through term debt facilities from a financial institution (the "Senior Debt") of approximately $12,700,000. Total Senior Debt funding capacity was approximately $100,000,000 at March 31, 1997, of which approximately $77,300,000 had been drawn down as of such date.

     The Company believes these acquisitions will increase the level of interest income and purchase discount income during future periods. During the initial period following acquisitions, the Company incurs the carrying costs of the related Senior Debt and administrative costs of new portfolios. Payment streams are only generated once the loans are incorporated into the Company's proprietary loan tracking system and contact is made with the borrower. Non-performing loans generate payment streams once such loans are restructured or collection litigation is settled or successfully concluded.

     In the ordinary course of business, the Company acquires properties either from portfolio acquisitions or via foreclosures. Such properties are classified as OREO and are evaluated regularly to ensure that recorded amounts are supported by current fair market values.

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

     Cost of Funds. The Company's cost of funds on Senior Debt during 1st Quarter 1997 decreased as compared with previous periods. As of March 31, 1997, the Company had twenty five loans outstanding with a financial institution with an aggregate principal balance of approximately $77,300,000. References herein to the Company's Senior Debt lender or lending arrangements refer to such continuing lender or such continuing lender's lending arrangements. The Senior Debt accrues interest at a variable rate based upon prime rate.

     The majority of the loans purchased by the Company bear interest at a fixed rate; consequently, there is little corresponding change in interest income due to changes in market interest rate conditions. The weighted average interest rate on borrowed funds for the Senior Debt decreased to approximately 10.07% in 1st Quarter 1997 from 10.53% in 1st Quarter 1996. Management believes that any future decreases in the prime rate will positively impact the net income of the Company while increases may be expected to negatively impact such net income.

     The Company has renegotiated its interest rates with its Senior Debt lender effective February 28, 1997. Pursuant to the new arrangement, Senior Debt incurred to finance portfolio acquisitions after December 31, 1996, will bear interest at the prime rate. Additionally, the Senior Debt lender agreed in March 1997 to a reduction in interest rate of .375% to prime plus 1.75% from prime plus 2.125% on all Senior Debt outstanding as of December 31, 1996.

     During 1st Quarter 1997 and 1st Quarter 1996 the Company also incurred additional financing costs in the form of service fees and loan commitment fees. The service fees were calculated as a percentage of gross collections on four specific portfolios while loan commitment fees are points based upon origination of Senior Debt. During March 1997 the Company negotiated the prospective elimination of such fees. Under the new arrangement the Company will cease to pay service fees and will pay a 1% exit fee on all Senior Debt outstanding as of December 31, 1996, or approximately $700,000. This exit fee is payable after the underlying Senior Debt has been repaid in full. If the funds collected from the underlying notes receivable are insufficient to satisfy the related Senior Debt and exit fee, any shortfall up to the amount of the exit fee shall be forgiven.

     The impact of inflation on the Company's operations during both 1st Quarter 1997 and 1st Quarter 1996 was immaterial.


Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

     Total revenue, comprised of interest income and purchase discount earned, decreased by $227,591 or 7% to $2,961,152 in the 1st Quarter 1997, from $3,188,743 in the 1st Quarter 1996. The Company recognizes interest income on notes included in its portfolio based upon three factors: interest on performing notes, interest received with settlement payments on non-performing notes and the balance of settlements in excess of the carried principal balance.

     Revenues from interest income on notes receivable decreased by $533,415 or 29%, to $1,275,264 in 1st Quarter 1997 from $1,808,679 in 1st Quarter 1996. This decline resulted primarily from the increased age of loans in the Company's portfolios, which results in a larger portion of payments on such loans being credited to principal rather than interest, and the bulk sale in June 1996 of $6,311,404 in face amount of performing loans, which loans, had they continued to perform, could have been expected to produce approximately $160,000 of interest income during 1st Quarter 1997. Purchase discount earned increased by $279,858 or 21%, to $1,583,225 in 1st Quarter 1997 from $1,303,367 during 1st
Quarter 1996. The increase in purchase discount earned reflects both an increased size in the Company's portfolio of loans and the improved collection experience of certain notes included in the portfolio. Total revenue as a percentage of notes receivable included in the Company's portfolio as of the last day of the relevant quarter, net of allowance for loan losses during 1st Quarter 1997 was 3.3% as compared with 3.8% during 1st Quarter 1996.

     Total operating expenses decreased by $134,708 or 4%, to $3,148,569 in 1st Quarter 1997 from $3,283,277 in 1st Quarter 1996. Total operating expenses includes collection, general and administrative costs, provisions for loan losses, interest expense, service fees, amortization of loan commitment fees and depreciation expense.

     Collection, general and administrative expenses increased by $140,486 or 16%, to $994,876 in 1st Quarter 1997 from $854,390 in 1st Quarter 1996.
Collection, general and administrative expenses include personnel expenses, OREO related expenses, litigation expenses and all other overhead expenses. Personnel expenses increased by $37,859 or 13%, to $327,476 for 1st Quarter 1997 from $289,617 for 1st Quarter 1996. This increase reflected the staffing of Liberty Lending and salary increases granted to existing personnel. OREO related expenses decreased by $26,628 or 34%, to $52,455 in 1st Quarter 1997 from $79,083 in 1st Quarter 1996. This decrease reflected the increased quality of properties securing the loans being purchased by the Company, which decreased the cost of rehabilitating the properties following foreclosure. Properties held as OREO as of March 31, 1997, increased by $1,586,854 or 33%, to $6,323,939 from $4,737,085 as of December 31, 1996. This increase reflected increased foreclosure activity resulting from the growth in size of the Company's portfolio. Litigation expenses increased by $129,129 or 66%, to $324,294 in 1st Quarter 1997 from $195,165 in 1st Quarter 1996. This increase reflected both an increase in quantity of notes receivable purchased by the Company and a decreased loan-to-value ratio of notes receivable purchased by the Company. The Company believes that the latter increase gave rise to a more assertive legal defense by borrowers attempting to preserve their collateral, thereby increasing the Company's legal expense. Direct collection expenses relating to credit reports and repossession fees, decreased by $126 or 0.04%, to $290,651 for 1st Quarter 1997 from $290,525 for 1st Quarter 1996. This decrease reflected economies of scale resulting from the growth in size of the Company's portfolio.

    Provisions for loan losses decreased by $110,714 or 54%, to $96,012 for 1st Quarter 1997 from $206,726 for 1st Quarter 1996. This decrease reflected the improved performance in 1st Quarter 1997 of certain notes receivable. Bad debt expense expressed as a percentage of gross notes receivable during 1st Quarter 1997 and 1st Quarter 1996, as of the last day of the appropriate quarter, was approximately 0.1 % and 0.2 %, respectively.

     Interest expense increased by $64,235 or 3%, to $1,955,355 in 1st Quarter 1997 from $1,891,120 in 1st Quarter 1996. Total debt was $79,874,972 as of March 31, 1997 as compared with $68,618,969 as of March 31, 1996, which was substantially offset by a reduction of 460 basis points in the weighed average interest rate. Total debt includes Senior Debt, debentures, lines of credit and loans from affiliates.

     Service fees decreased by $184,922 or 85%, to $31,395 in 1st Quarter 1997 from $216,317 in 1st Quarter1996. This decrease resulted from a reduction in service fees negotiated with the Company's Senior Debt lender in June 1996, and the elimination of service fees negotiated with the Company's Senior Debt lender effective February 28, 1997.

     Operating loss increased by $92,883 or 98%, to $187,417 in 1st Quarter 1997 from $94,534 in 1st Quarter 1996. This decrease resulted primarily from the reduction in interest income upon notes receivable which was only partially offset by the increase in purchase discount earned, the reduction of service fees, the improved performance and the resolution of notes receivable.

     Loss before taxes increased by $92,883 or 98%, to $187,417 in 1st Quarter 1997 from $94,534 in 1st Quarter 1996. Net loss increased by $92,883 or 98%, to $187,417 in 1st Quarter 1997 from $94,534 in 1st Quarter 1996, for the reasons described above.


Liquidity and Capital Resources

     General. During 1st Quarter 1997, the Company purchased notes receivable with a face value of $7,359,655 at a cost of $5,851,515 as compared with purchases of no notes receivable during 1st Quarter 1996. The Company believes that this increase reflected increased market opportunities, the reduction in the Company's cost of funds, redirection to private negotiated purchases from independent financial institutions from the FDIC/RTC competitive bid auctions, the re-organization of the Company's senior management during the 1st Quarter 1996 and the increased name recognition of the Company achieved by the hiring of a public relations firm in the fourth quarter on 1996.

     During 1st Quarter 1997, the Company renegotiated its credit arrangements with its senior lenders thereby reducing its cost of funds and increasing its price competitiveness. See "- General - Cost of Funds". All of the loans acquired by the Company during 1996 were acquired after the second quarter. The Company believes that the redirection of its marketing efforts and the reduction in its cost of funds has enhanced its competitiveness.

     The Company's portfolio of notes receivable at March 31, 1997 had a face value of approximately $113.3 million and net of joint venture participation, purchase discount and allowance for loan losses, had net notes receivable of approximately $73.2 million. The Company's portfolio of notes receivable at March 31, 1996 had a face value of approximately $105.7 million and had net notes receivable of approximately $60.1 million. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral.

     During 1st Quarter 1997, the Company used cash in the amount of $2,653,586 in its operating activities primarily for interest expense, ordinary litigation expense incidental to its collections and for the foreclosure and improvement of OREO and overhead. The Company used $5,776,840 in its investing activities, primarily for the purchase of notes receivable which was only partially offset by principal collections of $5,207,348 upon its notes receivable, resulting in a net use of $569,492 in investing activities. The amount of cash used in operating and investing activities was funded by $4,419,834 of net cash provided by financing activities, primarily from a net increase in Senior Debt of $7,813,050. The above activities resulted in a net increase in cash during 1st Quarter 1997 of $1,196,756.

     In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures, at the end of 1st Quarter 1997 and 1st quarter 1996, the Company held OREO having a net realizable value of $6,325,978 and $5,318,201, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or fair market value. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it believes such sales to be economically beneficial. Management believes that the net increase in OREO Properties held as inventory at March 31, 1997 is not material to the operations of the Company.

     On March 31, 1997, the Company held no automobile inventory. Management believes that any additional automobile inventory acquired in the ordinary course of business from the Company's remaining automobile loans will be sold. The Company has ceased to purchase notes receivable secured by automobiles. Approximately $562,000 or 0.5 % of the Company's gross loan portfolio at March 31, 1997 was secured by automobiles.

     On March 31, 1996, the Company held as inventory automobiles having a net realizable value of $279,036 which it obtained through repossessions. Such automobiles were recorded in the financial statements of the Company at the lower of cost or fair market value.

     Management believes that the Company's existing cash balances, credit lines, and anticipated cash flow from operations will provide sufficient working capital resources for its anticipated operating needs. The Company has negotiated with its Senior Debt lender a modification of the terms of its funding of cash flows for operation, which may improve cash flows. See "Cash Flow from Financing Activities". The modifications permit the Company to retain operating cash flows in connection with budgeted expenditures to operate the Company after the current principal, interest and escrow obligations are met. Funds remaining after such obligations have been met are used first to fund the Company's budgeted operating cash flows, and then to fund certain reserve agreements, with any remaining funds to be applied toward the prepayment of Senior Debt.


Cash Flow From Operating and Investing Activities

     Substantially all of the assets of the Company are invested in its portfolio of notes receivable. The Company's primary source of cash flow for operating and investing activities is collections on notes receivable.See -
"General". At March 31, 1997, the Company had cash, cash equivalents and marketable securities ofapproximately $2.1 million. Management believes that sufficient cash flow from the collection of notes receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of notes receivable, the bulk sale of performing loan portfolios, continued modifications to the secured debt credit agreements or additional borrowing, to repay the current liabilities arising from operations and to repay the long term indebtedness of the Company.

     From time to time, the Company seeks merger and acquisition opportunities of companies in the specialty financing industry. The Company through its wholly owned subsidiary Liberty Lending Corporation ("Liberty"), recently entered into a letter of intent (the "Letter of Intent") with K Mortgage Corporation ("K"), an originator of certain classes of Federal Housing Administration
mortgages   ("Qualified Products"). The Company  believes that this transaction will enable Liberty, subject to receipt of appropriate licenses and other contingencies, to integrate K's existing network of mortgage brokers, Realtors and potential home buyers as well as its remaining infrastructure, thereby accelerating Liberty's entry into the mortgage loan origination industry. Pursuant to the Letter of Intent, Liberty will acquire the right to certain trademarks associated with K's business, enter into an employment agreement with a two year term and a one year renewal term with one principal of K and into consulting agreements with five year terms with the three additional principals of K. In exchange, Liberty will pay to such principals an aggregate of 50% of its Gross Profits (as defined in the Letter of Intent) on all Qualified Products brought to the Company by such principals, payable quarterly for five years, assume certain scheduled liabilities of K, not to exceed $350,000, which amount shall be credited against the Gross Profit payments due to such principals, and pay to the principal retained as an employee a salary of $104,000 per annum plus benefits. The Company is currently completing its due diligence and expects to complete this transaction during the third quarter of 1997. While, the Company does not have a commitment to purchase any other companies, management is in the process of reviewing certain opportunities. Depending upon circumstances this may not cause the Company to incur additional capital expenditures, outside the acquisitions of additional notes receivable. Although the Company from time to time engages in discussions and negotiations with respect to acquisitions, except as discussed herein, it currently has no agreements with respect to any material acquisition.


Cash Flow From Financing Activities

     Senior Debt. As of March 31, 1997, the Company and its wholly owned subsidiaries owed an aggregate amount of approximately $77.3 million, under twenty five loans, from a financial institution.

     The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest at variable rates ranging from prime rate to 1.75% over the prime rate. The accelerated payment provisions are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt; the second requires a further amount to be applied toward additional principal reduction from available cash after scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the minimum scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow available to the Company.

     The Company has negotiated with its Senior Debt lender to eliminate service fees, reduce the interest rates and increase the portion of collections retained by the Company for operations after payment of its contractual principal, interest and escrow payments, rather than applied to payment of its Senior Debt. Management believes this may reduce periods of irregular cash flows, however, there can be no assurance that the Company will not encounter periods of cash flow shortages. See "- General - Cost of Funds".

     Certain of the Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The restricted cash is maintained in a interest bearing account, with its Senior Debt lender. Restricted cash may be accessed by the lender only upon the Company's failure to meet the minimum monthly payment due if collections from notes receivable securing the loan are insufficient to satisfy the installment due. Historically, the Company has not called upon these reserves. The aggregate balance of restricted cash in such accounts was $706,767 on March 31, 1997 and $828,845 on December 31, 1996. During 1st Quarter 1997, in an effort to expedite the new portfolio acquisitions, the Company was permitted by its Senior Debt lender to use $196,672 of the reserve funds for a deposit upon a future acquisition, and which deposit was recorded as "other assets" upon the financial statements. The Company redeposited the amount in the reserve fund immediately upon financing of the new deal.

     Lines of Credit. This credit facility provides the Company the ability to borrow a maximum of approximately $1,500,000 at a rate equal to the bank's prime rate plus two percent per annum. Principal repayment of the lines are due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the lines of credit as of March 31, 1997 and 1996, were $873,079 and $701,775, respectively. Advances made available to the Company by its Senior Debt lender were used to satisfy senior lien positions and fund property repair costs in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding lines of credit and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has an agreement in principal with its Senior Debt lender to increase this credit facility to cover additional properties foreclosed upon by the Company which the Company may be required to hold as rental property to maximize its return. Historically the Senior Debt lender has provided extensions and the Company believes the Senior Debt lender will continue to do so.

     Harrison First Corporation 12% Debentures. In connection with the acquisition of a loan portfolio during 1995, the Company offered to investors $800,000 of subordinated debentures. As of each of March 31, 1997 and March 31, 1996, $555,000, of these debentures were outstanding. The Harrison 1st 12%
Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over three years in ten equal quarterly installments of $22,200 commencing September 30, 1997 with the remaining balloon payment of $333,000 due June 30, 2000. The Harrison 1st 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

     12% Debentures. In connection with the acquisition of a loan portfolio during 1994, the Company offered to investors $750,000 of subordinated debentures. As of March 31, 1997 and March 31, 1996, $484,687 and $646,250,
respectively, of these debentures were outstanding. The 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over four years in sixteen equal installments of $44,062 which payments commenced on March 31, 1996. The 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

Item 1.  Legal Proceedings
                  None

Item 2.  Changes in Securities
                  None

Item 3.  Defaults Upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
                  None

Item 5.  Other Information
                  None


Item 6.  Exhibits and Reports on Form 8-K.

(a)                          EXHIBIT TABLE
          Exhibit
          No.                Description
         3(a)                Restated Certificate of Incorporation. Previously
                             filed with, and incorporated by reference to, the Company's 10-KSB, filed with the Commission on December 31, 1994.

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

        10(f) Letter of Intent between K Mortgage Corporation and Liberty Lending Corporation.

(b)      No reports on Form 8-K were filed during the first quarter of 1997.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 1997                                FRANKLIN CREDIT MANAGEMENT
                                                   CORPORATION


                                             By:    THOMAS J. AXON
                                                    Thomas J. Axon
                                          President and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                  Date

THOMAS J. AXON        President, Chief Executive Officer     May 15, 1997
Thomas J. Axon        and Director
                      (Principal executive officer)


FRANK B. EVANS, Jr.   Vice President, Treasurer,             May 15, 1997
Frank B. Evans, Jr.   Chief Financial Officer and Director
                      Secretary (Principal financial and accounting officer)



JOSEPH CAIAZZO        Vice President, Chief Operating        May 15, 1997
Joseph Caiazzo        Officer and Director

Exhibit 11

Computation of earnings per share first quarter 1996.
                                                                  Restated for
                                                                    effect of
                         No. Of Shares      Weight                 stock split
12/31/95 Common Stock      5,503,896
         O/S warrants        137,674
                           5,641,470        50.00%   2,820,735      564,147.0

3/31/96  Common stock      5,503,896
         O/S warrants        127,349
         warrants exercised   10,225
                           5,641,470        50.00%   2,820,735      564,147.0

         Weighted average number of shares           5,641,470      1,128,294


Earnings per Common share:
     Net loss               $94,534                     $0.02          $0.08

                                   Page 22

Exhibit 11

Computation of earnings per share first Quarter 1997.
                                                                  Restated for
                                                                    effect of
                            No. Of Shares      Weight              stock split
12/31/96 Common stock         5,503,896
         O/S warrants
        (Extended for 1 year)   110,133
         Stock options          209,500
                              5,823,529         50.00%   2,911,765   582,352.9

3/31/97  Common stock         5,503,896
         O/S warrants
        (Extended for 1 year)   110,133
         Stock options          209,500
                              5,823,529         50.00%   2,911,765   582,352.9

             Weighted average number of shares           5,823,529   1,164,706


Earnings per Common share:
         Net loss              $259,271                     $0.04      $0.22

                                   Page 23

Exhibit 10(f)
                                LETTER AGREEMENT

     The parties, K Mortgage Corporation ("K") and Liberty Lending Corporation ("Liberty") agree as follows:

     1. On or prior to the effective date of this agreement, K shall deliver to Liberty any and all training manuals, brochures, proprietary software, methodologies and any other materials in its possession or control concerning the processing, underwriting and similar materials relative to 203(k) lending and processing.

     2. Subject to K's compliance with its obligations under paragraphs 1, 3 and 11 hereof, as well as the due execution and delivery to Liberty of the agreements described in paragraph 7 hereof, Liberty shall assume those liabilities of K described in Schedule "A" annexed hereto. However, Liberty's liabilities under Schedule "A" shall not exceed $350,000 and such $350,000 shall be deemed an advance against the first profit distributions due K's principals pursuant to paragraph 5 hereof. Liberty's undertakings thereunder are intended solely for the benefit of K and nothing in this agreement is intended, nor shall be construed, to give any of the creditors of K, including those listed in Schedule "A" any right of action or claim against Liberty. K reserves the right, but not the obligation, to undertake in negotiations with various creditors listed in Schedule "A", and shall direct Liberty to make payments directly to such creditors as agreements to satisfy such liabilities are made. Liberty agrees to make such directed payments within seven days of receiving directions from K.

     3. On or prior to the effective date of this agreement, K shall transfer the right to use the name, logo and trademarks associated with "K Mortgage".

     4. Liberty agrees to use its best and reasonable efforts to process all 203(k), 203(b), Title I, HIML, CHIML and Small Project Program mortgages, collectively known as the Qualified Products, wherever originated, as well as any other mutually agreed upon Qualified Products brought to Liberty by the K principals such that the revenue generated by the Qualified Products will be computed as part of the gross profit formula stated herein.

     5. Subject to their due execution and delivery to Liberty of the agreements described in paragraph 7 hereof, the principals of K shall be entitled to a payout equal to fifty (50%) percent of the Gross Profits derived from Qualified Products including pooling, servicing, inspection fees, etc. or any other mutually agreed upon Qualified Product, based on the following:

          A. Gross Profit shall equal Gross Revenue minus (i) those direct costs described on Schedule "B" hereto, (ii) one (1%) percent of the gross dollar originations of Qualified Products, (iii) reserves required to be maintained by Liberty under applicable laws, regulations or industry standards and (iv) losses resulting from the sale of loans for less than Liberty's cost to originate same.

          B. The Payout to K's principals shall aggregate fifty (50%) percent of the Gross Profit.

          C. The Payout Period shall begin on the first day of the calendar quarter immediately following the effective date of this agreement and shall extend for a period of five years.

          D. The Payout shall occur on an annual basis, with estimated quarterly Payouts made based on Liberty's internal non-audited financial statements. The first four such quarterly Payouts shall be in the amount of twenty (25%) percent of the amount then due to K. Liberty and K agree to evaluate the cash flow characteristics of such Payouts and adjust the quarterly Payout percent upward from twenty (25%) percent as warranted. The balance Payments shall be made by Liberty to the K principals within thirty days of the completion of Liberty's audited annual financial statements, but no later than April 30th of each year.

           E.  Liberty shall supply quarterly financial reports to K.

           F. The parties agree any operating losses resulting from the calculation of the formula above shall be carried forward until recovered by Liberty.

           G. The parties agree any proposed change in the formula or its components must be mutually agreed upon.

     6. K Mortgage agrees to indemnify and hold Liberty harmless for any claims, liabilities and expenses to third parties (including the liabilities to K's creditors not expressly assumed by Liberty under paragraph 2 above) resulting from the consummation of the transactions contemplated by this agreement.

     7. (a) On or prior to the effective date of this agreement, each of Peter Ragan, Thomas R. Shane and Michael B. Shane shall execute a consulting agreement with Liberty pursuant to which it shall agree to be available from time to time to consult with, and not to compete with, Liberty in connection with Qualified Products during the five year Payout Period. Liberty shall supply drafts of such agreements to K within 14 days.

          (b) Additionally, Liberty and James Ragan shall execute an employment agreement for two years with an option for Liberty to extend the employment for an additional one year thereafter, at a minimum of $104,000 per annum salary plus a car, health insurance and all other benefits afforded other Liberty employees. The employment agreement shall also contain James Ragan's agreement not to compete with Liberty in connection with Qualified Products during the five year Payout Period. Liberty shall supply a draft of such agreement to K within 14 days.
                              Page 25

          (c) The consideration for their obligations under the foregoing consulting agreements, each of Peter Ragan, Thomas R. Shane and Michael B. Shane or their nominees shall be entitled to 25% of the Payout described in paragraph 5 above. As additional consideration for his undertakings contained in the employment agreement, James Ragan shall be entitled to 25% of the Payout described in paragraph 5 above.

     8. K can, at its expense no more than once a year, and upon reasonable notice, conduct an audit of Liberty's books and records.

     9. Given the asset nature of this transaction, the parties agree no further due diligence is required to proceed based on this letter agreement. However, Liberty shall have the right to conduct due diligence prior to the effective date of this agreement to verify the accuracy of the representations made in paragraph 12 hereof as of such effective date.

     10. The parties agree to bear its own costs in connection with this agreement.

     11. The effective date of this agreement shall be the day following Liberty's becoming approved as a New York Mortgage Banker and its authorization from HUD to originate Qualified Products. K represents that Liberty's New York Mortgage Banking license will be obtained within 60 days from the date of this agreement and that Liberty's HUD license will be obtained within 60 days of Liberty's filing for such HUD license. Liberty agrees to file for its HUD license immediately upon obtaining its first mortgage banking license from any state. K acknowledges its receipt of copies of Liberty's application to the New York and Connecticut State Banking Departments and Liberty's unfilled HUD application.

     12. K makes the following representations to Liberty, all of which representations shall be true and complete as of the effective date of this agreement:

          (a) All existing material contracts and arrangements between k and its sources of business (e.g., The Bank of New York, sales persons, brokers) are in full force and effect and K has no knowledge of the existence of any facts, cause or condition which will lead to the termination of any such arrangements;

          (b) During the months of January, February and March, 1997, K has originated approximately $10,500,000 of Qualified Product loans;

          (c) During the month of April, 1997, K has originated approximately $1,000,000 of Qualified Product loans;

          (d) As of this day, K has no loans in inventory which it has closed more than 10 days prior to the date hereof;

          (e) K has no knowledge of the existence of any facts, cause or condition which will lead to a decrease in the volume of 203(k) loan originations; and

          (f) K has no knowledge of the existence of any claims, liabilities, lawsuits or governmental proceedings asserted or pending against it which K has not expressly disclosed to Liberty, in writing signed by K's principals.

     The parties hereto sign and seal this agreement this ninth day of May, 1997.


Liberty Lending Corporation                        K Mortgage Corporation


By:   Marcia B. Vacacela                             By:   James Ragan
   Marcia Vacacela, President                         James Ragan, President

                                Schedule "A"





This schedule will be supplied to K and Liberty upon its availability.




































_MV_ Initial (Liberty)    _JR_ Initial (K Mortgage)

                                 Schedule "B"

     1.       Interest cost of debt

     2.       Salaries and associated payroll taxes and expenses

     3.       Company fringe benefits, inclusive of auto insurance

     4.       All travel and entertainment expenses

     5.       Actual or allocated rent expense

     6.       Legal and account expenses

     7.       Supplies, equipment, postage and messenger expense

     8.       Marketing and public relation expense

     9.       Insurance and surety expense

    10.       Underwriting losses and/or loan loss reserves

    11. Any other identifiable direct cost associated with originations of Qualified Products.

    12. Any monetary costs or losses caused in seeking recourse to K based on its indemnification of Liberty and representations to Liberty under this agreement.














_MV_ Initial (Liberty)     _JR_ Initial (K Mortgage)