Form 10QSB
period 1997-06-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 1997-08-15
CIK 831246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT Of 1934
                  For the quarterly period ended June 30, 1997

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




Delaware
(State or other jurisdiction of incorporation or organization)

75-2243266
(I.R.S. Employer Identification No.)




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


         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
 distribution of securities under a plan confirmed by a court.   Yes X   No


         As of August 15, 1997, 1,102,077 shares of the issuer's Common Stock, par value $.01 per share were outanding.

                     FRANKLIN CREDIT MANAGEMENT CORPORATION


                                   FORM 10-QSB

                                  JUNE 30, 1997


                                 C O N T E N T S


PART I.                    FINANCIAL INFORMATION                         Page

Item 1.  Financial Statements

    Consolidated Balance Sheets June 30, 1997 (unaudited)
    and December 31, 1996                                                 3

    Consolidated Statements of Income (unaudited) for the three months
    and six months ended June 30, 1997 and 1996                           4

    Consolidated Statement of Cash Flows (unaudited) for the six months
    ended June 30, 1997 and 1996                                          5

    Consolidated Statements of Stockholders' Equity                       6

    Notes to consolidated Financial Statements                         7-12


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                    13-21



PART II.                            OTHER INFORMATION

Item 1.  Legal Proceedings                                               21

Item 2.  Changes in Securities                                           21

Item 3.  Defaults Upon Senior Securities                                 21

Item 4.  Submission of Matters to a Vote of Security Holders             21

Item 5.  Other Information                                               22

Item 6.  Exhibits and Reports on Form 8-K                                22

SIGNATURES                                                               23

Item 1.  Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

CONSOLIDATED BALANCE SHEETS
                                             30-Jun-97              31-Dec-96
ASSETS                                       (unaudited)             (audited)
-------------------------------------------------------------------------------            -----------------
Cash                                        $  3,112,766           $  1,967,964
Restricted cash                                  966,103                828,845

Notes Receivable:
    Principal amount                         129,692,730            113,610,782
    Joint venture participations                (345,028)              (360,395)
    Purchase discount                        (21,242,608)           (18,160,403)
    Allowance for loan losses                (30,077,585)           (23,604,810)
                                             -----------            -----------
       Net notes receivable                   78,027,509             71,485,174

Accrued interest receivable                      984,036              1,132,370
Other real estate owned                        9,566,536              4,737,085
Other receivables                              5,230,479                421,392
Other assets                                   2,335,024                704,695
Building, furniture & fixtures, net              624,368                640,749
Deferred financing costs                       1,263,016              1,358,874
                                             -----------            -----------
                                            $102,109,837            $83,277,148
                                             ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

Liabilities:
    Accounts payable and accrued
       expenses                             $  2,414,682          $   1,874,267
    Lines of credit                              564,721                583,916
    Notes payable                             90,424,931             73,538,865
    Subordinated debentures                      991,875              1,025,000
    Notes payable, affiliates and
       stockholders                              216,159                373,218
    Deferred income taxes                      2,862,928              1,778,862
                                              ----------            -----------
          Total liabilities                   97,475,297             79,174,128

Commitments and contingencies

Stockholder's Equity:
    Common Stock, $.01 par value,
      10,000,000 authorized shares,
      issued and outstanding 1997 and 1996:
        1,102,077                                 11,022                 11,022
    Additional paid-in capital                 6,534,113              6,534,113
    Accumulated deficit                       (1,910,596)            (2,442,115)
                                             -----------            -----------
      Total stockholders' equity               4,634,539              4,103,020
      Total liabilities and                  -----------            -----------
          stockholders' equity              $102,109,837            $83,277,148
                                             ===========            ===========

See Notes to Consolidated Financial Statements.

Item 1.  Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENTS OF INCOME
Period ended June 30, 1997 and 1996
                               Three Months Ended          Six Months Ended
                             30-Jun-97   30-Jun-96      30-Jun-97    30-Jun-96
                            (unaudited) (unaudited)    (unaudited)  (unaudited)
--------------------------------------------------------------------------------
Revenue:
  Interest income            $1,885,284  $1,368,371     $3,160,548  $3,177,050
  Purchase discount earned    1,511,606   1,800,958      3,094,831   3,089,586
  Gain on sale of
     loan portolfios            973,337     977,519        973,337     977,519
  Gain on sale of
     other real estate owned    649,172      21,824        683,439      36,563
  Other                          53,990      72,445        122,386     169,142
                             ----------  ----------     ----------  ----------
                              5,073,388   4,241,117      8,034,540   7,449,860
                             ----------  ----------     ----------  ----------
Operating expenses:
    Interest Expense          2,168,449   1,896,131      4,123,804   3,787,251
     Collection, general
     and administrative       1,185,654     940,875      2,180,530   1,815,265
    Provision for loan losses     7,841     233,465        103,853     440,191
    Banking service fees            -       (19,803)        31,395     196,514
    Amortization of deferred
      financing costs           254,070     237,711        309,329     336,639
    Depreciation                 15,672      17,598         31,344      33,394
                             ----------  ----------     ----------  ----------
                              3,631,687   3,305,977      6,780,256   6,609,254
                             ----------  ----------     ----------  ----------
     Operating income (loss)  1,441,701     935,140      1,254,284     840,606
                             ----------  ----------     ----------  ----------
    Provision for
    income taxes               (722,765)   (120,358)      (722,765)   (120,358)          -       (120,358)
                             ----------  ----------     ----------  ----------
       Net income (loss)     $  718,936  $  814,782     $  531,519  $  720,248
                             ==========  ==========     ==========  ==========


Earnings per common share:

    Net income (loss)        $    0.62   $   0.71       $    0.46   $   0.63
                             ----------  ----------     ----------  ----------
Weighted average number
  of shares outstanding       1,164,706   1,140,696      1,164,760   1,140,696
                             ==========  ==========     ==========  ==========

See Notes to Consolidated Financial Statements.

Item 1.  Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENT OF CASH FLOWS
Fiscal Six Months ended June 30, 1997 and 1996
                                                   30-Jun-97       30-Jun-96
                                                  (unaudited)     (unaudited)
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income (loss)                              $    531,519     $   720,248
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation, depletion, amortization              340,673        370,033
    Purchase discount earned                        (3,094,831)    (3,126,149)
    (Gain)Loss on sale of assets                      (973,337)
    Provision for loan losses                          103,853        440,191
    Deferred tax provision (benefit)                                   52,171
    Changes in assets and liabilities:
      (Increase) decrease in:
         Accrued interest receivable                   194,027         (6,716)
         Accounts receivable                            28,386        (17,923)
         Inventory repossessions                    (2,689,979)    (1,825,334)
         Other assets                                 (725,824)       (97,085)
      Increase (decrease) in:
         Accounts payable and accrued expenses         353,162        691,977
         Due to affiliates                             (82,227)       126,993
         Income tax payable                            722,765         19,600
                                                   ------------    -----------
           Net cash used in operating activities    (5,291,811)    (2,651,994)

Cash Flows From Investing Activities
  Purchase of property and equipment                  (272,357)         25,565
  Purchase of notes receivable                     (17,820,766)     (2,869,874)
  Principal collections on notes receivable         14,913,235      16,590,634
  Foreclosures on Real Estate                       (2,041,230)
  Joint venture participation                          (18,629)       (55,728)
  Acquisition fees paid                                (33,063)       (61,091)
  (Increase) in restricted cash                       (137,258)       (66,058)
                                                  ------------    -----------
          Net cash used in investing activities     (5,410,068)    13,563,448
Cash Flows From Financing Activities
  Payments on debenture notes payable                  (33,125)      (117,500)
  Capital contributions                                   -           428,516
  Proceeds from lines of credit                        388,608        652,441
  Payments on lines of credit                         (407,803)      (916,357)
  Proceeds from long-term debt                      23,361,039       2,850,902
  Principal payments of long-term debt             (11,462,039)    (13,998,576)
                                                  ------------     -----------
       Net cash provided by financing activities    11,846,680     (11,100,574)
                                                  ------------     -----------
          Net increase (decrease) in cash            1,144,801        (189,120)

Cash:
   Beginning                                         1,967,965       1,335,800
                                                  ------------     -----------
   Ending                                          $ 3,112,765     $ 1,146,680
                                                  ============     ===========

See Notes to Consolidated Financial Statements.

Item 1. Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           Common Stock    Additional   Retained
                        ------------------   Paid-In    Earnings
                        Shares     Amount    Capital    (Deficit)     Total
-------------------------------------------------------------------------------
Balance,
   December 31, 1995   5,503,896  $55,040  $6,470,952  $(3,271,268) $3,254,724
  Conversion of
     warrants             10,225      102      20,348         -         20,450

  One-for-five reverse
     stock split      (4,411,297) (44,113)     44,113         -           -

  Purchase of fractional
    shares in connection
      with reverse
       stock split         (747)       (7)     (1,300)        -         (1,307)

  Net income                                               829,153     829,153
                      ---------------------------------------------------------
Balance,
   December 31, 1996   1,102,077   11,022   6,534,113   (2,442,115)  4,103,020

  Net loss                                                 531,519     531,519
                      ---------------------------------------------------------
Balance,
   June 30, 1997       1,102,077  $11,022  $6,534,113  $(1,910,596) $4,634,539
                      =========================================================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Nature of Business and Significant Accounting Policies

Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

Nature of business

Franklin Credit Management Corporation (the "Company"), incorporated under the laws of the State of Delaware, acquires non-performing, non-conforming and sub-performing notes receivable, promissory notes, and real estate from financial institutions, mortgage and finance companies and the Federal Deposit Insurance Corporation ("FDIC"). The Company services and collects such notes receivable through enforcement of terms of the original note, modification of original note terms, and, if necessary, liquidation of the underlying collateral.

In January,  1997 a new wholly owned  subsidiary,  Liberty  Lending  Corp.
("Liberty") was formed to originate or purchase, through wholesale agreements with correspondents, sub-prime residential mortgage loans to individuals whose borrowing needs are generally not being served by traditional financial institutions. Liberty is currently licensed as a mortgage banker in the states of Connecticut, Massachusetts, and Florida. Additionally Liberty has received approval from the US Housing and Urban Development ("HUD") Administration to originate Federal Housing Administration ("FHA") Title II loans. Liberty's application for the New York State mortgage banking license is currently pending approval with the New York State Banking Commissioner.

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

Basis of consolidation

The consolidated financial statements include the accounts of the Company and wholly-owned subsidiaries controlled by the Company. By terms outlined in the various agreements that are in effect, the Company is specifically afforded full power and authority on behalf of its subsidiaries to manage, control, administer and operate the business and affairs of the subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Statement of Cash Flows

For purposes of reporting cash flows, the Company includes all cash accounts (excluding restricted cash) and money market accounts held at financial institutions. The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__

Notes Receivable and Income Recognition

The Company's notes receivable portfolio consists primarily of secured consumer and real estate mortgage loans purchased from financial institutions, mortgage and finance companies and the FDIC. Such notes receivable are generally non-performing or under-performing at the time of purchase and accordingly are usually purchased at a substantial discount from the principal balance remaining.

Notes receivable are stated at the amount of unpaid principal, reduced by the purchase discount and an allowance for loan losses. The Company has the ability to hold its notes receivable until maturity, payoff, liquidation of collateral or sale.

On January 1, 1995,  the Company  adopted  Statement of Financial  Accounting
Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The method utilized by the Company to measure impairment of notes receivable prior to the adoption of Statement No. 114 was essentially equivalent to the method prescribed by Statement No. 114. The effect of adopting Statement 114 was not significant to the operations of the Company based on the composition of the notes receivable in the company's portfolio. Impaired notes are measured based on the present value of expected future cash flows discounted at the note's effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is secured.  A note  receivable  is impaired when it is probable the
Company will be unable to collect all contractual   principal  and  interest
payments  due  in  accordance  with  the  terms  of  the  note  agreement.
Approximately 17% of the Company's note receivable portfolio consists of smaller balance, homogeneous notes receivable which are collectively evaluated for impairment and approximately 83% consists of larger balance notes receivable secured by real estate which are individually evaluated for impairment.

In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the simple-interest method.

Accrual of interest on notes receivable, including impaired notes receivable, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Subsequent recognition of income occurs only to the extent payment is received subject to management's assessment of the collectibility of the remaining interest and principal. A non-accrual note is restored to accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt. Past due interest is recognized at that time.

Loan purchase discount is amortized to income using the interest method over the period to maturity. The interest method recognizes income by applying the effective yield on the net investment in the loans to the projected cash flows of the loans. Discounts are amortized if the projected payments are probable and the collection and the timing of such collections is reasonably estimable. The projection of cash flows for purposes of amortizing purchase loan discount is a material estimate which could change significantly in the near term. Changes in the projected payments are accounted for as a change in estimate and the periodic amortization is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


prospectively adjusted over the remaining life of the loans. Should projected payments not exceed the carrying value of the loan, the periodic amortization is suspended and either the loan is written down or an allowance for uncollectability is recognized.

Allowance for loan losses

The allowance for loan losses, a material estimate which could change significantly in the near-term, is initially established by an allocation of the notes purchase discount based on management's assessment of the portion of purchase discount that represents uncollectible principal. Subsequently, increases to the allowance are made through a provision for loan losses charged to expense and the allowance is maintained at a level that management considers adequate to absorb potential losses in the Company's portfolio of notes receivable.

Management's judgment in determining the adequacy of the allowance is based on the evaluation of individual notes receivable within the Company's portfolio, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. Notes receivable, including impaired notes receivable, are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely based on a note-by-note review. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, when considered necessary.

The Company's real estate notes receivable are collateralized by real estate located throughout the United States with a concentration in the Northeast and California. Accordingly, the collateral value of a substantial portion of the Company's real estate notes receivable and real estate acquired through foreclosure is susceptible to changes in market conditions.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on notes receivable, future additions to the allowance or write-downs may be necessary based on changes in economic conditions.

Other real estate owned

Other real estate owned ("OREO") consists of properties acquired through, or in lieu of, foreclosure or other proceedings or portfolio acquisitions, and is initially recorded at fair market value at the date of foreclosure which establishes a new cost basis. After foreclosure, the properties are held for sale and are carried at the lower of cost or fair market value less estimated costs of disposal. Any write-down to fair market value, less cost to sell, at the time of acquisition is charged to the allowance for loan losses. Subsequent write-downs are charged to operations based upon management's continuing assessment of the fair market value of the underlying collateral. Property is evaluated regularly to ensure that the recorded amount is supported by current fair market values and valuation allowances are recorded as necessary to reduce the carrying amount to fair market value less estimated cost to dispose. Revenue and expenses from the operation of OREO and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


property are capitalized, subject to the limit of fair market value of the collateral, while costs relating to holding the property are expensed. Gains or losses are included in operations upon disposal.

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

Mortgage servicing rights

The Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," on January 1, 1996.
Statement No. 122 requires an entity which acquires mortgage servicing rights through either purchase or origination of mortgage loans and subsequent sale or securitization with servicing rights retained, to allocate the total cost of the mortgage loans, proportionately, to the mortgage servicing rights and the loans based on the relative fair value. The servicing rights capitalized are amortized in proportion to and over the period of estimated net servicing income, including prepayment assumptions based upon the characteristics of the underlying loans. Capitalized servicing rights are periodically assessed for impairment based on the fair value of the rights with any impairment recognized through a valuation allowance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Recent accounting pronouncements

The Financial Accounting Standards Board has issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. This Statement provides financial reporting standards for the derecognition and recognition of financial assets, including the distinction between transfers of financial assets which should be recorded as sales and those which should be recorded as secured borrowings. Certain provisions of Statement No. 125 are effective beginning January 1, 1997, while other provisions are effective January 1, 1998. The Company has adopted Statement No. 125 for transfers and servicing of financial assets and extinguishment of liabilities during the year ended December 31, 1997.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February, 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Company's 1997 year-end financial statements. The Company's management has determined that this standard will have no impact on the Company's computation or presentation of net income per common share.

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

         Loan and OREO Acquisitions. The Company purchased nine portfolios of notes receivable, with an aggregate face value of $35,365,660 and a purchase price of $17,503,609 or 49.5% of aggregate face value, and one portfolio of OREO with a purchase price of $3,911,840 during the six months ended June 30, 1997, as compared with purchases of three portfolios of notes receivable with an aggregate face value of $8,887,949 for an aggregate purchase price of $5,576,135 or 62.7% of aggregate face value, and no portfolios of OREO, during the six months ended June 30, 1996. The Company believes that this 441% increase in OREO and notes receivable acquisitions during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 reflects the more competitive bids submitted by the Company as a result of the reduction in its cost of funds. See"-Cost of Funds." Acquisitions of were funded through term debt facilities from a financial institution (the "Senior
Debt") of $21,415,449 and $5,576,135, during the six month periods ended June 30, 1997 and 1996, respectively. Total Senior Debt funding capacity was approximately $100 million at June 30, 1997, of which approximately $90 million had been drawn down as of such date. As of June 30, 1997 approximately
$13 million of Senior Debt had been syndicated by the Senior Debt lender to other participating banks. The Senior Debt lender has verbally informed the Company that it will not deem such syndicated amounts as outstanding for purposes of determining availability under the Company's agreement with such lender. As a result, under the current senior debt agreement FCMC has approximately $23 million available at the prime rate to purchase additional loan portfolios.

         The Company believes these acquisitions will increase the level of operating income during future periods. During the initial period following acquisitions, the Company incurs the carrying costs of the related Senior Debt and administrative costs of new portfolios. Payment streams are only generated once the loans are incorporated into the Company's computerized loan tracking system and contact is made with the borrower. Non-performing loans generate payment streams once such loans are restructured or collection litigation is settled or successfully concluded.

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

         Cost of Funds. The Company's cost of funds on Senior Debt during the six months ended June 30, 1997 decreased as compared with previous periods. As of June 30, 1997, the Company had Senior Debt of approximately $90 million. The Senior Debt accrues interest at a variable rate based upon the prime rate.

         The weighted average interest rate on borrowed funds for the Senior Debt decreased by approximately .49% to approximately to 10.07% for the six months ended June 30, 1997 from 10.56% for the six months ended June 30 1996. Management believes that any future decreases in the prime rate will positively impact the net income of the Company while increases may be expected to negatively impact such net income.

         In March, 1997, the Company renegotiated its interest rates with the Senior Debt lender effective February 28, 1997. Senior Debt incurred to finance portfolio acquisitions after December 31, 1996, will bear interest at the prime rate. Additionally, in March 1997 the Senior Debt lender agreed to a .375% reduction in the interest rate on all Senior Debt outstanding to the prime rate plus 1.75% from the prime rate plus 2.125%.

         During the six months ended June 30, 1997 and 1996 the Company incurred additional financing costs in the form of service fees and loan commitment fees. The service fees were calculated as a percentage of gross collections on four specific portfolios while loan commitment fees are points based upon origination of Senior Debt. During March 1997 the Company negotiated the prospective elimination of such fees. Under this new arrangement the Company has ceased paying service fees on Senior Debt and will incur a 1% exit fee upon completing repayment of the Senior Debt outstanding as of December 31, 1996, or approximately $700,000. If the funds collected from the notes receivable underlying such Senior Debt are insufficient to satisfy the related Senior Debt and exit fee, any shortfall up to the amount of the exit fee will be forgiven.

Inflation. The impact of inflation on the Company's operations during both the six months ended June 30, 1997 and 1996 was immaterial.

Subsequent Events. The Company purchased a portfolio of $3.7 million principal amount of notes receivable from Preferred Credit Corporation ("PCC") for $1.8 million. Although the Company conducted its own review of each loan file, it has discovered since the closing of such purchase that certain information had been removed from or falsified in certain of such files. The Company is currently evaluating the extent and responsibility for such fraud and identifying and quantifying whether and the extent to which any losses are expected to be incurred resulting from such fraud.
The Company currently believes that these events will not have a material adverse effect on its financial condition.

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         Total revenue, comprised of interest income, purchase discount earned, gain on sale of portfolios, gain of sale of other real estate owned and other revenue, increased by $832,271 or 20% to $5,073,388 for the three months ended June 30, 1997, from $4,241,117 for the three months ended
June 30, 1996.

         The Company recognizes interest income on notes included in its portfolio based upon three factors: interest on performing notes, interest received with settlement payments on non-performing notes and the balance of settlements in excess of the carried principal balance. Revenues from interest income on notes receivable increased by $516,913 or 38%, to $1,885,284 for the three months ended 1997 from $1,368,371 for the three months ended 1996. This increase resulted primarily from an increases in the weighted average portfolio interest rate of the notes receivable included in the portfolio, in the number performing loans, and in settlement payments on non-performing notes, all of which were only partially offset by the reduction in performing assets sold in the second quarter of 1996. The majority of the loans purchased by the Company bear interest at a fixed rate; consequently, there is little change in interest income due to changes in market interest rate conditions.

         Purchase discount earned decreased by $289,352 or 16%, to $1,511,606 for the three months ended 1997 from $1,800,958 for three months ended 1996. This decrease reflected the aging of the portfolio and the sale of performing assets in the second half of 1996.

         Gain on sale of portfolios decreased by $4,182, or .4%, to $973,337 for the three months ended June 30, 1997 from $977,519 for the three months ended June 30, 1996. This decrease resulted primarily from a decrease in the size of the portfolio sold which was partially offset by an increase in the sale price. Gain on sale of OREO increased by $627,348 to $649,172 for the three months ended June 30, 1997 from $21,824 for the three months ended June 30, 1996. This increase resulted primarily from an increase in the number of OREO properties held during the respective periods.

          Total revenue as a percentage of notes receivable included in the Company's portfolio as of the last day of the respective quarters, net of allowance for loan losses, decreased to 5.1% for the three months ended
June 30, 1997 from 5.5% for the three months ended June 30, 1996. This decrease resulted primarily from the increase of loan portfolio acquisitions, which acquisitions only begin to produce cash flow following the Company's incorporation of a major portion of the underlying loans into its collection system. See "General-Loan Acquisitions."

         Total operating expenses increased by $325,710 or 10%, to $3,631,687 for the three months ended June 30, 1997 from $3,305,977 for the three months ended June 30, 1996. Total operating expenses includes interest expense, collection, general and administrative costs, provisions for loan losses, service fees, amortization of loan commitment fees and depreciation expense.

         Interest expense increased by $272,318 or 14%, to $2,168,449 for the three months ended June 30, 1997 from $1,896,131 for the three months ended June 30, 1996. This resulted from an increase in the average total debt outstanding of $17.3 million, or 25%, to $87.8 million for the three months June 30, 1997 ended from $70.5 for the three months ended June 30, 1996, which increase was only partially offset by a reduction of .49% in the weighed average interest rate of the Company's total outstanding debt. Total debt includes Senior Debt, debentures, lines of credit and loans from affiliates. The increase in total debt and interest expense reflected increased borrowings to purchase portfolios of notes receivable and OREO.

         Collection, general and administrative expenses increased by $244,779 or 26%, to $1,185,654 for the three months ended June 30, 1997 from $940,875 for the three months ended June 30, 1996. Collection, general and administrative expenses include personnel expenses, OREO related expenses, litigation expenses and all other overhead expenses. Personnel expenses increased by $51,060 or 19%, to $325,892 for three months ended June 30, 1997 from $274,832 for three months ended June 30, 1996, reflecting principally the staffing of Liberty Lending .

         OREO related expenses increased by $86,895 or 240%, to $123,045 for the three months ended June 30, 1997 from $36,160 for the three months ended June 30, 1996. This increase resulted from the increased carrying costs associated with the increase in OREO properties. Properties held as OREO as of June 30, 1997, increased by $4,829,451 or 102%, to $9,566,536 from
$4,737,085 as of December 31, 1996. This increase reflected increased foreclosure activity resulting from the growth in size of the Company's portfolio and the Company's OREO acquisitions.

         Litigation expenses decreased by $80,797 or 24%, to $255,315 for the three months ended June 30, 1997 from $336,112 for the three months ended June, 30 1996. This decrease reflected fewer assets entering the legal recovery process, which reduces the costs incurred by the Company to initiate new proceedings which represent the majority of the legal expenses typically incurred in bringing the loans to resolution.

         Direct collection expenses relating to credit reports and repossession fees, increased by $21,315 or 24%, to $111,645 for three months ended June 30, 1997 from $90,330 for three months ended June 30, 1996. This increase reflected the increase in the loan portfolio for the three months ended June 30, 1997 as compared with the three months ended June 30, 1996. Additionally, costs incurred related to obtaining current title searches and credit reports for the portfolio sale of second mortgages during the three months ended June 30, 1997 were not present during the three months ended June 30, 1996.

         Provisions for loan losses decreased by $225,624 or 97%, to $7,841 for three months ended June 30, 1997 from $233,465 for three months ended
June 30, 1996.  Provisions  for loan losses,  for the three months ended
June 30, 1997 and three months ended June 30, 1996, expressed as a percentage of gross notes receivable, as of the last day of the respective period, was approximately 0.01 % and 0.2 %, respectively. These decreases are believe to reflect the greater accuracy of its estimates of future performance of newly acquired notes receivable as its level of experience with such notes increases.

         There were no service fees  expensed in the three months ended
June 30, 1997 as compared with a refund of $19,803 of service fees for the three months ended June 30, 1996. This increase resulted principally from a reduction in service fees negotiated with the Company's Senior Debt lender in June 1996, and the elimination of service fees negotiated with the Company's Senior Debt lender effective February 28, 1997.

         Operating income increased by $506,561 or 54%, to a gain of $1,444,701 for the three months ended June 30, 1997 from an operating profit of $935,140 for the three months ended June 30, 1996 for the reasons set forth above.

         Provisions for income taxes increased by $602,407, or 600% to $722,765 for the three months ended June 30, 1997 from $120,358 for the three months ended June 30, 1996. This increase was primary due to exhaustion of net operating loss carry forwards, an increase in taxable income, and increases in the net deferred tax liabilities.

         Net income decreased by $95,846 or 11%, to a profit of $718,836 in the three months ended 1997 from income of $814,782 for the three months ended 1996, for the reasons described above.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

         Total revenue increased by $584,680 or 8% to $8,034,540 for the six months ended June 30, 1997, from $7,449,860 for the six months ended
June 30, 1996.

         Revenues from interest income on notes receivable decreased by $16,502 or 1%, to $3,160,548 for the six months ended June 30, 1997 from $3,177,050 for the six months ended June 30, 1996. This decrease resulted primarily from the increased age of loans in the Company's portfolios, which results in a larger portion of payments on such loans being credited to principal rather than interest, and the bulk sale in June 1996 of $6,311,404 in face amount of performing loans, which loans, had they continued to perform, could have been expected to produce approximately $320,000 of interest income during the six months ended June 30, 1997. Purchase discount earned decreased by $5,245 or .2%, to $3,089,586 for the six months ended June 30, 1997 from $3,126,149 for the six months ended June 30, 1996. The decrease reflected the aging of the portfolio and the sale of performing assets in the second quarter of 1996.

         Gain on sale of portfolios decreased by $4,182, or .4%, to $973,337 for the six months ended June 30, 1997 from $977,519 for the six months ended June 30, 1996. This decrease resulted primarily from a decrease in the size of the portfolio sold which was only partially offset by an increase in the sale price. Gain on sale of OREO increased by $646,876 to $683,439 for the six months ended June 30, 1997 from $36,563 for the six months ended
June 30, 1996. This increase resulted primarily from a more aggressive marketing of the OREO properties and an increased pool of such properties available and prepared for sale.

         Total revenue as a percentage of notes receivable included in the Company's portfolio as of the last day of the six months ended June 30, 1997 and June 30, 1996, net of allowance for loan losses, increased to 8.1% for the six months ended June 30, 1997 as compared with 6.7% for the six ended
June 30, 1996. This increase resulted primarily from the improve performance of the Company's portfolio.

         Total operating expenses increased by $171,002 or 3%, to $6,780,256 in the six months ended June 30, 1997 from $6,609,254 in the six months ended June 30, 1996.

         Interest expense increased by $336,553 or 8.9%, to $4,123,804 in the six months ended June 30, 1997 from $3,787,251 for six months ended
June 30, 1996. This increase resulted from an increase in the average total debt outstanding of $17.6 million, or 25% to $85.7 million for the six months ended June 30, 1997 from $68.1 for the six months ended June 30, 1996, which was only partially offset by a reduction of .49% in the weighed average interest rate of the Company's total outstanding debt.

         Collection, general and administrative expenses increased by $365,265 or 20%, to $2,180,530 for the six months ended June 30, 1997 from $1,815,265 for the six months ended June 30, 1996. Personnel expenses increased by $88,920 or 16%, to $653,369 for the six months ended June 30, 1997 from $564,449 for the six months ended June 30, 1996. This increase reflected the staffing of Liberty Lending and salary increases granted to existing personnel.

         OREO related expenses increased by $60,258 or 52%, to $175,501 for the six months ended June 30, 1997 from $115,243 for the six months ended
June 30, 1996. This increase reflected increased foreclosure activity resulting from the growth in size of the Company's portfolio and OREO acquisitions.

         Litigation expenses increased by $48,332 or 9%, to $579,609 for the six months ended June 30, 1997 from $531,277 for the six months ended June 30, 1996. This increase reflected both an increase in quantity of notes receivable purchased by the Company and a decreased loan-to-value ratio of notes receivable purchased by the Company. The Company believes that the latter decrease gave rise to a more assertive legal defense by borrowers attempting to preserve their collateral, thereby increasing the Company's legal expense.

         Direct collection expenses relating to credit reports and repossession fees, decreased by $31,933 or 17%, to $157,202 for the six months ended
June 30, 1997 from $189,135 for the six months ended June 30, 1996.This decrease reflected economies of scale resulting from the growth in size and improved performance of the Company's portfolio, which was only partially offset by the increased costs associated with the sale of the second mortgage portfolio.

         Provisions for loan losses decreased by $336,338 or 76%, to $103,853 for the six months ended June 30, 1997 from $440,191 for the six months ended June 30, 1996. Provisions for loan losses during the six months June 30, 1997 as compared with the six months ended June 30, 1996 expressed as a percentage of gross notes receivable as of the last day of the respective period, was approximately 0.07 % and 0.40 %, respectively. These decreases are believe to reflect the greater accuracy of its estimates of future performance of newly acquired notes receivable as its level of experience with such notes increases.

         Service fees decreased by $165,119 or 84%, to $31,395 for the six months ended June 30, 1997 from $196,514 for the six months ended June 30, 1996. This decrease resulted from a reduction in service fees negotiated with the Company's Senior Debt lender in June 1996, and the elimination of service fees negotiated with the Company's Senior Debt lender effective February 28, 1997.

         Operating income increased by $413,678 or 49%, to $1,254,284 for the six months ended June 30, 1997 from income of $840,606 for the six months ended June 30, 1996.

         Net income decreased by $188,729 or 26%, to a gain of $531,519 for the six months ended June 30, 1997 from net income of $720,248 for the six months ended June 30, 1996, for the reasons described above.


Liquidity and Capital Resources

          General. During the six months ended June 30, 1997, the Company purchased $35,365,660 of notes receivable for an aggregate purchase price of $17,503,609 or 49.5% of face value. Additionally
107 OREO properties were purchased for $3,911,840, compared with purchases of $8,887,949 of notes receivable for an aggregate cost of $5,576,135, or 62.7% of face value and no OREO properties during the six months ended June 30, 1996. The Company believes that this increase reflected attractive market opportunities, the reduction in the Company's cost of funds, redirection to private negotiated purchases from independent financial institutions from the FDIC/RTC competitive bid auctions, the re-organization of the Company's senior management during the six months ended June 30, 1996 and the increased name recognition of the Company achieved as a result of its hiring of a public relations firm in the fourth quarter of 1996.

         During the six months ended June 30, 1997, the Company renegotiated its credit arrangements with its senior lenders thereby reducing its cost of funds and increasing its price competitiveness. See "- General - Cost of Funds". All of the loans acquired by the Company during 1996 were acquired after the second quarter. The Company believes that the redirection of its marketing efforts and the reduction in its cost of funds has enhanced its competitiveness.

         The Company's portfolio of notes receivable at June 30, 1997 had a face value of approximately $129.7 million and net of joint venture participations, purchase discount and allowance for loan losses and had net notes receivable of approximately $99.6 million. The Company's portfolio of notes receivable at June 30, 1996 had a face value of approximately
$98.9 million and included net notes receivable of approximately $56 million. The Company has the ability to hold its notes receivable until maturity, payoff or liquidation of collateral or sale, however, the Company's strategy is to restructure its notes to performing status, then arrange an economically beneficial sale of these assets.

         During the six months ended June 30, 1997, the Company used cash in the amount of $5,288,105 in its operating activities primarily for interest expense, ordinary litigation expense incidental to its collections and for the foreclosure and improvement of OREO and overhead. The Company used $20,323,303 in its investing activities, primarily for the purchase of notes receivable, which uses were only partially offset by principal collections of $10,083,227 upon its notes receivable, resulting in a net use of $10,240,076 in investing activities. Cash used in operating and investing activities was funded by $16,676,668 of net cash provided by financing activities, primarily from a net increase in Senior Debt of $16,729,008. The above activities resulted in a net increase in cash during the six months ended June 30, 1997 of $1,148,507.

         In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and the purchase of OREO portfolios, at the end of the six months ended June 30, 1997 and the six months ended June 30, 1996, the Company held OREO having a net realizable value of $6,325,978 and $5,723,019, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or fair market value. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it believes such sales to be economically beneficial.

         On June 30, 1997 and 1996, the Company held no automobile inventory. Management believes that any additional automobile inventory acquired in the ordinary course of business from the Company's remaining automobile loans will be sold. The Company has ceased to purchase notes receivable secured by automobiles. Approximately $562,000 or 0.5 % of the Company's gross loan portfolio at June 30, 1997 was secured by automobiles.

         Management believes that the Company's existing cash balances, credit lines, and anticipated cash flow from operations will provide sufficient working capital resources for its anticipated short-term operating needs. The Company has negotiated with its Senior Debt lender a modification of the terms of its funding of cash flows for operation, which may improve cash flows. See "Cash Flow from Financing Activities". The modifications permit the Company to retain operating cash flows in connection with budgeted expenditures to operate the Company after the current principal, interest and escrow obligations are met. Funds remaining after such obligations have been met are used first to fund the Company's budgeted operating cash flows, and then to fund certain reserve agreements, with any remaining funds to be applied toward the prepayment of Senior Debt.

         In order to expand its capacity to fund Liberty and to support increases in its borrowing for the purchase of portfolios of notes receivable, the Company, on June 2, 1997 entered into a letter of intent (the "Letter of Intent") for a best efforts private offering by the Company of a minimum of $4.0 million and a maximum of $6.3 million of the Company's equity securities to accredited investors. There can be no assurance that the offering will be successful and that any of the offered securities will be sold, and if sold, that such sale will be on terms favorable to the Company. In the event that the offering is consummated, the securities offered thereby will not have been registered with or approved or disapproved by the Securities and Exchange Commission or any state securities commission or will the Securities and Exchange Commission or any state commission have passed
upon  the  accuracy  or  adequacy  of  any  documentation   under  which  such
securities are sold. Any representation to the contrary will be a criminal offense.

         In the event that such offering is not consummated, the Company will consider other alternatives for financing its medium-term growth. There can be no assurance that such alternative sources of financing will be available, and if available, that such availability will be on terms favorable to the Company.

Cash Flow From Operating and Investing Activities

         Substantially all of the assets of the Company are invested in its portfolio of notes receivable. The Company's primary source of cash flow for operating and investing activities is collections on notes receivable.
See "General". At June 30, 1997, the Company had cash, cash equivalents and marketable securities ofapproximately $3.1 million. Management believes that sufficient cash flow from the collection of notes receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of notes receivable, the bulk sale of performing loan portfolios, continued modifications to the secured debt credit agreements or additional borrowing, to repay the current liabilities arising from operations and to repay the long term indebtedness of the Company.

         From time to time, the Company seeks merger and acquisition opportunities of companies in the specialty financing industry.
On May 9, 1997, the Company through its wholly owned subsidiary Liberty Lending Corporation ("Liberty"), entered into a letter of intent (the "Letter of Intent") to acquire the assets of K Mortgage Corporation
("K"), an originator of certain classes of Federal Housing Administration mortgages ("Qualified Products"). The Company believes that this transaction will enable Liberty, subject to receipt of appropriate licenses and other contingencies, to integrate K's existing network of mortgage brokers, Realtors and potential home buyers as well as its remaining infrastructure, thereby accelerating Liberty's entry into the mortgage loan origination industry. Pursuant to the Letter of Intent, Liberty will acquire the right to certain trademarks associated with K's business, enter into an employment agreement with a two year term and a one year renewal term with one principal of K and into consulting agreements with five year terms with the three additional principals of K. In exchange, Liberty will pay to such principals an aggregate of 50% of its Gross Profits (as defined in the Letter of Intent) on all Qualified Products as defined in the Letter of Intent brought to the Company by such principals, payable quarterly for five years, assume certain scheduled liabilities of K, not to exceed $350,000, which amount shall be credited against the Gross Profit payments due to such principals, and pay to the principal retained as an employee a salary of $104,000 per annum plus benefits.

   The Company is currently completing its due diligence and expects to complete this transaction by during the third quarter of 1997. While, the Company does not have a commitment to purchase any other companies, management is in the process of reviewing certain opportunities. Depending upon circumstances this may not cause the Company to incur additional capital expenditures, outside the acquisitions of additional notes receivable. Although the Company from time to time engages in discussions and negotiations with respect to acquisitions, except as discussed herein, it currently has no agreements with respect to any material acquisition.

Cash Flow From Financing Activities

     Senior Debt. As of June 30, 1997, the Company and its wholly owned subsidiaries owed an aggregate amount of approximately $90 million of Senior Debt.

     The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month; a fixed monthly allowance for operating expenses and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest at variable rates ranging from prime rate to 1.75% over the prime rate. See "General - Cost of Funds." The accelerated payment provisions are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt; the second requires a further amount to be applied toward additional principal reduction from available cash after scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the minimum scheduled payments. The Company has negotiated with its Senior Debt lender to eliminate service fees, reduce the interest rates and increase the portion of collections retained by the Company for operations after payment of its contractual principal, interest and escrow payments, rather than applied to payment of its Senior Debt. Management believes this may reduce periods of irregular cash flows, however, there can be no assurance that the Company will not encounter periods of cash flow shortages. See "- General - Cost of Funds".

   Certain of the Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The restricted cash is maintained in a interest bearing account, with its Senior Debt lender. Restricted cash may be accessed by the lender only upon the Company's failure to meet the minimum monthly payment due if collections from notes receivable securing the loan are insufficient to satisfy the installment due. Historically, the Company has not called upon these reserves. The aggregate balance of restricted cash in such accounts was $966,103 on June 30, 1997 and $828,845 on December 31, 1996.

   Lines of Credit. The Company has a line of credit with the Senior Debt lender permitting it to borrow a maximum of approximately $1,500,000 at a rate equal to the bank's prime rate plus two percent per annum. Principal repayment of the lines are due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the lines of credit as of June 30, 1997 and 1996, were $564,721 and $1,060,213, respectively. Advances made under the line of credit were used to satisfy senior lien positions and fund property repair costs in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding lines of credit and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has an agreement in principal with its Senior Debt lender to increase this credit facility to cover additional properties foreclosed upon by the Company which the Company may be required to hold as rental property to maximize its return. Historically the Senior Debt.

Harrison First Corporation 12% Debentures. In connection with the acquisition of a loan portfolio during 1995, the Company offered to investors $800,000 of subordinated debentures. As of each of June 30, 1997 and June 30, 1996, $555,000, of these debentures were outstanding. The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over three years in ten equal quarterly installments of $22,200 commencing September 30, 1997 with the remaining balloon payment of $333,000 due June 30, 2000. The Harrison 1st 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

  12% Debentures. In connection with the acquisition of a loan portfolio during 1994, the Company offered to investors $750,000 of subordinated debentures. As of June 30, 1997 and June 30, 1996, $484,687 and $587,500, respectively, of these debentures were outstanding. The 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over four years in sixteen equal installments of $44,062 which payments commenced on March 31, 1996. The 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

Item 1.  Legal Proceedings
                  None

Item 2.  Changes in Securities
                  None

Item 3.  Defaults Upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders

   On June 11, 1997 at the Company's annual meeting the shareholders voted to reelect the following persons as Directors to the Company expiring upon the election and qualification of their successors at the annual meeting of the Company in the year 2000 and to ratify the appointment of McGladrey & Pullen, LLP as the Company's independent public auditors for fiscal year ending December 31, 1997.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 15, 1997                                FRANKLIN CREDIT MANAGEMENT
                                                   CORPORATION


                                             By:    THOMAS J. AXON
                                                    Thomas J. Axon
                                          President and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                  Date

THOMAS J. AXON        President, Chief Executive Officer     August 15, 1997
Thomas J. Axon        and Director
                      (Principal executive officer)


FRANK B. EVANS, Jr.   Vice President, Treasurer,             August 15, 1997
Frank B. Evans, Jr.   Chief Financial Officer and Director
                      Secretary (Principal financial and accounting officer)



JOSEPH CAIAZZO        Vice President, Chief Operating        August 15, 1997
Joseph Caiazzo        Officer and Director

Exhibit 11

Computation of earnings per share second quarter 1996.
                                                                  Restated for
                                                                    effect of
                         No. Of Shares      Weight                 stock split
12/31/95 Common Stock      5,503,896
         O/S warrants        137,674
                           5,641,470          33%   1,860,532        372,106

3/31/96  Common stock      5,503,896
         O/S warrants        127,349
         warrants exercised   10,225
                           5,641,470          33%   1,860,466        372,093

6/30/96  Common stock      5,503,896
         O/S warrants        127,349
         warrants exercised  (17,216)
         Stock options       209,500
                           5,823,529          34%   1,982,483        396,497


        Weighted average number of shares           5,703,481       1,140,696


Earnings per Common share:
     Net income            $ 720,248                  $0.13            $0.63

                                   Page 22

Exhibit 11

Computation of earnings per share second Quarter 1997.
                                                                  Restated for
                                                                    effect of
                            No. Of Shares      Weight              stock split
12/31/96 Common stock         5,503,896
         O/S warrants
        (Extended for 1 year)   110,133
         Stock options          209,500
                              5,823,529          33%   1,941,176     388,235

3/31/97  Common stock         5,503,896
         O/S warrants
        (Extended for 1 year)   110,133
         Stock options          209,500
                              5,823,529          33%   1,941,176     388,235

6/30/97  Common stock         5,503,896
         O/S warrants
        (Extended for 1 year)   110,133
         Stock options          209,500
                              5,823,529           33%   1,941,176    388,235

            Weighted average number of shares           5,823,529   1,164,706


Earnings per Common share:
         Net Income             $531,519                     $0.09      $0.46

                                   Page 23