Form 10QSB
period 1997-09-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 1997-11-19
CIK 831246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         For the quarterly period ended September 30, 1997

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

                                                              Yes [X]   No  [ ]

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                              Yes [X]   No  [ ]

         As of November 18, 1997, 5,516,527 shares of the issuer's Common Stock, par value $.01 per share were outstanding.

                     FRANKLIN CREDIT MANAGEMENT CORPORATION

                                   FORM 10-QSB

                               September 30, 1997

                                 C O N T E N T S
                                 ---------------

PART I.                    FINANCIAL INFORMATION                         Page
                                                                         ----
Item 1.  Financial Statements

    Consolidated Balance Sheets September 30, 1997 (unaudited)
          and December 31, 1996                                            3

    Consolidated Statements of Income (unaudited) for the three months
         and nine months ended September 30, 1997 and 1996                 4

    Consolidated Statement of Cash Flows (unaudited) for the nine months
         ended September 30, 1997 and 1996                                 5

    Consolidated Statements of Stockholders' Equity                        6

    Notes to consolidated Financial Statements                          7-11


Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                 12-22



PART II.                            OTHER INFORMATION

Item 1.  Legal Proceedings                                               23

Item 2.  Changes in Securities                                           23

Item 3.  Defaults Upon Senior Securities                                 23

Item 4.  Submission of Matters to a Vote of Security Holders             23

Item 5.  Other Information                                               23

Item 6.  Exhibits and Reports on Form 8-K                                24

SIGNATURES                                                               25

ITEM 1.  FINANCIAL STATEMENTS

              FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                           30-SEP-97      31-DEC-96
                                                                         (UNAUDITED)      (AUDITED)
                                                                         ============    ============
Cash                                                                      3,352,808       1,967,964
Restricted cash                                                           1,238,541         828,845

Notes receivable:
     Principal amount                                                   117,657,061     113,610,782
     Joint venture participations                                          (362,914)       (360,395)
     Purchase discount                                                  (16,940,164)    (18,160,403)
     Allowance for loan losses                                          (30,185,751)    (23,604,810)
                                                                       ------------    ------------
         NET NOTES RECEIVABLE                                            70,168,231      71,485,174

Accrued Interest receivable                                                 914,332       1,132,370
Other real estate owned                                                  11,197,788       4,737,085
Other receivables                                                           (20,574)        421,392
Other assets                                                                247,760         704,695
Building, furniture & fixtures, net                                         697,886         640,749
Deferred financing costs                                                  1,023,154       1,358,874
                                                                       ------------    ------------
         TOTAL ASSETS                                                    88,819,925      83,277,148
                                                                       ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Accounts payable and accrued expenses                                2,126,224       1,874,267
     Lines of credit                                                        559,618         583,916
     Notes payable                                                       78,667,587      73,538,865
     Escrow                                                                 557,741
     Subordinated debentures                                                929,362       1,025,000
     Notes payable, affiliates and stockholders                             125,630         373,218
     Deferred income taxes                                                1,135,116       1,778,862
                                                                       ------------    ------------
         TOTAL LIABILITIES                                               84,101,278      79,174,128

Commitments and Contingencies                                                     0


STOCKHOLDER'S EQUITY:
     Common Stock,  $.01 par value, 10,000,000 authorized
       shares; issued and outstanding 1997 and 1996:
         5,516,527                                                           55,167          11,022
     Additional paid-in capital                                           6,489,969       6,534,113
     Accumulated deficit                                                 (1,826,489)     (2,442,115)
                                                                       ------------    ------------
         Total stockholders' equity                                       4,718,647       4,103,020
                                                                       ------------    ------------

         Total liabilities and stockholders' equity                      88,819,925      83,277,148
                                                                       ============    ============

                See accompanying notes to financial statements.

ITEM 1.  FINANCIAL STATEMENTS

              FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES
                        CONSOLIDATED STATEMENTS OF INCOME
                    PERIOD ENDED SEPTEMBER 30, 1997 AND 1996

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           30-SEP-97        30-SEP-96        30-SEP-97          30-SEP-96
                                                          (UNAUDITED)      (UNAUDITED)      (UNAUDITED)        (UNAUDITED)
                                                        =============================    ================================
REVENUE:
       Interest Income                                   $1,505,860       $1,475,203       $4,666,408         $4,652,253
       Purchase discount earned                           2,198,879        1,696,808        5,293,710          4,786,394
       Gain on sale of portfolios                           404,119                0        1,377,454            977,519
       Gain on sale of other real estate owned               76,443                0          759,882             36,563
       Other                                                115,634           69,210          238,020            218,352
                                                        =============================    ================================
                                                          4,300,936        3,241,221       12,335,475         10,671,081
                                                        =============================    ================================
OPERATING EXPENSES:
       Interest expense                                   2,085,835        1,943,095        6,209,639          5,730,346
       Collection, general and administrative             1,565,531        1,000,300        3,746,062          2,815,565
       Provision for loan losses                            (16,938)         138,727           86,915            578,918
       Banking service fees (reductions)                         (0)          96,439           31,395            292,953
       Amortization of deferred financing costs             126,007          108,902          435,337            445,541
       Depreciation                                          15,922           16,035           47,266             49,429

                                                        =============================    ================================
                                                          3,776,357        3,303,498       10,556,614          9,912,752
                                                        =============================    ================================

                          OPERATING INCOME (LOSS )          524,579          (62,277)       1,778,861            758,329
                                                        =============================    ================================

       Special Charge                                    (1,500,000)               0       (1,500,000)                 0
       Settlement Income                                    295,000           55,500          295,000             75,500

       Income (loss) before benefit (provision)            (680,421)          (6,777)         573,861            833,829
                                                        =============================    ================================

       Benefit (provision) for income taxes                 764,530          (41,364)          41,765           (161,722)
                                                        =============================    ================================

                          NET INCOME (LOSS)                  84,109          (48,141)         615,626            672,107
                                                        =============================    ================================

Earnings per common share:


                                                        =============================    ================================
       Net income (loss)                                       0.01           (0.01)            0.11               0.12
                                                        =============================    ================================

Weighted average number of shares outstanding             5,823,529        5,733,969        5,823,529          5,733,969
                                                        =============================    ================================

                See accompanying notes to financial statements.

ITEM 1.  FINANCIAL STATEMENTS

              FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FISCAL NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                (UNAUDITED)           (UNAUDITED)
                                                                                  09/30/97              09/30/96
===================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                           $   615,626           $   672,107
     Adjustments to reconcile net income to net
         cash used in operating activities:
         Special Charge                                                            1,500,000
         Depreciation, depletion, amortization and valuation provisions              483,193               494,970
         Purchase discount earned                                                 (5,293,711)           (4,822,957)
         (Gain) Loss on sale of assets                                            (1,402,685)                    0
         Provision for loan losses                                                    86,915               578,918
         Deferred tax provision (benefit)                                           (359,892)              161,722
         Changes in assets and liabilities:
          (Increase) decrease in:
              Accrued interest receivable                                            222,165                16,572
              Accounts receivable                                                   (220,610)               29,632
              Inventory-repossessions                                             (4,002,990)           (1,420,094)
              Other assets                                                           293,714                45,869
          Increase (decrease) in:
              Accounts payable and accrued expenses                                1,400,295               832,517
              Due to affiliates                                                       16,400                   851
              Income tax payable                                                     294,127
                                                                             ----------------      ----------------
                Net cash used in operating activities                             (6,367,453)           (3,409,892)

CASH FLOWS FROM INVESTING ACTIVITIES
     Distributions                                                                         0                     0
     Additional capital contributed                                                        0                     0
     Acquisition and loan fees                                                      (289,277)
     Purchase of property and equipment                                                    0                19,886
     Principal collections on notes receivable                                    13,272,488            21,219,046
     Acquisition of notes receivable                                             (19,986,365)          (10,362,046)
     Proceeds from sale of notes                                                   7,428,649
     Foreclosures on real estate                                                   2,127,308
     Joint venture participation                                                       6,486              (116,945)
     Advances to subsidiaries                                                        877,431
     Acquisition of furniture & equipment                                           (104,403)             (191,254)
     (Increase) in restricted cash                                                  (306,169)             (142,595)
                                                                             ----------------      ----------------
                Net cash used in investing activities                              3,026,148            10,426,092

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on debenture notes payable                                             (73,438)             (176,250)
     Capital contributions                                                                 0                     0
     Proceeds from lines of credit                                                   533,458               474,711
     Payments on lines of credit                                                    (395,606)           (1,049,920)
     Proceeds from long-term debt                                                 22,803,560            10,336,175
     Principal payments of long-term debt                                        (18,141,826)          (16,553,967)
                                                                             ----------------      ----------------
                Net cash provided by financing activities                          4,726,148            (6,969,251)
                                                                             ----------------      ----------------
                Net increase (decrease) in cash                                    1,384,843                46,949

CASH:
     Beginning                                                                     1,967,965             1,335,800
                                                                             ----------------      ----------------
     Ending                                                                       $3,352,808            $1,382,748
                                                                             ================      ================

                See accompanying notes to financial statements.

ITEM 1. FINANCIAL STATEMENTS

                                   FRANKLIN CREDIT MANAGEMENT CORPORATION AND AFFILIATES

                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                         Common Stock               Additional       Retained
                                                  =========================          Paid-In         Earnings
                                                    Shares         Amount            Capital        (Deficit)          Total
==================================================================================================================================
Balance, December 31, 1995                          5,503,896     $ 55,040         $6,470,952        $(3,271,268)      $3,254,724

     Conversion of warrants                            10,225          102             20,348                 --           20,450

     One-for-five reverse stock split              (4,411,297)     (44,113)            44,113                 --               --

     Purchase of fractional shares in
       connection with reverse stock split               (747)          (7)            (1,300)                --           (1,307)

     Net income                                                                                          829,153          829,153
                                                  --------------------------------------------------------------------------------

Balance, December 31, 1996                          1,102,077       11,022          6,534,113         (2,442,115)       4,103,020

     Four-for-one stock Dividend                    4,414,450       44,144.50         (44,145)

     Net Income                                                                                          615,626          615,626

                                                  ================================================================================
Balance, September 30, 1997                         5,516,527     $ 55,167         $6,489,969        $(1,826,489)      $4,718,646
                                                  ================================================================================

                See accompanying notes to financial statements.

                                     PART I

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

In January, 1997 a new wholly owned subsidiary, Liberty Lending Corp. ("Liberty") was formed, to originate or purchase, through wholesale agreements with correspondents, sub-prime residential mortgage loans to individuals whose borrowing needs are generally not being served by traditional financial institutions. Liberty is currently licensed as a mortgage banker in the states of Connecticut, Massachusetts, New York, New Jersey, Washington DC, Maryland, Pennsylvania and Florida. Additionally, Liberty has received approval from the US Housing and Urban Development ("HUD") Administration to originate Federal Housing Administration ("FHA") Title II loans. Liberty's application as a licensed mortgage banker in the state of Virginia is currently pending approval with the Virginia State Banking Commissioner.

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

Statement of Cash Flows

For purposes of reporting cash flows, the Company includes all cash accounts (excluding restricted cash) and money market accounts held at financial institutions. The Company maintains balances due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

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

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures." The method utilized by the Company to measure impairment of notes receivable prior to the adoption of Statement No. 114 was essentially equivalent to the method prescribed by Statement No. 114. The effect of adopting Statement 114 was not significant to the operations of the Company based on the composition of the notes receivable in the Company's portfolio. Impaired notes are stated based on the present value of expected future cash flows discounted at the note's effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is secured. A note receivable is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement. Approximately 17% of the Company's note receivable portfolio consists of smaller balance, homogeneous notes receivable which are collectively evaluated for impairment and approximately 83% consists of larger balance notes receivable secured by real estate which are individually evaluated for impairment.

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

Loan purchase discount is amortized to income using the interest method over the period to maturity. The interest method recognizes income by applying the effective yield on the net investment in the loans to the projected cash flows of the loans. Discounts are amortized if the projected payments are probable and the collection and the timing of such collections is reasonably estimable. The projection of cash flows for purposes of amortizing purchase loan discount is a material estimate that could change significantly in the near term. Changes in the projected payments are accounted for as a change in estimate and the periodic amortization is prospectively adjusted over the remaining life of the loans. Should projected payments not exceed the carrying value of the loan, the periodic amortization is suspended and either the loan is written down or an allowance for uncollectability is recognized.

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

Other real estate owned

Other real estate owned ("OREO") consists of properties acquired through, or in lieu of, foreclosure or other proceedings or portfolio acquisitions, and is initially recorded at fair market value less estimated costs of disposal at the date of foreclosure which establishes a new cost basis. After foreclosure, the properties are held for sale and are carried at the lower of cost or fair market value less estimated costs of disposal. If the OREO is acquired through a portfolio purchase, the asset is carried at the lower of acquisition cost plus any capital improvements or the fair market value less estimated costs of disposal. Any write-down to fair market value, less cost to sell, at the time of acquisition is charged to the allowance for loan losses. Subsequent write-downs are charged to operations based upon management's continuing assessment of the fair market value of the underlying collateral. Property is evaluated regularly to ensure that the recorded amount is supported by current fair market values and valuation allowances are recorded as necessary to reduce the carrying amount to fair market value less estimated cost to dispose. Revenue and expenses from the operation of OREO and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair market value of the collateral, while costs relating to holding the property are expensed. Gains or losses are included in operations upon disposal.

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

Earnings per common share

Primary earnings per share amounts are computed by dividing net income by the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants, which are considered common stock equivalents. The number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. Earnings per common share has been retroactively restated for the effects a one-for-five reverse stock split consummated in 1996 and a four-for-one stock dividend (as a result of which stockholders held five shares for each previously held share.) consummated in September of 1997.

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

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February, 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Company=s 1997 year-end financial statements. The Company's management has determined that this standard will have no impact on the Company's computation or presentation of net income per common share.

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

         LOAN AND OREO ACQUISITIONS. The Company purchased nine portfolios of notes receivable, with an aggregate face value of $35,365,660 and a purchase price of $17,503,609 or 49.5% of aggregate face value, and one portfolio of OREO with a purchase price of $3,911,840 during the nine months ended September 30, 1997, as compared with purchases of five portfolios of notes receivable, with an aggregate face value of $17,771,004 for an aggregate purchase price of $10,360,46 or 58.2% of aggregate face value, and no portfolios of OREO, during the nine months ended September 30, 1996. The Company believes that this 121% increase in total acquisitions reflects the more competitive bids submitted by the Company as a result of the reduction in its cost of funds. See"-Cost of Funds." The Company did not acquire any portfolios of notes receivable during the three months ended September 30, 1997 as compared with the purchases of two portfolios of notes receivable with an aggregate face value of $8,883,055 for an aggregate purchase price of $4,760,040 or 53.6% of aggregate face value during the three months ended September 30, 1996. The Company believes that this decrease reflected the availability of fewer portfolio offerings for bid during the three months ended September 30, 1997 as compared with the three months ended September 30, 1996. The Company acquired two portfolios of notes receivable with an aggregate face value of $4,798,131 for aggregate purchase of $2,753,886 or 57.4% of aggregate face value subsequent to the close of quarter ended September 30, 1997. Based upon this acquisition and its historical fourth quarter experience, the Company believes that acquisition activity will increase during the fourth quarter of 1997.

         In May 1997, the Company purchased a portfolio of $3.7 principal amount of notes receivable from Preferred Credit Corporation ("PCC") for $1.8 million. Although the Company conducted its own review of each loan file, it has come to believe since the closing of the acquisition that certain information was intentionally omitted or removed from such files or kept in another repository of files which were not made available to the Company and that PCC intentionally and materially misrepresented the status and quality of the notes receivable included in the portfolio. Although, its estimate will be refined as the purchased portfolio is seasoned, the Company currently believes that as much as approximately 90% of the principal amount of the portfolio may be uncollectable, due to debtor bankruptcies or senior credit foreclosures of the underlying collateral. The Company has recorded, on its Consolidated Statement of Income a Special Charge reflecting its current estimate of the uncollectable portion of the purchase price of such portfolio.

         The Company has initiated a suit and is seeking recision of the asset purchase agreement or damages incurred in connection with the purchase. See "Part II Item 1. Legal Proceedings." The Company's litigation counsel has advised the Company that it believes the Company has a substantial probability of prevailing in such suit.

         During the nine months ended September 30, 1997 and 1996 acquisitions were funded through a term debt facility from a financial institution (the "Senior Debt") of $21,415,449 and $10,366,175, respectively. The Senior Debt facility provided for maximum availability of approximately $100 million at September 30, 1997, of which approximately $78 million had been drawn down as of such date. The Senior Debt lender has verbally informed the Company that it will not deem approximately $11 million of Senior Debt that it had syndicated to other banks as of such date as outstanding for purposes of determining availability under the Senior Debt Facility. As a result, the Company has approximately $33 million available to purchase additional portfolios of notes receivable.

         The Company believes its continuing acquisitions will increase the level of operating income during future periods. However, during the initial period following acquisitions, the Company incurs the carrying costs of the related Senior Debt and the administrative costs related to the new portfolios, while payment streams are only generated once the loans are incorporated into the Company's computerized loan tracking system and contact is made with the borrower. Non-performing loans generate payment streams once such loans are restructured or collection litigation is settled or successfully concluded.

         In the ordinary course of business, the Company acquires properties either from portfolio acquisitions or via foreclosures. Such properties are classified as OREO and are evaluated regularly to ensure that recorded amounts are supported by current fair market values.

         Management intends to continue to expand the Company's earning asset base through the acquisition of additional portfolios including performing and non-performing real estate secured loans and OREO portfolios. The Company believes that its current infrastructure is adequate to service additional notes receivable in its core business without any material increases in expenses. There can be no assurance the Company will be able to acquire any additional notes receivable or that it may do so on favorable terms. While management believes that the acquisition of additional portfolios of notes receivable would be beneficial, management does not believe that current operations would be materially impacted if additional loan portfolios were not acquired during 1997.

         COST OF FUNDS. Senior Debt accrues interest at a variable rate based upon the prime rate. The weighted average interest rate on borrowed funds, which include interest, amortization of origination fees, and service fees on Senior Debt, decreased by approximately .85% to approximately to 8.85% for the nine months ended September 30, 1997 from 9.70% for the nine months ended September, 30 1996. Management believes that any future decreases in the prime rate will positively impact the net income of the Company, while increases may be expected to negatively impact such net income.

         The Company's decreased cost of funds reflects a reduction in interest rates and fees negotiated with the Senior Debt lender in March 1997. Pursuant to such reduction, effective February 28, 1997, Senior Debt incurred to finance portfolio acquisitions after December 31, 1996 bears interest at the prime rate and Senior Debt incurred prior to such date bears interest at the prime rate plus 1.75% rather the prime rate plus 2.125%.

         During the nine months ended September 30, 1996 and the first three months of 1997 the Company incurred additional financing costs in the form of service fees and loan commitment fees. The service fees were calculated as a percentage of gross collections on four specific portfolios while loan commitment fees are points based upon origination of Senior Debt. During March 1997 the Company negotiated the prospective elimination of such fees and payment of a 1% exit fee upon completing repayment of the Senior Debt outstanding as of

December 31, 1996, or approximately $700,000. If the funds collected from the notes receivable underlying such Senior Debt are insufficient to satisfy the related Senior Debt and exit fee, any shortfall up to the amount of the exit fee will be forgiven.

         The Company's portfolio included Senior Debt of approximately $78.6 million as of September 30, 1997 compared to $73.5 million as of September 30, 1996.

         INFLATION. The impact of inflation on the Company's operations was immaterial during both the nine months ended September 30, 1997 and the nine months ended September 30, 1996.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Total revenue, comprised of interest income, purchase discount earned, gain on sale of portfolios, gain of sale of other real estate owned and other revenue, increased by $1,059,715 or 33% to $4,300,936 for the three months ended September 30, 1997, from $3,241,221 for the three months ended September 30, 1996.

         The Company recognizes as interest income on notes receivable included in its portfolio interest on performing notes, interest received with settlement payments on non-performing notes and the balance of settlements in excess of the carried principal balance. Revenues from interest income on notes receivable increased by $30,657 or 2%, to $1,505,860 for the three months ended September 30, 1997 from $1,475,203 for the three months ended September 30, 1996. This increase resulted primarily from restructuring and rehabilitation of certain non-performing and sub-performing notes receivable and the acquisitions of notes receivable since the third quarter of 1996, which were only partially offset by the sale of certain performing notes receivable sold since the third quarter of 1996. The majority of the loans purchased by the Company bear interest at a fixed rate; consequently, changes in market interest rates to not directly materially affect interest income. A bulk sale of notes receivable with a face principal amount of $2,744,262 was consummated on the last day of the quarter ended September 30, 1997 and, therefore, did not impact interest income during the three months ended September 30, 1997.

         Purchase discount earned increased by $502,071 or 30%, to $2,198,879 for the three months ended September 30, 1997 from $2,198,879 for three months ended September 30, 1996. This increase reflected the acquisition of additional of notes receivable since the last quarter of 1996, which was only partially offset by the aging of the portfolio and sales of performing notes receivable during the second and third quarters of 1997.

         Gain on sale of portfolios increased by $404,119 for the three months ended September 30, 1997 from $0 for the three months ended September 30, 1996. This increase resulted from the increased frequency of notes receivable sales as the Company continues to pursue its policy of restructuring non-performing loan to performing status, seasoning them and selling them at economically advantageous prices.

         Gain on sale of OREO increased by $76,443 to $76,443 for the three months ended September 30, 1997 from $0 for the three months ended September 30, 1996. This increase resulted from the Company's more aggressive marketing of its OREO properties and the larger inventory of OREO available for sale resulting form increased foreclosure activity and OREO portfolio acquisition.

         Total revenue as a percentage of net notes receivable included in the Company's portfolio as of the last day of the respective quarters, net of allowance for loan losses, was 5.9% for the three months ended June 30, 1997 from 5.4% for the three months ended June 30, 1996. This increase reflected the increase in revenue generating activities, described above, which outpaced the growth in total net notes receivable for such time periods.

         Total operating expenses increased by $472,859 or 14%, to $3,776,357 for the three months ended September 30, 1997 from $3,303,498 for the three months ended September 30, 1996. Total operating expenses includes interest expense, collection, general and administrative costs, provisions for loan losses, service fees, amortization of loan commitment fees and depreciation expense.

         Interest expense increased by $142,740 or 7.3%, to $2,085,835 for the three months ended September 30, 1997 from $1,943,095 for the three months ended September 30, 1996. This increase reflected increased average total debt outstanding of $9.4 million, or 14.2%, to $76 million for the three months September 30, 1997, as compared with $66.6 million for the three months ended September 30, 1996, which was only partially offset by a reduction in the weighed average interest rate of the Company's total outstanding debt. Total debt includes Senior Debt, debentures, lines of credit and loans from affiliates. The increase in total debt and interest expense reflected increased borrowings to purchase portfolios of notes receivable and OREO.

         Amortization of loan origination fees increased by $17,105 for the three months ended September 30, 1997 or 16% to $126,007 from $108,902 for the three months ended September 30, 1996. This increase reflected the increased principal collection from the Company's borrowers in the three months ended September 30, 1997.

         Service fee expenses decreased by $96,439 for the three months ended September 30, 1997 to $0 from 96,439 for the three months ended September 30, 1996. This reflects the renegotiation of the Company's Senior Debt obligations. See "- General - Cost of Funds".

         Collection, general and administrative expenses increased by $543,845 or 57%, to $1,565,531 for the three months ended September 30, 1997 from $1,000,300 for the three months ended September 30, 1996. Collection, general and administrative expenses include personnel expenses, OREO related expenses, litigation expenses and all other overhead expenses.

         Personnel expenses increased by $161,583 or 59%, to $434,436 for three months ended September 30, 1997 from $272,853 for three months ended September 30, 1996. This increase reflected the staffing of Liberty Lending, an upgrade in staffing for existing positions and the commensurate increase in salary for those positions.

         OREO expenses increased by $83,386 or 94%, to $171,990 for the three months ended September 30, 1997 from $88,604 for the three months ended September 30, 1996. This increase resulted from the increased carrying costs associated with the increase in OREO properties. Properties held as OREO as of September 30, 1997, increased by $6,460,703 or 136%, to $11,197,788 from
$4,737,085 as of December 31, 1996. This increase reflected increased foreclosure activity resulting from the growth in size of the Company's portfolio and the Company's OREO acquisitions.

         Litigation expenses increased by $97,759 or 31%, to $414,951 for the three months ended September 30, 1997 from $317,192 for the three months ended September 30, 1996. This increase reflected both an increase in the quantity of notes receivable purchased by the Company and a decreased loan-to-value ratio of notes receivable purchased by the Company. The Company believes that the latter decrease gave rise to a more assertive legal defense by borrowers attempting to preserve their collateral, thereby increasing the Company's legal expense.

         Direct collection expenses decreased by $3,126 or 9% to $31,452 for the three months ended September 30, 1997 from $34,578 for the three months ended September 30, 1996. This decrease reflected a decrease in the number of performing notes receivable as a result of bulk sales as well as more efficient collection methods which lead to improved payment patterns of the Company's borrowers.

         Provisions for loan losses decreased by $155,665 or 112%, to a negative $16,938 for three months ended September 30, 1997 from $138,727 for three months ended September 30, 1996. Provisions for loan losses, for the three months ended September 30, 1997 and three months ended September 30, 1996, expressed as a percentage of net notes receivable as of the last day of the respective periods, was approximately -0.02% and 0.23%, respectively. A negative provision for loan loss typically represents an improved performance or settlements on seasoned loans, which have had their loss provision established and fixed.

         Operating income increased by $589,856 to $524,579 for the three months ended September 30, 1997 from an operating loss of $62,277 for the three months ended September 30, 1996 for the reasons set forth above.

         Settlement income increased by $239,500 to $295,000 for the three months ended September 30, 1997 from $55,500 for the three months September 30, 1996. This increase reflects an improvement the performance of a receivable arising in connection with certain claims of the Company against certain principals of its corporate predecessor.

         In connection with what the Company believes is its having been defrauded in its purchase during May, 1997 of a portfolio of notes receivable from Preferred Credit Corporation, the Company has taken a $1.5 million charge to income during the three months ended September 30, 1997 in order to create a reserve for what it has discovered to be the impaired value of such portfolio. See "General- Pending Litigation." The portfolio was purchased for approximately $1.8 million and the Company currently expects approximately $300,000 of the notes receivable in the portfolio to be collectible. The Company is currently vigorously pursuing legal remedies from PCC and has been advised by its litigation counsel that it has a substantial probability of prevailing in such suit. See "Part II. Item 1. Legal Proceedings."

         Provisions for income taxes decreased by $805,894 to a benefit $764,530 for the three months ended September 30, 1997 from a provision of $41,364 for the three months ended September 30, 1996. This decrease resulted from the Company's overestimation of its tax liabilities during the first six months of 1997, as a result its overly-conservative assumption that its available loss carry forwards would be exhausted in its 1996 tax return, which was filed on September 15, 1997.

         Net income, exclusive of the special charge and tax benefits arising from such event, increased by $901,750 to $853,609 in the three months ended September 30, 1997 from a loss of $48,141 for the three months ended September 30, 1996. Net income, increased by $132,250 to $84,109 for the three months ended September 30, 1997 from a loss of $48,141 for the three months ended September 30,1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Total revenue increased by $1,664,394 or 16% to $12,335,475 for the nine months ended September 30, 1997, from $10,671,081 for the nine months ended September 30, 1996.

         Revenues from interest income on notes receivable increased by $14,155 or .2%, to $4,666,408 for the nine months ended September 30, 1997 from $4,652,253 for the nine months ended September 30, 1996. This increase resulted primarily from restructuring and rehabilitation of certain non-performing and sub-performing notes receivable and the acquisitions of notes receivable since the third quarter of 1996 which were only partially offset by the sale of certain performing notes receivable sold since the third quarter of 1996. A bulk sale of notes receivable with a face principal amount of $2,744,262 was consummated on the last day of the quarter ended September 30, 1997 and, therefore, did not impact interest income during the nine months ended September 30, 1997.

         Purchase discount earned increased by $507,316 or 11%, to $5,293,710 for the nine months ended September 30, 1997 from $4,786,394 for the nine months ended September 30, 1996. This increase reflected the acquisition of additional notes receivable since the last quarter of 1996, which was only partially offset by the aging of the portfolio and sales of performing notes receivable during the second and third quarters of 1997.

         Gain on sale of portfolios increased by $399,935, or 41%, to $1,377,454 for the nine months ended September 30, 1997 from $977,519 for the nine months ended September 30, 1996. This increase resulted from the increased frequency of loan sales as the Company continues to pursue its policy of restructuring non-performing loan to performing status, seasoning them and selling them at economically advantageous prices.

         Gain on sale of OREO increased by $723,319 to $759,882 for the nine months ended September 30, 1997 from $36,563 for the nine months ended 30, 1996. This increase resulted from the Company's more aggressive marketing of its OREO properties and the larger inventory of OREO available for sale resulting form increased foreclosure activity and OREO portfolio acquisition.

         Total revenue as a percentage of net notes receivable included in the Company's portfolio as of the last day of the nine months ended September 30, 1997 increased to 17.0% for the nine months ended September 30, 1997 from 17.8% for the nine ended September 30, 1996. This decrease resulted primarily from the increase in net notes receivable, which outpaced the increase in revenue generating activities for such periods.

         Total operating expenses increased by $643,862 or 6%, to $10,556,614 in the nine months ended September 30, 1997 from $9,912,752 in the nine months ended September 30, 1996.

         Interest expense increased by $479,293 or 8.4%, to $6,209,639 in the nine months ended September 30, 1997 from $5,730,346 for nine months ended September 30, 1996. This increase reflected increased average total debt of outstanding of $9.4 million, or 14.8% to $76 million for the nine months ended September 30, 1997 as compared with $66.6 million for the nine months ended September 30, 1996, which was only partially offset by a reduction in the weighed average interest rate of the Company's total outstanding debt.

         Service fees decreased by $261,558 or 89%, to $31,395 for the nine months ended September 30, 1997 from $292,953 for the nine months ended September 30, 1996. This decrease resulted from a reduction in service fees negotiated with the Company's Senior Debt lender in September 1996 and the elimination of service fees negotiated with the Company's Senior Debt lender effective February 28, 1997 See "General - Cost of Funds."

         Amortization of loan origination fees decreased $10,204 for the nine months ended September 30, 1997 or 2% to $435,337 from $445,541 for the nine months ended September 30, 1996. Amortization of loan origination fees related to bulk notes receivable sales gain on sale of notes receivable rather than included in amortization of loan origination fees.

         Collection, general and administrative expenses increased by $930,497 or 33%, to $3,746,062 for the nine months ended September 30, 1997 from $2,815,565 for the nine months ended September 30, 1996.

         Personnel expenses increased by $250,503 or 30%, to $1,087,805 for the nine months ended September 30, 1997 from $837,302 for the nine months ended September 30, 1996. This increase reflected the staffing of Liberty Lending, an upgrade in staffing for existing positions and the commensurate increase in salary for those positions.

         OREO expenses increased by $143,644 or 60%, to $347,491 for the nine months ended September 30, 1997 from $203,847 for the nine months ended September 30, 1996. This increase resulted from the increased carrying costs associated with the increase in OREO properties. Properties held as OREO as of September 30, 1997, increased by $6,460,703 or 136%, to $11,197,788 from
$4,737,085 as of December 31, 1996. This increase reflected increased foreclosure activity resulting from the growth in size of the Company's portfolio and the Company's OREO acquisitions.

         Litigation expenses increased by $146,091 or 17%, to $994,560 for the nine months ended September 30, 1997 from $848,469 for the nine months ended September 30, 1996. This increase reflected both an increase in the quantity of notes receivable purchased by the Company and a decreased loan-to-value ratio of notes receivable purchased by the Company. The Company believes that the latter decrease gave rise to a more assertive legal defense by borrowers attempting to preserve their collateral, thereby increasing the Company's legal expense.

         Direct collection expenses relating to credit reports and repossession fees, decreased by $35,059 or 16%, to $188,654 for the nine months ended September 30, 1997 from $223,713 for the nine months ended September 30, 1996. This decrease reflected a decrease in the number performing notes receivable as a result of bulk sales as well as more efficient collection methods which lead to improved payment patterns of the Company's borrowers.

         Operating income increased by $1,020,532 or 135%, to $1,778,861 for the nine months ended September 30, 1997 from income of $833,829 for the nine months ended September 30, 1996.

         Settlement income increased by $219,500 to $295,000 for the nine months ended September 30, 1997 from $75,500 for the nine months September 30, 1996. This increase reflects an improvement the performance of a receivable arising in connection with certain claims of the Company against certain principals of its corporate predecessor.

         In connection with what the Company believes is its having been defrauded in its purchase during May, 1997 of a portfolio of notes receivable from Preferred Credit Corporation, the Company has taken a $1.5 million charge to income during the three months ended September 30, 1997 in order to create a reserve for what it has discovered to be the impaired value of such portfolio. See "General- Pending Litigation." The portfolio was purchased for approximately $1.8 million and the Company currently expects approximately $300,000 of the notes receivable in the portfolio to be collectible. The Company is currently vigorously pursuing legal remedies from PCC and has been advised by its litigation counsel that it has a substantial probability of prevailing in such suit. See "Part II. Item 1. Legal Proceedings."

         The Provision for income taxes decreased by $203,487 to a benefit of $41,765 for the nine months ended September 30, 1997 from $161,722 for the nine months ended September 30, 1996. This increase resulted from higher taxable income.

         Net income, exclusive of the special charge and tax benefits arising from such event, increased by $713,019 to $1,385,126 for the nine months ended 1997 from $672,107 for the three months ended 1996. Net income, decreased by $56,481 to $615,626 for the three months ended September 30, 1997 from a loss of $672,107 for the three months ended September 30,1996.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. The Company purchased nine portfolios of notes receivable, with an aggregate face value of $35,365,660 and a purchase price of $17,503,609 or 49.5% of aggregate face value, and one portfolio of OREO with a purchase price of $3,911,840 during the nine months ended September 30, 1997, as compared with purchases of five portfolios of notes receivable, with an aggregate face value of $17,771,004 for an aggregate purchase price of $10,336,175 or 58.2% of aggregate face value, and no portfolios of OREO, during the nine months ended September 30, 1996. The Company believes that its increased purchases reflected attractive market opportunities, the reduction in the Company's cost of funds, redirection of portfolio acquisition efforts to private negotiated purchases from independent financial institutions from the FDIC/RTC competitive bid auctions, and the increased name recognition of the Company achieved as a result of its hiring of a public relations firm in the fourth quarter of 1996.

         During the nine months ended September 30, 1997, the Company renegotiated its credit arrangements with its Senior Lender thereby reducing its cost of funds and increasing its price competitiveness. See "- General - Cost of Funds". The Company believes that the redirection of its marketing efforts and the reduction in its cost of funds have enhanced its competitiveness.

         The Company's portfolio of notes receivable at September 30, 1997 had a face value of approximately $117.9 million and net of purchase discount, allowance for loan losses, and joint venture participation included net notes receivable of approximately $72.4 million. The Company's portfolio of notes receivable at September 30, 1996 had a face value of approximately $103.7 million and included net notes receivable of approximately $59.8 million. The Company has the ability to hold its notes receivable until maturity, payoff or liquidation of collateral or sale, however, the Company's strategy is to restructure its notes to performing status, then arrange an economically beneficial sale of these assets.

         During the nine months ended September 30, 1997, the Company used cash in the amount of $6,367,453 in its operating activities primarily for interest expense, ordinary litigation expense incidental to its collection efforts and for the foreclosure and improvement of OREO and overhead. The Company generated $23,012,513 from its investment activities, primarily from the principal collection of $13.3 million, sale of performing notes receivable for $7.4 million and the sale of OREO for $2.1 million, which were only partially offset by uses of $20,606,206 primarily from the acquisitions of notes receivable for $19.9 million, resulting in net sources of cash from investing activities of $3,026,148. The Company generated $23,337,018 from its financing activities primarily from Senior Debt of $22.8 million which was only partially offset by uses of $18,618,870 primarily from the principal repayment of $18.1 million resulting in source of $4,726,148. The above activities resulted in a net increase of cash for the nine months ended September 30, 1997 of $1,384,843.

         In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and the direct purchase of OREO portfolios, at September 30, 1997 and September 30, 1996, the Company held OREO having a net value of $11,197,788 and $6,239,973, respectively. OREO is recorded on the financial statements of the

Company at the lower of cost or fair market value less estimated costs of disposal. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it believes such sales to be economically beneficial. The Company has implemented a strategy of capitalizing on the OREO processing capabilities developed in its notes receivable business by purchasing portfolios of OREO when it believes that they may be purchased at a discount to the value of the properties when purchased individually and processing such OREO as it would an OREO acquired upon foreclosure of notes receivable.

         On September 30, 1997 and 1996, the Company held no automobile inventory. The approximate face amount of notes receivable collateralized by automobiles was $251,563, or .20% of total notes receivable, with an estimated collectable balance of $146,154, or .15% of total collectable balances, at September 30, 1997. The Company has ceased to purchase notes receivable secured by automobiles. Management believes that any additional automobile inventory acquired in the ordinary course of business from the Company's remaining automobile loans will be sold.

         Management believes that the Company's existing cash balances, credit lines, and anticipated cash flow from operations will provide sufficient working capital resources for its anticipated short-term operating needs. In the first quarter of 1997 the Company negotiated with its Senior Debt lender a modification of the terms of its funding of cash flows for operation, which may improve cash flows. See "Cash Flow from Financing Activities". The modifications permit the Company to retain operating cash flows in connection with budgeted expenditures to operate the Company after the current principal, interest and escrow obligations are met. Funds remaining after such obligations have been met are used first to fund the Company's budgeted operating cash flows, and then to fund certain reserve agreements, with any remaining funds to be applied toward the prepayment of Senior Debt. During October, 1997, the Company negotiated with its Senior Debt lender an adjustment to the amortization of its outstanding Senior Debt to take into account the fact that as a result of the interaction of the required payment provisions of the Senior Debt and the Company's sale or collection of certain notes receivable had resulted in the Company repaying the Senior Debt far more quickly than provided for under the minimum payment provisions. The expected impact of the adjusted amortization will be to reduce the required minimum principal payments under the Senior Debt. Management estimates that the impact of such reduction for October 1997 will be to reduce the required minimum monthly payment by approximately 24%.

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

CASH FLOW FROM OPERATING AND INVESTING ACTIVITIES

         Substantially all of the assets of the Company are invested in its portfolio of notes receivable and OREO. The Company's primary source of cash flow for operating and investing activities is collections on notes receivable and the sale of OREO. See "General". At September 30, 1997, the Company had cash, cash equivalents and marketable securities of approximately $4.6 million. Management believes that sufficient cash flow from the collection of notes receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of notes receivable, the bulk sale of performing loan portfolios, continued modifications to the secured debt credit agreements or additional borrowing, to repay the current liabilities arising from operations and to repay the long term indebtedness of the Company.

         From time to time, the Company seeks merger and acquisition opportunities of companies in the specialty financing industry. For example, in May, 1997, the Company through its wholly owned subsidiary Liberty Lending Corporation ("Liberty"), entered into a letter of intent (the "Letter of Intent") to acquire certain assets and retain a principal of K Mortgage Corporation ("K"), an originator specializing in Federal Housing Administration mortgages under the FHA/203K program. Although this acquisition may not be fully consummated due to the resignation of K's principal, Liberty continues to seek to enter the market for 203K and other mortgage products. In addition to seeking candidates for merger and acquisitions in specialty finance areas, the Company engaged an executive search firm to assist it in identifying and retaining experienced personnel to add such specialty products to Liberty's mortgage product line. Although the Company from time to time engages in discussions and negotiations with respect to acquisitions, except as discussed herein, it currently has no agreements with respect to any material acquisition.

CASH FLOW FROM FINANCING ACTIVITIES

         SENIOR DEBT. As of September 30, 1997, the Company and its wholly owned subsidiaries owed an aggregate amount of approximately $78 million of Senior Debt.

         The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios, bulk sales of performing notes receivable and sales of OREO. The loan agreements for the Senior Debt call for minimum interest and principal payments each month; a fixed monthly allowance for operating expenses and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. During October, 1997, the Company negotiated with its Senior Debt lender an adjustment to the amortization of its outstanding Senior Debt to take into account the fact that as a result of the interaction of the required payment provisions of the Senior Debt and the Company's sale or collection of certain notes receivable had resulted in the Company repaying the Senior Debt far more quickly than provided for under the minimum payment provisions. The expected impact of the adjusted amortization will be to reduce the required minimum principal payments under the Senior Debt. Management estimates that the impact of such reduction for October 1997 will be to reduce the required minimum monthly payment by approximately 24%. The Senior Debt accrues interest at variable rates ranging from the prime rate to 1.75% over the prime rate. See "General - Cost of Funds." The accelerated payment provisions are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt; the second requires a further amount to be applied toward additional principal reduction from available cash after scheduled principal and interest payments have been made.

         The first quarter of 1996 the Company negotiated with its Senior Debt lender the elimination of service fees, reduce the interest rates and increase the portion of collections retained by the Company for operations after payment of its contractual principal, interest and escrow payments, rather than applied to payment of its Senior Debt. Management believes this may reduce periods of irregular cash flows, however, there can be no assurance that the Company will not encounter periods of cash flow shortages. See "- General - Cost of Funds".

         Certain of the Senior Debt loan agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The restricted cash is maintained in an interest bearing account, with the Senior Debt lender. Restricted cash may be accessed by the lender only upon the Company's failure to meet the minimum monthly payments due if collections from notes receivable securing the loan are insufficient to satisfy the installment due. Historically, these reserves have not been called on for this purpose. The aggregate balance of restricted cash on December 31, 1997 was $1,238,541, which included $262,450 in escrow balances held by Liberty on behalf of borrowers or other lenders, the balance compares to restricted cash on September 30, 1996 of $828,845.

         LINES OF CREDIT. The Company has a line of credit with the Senior Debt lender permitting it to borrow a maximum of approximately $1,500,000 at a rate equal to the bank's prime rate plus two percent per annum. Principal repayment of the lines is due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the lines of credit as of September 30, 1997 and December 31, 1996, were $559,618 and $583,916, respectively. Advances made under the line of credit were used to satisfy senior lien positions and fund property capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding lines of credit and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has an agreement in principal with its Senior Debt lender to increase this credit facility to cover additional properties foreclosed upon by the Company which the Company may be required to hold as rental property to maximize its return.

         HARRISON FIRST CORPORATION 12% DEBENTURES. In connection with the acquisition of a loan portfolio during 1995, the Company offered to investors $800,000 of subordinated debentures of which $555,000 were issued. As at September 30, 1997 $532,800 of these debentures were outstanding and at December 31, 1996, $555,000 of these debentures were outstanding. The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over three years in ten equal quarterly installments of $22,200 commencing September 30, 1997 with the remaining balloon payment of $333,000 due September 30, 2000. The Harrison 1st 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering its portfolio of notes receivable.

         12% DEBENTURES. In connection with the acquisition of a loan portfolio during 1994, the Company offered to investors $750,000 of subordinated debentures of which $705,000 were issued. As of September 30, 1997 and December 31, 1996, $440,625 and $396,562, respectively, of these debentures were outstanding. The 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over four years in sixteen equal installments of $44,062 which payments commenced on March 31, 1996. The 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         On August 19, 1997 the Company filed suit in the United States District Court for the Southern District of New York against Preferred Credit Corporation, and Todd Rodriguez and Lori Cartwright, each of whom is alleged to be or have been a director or employee of PCC. In its complaint, the Company alleges common law fraud and negligent misrepresentation, unjust enrichment and breach of contract, in connection with a purchase by it of a portfolio of notes receivable from PCC in May, 1997. See "Part I Pending Litigation." The Company is seeking recision of its purchase or compensatory, consequential and incidental damages, as well as all of its costs, fees and interest. The Company is currently seeking pretrial discovery.

         The Company has been advised by its litigation counsel that it believes that the Company has a substantial probability of prevailing and intends to vigorously pursuing a recovery.

ITEM 2.  CHANGES IN SECURITIES
                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 11, 1997 at the Company's annual meeting the shareholders voted to reelect the following persons as Directors to the Company expiring upon the election and qualification of their successors at the annual meeting of the Company in the year 2000 and to ratify the appointment of McGladrey & Pullen, LLP as the Company's independent public auditors for fiscal year ending December 31, 1997. The vote tabulation does not reflect the effects of a stock dividend consummated after the date of such meeting.

        DIRECTOR              FOR      AGAINST    NOT VOTING        TOTAL
----------------------      -------    -------    ----------      ---------
Thomas J. Axon              970,088      158       133,213        1,103,459
Frank B. Evans, Jr.         970,088      158       133,213        1,103,459
Steven W. Lefkowitz         970,088      158       133,213        1,103,459


INDEPENDENT PUBLIC AUDITORS    FOR     AGAINST  ABSTAIN  NOT VOTING     TOTAL
---------------------------   -------  -------  -------  ----------   ---------
McGladrey & Pullen, LLP       969,948    100      198     133,213     1,103,459

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

(b)      Reports on Form 8-K.       None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 18, 1997                   FRANKLIN CREDIT MANAGEMENT
                                    CORPORATION



                                    By:  THOMAS J. AXON
                                         -------------------------------------
                                         Thomas J. Axon
                                         President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                            TITLE                               DATE

 THOMAS J. AXON              President, Chief Executive Officer      November 18, 1997
--------------------         and Director                            -----------------
 Thomas J. Axon              (Principal executive officer)



 FRANK B. EVANS, Jr.         Vice President, Treasurer,              November 18, 1997
--------------------         Chief Financial Officer and Director    ------------------
 Frank B. Evans, Jr.         Secretary (Principal financial and
                             accounting officer)




 JOSEPH CAIAZZO              Vice President, Chief Operating         November 18, 1997
---------------------        Officer and Director                    -----------------
 Joseph Caiazzo

EXHIBIT 11

COMPUTATION OF EARNINGS PER SHARE THIRD QUARTER 1996

                                                       NO. OF SHARES              WEIGHT
                                                       -------------              ------
        12/31/95          Common stock                    5,503,896
                          O/S warrants                      137,674
                                                      --------------
                                                          5,641,570                25%           1,388,015

        03/31/96          Common stock                    5,503,896
                          O/S warrants                      127,349
                          Warrants exercised                 10,225
                                                      --------------
                                                          5,641,470                25%           1,387,965

        06/30/96          Common stock                    5,503,896
                          O/S warrants                      127,349
                          Warrants exercised                (17,216)
                          Stock options                     209,500
                                                      --------------
                                                          5,823,529                25%           1,478,995
                                                      ==============

                                                      ==============

        06/30/96          Common stock                    5,503,896
                          O/S warrants                      127,349
                          Warrants exercised                (17,216)
                          Stock options                     209,500
                                                      --------------
                                                          5,823,529                25%           1,478,995
                                                                                            ---------------
                                                      ==============
                                                         22,930,098
                                                      ==============

                          WEIGHTED AVERAGE NUMBER OF SHARES                                      5,733,969

Earnings per Common share:
                          Net Income                   $      672,107                            $    0.12


FOOTNOTE:                 THIS IS A REFLECTION OF THE STOCK SPLIT AND
                          THE 4 FOR 1 STOCK DIVIDEND.



COMPUTATION OF EARNINGS PER SHARE 3RD QUARTER 1997


                                                      NO. OF SHARES              WEIGHT
                                                      -------------              ------
        12/31/96          Common stock                    5,503,896
                          O/S warrants
                          (extended for 1 year)             110,133
                          Stock options                     209,500
                                                        ------------
                                                          5,823,529                25%           1,455,882

        03/31/97          Common stock                    5,503,896
                          O/S warrants                      110,133
                          (extended for 1 year)
                          Stock options                     209,500
                                                        ------------
                                                          5,823,529                25%           1,455,882

        06/30/97          Common stock                    5,503,896
                          O/S warrants                      110,133
                          (extended for 1 year)
                          Stock options                     209,500
                                                        ------------
                                                          5,823,529                25%           1,455,882

        09/30/97          Common stock                    5,503,896
                          O/S warrants                      110,133
                          (extended for 1 year)
                          Stock options                     209,500
                                                        ------------
                                                          5,823,529                25%           1,455,882
                                                                                             --------------
                                                        ============
                                                         23,294,116
                                                        ============

                          WEIGHTED AVERAGE NUMBER OF SHARES                                      5,823,529

Earnings per Common share:
                          Net Income                    $    615,626                         $        0.11


FOOTNOTE:                 THIS IS A REFLECTION OF THE STOCK SPLIT AND
                          THE 4 FOR 1 STOCK DIVIDEND.