Form 10KSB
period 1997-12-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 1998-04-01
CIK 831246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 12b-25

                           NOTIFICATION OF LATE FILING

(Check One): |X| Form 10-K |_| Form 20-F |_| Form 11-K |_| Form 10-Q
             |_| Form N-SAR

[ ] For Period Ended: December 31, 1997
[ ] Transition Report on Form 10-K
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[ ] Transition Report on Form 10-Q
[ ]Transition Report on Form N-SAR
For the Transition Period Ended:_______________________________________________

--------------------------------------------------------------------------------
Read Instruction (on back page) Before Preparing Form. Please Print or Type. Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

--------------------------------------------------------------------------------
If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

--------------------------------------------------------------------------------


PART I - REGISTRANT INFORMATION
   Franklin Credit Management Corporation
--------------------------------------------------------------------------------

Full Name of Registrant
--------------------------------------------------------------------------------

Former Name if Applicable
    Six Harrison Street
--------------------------------------------------------------------------------

Address of Principal Executive Office (Street and Number)
    New York, NY 10013
--------------------------------------------------------------------------------

City, State and Zip Code

PART II -- RULES 12b-25(b) AND (c)

If the subject report could not be filed without reasonable effort or expense and the registrant seeks relief pursuant to Rule 12b- 25(b), the following should be completed. (Check box if appropriate)

       [x] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
       [x] (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR,or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

       [ ] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.


PART III -- NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

See Rider I
                                              (Attach Extra Sheets if Needed)
                                                              SEC 1344 (6/93)

PART IV -- OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification
    Dwight D. Dunton I            (212)             925-8745
    --------------------------------------------------------
         (Name)              (Area Code)       (Telephone Number)

(2) Have all other period reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months (or for such shorter) period that the registrant was required to file such reports) been filed? If answer is no,
    identify report(s).                                         |X| Yes |_| No

--------------------------------------------------------------------------------


(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
                                                                 |X|Yes |_| No
    If  so,  attach  an  explanation  of  the  anticipated   change,   both
    narratively and quantitatively,  and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.
    See Rider II
--------------------------------------------------------------------------------




--------------------------------------------------------------------------------
                     Franklin Credit Management Corporation
                  (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date     4/1/98                         By   /s/ Joe Caiazzo
                                        Joseph Caiazzo, Chief Operating Officer

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

                                    ATTENTION
--------------------------------------------------------------------------------
    Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).
--------------------------------------------------------------------------------

                                     Rider I




     The Company is in the process of completing its 10-KSB for the fiscal year ended December 31, 1997. The accumulation of information has taken longer that normal and the Company needs more time to gather the necessary information and review its results with its Board of Directors and Audit Committee.

                                    Rider II


                  Registrant currently expects its results of operations to have decreased to a net loss of approximately $76,010 for the fiscal year ended December 31, 1997, from operating income of $829,153 for the fiscal year ended December 31, 1996. This decrease resulted from both decreased operating income and certain unusual events described below.
                  Operating income is estimated to have decreased to a loss of approximately $837,845 for the fiscal year ended December 31, 1997 from a gain of $1,435,709 for the fiscal year ended December 31, 1996. This decrease reflected decreases in purchase discount earned, resulting from increases in notes sold and an increase in notes which were foreclosed upon and became OREO, and increased interest expense, personnel expense, OREO expense and litigation expense, all of which were only partially offset by increases on gain on sale of notes receivable, increases in gain on sale and rental income of OREO, decreased service fees on senior debt and decreased provision for loan losses. Additionally results were depressed by start-up expenses associated with the Company's mortgage origination subsidiary.
         The unusual events included a $1.5 million charge to income incurred to create a reserve for a portfolio of loans purchased by the Registrant that it now believes will be largely uncollectible. Registrant believes that it was defrauded in such purchase and has filed suit seeking recision or damages. Registrant's litigation counsel has advised Registrant that it believes that Registrant has a substantial probability of prevailing in such suit. This charge was partially offset by increased litigation proceeds reflecting the recharacterization of certain litigation receivables of Registrant as a result of their collection history to date and decreased provision for income taxes to an income tax benefit reflecting the Company's overestimation of its taxable earnings, resulting in an overpayment of income tax during a prior period resulting in this tax benefit.