Form 10KSB
period 1997-12-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 1998-05-14
CIK 831246

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|.

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Issuer's revenues for its most recent fiscal year: $ 14,284,198.

      As of May 12, 1998 the issuer had 5,516,527 of shares of Common Stock, par value $0.01 per share, outstanding. On that date, the aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the issuer was $2,730,360 (based on the average of the reported closing bid and ask price on such date).

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|.

      Transitional Small Business Disclosure Format: Yes |_| No  |X|

                                    PART I
Item 1.  Description of Business

      Business of Registrant. Franklin Credit Management Corporation ("FCMC," together with its wholly-owned subsidiaries, the "Company") is a specialty consumer finance and asset management company that has been primarily engaged in the acquisition and resolution of non-performing and sub-performing residential mortgage loans and non-performing residential real estate. In January 1997, the Company formed a wholly-owned subsidiary, Tribeca Lending Corp. ("Tribeca") (formerly named Liberty Lending Corp.), to originate and purchase, primarily, subprime residential mortgage loans to individuals whose borrowing needs are generally not being served by traditional financial institutions due to their credit histories and other factors. Management believes that lower credit quality borrowers represent an inefficiently served segment in the financial services market and present an opportunity for the Company to earn superior returns for the risks assumed.

      Since commencing operations in 1990 the Company has purchased, in aggregate, approximately 10,400 loans with a face value of $260.0 million. Approximately $175 million, or 67.5%, of these loans were purchased from the Resolution Trust Company ("RTC") and, since the RTC ceased to function, the FDIC. The remaining $84.0 million of these loans were purchased from private institutions. Since January 1, 1996 the Company has purchased loans with a face value of over $85.0 million of which only approximately $4.9 million were purchased from the FDIC. Although the FDIC and private institutions have sold a significant number of loans at public and private auctions in the past, there can be no assurance that loan portfolios will continue to be available from the FDIC or other sources. The Company is pursuing relationships with mortgage bankers, banks, and specialty finance companies which may, through on-going purchase arrangements, provide additional sources of mortgage portfolios, individual mortgage assets and real estate assets. The Company believes this strategy will augment its current practice of purchasing at auctions portfolios of non-performing and subperforming mortgages.

      During the year ended December 31, 1997 the Company purchased 771 loans with an aggregate face value of $47.7 million and 107 other real estate owned ("OREO") properties with an aggregate purchase price of $2.6 million. As of December 31, 1997, the Company's portfolio includes approximately 3,000 loans with an aggregate face value of $116.0 million. An allowance for loan losses of $27.4 million has been recorded against this face value. Approximately 86.0% of the Company's loan portfolio consists of first mortgages, home equity/home improvement and second mortgages collateralized by real estate, 10.5% consisted of unsecured loans, and 3.5% consist of loans collateralized by other assets. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7. Financial Statements".

      In 1996 the Company began to sell portfolios of reperforming loans when the anticipated yield resulting from such sales exceeds the yield anticipated from holding the portfolio to maturity. During 1996, the Company sold 78 reperforming loans with an aggregate face value of $6.3 million. During 1997 the Company sold 289 reperforming loans with a face value of $7.7 million.

      As of December 31, 1997, the Company owed an aggregate amount of $83.6 million ("Senior Debt") to a bank ("Senior Debt Lender"), which was incurred in connection with the purchase of, and is secured by the Company's loan and OREO portfolios. In March 1997, the Company renegotiated its Senior Debt agreement, subsequent to which interest on Senior Debt incurred to finance portfolio acquisitions after December 31, 1996 accrues at the prime rate and on Senior Debt incurred prior to such date at prime plus 1.75% rather than prime plus 2.125%.

      Additionally, in March 1997, certain ongoing service fees payable on Senior Debt were replaced with a 1% exit fee applicable only to outstanding Senior Debt as of December 31, 1996, for total fees payable of $700,000. Such fees will be payable after repayment, in full, of such Senior Debt. If the funds collected from the underlying notes receivable are insufficient to satisfy the related Senior Debt any exit fee shortfall shall be forgiven. The Company believes that the reduction in the cost of funds will have a material beneficial impact on the Company's earnings.

      Although the Company attempts to collect on all loans in its portfolio, it is unlikely that the Company will be successful in collecting the full amount due under each loan in its portfolio. In addition, significant administrative and litigation expenses are often incurred in its collection efforts.

      In January 1997, the Company formed Tribeca, a wholly owned subsidiary, to originate and purchase primarily non-conforming and subprime mortgages nationwide on a retail and wholesale basis. Management currently expects that Tribeca will provide first and second mortgages to communities under-served by banks and other lending institutions. Tribeca is currently licensed as a mortgage banker in Connecticut, District of Columbia, Florida, Maryland, Massachusetts, New York, New Jersey, Pennsylvania, and Virginia, and is licensed as a FHA Title I and Title II lender. The Company's current expectation is that loans will be sold in the secondary market through whole-loan, servicing-released sales. The Company also anticipates holding certain of Tribeca's mortgages in its portfolio when it believes that the return from holding the mortgage, on a risk-adjusted basis, outweighs the return from selling the mortgage in the secondary market.

      The Company funded the start-up of Tribeca with $1.1 million of proceeds from the refinancing of two loan portfolios through its Senior Debt Lender. Additionally, such lender has provided Tribeca with a warehouse line of credit of $2,000,000. The Company has secured additional warehouse lines of credit for Tribeca's use of $9.5 million from two other lending institutions. Tribeca began originating mortgages on September 1, 1997. In the fourth quarter of 1997 Tribeca originated 34 mortgages with an aggregate principle balance of $4,430,700.

                   Tribeca Loan Origination Volume for 1997
--------------------------------------------------------------------------------
                  FHA           Conforming     Nonconforming        Total
--------------------------------------------------------------------------------
 Face Value    $3,813,900        $265,500         $351,300        $4,430,700
--------------------------------------------------------------------------------
      Loans        25               4                5                34
--------------------------------------------------------------------------------

      The Company employs standardized in-house servicing procedures in the acquisition, origination, and collection of loans. The Company's operations are divided into five departments, which are described below:

      Acquisition Department. The Acquisition Department identifies opportunities to purchase portfolios of mortgage loans, individual mortgage loans or real property, performs due diligence, and purchases and integrates the acquired assets into the Companies existing portfolio. The due diligence process, with respect to loan purchases, includes an analysis of the majority of loans in a portfolio, evaluating, among other things, lien position and value of collateral, debt-to-income ratios, the borrower's creditworthiness, employment stability, years of home ownership, education, credit bureau reports and mortgage payment history. The due diligence process, with respect to OREO purchases, includes an analysis of the majority of properties in a portfolio, verification of appraised values, and analysis of liens and encumbrances on such properties. The Acquisition Department conducts on-sight reviews of the loan files comprising the portfolio rather than relying on the statistical digests of information provided by the seller. This process often provides the Company additional information critical to properly evaluating the portfolio. The information derived from due diligence, coupled with the Company's cumulative knowledge of distressed assets, enables the Acquisition Department to project a collection strategy and estimate the collectibility of each loan or a marketing strategy in cases of OREO acquistions. Based upon this information the Acquisition Department prepares a bid which meets the Company's established pricing and yield guidelines.

      Once loans are acquired, the Acquisition Department: (i) processes acquired loan files into the Company's information system; (ii) issues introductory letters with information regarding the change of ownership of the loan, payment information and a toll-free Company information telephone number;
(iii) conducts internal audits of newly acquired loans to identify and address any disputes or problems relating to the accounting for these loans; (iv) issues an audit letter advising the borrower of the outstanding balance, last payment date and remaining term of the loan; (v) initiates collection and servicing activities in connection with performing loans and restructuring, refinancing, or foreclosure activities with respect to non-performing loans.

      Service Department. The Service Department manages the Company's performing loans and seeks to provide quality service to customers and secure full payment of the total face value and accrued charges, by monitoring monthly cash flow, maintaining customer relations and, where appropriate entering into extension and modification agreements. Service Department members continuously review and monitor the status of collections and individual loan cash flow in order to proactively identify and solve potential collection problems as well as identify potential loans for bulk sale or refinance though Tribeca. As of December 31, 1997 the Service Department managed approximately 2000 loan accounts, with a total principal outstanding balance of approximately $70.0 million.

      Legal Department. The Legal Department monitors the progress of loans requiring a legal action for recovery which are identified and referred by the Acquisition or Service Departments. The Legal Department prepares an analysis of each such loan to determine a litigation and collection strategy to maximize the size and speed of recovery and minimize costs, based upon the individual borrower's past payment history, current ability to pay, collateral lien position and value of the collateral. The Legal Department retains counsel and monitors any ensuing litigation to insure the optimal recovery of the remaining principal and interest balance. As of December 31, 1997 the Legal Department managed approximately 1000 loans with a total face value outstanding of approximately $46.0 million.

      Real Estate Department. The Real Estate Department manages the sale of properties acquired through direct acquisitions or foreclosure, accepted by deed in lieu of foreclosure or through other proceedings. The Real Estate Department also manages OREO held as rental properties until such time as the Company can arrange an economically beneficial sale. As of December 31, 1997 the Real Estate Department managed approximately 260 OREO properties with an estimated realizable market value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $13.0 million.

      Subprime Single-Family Residential Lending. Tribeca provides first and second mortgages to a target market of communities that are under-served by banks and other lending institutions. This population often does not meet conventional underwriting criteria. Tribeca focuses on developing an array of niche products to fulfill needs such as rehabilitation, high LTV, non-conforming, and second mortgages. Loans are originated through a network of affiliates including mortgage brokers, banks, and a retail sales force. The majority of loans are ultimately expected to be sold by Tribeca in the secondary market. Tribeca processes, underwrites, and closes all loans in its name, or in some circumstances in a correspondent's name where the loan is purchased immediately after closing by the Company.

      Formation of the Company. The Company was organized in Delaware in 1990, by Thomas J. Axon and Frank B. Evans, Jr., currently executive officers of the Company, to acquire consumer loan portfolios from the RTC and the FDIC. In March 1993, the Company completed the private placement of $2,000,000 of 15% Debentures (the "15% Debentures") and warrants for the purchase of the Company's Common Stock, the proceeds of which were used to acquire interests in loan portfolios and for operations. In December 1994, the Company merged with Miramar Resources, Inc., a public oil and gas company organized in Delaware, that had emerged from bankruptcy proceedings on December 6, 1993. In January 1995, the Company completed the private placement of $705,000 of 12% Debentures (the "12% Debentures"), the proceeds of which were used to fund the acquisition of a loan portfolio, including amounts advanced by stockholders, service existing debt obligations and for general working capital. Additionally, in late 1995, the Company completed the private placement of $555,000 of 12% Debentures (the "Harrison 1st Debentures"), the proceeds of which were used to fund the acquisition of an additional loan portfolio. Prior to 1995 the Company purchased all portfolios through funds raised through limited partnerships. In 1995 the remaining limited partnership interests were purchased by the Company.

      Competition. The consumer mortgage industry is fragmented and highly competitive. The Company faces significant competition in the acquisition of loan portfolios from private institutions, private auctions involving financial institutions, and the FDIC. Many of the Company's competitors have financial resources, acquisition departments and servicing capacity considerably larger than those of the Company. Among the Company's largest competitors, are Greenthal Realty Partners of New York, New York, Ocwen Financial Corporation of West Palm Beach, Florida, Wilshire Financial Services Group of Portland, Oregon and EMC Mortgage Corporation of Irving, Texas. Competition for acquisitions is generally based on price, reputation of the purchaser, funding capacity and timing. The Company believes that the recent reduction of its cost of funds will increase its competitiveness in acquiring portfolios. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations:
General - Cost of Funds".

      The market for loan origination is also highly competitive and fragmented. It is estimated by the Mortgage Banking Association of America that approximately $856 billion of residential mortgages were originated in 1997. The Company competes with banks, mortgage bankers, mortgage brokers, and wholesale originators for the origination of mortgages. Among the largest of these competitors are Chase Manhattan Bank, First Union, NationsBank, Money Store Inc., Norwest, Ocwen Financial Corporation, IMC Mortgage Corporation, Manhattan Mortgage and others. Many of the Company's competitors possess greater financial resources, longer operating histories, and lower costs of capital than the Company. Competition for mortgage originations is based upon marketing efforts, loan processing capabilities, funding capacity, and loan product desirability.

      The Company also experiences competition from mortgage and finance companies in the sale of rehabilitated and newly originated loan portfolios. Secondary market demand has increased for pools of performing mortgages, which may later be packaged in a pool and securitized. The Company believes that such market demand will provide attractive prices and liquidity for portfolios offered for sale. Important characteristics, which impact competition in this market, are price, loan-to-value, size of pools and the integrity of portfolio data. The Company faces intense competition, from numerous companies seeking to re-sell mortgage portfolios in this highly fragmented, diverse marketplace. Nearly all of the Company's competitors have greater experience and volume to supply to the securitization market. The Company believes that its information system and the continuous review and monitoring of accounts and asset availability from new portfolio acquisitions and originations should position the Company to compete efficiently in the sale of loan portfolios.

      Customers. The Company's income is derived from interest and purchase discount recognized from the collection of loans, origination fees, rental income, gains recorded from the bulk sale of performing loans to banks and other financial institutions, and gains on sales recorded from the sale of OREO. The Company's borrowers are a diverse population and no single borrower represents a significant portion of the Company's loans. The Company will continue to sell bulk portfolios of performing loans, when such sales are economically beneficial to the Company. To date the Company has only sold three portfolios of performing mortgage to two different institutions. While the Company has been successful in marketing loan portfolios, which it has elected to sell in the past, and believes there are sufficient buyers for its products, there can be no assurance that the Company will be able to successfully market loan portfolios in the future.

      Suppliers. The Company acquires its loans and purchased OREO through a variety of sources including private and public auctions, negotiated sales, ongoing purchase agreements, and joint-bids with other institutions. The supply of assets available for purchase by the Company is influenced by a number of factors including knowledge of the seller of the Company's interest in purchasing assets, the general economic climate, financial industry regulation, and new loan origination volume. While the Company continues to pursue additional sources for purchasing assets, there can be no assurance that existing and future sources will provide sufficient opportunities for the Company to purchase assets at favorable prices. Prior to 1996 the RTC, and its successor the FDIC, represented the majority of the Company's loan purchases. During the last two years no single institution has supplied the Company with more than 15% of its portfolio acquisitions, as measured by purchase price.

      Year 2000 Compliance. The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process date fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to process accurately certain date-based information.

      The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. The Company's loan servicing and loan origination systems vendor is currently making the required modifications and testing Year 2000 Compliance. The modification process of all significant applications is underway. The Company's vendor has informed the Company that it currently plans to complete the testing process of all significant applications by December 31, 1998.

      The cost to the Company of its Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operation in any given year. These costs and the date on which the Company anticipates the Year 2000 Compliance modification and testing processes to be complete are based on management's estimates, which depend upon numerous assumptions relating to future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these estimates will be achieved and that actual results will not differ from these estimates.

      Regulation. The Company's lending activities are subject to the Federal Truth-in-Lending Act ("TILA") and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act of 1974, as amended ("ECOA") and Regulation B, the Fair Credit Reporting Act of 1970, as amended, the Real Estate Settlement Procedures Act of 1974, as amended ("RESPA") and Regulation X, the Home Mortgage Disclosure Act ("HMDA") and Regulation C, the Federal Debt Collection Practices Act and the Fair Housing Act, as well as other federal and state statutes and regulations affecting the Company's activities. Failure to comply with these requirements can lead to loss of approved status, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions.

      The Company is subject to the rules and regulations of, and examinations by, the Department of Housing and Urban Development ("HUD"), the Federal Housing Administration and other federal and state regulatory authorities with respect to originating, underwriting, funding, acquiring, selling and servicing mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for loans, prohibit discrimination, provide for inspection and appraisals of properties, require credit reports on prospective borrowers, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. The Company is required to submit annual audited financial statements to various governmental regulatory agencies that require the maintenance of specified net worth levels.

      TILA requires a written statement showing an annual percentage rate of finance charges and requires that other information be presented to debtors when consumer credit contracts are executed. RESPA requires written disclosure concerning settlement fees and charges, mortgage servicing transfer practices and escrow or impound account practices. It also prohibits the payment or receipt of "kickbacks" or referral fees in connection with the performance of settlement services. The Fair Credit Reporting Act requires certain disclosures to applicants concerning information that is used as a basis for denial of credit. HMDA requires collection and reporting of statistical data concerning the loan transaction. ECOA prohibits discrimination against applicants with respect to any aspect of a credit transaction on the basis of sex, marital status, race, color, religion, national origin, age, derivation of income from public assistance programs, or the good faith exercise of a right under the Federal Consumer Credit Protection Act. The Fair Housing Act prohibits discrimination in mortgage lending on the basis of race, color, religion, sex, handicap, familial status or national origin.

      In October 1997, HUD issued proposed regulations regarding the treatment and disclosure of fees charged and collected by mortgage brokers providing certain safe harbors for the payment of fees by lenders to mortgage brokers and setting forth standards to determine whether payments to mortgage brokers violate RESPA. Whether such regulations will be adopted and the form and content of any final regulations and their impact on the Company is unknown.

      The interest rates which the Company may charge on its loans are subject to state usury laws, which specify the maximum rate which may be charged to consumers. In addition, both federal and state truth-in-lending regulations require that the Company disclose to its borrowers prior to execution of the loans all material terms and conditions of the financing, including the payment schedule and total obligation under the loans. The Company believes that it is in compliance in all material respects with such regulations.

      As a condition to funding the loans it originates, the Company requires each borrower to obtain and maintain in force a policy of insurance providing coverage for improvements on any real property securing the borrower's loan. If the borrower fails to provide fire and extended coverage insurance (and flood insurance if required) prior to closing of the borrower's loan or if the borrower's coverage is subsequently canceled or not renewed at any time during the loan period and the borrower fails to obtain new coverage, the Company will provide coverage on the borrower's behalf under policies insuring the Company's interest in the collateral. Such practice is commonly referred to as a "forced placement" of insurance. The insurance which can be required and insurance which is forced placed is subject to regulation under TILA, the National Flood Insurance Act, and state insurance regulatory and lender statutes. Such laws and regulations generally impose disclosure and notice requirements which must be satisfied in connection with insurance requirements and the forced placement of coverage, limitations on the amount of coverage that a lender may obtain to protect its interest in the collateral and restrictions on fees and charges that the Company may assess in connection with such insurance.

      Failure to comply with any of the foregoing federal and state laws and regulations could result in the imposition of civil and criminal penalties on the Company, class action lawsuits and administrative enforcement actions. The Company does not expend material amounts of financial resources complying with federal, state or local laws and regulations.

      Environmental Matters. In the course of its business, the Company has acquired, and may acquire in the future, properties securing loans that are in default. It is possible that hazardous substances or waste, contaminations, pollutants or sources thereof could be discovered on such properties after acquisition by the Company. In such event, the Company may be required by law to remove such substances from the affected properties at its sole cost and expense. There can be no assurance that (i) the cost of such removal would not substantially exceed the value of the affected properties or the loans secured by the properties, (ii) the Company would have adequate remedies against the prior owner or other responsible parties, or (iii) the Company would not find it difficult or impossible to sell the affected properties either prior to or following such removal.

      Employees. As of December 31, 1997, the Company had 44 full-time employees, including 4 employees in the Acquisitions Department, 10 employees in the Service Department, 3 employees in the Legal Department, 5 employees in the Real Estate Department and 2 clerical employees, 4 managerial employees, and 16 employees in Tribeca.

      The Company has never experienced a material work stoppage or slowdown due to labor disagreements. The Company believes that its relations with all employees are satisfactory. None of the employees are covered by a collective bargaining agreement.

Item 2.  Description of Properties.

      Properties. The Company owns a 6,600 square foot office condominium unit located on the Sixth Floor of Six Harrison Street, New York, New York which houses its principal offices. See "Item 12. Certain Relationships and Related Transactions." A description of secondary offices the Company maintains is as follows:

--------------------------------------------------------------------------------------------------------------------------
           Property Description        Approximate Annual  Approximate Square  Lease Expiration       Property Use
                                              Rent              Footage
--------------------------------------------------------------------------------------------------------------------------
185 Franklin Street                         $75,600               3200         January 1, 1999  Tribeca corporate
      New York, New York                                                                        headquarters
--------------------------------------------------------------------------------------------------------------------------
4221 Baymeadows Square, Suite 2              $7,400               740          February 28,     Tribeca wholesale branch
      Jacksonville, Florida                                                    1999             office
--------------------------------------------------------------------------------------------------------------------------
134 Holiday Court, Suite 310                 $6,060               560          January 31, 1999 Tribeca wholesale branch
      Annapolis, Maryland                                                                       office
--------------------------------------------------------------------------------------------------------------------------
2275 Silas Dean Highway                     $18,000               1500         February 28,     Tribeca wholesale and
      Rocky Hill, Connecticut                                                  2000             retail office
--------------------------------------------------------------------------------------------------------------------------
303 Amboy Avenue                             $4,800               400          March 14, 1999   Tribeca wholesale branch
      Metuchen, New Jersey                                                                      office
--------------------------------------------------------------------------------------------------------------------------

Item 3.  Legal Proceedings.

      Asset Purchase Agreement Dispute. On August 19, 1997 the Company commenced a civil action in the United States District Court for the Southern District of New York against Preferred Credit Corporation ("PCC") alleging fraud, breach of contract, and unjust enrichment in connection with the purchase by the Company of $3.7 million in face value of notes receivable from Preferred Credit Corporation ("PCC") for $1.8 million. The Company is seeking recision of the asset purchase agreement or damages incurred in connection with the purchase.

      Although the Company conducted its own review of each loan file, it has come to believe since the closing of the acquisition that certain information was intentionally omitted or removed from such files or kept in another repository of files which was not made available to the Company and that PCC intentionally and materially misrepresented the status and quality of the notes receivable included in the portfolio. Although, its estimate will be refined as the purchased portfolio is seasoned, the Company currently believes that as much as approximately 90% of the face value of the portfolio may be uncollectable, due to debtor bankruptcies, in certain instances prior to the execution of the Asset Purchase Agreement, or senior credit foreclosures of the underlying collateral.

      PCC filed a motion to dismiss in December 1997 which has been fully briefed and is currently before the court for a decision on the matter. The Company's litigation counsel has advised the Company that it believes the Company has a substantial probability of prevailing in such suit.

      Letter Agreement Dispute. On November 17, 1997 K Mortgage Corporation ("K") filed a civil action in the United States District Court for the Southern District Court of New York against the Company, Tribeca, and Thomas J. Axon alleging breach of contract, fraud, and unjust enrichment in connection with a May 9, 1997 letter agreement (the "Letter Agreement") pursuant to which Tribeca was to purchase certain assets of K and retain three principles of K as paid consultants and employ a fourth, Jim Ragan ("Ragan"). In the suit K seeks to recover for damages of $10 million for the failure of the Company to make certain payments to third parties, provide Ragan with an employment agreement and provide the three other principals of with consulting contracts pursuant to the terms of the Letter Agreement.

      On December 22, 1997 the Company filed an answer and counterclaim vigorously denying the allegations of the complaint and alleging fraud and breach of contract against K and Ragan, and breach of fiduciary duty against Ragan in what it believes to have been Ragan's unjustified unilateral termination of his employment in violation of the Letter Agreement and is collectively seeking damages of $1 million. The Company intends to vigorously defend itself against these allegations and vigorously pursue recovery of damages and does not at this time believe that its operations or financial position will be materially impacted. The court has directed all parties to proceed with mediation, which is currently scheduled for May 6998.

      Trademark Dispute. In September 1995, Franklin Resources Inc. ("FRI") commenced a civil action in the United States District Court for the Southern District of New York against the Company, seeking to enjoin the Company from using the terms "Franklin", "Franklin Credit Management Corporation", "Franklin Credit Recovery Fund, L.P.", "Franklin Asset Recovery Fund, L.P.", and any other names or marks confusingly similar to "Franklin" in conjunction with financial and investment services. On December 16, 1997 the suit was dismissed by the Court which found no grounds for the action and ruled that the Company may recover certain legal expenses from FRI, which the Company is currently seeking to collect.

      Legal Fee Dispute. On October 28, 1997 Rosen, Dainow & Jacobs ("Rosen") filed a civil action against the Company in the Supreme Court of the State of New York, County of New York alleging failure by the Company to pay fees due Rosen in connection with work done for the Company in the Trademark Dispute and seeking $145,000 in damages. Rosen was dismissed by the Company as counsel in the Trademark Dispute after the law partnership was disbanded and James Jacobs, the lead attorney for the Company in the Trademark Dispute, joined a firm that was representing FRI in other matters. The Company plans to vigorously defend itself in this matter and at this time does not feel that its operations or financial position will be materially impacted.

      Other Legal Actions. Since in July, 1991, the Company has been a plaintiff in various actions ("Miramar Litigation") and party to settlements, with the former directors and officers of Miramar Resources, Inc. ("Miramar"), a company which the Company merged with in 1994, based upon allegations relating to certain premerger events. Information regarding the Miramar Litigation ("Shultz Settlement") concerning these matters, specifically the Shultz Settlement, and the legal status of the Company's collection efforts is incorporated herein by reference to "Item 3. Legal Proceedings" included in the Company's Form 10-KSB for the year ended December 31, 1994, filed with the SEC on March 31, 1995 and included in the Company's10-KSB for the year ended December 31, 1996, filed with the SEC on March 31, 1997 (the "1996 10-KSB").

      During 1997 the Company initiated efforts to foreclose on its Deed of Trust on a 4,000-acre ranch owned by the parties to the original Shultz Settlement. A judicial foreclosure is expected by management to be placed on the Court's calendar for hearing in the fourth quarter of 1998. The Company is a defendant in related matters in which the same parties are seeking quiet title to the above mentioned ranch and thereby deny enforceability of the Deed of Trust in favor of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On August 8, 1997 the Board of Directors and stockholders representing 3,867,215 shares of the outstanding Common Stock of the Company, or approximately 70.2% of the outstanding Common Stock of the Company, acting by written consent approved a four-for-one stock dividend (the Stock Dividend") of the Company's outstanding Common Stock which Stock Dividend was distributed on September 1, 1997 to shareholders of record on August 20, 1997.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Market Information. The Company's Common Stock is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq") under the symbol "FCSC" since December 26, 1996, and "FCMC" from December 30, 1994 until such date.

      Effective, December 12, 1996, the Board of Directors and holders of a majority of the Company's Common stockholders authorized a one-for-five reverse stock split (the "Reverse Split") of the Common Stock $.01 par value per share. The Company paid $1,300 in lieu of any fractional shares resulting from the Reverse Split as of December 31, 1996.

      On August 8, 1997 in connection with a proposed private placement the board of directors and holders of a majority of the Company's Common Stock approved a four-for-one stock dividend ("Stock Dividend") which was distributed on September 1, 1997.

      The following table sets forth the bid prices for the common stock on Nasdaq Bulletin Board, for the periods indicated adjusted to reflect the Reverse Split and the Stock Dividend. Trading during these periods was limited and sporadic. Therefore, the following quotes may not accurately reflect the true market value of the securities. Such prices reflect inter-dealer prices without retail markup or markdown or commissions and may not represent actual transactions. The Company has obtained the information in the following table directly from the Nasdaq Bulletin Board for the year 1996. Information for 1997 was compiled from information representing the daily inter-dealer bid activity during the period. Such information was not available from the Nasdaq Bulletin Board due to a lack of two complete inter-dealer postings during the period as is required by the Nasdaq Bulletin Board to publish such prices.

                                1997 Bid                        1996 Bid
                                --------                        --------
                             High         Low               High          Low
                             ----         ---               ----          ---
First Quarter               $0.60       $0.50              $1.34         $1.34
Second Quarter              $1.10       $0.40              $0.78         $0.75
Third Quarter               $1.20       $0.05              $1.00         $1.00
Fourth Quarter              $1.00       $0.50              $2.75         $1.75

      As of March 30, 1998, there were approximately 524 record holders of the Company's Common Stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      Forward-Looking Statements. When used in this report, press releases and elsewhere by the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties.

Additionally, certain statements contained in this discussion and the form 10-KSB may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: unanticipated changes in the U.S. economy, business conditions and interest rates and the level of growth in the finance and housing markets, the availability for purchases of additional loans, the status of relations between the Company and its primary sources for loan purchases, the status of relations between the Company and its primary Senior Debt Lender, unanticipated difficulties in collections under loans in the Company's portfolio and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      Loan and OREO Acquisitions. During the year ended December 31, 1997 ("fiscal 1997") the Company purchased 771 loans with an aggregate face value of $47.7 million at an aggregate purchase price of $23.7 million or 49.7% of the face value and 107 OREO properties with an aggregate purchase price of $2.6 million compared with the purchase during the year ended December 31, 1996 ("fiscal 1996") of 499 loans with an aggregate face value of $34.0 million at an aggregate purchase price of $26.2 million or 77.1% of aggregate face value, and no portfolios of OREO. Acquisition of these portfolios was fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee.

      The Company believes these acquisitions will result in substantial increases in the level of interest income and purchase discount income during future periods. During the initial period following acquisitions, the Company incurs the carrying costs of the related Senior Debt and administrative costs of the new portfolios. Payment streams are only generated once the loans are incorporated into the Company's loan tracking system, contact with the borrower is made, and non-performing loans are restructured or collection litigation initiated.

      In May 1997, the Company purchased a portfolio of $3.7 million in face value of notes receivable from PCC for $1.8 million. Although the Company conducted its own review of each loan file, it has come to believe since the closing of the acquisition that certain information was intentionally omitted or removed from such files or kept in another repository of files which were not made available to the Company and that PCC intentionally and materially misrepresented the status and quality of the notes receivable included in the portfolio. Although, its estimate will be refined as the purchased portfolio is seasoned, the Company currently believes that as much as approximately 90% of the face value of the portfolio may be uncollectable, due to debtor bankruptcies, in certain instances prior to the execution of the Asset Purchase Agreement, or senior credit foreclosures of the underlying collateral. The Company has recorded, on its Consolidated Statement of Income, a Special Charge of $1.5 million reflecting its current estimate of the uncollectable portion of the purchase price of such portfolio.

      The Company has initiated a suit and is seeking recision of the asset purchase agreement or damages incurred in connection with the purchase. See "Part I Item 3. Legal Proceedings." The Company's litigation counsel has advised the Company that it believes the Company has a substantial probability of prevailing in such suit.

      During the normal course of business, the Company acquires properties either from portfolio acquisitions or via foreclosures. Such properties are classified as OREO and are evaluated regularly to ensure that recorded amounts are supported by current fair market values.

      Management intends to continue to expand the Company's earning asset base through the acquisition of additional portfolios including performing and non-performing real estate secured loans and

OREO properties. The Company believes that its current infrastructure is adequate to service additional loans without any material increases in expenses. There can be no assurance the Company will be able to acquire any additional loans or that it may do so on favorable terms. While management believes that the acquisition of additional loan portfolios would be beneficial, management does not believe that current operations would be materially impacted if additional loan portfolios were not acquired during 1998.

      Cost of Funds. The increase in the prime rate from 8.25% from 8.50%, on March 26, 1997, increased the benchmark rate for the cost of funds on Senior Debt used to fund loan portfolio acquisitions, directly decreasing net income. As of December 31, 1997, the Company had thirty-four loans outstanding with an aggregate principal balance of $83,643,550. Additionally the Company has lines of credit which had an outstanding balance of $1,376,403 at December 31, 1997. References herein to the Company's Senior Debt Lender or lending arrangements refer to such continuing lender.

      The majority of the loans purchased by the Company bear interest at a fixed rate; consequently, there is little corresponding change in interest income due to changes in market interest rate conditions. The weighted average interest rate on borrowed funds for the Senior Debt based on the balances as of December 31, 1997 and December 31, 1996 were 9.56% and 10.37, respectively. Management believes that any future increases in the prime rate will negatively impact the net income of the Company while decreases may be expected to positively impact such net income.

      During fiscal 1996, and a portion of 1997, the Company incurred additional financing costs in the form of service fees and loan commitment fees. The service fees are calculated as a percentage of gross collections on four specific portfolios while loan commitment fees are points based upon origination of Senior Debt. Additionally certain of the Company's loan agreements required, during fiscal 1996 payment of "service fees" based upon cash collections of principal and interest, as well as accelerated principal reductions from early payoff collections.

      Additionally, in March 1997, certain ongoing service fees payable on Senior Debt were replaced with a 1% exit fee applicable only to outstanding Senior Debt as of December 31, 1996, for total fees payable of $700,000. Such fees will be payable after repayment, in full, of such Senior Debt. If the funds collected from the underlying notes receivable are insufficient to satisfy the related Senior Debt any exit fee shortfall shall be forgiven. The Company believes that its reduced cost of funds will have a material beneficial impact on the Company's earnings.

      The impact of inflation on the Company's operations during both fiscal 1997 and 1996 was immaterial.

Results of Operations

Year ended December 31, 1997 Compared to Year ended December 31, 1996

      Total revenue, comprised of interest income, purchase discount earned, gains recognized on the bulk sale of notes, gain on sale of repossessed collateral, gain on sale of OREO, rental income and other income, increased by $232,287 or 2%, to $14,284,198 during fiscal 1997, from $14,051,911 during fiscal 1996.

      Interest income on notes receivable increased by $88,505 or 2%, to $5,997,976 during fiscal 1997 from $5,889,471 during fiscal 1996. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from an increase in interest on performing notes.

      Purchase discount earned decreased by $1,915,417 or 28%, to $4,971,781 during fiscal 1997 from $6,887,198 during fiscal 1996. The decrease in purchase discount earned reflected an increase in the Company's practice, initiated during 1996, of selling reperforming loans, (which results in purchase discount which would otherwise be earned in subsequent periods being in part accelerated as gain on sale of loans and in part lost to the purchaser), a maturing of the Company's portfolio, and an increase in foreclosures of loans in the Company's portfolio, which defers realization of any gain until the sale of such property for more than the carrying cost (the lower of cost or market) at the date of the foreclosure. The Company believes that the aggregate sales proceeds on its OREO portfolio will exceed the lower of cost or market value at which it is recorded.

      Gains from the bulk sale of loans increased by $353,614 or 36% to $1,331,133 during fiscal 1997 from $977,519 during fiscal 1996. The Company sold approximately $7.7 million and $6.3 million in face value notes receivable during fiscal 1997 and during fiscal 1996, respectively. This increase reflected an increase in the number of loans available for sale and an increase in the number of sales to two from one.

      Gain on sale of repossessed collateral increased $63,877 or 100% to $0 during fiscal 1997 from a loss of $63,877 during fiscal 1996. The increase resulted from sale of remainder of the Company's automobiles inventory in 1996.

      Gain on sale of OREO increased by $969,611 to $1,045,144 during fiscal 1997 from $75,533 during fiscal 1996. The increase resulted from an increase in the number of properties available for sale and an increase in marketing of those properties by the Company. Rental income was $296,420 during fiscal 1997, an increase from an immaterial amount of rental income during fiscal 1996. This increase was a result of an increase in the number of properties in the Company's portfolio for which the Company believes that renting produces a greater return than selling at the present time.

      Other income increased by $375,677 or 131%, to $661,744 during fiscal 1997 from $286,067 during fiscal 1996. The primary increase in other income resulted from an increase in settlement income, relating to the Miramar Litigation, of $242,597 or 437%, to $298,097 during fiscal 1997 from $55,500 during fiscal 1996. This increase reflects an improvement in the performance of a receivable arising in connection with certain claims of the Company against certain principals of its corporate predecessor. The remainder of other income increased $133,080 during 1997.

      Total revenue as a percentage of notes receivable, net of allowance for loan losses and joint venture participation during fiscal 1997 was 16.2% as compared with 15.7% during fiscal 1996.

      Total operating expenses increased by $2,432,698 or 19% to $15,048,899 during fiscal 1997 from $12,616,202 during fiscal 1996. Total operating expenses includes interest expense, collection, general and administrative expenses, provisions for loan losses, service fees, amortization of loan commitment fees and depreciation expense.

      Interest expense increased by $1,011,674 or 14%, to $8,350,490 during fiscal 1997 from $7,338,815 during fiscal 1996. Total debt increased by $10,673,537 or 14%, to $86,194,536 as of December 31, 1997 as compared with
$75,520,999 as of December 31, 1996. Total debt includes Senior Debt, debentures, lines of credit and loans from affiliates.

      Collection, general and administrative expenses increased by $2,123,442 or 56%, to $5,923,745 during fiscal 1997 from $3,800,303 during fiscal 1996. The primary components of the increase in collection, general and administrative expense are personnel expense, OREO related expense, litigation expense, and miscellaneous collection expense.

        Personnel expenses increased by $589,122 or 54%, to $1,686,868 during fiscal 1997 from $1,097,745 during fiscal 1996. This increase resulted largely from the staffing of Tribeca, which accounted for $270,492 of the increase, and increases in staffing and the experience level of personnel in the Company's core business. OREO related expenses increased by $517,101 or 149%, to $863,641 during fiscal 1997 from $346,540 during fiscal 1996. This increase resulted from an increase in properties held as OREO as of December 31, 1997, which had increased by $7,069,388 or 149%, to $11,806,473 as of December 31, 1997 from
$4,737,085 as of December 31, 1996. These increases reflected increased foreclosure activity resulting from the growth in size of the Company's portfolio and also the purchase of OREO. Litigation expenses increased by $192,176 or 16%, to $1,376,218 during fiscal 1997 from $1,184,042 during fiscal
1996. Litigation expenses increased due to the quality and quantity of notes receivable purchased and OREO related activities. All other collection expenses increased $825,043 due to an increase in acquisition in new notes and the preparation of loan sales.

      Provisions for loan losses, exclusive of a "Special Charge" related to the PCC transaction, decreased by $322,251 or 63%, to $191,121 during fiscal 1997 from $513,372 during fiscal 1996. This decrease reflects the improved performance during fiscal 1997 of the Company's portfolio (exclusive of the PCC transaction). Bad debt expense expressed as a percentage of face value of notes receivable as of the last day of such years for fiscal 1997 and fiscal 1996 was approximately 0.16% and 0.45%, respectively. Provisions for loan losses are incurred as soon as the valuation of the asset diminishes and there is no unamortized discount remaining associated with that asset.

      Banking service fees decreased by $333,938 or 91%, to $31,520 during fiscal 1997 from $365,459 during fiscal 1996. This decrease resulted from the elimination of service fees charged by its Senior Debt Lender effective March 1997.

      Amortization of deferred financing costs decreased by $52,385 or 10%, to $479,510 during fiscal 1997 from $531,895 during fiscal 1996. This decrease resulted from a decrease in the asset balance of deferred financing costs relative to the Company's total Senior Debt outstanding. On December 31, 1997 and December 31, 1996 deferred financing costs as a percentage of Senior Debt outstanding was 1.39% and 1.85%, respectively.

      Depreciation expense increased by $6,155 or 9%, to $72,513 during fiscal 1997 from $66,358 during fiscal 1996. This increase resulted from an increase in depreciable assets owned by the Company.

      Operating income decreased by $2,200,411 or 133% to a loss of $764,701 during fiscal 1997 from a gain of $1,435,709 during fiscal 1996. This decrease resulted primarily from the reduction in purchase discount earned and from the Company's investment in Tribeca Lending, which through an investment in infrastructure and personnel contributed approximately $515,000 to the Company's operating losses during fiscal 1997, and from increases in collection, general, and administrative expenses which were only partially offset by increases in interest income, gain from the sale of portfolios of loans and income associated with sales and rental of OREO.

      The Company has taken a $1,500,000 Special Charge to income during fiscal 1997 in order to create a reserve for what it has discovered to be the impaired value of a portfolio of notes receivable purchased by the Company from Preferred Credit Corporation, in connection with which purchase the Company believes it was defrauded. The portfolio was purchased for approximately $1.8 million and the Company currently expects approximately $300,000 of the notes receivable in the portfolio to be collectible. The Company is currently vigorously pursuing legal remedies from PCC and has been advised by its litigation counsel that it has a substantial probability of prevailing in such suit. See "Part I. Item 3. Legal Proceedings."

      Provisions for income taxes decreased by $2,305,359 to a benefit of $1,698,803 during fiscal 1997 from a provision of $606,556 during fiscal 1996. This decrease resulted from the impact of timing differences in the recognition of purchase discount income for income tax and book purposes. Deferred tax liabilities incurred in prior years were eliminated and a deferred tax asset recorded to reflect a current period taxable loss.

      Net income decreased by $1,395,051 to a loss of $565,898 during fiscal 1997 from a gain of $829,153 during fiscal 1996.

Liquidity and Capital Resources

          General. During fiscal 1997 the Company purchased 771 loans with an aggregate face value of $47.7 million at an aggregate purchase price of $23.7 million or 49.7% of the face value and 107 OREO properties with an aggregate purchase price of $2.6 million compared with the purchase during fiscal 1996 of 499 loans with an aggregate face value of $34.0 million at an aggregate purchase price of $26.2 million or 77.1% of aggregate face value, and no portfolios of OREO. This increase reflected more competitive bids from the Company resulting from the reduction in its cost of funding relative to the prime rate and the increased marketing activity to cultivate additional business.

      The Company's portfolio of notes receivable at December 31, 1997 had a face value of $115,965,158 and included net notes receivable of approximately $72,043,539. Net notes receivable are stated at the amount of unpaid principal, reduced by purchase discount, an allowance for loan losses, and joint venture participation. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or where economically advantageous, sale.

      During fiscal 1997, the Company used cash in the amount of $7,343,757 in its operating activities primarily for interest expense, overhead, ordinary litigation expense incidental to its collections and for the foreclosure and improvement of OREO. The Company used $2,575,557 in its investing activities, which reflected primarily the use of $34,922,678 for the purchase of notes receivable and OREO offset by principal collections upon its notes receivable of $15,438,035, proceeds from sales of OREO of $4,822,718, proceeds from sales of notes of $7,382,329. The amount of cash used in operating and investing activities was funded by $10,735,271 of net cash provided by financing activities, primarily from a net increase in Senior Debt of $10,104,684. The above activities resulted in a net increase in cash at December 31, 1997 over December 31, 1996 of $815,957.

      In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at December 31, 1997 and 1996, the Company held OREO recorded in the financial statements of the Company at $11,806,473 and $4,737,085, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or fair market value. The Company believes that the OREO inventory held at December 31, 1997 has a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $13.0 million based on market analyses of the individual properties less the estimated closing costs. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it is economically beneficial to do so.

      During the last quarter of 1997 and through January 18, 1998 the Company attempted to raise approximately $6.3 million of additional equity through the private placement of units consisting of its

Common Stock and Warrants. (the "Private Placement") The Private Placement expired unconsummated because certain minimum sales of units were not achieved. Nevertheless, management believes that the Company's existing cash balances, credit lines, and anticipated cash flow from operations will provide sufficient working capital resources for its anticipated operating needs. The Company has negotiated with its Senior Debt Lender a modification of the terms of its funding of cash flows for operation, which may improve cash flows. See "Cash Flow from Financing Activities". The Senior Debt agreement has been modified to increase amount of operating cash flows the Company retains in connection with budgeted allowances to operate the Company after the current principal, interest and escrow obligations are met. Funds remaining after such obligations have been met are used first to fund the Company's budgeted operating cash flows, and then fund certain reserve agreements, with any remaining funds to be applied toward the prepayment of Senior Debt. Management believes that this modification may improve cash flows.

      Start-up and Operating Expenses of Tribeca. During 1997 Tribeca incurred an operating loss of $515,211. This loss stemmed from substantial start-up costs and an increase in operating expenses without a corresponding increase in revenues. The Company funded the start-up of Tribeca with $1.1 million of proceeds from the refinancing of two loan portfolios through its Senior Debt Lender. Additionally, such lender has provided Tribeca with a warehouse line of credit of $2,000,000. The Company has secured additional warehouse lines of credit for Tribeca's use of $9.5 million from two other lending institutions. Tribeca began originating mortgages on September 1, 1997. There can be no assurances that Tribeca will earn a profit in the future, however, management believes that Tribeca's existing cash balances, credit lines, and anticipated cash flow from operations will provide sufficient working capital resources for Tribeca's anticipated operating needs.

Cash Flow From Operating and Investing Activities

      Substantially all of the assets of the Company are invested in its portfolios of notes receivable and OREO. The Company's primary source of cash flow for operating and investing activities is collections on notes receivable and gain on sale notes and OREO properties.

      At December 31, 1997, the Company had unrestricted cash, cash equivalents and marketable securities of $2,788,920. A portion of the Company's available funds may be applied to fund acquisitions of companies or assets of companies in complementary or related fields. Although the Company from time to time engages in discussions and negotiations, it currently has no agreements with respect to any particular acquisition. This may cause the Company to incur additional capital expenditures, outside the acquisitions of additional notes receivable.

      In October 1997, the Company negotiated with its Senior Debt Lender a modification to the Senior Debt obligation, which increases the cash flow available to the Company for operations. The outstanding balances were reamortized, thereby increasing the amount of cash available for the Company's monthly operating cost allocation. Management believes that this modification may reduce irregular periods of cash flow shortages arising from operations. The Senior Debt Lender, on February 2, 1998 further modified the Company's Senior Debt obligation by increasing the monthly cash advance from $350,000 per month to $425,000. Management also believes that sufficient cash flow from the collection of notes receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of notes receivable, the bulk sale of performing loan portfolios, sales and rental of OREO, continued modifications to the secured debt credit agreements or additional borrowing, to repay the current liabilities arising from operations and to repay the long term indebtedness of the Company.

Cash Flow From Financing Activities

      Senior Debt. As of December 31, 1997, the Company owed an aggregate of $83,643,550 to the Senior Debt Lender, under 34 loans.

      The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest at variable rates of 0% and 1.75% over the prime rate. The accelerated payment provisions are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a further amount to be applied toward additional principal reduction from available cash after scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the minimum scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow which is available to the Company.

      Certain of the Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The restricted cash is maintained in a interest bearing account, at the Company's Senior Debt Lender. Restricted cash may be accessed by the Senior Debt Lender only upon the Company's failure to meet the minimum monthly payment due if collections from notes receivable securing the loan are insufficient to satisfy the installment due. Historically, the Company has not called upon these reserves. The aggregate balance of restricted cash in such accounts was $990,466 on December 31, 1997 and $828,845 on December 31, 1996.

      Total Senior Debt funding capacity was approximately $125.0 million at December 31, 1997, of which approximately $83.6 million had been drawn down as of such date. Additionally the Senior Debt Lender has verbally informed the Company that it will not deem approximately $13 million of Senior Debt that it had syndicated to other banks as of such date as outstanding for purposes of determining availability under the Senior Debt Facility. As a result, the Company has approximately $54.4 million available to purchase additional portfolios of notes receivable and OREO.

      12% Debentures. In connection with the acquisition of a loan portfolio during 1994, the Company offered to investors $750,000 of subordinated debentures. As of December 31, 1997 and December 31, 1996, $352,500 and $470,000, respectively, of these debentures were outstanding. The 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over four years in sixteen equal installments of $44,062 that commenced March 31, 1996. The 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

      Harrison First Corporation 12% Debentures. In connection with the acquisition of a loan portfolio during 1995, the Company offered to investors $800,000 of subordinated debentures of which $555,000 were issued. As of December 31, 1997 and December 31, 1996, $510,600 and $555,000, respectively, of these debentures were outstanding. The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over three years in ten equal quarterly installments of $22,200 which payments commenced on September 30, 1997 with the remaining balloon payment of $333,000 due June 30, 2000. The Harrison 1st 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

      Lines of Credit. The Company has a line of credit with the Senior Debt Lender permitting it to borrow a maximum of approximately $1,500,000 at a rate equal to the bank's prime rate plus two percent per annum. Principal repayment of the lines is due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the lines of credit as of December 31, 1997 and December 31, 1996, were $1,376,403 and $583,916, respectively. Advances made under the line of credit were used to satisfy senior lien positions and fund property capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding lines of credit and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company which the Company may be required to hold as rental property to maximize its return.


Item 7.  Financial Statements.

      See the financial statements and notes related thereto, beginning on page F-1, included elsewhere in this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

See Item 4 of the Company's 8-K as filed with the Securities and Exchange Commission on July 2, 1997.


                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of Exchange Act.

                                             Current
                             Year First      Term as
                              Elected        Director
Name                Age       Director        Expires            Office
----                ---       --------        -------            ------
Joseph Bartfield    43          1994           1998       Director
                                                          Vice President,
                                                          Chief Operating
Joseph Caiazzo      40          1994           1998       Officer and Director
Robert M. Chiste    51          1994           1998       Director
Allan R. Lyons      57          1994           1999       Director
William F.
  Sullivan          48          1996           1999       Director
Eugene T.
  Wilkinson         48          1996           1999       Director
                                                          President, Chief
                                                          Executive Officer

Thomas J. Axon      46          1988           2000       and Director
                                                          Vice President,
                                                          Chief Financial
                                                          Officer, Treasurer,
                                                          Secretary and
Frank B. Evans      46          1994           2000       Director
Steven W.
  Lefkowitz         42          1996           2000       Director

                              CLASS 1 DIRECTORS
                           WITH TERMS EXPIRING 1998

      Joseph Bartfield has practiced law in New York State since 1980. From 1988 until September 1997 Mr. Bartfield was self-employed as an attorney, specializing in commercial litigation and commercial arbitration. Since September 1997, Mr. Bartfield has been a partner in RMTS Associates LLC. ("RMTS"), an insurance consulting and underwriting business with emphasis in professional sports, medical stop loss insurance and large risk management. RMTS is a partnership in which Mr. Axon is also a partner. Mr. Bartfield graduated from New York Law School and holds a masters degree in political science from Long Island University.

      Joseph Caiazzo has served as Vice President and Chief Operating Officer since March of 1996. From August 1989 to March 1996, Mr. Caiazzo served as corporate controller of R.C. Dolner, Inc., a general contractor. Mr. Caiazzo holds a Bachelor of Science from St. Francis College and a Masters of Business Administration in Finance from Long Island University.

      Mr. Chiste has been President, Industrial Services Group, of Philip Services Corp, since August 1997. He served as Vice Chairman of Allwaste, Inc. ("Allwaste"), a provider of industrial and environmental services, from May 6997 through July 1997, President and Chief Executive Officer of Allwaste from November 1994 through July 1997 and a director of Allwaste from January 1995 through August 1997. Philip Services Corp. acquired Allwaste effective July 31, 1997. Mr. Chiste served as Chief Executive Officer and President of America National Power, Inc., a successor company of Transco Energy Ventures Company, from its inception in 1986 until August 1994. During the same period he served as Senior Vice President of Transco Energy Company. Mr. Chiste also serves as a director of Innovative Valve Technology, Inc. Mr. Chiste holds a Bachelor of Science with honors in mathematics from Trenton State College, a J.D. cum laude from Rutgers University School of Law and a Master of Business Administration cum laude from Rutgers University School of Management.

                              CLASS 2 DIRECTORS
                           WITH TERMS EXPIRING 1999

      Mr. Lyons is a Certified Public Accountant who has been a principal in Piaker & Lyons, P.C., an accounting firm, and its predecessors since 1968. Mr. Lyons is engaged primarily in estate, tax and financial planning services including investment structuring. Mr. Lyons has been a director of Starlog Franchise Corporation since August 1993 and a Director of The Score Board, Inc., since June 1990. Mr. Lyons holds a Bachelor of Science in accounting from Harpur College and a Masters of Business Administration from Ohio State University.

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

                              CLASS 3 DIRECTORS
                           WITH TERMS EXPIRING 2000

      Thomas J. Axon has served as President, Chief Executive Officer and Chairman of Board of Directors of the Company since December 30, 1994. Mr. Axon also served as Director of Franklin Credit Management Corporation ("Franklin") from May 6988 until the merger of Franklin and Miramar Resources, Inc. in December 1994 (the "Merger") and President of Franklin from October 8, 1991 until the Merger. Since 1985, Mr. Axon has been the President and principal owner of RMTS Associates, LLC. Mr. Axon holds a Bachelor of Arts in economics from Franklin and Marshall College and attended the New York University Graduate School of Business.

      Frank B. Evans, Jr. has served as Vice President, Treasurer, Secretary, and Chief Financial Officer of the Company since December 30, 1994. Mr. Evans also served as the Secretary, Treasurer, a Vice President and a Director of Franklin from its inception in 1990 until the Merger. Mr. Evans has served as CEO of Earthsafe Corporation, a McLean, Virginia firm that designs and supplies environmental compliance systems, since its inception in 1990. Mr. Evans is a Certified Public Accountant and holds a Bachelor of Science from the University of Maryland and a Masters in business from the University of Southern California.

      Steven W. Lefkowitz is the founder and President of Wade Capital Corporation, a privately held investment firm organized in 1990. From 1988 to 1990, Mr. Lefkowitz served as a Vice President of Corporate Finance for Drexel Burnham Lambert, Incorporated, where he had been employed since 1985. Mr. Lefkowitz serves on the Board of Directors of several private companies. Mr. Lefkowitz holds a Bachelor of Arts in history from Dartmouth College and a Masters in business administration from Columbia University.

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

      Based solely on review of the copies of such reports furnished to the Company, the Company believes that during fiscal 1997 all Section 16(a) filing requirements applicable to its Officers, Directors and ten percent stockholders were complied with.


Item 10.  Executive Compensation.

Summary Compensation Table

      The following table sets forth compensation earned by or paid to Thomas J. Axon, the Chief Executive Officer of the Company and Joseph Caiazzo, the Chief Operating Officer of the Company (collectively the "Named Executive Officers"). No other executive officers of the Company earned over $100,000 in salary and bonus during the fiscal year ended December 31, 1997:

                           SUMMARY COMPENSATION TABLE

                                            Annual Compensation                Long-Term Compensation
                                                                                        Awards
                                         ----------------------------------------------------------------
                                                                Other                          Securities
                                                               Annual                          Underlying
                                                               Compen-      Restricted          Options/
                               Fiscal     Salary     Bonus     sation       Stock Award(s)        SARs
Name and Principal Position     Year       ($)        ($)        ($)            ($)               (#)
---------------------------------------------------------------------------------------------------------
Thomas J. Axon--Chief           1997        --        --       7,000(1)          --                --
Executive Officer               1996        --        --       7,000(1)          --                --
                                1995        --        --       7,000(1)          --                --
Joseph Caiazzo--Chief           1997     $145,577   $6,000       --              --                --
Operating Officer               1996      $91,527     --         --              --            100,000(2)

(1)   Represents health insurance benefits received by Mr. Axon.
(2) Represents options to purchase shares of the Company's Common Stock granted on March 25, 1996 at $1.57 per share, 50,000 of which vested upon grant and 50,000 of which vested on March 26, 1998.

      The following table sets forth the aggregate value, realized gain, and number of options granted to the Named Executive Officers.

  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR
                                     VALUES

        AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                               OPTION/SAR VALUES

                      Shares                    Number Of Securities Underlying    Value Of Unexercised In-The-
                   Acquired On      Value       Unexercised Options/SARs At FY-    Money Options/SARs At
                     Exercise      Realized                    End                             Fy-End
                   --------------------------------------------------------------------------------------------
Name                    #            ($)        Exercisable       Unexercisable    Exercisable    Unexercisable
------------------------------------------------------------------------------------------------------------
Thomas J. Axon         --            --              --                  --              --              --
Joseph Caiazzo(1)      --            --         50,000             50,000                --              --

(1)   Based upon a $1.50 share price at December 31, 1997.

      Employment Agreements. Mr. Caiazzo, the Chief Operating Officer of the Company, has a five-year contract for annual compensation of $125,000 beginning March 25, 1996 and expiring on March 24, 2001. In addition, under his employment contract Mr. Caiazzo will receive a bonus of 3.5% of post tax profits in excess of $500,000. Mr. Caiazzo also received a grant of 100,000 options to purchase Common Stock, of which 50,000 vested upon grant and 50,000 vested on March 26, 1998.

      Directors Compensation. Directors receive no compensation for their service as such. Effective June 5, 1996, each non-employee director of the Company was granted an option to purchase 10,000 shares of Common Stock pursuant to the Company's 1996 Stock Incentive Plan. These options vest 25% each year on the first four anniversaries of the date of grant at $1.57 per share. To date none of these options have been exercised.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth, as of March 31, 1997, the number of shares of Common Stock and the percentage of the Company's Common Stock beneficially owned by (i) each person known (based solely on Schedules 13D or 13G filed with the Securities and Exchange Commission (the "Commission") to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each Director and nominee for Director of the Company, (iii) the Named Executive Officers, and
(iv) all Directors and executive Officers of the Company as a group (based upon information furnished by such persons). Under the rules of the Commission, a person has beneficial ownership of Common Stock if the power or shares the power to vote or direct the disposition of such security or the power to dispose of or to direct the disposition of such security. In general, a person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.



NAME                                  NUMBER           PERCENT
Thomas J. Axon(1)(2)                2,996,870           54.3%
Frank B. Evans, Jr.(1)(3)             897,960           16.3%
Joseph Caiazzo(1)(4)                  102,450            1.9%
Joseph Bartfield(1)(5)                 99,790            1.8%
Robert M. Christe(1)(5)(6)             65,843            1.2%
Allan R. Lyons(1)(5)(7)                16,888              *
William F. Sullivan(1)(8)               4,950              *
Eugene T. Wilkinson(1)(5)              17,010              *
Stephen Leftkowitz(1)(8)(9)            88,250            1.6%
Vincent A. Merola(10)                 295,935            5.4%
--------------------------------------------------------------
All Directors and officers as a     4,290,011           74.7%
group (9 persons)(11)

-----------------------
*Indicates beneficial ownership of less than one (1%) percent.

(1) Mailing address: C/O Franklin Credit Management Corporation, Six Harrison Street, New York, New York 10013.

(2) Does not include 11,610 beneficially owned by Mr. Axon's mother, Ann Axon, with respect to which shares Mr. Axon disclaims beneficial ownership. Includes 1,030 shares owned of record by him as custodian for a minor child.

(3) Does not includes 11,610 shares beneficially owned by Mr. Evans' father Frank Evans, with respect to which shares Mr. Evans disclaims beneficial ownership. Includes 5,000 shares beneficially owned by each of his four minor children for which Mr. Evans is the trustee.

(4) Includes 100,000 shares issuable upon exercise of options exercisable within sixty days

(5) Includes 2,500 shares issuable upon exercise of options exercisable within sixty days.

(6) Includes 18,288 shares issuable upon exercise of warrants exercisable within sixty days.

(7) Includes 11,888 shares issuable upon exercise of warrants exercisable within sixty days.

(8) Includes 1,250 shares issuable upon exercise of options exercisable within sixty days.

(9) Includes 87,000 shares issuable upon exercise of warrants exercisable within sixty days.

(10)  Mr. Merola's mailing address is P.O. Box 769 Tannesville, PA 18372-0769.

(11) Includes 229,676 shares issuable upon exercise of options and warrants exercisable within sixty days.

Item 12.  Certain Relationships and Related Transaction.

      The Company has indebtedness to Mr. Axon currently in the amount of $79,000, $75,000 of which was originally incurred to Axon Associates, Inc. on December 31, 1995 in respect of the purchase by the Company of the remainder of the condominium unit in which it is headquarters are located and $4,000 of which is the principal amount remaining outstanding on a 1994 advance of $120,000 to fund the purchase of a loan portfolio. This indebtedness bears interest at a rate of 10% per annum and requires quarterly payments of $6,000 in respect of principal and interest.

      As of December 31, 1997, the Company also had indebtedness of $150,098 outstanding to RMTS in respect of a November 1996 advance under a line of credit provided to the Company by RMTS to fund deposits required in connection with bids at portfolio auctions. The indebtedness bears interest at a rate of 10.5% per annum.

      In January, 1995 the Company incurred indebtedness to Vincent A. Merola, the former Secretary of Miramar, and Mr. Axon the President of the Company, of $90,034 and $82,139, respectively, in respect of advances used to finance certain of the Company's ordinary operating expenses in 1995. Such indebtedness bears interest at a rate of 10% per annum. The indebtedness to Mr. Merola is paid in full and the indebtedness to Mr. Axon requires monthly interest payments, with the principal due upon demand.

      On April 2, 1997, the Company entered into a letter agreement with Wade Capital Corporation ("WCC"), of which Steven W. Lefkowitz, a member of the Company's Board of Directors, serves as President, pursuant to which WCC was retained through April 30, 1998 to provide financial advisory services to the Company. Pursuant to such agreement, WCC was granted 87,000 warrants to purchase Common Stock at $1.56 per share and receives $2,500 per month for the duration of the agreement.

Item 13.  Exhibits and Reports on Form 8-K.

(a)                                    EXHIBIT TABLE

     Exhibit
     No.     Description
     ---     -----------

      3(a) Restated Certificate of Incorporation. Previously filed with, and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on December 31, 1994. Filed here with.

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

      10(c) Employment Agreement, dated December 4, 1996, between the Company and Marcia Vacacela

      10(d) Employment Agreement, dated December 4, 1996, between the Company and Joseph Caiazzo.

      10(e) Agreement dated March 29, 1997 between the Company and the Citizens
            Banking Company.

      11    Computation of earnings per share. Filed here with.

      21    Listing of subsidiaries. Filed here with.

(b)          None

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 1998                              FRANKLIN CREDIT MANAGEMENT
                                          CORPORATION



                                    By:   THOMAS J. AXON
                                          ---------------------------------
                                          Thomas J. Axon
                                          President and Chief Executive
                                          Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                    Date

THOMAS J. AXON          President, Chief Executive Officer       May 12, 1998
--------------------    and Director
Thomas J. Axon
(Principal executive officer)


FRANK B. EVANS, Jr.     Vice President, Treasurer,               May 12, 1998
--------------------    Chief Financial Officer and Director
Frank B. Evans, Jr.
Secretary (Principal financial and accounting officer)


JOSEPH CAIAZZO          Vice President, Chief Operating          May 12, 1998
--------------------    Officer and Director
Joseph Caiazzo

                                 FRANKLIN CREDIT
                             MANAGEMENT CORPORATION
                                 AND AFFILIATES

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1997

                                    CONTENTS

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                      Page

INDEPENDENT AUDITORS' REPORT                                            1

FINANCIAL STATEMENTS FOR THE YEARS ENDED
  DECEMBER 31, 1997 AND 1996:

  Consolidated Balance Sheets                                          F-3

  Consolidated Statements of Operations                                F-4

  Consolidated Statements of Stockholders' Equity                      F-5

  Consolidated Statements of Cash Flows                                F-6

  Notes to Consolidated Financial Statements                       F-7 - F-24

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Franklin Credit Management Corporation and Subsidiaries

We have audited the consolidated balance sheet of Franklin Credit Management Corp. and Subsidiaries (the "Company") as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1997 financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                         Deloitte & Touche, LLP

New York, New York
April 16, 1998

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Franklin Credit Management Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheet of Franklin Credit Management Corporation and Subsidiaries (the "Company") as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (appearing on pages F-2 to F-5 in this Form 10-KSB).

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Credit Management Corporation and Subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                          McGladrey and Pullen, LLP

Jericho, New York
March 7, 1997

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
----------------------------------------------------------------------------------------------------

ASSETS                                                                      1997             1996
CASH AND CASH EQUIVALENTS                                             $   2,783,920    $   1,967,964

RESTRICTED CASH                                                             990,466          828,845

NOTES RECEIVABLE:
  Principal                                                             115,965,158      113,610,782
  Joint venture participations                                             (321,460)        (360,395)
  Purchase discount                                                     (16,175,518)     (18,160,403)
  Allowance for loan losses                                             (27,424,641)     (23,604,810)
                                                                      -------------    -------------

           Net notes receivable                                          72,043,539       71,485,174

LOANS HELD FOR SALE                                                       3,702,723               --

ACCRUED INTEREST RECEIVABLE                                                 929,908        1,132,370

OTHER REAL ESTATE OWNED                                                  11,806,473        4,737,085

OTHER RECEIVABLE                                                            695,471          421,392

DEFERRED TAX ASSET                                                        1,479,939          328,838

OTHER ASSETS                                                                735,075          704,695

BUILDING, FURNITURE AND FIXTURES - Net                                      729,285          640,749

DEFERRED FINANCING COSTS                                                  1,161,437        1,358,874
                                                                      -------------    -------------
TOTAL ASSETS                                                          $  97,058,236    $  83,605,986
                                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                               $   2,938,340    $   1,874,267
  Line of credit                                                          1,376,403          583,916
  Notes payable                                                          83,643,550       73,538,865
  203(k) rehabilitation escrows payable                                   2,828,239               --
  Subordinated debentures                                                   863,100        1,025,000
  Notes payable affiliates and stockholders                                 311,484          373,218
  Deferred tax liability                                                  1,559,998        2,107,700
                                                                      -------------    -------------
           Total liabilities                                             93,521,114       79,502,966
                                                                      -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 10,000,000 authorized shares issued
    and outstanding; 1997: 5,516,527; 1996: 1,102,077                        55,167           11,022
  Additional paid-in capital                                              6,489,968        6,534,113
  Accumulated deficit                                                    (3,008,013)      (2,442,115)
                                                                      -------------    -------------
           Total stockholders' equity                                     3,537,122        4,103,020
                                                                      -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  97,058,236    $  83,605,986
                                                                      =============    =============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                      1997              1996
REVENUES:
  Interest income                                 $  5,977,976     $  5,889,471
  Purchase discount earned                           4,971,781        6,887,198
  Gain on sale of notes receivable                   1,331,133          977,519
  Gain on sale of other real estate owned            1,045,144           75,533
  Rental income                                        296,420               --
  Loss on sale of repossessed collateral                    --          (63,877)
  Other                                                661,744          286,067
                                                  ------------     ------------
                                                    14,284,198       14,051,911
                                                  ------------     ------------

OPERATING EXPENSES:
  Interest expense                                   8,350,490        7,338,815
  Collection, general and administrative             5,923,745        3,800,303
  Special charge                                     1,500,000               --
  Provision for loan losses                            191,121          513,372
  Banking service fees                                  31,520          365,459
  Amortization of deferred financing costs             479,510          531,895
  Depreciation                                          72,513           66,358
                                                  ------------     ------------
                                                    16,548,899       12,616,202
                                                  ------------     ------------
(LOSS) INCOME BEFORE PROVISION FOR INCOME
  TAXES                                             (2,264,701)       1,435,709
BENEFIT (PROVISION) FOR INCOME TAXES                 1,698,803         (606,556)
                                                  ------------     ------------
NET (LOSS) INCOME                                 $   (565,898)    $    829,153
                                                  ============     ============
NET (LOSS) INCOME PER COMMON SHARE:
  Basic                                           $      (0.10)    $       0.15
                                                  ============     ============
  Dilutive                                        $      (0.10)    $       0.14
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                        5,516,527        5,757,235
                                                  ============     ============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997 AND 1996
-----------------------------------------------------------------------------------------------------------------------


                                                        Common Stock           Additional
                                                 ---------------------------    Paid-in      Accumulated
                                                    Shares        Amount        Capital        Deficit         Total
BALANCE, DECEMBER 31, 1995                        5,503,896    $    55,040    $ 6,470,952    $(3,271,268)   $ 3,254,724

  Conversion of warrants                             10,225            102         20,348             --         20,450

  One-for-five reverse stock split               (4,411,297)       (44,113)        44,113             --             --

  Purchase of fractional shares in connection
    with reverse stock split                           (747)            (7)        (1,300)            --         (1,307)

  Net income                                             --             --             --        829,153        829,153
                                                -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 1996                        1,102,077         11,022      6,534,113     (2,442,115)     4,103,020

  Four-for-one stock dividend                     4,414,450         44,145        (44,145)            --             --

  Net loss                                                                                      (565,898)      (565,898)
                                                -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1997                        5,516,527    $    55,167    $ 6,489,968    $(3,008,013)   $ 3,537,122
                                                ===========    ===========    ===========    ===========    ===========


See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996
-----------------------------------------------------------------------------------------------

                                                                        1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                $   (565,898)   $    829,153
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Gain on sale of notes receivable                                 (1,331,133)       (977,519)
    Special charge                                                    1,500,000              --
    Loss on sale of repossessed collateral                                   --          63,877
    Gain on sale of other real estate owned                          (1,045,144)        (75,533)
    Depreciation                                                         72,513          66,358
    Amortization of deferred financing costs                            479,510         531,895
    Purchase discount earned                                         (4,971,781)     (6,887,198)
    Provision for loan losses                                           191,121         513,372
    Deferred tax (benefit) provision                                 (1,698,803)        538,322
    Changes in assets and liabilities:
      Decrease in accrued interest receivable                           202,462          18,499
      (Increase) decrease in other assets and other receivables        (304,459)        388,640
      Increase in loans held for sale                                (3,702,723)             --
      Increase in accounts payable and accrued expenses               1,064,073       1,173,125
      Decrease in due to affiliates                                     (61,734)             --
      Increase in 203(k) rehabilitation escrows payable               2,828,239              --
                                                                   ------------    ------------
           Net cash provided by (used in) operating activities        7,343,757      (3,817,009)
                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in restricted cash                                          (161,621)       (211,734)
  Purchase of other real estate owned                                (2,571,459)             --
  Purchase of notes receivable                                      (23,705,563)    (26,210,244)
  Principal collections on notes receivable                          15,438,035      18,928,465
  Joint venture participation                                           (38,936)        (88,571)
  Acquisition and loan fees                                            (282,072)             --
  Foreclosures on real estate                                        (8,645,655)             --
  Reclassification of notes receivable for foreclosures               5,347,716              --
  Proceeds from sale of other real estate owned                       4,822,718       3,771,035
  Proceeds from sale of notes receivable                              7,382,329       5,789,279
  Proceeds from sale of building, furniture and fixtures                     --          20,000
  Purchase of building, furniture and fixtures                         (161,049)        (28,689)
                                                                   ------------    ------------
           Net cash (used in) provided by investing activities       (2,575,557)      1,969,541
                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                        30,626,654      23,244,945
  Principal payments of notes payable                               (20,521,969)    (20,223,607)
  Proceeds from line of credit                                        1,302,591              --
  Payments on line of credit                                           (510,106)             --
  Principal payments of subordinated debentures                        (161,900)       (235,000)
  Debt issuance costs paid                                                   --        (325,849)
  Conversion of warrants                                                     --          20,450
  Purchase of fractional shares of common stock                              --          (1,307)
                                                                   ------------    ------------
           Net cash provided by financing activities                 10,735,270       2,479,632
                                                                   ------------    ------------

NET INCREASE IN CASH                                                    815,956         632,164

CASH, BEGINNING OF YEAR                                               1,967,964       1,335,800
                                                                   ------------    ------------
CASH, END OF YEAR                                                  $  2,783,920    $  1,967,964
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for interest                                       $  8,333,722    $  6,702,448
                                                                   ============    ============

  Cash payments (receipts) for taxes                               $     38,371    $       (264)
                                                                   ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Other assets received in settlement of loans                                     $  4,646,936
                                                                                   ============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31,1997 AND 1996
--------------------------------------------------------------------------------

1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    Nature of Business - Franklin Credit Management Corporation (the "Company"), incorporated under the laws of the State of Delaware, acquires nonperforming, nonconforming and subperforming notes receivable and promissory notes from financial institutions, mortgage and finance companies and the Federal Deposit Insurance Corporation ("FDIC"). The Company services and collects such notes receivable through enforcement of terms of original note, modification of original note terms and, if necessary, liquidation of the underlying collateral.

    In January 1997, a new wholly owned subsidiary was formed, to originate or purchase, sub prime residential mortgage loans to individuals whose borrowing needs are not being served by traditional financial institutions.

    A summary of the Company's significant accounting policies follows.

    Basis of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

    Cash and Cash Equivalents - Cash and cash equivalents includes all cash accounts, with the exception of restricted cash, and money market funds. The Company maintains amounts due from banks which at times may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

    Notes Receivable and Income Recognition - The notes receivable portfolio consists primarily of secured consumer and real estate mortgage loans purchased from financial institutions, mortgage and finance companies and the FDIC. Such notes receivable are generally nonperforming or underperforming at the time of purchase and, accordingly, are usually purchased at a substantial discount from the principal balance remaining.

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

    Allowance for Loan Losses - The allowance for loan losses, a material estimate which could change significantly in the near-term, is initially established by an allocation of the purchase loan discount based on the management's assessment of the portion of purchase discount that represents uncollectible principal. Subsequently, increases to the allowance are made through a provision for loan losses charged to expense and the allowance is maintained at a level that management considers adequate to absorb potential losses in the loan portfolio.

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

    Other Real Estate Owned - Other real estate owned consisting of properties acquired through, or in lieu of, foreclosure or other processings are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value, less cost to sell, at the time of acquisition is charged to the allowance for loan losses. Subsequent write-downs are charged to operations based upon management's continuing assessment of the fair value of the underlying collateral. Property is evaluated regularly to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to dispose. Revenue and expenses from the operation of other real estate owned and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs relating to holding the property are expensed. Gains or losses are included in operations upon disposal.

    Building, Furniture and Fixtures- Building, furniture and fixtures are recorded at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 3 to 40 years. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred.

    Deferred Financing Costs - Debt financing costs, which include loan origination fees incurred by the Company in connection with obtaining financing, are deferred and are amortized based on the principal reduction of the related loan.

    Mortgage Servicing Rights - The Company allocates the total cost of the mortgage loans purchased or originated, proportionately, to the mortgage servicing rights and the loans based on the relative fair value. The servicing rights capitalized are amortized in proportion to and over the period of, estimated net servicing income including prepayment assumptions based upon the characteristics of the underlying loans. Capitalized servicing rights are periodically assessed for impairment based on the fair value of the rights with any impairment recognized through a valuation allowance.

    Pension Plan - The Company has a defined contribution retirement plan (the "Plan") covering all full-time employees who have completed one year of service. Contributions to the Plan are made in the form of payroll reductions based on employees' pretax wages. Currently, the Company does not offer a matching provision for the Plan.

    Income Taxes - The Company recognizes income taxes under an asset and liability method. Under this method, deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the financial statement carrying amounts of existing assets and liabilities and their respective bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

    Earnings Per Common Share - In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128), which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures and the restatement of all prior period earnings per share data presented. SFAS No. 128 also requires a reconciliation of the numerator and denominator of Basic EPS and Diluted EPS computation.

    The reconciliation is as follows:

                                               For the Year Ended                          For the Year Ended
                                                December 31, 1997                           December 31, 1996

                                     Income           Shares         Per Share     Income         Shares          Per Share
                                   (Numerator)    (Denominator)       Amount     (Numerator)   (Denominator)        Amount
Net (loss) income                  $ (565,898)                                    $ 829,153

Basic EPS                            (565,898)       5,516,527        $ (0.10)      829,153       5,510,385         $ 0.15
                                                                      =======                                       ======

Effect of dilutive securities:
  Dilutive warrants                        -                -                            -          121,150
  Dilutive stock options                   -                -                            -          125,700
                                   ----------        ---------                    ---------       ---------
Diluted EPS                        $ (565,898)       5,516,527        $ (0.10)    $ 829,153       5,757,235         $ 0.14
                                   ==========        =========        =======     =========       =========         ======


    Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

    The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

    a. Cash, Restricted Cash, Accrued Interest Receivable, Other Receivable and Accrued Interest Payable - The carrying values reported in the balance sheet are a reasonable estimate of fair value.

    b. Notes Receivable - Fair value of the net note receivable portfolio is estimated by discounting the future cash flows using the interest method. The carrying amounts of the notes receivable approximate fair value.

    c. Short-Term Borrowings - The carrying amounts of the line of credit and other short-term borrowings approximate their fair value.

    d. Long-Term Debt - Fair value of the Company's long-term debt (including notes payable, subordinated debentures and notes payable, affiliate) is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts reported in the balance sheet approximate their fair value.

    Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued several new accounting pronouncements. Statement No. 130, Reporting Comprehensive Income ("SFAS No. 130"), which establishes standards for reporting and displaying of comprehensive income and its components. Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about products and services, geographic areas, and major customers. The two standards are effective for the Company's 1998 financial statements. The Company does not believe that SFAS 130 will have any effect on the Company's computation or presentation of net income. The Company will adopt SFAS 131 for its mortgage origination subsidiary beginning in 1998.

2.  NOTES RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

    Notes receivable consist principally of real estate mortgage and unsecured consumer notes receivable as of December 31, 1997 and 1996 and are classified as follows:

                                                   1997                1996
Real estate secured                           $  92,920,679       $  95,513,512
Consumer, unsecured                              12,175,541           9,167,623
Automobiles                                         307,551             562,093
Mobile homes                                      3,641,000           3,877,140
Other                                             6,920,387           4,490,414
                                              -------------       -------------

                                                115,965,158         113,610,782

Less:
  Joint venture participation                      (321,460)           (360,395)
  Purchase discount                             (16,175,518)        (18,160,403)
  Allowance for loan losses                     (27,424,641)        (23,604,810)
                                              -------------       -------------

                                              $  72,043,539       $  71,485,174
                                              =============       =============

    As of December 31, 1997, contractual maturities of classified notes receivables net of the allowance for loan losses were as follows:

Year Ending December 31,                                            Amount
1998                                                             $ 20,634,212
1999                                                               18,129,690
2000                                                               16,572,281
2001                                                                8,922,106
2002                                                                3,797,519
Thereafter                                                         14,524,866
                                                                 ------------
                                                                 $ 82,580,674
                                                                 ============

    Excluded from the contractual maturities reflected above are the notes receivable acquired during the last quarter of 1997 with approximately $5,900,000 of aggregate principal balances, net of allowance for loan losses. Management is in the process of performing the analyses to determine the final discount allocation and the initial determination of the allowance for loan losses associated with these purchases which are necessary to develop the related contractual maturities of the underlying notes receivable.

    It is the Company's experience that a portion of the note receivable portfolio may be renewed or repaid before contractual maturity dates. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections. During the years ended December 31, 1997 and 1996, cash collections of principal amounts totaled approximately $15,400,000 and $19,000,000, respectively, and the ratios of these cash collections to average principal balances were approximately 13.4% and 16.5%, respectively.

    Changes in the allowance of loan losses for the years ended December 31, 1997 and 1996 are as follows:

                                                         1997            1996
Balance, beginning                                   $ 23,604,810    $ 20,420,311
Initial allowance allocated on purchased portfolio     12,074,372      10,084,115
Loans charged to allowance                             (8,445,662)     (7,412,988)
Provision for loan losses                                 191,121         513,372
                                                     ------------    ------------
Balance, ending                                      $ 27,424,641    $ 23,604,810
                                                     ============    ============

    At December 31, 1997 and 1996, principal amounts of notes receivable included approximately $72,000,000 and $61,000,000, respectively, of notes for which there was no accrual of interest income. At December 31, 1997 and 1996, approximately $6,800,000 and $16,000,000 of such notes at principal amounts relate to recent portfolio acquisitions whose performance and collection classification by management is currently in the process of being determined.

    The following information relates to impaired notes receivable which include all nonaccrual loans as of and for the year ended December 31, 1997 and 1996:

                                                                    1997          1996
Impaired notes receivable for which there is a related
  allowance for loan losses determined:  Based on discounted
  cash flows                                                     $72,069,675   $68,028,844

Impaired notes receivable for which there is no related
  allowance for loan losses                                               --            --
                                                                 -----------   -----------

Total impaired notes receivable                                  $72,069,675   $68,028,844
                                                                 ===========   ===========

Allowance for loan losses related to impaired notes receivable   $26,508,033   $21,180,533
                                                                 ===========   ===========

Average balance of impaired notes receivable                     $70,049,260   $50,257,848
                                                                 ===========   ===========

Interest income recognized                                       $ 2,158,988   $ 1,810,654
                                                                 ===========   ===========

    In the normal course of business, the Company restructures or modifies terms of notes receivable to enhance the collectibility of certain notes which were impaired at the date of acquisition and were included in certain portfolio purchases.

3.  SPECIAL CHARGE

    The Company has taken a $1,500,000 Special Charge to income during fiscal 1997 in order to create a reserve for what it has discovered to be the impaired value of portfolio of notes receivable purchased by the Company and in connection with such purchase the Company believes it was defrauded. The portfolio was purchased for approximately $1.8 million and the Company currently expects approximately $300,000 of the notes receivable in the portfolio to be collectible.


4.  BUILDING, FURNITURE AND FIXTURES

    At December 31, 1997 and 1996, building and improvements, and furniture and equipment consisted of the following:

Building and improvements                              $754,804         $603,563
Furniture and equipment                                 228,625          221,209
                                                       --------         --------
                                                        983,429          824,772
Less accumulated depreciation                           254,144          184,023
                                                       --------         --------
                                                       $729,285         $640,749
                                                       ========         ========

5.  NOTES PAYABLE

    Notes payable consists of bank loans made to the Company or a subsidiary primarily to acquire portfolios of notes receivable. All notes payable are secured by a security interest in the notes receivable, payments to be received under the notes and the underlying collateral securing the notes.

                                                                                           1997         1996
Note payable with monthly principal installments of $66,868 currently, plus interest at prime plus 1.75% per annum with an 8% floor (currently 10.25%)
  through April 1997, guaranteed by a stockholder of the Company                        $       --   $  267,472

Note payable with monthly principal installments of $113,585 currently, plus interest at prime plus 1.75% per annum (currently 10.25%) through July 1997,
  guaranteed by a stockholder of the Company                                                    --      795,816

Note payable with monthly principal installments of $17,243 currently, plus
  interest at prime plus 1.75% per annum (currently 10.25%) through December 1997               --      627,239

Note payable with monthly principal installments of $79,864 currently, plus
  interest at prime plus 1.75% per annum (currently at 10.25%) through December 2000     2,751,630    4,579,304

                                                                                                     (Continued)

                                                                                                  1997         1996
Note payable with monthly principal installments of $61,654 currently, plus
  interest at prime plus 1.75% per annum (currently at 10.25%) through April 2000              $4,936,100   $6,664,523

Note payable with monthly principal installments of $68,962 currently, plus
  interest at prime plus 1.75% per annum (currently 10.25%) through December 1999               5,665,908    8,474,302

Note payable with monthly principal installments of $10,270 currently, plus
  interest at a rate of prime plus 1.75% per annum (currently 10.25%) through May 2000            915,834    1,104,979

Note payable with monthly principal installments of $28,519 currently, plus
  interest at prime plus 1.75% per annum (currently 10.25%) through May 2000                    5,927,482    8,337,680

Note payable with monthly principal installments of $18,358 currently, plus
   interest at a rate of prime plus 1.75% per annum (currently 10.25%) through April 2003       1,040,516    1,850,811

Note payable with monthly principal installments of $11,977 currently, plus
  interest at a rate of prime plus 1.75% per annum (currently 10.25%) through January 1999      1,922,520    2,672,401

Note payable with monthly principal installments of $18,146 currently, plus
  interest at a rate of prime plus 1.75% per annum (currently 10.25%) through January 1999      2,929,583    3,340,485

Note payable with monthly principal installments, of $41,098 currently, plus
  interest at a rate of prime plus 1.75% per annum (currently 10.25%) through July 1999         6,490,120    7,590,632

Note payable with monthly principal installments of $78,171 currently, plus
  interest at a rate of prime plus 1.75% per annum (currently 10.25%) through December 2001     2,716,378    4,685,560

Note payable with monthly principal installments of $1,776 plus interest at a
  rate of prime plus 1.75% per annum (currently 10.25%) through May 1999                          395,421      832,787

Note payable with monthly principal installments of $8,120, plus interest at a
  rate of prime plus 1.75% per annum (currently 10.25%) through June 1999                       1,724,662    1,915,774

Note payable with monthly principal installments of $11,355 plus interest at a
  rate of prime plus 1.75% per annum (currently 10.25%) through August 1999                     2,243,090    2,659,333

Note payable with quarterly principal payments of $24,882, plus interest payable
  monthly at a rate of prime plus 1.75% per annum (currently 10.25%) through August 2011        1,331,109    1,895,896

                                                                                                           (Continued)

                                                                                                      1997        1996
Note payable with monthly principal installments of $11,500, plus interest at a
  rate of prime plus 1.75% per annum (currently 10.25%) through August 1999                        $2,563,093   $2,716,748

Note payable with monthly principal installments of $14,083 beginning June 1997,
  plus interest at a rate of prime plus 1.75% per annum (currently 10.25%) through October 1999     2,942,173    3,370,000

Note payable with monthly principal installments of $9,714 beginning June 1997,
  plus interest at a rate of prime plus 1.75% per annum (currently 10.25%) through October 1999     2,220,914    2,325,947

Note payable with monthly principal installments of $19,840 beginning August
  1997, plus interest at a rate of prime plus 1.75% per annum (currently 10.25%)
  through December 1999                                                                             4,308,075    4,761,795

Note payable with monthly principal installments of $5,633, plus interest at a
   rate of prime plus 1.75% per annum (currently 10.25%) through October 2000                       1,203,653    1,352,000

Note payable with monthly principal installments of $1,550, plus interest at a
   rate of prime plus 1.75% per annum (currently 10.25%) through November 2000                        362,408      372,142

Note payable with monthly principal installments of $5,178 currently, plus
  interest at prime per annum (currently at 8.5%) through February 2000                             1,169,986           --

Note payable with monthly principal installments of $2,908 currently, plus
  interest at prime per annum (currently 8.5%) through February 2000                                  682,308           --

Note payable with monthly principal installments of $16,446 currently, plus
  interest at prime per annum (currently 8.5%) through February 2000                                3,693,713           --

Note payable with monthly principal installments of $20,904 currently, plus
  interest at prime per annum (currently 8.5%) through March 2000                                   4,414,560           --

Note payable with monthly principal installments of $2,178 currently, plus
   interest at a rate of prime per annum (currently 8.5%) through April 2000                          515,059           --

Note payable with monthly principal installments of $5,727 currently, plus
  interest at prime per annum (currently 8.5%) through April 2000                                   1,242,109           --

Note payable with monthly principal installments of $5,727
  currently, plus interest at prime per annum through April 2000                                      771,965           --

                                                                                                                (Continued)

                                                                                         1997          1996
Note payable with monthly principal installments, of $10,163 currently, plus
  interest at prime per annum (currently 8.5%) through April 2000                     $ 1,861,684   $        --

Note payable with monthly principal installments of $23,958 currently, plus
  interest at prime per annum (currently 8.5%) through May 2000                         5,479,823            --

Note payable with monthly principal installments, starting in July 1998, of
  $2,536 plus interest at prime per annum (currently 8.5%) through November 2000          608,435            --

Note payable with monthly principal installments, starting in July 1998, of
  $9,054, plus interest at prime per annum (currently 8.5%) through September 2000      2,173,001            --

Note payable with monthly principal installments, starting in August 1998, of
  $15,647 plus interest at prime per annum (currently 8.5%) through January 2001        3,753,326            --

Note payable with monthly principal installments, starting in August 1998, of
   $5,368, plus interest at prime per annum (currently 8.5%) through January 2001       1,103,652            --

Note payable with monthly principal installments of $5,483 plus interest at
  prime per annum (currently 8.5%) through March 2000                                   1,249,117            --

Note payable with monthly principal installments of $3,511, with
  interest at a rate of 8.75% per annum through July 2006                                 334,143       345,239
                                                                                      -----------   -----------

                                                                                      $83,643,550   $73,538,865
                                                                                      ===========   ===========

    The above financing agreements also provides for additional monthly principal reduction based on cash collections received by the Company. Substantially all notes receivable are pledged as collateral on the above debt.

    Certain agreements require that a noninterest-bearing cash account be established at the closing of the loan and may require additional deposits based on a percentage of monthly collections up to a specified dollar limit. The aggregate balance of restricted cash at December 31, 1997 and 1996 was $990,466 and $828,845, respectively.

    Substantially all of the Company's outstanding financing with respect to its notes receivable portfolio acquisition activities is provided by one financial institution.

    Aggregate maturities of all long-term debt at currently effective principal payment requirements, including subordinated debentures (Note 7), financing agreement (Note 9) and notes payable to affiliates (Note 8), at December 31, 1997 are as follows:

                                                                                      Notes
  Year Ending                      Notes         Subordinated       Financing        Payable
  December 31,                    Payable         Debentures        Agreement       Affiliate          Total
1998                            $ 6,631,086       $ 265,050       $ 1,376,403       $ 311,484        $ 8,584,023
1999                             31,223,654         265,050                                           31,488,704
2000                             32,489,275         333,000                                           32,822,275
2001                              7,483,007                                                            7,483,007
2002                                643,236                                                              643,236
Thereafter                        5,173,292                                                            5,173,292
                               ------------                                                         ------------
                               $ 83,643,550       $ 863,100       $ 1,376,403       $ 311,484       $ 86,194,537
                               ============       =========       ===========       =========       ============

6.  CONVERTIBLE SUBORDINATED DEBENTURES AND WARRANTS

    During 1993, the Company issued $2,000,000 of 15% convertible subordinated debentures and during 1995, the Company fully repaid the remaining outstanding obligation of $526,600. The debentures were convertible into common stock of the Company at the rate of $2.00 per share. Warrants, exercisable to the extent that conversion rights have not been exercised, to purchase common stock at the rate of $2.00 per share, were issued on principal repayment dates and were due to expire one year thereafter. In December 1997, the Company extended the warrants provision, due to expire on December 31, 1997, through December 31,1998.

    Warrants to purchase 110,133 shares, at $2.00 per share of common stock were outstanding as of December 31, 1997 and 1996.

7.  SUBORDINATED DEBENTURES

    In connection with the acquisition of a loan portfolio, the Company offered $750,000 in subordinated debentures of which $705,000 were issued. As of December 31, 1997 and 1996, $352,500 and $470,000, respectively, of these debentures were outstanding. The debentures bear interest at 12% per annum payable in quarterly installments. The principal is payable over 4 years in 16 equal quarterly installments of $44,062 which commenced March 31, 1996. The debentures are secured by a lien of the Company's interest in certain notes receivable and are subordinate to a note payable with a December 31, 1997 balance of $2,716,378 (see Note 5) encumbering the notes receivable portfolio.

    In connection with the acquisition of a notes receivable portfolio during 1995, the Company offered $800,000 in subordinated debentures. As of December 31, 1997 and 1996, $510,600 and $555,000, respectively, of these debentures were outstanding. The debentures bear interest at a rate of 12% per annum payable in quarterly installments. The principal is payable over 3 years in 10 equal quarterly installments of $22,200 commencing September 30, 1997 with the remaining balance of $333,000 payable on June 30, 2000. The debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinate to a note payable with a December 31, 1997 balance of $5,927,482 (see Note 5) encumbering the note receivable portfolio.

8.  NOTES PAYABLE, AFFILIATES AND STOCKHOLDERS

    Notes payable, affiliates and stockholders consist of the following at December 31, 1997 and 1996:

                                                                                   1997       1996
Note payable to a stockholder of the Company, payable in quarterly installments
  of $6,000 plus interest at a rate of 10% per annum through August 31, 1998      $ 79,247   $ 79,247

Note payable to a company affiliated through certain common ownership due on
  demand, with interest payable monthly at a rate of 10% per annum                 150,098         --

Note payable to a company affiliated through certain common ownership due on
  demand, with interest payable monthly at a rate of 10% per annum                      --    100,000

Note payable to a company affiliated through certain common ownership, payable in two monthly installments of $32,500 plus
  interest at a rate of 9.5% per annum through February 1997                            --     65,000

Note payable to a stockholder of the Company due on demand
  with interest payable monthly at a rate of 10% per annum                          82,139     82,139

Note payable to a stockholder of the Company, payable in monthly
  installments of $4,155 including interest at a rate of 10% per annum                  --     46,832
                                                                                  --------   --------

                                                                                  $311,484   $373,218
                                                                                  ========   ========

9.  FINANCING AGREEMENTS

    The Company has a financing agreement with a bank. The agreement provides the Company with the ability to borrow a maximum of $1,500,000 at a rate equal to the bank's prime rate plus two percent per annum. The credit facility is to be utilized through a series of loans made to purchase the underlying collateral of certain nonperforming real estate secured loans. Principal repayment of each resulting loan is due six months from the date of each advance and interest is payable monthly. As of December 31, 1997 and 1996, $916,957 and $583,916, respectively, is outstanding on this credit facility.

    The financing agreement is secured by a first priority security interest in the notes receivable, the individual real estate that may be purchased, payments to be received under the notes receivable, an unconditional suretyship by one of the stockholders of the Company, and collateral securing the notes of certain loan portfolios.

    In 1997 the Company opened three warehouse lines of credit with banks. The first provides the Company with the ability to borrow a maximum of $2,000,000 at a rate equal to the bank's prime rate plus two percent per annum. The second provides the Company with the ability to borrow a maximum of $7,000,000 at a rate equal to the LIBOR rate plus two percent per annum. The third provides the Company with the ability to borrow a maximum of $2,000,000 at a rate equal to the LIBOR rate plus three and a half percent per annum. The credit facilities are to be utilized for the purpose of originating mortgage loans. As of December 31, 1997, $459,446 is outstanding on these lines of credit.

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

    The facility is secured by a first priority security interest in the note receivable portfolio, the respective collateral for each loan purchased and a lien on certain other note receivable portfolios. As of December 31, 1997, no amount is outstanding on this facility.

10. INCOME TAX MATTERS

    The components of income tax (benefit) provision for the years ended December 31, 1997 and 1996 are as follows:

                                                      1997              1996
Current provision:
  Federal                                         $                  $
  State and local                                      12,926             68,234
                                                  -----------        -----------

                                                       12,926             68,234
                                                  -----------        -----------

Deferred provision (benefit):
  Federal                                          (1,230,195)           394,247
  State and local                                    (481,534)           144,075
                                                  -----------        -----------

                                                   (1,711,729)           538,322

(Benefit) provision                               $(1,698,803)       $   606,556
                                                  ===========        ===========

    A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 35% to income before income tax expense) to the provision for income taxes in the statements of income for the years ended December 31, 1997 and 1996 follows:

                                                                    1997           1996
Tax (benefit) determined by applying U.S. statutory rate
  to income (loss)                                              $  (693,297)   $   502,498
Increase (decrease) in taxes resulting from:
  State and local income taxes, net of Federal benefit             (258,750)       231,815
Tax (benefit) of deferred deductions and net operating losses      (796,141)      (174,673)
Other items, net                                                     49,385         46,916
                                                                -----------    -----------
                                                                $(1,698,803)   $   606,556
                                                                ===========    ===========

    The tax effects of temporary differences that give rise to significant components of deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                 1997         1996
Deferred liabilities:
  Purchase discount                                           $1,497,149   $2,042,772
  Joint venture participation                                     62,849       64,928
                                                              ----------   ----------

           Gross deferred tax liabilities                     $1,559,998   $2,107,700
                                                              ==========   ==========

Deferred tax assets:
  Accounts payable and accrued expenses                       $       --   $   45,291
  Debt issuance costs                                                 --       22,635
  Inventory, repossessed collateral                            1,273,199      260,912
  Special charge on purchased loans                              706,740           --
  Net operating loss carryforward                                362,782      184,320
                                                              ----------   ----------

           Gross deferred tax assets                           2,342,721      513,158

  Less valuation allowance                                       862,782      184,320
                                                              ----------   ----------

           Deferred tax assets - net of valuation allowance   $1,479,939   $  328,838
                                                              ==========   ==========

    The Company has net operating loss carryforwards of approximately $745,000 for Federal purposes, available to reduce future taxable income. Such net operating loss carryforwards expire through 2010.

11. STOCK OPTION PLAN

    During 1996, the Company adopted an incentive stock option plan (the "Plan") for certain of its officers and directors. Under the terms of the Plan, options to purchase an aggregate of up to 600,000 shares of the Company's common stock may be granted. Each option has an exercise price at least equal to the fair market value of the shares of common stock at the time the option is granted. Options become exercisable to various times after the date granted and will expire ten years after the date granted.

    During 1996 the Company granted 209,500 options to employees and directors. The Company did not grant any options in 1997.

    The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly no compensation cost has been recognized. Had compensation cost been determined upon the fair value of the stock options at the grant date consistent with the method of FAS 123, the Company's nets income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                          1996
Net income - as reported                                               $ 829,153
Net income - pro forma                                                   770,635

Net income per common share - basic - as reported                           0.15
Net income per common share - basic - pro forma                             0.14
Net income per common share - dilutive - as reported                        0.14
Net income per common share - dilutive - pro forma                          0.13

    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996:

                                                                         1996
Dividend rate                                                                 0%
Expected volatility                                                           48
Risk-free interest rate                                                     6.15
Weighted average expected lives                                         10 years

    Transactions in stock options under the Plan are summarized as follows:

                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                             Shares     Price
Options outstanding, at January 1, 1996                           --    $  --
Granted                                                       41,900     7.80
Exercised                                                         --       --
Expired                                                           --       --
                                                            --------    -----

Options outstanding at December 31, 1996                      41,900     7.80

Effect of 4:1 stock dividend in 1997                         167,600    (6.24)
Granted                                                           --       --
Exercised                                                         --       --
Expired                                                       (3,500)      --
                                                            --------    -----

Options outstanding at December 31, 1997                     206,000    $1.56
                                                            ========    =====

Weighted average fair value per option of options granted
  during 1996 after giving effect fo 4:1 stock dividend                 $0.42
                                                                        =====

    As of December 31, 1997, 89,250 options are exercisable. For the year ended December 31, 1998, 89,250 additional options will be exercisable. For the year ended December 31, 1999, 13,750 additional options will be exercisable. For the year ended December 31, 2000, 13,750 additional options will be exercisable.

12. SALE OF NOTES RECEIVABLE WITH RECOURSE

    In June 1996, the Company sold notes receivable with a net carrying value of approximately $5.4 million for approximately $6.4 million to the Company's primary lender and retained the servicing rights. Such loans were sold with recourse. The recourse provision amounted to approximately $600,000 and provides that the Company either buy back or replace a note with a note that is approximately equivalent to the outstanding principal and accrued interest should the note receivable become sixty days past due. At December 31, 1997, the remaining obligation under the recourse provision was approximately $340,000. In addition, the buyer of the notes has the right to proceed to foreclose on the delinquent note and, after sale of the collateral, require the Company to pay any deficiency balance on the note. The Company recognized a gain of approximately $980,000 on this sale.

    In June 1997, the Company sold notes receivable with a net carrying value of approximately $3.9 million for approximately $4.9 million to the Company's primary lender and retained the servicing rights. Such loans were sold with recourse. The recourse provision amounted to approximately $500,000 and provides that the Company either buy back or replace a note with a note that is approximately equivalent to the outstanding principal and accrued interest should the note receivable become sixty days past due. At December 31, 1997, the remaining obligation under the recourse provision was approximately $430,000. In addition, the buyer of the notes has the right to proceed to foreclose on the delinquent note and, after sale of the collateral, require the Company to pay any deficiency balance on the note. The Company recognized a gain of approximately $920,000 on this sale.

    As of December 31,1997 and 1996, unpaid balances of mortgage loans serviced for others were $8,900,000 and $5,500,000, respectively. Mortgage loans serviced for others are not included in the Company's consolidated balance sheet.

13. REVERSE STOCK SPLIT AND STOCK DIVIDEND

    On December 9, 1996, shareholders approved a one-for-five reverse stock split of the issued and outstanding common stock of the Company with no corresponding change in par value of the common stock. Accordingly, $44,113 was transferred from the common stock account to the paid-in capital account to record the transaction. All remaining fractional shares in connection with the reverse split were purchased by the Company and paid to shareholders in 1997.

    On August 8, 1997, shareholders approved a five-for-one split up, effected in the form of a four-for-one stock dividend, of the issued and outstanding common stock of the Company with no corresponding change in par value of the common stock. Accordingly, $44,145 was transferred from the paid-in capital account to the common stock account to record the transaction. Weighted average shares outstanding and all per share amounts included in the financial statements and notes hereto are based on the increased number of shares giving retroactive effect to the stock dividend.

14. CERTAIN CONCENTRATIONS

    Geographic Concentrations of Notes Receivable - Approximately 45% of the Company's secured consumer real estate notes receivable are with customers in the northeastern region of the U.S., which includes the New York metropolitan area. Such real estate notes receivable are collateralized by real estate with a concentration in this region. Accordingly, the collateral value of a substantial portion of the Company's real estate notes receivable and real estate acquired through foreclosure is susceptible to changes in market conditions. In the event of sustained adverse economic conditions, it is possible that the Company could experience a negative impact in its ability to collect on existing loans, or liquidate foreclosed assets in this region which could impact the Company's related loan loss estimates.

    Financing - Substantially all of the Company's existing debt and available credit facilities are with one financial institution. Management believes that alternative financing on similar terms and conditions is available in the event this institution is unable or unwilling to continue to provide the credit facilities to the Company.

15. COMMITMENTS AND CONTINGENCIES

    Employment Agreement - Effective March 25, 1996, the Company entered into a five year employment agreement with its Chief Operating Officer. The agreement provides for, among other things, a stipulated base salary, and a bonus of up to 3.5% of the Company's net income in excess of $500,000.

    Operating Leases - Certain secondary office space is leased under various operating leases. The future minimum lease payments are as follows: 1998 - $112,000 and 1999 - $21,000.

    Letter Agreement Dispute - On November 17, 1997 K Mortgage Corporation ("K") filed a civil action in the United States District Court for the Southern District Court of New York against the Company, Tribeca Lending Corp. (a subsidiary), and the Company's chief executive officer alleging breach of contract, fraud, and unjust enrichment in connection with a May 9, 1997 letter agreement (the "Letter Agreement") pursuant to which Tribeca was to purchase certain assets of K and retain three principals of K as paid consultants and employ a fourth principal. In the suit K seeks to recover damages of $10 million for the failure of the Company to make certain payments to third parties, provide the fourth principal with an employment agreement and provide the three other principals of with consulting contracts pursuant to the terms of the Letter Agreement.

    On December 22, 1997 the Company filed an answer and counterclaim vigorously denying the allegations of the complaint and alleging fraud and breach of contract against K and the fourth principal, and breach of fiduciary duty against the fourth principal in what it believes to have been the fourth principal's unjustified unilateral termination of his employment in violation of the Letter Agreement and is collectively seeking damages of $1 million. The Company intends to vigorously defend itself against these allegations and vigorously pursue recovery of damages and does not at this time believe that its operations or financial position will be materially impacted. The court has directed all parties to proceed with mediation, which is currently scheduled for May 1998.

    Loan Commitments - The Company has issued approximately $3,329,000 of commitments to applicants to close loans at prevailing rates. The Company, in order to assure itself of a market place to sell its loans, has agreements with investors who will accept all loans meeting certain investor criteria, to deliver the loans at the rate prevailing at the time of delivery.

16. RELATED PARTY TRANSACTIONS

    In addition to the notes payable, affiliates and stockholders disclosed in
    Note 8, the Company received approximately $100,000 and $90,000, respectively, for the year ended December 31, 1997 and 1996 from a company related through common ownership, for the use of the Company's facilities.

    At December 31, 1995, the Company purchased the interest of a commonly owned office condominium from two entities that are affiliated through certain common ownership. At December 31, 1996, $75,000 was due to the affiliates in connection with this transaction.

17. SUBSEQUENT EVENTS

    Subsequent to year-end, the Company has purchased approximately $10,100,000 in notes receivable at a cost of approximately $8,200,000.

                                     ******