Form 10QSB
period 1998-03-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 1998-06-01
CIK 831246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


[   ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998


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




     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No   .

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No .

     As of May 30, 1998 the issuer had 5,516,527 of shares of Common Stock, par value $0.01 per share, outstanding.

                        FRANKLIN CREDIT MANAGEMENT CORPORATION


                                    FORM 10-QSB

                                   March 31,1998


                                  C O N T E N T S


PART I. FINANCIAL INFORMATION                                            Page

Item 1.     Financial Statements

            Consolidated Balance Sheets March 31, 1998 (unaudited) and
              December 31, 1997                                              3

            Consolidated Statements of Income (unaudited) March 31, 1998
              and December 31, 1997                                          4

            Consolidated Statements of Stockholders' Equity (unaudited)
              for the three months ended March 31, 1998 and 1997             5

            Consolidated Statement of Cash Flows (unaudited) for the
              three months ended March 31, 1998 and 1997                     6

            Notes to consolidated Financial Statements                    7-10


Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                11-18

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                                  18

Item 2.  Changes in Securities                                              19

Item 3.  Defaults Upon Senior Securities                                    20

Item 4.  Submission of Matters to a Vote of Security Holders                20

Item 5.  Other Information                                                  20

Item 6.  Exhibits and Reports on Form 8-K                                   20

SIGNATURES                                                                  21

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND DECEMBER 31, 1997

                                         31-Mar-98                 31-Dec-97
                                    -------------------       ------------------
ASSETS
CASH AND CASH EQUIVALENTS                  2,260,263                2,783,920
RESTRICTED CASH                            1,000,466                  990,466

NOTES RECEIVABLE:
    Principal                            127,347,211              115,965,158
    Joint venture participations            (319,801)                (321,460)
    Purchase discount                    (14,968,873)             (16,175,518)
    Allowance for loan losses            (27,301,564)             (27,424,641)
                                    -------------------       ------------------
        Net notes receivable              84,756,973               72,043,539

LOANS HELD FOR SALE                        1,566,200                3,702,723
ACCRUED INTEREST RECEIVABLE                  942,356                  929,908
OTHER REAL ESTATE OWNED                   10,617,712               11,806,473
OTHER RECEIVABLES                            682,029                  695,471
DEFERRED TAX ASSET                         1,938,221                1,479,939
OTHER ASSETS                                 761,326                  735,075
BUILDING,FURNITURE AND FIXTURES-Net          723,121                  729,285
DEFERRED FINANCING COSTS                   1,263,637                1,161,437
                                    -------------------       ------------------

TOTAL ASSETS                             106,512,303               97,058,236
                                    ===================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
    Accts payable and accrued exp          2,416,876                2,938,340
    Line of credit                         2,102,042                1,376,403
    Notes payable                         96,146,029               83,643,550
    203(k)rehab escrows payable              270,487                2,828,239
    Subordinated debentures                  796,837                  863,100
    Notes payable,affiliates & stockholders  284,077                  311,484
    Deferred tax liability                 2,018,280                1,559,998
                                     -------------------       -----------------
        Total liabilities                104,034,630               93,521,114
                                     -------------------       -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common Stock, $.01 par value, 10,000,000 authorized
      shares; issued and outstanding 1997 and 1996:
        5,516,527                             55,167                   55,167
    Additional paid-in capital             6,489,968                6,489,968
    Accumulated deficit                   (4,067,462)              (3,008,013)
                                      -------------------       ----------------
        Total stockholders' equity         2,477,674                3,537,122
                                      -------------------       ----------------

TOTAL LIAB. AND STOCKHOLDERS'EQUITY      106,512,303               97,058,236
                                      ===================       ================

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998 and 1997



                                             31-Mar-98               31-Mar-97
                                         ------------------       --------------
REVENUES:
     Interest Income                          1,341,777               1,275,264
     Purchase discount earned                 1,026,364               1,583,225
     Gain on sale of portfolios                       0                       0
     Gain (loss) on sale of Originated Loans    122,429                       0
     Gain on sale of other real estate owned   (104,305)                 34,268
     Rental Income                              160,551                       0
     Other                                       62,688                  68,396
                                         ------------------       --------------
                                              2,609,504               2,961,153
                                         ------------------       --------------

OPERATING EXPENSES:
     Interest Expense                        2,050,957               1,955,355
     Collection, general and administrative  1,501,992                 994,876
     Provision for loan losses                  32,830                  96,012
     Banking service fees                            0                  31,395
     Amortization of deferred financing costs   52,787                  55,259
     Depreciation                               30,386                  15,672
                                         ------------------       --------------
                                             3,668,952               3,148,569
                                         ------------------       --------------


(LOSS) INCOME BEFORE PROVISION FOR INCOME
  TAXES                                     (1,059,448)               (187,416)
                                         ------------------       --------------

BENEFIT (PROVISION) FOR INCOME TAXES                 0                       0
                                         ------------------       --------------

NET (LOSS) INCOME                           (1,059,448)               (187,416)
                                         ==================       ==============

NET (LOSS) INCOME PER COMMON SHARE:
     Basic                                       (0.19)                  (0.03)
     Dilutive
                                                 (0.19)                  (0.03)
                                         ==================      ===============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                 5,516,527               5,516,527
                                         ==================      ===============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 1998 AND DECEMBER 31, 1997



                                                 Additional  Retained
                               Common Stock        Paid-In   Earnings
                          ---------------------
                             Shares    Amount     Capital    (Deficit)  Total
--------------------------------------------------------------------------------
Balance, December 31, 1996   1102077    11022     6534113    (2442115)  4103020

Four-for-one stock Dividend  4414450    44145      (44145)

 Net Loss                                                     (565898)  (565898)

                            ----------------------------------------------------
Balance, December 31, 1997   5516527    55167     6489969    (3008013)  3537122

     Net Loss                                                (1059448) (1059448)

                            ====================================================
Balance, March 31, 1998      5516527    55167     6489969    (4067461)  2477674
                            ====================================================

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORP & SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months ended March 31, 1998 and 1997
                                                31-Mar-98            31-Mar-97
                                                -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             (1,059,448)           (187,417)
  Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
      Depreciation                                  30,386
      Amortization                                  52,787              70,931
     Purchase discount earned                  (1,026,364)          (1,583,225)
       Gain on Sale of REO                         104,305
      Provision for loan loss                       32,830              96,012
      Deferred tax provision                             0                   0
      (Increase)decrease in:
       Accrued interest receivable                  95,382             274,535
       Foreclosures on real estate                  47,672          (1,502,595)
       Assets held for sale                       (620,450)
       Other receivables                           (10,322)             28,422
       Other current assets                      2,818,978               8,427
      Increase(decrease) in:
       Accounts payable & accrued expenses        (527,302)            221,871
       203(k) rehabilitation escrow             (2,589,626)
       Due to affiliates                                 0             (80,547)
      Net cash provided (used)               ---------------       ------------
         by operating activities                (2,651,172)         (2,653,586)

CASH FLOWS FROM INVESTING ACTIVITIES
  Distributions                                          0                   0
  Additional capital contributed                         0                   0
  Acquisition and loan fees                       (155,855)            (66,206)
  Acquisition of notes receivable              (15,478,600)         (5,813,924)
  Acquisition of REO                                     0                   0
  Proceeds from sale of REO                      1,487,541                   0
  Foreclosures on real estate                     (371,830)                  0
  Reclass of notes receivable for foreclosures   1,009,905                   0
  Acquisition of furniture & equipment             (23,352)             (5,861)
  Participation interest                            (1,709)            (12,928)
  Advances to subsidiaries                               0                   0
  Principal collection on notes receivable       2,513,533           5,207,348
  (Increase) decrease in restricted cash           (10,000)            122,079
    Net cash provided (used)                  --------------       -------------
        by investing activities                (11,030,367)           (569,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debenture notes payable              (66,263)                  0
  Payments on line of credit                      (414,290)            362,298
  Proceeds from line of credit                   1,135,953             (73,135)
  Proceeds from notes payable                   15,585,498           7,813,050
  Payments on notes payable                     (3,083,017)         (3,682,379)
       Net cash provided (used)               -------------        -------------
        by financing activities                 13,157,882           4,419,834
                                              -------------        -------------
NET INCREASE (DECREASE) IN CASH                   (523,657)          1,196,756

CASH, BEGINNING OF YEAR                          2,783,920           1,967,965
                                              -------------        -------------
CASH, ENDING                                     2,260,263           3,164,721


See notes to consolidated financial statements

                                   PART I
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES Nature of Business - Franklin Credit Management Corporation (the "Company"), incorporated under the laws of the State of Delaware, acquires nonperforming, nonconforming
and   subperforming   notes  receivable  and  promissory  notes from  financial
institutions, mortgage and finance companies and the Federal Deposit Insurance Corporation ("FDIC"). The Company services and collects such notes receivable through enforcement of terms of original note, modification of original note terms and, if necessary, foreclosure on the underlying collateral.

     In January 1997, a new wholly owned subsidiary was formed, to originate or purchase, non-traditional residential mortgage loans, including, but not limited to, sub-prime loans to individuals whose borrowing needs are not being served by traditional financial institutions.

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

     Other Real Estate Owned - Other real estate owned consisting of properties acquired through, or in lieu of, foreclosure or other proceedings are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value, less cost to sell, at the time of acquisition is charged to the allowance for loan losses. Subsequent write-downs are charged to operations based upon management's continuing assessment of the fair value of the underlying collateral. Property is evaluated regularly to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to dispose. Revenue and expenses from the operation of other real estate owned and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs relating to holding the property are expensed. Gains or losses are included in operations upon disposal.

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

Item 2. Management' Discussion and Analysis of Financial Condition and Results Of Operations

General

     Forward-Looking Statements. When used in this report, press releases and elsewhere by the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion and this Quarterly Report on Form 10-QSB generally may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: unanticipated changes in the U.S. economy, business conditions and interest rates and the level of growth in the finance and housing markets, the availability for purchases of additional loans, the status of relations between the Company and its primary sources for loan purchases, the status of relations between the Company and its primary source of senior financing ("Senior Debt Lender"), unanticipated difficulties in collections under loans in the Company's portfolio or new loans purchased by the Company other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Loan and OREO Acquisitions. During the three months ended March 31, 1998 ("1st Quarter 1998") the Company purchased 1,196 loans in two portfolios with an aggregate face value of $17,774,323 at an aggregate purchase price of $15,585,498 or 88% of the face value and no OREO properties compared with the purchase during the three months ended March 31, 1997 ("1st Quarter 1997") of 234 loans in six portfolios with an aggregate face value of $19,471285 at an aggregate purchase price of $12,416,321 or 64% of aggregate face value, and no OREO properties. Acquisition of these portfolios was fully funded through senior financing ("Senior Debt") in the amount equal to the purchase price plus a 1% loan origination fee. See "Liquidity and Capital Resources- Cash Flow from Financing Activities- Senior Debt".

     The Company believes these acquisitions will result in substantial increases in the level of interest income and purchase discount income during future periods. During the initial period following acquisitions, the Company incurs the carrying costs of the related Senior Debt and administrative costs related to the new portfolios. Payment streams are only generated once the loans are incorporated into the Company's loan tracking system and contact with the borrower is made, and in some cases non-performing loans are restructured or collection litigation successfully concluded.

     In May 1997, the Company purchased a portfolio of $3.7 million in face value of notes receivable from Preferred Credit Corp ("PCC") for $1.8 million. Although the Company conducted its own review of each loan file, it has come to believe since the closing of the acquisition that certain information was intentionally omitted or removed from such files or kept in another repository of files which were not made available to the Company and that PCC intentionally and materially misrepresented the status and quality of the notes receivable included in the portfolio. Although, its estimate will be refined as the purchased portfolio is seasoned, the Company currently believes that as much as approximately 90% of the face value of the portfolio may be uncollectable, due to debtor bankruptcies, in certain instances prior to the execution of the Asset Purchase Agreement, or senior credit foreclosures of the underlying collateral. The Company has recorded, on its 1997 Consolidated Statement of Income, a Special Charge of $1.5 million reflecting its current estimate of the uncollectable portion of the purchase price of such portfolio.

     The Company has initiated a suit and is seeking recision of the asset purchase agreement or damages incurred in connection with the purchase. The
Company's litigation counsel has advised the Company that it believes the Company has a substantial probability of prevailing in such suit. See "Part II-Item 1. Legal Proceedings".

     In the ordinary course of business, the Company acquires properties from portfolio acquisitions or and foreclosures. Such properties are classified as OREO and are evaluated regularly to ensure that recorded amounts are supported by current fair market values.

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

     Single-Family Residential Lending. The Company, through its wholly-owned subsidiary Tribeca Lending Corporation ("Tribeca"), provides first and second mortgages to a target market of communities that are under-served by banks and other lending institutions. This market includes borrowers who do not meet conventional underwriting criteria. Tribeca focuses on developing an array of niche products to fulfill needs such as high LTV, non-conforming, rehabilitation, and second mortgages. Loans are originated through a network of affiliates, including mortgage brokers, banks, and through a retail sales force. The majority of loans originated are ultimately expected to be sold by Tribeca in the secondary market. Tribeca processes, underwrites, and closes all loans in its name, or in some circumstances in a correspondent's name where the loan is purchased immediately after closing by the Company.

     During 1st Quarter 1998 Tribeca originated $1,414,600 in mortgages, which compared with no originations in the 1st Quarter of 1997, when Tribeca was in a start-up phase.

           Tribeca Lending Origination Volume for the 1st Quarter 1998
------------ ------------- -------------- ----------------- -------------------
                   FHA         1st Lien          2nd Lien             Total
------------ ------------- -------------- ----------------- -------------------
------------ ------------- -------------- ----------------- -------------------
Face Value       258,800        888,800           267,000            1,414,600
------------ ------------- -------------- ----------------- -------------------
------------ ------------- -------------- ----------------- -------------------
     Loans             2           7                 8                   17
------------ ------------- -------------- ----------------- -------------------

     During 1st Quarter 1998 Tribeca incurred an operating loss of $310,000. This loss reflected recognition of continuing start-up costs and an increase in operating expenses, including processing and broker and account executive commissions, without concurrent realization of substantial related revenues. As of March 31, 1998, Tribeca had approximately $1.55 million face value of loans held for sale. Revenues related to such loans, other than periodic interest payments, and fee income are expected to be realized upon sale of such loans.

     A substantial portion of Tribeca's costs related to the staffing and setting up of its New York operations and processing center and several regional sales offices. Management believes that Tribeca's current origination capacity is sufficient to support substantially increased originations. From April 1, 1998 through May 20, 1998 Tribeca had originated approximately 87 loans with an aggregate face value of $7.4 million. Additionally, in May, 1998 Tribeca entered into a letter of intent for the sale of an aggregate for the sale of an aggregate face value of $1.55 million of loans, however, there can be no
assurance  that  the   transaction   contemplated  by  such  agreement  will  be
consummated.

     Cost of Funds. The increase in the prime rate from 8.25% from 8.50%, on March 26, 1997, increased the benchmark rate for the interest on Senior Debt used to fund loan portfolio acquisitions, thereby decreasing net income for subsequent periods. As of March 31, 1998, the Company had thirty-six loans outstanding to its Senior Debt Lender with an aggregate principal balance of $96,146,029. Additionally the Company has lines of credit which had an outstanding balance of $2,102,042 of which $1,456,627 was used to fund Tribeca's loan originations. The remaining $645,415 was used to make advances to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company.

     The majority of the loans purchased by the Company bear interest at a fixed rate; consequently, there is little corresponding change in interest income due to changes in market interest rate conditions. The weighted average interest rate on borrowed funds for the Senior Debt based on the balances as of March 31, 1998 and December 31, 1997 were 9.56% and 9.56%, respectively. Management believes that any future increases in the prime rate will negatively impact the net income of the Company while decreases may be expected to positively impact such net income.

     During a portion of 1997, the Company incurred additional financing costs in the form of service fees and loan commitment fees. The service fees are calculated as a percentage of gross collections on four specific portfolios while loan commitment fees are points based upon origination of Senior Debt. Additionally, in March 1997, certain ongoing service fees payable on Senior Debt were replaced with a 1% exit fee applicable only to outstanding Senior Debt as of December 31, 1996, for total fees payable of $700,000. Such fees will be payable after repayment, in full, of such Senior Debt. If the funds collected from the underlying notes receivable are insufficient to satisfy the related Senior Debt any exit fee shortfall shall be forgiven. The Company believes that its reduced cost of funds will have a material beneficial impact on the Company's earnings.

     The impact of inflation on the Company's operations during both 1st Quarter 1998 and 1st Quarter of 1997 was immaterial.

Results of Operations

The Three Months Ended March 31, 1998
Compared to the Three Months Ended March 31, 1997.

     Total revenue, comprised of interest income, purchase discount earned, gains recognized on the bulk sale of notes, gain on sale of notes originated, gain on sale of OREO, rental income and other income, decreased by $351,649 or 12%, to $2,609,504 during 1st Quarter 1998, from $2,961,153 during 1st Quarter 1997.

     Interest income on notes receivable increased by $66,513 or 5%, to $1,341,777 during 1st Quarter 1998 from $1,275,264 during 1st Quarter 1997. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from the higher quality of the notes acquired by the Company, which results in a larger portion of the revenues related to these notes being realized as interest income as opposed to purchase discount, and an increase in collection of accrued interest on non-performing loans which had a partial or full settlement during 1st Quarter 1998.

     Purchase discount earned decreased by $556,861 or 35%, to $1,026,364 during 1st Quarter 1998 from $1,583,225 during 1st Quarter 1997. This decrease reflected the Company's implementation beginning in 1997 of a policy of selling reperforming loans (which results in purchase discount which would otherwise be earned in subsequent periods being in part accelerated as gain on sale of loans and in part lost to the purchaser), a maturing of the Company's portfolio, and an increase of $1.2 million in face value of loans foreclosed, which reduces purchase discount available to be earned. Purchase discount associated with loans that are foreclosed may subsequently be realized in the form of any gain resulting from the sale of such foreclosed property for more than the carrying cost (the lower of cost or market) at the date of the foreclosure. The Company believes that the aggregate sales proceeds on its OREO portfolio will exceed the lower of cost or market value at which it is recorded.

     The Company conducted no bulk sales of notes during either 1st Quarter 1998 or 1st Quarter 1997.

     Gain on sale of notes originated by Tribeca was $122,429 during 1st Quarter 1998, as compared with no such gain during 1st Quarter 1997. This increase reflected Tribeca's initiation of its activities in September 1997.

     Gain on sale of OREO decreased by $138,573 to a loss of $104,305 during 1st Quarter 1998 from a gain of $34,268 during 1st Quarter 1997. This decrease resulted primarily from the liquidation during 1st Quarter 1998 of a substantial number of the longest-held OREO properties in the Company's portfolio. The
Company believes that such properties were characterized by carrying costs higher than those typical for properties in the Company's portfolio as a result of their having been financed with Senior Debt incurred prior to various reductions in the interest rates paid by the Company for new Senior Debt, their higher incidence of defects in title, their higher rehabilitation costs and their more remote locations than properties generally in the Company's portfolio. As a result, the Company believes that its disposition of such properties, while at a loss, will be beneficial to the Company's long-term profitability. The Company is endeavoring to reduce the period of time that it holds OREO assets for which the Company believes that sale is more profitable than rental, and believes that such a strategy will improve the profitability of such sales.

     Rental income increased to $160,551 during 1st Quarter 1998, an compared with immaterial rental income during 1st Quarter 1997. This increase reflected an increase in the number of properties in the Company's portfolio for which the Company believes that renting produces a greater return than selling at the present time and the rental returns on such property.

     Other income decreased by $5,708 or 8%, to $62,688 during 1st Quarter 1998 from $68,396 during 1st Quarter 1997. Other income in the Company's core operations decreased $22,765 which primarily reflected a decline in late fees resulting from an improvement in the Company's borrowing base. This decline was partially offset by the initiation of operating activity in Tribeca which produced other income of $17,057.

     Total revenue decreased by $351,649 or 12%, to $2,961,154 during 1st Quarter 1998, from $2,961,253 during 1st Quarter 1997. Total revenue during 1st Quarter 1998 as a percentage of net notes receivable (i.e. notes receivable), net of allowance for loan losses and joint venture participation as of the last day of such quarter, on an annualized basis was 10.5% as compared with 13.1% for 1st Quarter 1997. This decline reflected the decline in revenues, as described above, and an increase in net notes receivable at the end of 1st Quarter 1998 as compared with the end of 1st Quarter 1997.

     Total operating expenses increased by $520,383 or 17% to $3,668,952 during 1st Quarter 1998 from $3,148,569 during 1st Quarter 1997. Total operating expenses includes interest expense, collection, general and administrative expenses, provisions for loan losses, service fees, amortization of loan commitment fees and depreciation expense.

     Interest expense increased by $95,602 or 5%, to $2,050,957 during 1st Quarter 1998 from $1,955,355 during 1st Quarter 1997. Total debt increased by $19,454,014 or 24%, to $99,328,986 as of March 31, 1998 as compared with
$79,874,972 as of March 31, 1997. Total debt includes Senior Debt, debentures, lines of credit and loans from affiliates.

     Collection, general and administrative expenses increased by $507,116 or 51%, to $1,501,992 during 1st Quarter 1998 from $994,876 during 1st Quarter 1997. Collection, general and administrative expense consists primarily of personnel expense, OREO related expense, litigation expense, and miscellaneous collection expense.

     Personnel expenses increased by $344,957 or 105% to $672,433 during 1st Quarter 1998 from $327,476 during 1st Quarter 1997. This increase resulted largely from the staffing of Tribeca, which accounted for $233,676 of the increase, and increases in staffing and the experience level of personnel in the Company's core business. OREO related expenses increased by $186,962 or 356% to $239,417 during 1st Quarter 1998 from $52,455 during 1st Quarter 1997. This increase resulted from an increase in properties held as OREO to $10,617,712 as of March 31, 1998 from $6,325,978 as of March 31, 1997 and an increase in the Company's rental portfolio and its related expenses, which in turn reflected increased foreclosure activity resulting from the growth in size of the Company's portfolio and the increased purchase of OREO. Litigation expenses decreased by $69,323 or 21%, to $254,971 during 1st Quarter 1998 from $324,294 during 1st Quarter 1997. This decrease reflected an increase in the negotiated settlements of the Company's collection actions, which it believes is related to the generally higher value of the collateral securing the Company's newer notes receivable and the resulting increased incentive for the borrower to avert foreclosure. All other collection expenses increased by $44,520 or 15% during 1st Quarter 1998 to $335,171 from $290,651 during 1st Quarter 1997. This increase reflected the increase size of Company's portfolio of notes receivable.

     Provisions for loan losses decreased by $63,182 or 66%, to $32,830 during 1st Quarter 1998 from $96,012 during 1st Quarter 1997. This decrease reflects the improved performance during 1st Quarter 1998 of the Company's portfolio. Bad debt expense expressed on an annualized basis as a percentage of face value of notes receivable as of the last day of such quarters for 1st Quarter 1998 and 1st Quarter 1997 was approximately 0.10% and 0.34%, respectively.

     Service fees decreased by $31,395 or 100%, to $0 during 1st Quarter 1998 from $365,459 during 1st Quarter 1997. This decrease resulted from the elimination of service fees charged by its Senior Debt Lender effective March 1997. See "General- Cost of Funds."
     Amortization of deferred financing costs decreased by $2,472 or 4%, to $52,787 during 1st Quarter 1998 from $55,259 during 1st Quarter 1997. This decrease resulted from a decrease in the asset balance of deferred financing costs relative to the Company's total Senior Debt outstanding. On March 31, 1998 and March 31, 1997 deferred financing costs as a percentage of Senior Debt outstanding was 1.31% and 1.69%, respectively.

     Depreciation expense increased $14,714 or 94%, to $30,386 during 1st Quarter 1998 from $15,672 during 1st Quarter 1997. This increase resulted from an increase in depreciable assets owned by the Company.

     Net income decreased by $872,032 to a loss of $1,059,448 during 1st Quarter 1998 from a loss of $187,316 during 1st Quarter 1997 as a result of the factors described .

Liquidity and Capital Resources

     General. During 1st Quarter 1998 the Company purchased 1,196 loans in two portfolios with an aggregate face value of $17,774,323 at an aggregate purchase price of $15,585,498 or 88% of the face value and no OREO properties compared with the purchase during 1st Quarter 1997 of 234 loans in six portfolios with an aggregate face value of $19,471285 at an aggregate purchase price of $12,416,321 or 64% of aggregate face value, and no OREO properties. This increase, measured by purchase price, reflected the increase in competitiveness of the Company's bids resulting from the reduction in its cost of funds relative to the prime rate and the increase in bidding opportunities associated with the Company's beginning to purchase performing loans and well as non-conforming and sub-performing loans. The increase in purchase price as a percentage of face value of the loans purchased similarly reflected the increased quality of such loans.

     The Company's portfolio of notes receivable at March 31, 1998 had a face value of $127,347,211 and included net notes receivable of approximately $84,756,973. The Company's portfolio of notes receivable at March 31, 1997 had a face value of $113,576,198 and included net notes receivable of approximately $73,221,736. Net notes receivable are stated at the amount of unpaid principal, reduced by purchase discount, an allowance for loan losses, and joint venture participation. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or where economically advantageous, sale.

     During 1st Quarter 1998, the Company used cash in the amount of $2,651,172 in its operating activities primarily for interest expense, overhead, litigation expense incidental to its ordinary collection activities and for the foreclosure and improvement of OREO. The Company used $11,030,367 in its investing activities, which reflected primarily the purchase of notes receivable offset by principal collections upon its notes receivable and proceeds from sales of OREO. The amount of cash used in operating and investing activities was funded by $13,157,882 of net cash provided by financing activities, primarily from a net increase in Senior Debt of $12,502,481. The above activities resulted in a net decrease in cash at March 31, 1998 over December 31, 1997 of $523,657.

     In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at March 31, 1998 and 1997, the Company held OREO recorded on the financial statements at $10,617,712 and $6,325,978, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or fair market value. The Company estimates, based on third party appraisals and broker price opinions, that the OREO inventory held at March 31, 1998, in the aggregate, had a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $11.5 million based on market analyses of the individual properties less the estimated closing costs. There can be no assurance, however, that such estimate is substantially correct or that an amount approximating such amount would actually be realized upon liquidation of such OREO. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it is economically beneficial to do so.

     Tribeca Operating Loss. During 1st Quarter 1998 Tribeca incurred an operating loss of $315,066. This loss stemmed from substantial start-up costs and an increase in operating expenses was associated with the ramp-up of the new business and the lag time which may be expected before the related revenues begin to be realized. The Company funded the start-up of Tribeca with $1.1 million of proceeds from the refinancing of two loan portfolios through its Senior Debt Lender. Additionally, such lender has provided Tribeca with a warehouse line of credit of $2,000,000 to fund loan originations. The Company has secured additional warehouse lines of credit for Tribeca's use of $9.5 million from two other lending institutions. Tribeca began originating mortgages on September 1, 1997. There can be no assurances that Tribeca will earn a profit in the future, however, management believes that Tribeca's existing cash balances, credit lines, and anticipated cash flow from operations together with advances from the Company will provide sufficient working capital resources for Tribeca's anticipated operating needs.

Cash Flow From Operating and Investing Activities

     Substantially all of the assets of the Company are invested in its portfolios of notes receivable and OREO. Primary sources of the Company's cash flow for operating and investing activities are collections on notes receivable and gain on sale notes and OREO properties.

     At March 31, 1998, the Company had unrestricted cash, cash equivalents and marketable securities of $2,260,263. A portion of the Company's available funds may be applied to fund acquisitions of companies or assets of companies in complementary or related fields. Although the Company from time to time engages in discussions and negotiations, it currently has no agreements with respect to any particular acquisition. This may cause the Company to incur additional capital expenditures, outside the acquisitions of additional notes receivable.

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

Cash Flow From Financing Activities

     Senior Debt. As of March 31, 1998, the Company owed an aggregate of $96,146,029 to the Senior Debt Lender, under 36 loans.

     The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest at variable rates of 0%, 1% and 1.75% over the prime rate. The accelerated payment provisions of the Senior Debt are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a further amount to be applied toward additional principal reduction from available cash after scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the minimum scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow which is available to the Company.

     Certain of the Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The restricted cash is maintained in a interest bearing account, held by the Company's Senior Debt Lender. Restricted cash may be accessed by the Senior Debt Lender only upon the Company's failure to meet the minimum monthly payment due if collections from notes receivable securing the loan are insufficient to satisfy the installment due. Historically, the Company has not called upon these reserves. The aggregate balance of restricted cash in such accounts was $1,000,466 and $706,767 on March 31, 1998 and March 31, 1997, respectively.

     Total Senior Debt availability was approximately $125.0 million at March 31, 1998, of which approximately $96.1 million had been drawn down as of such date. Additionally the Senior Debt Lender has verbally informed the Company that it will not deem approximately $10 million of Senior Debt that it had syndicated to other banks as of such date as outstanding for purposes of determining availability under of Senior Debt. As a result, the Company has approximately $37.9 million available to purchase additional portfolios of notes receivable and OREO.

     12% Debentures. In connection with the acquisition of a loan portfolio during 1994, the Company offered to investors $750,000 of subordinated debentures ("12% Debentures"). As of March 31, 1998 and December 31, 1997, $308,437 and $352,500, respectively, of these debentures were outstanding. The 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over four years in sixteen equal installments of $44,062 that commenced March 31, 1996. The 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

     Harrison First Corporation 12% Debentures. In connection with the acquisition of a loan portfolio during 1995, the Company offered to investors $800,000 of subordinated debentures of which $555,000 were purchased. As of March 31, 1998 and December 31, 1997, $488,400 and $510,600, respectively, of these debentures were outstanding. The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over three years in ten equal quarterly installments of $22,200 which payments commenced on September 30, 1997 with the remaining balloon payment of $333,000 due June 30, 2000. The Harrison 1st 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

     Lines of Credit. The Company has a line of credit with the Senior Debt Lender permitting it to borrow a maximum of approximately $1,500,000 at a rate equal to such lender's prime rate plus two percent per annum. Principal repayment of the lines is due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the lines of credit as of March 31, 1998 and December 31, 1997, were $645,415 and $583,916, respectively. Advances made under the line of credit were used to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding lines of credit and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company which the Company may be required to hold as rental property to maximize its return.

                             Part II Other Information

Item 1.  Legal Proceedings
     Asset Purchase Agreement Dispute. On August 19, 1997 the Company commenced a civil action in the United States District Court for the Southern District of New York against Preferred Credit Corporation ("PCC") alleging fraud, breach of contract, and unjust enrichment in connection with the purchase by the Company of $3.7 million in face value of notes receivable from ("PCC") for $1.8 million. The Company is seeking recision of the asset purchase agreement or damages incurred in connection with the purchase.

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

     On December 22, 1997 the Company filed an answer and counterclaim vigorously denying the allegations of the complaint and alleging fraud and breach of contract against K and Ragan, and breach of fiduciary duty against Ragan in what it believes to have been Ragan's unjustified unilateral termination of his employment in violation of the Letter Agreement and asserts its claims and seeking damages of $1 million. The Company intends to vigorously asserts its claims and defend itself against K's claims and does not at this time believe that its operations or financial position will be materially impacted. The court has directed all parties to proceed with mediation, which is currently scheduled for May 1998.

     Legal Fee Dispute. On October 28, 1997 Rosen, Dainow & Jacobs ("Rosen") filed a civil action against the Company in the Supreme Court of the State of New York, County of New York alleging failure by the Company to pay fees due Rosen in connection with work done for the Company in the Trademark Dispute and seeking $145,000 in damages. Rosen was dismissed by the Company as counsel in the Trademark Dispute after the law partnership was disbanded and James Jacobs, the lead attorney for the Company in the Trademark Dispute, joined a firm that was representing Franklin Resources, Inc in other matters. The Company plans to vigorously defend itself in this matter and at this time does not feel that its operations or financial position will be materially impacted.

     Other Legal Actions. Since in July, 1991, the Company has been a plaintiff in various actions ("Miramar Litigation") and party to settlements, with the former directors and officers of Miramar Resources, Inc. ("Miramar"), a company which the Company merged with in 1994, based upon allegations relating to certain premerger events. Information regarding the Miramar Litigation ("Shultz Settlement") concerning these matters, specifically the Shultz Settlement, and the legal status of the Company's collection efforts is incorporated herein by reference to "Item 3. Legal Proceedings" included in the Company's Annual Reports on Form 10-KSB for the year ended December 31, 1994, 1996, and 1997.

Item 2.  Changes in Securities
                  None

Item 3.  Defaults Upon Senior Securities
                  None

Item 4.  Submission of Maters to a Vote of Security Holders
                  None

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K



(a)                         EXHIBIT TABLE
  Exhibit  Description
  3(a) Restated Certificate of Incorporation. Previously filed with, and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on December 31, 1994 and as amended by the Company's 10-KSB, filed with the Commission on May 14, 1998.

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

   (b) Warrants associated with principal repayment of the 15% Convertible Subordinated Debentures. Previously filed with, and incorporated herein by reference to, the Company's Registration Statement on Form S-4, No.33-81948, filed with the Commission on November 24, 1994

 10(d) Employment Agreement, dated December 4, 1996, between the Company and Joseph Caiazzo. Previously filed with, and incorporated herein by reference to, the Company's Form 10K-SB, filed with the Commission on March 31, 1997.

 10(e) Agreement dated March 29, 1997 between the Company and Citizens Banking Company.
 11        Computation of earnings per share.  Filed here with.
 21        Listing of subsidiaries.  Filed here with.
(b)        No reports on Form 8-K were filed during the first quarter of 1998.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 29, 1998                    FRANKLIN CREDIT MANAGEMENT
                                CORPORATION



                                By:      THOMAS J. AXON
                                         Thomas J. Axon
                                         President and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                                  Date

THOMAS J. AXON             President, Chief Executive Officer     May 29, 1998
Thomas J. Axon             and Director
(Principal executive officer)


FRANK B. EVANS, Jr.         Vice President, Treasurer,            May 29, 1998
Frank B. Evans, Jr.         Chief Financial Officer and Director
Secretary (Principal financial and accounting officer)


JOSEPH CAIAZZO              Vice President, Chief Operating       May 29, 1998
Joseph Caiazzo              Officer and Director

Exhibit 11

Computation of earnings per share 1st quarter 1998


                                        No. of Shares     Weight

6/30/97 Common stock                      5,516,527
                                         -----------
                                          5,516,527         25%     1,379,132


9/30/97 Common stock                      5,516,527
                                         -----------
                                          5,516,527         25%     1,379,132


12/31/97 Common stock                     5,516,527
                                         -----------
                                          5,516,527         25%     1,379,132


3/31/98 Common stock                      5,516,527
                                         -----------
                                          5,516,527        25%      1,379,132


                                          22,066,108

                 Weighted average number of shares                  5,516,527

Earnings per Common share:
                 Net Income              $(1,059,448)          $        (0.19)