Form 10QSB
period 1998-06-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 1998-09-04
CIK 831246

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


    [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

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

As of August 15, 1998 the issuer had 5,516,527 of shares of Common Stock, par value $0.01 per share, outstanding.

                     FRANKLIN CREDIT MANAGEMENT CORPORATION


                                   FORM 10-QSB

                                  June 30,1998


                                 C O N T E N T S


PART I. FINANCIAL INFORMATION                                              Page

Item 1.      Financial Statements

Consolidated Balance Sheets June 30, 1998 (unaudited) and December 31, 1997   3

Consolidated Statements of Income (unaudited) for the three months and six
months ended June 30, 1998 and 1997                                           4

Consolidated Statements of Stockholders' Equity June 30, 1998 (unaudited)     5

Consolidated Statements of Cash Flows (unaudited) for the six months ended
June 30, 1998 and 1997                                                        6

Notes to consolidated Financial Statements                                 7-10


Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                     11-21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                22-23

Item 2.  Changes in Securities                                               24

Item 3.  Defaults Upon Senior Securities                                     24

Item 4.  Submission of Matters to a Vote of Security Holders                 24

Item 5.  Other Information                                                   24

Item 6.  Exhibits and Reports on Form 8-K                                 24-25

SIGNATURES                                                                   26


FRANKIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                           30-Jun-98                 31-Dec-97
                                  -------------------        -----------------
ASSETS


CASH AND CASH EQUIVALENTS
                                        $ 3,884,053               $2,783,920
RESTRICTED CASH                           1,034,890                  990,466
NOTES RECEIVABLE:
    Principal                           125,942,126              115,965,158
    Joint venture participations           (314,831)                (321,460)
    Purchase discount                   (16,455,338)             (16,175,518)
    Allowance for loan losses           (24,447,544)             (27,424,641)
                                   -------------------        -----------------
        Net notes receivable             84,724,413               72,043,539

LOANS HELD FOR SALE                       3,100,027                3,702,723
ACCRUED INTEREST RECEIVABLE               1,120,813                  929,908
OTHER REAL ESTATE OWNED                   9,255,949               11,806,473
OTHER RECEIVABLES                         1,162,413                  695,471
DEFERRED TAX ASSET                        2,121,596                1,479,939
OTHER ASSETS                              1,341,853                  735,075
BUILDING, FURNITURE AND FIXTURES- Net       673,273                  729,285
DEFERRED FINANCING COSTS                  1,262,933                1,161,437
                                   -------------------        -----------------


TOTAL ASSETS                           $109,682,213               97,058,236
                                   ===================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED EXPENSES     3,245,262                2,938,340
LINES OF CREDIT                           3,645,246                1,376,403
NOTES PAYABLE                            96,597,286               83,643,550
203(K) REHABILITATION ESCROWS PAYABLE       153,849                2,828,239
SUBORDINATED DEBENTURES                     730,575                  863,100
NOTES PAYABLE, AFFILIATES AND STOCKHOLDERS  375,386                  311,484
DEFERRED TAX LIABILITY                    2,201,391                1,559,998
                                    ------------------        -----------------
TOTAL LIABILITIES                       106,948,995               93,521,114
                                   -------------------        -----------------



STOCKHOLDERS' EQUITY Common Stock, $.01 par value, 10,000,000 authorized shares;
     issued and outstanding 1998 and
     1997: 5,516,527                        55,167                   55,167
    Additional paid-in capital           6,989,968                6,489,968
    Accumulated deficit                 (4,311,917)              (3,008,013)
                                   -------------------        -----------------
        Total stockholders' equity       2,733,218                3,537,122
                                   -------------------        -----------------

TOTAL LIABILITIES AND STOCKHOLDERS
 EQUITY                             $   109,682,213            $ 97,058,236
                                   ===================        =================

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

                               Six Month Ended           Three Months Ended
                             30-Jun-98   30-Jun-97    30-Jun-98     30-Jun-97
                            ----------- ---------     -----------  -----------
REVENUES:
    Int Income               3,291,028  3,160,548     1,949,251      1,885,284
    Purch discount earned    2,347,885  3,094,831     1,321,521      1,511,606
    Gain on sale of portfolios       0    973,337             0        973,337
    Gain on sale of loans      548,282          0       425,853              0
    Gain or(Loss)on sale OREO(149,675)    683,439      (45,370)        649,172
    Rental Income              410,364          0       249,813              0
    Other                      418,420    122,386       355,732         53,990
                            ----------- ----------   -----------  -------------
    Total Revenue            6,866,304  8,034,540     4,256,800      5,073,388
                          ------------ -----------   -----------  -------------

OPERATING EXPENSES:
    Interest expense         4,559,544  4,123,804     2,508,586      2,168,449
    Collection, gen &admin   3,392,713  2,180,530     1,890,721      1,185,654
    Prov for loan losses        31,391    103,853      ( 1,439)          7,841
    Banking service fees             0     31,395             0              0
    Amort of defer finan costs 137,762    309,329        84,976        254,070
    Depreciation                48,798     31,344        18,412         15,672
                           -----------  ----------  ----------- --------------
     Total Expenses          8,170,208  6,780,256     4,501,256      3,631,687
                           -----------  ----------  ----------- ---------------

    OPERATING INCOME (LOSS)(1,303,904)  1,254,284     (244,456)     1,441,701
                          ------------ ----------- ------------ --------------




(LOSS)INCOME BEFORE
 PROVISION FOR INC TAX     (1,303,904)  1,254,284     (244,456)      1,441,701
 TAXES                 --------------- ------------- ------------ --------------

INCOME TAXES                        0   (722,765)            0       (722,765)
                       --------------- ------------- ------------- ------------

NET (LOSS) INCOME          (1,303,904)    531,519     (244,456)        718,936
                       ===============  ============ ============= ============

NET (LOSS) INCOME PER COMMON SHARE:
    Basic                       (0.22)       0.10        (0.04)           0.13
    Dilutive                    (0.22)       0.10        (0.04)           0.13
                       =============== ============= ============= =============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                5,516,527   5,516,527      5,516,527     5,516,527
                      ===============  ============= ============= =============

See notes to consolidated financial statements.



FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
JUNE 30, 1998
--------------------------------------------------------------------------------

                             Common Stock       Additional  Retained
                          -------------------     Paid-In   Earnings
                              Shares    Amount    Capital   (Deficit)  Total

--------------------------------------------------------------------------------
Balance, December 31, 1996   1,102,077  11,022  6,534,113 (2,442,115)  4,103,020

     Four-for-one Stock Div  4,414,450  44,145   (44,145)
    Net Loss                                                (565,898)  (565,898)
                          ------------------------------------------------------
Balance, December 31, 1997  5,516,527   55,167  6,489,968 (3,008,013) 3,537,122
                          ======================================================

     Net Loss                                             (1,303,904)(1,303,904)
     Capital Contribution                         500,000                500,000
                          ======================================================
Balance, June 30, 1998      5,516,527   55,167  6,989,968 (4,311,917) 2,733,218

                          ======================================================

See notes to consolidated financial statements.


FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------
                                           30-Jun-98              30-Jun-97

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                       (1,303,904)              531,519
  Adjustments to reconcile net income
   Net cash provided (used) by operating activities:
    Depreciation                               48,798                31,344
    Amortization                              137,762               309,329
    Purchase discount earned              (2,347,885)           (3,094,831)
    Gain on Sale of REO                       149,675             (973,337)
    Provision for loan loss                    15,303               103,853
    Deferred tax provision                          0                     0
   (Increase) decrease in:
    Accrued interest receivable              192,779)               194,027
    Foreclosures on real estate           (2,034,957)           (2,689,979)
    Assets held for sale                      602,696                     0
    Other receivables                        (82,458)                28,386
    Other current assets                  (1,237,610)             (725,824)
   Increase(decrease) in:
    Accounts payable and accrued expenses     259,009             1,075,927
    203(k) rehabilitation escrow          (2,674,391)                     0
    Due to affiliates                          59,230              (82,227)
                                          -------------          ------------
   Net cash (used)by operating activities (8,601,511)          (5,291,811)
                                          -------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Distributions                                  (0)                     0
    Additional capital contributed             500,000                     0
    Acquisition and loan fees                (220,924)                     0
    Acquisition of notes receivable       (20,127,336)          (17,820,766)
    Acquisition of REO                       (235,182)           (2,041,230)
    Proceeds from sale of REO                4,779,470                     0
    Foreclosures on real estate                 90,272                     0
    Reclass of notes receivfor foreclosures  1,653,838                     0
    Loans originated                         (550,000)                     0
    Acquisition of furniture & equipment      (15,080)              305,420)
    Participation interest                    (20,130)              (18,629)
    Advances to subsidiaries                   312,302                     0
    Principal collection on notes receivable 8,488,783            14,913,235
   (Increase) decrease in restricted cash     (44,424)             (137,258)
                                           -------------          ------------
   Net cash(used) by investing activities  (5,388,411)            5,410,068)
                                           -------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on debenture notes payable       (132,525)              (33,125)
    Payments on line of credit                (419,991)             (407,803)
    Proceeds from line of credit              2,688,834               388,608
    Proceeds from notes payable              20,889,503            23,361,039
    Payments on notes payable               (7,935,766)          (11,462,039)
                                           -------------          ------------
   Net cash prov(used)by finan activ         15,090,055            11,846,680
                                           -------------          ------------

NET INCREASE (DECREASE) IN CASH               1,100,133             1,144,801

CASH, BEGINNING OF PERIOD                     2,783,920             1,967,965

CASH, ENDING                                  3,884,053             3,112,765

                                           =============          ============

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business - Franklin Credit Management Corporation (the "Company"), a Delaware corporation, acquires non-performing, nonconforming and sub-performing notes receivable and promissory notes from financial institutions, mortgage and finance companies and the Federal Deposit Insurance Corporation ("FDIC"). The Company services and collects such notes receivable through enforcement of terms of original note, modification of original note terms and, if necessary, foreclosure on the underlying collateral.

         In January 1997, the Company formed a new wholly owned subsidiary, to originate or purchase, non-traditional residential mortgage loans, including, but not limited to, sub-prime loans to individuals whose borrowing needs are not being served by traditional financial institutions.

         A summary of the Company's significant accounting policies follows.

         Basis of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

         Estimates - The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

         Cash and Cash Equivalents - Cash and cash equivalents include all cash accounts, with the exception of restricted cash, and money market funds. The Company maintains amounts due from banks, which at times may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

         Notes Receivable and Income Recognition - The Company's notes receivable portfolio consists primarily of secured consumer and real estate mortgage loans purchased from financial institutions, mortgage and finance companies and the FDIC. Such notes receivables are generally non-performing or performing at the time of purchase and, accordingly, are usually purchased at a discount from the principal balance remaining.

         Notes receivables are stated at the amount of unpaid principal, reduced by purchase discount and an allowance for loan losses. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral.

         In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the collectible principal amount outstanding using the simple-interest method.

         Accrual of interest on notes receivable, including impaired notes receivable, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that the timing and or the collection of interest is unpredictable. When interest accrual is discontinued, all unpaid accrued interest is reversed. Subsequent recognition of income occurs only to the extent payment is committed to or received subject to management's assessment of the collectibility of the remaining interest and principal. A non-accrual note is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time.

         Loan purchase discount is amortized to income using the interest method over the period to maturity. The interest method recognizes income by applying the effective yield on the net investment in the loans to the projected cash flows of the loans. Discounts are amortized if the projected principal payments are probable of and the timing of such collections is reasonably estimable. The projection of cash flows for purposes of amortizing purchase loan discount is a material estimate, which could change significantly, in the near term. Changes in the projected principal payments are accounted for as a change in estimate and the periodic amortization is prospectively adjusted over the remaining life of the loans. Should projected principal payments not exceed the carrying value of the loan, the periodic amortization is suspended and either the loan is written down or an allowance for uncollectibility is recognized.

         Allowance for Loan Losses - The allowance for loan losses, a material estimate which could change significantly in the near-term, is initially established through allocation of some or all of the purchase loan discount based on the management's assessment of the portion of purchase discount some or all of that represents uncollectable principal. Subsequently, increases to the allowance are made through a provision for loan losses, which is expensed. The allowance is maintained at a level that management considers adequate to absorb potential losses in the loan portfolio.

         Management's judgment in determining the adequacy of the allowance is based on the evaluation of individual loans within the portfolios, the known and inherent risk characteristics and size of the note receivable portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. Notes receivables, including impaired notes receivable, are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely based on a note-by-note review. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, when considered necessary.

         The Company's real estate notes receivables are collateralized by real estate located throughout the United States with a concentration in the Northeast. Accordingly, the collateral value of a substantial portion of the Company's real estate notes receivable and real estate acquired through foreclosure is susceptible to changes in market conditions.

         Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on notes receivable, future additions to the allowance or write-downs may be necessary based on changes in economic conditions.

         Other Real Estate Owned - Other real estate owned consists of properties acquired through, or in lieu of, foreclosure acquisitions or other proceedings. These properties are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value, less cost to sell, at the time of acquisition is charged to the allowance for loan losses. Subsequent write-downs are charged to operations based upon management's continuing assessment of the fair value of the underlying collateral. Other real estate owned is evaluated regularly to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to dispose. Revenue and expenses from the operation of other real estate owned and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs relating to holding the property are expensed. Gains or losses are included in operations upon disposal.

         Building, Furniture and Fixtures- Building, furniture and fixtures are recorded at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred.

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

         Earnings Per Common Share - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"), which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures and the restatement of all prior period earnings per share data presented. SFAS No. 128 also requires a reconciliation of the numerator and denominator of Basic EPS and Diluted EPS computation.

         Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments ("Statement 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Such estimates are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

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

         Recent Accounting Pronouncements - FASB has issued several new accounting pronouncements. Including Statement No. 130, Reporting Comprehensive Income ("SFAS No. 130"), which establishes standards for reporting and displaying of comprehensive income and its components. and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about products and services, geographic areas, and major customers. The two standards are effective for the Company's 1998 financial statements. The Company does not believe that SFAS 130 will have any effect on the Company's computation or presentation of net income. The Company will adopt SFAS 131 for its mortgage origination subsidiary beginning in 1998.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Forward-Looking Statements. When used in this report, press releases and elsewhere by the Company from time to time, the words "believes", "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion and this Quarterly Report on Form 10-QSB generally may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: general economic and business conditions, interest rates fluctuations, changes in the level of growth in the finance and housing markets, the availability for purchases of additional loans, the status of relations between the Company and its primary sources for loan purchases, the status of relations between the Company and its primary source of senior financing ("Senior Debt Lender") and the availability of short and long term financing generally, unanticipated difficulties in collections under loans in the Company's portfolio or new loans purchased by the Company, accounting and regulatory changes, and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Loan and OREO Acquisitions. During the six months ended June 30, 1998, the Company purchased 1,302 loans and OREO properties in five portfolios with an aggregate face value of $24,321,293 at an acquisition price of $20,127,336, or 83% of face value and OREO properties of $235,182. During the six months ended June 30, 1997, the Company purchased loans in six portfolios with an aggregate face value of $33,324,430 at an aggregate purchase price of $17,820,766 or 53% of face value, and $2,041,230 in OREO properties. Acquisition of these portfolios was funded through senior financing ("Senior Debt") in the amount equal to the purchase price plus a 1% loan origination fee. See "Liquidity and Capital Resources- Cash Flow from Financing Activities- Senior Debt"

         The Company believes these acquisitions will result in substantial increases in interest income and purchase discount income during future periods. During the initial period following acquisitions, the Company incurs the carrying costs of the related Senior Debt and administrative costs related to the new portfolios. Payment streams are only generated once the loans are incorporated into the Company's loan tracking system and contact with the borrower is made, and in some cases, non-performing loans are restructured or collection litigation successfully concluded.

         In May 1997, the Company purchased a portfolio of $3.7 million in face value of notes receivable from Preferred Credit Corp ("PCC") for $1.8 million. Although the Company conducted its own review of each loan file, it has come to believe since the closing of the acquisition, that certain information was intentionally omitted or removed from such files or kept in another repository of files which were not made available to the Company and that PCC intentionally and materially misrepresented the status and quality of the notes receivable included in the portfolio. Although, its estimate will be refined as the purchased portfolio is seasoned, the Company currently believes that as much as approximately 90% of the face value of the portfolio may be uncollectable, due to debtor bankruptcies, in certain instances prior to the execution of the Asset Purchase Agreement, or senior credit foreclosures of the underlying collateral. The Company recorded during 1997 a Special Charge of $1.5 million reflecting its current estimate of the uncollectable portion of the purchase price of such portfolio.

         The Company has initiated a suit and is seeking recision of the asset purchase agreement and or damages incurred in connection with the purchase. The Company's litigation counsel has advised the Company that it believes the Company has a substantial probability of prevailing in such suit. See "Part II-Item 1. Legal Proceedings".

         In the ordinary course of business, the Company acquires properties from portfolio acquisitions or and foreclosures. Such properties are classified as OREO and are evaluated regularly to ensure that recorded amounts are supported by current fair market values.

         Management intends to continue to expand the Company's earning asset base through the acquisition of additional portfolios including performing first and second mortgages at a positive spread based upon the Company's cost of funds, non-performing real estate secured loans and OREO properties. The Company believes that its current infrastructure is adequate to service additional loans without any material increases in collection, general and administrative expenses. There can be no assurance the Company will be able to acquire any additional loans or that it may do so on favorable terms. While management believes that the acquisition of additional loan portfolios would be beneficial, management does not believe that current operations would be materially impacted if additional loan portfolios were not acquired during 1998.

         Tribeca Lending Corporation. The Company, through its wholly owned subsidiary Tribeca Lending Corporation ("Tribeca"), provides first and second mortgages to a target market of sub-prime borrowers. This market includes borrowers who do not meet conventional underwriting criteria. Tribeca focuses on developing an array of niche products to fulfill needs such as high LTV, non-conforming, rehabilitation, and second mortgages. Loans are originated through a network of affiliates, including mortgage brokers, banks, and through a retail sales force. The majority of loans originated are ultimately expected to be sold by Tribeca in the secondary market. Tribeca processes, underwrites, and closes loans in its name, or in some circumstances in a correspondent's name, in which case the loan is purchased immediately after closing by the Company.

         During the three months ended June 30, 1998, Tribeca originated $13,238,495 in mortgages, which compared with no originations during the three months ended June 30, 1997, when Tribeca was in the organizational stage.

  Tribeca Originations for the Three months ending June 30, 1998

----------------- ------------------------ ------------------------
                      FHA        1st Lien     2nd Lien     Total
----------------- ------------------------ ------------------------
----------------- ------------------------ ------------------------
      Face Value    $ 119,950   11,036,640   $2,081,905 13,238,495
----------------- ------------------------ ------------------------
----------------- ------------------------ ------------------------
           Loans         2          95           61         158
----------------- ------------------------ ------------------------


         During three months, ending June 30, 1998 Tribeca incurred an operating loss of $165,000. This loss reflected expenses in excess of revenue associated in the start-up of the new business which are expected to result in corresponding revenues in future periods. From inception through June 30, 1998, Tribeca originated approximately $14.6 million face value of loans of which $11.5 million were sold to investors, either in bulk sales or by individual loan sales and the remaining $3.1 million face value of loans are held for sale. Revenues related to such loans, other than periodic interest payments and fee income are realized upon sale of such loans.

         A substantial portion of Tribeca's costs related to the staffing and setting up of its New York operations and processing center and several regional sales offices. Management believes that Tribeca's current infrastructure is sufficient to support substantially increased originations. Tribeca is currently seeking to increase its available lines of credit in order to facilitate such increased originations. See "Liquidity and Capital Resource-Tribeca Lines of Credit." Tribeca has and expects to continue to accumulate newly originated loans for periodic sales in bulk, which bulk sales it believes, result in receipt of a larger purchase premium than would be available in sales of single loans. As a result, the amount of credit drawn down and that remaining available to Tribeca may be expected to vary considerably from time to time based upon the timing of bulk loan sales. These variations may decrease as the amount of credit available, the volume of originations and the frequency of bulk sales conducted by Tribeca increase over time.

Cost of Funds. The increase in the prime rate from 8.25% from 8.50%, on March 26, 1997, increased the benchmark rate for the interest on Senior Debt used to fund loan portfolio acquisitions, thereby decreasing net income for subsequent periods. As of June 30, 1998, the Company had 40 loans outstanding to its Senior Debt Lender with an aggregate principal balance of $96,597,286 of which approximately $52.1 million accrues interest at a rate of 1.75% over prime or 10.25% and approximately $36.8 million of which accrues interest at prime. Additionally the Company has lines of credit, which had an outstanding balance of $592,977 at June 30, 1998 which was used to make advances to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Tribeca has two warehouse lines of credit which had an outstanding balance of $ 1,284,430 and $1,761,860, as of June 30, 1998 these lines accrue interest at prime plus 2% and libor plus 2.5% respectively. These warehouse lines of credit are drawn upon to fund Tribeca's loan originations.

         The majority of the loans purchased or originated by the Company bear interest at a fixed rate; consequently, there is little corresponding change in interest income due to changes in market interest rate conditions. The weighted average interest rate on the Senior Debt as of June 30, 1998 and December 31, 1997 was 9.46% and 9.56%, respectively. Management believes that any future increases in the prime rate will negatively impact the net income of the Company while decreases may be expected to positively impact such net income.

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

         The impact of inflation on the Company's operations during both the three months ending June 30, 1998, and the three months ending June 30, 1997 was immaterial.

Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997.

         Total revenue, which is comprised of interest income, purchase discount earned, gains recognized on the bulk sale of notes, gain on sale of notes originated, gain on sale of OREO, rental income and other income, decreased by $,816,588 or 16%, to $4,256,800 during the three months ended June 30, 1998, from $5,073,388 during the three months ended June 30, 1997. Total revenue (excluding gain on bulk sale of loans, OREO, and sale of originated loans) during the three months ended June 30,1998 as a percentage of notes receivable, net of allowance for loan losses and joint venture participation as of June 30, 1998 was 15.3% as compared with 13.9% for the three months ending June 30, 1997.

         Interest income on note receivable increased by $63,967 or 3%, to $1,949,251 during the three months ended June 30, 1998 from $1,885,284 during the three months ended June 30, 1997. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received or committed with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from the acquisition of approximately $ 7.6 million of performing loans with a weighted average interest rate of 13%, which was only partially offset by the decrease in settlements of non-performing accounts with accrued interest during the three months ending June 30, 1998.

         Purchase discount earned decreased by $190,085 or 13%, to $1,321,521 during the three months ending June 30, 1998 from $1,511,606 during the three months ending June 30, 1997. This decrease reflected the Company's implementation beginning in 1996 of a policy of selling re-performing loans, (which sales results in purchase discount which would otherwise be earned in subsequent periods being in part accelerated as gain on sale of loans and in part lost to the purchaser), a maturing of the Company's portfolio, and an increase of $1.1 million in face value of loans foreclosed, which reduces purchase discount available to be earned.

         Gain on bulk sale of notes receivable decreased by $973,337 to $0 during the three months ending June 30,1998 from $973,337 during the three months ending June 30, 1997. This decrease reflected the timing of bulk sales of notes during the three months ending June 30, 1997. There was one bulk sale during the three months ended June 30, 1997 and none during the three months ending June 30, 1998. The Company may consummate bulk sales of notes from time to time as may be economically advantageous but because of market conditions may not be expected to close on a regular basis.

         Gain on sale of notes originated by Tribeca increased $425,853 during the three months ending June 30, 1998 from $ 0 during the three months ending June 30, 1997. This increase reflected Tribeca's initiation of its activities in September 1997, which resulted in sales of notes in the secondary market at a premium during 1998.

         Gain on sale of OREO decreased by $694,542 to a loss of $45,370 during the three months ending June 30, 1998 from a gain of $649,172 during the three months ending June 30, 1997. This decrease resulted primarily from the continued liquidation, during the three months ending June 30, 1998, of a substantial number of the longest-held OREO properties in the Company's portfolio. The
Company believes that such properties were characterized by carrying costs higher than those typical for properties in the Company's portfolio as a result of their having been financed with Senior Debt incurred prior to various reductions in the interest rates paid by the Company for new Senior Debt, their higher incidence of defects in title, their higher rehabilitation costs and their more remote locations than properties generally in the Company's portfolio. As a result, the Company believes that its disposition of such properties, while at a loss, will be beneficial to the Company's long-term profitability.

          Rental income increased to $249,813 during the three months ending June 30, 1998, as compared with immaterial income during the three months ending June 30, 1997. This increase reflected an increase in the number of properties in the Company's portfolio for which the Company believes that renting produces a greater return than selling at the present time and therefore holds for rental currently.

         Other income increased by $301,742 or 559%, to $355,732 during the three months ended June 30,1998 from $53,990 during the three months ended June 30, 1997. This increase resulted primarily from the recovery through PMI (Private Mortgage Insurance) of the amount in receipt of a deficiency balance on certain notes, and receipt of late fees in connection with a settlement of a single large note, and from various loan fees such as credit report, appraisal and application fees associated with Tribeca's originations and a settlement payment on payment on the Miramar Litigation (see-Legal Miramar)during the three months ending June 30, 1998.

         Total operating expenses increased by $869,569 or 24% to $4,501,256 during the three months ending June 30, 1998 from $3,631,687 during the three months ending June 30, 1997. Total operating expenses includes interest expense, collection, general and administrative expenses, provisions for loan losses, service fees, amortization of loan commitment fees and depreciation expense.

         Interest expense increased by $340,137 or 16%, to $2,508,586 during the three months ending June 30, 1998, from $2,168,449 during the three months ending June 30, 1997. This increase resulted primarily from increased warehouse borrowing to fund Tribeca's loan originations, increase of Senior Debt reflecting the acquisition of notes receivables and the measure in the Company's costs of funds as a result in the increase in the prime rate during 1997. Tribeca's interest expense was $118,588 for the three months ended June 30, 1998. Total debt increased by $9,366,965 or 10.2%, to $101,348,492 as of June
30, 1998 from $91,981,527 as of June 30, 1997. Total debt includes Senior Debt, debentures, and lines of credit and loans from affiliates.

         Collection, general and administrative expenses increased by $705,067 or 59% to $1,890,721 during the three months ending June 30, 1998 from $1,185,654 during the three months ending June 30, 1997. Collection, general and administrative expense consists primarily of personnel expense, OREO related expense, litigation expense, and miscellaneous collection expense.

           Personnel expenses increased by $391,526 or 120% to $717,418 during the three months ending June 30, 1998 from $325,892 during the three months ending June 30, 1997. This increase resulted largely from the staffing of Tribeca, which accounted for $332,460 of this increase, and the remainder reflected increases in staffing and the experience level of personnel in the Company's core business. OREO related expenses increased by $354,928 or 288% to $477,973 during the three months ending June 30, 1998 from $123,045 during three months ending June 30, 1997. This increase is primarily due to the increase in the size of the Company's rental portfolio and a concurrent increase in related expenses, and the initial cost associated with foreclosed assets for the three months ending June 30, 1998. Litigation expenses decreased by $132,495 or 52%, to $122,821 during the three months ending June 30, 1998 from $201,818 during the three months ending June 30, 1997. This decrease reflected an increase in the negotiated settlements of the Company's collection actions, which it believes is related to the generally higher value of the collateral securing the Company's newer notes receivable and the resulting increased incentive for the borrower to avert foreclosure. All other collection expenses increased by $91,107 or 19% during the three months ending June 30, 1998 to $572,509 from $481,402 during the three months ending June 30, 1997. This increased reflected the increase size of Company's portfolio of notes receivable.

         Provisions for loan losses decreased by $9,280 or 118%, to $(1,439) during the three months ending June 30 1998 from $7,841 during the three months ending June 30, 1997. Bad debt expense expressed on an annualized basis as a percentage of face value of notes receivable as of the last day of the three months ending June 30, 1998 and 1997 was approximately immaterial and 0.03%, respectively.

         Amortization of deferred financing costs decreased by $169,094 or 67% to $84,976 during the three months ending June 30, 1998, from $254,070 during the three months ending June 30, 1997. This decrease resulted from the bulk sale of notes receivable during the three months ending June 30, 1997, which accelerated the amortization of loan origination fees associated with the loans sold, and a decrease in the asset balance of deferred financing costs relative to the Company's total Senior Debt outstanding. On June 30, 1998 and June 30, 1997 deferred financing costs as a percentage of Senior Debt outstanding was 1.31% and 1.45%, respectively.

         Depreciation expense increased by $2,740 or 17%, to $18,412 during the three months ending June 30, 1998, from $15,672 during the three months ending June 30, 1997. This increase resulted from the purchase buy the Company of computer equipment, and a new accounting software package.

     Operating income decreased by $1,686,157 or 117%, to a loss of $244,256 during the three months ending June 30, 1998 from a gain of $1,441,701 during the three months ending June 30, 1997.

         During the three months ending June 30, 1998 there was no provision for income taxes due to the operating loss compared to a provision for income taxes of $722,765 during the three months ending June 30, 1997.

     Net income decreased by $963,392 to a loss of $244,456 during the three months ending June 30, 1998 from a gain of $718,936 during the three months ending June 30, 1997.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997.

         Total revenue, which is comprised of interest income, purchase discount earned, gains recognized on the bulk sale of notes, gain on sale of notes originated, gain on sale of OREO, rental income and other income decreased by $1,168,236 or 15%, to $6,866,304 during the six months ended June 30, 1998, from $8,034,540 during the six months ended June 30, 1997. Total revenue (excluding gain on bulk sales of loans, OREO, and sale of originated loans) during the three months ended June 30, 1998 as a percentage of notes receivable, net of allowance for loan losses and joint venture participation as of June 30,1998 was 12.8% as compared with 12.4% for the three months ended June 30, 1997.

         Interest income on notes receivable increased by $130,480 or 4%, to $3,291,028 during the six months ended June 30, 1998 from $3,160,548 during the six months ended June 30, 1997. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received or committed to with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from the acquisition of approximately $7.6 million of performing loans with a weighted average interest rate 13%, which was only partially offset by the decrease in settlements of non-performing accounts with accrued interest during the six months ending June 30, 1998.

         Purchase discount earned decreased by $746,946 or 24%, to $2,347,885 during the six months ended June 30, 1998 from $3,094,831 during the six months ended June 30, 1997. This decrease reflected the Company's implementation beginning in 1996 of a policy of selling re-performing loans (which sales result in purchase discount which would otherwise be earned in subsequent periods being in part accelerated as gain on sale of loans and in part loss to the purchaser), a maturing of the Company's portfolio, and an increase of $2.3 million in face of loans foreclosed, which reduces purchase discount available to be earned.


         Gain on bulk sale of notes receivable decreased by $973,337 to $0 during the six months ended June 30, 1998, from $973,337 during the six months ended 1997. This decreased reflected the timing of bulk sales of notes during the six months ended June 30, 1997. There were three bulks sales during the six months ended June 30, 1997, and none during the six months ending June 30,1998.

         Gain on sale of notes originated by Tribeca was $548,282 during the six months ending June 30, 1998, as compared with no such gain during the six months ending June 30, 1997. This increase reflected Tribeca's initiation of its activities in September 1997, which resulted in sales of notes in the secondary market at a premium during 1998.

         Gain on sale of OREO decreased by $833,114 to a loss of $149,675 during the six months ending June 30, 1998, from a gain of $683,439 during the six months ended June 30, 1997. This decrease resulted primarily from the continued liquidation during the six months ending June 30, 1998, of a substantial number of the longest-held OREO properties in the Company's portfolio. The Company believes that such properties were characterized by carrying costs higher than those typical for properties in the Company's portfolio as a result of their having been financed with Senior Debt incurred prior to various reductions in the interest rates paid by the Company for new Senior Debt, their higher incidence of defects in title, their higher rehabilitation costs and their more remote locations than properties generally in the Company's portfolio. As a result, the Company believes that its disposition of such properties, while at a loss, will be beneficial to the Company's long-term profitability.

          Rental income increased to $410,364 during the six months ending June 30, 1998, as compared with immaterial rental income during the six months ending June 30, 1997. This increase reflected an increase in the number of properties in the Company's portfolio for which the Company currently believes that renting produces a greater return than selling, at the present time and therefore holds for rental.

         Other income increased by $296,034 or 242%, to $418,420 during the six months ended June 30, 1998 from $122,386 during the six months ending June 30, 1997. This increase resulted primarily from an increase in various loan fees (credit, appraisal, application fees) associated with Tribeca Lending Loan Originations, during the six months ended June 30, 1998 from $0, during the six months ended June 30, 1997. This increase resulted primarily from the recovery through PMI (Private Mortgage Insurance) of the amount in receipt of a deficiency balance on certain notes, and receipt of late fees in connection with a settlement of a single large note, and from various loan fees such as credit report, appraisal and application fees associated with Tribeca's originations and a settlement payment on the Miramar Litigation(See-Legal Miramar Litigation) during the six months ended June 30, 1998.


         Total operating expenses increased by $1,389,952 or 20%, to $8,170,208 during the six months ended June 30, 1998, from $6,780,256 during the six months ended June 30, 1997.

         Interest expense increased by $435,740 or 11%, to $4,559,544 during the six months ending June 30, 1998 from $4,123,804 during the six months ended June 30, 1997. This increase resulted primarily from increased warehouse borrowing to fund Tribeca's loan originations, increases reflecting Senior Debt associated with the acquisition of notes receivable. Tribeca's interest expense was $177,913 to $177,913 for the six months ended June 30, 1998. Total debt increased by $9,366,965 or 10.2%, to $ 101,348,492 as of June 30, 1998, as
compared with $ 91,981,527 as of June 30, 1997.

         Collection, general and administrative expenses increased by $1,212,183 or 56%, to $3,392,713 during the six months ending June 30, 1998 from $2,180,530 during the six months ended June 30, 1997.

         Personnel expenses increased by $736,482 or 113%, to $1,389,851 during the six months ended June 30, 1998 from $653,369 during the six months ending June 30, 1997. The staffing of Tribeca accounted for $566,136 of the increase, and the remainder reflected increases in staffing and the experience level of personnel in the Company's core business. OREO related expenses increased by $541,890 or 309%, to $717,391 from $175,501 during the six months ended June 30, 1997. This increase is primarily due to the increase in the Company's rental portfolio related expenses, and the initial cost associated with newly foreclosed assets for the six months ending June 30, 1998. Litigation expenses decreased by $201,818 or 35%, to $377,791 during the six months ending June 30, 1998, from $579,609 during the six months ending June 30, 1997. This decrease reflected an increase in the negotiated settlements of the Company's collection actions, which it believes is related to the generally higher value of the collateral securing the Company's newer notes receivable and the resulting increased incentive for borrowers to avert foreclosure. All other collection expenses increased by $135,628 or 18% during the six months ended June 30, 1998 to $907,680 from $772,052 during the six months ended June 30, 1997. This increase reflected the increase size of the Company's portfolio of notes receivable.

     Provisions for loan losses decreased by $72,462 or 70%, to $31,391during the six months ending June 30, 1998 from $103,853 during the six months ending June 30, 1997.
         Service fees decreased by $31,395 or 100%, to $0 during the six months ending June 30, 1998 from $31,395 during the six months ending June 30, 1997. This decrease resulted from the elimination of service fees charged by its Senior Debt Lender effective March 1997. See "General- Cost of Funds."

         Amortization of deferred financing costs decreased by $171,567 or 55%, to $137,762 during the six months ending June 30, 1998 from $309,329 during the six months ending June 30, 1997. This decrease resulted from the bulk sale of notes receivable, during the six months ending June 30, 1997, which accelerated the amortization of loan origination fees associated with the loans sold, and a decrease in the asset balance of deferred financing costs relative to the Company's total Senior Debt outstanding.

         Depreciation expense increased by $17,454 or 56%, to $48,798 during six months ending June 30, 1998, from $31,344 during the six months ending June 30, 1997. This increase resulted from the purchase of new computer equipment, and a new accounting software package.

     Operating income decreased by $2,558,188 or 204%, to a loss of $1,303,904 during the six months ending June 30, 1998 from a gain of $1,254,284 during the six months ending June 30, 1997.

         During the six months ending June 30, 1998, there was no provision for income taxes due to the operating loss compared to a provision for income taxes of $722,765 during the six months ending June 30, 1997.

     Net income decreased by $1,835,423 to a loss of $1,303,904 during the six months ending June 30, 1998 from a gain of $531,519 during the six months ending June 30, 1997.



Liquidity and Capital Resources

          General. During the six months ended June 30, 1998 the Company purchased 1,302 loans in five portfolios with an aggregate face value of $24,321,293 at an aggregate purchase price of $20,127,336 or 83% of face value and OREO properties of $235,182. During the six months ended June 30, 1997 the Company purchased six portfolios with an aggregate face value of $33,365,660 at an aggregate purchase price of $17,820,766 or 53% of aggregate face value, and $2,041,230 in OREO properties. This increase, measured by purchase price, reflected the increase in competitiveness of the Company's bids resulting from the reduction in its cost of funds relative to the prime rate and the increase in bidding opportunities associated with the Company's beginning to purchase performing loans and well as non-conforming and sub-performing loans. The increase in purchase price as a percentage of face value of the loans purchased reflected the increased quality of the loans purchased.

         The Company's portfolio of notes receivable at June 30, 1998 had a face value of $125,942,126 and included net notes receivable of approximately $84,724,413, as compared with a face value of $129,692,730 and net notes receivable of approximately $78,027,509 as of June 30, 1997. Net notes receivable are stated at the amount of unpaid principal, net of by purchase discount, an allowance for loan losses, and joint venture participation. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or where deemed to be economically advantageous, sale.

         During the six months ended June 30, 1998, the Company used cash in the amount of $8,601,511 in its operating activities primarily for interest expense, overhead associated with the ramp-up of Tribeca and increased infrastructure in the Company's core business, litigation expense incidental to its ordinary collection activities and for the foreclosure and improvement of OREO. The Company used $5,388,411 in its investing activities, primarily reflecting purchases of notes receivable which purchases were only partially offset by principal collections upon its notes receivable and proceeds from sales of OREO. The amount of cash used in operating and investing activities was funded by $15,090,055 of net cash provided by financing activities, including principally, a net increase in Senior Debt of $20,889,503. The above activities resulted in a net increase in cash at June 30, 1998 over December 31, 1997 of $1,100,133.

         In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at June 30, 1998 and 1997, the Company held OREO with a book value of $9,255,949 and $9,566,536, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or fair market value based on third party appraisals and broker price opinions at the time of acquisition or foreclosure. There can be no assurance however, that such amount would actually be realized upon liquidation of such OREO. The Company generally holds OREO as rental property or sells in the ordinary course of business when it is economically beneficial to do so.

         Tribeca Operating Loss. During the six months ending June 30, 1998 Tribeca incurred an operating loss of $475,782. This loss stemmed from substantial start-up costs and an increase in operating expenses was associated with the ramp-up of the new business and the lag time which may be expected before the related revenues begin to be realized. The Company funded the start-up of Tribeca with $1.1 million of proceeds from the refinancing of two loan portfolios through its Senior Debt Lender. Additionally, such lender has provided Tribeca with a warehouse line of credit of $4.5 to fund loan originations, which accrues interest at prime plus 2%. The Company has secured an additional warehouse line of credit for Tribeca's use of $7.0 million from an other lending institutions, which accrues interest at Libor plus 2.5%, additionally on August 19, 1998, Tribeca received a commitment for an additional warehouse line of credit in the amount of $5.0 million which accrue interest at prime plus 2%. Tribeca began originating mortgages on September 1, 1997 and has not yet achieved profitability. Management believes that in order to achieve profitability, Tribeca will be required to continue to increase its access to credit, its originations and its volume of bulk sales of loans. There can be no assurances that Tribeca will earn a profit in the future.

         Private Placement. Management is currently seeking to increase the warehouse lines of credit available to Tribeca to fund loan originations. In order to obtain additional equity capital to support such increase, the Company has arranged for the sale in a private placement of $500,000 of its equity securities. Substantially all of such amounts have been deposited with the Company and the offering is currently expected to be closed during the third quarter of 1998.

Cash Flow

         Substantially all of the assets of the Company are invested in its portfolios of notes receivable and OREO. Primary sources of the Company's cash flow for operating and investing activities are collections on notes receivable and gain on sale notes and OREO properties.

         At June 30, 1998, the Company had unrestricted cash, cash equivalents and marketable securities of $3,884,053. A portion of the Company's available funds may be applied to fund acquisitions of companies or assets of companies in complementary or related fields. Although the Company from time to time engages in discussions and negotiations, it currently has no agreements with respect to any particular acquisition. This may cause the Company to incur additional capital expenditures, outside the acquisitions of additional notes receivable.

         Management believes that sufficient cash flow from the collection of notes receivable will be available to repay the Company's secured obligations, and that sufficient additional cash flows will exist through collections of notes receivable, the bulk sale of performing loan portfolios, sales and rental of OREO, continued modifications to the secured debt credit agreements or additional borrowing, to repay the current liabilities arising from operations and to repay the long term indebtedness of the Company.

Financing Activities

     Senior Debt. As of June 30, 1998, the Company owed an aggregate of $96,597,286 to the Lender of Senior Debt, under 40 loans.

         The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which it was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collections during the preceding month under the notes receivable securing the Senior Debt. The Senior Debt accrues interest at variable rates ranging from the prime rate to prime plus 1.75%. The accelerated payment provisions of the Senior Debt are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a further amount to be applied toward additional principal reduction from available cash after scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the minimum scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow, which is available to the Company.

         Certain of the Senior Debt credit agreements require establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The restricted cash is maintained in an interest bearing accounts held by the Company's Senior Debt Lender. Restricted cash may be accessed by the Senior Debt Lender only upon the Company's failure to meet the minimum monthly payment due if collections from notes receivable securing the loan are insufficient to satisfy the installment due. Historically, the Company has not called upon these reserves. The aggregate balance of restricted cash in such accounts was $1,034,890 and $966,103 on June 30, 1998 and June 30, 1997, respectively.

         Total Senior Debt availability was approximately $125.0 million at June 30, 1998, of which approximately $96.6 million had been drawn down as of such date. Additionally the Senior Debt Lender has verbally informed the Company that it will not deem approximately $10.0 million of Senior Debt that it had syndicated to other banks as of such date as outstanding for purposes of determining availability under of Senior Debt. As a result, the Company has approximately $38.4 million available to purchase additional portfolios of notes receivable and OREO.

         12% Debentures. In connection with the acquisition of a loan portfolio during 1994, the Company sold to investors $750,000 of subordinated debentures ("12% Debentures"). As of June 30, 1998 and December 31, 1997, $264,375 and $352,500, respectively, of these debentures were outstanding. The 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is payable over four years in sixteen equal installments of $44,062 that commenced March 31, 1996. The 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering such notes receivable.

         Harrison First Corporation 12% Debentures. In connection with the acquisition of a loan portfolio during 1995, the Company sold to investors $555,000 of subordinated debentures. As of June 30, 1998 and December 31, 1997, $466,200 and $510,600, respectively, of these debentures were outstanding. The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is payable over three years in ten equal quarterly installments of $22,200 which payments commenced on September 30, 1997 with the remaining balloon payment of $333,000 due June 30, 2000. The Harrison 1st 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering such notes receivable.

OREO Line of Credit. The Company has a line of credit with the Senior Debt Lender permitting it to borrow a maximum of approximately $1,500,000 at a rate equal to such lender's prime rate plus two percent per annum. Principal repayment of cash advance under the line is due six months from the date of such cash advance and interest is payable monthly. The total amounts outstanding under the lines of credit as of June 30, 1998 and December 31, 1997, were $592,977 and $583,916, respectively. Advances made under the line of credit were used to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding lines of credit and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company which the Company may be required to hold as rental property to maximize its return.

Warehouse Lines-of Credit

As of June 30, 1998 the Company maintains warehouse lines of credit with two financial institutions. Up to $11.5 million of funds, secured by owned mortgages held for sale, are available to be advanced to the Company. See`General- Tribeca loss'.













































                            Part II Other Information
0
Item 1.  Legal Proceedings
         Asset Purchase Agreement Dispute. On August 19, 1997 the Company commenced a civil action in the United States District Court for the Southern District of New York against Preferred Credit Corporation ("PCC") alleging fraud, breach of contract, and unjust enrichment in connection with the purchase by the Company of $3.7 million in face value of notes receivable from ("PCC") for $1.8 million. The Company is seeking recision of the asset purchase agreement or damages incurred concerning the purchase.

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

         PCC filed a motion to dismiss in FCMC's Amended Complaint on November 12, 1997 and FCMC responded to the motion to dismiss on December 9, 1997. On May 8, 1998, the United States District Court dismissed FCMC's Amended Complaint, with leave to file an amended complaint. On June 5, 1998, FCMC filed its second Amended Complaint alleging claims based on fraud and breach of contract. On July 24, 1998, Defendants moved to dismiss the Second Amended Complaint. The Defendants' Motion to Dismiss the Second Amended Complaint has been fully briefed and is currently pending before the Court for disposition.

         Letter Agreement Dispute. On November 17, 1997 K Mortgage Corporation ("K") filed a civil action in the United States District Court for the Southern District Court of New York against the Company, Tribeca and Thomas J. Axon alleging breach of contract, fraud, and unjust enrichment in connection with a May 9, 1997 letter agreement (the "Letter Agreement") pursuant to which Tribeca was to purchase certain assets of K, retain three principles of K as paid consultants and employ a fourth, Jim Ragan ("Ragan"). In the suit K seeks to recover for damages of $10 million for the alleged failure of the Company to make certain payments to third parties, provide Ragan with an employment agreement and provide the three other principals of with consulting contracts pursuant to the terms of the Letter Agreement.

         On December 22, 1997 the Company filed an answer and counterclaim vigorously denying the allegations of the complaint and alleging fraud and breach of contract against K and Ragan, and breach of fiduciary duty against Ragan. In its counterclaim the Company seeks to recover damages of $1,000,000 for what it believes to have been Ragan's unjustified unilateral termination of his employment in violation of the Letter Agreement. The Company intends to vigorously assert its claims, defend itself against K's claims, and does not at this time believe that the suit will have a material adverse impaction on its operations or financial condition. The Court has directed all parties to proceed with mediation, which is currently scheduled for the fall of 1998.

         Legal Fee Dispute. On October 28, 1997 Rosen, Dainow & Jacobs ("Rosen") filed a civil action against the Company in the Supreme Court of the State of New York, County of New York alleging failure by the Company to pay fees due Rosen in connection with certain matters in which it represented the Company ("Trademark Dispute") and seeking $145,000 in damages. Rosen was dismissed by the Company, as counsel in such matters after it was disbanded and the Company's lead attorney in the Trademark Dispute joined a firm that was representing the Company's deputant in the Trademark Dispute. The Company plans to vigorously defend itself in this matter and does not currently believe that the outcome will have a material impact on its operations or financial condition.

         Miramar Litigation. Since in July, 1991, the Company has been a plaintiff in various actions ("Miramar Litigation") and party to settlements, with the former directors and officers of Miramar Resources, Inc. ("Miramar"), a company which the Company merged with in 1994, based upon allegations relating to certain pre-merger events. Information regarding such settlement and the legal status of the Company's collection efforts in respect of such settlements is incorporated herein by reference to "Item 3. Legal Proceedings" included in the Company's Annual Reports on Form 10-KSB for the year ended December 31, 1994, 1996, and 1997.

Item 2.  Changes in Securities
                  None

Item 3.  Defaults Upon Senior Securities
                  None

Item 4.  Submission of Maters to a Vote of Security Holders

     On June 3, 1998 at the Company's annual meeting the shareholders voted to reelect the following persons as Directors to the Company expiring upon the election and qualification of their successors at the annual meeting of the Company in the year 2001, and to ratify the appointment of Deloitte & Touche LLP as the Company's independent public auditors for the fiscal year ending December 31,1998.

Director              For      Against   Not Voting    Total

Joseph Bartfield   4,392,101    2,180    1,117,014   5,511,295

Joseph Caiazzo     4,392,101    2,180    1,117,014   5,511,295

Robert M. Chiste   4,392,101    2,180    1,117,014   5,511,295


Independent Public Auditors   For    Against   Abstain   Not Voting     Total

Deloitte & Touche LLP     4,391,676    210       3,510   1,158,879    5,511,295



Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on form 8-K

                         None
(a)                               EXHIBIT TABLE
       Exhibit No.  Description
       3(a)         Restated  Certificate  of  Incorporation. Previously  filed with, and incorporated herein by reference to,the Company's
                    10-KSB,  filed with the  Commission on December 31 1994 and
                    as  amended  by  the  Company's   10-KSB,  filed  with  the
                    Commission on May 14, 1998.
       (b)          Bylaws  of  the   Company.   Previously  filed  with,   and
                    incorporated   herein  by   reference  to,  the   Company's
                    Registration Statement on Form S-4, No.33-81948, filed with the Commission on November 24, 1994.
       4(a)         15% Convertible  Subordinate  Debentures. Previously  filed with, and incorporated herein by referenceto, the Company's
                    Registration Statement on Form S-4, No.33-81948, filed with the Commission on November 24, 1994.
       (b)          Warrants  associated  with  principal repayment  of the 15%
                    Convertible Subordinated Debentures. Previously filed with, and  incorporated  herein by  reference to,  the  Company's
                    Registration Statement on Form S-4, No.33-81948, filed with the Commission on November 24, 1994.
       10(d)        Employment  Agreement,  dated December 4, 1996, between the
                    Company  and  Joseph  Caiazzo.  Previously  filed  with and incorporated  herein by  reference  to, the  Company's Form
                    10K-SB, filed with the Commission on March 31, 1997.
       10(e)        Agreement  dated  March 29,  1997  between the  Company and
                    Citizens Banking Company.
       11           Computation of earnings per share.  Filed here with.
       21           Listing of subsidiaries.  Filed here with.
(b) No reports on Form 8-K were filed during the first quarter of 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 3, 1998                 FRANKLIN CREDIT MANAGEMENT
                                   CORPORATION


                                  By:      THOMAS J. AXON
                                 Thomas J. Axon
                                  President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                          Date

THOMAS J. AXON          President, Chief Executive Officer   September 3, 1998
---------------         and Director                         -----------------
Thomas J. Axon
(Principal executive officer)


FRANK B. EVANS, Jr.       Vice President, Treasurer          September 3, 1998
-------------------                                          -----------------
Frank B. Evans, Jr.     Chief Financial Officer and Director
Secretary (Principal financial and accounting officer)


JOSEPH CAIAZZO          Vice President, Chief Operating       September 3, 1998
--------------                                                -----------------
Joseph Caiazzo          Officer and Director

Exhibit 11.

Computation of earnings per share second quarter 1998.
                              No. of shares Weight

 09/30/97 Common stock         5,516,527
                               ---------     25%     1,379,132
                               5,516,527

 12/31/97  Common stock        5,516,527
                               ---------     25%     1,379,132
                               5,516,527


 03/31/98  Common stock        5,516,527
                               ---------     25%     1,379,132
                               5,516,527

 06/30/98  Common stock        5,516,527
                               ---------     25%     1,379,132
                               5,516,527

    Weighted average number of shares                 5,516,527

Earnings per Common share:
              Net Income        $(1,303,904)             (0.22)