Form 10QSB
period 1998-09-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 1998-11-16
CIK 831246

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the quarterly period ended September 30, 1998

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

As of November 16, 1998 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding.

                     FRANKLIN CREDIT MANAGEMENT CORPORATION


                                  FORM 10-QSB

                               September 30,1998


                                C O N T E N T S


PART I. FINANCIAL INFORMATION                                          Page

Item 1. Financial Statements

Consolidated Balance Sheets September 30, 1998 (unaudited) and
December 31, 1997                                                           3

Consolidated Statements of Income (unaudited) for the three months and nine
months ended September 30, 1998 and 1997                                    4

Consolidated Statements of Stockholders' Equity September 30,
1998 (unaudited)                                                            5

Consolidated Statements of Cash Flows (unaudited) for the nine months ended
September 30, 1998 and 1997                                                 6

Notes to consolidated Financial Statements                               7-10


Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                   11-21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                               22-23

Item 2. Changes in Securities                                              24

Item 3. Defaults Upon Senior Securities                                    24

Item 4. Submission of Matters to a Vote of Security Holders                24

Item 5. Other Information                                                  24

Item 6. Exhibits and Reports on Form 8-K                                24-25

SIGNATURES                                                                 26


CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
-----------------------------------------------------------------------------

                                  30-Sept-98                 31-Dec-97
                              --------------------       ------------------
ASSETS
CASH AND CASH EQUIVALENTS      $   3,969,155             $  2,783,920
RESTRICTED CASH                    1,049,890                  990,466

NOTES RECEIVABLE:
     Principal                   151,129,392              115,965,158
     Joint venture partici         (301,158)                (321,460)
     Purchase discount          (18,979,309)             (16,175,518)
     Allowance for loan losses  (24,128,049)             (27,424,641)
                          --------------------       ------------------
         Net notes receivable   107,720,876               72,043,539

LOANS HELD FOR SALE               4,591,258                3,702,723
ACCRUED INTEREST RECEIVABLE       1,763,084                  929,908
OTHER REAL ESTATE OWNED           9,281,927               11,806,473
OTHER RECEIVABLES                 6,993,979                  695,471
DEFERRED TAX ASSET                2,036,774                1,479,939
OTHER ASSETS                      2,018,516                  735,075
BUILDING, FURNITURE& FIX- Net       669,230                  729,285
DEFERRED FINANCING COSTS          1,542,298                1,161,437
                          --------------------       ------------------

TOTAL ASSETS                   $141,636,987            $  97,058,236
                          ====================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
ACCOUNTS PAY& ACCR EXP            3,379,130                2,938,340
LINES OF CREDIT                   4,966,186                1,376,403
NOTES PAYABLE                   127,082,293               83,643,550
203(K) REHAB ESCROWS PAYABLE        101,286                2,828,239
SUBORDINATED DEBENTURES             664,312                  863,100
NOTES PAYABLE, AFFILIATES AND STKHO 405,913                  311,484
DEFERRED TAX LIABILITY            2,116,833                1,559,998
                            --------------------       ------------------
TOTAL LIABILITIES               138,715,954               93,521,114
                           --------------------       ------------------



STOCKHOLDERS' EQUITY
Common Stock, $.01 par value,
10,000,000  authorized  shares;
issued and outstanding 1998 and 1997:
5,916,527, and 5,516,527 respectively  59,167                   55,167
Additional paid-in capital          6,985,968                6,489,968
Accumulated deficit                (4,124,102)              (3,008,013)
                               --------------------       ------------------
   Total stockholders' equity       2,921,033                3,537,122
                               --------------------       ------------------

TOTAL LIABIL AND STKHRS EQUITY  $  141,636,987            $  97,058,236
                               ====================       ==================

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
----------------------------------------------------------------------------
                         Nine Months Ended        Three Months Ended
                     30-Sept-98    30-Sept-97     30-Sept-98      30-Sept-97
                      ---------    -----------     ----------     ----------
REVENUES:
    Interest Income   5,726,498   4,666,408       2,435,470        1,505,860
    Pur disc earned   3,373,408   5,293,710       1,025,523        2,198,879
    Gain on sale        815,503   1,402,687         815,503          429,352
    Gain on sale orig   709,699           0         161,417                0
    Gain on sale of REO   5,222     734,650         154,897           51,211
    Rental Income       583,062           0         172,698                0
    Other               636,787     533,020         218,367          410,634
                    ------------ -----------  ---------------  ---------------
                     11,850,179  12,630,475       4,983,875        4,595,936
                   ------------ ------------   -------------    ---------------

OPERATING EXPENSES:
    Int expense      7,207,323    6,209,639       2,647,779        2,085,835
    Coll, Gen&Admin  5,401,817    3,746,062       2,009,105        1,565,531
    Prov for ln loss    54,827       86,915          23,436         (16,938)
    Bank sv fees             0       31,395               0                0
    Amort of finan cst 223,541      435,337          85,779          126,007
    Depreciation        78,758       47,266          29,960           15,922
                  ------------  -------------   -----------       -----------
                    12,966,266   10,556,614      4,796,059         3,776,357
                  ------------   -----------    -----------      ------------

    OPER INC(LOSS) (1,116,089)    2,073,861        187,815           819,579
                 -------------  ------------   ------------     ---------------

    Special Charge              (1,500,000)                       (1,500,000)


(LOSS)INC BPFIT   (1,116,089)       573,861        187,815          (680,421)

               --------------- ------------     -----------    --------------
BEN(PRO)FOR INC TAXES      0         41,765              0           (764,530)
              --------------- -------------    ------------   ---------------

NET (LOSS) INCOME (1,116,089)       615,626        187,815             84,109
             =============    ==============  ===============   ===============

NET (LOSS) INCOME PER COMMON SHARE:
    Basic        (0.20)                0.11         0.03                0.01
    Dilutive     (0.20)                0.11         0.03                0.01
           ===============    =============== ===============   ===============
WEIGHD AVG#SHRS 5,540,637         5,823,529        5,540,637        5,823,529
 OUTSTANDING==============    =============== ===============   ===============

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SEPTEMBER  30, 1998
-------------------------------------------------------------------------------

                                           Additional        Retained
                         Common Stock       Paid-In          Earnings
                       Shares      Amount   Capital          (Deficit)   Total
------------------------------------------------------------------------------
Bal, Dec 31, 1996    1,102,077     11,022   6,534,113    (2,442,115) 4,103,020

Four-for-one Stk Div 4,414,450     44,145    (44,145)
Net Loss                                                   (565,898) (565,898)

      -------------------------------------------------------------------------
Bal Dec 31,97        5,516,527     55,167   6,489,968    (3,008,013) 3,537,122
     ==========================================================================

Net Loss                                                 (1,116,089)(1,116,089)
Common Stock          400,000       4,000     496,000                  500,000
    ===========================================================================
Bal, Sept 30, 98    5,916,527      59,167   6,985,968    (4,124,102) 2,921,033

 =============================================================================

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
-----------------------------------------------------------------------------
                                      30-Sept-98              30-Sept-97

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                   (1,116,089)                615,626
  Adj to reconcile net inc(loss) to
   Net cash prov(used) by oper act:

    Special Charge                               0              1,500,000
    Depreciation                            78,758                 47,266
    Amortization                           223,541                435,927
    Purchase discount earned            (3,373,408)            (5,293,711)
    Gain on Sale of Assets                (820,728)            (1,402,685)
    Provision for loan loss                 54,827                 86,915
    Deferred tax provision                       0              (359,892)
   (Increase) decrease in:
    Accrued interest receivable          (833,176)               222,165
    Foreclosures on real estate        (3,715,252)            (4,002,990)
    Assets held for sale                 (856,459)                      0
    Other receivables                  (6,414,526)              (220,610)
    Other current assets                 (826,344)                293,714
   Increase(decrease) in:
    Accts pay and accr exp                474,259              1,694,422
    203(k) rehabilitation escrow       (2,726,954)                     0
    Due to affiliates                     102,710                 16,400
                                     -------------          -------------
   Net cash prov (used) by oper act   (19,748,842)            (6,367,453)
                                     -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Distributions                             (0)                      0
    Additional capital contributed       500,000                       0
    Acquisition and loan fees           (692,472)              (289,277)
    Acquisition of notes receivable  (54,512,186)           (19,986,365)
    Acquisition of REO                  (271,879)
    Proceeds from sale of Notes&REO    12,415,936             7,428,649
    Foreclosures on real estate          469,025              2,127,308
    Reclass of  nts recei              2,452,472                      0
    foreclosures
    Loans originated                   (575,223)                      0
    Acquisition of furn & equip         (43,705)              (104,403)
    Participation interest              (36,951)                  6,486
    Advances to subsidiaries                  0                 877,431
    Principal coll on notes receiv   14,441,481              13,272,488
   (Increase) decr in restricted cash   (59,424)              (306,169)
                                    -------------          -------------
   Net cash prov(used)by invest act (25,912,928)             3,026,148
                                    -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on deben nts pay          (198,788)               (73,438)
    Payments on line of credit         (749,078)              (395,606)
    Proceeds from line of credit      4,365,046                533,458
    Proceeds from notes payable      56,010,353             22,803,560
    Payments on notes payable       (12,580,528)           (18,141,826)
                                   -------------          -------------
   Net cash prov(used)by finan act   46,847,005              4,726,148
                                   -------------          -------------

NET INCREASE (DECREASE) IN CASH       1,185,235              1,384,843

CASH, BEGINNING OF PERIOD             2,783,920              1,967,965

CASH, ENDED                           3,969,155              3,352,808
                                   =============          =============


1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business - Franklin Credit Management Corporation (the "Company" together with its subsidiaries), a Delaware corporation, acquires non-performing,nonconforming and sub-performing notes receivable and promissory notes from financial institutions, mortgage and finance companies and the Federal Deposit Insurance Corporation ("FDIC"). The Company services and collects such notes receivable through enforcement of terms of original note, modification of original note terms and, if necessary, foreclosure on the underlying collateral.

         In January 1997, the Company formed a new wholly owned subsidiary, to originate or purchase, non-traditional residential mortgage loans, including, but not limited to,sub-prime loans to individuals whose borrowing needs are not being served by traditional financial institutions.

         A summary of the Company's significant accounting policies follows.

         Basis of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

         Estimates -The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

         Cash and Cash Equivalents -Cash and cash equivalents include all cash accounts, with the exception of restricted cash, and money market funds. The Company maintains amounts due from banks, which at times may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

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

        Accrual of interest on notes receivable, including impaired notes receivable,is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that the timing and or the collection of interest is unpredictable. When interest accrual is discontinued, all unpaid accrued interest is reversed.Subsequent recognition of income occurs only to the extent payment is committed to or received subject to management's assessment of the collectibility of the remaining interest and principal. A non-accrual note is restored to an accrual status when it is no longer delinquentand collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time.

        Loan purchase discount is amortized to income using the interest method over the period to maturity. The interest method recognizes income by applying the effective yield on the net investment in the loans to the projected cash flows of the loans. Discounts are amortized if the projected principal payments are probable of collection and the timing of such collections is reasonably estimable.The projection of cash flows for purposes of amortizing purchase loan discount is a material estimate,which could change significantly, in the near term. Changes in the projected principal payments are accounted for as a change in estimate and the periodic amortization is prospectively adjusted over the remaining life of the loans. Should projected principal payments not exceed the carrying value of the loan the periodic amortization is suspended and either the loan is written down or an allowance for uncollectibility is recognized.

         Allowance for Loan Losses - The allowance for loan losses, a material estimate which could change significantly in the near-term, is initially established through allocation of some or all of the purchase loan discount based on the managements assessment of the portion of purchase discount some or all of which represents uncollectable principal. Subsequently, increases to the allowance are made through a provision for loan losses, which is expensed. The allowance is maintained at a level that management considers adequate to absorb potential losses in the loan portfolio.

         Management's judgment in determining the adequacy of the allowance is based on the evaluation of individual loans within the portfolio, the known and inherent risk characteristics and size of the note receivable portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. Notes receivables, ncluding impaired notes receivable, are charged against the allowance for loan losses when management believes thatthe collectibility of principal is unlikely based on a note-by-note review. Any subsequent recoveries are credited to the allowance for loan losses when received.In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, when considered necessary.

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

         Other Real Estate Owned - Other real estate owned consists of properties acquired through or in lieu of, foreclosure acquisitions or other proceedings.These properties are held for sale or rented and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value, less cost to sell, at the time of acquisition is charged to the allowance for loan losses. Subsequent write-downs are charged to operations based upon management's continuing assessment of the fair value of the underlying collateral. Other real estate owned is evaluated regularly to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce thecarrying amount to fair value less estimated cost to dispose.Revenue and expenses from the operation of other real estate owned and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs relating to holding the property are expensed. Gains or losses are included in operations upon disposal.

         Building, Furniture and Fixtures -Building, furniture and fixtures are recorded at cost net of accumulated depreciation. epreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred.

         Deferred Financing Costs - Debt financing costs, which include loan origination fees incurred by the Company in connection with obtaining financing are deferred and are amortized based on the principal reduction of the related loan.

         Mortgage Servicing Rights -The Company allocates the total cost of the mortgage loans purchased or originated, proportionately, to the mortgage servicing rights and the loans based on the relative fair value. he servicing rights capitalized are amortized in proportion to and over the period of, estimated net servicing income including prepayment assumptions based upon the characteristics of the underlying loans Capitalized servicing rights are periodically assessed for impairment based on the fair valueof the rights with any impairment recognized through a valuation allowance.

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

         Earnings Per Common Share- In February 1997, the Financial Accounting Standards Board ("FASB" issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"), which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures and the restatementof all prior period earnings per share data presented. SFAS No. 128 also requires a reconciliation of the numerator and denominator of Basic EPS and Diluted EPS computation.

         Fair Value of Financial Instruments -Statement of Financial Accounting Standards No. 107, Disclosures AboutFair Value of Financial Instruments ("SFAS No.107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value In cases where quoted market prices are not available, fair values are based on estimates using present value or other
valuation techniques.   Such  estimates  are significantly   affected  by  the
assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

         The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

      a. Cash, Restricted Cash, Accrued Interest Receivable, Other Receivable and Accrued Interest Payable - The carrying values reported in the balance sheet are a reasonable estimate of fair value.

      b. Notes Receivable - Fair value of the net note receivable port-folio is estimated by discounting the future cash flows using the interest method. The carrying amounts of the notes receivable appro-ximate fair value.

      c. Short-Term Borrowings - The carrying amounts of the line of credit and other short-term borrowings approximate their fair value.

      d. Long-Term Debt - Fair value of the Company's long-term debt (including notes payable,subordinated debentures and notes payable, affiliate)is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts reported in the balance sheet approximate their fair value.

         Recent Accounting Pronouncements - FASB has issued several new accounting pronouncements, Including Statement No. 130, Reporting Comprehensive Income ("SFAS No. 130"), which establishes standards for reporting and displaying of comprehensive income and its components and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about products and services, geographic areas, and major customers.The two standards were adopted for the Company's 1998 financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Forward-Looking Statements. When used in this report, press releases and elsewhere by the Company from time to time, the words "believes", "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this Quarterly Report on Form 10-QSB generally may be deemed forward-looking statements that involve a number of risks and uncertainties.Among the factors that could cause actual results to differ materially are the following: general economic and business conditions, interest rates fluctuations, changes in the level of growth in the finance and housing markets, the availability for purchases of additional loans,the success of the Company'sorigination subsidiary in timely selling its loans at a premium in the secondary market, the status of relations between the Company and its primary sources for loan purchases, the status of relations between the Company and its primary source of senior financing ("Senior Debt Lender") and the availability of short and long term financing generally, unanticipated difficulties in collections under loans in the Company's portfolio or new loans purchased by the Company, accounting and regulatory changes, and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Loan and OREO Acquisitions. During the nine months ended September 30, 1998, the Company purchased 3,325 loans and OREO properties in nine portfolios with an aggregate face value of $63,217,808 at an acquisition price of $54,247,481 or 85% of face value and OREO properties of$235,182, included in the purchases were two portfolios consisting of $29,391,018 face value of performing loans which were acquired from a single seller. During the nine months ended September 30, 1997, the Company purchased loans in nine portfolios with an aggregate face value of $35,365,660 at an aggregate purchase price of $17,503,609 or 49.5% of face value, and $3,911,840 in OREO properties. Acquisition of these portfolios was funded through senior financing ("Senior Debt") in the amount equal to the purchase price plus a 1% loan origination fee. See "Liquidity and Capital Resources- Financing Activities- Senior Debt."

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

         In May 1997,the Company purchased a portfolio of $3.7 million in face value of notes receivable from Preferred Credit Corp ("PCC") for $1.8 million. Although the Company conducted its own review of each loan file, it hascome to believe since the closing of the acquisition, that certain information was intentionally omitted or removed from such files or kept in another repository of files which were not made available to theCompany and that PCC intentionally and materially misrepresented the status and quality of the notes receivable included in the portfolio. Although, its estimate will be refined if necessary, as the purchased portfolio isseasoned, the Company currently believes that as much as approximately 90% of the face value of the portfolio may be uncollectable, due to debtor bankruptcies, in certain instances prior to the execution of the Asset Purchase Agreement, or senior credit foreclosures of the underlying collateral. he Company recorded during 1997 a Special Charge of $1.5 million reflecting its estimate of the uncollectable portion of the purchase price of such portfolio.

         The Company has initiated a suit and is seeking recision of the asset purchase agreement and or damages incurred in connection with the purchase. The Company's litigation counsel has advised the Company that it believes the Company has a substantial probability of prevailing in such suit. See "Part II-Item 1. Legal Proceedings".

         In the ordinary course of business, the Company acquires properties from portfolio acquisitions r and foreclosures. Such properties are classified as OREO and are evaluated regularly to ensure that recorded amounts are supported by current fair market values.

         Management intends to continue to expand the Company's earning asset base through the acquisitionof additional portfolios including performing first and second mortgages at a positive interest rate spread based upon the Companys cost of funds, non-performing real estate secured loans and OREO properties.The Company believes that its current infrastructure is adequate to service additional loans without any material increases in collection, general and administrative expenses excluding personnel. There can be no assurance the Company will be able to acquire any additional loans or that it may do so on favorable terms. While management believes that the acquisition of additional loan portfolios would be beneficial, management does not believe that current operations would be materially impacted if no additional loan portfolios were acquired during 1998.

         Tribeca Lending Corporation. The Company, through its wholly owned subsidiary Tribeca Lending Corporation ("Tribeca"), provides first and second mortgages to a target market of sub-prime borrowers. This market includes borrowers who do not meet conventional underwriting criteria.Tribeca focuses on developing an array of niche products such as high LTV, non-conforming, rehabilitation, and second mortgages. oans are originated through a network of affiliates, including mortgage brokers,banks, and through a retail sales force. The majority of loans originated are ultimately expected to be sold by in the secondary market. Tribeca processes, underwrites, and closes loans in its name, or in some circumstances in a correspondent's name, in which case, the loan is purchased immediately after closing by the Company.

         During the three months ended September 30, 1998, Tribeca originated $5,082,758 in mortgages, which compared with no originations during the three months ended September 30, 1997, when Tribeca was in the organizational stage.

       Tribeca Originations for the three months ended September 30, 1998

------------------ ------------------------ ------------------------ ---------
              FHA      1st Lien              2nd Lien                 Total
------------------ ------------------------ ------------------------ ---------
------------------ ------------------------ ------------------------ ----------
 Face Value  $ 0       $4,114,282            $968,476                $5,082,758
------------------ ------------------------ ------------------------ ----------
------------------ ------------------------ ------------------------ ----------
     Loans     0          39                     31                   70
------------------ ------------------------ ------------------------ ---------

         During the three months, ended September 30, 1998 Tribeca incurred an operating loss of $427,132. This loss reflected expenses in excess of revenue associated in the start-up of the new business, which are expected to result in corresponding revenues in future periods. From inception through September 30,1998, Tribeca originated approximately $19.6 million face value of loans of which $15.0 million were sold to investors, either in bulk sales or by individual loan sales and the remaining $4.6 million face value of loans are held for sale. Revenues related to such loans, other than periodic interest payments and fee income are realized upon sale of such loans.

         A substantial portion of Tribeca's costs related to the staffing andsetting up of its New York operations and processing center and several regional sales offices. Management believes that Tribeca's current infrastructure is sufficient to support substantially increased originations. Tribeca is currently seeking to increase its available lines of credit in order to facilitate such increased originations. Tribeca has and expects to continue to accumulate newly originated loans for periodic sales in bulk, which bulk sales it believes, result in receipt of a larger purchase premium than would be available in sales of single loans. As a result, the amount of credit drawn down and that remaining available to Tribeca may vary considerably from time to time based upon the timing of bulk loan sales. These variations may decrease as the amount of credit available, the volume of originations and the frequency of bulk sales conducted by Tribeca increase over time.

Cost of Funds. The increase in the prime rate from 8.25% to 8.50%, on March 26,1997, increased the benchmark rate for the interest on Senior Debt used to fund loan portfolio acquisitions, thereby decreasing net income during the applicability of such rate. As of September 30, 1998, the Company had 44 loans outstanding to its Senior during the Debt Lender with an aggregate principal balance of $127,082,293 of which $47,711,823 million accrues interest at a rate of 1.75% over prime (10% at November 5, 1998) and $79,370,470 million of which accrues interest at prime, (8.25% at November16,1998).Additionally the Company has lines of credit, which had an outstanding balance of $513,812 at September 30, 1998 which was used to make advances to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company.

Tribeca has two warehouse lines of credit which had an outstanding balance of $3,486,514 and $959,881 these lines accrue interest at LIBOR plus 3% and prime plus 2% respectfully. These warehouse lines of credit are drawn upon to fund Tribeca's loan originations.

The majority of the loans purchased or originated by the Company bear interest at a fixed rate; consequently, there is little corresponding change in interest income due to changes in market interest rate conditions. The weighted average interest rate on the Senior Debt as of September 30, 1998 and December 31, 1997 was 9.11% and 9.56%, respectively. The Company (including Tribeca Lending) has a 12% weighted average interest rate on it's performing portfolio, for the period ended September 30,1998,as compared to a weighted average interest rate on Senior Debt of 9.11%, for a 2.9% positive interest rate spread. Management believes that any future increases in the prime rate will negatively impact the net income of the Company while decreases may be expected to positively impact such net income.

During a portion of 1997, the Company incurred additional financing costs in the form of service fees and loan commitment fees. The service fees were calculated as a percentage of gross collections on four specific portfolio while loan commitment fees were points based upon origination of Senior Debt.In March 1997, such ongoing service fees payable were replaced with a 1% exit fee applicable only to outstanding Senior Debt as of December 31, 1996, for total fees payable of $700,000. Such fees are payable after repayment, in full, of such Senior Debt.f the funds collected from the underlying note receivable are insufficient to satisfy the related Senior Debt any exit fee shortfall shall be forgiven. The Company believes that the reduction in its cost of funds, resulting from the elimination of service fees and the premium over the prime rate charged on new Senior Debt, has and will continue to have a material beneficial impact on the Company's earnings.

The impact of inflation on the Company's operations during both the three months ended September 30, 1998, and the three months ended September 30, 1997 was immaterial.

Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997.

Total revenue, which is comprised of interest income, purchase discount earned, gains recognized on the bulk sale of notes, gain on sale of notes originated, gain on sale of OREO, rental income and other income, increased by $387,939 or 8% to $4,983,875 during the three months ended September 30, 1998, from $4,595,936 during the three months ended September 30, 1997. Total revenue (excluding gain on bulk sales of loans, OREO, and sale of originated loans) during the three months ended September 30, 1998 as a percentage of notes receivable, netof allowances for loan losses and joint venture participation as of September 30, 1998 was 3.6% as compared with 5.9% for the three months ended September 30,1997.

Interest income on notes receivable increased by $929,610 or 62%, to $2,435,470 during the three months ended September 30, 1998 from $1,505,860 during the three months ended September 30, 1997. The Company recognizes interest income on notes included in its portfolio based upon three factors:(i) interest on performing notes, (ii) interest received or committed with settlement payments on non-performing notes and iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from the acquisition of approximately $38.9 million of performing loans during the three months ended September 30, 1998, with a weighted average interest rate of 13%, with accrued interest during the nine months ended September 30,1998.

Purchase discount earned decreased by $1,173,356 or 53%, to $1,025,523 during the three months ended September 30, 1998 from $2,198,879 during the three months ended September 30, 1997. This decrease reflected the Company's implementation beginning in 1996 of a policy of selling re-performing loans, which sales results in purchase discount which would otherwise be earned in subsequent periods being in part accelerated as gain on sale of loans and in part lost to the purchaser, a maturing of the Company's portfolio, and an increase of $4.7 million in face value of loans foreclosed, during the three months ended September 30,1998, which reduces purchase discount available to be earned.

Gain on bulk sale of notes receivable increased by $386,151 or 90% to $815,503 during the three months ended September 30,1998 from $429,352 during the three months ended September 30, 1997. This increase reflected the larger size and more favorable pricing of the bulk sale closed during the three months ended September 30, 1998 as compared with that of the bulk sale closed during the three months ended September 30, 1997. The Company may consummate bulksales of notes from time to time as may be economically advantageous but because of market conditions may not be expected to close on a regular basis.

Gain on sale of notes originated by Tribeca was $161,417 during the three months ended September 30, 1998 as compared with no such increase during the three months ended September 30, 1997. This increase reflected Tribeca's initiation of its activities in September 1997,which resulted in sales of notes in the secondary market at a premium during 1998.

Gain on sale of OREO increased by $103,686 or 202% to a gain of $154,897 during the three months ended September30, 1998 from a gain of $51,211 during the three months ended September 30, 1997. This increase resulted primarily from an increase in the number of REO properties sold and an increase in the profit margin realized on the sale.

Rental income increased to $172,698 during the three months ended
September 30, 1998, as compared with immaterial rental income during the three months ended September 30, 1997. This increase reflected an increase in the number of properties in the Company's portfolio for which the Company believes that renting produces a greater return than selling at the present time and therefore holds for rental.

Other income decreased by $192,267 or 47%, to $218,367 during the three months ended September 30,1998 from $410,634 during the three months ended September 30, 1997. This decrease resulted primarily from a deficiency balance on certain notes, and a decrease in late fees during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

Total operating expenses increased by $1,019,702 or 27% to $4,796,059 during the three months ended September 30, 1998 from $3,776,357 during the three months ended September 30, 1997.Total operating expenses during the three month period ended September 30, 1998 and 1997 includes interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs fees and depreciation expense.

Interest expense increased by $561,944 or 27%, to $2,647,779 during the three months ended September 30, 1998, from $2,085,835 during the three months ended September 30, 1997. This increase resulted primarily from an increase in total debt, reflecting principally the incurring of additional Senior Debt to fund the acquisition of notes receivables. Total debt increased by $46,924,167 or 54%, including an increase of approximately $25 million in Senior Debt,which was funded in September 1998,to $133,118,704 as of September 30, 1998 from $86,194,537 as of September 30, 1997. Total debt includes Senior Debt, debentures, and lines of credit and loans from affiliates.

Collection, general and administrative expenses increased by $443,574 or 30% to $2,009,105 during the three months ended September 30, 1998 from $1,565,531 during the three months ended September 30, 1997. Collection,general and administrativeexpense consists of personnel expense, OREO related expense, litigation expense, and all other collection expenses.

Personnel expenses increased by $553,008 or 127% to $987,444 during the three months ended September 30, 1998 from $434,436 during the three months ended September 30, 1997. he staffing of Tribeca accounted for $449,070 of this increase, and the remainder reflected increases in staffing and the experience level of personnel in the Company's core business in connection with the 50% increase in our portfolio as of September 30, 1998. OREO related expenses increased by $177,454 or 103% to $349,444 during the three months ended September 30, 1998 from $171,990 during three months ended September 30, 1997. This increase is primarily due to expenses associated with the increase in the size of the Company's rental portfolio and increased initial cost associated with foreclosed assets for the three months ended September 30, 1998.Litigation expenses decreased by $286,579 or 69% to $128,372 during the three months ended September 30, 1998 from $414,951 during the three months ended September 30, 1997.This decrease reflected an increase in the number of performing loans that are now part of the Company's portfolio. ll other collection and general and administrative expenses decreased to $543,845 during the three months ended September 30, 1998 from $544,154 during the three months ended September 30, 1997.

Provisions for loan losses increased by $40,374 or 172%, to $23,436 during the three months ended September 30, 1998from $(16,238) during the three months ended September 30, 1997. Bad debt expense expressed on an annualized basis as a percentage of face value of notes receivable as of the last day of the three months ended September 30, 1998 and 1997 was immaterial and 0.03%, respectively.

Amortization of deferred financing costs decreased by $40,227 or 32% to $85,779 during the three months ended September 30, 1998, from $126,006 during the three months ended September 30, 1997. This decrease resulted from the bulk sale of notes receivable during the three months ended September 30, 997, which accelerated the amortization of loan origination fees associated with the loans sold, and a decrease in the asset balance of deferred financing costs relative to the Company's total Senior Debt outstanding. On September 30, 1998 and September 30, 1997 deferred financing costs as a percentage of Senior Debt outstanding was 1.17% and 1.30%, respectively.

Depreciation expense increased by $14,038 or 88%, to $29,960 during the three months ended September 30, 1998, from $15,922 during the three months ended September 30, 1997. This increase resulted from the purchase by the Company of computer equipment and an accounting software package.

Operating income decreased by $631,764 or 77%, to $187,815 during the three months ended September 30, 1998 from $819,579during the three months ended September 30, 1997 for the reasons set forth above.

During the three months ended September 30, 1998 there was no provision for income taxes due to an operating loss for the nine months ended compared to a benefit if income taxes of $764,530 during the three months ended September 30, 1997.

Net income increased by $103,706 to $187,815 during the three months ended September 30, 1998 from $84,109 during the three months ended September 30, 1997.


Nine Months Ended September 30, 1998 Compared to Nine Months
Ended September 30, 1997.

Total revenue, decreased by $780,296 or 6%, to $11,850,179 during the nine months ended September 30, 1998, from $12,630,475 during the nine months ended September 30, 1997. Total revenue (excluding gain on bulk sales of loans, OREO, and sale of originated loans) during the three months ended September 30, 1998 as a percentage of notes receivable, net of allowance for loan losses and joint venture participation as of September 30,1998 was 8.1% as compared with 11.8% for the three months ended September 30, 1997.

Interest income on notes receivable increased by $1,060,090 or 23%, to $5,726,498 during the nine months ended September 30, 1998 from $4,666,408 during the nine months ended September 30, 1997. This increase resulted primarily from the acquisition of approximately $63,452,990 million of performing loans with a weighted average interest rate of 13%, which was only partially offset by the decrease in settlements of non-performing accounts with accrued interest during the nine months ended September 30, 1998.

Purchase discount earned decreased by $1,920,302 or 36%, to $3,373,408 during the nine months ended September 30, 1998 from $5,293,710 during the nine months ended September 30, 1997. This decrease reflected the Company's implementation beginning in 1996 of a policy of selling re-performing loans which sales result in purchase discount which would otherwise be earned in subsequent periods being in part accelerated as gain on sale of loans and the maturing of the Company's portfolio, and an increase of $4.7 million in face of loans foreclosed, which reduces purchase discount available to be earned.


Gain on bulk sale of notes receivable decreased by $587,184 or 42% to $815,503 during the nine monthsended September 30, 1998, from $1,402,687 during the nine months ended 1997. his decreased reflected the timing of only one bulk sale of notes during the nine months ended September 30, 1998 as opposed to three bulks sales during the nine months ended September 30, 1997, which was only partially offset by the large size of the bulk sale during 1998.

Gain on sale of notes originated by Tribeca was $709,699 during the nine months ended September 30, 1998, as compared with no such gain during the nine months ended September 30, 1997. This increase reflected Tribeca's initiation of itsactivities in September 1997, which resulted in sales of notes in the secondary market at a premium during 1998.

Gain on sale of OREO decreased by $729,428 or 99% to $5,222 during the nine months ended September 30, 1998, from a gain of $734,650 during the nine months ended September 30, 1997. This decrease resulted primarily from the continued liquidation, particularly during the first six months of 1998, of a substantial number of the longest-held OREO properties in the Company's portfolio. The Company believes that such properties were characterized by carrying costs higher than those typical for properties in the Company's portfolio as a result of their having been financed with Senior Debt incurred prior to various reductions in the interest rates paid by the Company for new Senior Debt, their higher incidence of defects in title, their higher rehabilitation costs and their more remote locations than properties generally in the Company's portfolio. As a result, the Company believes that its disposition of such properties, while at a loss, will be beneficial to the Company's long-term profitability.

Rental income increased to $583,062 during the nine months ended
September 30, 1998, as compared with immaterial rental income during the nine months ended September 30, 1997. This increase reflected an increase in the number of properties in the Company's portfolio for which the Company currently believesthat renting produces a greater return than selling at the present time and therefore holds for rental.

Other income increased by $103,767 or 19%, to $636,787 during the nine months ended September 30, 1998 from $533,020 during the nine months ended September 30, 1997.This increase resulted primarily from an increase in various loan fees (credit, appraisal, application fees) associated with Tribeca Lending Loan Originations, during the nine months ended September 30, 1998 from $0, during the nine months ended September 30, 1997. This increase also resulted from the receipt of late fees in connection with a settlement of a single large note, during the three months ended September 30, 1998.


Total operating expenses increased by $2,409,652 or 23%, to $12,966,266 during the nine months ended September 30, 1998, from $10,556,614 during the nine months ended September 30, 1997. Total operating expenses during the three month periods ended September 30,1998 and 1997 included interest expense, collection, general and administrative expenses, provisions for loan losses, service fees,amortization of deferred financing costs and depreciation expense.

Interest expense increased by $997,684 or 16%, to $7,207,323 during the nine months ended September 30, 1998 from $6,209,639 during the nine months ended September 30, 1997. This increase resulted from an increase in total debt reflecting principally the incurring of $25 million in Senior Debt to fund the acquisition of notes receivables in September 1998. Total Senior Debt increased by $43,438,742 or 52% to $127,082,293 as of September 30,1998, as compared with
$ 83,643,550 as of September 30, 1997.

Collection, general and administrative expenses increased by $1,655,755 or 44%, to $5,401,817 during the nine months ended September 30, 1998 from $3,746,062 during the nine months ended September 30, 1997.

Personnel expenses increased by $1,289,490 or 118%, to $2,377,295 during the nine months ended September 30, 1998 from $1,087,805 during the nine months ended September 30, 1997. The staffing of Tribeca accounted for $985,761 of the increase, and the remainder reflected increases in staffing and the experience level of personnel in the Company's core business in connection with the 50% increase in our portfolio as of September 30, 1998. OREO related expenses increased by $719,345 or 207%, to $1,066,835 from $347,490 during the nine months ended September 30, 1997.his increase is primarily due to expenses associated with the increased size of the Company's rental portfolio and increased initial cost associated with more costly foreclosed assets for the nine months ended September 30, 1998. Litigation expenses decreased by $488,397 or 49%, to $506,163 during the nine months ended September 30, 1998, from $994,560 during the nine months ended September 30, 1997. This decrease reflected an increase in the negotiated settlements of the Company's collection actions, which it believes is related to the generally higher value of the collateral securing the Company's newer notes receivable and the resulting increased incentive for borrowers to avert foreclosure. All other collection expenses increased by $64,084 or 6% during the nine months ended September 30, 1998 to $1,191,636 from $1,127,552 during the nine months ended September 30, 1997. This increase reflected the increased size of the Company's portfolio of notes receivable.

Provisions for loan losses decreased by $32,088 or 37%, to $54,827 during the nine months ended September 30, 1998 from $86,915 during the nine months ended September 30, 1997. This decrease is due to a decreasing number of loans written off during the nine months ended September 30, 1998 that did not have adequate reserves.

Service fees decreased by $31,395 or 100%, to $0 during the nine months ended September 30,1998 from $31,395 during the nine months ended September 30, 1997, as a result of the elimination of service fees charged by the Senior Debt Lender effective March 1997. See "General- Cost of Funds."

Amortization of deferred financing costs decreased by $211,796 or 48%, to $223,541 during the nine months ended September 30, 1998 from$435,337 during the nine months ended September 30, 1997. This decrease resulted from greater bulk sale of notes receivable during the nine months ended September 30, 1997, which accelerated the amortization of loan origination fees associated with the loans sold, and a decrease in the asset balance of deferred financing costs relative to the Company's total Senior Debt outstanding.

Depreciation expense increased by $31,492 or 67%, to $78,758 during nine months ended September 30, 1998, from $47,266 during the nine months ended September 30, 1997. This increase resulted from the purchase of new computer equipment and an accounting software package.

Operating income decreased by $3,189,950 or 154%, to a loss of $1,116,089 during the nine months ended September 30, 1998 from a gain of $2,073,861 during the nine months ended September 30, 1997 for the reasons set forth above.

During the nine months ended September 30, 1998, there was no provision for income taxes due to the operating loss compared to income taxes of $41,765 during the nine months ended September 30, 1997.

Net income decreased by $1,731,715 to a loss of $1,116,089 during the nine months ended September 30, 1998 from a gain of $615,626 during the nine months ended September 30, 1997.



Liquidity and Capital Resources

General-Core Business. During the nine months ended September 30, 1998 the Company purchased 3,325 loans in eight portfolios with an aggregate face value of $63,217,808 at an aggregate purchase price of $54,247,481 or 85% of face value and OREO properties of $235,182. During the nine months ended September 30, 1997 the Company purchased nine portfolios with an aggregate face value of $33,365,660 at an aggregate purchase price of $17,503,609 or 49.5% of aggregate face value, and $3,911,840 in OREO properties. The Company believes the increase in face value of loans purchased reflect the Company's marketing and advertising efforts to establish new business and competitive bidsfollowing the reduction in its cost of funds, relative to the prime rate and from the increase in bidding opportunities associated with the Company's beginning to purchase performing loans as well as non-conforming and sub-performing loans, which also accounted for the increase in purchase price as a percentage of face value of the loans purchased.

The Company's portfolio of notes receivable at September 30, 1998 had a face value of $151,129,392 and included net notes receivable of approximately $107,720,876 as compared with a face value of $115,965,158 and net notes receivable of approximately $72,043,539 as of September 30, 1997. Net notes receivable are stated at the amount of unpaid principal, net of purchase discount, an allowance for loan losses, and joint venture participation. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or, where deemed to be economically advantageous, sale.

During the nine months ended September 30, 1998, the Company used cash in the amount of $19,748,842 in its operating activities primarily for interest expense, overhead associated with the ramp-up of Tribeca and increased infrastructure in the Company's core business, litigation expense incidental to its ordinary collection activities and for the foreclosure and improvement of OREO. The Company used $25,912,928 in its investing activities, primarily reflecting purchases of notes receivable which purchases were only partially offset by principal collections on its notes receivable and proceeds from sales of OREO.The amount of cash used in operating and investing activities was funded by $46,847,005 of net cash provided by financing activities, including principally, a net increase in Senior Debt of $52,867,079. The above activities resulted in a net increase in cash at September 30, 1998 over December 31, 1997 of $1,185,235.

In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at September 30, 1998 and 1997, the Company held OREO with a book value of $9,281,927 and $11,197,788 respectively. OREO is recorded on th financial statements of the Company at the lower of cost or fair market value based on third party appraisals and broker price opinions at the time of acquisition or foreclosure. There can be no assurance however, that such amount would actually be realized upon liquidation of such OREO. The Company generally holds OREO as rental property or sells in the ordinary course of business when it is economically beneficial to do so.

Tribeca Operating Loss. During the nine months ended September 30, 1998
Tribeca incurred an operating loss of $902,914. This loss stemmed from substantial start-up costs and increases in operating expenses associated with the ramp-up of the new business and the lag time which may be expected before the related revenues begin to be realized. The Company funded the start-up of Tribeca with $1.1 million of proceeds from the refinancing of two loan portfolios through its Senior Debt Lender. Additionally, such lender has provided Tribeca with a warehouse line of credit of $5,000,000 to fund loan originations, which accrues interest at prime plus 2%. The Company has secured an additional warehouse line of credit for Tribeca's use of $7,000,000 million from an other lending institutions, which accrues interest at LIBOR plus 3.0%. Tribeca began originating mortgages on September 1, 1997 and has not yet achieved profitability. Management believes that in order to achieve profitability, Tribeca will be required to continue to increase its access to credit, its originations and its volume of bulk sales of loans. There can be no assurances that Tribeca will earn a profit in the future.

Private Placement. On September 9, 1998 in order to obtain additional equity to support increases in the warehouse lines of credit available to Tribeca to fund originations, the Company consummated a private placement under
Section 4(2) of the Securities Act of 1933, as amended (the "Act") of 400,000 shares of its Common stock, par value $ 0.01 per share (the "Shares"). The purchasers of the shares represented to the Company that they were accredited investors and that they received the information required by rule 502 promulgated under the Act and met the requirements of Rule 506(b)(ii) under the Act. Purchases of the shares were granted certain piggyback registration rights by the Company, subject to ordinary and customary conditions, exclusions and cutbacks.


Cash Flow

Substantially all of the assets of the Company are invested in its portfolios of notes receivable and OREO. Primary sources of the Company's cash flow for operating and investing activities are collections on notes receivable and gain on sale notes and OREO properties.

At September 30, 1998, the Company had unrestricted cash, cash equivalents and marketable securities of $3,969,155 as compared to $ 2,783,920 at September 30, 1997.A portion of the Company's available funds may be applied to fund acquisitions of companies or assets of companies in complementary or related fields. Although the Company from time to time engages in discussions and negotiations, it currently has no agreements with respect to any particular acquisition. This may cause the Company to incur additional capital expenditures, outside the acquisitions of additional notes receivable.

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

Financing Activities

Senior Debt. As of September 30, 1998, the Company owed an aggregate of
 $127,082,293 to the Lender of Senior Debt, under 44 loans.

The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which it was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collections during the preceding month under the notes receivable securing the Senior Debt. The Senior Debt accrues interest at variable rates ranging from the prime rate to prime plus 1.75%. The accelerated payment provisions of the Senior Debt are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a further amount to be applied toward additional principalreduction from available cash after scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Companyis repaying the amounts due on the Senior Debt at a rate faster than the minimum scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow,which is available to the Company.

Certain of the Senior Debt credit agreements require establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit.The restricted cash is maintained in an interest bearing accounts held by the Company's Senior Debt Lender.Restricted cash may be accessed by the Senior DebtLender only upon the Company's failure to meet the minimum monthly payments due if collections from notes receivable securing the loan are insufficient to satisfy the installment due. istorically, the Company has not called upon these reserves. The aggregate balance of restricted cash in such accounts was $1,049,890 and $1,238,541 on September 30, 1998 and September 30, 1997,
respectively.

Total Senior Debt availability was approximately $150.0 million at September 30, 1998, of which approximately $127 million had been drawn down as of such date. Additionally the Senior Debt Lender has verbally informed the Company that it will not deem approximately $21. million of Senior Debt that it had syndicated to other banks as of such date as outstanding for purposes of determining availability under of Senior Debt. As a result, the Company has approximately $44 million available to purchase additional portfolios of notes receivable and OREO.

12% Debentures. In connection with the acquisition of a loan portfolio during 1994, the Company sold to investors $750,000 of subordinated debentures ("12% Debentures").As of September 30, 1998 and December 31, 1997, $220,312 and $352,500, respectively, of these debentures were outstanding.The 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is payable over four years in sixteen equal installments of $44,062 that commenced March 31, 1996. The 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering such notes receivable.

Harrison First Corporation 12% Debentures. In connection with the acquisition of a loan portfolio during 1995, the Company sold to investors $555,000 of subordinated debentures. As of September 30, 1998 and December 31, 1997, $443,334 and $510,600, respectively, of these debentures were outstanding. The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is payable over three years in ten equal quarterly installments of $22,200, which payments commenced on September 30, 1997 with the remaining balloon payment of $333,000 due on September 30, 2000.The Harrison 1st 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering such notes receivable.

OREO Line of Credit. The Company has a line of credit with the Senior Debt Lender permitting it to borrow a maximum of approximately $1,500,000 at a rate equal to such lender's prime rate plus two percent per annum. Principal repayment of cash advanceunder the line is due six months from the date of such cash advance and interest is payable monthly. The total amounts outstanding under the lines of credit as of September 30, 1998 and December 31, 1997, were $543,519 and $583,916 respectively. Advances made under the line of credit were used to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding lines of credit and accrued interest,as well as surpass the collectible value of the original secured notes receivable. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company which the Company may hold as rental property to maximize its return.

Warehouse Lines-of Credit

As of September 30, 1998 Tribeca maintains warehouse lines of credit with two financial institutions. Up to $12.0 million of funds, secured by notes held for sale, are available to be advanced to the Tribeca. As of September 30, 1998 the balances drawn down were $3,486,514 and $959,881 respectively. See (`-General-Tribeca Operating loss')





















Part II Other Information

Item 1. Legal Proceedings
Asset Purchase Agreement Dispute. On August 19, 1997 the Company commenced a civil action in the United States District Court for the Southern District of New York against Preferred Credit Corporation ("PCC"), alleging fraud, breach of contract, and unjust enrichment in connection with the purchase by the Company of $3.7 million in face value of notes receivable from ("PCC") for $1.8 million. The Company is seeking recision of the asset purchase agreement or damages incurred concerning the purchase.

Although the Company conducted its own review of each loan file, it has come to believe since the closing of the acquisition that certain information was intentionally omitted or removed from such files or kept in another repository of files which was not made available to the Company and that PCC intentionally and materially misrepresented the status and quality of the notes receivable included in the portfolio. Although, its estimate will be refined as the purchased portfolio is seasoned, the Company currently believes that as much as approximately 90% of the face value of the portfolio may be uncoll-ectable, due to debtor bankruptcies, in certain instances prior to the execution of the Asset Purchase Agreement, or senior credit foreclosures of the underlying collateral.

PCC filed a motion to dismiss in FCMC's Amended Complaint on November
12, 1997 and FCMC responded to the motion to dismiss on December 9, 1997. On May 8, 998 the United States District Court dismissed FCMC's Amended Complaint, with leave to file an amended complaint. On June 5, 1998, FCMC filed its second Amended Complaint alleging claims based on fraud and breach of contract.
On July 24, 1998, Defendants moved to dismiss the Second Amended Complaint.
In a ruling dated September 22, 1998, the United States District
Court dismissed one of FCMC's fraud claims against Preferred Credit and all of FCMC'S claims against the individual defendants. However, in its September 22,1998 ruling the District Court declined to dismiss FCMC's remaining claims against Preferred Credit based on fraud and breach of contract. On October 22,1998, Preferred Credit filed a answer and counterclaim alleging a breach of the purchase agreement and seeking its costs and fees incurred in connection with the proceeding.

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

On December 22, 1997 the Company filed an answer and counterclaim vigorously denying the allegations of the complaint and alleging fraud and breach of contract against K and Ragan, and breach of fiduciary duty against Ragan. In its counterclaim the Company seeks to recover damages of $1,000,000 for what it believes to have been Ragan's unjustified unilateral termination of his employment in violation of the Letter Agreement. The Company intends to vigorously assert its claims, defend itself against K's claims, and does not at this time believe that the suit will have a material adverse impaction on its operations or financial condition.The Court has directed all parties to proceed with mediation, which is currently scheduled for the fourth quarter of 1998.

Legal Fee Dispute. On October 28, 1997 Rosen, Dainow & Jacobs ("Rosen") filed a civil action against the Company in the Supreme Court of the State of New York, County of New York alleging failure by the Company to pay fees due Rosen in connection with certain matters in which it represented the Company ("Trademark Dispute") and seeking $145,000 in damages. Rosen was dismissed by the Company,as counsel in such matters after it was disbanded and the Company's lead attorney in the Trademark Dispute joined a firm that was representing the Company's deputant in the Trademark Dispute. The Company plans to vigorously defend itself in this matter and does not currently believe that the outcome will have a material impact on its operations or financial condition.

Miramar Litigation. Since in July, 1991, the Company has been a plaintiff in various actions ("Miramar Litigation") and party to settlements, with the former directors and officers of Miramar Resources, Inc.("Miramar"), a company which the Company merged with in 1994, based upon allegations relating to certain pre-merger events. Information regarding such settlement and the legal status of the Company's collection efforts in respect of such settlements is incorporated herein by reference to "Item 3. Legal Proceedings" included in the Company's Annual Reports on Form 10-KSB for the year ended December 31, 1994, 1996, and 1997.

Item 2.  Changes in Securities


Item 3.  Defaults Upon Senior Securities
                  None

Item 4.  Submission of Maters to a Vote of Security Holders
                         None


Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on form 8-K


-------------------- ---------------------------------------------------------
(a)                    EXHIBIT TABLE
-------------------- ---------------------------------------------------------
       Exhibit No.   Description
       3(a)          Restated  Certificate of  Incorporation. Previously  filed
                     with,  and   incorporated   herein  by reference  to,  the
                     Company's Annual 10-KSB for the fiscal year ended December
                     31,1997, filed with the Commission on May 14, 1998.
       (b)           Bylaws  of  the  Company   Previously   filed  with,   and
                     incorporated   herein  by reference   to,  the   Company's
                     Registration  Statement on Form S-4, No.  33-81948,  filed with the Commission on November 24, 1994.
       4(a)          15% Convertible  Subordinate  Debentures. Previously filed
                     with,  and  incorporated   herein  by  reference  to,  the
                     Company's Registration Statement on Form S-4, No. 33-81948,
                     filed with the Commission on November 24, 1994.
       (b)           Warrants  associated  with  principal repayment of the 15%
                     Convertible Subordinated Debentures. Previously filed with and  incorporated  herein by  reference to, the  Company's
                     Registration  Statement on Form S-4, No.  33-81948,  filed with the Commission on November 24, 1994.
       10(d)         Employment  Agreement  dated December 4, 1996, between the
                     Company  and  Joseph  Caiazzo. Previously  filed  with and incorporated  herein by reference to, he Company's  Annual
                     Report on Form 10KSB, for the fiscal  year ended  December
                     31,1996 filed with the Commission on March 31, 1997.
       10(e)         Agreement  dated  March 29, 1997  between  the Company and
                     Citizens  Banking   Company.  Previously  filed  with  and
                     incorporated herein by refuse to, the Company's
       10(f)         Loan and Real Estate Purchase  Agreement  dated  September
                     17,1998 by and among Franklin Credit Management Corp.
                     and Home Gold Financial  Inc./k/a  Emergent  Mortgage Corp.
                     Previously filed with and incorporated herein by reference to the Company's current Report on Form 8-k, dated
                     September  17,1998 filed  with the  Commission  on October
                     2,1998.
       10(g)         Form of Subscription Agreement and Investor Representation
                     dated as of September 8,1998 between the Company and certain subscribers.


       11            Computation of earnings per share.  Filed here with.

-------------------- ---------------------------------------------------------

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

Signature                           Title                          Date

THOMAS J. AXON             President, Chief Executive Officer  Nov 16,1998
Thomas J. Axon             and Director
(Principal executive officer)


FRANK B. EVANS, Jr.        Vice President, Treasurer,          Nov 16,1998
Frank B. Evans, Jr.        Chief Financial Officer and Director
Secretary (Principal financial and accounting officer)


JOSEPH CAIAZZO             Vice President, Chief Operating     Nov 16,1998
Joseph Caiazzo             Officer and Director

Exhibit 11.

Computations of earnings per share 3rd quarter 1997.

                                        No. of Shares    Weight
12/31/96       Common stock                  5,503,896
               O/S warrants
               (extended for 1 year)           110,133
               Stock options                   209,500
                                       ----------------
                                             5,823,529        25%     1,455,882

3/31/97        Common stock                  5,503,896
               O/S warrants                    110,133
               (extended for 1 year)
               Stock options                   209,500
                                       ----------------
                                             5,823,529        25%     1,455,882

6/30/97        Common stock                  5,503,896
               O/S warrants                    110,133
               (extended for 1 year)
               Stock options                   209,500
                                       ----------------
                                             5,823,529        25%     1,455,882

9/30/97        Common stock                  5,503,896
               O/S warrants                    110,133
               (extended for 1 year)
               Stock options                   209,500
                                             5,823,529        25%     1,455,882
                                                                   -------------
                                       ----------------
                                            23,294,116
                                       ================

                  Weighted average number of shares                   5,823,529

Earnings per Common share:
                Net Income                    $                          $ 0.11
                                               615,626

Footnote:   This is a reflection of the stock split and the 4 for 1 stock dividend.

Exhibit 11.

Computations of earnings per share 3rd quarter 1998.

                                        No. of Shares    Weight
12/31/97       Common stock                  5,516,527
               O/S warrants
               (extended for 1 year)           110,133
               Stock options                   209,500
                                       ----------------
                                             5,836,160        25%     1,459,040

3/31/98        Common stock                  5,516,527
               O/S warrants                    110,133
               (extended for 1 year)
               Stock options                   209,500
                                       ----------------
                                             5,836,160        25%     1,459,040

6/30/98        Common stock                  5,516,527
               O/S warrants                    110,133
               (extended for 1 year)
               Stock options                   209,500
                                       ----------------
                                             5,836,160        25%     1,459,040

7/1/98-        Common stock                  5,516,527
9/30/98        O/S warrants                    110,133
               (extended for 1 year)
               Stock options                   209,500
                                       ----------------
                                             5,836,160                1,459,040

9/9/98-        Issued 400,000 addt'l
               shares of Common stock        400,000                     24,000
9/30/98

                                                                   -------------
                                       ----------------
                                            23,744,640
                                       ================

                  Weighted average number of shares                   5,540,637

Earnings per Common share:
                Net Income                  $(1,116,089)                $(0.20)