Form 10QSB/A
period 1998-03-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 1998-11-24
CIK 831246

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
 (State or other jurisdiction of incorporation or organization) (I.R.S.
  Employee identification No.)


                               Six Harrison Street
                            New York, New York 10013
                                 (212) 925-8745
 (Address of principal executive offices, including zip code, and telephone number, including area code)




     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes
  X
                                      No .

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No .

   As of May 29, 1998 the issuer had 5,516,527 of shares of Common Stock, par value $0.01 per share, outstanding.

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

  Signature                           Title                          Date

  THOMAS J. AXON             President, Chief Executive Officer  Nov 24,1998
  Thomas J. Axon             and Director
  (Principal executive officer)


  FRANK B. EVANS, Jr.        Vice President, Treasurer,          Nov 24,1998
  Frank B. Evans, Jr.        Chief Financial Officer and Director
  Secretary (Principal financial and accounting officer)


  JOSEPH CAIAZZO             Vice President, Chief Operating     Nov 24,1998
  Joseph Caiazzo             Officer and Director


  Financial data Schedule was ommitted from the original filing of the 10Q.