Form 10KSB40
period 1998-12-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 1999-04-16
CIK 831246

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenues for its most recent fiscal year: $ 16,996,886

         As of March 31, 1999 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding. On that date, the aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the issuer was $1,450,764 (based on the average of the reported closing bid and ask price on such date).

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No .

         Transitional Small Business Disclosure Format: Yes         No  X

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

         BUSINESS OF REGISTRANT. Franklin Credit Management Corporation ("FCMC", and together with its wholly-owned subsidiaries, the "Company") is a specialty consumer finance and asset management company primarily engaged in the acquisition, servicing and resolution of performing, sub-performing and non-performing residential mortgage loans and residential real estate. The Company's portfolio consists primarily of non-conforming subprime assets. Mortgage loans are purchased at a discount relative to the aggregate unpaid principal balance of the loans and real estate is acquired in foreclosure or otherwise at a discount relative to the appraised value of the asset.

      During 1998, the Company took advantage of market opportunities to increase its volume of loan acquisitions and adopted a strategy of acquiring primarily higher coupon, non-investment grade performing loans. As a result the proportion of its portfolio comprised of such loans significantly increased during 1998. The Company expects to continue this strategy, as well as an increase in both the pace and amount of acquisitions, during 1999.

       The Company believes it has built a servicing infrastructure and developed a servicing expertise, which permits the expansion of the Company's portfolio with a minimal increase in incremental costs. In addition, the Company believes that its ability to service and rehabilitate loans reduces its reliance on secondary marketing of portfolios and may provide an advantage as compared to competitors that rely on the secondary market as their primary resolution strategy.

         In January 1997, the Company formed a wholly-owned subsidiary, Tribeca Lending Corp. ("Tribeca"), to originate primarily subprime residential mortgage loans made to individuals whose credit histories, income and other factors cause them to be classified as non-conforming borrowers. Management believes that lower credit quality borrowers present an opportunity for the Company to earn superior returns for the risks assumed. Tribeca provides first and second mortgages, originated on a retail basis through marketing efforts including utilization of the FCMC data base. Tribeca is currently licensed as a mortgage banker in Connecticut, District of Columbia, Florida, Georgia, Kentucky, Maryland, Massachusetts, Missouri, New York, New Jersey, North Carolina, Oklahoma, South Carolina, and Virginia, and is a Department of Housing and Urban Development FHA Title I and Title II approved lender. Tribeca originated loans are typically expected to be sold in the secondary market through whole-loan, servicing-released sales. Tribeca anticipates holding certain of its mortgages in its portfolio when it believes that the return from holding the mortgage, on a risk-adjusted basis, outweighs the return from selling the mortgage in the secondary market.

         Since commencing operations in 1990 the Company has purchased, in aggregate, approximately 14,579 loans with a face value of approximately $345 million. Approximately $175 million, or 51%, of these loans were purchased from the Resolution Trust Company ("RTC") and, when the RTC ceased to function, the FDIC. The remaining $170 million of these loans were purchased from private institutions. The Company seeks to develop relationships with mortgage bankers, banks, and other specialty finance companies which may, through on-going purchase arrangements, provide additional sources of mortgage portfolios, individual mortgage assets and real estate assets.

         During the year ended December 31, 1998, the Company purchased 4,174 loans with an aggregate face value of $84 million and five real estate owned ("OREO") properties at an aggregate purchase price of $1.1 million which represented a substantial growth in loan acquisitions over prior years. As of December 31, 1998, the Company's portfolio included approximately 6,182 loans with an aggregate face value of $164.4 million. An allowance for loan losses of $22 million has been recorded against this face value. At December 31, 1998 approximately 91% of the Company's loan portfolio consists of first mortgages, home equity/home improvement and second mortgages collateralized by real estate, 7% consist of loans collateralized by other assets and 2% consisted of unsecured loans. Although the Company attempts to collect on all loans in its portfolio, it is unlikely that the Company will be successful in collecting the full amount due for each loan in its portfolio. In addition, significant administrative and litigation expenses are often incurred in its collection efforts. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7. Financial Statements".

         In 1996 the Company began to sell portfolios of performing and reperforming loans on a whole loan basis. During 1997, the Company sold 289 performing loans with an aggregate face value of $7.7 million. During 1998 the Company sold 74 performing loans with a face value of $6.5 million. The Company expects to continue this strategy, if opportunities to do so continue to present themselves.

         As of December 31, 1998 the Company owed an aggregate of $131.9 million ("Senior Debt") to a bank (the "Senior Debt Lender") which was incurred in connection with the purchase of, and is secured by, the Company's loan and OREO portfolios. In December 1998, in connection with continuing increases in the availability extended to the Company, the Company's Senior Debt agreement was amended to provide that interest on Senior Debt incurred to finance portfolio acquisitions after December 1, 1998 accrues at the prime rate plus .50%. At December 31, 1998 the weighted average interest rate on Senior Debt was 8.32%. The Senior Debt Lender has advised the Company that as of December 31, 1998 there was $ 82.1 million of Senior Debt available to be used by the Company to purchase additional portfolios of mortgage loans and OREO. The continued willingness of the Senior Debt Lender to provide funding is a critical component of the Company's acquisition strategy, although there can be no assurance that such willingness will continue.

         In March 1997, certain ongoing service fees payable on Senior Debt were replaced with a 1% exit fee applicable to Senior Debt outstanding as of December 31, 1996, for a total fee payable of $700,000. Such fee will be payable after repayment, in full, of the related Senior Debt. If the funds collected from the underlying notes receivable are insufficient to satisfy the related Senior Debt any exit fee shortfall shall be forgiven.

         The Company employs standardized in-house servicing procedures in the acquisition, origination, and collection of loans. The Company is divided into five operating departments, which are described below:

         Acquisition Department. The Acquisition Department identifies opportunities to purchase portfolios of mortgage loans, individual mortgage loans or real property, performs due diligence, and assists in the integration of the acquired assets into the Company's existing portfolio. The due diligence process, with respect to loan purchases, includes an analysis of the majority of loans in a portfolio, evaluating, among other things, lien position and value of collateral, debt-to-income ratios, the borrower's creditworthiness, employment stability, years of home ownership, education, credit bureau reports and mortgage payment history. The due diligence process, with respect to OREO purchases, includes an analysis of the majority of properties in a portfolio, verification of appraised values, and analysis of liens, taxes and other encumbrances on such properties. The Acquisition Department conducts on-sight reviews of the loan files comprising the portfolio rather than relying strictly on the statistical digests of information provided by the seller, and where appropriate performs an on-site evaluation of the seller's loan servicing department. This process often provides the Company additional information critical to properly evaluating the portfolio. The information derived from due diligence is compared to the Company's historical statistical data base, and coupled with the Company's cumulative knowledge of the sub-prime mortgage industry enables the Acquisition Department to project a collection strategy and estimate the collectibility and timing of cash flows with respect to each loan or a marketing strategy in cases of OREO acquisitions. Based upon this information the Acquisition Department prepares a bid which meets the Company's established pricing and yield guidelines. When loans are acquired the Acquisition Department, with the assistance of the Management Information Systems staff ("MIS"), monitors the electronic transfer of loan data into the Company's data management system.

         Service Department. The Service Department manages the Company's performing loans and seeks to provide quality service to customers and secure full payment of the total face value and accrued charges, by monitoring monthly cash receipts, maintaining customer relations and, where appropriate, entering into extension and modification agreements. The Service Department is responsible for the maintenance of real estate tax and insurance escrow accounts. Service Department members continuously review and monitor the status of collections and individual loan payments in order to proactively identify and solve potential collection problems as well as identify potential loans for sale to third parties or refinance though Tribeca. Upon acquisition of loan portfolios, the Service Department, in conjunction with MIS: (i) issues introductory letters with information regarding the change of ownership of the loan, payment information and a toll-free Company information telephone number;
(ii) conducts internal audits of newly acquired loans to identify and address any disputes or problems relating to the accounting for these loans; and (iii) issues an audit letter advising the borrower of the outstanding balance, last payment date and remaining term of the loan. As Of December 31, 1998, the Service Department managed approximately 5,204 loan accounts, with a total principal outstanding balance of approximately $164.4 million.

         Legal Department. The Legal Department manages and monitors the progress of defaulted loans requiring a legal action or other loss mitigation strategy. These loans are identified and referred by the Acquisition or Service Departments to the Legal Department, which prepares an analysis of each such loan to determine a litigation or collection strategy to maximize the size and speed of recovery and minimize costs. This strategy is based upon the individual borrowers' past payment history, current ability to pay, collateral lien position and current value of the collateral. The Legal Department sets the collection strategy, negotiates settlements, modification and forbearance agreements, and when appropriate retains outside counsel, manages their costs, and monitors ensuing litigation to insure the optimal recovery of the remaining principal and interest balance. The Legal Department monitors each defaulted loan through the foreclosure process, recovery of a money judgment or other settlement, and continues to monitor recovery of deficiency balances after a foreclosure has been completed. As of December 31, 1998, the Legal Department managed approximately 978 loans, with a total principal outstanding balance of approximately $ 49.2 million.

         Real Estate Department. The Real Estate Department manages all properties in order to preserve their value, realize rental income and insure that maximum returns are realized upon sale. The Real Estate Department is responsible for both the sale of OREO as well as for OREO that are held as rental properties until such time as an economically beneficial sale can be arranged. As Of December 31, 1998, the Real Estate Department managed approximately 243 OREO properties, of which 115 were rental properties. The Company seeks to rent those properties for which it believes it can realize a higher return from such rental than from the value expected to be realized in the sale of the property.

         Subprime Residential Lending. Tribeca provides first and second mortgages to a target market of individuals who do not meet conventional underwriting criteria due to their credit histories or other factors. Tribeca focuses on developing an array of niche products to fulfill needs such as rehabilitation, high LTV, sub-prime, non-conforming and second mortgages. Loans are originated by a retail sales force, which utilizes telemarketers to generate leads from the Company's database of serviced loans. The majority of loans are expected to be sold by Tribeca in the secondary market. Tribeca's, staff, processes, underwrites, and closes all loans in its own name.

         During 1998 Tribeca originated 274 mortgages with an aggregate principle balance of $22,375,063. In its four months of operations during 1997, Tribeca originated 34 loans with an aggregate principle balance of $4,430,700.

                                     TRIBECA LOAN ORIGINATION VOLUME FOR 1998
------------------ ------------------------ ------------------------ ------------------------ ------------------------
                             FHA                 1st Mortgage             2nd Mortgage                 Total
------------------ ------------------------ ------------------------ ------------------------ ------------------------
       Face Value         $429,400                $18,362,522              $3,583,141               $22,375,063
------------------ ------------------------ ------------------------ ------------------------ ------------------------
            Loans             5                       157                      112                      274
------------------ ------------------------ ------------------------ ------------------------ ------------------------

         FORMATION OF THE COMPANY. The Company was organized in Delaware in 1990, by Thomas J. Axon, and Frank B. Evans, Jr., for the purpose of acquiring consumer loan portfolios from the RTC and the FDIC. In March 1993, the Company completed the private placement of $2,000,000 of 15% Debentures (the "15% Debentures") and warrants for the purchase of the Company's Common Stock, the proceeds of which were used to acquire interests in loan portfolios and for operations. In December 1994, the Company merged with Miramar Resources, Inc., a public oil and gas company organized in Delaware, that had emerged from bankruptcy proceedings on December 6, 1993. In January 1995, the Company completed the private placement of $705,000 of 12% Debentures (the "12% Debentures"), the proceeds of which were used to fund the acquisition of a loan portfolio, including amounts advanced by stockholders, service existing debt obligations and for general working capital. Additionally, in late 1995, the Company completed the private placement of $555,000 of 12% Debentures (the "Harrison 1st Debentures"), the proceeds of which were used to fund the acquisition of an additional loan portfolio. Prior to 1995 the Company purchased all portfolios through funds raised through limited partnerships. In 1995 nearly all of the remaining limited partnership interests were purchased by the Company.

         COMPETITION. The Company faces significant competition in the acquisition of loan portfolios. Many of the Company's competitors have financial resources, acquisition departments and servicing capacity considerably larger than the Company's. Among the Company's largest competitors are Ocwen Financial Corporation, EMC Mortgage Corporation and Bayview Financial Trading Group. Competition for acquisitions is generally based on price, reputation of the purchaser, funding capacity and timing. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations: General - Cost of Funds".

         The market for subprime loan origination is also highly competitive. Tribeca competes with savings banks, mortgage brokers, and wholesale originators for the origination of mortgages. Among the largest of these competitors are Chase Manhattan Bank, First Union, NationsBank, Money Store Inc., Norwest, Ocwen Financial Corporation, IMC Mortgage Corporation, FHB, Ditech Funding, Household Financial Service and Champion Mortgage. Many of Tribeca's competitors possess greater financial resources, longer operating histories, and lower costs of capital than Tribeca. Competition for mortgage originations is based upon marketing efforts, loan processing capabilities, funding capacity, loan product desirability and the ability to sell the loans for a premium in the secondary market.

         The Company also experiences competition from mortgage and finance companies in the sale of reperforming and newly originated loan portfolios. The tightening of credit requirements in the capital markets that commenced during the latter part of 1998 decreased both the demand for pools of performing mortgages which may later be packaged in a securitization, as well as the prices paid for portfolios offered for sale. Important characteristics which impact competition in this market are price, loan-to-value, size of pools and the integrity of portfolio data. The Company faces intense competition from numerous companies seeking to re-sell mortgage portfolios in the marketplace. Nearly all of the Company's competitors have greater experience and volume to supply to buyers. The Company believes that its management information system and its continuous review and monitoring of accounts, along with asset availability from new portfolio acquisitions and originations should position the Company to compete efficiently in the sale of loan portfolios.

         CUSTOMERS. The Company's revenue is derived from interest and purchase discount recognized from the collection of loans, origination fees, rental income, gains recorded from the bulk sale of performing and originated loans to banks and other financial institutions, and the result recorded from the sale of OREO. The Company's borrowers are a diverse population and no single borrower represents a significant portion of the Company's loans. The Company will sell bulk portfolios of performing loans, when such sales are economically beneficial to the Company. Through March 31, 1999, the Company sold four portfolios of performing mortgages, with aggregate principal balances of $19 million, to three different institutions. While the Company has previously been successful in marketing loan portfolios which it has sold, and believes there are sufficient buyers for its products, there can be no assurance that the Company will be able to successfully market loan portfolios in the future.

         SUPPLIERS. The Company acquires its loans and purchased OREO through a variety of sources including private and public auctions, negotiated sales, ongoing purchase agreements, and joint-bids with other institutions. The supply of assets available for purchase by the Company is influenced by a number of factors including knowledge by the seller of the Company's interest in purchasing assets, the general economic climate, financial industry regulation, and new loan origination volume. While the Company continues to pursue additional sources for purchasing assets, there can be no assurance that existing and future sources will provide sufficient opportunities for the Company to purchase assets at favorable prices. Prior to 1996 the RTC, and the FDIC, represented the source of the majority of the Company's loan purchases. During the past year, one institution supplied the Company with 58.9% of its portfolio acquisitions, as measured by purchase price. The Company's sources of loan acquisition have varied from year to year and the Company expects that this will continue to be the case.

         YEAR 2000 COMPLIANCE. The Year 2000 issue refers to the fact that many computer systems were originally programmed using two digits rather than four digits to identify the applicable year. When the year 2000 occurs, these systems could interpret the year as 1900 rather that 2000. Unless hardware, system software and applications software are corrected to be year 2000 compliant, computers and the devices they control could generate miscalculations and create operational problems. Various systems could be affected ranging from complex information technology (ii) computer systems to non-IT devices such as an individual machines programmable logic controller.

         The Company has identified all of its significant applications that will require modification to ensure Year 2000 compliance. The Company's loan servicing and loan origination systems vendor is responsible for making the required modifications and testing Year 2000 Compliance. This vendor has informed the Company that the modification and testing processes were completed prior to December 31, 1998, and the implementation process has been completed.

         The total cost to the Company of its Year 2000 Compliance activities has been estimated by management to be approximately fifteen thousand dollars and not material to its financial position or results of operation in any given year. Many of those costs have already been incurred. These costs and the date on which the Company anticipates the Year 2000 Compliance modification and testing processes to be complete are based on management's estimates, which depend upon numerous assumptions relating to future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these estimates will be achieved and that actual results will not differ from these estimates.

         REGULATION. The Company's lending activities are subject to the Federal Truth-in-Lending Act ("TILA") and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act of 1974, as amended ("ECOA") and Regulation B, the Fair Credit Reporting Act of 1970, as amended, the Real Estate Settlement Procedures Act of 1974, as amended ("RESPA") and Regulation X, the Home Mortgage Disclosure Act ("HMDA") and Regulation C, the Federal Debt Collection Practices Act and the Fair Housing Act, as well as other federal and state statutes and regulations affecting the Company's activities. Failure to comply with these requirements can lead to loss of approved status, demands for indemnification or mortgage loan repurchases, certain rights of recission for mortgage loans, class action lawsuits and administrative enforcement actions.

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

         ENVIRONMENTAL MATTERS. In the course of its business the Company has acquired, and may acquire in the future, properties securing loans that are in default. It is possible that hazardous substances or waste, contamination, pollutants or sources thereof could be discovered on such properties after acquisition by the Company. In such event, the Company may be required by law to remove such substances from the affected properties at its sole cost and expense. There can be no assurance that (i) the cost of such removal would not substantially exceed the value of the affected properties or the loans secured by the properties, (ii) the Company would have adequate remedies against the prior owner or other responsible parties, or (iii) the Company would not find it difficult or impossible to sell the affected properties either prior to or following such removal.

         EMPLOYEES. As of December 31, 1998, the Company had 55 full-time employees, including 5 in the Acquisitions Department, 20 in the Service Department, 4 in the Legal Department , 3 in the Real Estate Department, 5 in Accounting, 3 in MIS, 5 clerical employees, 4 managerial employees, and 6 employees in Tribeca.

         The Company has never experienced a material work stoppage or slowdown due to labor disagreements. The Company believes that its relations with all employees are satisfactory. None of the Company's employees are covered by a collective bargaining agreement.

         BUSINESS AND SEGMENTS. The Company has two reportable segments (i) portfolio asset acquisition and resolution;, and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires nonperforming, nonconforming and subperforming notes receivable and promissory notes from financial institutions, mortgage and finance companies and services and collects such notes receivable through enforcement of terms of original note, modification of original terms and, if necessary, liquidation of the underlying collateral. The mortgage-banking segment, conducted through Tribeca, originates sub prime residential mortgage loans for individuals whose credit histories, income and other factors cause them to be classified as non-conforming borrowers.

ITEM 2.  DESCRIPTION OF PROPERTIES.

         PROPERTIES. The Company owns a 6,600 square foot office condominium unit located on the Sixth Floor of Six Harrison Street, New York, New York which houses its principal offices. See "Item 12. Certain Relationships and Related Transactions." In addition, the Company leases approximately 6,400 square feet of office space at 99 Hudson Street, New York, New York which houses the Service Department as well as Tribeca. The lease expires on January 31, 2009 and is at an average approximate annual rent, of $129,000

         OREO PROPERTIES. The Company owns OREO in various parts of the country that were acquired through acquisition or foreclosure. The vast majority of these properties are single family homes, with the remainder being comprised of coops, condominiums and commercial property. The Company acquires or forecloses on property primarily with the intent to sell such property at a profit, or, where the Company feels that it would be more advantageous to do so rent the property. If such a decision is made then a further investment in the property, in the form of repairs and improvements, may be necessary. Any improvements to OREO property are evaluated independently and decisions are made based on whether a further investment would be economically advantageous.

ITEM 3.  LEGAL PROCEEDINGS.

         ASSET PURCHASE AGREEMENT DISPUTE. On August 19, 1997 the Company commenced a civil action in the United States District Court for the Southern District of New York against Preferred Credit Corporation ("PCC") and certain individuals alleging fraud, breach of contract, and unjust enrichment in connection with the purchase by the Company of $3.7 million in face value of notes receivable from PCC for $1.8 million.

The Company is seeking recission of the asset purchase agreement or damages incurred concerning the purchase.

         Although the Company conducted its own review of each loan file, it has come to believe since the closing of the acquisition that certain information was intentionally omitted or removed from such files or kept in another repository of files which was not made available to the Company and that PCC intentionally and materially misrepresented the status and quality of the notes receivable included in the portfolio. Although, its estimate will continue to be refined as the purchased portfolio is seasoned, the Company currently believes that as much as approximately 90% of the face value of the portfolio may be uncollectable, due to debtor bankruptcies, in certain instances prior to the execution of the Asset Purchase Agreement, or senior credit foreclosures of the underlying collateral.

         On November 12, 1997 PCC filed a motion to dismiss in the Company's Amended Complaint and the Company responded to the motion to dismiss on December 1997. On May 8, 1998, the United States District Court dismissed the Company's Amended Complaint, with leave to amend. On September 5, 1998, FCMC filed its Second Amended Complaint alleging claims based on fraud and breach of contract. By a ruling dated September 22, 1998, the court dismissed one of the Company's fraud claims against PCC and all of the Company's claims against the individual defendants and declined to dismiss the Company's remaining claims against PCC based on fraud and breach of contract. On October 22, 1998, PCC filed a answer and counterclaim alleging a breach of the purchase agreement and seeking its cost and fees incurred in connection with the proceeding. It is currently anticipated that trial in this matter will occur in the fourth quarter of 1999.

         LETTER AGREEMENT DISPUTE. On November 17, 1997 K Mortgage Corporation ("K") filed a civil action in the United States District Court for the Southern District Court of New York against the Company, Tribeca, and Thomas J. Axon alleging breach of contract, fraud, conversion and unjust enrichment in connection with a May 9, 1997 letter agreement (the "Letter Agreement") pursuant to which Tribeca was to purchase certain assets of K and retain three principals of K as paid consultants and employ a fourth, Jim Ragan ("Ragan"). In the suit K seeks to recover for damages of $10 million for the alleged failure of the Company to make certain payments to third parties, provide Ragan with an employment agreement and provide the three other principals of K with consulting contracts pursuant to the terms of the Letter Agreement.

         On December 22, 1997, the Company, Tribeca and Mr. Axon filed an answer and counterclaim vigorously denying the allegations of the complaint. In addition, Tribeca filed a counterclaim alleging fraud and breach of contract against K and Ragan, and breach of fiduciary duty against Ragan. During January 1999, the United States District Court struck Plaintiff's jury demand and dismissed K's claims based on fraud, unjust enrichment and conversion. Trial on the remaining claims is currently scheduled to commence in April 1999.

         LEGAL FEE DISPUTE. On October 28, 1997 Rosen, Dainow & Jacobs ("Rosen") filed a civil action against the Company in the Supreme Court of the State of New York, County of New York alleging failure by the Company to pay legal fees allegedly due Rosen. Rosen, now dissolved, had represented the Company in a federal trademark action which is no longer pending. Rosen withdrew from representation of the Company when James Jacobs, the lead attorney for the Company in the trademark action, joined a firm that was representing the Company's adversary in other matters. The complaint seeks $145,000 in damages. Rosen's motion for summary judgement was denied by the court. The Company plans to continue its vigorous defense of this action. It is currently anticipated that trial in this matter may occur during the first half of 2000.

         OTHER LEGAL ACTIONS. Since July, 1991, the Company has been a plaintiff in various actions ("Miramar Litigation") and party to settlements, with the former directors and officers of Miramar Resources,

Inc. ("Miramar"), a company which the Company merged with in 1994, based upon allegations relating to certain premerger events. Information regarding the Miramar Litigation, as well as certain settlements (the "Schultz Settlements"), and the legal status of the Company's collection efforts is incorporated herein by reference to "Item 3. Legal Proceedings" included in the Company's Form 10-KSB for the year ended December 31, 1994, filed with the SEC on March 31, 1995 and included in the Company's 10-KSB for the year ended December 31, 1996, filed with the SEC on March 31, 1997.

         During 1997 the Company initiated efforts to foreclose on its Deed of Trust on a 4,000-acre ranch owned by the parties to the original Shultz Settlement. A judicial foreclosure is expected by management to be placed on the Court's calendar for hearing in the second or third quarter of 1999. The Company is a defendant in related matters in which the same parties are seeking quiet title to the above mentioned ranch and thereby deny enforceability of the Deed of Trust in favor of the Company. The Company will vigorously defend its position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION. The Company's Common Stock is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq") under the symbol "FCSC" since December 26, 1996 and "FCMC" from December 30, 1994 until such date.



         The following table sets forth the bid prices for the common stock on Nasdaq Bulletin Board, for the periods indicated adjusted to reflect the Reverse Split and the Stock Dividend. Trading during these periods was limited and sporadic. Therefore, the following quotes may not accurately reflect the true market value of the securities. Such prices reflect inter-dealer prices without retail markup or markdown or commissions and may not represent actual transactions. Information for 1997 and 1998 was compiled from information representing the daily inter-dealer bid activity during the period. Such information was not available from the Nasdaq Bulletin Board due to a lack of two complete inter-dealer postings during the period as is required by the Nasdaq Bulletin Board to publish such prices.

                                     1998 Bid                                 1997 Bid
                                     --------                                 --------
                               High                Low                High                Low
                               ----                ---                ----                ---
First Quarter                 $3.00              $1.25                $0.60              $0.50
Second Quarter                $2.50              $1.25                $1.10              $0.40
Third Quarter                 $1.75              $1.25                $1.20              $0.05
Fourth Quarter                $1.50              $0.55                $1.00              $0.50

         As of March 30, 1999, there were approximately 324 record holders of the Company's Common Stock.

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



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         FORWARD-LOOKING STATEMENTS. When used in this report, press releases and elsewhere by the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion and the Form 10-KSB, including particularly, but without limitation, those under the heading "Goals for 1999" may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: unanticipated changes in the U.S. economy, business conditions and interest rates and the level of growth in the finance and housing markets, the availability for purchases of additional loans, the status of relations between the Company and its Senior Debt Lender, the status of relations between the Company and its primary sources for loan purchases, , unanticipated difficulties in collections under loans in the Company's portfolio and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         LOAN AND OREO ACQUISITIONS. During the year ended December 31, 1998 ("fiscal 1998") the Company purchased 4,174 loans primarily second mortgages, with an aggregate face value of $84 million at an aggregate purchase price of $72 million or 86% of the face value and 5 OREO properties at an aggregate purchase price of $1.1 million compared with the purchase during the year ended December 31, 1997 ("fiscal 1997") of 771 loans with an aggregate face value of $47.7 million at an aggregate purchase price of $23.7 million or 49.7% of aggregate face value, and 107 OREO at an aggregate purchase price of $2.6 million. Acquisition of these portfolios was fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee.

         The Company believes these acquisitions of high yielding coupon loans will result in substantial increases in the level of interest income and purchase discount income during future periods. During the initial period following acquisitions, the Company incurs the carrying costs of the related Senior Debt and administrative costs of the new portfolios. Payment streams are only generated once the loans are incorporated into the Company's loan tracking system, contact with the borrower is made, and any non-performing loans are restructured or collection litigation initiated.

         Management intends to continue to expand the Company's earning asset base through the acquisition of additional portfolios including performing and non-performing real estate secured loans and OREO properties. The Company believes that its current infrastructure is adequate to service additional loans without any material increases in expenses.

         COST OF FUNDS. The decrease in the prime rate to 7.75% from 8.25%, on September 30, 1998 decreased the benchmark rate for the cost of funds on Senior Debt used to fund loan portfolio acquisitions, directly increasing net income. As of December 31, 1998, the Company had forty-eight loans outstanding with an aggregate principal balance of $131.9 million. Additionally the Company with Tribeca has lines of credit, which had an outstanding balance of $6.1 million at December 31, 1998. References herein to the Company's Senior Debt Lender or lending arrangements refer to such continuing lender.

         The majority of the loans purchased by the Company bear interest at a fixed rate; consequently, there was a corresponding change in interest income due to changes in market interest rate conditions. The weighted average interest rate on borrowed funds for the Senior Debt based on the balances as of December 31, 1998 and December 31, 1997 were 8.3% and 9.5%, respectively. Management believes that any future increases in the prime rate will negatively impact the net income of the Company while decreases may be expected to positively impact such net income.

         The impact of inflation on the Company's operations during both fiscal 1998 and 1997 was immaterial.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Total revenue, comprised of interest income, purchase discount earned, gains recognized on the bulk sale of notes, gain on sale of repossessed collateral, gain on sale of OREO, gain on sale of loans originated, rental income and other income, increased by $2,712,688 or 19%, to $16,996,886 during fiscal 1998, from $14,284,198 during fiscal 1997.

         Total revenue as a percentage of notes receivable in the Company's portfolio as of the last day of the fiscal year, net of allowance for loan losses and joint venture participation during fiscal 1998 was 12.4% as compared with 16.2% during fiscal 1997. This decrease reflected in part significant loan purchases during 1998. The income related to notes receivable typically lags behind the acquisition of the loans as the Company enters the new loans on its systems and begins to service the newly acquired loans.

         Interest income on notes receivable increased by $3,169,577 or 53%, to $9,147,553 during fiscal 1998 from $5,977,976 during fiscal 1997. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from the purchase of $85.million of performing loans and OREO during 1998, which increased the size of the Company's outstanding portfolio of notes receivable by 73%. The increase in interest income lagged behind the growth in the size of the Company's portfolio, measured at the last day of the year because many of the acquired loans were only owned by the Company for a portion of the fiscal year.

         Purchase discount earned decreased by $641,171 or 13%, to $4,330,610 during fiscal 1998 from $4,971,781 during fiscal 1997. The decrease in purchase discount earned reflected the Company's practice, initiated during 1996, of selling reperforming loans, which results in purchase discount which would otherwise be earned in subsequent periods being in part accelerated as gain on sale of loans and in part lost to the purchaser, a maturing of the Company's portfolio, and an increase in foreclosures of loans in the Company's portfolio, which converts the purchase discount into potential gain or loss on sale of OREO when the property is sold. The Company believes that the aggregate sales proceeds on its OREO portfolio will exceed the lower of cost or market value at which it is recorded resulting in a gain on sale.

         Gains from the bulk sale of loans decreased by $504,066 or 38%, to $827,067 during fiscal 1998 from $1,331,133 during fiscal 1997. The Company sold approximately $6.2 million and $7.7 million in face value notes receivable during 1998 and 1997, respectively. This decrease reflected a decrease in the aggregate amount of loans sold and the more favorable pricing of such sales in 1997.

         Gain on sale of originated notes, originated by Tribeca increased by $731,269, due to sales of $16,675,486 of loans during 1998 as compared with no sales during 1997 when Tribeca was in the start up phase.

         Gain on sale of OREO decreased by $822,160 or 79% to $222,984 during fiscal 1998 from $1,045,144 during fiscal 1997. The decrease resulted from a decrease in the number of properties sold during 1998 and an increase in the number of properties being held as rental properties. At December 31, 1998 the Company held 115 OREO properties for rent as compared with 73 OREO properties held for rent at December 31, 1997.

         Rental income increased by $504,563 or 170% to $800,983 from $ 296,420 during fiscal 1998. This increase was a result of an increase in the number of properties in the Company's portfolio for which the Company believes that renting produces a greater return than selling at the present time. Rental properties held at December 31, 1998 were 115 as compared to 73 at December 31, 1997.

         Other income increased by $274,676 or 42%, to $936,420 during fiscal 1998 from $661,744 during fiscal 1997. The increase was due partly to an increase of $138,065 in settlement income related to the Schultz settlements and an increase in various fees (credit, appraisal, application fees) associated with Tribeca loan originations.

         Total operating expenses increased by $3,239,369 or 22% to $18,288,268 during fiscal 1998 from $15,048,899 during fiscal 1997. Total operating expenses includes interest expense, collection, general and administrative expenses, provisions for loan losses, service fees, amortization of loan commitment fees and depreciation expense.

         Interest expense increased by $1,748,150 or 21%, to $10,098,640 during fiscal 1998 from $8,350,490 during fiscal 1997. Total debt increased by $53,009,702 or 62%, to $139,204,239 as of December 31, 1998 as compared with
$86,194,537 as of December 31, 1997. Interest expense did not increase in direct proportion with the change in senior debt because most of the senior debt was incurred in the latter part of year in connection with portfolio's of additional loans for the Company's portfolio. Total debt includes Senior Debt, debentures, lines of credit and loans from affiliates.

         Collection, general and administrative expenses increased by $1,749,226 or 30%, to $7,672,971 during fiscal 1998 from $5,923,745 during fiscal 1997. The primary components of collection, general and administrative expense are personnel expense, OREO related expense, litigation expense, office expense, and collection expense.

           Personnel expenses increased by $1,580,485 or 94%, to $3,267,353 during fiscal 1998 from $1,686,868 during fiscal 1997. Approximately 72% of the increase resulted from the staffing of Tribeca, while the remainder resulted from increases in staffing and the experience level of personnel in the Company's core business. OREO related expenses increased by $694,867 or 80%, to $1,558,508 during fiscal 1998 from $863,641 during fiscal 1997. This increase resulted from an increase in properties held as rental OREO properties during 1998 and increased foreclosure activity resulting from the growth in size of the Company's portfolio. Litigation expenses decreased by $508,613 or 37%, to $867,605 during fiscal 1998 from $1,376,218 during fiscal 1997. This decrease was primarily due to the quality and quantity of notes receivables purchased and the improved performance of the existing portfolio. Office expenses increased by $126,312 or 71%, to $ 303,204 during the fiscal 1998 from $176,892 primarily due to the opening of Tribeca offices (since closed) in Maryland, Connecticut, New Jersey, and Florida. Other collection expenses decreased $143,827 or 8% to $ 1,676,300 during fiscal 1998 from $1,820,127 during fiscal 1997. This decrease resulted primarily from higher miscellaneous expenses incurred during 1997 and compared to 1998 and also lower franchise taxes payable in 1998 as compared to 1997.

         Provisions for loan losses decreased by $121,380 or 64%, to $69,741 during fiscal 1998 from $191,121 during fiscal 1997. This decrease reflects the improved performance during fiscal 1998 of the Company's portfolio. Bad debt expense expressed as a percentage of face value of notes receivable as of the last day of such years for fiscal 1998 and fiscal 1997 was approximately 0.04% and 0.16%, respectively. Provisions for loan losses are incurred as soon as the valuation of the asset diminishes and there is no unamortized discount remaining associated with that asset.

         Banking service fees decreased by $31,520 to $0 during fiscal 1998 from $31,520 during fiscal 1997 as a result of the elimination of service fees charged by the Company's Senior Debt Lender effective March 1997.

         Amortization of deferred financing costs decreased by $116,291 or 24%, to $363,219 during fiscal 1998 from $479,510 during fiscal 1997. This decrease resulted from a decrease in the number and dollar amount of loans and OREO sold, which sales generally accelerate the amortization of financing costs. On December 31, 1998 and December 31, 1997 deferred financing costs as percentage of Senior Debt outstanding was 1.19% and 1.39%, respectively.

         Depreciation expense increased by $11,184 or 15%, to $83,697 during fiscal 1998 from $72,513 during fiscal 1997. This increase resulted from an increase in depreciable assets owned by the Company.

         The Company's operating loss increased by $526,681 or 69% to a loss of $1,291,382 during fiscal 1998 from a loss of $764,701 during fiscal 1997 for the reasons set forth within.

         The Company took a $1,500,000 Special Charge to income during fiscal 1997 in order to create a reserve for what it had discovered to be the impaired value of a portfolio of notes receivable purchased by the Company from Preferred Credit Corporation, in connection with which purchase the Company believes it was defrauded. The portfolio was purchased for approximately $1,800,000 and the Company currently expects approximately $300,000 of the notes receivable in the portfolio to be collectible. The Company is currently vigorously pursuing legal remedies from PCC and has been advised by its litigation counsel that it has a substantial probability of prevailing in such suit. See "Part I. Item 3. Legal Proceedings."

         During 1998, there was no provision for income taxes due to the operating loss compared to a benefit of $1,698,803 during fiscal 1997.

         Net income decreased by $725,484 or 128% to a loss of $1,291,382 during fiscal 1998 from a loss of $565,898 during fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

          GENERAL. During fiscal 1998 the Company purchased 4,174 loans with an aggregate face value of $84 million at an aggregate purchase price of $72 million or 86% of the face value and 5 OREO properties with an aggregate purchase price of $1.1 million. During fiscal 1997, the Company purchased 771 loans with an aggregate face value of $47.7 million at an aggregate purchase price of $23.7 million or 49.7% of aggregate face value, and 107 OREO properties with an aggregate purchase price of $2.6 million. This increase reflected the Company's new focus of acquiring high yielding coupon loans and the ability of the Company to bid competitively on portfolio acquisitions as a result of the reduction in its cost of funding relative to the prime rate and the increased activity to cultivate additional business.


     GOALS FOR 1999. The following disclosure reflects the Company's current expectations of its plan for 1999. Such plans are subject to general risks and uncertainties, including, without limitation those set forth above under the heading "Forward Looking Statement". Such plans are subject to change without notice and the Company does not undertake to update this discussion for such changes. The Company plans to pursue acquisitions of approximately $100 million of additional notes receivable and OREO in 1999. Acquisitions of notes receivable is expected to be focused on performing loans, in order to enable the Company to capture larger interest spreads. The Company's acquisition of non-performing assets is expected to be limited to non-performing assets that offer a special profit opportunity and fit into its overall portfolio mix.

       Acquisitions of OREO are expected to focus on higher value properties, where the underwriting criteria can give the Company reasonable assurance that there will be enough equity to allow the Company to earn a sufficient return on the investment.

       The Company believes that these strategies will permit an increase in the size of its portfolio with a less than proportionate increase in overhead. The acquisition of a higher percentage of performing loans is expected to reduce the high legal and OREO costs that have previously negatively impacted earnings.

Tribeca will continue in 1999 to focus on retail loan originations, primarily from the servicing database of the Company. The Company has refocused Tribeca's operations by closing its wholesale offices and reducing personnel operating from Tribeca's 99 Hudson Street location. The Company is seeking through these newly refocused strategies to limit any loss related to Tribeca's continued development in 1999 to $200,000. Thus far in 1999, the Company has made $5.6 million of acquisitions, of notes receivable. The Company is currently in various stages of acquiring an additional $21 million of notes receivable although there can be no assurance that such acquisitions will be consummated. The Senior Debt Lender has recently advanced the Company $2 million, to enable the Company to post a bid bond on certain of these acquisitions. The Senior Debt Credit facility and the continuing willingness of the Senior Debt Lender to extend additional credit to the Company on favorable terms is critical to the successful implementation of the Company's 1999 goals.

             LIQUIDITY. The Company's portfolio of notes receivable at December 31, 1998 had a face value of $158.7 million and included net notes receivable of approximately $115.8 million. Net notes receivable are stated at the amount of unpaid principal, reduced by purchase discount, an allowance for loan losses, and joint venture participation. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or sale if it is economically advantageous to do so.


         During fiscal 1998, the Company used cash in the amount of $13.3 million in its operating activities primarily for interest expense, overhead, ordinary litigation expense incidental to its collections and for the foreclosure and improvement of OREO. The Company used $38 million in its investing activities, which reflected primarily the use of $72.8 million for the purchase of notes receivable and OREO offset by principal collections upon its notes receivable of $21.6 million proceeds from sales of OREO of $7.7 million was funded by $53.6 million of net cash provided by financing activities, primarily from a net increase in Senior Debt of $48.5 million. The above activities resulted in a net increase in cash at December 31, 1998 over December 31, 1997 of $2.3 million

         In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at December 31, 1998 and 1997, the Company held OREO recorded in the financial statements at $10.3 million and $11.8 million, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or fair market value. The Company believes that the OREO inventory held at December 31, 1998 has a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $10.3 million based on market analyses of the individual properties less the estimated closing costs. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it is economically beneficial to do so.


         OPERATING EXPENSES OF TRIBECA. During 1998, Tribeca incurred an operating loss of approximately $1.2 million. This loss stemmed from substantial start-up costs and an increase in operating expenses without a corresponding increase in revenues. The Company funded the start-up of Tribeca with $1.1 million of proceeds from the refinancing of two loan portfolios through its Senior Debt Lender. Additionally, such lender has provided Tribeca with a warehouse line of credit of $5.0 million. Tribeca began originating mortgages on September 1, 1997. There can be no assurances that Tribeca will earn a profit in the future, however, management believes that Tribeca's existing cash balances, credit lines, and anticipated cash flow from operations will provide sufficient working capital resources for Tribeca's anticipated operating needs.



CASH FLOW FROM OPERATING AND INVESTING ACTIVITIES

         Substantially all of the assets of the Company are invested in its portfolios of notes receivable and OREO. The Company's primary source of cash flow for operating and investing activities is collections on notes receivable and gain on sale notes and OREO properties.

         At December 31, 1998, the Company had unrestricted cash, cash equivalents and marketable securities of $5.1 million. A portion of the Company's available funds may be applied to fund acquisitions of companies or assets of companies in complementary or related fields. Although the Company from time to time engages in discussions and negotiations, it currently has no agreements with respect to any particular acquisition. This may cause the Company to incur additional capital expenditures, outside the acquisitions of additional notes receivable.


        In December 1998, in connection with continuing increases in the availability extended to the Company, the Company's Senior Debt agreement was amended to provide that interest on Senior Debt incurred to finance portfolio acquisitions after December 1, 1998 accrues at the prime rate plus .50%. At December 31, 1998 the weighted average interest rate on Senior Debt was 8.32%. The Senior Debt Lender has advised the Company that as of December 31, 1998 there was $ 82.1 million of Senior Debt available to be used by the Company to purchase additional portfolios of mortgage loans and OREO.

CASH FLOW FROM FINANCING ACTIVITIES

         SENIOR DEBT. As of December 31, 1998, the Company owed an aggregate of $131.9 million to the Senior Debt Lender, under 48 loans.

         The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest at variable rates with a premium of between 0% and 1.75% over the prime rate. The accelerated payment provisions are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a further amount to be applied toward additional principal reduction from available cash after scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the minimum scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow, which is available to the Company.

         In October 1997, the Company negotiated with its Senior Debt Lender a modification to the Senior Debt obligation, which increases the cash flow available to the Company for operations. The outstanding balances were re-amortized, thereby increasing the amount of cash available for the Company's monthly operating cost allocation. Management believes that this modification may reduce irregular periods of cash flow shortages arising from operations. The Senior Debt Lender has provided the Company with a cash advance of $600,000 per month for the first quarter of the year increasing the monthly cash advance from $425,000 per month. Management believes that sufficient cash flow from the collection of notes receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of notes receivable, the bulk sale of performing loan portfolios, sales and rental of OREO, continued modifications to the secured debt credit agreements or additional borrowing, to repay the current liabilities arising from operations and to repay the long term indebtedness of the Company.

         Certain of the Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The restricted cash is maintained in an interest bearing account, at the Company's Senior Debt Lender. Restricted cash may be accessed by the Senior Debt Lender only upon the Company's failure to meet the minimum monthly payment due if collections from notes receivable securing the loan are insufficient to satisfy the installment due. Historically, the Company has not called upon these reserves. The aggregate balance of restricted cash in such accounts was $1,103,446 on December 31, 1998 and $990,466 on December 31, 1997.

Total Senior Debt funding capacity was $200 million at March 29, 1999 of which approximately $131.9 million had been drawn down as of such date. Additionally the Senior Debt Lender has verbally informed the Company that it will not deem approximately $14.3 million of Senior Debt that it had syndicated to other banks as of such date as outstanding for purposes of determining availability under the Senior Debt Facility. As a result, the Company has approximately $82.4 million available to purchase additional portfolios of notes receivable and OREO.

             The Company's Senior Debt Lender has provided Tribeca with a warehouse line of credit of $5 million. The Company at year-end had an additional line of credit from another bank of $ 7 million. At December 31, 1998, the Company had drawn down $5.6 million on the two lines.

         12% DEBENTURES. In connection with the acquisition of a loan portfolio during 1994, the Company offered to investors $750,000 of subordinated debentures. As of December 31, 1998 and December 31, 1997, $176,250 and $352,500, respectively, of these debentures were outstanding. The 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over four years in sixteen equal installments of $44,062 that commenced March 31, 1996. The 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

         HARRISON FIRST CORPORATION 12% DEBENTURES. In connection with the acquisition of a loan portfolio during 1995, the Company offered to investors $800,000 of subordinated debentures of which $555,000 were issued. As of December 31, 1998 and 1997, $421,800 and $510,600 respectively, of these debentures were outstanding. The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over three years in ten equal quarterly installments of $22,200 which payments commenced on September 30, 1997 with the remaining balloon payment of $333,000 due June 30, 2000. The Harrison 1st 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

         LINES OF CREDIT. The Company has a line of credit with the Senior Debt Lender permitting it to borrow a maximum of approximately $1,500,000 at a rate equal to the bank's prime rate plus two percent per annum. Principal repayment of the lines is due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the lines of credit as of December 31, 1998 and December 31, 1997, were $450,415 and $916,957 respectively. Advances made under the line of credit were used to satisfy senior lien positions and fund property capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding lines of credit and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company which the Company may be required to hold as rental property to maximize its return.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

See Item 4 of the Company's 8-K as filed with the Securities and Exchange Commission on July 2, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT.

                                              Year First           Current Term
                                               Elected              as Director
Name                           Age             Director               Expires                      Office
----                           ---             --------               -------                      ------
Allan R. Lyons                 58                1994                   1999           Director
William F. Sullivan            49                1996                   1999           Director
Michael Bertash (1)            46                1998                   1999           Director
Thomas J. Axon                 47                1988                   2000           President, Chief Executive
                                                                                       Officer and Director
Frank B. Evans                 47                1994                   2000           Director
Steven W. Lefkowitz            43                1996                   2000           Director
Joseph Bartfield               44                1994                   2001           Director
Joseph Caiazzo                 41                1994                   2001           Vice President, Chief
                                                                                       Operating Officer and Director

Robert M. Chiste               52                1994                   2001           Director

(1) ELECTED BY THE BOARD OF DIRECTORS TO SERVE THE UNEXPIRED PORTION OF EUGENE WILKINSON'S TERM. MR. WILKINSON RESIGNED EFFECTIVE DECEMBER 31, 1998 TO PURSUE OTHER BUSINESS INTERESTS.

                                CLASS 1 DIRECTORS
                            WITH TERMS EXPIRING 2001

         Joseph Bartfield has practiced law in New York State since 1980. From 1988 until September 1997 Mr. Bartfield was self-employed as an attorney, specializing in commercial litigation and commercial arbitration. Since September 1997, Mr. Bartfield has been a partner in RMTS Associates LLC. ("RMTS"), an insurance consulting and underwriting business with emphasis in professional sports, medical stop loss insurance and large risk management. RMTS is a partnership in which Mr. Axon is also a partner. Mr. Bartfield graduated from New York Law School and holds a master's degree in political science from Long Island University.

         Joseph Caiazzo has served as Vice President and Chief Operating Officer since March of 1996. From August 1989 to March 1996, Mr. Caiazzo served as corporate controller of R.C. Dolner, Inc., a general contractor. Mr. Caiazzo holds a Bachelor of Science from St. Francis College and a Masters of Business Administration in Finance from Long Island University.

         Mr. Chiste has been Chairman and Chief Executive Officer of TriActive Technologies, Inc. since July, 1998. He was President, Industrial Services Group, of Philip Services Corp, from August 1997 to July 1998. He served as Vice Chairman of Allwaste, Inc. ("Allwaste"), a provider of industrial and environmental services, from May 1997 through July 1997, President and Chief Executive Officer of Allwaste from November 1994 through July 1997 and a director of Allwaste from January 1995 through August 1997. Philip Services Corp. acquired Allwaste effective July 31, 1997. Mr. Chiste served as Chief Executive Officer and President of America National Power, Inc., a successor company of Transco Energy Ventures Company, from its inception in 1986 until August 1994. During the same period he served as Senior Vice President of Transco Energy Company. Mr. Chiste also serves as a director of Innovative Valve Technology, Inc. and Pentacon, Inc. Mr. Chiste holds a Bachelor of Science with honors in mathematics from Trenton State College, a J.D. cum laude from Rutgers University School of Law and a Master of Business Administration cum laude from Rutgers University School of Management.

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

         Mr. Bertash has been a Senior Vice President with J. & W. Seligman &. Co., an investment management firm, since 1997. Mr. Bertash was an Associate Director of the asset management division of Bear, Stearns & Co. Inc., a worldwide investment bank and brokerage firm, from 1991 to 1997. In December 1998, Mr. Bertash was elected by the Board of Directors to fill the remainder of the unexpired term of Mr. Wilkinson, who resigned from the Board to pursue other interests. Mr. Bertash holds a Bachelor of Science in Operations Research from Syracuse University and a Master in Business from New York University.


                                CLASS 3 DIRECTORS
                            WITH TERMS EXPIRING 2000

         Thomas J. Axon has served as President, Chief Executive Officer and Chairman of Board of Directors of the Company since December 30, 1994. Mr. Axon also served as Director of Franklin Credit Management Corporation ("Franklin") from May 1988 until the merger of Franklin and Miramar Resources, Inc. in December 1994 (the "Merger") and President of Franklin from October 8, 1991 until the Merger. Since 1985, Mr. Axon has been the President and principal owner of RMTS Associates, LLC. Mr. Axon holds a Bachelor of Arts in economics from Franklin and Marshall College and attended the New York University Graduate School of Business.

         Frank B. Evans, Jr. had served as Vice President, Treasurer Secretary and Chief Financial Officer of the Company since December 30, 1994 until November 15, 1998. Mr. Evans also served as the Secretary,

Treasurer, a Vice President and a Director of Franklin from its inception in 1990 until the Merger. Mr. Evans has served as CEO of Earthsafe Corporation, a McLean, Virginia firm that designs and supplies environmental compliance systems, since its inception in 1990. Mr. Evans is a Certified Public Accountant and holds a Bachelor of Science from the University of Maryland and a Masters in Business from the University of Southern California.

         Steven W. Lefkowitz has served as the founder and President of Wade Capital Corporation, a privately held investment firm organized since 1990. From 1988 to 1990, Mr. Lefkowitz served as a Vice President of Corporate Finance for Drexel Burnham Lambert, Incorporated, where he had been employed since 1985. Mr. Lefkowitz serves on the Board of Directors of Allstate Financial Corp., a publicly traded financial services company, as well as several private companies. Mr. Lefkowitz holds a Bachelor of Arts in history from Dartmouth College and a Masters in Business Administration from Columbia University.


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

         Based solely on review of the copies of such reports furnished to the Company, the Company believes that during fiscal 1998 all Section 16(a) filing requirements applicable to its Officers, Directors and ten percent stockholders were complied with.


ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth compensation earned by or paid to Thomas J. Axon, the Chief Executive Officer of the Company and Joseph Caiazzo, the Chief Operating Officer of the Company (collectively the "Named Executive Officers"). No other executive officers of the Company earned over $100,000 in salary and bonus during the fiscal year ended December 31, 1998:

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL                      LONG-TERM COMPENSATION
                                          COMPENSATION                           AWARDS
                                   ------------------------------      ----------------------------
                                                          OTHER                         SECURITIES
                                                          ANNUAL       RESTRICTED       UNDER-LYING
                        FISCAL                            COMPEN-      STOCK AWARD       OPTIONS/
NAME AND PRINCIPAL       YEAR      SALARY     BONUS       SATION           (s)             SARs
POSITION                            ($)        ($)          ($)            ($)             (#)
---------------------------------------------------------------------------------------------------
Thomas J. Axon-          1998        --         --        7,000(1)          --              --
Chief Executive          1997        --         --        7,000(1)          --              --
Officer                  1996        --         --        7,000(1)          --              --
-------------------------------------------------------------------------------------------------
Joseph Caiazzo-Chief     1998     $140,000      --           --             --              --
Operating Officer        1997     $145,577      --           --             --              --
                         1996      $91,527      --           --             --           100,000(2)

(1)      Represents health insurance benefits received by Mr. Axon.

(2) Represents options to purchase shares of the Company's Common Stock granted on March 25, 1996 at $1.56 per share, 50,000 of which vested upon grant and 50,000 of which vested on March 26, 1998.

         The following table sets forth the aggregate value, realized gain, and number of options granted to the Named Executive Officers.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES


                        SHARES                        NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN-THE-
                       ACQUIRED         VALUE         UNEXERCISED OPTIONS/SARs AT FY-           MONEY OPTIONS/SARs AT
                       EXERCISE        REALIZED                     END                                FY-END
                    ----------------------------------------------------------------------------------------------------
NAME                      #              ($)          EXERCISABLE        UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------
Thomas J. Axon           --              --                --                  --               --                --
Joseph Caiazzo           --              --             100,000                 0               --                --

(1)      Based upon a $1.50 share price at December 31, 1998.


         EMPLOYMENT AGREEMENTS.

         Joseph Caiazzo, serves as Chief Operating Officer of the Company under a five-year contract for annual compensation of $125,000 (which has been increased by the Company to $135,000), expiring on March 24, 2001. In addition, under his employment contract Mr. Caiazzo will receive a bonus of 3.5% of post tax profits of the Company in any fiscal year in excess of $500,000. Mr. Caiazzo also received a grant of

100,000 options to purchase Common Stock, of which 50,000 vested upon grant and 50,000 vested on March 26, 1998.

         Peter Spielberger, serves as Chief Financial Officer of the Company, under a one-year contract for annual compensation of $150,000 expiring on July 12, 1999. Under his employment contract Mr. Spielberger will receive a bonus of $30,000 in April 1999. Mr. Spielberger also received a grant of 100,000 options to purchase Common Stock, exercisable at a purchase price of $ 1.57 per share of which 50,000 vested upon grant and 50,000 vest on July 12, 1999.


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of March 15, 1999, the number of shares of Common Stock and the percentage of the Company's Common Stock beneficially owned by (i) each person known (based solely on Schedules 13D or 13G filed with the Securities and Exchange Commission (the "Commission") to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each Director and nominee for Director of the Company, (iii) the Named Executive Officers, and (iv) all Directors and executive Officers of the Company as a group (based upon information furnished by such persons). Under the rules of the Commission, a person has beneficial ownership of Common Stock if the power or shares the power to vote or direct the disposition of such security or the power to dispose of or to direct the disposition of such security. In general, a person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed a beneficial owner of the same securities.


NAME                               NUMBER            PERCENT
----                               ------            -------
Thomas J. Axon(1)(2)             3,112,990            52.6%
Frank B. Evans, Jr.(1)(3)          897,960            15.2%
Joseph Caiazzo(1)(4)               123,550             2.1%
Joseph Bartfield(1)(5)             162,290             2.7%
Robert M. Chiste(1)(5)              65,055             1.1%
Allan R. Lyons(1)(5)                32,500               *
William F. Sullivan(1)(6)           32,200               *
Michael Bertash(1)                       0               *
Steven Lefkowitz(1)(7)             149,500             2.5%
Vincent A. Merola(8)               295,935             5.0%
Peter Spielberger(1)(9)             50,000               *

All Directors and officers as a
  Group (10 persons)(10)         4,626,045            74.9%

* Indicates beneficial ownership of less than one (1%) percent. Percentages are based on 5,917,295 of common stock outstanding.

(1) Mailing address: C/O Franklin Credit Management Corporation, Six Harrison Street, New York, New York 10013.

(2) Does not include 11,610 shares beneficially owned by Mr. Axon's mother, Ann Axon, with respect to which shares Mr. Axon disclaims beneficial ownership. Includes 1,030 shares owned of record by him as custodian for a minor child.

(3) Does not includes 5,225 shares beneficially owned by Mr. Evans' father Frank Evans and 20,720 shares owned by Mr. Evans' wife Karen Evans, with respect to which shares Mr. Evans disclaims beneficial ownership. Includes 20,000 shares held by Mr. Evans as custodian for his four minor children.

(4) Includes 100,000 shares issuable upon exercise of options exercisable within sixty days.

(5) Includes 5,000 shares issuable upon exercise of options exercisable within sixty days.

(6) Includes 2,500 shares issuable upon exercise of options exercisable within sixty days.

(7) Includes 87,000 shares issuable upon exercise of warrants exercisable within sixty days and 2,500 shares issuable upon exercise of options exercisable within sixty days.

(8)  Mr. Merola's mailing address is P.O Box 769 Tannersville, PA 18372-0769.

(9) Includes 50,000 shares issuable upon exercise of options exercisable within sixty days.

(10) Includes 170,00 shares issuable upon exercise of options exercisable within sixty days and 87,000 shares issuable upon exercise of warrants exercisable within sixty days.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION.

         Mr. Axon, the Company's President, Chief Executive Officer and Chairman purchased from the Company a Florida condominium unit subject to considerable title defects, held by the Company in its OREO inventory available for sale. The consideration included forgiveness of $ 184,335 of indebtedness of the Company to Axon Associates, Inc. and issuance by Mr. Axon of a note to the Company in the amount of $234,165. The note bears interest at a rate of 8% per annum, is secured by the condominium property, and is due January 1, 2001 but can be extended by Mr. Axon to June 1, 2001. The Company believes that the terms of the sale were at least as advantageous to the Company as those available from an arms-length purchaser.

         As of December 31, 1998, the Company also had indebtedness of $164,897 outstanding to RMTS in respect of a November 1996 advance under a line of credit provided to the Company by RMTS to fund deposits required in connection with bids at portfolio auctions. The indebtedness bears interest at a rate of 10.5% per annum.

         On April 2, 1997, the Company entered into a letter agreement with Wade Capital Corporation ("WCC"), of which Steven W. Lefkowitz, a member of the Company's Board of Directors, serves as President, pursuant to which WCC was retained through April 30, 1998 to provide financial advisory services to the Company. Pursuant to such agreement, WCC was granted 87,000 warrants to purchase Common Stock at $1.56 per share and receives $2,500 per month for the duration of the agreement. The Company and Mr. Lefkowitz have extended this agreement to April 30, 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.




                                     PART IV

(a)                                        EXHIBIT TABLE

       EXHIBIT NO.   DESCRIPTION
       -----------   -----------
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

       10(d)         Employment Agreement, dated December 4, 1996, between the
                     Company and Joseph Caiazzo.

       10(e)         Agreement dated March 29, 1997 between the Company and the
                     Citizens Banking Company.

       10(f)         Loan and Real Estate Purchase Agreement dated September
                     17,1998 by and among Franklin credit Management Corporation and Home Gold Financial Inc. f/k/a Emergent Mortgage Corp.

       10(g) Form of Subscription Agreement and Investor Representation, dated as of September 8,1998 between the Company and certain subscribers.

       10(h)         Loan Purchase Agreement dated December 31,1998 between the
                     Company and Thomas Axon, corporate General Partner .(Filed herewith)

       10(i) Promissory Note between Thomas J. Axon and the Company dated December 31,1998.(Filed herewith)

                                   SIGNATURES


         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 1999                FRANKLIN CREDIT MANAGEMENT

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

Signature                           Title                                       Date
THOMAS J. AXON                      President, Chief Executive Officer          April 15, 1999
-----------------------------       and Director                                --------------
Thomas J. Axon
(Principal executive officer)


PETER SPIELBERGER                   Executive Vice President and                April 15, 1999
-----------------------------       Chief Financial Officer                     --------------
Peter Spielberger
(Principal financial and
accounting officer)


JOSEPH CAIAZZO                      Vice President, Chief Operating             April 15, 1999
-----------------------------       Officer and Director                        --------------
Joseph Caiazzo

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS


                                                                         PAGE
INDEPENDENT AUDITORS' REPORT                                                   1

FINANCIAL STATEMENTS FOR THE YEARS ENDED
   DECEMBER 31, 1998 AND 1997:

   Consolidated Balance Sheets                                               F-2

   Consolidated Statements of Operations                                     F-3

   Consolidated Statements of Stockholders' Equity                           F-4

   Consolidated Statements of Cash Flows                                     F-5

   Notes to Consolidated Financial Statements                         F-6 - F-24

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Franklin Credit Management Corporation and Subsidiaries

We have audited the consolidated balance sheets of Franklin Credit Management Corp. and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



April 12, 1999

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

ASSETS                                                                                 1998               1997
CASH AND CASH EQUIVALENTS                                                         $   5,119,906      $   2,783,920

RESTRICTED CASH                                                                       1,103,446            990,466

NOTES RECEIVABLE:
  Principal                                                                         158,730,622        115,965,158
  Joint venture participations                                                         (301,990)          (321,460)
  Purchase discount                                                                 (20,435,067)       (16,175,518)
  Allowance for loan losses                                                         (22,168,345)       (27,424,641)
                                                                                  -------------      -------------

           NET NOTES RECEIVABLE                                                     115,825,220         72,043,539

LOANS HELD FOR SALE                                                                   5,699,577          3,702,723

ACCRUED INTEREST RECEIVABLE                                                           1,924,601            929,908

OTHER REAL ESTATE OWNED                                                              10,357,181         11,806,473

OTHER RECEIVABLES (including $234,165 and $0 receivable from related parties)         1,231,667            695,471

DEFERRED TAX ASSET                                                                    1,842,932          1,479,939

OTHER ASSETS                                                                          1,453,158            735,075

BUILDING, FURNITURE AND FIXTURES - Net                                                  751,512            729,285

DEFERRED FINANCING COSTS                                                              1,582,227          1,161,437
                                                                                  -------------      -------------

TOTAL ASSETS                                                                      $ 146,891,427      $  97,058,236
                                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                                           $   2,946,071      $   2,938,340
  Lines of credit                                                                     6,197,803          1,376,403
  Notes payable                                                                     132,227,257         83,643,550
  203(k) rehabilitation escrows payable                                                  72,386          2,828,239
  Subordinated debentures                                                               598,050            863,100
  Notes payable, affiliates and stockholders                                            181,129            311,484
  Deferred tax liability                                                              1,922,991          1,559,998
                                                                                  -------------      -------------

           TOTAL LIABILITIES                                                        144,145,687         93,521,114
                                                                                  -------------      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 10,000,000 authorized shares; issued
    and outstanding: 5,916,527 and 5,516,527                                             59,167             55,167
  Additional paid-in capital                                                          6,985,968          6,489,968
  Accumulated deficit                                                                (4,299,395)        (3,008,013)
                                                                                  -------------      -------------

           TOTAL STOCKHOLDERS' EQUITY                                                 2,745,740          3,537,122
                                                                                  -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 146,891,427      $  97,058,236
                                                                                  =============      =============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                         1998              1997
REVENUES:
  Interest income                                $  9,147,553      $  5,977,976
  Purchase discount earned                          4,330,610         4,971,781
  Gain on sale of notes receivable                    827,067         1,331,133
  Gain on sale of notes originated                    731,269                --
  Gain on sale of other real estate owned             222,984         1,045,144
  Rental income                                       800,983           296,420
  Other                                               936,420           661,744
                                                 ------------      ------------

                                                   16,996,886        14,284,198
                                                 ------------      ------------

OPERATING EXPENSES:
  Interest expense                                 10,098,640         8,350,490
  Collection, general and administrative            7,672,971         5,923,745
  Special charge                                           --         1,500,000
  Provision for loan losses                            69,741           191,121
  Bank service fees                                        --            31,520
  Amortization of deferred financing costs            363,219           479,510
  Depreciation                                         83,697            72,513
                                                 ------------      ------------

                                                   18,288,268        16,548,899
                                                 ------------      ------------

LOSS BEFORE BENEFIT FOR INCOME
  TAXES                                            (1,291,382)       (2,264,701)

BENEFIT FOR INCOME TAXES                                   --         1,698,803
                                                 ------------      ------------

NET LOSS                                         $ (1,291,382)     $   (565,898)
                                                 ============      ============

NET LOSS PER COMMON SHARE:
  Basic                                          $      (0.23)     $      (0.10)
                                                 ============      ============

  Dilutive                                       $      (0.23)     $      (0.10)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                       5,640,363         5,516,527
                                                 ============      ============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1997


                                        COMMON STOCK            ADDITIONAL
                                        ------------             PAID-IN         ACCUMULATED
                                   SHARES         AMOUNT         CAPITAL           DEFICIT           TOTAL
BALANCE, DECEMBER 31, 1996        1,102,077     $    11,022     $ 6,534,113      $(2,442,115)     $ 4,103,020

  Four-for-one stock dividend     4,414,450          44,145         (44,145)              --               --

  Net loss                                                                          (565,898)        (565,898)
                                  ---------     -----------     -----------      -----------      -----------

BALANCE, DECEMBER 31, 1997        5,516,527     $    55,167     $ 6,489,968      $(3,008,013)     $ 3,537,122

  Private placement                 400,000           4,000         496,000               --          500,000

  Net loss                                                                        (1,291,382)      (1,291,382)
                                  ---------     -----------     -----------      -----------      -----------

BALANCE, DECEMBER 31, 1998        5,916,527     $    59,167     $ 6,985,968      $(4,299,395)     $ 2,745,740
                                  =========     ===========     ===========      ===========      ===========




See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                           1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $ (1,291,382)     $   (565,898)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Gain on sale of notes receivable                                       (827,067)       (1,331,133)
    Special charge                                                               --         1,500,000
    Gain on sale of other real estate owned                                (222,984)       (1,045,144)
    Depreciation                                                             83,697            72,513
    Amortization of deferred financing costs                                363,219           479,510
    Purchase discount earned                                             (4,330,610)       (4,971,781)
    Provision for loan losses                                                69,741           191,121
    Deferred tax (benefit) provision                                             --        (1,698,803)
    Changes in assets and liabilities:
      (Increase) decrease in accrued interest receivable                   (994,693)          202,462
      Increase in other receivables                                        (536,196)         (274,079)
      Increase in other assets                                             (718,083)          (30,380)
      Increase in loans held for sale                                    (1,996,854)       (3,702,723)
      Increase in accounts payable and accrued expenses                       7,731         1,064,073
      Decrease in notes payable, affiliates and stockholders               (130,355)          (61,734)
      (Decrease) increase in 203(k) rehabilitation escrows payable       (2,755,853)        2,828,239
                                                                       ------------      ------------

           Net cash used in operating activities                        (13,279,689)       (7,343,757)
                                                                       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in restricted cash                                              (112,980)         (161,621)
  Purchase of other real estate owned                                    (1,100,809)       (2,571,459)
  Purchase of notes receivable                                          (71,753,755)      (23,705,563)
  Principal collections on notes receivable                              21,669,970        15,438,035
  Joint venture participation                                               (19,470)          (38,936)
  Acquisition and loan fees                                                (797,694)         (282,072)
  Foreclosures on real estate                                            (4,915,798)       (8,645,655)
  Reclassification of notes receivable for foreclosures                   5,243,674         5,347,716
  Proceeds from sale of other real estate owned                           7,762,586         4,822,718
  Proceeds from sale of notes receivable                                  6,123,911         7,382,329
  Purchase of building, furniture and fixtures                             (124,018)         (161,049)
                                                                       ------------      ------------

           Net cash used in investing activities                        (38,024,383)       (2,575,557)
                                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                            74,018,327        30,626,654
  Principal payments of notes payable                                   (25,434,619)      (20,521,969)
  Proceeds from private placement                                           500,000                --
  Proceeds from line of credit                                           26,789,536         1,302,591
  Payments on line of credit                                            (21,968,136)         (510,106)
  Principal payments of subordinated debentures                            (265,050)         (161,900)
                                                                       ------------      ------------

           Net cash provided by financing activities                     53,640,058        10,735,270
                                                                       ------------      ------------

NET INCREASE IN CASH                                                      2,335,986           815,956

CASH, BEGINNING OF YEAR                                                   2,783,920         1,967,964
                                                                       ------------      ------------

CASH, END OF YEAR                                                      $  5,119,906      $  2,783,920
                                                                       ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for interest                                           $  8,843,698      $  8,333,722
                                                                       ============      ============

  Cash (receipts) payments for taxes                                   $    (37,878)     $     38,371
                                                                       ============      ============


See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997


1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS - Franklin Credit Management Corporation (the "Company"), incorporated under the laws of the State of Delaware, acquires performing, nonperforming, nonconforming and subperforming notes receivable and promissory notes from financial institutions, and mortgage and finance companies. The Company services and collects such notes receivable through enforcement of terms of original note, modification of original note terms and, if necessary, liquidation of the underlying collateral.

         In January 1997, a wholly owned subsidiary was formed, to originate or purchase, sub prime residential mortgage loans to individuals whose credit histories, income and other factors cause them to be classified as nonconforming borrowers.

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

         NOTES RECEIVABLE AND INCOME RECOGNITION - The notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions, and mortgage and finance companies. Such notes receivable are generally nonperforming or underperforming at the time of purchase and, accordingly, are usually purchased at a discount from the principal balance remaining.

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

         ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses, a material estimate which could change significantly in the near-term, is initially established by an allocation of the purchase loan discount based on the management's assessment of the portion of purchase discount that represents uncollectable principal. Subsequently, increases to the allowance are made through a provision for loan losses charged to expense and the allowance is maintained at a level that management considers adequate to absorb potential losses in the loan portfolio.

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

         INCOME TAXES - The Company recognizes income taxes under an asset and liability method. Under this method, deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the financial statement carrying amounts of existing assets and liabilities and their respective basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that, some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

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

         The reconciliation is as follows:

                                     FOR THE YEAR ENDED                         FOR THE YEAR ENDED
                                      DECEMBER 31, 1998                          DECEMBER 31, 1997

                            INCOME          SHARES       PER SHARE      INCOME         SHARES       PER SHARE
                          (NUMERATOR)    (DENOMINATOR)    AMOUNT     (NUMERATOR)    (DENOMINATOR)     AMOUNT
Net (loss) income         $(1,291,382)                               $  (565,898)

Basic and diluted EPS     $(1,291,382)     5,640,363      $(0.23)    $  (565,898)     5,516,527     $(0.10)
                          ===========      =========       =====     ===========      =========      =====

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

      BUSINESS SEGMENTS - During 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("FAS 131"), Disclosures about Segments of an Enterprise and Related Information. FAS 131 supersedes FAS 14, Financial Reporting for Segments of a Business

      Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or the financial position of the Company but did affect the Company's footnote disclosures (Note 13).

      COMPREHENSIVE INCOME - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income in 1998, so its net loss was the same as its comprehensive loss.

      RECENT PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). The Company is required to implement FAS 133 on January 1, 2000. FAS 133 require that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company does not believe that it will have any effect on its results of operations and financial position.

2.    NOTES RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

         Notes receivable consists principally of real estate mortgage as of December 31, 1998 and 1997 and are classified as follows:

                                                  1998                 1997
Real estate secured                          $ 145,114,466        $  92,920,679
Consumer, unsecured                              2,188,205           12,175,541
Mobile homes                                     9,523,867            3,641,000
Other                                            1,904,084            7,227,938
                                             -------------        -------------

                                               158,730,622          115,965,158

Less:
  Joint venture participation                     (301,990)            (321,460)
  Purchase discount                            (20,435,067)         (16,175,518)
  Allowance for loan losses                    (22,168,345)         (27,424,641)
                                             -------------        -------------

                                             $ 115,825,220        $  72,043,539
                                             =============        =============


         As of December 31, 1998, contractual maturities of classified notes receivables net of the allowance for loan losses were as follows:

YEAR ENDING DECEMBER 31,                                               AMOUNT
1999                                                                $ 22,353,062
2000                                                                  20,604,594
2001                                                                  19,900,854
2002                                                                  14,218,787
2003                                                                   7,778,455
Thereafter                                                            43,345,955
                                                                    ------------
                                                                    $128,201,707
                                                                    ============


         Excluded from the contractual maturities reflected above are the notes receivable acquired during the last week of 1998 with $ 8,360,570 of aggregate principal balances, net of allowance for loan losses. Management is in the process of performing the analyses to determine the final discount allocation and the initial determination of the allowance for loan losses associated with these purchases which are necessary to develop the related contractual maturities of the underlying notes receivable.

         It is the Company's experience that a portion of the notes receivable portfolio may be renewed or repaid before contractual maturity dates. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections. During the years ended December 31, 1998 and 1997, cash collections of principal amounts totaled approximately $21,700,000 and $15,400,000 respectively, and the ratios of these cash collections to average principal balances were approximately 15.8% and 16.5%, respectively.

         Changes in the allowance of loan losses for the years ended December 31, 1998 and 1997 are as follows:


                                                           1998              1997
Balance, beginning                                     $ 27,424,641      $ 23,604,810
Initial allowance allocated on purchased portfolio        4,341,195        12,074,372
Loans charged to allowance                               (9,667,232)       (8,445,662)
Provision for loan losses                                    69,741           191,121
                                                       ------------      ------------

Balance, ending                                        $ 22,168,345      $ 27,424,641
                                                       ============      ============


         At December 31, 1998 and 1997, principal amounts of notes receivable included approximately $62,000,000 and $72,000,000, respectively, of notes for which there was no accrual of interest income. At December 31, 1998 and 1997, approximately $0 and $6,800,000 of such notes at principal amounts relate to recent portfolio acquisitions whose performance and collection classification by management is currently in the process of being determined.

         The following information relates to impaired notes receivable which include all nonaccrual loans as of and for the year ended December 31, 1998 and 1997:


                                                        1998            1997
Total impaired notes receivable                      $62,156,469     $72,069,675
                                                     ===========     ===========

Allowance for loan losses related to impaired
  notes receivable                                   $20,420,642     $26,508,033
                                                     ===========     ===========

Average balance of impaired notes receivable
  during the year                                    $67,113,072     $70,049,260
                                                     ===========     ===========

Interest income recognized                           $ 1,687,793     $ 2,158,988
                                                     ===========     ===========


         In the normal course of business, the Company restructures or modifies terms of notes receivable to enhance the collectibility of certain notes which were impaired at the date of acquisition and were included in certain portfolio purchases.

3.       SPECIAL CHARGE

         The Company took a $1,500,000 Special Charge to income during 1997 in order to create a reserve for what it has discovered to be the impaired value of portfolio of notes receivable purchased by the Company and in connection with such purchases the Company believes it was defrauded. The portfolio was purchased for approximately $1,800,000 million and the Company currently expects approximately $300,000 of the notes receivable in the portfolio to be collectible.

4.    BUILDING, FURNITURE AND FIXTURES

         At December 31, 1998 and 1997, building and improvements, and furniture and equipment consisted of the following:

                                                      1998               1997
Building and improvements                          $  682,617         $  754,804
Furniture and equipment                               416,131            228,625
                                                   ----------         ----------

                                                    1,098,748            983,429

Less accumulated depreciation                         347,236            254,144
                                                   ----------         ----------
                                                   $  751,512         $  729,285
                                                   ==========         ==========


5.    NOTES PAYABLE

         Notes payable consists primarily of loans made to the Company from a bank ("Senior Debt Lender") to acquire portfolios of notes receivable. The Company has a credit facility with the Senior Debt Lender. The facility provides the Company with the ability to borrow up to an aggregate of $200,000,000 at rates ranging from prime to prime plus 1.75% per annum. All notes payable are secured by a security interest in the notes receivable, payments to be received under the notes and the underlying collateral securing the notes. As of December 31, 1998 and 1997, the Company had 48 and 34 loans outstanding to its Senior Debt Lender with an aggregate principal balance of $131,904,745 and $83,309,407, respectively. The loans accrue interest at various interest rates. The principal balances and interest rates are as follows:



                                                        1998             1997
Prime (1998: 7.75% and 1997: 8.50%)                 $ 77,267,113     $ 28,718,738
1.75% over prime (1998: 9.50% and 1997: 10.25%)       41,071,580       54,590,669
0.50% over prime (1998: 8.25% and 1997: 9.00%)         7,442,282               --
1.00% over prime (1998: 8.75% and 1997: 9.50%)         6,123,770               --
                                                    ------------     ------------

                                                    $131,904,745     $ 83,309,407
                                                    ============     ============

The above financing agreements also provide for additional monthly principal reduction based on cash collections received by the Company.


         The remaining note payable consists of a bank loan made to the Company to acquire its principal offices. The note payable is secured by the principal offices. As of December 31, 1998 and 1997, the Company had a note payable of $322,512 and $334,143, respectively, which accrues interest at 8.75%.


         Certain agreements require that a non-interest bearing cash account be established at the closing of the loan and may require additional deposits based on a percentage of monthly collections up to a specified dollar limit. The aggregate balance of restricted cash at December 31, 1998 and 1997 was $1,103,446 and $990,466, respectively.

         Substantially all of the Company's outstanding financing with respect to its notes receivable portfolio acquisition activities is provided by the Senior Debt Lender.

         Aggregate maturities of all long-term debt at currently effective principal payment requirements, including subordinated debentures (Note 7), financing agreements (Note 9) and notes payable, affiliates and stockholders (Note 8), at December 31, 1998 are as follows:

                                                                                   NOTES
YEAR ENDING                    NOTES          SUBORDINATED      FINANCING        PAYABLE
DECEMBER 31,                  PAYABLE          DEBENTURES      AGREEMENTS        AFFILIATE            TOTAL
1999                        $ 31,495,232       $ 265,050         6,197,803         181,129           38,139,214
2000                          32,738,926         333,000                                             33,071,926
2001                          57,765,121                                                             57,765,121
2002                           7,009,970                                                              7,009,970
2003                             372,156                                                                372,156
Thereafter                     2,845,852                                                              2,845,852
                            ------------       ---------       -----------       ---------        -------------

                            $132,227,257       $ 598,050       $ 6,197,803       $ 181,129        $ 139,204,239
                            ============       =========       ===========       =========        =============


6.    CONVERTIBLE SUBORDINATED DEBENTURES AND WARRANTS

         During 1993, the Company issued $2,000,000 of 15% convertible subordinated debentures and during 1995, the Company fully repaid the remaining outstanding obligation of $526,600. The debentures were convertible into common stock of the Company at the rate of $2.00 per share. Warrants, exercisable to the extent that conversion rights have not been exercised, to purchase common stock at the rate of $2.00 per share, were issued on principal repayment dates and were due to expire one year thereafter. In December 1997, the Company extended the warrants provision, due to expire on December 31, 1997, through December 31, 1998.

7.    SUBORDINATED DEBENTURES

         In connection with the acquisition of a loan portfolio, the Company offered $750,000 in subordinated debentures of which $705,000 were issued. As of December 31, 1998 and 1997, $176,250 and $352,500, respectively, of these debentures were outstanding. The debentures bear interest at 12% per annum payable in quarterly installments. The principal is payable over 4 years in 16 equal quarterly installments of $44,062, which commenced March 31, 1996. The debentures are secured by a lien of the Company's interest in certain notes receivable and are subordinate to a note payable with a December 31, 1998 balance of $1,915,502 encumbering the notes receivable portfolio.

         In connection with the acquisition of a notes receivable portfolio during 1995, the Company offered $800,000 in subordinated debentures. As of December 31, 1998 and 1997, $421,800 and $510,600, respectively, of these debentures were outstanding. The debentures bear interest at a rate of 12% per annum payable in quarterly installments. The principal is payable over 3 years in 10 equal quarterly installments of $22,200 commencing September 30, 1997 with the remaining balance of $333,000 payable on June 30, 2000. The debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinate to a note payable with a December 31, 1998 balance of $3,944,728 encumbering the note receivable portfolio.

8.    NOTES PAYABLE, AFFILIATES AND STOCKHOLDERS

         Notes payable, affiliates and stockholders consist of the following at December 31, 1998 and 1997:

                                                                            1998         1997
Note payable to a stockholder of the Company, payable in
  quarterly installments of $6,000 plus interest at a rate of 10% per
  annum through August 31, 1998                                           $     --     $ 79,247

Note payable to a company affiliated through certain common
  ownership due on demand, with interest payable monthly at a
  rate of 10% per annum                                                     16,232      150,098

Note payable to a stockholder of the Company due on demand
  with interest payable monthly at a rate of 10% per annum                      --       82,139

Note payable to a company affiliated through certain common
  ownership due on demand, with interest payable monthly at a
  rate of 10.5% per annum                                                  164,897           --
                                                                          --------     --------

                                                                          $181,129     $311,484
                                                                          ========     ========


9.    FINANCING AGREEMENTS

         The Company has a financing agreement with a bank. The agreement provides the Company with the ability to borrow a maximum of $1,500,000 at a rate equal to the bank's prime rate plus two percent per annum. The credit facility is to be utilized through a series of loans made to purchase the underlying collateral of certain nonperforming real estate secured loans. Principal repayment of each resulting loan is due six months from the date of each advance and interest is payable monthly. As of December 31, 1998 and 1997, $450,415 and $916,957, respectively, is outstanding on this credit facility.

         The financing agreement is secured by a first priority security interest in the notes receivable, the individual real estate that may be purchased, payments to be received under the notes receivable, an unconditional suretyship by one of the stockholders of the Company, and collateral securing the notes of certain loan portfolios.

         In 1998, the Company opened a line of credit with a bank. The agreement provides the Company with the ability to borrow a maximum of $150,000 at a rate equal to the bank's prime rate plus one percent per annum. As of December 31, 1998, $149,125 is outstanding on this line of credit.

         As of December 31, 1998 the Company has two warehouse lines of credit with banks. The first provides the Company with the ability to borrow a maximum of $5,000,000 at a rate equal to the bank's prime rate. The second provides the Company with the ability to borrow a maximum of $7,000,000 at a rate equal to the LIBOR rate plus three percent per annum. The credit facilities are to be utilized for the purpose of originating mortgage loans. As of December 31, 1998 and 1997, $5,598,263 and $459,446, respectively, is outstanding on these lines of credit.

         The facility is secured by a first priority security interest in the note receivable portfolio, the respective collateral for each loan purchased and a lien on certain other note receivable portfolios. As of December 31, 1998, $131,905,346 is outstanding on this facility. 10. INCOME TAX MATTERS

         The components of income tax (benefit) provision for the years ended December 31, 1998 and 1997 are as follows:

                                                    1998                1997
Current provision:
  Federal                                       $        --         $        --
  State and local
                                                         --              12,926
                                                -----------         -----------


                                                         --              12,926
                                                -----------         -----------

Deferred provision (benefit):
  Federal
                                                         --          (1,230,195)
  State and local
                                                         --            (481,534)
                                                -----------         -----------


                                                         --          (1,711,729)
                                                -----------         -----------

(Benefit) provision                             $        --         $(1,698,803)
                                                ===========         ===========


         A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 35% to income before income tax expense) to the provision for income taxes in the statements of income for the years ended December 31, 1998 and 1997 follows:



                                                                 1998             1997
Tax (benefit) determined by applying U.S. statutory rate
  to income (loss)                                           $  (451,984)     $  (693,297)
Increase (decrease) in taxes resulting from:
  State and local income taxes, net of Federal benefit          (176,919)        (258,750)
Tax benefit of net operating losses                                   --         (796,141)
Valuation allowance                                              628,903               --
Other items, net                                                      --           49,385
                                                             -----------      -----------

                                                             $        --      $(1,698,803)
                                                             ===========      ===========


A valuation allowance has been established for a portion of the deferred tax asset because management could not assert that it is more likely than not that the total benefit of the deferred tax asset will be realized. The tax effects of temporary differences that give rise to significant components of deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                    1998             1997
Deferred liabilities:
  Purchase discount                                             $ 1,858,981      $ 1,497,149
  Joint venture participation                                        64,010           62,849
                                                                -----------      -----------

           Gross deferred tax liabilities                       $ 1,922,991      $ 1,559,998
                                                                ===========      ===========

Deferred tax assets:
  Accounts payable and accrued expenses                         $                $        --
  Debt issuance costs                                                                     --
  Inventory, repossessed collateral                                 762,265        1,273,199
  Special charge on purchased loans                                 402,844          706,740
  Net operating loss carryforward                                 3,348,528          362,782
                                                                -----------      -----------

           Gross deferred tax assets                              4,513,637        2,342,721

  Less valuation allowance                                       (2,670,705)        (862,782)
                                                                -----------      -----------

           Deferred tax assets - net of valuation allowance     $ 1,842,932      $ 1,479,939
                                                                ===========      ===========

         The Company has net operating loss carryforwards of approximately $6,484,212 for Federal purposes, available to reduce future taxable income. Such net operating loss carryforwards expire through 2018.

11.   STOCK OPTION PLAN

         During 1996, the Company adopted an incentive stock option plan (the "Plan") for certain of its officers and directors. Under the terms of the Plan, options to purchase an aggregate of up to 800,000 shares of the Company's common stock may be granted. Each option has an exercise price at least equal to the fair market value of the shares of common stock at the time the option is granted. Options become exercisable at various times after the date granted and expire ten years after the date granted.

         During 1996 the Company granted 209,500 options to employees and directors. The Company did not grant any options in 1997. In 1998 the Company granted an additional 100,000 options to the chief financial officer.

         The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly no compensation cost has been recognized. Had compensation cost been determined upon the fair value of the stock options at the grant date consistent with the method of FAS 123, the Company's nets income and earnings per share would have been reduced to the pro forma amounts indicated in the table that follows. The following pro forma effect on net loss for the current year is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1997.

                                                                       1998
Net loss - as reported                                            $  (1,291,382)
Net loss - pro forma                                                 (1,380,313)

Net loss per common share - basic - as reported                           (0.23)
Net loss per common share - basic - pro forma                             (0.24)
Net loss per common share - dilutive - as reported                        (0.23)
Net loss per common share - dilutive - pro forma                          (0.24)


         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998:

                                                                          1998
Dividend yield
                                                                               0%
Volatility
                                                                            60.0%
Risk-free interest rate
                                                                             5.5%
Weighted average expected lives                                         10 years

         Transactions in stock options under the Plan are summarized as follows:

                                                                         Weighted
                                                                         Average
                                                                         Exercise
                                                              Shares      Price
Options outstanding, at December 31, 1996                     41,900      $7.80

Effect of 4:1 stock dividend in 1997                         167,600      (6.24)
Granted                                                           --         --
Exercised                                                         --         --
Expired                                                       (3,500)      1.56
                                                             -------      -----

Options outstanding at December 31, 1997                     206,000       1.56

Granted                                                      100,000       1.57
Exercised                                                         --         --
Expired                                                           --         --
                                                             -------      -----

Options outstanding at December 31, 1998                     306,000      $1.56
                                                             =======      =====

         As of December 31, 1998 and 1997, 228,500 and 89,250 options are exercisable. During the year ended December 31, 1999, 63,750 additional options will become exercisable and the remainder will become exercisable during the year ended December 31, 2000.

12.   SALE OF NOTES RECEIVABLE WITH RECOURSE

         In June 1996, the Company sold notes receivable with a net carrying value of approximately $5.4 million for approximately $6.4 million to the Company's primary lender and retained the servicing rights. Such loans were sold with recourse. The recourse provision amounted to approximately $600,000 and provides that the Company either buy back or replace a note with a note that is approximately equivalent to the outstanding principal and accrued interest should the note receivable become sixty days past due. At December 31, 1998, the remaining obligation under the recourse provision is approximately $340,000. In addition, the buyer of the notes has the right to proceed to foreclose on the delinquent note and, after sale of the collateral, require the Company to pay any deficiency balance on the note.

         In June 1997, the Company sold notes receivable with a net carrying value of approximately $3,900,000 for approximately $4,900,000 to the Company's primary lender and retained the servicing rights. Such loans were sold with recourse. The recourse provision amounted to approximately $500,000 and provides that the Company either buy back or replace a note with a note that is approximately equivalent to the outstanding principal and accrued interest should the note receivable become sixty days past due. At December 31, 1998 and 1997, the remaining obligation under the recourse provision was approximately $370,000 and $430,000, respectively. In addition, the buyer of the notes has the right to proceed to foreclose on the delinquent note and, after sale of the collateral, require the Company to pay any deficiency balance on the note. The Company recognized a gain of approximately $920,000 on this sale.

         As of December 31,1998 and 1997, unpaid balances of mortgage loans serviced for others were $13,500,000 and $8,900,000, respectively. Mortgage loans serviced for others are not included in the Company's consolidated balance sheet.

13.   BUSINESS SEGMENTS

         The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires performing, nonperforming, nonconforming and subperforming notes receivable and promissory notes from financial institutions, mortgage and finance companies, and services and collects such notes receivable through enforcement of terms of original note, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage-banking segment originates or purchases, sub prime residential mortgage loans for individuals whose credit histories, income and other factors cause them to be classified as nonconforming borrowers.

         The Company's management evaluates the performance of each segment based on profit or loss from operations before unusual and extraordinary items and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).


PORTFOLIO ASSET ACQUISITION AND RESOLUTION
                                                     1998              1997
REVENUES:
  Interest income                                $  8,575,565      $  5,967,327
  Purchase discount earned                          4,330,610         4,971,781
  Gain on sale of notes receivable                    827,067         1,331,133
  Gain on sale of other real estate owned             222,984         1,045,144
  Rental income                                       800,983           296,420
  Other                                               828,719           629,045
                                                 ------------      ------------

                                                   15,585,928        14,240,850
                                                 ------------      ------------

OPERATING EXPENSES:
  Interest expense                                  9,708,571         8,349,343
  Collection, general and administrative            5,513,917         5,382,075
  Special charge                                           --         1,500,000
  Provision for loan losses                            69,741           191,121
  Banking service fees                                     --            31,520
  Amortization of deferred financing costs            363,219           479,510
  Depreciation                                         53,669            56,772
                                                 ------------      ------------

                                                   15,709,117        15,990,341
                                                 ------------      ------------

LOSS BEFORE PROVISION FOR INCOME
  TAXES                                              (123,189)       (1,749,491)

BENEFIT FOR INCOME TAXES                                   --         1,698,803
                                                 ------------      ------------

NET LOSS                                         $   (123,189)     $    (50,688)
                                                 ============      ============

MORTGAGE BANKING
                                                             1998               1997
REVENUES:
  Interest income                                       $     571,988      $      10,649
  Gain on sale of notes originated                            731,269                 --
  Other                                                       107,701             32,699
                                                        -------------      -------------

                                                            1,410,958             43,348
                                                        -------------      -------------

OPERATING EXPENSES:
  Interest expense                                            390,069              1,147
  Collection, general and administrative                    2,159,054            541,670
  Depreciation                                                 30,028             15,741
                                                        -------------      -------------

                                                            2,579,151            558,558
                                                        -------------      -------------

LOSS BEFORE PROVISION FOR INCOME
  TAXES                                                    (1,168,193)          (515,210)

BENEFIT FOR INCOME TAXES                                           --                 --
                                                        -------------      -------------

NET LOSS                                                $  (1,168,193)     $    (515,210)
                                                        =============      =============


CONSOLIDATED ASSETS
  Portfolio asset acquisition and resolution assets     $ 140,451,836      $  93,002,483
  Mortgage banking assets                                   6,439,591          4,055,753
                                                        -------------      -------------

Consolidated assets                                     $ 146,891,427      $  97,058,236
                                                        =============      =============

14.   STOCK DIVIDEND

         On August 8, 1997, shareholders approved a five-for-one split up, effected in the form of a four-for-one stock dividend, of the issued and outstanding common stock of the Company with no corresponding change in par value of the common stock. Accordingly, $44,145 was transferred from the paid-in capital account to the common stock account to record the transaction.

15.   PRIVATE PLACEMENT

         On September 9, 1998, in order to obtain additional equity to support increases in the warehouse lines of credit available to fund loan originations, the Company consummated a private placement under Section 4(2) of the Securities Act of 1933, as amended (the "Act") of 400,000 shares of its common stock, par value $0.01 per share, at $1.25 per share. The purchasers of the shares represented to the Company that they were accredited investors and that they received the information required by rule 502 promulgated under the Act and met the requirements of Rule 506(b)(ii) under the Act. The private placement was approved by the board of directors and the stockholders in June 1998.

16.   CERTAIN CONCENTRATIONS

         GEOGRAPHIC CONCENTRATIONS OF NOTES RECEIVABLE - Approximately 40% of the Company's secured consumer real estate notes receivable are with customers in the northeastern region of the U.S. Such real estate notes receivable are collateralized by real estate with a concentration in this region. Accordingly, the collateral value of a substantial portion of the Company's real estate notes receivable and real estate acquired through foreclosure is susceptible to changes in market conditions. In the event of sustained adverse economic conditions, it is possible that the Company could experience a negative impact in its ability to collect on existing loans, or liquidate foreclosed assets in this region which could impact the Company's related loan loss estimates.

         FINANCING - Substantially all of the Company's existing debt and available credit facilities are with one financial institution. The Company's purchases of new portfolios is contingent upon the continued availability of these credit facilities.

17.   COMMITMENTS AND CONTINGENCIES

         EMPLOYMENT AGREEMENT - Effective March 25, 1996, the Company entered into a five year employment agreement with its Chief Operating Officer. The agreement provides for, among other things, a stipulated base salary, and a bonus of up to 3.5% of the Company's net income in excess of $500,000.

         Effective July 13, 1998, the Company entered into a one-year employment agreement with its Chief Financial Officer. The agreement provides for, among other things, a stipulated base salary and a stipulated bonus.

         OPERATING LEASES - Certain secondary office space is leased under an operating lease. The lease commenced on December 1, 1998 and expires on November 30, 2007. The future minimum lease payments are as follows:


1999                                                               $   120,200
2000                                                                   122,604
2001                                                                   125,056
2002                                                                   127,557
2003                                                                   130,109
Thereafter                                                             535,029
                                                                   -----------
                                                                   $ 1,160,555
                                                                   ===========

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

         On December 22, 1997 the Company filed an answer and counterclaim vigorously denying the allegations of the complaint and alleging fraud and breach of contract against K and the fourth principal, and breach of fiduciary duty against the fourth principal in what it believes to have been the fourth principal's unjustified unilateral termination of his employment in violation of the Letter Agreement and is collectively seeking damages of $1 million. During January 1999, the United States District Court struck K's jury demand and dismissed K's claims based on fraud, unjust enrichment and conversion. The Court also dismissed the Company's counterclaim against the fourth principal. The Company intends to vigorously defend itself against the remaining allegations and vigorously pursue recovery of damages and does not at this time believe that its operations or financial position will be materially impacted. Trial on remaining claims is currently scheduled to commence in April 1999.

         OTHER LEGAL ACTIONS - The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's financial statements.

18.   RELATED PARTY TRANSACTIONS

         In addition to the notes payable, affiliates and stockholders disclosed in Note 8, the Company received approximately $100,000 for the year ended December 31, 1997 from a company related through common ownership, for the use of the Company's facilities.

         On December 31, 1998, the Company sold one of its mortgage notes to the President of the Company for $418,500. The sale was approved by the Board of Directors on December 31, 1998. The mortgage note was paid for through the reduction of a note payable of $184,335 due to an affiliated company, in which the President is a partner and through the issuance of a promissory note from the President for $234,165.

19.   SUMMARY OF QUARTERLY RESULTS (UNAUDITED)


         The table below sets forth selected unaudited financial information for each quarter of the last two years.

                                         1ST QUARTER      2ND QUARTER      3RD QUARTER      4TH QUARTER
1998
Revenue                                  $ 2,609,504      $ 4,256,800      $ 4,983,875      $ 5,146,707
Operating expenses                         3,668,952        4,501,256        4,796,059        5,322,001
                                         -----------      -----------      -----------      -----------

(Loss) income before benefit for
  income taxes and net (loss) income      (1,059,448)        (244,456)         187,816         (175,294)
                                         ===========      ===========      ===========      ===========

   (Loss) income per common share
     Basic                               $     (0.19)     $     (0.04)     $      0.03      $     (0.03)
                                         ===========      ===========      ===========      ===========
     Diluted                             $     (0.19)     $     (0.04)     $      0.03      $     (0.03)
                                         ===========      ===========      ===========      ===========


1997

Revenue                                  $ 2,961,152      $ 5,073,388      $ 4,595,936      $ 1,653,722
Operating expenses                         3,148,569        3,631,687        5,276,357        4,492,286
                                         -----------      -----------      -----------      -----------

(Loss) income before benefit
   for income taxes                         (187,417)       1,441,701         (680,421)      (2,838,564)

(Provision) benefit for income taxes              --         (722,765)         764,530        1,657,038
                                         -----------      -----------      -----------      -----------

Net loss                                    (187,417)         718,936           84,109       (1,181,526)
                                         ===========      ===========      ===========      ===========

   (Loss) income per common share
     Basic                               $     (0.03)     $      0.13      $      0.01      $     (0.21)
                                         ===========      ===========      ===========      ===========
     Diluted                             $     (0.03)     $      0.12      $      0.01      $     (0.21)
                                         ===========      ===========      ===========      ===========

20.      SUBSEQUENT EVENTS

         Subsequent to year-end, the Company has purchased approximately $5,600,000 in notes receivable at a cost of approximately $4,900,000. Also subsequent to the year end, the Company sold notes receivable with a net carrying value of approximately $3.3 million to an unaffiliated third party for approximately $3.5 million.

                                     ******