Form 10QSB
period 1999-03-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 1999-05-17
CIK 831246

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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
Yes X   No   .
   ---    ---
         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes X No   .
                                                                 ---  ---
As of May 17, 1999 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding.

                     FRANKLIN CREDIT MANAGEMENT CORPORATION


                                   FORM 10-QSB

                                 March 31, 1999


                                 C O N T E N T S



PART I. FINANCIAL INFORMATION                                                                               PAGE
Item 1.      Financial Statements

             Consolidated Balance Sheets March 31, 1999 (unaudited) and December 31, 1998                      3

             Consolidated Statements of Operations (unaudited) for the three months ended
                  March 31, 1999 and March 31, 1998                                                            4

             Consolidated Statements of Stockholders' Equity (unaudited) for the three
                    months ended March 31, 1999 and 1998                                                       5

             Consolidated Statement of Cash Flows (unaudited) for the three months ended
                     March 31, 1999 and 1998                                                                   6

             Notes to consolidated Financial Statements                                                     7-11


Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                  12-18

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                    19

Item 2.  Changes in Securities                                                                                20

Item 3.  Defaults Upon Senior Securities                                                                      20

Item 4.  Submission of Matters to a Vote of Security Holders                                                  20

Item 5.  Other Information                                                                                    20

Item 6.  Exhibits and Reports on Form 8-K                                                                  20-21

SIGNATURES                                                                                                    22

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND DECEMBER 31, 1998

                                                                      31-MAR-99                 31-DEC-98
                                                                      ---------                 ---------
ASSETS
CASH AND CASH EQUIVALENTS                                           $   4,286,376             $   5,119,906
RESTRICTED CASH                                                         1,103,446                 1,103,446

NOTES RECEIVABLE:
     Principal                                                        155,542,015               158,730,622
     Joint venture participations                                        (296,811)                 (301,990)
     Purchase discount                                                (19,685,312)              (20,435,067)
     Allowance for loan losses                                        (21,430,720)              (22,168,345)
                                                                    -------------             -------------
         Net notes receivable                                         114,129,172               115,825,220

LOANS HELD FOR SALE                                                     3,203,535                 5,699,577
ACCRUED INTEREST RECEIVABLE                                             1,792,417                 1,924,601
OTHER REAL ESTATE OWNED                                                 9,962,902                10,357,181
OTHER RECEIVABLES                                                       2,417,630                 1,231,667
DEFERRED TAX ASSET                                                      1,842,932                 1,842,932
OTHER ASSETS                                                            2,390,175                 1,453,158
BUILDING, FURNITURE AND FIXTURES- Net                                     950,567                   751,512
DEFERRED FINANCING COSTS                                                1,535,465                 1,582,227
                                                                    -------------             -------------
TOTAL ASSETS                                                        $ 143,614,617             $ 146,891,427
                                                                    =============             =============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
     Accounts payable and accrued expenses                              2,867,145                 2,946,071
     Lines of credit                                                    3,963,228                 6,197,803
     Notes payable                                                    131,082,433               132,227,257
     203(k) rehabilitation escrow payable                                  72,386                    72,386
     Subordinated debentures                                              531,840                   598,050
     Notes payable, affiliates and stockholders                           211,014                   181,129
     Deferred tax liability                                             1,922,991                 1,922,991
                                                                    -------------             -------------
         Total liabilities                                            140,651,037               144,145,687
                                                                    -------------             -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common Stock, $.01 par value, 10,000,000 authorized
       shares; issued and outstanding 1999 and 1998:
         5,916,527 and 5,916,527                                           59,167                    59,167
     Additional paid-in capital                                         6,985,968                 6,985,968
     Accumulated deficit                                               (4,081,555)               (4,299,395)
                                                                    -------------             -------------
         Total stockholders' equity                                     2,963,580                 2,745,740
                                                                    -------------             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 143,614,617             $ 146,891,427
                                                                    =============             =============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                 31-Mar-99              31-Mar-98
                                                                 ---------              ---------
REVENUES:
      Interest Income                                           $ 3,241,418            $ 1,341,777
      Purchase discount earned                                      960,478            $ 1,026,364
      Gain on sale of portfolios                                    486,201                      0
      Gain on sale of originated loans                               75,113                122,429
      Gain (loss) on sale of other real estate owned                 80,376               (104,305)
      Rental Income                                                 237,472                160,551
      Other                                                          75,130                 62,688
                                                                -----------            -----------
                                                                  5,156,188              2,609,504
                                                                -----------            -----------

OPERATING EXPENSES:
      Interest expense                                            2,811,494              2,050,957
      Collection, general and administrative                      1,983,258              1,501,993
      Provision for loan losses                                           0                 32,830
      Amortization of deferred financing costs                      119,021                 52,787
      Depreciation                                                   24,575                 30,386
                                                                -----------            -----------
                                                                  4,938,348              3,668,953
                                                                -----------            -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                                             217,840             (1,059,449)
                                                                -----------            -----------

BENEFIT (PROVISION) FOR INCOME TAXES                                      0                      0
                                                                -----------            -----------

NET  INCOME(LOSS)                                               $   217,840            $(1,059,449)
                                                                ===========            ===========

NET  INCOME(LOSS) PER COMMON SHARE:
      Basic                                                     $      0.04            $     (0.19)
      Dilutive                                                  $      0.04            $     (0.19)
                                                                ===========            ===========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                      5,916,527              5,516,527
                                                                ===========            ===========

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 1999 AND DECEMBER 31, 1998

                                                                        Additional             Retained
                                           Common Stock                  Paid-In              Earnings
                                        Shares         Amount            Capital             (Deficit)                 Total
                                        ------         ------            -------             ---------                 -----
Balance, December 31, 1997             5,516,527      $55,167           $6,489,968          ($3,008,013)            $3,537,122

     Private placement                   400,000       $4,000             $496,000                                    $500,000

     Net Loss                                                                               ($1,291,382)           ($1,291,382)
                                       ----------------------------------------------------------------------------------------
Balance, December 31, 1998             5,916,527      $59,167           $6,985,967          ($4,299,395)            $2,745,740

     Net Income                                                                                $217,840               $217,840
                                       ----------------------------------------------------------------------------------------
Balance, March 31, 1999                5,916,527      $59,167           $6,985,967          ($4,081,555)            $2,963,580
                                       ========================================================================================

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
MARCH 31, 1999 AND MARCH 31, 1998

                                                                        31-MAR-99                31-MAR-98
                                                                        ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       217,840                (1,059,449)
  Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
      Depreciation                                                         24,575                    30,386
      Amortization                                                        119,021                    52,787
      Purchase discount earned                                           (960,478)               (1,026,364)
       Gain on Sale of REO                                                (80,376)                  104,305
      Provision for loan loss                                                   0                    32,830
      Deferred tax provision                                                    0                         0
      (Increase)decrease in:
       Accrued interest receivable                                        132,184                    95,382
       Foreclosures on real estate                                        399,624                    47,672
       Assets held for sale                                             2,496,042                  (620,450)
       Other receivables                                               (1,185,963)                  (10,322)
       Other current assets                                              (937,017)                2,818,978
      Increase(decrease) in:
       Accounts payable & accrued expenses                                (78,926)                 (527,302)
       203(k) rehabilitation escrow                                             0                (2,589,626)
       Due to affiliates                                                   29,885                         0
                                                                       -------------------------------------
      Net cash provided (used) by operating activities                    154,411                (2,651,173)
                                                                       -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Distributions                                                                 0                         0
  Additional capital contributed                                                0                         0
  Acquisition and loan fees                                               (72,259)                 (155,855)
  Acquisition of notes receivable                                      (7,049,038)              (15,478,600)
  Acquisition of REO                                                            0                         0
  Proceeds from sale of REO                                             2,288,975                 1,487,541
  Foreclosures on real estate                                            (237,110)                 (371,830)
  Reclassification of notes receivable for foreclosures                 1,911,471                 1,009,907
  Acquisition of furniture & equipment                                   (237,109)                  (23,352)
  Participation interest                                                   (5,179)                   (1,709)
  Advances to subsidiaries                                                      0                         0
  Principal collection on notes receivable                              5,844,437                 2,513,533
  (Increase) decrease in restricted cash                                        0                   (10,000)
                                                                       -------------------------------------
      Net cash provided (used) by investing activities                  2,457,668               (11,030,365)
                                                                       -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debenture notes payable                                     (66,210)                  (66,263)
  Payments on line of credit                                           (2,739,515)                 (414,290)
  Proceeds from line of credit                                            504,940                 1,135,953
  Proceeds from notes payable                                           7,225,936                15,585,498
  Payments on notes payable                                            (8,370,760)               (3,083,017)
                                                                       -------------------------------------
       Net cash provided (used) by financing activities                (3,445,609)               13,157,881
                                                                       -------------------------------------

NET INCREASE (DECREASE) IN CASH                                          (833,530)                 (523,657)

CASH, BEGINNING OF YEAR                                                 5,119,906                 2,783,920

                                                                       =====================================
CASH, ENDING                                                            4,286,376                 2,260,263
                                                                       =====================================

See accompanying notes to financials.

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Franklin Credit Management Corporation (together with its subsidiaries the "Company"), incorporated under the laws of the State of Delaware, acquires performing, nonperforming, nonconforming and subperforming notes receivable and promissory notes from financial institutions, and mortgage and finance companies. The Company services and collects such notes receivable through enforcement of terms of original note, modification of original note terms and, if necessary, liquidation of the underlying collateral.

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

BUILDING, FURNITURE AND FIXTURES - Building, furniture and fixtures are recorded at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred.

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

EARNINGS PER COMMON SHARE - Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128), requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures and the restatement of all prior period earnings per share data presented. SFAS No. 128 also requires a reconciliation of the numerator and denominator of Basic EPS and Diluted EPS computation.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

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

      BUSINESS SEGMENTS - During 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also require disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or the financial position of the Company.

      COMPREHENSIVE INCOME - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income for the three months ended March 31, 1999 and 1998.

         RECENT PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The Company is required to implement SFAS No. 133 on January 1, 2000.

SFAS No. 133 require that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company does not believe that it will have any effect on its results of operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         FORWARD-LOOKING STATEMENTS. When used in this report, press releases and elsewhere by the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion and the Form 10-QSB may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: unanticipated changes in the U.S. economy, business conditions and interest rates and the level of growth in the finance and housing markets, the availability for purchases of additional loans, the status of relations between the Company and its Senior Debt Lender, the status of relations between the Company and its sources for loan purchases, unanticipated difficulties in collections under loans in the Company's portfolio and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         LOAN AND OREO ACQUISITIONS. During the three months ended March 31, 1999, the Company purchased 465 loans in five portfolio's consisting primarily of first and second mortgages, with an aggregate face value of $7.8 million at an aggregate purchase price of $7.0 million or 90% of the face value and no OREO properties, compared with the purchase during the three months ended March 31, 1998 of 1,196 loans with an aggregate face value of $17.8 million at an aggregate purchase price of $15.6 million or 88% of aggregate face value, and no OREO properties. Acquisition of these portfolios was fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee.

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

         Management intends to continue to expand the Company's earning asset base through the acquisition of additional portfolios including performing first and second mortgages at a positive interest rate spread based upon the Company's cost of funds, non-performing real estate secured loans and OREO properties and non-performing real estate secured loans and OREO properties. The Company believes that its current infrastructure is adequate to service additional loans without any material increases in collection, general and administrative expenses excluding personnel. There can be no assurance the Company will be able to acquire any additional loans on favorable terms or at all. While management believes that the acquisition of additional loan portfolios would be beneficial, management does not believe that current operations would be materially impacted if no additional loan portfolios were acquired during 1999.

         SINGLE-FAMILY RESIDENTIAL LENDING. In January 1997, the Company formed a wholly-owned subsidiary, Tribeca Lending Corp. ("Tribeca"), to originate primarily subprime residential mortgage loans made to individuals whose credit histories, income and other factors cause them to be classified as non-conforming borrowers. Management believes that lower credit quality borrowers present an opportunity for the Company to earn superior returns for the risks assumed. Tribeca provides first and second mortgages, originated on a retail basis through marketing efforts including utilization of the FCMC data base. Tribeca is currently licensed as a mortgage banker in Connecticut, District of Columbia, Florida, Georgia, Kentucky, Maryland, Massachusetts, Missouri, New York, New Jersey, North Carolina, Oklahoma, South Carolina, and Virginia, and is a Department of Housing and Urban Development FHA Title I and Title II approved lender. Tribeca originated loans are typically expected to be sold in the secondary market through whole-loan, servicing-released sales. Tribeca anticipates holding certain of its mortgages in its portfolio when it believes that the return from holding the mortgage, on a risk-adjusted basis, outweighs the return from selling the mortgage in the secondary market.

         During the three months ending March 31, 1999 Tribeca originated 2 loans and $198,000 in mortgages, compared to 17 loans and $1.4 million in mortgages during the three months ending March 31 1998. During the three months ending March 31, 1999, Tribeca incurred an operating loss of $127,000. This loss and the decrease in originations reflected a restructuring period during which management changed strategies and became a retail operation, with a focus on refinancing the existing customer base from the Company instead of direct origination activity. As of March 31, 1999, Tribeca had approximately $3.2 million face value of loans held for sale. Revenues and expenses related to such loans, other than periodic interest payments, and fee income are expected to be realized upon sale of such loans.

         COST OF FUNDS. The weighted average interest rate on borrowed funds for the Senior Debt based on the balances as of March 31, 1999 and March 31, 1998 were 8.3% and 9.5%, respectively. As of March 31,1999, the Company had fifty-three loans outstanding with an aggregate principal balance of $131 million. Additionally the Company with Tribeca has lines of credit, which had an outstanding balance of $4.0 million at March 31, 1999. The majority of the loans purchased by the Company bear interest at a fixed rate; consequently, there was a corresponding change in interest income due to changes in market interest rate conditions.

           The majority of the loans purchased by the Company bear interest at a fixed rate, Senior Financing is at a variable rate adjusted with the prime rate. Consequently, changes in market interest rate conditions cause directly corresponding changes in interest income. Management believes that any future increases in the prime rate will negatively impact the net income of the Company while decreases may be expected to positively impact such net income.

         INFLATION. The impact of inflation on the Company's operations during the three months ending March 31, 1999 and 1998 was immaterial.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDING MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDING MARCH 31, 1998.

         Total revenue, comprised of interest income, purchase discount earned, gains recognized on the bulk sale of notes, gain on sale of notes originated, gain on sale of OREO, rental income and other income, increased by $2,546,684 or 98%, to $5,156,188 during the three months ending March 31, 1999 from $2,609,504 during the three months ending March 31, 1998.

         Interest income increased by $1,899,641 or 142%, to $3,241,418 during the three months ending March 31, 1999 from $1,341,777 during the three month ending March 31, 1998. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes,
(ii) interest received with settlement payments on non-performing notes and
(iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from $85.1 million in higher yielding notes acquired by the Company during 1998, which resulted in a larger portion of the revenues related to these notes being realized as interest income, and an increase in collection of accrued interest on non-performing loans which had a partial or full settlement during the three months ending March 31, 1999.

         Purchase discount earned decreased by $65,886 or 6%, to $960,478 during the three months ending March 31, 1999 from $1,026,364 during the three months ending March 31, 1998. This decrease reflected the Company's implementation beginning in 1997 of a policy of selling performing loans which results in purchase discount which would otherwise be earned in subsequent periods being in part accelerated as gain on sale of loans and in part lost to the purchaser.

           The Company closed three bulk sales of notes during the three months ending March 31, 1999 of $3.2 million with a gain of $486,201, as compared to no bulk sales during the three months ending March 31, 1998.

         Gain on sale of loans originated decreased by $47,316 or 39% to $75,113 during the three months ending March 31, 1999 as compared to $122,429 during the three months ending March 31, 1998. This decrease reflected a decrease in the number of Tribeca loans sold during the three months ending March 31, 1999 as compared to the three ending March 31, 1998 due to the decrease in available inventory.

         Gain on sale of OREO increased by $184,672 to $80,376 during the three months ending March 31, 1999 from a loss of $104,305 during the three months ending March 31, 1998. This increase resulted primarily from the liquidation during the three months ending March 31, 1998 of a substantial number of the longest-held OREO properties in the Company's portfolio at a loss and the sale of several OREO properties at a gain during the three months ending March 31,1999.

          Rental income increased by $76,921 or 48% to $237,472 during the three months ending March 31, 1999, as compared to $160,551 during the three months ending March 31, 1998. This increase reflected concurrent increases in the number of rental properties in the Company's portfolio for which the Company believes that renting produces a greater return than selling at the present time.

         Other income increased by $12,442 or 20%, to $75,130 during the three months ending March 31, 1999 from $62,688 during the three months ending March 31, 1998. Other income in the Company's core operations increased which primarily reflected an increase in late charges, modification fees and loan fees associated with Tribeca loans sold.


         Total operating expenses increased by $1,269,395 or 35% to $4,938,348 during the three months ending March 31, 1999 from $3,668,953 during the three months ending March 31, 1998. Total operating expenses includes interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing cost and depreciation expense.

         Interest expense increased by $760,537 or 37%, to $2,811,494 during the three months ending March 31, 1999 from $2,050,957 during the three months ending March 31, 1998. Total debt increased by $36,459,530 or 37%, to $135,788,515 as of March 31, 1999 as compared with $99,328,985 as of March 31,
1998 reflecting additional borrowings principally to fund increases in the size of the

Company's portfolio of notes. Total debt includes Senior Debt, debentures, lines of credit and loans from affiliates.

         Collection, general and administrative expenses increased by $481,265 or 32%, to $1,983,258 during the three months ending March 31, 1999 from $1,501,993 during the three months ending March 31, 1998. Collection, general and administrative expense consists primarily of personnel expense, OREO related expense, litigation expense, and miscellaneous collection expense.

           Personnel expenses increased by $113,207 or 17% to $785,640 during the three months ending March 31, 1999 from $672,433 during the three months ending March 31, 1998. This increase resulted largely from increases in staffing and the experience level of personnel in the Company's core business. OREO related expenses increased by $63,045 or 26% to $302,462 during the three months ending March 31, 1999 from $239,417 during the three months ending March 31, 1998. This increase resulted from an increase in OREO properties and an increase in the Company's rental portfolio and its related expenses, each of which reflected increased foreclosure activity resulting from the growth in size of the Company's portfolio. All other collection expenses increased by $294,525 or 88% during the three months ending March 31, 1999 to $629,697 from $335,172 during the three months ending March 31, 1998. This increase reflected expenses associated with occupying an additional corporate office, increased computer consulting expenses due to increase in the size of the portfolio, training expenses incurred in connection with the conversion to a new general ledger accounting software package, and an increase in miscellaneous expenses.

         Provisions for loan losses decreased by $32,830 or 100%, to $0 during the three months ending March 31, 1999 from $32,830 during the three months ending March 31, 1998. There was no provision for loan loss during the three months ending March 31, 1999.

         Amortization of deferred financing costs increased by $66,234 or 125%, to $119,021 during the three months ending March 31, 1999 from $52,787 during the three months ending March 31, 1998. This increase resulted primarily from three bulk sales of loans during the three months ending March 31, 1999 as well as increased principal collections on the portfolio.

         Depreciation expense decreased $5,811 or 19%, to $24,575 during the three months ending March 31, 1999 from $30,386 during the three months ending March 31, 1998.

         Net income increased by $1,277,289 to a gain of $217,840 during the three months ending March 31, 1999 from a loss of $1,059,449 during the three months ending March 31, 1998 as a result of the factors described above.



LIQUIDITY AND CAPITAL RESOURCES

 GENERAL. During the three months ending March 31, 1999 the Company purchased 465 loans with an aggregate face value of $7.8 million at an aggregate purchase price of $6.9 million or 88% of the face value and no OREO properties. During the three months ending March 31, 1998 the Company purchased 1196 loans with an aggregate face value of $17.8 million at an aggregate purchase price of $15.6 million or 88% of aggregate face value, and no OREO properties. The Company's portfolio acquisitions have been slow during the three months ending March 31,1999 due to market conditions.

         The Company's portfolio of notes receivable at March 31, 1999 had a face value of $155.5 million and included net notes receivable of approximately $114.1 million. The Company's portfolio of notes receivable at March 31, 1998 had a face value of $127.3 million and included net notes receivable of approximately $84.7 million. Net notes receivable are stated at the amount of unpaid principal, reduced by purchase discount, an allowance for loan losses, and joint venture participation. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or where economically advantageous, sale.

         During the three months ending March 31, 1998, the Company provided cash in the amount of $154,411 in its operating activities primarily for interest expense, overhead, and litigation expense incidental to its ordinary collection activities and for the foreclosure and improvement of OREO. The Company provided $2,457,668 from its investing activities, which reflected primarily the sale of notes receivable offset by principal collections upon its notes receivable and proceeds from sales of OREO. The amount of cash provided in operating and investing activities was offset by $3,445,609 of net cash used by financing activities, primarily for the repairment of Senior Debt. The above activities resulted in the net decrease in cash at March 31, 1999 over December 31, 1998 of $833,530.

         In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at March 31, 1999 and 1998, the Company held OREO recorded on the financial statements at $9.9 million and $10.6 million, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or fair market value. The Company estimates, based on third party appraisals and broker price opinions, that the OREO inventory held at March 31, 1999, in the aggregate, had a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $10.8 million based on market analyses of the individual properties less the estimated closing costs. There can be no assurance, however, that such estimate is substantially correct or that an amount approximating such amount would actually be realized upon liquidation of such OREO. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it is economically beneficial to do so.


CASH FLOW FROM OPERATING AND INVESTING ACTIVITIES

         Substantially all of the assets of the Company are invested in its portfolios of notes receivable and OREO. Primary sources of the Company's cash flow for operating and investing activities are collections on notes receivable and gain on sale notes and OREO properties.

         At March 31, 1999, the Company had unrestricted cash, cash equivalents and marketable securities of $4.3 million. A portion of the Company's available funds may be applied to fund acquisitions of companies or assets of companies in complementary or related fields. Although the Company from time to time engages in discussions and negotiations, it currently has no agreements with respect to any particular acquisition. This may cause the Company to incur additional capital expenditures, outside the acquisitions of additional notes receivable.

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

CASH FLOW FROM FINANCING ACTIVITIES

         SENIOR DEBT. As of March 31, 1999, the Company owed an aggregate of $131 million to the Senior Debt Lender under 53 loans.

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

         Certain of the Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The restricted cash is maintained in an interest bearing account, held by the Company's Senior Debt Lender. Restricted cash may be accessed by the Senior Debt Lender only upon the Company's failure to meet the minimum monthly payment due if collections from notes receivable securing the loan are insufficient to satisfy the installment due. Historically, the Company has not called upon these reserves. The aggregate balance of restricted cash in such accounts was $1,103,446 and $1,000,466 on March 31, 1999 and March 31, 1998, respectively.

         Total Senior Debt availability was approximately $200 million at March 31, 1999, of which approximately $131 million had been drawn down as of such date. Additionally the Senior Debt Lender has verbally informed the Company that it will not deem approximately $14.3 million of Senior Debt that it had syndicated to other banks as of such date as outstanding for purposes of determining availability under of Senior Debt. As a result, the Company has approximately $83.3 million available to purchase additional portfolios of notes receivable and OREO.

           The Company's Senior debt Lender has provided Tribeca with a warehouse line of credit of $5 million. At March 31, 1999, Tribeca had drawn down $3.1 million on the line.

         12% DEBENTURES. In connection with the acquisition of a loan portfolio during 1994, the Company offered to investors $750,000 of subordinated debentures ("12% Debentures"). As of March 31, 1999 and December 31, 1998, $132,240 and $176,250 respectively, of these debentures were outstanding. The 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over four years in sixteen equal installments of $44,062 that commenced March 31, 1996. The 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

         HARRISON FIRST CORPORATION 12% DEBENTURES. In connection with the acquisition of a loan portfolio during 1995, the Company offered to investors $800,000 of subordinated debentures of which $555,000 were purchased. As of March 31, 1999 and December 31, 1998, $399,600 and $421,800, respectively, of these debentures were outstanding. The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over three years in ten equal quarterly installments of $22,200 which payments commenced on September 30, 1997 with the remaining balloon payment of $333,000 due June 30, 2000. The Harrison 1st 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

         LINES OF CREDIT. The Company has a line of credit with the Senior Debt Lender permitting it to borrow a maximum of approximately $1,500,000 at a rate equal to such lender's prime rate plus two percent per annum. Principal repayment of the lines is due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the lines of credit as of March 31, 1999 and December 31, 1998, were $844,878 and $645,415, respectively. Advances made under the line of credit were used to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding lines of credit and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company which the Company may be required to hold as rental property to maximize its return.

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

         On November 12, 1997 PCC filed a motion to dismiss in the Company's Amended Complaint and the Company responded to the motion to dismiss on December 1997. On May 8, 1998, the United States District Court dismissed the Company's Amended Complaint, with leave to amend. On September 5, 1998, FCMC filed its Second Amended Complaint alleging claims based on fraud and breach of contract. By a ruling dated September 22, 1998, the court dismissed one of the Company's fraud claims against PCC and all of the Company's claims against the individual defendants and declined to dismiss the Company's remaining claims against PCC based on fraud and breach of contract. On October 22, 1998, PCC filed an answer and counterclaim alleging a breach of the purchase agreement and seeking its cost and fees incurred in connection with the proceeding. It is currently anticipated that trial in this matter will occur in the fourth quarter of 1999.

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

         On December 22, 1997, the Company, Tribeca and Mr. Axon filed an answer and counterclaim vigorously denying the allegations of the complaint. In addition, Tribeca filed a counterclaim alleging fraud and breach of contract against K. During January 1999, the United States District Court struck Plaintiff's jury demand and dismissed K's claims based on fraud, unjust enrichment and conversion. Trial on the remaining claims was conducted in April and May of 1999. Following the conclusion of K's case in chief, the court dismissed K's claims against the Company leaving open the remaining claims against Tribeca. The matter is currently under advisement before the Court.

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


ITEM 2.  CHANGES IN SECURITIES
                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5.  OTHER INFORMATION
                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                    EXHIBIT TABLE

       EXHIBIT NO.   DESCRIPTION
       -----------   -----------
       3(a)          Restated Certificate of Incorporation. Previously filed
                     with, and incorporated herein by reference to, the
                     Company's 10-KSB, filed with the Commission on December 31,
                     1994.
       (b)           Bylaws of the Company. Previously filed with, and
                     incorporated herein by reference to, the Company's
                     Registration Statement on Form S-4, No. 33-81948, filed
                     with the Commission on November 24, 1994.
       4(a)          15% Convertible Subordinate Debentures. Previously filed
                     with, and incorporated herein by reference to, the
                     Company's Registration Statement on Form S-4, No. 33-81948,
                     filed with the Commission on November 24, 1994.

       EXHIBIT NO.   DESCRIPTION
       -----------   -----------
       (b)           Warrants associated with principal repayment of the 15%
                     Convertible Subordinated Debentures. Previously filed with, the Company's Registration Statement on Form S-4, No.
                     33-81948, filed with the Commission on November 24, 1994.

       10(d)         Employment Agreement, dated December 4, 1996, between the
                     Company and Joseph Caiazzo. Previously filed with, and incorporated herein by reference to, the Company's
                     Form 10K-SB, filed with the Commission on March 31, 1997.

       10(e)         Agreement dated March 29, 1997 between the Company and the
                     Citizens Banking Company. Previously filed.

       10(f)         Loan and Real Estate Purchase Agreement dated September 17,
                     1998 by and among Franklin credit Management Corporation and Home Gold Financial Inc. f/k/a Emergent Mortgage Corp.
                     Previously filed with, and incorporated herein by reference to, the Company's Form 8K filed with the Commission on September 30, 1998.

       10(g) Form of Subscription Agreement and Investor Representation, dated as of September 8, 1998 between the Company and certain subscribers. Previously filed.

       10(h)         Loan Purchase Agreement dated December 31, 1998 between the
                     Company and Thomas Axon, corporate General Partner.
                     Previously filed with, and incorporated with, and incorporated herein by reference to, the Company's Form
                     10K-SB, filed with the Commission on April 16, 1999.

       10(i) Promissory Note between Thomas J. Axon and the Company dated December 31, 1998. Filed with, and incorporated herein by reference to, the Company's Form 10K-SB, filed with the Commission on April 16, 1999.

       11            Computation of earnings per share. Filed herewith.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 1999                       FRANKLIN CREDIT MANAGEMENT
                                   CORPORATION



                                   By: THOMAS J. AXON
                                       ----------------------------------------
                                       Thomas J. Axon
                                       President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                               Date
---------                           -----                                               ----
THOMAS J. AXON                      President, Chief Executive Officer          May 17, 1999
-------------------                 and Director                                -----------------
Thomas J. Axon
(Principal executive officer)


PETER SPIELBERGER                   Executive Vice President, Treasurer,        May 17, 1999
-----------------                   Chief Financial Officer                     ----------------
Peter Spielberger
(Principal financial and
 accounting officer)


JOSEPH CAIAZZO                      Vice President, Chief Operating             May 17, 1999
--------------                      Officer, Secretary and Director             ----------------
Joseph Caiazzo