Form 10QSB
period 1999-06-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 1999-08-11
CIK 831246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                               FORM 10-QSB


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

            For the quarterly period ended June 30, 1999

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

                                Six Harrison Street
                              New York, New York 10013
                                   (212) 925-8745
(Address of principal executive offices, including zip code, and telephone number,including area code)




 Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months(or for such shorter period that the registrant was required to file such reports) and (2)has been subject to such filing requirements for the past 90 days.
Yes X  No___.

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No___.

As of August 11, 1999 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding.

                    FRANKLIN CREDIT MANAGEMENT CORPORATION


                                FORM 10-QSB

                              June 30, 1999


                             C O N T E N T S


PART I.  FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements

         Consolidated Balance Sheets June30,1999(unaudited)and December 31
         ,1998                                                                3

         Consolidated Statements of Income (unaudited) for the three months
         and six Months ended June 30, 1999 and 1998                          4

         Consolidated Statements of Stockholders'Equity June 30,199
         (unaudited)                                                          5

         Consolidated Statements of Cash Flows (unaudited) for the six months
         ended June 30, 1999 and 1998                                         6

         Notes to consolidated Financial Statements                        7-10


Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                       11-19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                20-21

Item 2.  Changes in Securities                                               22

Item 3.  Defaults Upon Senior Securities                                     22

Item 4.  Submission of Matters to a Vote of Security Holders                 22

Item 5.  Other Information                                                   22

Item 6.  Exhibits and Reports on Form 8-K                                 22-23

SIGNATURES                                                                   24


FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND DECEMBER 31, 1998
-------------------------------------------------------------------------------

                                                    30-Jun-99       31-Dec-98
                                                   -------------   ------------
ASSETS
CASH AND CASH EQUIVALENTS
                                                   $  5,907,945   $   5,119,906
RESTRICTED CASH                                       1,118,446       1,103,446

NOTES RECEIVABLE:
    Principal                                       188,383,061     158,730,622
    Joint venture participation                       (301,990)        (301,990)
    Purchase discount                              (20,727,840)     (20,435,067)
    Allowance for loan losses                      (21,851,630)     (22,168,345)
                                                   -------------    ------------
      Net notes receivable                          145,501,601     115,825,220

LOANS HELD FOR SALE                                   2,967,122      5,699,577
ACCRUED INTEREST RECEIVABLE                           2,127,828      1,924,601
OTHER REAL ESTATE OWNED                              10,318,266     10,357,181
OTHER RECEIVABLES                                       989,321      1,231,667
DEFERRED TAX ASSET                                    1,842,932      1,842,932
OTHER ASSETS                                          2,624,088      1,453,158
BUILDING, FURNITURE AND FIXTURES- Net                   915,470        751,512
DEFERRED FINANCING COSTS                              1,843,605      1,582,227
                                                  -------------   ------------

TOTAL ASSETS                                      $176,156,624     $146,891,427
                                                  =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES               3,016,559        2,946,071
 LINES OF CREDIT                                     3,727,744        6,197,803
 NOTES PAYABLE                                     163,582,161      132,227,257
 203(K) REHABILITATION ESCROWS PAYABLE                  65,426           72,386
 SUBORDINATED DEBENTURES                               465,577          598,050
 NOTES PAYABLE, AFFILIATES AND STOCKHOLDERS            169,247          181,129
 DEFERRED TAX LIABILITY                              1,922,991        1,922,991
                                                 -------------     ------------
TOTAL LIABILITIES                                  172,949,705      144,145,687
                                                 -------------     ------------


STOCKHOLDERS' EQUITY
    Common  Stock,  $.01  par  value,   10,000,000
    authorized shares;issued and outstanding 1999and
    1998:
      5,916,527 , 5,916,527                            59,167           59,167
    Additional paid-in capital                      6,985,968        6,985,968
    Accumulated deficit                            (3,838,216)      (4,299,395)
                                                 -------------     ------------
      Total stockholders' equity                    3,206,919        2,745,740
                                                 -------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $176,156,624      146,891,427
                                                 =============     ============

See notes to consolidated financial statements.


FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
-------------------------------------------------------------------------------

                                 Three Months Ended           Six Months Ended
                          30-Jun-99     30-Jun-98     30-Jun-99      30-Jun-98
                          -----------   -----------   -----------    ----------

REVENUES:Interest Income   3,521,575     1,949,251     6,762,993     3,291,028
Purchase discount earned   1,290,014     1,321,521     2,250,492     2,347,885
Gain on sale of portfolios   142,820             0       629,021             0
Gain on sale of originated    22,815       425,853        97,928       548,282
loans
Gain or(Loss) on sale of      61,754      (45,370)       142,130     (149,675)
other real estate owned
Rental Income                223,073       249,813       460,545       410,364
Other                        123,121       355,732       198,251       418,420
                           ----------   -----------   -----------    ----------
 Total Income              5,385,172     4,256,800    10,541,360     6,866,304
                            ---------   -----------   -----------    ----------


OPERATING EXPENSES:
 Interest expense         3,106,398     2,508,586     5,917,892     4,559,544
 Collection, general and  1,852,191     1,890,721     3,835,449     3,392,713
 administrative
 Provision for loan losses        0       (1,439)             0        31,391
 Amortization of deferred   138,440        84,976       257,461       137,762
 financing costs
 Depreciation                44,804        18,412        69,379        48,798
                         -----------   -----------   -----------    ----------
                          5,141,833     4,501,256    10,080,181     8,170,208
                         -----------   -----------   -----------    ----------

OPERATING INCOME (LOSS)     243,339     (244,456)       461,179     (1,303,904)
                         -----------   -----------   -----------    ----------



INCOME (LOSS)BEFORE PROVISION
FOR INCOME TAXES            243,339     (244,456)       461,179     (1,303,904)
                         -----------   -----------   -----------    ----------


NET INCOME( LOSS)           243,339     (244,456)       461,179     (1,303,904)
                         ===========   ===========   ===========    ==========

NET INCOME (LOSS) PER COMMON
SHARE:
   Basic                       0.04        (0.04)          0.08        (0.24)
   Dilutive                    0.04        (0.04)          0.08        (0.24)
                         ===========   ===========   ===========    ==========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING              5,916,527     5,516,527     5,916,527     5,516,527
                         ===========   ===========   ===========    ==========

See notes to consolidated financial statements.


FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
JUNE 30, 1999
--------------------------------------------------------------------------

                                       Additional
                         Common  Stock   Paid-In   Accumulated
                        Shares   Amount  Capital   (Deficit)   Total


---------------------------------------------------------------------------
Bal, Dec 31, 1997      5,516,527  55,167 6,489,968 (3,008,013)  3,537,122

   Private Placement     400,000  $4,000  $496,000              $ 500,000


    Net Loss                                       (1,291,382) (1,291,382)

                   ---------------------------------------------------------
Bal, Dec 31, 1998      5,916,527  59,167 6,985,968 (4,299,395) $2,745,740
                   =========================================================

    Net Income                                        461,179     461,179

                   =========================================================
Bal, June 30, 1999    5,916,527   59,167 6,985,968 (3,838,216)  3,206,919
                   =========================================================

See notes to consolidated financial statements.


FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999 AND 1998
-------------------------------------------------------------------------------
                                          30-Jun-99       30-Jun-98

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    $   461,179    $ (1,303,904)
  Adjustments to reconcile net
   income (loss) to
  Net cash used in operating
  activities:
   Depreciation                             69,379          48,798
   Amortization                            257,461         137,762
   Purchase discount earned             (2,250,492)     (2,347,885)
   Gain on Sale of REO                    (142,130)        149,675
   Provision for loan loss                       0          15,303
  (Increase) decrease in:
   Accrued interest receivable            (203,227)       (192,779)
   Foreclosures on real estate          (2,592,856)     (2,034,957)
   Loans held for sale                   2,732,455         602,696
   Other receivables                       242,346         (82,458)
   Other current assets                 (1,170,930)     (1,237,610)
  Increase(decrease) in:
   Accounts   payable  and  accrued         70,488         259,009
   expenses
   203(k) rehabilitation escrow             (6,960)     (2,674,391)
   Notes  payable,  affiliates  and        (11,882)         59,230
   stockholders
                                          ---------       ---------
  Net   cash   used  in   operating     (2,545,169)     (8,601,511)
  activities                              ---------       ---------

CASH    FLOWS    FROM     INVESTING
ACTIVITIES
   Additional capital contributed                0         500,000
   Acquisition and loan fees              (518,839)       (220,924)
   Acquisition of notes receivable      48,872,731)    (20,127,336)
   Acquisition of REO                            0        (235,182)
   Proceeds from sale of REO              2,919,112      4,779,470
   Foreclosures on real estate              271,166         90,272
   Reclassification of notes
   receivable for foreclosures            3,497,480      1,653,838
   Loans originated                       (568,825)      (550,000)
   Acquisition of Furniture
   equipment                               (233,337)       (15,080)
   Participation interest                        0         (20,130)
   Advances to subsidiaries                      0         312,302
   Principal  collection  on  notes
   receivable                            18,101,810      8,488,783
  Increase in restricted cash              (15,000)        (44,424)
                                          ---------       ---------
  Net cash used in investing            (25,419,164)    (5,388,411)
  activitie                             ------------    -----------


CASH FLOWS FROM FINANCING
ACTIVITIES:
   Payments on debenture notes          (  132,473)       (132,525)
   payable
   Payments on line of credit           (4,196,359)      (419,991)
   Proceeds from line of credit          1,726,300       2,688,834
   Proceeds from notes payable          49,994,608      20,889,503
   Payments on notes payable           (18,639,704)    (7,935,766)
                                        ---------       ---------
  Net cash  provided  by  financing     28,752,372      15,090,055
  activities
                                        ---------       ---------

NET INCREASE IN CASH                     788,039        1,100,133

CASH,AND CASH EQUIVALENTS,              5,119,906       2,783,920
BEGINING OF PERIOD                      ----------      ---------

CASH AND CASH EQUIVALENTS, ENDED        5,907,945       3,884,053
                                        =========       =========




1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Franklin Credit Management Corporation (together with its subsidiaries the "Company"), incorporated under the laws of the State of Delaware, acquires performing, nonconforming and subperforming notes receivable and promissory notes from financial institutions, and mortgage and finance companies. The Company services and collects such notes receivable through enforcement of terms of original note, modification of original note terms and, if necessary, liquidation of the underlying collateral.

In January 1997, a wholly owned subsidiary was formed,to originate or purchase, sub prime residential mortgage loans to individuals whose credit histories, income and other factors cause them to be classified as nonconforming borrowers.

A summary of the Company's significant accounting policies follows.

Basis of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Estimates -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents- Cash and cash equivalents include all cash accounts, with the exception of restricted cash, and money market funds. The Company maintains amounts due from banks, which at times may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

Notes Receivable and Income Recognition - The notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions, and mortgage and finance companies. Such notes receivable are generally performing or underperforming at the time of purchase and are usually purchased at a discount from the principal balance remaining.

Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and an allowance for loan losses. The Company generally has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral. Impaired notes are measured based on the present value of expected future cash flows discounted at the note's effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is collateral dependent. A note receivable is impaired when it is probable theCompany will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement.

In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the collectible principal amount outstanding using the simple-interest method.

Accrual of interest on notes receivable, including impaired notes receivable,is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed.Subsequent recognition of income occurs only to the extent payment is received subject to management's assessment of the collectibility of the remaining interest and principal. A nonaccrual note is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time.

Loan purchase discount is amortized to income using the interest method over the period to maturity. The Interest method recognizes income by applying the effective yield on the net investment in the loans to the projected cash flows of the loans. Discounts are amortized if the projected payments are probable of collection and the timing of such collections is reasonably estimable. The projection of cash flows for purposes of amortizing purchase loan discount is a material estimate, which could change significantly in the near-term.Changes in the projected payments are accounted for as a change in estimate and the periodic amortization is prospectively adjusted over the remaining life of the loans. Should projected payments not exceed the carrying value of the loan, the periodic amortization is suspended and either the loan is written down or an allowance for uncollectibility is recognized.

Allowance for Loan Losses -The allowance for loan losses, a material estimate which could change significantly in the near-term, is initially established by an allocation of the purchase loan discount based on management's assessment of the portion of purchase discount that represents uncollectable principal. Subsequently, increases to the allowance are made through a provision for loan losses charged to expense and the allowance is maintained at a level that management considers adequate to absorb potential losses in the loan portfolio.

Management's judgment in determining the adequacy of the allowance is based on the evaluation of individual loans within the portfolios,the known and inherent risk characteristics and size of the note receivable portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. Notes receivable, including impaired notes receivable, are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely based on a note-by-note review. Any subsequent recoveries are credited to the allowance for loan losses when received.In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, when considered necessary.

The Company's real estate notes receivable are collateralized by real estate located throughout the United States. Accordingly, the collateral value of a substantial portion of the Company's real estate notes receivable and real estate acquired through foreclosure is susceptible to changes in market conditions.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on notes receivable, future additions to the allowance or write-downs may be necessary based on changes in economic conditions.

Other Real Estate Owned - Other real estate owned consisting of properties acquired through, or in lieu of, foreclosure or other proceedings are held for sale and are carried at the lowerof cost or fair value less estimated costs of disposal. Any write-down to fair value, less cost to sell, at the time of acquisition is charged to the allowance for loan losses. Subsequent write-downs are charged to operations based upon management's continuing assessment of the fair value of the underlying collateral. Property is evaluated regularly to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to dispose. Revenue and expenses from the operation of other real estate owned and changes in the valuation allowance are included in operations.Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs relating to holding the property are expensed. Gains or losses are included in operations upon disposal.

Building, Furniture and Fixtures- Building,furniture and fixtures are recorded at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred.

Deferred Financing Costs -Debt financing costs, which include loan origination fees incurred by the Company in connection with obtaining financing, are deferred and are amortized based on the principal reduction of the related loan.

Mortgage Servicing Rights -The Company allocates the total cost of the mortgage loans purchased or originated, proportionately,to the mortgage servicing rights and the loans based on the relative fair value.The servicing rights capitalized are amortized in proportion to and over the period of, estimated net servicing income including prepayment assumptions based upon the characteristics of the underlying loans. Capitalized servicing rights are periodically assessed for impairment based on the fair value of the rights with any impairment recognized through a valuation allowance.

Pension Plan - The Company has a defined contribution retirement plan (the "Plan")covering all full-time employees who have completed one year of service. Contributions to the Plan are made in the form of payroll reductions based on employees' pre-tax wages. Currently, the Company does not offer a matching provision for the Plan.

Income Taxes - The Company recognizes income taxes under an asset and liability method. Under this method, deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the financial statement carrying amounts of existing assets and liabilities and their respective basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that,some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

Earnings Per Common Share - Statement of Financial Accounting Standards No.128, Earnings Per Share (SFAS No. 128), requires dual presentation of Basic EPS and Diluted EPS on theface of the income statement for all entities with complex capital structures and there statement of all prior period earnings per share data presented. SFAS No. 128 also requires a reconciliation of the numerator and denominator of Basic EPS and Diluted EPS computation.

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

    a. Cash, Restricted Cash, Accrued Interest Receivable,Other Receivable and Accrued Interest Payable -The carrying values reported in the balance sheet are a reasonable estimate of fair value.

    b. Notes Receivable - Fair value of the net note receivable portfolio is estimated by discounting the future cash flows using the interest method. The carrying amounts of the notes receivable approximate fair value.

    c. Short-Term Borrowings - he carrying amounts of the line of credit and other short-term borrowings approximate their fair value.

d. Long-Term Debt - Fair value of the Company's long-term debt (including notes payable, subordinated debentures and notes payable, affiliate) is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts reported in the balance sheet approximate their fair value.

Business Segments - During 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also require disclosures about products and services, geographic areas and major customers. he adoption of SFAS 131 did not affect results of operations or the financial position of the Company.

Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders.The Company had no items of other comprehensive income during the three months ended June 30, 1999.

Recent Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The Company is required to implement SFAS 133 on January 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value.Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company does not believe that SFAS133 will have any effect on its results of operations and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      Forward-Looking Statements. When used in this report, press releases and elsewhere by the Company from time to time, the words "believes","anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion and the Form 10-QSB may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: unanticipated changes in the U.S. economy, business conditions and interest rates and the level of growth in the finance and housing markets, the availability for purchases of additional loans, the status of relations between the Company and its Senior Debt Lender, the status of relations between the Company and its sources for loan purchases, unanticipated difficulties in collections under loans in the Company'sportfolio and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      Loan and OREO Acquisitions.During the six months ended June 30, 1999, the Company purchased 1,494 loans in sixteen portfolio's consisting primarily of first and second mortgages, with an aggregate face value of $53.3 million at an aggregate purchase price of $48.9 million or 92% of the face value and no OREO properties,compared with the purchase during the six months ended June 30, 1998 of 1,302 loans with an aggregate face value of $24.3 million at an aggregate purchase price of $20.4 million or 83% of aggregate face value, and $235,182 OREO properties.Acquisition of these portfolios was fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee.

     The Company believes these acquisitions of high yielding coupon loans will result in substantial increases in the level of interest income and purchase discount income during future periods. The Company has changed its strategy and has focused on acquiring performing and high equity nonperforming loans.Payment streams are generated once the loans are incorporated into the Company's loan tracking system.

      Management intends to continue to expand the Company's earning asset base through the acquisition of additional portfolios including performing first and second mortgages at a positive interest ate spread based upon the Company's cost of funds. The Company believes that its current infrastructure is adequate to service additional loans without any material increases in collection, and general and administrative expenses excluding personnel. There can be no assurance the Company will be able to acquire any additional loans on favorable terms or at all. While management believes that the acquisition of additional loan portfolios would be beneficial, management does not believe that current operations would be materially impacted if no additional loan portfolios were acquired during 1999.


      Single-Family Residential Lending. In January 1997,the Company formed a wholly-owned subsidiary, Tribeca Lending Corp. ("Tribeca"), to originate primarily subprime residential mortgage loans made to individuals whose credit
histories,   income  and  other  factors   cause  them  o  be   classified  as
non-conforming borrowers. Management believes that credit impaired borrowers present an opportunity for the Company to earn superior returns for the risks assumed. Tribeca provides first and second mortgages, originated on a retail basis through marketing efforts including utilization of the FCMC database. Tribeca is currently licensed as a mortgage banker in Connecticut, District of Columbia, Florida, Georgia, Kentucky, Maryland, Massachusetts, Missouri, New York, New Jersey, North Carolina, Oklahoma, South Carolina, and Virginia,and is a Department of Housing and Urban Development FHA Title I and Title II approved lender. Tribeca originated loans are typically expected to be sold in the secondary market through whole-loan, servicing-released sales. Tribeca anticipates holding certain of its mortgages in its portfolio when it believes that the return from holding the mortgage, on a risk-adjusted basis, outweighs the return from selling the mortgage in the secondary market.

      During the six months ended June 30, 1999 Tribeca originated seven loans with an aggregate face value of $568,825 in mortgages,compared to 165 loans and $14.6 million in mortgages during the six months ended June 30,1998. During the six months ended June 30, 1999, Tribeca incurred an operating loss of $259,671 compares with operating losses of $475,782 during the six months ended June 30, 1998. This decrease in loss and originations reflected a restructuring period during which management changed strategies to focus on refinancing selected loans from the existing customer base from the Company. As of June 30,1999, Tribeca had approximately $2.9 million face value of loans held for sale. Revenues and expenses related to such loans, other than periodic interest payments, and fee income are expected to be realized upon sale of such loans.

      Cost of Funds. The weighted average interest rate on borrowed funds for the Senior Debt based on the balances as of June 30,1999 and June 30, 1998 were 8.3% and 9.5%, respectively. As of June 30, 1999, the Company had sixty-five loans outstanding with an aggregate principal balance of $163 million. Additionally the Company has lines of credit with the Senior Debt Lender, which had an outstanding balance of $3.6 million at June30, 1999. The increase in the prime rate from 7.75% to 8.00%, on July 8,1999 increased the benchmark rate for the interest on Senior Debt used to fund loan portfolio acquisitions, which is expected by management to decrease net income during future periods.

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

      Inflation. The impact of inflation on the Company's operations during the three months ended June 30, 1999 and 1998 was immaterial.



Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998.

      Total revenue, which is comprised of interest income, purchase discount earned, gains on bulk sale of notes, gain on sale of originated loans, gain on sale of OREO, rental income and other income,increased by $1,128,372 or 27%, to $5,385,172 during the three months ended June 30,1999, from $4,256,800 during the three months ended June 30, 1998. Total revenue (excluding gain on sales of loans, OREO and originated loans) for the three months ended June 30, 1999 and 1998, as a percentage of notes receivable, net of allowance for loan losses and joint venture participation as of the last day of each period was 12.5% and 15.3%, respectively. This decrease reflected acquisitions of notes receivable during the three months ended June 30, 1999.

      Interest income on notes receivable increased by $1,572,324 or 81%, to $3,521,575 during the three months ended June 30, 1999 from $1,949,251 during the three months ended June 30, 1998. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received or committed with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted from the acquisition of $112 million of performing loans with a weighted average interest rate of 12% between July 1998 and June 1999, which was only partially offset by loan sales, payoffs and principal collections during the same period.

      Purchase discount earned decreased by $31,507 or 2%, to $1,290,014 during the three months ended June 30, 1999 from $1,321,521 during the three months ended June 30, 1998.This decrease reflected the growing proportion of the Companys portfolio comprised of performing loans purchased at smaller discounts than the non-performing high-discount loans historically purchased by the Company,which results in income being realized as interest rather than purchase discount,and the increase in bulk sales during the three months ended June 30, 1999 which results in income being realized as gain on sale rather than purchase discount.

      Gain on bulk sale of notes receivable increased to $142,820 during the three months ended June 30,1999 from $0 during the three months ended June 30, 1998.The Company may consummate bulk sales of notes from time to time as may be economically advantageous.

      Gain on sale of notes originated by Tribeca decreased by $403,038 or 95% to $22,815 or during the three months ended June 30, 1999from $ 425,853 during the three months ended June 30, 1998. This decrease reflected a reduction in note originations by Tribeca in connection with its new focus described above.

     Gain on sale of OREO increased by $107,124 to a gain of $61,754 during the three months ended June 30,1999 from a loss of $45,370 during the three months ended June 30, 1998. This increase resulted primarily from the liquidation, during the three months ended June 30, 1998, of 40 of the longest-held OREO properties in the Company's portfolio, which management believes were of lower quality than those sold during the three months ended June 30, 1999. As a result the Company believed that the disposition of such properties, while at a loss, was beneficial to the Company's long-term profitability. The Company sold 15 and 40 OREO properties during the three months ended June 30, 1999 and June 30, 1998.

      Rental income decreased by $26,740 or 11% to $223,073 or 11% during the three months ended June 30, 1999, from $249,813 during the three months ended June 30, 1998. This decrease reflected a decrease in the number of properties rented during the three months ended June 30, 1999, as compared to the three months ended June 30,1998, because of the eviction of certain tenants and reversal of accrued rental income for those tenants.

      Other income decreased by $232,611 or 65%, to $123,121 during the three months ended June 30, 1999 from $355,732 during the three months ended June 30, 1998. This decrease resulted from the realization of settlement income from one unusually large note during the three months ended June 30, 1998, and from the various loan fees, such as credit report, appraisal and application fees resulting from the reduction in Tribeca's originations during the three months ended June 30, 1999.

      Total operating expenses increased by $640,577 or 14% to$5,141,833 during the three months ended June 30, 1999 from $4,501,256 during the three months ended June 30, 1998. Total operating expenses includes interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

      Interest expense increased by $597,812 or 24%, to $3,106,398 during the three months ended June 30,1999, from $2,508,586 during the three months ended June 30, 1998.This increase resulted primarily from the increase in Senior Debt reflecting the acquisition of notes receivables. Total debt increased by $66,596,236 or 66%, to $167,944,729 as of June 30,1999 from $101,348,493 as of
June 30, 1998.Total debt consists principally of Senior Debt, and also includes debentures, and lines of credit and loans from affiliates.

      Collection,general and administrative expenses decreased by $38,531 or 2% to $1,852,190 during the three months ended June 30,1999 from $1,890,721 during the three months ended June 30, 1998. Collection, general and administrative expense consists primarily of personnel expense, and other collection, general and administrative expenses including,OREO related expense, litigation expense, and miscellaneous collection expense.

        Personnel expenses decreased by $43,107 or 6% to $674,311 during the three months ended June 30, 1999 from $717,418 during the three months ended June 30, 1998 This decrease resulted primarily from staff reductions at Tribeca related to its refocused and reduced originations. All other collection general and administrative expenses increased by $4,576 to $1,177,879 during the three months ended June 30, 1999 from $1,173,303 during the three months ended June 30, 1998.

      Provisions for loan loss were immaterial during the three months ended June 30, 1999 and June 30, 1998.

      Amortization of deferred financing costs increased by $53,464 or 63% to $138,440 during the three months ended June 30, 1999, from $84,976 during the three months ended June 30, 1998. This increase resulted from the bulk sale of notes receivable, and increased prepayments during the three months ended June 30,1999, which accelerated the amortization of loan origination fees associated with the loans sold or collected. On June 30, 1999 and June 30, 1998 deferred financing costs as a percentage of Senior Debt outstanding was 1.12% and 1.31%, respectively.

      Depreciation expense increased by $26,392 or 143%, to $44,804 during the three months ended June 30, 1999, from $18,412 during the three months ended June 30, 1998.This increase resulted from the purchase of computer equipment, a new accounting software package, and renovations of the Company's corporate headquarters.

      Operating income increased by $487,795 to a gain of $243,339 during the three months ended June 30,1999 from a loss of $244,456 during the three months ended June 30, 1998.

      During the three months ended June 30, 1999, there was no provision for income tax due to a loss carry-forward.

      Net income increased by $487,795 to a gain of $243,339 during the three months ended June 30,1999 from a loss of $244,456 during the three months ended June 30, 1998.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998.

      Total revenue, increased by $3,675,056 or 54%, to $10,541,360 during the six months ended June 30,1999, from $6,866,304 during the six months ended June 30, 1998. Total revenue (excluding gain on sales of loans, OREO and originated loans) for the three months ended June 30, 1999 and 1998 as a percentage of notes receivable, net of allowance for loan losses and joint venture participation as of the last day of each period was 12.4% and 12.8%, respectively.

      Interest income on notes receivable increased by $3,471,965 or 105%, to $6,762,993 during the six months ended June 30, 1999 from $3,291,028 during the six months ended June 30, 1998. This increase resulted from the acquisition activity of $112 million of performing and a weighted average interest rate of 12%, between July 1998 and June 1999 which was only partially offset by loan sales, pre-payments and principal collections.

      Purchase discount earned decreased by $97,393 or 4%, to $2,250,492 during the six months ended June 30, 1999, and from $2,347,885 during the six months ended June 30, 1998. This decrease reflected the growing proportion of the Company's portfolio comprised of performing loans purchased at smaller discounts than the non-performing high-discount loans historically purchased by the Company,which results in income being realized as interest rather than purchase discount, and the increase in bulk sales during the six months ended June 30, 1999 which results in income being realized as gain on sale rather than purchase discount.

     Gain on bulk sale of notes receivable increased by $629,021 during the six months ended June 30, 1999, from $0 during the six months ended 1998. This increased reflected the timing off our bulk sales of notes during the six months ended June 30, 1999.

      Gain on sale of notes originated by Tribeca decreased by $450,354 or 82% to $97,928 during the six months ended June 30, 1999, from $548,282 during the six months ended June 30,1998. This decrease reflected a reduction in note originations by Tribeca in connection with its new focus as described above.

      Gain on sale of OREO increased by $291,805 to a gain of $142,130 during the six months ended June 30, 1999, from a loss of $149,675 during the six months ended June 30, 1998. This increase resulted primarily from the liquidation, during the six months ended June 30, 1998, of 81 of the longest-held OREO properties in the Company's portfolio, which management believes were of lower quality than those sold during the six months ended June 30, 1999. As a result, the Company believed that its disposition of such properties, while at a loss, was beneficial to the Company's long-term profitability. he Company sold 47 OREO properties during the six months ended June 30,1999, and 81 OREO properties during the six months ended June 30, 1998.

       Rental income increased by $50,181 or 12% to $460,545 during the six months ended June 30, 999, from $410,364 during the six months ended June 30, 1998. This increase reflected an increase in the number of properties in the Company's portfolio that were held as rental property during the six months ended June 30, 1999, as compared to the six months ended June 30, 1998.

      Other income decreased by $220,169 or 53%, to $198,251 during the six months ended June 30, 1999 from $418,420 during the six months ended June 30, 1998. This decrease resulted from the realization of settlement income from one unusually large note during the six month ended June 30, 1998, and from the decrease in various loan fees, such as credit report, and appraisal and application fees resulting from the reduction with Tribeca's origination's during the six months ended June 30, 1999.

      Total operating expenses increased by $1,909,973 or 23%,to $10,080,181 during the six months ended June 30, 1999,from $8,170,208 during the six months ended June 30, 1998.

      Interest expense increased by $1,358,348or 30%, to $5,917,892 during the six months ended June 30, 1999 from $4,559,544 during the six months ended June 30, 1998. This increase reflects increases in the Senior Debt associated with the acquisition of notes receivable.Total debt increased by $66,717,349 or 65%, to $168,065,842 as of June 30, 1999 from $101,348,493 as of June 30, 1998.

      Collection, general and administrative expenses increased by $442,736 or 13%, to $3,835,449 during the six months ended June 30, 1999 from $3,392,713 during the six months ended June 30, 1998.

             Personnel expenses increased by $70,100 or 5%,to $1,459,951 during the six months ended June 30, 1999 from $1,389,851 during the six months ended June 30, 1998. The increase reflected the staffing and the experience level of personnel in the Company's core business during the first quarter. OREO related expenses decreased by $38,220 or 5%, to $679,171 from $717,391 during the six months ended June 30, 1998. This decrease is primarily due to the sale of certain OREO properties with high carrying costs.Litigation expenses increased by $91,185 or 24.1%, to $468,976 during the six months ended June 30,1999, from $377,791 during the six months ended June 30, 1998. This increase reflected a increase in loans entering the legal recovery process,which increases the costs incurred by the Company to initiate new proceedings which represent the majority of the legal expenses typically incurred in bringing the loans to resolution. All other collection expenses increased by $319,670 or35% during the six months ended June 30,1999 to $1,227,350 from $907,680 during the six months ended June 30, 1998. The increases in other overall collection, general and administrative expenses was due to increased computer consulting expenses associated with the growth of the portfolio and increased office expenses due the expansion of the company's corporate office, as well as training expenses associated with the purchase of a new accounting software package.

      Provisions for loan losses decreased to $0 during the six months ended June 30, 1999 from $31,391 during the six months ended June 30, 1998.


      Amortization of deferred financing costs increased by $119,699 or 87%, to $257,461 during the six months ended June 30,1999 from $137,762 during the six months ended June 30, 1998. This increase resulted from the bulk sale of notes receivable, and increased prepayments during the six months ended June 30, 1999, which accelerated the amortization of loan origination fees associated with the loans sold or collected.

      Depreciation expense increased by $20,581 or 42%, to $69,379 during the six months ended June 30, 1999, from $48,798 during the six months ended June 30, 1998. This increase resulted from the purchase of computer equipment, and a new accounting software package,and renovations of our corporate headquarters.

      Operating income increased by $1,765,083 to a gain of $461,179 during the six months ended June 30,1999 from a loss of $1,303,904 during the six months ended June 30, 1998.

      During the six months ended June 30, 1999, there was no provision for income taxes due to loss-carryforwards and during the six months ended June 30, 1998, there were no provisions for income taxes due to an operating loss.

      Net income increased by $1,765,083 to a gain of $461,179 during the six months ended June 30,1999 from a loss of $1,303,904 during the six months ended June 30, 1998.

Liquidity and Capital Resources

          General. During the six months ended June 30, 1999 the Company purchased 1,494 loans in sixteen portfolios with an aggregate face value of $53.3 million at an aggregate purchase price of $48.8 million or 92% of face value and no OREO properties. During the six months ended June 30, 1998 the Company purchased six portfolios with an aggregate face value of $24.3 million at an aggregate purchase price of $20.1 or 83%of aggregate face value, and $235,182 in OREO properties. This increase, measured by purchase price, reflected the increase in competitiveness of the Company's bids resulting from the reduction in its cost of funds relative to the prime rate and the increase in bidding opportunities associated with theCompany purchasing performing loans and well as non-conforming and sub-performing loans. The increase in purchase price as a percentage of face value of the loans purchased reflected the increased quality of the loans purchased.

      The Company's portfolio of notes receivable at June 30,1999 had a face value of $188.3 million and included net notes receivable of approximately $145.5 as compared with a face value of $125.9 million and net notes receivable of approximately $84.7 million as of June 30, 1998. Net notes receivable are stated at the amount of unpaid principal, net of purchase discount,an allowance for loan losses, and joint venture participation. The Company has the ability and intent to hold its notes until maturity,payoff or liquidation of collateral or, where deemed to be economically advantageous,sale.

     During the six months ended June 30, 1999, the Company used cash in the amount of $2,545,169 in its operating activities primarily for interest expense, and increased infrastructure in the Company's core business, litigation expense incidental to its ordinary collection activities and for the foreclosure and improvement of OREO. The Company used $25,419,164 in its investing activities, primarily reflecting purchases of notes receivable which purchases were only partially offset by principalcollections upon its notes receivable and proceeds from sales of OREO. The amount of cash used in operating and investing activities was funded by $28,752,372 of net cash provided by financing activities, including principally, a net increase in Senior Debt of $50.0 million. The above activities resulted in a net increase in cash at June 30, 1999 over December 31, 1998 of $788,039.

      In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at June 30, 1999 and 1998, the Company held OREO recorded on the financial statements at $10.3 million and $9.2 million, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or fair market value. The Company estimates,based on third party appraisals and broker price opinions, that the OREO inventory held at June 30, 1999, in the aggregate, had a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $11.5 million based on market analyses of the individual properties less the estimated closing costs. There can be no assurance, however, that such estimate is substantially correct or that an amount approximating such amount would actually be realized upon liquidation of such OREO. The Company generally holds OREOas rental property or sells such OREO in the ordinary course of business when it is economically beneficial to do so.

Cash Flow

      Substantially all of the assets of the Company are invested in its portfolios of notes receivable and OREO. Primary sources of the Company's cash flow for operating and investing activities are borrowings under its senior debt facilities collections on notes receivable and gain on sale of notes and OREO properties.

      At June 30, 1999, the Company had unrestricted cash, ash equivalents and marketable securities of $5.9 million.

      Management believes that sufficientcash flow from the collection of notes receivable will be available to repay the Company's secured obligations, and that sufficient additional cash flows will exist through collections of notes receivable, the bulk sale of performing loan portfolios, sales and rental of OREO, continued modifications to the secured debt credit agreements or additional borrowing, to repay the current liabilities arising from operations and to repay the long term indebtedness of the Company.

Financing Activities

      Senior Debt. As of June 30, 1999, the Company owed an aggregate of $163.2 million to the Lender of Senior Debt, under 65 loans.

      The Senior Debt is collateralized by first liens on the respective loan portfolios or the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been,and the Company intends for sch payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest at variable rates of 0%, 1% and 1.75% over the prime rate.The accelerated payment provisions of the Senior Debt are generally of two types: the first requires that all collections from notes receivable,other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a further amount to be applied toward additional principal reduction from available cash after scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the minimum scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow that is available to the Company.

      Certain of the Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit.The restricted cash is maintained in an interest bearing account, held by the Company's Senior Debt Lender. Restricted cash may be accessed by the Senior Debt Lender only upon the Company's failure to meet the minimum monthly payment due if collections from notes receivable securing the loan are insufficient to satisfy the installment due. Historically,the Company has not called upon these reserves. The aggregate balance f restricted cash in such accounts was $1,118,446 and $1,000,466 on June 30, 1999 and June 30, 1998 respectively.

      Total Senior Debt availability was approximately $200 million at June 30, 1999, of which approximately $163.3 million had been drawn down as of such date. Additionally the Senior Debt Lender has verbally informed the Company that it will not deem approximately $14.3 million of Senior Debt that it had syndicated to other banks as of such date as outstanding or purposes of determining availability under of Senior Debt. As a result, the Company has approximately $51.0 million available to purchase additional portfolios of notes receivable and OREO.

        The Company's Senior debt Lender has provided Tribeca with a warehouse line of credit of $5 million. At June 30,1999, Tribeca had drawn down $ 2.7 million on the line.



      12% Debentures. In connection with the acquisition of a loan portfolio during 1994, the Company offered to investors $750,000 of subordinated debentures ("12% Debentures"). As of June 30, 1999 and December 31, 1998, $88,177 and $176,250 respectively,of these debentures were outstanding. The 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over four years in sixteen equal installments of $44,062 that commenced March 31, 1996. The 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

      Harrison First Corporation 12% Debentures. In connection with the acquisition of a loan portfolio during 1995, the Company offered to investors $800,000 of subordinated debentures of which $555,000 were purchased.As of June 30, 1999 and December 31, 1998, $377,400 and $421,800, respectively, of these debentures were outstanding. The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments.The principal is to be repaid over three years in ten equal quarterly installments of $22,200 which payments commenced on September 30, 1997 with the remaining balloon payment of $333,000 due June 30, 2000. The Harrison 1st 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio. The Company plans to refinance this debt before it becomes due.

      OREO Line of Credit. he Company has a line of credit with the Senior Debt Lender permitting it to borrow a maximum of approximately $1,500,000 at a rate equal to such lender's prime rate plus two percent per annum. Principal repayment of the lines is due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the lines of credit as of June 30, 1999 and December 31, 1998, were $861,068 and $645,415, respectively.Advances made under the line of credit were used to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding lines of credit and accrued interest, as well as surpass the collectible value of the original secured notes receivable.

                       Part II Other Information

Item 1.  Legal Proceedings

      Asset Purchase Agreement Dispute. On August 9, 1997 the Company commenced a civil action in the United States District Court for the Southern District of New York against Preferred Credit Corporation ("PCC") and certain individuals alleging fraud, breach of contract,and unjust enrichment in connection with the purchase by the Company of $3.7 million in face value of notes receivable from PCC for $1.8 million. The Company is seeking recession of the asset purchase agreement or damages incurred concerning the purchase.

      Although the Company conducted its own review of each loan file, it has come to believe since the closing of the acquisition that certain information was intentionally omitted or removed from such files or kept in another repository of files which was not made available to the Company and that PCC intentionally and materially misrepresented the status and quality of the notes receivable included in the portfolio. Although its estimate will continue to be refined as the purchased portfolio is seasoned, the Company currently believes that as much as approximately 90% of the face value of the portfolio may be uncollectable, due to debt or bankruptcies, in certain instances prior to the execution of the Asset Purchase Agreement, or senior credit foreclosures of the underlying collateral.

    On November 12, 1997 PCC filed a motion to dismiss in the Company's
Amended Complaint and the Company responded to the motion todismiss on December 1997. On May 8, 1998, the United States District Court dismissed the Company's Amended Complaint, with leave to amend. On September 5, 1998, FCMC filed its Second Amended Complaint alleging claims based on fraud and breach of contract. By a ruling dated September 22, 1998, the court dismissed one of the Company's fraud claims against PCC and all of the Company's claims against the individual defendants and declined to dismiss the Company's remaining claims against PCC based on fraud and breach of contract. On October 22, 1998, PCC filed an answer and counterclaim alleging a breach of the purchase agreement and seeking its cost and fees incurred in connection with the proceeding. It is currently anticipated that trial in this matter will occur in the fourth quarter of 1999.

    Letter Agreement Dispute. On November 17, 1997 K Mortgage Corporation
("K") filed a civil action in the United States District Court for the Southern District Court of New York against the Company, Tribeca, and Thomas J. Axon alleging breach of contract, fraud, conversion and unjust enrichment in connection with a May 9, 1997 letter agreement (the "Letter Agreement")pursuant to which Tribeca was to purchase certain assets of K and retain three principals of K as paid consultants and employ a fourth, Jim Ragan ("Ragan"). In the suit Kseeks to recover for damages of $10 million for the alleged failure of the Company to make certain payments to third parties, provide Ragan with an employment agreement and provide the three other principals of K with consulting contracts pursuant to the terms of the Letter Agreement.

     On December 22, 1997, the Company, Tribeca and Mr. Axon filed an answer and counterclaim vigorously denying the allegations of the complaint. In addition, Tribeca filed a counterclaim alleging fraud and breach of contract against K. In the fourth quarter of 1998, K voluntary dismissed all claims against Mr. Axon personally. During January 1999, the United States District Court struck Plaintiff's jury demand and dismissed K's claims based on fraud, unjust enrichment and conversion. Trial on the remaining claims was conducted in April and May of 1999. Following the conclusion of K's case in chief, the court dismissed K's claims against the Company leaving open the remaining claims against Tribeca. The matter is currently under advisement before the Court with a decision expected in the fourth quarter of 1999.

     Legal Fee Dispute. On October 28, 1997 Rosen, Dainow & Jacobs ("Rosen") filed a civil action against the Company in the Supreme Court of the State of New York, County of New York alleging failure by the Company to pay legal fees allegedly due Rosen. Rosen, now dissolved, had represented the Company in a federal trademark action, which is no longer pended. Rosen withdrew from representation of the Company when James Jacobs, the lead attorney for the Company in the trademark action, joined a firm that was representing the Company's adversary in other matters. The complaint seeks $145,000 in damages. Rosen's motion for summary judgement was denied by the court. The Company plans to continue its vigorous defense of this action. It is currently anticipated that trial in this matter may occur during the first half of 2000.

    Other Legal Actions. Since July, 1991, the Company has been a plaintiff in various actions ("Miramar Litigation") and party to settlements,with the former directors and officers of Miramar Resources, Inc. ("Miramar"), a company which the Company merged with in 1994, based upon allegations relating to certain premerger events. Information regarding the Miramar Litigation, as well as certain settlements (the "Schultz Settlements"), and the legal status of the Company's collection efforts is incorporated herein by reference to "Item 3. Legal Proceedings" included in the Company's Form 10-KSB for the year ended December 31, 1994, filed with the SEC on March 31, 1995 and included in the Company's10-KSB for the year ended December 31, 1996, filed with the SEC on March 31, 1997.

     During 1997 the Company initiated efforts to foreclose on its Deed of Trust on a 4,000-acre ranch owned by the parties to the original Shultz Settlement. A judicial foreclosure has been placed on the Court's calendar for hearing in the fourth quarter of 1999. The Company is a defendant in related matters in which the same parties are seeking quiet titleto the above mentioned ranch and thereby deny enforceability of the Deed of Trust in favor of the Company. The Company will vigorously defend its position.

Item 2.  Changes in Securities
            None

Item 3.  Defaults Upon Senior Securities
            None

Item 4.  Submission of Maters to a Vote of Security Holders

     On May 26, 1999 at the Company's annual meeting the shareholders voted to elect the following persons as Directors to the Company expiring upon the election and qualification of their successors at the annual meeting of the Company in the year 2002,and to ratify the appointment of Deloitte & Touche LLP as the Company's independent public auditors for the fiscal year ended December 31,1999.

Director            For        Against       Abstain    Not Voting    Total


Michael Bertash   5,454,146      0            10,644      452,737   5,917,527

Allan R. Lyons    5,454,146      0            10,644      452,737   5,917,527

William Sullivan  5,454,146      0            10,644      452,737   5,917,527


Independent Public Auditors   For    Against  Abstain      Not Voting    Total


Deloitte &Touche LLP      5,464,130     10      650         452,737  5,917,527



Item 5.  Other Information
            None

Item 6.  Exhibits and Reports on form 8-K

                         None
                                  EXHIBIT TABLE
     Exhibit
     No.      Description
     3(a)     Restated Certificate of Incorporation. Previously filed with, and incorporated  herein by reference to, the Company's 10-KSB, filed with the Commission on December 31, 1994.
     (b)      Bylaws of the Company.  Previously  filed with, and  incorporated herein by reference  to,the Company's  Registration  Statement on
              Form S-4, No. 33-81948, filed with the Commission on November 24,
              1994.
     4(a)     15% Convertible Subordinate Debentures.Previously filed with, and incorporated  herein by reference to, he  Company's  Registration
              Statement on Form S-4, No. 33-81948, filed with the Commission on
              November 24, 1994.
     (b)      Warrants   associated   with   principal  repayment  of  the  15%
              Convertible  Subordinated  Debentures. Previously filed with, the
              Company's Registration Statement on Form S-4, No. 33-81948, filed with the Commission on November 24, 1994.

     10(d) Employment Agreement dated December 4, 1996, between the Company and Joseph Caiazzo.Previously filed with, and incorporated herein by reference to, the Company's Form 10K-SB, filed with the Commission on March 31,1997.
     10(e) Agreement dated March 29, 1997 between the Company and the Citizens Banking Company. Previously filed.
              Loan and Real Estate  Purchase  Agreement dated September 17, 998
     10(f) by and among Franklin credit Management Corporation and HomeGold Financial Inc. f/k/a Emergent Mortgage Corp. Previously filed with, and incorporated herein by reference to, the Company's Form 8K filed with the Commission on September 30,1998.
     10(g)    Form of Subscription Agreement and Investor Representation, dated
              as  of   September  8,  1998  between  the  Company  and  certain
              subscribers. Previously filed.
     10(h) Loan Purchase Agreement dated December 31, 1998 between the Company and Thomas Axon, corporate General Partner. Previously filed with, and incorporated herein by reference to, theCompany's Form 10K-SB, filed with the Commission on April 16,1999.
     10(i) Promissory Note between Thomas J. Axon and the Company dated December 31, 1998. Filed with the Commission on December 31,1998. Previously filed with, and incorporated herein by reference to, the Company's Form 10K-SB, filed with the Commission on April 16,1999.

     11       Computation of earnings per share. Filed here with.

                                         SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act,the registrant caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.

August 11, 1999                     FRANKLIN CREDIT MANAGEMENT
                                    CORPORATION



                                By:         THOMAS J. AXON
                                Thomas J. Axon
                                President and Chief Executive Officer


      In accordance with the Exchange Act, this reporthas been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                               Date

THOMAS J. AXON          President, Chief Executive Officer  August 11,1999
Thomas J. Axon          and Director
(Principal executive officer)

PETER SPIELBERGER       Executive Vice President and        August 11,1999
Peter Spielberger       Chief Financial Officer
(Principal financial and accounting officer)

JOSEPH CAIAZZO          Vice President, Chief Operating     August 11,1999
Joseph Caiazzo          Officer and Director
(Secretary)

Exhibit 11.

Computation of earnings per share second quarter 1999.


                              No. of Shares   Weight

   09/30/98 Common stock           5,916,527
                             ----------------   25%
                                   5,916,527             1,479,132

   12/31/98 Common stock
                                   5,916,527
                             ----------------   25%
                                   5,916,527             1,479,132

   03/31/99 Common stock
                                   5,916,527
                             ----------------   25%
                                                         1,479,132
                                   5,916,527

   06/30/99 Common stock
                                   5,916,527
                             ----------------   25%      1,479,132



            Weighted   average   number   of             5,916,527
            shares

Earnings per Common share:
            Net Income              $461,179              $   0.08

Exhibit 11.

Computation of earnings per share second quarter 1998.


                              No. of Shares   Weight

   09/30/97 Common stock           5,516,527
                             ----------------  25%       1,379,132
                                   5,516,527

   12/31/97 Common stock
                                   5,516,527
                             ----------------  25%

                                   5,516,527             1,379,132

   03/31/98 Common stock
                                   5,516,527
                             ----------------  25%       1,379,132
                                   5,516,527


   06/30/98 Common stock
                                   5,516,527
                             ----------------  25%       1,379,132



            Weighted   average   number   of             5,516,527
            shares

Earnings per Common share:
            Net Income          $(1,303,904)            $   (0.24)