Form 10QSB
period 1999-09-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 1999-11-12
CIK 831246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


                                       FORM 10-QSB


[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


            For the quarterly period ended September 30, 1999

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

            For the transition period from _____________ to _____________

                              Commission file number 0-17771



                          FRANKLIN CREDIT MANAGEMENT CORPORATION
            (Exact name of small business issuer as specified in its charter)


                Delaware                          75-2243266
(State or other jurisdiction of incorporation or organization)(I.R.S.  Employer
                                                            Identification No.)

                                   Six Harrison Street
                                 New York, New York 10013
                                      (212) 925-8745
(Address of principal executive offices,including zip code,and telephone number including area code)




     Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d)of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days.Yes(X)


      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No .

As of November 12, 1999 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding.

                          FRANKLIN CREDIT MANAGEMENT CORPORATION


                                       FORM 10-QSB

                                    September 30, 1999


                                     C O N T E N T S


PART I.  FINANCIAL INFORMATION                                           Page

Item 1.       Financial Statements

Consolidated Balance Sheets September 30, 1999 (unaudited) and
December 31, 1998                                                            3

Consolidated Statements of Operations(unaudited) for the three months and
nine  Months ended September 30, 1999 and 1998                               4

Consolidated Statements of Stockholders' Equity(unaudited)September 30 1999 5 and the year ended December 31,1998


Consolidated Statements of Cash Flows (unaudited) for the nine months
ended September 30, 1999 and 1998                                            6

Notes to Consolidated Financial Statements                                7-10


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                            11-19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               19-20

Item 2.  Changes in Securities                                              21

Item 3.  Defaults Upon Senior Securities                                    21

Item 4.  Submission of Matters to a Vote of Security Holders                21

Item 5.  Other Information                                                  21

Item 6.  Exhibits and Reports on Form 8-K                                   21

SIGNATURES                                                                  22




CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
-------------------------------------------------------------------------------

                                              30-Sept-99        31-Dec-98
                                              -------------     ------------
ASSETS
CASH AND CASH EQUIVALENTS                       $ 6,759,656      $ 5,119,906
RESTRICTED CASH                                   1,298,446        1,103,446

NOTES RECEIVABLE:
    Principal                                    200,490,538      158,730,622
    Joint venture participation                      (60,210)        (301,990)
    Purchase discount                            (19,163,138)     (20,435,067)
    Allowance for loan losses                    (21,457,446)     (22,168,345)
                                                -------------     ------------
      Net notes receivable ...................    159,809,744      115,825,220

LOANS HELD FOR SALE ..........................      2,750,504        5,699,577
ACCRUED INTEREST RECEIVABLE ..................      2,397,843        1,924,601
OTHER REAL ESTATE OWNED ......................      9,360,854       10,357,181
OTHER RECEIVABLES ...........................       1,403,184        1,231,667
DEFERRED TAX ASSET ...........................      1,842,932        1,842,932
OTHER ASSETS .................................      1,189,763        1,453,158
BUILDING, FURNITURE AND FIXTURES- Net ........        900,805          751,512
DEFERRED FINANCING COSTS .....................      1,968,924        1,582,227
                                                  -----------      -----------

TOTAL ASSETS                                       $189,682,655   $ 146,891,427
                                                   =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES              2,645,600        2,946,071
 LINES OF CREDIT                                    2,896,933        6,197,803
 NOTES PAYABLE                                    178,538,689      132,227,257
 203(K) REHABILITATION ESCROWS PAYABLE                 44,001           72,386
 SUBORDINATED DEBENTURES                              399,315          598,050
 NOTES PAYABLE, AFFILIATES AND STOCKHOLDERS           154,706          181,129
 DEFERRED TAX LIABILITY                             1,922,991        1,922,991
                                                 -------------     ------------
TOTAL LIABILITIES                                 186,602,235      144,145,687
                                                 -------------     ------------



STOCKHOLDERS' EQUITY
    Common  stock, $.01  par  value, 10,000,000
    authorized
    shares;  issued  and  outstanding  1999  and
    1998: 5,916,527                                     59,167           59,167
    Additional paid-in capital                       6,985,968        6,985,968
    Accumulated deficit                             (3,964,715)      (4,299,395)
                                                 -------------     ------------
      Total stockholders' equity                     3,080,420        2,745,740
                                                 -------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $189,682,655 $    146,891,427
                                                   =============   ============

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
-------------------------------------------------------------------------------
                             Three Months Ended          Nine Months Ended
                           30-Sept-99    30-Sept-98    30-Sept-99    30-Sept-98
                           -----------   -----------   -----------    ---------

-
REVENUES: Int Income        3,932,298     2,435,470    10,695,291     5,726,498
 Purchase discount earned   1,201,767     1,025,767     3,452,259     3,373,408
 Gain on sale of portfolios    20,609       815,503       649,630       815,503
 Gain on sale of originated    32,220       161,417       130,148       709,699
 loans
 Gain on sale of other real    46,884       154,897       189,014         5,222
 estate owned
 Rental Income                150,960       172,698       611,505       583,062
 Other                        305,514       218,123       503,765       636,787
                           -----------   ----------   -----------   -----------
                           5,690,252     4,983,875    16,231,612     11,850,179
                          -----------   -----------   -----------    ----------

OPERATING EXPENSES:
Interest expense           3,755,322     2,647,779     9,673,214     7,207,323
Collection, general and    1,866,335     2,009,105     5,701,784     5,401,818
administrative
Provision for loan losses     25,137        23,436        25,137        54,827
Amortization of deferred     120,843        85,779       378,304       223,541
financing costs
Depreciation                  49,114        29,960       118,493        78,758
                         -----------   -----------   -----------    ----------
                           5,816,751     4,796,059    15,896,932     12,966,267
                         -----------   -----------   -----------    ----------

   (LOSS) INCOME          (126,499)       187,815       334,680     (1,116,088)
                         -----------   -----------   -----------    ----------


NET  ( LOSS) INCOME       (126,499)       187,815       334,680     (1,116,088)
                        ===========   ===========   ===========    ==========

 Basic                     (0.02)          0.03          0.06        (0.20)
 Dilutive                  (0.02)          0.03          0.06        (0.20)
                        ===========   ===========   ===========    ==========

WEIGHTED AVERAGE NUMBER OF SHARES

 OUTSTANDING              5,916,527     5,540,637     5,916,527     5,540,637
                        ===========   ===========   ===========    ==========

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine months ended SEPTEMBER 30, 1999 and December 31, 1998
------------------------------------------------------------------------------
                                       Additional
                    Common Stock        Paid-In       Accumulated
                   ------------------
                      Shares   Amount   Capital        (Deficit)        Total

-------------------------------------------------------------------------------
Bal, Dec 31, 1997     5,516,527  55,167  6,489,968     (3,008,013)   3,537,122

Private Placement      400,000   $4,000                  $496,000    $ 500,000


 Net Loss                                               (1,291,382) (1,291,382)

                     ---------------------------------------------------------
Bal, Dece 31, 1998    5,916,527  59,167     6,985,968   (4,299,395) $2,745,740
                     ---------------------------------------------------------

Net Income                                                 334,680     334,680

                      --------------------------------------------------------
Bal, Sept 30, 1999    5,916,527  59,167     6,985,968   (3,964,715)  3,080,420

                      =========================================================

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
-------------------------------------------------------------------------------
                                          30-Sept-99      30-Sept-98

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          334,680      (1,116,088)
  Adjustments   to  reconcile   net
income (loss) to
  Net   cash   used  in   operating
  activities:
   Depreciation                              118,493        78,758
   Amortization                              378,304       223,541
   Purchase discount earned               (3,452,259)   (3,373,408)
   Gain on sale of OREO                     (189,014)     (820,503)
   Provision for loan loss                    25,137        54,827
  (Increase) decrease in:
   Accrued interest receivable             (473,242)      (833,176)
   Foreclosures on real estate            (3,192,465)   (3,715,252)
   Loans held for sale                     2,949,073      (856,459)
   Other receivables                       (171,517)    (6,414,526)
   Other current assets                      263,395      (826,344)
  Increase(decrease) in:
   Accounts   payable  and  accrued        (300,471)       474,259
   expenses
   203(k) rehabilitation escrow             (28,385)    (2,726,954)
   Notes  payable,  affiliates  and         (26,423)       102,710
   stockholders
                                          -----------     ---------
  Net   cash   used  in   operating       (3,764,694)  (19,748,837)
  activities                              -----------     ---------

CASH    FLOWS    FROM     INVESTING
ACTIVITIES
   Additional capital contributed                  0       500,000
   Acquisition and loan fees               (762,942)      (692,472)
   Acquisition of notes receivable        (72,584,546  (54,512,186)
   Acquisition of REO                              0      (271,879)
   Proceeds from sale of REO               4,913,878    12,415,936
   Foreclosures on real estate               999,232       469,018
   Reclassification     of    notes        3,571,690     2,452,472
   receivable for foreclosures
   Loans originated                       (1,068,675)     (575,223)
   Acquisition   of   furniture   &        (233,337)      (43,705)
   equipment
   Participation interest                  (262,824)      (36,951)
   Principal  collection  on  notes       28,315,141    14,441,481
   receivable
  Increase in restricted cash              (195,000)      (59,424)
                                          -----------     ---------
  Net  cash   used)  in   investing       (37,407,383)  (25,912,933)
  activities                              -----------     ---------

CASH  FLOWS FROM FINANCING
ACTIVITIES:
   Payments  on  debenture  notes          (198,735)      (198,788)
   payable
   Payments on line of credit             (4,973,279)     (749,078)
   Proceeds from line of credit            1,672,409      4,365,046
   Proceeds from notes payable            74,398,071     56,010,353
   Payments on notes payable              (28,086,639)  (12,580,528)
                                          -----------     ---------
  Net cash  provided  by  financing       42,811,827     46,847,005
  activities                             -----------     ---------

NET INCREASE IN CASH                       1,639,750      1,185,235

CASH, AND CASH  EQUIVALENTS,               5,119,906      2,783,920
BEGINING OF THE PERIOD

CASH AND CASH EQUIVALENTS, ENDED           6,759,656      3,969,155
                                          ===========     =========
See notes to consolidated financial statements

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Franklin Credit Management Corporation (together with its subsidiaries, the "Company"), incorporated under the laws of the State of Delaware, acquires performing, nonconforming and subperforming notes receivable and promissory notes from financial institutions, and mortgage and finance companies. The Company services and collects such notes receivable through enforcement of terms of original note, modification of original note terms and, if necessary, liquidation of the underlying collateral.

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

Estimates - he preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

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

Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and an allowance for loan losses. The Company generally has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral. Impaired notes are measured based on the present value of expected future cash flows discounted at the note's effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is collateral dependent. A note receivable is impaired when it is probable the Companywill be unable to collect allcontractual principal and interest payments due in accordance with the terms of the note agreement.

In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the collectible principal amount outstanding using the simple-interest method.

Accrual of interest on notes receivable, including impaired notes receivable,is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed.Subsequent recognition of income occurs only to the extent payment is received subject to management's assessment of the collectibility of the remaining interest and principal. A nonaccrual note is restored to an accrual status when it's no longer delinquent and collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time.

Loan purchase discountis amortized to income using the interest method over the period to maturity. The interest method recognizes income by applying the effective yield on the net investment in the loans to the projected cash flows of the loans. Discounts are amortized if the projected payments are probable of collection and the timing of such collections is reasonably estimable. The projection of cash flows for purposes of amortizing purchase loan discount is a material estimate, which could change significantly in the near-term.Changes in the projected payments are accounted for as a change in estimate and the periodic amortization is prospectively adjusted over the remaining life of the loans. Should projected payments not exceed the carrying value of the loan, the periodic amortization is suspended and either the loan is written down or an allowance for uncollectibility is recognized.

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

Pension Plan - The Company has a defined contribution retirement plan (the "Plan") covering all full-time employees who have completed one month of service. Contributions to the Plan are made in the form of payroll reductions based on employees' pre-tax wages. Currently, the Company does not offer a matching provision for the Plan.

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

Earnings Per Common Share - Statement of Financial Accounting Standards No.128 ,Earnings Per Share (SFAS No. 128), requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures and the restatement of all prior period earnings per share data presented. SFAS No. 128 also requires a reconciliation of the numerator and denominator of Basic EPS and Diluted EPS computation.

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

    a. Cash, Restricted Cash, Accrued Interest Receivable, Other Receivables and Accrued Interest Payable - The carrying values reported in the balance sheet are a reasonable estimate of fair value.

    b. Notes Receivable - Fair value of the net notes receivable portfolio is estimated by discounting the uture cash flows using the interest method. The carrying amounts of the notes receivable approximate fair value.

    c. Short-Term Borrowings - The carrying amounts of the line ofcredit and other short-term borrowings approximate their fair value.

d. Long-Term Debt - Fair value of the Company's long-term debt (including notes payable, subordinated debentures and notes payable,affiliate) is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts reported in the balance sheet approximate their fair value.

Business Segments - During 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also require disclosures about products and services, geographic areas and major customers.The adoption of SFAS 131 did not affect results of operations or the financial position of the Company.

Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a busines enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders.The Company had no items of othe comprehensive income during the three months ended September 30, 1999.

Recent Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The Company is required to implement SFAS 133 on January 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value ofderivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company does not believe that SFAS133 will have any material effect on its results of operations and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      Forward-Looking Statements. When used in this report, press releases and elsewhere by the Company from time to time, the words "believes","anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion and elsewhere in this Form10-QSB may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: unanticipated changes in the U.S. economy, business conditions and interest rates and the level of growth in the finance and housing markets, the status of relations between the Company and its Senior Debt Lender, the status of relations between the Company and its sources for loan purchases, the success of the Company in purchasing additional appropriate loans, unanticipated difficulties in collections under loans in the Company's portfolio and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof.The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      Loan and OREO Acquisitions. During the nine months ended September 30, 1999, the Company purchased 2,130 loans, in twenty portfolio's consisting primarily of first and second mortgages, with an aggregate face value of $78.8 million, at an aggregate purchase price of $72.6 million or 92% of the face value, and no OREO properties. During the nine months ended September 30, 1998, the Company purchased 3,325 loans and OREO properties in nine portfolios with a aggregate face value of $63.2 million at an aggregate purchase price of $54.2 million or 85% of aggregate face value, and $235,000 in OREO properties. Acquisition of these portfolios was fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee.

     The Company believes these acquisitions of high yielding coupon loans will result in substantial increases in the level of interest income and purchase discount income during future periods. In March 1999, the Company changed its strategy and has since focused on acquiring performing and high equity nonperforming loans. Payment streams are generated once the loans are incorporated into the Company's loan tracking system.

     Management intends to continue to expand the Company's earning asset base through the acquisition of additional portfolios including performing first and second mortgages at a positive interest rate spread based upon the Company's cost of funds. The Company believes that its current infrastructure is adequate to service additional loans without any material increases in collection, and general and administrative expenses excluding personnel. There can be no assurance the Company will be able to acquire any additional loans on favorable terms or at all. While management believes that the acquisition of additional loan portfolios would be beneficial, management does not believe that current operations would be materially impacted if no additional loan portfolios were acquired during the remainder of 1999.


      Single-Family Residential Lending. In January 1997,the Company formed a wholly owned subsidiary, Tribeca Lending Corp. ("Tribeca"), to originate primarily subprime residential mortgage loans made to individuals whose credit histories, income and other factors cause them to be classified as non-conforming borrowers. Management believes that credit impaired borrowers present an opportunity for the Company to earn superior returns for the risks assumed. Tribeca provides first and second mortgages, originated on a retail basis through marketing efforts including utilization of the Company's database. Tribeca is currently licensed as a mortgage banker in Connecticut, District of Columbia, Florida, Georgia, Kentucky, Maryland, Missouri, New York, North Carolina, Oklahoma, South Carolina, and Virginia,and is a Department of Housing and Urban Development FHA Title I and Title II approved lender. Tribeca originated loans are typically expected to be sold in the secondary market through whole-loan, servicing-released sales. Tribeca anticipates holding certain of its mortgages in its portfolio when it believes that the return from holding the mortgage, on a risk-adjusted basis, outweighs the return from selling the mortgage in the secondary market.

     During the nine months ended September 30, 1999 Tribeca originated 13 loans with an aggregateface value of $1.1 million in mortgages, compared to 235 loans and $19.7 million in mortgages during the nine months ended September 30, 1998. During the nine months ended September 30, 1999, Tribeca incurred an operating loss of $400,000 compared with an operating loss of $900,000 during the nine months ended September 30, 1998. This decrease in loss and originations reflected a restructuring period during which management changed strategies to focus Tribeca on refinancing the Company's existing customer base. As of September 30, 1999, Tribeca had approximately $2.8 million face value of loans held for sale. Revenues and expenses related to such loans, other than periodic interest payments,and fee income are expected to be realized upon sale of such loans.

      Cost of Funds. The weighted average interest rate on borrowed funds for the Senior Debt based on the balances as of September 30,1999 and September 30, 1998 were 8.9% and 9.5%, respectively.As of September 30, 1999, the Company had sixty-eight loans outstanding with an aggregate principal balance of $178.2 million. Additionally the Company has lines of credit with the Senior Debt Lender, which had an outstanding balance of $2.8 million at September 30, 1999. The increase in the prime rate from 7.75% to 8.00%, on July 8, 1999 and on August 26, 1999 from 8.00% to 8.25% increased the benchmark rate for the interest on Senior Debt used to fund loan portfolio acquisitions,which resulted in decreased net income during the current period.

         The majority of the loans purchased by the Company bear interest at a fixed rate;Senior Financing is at a variable rate adjusted with the prime rate. Consequently, any future increases in the prime rate will negatively impact the net income of the Company while decreases may be expected to positively impact such net income.

      Inflation. The impact of inflation on the Company's operations during the three months ended September 30, 1999 and 1998 was immaterial.

Year 2000 Compliance.

     The Company believes it has identified all of its significant applications which required modification to ensure Year 2000 compliance. All of the Company's applications are provided by outside vendors who have provided the Company with appropriate certification that they have modified and tested their respective applications and they are Year 2000 compliant. Additionally the Company has engaged the services of an outside vendor to test the Company's systems for both hardware and software Year 2000 compliance. This vendor has completed the testing, corrected any deficiencies, and has certified the compliance of the Company, as well as reviewed the compliance statements of the Company's outside application vendors. In addition, the Company has prepared contingency plans to deal with any unforeseen occurrences related to Year 2000. It is the Company's expectation that it will make the transition to the Year 2000 without any significant impact.



Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

      Total revenue, which is comprised of interest income, purchase discount earned, gain on sale of portfolios, gain on sale of originated loans, gain on sale of OREO, rental income and other income, increased by $706,377 or 14%, to $5,690,252 during the three months ended September 30, 1999, from $4,983,875 during the three months ended September 30, 1998.Total revenue (excluding gain on sales of loans, OREO and originated loans) for the three months ended September 30, 1999 and 1998,as a percentage of notes receivable, net of allowance for loan losses and joint venture participation as of the last day of each period was 3.1% and 3.6%, respectively. This decrease reflected acquisitions of notes receivable during the later part of the three months ended September 30, 1999, which only began to realize income in subsequent periods.

     Interest income on notes receivable increased $1,496,828 or 61%, to $3,932,298 during the three months ended September 30, 1999 from $ 2,435,470 during the three months ended September 30, 1998. The Company recognizes interest income on notes included in its portfolio based upon three factors:(i) interest on performing notes, (ii) interest received or committed with settlement payments on non-performing notes and (iii)the balance of settlements in excess of the carried face value. his increase resulted from the acquisition of $137.0 million of performing loans with a weighted average interest rate of 12% between July 1998 and September 1999, which was partially offset by loan sales, pre-payments and principal collections during the same period.

      Purchase discount earned increased $176,244 or 17%,to $1,201,767 during the three months ended September 30, 1999 from $1,025,523 during the three months ended September 30, 1998. This increase reflected the growth in the Company's portfolio.

      Gain on sale of portfolios decreased $794,894 to an immaterial amount during the three months ended September 30, 1999 from $815,503 during the three months ended September 30, 1998. The Company did not consummate bulk sales of notes during this period.

     Gain on sale of notes originated by Tribeca decreased $129,197 or 80% to $32,220 during the three months ended September 30, 1999 from $ 161,417 during the three months ended September 30, 1998. This decrease reflected a reduction in note originations by Tribeca in connection with its new focus described above.

     Gain on sale of OREO decreased $108,013 or 70% to $46,884 during the three months ended September 30, 1999 from $154,897 during the three months ended September 30, 1998. This decrease resulted primarily from the sale of certain lower quality properties at a loss during the three months ended September 30, 1999 as compared to those sold during the three months ended September 30, 1998. The Company sold 32 and 23 OREO properties during the three months ended September 30, 1999 and September 30, 1998.

     Rental income decreased $ 21,738 or 13% to $150,960 during the three months ended September 30,1999 from $172,698 compared to the three months ended September 30, 1998. This decrease reflected a decrease in the number of properties rented during the three months ended September 30, 1999, as compared to the three months ended September 30, 1998, and the write-off of accrued rental income as a result of the eviction of certain tenants.
 .
     Other income increased $87,147 or 40%, to $305,514 during the three months ended September 30, 1999 from $218,000 during the three months ended September 30, 1998. This increase resulted primarily from the retirement of the last remaining joint venture participation of other parties with the Company.

     Total operating expenses increased $1,020,691 or 21% to $5,816,751 during the three months ended September 30, 1999 from $4,796,060 during the three months ended September 30, 1998. Total operating expenses is comprised of interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

     Interest expense increased $1,107,543 or 42%, to $3,755,322 during the three months ended September 30, 999, from $2,647,779 during the three months ended September 30, 1998. This increase resulted primarily from the increase in Senior Debt reflecting the acquisition of notes receivables and the increase in the prime rate. Total debt increased by $42.8 million or 31%, to $182.0 million as of September 30, 1999 from $139.2 million as of September 30, 1998. Total debt consists principally of Senior Debt, and also includes debentures, and lines of credit and loans from affiliates.

      Collection, general and administrative expenses decreased $142,771 or 7% to $1,866,335 during the three months ended September 30, 1999 from $2,009,106 during the three months ended September 30, 1998.Collection, general and administrative expense consists primarily of personnel expense, and other collection, general and administrative expenses including, REO related expense, litigation expense, and miscellaneous collection expense.

       Personnel expenses decreased $220,191 or 22% to $767,253 during the three months ended September 30, 1999 from $987,444 during the three months ended September 30, 1998.This decrease resulted primarily from staff reductions at Tribeca related to its refocused and reduced originations. All other collection general and administrative expenses increased $ 77,420 or 7.6% to $1,099,082 during the three months ended September 30, 1999 from $1,021,662 during the three months ended September 30, 1998, principally due to the growth of the portfolio.

     Provisions for loan losses were immaterial during the three months ended September 30, 1999 and September 30, 1998.

     Amortization of deferred financing costs increased by $35,064 or 41% to $120,843 during the three months ended September 30, 1999, from $85,779 during the three months ended September 30, 1998. This increase resulted from the increase in the portfolio, and increased prepayments during the three months ended September 30, 1999,which accelerated the amortization of loan origination fees. On September 30,1999 and September 30, 1998 deferred financing costs as a percentage of Senior Debt outstanding was 1.10% and 1.17%, respectively.

      Depreciation expense increased $19,154 or 64%,to $49,114 during the three months ended September 30, 1999, from $29,960 during the three months ended September 30, 1998. This increase resulted from the purchase of computer equipment, a new accounting software package, and renovations of the Company's corporate headquarters.

      Operating income decreased $ 314,314 to a loss of $126,499 during the three months ended September 30,1999 from a gain of $187,815 during the three months ended September 30, 1998.

      During the three months ended September 30, 1999, there was no provision for income tax due to a loss carry-forward.

      Net income decreased by $314,314 to a loss of $126,499 during the three months ended September 30,1999 from a gain of $187,815 during the three months ended September 30, 1998.


Nine months ended September30, 1999compared to Nine months ended
September 30, 1998.

      Total revenue, increased $4,381,433 or 37%, to $16,231,612 during the nine months ended September 30, 1999, from $11,850,179 during the nine months ended September 30, 1998. Total revenue (excluding gain on sales of loans, OREO and originated loans) for the three months ended September 30, 1999 and 1998 as a percentage of notes receivable, net of allowance for loan losses and joint venture participation as of the last day of each period was 8.5% and 8.1%, respectively.

     Interest income on notes receivable increased $4,968,793 or 87%, to $10,695,291 during the nine months ended September 30, 1999 from $5,726,498 during the nine months ended September 30, 1998.This increase resulted from the acquisition of $137.0 million of performing loans with a weighted average interest rate of 12%, between July 1998 and September 1999 which was only partially offset by loan sales, pre-payments and principal collections.

     Purchase discount earned increased $78,851 or 2%, to $3,452,259 during the nine months ended September 30, 1999, from $3,373,408 during the nine months ended September 30, 1998. This increase reflected the growth in the Company's portfolio.



      Gain on sale of portfolios decreased $ 165,873 or 20% to $ 649,630 during the nine months ended September 30, 1999, from $ 815,503 during the nine months ended 1998. This decrease reflected bulk sales of $4.4 million of notes receivable during the nine months ended September 30,1999 compared to bulksales of $6.3 million during the nine months ended September 30, 1998.

     Gain on sale of notes originated by Tribeca decreased $579,551 or 82% to $130,148 during the nine months ended September 30, 1999, from $709,699 during the nine months ended September 30,1998. This decrease reflected a reduction in note originations by Tribeca in connection with its new focus as described above.

     Gain on sale of OREO increased $183,792 to $189,014 during the nine months ended September 30,1999, from $5,222 during the nine months ended
September 30, 1998. This increase reflected an increase in the quality of OREO properties sold during the period at a profit as compared to the nine months ended September 30, 1998.The Company sold 79 and 104 OREO properties during the nine months ended September 30, 1999 and September 30, 1998, respectively.

      Rental income increased $28,443 or 5% to $611,505 during the nine months ended September 30, 1999,compared to $ 583,062 during the nine months ended September 30, 1998. This increase reflected an increase in the number of properties in the Company's portfolio that were held as rental property during the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998.

     Other income decreased $ 133,022 or 21%, to $503,765 during the nine months ended September 30, 1999 from $ 636,787 during the nine months ended September 30, 1998. This decrease resulted from the realization of settlement income from one unusually large note during the nine months ended September 30, 1998, and from a decrease in various loan fees arising from the decrease in Tribeca's originations,which was partially offset by the retirement of the last remaining joint venture participation of other parties with the Company during the nine ended September 30,1999.

     Total operating expenses increased by $2,930,665 or 23%, to $15,896,932 million during the nine months ended September 30, 1999, from $12,966,267 during the nine months ended September 30, 1998.

     Interest expense increased $2,465,891 or 34%, to $9,673,214 during the nine months ended September 30, 1999 from $7,207,323 during the nine months ended September 30, 1998. This increase resulted primarily from the increase in Senior Debt reflecting the acquisition of notes receivable and the increase in the prime rate. Total debt increased by $42.8 million or 65%, to $182.0 million as of September 30, 1999 from $139.2 million as of September 30, 1998.

      Collection, general and administrative expenses increased $299,966 or 6%, to $5,701,784 during the nine months ended September 30, 1999 from $5,401,818 during the nine months ended September 30, 1998.

   Personnel expenses decreased $150,091 or 6%, to $2,227,204 during the nine months ended September 30, 1999 from $2,377,295 during the nine months ended September 30, 1998. This decrease resulted primarily from staff reductions at Tribeca related to its refocused and reduced originations. All other collection general and administrative expenses increased $ 450,057 this increase reflected increased litigation expenses in relation to asset recovery,computer consulting expenses associated with the growth of the portfolio and office expenses due to the expansion of the company's corporate office, as well as training expenses associated with the purchase of a new accounting software package.

      Provisions for loan losses decreased $ 29,690 or 54% to $ 25,137 from $ 54,827 during the nine months ended September 30,1998 due to a reduction in the amount of loans written of during the nine months ended September 30, 1999.

      Amortization of deferred financing costs increased $154,763 or 69%, to $378,304 during the nine months ended September 30,1999 from $223,541 during the nine months ended September 30, 1998.This increase resulted from the growth in the size of the portfolio and, increased prepayments and collections during the nine months ended September 30, 1999, hich accelerated the amortization of loan origination fees associated with the loans sold or collected.

      Depreciation expense increased by $39,735 or 50%,to $118,493 during the nine months ended September 30, 1999, rom $78,758 during the nine months ended September 30, 1998. This increase resulted from the purchase of computer equipment, and a new accounting software package, and renovations of our corporate headquarters.

      Operating income increased by $1,450,768 to a gain of $334,680 during the nine months ended September 30, 1999 from a loss of $1,116,088 during the nine months ended September 30, 1998.

      During the nine months ended September 30, 1999, there was no provision for income taxes due to loss-carryforwards, and during the nine months ended September 30, 1998, there were no provisions for income taxes due to an operating loss.

     Net income increased by $1.4 million to a gain of $334,680 during the nine months ended September 30, 1999 from a loss of $1,116,088 during the nine months ended September 30, 1998.



Liquidity and Capital Resources

          General. During the nine months ended September 30, 1999 the Company purchased 2,130 loans in twenty portfolios with an aggregate face value of$78.7 million at an aggregate purchase price of $72.6 million or 92%of face value and no OREO properties. During the nine months ended September 30,1998 the Company purchased eight portfolios with an aggregate face value of $63.2 million at an aggregate purchase price of $54.2 million or 85% of aggregate face value, and $235,000 in OREO properties. This increase, measured by purchase price, reflected the increase in competitiveness of the Company's bids the increase in bidding opportunities associated with the Company purchasing performing loansas well as non-conforming and sub-performing loans. The increase in purchase price as a percentage of face value of the loans purchased reflected the increased quality of the loans purchased.

      The Company's portfolio of notes receivable at September 30,1999 had a face value of $200.4 million and included net notes receivable of approximately $179 million as compared with a face value of $151.1 million and net notes receivable of approximately $107.7 million as of September 30, 1998. Net notes receivable are stated at the amount of unpaid principal, net of purchase discount, an allowance for loan losses, and joint venture participation. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or, where deemed to be economically advantageous, sale.

      During the nine months ended September 30, 1999, the Company used cash in the amount of $3.7 million in its operating activities primarily for interest expense, increased infrastructure investment in the Company's core business, litigation expense incidental to its ordinary collection activities and for the foreclosure and improvement of OREO. The Company used $37.4 million in its investing activities, primarily reflecting purchases of notes receivable which purchases were only partially offset by principal collections upon its notes receivable and proceeds from sales of OREO.The amount of cash used in operating and investing activities was funded by $42.8 million of net cash provided by financing activities, including principally, a net increase in Senior Debt of $50.0 million. The above activities resulted in a net increase in cash at September 30, 1999 over December 31, 1998 of $1.6 million.

     In the ordinary course of its business, the Company accelerates and forecloses upon realestate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at September 30, 1999 and 1998, the Company held OREO recorded on the financial statements at $9.4 million and $9.3 million, respectively. OREO is recorded on the financial statements of the Company at the lowerof cost or fair market value. The Company estimates,based on third party appraisals and broker price opinions, that the OREO inventory held at September 30, 1999, in the aggregate, had a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $10.3 million based on market analyses of the individual properties less the estimated closing costs. There can be no assurance,however, that such estimate issubstantially correct or that an amount approximating such amount would actually be realized upon liquidation of such OREO. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it is economically beneficial to do so.

Cash Flow

     Substantially all of the assets of the Company are invested in its portfolios of notes receivable and OREO. Primary sources of the Company's cash flow for operating and investing activities are borrowings under itssenior debt facilities collections on notes receivable and gain on sale of notes and OREO properties.

      At September 30, 1999, the Company had unrestricted cash,cash equivalents and marketable securities of $6.7 million.

     Management believes that sufficient cash flow from the collection of notes receivable will be available to repay the Company's secured obligations, and that sufficient additional cash flows will exist through collections of notes receivable, the bulk sale of performing loan portfolios, sales and rental of OREO, continued modifications to the secured debt credit agreements or additional borrowing, to repay the current liabilities arising from operations as well as to repay the long term indebtedness of the Company.

Financing Activities

Senior Debt.As of September 30, 1999, the Company owed an aggregate of$178.2 million to the lender of Senior Debt, under 68 loans.

     The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest at variable rates of 0%, .5%, 1% and 1.75% over the prime rate. The accelerated payment provisions of the Senior Debt are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a further amount to be applied toward additional principal reduction from available cash after scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the minimum scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions will limit the cash flow that is available to the Company.

     Certain of the Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The restricted cash is maintained in an interest bearing account,held by the Company's Senior Debt Lender. Restricted cash may be accessed by the Senior Debt Lender only upon the Company's failure to meet the minimum monthly payment due if collections from notes receivable securing the loan are insufficient to satisfy the installment due. Historically,the Company has not called upon these reserves. The aggregate balance of restricted cash in such accounts was $1.2 million and $1.0 million on September 30, 1999 and September 30, 1998 respectively.

     Total Senior Debt availability was approximately $200 million at September 30, 1999, of which approximately $178.2 million had been drawn down as of such date.Additionally the Senior Debt Lender has verbally informed the Company that it will not deem approximately $8.5 million of Senior Debt that it had syndicated to other banks as of such date as outstanding for purposes of determining availability under of Senior Debt. As a result, the Company has approximately $30.3million available to purchase additional portfolios of notes receivable and OREO.

       The Company's Senior debt Lender has provided Tribeca with a warehouse line of credit of $5 million.At September 30,1999, Tribeca had drawn down $ 1.9 million on the line.

     12% Debentures. In connection with the acquisition of a loan portfolio during 1994, the Company offered to investors $750,000 of subordinated debentures ("12% Debentures"). As of September 30, 1999 and December 31, 1998, $44,000 and $176,000 respectively,of these debentures were outstanding. The 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over four years in sixteen equal installments of $44,000 that commenced March 31, 1996. The 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

     Harrison  First  Corporation  12%  Debentures.   In  connection  with  the
acquisition of a loan portfolio during 1995, the Company offered to investors $800,000 of subordinated debentures of which $555,000 were purchased. As of September 30, 1999 and December 31, 1998, $355,000 and $421,000, respectively, of these debentures were outstanding. The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over three years in ten equal quarterly installments of $22,000 which payments commenced on September 30, 1997 with the remaining balloon payment of $333,000 due September 30, 2000. The Harrison 1st 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio. The Company plans to refinance this debt before it becomes due.

     OREO Line of Credit. The Company has a line of credit with the Senior Debt Lender permitting it to borrow a maximum of approximately$1.5 million at a rate equal to such lender's prime rate plus two percent per annum. Principal repayment of the lines is due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the lines of credit as of September 30,1999 and December 31, 1998, were $900,000 million and $600,000, respectively. Advances made under the line of credit were used to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding lines of credit and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company, which the Company may be required to hold as rental property in order to maximize its return.


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

           On November 12, 1997 PCC filed a motion to dismiss in the Company's Amended Complaint and the Company responded to the motion to dismisson December 1997. On May 8, 1998, the United States District Court dismissed the Company's Amended Complaint, with leave to amend. On September 5, 1998, the Company filed its Second Amended Complaint alleging claims based on fraud and breach of contract. By a ruling dated September 22, 1998, the court dismissed one of the Company's fraud claims against PCC and all of the Company's claims against the individual defendants and declined to dismiss the Company's remaining claims against PCC based on fraud and breach of contract. On October 22, 1998, PCC filed an answer and counterclaim alleging a breach of the purchase agreementand seeking its cost and fees incurred in connection with the proceeding. Trial in this matter is currently scheduled to commence in January of 2000.


     Letter Agreement Dispute. On November 17, 1997 K Mortgage Corporation ("K")filed a civil action in the United States District Court for the Southern Distric Court of New York against the Company, Tribeca, and Thomas J. Axon alleging breach of contract, fraud, conversion and unjust enrichment in connection with a May 9, 1997 letter agreement (the "Letter Agreement")pursuant to which Tribeca was to purchase certain assets of K nd retain three principals of K as paid consultants and employ a fourth, Jim Ragan ("Ragan").In the suit K seeks to recover for damages of $10 million for the alleged failure of the Company to make certain payments to third parties, provide Ragan with an employment agreement and provide the three other principals of K with consulting contracts pursuant to the terms of the Letter Agreement.

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

             Second Asset Purchase Agreement Dispute. On August 26, 1999 the Company commenced a civil action in the United States District Court for the Southern District of New York against Homegold, Inc., f/k/a Emergent Mortgage Corp. ("Homegold")alleging fraud and breach of contract in connection with the purchase by the Company of $269,000 in face value of notes receivable from Homegold for $216,000. On or about October 14, 1999, Homegold filed an Answer generally denying the allegations of the Complaint and a status conference was held with the Court on October 15, 1999.The Company plans to vigorously pursue this action. It is currently anticipated that trial in this matter may occur during the second half of 2000.

     Other Legal Actions. Since July, 1991, the Company has been a plaintiff in various actions ("Miramar Litigation")and party to settlements, with the former directors and officers of Miramar Resources, Inc. ("Miramar"), a company which the Company merged with in 1994, based upon allegations relating to certain premerger events. Information regarding the Miramar Litigation, as well as certain settlements (the "Schultz Settlements"), and the legal status of the Company's collection efforts is incorporated herein by reference to "Item 3. Legal Proceedings" included in the Company's Form 10-KSB for the year ended December 31, 1994, filed with the SEC on March 31, 1995 and included in the Company's10-KSB for the year ended December 31, 1996, filed with the SEC on March 31, 1997.

      During 1997 the Company initiated efforts to foreclose on its Deed of Trust on a 4,000-acre ranch owned by the parties to the original Shultz Settlement. A judicial foreclosure has been placed on the Court's calendar for hearing in the fourth quarter of 1999. The Company is a defendant in related matters in which the same parties areseeking quiet title to the above mentioned ranch and thereby deny enforceability of the Deed of Trust in favor of the Company. The Company will vigorously defend its position.






















      Item 2.  Changes in Securities
            None
Item 3.  Defaults Upon Senior Securities
            None
Item 4.  Submission of Maters to a Vote of Security Holders
                          None

Item 5.  Other Information
            None

Item 6.  Exhibits and Reports on form 8-K

                         None
                                        EXHIBIT TABLE
     Exhibit No.      Description
     3(a) Restated Certificate of Incorporation. Previously filed with,and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on December 31, 1994.
     (b) Bylaws of the Company. Previously filed with, and incorporated herein by reference to, the Company's Registration Statement on Form S-4, No. 33-81948, filed with the Commission on November 24, 1994.
     4(a) 15% Convertible Subordinate Debentures. Previously filed with,and incorporated herein by reference to, the Company's Registration Statement on Form S-4, No. 33-81948, filed with the Commission on November 24, 1994.
     (b)      Warrants   associated   with   principal   repayment of  the  15%
              Convertible Subordinated Debentures. Previously filed with, the Company's Registration Statement on Form S-4, No.33-81948, filed with the Commission on November 24, 1994.

     10(d) Employment Agreement dated December 4, 1996, between the Company and Joseph Caiazzo.Previously filed with, and incorporated herein by reference to, the Company's Form 10K-SB, filed with the Commission on March 31,1997.
     10(e) Agreement dated March 29, 1997 between the Company and the Citizens Banking Company. Previously filed.
              Loan and Real Estate  Purchase Agreement dated September 17, 1998
10(f) by and among Franklin credit Management Corporation and Home Gold Financial Inc. f/k/a Emergent Mortgage Corp. Previously filed with, and incorporated herein by reference to, the Company's Form 8K filed with the Commission on September 30,1998.
              Form of Subscription Agreement and Investor Representation, dated
10(g)         as  of   September  8,  1998 between  the  Company  and  certain
              subscribers. Previously filed.
        10(h) Loan  Purchase  Agreement  dated December  31,  1998  between the
              Company and Thomas Axon,. Previously filed with, and incorporated herein by reference to, the Company's Form 10K-SB, filed with the Commission on April 16,1999.
        10(i) Promissory  Note  between  Thomas J. Axon and the  Company  dated
              December 31, 1998. Previously filed with, and incorporated herein by reference to, the Company's Form 10K-SB, filed with the Commission on April 16,1999.

        11 Computation of earnings per share. Filed here with.

                                        SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act,the registrant caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.

November 12, 1999             FRANKLIN CREDIT MANAGEMENT
                              CORPORATION

                              By: THOMAS   J.  AXON

                             Thomas J. Axon
                             President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                         Date


THOMAS J. AXON       President, Chief Executive Officer     November 12, 1999
---------------
Thomas J. Axon       and Director


PETER SPIELBERGER    Executive Vice President and           November 12, 1999
Peter Spielberger    Chief Financial Officer
(Principal Accounting Officer)


JOSEPH CAIAZZO       Vice President, Chief Operating        November 12, 1999
--------------
Joseph Caiazzo Officer and Director
(Secretary)

Exhibit 11.

Computation of earnings per share third quarter 1999.


                              No. of Shares   Weight

   12/31/98 Common stock           5,916,527
                             ----------------
                                                   25%
                                   5,916,527             1,479,132

   03/31/99 Common stock
                                   5,916,527
                             ----------------
                                                   25%
                                   5,916,527             1,479,132
                                                       ------------

   06/31/99 Common stock
                                   5,916,527
                             ----------------
                                                   25%   1,479,132
                                   5,916,527
                                                       ------------

   09/30/99 Common stock
                                   5,916,527
                             ----------------
                                                   25%
                                   5,916,527             1,479,132
                                                       ------------


                                  23,266,108

            Weighted   average   number   of             5,916,527
            shares

Earnings per Common share:
            Net Income              $334,380              $   0.06

Exhibit 11.

Computation of earnings per share second quarter 1998.


                              No. of Shares   Weight

   12/31/97 Common stock           5,516,527
                             ----------------
                                                   25%   1,379,132
                                   5,516,527

   03/31/98 Common stock
                                   5,516,527
                             ----------------
                                                   25%
                                   5,516,527             1,379,132
                                                       ------------

   06/30/98 Common stock
                                   5,516,527
                             ----------------
                                                   25%   1,379,132
                                   5,516,527
                                                       ------------

   09/30/98 Common stock
                                   5,916,527
                             ----------------
                                              weighted   1,403,241
                                   5,516,527
                                                       ------------



            Weighted   average   number   of             5,540,637
            shares

Earnings per Common share:
            Net Income          $(1,116,089)            $   (0.20)