Form 10KSB
period 1999-12-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2000-03-30
CIK 831246

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1999

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
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        identification No.)

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ].

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Issuer's revenues for its most recent fiscal year: $ 22,451,660

      As of March 30, 2000 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding. On that date, the aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the issuer was $1,002,288 (based on the average of the reported closing bid and ask price on such date).

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes [X]   No [ ].

      Transitional Small Business Disclosure Format:   Yes [ ]   No [X].

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

      BUSINESS OF REGISTRANT. Franklin Credit Management Corporation ("FCMC", and together with its wholly-owned subsidiaries, the "Company") is a specialty consumer finance and asset management company primarily engaged in the acquisition, servicing and resolution of performing, sub-performing and non-performing residential mortgage loans and residential real estate. The Company's portfolio consists primarily of non-conforming subprime assets. Mortgage loans are purchased at a discount relative to the aggregate unpaid principal balance of the loans.

      During 1999, the Company took advantage of market opportunities to increase its volume of loan acquisitions and continued a strategy of acquiring primarily higher coupon, non-investment grade performing loans. As a result, the proportion of its portfolio comprised of such loans significantly increased during 1999. The Company expects to continue this strategy, as well as increase both the pace and amount of acquisitions, during 2000.

      The Company believes it has built a servicing infrastructure and developed a servicing expertise, which permits the expansion of the Company's portfolio with a minimal increase in incremental costs. In addition, the Company believes that its ability to service and rehabilitate loans reduces its reliance on secondary marketing of portfolios and may provide an advantage as compared to competitors that rely on the secondary market as their primary strategy.

      In January 1997, the Company formed a wholly owned subsidiary, Tribeca Lending Corp. ("Tribeca"), to originate primarily subprime residential mortgage loans made to individuals whose credit histories, income and other factors cause them to be classified as non-conforming borrowers. Management believes that lower credit quality borrowers present an opportunity for the Company to earn superior returns for the risks assumed. Tribeca provides first and second mortgages that are originated on a retail basis through marketing efforts that include utilization of the FCMC database. Tribeca is currently licensed as a mortgage banker in Connecticut, District of Columbia, Florida, Georgia, Kentucky, Alabama, Maryland, Massachusetts, Missouri, New York, North Carolina, Oklahoma, South Carolina, and Virginia, and is a Department of Housing and Urban Development FHA Title I and Title II approved lender. Tribeca originated loans are typically expected to be sold in the secondary market through whole-loan, servicing-released sales. Tribeca anticipates holding certain of its mortgages in its portfolio when it believes that the return from holding the mortgage, on a risk-adjusted basis, outweighs the return from selling the mortgage in the secondary market.

      Since commencing operations in 1990, the Company has purchased, in aggregate, approximately 16,947 loans with a face value of approximately $441 million. Approximately $175 million, or 40%, of these loans were purchased from the Resolution Trust Company ("RTC") and, when the RTC ceased to function, the FDIC. The remaining $266 million of these loans were purchased from private institutions. The Company seeks to develop relationships with mortgage bankers, banks, and other specialty finance companies which may, through on-going purchase arrangements, provide additional sources of mortgage portfolios, individual mortgage assets and real estate assets.

      During the year ended December 31, 1999, the Company purchased 2,368 loans with an aggregate face value of $96 million at an aggregate purchase price of $88 million or 92%. As of December 31, 1999, the Company's portfolio included approximately 6,824 loans with an aggregate face value of $206 million. An allowance for loan losses of approximately $22 million has been recorded against this face value. At December 31, 1999, approximately 80% of the Company's loan portfolio consisted of first mortgages, home equity/home improvement and second mortgages collateralized by real estate, 15% consisted of loans collateralized by other, assets and 5% consisted of unsecured loans. Although the Company attempts to collect

\on all loans in its portfolio, it is unlikely that the Company will be successful in collecting the full amount due for each loan in its portfolio. In addition, significant administrative and litigation expenses are often incurred in its collection efforts. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7. Financial Statements".

      Occasionally, the Company sells portfolios of performing and reperforming loans on a whole loan basis. During 1998, the Company sold 74 performing loans with an aggregate face value of $6.5 million. During 1999 the Company sold 130 performing loans with a face value of $5 million. The Company expects to continue this strategy, if opportunities to do so continue to present themselves.

      As of December 31, 1999, the Company owed an aggregate of $185 million ("Senior Debt") to a bank (the "Senior Debt Lender"), which was incurred in connection with the purchase of, and is secured by, the Company's loan and OREO (Other Real Estate Owned) portfolios. In December 1998, in connection with continuing increases in the availability extended to the Company, the Company's Senior Debt agreement was amended to provide that interest on Senior Debt incurred to finance portfolio acquisitions after December 1, 1998 accrues at the prime rate plus .50%. At December 31, 1999, the weighted average interest rate on Senior Debt was 9.0%. The Senior Debt Lender has advised the Company that as of December 31, 1999, there was $ 73 million of Senior Debt available to be used by the Company to purchase additional portfolios of mortgage loans. The continued willingness of the Senior Debt Lender to provide funding is a critical component of the Company's acquisition strategy, although there can be no assurance that such willingness will continue.

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

      Acquisition Department. The Acquisition Department identifies opportunities to purchase portfolios of mortgage loans, performs due diligence, and assists in the integration of the acquired assets into the Company's existing portfolio. The due diligence process, with respect to loan purchases, includes an analysis of the majority of loans in a portfolio, evaluating, among other things, lien position and value of collateral, debt-to-income ratios, the borrower's creditworthiness, employment stability, years of home ownership, education, credit bureau reports and mortgage payment history. The Acquisition Department generally conducts on-sight reviews of the loan files comprising the portfolio, and where appropriate performs an on-site evaluation of the seller's loan servicing department. This process often provides the Company additional information critical to properly evaluating the portfolio. The information derived from due diligence is compared to the Company's historical statistical data base, and coupled with the Company's cumulative knowledge of the sub-prime mortgage industry enables the Acquisition Department to project a collection strategy and estimate the collectibility and timing of cash flows with respect to each loan. Based upon this information the Acquisition Department prepares a bid, which meets the Company's established pricing and yield guidelines. When loans are acquired the Acquisition Department, with the assistance of the Management Information Systems staff ("MIS"), monitors the electronic transfer of loan data into the Company's data management system.


      Service Department. The Service Department manages the Company's performing loans and seeks to provide quality service to customers and secure full payment of the total face value and accrued charges, by monitoring monthly cash receipts, maintaining customer relations and, where appropriate, entering into extension and modification agreements. The Service Department is responsible for the maintenance of real estate tax and insurance escrow accounts. Service Department members continuously review and monitor the status of collections and individual loan payments in order to proactively identify and solve potential collection problems as well as identify potential loans for sale to third parties or refinance though Tribeca. Upon acquisition of loan portfolios, the Service Department, in conjunction with MIS: (i) issues introductory letters with information regarding the change of ownership of the loan, payment information and a toll-free Company information telephone number; (ii) conducts internal audits of newly acquired loans to identify and address any disputes or problems relating to the accounting for these loans; and (iii) issues an audit letter advising the borrower of the outstanding balance, last payment date and remaining term of the loan. As of December 31, 1999, the Service Department managed approximately 5,741 loan accounts, with a total principal outstanding balance of approximately $165 million.

      Legal Department. The Legal Department manages and monitors the progress of defaulted loans requiring a legal action or other loss mitigation strategy. These loans are identified and referred by the Acquisition or Service Departments to the Legal Department, which prepares an analysis of each such loan to determine a litigation or collection strategy to maximize the size and speed of recovery and minimize costs. This strategy is based upon the individual borrowers' past payment history, current ability to pay, collateral lien position and current value of the collateral. The Legal Department sets the collection strategy, negotiates settlements, modification and forbearance agreements, and when appropriate retains outside counsel, manages their costs, and monitors ensuing litigation to insure the optimal recovery of the remaining principal and interest balance. The Legal Department monitors each defaulted loan through the foreclosure process, recovery of a money judgment or other settlement, and continues to monitor recovery of deficiency balances after a foreclosure has been completed. As of December 31, 1999, the Legal Department managed approximately 1,083 loans, with a total principal outstanding balance of approximately $ 41 million.

      Real Estate Department. The Real Estate Department manages all properties in order to preserve their value, realize rental income and insure that maximum returns are realized upon sale. The Real Estate Department is responsible for both the sale of OREO as well as for OREO that are held as rental properties until such time as an economically beneficial sale can be arranged. As Of December 31, 1999, the Real Estate Department managed approximately 170 OREO properties, of which 94 were rental properties. The Company seeks to rent those properties for which it believes it can realize a higher return from such rental than from the value expected to be realized in the sale of the property.

      Subprime Residential Lending. Tribeca provides first and second mortgages to individuals interested in refinancing performing loans in the Company's existing database. Tribeca focuses on developing an array of niche products to fulfill needs such as rehabilitation, high loan to value("LTV"), sub-prime, non-conforming and second mortgages. Loans are originated by a retail sales force, which utilizes telemarketers to generate leads from the Company's database of serviced loans. The majority of loans are expected to be sold by Tribeca in the secondary market. Tribeca's staff processes, underwrites and closes all loans in its own name.

      During 1999, Tribeca originated 31 mortgages with an aggregate principal balance of $2.5 million. During 1998 Tribeca originated 274 mortgages with an aggregate principal balance of $ 22 million.

                    TRIBECA LOAN ORIGINATION VOLUME FOR 1999

---------------------------------------------------------------------------------
                   FHA          1st Mortgage     2nd Mortgage        Total
---------------------------------------------------------------------------------
  Face Value        0           $ 2,269,005        $223,250        2,492,255
---------------------------------------------------------------------------------
       Loans        0                    24               7               31
---------------------------------------------------------------------------------

      FORMATION OF THE COMPANY. The Company was organized in Delaware in 1990, by Thomas J. Axon, and Frank B. Evans, Jr., for the purpose of acquiring consumer loan portfolios from the RTC and the FDIC. In March 1993, the Company completed the private placement of $2,000,000 of 15% Debentures (the "15% Debentures") and warrants for the purchase of the Company's Common Stock, the proceeds of which were used to acquire interests in loan portfolios and for operations. In December 1994, the Company merged with Miramar Resources, Inc., a public oil and gas company organized in Delaware that had emerged from bankruptcy proceedings on December 6, 1993. In January 1995, the Company completed the private placement of $705,000 of 12% Debentures (the "12% Debentures"), the proceeds of which were used to fund the acquisition of a loan portfolio, including amounts advanced by stockholders, service existing debt obligations and for general working capital. Additionally, in late 1995, the Company completed the private placement of $555,000 of 12% Debentures (the "Harrison 1st Debentures"), the proceeds of which were used to fund the acquisition of an additional loan portfolio. Prior to 1995 the Company purchased all portfolios through funds raised through limited partnerships. In 1995 nearly all of the remaining limited partnership interests were purchased by the Company.

      COMPETITION. The Company faces significant competition in the acquisition of loan portfolios. Many of the Company's competitors have financial resources, acquisition departments and servicing capacity considerably larger than the Company's. Among the Company's largest competitors are EMC Mortgage Corporation and Bayview Financial Trading Group. Competition for acquisitions is generally based on price, reputation of the purchaser, funding capacity and timing. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations:
General - Cost of Funds".

      The market for subprime loan origination is also highly competitive. Tribeca competes with savings banks, mortgage brokers, and wholesale originators for the origination of mortgages. Among the largest of these competitors are First Union, NationsBank, Money Store Inc., Norwest, IMC Mortgage Corporation, FHB, Ditech Funding, Household Financial Service and Champion Mortgage. Many of Tribeca's competitors possess greater financial resources, longer operating histories, and lower costs of capital than Tribeca. Competition for mortgage originations is based upon marketing efforts, loan processing capabilities, funding capacity, loan product desirability and the ability to sell the loans for a premium in the secondary market.

      The Company also experiences competition from mortgage and finance companies in the sale of reperforming and newly originated loan portfolios. The continued tightening of credit requirements in the capital markets has decreased both the demand for pools of performing mortgages which may later be packaged in a securitization, as well as the prices paid for portfolios offered for sale. Important characteristics which impact competition in this market are price, loan-to-value, size of pools and the integrity of portfolio data. The Company faces intense competition from numerous companies seeking to re-sell mortgage portfolios in the marketplace. Nearly all of the Company's competitors have greater experience and volume to supply to buyers. The Company believes that its management information system and its continuous review and monitoring of accounts, along with asset availability from new portfolio acquisitions and originations should position the Company to compete efficiently in the sale of loan portfolios.

      CUSTOMERS. The Company's revenue is derived from interest and purchase discount recognized from the collection of loans, origination fees, rental income, gains recorded from the bulk sale of performing and originated loans to banks and other financial institutions, and the result recorded from the sale of OREO. The Company's borrowers are a diverse population and no single borrower represents a significant portion of the Company's loans. The Company will sell bulk portfolios of performing loans, when such sales are economically beneficial to the Company. As of March 30, 2000, there have been no bulk sales of loans during 2000. While the Company has previously been successful in marketing loan portfolios, which it has sold, and believes there are sufficient buyers for its products, there can be no assurance that the Company will be able to successfully market loan portfolios in the future.

      SUPPLIERS. The Company acquires its loans through a variety of sources including private and public auctions, negotiated sales, ongoing purchase agreements, and joint-bids with other institutions. The supply of assets available for purchase by the Company is influenced by a number of factors including knowledge by the seller of the Company's interest in purchasing assets, the general economic climate, financial industry regulation, and new loan origination volume. While the Company continues to pursue additional sources for purchasing assets, there can be no assurance that existing and future sources will provide sufficient opportunities for the Company to purchase assets at favorable prices. Prior to 1996 the RTC, and the FDIC, represented the source of the majority of the Company's loan purchases. During the past year, two institutions supplied the Company with 42% all of its portfolio acquisitions, as measured by purchase price. The Company's sources of loan acquisition have varied from year to year and the Company expects that this will continue to be the case.


      REGULATION. The Company's lending activities are subject to the Federal Truth-in-Lending Act ("TILA") and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act of 1974, as amended ("ECOA") and Regulation B, the Fair Credit Reporting Act of 1970, as amended, the Real Estate Settlement Procedures Act of 1974, as amended ("RESPA") and Regulation X, the Home Mortgage Disclosure Act ("HMDA") and Regulation C, the Federal Debt Collection Practices Act and the Fair Housing Act, as well as other federal and state statutes and regulations affecting the Company's activities. Failure to comply with these requirements can lead to loss of approved status, demands for indemnification or mortgage loan repurchases, certain rights of recision for mortgage loans, class action lawsuits and administrative enforcement actions.

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

      EMPLOYEES. As of December 31, 1999, the Company had 62 full-time employees, including 7 in the Acquisitions Department, 22 in the Service Department, 3 in the Legal Department, 3 in the Real Estate Department, 6 in Accounting, 4 in MIS, 7 clerical employees, 5 managerial employees, and 5 employees in Tribeca.

      The Company has never experienced a material work stoppage or slowdown due to labor disagreements. The Company believes that its relations with all employees are satisfactory. None of the Company's employees are covered by a collective bargaining agreement.

      BUSINESS SEGMENTS. The Company has two reportable segments (i) portfolio asset acquisition and resolution, and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires nonperforming, nonconforming and subperforming notes receivable and promissory notes from financial institutions, mortgage and finance companies and services and collects such notes receivable through enforcement of terms of original note, modification of original terms and, if necessary, liquidation of the underlying collateral. The mortgage-banking segment, conducted through Tribeca, originates residential mortgage loans for individuals whose credit histories, income and other factors cause them to be classified as non-conforming borrowers.

ITEM 2.  DESCRIPTION OF PROPERTIES

      PROPERTIES. The Company owns a 6,600 square foot office condominium unit located on the Sixth Floor of Six Harrison Street, New York, New York, which houses its principal offices. See "Item 12. Certain Relationships and Related Transactions." In addition, the Company leases approximately 6,400 square feet of office space at 99 Hudson Street, New York, New York, which houses the Service Department as well as Tribeca. The lease expires on January 31, 2009 and is at an average approximate annual rent of $139,000.

      OREO PROPERTIES. The Company owns OREO in various parts of the country that were acquired through acquisition or foreclosure. The vast majority of these properties are coops and condos, with the remainder being comprised of single-family homes and commercial property. The Company acquires or forecloses on property primarily with the intent to sell such property at a profit, or where the Company feels that it would be more advantageous to do so, rent the property. If such a decision is made then a further investment in the property, in the form of repairs and improvements, may be necessary. Any improvements to OREO property are evaluated independently and decisions are made based on whether a further investment would be economically advantageous.

ITEM 3.  LEGAL PROCEEDINGS

      ASSET PURCHASE AGREEMENT DISPUTE. On August 19, 1997 the Company commenced a civil action in the United States District Court for the Southern District of New York against Preferred Credit Corporation ("PCC") and certain individuals alleging fraud, breach of contract, and unjust enrichment in connection with the purchase by the Company of $3.7 million in face value of notes receivable from PCC for $1.8 million. Through the Complaint, the Company sought recision of the asset purchase agreement or damages incurred in connection with the purchase.

             By an order dated September 22, 1998, the Court dismissed one of the Company's fraud claims against PCC and all of the Company's claims against the individual Defendants. On October 22, 1998, PCC filed an answer and counterclaim alleging a breach of the purchase agreement and seeking its costs and fees incurred in connection with the proceeding.

            Trial in this matter was held on the remaining claims during January 2000. At the conclusion of the trial, the Court orally ruled in favor of the Company and against PCC. On February 10, 2000, the Court entered judgment in favor of the Company and against PCC in the amount of $1.7 million plus interest from May 7, 1997. With interest, the amount due under the judgment is approximately $2 million as of February 10, 2000. The Company is currently in the process of attempting to collect the amount due under the judgment. The Company does not presently known if PCC has sufficient assets to satisfy the judgment.


      LETTER AGREEMENT DISPUTE. On November 17, 1997 K Mortgage Corporation ("K") filed a civil action in the United States District Court for the Southern District Court of New York against the Company, Tribeca, and Thomas J. Axon alleging breach of contract, fraud, conversion and unjust enrichment in connection with a May 9, 1997 letter agreement (the "Letter Agreement") pursuant to which Tribeca was to purchase certain assets of K and retain three principals of K as paid consultants and employ a fourth, Jim Ragan ("Ragan"). K sought to recover for damages of $10 million for the alleged failure of the Company to make certain payments to third parties, provide Ragan with an employment agreement and provide the three other principals of K with consulting contracts pursuant to the terms of the Letter Agreement.

      On December 22, 1997, the Company, Tribeca and Mr. Axon filed an answer and counterclaim vigorously denying the allegations of the complaint. In addition, Tribeca filed a counterclaim alleging fraud and breach of contract against K. Prior to trial, the claims asserted by K against Mr. Axon were voluntarily dismissed. Trial on the remaining claims was conducted in April and May of 1999. Following the conclusion of K's case in chief, the court dismissed K's claims against the Company leaving open the remaining claims against Tribeca. On March 6, 2000, the Court entered an opinion directing Tribeca to pay certain obligations owed by K Mortgage to third parties, up to $135,000, and dismissed all of the remaining claims asserted by any of the parties.

      The Court has directed K Mortgage to submit certain additional evidence regarding the amount of the third party obligations, however, the Company believes that the amount of such obligations is less than $135,000. It is currently anticipated that the amount of the third party obligations, which Tribeca will be ordered to pay, will be determined by the Court in the second quarter of 2000. Provision has been made in the financial statements for the ultimate amount the Company believes Tribeca will be required to pay to satisfy the judgment.


      LEGAL FEE DISPUTE. On October 28, 1997, Rosen, Dainow & Jacobs ("Rosen") filed a civil action against the Company in the Supreme Court of the State of New York, County of New York alleging failure by the Company to pay legal fees allegedly due Rosen. Rosen, now dissolved, had represented the Company in a federal trademark action that is no longer pending. Rosen withdrew from representation of the Company when James Jacobs, the lead attorney for the Company in the trademark action, joined a firm that was representing the Company's adversary in other matters. The complaint seeks $145,000 in damages. Rosen's motion for summary judgment was denied by the court. The Company plans to continue its vigorous defense of this action. It is currently anticipated that trial in this matter may occur during the first half of 2000.

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

      During 1997 the Company initiated efforts to foreclose on its Deed of Trust on a 4,000-acre ranch owned by the parties to the original Shultz Settlement. Trial in this matter was held in November of 1999 and the Company obtained a judgment of $600,000. In connection with this judgment the parties entered into a Settlement Agreement pursuant to which certain additional collateral was provided to the Company to secure the payment of the judgment amount.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      MARKET INFORMATION. The Company's Common Stock is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq") under the symbol "FCSC" since December 26, 1996 and "FCMC" from December 30, 1994 until such date.

      The following table sets forth the bid prices for the common stock on Nasdaq Bulletin Board, for the periods indicated trading during these periods was limited and sporadic. Therefore, the following quotes may not accurately reflect the true market value of the securities. Such prices reflect inter-dealer prices without retail markup or markdown or commissions and may not represent actual transactions. Information for 1999 and 1998 was compiled from information representing the daily inter-dealer bid activity during the period.

                                  1999 Bid                1998 Bid
                                  --------                --------
                              High        Low         High           Low
                              ----        ---         ----           ---
First Quarter                $1.125      $.075        $3.00         $1.25
Second Quarter               $1.75       $.075        $2.50         $1.25
Third Quarter                $1.75       $.055        $1.75         $1.25
Fourth Quarter               $1.00       $.055        $1.50         $0.55

      As of March 30, 2000, there were approximately 525 record holders of the Company's Common Stock.

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



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      FORWARD-LOOKING STATEMENTS. When used in this report, press releases and elsewhere by the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion and the Form 10-KSB, may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: unanticipated changes in the U.S. economy, business conditions and interest rates and the level of growth in the finance and housing markets, the availability for purchases of additional loans, the status of relations between the Company and its Senior Debt Lender, the status of relations between the Company and its primary sources for loan purchases, unanticipated difficulties in collections under loans in the Company's portfolio and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      LOAN AND OREO ACQUISITIONS. During the year ended December 31, 1999 ("fiscal 1999") the Company purchased 2,368 loans consisting primarily of second mortgages, with an aggregate face value of $96 million at an aggregate purchase price of $88 million or 92% of the face value compared with the purchase during the year ended December 31, 1998 ("fiscal 1998") of 4,174 loans consisting primarily of second mortgages, with an aggregate face value of $84 million at an aggregate purchase price of $72 million or 86% of the face value and five OREO properties at an aggregate purchase price of $1.1 million. Acquisition of these portfolios was fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee.

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

      COST OF FUNDS. The increases in the prime rate during 1999, from 7.75% to 8.00%, 8.25%, and 8.5% in July, September, and November, respectively, increased the benchmark rate for the cost of funds on Senior Debt used to fund loan portfolio acquisitions, directly decreasing net income. As of December 31, 1999, the Company had Senior Debt outstanding under seventy-three loans with an aggregate principal balance of $185 million. References herein to the Company's Senior Debt Lender or lending arrangements refer to such lender. Additionally the Company has financing agreements, which had an outstanding balance of $791,075 at December 31, 1999.

      The majority of the loans purchased by the Company bear interest at a fixed rate while the Senior Debt incurred to finance its purchase bears interest at a variable rate; consequently, there was a corresponding decrease in interest income due to changes in market interest rate conditions. The weighted average interest rate on borrowed funds for the Senior Debt based on the balances as of December 31, 1999 and December 31, 1998 were 9.0% and 8.3%, respectively. Management believes that any future increases in the prime rate will negatively impact the net income of the Company while decreases may be expected to positively impact such net income.

      The impact of inflation on the Company's operations during both fiscal 1999 and 1998 was immaterial.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

      Total revenue, comprised of interest income, purchase discount earned, gains recognized on the bulk sale of notes, gain on sale of repossessed collateral, gain on sale of OREO, gain on sale of loans originated, rental income and other income, increased by $5,454,774 or 32%, to $22,451,660 during fiscal 1999, from $16,996,886 during fiscal 1998.

      Total revenue as a percentage of notes receivable in the Company's portfolio as of the last day of the fiscal year, net of allowance for loan losses and joint venture participation during fiscal 1999 was 12.2% as compared with 12.4% during fiscal 1998. Interest income on notes receivable increased by $6,342,060 or 69%, to $15,489,613 during fiscal 1999 from $9,147,553 during fiscal 1998. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from the purchase of $96 million of performing loans during 1999, which increased the size of the Company's outstanding portfolio of notes receivable by 30%. The increase in the growth in size of the Company's portfolio lagged behind the increase in interest income primarily due to prepayments and principal collections.

      Purchase discount earned decreased by $62,267 or 1%, to $4,268,343 during fiscal 1999 from $4,330,610 during fiscal 1998. The decrease in purchase discount earned reflected a maturing of the Company's portfolio, the purchasing of performing loans and increases in foreclosures of loans in the Company's portfolio, which converts the purchase discount into potential gain or loss on sale of OREO when the property is sold. The Company believes that the aggregate sales proceeds on its OREO portfolio will exceed the lower of cost or market value at which it is recorded resulting in a gain on sale.

      Gains from the bulk sale of loans decreased by $207,459 or 25%, to $619,608 during fiscal 1999 from $827,067 during fiscal 1998. This decrease reflected a decrease in the aggregate amount of loans sold during 1999 as compared to 1998. The Company sold approximately $5 million in face value notes receivable during 1999 as compared to $ 6 million during 1998.

      Gain on sale of originated notes by Tribeca decreased by $575,099 or 79%, to $156,170 during 1999 from $731,269 during fiscal 1998. This decrease is due to Tribeca's originating $2 million in new loans during 1999 as compared to $22 million during 1998 as a result of its change in focus to retail loan originations. Tribeca had loan sales of $ 7 million during 1999 as compared to $16 millions of loans during 1998.

      Gain on sale of OREO increased by $89,016 or 40% to $312,000 during fiscal 1999 from $ 222,984 during fiscal 1998. The increase resulted from higher valued OREO property being sold during 1999 as compared to 1998. The Company sold 121 OREO properties during 1999 as compared to 137 OREO properties during 1998.

      Rental income decreased by $35,431 or 4% to $765,552 during fiscal 1999, from $ 800,983 during fiscal 1998. This decrease reflects the sale of certain rental properties where the market value exceeded the value of the net cash flow rental value, and the write-off rental income as a result of the eviction of certain tenants. The number of OREO rental properties held at December 31, 1999 is 94 as compared to 115 at December 31, 1998.

      Other income decreased by $96,046 or 10%, to $840,374 during fiscal 1999 from $936,420 during fiscal 1998. The decrease was due primarily to a decrease in settlement income related to the Schultz settlements.

      Total operating expenses increased by $4,031,544 or 22% to $22,319,812 during fiscal 1999 from $18,288,268 during fiscal 1998. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, service fees, amortization of loan commitment fees and depreciation expense.


      Interest expense increased by $3,715,506 or 37%, to $13,812,146 during fiscal 1999 from $10,098,640 during fiscal 1998. This increase resulted primarily from the increase in Senior Debt reflecting the Company holding a larger portfolio of notes receivable and the increases in the prime rate during 1999. Total debt increased by $53 million or 40%, to $185 million as of December 31, 1999 as compared with $132 million as of December 31, 1998. Total debt includes Senior Debt, debentures, financing agreements and loans from affiliates.

      Collection, general and administrative expenses increased by $24,963 to $7,697,934 during fiscal 1999 from $7,672,971 during fiscal 1998. The primary components of collection, general and administrative expense are personnel expense, OREO related expense, litigation expense, office expense, and collection expense.

        Personnel expenses decreased by $284,068 or 9%, to $2,983,285 during fiscal 1999 from $3,267,353 during fiscal 1998. This decrease resulted from staff reductions at Tribeca related to its change from wholesale to retail originations business. OREO related expenses decreased by $291,631 or 19%, to $1,266,877 during fiscal 1999 from $1,558,508 during fiscal 1998. This decrease resulted from a decrease in properties held as rental OREO properties, increased OREO sales activity during 1999 and decreased foreclosure activity resulting from the Company's focus beginning in mid 1999 on acquiring performing loans. Litigation expenses increased by $227,309 or 26%, to $1,094,914 during fiscal 1999 from $867,605 during fiscal 1998. This increase was primarily due to expenses associated with corporate litigation (see Item 3. Proceedings), where the Company is vigorously defending its position in various cases. Office expenses increased by $172,610 or 57%, to $ 475,814 during fiscal 1999 from $303,204 primarily due to the opening of a new corporate office at 99 Hudson Street. Other collection expenses increased $200,744 or 9% to $1,877,044 during fiscal 1999 from $1,676,300 during fiscal 1998. This increase resulted primarily from computer consulting expenses associated with the growth in the Company's loan portfolio, as well as training expenses associated with the purchase of a new accounting software package and an accrual for the K mortgage litigation settlement. See Item 3. Legal Proceedings.

      Provisions for loan losses increased by $68,962 or 99%, to $138,703 during fiscal 1999 from $69,741 during fiscal 1998. This increase reflects the write-off of four RTC loans. Bad debt expense expressed as a percentage of face value of notes receivable as of the last day of such years for fiscal 1999 and fiscal 1998 were approximately 0.07% and 0.04%, respectively. Provisions for loan losses are incurred as soon as the valuation of the asset diminishes and there is no unamortized discount remaining associated with that asset.

      Amortization of deferred financing costs increased by $161,846 or 45%, to $525,065 during fiscal 1999 from $363,219 during fiscal 1998. This increase resulted primarily from the growth in size of the portfolio, increased prepayments and collections, and an increase in the number and dollar amount of loans and OREO sold, which sales generally accelerate the amortization of financing costs. On December 31, 1999 and December 31, 1998, deferred financing costs, as a percentage of Senior Debt outstanding was 1.00 % and 1.19%, respectively.

      Depreciation expense increased by $62,267 or 74%, to $145,964 during fiscal 1999 from $83,697 during fiscal 1998. This increase resulted primarily from renovations to the Company's corporate headquarters, purchase of computer equipment and a new accounting software package.

      The Company's operating income increased by $1,423,230 to $131,848 during fiscal 1999 from a loss of $1,291,382 during fiscal 1998 for the reasons set forth above.


      During 1999, there was no provision for income taxes due to loss carryforwards, and during fiscal 1998, there was no provision for income taxes due to an operating loss.

      Net income increased by $1,423,230 to $131,848 during fiscal 1999, from a loss of $1,291,382 during fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

          GENERAL. During fiscal 1999 the Company purchased 2,368 loans with an aggregate face value of $96 million at an aggregate purchase price of $88 million or 92% of the face value. During fiscal 1998, the Company purchased 4,174 loans with an aggregate face value of $84 million at an aggregate purchase price of $72 million or 86% of aggregate face value, and 5 OREO properties with an aggregate purchase price of $1.1 million. This increase reflected the Company's new focus of acquiring high yielding coupon loans and the ability of the Company to bid competitively on portfolio acquisitions as a result of the reduction in its cost of funding relative to the prime rate during the first six months of 1999, and the increased activity to cultivate additional business.


LIQUIDITY. The Company's portfolio of notes receivable at December 31, 1999, had a face value of $206 million and included net notes receivable of approximately $165 million. Net notes receivable are stated at the amount of unpaid principal, reduced by purchase discount, an allowance for loan losses. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or sale if it is economically advantageous to do so.


      During fiscal 1999, the Company used cash in the amount of $3.6 million in its operating activities primarily for interest expense, overhead, ordinary litigation expense incidental to its collections and for the foreclosure and improvement of OREO. The Company used $42.6 million in its investing activities, which reflected primarily the use of $88.5 million for the purchase of notes receivable offset by principal collections of its notes receivable of $36.9 million and proceeds from sales of OREO of $6.9 million Net cash provided by financing activities, of 47.1 millionwas primarily from a net increase in Senior Debt of $52.7 million. The above activities resulted in a net increase in cash at December 31, 1999 over December 31, 1998 of $895,661.

      In the ordinary course of its business, the Company accelerates its foreclosures of real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at December 31, 1999 and 1998, the Company held OREO recorded in the financial statements at $7.7 million and $10.4 million, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or fair market value. The Company believes that the OREO inventory held at December 31, 1999 has a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $8.5 million based on market analyses of the individual properties less the estimated closing costs. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it is economically beneficial to do so.


      OPERATING EXPENSES OF TRIBECA. During 1999, Tribeca incurred an operating loss of $491,579. This loss stemmed from a change in business plan to focus on retail originations, which resulted in a decreased volume of originations, with reduction in overhead lagging behind such increases. The Company funded the start-up of Tribeca with $1.1 million of proceeds from the refinancing of two loan portfolios through its Senior Debt Lender. Additionally, such lender has provided Tribeca with a warehouse financing agreements of $2 million. Tribeca began originating mortgages on September 1, 1997. There can be no assurances that Tribeca will earn a profit in the future, however, management believes that Tribeca's existing cash balances, credit lines, and anticipated cash flow from operations will provide sufficient working capital resources for Tribeca's anticipated operating needs.

      IMPACT OF YEAR 2000. In prior years, the Company discussed the nature and progress of its plans to become year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $ 12,000 during 1999, in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year to ensure that any latent Year 2000 matters that may arise are addressed promptly.

CASH FLOW FROM OPERATING AND INVESTING ACTIVITIES

      Substantially all of the assets of the Company are invested in its portfolios of notes receivable. The Company's primary source of cash flow for operating and investing activities is collections on notes receivable and gains on sale notes and OREO properties.

      At December 31, 1999, the Company had unrestricted cash, cash equivalents and marketable securities of $6 million. A portion of the Company's available funds may be applied to fund acquisitions of companies or assets of companies in complementary or related fields. Although the Company from time to time engages in discussions and negotiations, it currently has no agreements with respect to any particular acquisition. This may cause the Company to incur additional capital expenditures, outside the acquisitions of additional notes receivable.

CASH FLOW FROM FINANCING ACTIVITIES

      SENIOR DEBT. As of December 31, 1999, the Company owed an aggregate of $185 million to the Senior Debt Lender, under 73 loans.

      The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest at variable rates with a premium of between 0% and 2.00% over the prime rate. The accelerated payment provisions are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a further amount to be applied toward additional principal reduction from available cash after scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the minimum scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow, which is available to the Company.

      In December 1998, the Company negotiated with its Senior Debt Lender a modification to the Senior Debt obligation, which increases the cash flow available to the Company for operations. Management believes that this modification may reduce irregular periods of cash flow shortages arising from operations. The Senior Debt Lender has provided the Company with a cash advance of $600,000 per month for the year. Management believes that sufficient cash flow from the collection of notes receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of notes receivable, the bulk sale of performing loan portfolios, sales and rental of OREO, continued modifications to the secured debt credit agreements or additional borrowing, to repay the current liabilities arising from operations and to repay the long term indebtedness of the Company.

      Certain of the Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The restricted cash is maintained in an interest bearing account, at the Company's Senior Debt Lender. Restricted cash may be accessed by the Senior Debt Lender only upon the Company's failure to meet the minimum monthly payment due if collections from notes receivable securing the loan are insufficient to satisfy the installment due. Historically, the Company has not called upon these reserves. The aggregate balance of restricted cash in such accounts was $387,972 on December 31, 1999 and $1,103,446 on December 31, 1998. The decrease in restricted cash at December 31, 1999, was due to deposits placed on loan portfolio bids at year-end. These deposits were returned to restricted cash after the close of the purchase, by the Senior Debt Lender.

      Total Senior Debt funding capacity was $250 million at March 29, 2000 of which approximately $185 million had been drawn down as of such date. Additionally the Senior Debt Lender has verbally informed the Company that it will not deem approximately $8 million of Senior Debt that it had syndicated to other banks as of such date as outstanding for purposes of determining availability under the Senior Debt Facility. As a result, the Company has approximately $73 million available to purchase additional portfolios of notes receivable.

    In December 1998, in connection with continuing increases in the availability extended to the Company, the Company's Senior Debt agreement was amended to provide that interest on Senior Debt incurred to finance portfolio acquisitions after December 1, 1998 accrues at the prime rate plus .50%. At December 31, 1999, the weighted average interest rate on Senior Debt was 9.0%.

      The Company's Senior Debt Lender has provided Tribeca with a warehouse financing agreement of $2 million. At December 31, 1999, Tribeca had drawn down $39,000 on the line.


      12% DEBENTURES. In connection with the acquisition of a loan portfolio during 1994, the Company offered to investors $750,000 of subordinated debentures. At December 31, 1999 $352,500, of these debentures were outstanding. The 12% Debentures bore interest at the rate of 12% per annum payable in quarterly installments. The principal was repaid over four years in sixteen equal installments of $ 44,062 that commenced March 31, 1996. The 12% Debentures were secured by a lien on the Company's interest in certain notes receivable and were subordinated to the Senior Debt encumbering the loan portfolio.

      HARRISON FIRST CORPORATION 12% DEBENTURES. In connection with the acquisition of a loan portfolio during 1995, the Company offered to investors $800,000 of subordinated debentures of which $555,000 were issued. As of December 31, 1999 and 1998, $332,976 and $176,250, respectively, of these debentures were outstanding. The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over three years in ten equal quarterly installments of $22,200 which payments commenced on September 30, 1997 with the remaining balloon payment of $310,800 due June 30, 2000. The Harrison 1st 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

      FINANCING AGREEMENT. The Company has a financing agreement with the Senior Debt Lender permitting it to borrow a maximum of approximately $1,500,000 at a rate equal to the bank's prime rate plus two percent per annum. Principal repayment of the line is due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the financing agreement as of December 31, 1999 and December 31, 1998, were $615,720 and $450,415 respectively. Advances made under the financing agreement were used to satisfy senior lien positions and fund property capital improvements in connection with foreclosures of certain real estate loans financed by the Company.

Management believes the ultimate sale of these properties will satisfy the related outstanding financing agreement and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company, which the Company may be required to hold as rental property to maximize its return.


ITEM 7.  FINANCIAL STATEMENTS

      See the financial statements and notes related thereto, beginning on page F-1, included elsewhere in this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

                                                 Current
                                 Year First      Term as
                                  Elected        Director
Name                    Age       Director        Expires          Office
----                    ---       --------        -------          ------
Allan R. Lyons          59          1994           2002       Director
William F. Sullivan     50          1996           2002       Director
Michael Bertash         47          1998           2002       Director
Thomas J. Axon          48          1988           2000       President, Chief Executive
                                                              Officer and Director
Frank B. Evans          48          1994           2000       Director
Steven W. Lefkowitz     44          1996           2000       Director
Joseph Bartfield        45          1994           2001       Director
Joseph Caiazzo          42          1994           2001       Vice President, Chief
                                                              Operating Officer and
                                                              Director and Secretary

Robert M. Chiste        52          1994           2001       Director

                                CLASS 1 DIRECTORS
                            WITH TERMS EXPIRING 2001

      Joseph Bartfield has practiced law in New York State since 1980. From 1988 until September 1997 Mr. Bartfield was self-employed as an attorney, specializing in commercial litigation and commercial arbitration. From September 1997 until September 1999, Mr. Bartfield was a partner in RMTS Associates LLC. ("RMTS"), an insurance consulting and underwriting business with emphasis in professional sports, medical stop loss insurance and large risk management. Since November 1999, Mr. Bartfield has been a member of CFE Management LLC, a Managing General Underwriter for medical stop loss insurance. Mr. Bartfield graduated from New York Law School and holds a master's degree in political science from Long Island University.

      Joseph Caiazzo has served as Vice President and Chief Operating Officer since March of 1996, and Secretary since June 1999. Mr. Caiazzo is also the President of the Company's subsidiary Tribeca Lending Corp. From August 1989 to March 1996, Mr. Caiazzo served as corporate controller of R.C. Dolner, Inc., a general contractor. Mr. Caiazzo holds a Bachelor of Science from St.
Francis College and a Masters of Business Administration in Finance from Long Island University.

      Mr. Chiste is currently involved with several Internet related businesses. Since September 1999, he has served as Chairman of FuelQUEST, Inc., a development stage B2B e-commerce enterprise focusing on the fuels and lubricant industry, as well as the Vice-Chairman, President and Chief Executive Officer of FuelONE, Inc., an ongoing consolidation of fuel and lubricant wholesale distribution companies. Since July

1998, Mr. Chiste has been Chairman of TriActive, Inc., a venture funded Application Service Provider providing systems management services over the Internet to mid-sized companies, where he served as CEO from July 1998 to August 1999. Mr. Chiste was the President, Industrial Services Group, of Philip Services Corp. from August 1997 to June 1998. He was President, Industrial Services Group, of Philip Services Corp, from August 1997 to July 1998. He served as Vice Chairman of Allwaste, Inc. ("Allwaste"), a provider of industrial and environmental services, from May 1997 through July 1997, President and Chief Executive Officer of Allwaste from November 1994 through July 1997 and a director of Allwaste from January 1995 through August 1997. Philip Services Corp. acquired Allwaste effective July 31, 1997. Mr. Chiste served as Chief Executive Officer and President of America National Power, Inc., a successor company of Transco Energy Ventures Company, from its inception in 1986 until August 1994. During the same period he served as Senior Vice President of Transco Energy Company. From 1980-1986, Mr. Chiste held several executive positions with Enron Corp. and its successor companies. Mr. Chiste also serves as a director of Innovative Valve Technology, Inc. and Pentacon, Inc., a provider of industrial fasteners. Mr. Chiste holds a Bachelor of Science with honors in mathematics from Trenton State College, a J.D. cum laude from Rutgers University School of Law and a Master of Business Administration cum laude from Rutgers University School of Management.

                              CLASS 2 DIRECTORS
                           WITH TERMS EXPIRING 2002

      Mr. Lyons is a Certified Public Accountant who was an executive in Piaker & Lyons, P.C., an accounting firm, and its predecessors since 1968 until his retirement on December 31, 1999. Mr. Lyons is currently the owner of 21st Century Strategic Investment Planning, a Florida LC doing financial planning services and investment structuring and review of financial opportunities and private placements, and acts as a general partner for two venture capital partnerships. Mr. Lyons has been a director of Retail Entertainment Group, Inc. (formerly Starlog Franchise Corporation) since August 1993 and a Director of the Scoreboard Inc., since June 1990. Mr. Lyons has been a director of AMBANC Holding Company (Mohawk Community Bank, Amsterdam, New York) since April 1999. Mr. Lyons holds a Bachelor of Science in Accounting from Harpur College and a Masters of Business Administration from Ohio State University.

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

      Based solely on review of the copies of such reports furnished to the Company, the Company believes that during 1999 all Section 16(a) filing requirements applicable to its Officers, Directors and ten percent stockholders were complied with except that Mr. Axon failed to file a Form 4 with respect to the purchase of 3,000 shares of Common Stock in February, 1996, for a purchase price of $6,083, and a Form 4 with respect to the purchase of 2,500 shares of Common Stock in March, 1996, for a purchase price of $5,088.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation earned by or paid to Thomas J. Axon, the Chief Executive Officer of the Company, Peter Spielberger, the Chief Financial Officer, Joseph Caiazzo, the Chief Operating Officer of the Company, (collectively the "Named Executive Officers"). No other executive officers of the Company earned over $100,000 in salary and bonus during the fiscal year ended December 31, 1999:

                           SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------------
NAME AND PRINCIPAL        FISCAL              ANNUAL COMPENSATION                  LONG-TERM COMPENSATION AWARDS
POSITION                  YEAR
-------------------------------------------------------------------------------------------------------------------
                                     SALARY ($)       BONUS ($)      OTHER             RESTRICTED     SECURITIES
                                                                    ANNUAL             STOCK          UNDERLYING
                                                                   COMPENSATION         AWARD(S)      OPTIONS/SARS
                                                                       ($)                ($)              (#)
-------------------------------------------------------------------------------------------------------------------
Thomas J. Axon - Chief      1999          75,000           -        7,000(1)                 -               -
Executive Officer           1998               -           -        7,000(1)                 -               -
                            1997               -           -        7,000(1)                 -               -

-------------------------------------------------------------------------------------------------------------------
Joseph Caiazzo - Chief      1999         141,557           -               -                 -               -
Operating Officer           1998         140,000           -               -                 -               -
                            1997         145,577                                                       100,000(2)
-------------------------------------------------------------------------------------------------------------------
Peter Spielberger-Chief     1999        $150,000      30,000               -                 -         100,000(3)
Financial Officer           1998         $69,230                           -                 -
                            1997               -
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------


(1)   Represents health insurance benefits received by Mr. Axon.

(2) Represents options to purchase shares of the Company's Common Stock granted on March 25, 1996 at $1.56 per share, 50,000 of which vested upon grant and 50,000 of which vested on March 26, 1998.

(3) Represents options to purchase shares of the Company's Common Stock granted on June 1, 1998 at $1.56 per share, 100,000 of which vested upon grant.

         The following table sets forth the aggregate value, realized gain, and number of options granted to the Named Executive Officers.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

----------------------------------------------------------------------------------------------------------------------------
       NAME             SHARES       VALUE REALIZED    NUMBER OF SECURITIES UNEXERCISED    VALUE OF MONEY UNEXERCISED IN -
                      ACQUIRED ON                            OPTIONS / SARS AT END         MONEY OPTIONS / SARS AT FY - END
                       EXERCISE
                      ------------------------------------------------------------------------------------------------------
                           #               ($)          EXERCISABLE       UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------------------
Thomas J. Axon             -                -                -                  -                -                -
----------------------------------------------------------------------------------------------------------------------------
Joseph Caiazzo(1)          -                -             100,000               0                -                -
----------------------------------------------------------------------------------------------------------------------------
Peter Spielberger                                         100,000               -                -                -
----------------------------------------------------------------------------------------------------------------------------


(1)   Based upon a $1.56 share price at December 31, 1999.


      EMPLOYMENT AGREEMENTS.

EMPLOYMENT AGREEMENTS

Joseph Caiazzo serves as Chief Operating Officer of the Company under a five-year contract for annual compensation of $135,000, expiring on March 24, 2001. In addition, under his employment contract Mr. Caiazzo will receive a bonus of 3.5% of post tax profits of the Company in any fiscal year in excess of $500,000. Mr. Caiazzo also received a grant of 100,000 options to purchase Common Stock, of which 50,000 vested upon grant and 50,000 vested on March 26, 1998.

      Peter Spielberger serves as Chief Financial Officer of the Company, under the terms of a contract that has been extended to July 12, 2000, for annual compensation of $150,000. Under his employment contract Mr. Spielberger received a bonus of $30,000 in April 1999. Mr. Spielberger also received a grant of 100,000 options to purchase Common Stock of which 50,000 vested upon grant and 50,000 vested on July 12, 1999.

      DIRECTORS COMPENSATION. Effective March 21, 2000, each non-employee director receives $1,000 for every meeting of the Board of Directors and committee meetings attended in person and $500 for meetings attended telephonically. Effective June 5, 1996, each non-employee director of the Company was granted an option to purchase 10,000 shares of Common Stock pursuant to the Company's 1996 Stock Incentive Plan. These options vest 25% each year on the first four anniversaries of the date of grant at $1.56 per share. To date none of these options have been exercised.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 15, 2000, the number of shares of Common Stock and the percentage of the Company's Common Stock beneficially owned by (i) each person known (based solely on Schedules 13D or 13G filed with the Securities and Exchange Commission (the "Commission") to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each Director and nominee for Director of the Company, (iii) the Named Executive Officers, and
(iv) all Directors and executive Officers of the Company as a group (based upon information furnished by such persons). Under the rules of the Commission, a person has beneficial ownership of Common Stock if the power or shares the power to vote or direct the disposition of such security or the power to dispose of or to direct the disposition of such security. In general, a person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed a beneficial owner of the same securities.

Name                                           Number          Percent
----                                           ------          -------
Thomas J. Axon (1) (2)                       3,118,490          52.7%
Frank B. Evans, Jr. (1) (3)                    897,960          15.2%
Joseph Caiazzo (1) (4)                         123,550           2.1%
Joseph Bartfield (1) (5)                       167,290           2.8%
Robert M. Chiste (1) (5)                        70,055           1.1%
Allan R. Lyons (1) (5)                          37,500              *
William F. Sullivan (1) (6)                     34,700              *
Michael Bertash (1)                                  0              *
Steven Lefkowitz (1) (7)                       152,000           2.6%
Vincent A. Merola (8)                          295,935           5.0%
Peter Spielberger (1) (4)                      100,000           1.7%

All Directors and officers as a Group
(10 persons) (9)                             4,701,545          78.2%


* Indicates beneficial ownership of less than one (1%) percent. Percentages are based on 5,917,295 of common stock outstanding

(1) Mailing address: C/O Franklin Credit Management Corporation, Six Harrison Street, New York, New York 10013.

(2) Does not include 11,610 shares beneficially owned by Mr. Axon's mother, Ann Axon, with respect to which shares Mr. Axon disclaims beneficial ownership. Includes 1,030 shares owned of record by him as custodian for a minor child.

(3) Does not include 5,225 shares beneficially owned by Mr. Evans' father Frank Evans and 20,720 shares owned by Mr. Evans' wife Karen Evans, with respect to which shares Mr. Evans disclaims beneficial ownership. Includes 20,000 shares held by Mr. Evans as custodian for his four minor children.

(4) Includes 100,000 shares issuable upon exercise of options exercisable within sixty days.

(5) Includes 10,000 shares issuable upon exercise of options exercisable within sixty days.

(6) Includes 5,000 shares issuable upon exercise of options exercisable within sixty days.

(7) Includes 87,000 shares issuable upon exercise of warrants exercisable within sixty days and 5,000 shares issuable upon exercise of options exercisable within sixty days.

(8) Mr. Merola's mailing address is P.O Box 769 Tannersville, PA 18372-0769. Mr. Merola is not an officer nor director.

(9) Includes 240,000 shares issuable upon exercise of options exercisable within sixty days and 87,000 shares issuable upon exercise of warrants exercisable within sixty days.


================================================================================

================================================================================


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

       In 1998, Mr. Axon, the Company's President, Chief Executive Officer and Chairman purchased from the Company a Florida condominium unit subject to considerable title defects, held by the Company in its OREO inventory available for sale. The consideration included forgiveness of $ 184,335 of indebtedness of the Company to Axon Associates, Inc. and issuance by Mr. Axon of a note to the Company in the amount of $234,165. The note bears interest at a rate of 8% per annum, is secured by the condominium property, and is due January 1, 2001 but can be extended by Mr. Axon to June 1, 2001. The Company believes that the terms of the sale were at least as advantageous to the Company as those available from an arms-length purchaser.

      As of December 31, 1999, the Company had indebtedness of $109,350 outstanding to RMTS in respect of a November 1996 advance under a financing agreement provided to the Company by RMTS to fund deposits required in connection with bids at portfolio auctions. The indebtedness bears interest at a rate of 8.5% per annum and is payable monthly.

      On April 2, 1997, the Company entered into a letter agreement with Wade Capital Corporation ("WCC"), of which Steven W. Lefkowitz, a member of the Company's Board of Directors, serves as President, pursuant to which WCC was retained through April 30, 1998 to provide financial advisory services to the Company. Pursuant to such agreement, WCC was granted 87,000 warrants to purchase Common Stock at $1.56 per share.

       On March 31,1999, Mr. Steven W. Leftkowitz, a board member and stockholder, purchased from the Company without recourse a note held by the Company. The consideration given included a note for $270,000 of indebtedness to the Company. The note bears interest at a rate of 8% per annum payable monthly is secured by a mortgage on real estate and is due May 31, 2001 but can extended at his option to November 30, 2001. The Company believes that the terms of the sale of the note were at least as advantageous to the Company as those available from an arms-length purchaser.

      During 1999, Mr. Axon provided the Company's Senior Debt Lender with a $350,000 personal guarantee in connection with the financing of the acquisition by the Company of certain high LTV loans. Mr.

Axon is being compensated on the outstanding balance of this guarantee at the rate of -1/4% per annum which the Company believes is no greater than would be payable to an outside guarantor.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


                                     PART IV

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

    10(d) Employment Agreement dated December 4, 1996, between the Company and Joseph Caiazzo. Filed with the Commission.

    10(e)     Agreement dated March 29, 1997 between the Company and the
              Citizens Banking Company. Filed with the Commission.

    10(f) Loan and Real Estate Purchase Agreement dated September 17,1998 by and among Franklin credit Management Corporation and Home Gold
              Financial Inc. f/k/a Emergent Mortgage Corp.

    10(g) Form of Subscription Agreement and Investor Representation, dated as of September 8,1998 between the Company and certain subscribers. Filed with the Commission.

    10(h)     Loan Purchase Agreement dated December 31,1998 between the
              Company and Thomas Axon, corporate General Partner. Previously filed with, and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on April 4, 1999.

    10(i)     Promissory Note between Thomas J. Axon and the Company dated
              December 31,1998. Previously filed with, and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on April 14, 1999.

    10(j) Promissory Note between Steve Leftkowitz, board member, and the Company dated March 31,1999. (Filed herewith)

    10(k) Loan Purchase Agreement dated March 31,1999 between the Company and Steve Leftkowitz, board member. (Filed herewith).

    11       Earnings per share. (Filed herewith)

                                   SIGNATURES


      In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 30, 2000                      FRANKLIN CREDIT MANAGEMENT
                                    CORPORATION



                                    By:   THOMAS J. AXON
                                        --------------------------------------
                                          Thomas J. Axon
                                          President and Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                                       Date
---------                           -----                                       ----
THOMAS J. AXON                      President, Chief Executive Officer          March 30, 2000
-------------------                 and Director                                ---------------
Thomas J. Axon
(Principal executive officer)


PETER SPIELBERGER                   Executive Vice President and                March 30, 2000
-----------------                   Chief Financial Officer                     --------------
Peter Spielberger
(Principal financial and
accounting officer)


JOSEPH CAIAZZO                      Vice President, Chief Operating             March 30, 2000
--------------                      Officer, Secretary and Director                        --------------
Joseph Caiazzo
(Secretary)

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            PAGE
INDEPENDENT AUDITORS' REPORT                                                  F-1

FINANCIAL STATEMENTS FOR THE YEARS ENDED
  DECEMBER 31, 1999 AND 1998:

  Consolidated Balance Sheets                                                 F-2

  Consolidated Statements of Income                                           F-3

  Consolidated Statements of Stockholders' Equity                             F-4

  Consolidated Statements of Cash Flows                                       F-5

  Notes to Consolidated Financial Statements                              F-6 - F-26

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Franklin Credit Management Corporation and Subsidiaries

We have audited the consolidated balance sheets of Franklin Credit Management Corp. and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE, LLP


New York, New York
March 24, 2000

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

ASSETS                                                                               1999                  1998
CASH AND CASH EQUIVALENTS                                                       $   6,015,567         $   5,119,906

RESTRICTED CASH                                                                       387,972             1,103,446

NOTES RECEIVABLE:
  Principal                                                                       206,262,651           158,730,622
  Joint venture participations                                                       (301,990)
  Purchase discount                                                               (18,449,141)          (20,435,067)
  Allowance for loan losses                                                       (22,185,945)          (22,168,345)
                                                                                -------------         -------------

           NET NOTES RECEIVABLE                                                   165,627,565           115,825,220

LOANS HELD FOR SALE                                                                 3,288,568             5,699,577

ACCRUED INTEREST RECEIVABLE                                                         2,425,358             1,924,601

OTHER REAL ESTATE OWNED                                                             7,699,468            10,357,181

OTHER RECEIVABLES (including $504,165 and $234,165 from related parties)            2,827,301             1,231,667

DEFERRED TAX ASSET                                                                  3,408,903             1,842,932

OTHER ASSETS                                                                        1,155,097             1,453,158

BUILDING, FURNITURE AND FIXTURES - Net                                                884,903               751,512

DEFERRED FINANCING COSTS- Net                                                       2,016,394             1,582,227
                                                                                -------------         -------------

TOTAL ASSETS                                                                    $ 195,737,096         $ 146,891,427
                                                                                =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                                         $   3,098,648         $   2,946,071
  Financing agreements                                                                791,075             6,197,803
  Notes payable                                                                   185,019,806           132,227,257
  203(k) rehabilitation escrows payable                                                18,691                72,386
  Subordinated debentures                                                             332,976               598,050
  Notes payable, affiliates and stockholders                                          109,350               181,129
  Deferred tax liability                                                            3,488,962             1,922,991
                                                                                -------------         -------------

           TOTAL LIABILITIES                                                      192,859,508           144,145,687
                                                                                -------------         -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 10,000,000 authorized shares; issued
    and outstanding: 5,916,527 and 5,916,527                                           59,167                59,167
  Additional paid-in capital                                                        6,985,968             6,985,968
  Accumulated deficit                                                              (4,167,547)           (4,299,395)
                                                                                -------------         -------------

           TOTAL STOCKHOLDERS' EQUITY                                               2,877,588             2,745,740
                                                                                -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 195,737,096         $ 146,891,427
                                                                                =============         =============


See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

                                                      1999                1998
REVENUES:
  Interest income                                 $ 15,489,613        $  9,147,553
  Purchase discount earned                           4,268,343           4,330,610
  Gain on sale of notes receivable                     619,608             827,067
  Gain on sale of notes originated                     156,170             731,269
  Gain on sale of other real estate owned              312,000             222,984
  Rental income                                        765,552             800,983
  Other                                                840,374             936,420
                                                  ------------        ------------

                                                    22,451,660          16,996,886
                                                  ------------        ------------

OPERATING EXPENSES:
  Interest expense                                  13,812,146          10,098,640
  Collection, general and administrative             7,697,934           7,672,971
  Provision for loan losses                            138,703              69,741
  Amortization of deferred financing costs             525,065             363,219
  Depreciation                                         145,964              83,697
                                                  ------------        ------------

                                                    22,319,812          18,288,268
                                                  ------------        ------------

NET INCOME (LOSS)                                 $    131,848        $ (1,291,382)
                                                  ============        ============
NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                           $       0.02        $      (0.23)
                                                  ============        ============

  Dilutive                                        $       0.02        $      (0.23)
                                                  ============        ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                        5,916,527           5,640,363
                                                  ============        ============


See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                             COMMON STOCK                 ADDITIONAL
                                    -----------------------------           PAID-IN         ACCUMULATED
                                      SHARES            AMOUNT              CAPITAL            DEFICIT             TOTAL
                                    ---------         -----------         -----------        -----------         -----------
BALANCE, JANUARY 1,1998             5,516,527         $    55,167         $ 6,489,968        $(3,008,013)        $ 3,537,122

  Private placement                   400,000               4,000             496,000                 --             500,000

  Net loss                                                                                    (1,291,382)         (1,291,382)
                                    ---------         -----------         -----------        -----------         -----------

BALANCE, DECEMBER 31, 1998          5,916,527         $    59,167         $ 6,985,968        $(4,299,395)        $ 2,745,740


  Net Income                                                                                     131,848             131,848
                                    ---------         -----------         -----------        -----------         -----------

BALANCE, DECEMBER 31, 1999          5,916,527         $    59,167         $ 6,985,968        $(4,167,547)        $ 2,877,588
                                    =========         ===========         ===========        ===========         ===========


See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                           1999                 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                   $    131,848         $ (1,291,382)
  Adjustments to reconcile income (loss) to net cash used in operating activities:
    Gain on sale of notes receivable                                      (619,608)            (827,067)
    Gain on sale of other real estate owned                               (312,000)            (222,984)
    Depreciation                                                           145,964               83,697
    Amortization of deferred financing costs                               525,065              363,219
    Purchase discount earned                                            (4,268,343)          (4,330,610)
    Provision for loan losses                                              138,703               69,741

    Changes in assets and liabilities:
      (Increase) decrease in accrued interest receivable                  (500,757)            (994,693)
      (Increase) in other receivables                                   (1,595,634)            (536,196)
      Decrease (Increase) in other assets                                  298,061             (718,083)
      Decrease/(Increase) in loans held for sale                         2,411,009           (1,996,854)
      Increase in accounts payable and accrued expenses                    152,577                7,731
     ( Decrease) in notes payable, affiliates and stockholders             (71,779)            (130,355)
      (Decrease) in 203(k) rehabilitation escrows payable                  (53,695)          (2,755,853)
                                                                      ------------         ------------

           Net cash used in operating activities                        (3,618,589)         (13,279,689)
                                                                      ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease /(Increase) in restricted cash                                  715,474             (112,980)
  Purchase of other real estate owned                                           --           (1,100,809)
  Purchase of notes receivable                                         (88,461,011)         (71,753,755)
  Principal collections on notes receivable                             36,954,321           21,669,970
  Joint venture participation                                              260,473              (19,470)
  Acquisition and loan fees                                             (1,045,180)            (797,694)
  Foreclosures on real estate                                           (4,272,222)          (4,915,798)
  Reclassification of notes receivable for foreclosures                  2,297,823            5,243,674
  Proceeds from sale of other real estate owned                          6,900,502            7,762,586
  Proceeds from sale of notes receivable                                 4,322,678            6,123,911
  Purchase of building, furniture and fixtures                            (279,355)            (124,018)
                                                                      ------------         ------------

           Net cash used in investing activities                       (42,606,497)         (38,024,383)
                                                                      ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                           92,706,737           74,018,327
  Principal payments of notes payable                                  (39,914,188)         (25,434,619)
  Proceeds from private placement                                               --              500,000
  Proceeds from financing agreements                                     2,696,043           26,789,536
  Payments on financing agreements                                      (8,102,771)         (21,968,136)
  Principal payments of subordinated debentures                           (265,074)            (265,050)
                                                                      ------------         ------------

           Net cash provided by financing activities                    47,120,747           53,640,058
                                                                      ------------         ------------

NET INCREASE IN CASH                                                       895,661            2,335,986

CASH, BEGINNING OF YEAR                                                  5,119,906            2,783,920
                                                                      ------------         ------------

CASH, END OF YEAR                                                     $  6,015,567         $  5,119,906
                                                                      ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for interest                                          $ 12,518,563         $  8,843,698
                                                                      ============         ============

  Cash  payments(receipts) for taxes                                  $     65,563         $    (37,878)
                                                                      ============         ============


See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998


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

      c. Short-Term Borrowings - The carrying amounts of the financing agreement and other short-term borrowings approximate their fair value.

      d. Long-Term Debt - Fair value of the Company's long-term debt (including notes payable, subordinated debentures and notes payable, affiliate) is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts reported in the balance sheet approximate their fair value.

      BUSINESS SEGMENTS - Statement of Financial Accounting Standards No. 131 ("FAS 131"), Related information, replaced the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or the financial position of the Company but did affect the Company's footnote disclosures
      (Note 12).

      COMPREHENSIVE INCOME - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income in 1999 and 1998, therefore net income (loss) was the same as its comprehensive income (loss).

      RECENT PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). The Company is required to implement FAS 133 on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company does not believe that this standard it will have any effect on its results of operations and financial position.

2.    NOTES RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

         Notes receivable consists principally of real estate mortgage as of December 31, 1999 and 1998 and are classified as follows:

                                          1999                 1998
Real estate secured                 $183,501,093         $145,114,466
Consumer, unsecured                    9,463,179            2,188,205
Mobile homes                          11,327,459            9,523,867
Other                                  1,970,920            1,904,084
                                    ------------         ------------
                                     206,262,651          158,730,622
                                    ============         ============

         As of December 31, 1999, contractual maturities of classified notes receivables net of the allowance for loan losses were as follows:

Year Ending December 31,                                        Amount
2000                                                       $  33,757,372
2001                                                          30,787,361
2002                                                          28,341,691
2003                                                          13,737,718
2004                                                          12,066,712
Thereafter                                                    51,917,786
                                                           -------------
                                                           $ 170,608,640
                                                           =============

         Excluded from the contractual maturities reflected above are the notes receivable acquired during the last week of 1999 with $ 13,468,066 of aggregate principal balances, net of allowance for loan losses. Management is in the process of performing the analyses to determine the final discount allocation and the initial determination of the allowance for loan losses associated with these purchases that are necessary to develop the related contractual maturities of the underlying notes receivable.

         It is the Company's experience that a portion of the notes receivable portfolio may be renewed or repaid before contractual maturity dates. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections. During the years ended December 31, 1999 and 1998, cash collections of principal amounts totaled approximately $36,950,000 and $21,700,000, respectively, and the ratios of these cash collections to average principal balances were approximately 19.5% and 15.8%, respectively.

         Changes in the allowance of loan losses for the years ended December 31, 1998 and 1997 are as follows:

                                                                 1999               1998
Balance, beginning                                           $22,168,345        $27,424,641
Initial allowance allocated on purchased portfolio             1,929,165          4,341,195
Loans charged to allowance                                    (2,050,268)        (9,667,232)
Provision for loan losses                                        138,703             69,741
                                                             -----------        -----------
Balance, ending                                              $22,185,945        $22,168,345
                                                             ===========        ===========

         At December 31, 1999 and 1998, principal amounts of notes receivable included approximately $60,000,000 and $62,000,000, respectively, of notes for which there was no accrual of interest income. At December 31, 1998, approximately $6,800,000 of such notes at principal amounts relate to recent portfolio acquisitions whose performance and collection classification by management was in the process of being determined.

         The following information relates to impaired notes receivable which include all nonaccrual loans as of and for the year ended December 31, 1999 and 1998:

Total impaired notes receivable                                                 $ 60,383,787        $62,156,469

Allowance for loan losses related to impaired
  notes receivable                                                              $ 19,225,925        $20,420,642

Average balance of impaired notes receivable
  during the year                                                               $ 59,496,713        $67,113,072

Interest income recognized                                                       $ 1,502,136        $ 1,687,793

         In the normal course of business, the Company restructures or modifies terms of notes receivable to enhance the collectibility of certain notes that were impaired at the date of acquisition and were included in certain portfolio purchases.

3.    BUILDING, FURNITURE AND FIXTURES

         At December 31, 1999 and 1998, building and improvements, and furniture and equipment consisted of the following:

                                                       1999              1998
Building and improvements                         $ 1,098,748        $ 682,617
Furniture and equipment                               279,355          416,131
                                                  -----------        ---------
                                                    1,378,103        1,098,748
Less accumulated depreciation                         493,200          347,236
                                                  -----------        ---------
                                                  $   884,903        $ 751,512
                                                  ===========        =========

4.    NOTES PAYABLE

         Notes payable consists primarily of loans made to the Company from a bank ("Senior Debt Lender") to acquire portfolios of notes receivable. The Company has a credit facility with the Senior Debt Lender. The facility provides the Company with the ability to borrow up to an aggregate of $250,000,000 at rates ranging from prime to prime plus 2.00% per annum. Additionally, the Senior Debt Lender has verbally informed the Company that it will not deem $8 million of Senior Debt that it had syndicated to other banks as of such date as outstanding for Debt Facility. As a result, the Company has approximately $73 million available to purchase additional portfolios of notes receivable. All notes payable are secured by a security interest in the notes receivable, payments to be received under the notes and the underlying collateral securing the notes. As of December 31, 1999 and 1998, the Company had 73 and 48 loans outstanding to its Senior Debt Lender with an aggregate principal balance of $184,713,345 and

$131,904,745, respectively. The loans accrue interest at various interest rates. The principal balances and interest rates are as follows:

                                                                 1999                1998
Prime (1999: 8.50% and 1998: 7.75%)                        $  62,538,304        $ 77,267,113
0.50% over prime (1999: 9.00% and 1998: 8.25%)                85,315,787           7,442,282
1.00% over prime (1999: 9.50% and 1998: 8.75%)                 4,297,986           6,123,770
1.75% over prime (1999: 10.25% and 1998: 9.50%)               31,886,316          41,071,580
2.00% over prime (1999:10.50% and 1998: none)                    674,952                  --
                                                           -------------        ------------
                                                           $ 184,713,345        $131,904,745
                                                           =============        ============

The above financing agreements also provide for additional monthly principal reduction based on cash collections received by the Company.


         The remaining note payable consists of a bank loan made to the Company to acquire its principal offices. The note payable is secured by the principal offices. As of December 31, 1999 and 1998, the Company had a note payable of $306,461 and $322,512, respectively, which accrues interest at 8.93%.


         Certain agreements require that a non-interest bearing cash account be established at the closing of the loan and may require additional deposits based on a percentage of monthly collections up to a specified dollar limit. The aggregate balance of restricted cash at December 31, 1999 and 1998 was $387,972 and $1,103,446, respectively.

         Substantially all of the Company's outstanding financing with respect to its notes receivable portfolio acquisition activities is provided by the Senior Debt Lender.

         Aggregate maturities of all long-term debt at currently effective principal payment requirements, including subordinated debentures (Note 6), financing agreements (Note 8) and notes payable, affiliates and stockholders (Note 7), at December 31, 1999 are as follows:

                                                                                   Notes
  Year Ending                   Notes         Subordinated       Financing        Payable,
  December 31,                 Payable         Debentures       Agreements        Affiliate           Total
2000                      $   12,606,566        $332,976         $ 791,075        $109,350        $  13,839,967
2001                          14,152,971               -                 -               -           14,152,971
2002                          54,406,460               -                 -               -           54,406,460
2003                          75,950,307               -                 -               -           75,950,307
2004                           3,436,003               -                 -               -            3,436,003
Thereafter                    24,467,499               -                 -               -           24,467,499
                          --------------        --------         ---------        --------        -------------
                          $  185,019,806        $332,976         $ 791,075        $109,350        $ 186,253,207
                          ==============        ========         =========        ========        =============

5.    CONVERTIBLE SUBORDINATED DEBENTURES AND WARRANTS

         During 1993, the Company issued $2,000,000 of 15% convertible subordinated debentures and, during 1995, the Company fully repaid the remaining outstanding obligation of $526,600. The debentures were convertible into common stock of the Company at the rate of $2.00 per share. Warrants, exercisable to the extent that conversion rights have not been exercised, to purchase common stock at the rate of $2.00 per share were issued on principal repayment dates and were due to expire one year thereafter. In December 1997, the Company extended the warrants provision, due to expire on December 31, 1997, through December 31, 1998. These warrants expired during 1999.

6.    SUBORDINATED DEBENTURES

         In connection with the acquisition of a loan portfolio, in 1996 the Company offered $750,000 in subordinated debentures of which $705,000 were issued. At December 31, 1998, $176,250 of these debentures were outstanding. The debentures paid interest at 12% per annum payable in quarterly installments. The principal was payable over 4 years in 16 equal quarterly installments of $44,062, which commenced March 31, 1996. These debentures were paid off on December 31, 1999.

         In connection with the acquisition of a notes receivable portfolio during 1995, the Company offered $800,000 in subordinated debentures. As of December 31, 1999 and 1998, $332,976 and $421,800, respectively, of these debentures were outstanding. The debentures bear interest at a rate of 12% per annum payable in quarterly installments. The principal is payable over 3 years in 10 equal quarterly installments of $22,200 commencing September 30, 1997 with the remaining balance of $310,800 payable on June 30, 2000. The debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinate to a note payable with a December 31, 1999 balance of $3,540,725 encumbering the notes receivable portfolio.

7.    NOTES PAYABLE, AFFILIATES AND STOCKHOLDERS

         Notes payable, affiliates and stockholders consist of the following at December 31, 1999 and 1998:

                                                                                         1999            1998
Note payable to a company affiliated through certain common
  ownership due on demand, with interest payable monthly at a
  rate of 10% per annum                                                               $     --        $ 16,232

Note payable to a company affiliated through certain common
  ownership due on demand, with interest payable monthly at a
  rate of 8.5% per annum                                                               109,350         164,897
                                                                                      --------        --------
                                                                                      $109,350        $181,129
                                                                                      ========        ========

8.    FINANCING AGREEMENTS

         The Company has a financing agreement with a bank. The agreement provides the Company with the ability to borrow a maximum of $1,500,000 at a rate equal to the bank's prime rate plus two percent per annum. The credit facility is to be utilized through a series of loans made to purchase the underlying collateral of certain nonperforming real estate secured loans. Principal repayment of each resulting loan is due six months from the date of each advance and interest is payable monthly. As of December 31, 1999 and 1998, $615,721 and $450,415, respectively, are outstanding on this credit facility.

         The financing agreement is secured by a first priority security interest in the notes receivable, the individual real estate that may be purchased, payments to be received under the notes receivable, an unconditional suretyship by one of the stockholders of the Company, and collateral securing the notes of certain loan portfolios.

         Further, in 1998, the Company opened a financing agreement with a bank. The agreement provides the Company with the ability to borrow a maximum of $150,000 at a rate equal to the bank's prime rate plus one percent per annum. As of December 31, 1999 and 1998, $136,134 and $149,125. respectively, are outstanding on this financing agreement.

         The Company also has a warehouse financing agreement with another bank. It provides the Company with the ability to borrow a maximum of $2,000,000 at a rate equal to the bank's prime rate plus 2.00%. This credit facility is to be utilized for the purpose of originating mortgage loans. As of December 31, 1999 and 1998, $39,220 and $5,598,263 respectively, are outstanding on the financing agreement.

9.    INCOME TAX MATTERS

         The components of income tax provision (benefit) for the years ended December 31, 1999 and 1998 are as follows:

                                                 1999              1998
Current provision:
  Federal                                       $  --             $  --
  State and local                                  --
                                                ------             -----
                                                   --
                                                ------             -----
Deferred provision (benefit):
  Federal                                          --
  State and local                                  --
                                                ------             -----
                                                   --
                                                ------             -----
Provision (benefit)                             $  --              $
                                                ======             =====

         A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 35% to income before income tax expense) to the provision for income taxes in the statements of income for the years ended December 31, 1999 and 1998 follows:

                                                                                        1999               1998
Tax (benefit) determined by applying U.S. statutory rate
  to income (loss)                                                                   $ 46,147         $ (451,984)
Increase (decrease) in taxes resulting from:
  State and local income taxes, net of Federal benefit                                 11,741           (176,919)
Meals and Entertainment (net of adjustments)                                           (4,736)                --
Valuation allowance                                                                   (51,017)           628,903
Other items, net                                                                       (2,135)                --
                                                                                     --------         ----------
                                                                                     $     --         $       --
                                                                                     ========         ==========

A valuation allowance has been established for a portion of the deferred tax asset because management could not assert that it is more likely than not that, the total benefit of the deferred tax asset will be realized. The tax effects of temporary differences that give rise to significant components of deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                                      1999              1998
Deferred liabilities:
  Purchase discount                                                               $3,488,963        $1,858,981
  Joint venture participation                                                             --            64,010
                                                                                  ----------        ----------
           Gross deferred tax liabilities                                         $3,488,963        $1,922,991
Deferred tax assets:
  Inventory, repossessed collateral                                               $  402,261           762,265
  Special charge on purchased loans                                                  649,847           402,844
  Net operating loss carryforward                                                  3,632,296         3,348,528
  Bad Debt Reserve                                                                 1,249,426
                                                                                  ----------        ----------
           Gross deferred tax assets                                               5,933,830         4,513,637
  Less valuation allowance                                                        (2,524,927)       (2,670,705)
                                                                                  ----------        ----------
           Deferred tax assets - net of valuation allowance                       $3,408,903        $1,842,932
                                                                                  ==========        ==========


         The Company has net operating loss carryforwards of approximately $7,458,513 for Federal purposes, available to reduce future taxable income. Such net operating loss carryforwards expire through 2018.

10.   STOCK OPTION PLAN

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

         During 1996 the Company granted 209,500 options to employees and directors. In 1998, the Company granted anadditional 100,000 options to the chief financial officer. During 1999, the Company granted 25,000 options to the Vice President of Loan Administration.

         The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized. Had compensation cost been determined upon the fair value of the stock options at the grant date consistent with the method of FAS 123, the Company's1999 and 1998 net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table that follows. The following pro forma effect on net income (loss) 1999 and 1998 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1997.

                                                                                    1999               1998
Net income (loss) - as reported                                                 $ 131,848        $ (1,291,382)
Net income (loss) - pro forma                                                     120,028          (1,380,313)

Net income (loss) per common share - basic - as reported                             0.02               (0.23)
Net income (loss) per common share - basic - pro forma                               0.01               (0.24)
Net income (loss) per common share - dilutive - as reported                          0.02               (0.23)
Net income (loss) per common share - dilutive - pro forma                            0.01               (0.24)

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999:

                                                       1999

Dividend yield                                            0 %
Volatility                                             60.0 %
Risk-free interest rate                                 5.9 %
Weighted average expected lives                    10 years

         Transactions in stock options under the Plan are summarized as follows:

                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                                   Shares             Price
Options outstanding at January 1, 1998            206,000           $ 1.56

Granted                                           100,000           $ 1.56
Exercised                                              --               --
Expired                                                --               --
                                                  -------           ------
Options outstanding at December 31, 1998          306,000           $ 1.56

Granted                                            25,000           $ 1.56
Exercised                                              --               --
Expired                                           (11,000)          $ 1.56
                                                  -------           ------
Options outstanding at December 31, 1999          320,000           $ 1.56
                                                  =======           ======

         As of December 31, 1999 and 1998, 303,333 and 228,500 options are exercisable. During the year ended December 31, 2000, 8,333 additional options will become exercisable and the remainder will become exercisable during the year ended December 31, 2001.

11.   SALE OF NOTES RECEIVABLE WITH RECOURSE

         In June 1996, the Company sold notes receivable with a net carrying value of approximately $5,400,000 for approximately $6,400,000 to the Company's primary lender and retained the servicing rights. Such loans were sold with recourse. The recourse provision amounted to approximately $600,000 and provides that the Company either buy back or replace a note with a note that is approximately equivalent to the outstanding principal and accrued interest should the note receivable become sixty days past due. At December 31, 1999, the remaining obligation under the recourse provision is approximately $425,000. In addition, the buyer of the notes has the right to proceed to foreclose on the delinquent note and, after sale of the collateral, require the Company to pay any deficiency balance on the note.

         In June 1997, the Company sold notes receivable with a net carrying value of approximately $3,900,000 for approximately $4,900,000 to the Company's primary lender and retained the servicing rights. Such loans were sold with recourse. The recourse provision amounted to approximately $500,000 and provides that the Company either buy back or replace a note with a note that is approximately equivalent to the outstanding principal and accrued interest should the note receivable become sixty days past due. At December 31, 1999 and 1998, the remaining obligation under the recourse provision was approximately $262,00 and $370,000, respectively. In addition, the buyer of the notes has the right to proceed to foreclose on the delinquent note and, after sale of the collateral, require the Company to pay any deficiency balance on the note. The Company recognized a gain of approximately $920,000 on this sale.

         As of December 31,1999 and 1998, unpaid balances of mortgage loans serviced for others were $5,175,000 and $13,500,000 respectively. Mortgage loans serviced for others are not included in the Company's consolidated balance sheet.

12.   BUSINESS SEGMENTS

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

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

                                                       1999                1998
REVENUES:
  Interest income                                 $ 15,163,658        $ 8,575,565
  Purchase discount earned                           4,268,343          4,330,610
  Gain on sale of notes receivable                     619,608            827,067
  Gain on sale of other real estate owned              312,000            222,984
  Rental income                                        765,551            800,983
  Other                                                828,586            828,719
                                                  ------------        -----------
                                                    21,957,746         15,585,928
                                                  ------------        -----------
OPERATING EXPENSES:
  Interest expense                                  13,519,865          9,708,571
  Collection, general and administrative             7,108,484          5,513,917
  Provision for loan losses                            113,191             69,741
  Amortization of deferred financing costs             496,182            363,219
  Depreciation                                          96,597             53,669
                                                  ------------        -----------
                                                    21,334,319         15,709,117
                                                  ------------        -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES AND NET INCOME (LOSS)                     $    623,427        $  (123,189)
                                                  ============        ===========

MORTGAGE BANKING

                                                                                 1999                   1998
REVENUES:
  Interest income                                                         $     325,955          $     571,988
  Gain on sale of notes originated                                              156,170                731,269
  Other                                                                          11,789                107,701
                                                                          -------------          -------------
                                                                                493,914              1,410,958
                                                                          -------------          -------------
OPERATING EXPENSES:
  Interest expense                                                              292,281                390,069
  Collection, general and administrative                                        618,334              2,159,054
  Provision for Loan Loss                                                        25,512
  Depreciation                                                                   49,366                 30,028
                                                                          -------------          -------------
                                                                                985,493              2,579,151
                                                                          -------------          -------------
LOSS BEFORE PROVISION FOR INCOME
  TAXES AND NET LOSS                                                      $    (491,579)         $  (1,168,193)
                                                                          =============          =============
CONSOLIDATED ASSETS
  Portfolio asset acquisition and resolution assets                       $ 192,140,894          $ 140,451,836
  Mortgage banking assets                                                     3,596,202              6,439,591
                                                                          -------------          -------------
Consolidated assets                                                       $ 195,737,096          $ 146,891,427
                                                                          =============          =============

TOTAL ADDITIONS TO BUILDING, FURNITURE
AND FIXTURES
  Porfolio asset acquisition and resolution assets                        $   257,738            $      93,946
  Mortage banking assets                                                       21,617                   29,561
                                                                          -------------          -------------
  Consolidated additions to building,
  furniture and fixtures                                                  $   279,355            $     128,407
                                                                          =============          =============

CONSOLIDATED REVENUE
  Portfolio asset acquisition and resolution assets                       $ 21,957,746           $  15,585,928
  Mortage banking assets                                                       493,914               1,410,958
                                                                          ------------           -------------
  Consolidated Revenue                                                    $ 22,451,660           $  16,996,886
                                                                          ============           =============

CONSOLIDATED NET INCOME (LOSS)
  Portfolio asset acquisition and resolution asset                        $    623,427           $   (123,189)
  Mortage banking assets                                                      (491,579)            (1,168,193)
                                                                          -------------          -------------
  Consolidated Net Income(Loss)                                           $    131,848           $ (1,291,382)
                                                                          ============           ============

13.   PRIVATE PLACEMENT

         On September 9, 1998, in order to obtain additional equity to support increases in the warehouse financing agreements available to fund loan originations, the Company consummated a private placement under Section 4(2) of the Securities Act of 1933, as amended (the "Act") of 400,000 shares of its common stock, par value $0.01 per share, at $1.25 per share. The purchasers of the shares represented to the Company that they were accredited investors and that they received the information required by rule 502 promulgated under the Act and met the requirements of Rule 506(b)(ii) under the Act. The private placement was approved by the board of directors and the stockholders in June 1998.

14.   CERTAIN CONCENTRATIONS

         GEOGRAPHIC CONCENTRATIONS OF NOTES RECEIVABLE - Approximately 31% of the Company's secured consumer real estate notes receivable are with customers in the northeastern region of the U.S. Such real estate notes receivable are collateralized by real estate with a concentration in this region. Accordingly, the collateral value of a substantial portion of the Company's real estate notes receivable and real estate acquired through foreclosure is susceptible to changes in market conditions. In the event of sustained adverse economic conditions, it is possible that the Company could experience a negative impact in its ability to collect on existing loans, or liquidate foreclosed assets in this region which could impact the Company's related loan loss estimates.

         FINANCING - Substantially all of the Company's existing debt and available credit facilities are with one financial institution. The Company's purchases of new portfolios is contingent upon the continued availability of these credit facilities.

15.   COMMITMENTS AND CONTINGENCIES

         EMPLOYMENT AGREEMENT - Effective March 25, 1996, the Company entered into a five-year employment agreement with its Chief Operating Officer. The agreement provides for, among other things, a stipulated base salary, and a bonus of up to 3.5% of the Company's net income in excess of $500,000.

         Effective July 13, 1998, the Company entered into a one-year employment agreement with its Chief Financial Officer. The agreement provides for, among other things, a stipulated base salary and a stipulated bonus. The Chief Financial Officer continues to serve under the terms of this agreement, which has been extended to July 12, 2000.

         OPERATING LEASES - Certain secondary office and file space is leased under an operating lease. The lease commenced on December 1, 1998 and expires on November 30, 2007. The future minimum lease payments are as follows:

2000                                     $   139,200
2001                                         141,984
2002                                         144,824
2003                                         147,720
2004                                         150,674
Thereafter                                   457,019
                                         -----------
                                         $ 1,181,421
                                         ===========

LETTER AGREEMENT DISPUTE - On November 17, 1997 K Mortgage Corporation ("K") filed a civil action in the United States District Court for the Southern District Court of New York against the Company, Tribeca, and Thomas J. Axon alleging breach of contract, fraud, conversion and unjust enrichment in connection with a May 9, 1997 letter agreement (the "Letter Agreement") pursuant to which Tribeca was to purchase certain assets of K and retain three principals of K as paid consultants and employ a fourth, Jim Ragan ("Ragan"). K sought to recover for damages of $10 million for the alleged failure of the Company to make certain payments to third parties, provide Ragan with an employment agreement and provide the three other principals of K with consulting contracts pursuant to the terms of the Letter Agreement.

         On December 22, 1997, the Company, Tribeca and Mr. Axon filed an answer and counterclaim vigorously denying the allegations of the complaint. In addition, Tribeca filed a counterclaim alleging fraud and breach of contract against K. Prior to trial, the claims asserted by K against Mr. Axon were voluntarily dismissed. Trial on the remaining claims was conducted in April and May of 1999. Following the conclusion of K's case, the court dismissed K's claims against the Company leaving open the remaining claims against Tribeca. On March 6, 2000, the Court entered an opinion directing Tribeca to pay certain obligations owed by K Mortgage to third parties, but ruled in favor of Tribeca on the remaining claims asserted by K Mortgage. The Court also ruled against Tribeca on its claims against K Mortgage.

         The Court has directed K Mortgage to submit certain additional evidence regarding the amount of the third party obligations, however, the Company believes that the amount of such obligations will not exceed the $50,000 accrued at December 31, 1999. It is currently anticipated that the amount of the third party obligations that Tribeca will be ordered to pay will be determined by the Court in the second quarter of 2000.

ASSET PURCHASE AGREEMENT DISPUTE. On August 19, 1997 the Company commenced a civil action in the United States District Court for the Southern District of New York against Preferred Credit Corporation ("PCC") and certain individuals alleging fraud, breach of contract, and unjust enrichment in connection with the purchase by the Company of $3.7 million in face value of notes receivable from PCC for $1.8 million. Through the Complaint, the Company sought recision of the asset purchase agreement or damages incurred in connection with the purchase.

         Trial in this matter was held on the remaining claims during January 2000. At the conclusion of the trial, the Court orally ruled in favor of the Company and against PCC. On February 10, 2000, the Court entered judgment in favor of the Company and against PCC in the amount of $1.7 million plus interest from May 7, 1997. With interest, the amount due under the judgment is approximately $2 million as of February 10, 2000. The Company is currently in the process of attempting to collect the amount due under the judgment. The Company does not presently known if PCC has sufficient assets to satisfy the judgment, and therefore the company has not recorded any recoveries.

         OTHER LEGAL ACTIONS - The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's financial statements.


16.   RELATED PARTY TRANSACTIONS

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

         On March 31, 1999, Mr. Steven W. Leftkowitz, a board member and stockholder, purchased from the Company without recourse a note held by the Company. The consideration given included a note for

$270,000 of indebtedness to the Company. In addition, the Company recognized a gain of $ 72,566. The note bears interest at a rate of 8% per annum payable monthly and is secured by a mortgage on real estate and is due May 31, 2001, but can be extended at his option to November 30, 2001. The Company believes that the terms of the sale of the note were similar to those available to the Company in arms-length transactions.

         During 1999, Mr. Axon provided the Company's Senior Debt Lender with a $350,000 personal guarantee in connection with the financing of the acquisition by the Company of certain high LTV loans. Mr. Axon is being compensated on the outstanding balance of this guarantee at the rate of -1/4% per annum which the Company believes is no greater than would be payable to an outside guarantor.

17.   SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

      The table below sets forth selected unaudited financial information for each quarter of the last two years.

                                                   1st Quarter       2nd Quarter         3rd Quarter        4th Quarter
1999
Revenue                                           $  5,156,188       $ 5,385,172         $ 5,690,252        $ 6,220,048
Operating expenses                                   4,938,348         5,141,833           5,816,751          6,422,880
                                                  ------------       -----------         -----------        -----------
Income (Loss) before benefit for
 income taxes and net income (loss)                    217,840           243,339            (126,499)          (202,832)
                                                  ------------       -----------         -----------        -----------
Income (Loss)  per common share
     Basic                                        $       0.04       $      0.04         $     (0.02)       $     (0.03)
                                                  ------------       -----------         -----------        -----------
     Diluted                                      $       0.04       $      0.04         $     (0.02)       $      0.03
                                                  ============       ===========         ===========        ===========
1998
Revenue                                           $  2,609,504       $ 4,256,800         $ 4,983,875        $ 5,146,707
Operating expenses                                   3,668,952         4,501,256           4,796,059          5,322,001
                                                  ------------       -----------         -----------        -----------
(Loss) income before benefit
for income income taxes and
net (loss) income                                 $ (1,059,448)         (244,456)            187,816           (175,294)
                                                  ============       ===========         ===========        ===========
   (Loss) income per common share
     Basic                                        $      (0.19)      $     (0.04)        $      0.03        $     (0.03)
                                                  ============       ===========         ===========        ===========
     Diluted                                      $       0.19       $     (0.04)        $      0.03        $     (0.03)
                                                  ============       ===========         ===========        ===========

18.      SUBSEQUENT EVENTS

         Subsequent to year-end, the Company has purchased approximately $17,500,000 in notes receivable at a cost of approximately $14,700,000.

                                     ******