Form 10QSB
period 2000-03-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2000-05-12
CIK 831246

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
   ACT OF 1934

      For the quarterly period ended March 31, 2000

[]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

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




Check whether the issuer (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No .

    As of May 12, 2000 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding.

                     FRANKLIN CREDIT MANAGEMENT CORPORATION


                                   FORM 10-QSB

                                 March 31, 2000


                                 C O N T E N T S


PART I.  FINANCIAL INFORMATION                                           Page

Item 1.  Financial Statements

         Consolidated Balance Sheets March 31, 2000 (unaudited) and         3
         December 31, 1999


         Consolidated Statements of Income (unaudited) for the three
         months ended March 31, 2000 and March 31, 1999                     4

         Consolidated Statements of Stockholders Equity (unaudited)
         for the three Months ended March 31, 2000 and 1999                 5

         Consolidated Statements of Cash Flows (unaudited) for the
         three months ended March 31, 2000 and March 31, 1999               6

         Notes to Consolidated Financial Statements                      7-10


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      11-17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              18-19

Item 2.  Changes in Securities                                             20

Item 3.  Defaults Upon Senior Securities                                   20

Item 4.  Submission of Matters to a Vote of Security Holders               20

Item 5.  Other Information                                                 20

Item 6.  Exhibits and Reports on Form 8-K                                  20

SIGNATURES                                                                 21

 FRANKLIN CREDIT MANAGEMENT CORPORATION
 CONSOLIDATED BALANCE SHEETS
 MARCH 31, 2000 AND DECEMBER 31, 1999
 ------------------------------------------------------------------------------

 ASSETS                                            3/31/00      12/31/99


 CASH AND CASH EQUIVALENTS                       $   7,855,688 $   6,015,567
 RESTRICTED CASH                                     1,204,380       387,972

 NOTES RECEIVABLE:
   Principal                                        213,028,50   206,262,651
   Purchase discount                               (18,804,755   (18,449,141)
   Allowance for loan losses                       (22,960,150)  (22,185,945)
                                                  ------------   -----------
            NET NOTES RECEIVABLE                   171,263,599   165,627,565


 LOANS HELD FOR SALE                                 3,883,019     3,288,568

 ACCRUED INTEREST RECEIVABLE                         2,419,308     2,425,358


 OTHER REAL ESTATE OWNED                             5,832,768     7,699,468

 OTHER RECEIVABLES                                   1,918,377     2,827,301

 DEFERRED TAX ASSET                                  3,408,903     3,408,903

 OTHER ASSETS                                        1,644,212     1,155,097


 BUILDING, FURNITURE AND FIXTURES - Net                864,641       884,903


 DEFERRED FINANCING COSTS- Net                       2,073,503     2,016,394
                                                  ------------   -----------

 TOTAL ASSETS                                    $ 202,368,398 $ 195,737,096
                                                  ===========   ============

 LIABILITIES AND STOCKHOLDERS EQUITY

 LIABILITIES:
   Accounts payable and accrued expenses         $   3,002,489  $  3,098,648
   Financing agreements                                949,270       791,075
   Notes payable                                   191,754,823   185,019,806
   203(k) rehabilitation escrows payable                18,690        18,691
   Subordinated debentures                             310,776       332,976
   Notes payable, affiliates and stockholders           86,620       109,350
   Deferred tax liability                            3,488,962     3,488,962
                                                  ------------    ----------
             TOTAL LIABILITIES                     199,611,630   192,859,508
                                                 -------------    ----------


 STOCKHOLDERS EQUITY
   Common stock, $.01 par value, 10,000,000 authorized
     and outstanding: 5,916,527 and 5,916,527           59,167        59,167
   Additional paid-in capital                        6,985,968     6,985,968
   Accumulated deficit                              (4,288,367)   (4,167,547)
                                                    ----------   -----------
            TOTAL STOCKHOLDERS' EQUITY               2,756,768     2,877,588
                                                     ----------   ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 202,368,398  $195,737,096
                                                 ============= =============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
------------------------------------------------------------------------------


                                                      31-Mar-00      31-Mar-99

REVENUES:
  Interest income                                    $ 4,895,700   $ 3,241,418
  Purchase discount earned                               981,513       960,478
  Gain on sale of notes receivable                        75,756       486,201
  Gain on sale of notes originated                        56,245        75,113
  Gain on sale of other real estate owned                 87,187        80,376
  Rental income                                          187,780       237,472
  Other                                                  214,277        75,130
                                                      -----------   ----------

                                                      6,498,458      5,156,188
                                                      -----------   ----------
OPERATING EXPENSES:
  Interest expense                                     4,420,800     2,811,494
  Collection, general and administrative               2,028,024     1,983,258
  Provision for loan losses                               15,150          -
  Amortization of deferred financing costs               123,135       119,021
  Depreciation                                            32,169        24,575
                                                     -----------    ----------
                                                       6,619,278     4,938,348
                                                     -----------    ----------


NET (LOSS) INCOME                                     $(120,820)     $ 217,840
                                                     ===========    ==========
NET (LOSS) INCOME PER COMMON SHARE:
  Basic

                                                        $ (.02)       $  0.04
                                                     ===========   ===========
  Dilutive

                                                        $ (.02)        $ 0.04
                                                     ===========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING

                                                      5,916,527     5,816,528
                                                     ===========   ==========

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
THREE MONTHS ENDED MARCH 31, 2000 AND DECEMBER 31,1999
-------------------------------------------------------------------------------

                               Common Stock      Additional
                              ----------------    Paid-in   Accumulated

                               Shares    Amount   Capital    Deficit     Total
                             --------   -------  ---------   ---------   ------

BAL, DECEMBER 31, 1998   $ 5,916,527 $ 59,167 $ 6,985,968 (4,299,395) 2,745,740


  Net gain                                                   131,848    131,848


BAL, DECEMBER 31, 1999   $ 5,916,527 $ 59,167 $ 6,985,968 (4,167,547) 2,877,588


  Net loss                                                  (120,820) (120,820)

BALANCE, MARCH 31, 2000  $ 5,916,527   59,167 $ 6,985,968 (4,288,367) 2,756,768
                          ==========   ======  ==========  ========== =========



See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
MARCH 31, 2000 AND MARCH 31, 1999
----------------------------------------------------------------------------

                                                    31-Mar-00   31-Mar-99
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                 $(120,820)  $ 217,840
  Adjustments to reconcile income (loss) to net
    operating activities:
    Gain on sale of notes receivable                  (75,756)    (80,376)
    Gain on sale of other real estate owned           (87,187)     24,575
    Depreciation                                       32,169      24,575
    Amortization of deferred financing costs          123,135     119,021
    Purchase discount earned                         (981,513)   (960,478)
    Provision for loan losses                          15,150        -
    Changes in assets and liabilities:
       Decrease in accrued interest receivable          6,050     132,184
      (Increase) in other receivables                 908,924  (1,185,963)
      Increase in other assets                       (489,115)   (937,017)
      (Increase)/Decrease in loans held for sale     (594,451)  2,496,042
      Decrease in accounts payable and accrued       ( 96,159)    (78,926)
     (Decrease) in notes payable, affiliates and     ( 22,730)     29,885
                                                    ----------   ----------
           Net cash used in operating activities   (1,382,303)   (223,213)
                                                    ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrese /(Increase) in restricted cash             (816,408)      -
  Purchase of notes receivable                    (17,101,605) (7,049,038)
  Principal collections on notes receivable        11,803,786   5,844,437
  Joint venture participation                                      (5,179)
  Acquisition and loan fees                          (243,775)    (72,259)
  Foreclosures on real estate                         517,055   2,065,465
  Proceeds from sale of other real estate owned     2,110,270   2,288,975
  Proceeds from sale of notes receivable               83,750        -
  Purchase of building, furniture and fixtures        (11,908)   (237,109)
                                                    ----------  -----------
           Net cash used in provided by investing  (3,658,835)  2,835,292
                                                   -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                      17,717,506   7,225,936
  Principal payments of notes payable             (10,972,242) (8,370,760)
  Proceeds from financing agreements                1,595,582     504,940
  Payments on financing agreements                 (1,437,387) (2,739,515)
  Principal payments of subordinated debentures       (22,200)    (66,210)
                                                  -----------  ------------
           Net cash provided by (used in)           6,881,259  (3,445,609)
                                                  -----------  ------------
NET INCREASE (DECREASE) IN CASH                     1,840,121    (833,530)


CASH, BEGINNING OF PERIOD                           6,015,567   5,119,906

CASH, END OF PERIOD
                                                    7,855,688   4,286,376
                                                   =========== ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for interest                      $ 4,269,476 $ 2,679,585
                                                   =========== ===========
  Cash payments(receipts) for taxes               $      _      $     _
                                                  ============ ===========

See notes to consolidated financial statements.

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES Nature of Business-Franklin Credit Management Corporation (the "Company"), incorporated under the laws of the State of Delaware, acquires performing, nonperforming,nonconforming and subperforming notes receivable and promissory notes from financial institutions, and mortgage and finance companies. The Company services and collects such notes receivable through enforcement of the terms of the original note, modification of the original note terms and, if necessary, liquidation of the underlying collateral.

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

Accrual of interest on notes receivable,including impaired notes receivable, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed.Subsequent recognition of income occurs only to the extent payment is received subject to management's assessment of the collectibility of the remaining interest and principal. A non-accrual note is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time.

Loan purchase discount is amortized to income using the interest method over the period to maturity. The interest method recognizes income by applying the effective yield on the net investment in the loans to the projected cash flows of the loans. Discounts are amortized if the projected payments are probable of collection and the timing of such collections is reasonably estimable.The projection of cash flows for purposes of amortizing purchase loan discount is a material estimate, which could change significantly, in the near term. Changes in the projected paymentsare accounted for as a change in estimate and the periodic amortization is prospectively adjusted over the remaining life of the loans. Should projected payments not exceed the carrying value of the loan,the periodic amortization is suspended and either the loan is written down or an allowance for uncollectibility is recognized.

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

Management's judgment in determining the adequacy of the allowance is based on the evaluation of individual loans within the portfolios, the known and inherent risk characteristics and size of the note receivable portfolio, the assessment ofcurrent economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. Notes receivable, including impaired notes receivable, are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely based on a note-by-note review. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, when considered necessary.

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

Building, Furniture and Fixtures- Building,furniture and fixtures are recorded at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets,which range from 3 to 40 years. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred.

Deferred Financing Costs-Debtfinancing costs,which include loan origination fees incurred by the Company in connection with obtaining financing,are deferred and are amortized based on the principal reduction of the related loan.

Mortgage Servicing Rights-The Company allocates the total cost of the mortgage loans purchased or originated,proportionately,to the mortgage servicing rights and the loans based on the relative fair value.The servicing rights capitalized are amortized in proportion to and over the period of,estimated net servicing income including prepayment assumptions based upon the characteristics of the underlying loans. Capitalized servicing rights are periodically assessed for impairment based on the fair value of the rights with any impairment recognized through a valuation allowance.

Pension Plan - The Company has a defined contribution retirement plan (the "Plan")covering all full-time employees who have completed one year of service. Contributions to the Plan are made in the form of payroll reductions based on employees' pretax wages. Currently, the Company does not offer a matching provision for the Plan.

Income Taxes-The Company recognizes income taxes under an asset and liability method.Under this method, deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the financial statement carrying amounts of existing assets and liabilities and their respective basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that, some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments,
requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value.In cases where quoted market prices are not available, air values are based on estimates using present value or other valuation techniques Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements.Accordingly,the aggregate fair value amounts do not represent the underlying value of the Company.

   The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

 a. Cash and Cash Equivalents, Restricted Cash, Accrued Interest Receivables, Othe Receivable and Accrued Interest Payable -The carrying values reported in the balance sheet are a reasonable estimate of fair value.

 b. Notes Receivable - Fair value of the net notes receivable portfolio is estimated by discounting the future cash flows using the interest method. The carrying amounts of the notes receivable approximate fair value.

c. Short-Term Borrowings- The carrying amounts of the financing agreements and other short-term borrowings approximate their fair value.

d. Long-Term Debt - Fair value of the Company's long-term debt (including notes payable, subordinated debentures and notes payable, affiliate) is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts reported in the balance sheet approximate their fair value.

Business Segments -Statement of Financial Accounting Standards No. 131 ("FAS 131"), Related Information, replaced the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or the financial position of the Company but did affect the Company's footnote disclosures.

 Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income in 2000 and 1999, therefore net income (loss) was the same as its comprehensive income (loss).

Recent Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). The Company is required to implement FAS 133 on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earningsor other comprehensive income, depending on whether aderivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company does not believe that this standard will have any effect on its results of operations and financial position.

Comparative Balance- Certain prior balances have been reclassified to conform with current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     Forward-Looking Statements. When used in this report, press releases and elsewhere by the Company from time to time,the words "believes", "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion and the Form 10-QSB may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: unanticipated changes in the U.S. economy, business conditions and interest rates and the level of growth in the finance and housing markets, the availability for purchases of additiona loans, the status of relations between the Company and its Senior Debt Lender, the status of relations between the Company and its sources for loan purchases, unanticipated difficulties in collections under loans in the Companys portfolio and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Loan and OREO Acquisitions. During the three months ended March 31, 2000, the Company purchased 810 loans in five portfolio's consisting primarily of first and second mortgages, with an aggregate face value of $20.9 million at an aggregate purchase price of $17.7 million or 85% of the face value, compared with the purchase during the three months ended March 31,1999 of 465 loans with an aggregate face value of $7.8 million at an aggregate purchase price of $7.0 million or 90% of aggregate face value. Acquisition of these portfolios was fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee.

     The Company believes these acquisitions of high yielding coupon loans will result in substantial increases in the level of interest income and purchase discount income during future periods. Payment streams are generated once the loans are incorporated into the Company's loan tracking system.

     Management intends to continue to expand the Company's earning asset base through the acquisition of additional portfolios including performing first and second mortgages at a positive interest rate spread based upon the Company's cost of funds. The Company believes that its current infrastructure is adequate to service additional loans without any material increases in collection, general and administrative expenses excluding personnel expenses. There can be no assurance the Company will be able to acquire any additional loans on favorable terms or at all.

     Single-Family Residential Lending. In January 1997, the Company formed a wholly owned subsidiary, Tribeca Lending Corp. ("Tribeca"), to originate primarily subprime residential mortgage loans made to individuals whose credit histories, income and other factors cause them to be classified as non-conforming borrowers. Management believes that lower credit quality borrowers present an opportunity for the Company to earn superior returns for the risks assumed. Tribeca provides first and second mortgages that are originated on a retail basis through marketing efforts that include utilization of the FCMC database. Tribeca is currently licensed as a mortgage banker in Connecticut, District of Columbia, Florida, Georgia, Kentucky, Alabama, Maryland, Massachusetts, Colorado, Indiana, Missouri, New York, North Carolina, Oklahoma, South Carolina, Washington, and Virginia, and is a Department of Housing and Urban Development FHA Title I and Title II approved lender. Tribeca originated loans are typically expected to be sold in the secondary market through whole-loan, servicing-released sales. Tribeca anticipates holding certain of its mortgages in its portfolio when it believes that the return from holding the mortgage, on a risk-adjusted basis, outweighs the return from selling the mortgage in the secondary market.

     During the three months ending March 31, 2000, Tribeca originated 24 loans and $1,623,197 in mortgages, compared to two loans and $198,000 in mortgages during the three months ending March 31, 1999. During the three months ending March 31, 2000, Tribeca incurred an operating loss of $37,453 as compared to a loss of $127,000 during the three months ending March 31, 1999.This decrease in loss reflected successful efforts to reduce core operating expenses within Tribeca during the three months ending March 31,2000, as compared to the three months ending March 31, 1999. As of March 31, 2000, Tribeca had approximately $3.9 million face value of loans held for sale.Revenues and expenses related to such loans, other than periodic interest payments, and fee income are expected to be realized upon sale of such loans.

     Cost of Funds. The increases in the prime rate during 2000, from 8.5% to 8.75% and 9.0% in February and March respectively, increased the benchmark rate for the cost of funds on Senior Debt used to fund loan portfolio acquisitions directly decreasing net income. The weighted average interest rate on borrowed funds for the Senior Debt based on the balances as of March 31, 2000 and March 31, 1999 were 9.5% and 8.3%, respectively.As of March 31, 2000, the Company had seventy-seven loans outstanding with an aggregate principal balance of $191,458,609 million. Additionally the Company has financing agreements, which had an outstanding balance of $949,270 at March 31, 2000.

    The majority of the loans purchased by the Company bear interest at a fixed rate while the Senior Debt incurred to finance its purchase bears interest at a variable rate adjusted with the prime rate. Consequently, changes in market interest rate conditions cause directly corresponding changes in interest income. Management believes that any future increases in the prime rate would negatively impact the net income of the Company while decreases may be expected to positively impact such net income. The Company and its Senior Debt Lender have agreed to a fixed base rate on Senior Debt of 8.75%, for the 12 month period April 1, 2000 thru March 31, 2001.

     Inflation. The impact of inflation on the Company's operations during the three months ending March 31, 2000, and 1999 was immaterial.
Results of Operations

     The Three Months Ending March 31, 2000 Compared to the Three Months Ending March 31, 1999.

     Total revenue, comprised of interest income, purchase discount earned, gains recognized on the bulk sale of notes, gain on sale of notes originated, gain on sale of OREO,rental income and other income, increased by $1,342,270 or 26%, to $6,498,458 during the three months ending March 31 2000 from $5,156,188 during the three months ending March 31, 1999.

     Interest income increased by $1,654,282 or 51%, to $4,895,700 during the three months ending March 31,2000 from $3,241,418 during the three month ending March 31, 1999. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from $117.3 million in high yielding performing notes acquired by the Company during April 1999 through the three months ending 2000, which was only partially offset by collections, prepayments, and loan sales.

     Purchase discount earned increased by $21,035 or 2%,to $981,513 during the three months ending March 31,2000 from $960,478 during the three months ending March 31, 1999. This increase reflected the growth in the Company's portfolio, which was partially offset by increases in the reserve on older portfolios held by the Company.

     The Company sold one loan during the three months ending March 31,2000, for a gain of $75,756 as compared to three bulk sales of notes during the three months ending March 31, 1999 of $3.2 million with a gain of $486,201.

     Gain on sale of loans originated decreased by $18,868 or 25% to $56,245 during the three months ending March 31, 2000,as compared to $75,113 during the three months ending March 31, 1999. This decrease reflected a decrease in the number of Tribeca loans sold during the three months ending March 31, 2000, as compared to the three months ending March 31, 1999. The Company in addition to individual loan sales, sold a large bulk sales of loans to one investor during the three months ending March 31,1999.

     Gain on sale of OREO increased by $6,811 or 8% to $87,187 during the three months ending March 31, 2000 from $80,376 during the three months ending March 31, 1999. This increase resulted primarily from an increased number of OREO properties sold during the three months ending March 31, 2000 at a profit, as compared to the three months ending March 31, 1999. The Company sold forty and thirty-one OREO properties during the three months ending March 31, 2000 and March 31, 1999 respectively.

     Rental income decreased by $49,692 or 21% to $187,780 during the three months ending March 31, 2000, as compared to $237,472 during the three months ending March 31, 1999. This decrease reflected a decrease in the number of properties rented, due to the sale of certain OREO properties where the Company felt it was more advantageous to sell than rent. The Company had sixty-four and ninety-five rental properties at March 31,2000, and March 31,1999 respectively.

     Other income increased by $139,147 or 185%, to $214,277 during the three months ending March 31, 2000 from $75,130 during the three months ending March 31, 1999. This increase reflected increases in income in the Company's core operations which primarily reflected the increase in prepayment penalties, late charges, and modification fees resulting from the increase in size of the Company's portfolio and loan fees associated with Tribeca loans sold.

     Total operating expenses increased by $1,680,930 or 34% to $6,619,278 during the three months ending March 31, 2000,from $4,938,348 during the three months ending March 31, 1999. Total operating expenses includes interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing cost and depreciation expense.

     Interest expense increased by $1,609,306 or 58%,to $4,420,800 during the three months ending March 31, 2000, from $2,811,494 during the three months ending March 31, 1999 as a result of increases in total debt and increases in the Company's costs of funds resulting from the increased prime rate.Total debt increased by $57,312,974 or 43%, to $193,101,489 as of March 31, 2000 as
compared with $135,788,515 as of March 31, 1999 debt includes Senior Debt, debentures, financing agreements and loans from affiliates.

     Collection,general and administrative expenses increased by $44,766 or 2%, to $2,028,024 during the three months ending March 31, 2000 from $1,983,258 during the three months ending March 31, 1999. Collection, general and administrative expense consists primarily of personnel expense, OREO related expense, litigation expense, and miscellaneous collection expense.

     Personnel expenses increased by $112,815 or 14% to $898,455 during the three months ending March 31, 2000 from $785,640 during the three months ending March 31, 1999. This increase resulted largely from increases in staffing and the experience level of personnel in the Company's core business. OREO related expenses increased by $87,294 or 29% to $389,756 during the three months ending March 31, 2000 from $302,462 during the three months ending March 31 1999.This increase resulted primarily from increases in property taxes on OREO properties.

All other collection expenses decreased by $155,343 or 18% during the three months ending March 31, 2000 to $739,813 from $895,156 during the three months ending March 31,1999. This decrease reflected decreases in core operating expenses associated with reductions in legal, office, computer consulting and supplies, and collection expenses primarily from decreased OREO activity, negotiated fixed litigation expenses and the growth of the Company's performing portfolio, which reduces collection expenses.

     Provisions for loan losses increased by $15,150 during the three months ending March 31, 2000 from $0 during the three months ending March 31, 1999.

     Amortization of deferred financing costs increased by $4,114 or 3%, to $123,13 during the three months ending March 31,2000 from $119,021 during the three months ending March 31, 1999. This increase resulted primarily from increased principal collections on the portfolio during the three monthsending March 31, 2000.

     Depreciation expense increased $7,594 or 30%,to $32,169 during the three months ending March 31, 2000, from $24,575 during the three months ending March 31, 1999. This increase resulted from the purchase of computer equipment, and the renovations of the Company's corporate headquarters.

     Net income decreased by $338,660 to a loss of $120,820 during the three months ending March 31, 2000 from a gain of $217,840 during the three months ending March 31, 1999 as a result of the factors described above.

Liquidity and Capital Resources

     General. During the three months ending March 31, 2000, the Company purchased 810 loans with an aggregate face value of $20.9 million at an aggregate purchase price of $17.7 million or 85% of the face value. During the three months ending March 31, 1999 the Company purchased 465 loans with an aggregate face value of $7.8 million at an aggregate purchase price of $6.9 million or 88% of aggregate face value. The Company's portfolio acquisitions have been slower than anticipated during the three months ending March 31, 2000 due to market conditions, however the pace is ahead of historical purchases.The Company's pace of acquisitions has historically increased during the last three-quarters of the year.

     The Company's portfolio of notes receivable at March 31, 000, had a face value of $213 million and included net notes receivable of approximately $171.3 million. The Company's portfolio of notes receivable at March 31, 1999, had a face value of $155.5 million and included net notes receivable of approximately $114.1 million. Net notes receivable are stated at the amount of unpaid principal, reduced by purchase discount,an allowance for loan losses, and joint venture participation. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or where economically advantageous, sale.

     During the three months ending March 31,2000, the Company used cash in the amount of $1,382,303 in its operating activities primarily for interest expense overhead, and litigation expense incidental to its ordinary collection activities and for the foreclosure and improvement of OREO. The Company used $3,658,835 in its investing activities, which primarily reflected the use of $17,101,605 million for the purchase of notes receivable offset by principal collections its notes receivable and proceeds from sales of OREO. he amount of cash used in operating and investing activities was offset by $6,881,259 of net cash provided by financing activities primarily for the repayment of Senior Debt. The above activities resulted in a net increase in cash at March 31,2000 over December 31,1999 of $1,840,121.

     In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing nonperforming notes receivable included in its portfolio. As a result of such foreclosures at March 31, 2000 and 1999, the Company held OREO recorded on the financial statements at $5.8 million and $9.9 million, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or fair market value. The Company estimates, based on third party appraisals and broker price opinions, that the OREO inventory held at March 31, 2000, in the aggregate, had a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset)of approximately $6.3 million based on market analyses of the individual properties less the estimated closing costs. There can be no assurance, however, that such estimate is substantially correct or that an amount approximating such amount would actually be realized upon liquidation of such OREO. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it is economically beneficial to do so.

     Cash Flow From Operating and Investing Activities

 Substantially all of the assets of the Company are invested in its portfolio's of notes receivable and OREO. Primary sources of the Company's cash flow for operating and investing activities are collections on notes receivable and gain on sale of notes and OREO properties.

     At March 31,2000, the Company had unrestricted cash,cash equivalents and marketable securities of $7.8 million. A portion of the Company's available funds may be applied to fund acquisitions of companies or assets of companies in complementary or related fields Although the Company from time to time engages in discussions and negotiations, it currently has no agreements with respect to any particular acquisition.

     Management believes that sufficient cash flow from the collection of notes receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of notesreceivable, the bulk sale of performing loan portfolios, sales and rental of OREO, continued modifications to the secured debt credit agree- ments or additional borrowing, to repay the current liabilities arising from operations and to repay the long term indebtedness of the Company.

 Cash Flow From Financing Activities

     Senior Debt. As of March 31, 2000, the Company owed an aggregate of $191.5 million to the Senior Debt Lender under 77 loans.

     The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest at variable rates between 0% and 2.00% over the prime rate.The accelerated payment provisions of the Senior Debt are generally of two types: the first requires that all collections from notes receivable,other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a further amount to be applied toward additional principal reduction from available cash after scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the minimum scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow which is available to the Company.

     Certain of the Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit.The restricted cash is maintained in an interest bearing account, held by the Company's Senior Debt Lender. Restricted cash may be accessed by the Senior Debt Lender only upon the Company's failure to meet the minimum monthly payment due if collections from notes receivable securing the loan are insufficient to satisfy the installment due.Historically, the Company has not called upon these reserves. The aggregate balance of restricted cash in such accounts was $1,204,380 and $387,972 on March 31, 2000 and December 31, 1999, respectively.
This increase in restricted cash was due to the return of deposits placed on portfolio bids during November 1999.

     Total Senior Debt availability was approximately $250 million at March 31, 2000, of which approximately $191 million had been drawn down as of such date. Additionally the Senior Debt Lender has verbally informed the Company that it will not deem approximately $8 million of Senior Debt that it had syndicated to other banks as of such date as outstanding for purposes of determining availability under the Senior Debt. As a result, the Company has approximately $67 million available to purchase additional portfolios of notes receivable and OREO.

     The Company and its Senior Debt Lender have agreed to a fixed base rate on Senior Debt of 8.75%, for the 12-month period April 1, 2000 thru March 31, 2001.

     The Company's Senior debt Lender has provided Tribeca with a warehouse financing agreement of $2 million. At March 31, 2000, Tribeca had drawn down $448,228 on the line.

     Harrison First Corporation 12% Debentures. In connection with the acquisition of a loan portfolio during 1995, the Company offered to investors $800,000 of subordinated debentures of which $555,000 were purchased. As of March 31, 2000 and December 31, 1999, $310,776 and $332,976, respectively, of these debentures were outstanding.The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments.The principal is to be repaid over three years in ten equal quarterly installments of $22,200 which payments commenced on September 30, 1997 with the remaining balloon payment of $310,776 due June 30, 2000. The Harrison 1st 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio. The Company is currently seeking to repay the maturity of this debt for over two years.

     Financing Agreements.The Company has a financing agreement with the Senior Debt Lender permitting it to borrow a maximum of approximately $1,500,000 at a rate equal to such lender's prime rate plus two percent per annum. Principal repayment of the lines is due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the financing agreements as of March 31, 2000 and December 31, 1999, were $368,394 and $844,878, respectively.Advances made under the financing agreement were used to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding financing agreements and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company, which the Company may be required to hold as rental property to maximize its return. The Company uses when available, OREO sales proceeds to aggressively pay down financing agreements to help reduce interest expense.

     Further, in 1998, the Company opened a financing agreement with a bank.The agreement provides the Company with the ability to borrow a maximum of $150,000 at a rate equal to the bank's prime rate plus one percent per annum.As of March 31 2000, and December 31, 1999 $132,648 and $136,134, respectively, are outstanding on the financing agreement.

                Part II Other Information

Item 1.  Legal Proceedings

    Asset Purchase Agreement Dispute. On August 19, 1997, the Company commenced a civil action in the United States District Court for the Southern District of New York against Preferred Credit Corporation ("PCC") and certain individuals alleging fraud, breach of contract,and unjust enrichment in connection with the purchase by the Company of $3.7 million in face value of notes receivable from PCC for $1.8 million. Through the Complaint, the Company sought recision of the asset purchase agreement or damages incurred in connection with the purchase.

     By an order dated September 22, 1999, the Court dismissed one of the Company's fraud claims against PCC and all of the Company's claims against the individual Defendants. On October 22, 1998,PCC filed an answer and counterclaim alleging a breach of the purchase agreement and seeking its costs and fees incurred in connection with the proceeding.

     Trial in this matter was held on the remaining claims during January 2000. On February 10, 2000, the Court entered judgment in favor of the Company and against PCC in the amount of $1.7 million plus interest from May 7, 1997. With interest, the amount due under the judgment is approximately $2 million as of February 10, 2000. The Company is currently in the process of attempting to collect the amount due under the judgment. The Company does not presently know if PCC has sufficient assets to satisfy the judgment.

     Letter Agreement Dispute. On November 17, 1997, K Mortgage Corporation ("K") filed a civil action in the United States District Court for the Southern District Court of New York against the Company, Tribeca, and Thomas J. Axon alleging breach of contract, fraud, conversion and unjust enrichment in connection with a May 9, 1997 letter agreement(the "Letter Agreement") pursuant to which Tribeca was to purchase certain assets of K and retain three principals of K as paid consultants and employ a fourth, Jim Ragan ("Ragan"). K sought to recover for damages of $10 million for the alleged failure of the Company to make certain payments to third parties, provide Ragan with an employment agreement and provide the three other principals of K with consulting contracts pursuant to the terms of the Letter Agreement.

     On December 22, 1997, the Company,Tribeca and Mr. Axon filed an answer and counterclaim vigorously denying the allegations of the complaint. In addition, Tribeca filed a counterclaim alleging fraud and breach of contract against K. Prior to trial, the claims asserted by K against Mr. Axon were voluntarily dismissed.Trial on the remaining claims was conducted in April and May of 1999. Following the conclusion of K's case in chief, the court dismissed K's claims against the Company leaving open the remaining claims against Tribeca. On March 6, 2000, the Court entered an opinion directing Tribeca to pay certain obligations owed by K Mortgage to third parties, up to $135,000, and dismissed all of the remaining claims asserted by any of the parties.

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

    During 1997 the Company initiated efforts to foreclose on its Deed of Trust on a 4,000-acre ranch owned by the parties to the original Shultz Settlement. Trial in this matter was held in November of 1999 and the Company obtained a judgment of $600,000.In connection with this judgment, the parties entered into a Settlement Agreement pursuant to which certain additional collateral was provided to the Company to secure the payment of the judgment amount.

Item 2.  Changes in Securities
            None

Item 3.  Defaults Upon Senior Securities
            None

Item 4.  Submission of Maters to a Vote of Security Holders
            None
Item 5.  Other Information
            None

Item 6.  Exhibits and Reports on Form 8-K


(a)                                     EXHIBIT TABLE
     Exhibit
     No.      Description
     3(a)   Restated Certificate of Incorporation.  Previously filed with, and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on December 31, 1994.
     (b)    Bylaws of the Company.  Previously filed with, and incorporated
     4(a)   15% Convertible Subordinate Debentures.  Previously filed with, and incorporated herein by reference to the Companys Registration
            Statement on Form S-4, No. 33-81948,filed with the Commission on
            November 24, 1994.
     (b)    Warrants  associated  with principal  repayment of the 15%Convert-
            ible Subordinated  Debentures.Previously  filed with,the Company's
            Registration  Statement  on Form S-4.No  33-81948,  filed with the
            Commission on November 24, 1994.

     10(d) Employment Agreement dated December 4, 1996, between the Company and Joseph Caiazzo. Previously filed with the Company's Form 10ksb filed with the Commission on March 31, 1997.

     10(e)  Agreement dated March 29, 1997 between the Company and the
            Citizen Banking Company. Previously filed.

     10(f) Loan and Real Estate Purchase Agreement dated September 17, 1998 by and among Franklin Credit Management Corporation and Home Gold
            Financial Inc. f/k/a Emergent Mortgage Corp. Previously filed with, and incorporated herein by reference to, the Company's Form
            8K filed with the Commission on September 30,1998.

     10(g) Form of Subscription Agreement and Investor Representation, dated as of September 8,1998 between the Company and certain subscribers
            Previously filed.

     10(h)  Loan  Purchase  Agreement  dated  December  31,  1998  between the
            Company and Thomas Axon, corparate General Partner. Previously filed with the Commission on form 10ksb on April 14,1999.

     10(i)  Promissory  Note  between  Thomas  J. Axon and the  Company  dated
            December  31,1998.Previously  Filed  with the  Commission  on Form
            10ksb on April 16, 1999.

     10(j) Promissory Note between Steve Leftkowitz, board member, and the Company dated March 31, 1999. Filed with the Commission with form
            10ksb on March 30,2000.

     10(k) Loan Purchase Agreement dated March 31, 1999 between the Company and Steve Leftkowitz, board member.Filed with the Commission with form 10ksb on March 30, 2000.

     11     Earnings per share. (Filed herewith)

                                      SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act,the registrant caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.

May 12, 2000
                        FRANKLIN CREDIT MANAGEMENT
                                    CORPORATION

                       By: THOMAS  J. AXON
                        -----------------
                       Thomas J. Axon

                       President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                    Date

THOMAS J. AXON         President, Chief Executive Officer        May 12, 2000
Thomas J. Axon         and Director
(Principal executive officer)


PETER SPIELBERGER      Executive Vice President, Treasurer,      May 12, 2000
Peter Spielberger      Chief Financial Officer
(Principal financial and accounting officer)


JOSEPH CAIAZZO         Vice President, Chief Operating           May 12, 2000
Joseph Caiazzo         Officer, Secretary and Director
(Secretary)

Exhibit 11.

Computation of earnings per share first quarter 2000



                              No. of Shares   Weight


   06/30/99 Common stock           5,916,527
                             ---------------- 25%       1,479,132
                                   5,916,527            ----------


   09/30/99 Common stock           5,916,527
                             ---------------- 25%       1,479,132
                                   5,916,527            ----------


   12/31/99 Common stock           5,916,527
                             ---------------- 25%       1,479,132
                                   5,916,527            ---------


   03/31/00 Common stock           5,916,527
                             ---------------- 25%       1,479,132
                                   5,916,527          ------------

                                  23,666,108

            Weighted   average   number   of             5,916,527
            shares

Earnings per Common share:
            Net Loss              $(120,820)             $   (.02)


Exhibit 11.

Computation of earnings per share first quarter 1999.


                              No. of Shares   Weight


    6/30/98 Common stock           5,516,527
                             ---------------- 25%     1,379,132
                                   5,516,527        ------------

    9/30/98 Common stock          5,916,527
                                  ---------   25%     1,479,132
                                  5,916,527          ----------




   12/31/98 Common stock         5,916,527    25%     1,479,132
                                ----------          -----------
                                 5,916,527

    3/31/99 Common stock         5,916,527   25%     1,479,132
                             ----------------
                                 5,916,527

            Weighted   average   number   of
            shares                                       5,816,528

Earnings per Common share:
            Net Income                      $217,840     $   0.04
