Form 10QSB
period 2000-06-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2000-08-11
CIK 831246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-QSB

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934
                  For the quarterly period ended June 30, 2000

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




        Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days.
Yes X No___ .

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No .

As of August 11, 2000 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding.

                     FRANKLIN CREDIT MANAGEMENT CORPORATION

                                   FORM 10-QSB

                                  June 30, 2000

                                 C O N T E N T S

PART I. FINANCIAL INFORMATION                                           Page
                                                                        ----

Item 1. Financial Statements

 Consolidated Balance Sheets June 30, 2000 (unaudited)                   3
 and December 31, 1999

 Consolidated Statements of Income (unaudited) for the
 three months and six months ended June 30, 2000 and 1999                4

 Consolidated Statements of Stockholders' Equity                         5
 June 30, 2000 (unaudited)

 Consolidated Statements of Cash Flows (unaudited) for the six
 months ended June 30, 2000 and 1999                                     6

 Notes to consolidated Financial Statements                           7-10


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                   11-18

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                           19-20

Item 2.  Changes in Securities                                          21

Item 3.  Defaults Upon Senior Securities                                21

Item 4.  Submission of Matters to a Vote of Security Holders            21

Item 5.  Other Information                                              21

Item 6.  Exhibits and Reports on Form 8-K                               22

SIGNATURES                                                              23

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 1999

------------------------------------------------------------------------------

                                     30-Jun-00                 31-Dec-99
                                 --------------------       ------------------
ASSETS

CASH AND CASH EQUIVALENTS             $   6,075,006                6,015,567
RESTRICTED CASH                           1,225,319                  387,972

NOTES RECEIVABLE:
     Principal                          207,327,192              206,262,651
     Purchase discount                 ( 17,908,594)             (18,449,141)
     Allowance for loan losses         ( 22,471,201)             (22,185,945)
                                 --------------------       ------------------
         Net notes receivable          166,947,397              165,627,565

LOANS HELD FOR SALE                      4,697,520                3,288,568
ACCRUED INTEREST RECEIVABLE              2,366,038                2,425,358
OTHER REAL ESTATE OWNED                  6,360,875                7,699,468
OTHER RECEIVABLES                        1,119,098                2,827,301
DEFERRED TAX ASSET                       3,408,903                3,408,903
OTHER ASSETS                             1,339,795                1,155,097
BUILDING, FURNITURE AND FIXTURES- Net      832,416                  884,903
DEFERRED FINANCING COSTS                 1,979,577                2,016,394
                               --------------------       ------------------

TOTAL ASSETS                          $196,351,944           $  195,737,096
                               ====================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXP         2,529,270                3,098,648
FINANCING AGREEMENTS                       828,899                  791,075
NOTES PAYABLE                          186,545,433              185,019,806
203(K)REHABILITATION ESCROWS PAY            18,691                   18,691
SUBORDINATED DEBENTURES                     97,048                  332,976
NOTES PAYABLE,AFFILIATES AND STOCKHLDERS    62,948                  109,350
DEFERRED TAX LIABILITY                   3,488,962                3,488,962
                               --------------------       ------------------
TOTAL LIABILITIES                      193,571,251              192,859,508
                               --------------------       ------------------



STOCKHOLDERS' EQUITY

  Common Stock,$.01 par value
  10,000,000 authorized  shares;  issued and
  outstanding 2000 and 1999:
   5,916,527 ,5,916,527                   59,167                   59,167
   Additional paid-in capital          6,985,968                6,985,968
   Accumulated deficit                (4,264,442)              (4,167,547)
                             --------------------       ------------------
      Total stockholders' equity       2,780,693                2,877,588
                             --------------------       ------------------

TOTAL LIABI STKHLDERS'EQUITY        $196,351,944           $  195,737,096
                             ====================       ==================

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

-------------------------------------------------------------------------------

                                 Three Months Ended        Six Months Ended
                                 30-Jun-00  30-Jun-99   30-Jun-00    30-Jun-99
                               ----------   ---------- -----------   ----------

REVENUES:

 Interest Income               4,737,847    3,521,575  9,633,548    6,762,993

 Purchase discount earned        904,095    1,290,014  1,885,608    2,250,492
 Gain on sale of portfolios      500,000       142,82    575,756      629,021
 Gain on sale of originated loan  44,874       22,815    101,119       97,928
 Gain on sale of REO              87,608       61,754    174,795      142,130
 Rental Income                   168,001      223,073    355,781      460,545
 Other                           227,331      123,121    441,607      198,251
                              ----------    --------- -----------   ---------
                               6,669,756    5,385,172 13,168,214   10,541,360
                              ----------   ---------- ----------   ----------
OPERATING EXPENSES:
Interest expense              4,366,994    3,106,398   8,787,794    5,917,892
Collection, g &a              1,931,040    1,852,191   3,959,064    3,835,449
Provision for loan losses       156,556            0     171,706            0
Amortization of deferred
financing costs                 159,558      138,440     282,693      257,461
Depreciation                     31,683       44,804      63,852       69,379
                         --------------- ----------- ----------- ------------
                              6,645,831    5,141,833  13,265,109   10,080,181
                         --------------- ----------- ----------- ------------

OPERATING INCOME (LOSS)          23,925     243,339     ( 96,895)     461,179
                         --------------- ----------- -----------   ----------

GAIN (LOSS) INCOME BEFORE
PROVISION FOR INCOME TAXES       23,925     243,339     ( 96,895)     461,179
                        ---------------  ----------  ----------    ----------

BENEFIT (PROVISION)
 FOR INCOME TAXES                    0           0            0             0
                        ---------------  ----------   ---------    ----------

NET INCOME (LOSS)               23,925     243,339     ( 96,895)      461,179
                       ===============    =========   =========    ==========
NETINCOME (LOSS) PER COMMON SHARE:

    Basic                        0.00        0.04        (0.02)          0.08
    Dilutive                     0.00        0.04        (0.02)          0.08
                      ===============     ========    =========       =======
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING               5,916,527    5,916,527    5,916,527      5,916,527
                      ===============  ===========   ==========    ==========


FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2000
------------------------------------------------------------------------------



                           Common Stock      Additional    Retained
                         ----------------     Paid-In      Earnings
                         Shares    Amount     Capital     (Deficit)    Total
-------------------------------------------------------------------------------

Bal,December 31, 1998  5,916,527  59,167    6,985,968   (4,299,395)  $2,745,740


     Net Income                                            131,848      131,848

-------------------------------------------------------------------------------
Bal,December 31, 1999  5,916,527 59,167     6,985,968   (4,167,547)  $2,877,588
===============================================================================

Net (Loss)                                                 (96,895)    (96,895)

 ------------------------------------------------------------------------------
Bal, June 30, 2000    5,916,527  59,167    6,985,968    (4,264,442)  2,780,693

===============================================================================

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999

-------------------------------------------------------------------------------

                                               30-Jun00              30-Jun-99

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           (96,895)                461,179
  Adjustments to reconcile net(loss)income
  to
   Net cash provided(used)by operating
    Depreciation                                63,852                  69,379
    Amortization                               282,693                 257,461
    Purchase discount earned               ( 1,885,608)            ( 2,250,492)
    Gain on Sale of REO                      ( 174,795)              ( 142,130)
    Provision for loan loss                    171,706                       0
    Deferred tax provision                           0                       0
   (Increase) decrease in:
    Accrued interest receivable                 59,320              (  203,227)
    Foreclosures on real estate                      0              (2,592,856)
    Assets held for sale                    (1,408,952)              2,732,455
    Other receivables                        1,708,203                 242,346
    Other current assets                      (184,698)             (1,170,930)
   Increase (decrease) in:
    Accounts payable and accrued expenses     (569,378)                 70,488
    203(k) rehabilitation escrow                    (0)                 (6,960)
    Due to affiliates                          (46,402)                (11,882)
                                           -------------          -------------
   Net cash(used)by operating
   activities                               (2,080,954)             (2,545,169)
                                           -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Distributions                                    0                      0
    Additional capital contributed                   0                      0
    Acquisition and loan fees                 (325,038)              (518,839)
    Acquisition of notes receivable        (23,104,622)           (48,872,731)
    Acquisition of REO                               0                      0
    Proceeds from sale of REO                3,367,479              2,919,112
    Foreclosures on real estate                384,581                267,858
    Reclassification of notes receivable
    for foreclosure                          2,434,312              3,497,480
    Loans originated                        (2,639,466)              (568,825)
    Acquisition of furniture & equipmen        (11,366)              (230,029)
    Prin collection on notes receivable     21,544,337             18,101,810
   (Increase) decrease in restricted cash     (837,347)               (15,000)
                                           -------------          -------------
   Net cash provided (used) by
    investing activities                       812,870            (25,419,164)
                                           -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on debenture notes payable      (235,928)              (132,473)
    Payments on financing agreements       (2,974,751)            (4,196,359)
    Proceeds from financing agreements      3,012,575              1,726,300
    Proceeds from notes payable            23,287,331             49,994,608
    Payments on notes payable             (21,761,704)           (18,639,704)
                                         -------------          -------------
   Net cash provided (used) by
   financing activities                     1,327,523             28,752,372
                                         -------------          -------------

NET INCREASE IN CASH                           59,439                788,039

CASH, BEGINNING OF PERIOD                   6,015,567              5,119,906

CASH, ENDED                                 6,075,006              5,907,945
                                        =============          =============



1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business - Franklin Credit Management Corporation (together with its subsidiaries the "Company"), incorporated under the laws of the State of Delaware, acquires performing,nonperforming, nonconforming and subperforming notes receivable and promissory notes from financial institutions, and mortgage and finance companies. The Company services and collects such notes receivable through enforcement of terms of original note, modification of original note terms and, if necessary, liquidation of the underlying collateral.

         In January 1997, a wholly owned subsidiary was formed, to originate or purchase, sub prime residential mortgage loans to individuals whose credit histories,income and other factors cause them to be classified as nonconforming borrowers.

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

         Cash and Cash Equivalents - Cash and cash equivalents include all cash accounts, with the exception of restricted cash, and money market funds. The Company maintains amounts due from banks, which at times may exceed federally insured limits. The Company has no experienced any losses from such concentrations.

         Notes Receivable and Income Recognition - The notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions, and mortgage and finance companies. Such notes receivable are generally performing or under performing at the time of purchase and are usually purchased at a discount from the principal balance remaining.

         Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and an allowance for loan losses. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral. Impaired notes are measured based on the present value of expected future cash flows discounted at the note's effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is collateral dependent. A note receivable is impaired when it is probable the Company will be unable t collect all contractual principaland interest payments due in accordance with the terms of the note agreement.

         In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the collectible principal amount outstanding using the simple-interest method.

         Accrual of interest on notes receivable, including impaired notes receivable, is discontinued when management believes,after considering economic and business conditions and collection efforts, that the borrowers financial condition is such that collection of interest is doubtful When interest accrual is discontinued, all unpaid accrued interest is reversed.Subsequent recognition of income occurs only to the extent payment is received subject to management's assessment of the collectibility of the remaining interest and principal. A nonaccrual note is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time.

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

         Other Real Estate Owned - Other real estate owned consisting of properties acquired through,or in lieu of, foreclosure or other proceedings are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value, less cost to sell, at the time of acquisition is charged to the allowance for loan losses. Subsequent write-downs are charged to operations based upon management's continuing assessment of the fair value of the underlying collateral.Property is evaluated regularly to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to dispose. Revenue and expenses from the operation of other real estate owned and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs relating to holding the property are expensed. Gains or losses are included in operations upon disposal.

         Building, Furniture and Fixtures- Building, furniture and fixtures are recorded at cost net of accumulated depreciation.Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred.

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

         Income Taxes - The Company recognizes income taxes under an asset and liability method. Under this method, deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the financial statement carrying amounts of existing assets and liabilities and their respective basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable incom in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that,some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

         Fair Value of Financial Instruments -Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments,
requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value. In cases where quoted market prices are not available,fair values are based on estimates using present value or other valuation techniques Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements.Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

         The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

      a. Cash, Restricted Cash, Accrued Interest Receivable,Other Receivable and Accrued Interest Payable -The carrying values reported in the balance sheet are a reasonable estimate of fair value.

      b. Notes Receivable - Fair value of the net note receivable portfolio is estimated by discounting the future cashflows using the interest method. The carrying amounts of the notes receivable approximate fair value.

      c. Short-Term Borrowings -The carrying amounts of the financing agree ment and other short-term borrowings approximate their fair value.

      d. Long-Term Debt - Fair value of the Company's long-term debt (including notes payable,subordinated debentures and notes payable, affiliate)is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts reported in the balance sheet approximate their fair value.

      Business Segments -Statement of Financial Accounting Standards No. 131 ("FAS 131"), Related Information,replaced the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or the financial position of the Company but did affect the Company's footnote disclosures (Note 12).

      Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income in 2000 and 1999; therefore net income (loss was the same as its comprehensive income (loss).

      Recent Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). The Company is required to implement FAS 133 on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction The ineffective portion of all hedges will be recognized in earnings. The Company does not believe that this standard will have any effecton its results of operations and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Forward-Looking Statements. When used in this report, press releases and elsewhere by the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion and the Form 10-QSB may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: unanticipated changes in the U.S. economy, business conditions and interest rates and the level of growth in the finance and housing markets, the availability for purchase of additional loans and the quality of such additional loans, the status of relations between the Company and its Senior Debt Lender, the status of relations between the Company and its sources for loan purchases, unanticipated difficulties in collections under loans in the Company's portflio and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof.The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Loan and OREO Acquisitions. During the six months ended June 30, 2000, the Company purchased 1,115 loans in eleven portfolios consisting primarily of first and second mortgages, with an aggregate face value of $27.6 million at an aggregate purchase price of $23.1 million or 86% of the face value and no OREO properties, compared with the purchase during the six months ended June 30,1999 of 1,494 loans with an aggregate face value of $53.3 million at an aggregate purchase price of $48.9 million or 92% of aggregate face value. Acquisition of these portfolios was fullyfunded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee.

         The Company believes these acquisitions of high yielding coupon loans will result in increases in the level of interest income during future periods. Payments streams are generated once the loans are incorporated into the Company's loan tracking system.

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

         Single-Family Residential Lending.In January 1997, the Company formed a wholly owned subsidiary, Tribeca Lending Corp. ("Tribeca"), to originate primarily subprime residential mortgage loans made to individuals whose credit histories, income and other factors cause them to be classified as non-conforming borrowers. Management believes that lower credit quality borrowers present an opportunity for the Company to earn superior returns for the risks assumed. Tribeca provides first and second mortgages, originated on a retail basis through marketing efforts including utilization of the company's database. Tribeca is currently licensed as a mortgage banker in Alabama, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Kentucky, Illinois, Maryland, Massachusetts, Missouri, New York, New Jersey, North Carolina, Oklahoma,South Carolina, and Virginia, Washington State, West Virginia and is a Department of Housing and Urban Development FHA Title I and Title II approved lender. Tribeca originated loans are typically expected to be sold in the secondary market through whole-loan, servicing-released sales. Tribeca anticipates holding certain of its mortgages in its portfolio when it believes that the return from holding the mortgage, on a risk-adjusted basis, outweighs the return from selling the mortgage in the secondary market.

         During the six months ending June 30, 2000 Tribeca originated 47 mortgages with an aggregate initial principal amount of $2,639,466, compared to 7 mortgages with an aggregate initial principal amount of $568,825 in mortgages during the six months ending June 30 1999.During the six months ending June 30, 2000, Tribeca incurred an operating loss of $104,290 compared to an operating loss of $259,671 during the six months ended June 30, 1999. This decrease in loss reflected successful efforts to reduce core-operating expenses within Tribeca during the six months ending June 30, 2000. As of June 30, 2000,Tribeca had approximately $4.7 million face value of loans held for sale. Revenues and expenses related to such loans, other than periodic interest payments, and fee income are expected to be realized upon sale of such loans.

         Cost of Funds. The increases in the prime rate during 2000, from 8.5% to 8.75% and 9.0% in February and March respectively, increased the benchmark rate for the cost of funds on Senior Debt used to fund loan portfolio acquisitions directly decreasing net income.The weighted average interest rate on borrowed funds for the Senior Debt based on the balances as of June 30, 2000 and June 30, 1999 were 9.3% and 8.3%, respectively. As of June 30, 2000, the Company had eighty-eight loans outstanding with an aggregate principal balance of $186.2 million. Additionally the Company with Tribeca has financing agreements with the Senior Debt Lender, which had an outstanding balance of $828,899 at June 30, 2000.

          The majority of the loans purchased by the Company bear interest at a fixed rate,Senior Financing is at a variable rate adjusted with the prime rate. Consequently, changes in market interest rate conditions have caused direct corresponding changes in interest income. Management and its Senior Debt Lender have agreed to a fixed base rate on Senior Debt of 8.75%, for the 12-month period April 1, 2000 thru March 31, 2001. Any increases, during this period in the prime rate will not negatively impact the net income of the Company.

         Inflation. The impact of inflation on the Company's operations during the three months ended June 30, 2000 and 1999 was immaterial.



Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999.

         Total revenue, which is comprised of interest income,purchase discount earned, gains on bulk sale of notes, gain on sale of notes receivable originated, gain on sale of OREO, rental income and other income, increased by $1,284,584 or 24%, to $6,669,756 during the three months ended June 30, 2000, from $5,385,172 during the three months ended June 30, 1999.

         Interest income on notes receivable increased by $1,216,272 or 35%, to $4,737,847 during the three months ended June 30, 2000 from $3,521,575 during the three months ended June 30, 1999.The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received or committed with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from the $70.7 million in high yielding performing notes acquired by the Company during July 1999 through June 2000, which was only partially offset by collections, prepayments,and loan sales.

         Purchase discount earned decreased by $385,919 or 29%, to $904,095 during the three months ended June 30, 2000 from $1,290,014 during the three months ended June 30, 1999. This decrease reflected the growing proportion of the Company's portfolio comprised of performing loans purchased at smaller discounts than the non-performing high-discount loans historically purchased by the Company, which results in income being realized as interest rather than purchase discount, and increases in the reserves on older portfolio's held by the Company.

         Gain on bulk sale of notes receivable increased by $357,180 or 250% to $500,000 during the three months ended June 30, 2000 from $ 142,820 during the three months ended June 30, 1999. This increase is due primarily from the sale of one large loan during the three months ending June 30, 2000. The Company may consummate bulk sales of notes from time to time as may be economically advantageous.

        Gain on sale of notes originated by Tribeca increased by $22,059 or 97% to $44,874 during the three months ended June 30, 2000 from $22,815 during the three months ended June 30, 1999. This increase reflected an increase in note originations by Tribeca during the three months ended June 30, 2000, which created more inventory availablefor sale during the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

         Gain on sale of OREO increased by $25,854 or 42% to $87,608 during the three months ended June 30,2000 from $61,754 during the three months ended June 30, 1999. This increase resulted primarily from an increase in value of the properties sold, and an increase in the number of OREO's sold during the three months ended June 30,2000 as compared to the three months ended June 30, 1999. The Company sold 34 and 15 OREO properties during the three months ended June 30, 2000 and June 30, 1999.

         Rental income decreased by $55,072 or 25% to $168,001 during the three months ended June 30, 2000,from $223,073 during the three months ended June 30, 1999. This decrease primarily reflected a decrease in the number of rental properties during the three months ended June 30, 2000 as compared to the three months ended June 30,1999. The Company had 80 and 107 rental properties during the three months ended June 30, 2000 and June 30, 1999.

         Other income increased by $104,210 or 85%,to $227,331 during the three months ended June 30, 2000 from $123,121 during the three months ended June 30, 1999. This increase reflected increases in prepayment penalties, late charges, and modification fees resulting from the increase in size of the Company's portfolio and loan fees associated with Tribeca loans sold.

         Total operating expenses increased by $1,503,998 or 29% to $6,645,831 during the three months ended June 30, 2000 from $5,141,833 during the three months ended June 30, 1999.Total operating expenses includes interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

         Interest expense increased by $1,260,596 or 41%, to $4,366,994 during the three months ended June 30, 2000, from $3,106,398 during the three months ended June 30, 1999. This increase resulted primarily from the increase in Senior Debt reflecting the acquisition of $70 million in notes receivables and increases in our costs of funds due to three increases in the prime rate. Costs of funds were 9.29% and 8.3% during the three months ended June 30, 2000 and June 30, 1999. Total debt increased by $19,468,485 or 12%,to $187,534,327 as of
June 30, 2000 from $168,065,842 as of June 30, 1999. Total debt consists principally of Senior Debt, and also includes debentures, and financing agreements and loans from affiliates.

         Collection,general and administrative expenses increased by $78,849 or 4% to $1,931,040 during the three months ended June 30, 2000 from $1,852,191 during the three months ended June 30, 1999. Collection, general and administrative expense consists primarily of personnel expense, and all other collection expenses including OREO related expense, litigation expense, and miscellaneous collection expense.

           Personnel expenses increased by $266,123 or 39% to $940,434 during the three months ended June 30, 2000from $674,311 during the three months ended June 30, 1999.This increase resulted largely from increases in staffing and the experience level of personnel in the Company's core business. All other collection expenses decreased by $187,274 to $990,606 during the three months ended June 30, 2000 from $1,177,880 during the three months ended June 30,1999. This decrease reflected decreases in core operating expenses associated with reductions in legal, office, computer consulting and supplies, and collection expenses primarily from decreased OREO activity, negotiated fixed litigation expenses and the growth of the Company's performing portfolio, which reduces collection expenses.

         Provisions for loan loss increased from $0 to$156,556 due primarily to an excess of losses associated with three portfolios over the estimated reserve for the three months ended June 30, 2000.

         Amortization of deferred financing costs increased by $21,118 or 15%to $159,558 during the three months ended June 30, 2000, from $138,440 during the three months ended June 30, 1999. This increase resulted from a payoff of one senior debt note and the realization of the 1% exit fee, and increased collections and repayment of the senior debt during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

         Depreciation expense decreased by $13,121 or 29%,to $31,683 during the three months ended June 30, 2000, from $44,804 during the three months ended June 30, 1999.

         Operating income decreased by $219,414 to $23,925 during the three months ended June 30, 2000 from $243,339 during the three months ended June 30, 1999.

         During the three months ended June 30, 2000 there was no provision for income tax due to a loss carry-forward. During the three months ended June 30, 1999 there was no provision for income taxes due to a loss.

         Net income decreased by $219,414 to $23,925 during the three months ended June 30, 2000 from $243,339 during the three months ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999.

         Total revenue, increased by $2,626,853 or 25%, to $13,168,213 during the six months ended June 30, 2000,from $10,541,360 during the six months ended June 30, 1999.

         Interest income on notes receivable increased by $2,870,555 or 42%,to $9,633,548 during the six months ended June 30, 2000 from $6,762,993 during the six months ended June 30, 1999.This increase resulted primarily from the $70.7 million in high yielding performing notes acquired by the Company during July 1999 through June 2000, which was only partially offset by collections, prepayments, and loan sales.

         Purchase discount earned decreased by $364,884 or 16%, to $1,885,608 during the six months ended June 30, 2000 from $2,250,492 during the six months ended June 30, 1999. This decrease reflected the growing proportion of the Company's portfolio comprised of performing loans purchased atsmaller discounts than the non-performing high-discount loans historically purchased by the Company, which results in income being realized as interes rather than purchase discount, and increases in reserves in maturing portfolios which lower discount available to be earned during the six months ended June 30, 2000.

         Gain on bulk sale of notes receivable decreased by $53,266 to$ 575,756 or 8% during the six months ended June 30, 2000, from $629,021 during the six months ended 1999. This decrease reflected a decrease in aggregate bulk sales during the six months ended June 30, 2000, which was only partially offset by the greater gain realization on the properties held during the six months ended June 30, 2000. The Company sold $1.4 million in sales during the six months ended June 30, 2000 and $4.3 million during the six months ended June 30, 1999.

         Gain on sale of notes originated by Tribeca increased by $3,191 or 3% to $101,119 during the six from $ 97,928 during the six months ended June 30, 1999.

         Gain on sale of OREO increased by $32,665 to $174,795 during the six months ended June 30, 2000, from $142,130 during the six months ended June 30, 1999. The Company sold 75 OREO properties during the six months ended June 30,2000 and 47 OREO properties during the six months ended June 30, 1999. This increase resulted primarily from an increase in value of the properties sold, and an increase in the number of OREO's sold during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

          Rental income decreased by $104,764 or 23% to $355,781 during the six months ended June 30, 2000, from $460,545 during the six months ended June 30, 1999. This decrease reflected a decrease in the number of rental properties during the six months ended June 30, 2000 as compared to the six months ended June 30,1999. The Company had 80 and 107rental properties during the six months ended June 30, 2000 and June 30, 1999.

         Other income increased by $243,356 or 123%,to $441,607 during the six months ended June 30, 2000 from $198,251 during thesix months ended June 30, 1999. This increase reflected increases in prepayment penalties, late charges, and modification fees resulting from the increase in size of the Company's portfolio and loan fees associated with Tribeca loans sold.

         Total operating expenses increased by $3,184,927 or 32%,to $13,265,108 during the six months ended June 30, 2000, from $10,080,181 during the six months ended June 30, 1999.

         Interest expense increased by $2,869,902 or 48%,to $8,787,794 during the six months ended June 30, 2000 from $5,917,89 during the six months ended June 30, 1999.This increase resulted primarily from the increase in Senior Debt reflecting the acquisition of $70 million in notes receivables and increases in costs of funds due to three increases in the prime rate. Costs of funds were 9.29% and 8.3% during the six months ended June 30, 2000 and June 30, 1999. Total debt increased by $19,468,485 or 12%, to $187,534,327 as of June 30,2000
from $168,065,842 as of June 30, 1999. Total debt includes Senior Debt, debentures, and financing agreements and loans from affiliates.

         Collection, general and administrative expenses increased by $123,615 or 3%, to $3,835,449 during the six months ended June 30,2000 from $ 3,959,064 during the six months ended June 30, 1999.

         Personnel expenses increased by $378,938 or 26%, to$1,838,889 during the six months ended June 30, 2000 from $1,459,951 during the six months ended June 30, 1999. The increase reflected the staffing and the experience level of personnel in the Company's core business during the six months ended June 30, 2000. All other collection expenses decreased by $255,322 or 11% to $2,120,175 during the six months ended June 30, 2000 from $2,375,497 during the three months ended June 30, 1999.This decrease reflected decreases in core operating expenses associated with reductions in legal, office, computer consulting and supplies, and collection expenses primarily from decreased OREO activity, negotiated fixed litigation expenses and the growth of the Company's performing portfolio, which reduces collection expenses.

         Provisions for loan losses increased to $171,705 during the six months ended June 30, 2000 from $0 during the six months ended June 30, 1999. This was due primarily to an excess of losses associated with three portfolios over the estimated reserve during the six months ended June 30, 2000.

         Amortization of deferred financing costs increased by $25,232 or 9%,to $282,693 during the six months ended June 30,2000 from $257,461 during the six months ended June 30, 1999. This increase resulted from a payoff of one senior debt note and the realization of the 1% exit fee, and increased collections and repayment of the senior debt during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

         Depreciation expense decreased by $5,527 or 9%, to $63,852 during six months ended June 30, 2000, from $69,379 during the six months ended June 30, 1999.

         Operating income decreased by $558,074 to a lossof $96,895 during the six months ended June 30, 2000 from a gain of $461,179 during the six months ended June 30, 1999.

         During the six months ended June 30, 2000 or the six months ended June 30,1999, there were no provisions for income taxes due to the operating loss carry-forward.

         Net income decreased by $558,074 to loss of $96,895 during the six months ended June 30, 2000 from a gain of $461,179 during the six months ended June 30, 1999.

Liquidity and Capital Resources

          General. During the six months ended June 30, 2000 the Company purchased 1,115 loans in eleven portfolios with an aggregate face value of$27.6 million at an aggregate purchase price of $23.1 million or 84%of face value and no OREO properties. During the six months ended June 30, 1999 the Company purchased 1,494 loans in sixteen portfolios with an aggregate face value of $53.3 million at an aggregate purchase price of $48.8 million or 92% of aggregate face value.The Company's portfolio acquisitions have been slower than anticipated during the six months ended June 30,2000 due to competitive market conditions, with that in mind, however, the pace of acquisitions has historically increased during the last two-quarters of the year.

         The Company's portfolio of notes receivable at June 30,2000 had a face value of $207.3 million and included net notes receivable of approximately $166.9 as compared with a face value of $188.3 million and net notes receivable of approximately $145.5 million as of June 30, 1999. Net notes receivable are stated at the amount of unpaid principal, net of purchase discount, allowance for loan losses. The Company has the ability and intent to hold its notes until
maturity,   payoff  or  liquidation of  collateral  or,  where  deemed  to  be economically advantageous, sale.

         During the six months ended June 30,2000, the Company used cash in the amount of$2,080,954 in its operating activities primarily for interest expense, and increased infrastructure in the Company's core business, litigation expense incidental to its ordinary collection activities and for the foreclosure and improvement of OREO.The Company provided $812,870 in its investing activities, primarily reflecting purchases of notes receivable which purchases were offset by principal collections upon its notes receivable and proceeds from sales of OREO. The amount of cash used in operating and investing activities was funded by $1,327,523 of net cash provided by financing activities,including primarily, a net increase in Senior Debt of $1,525,627 million. The above activities resulted in a net increase in cash at June 30, 2000 over December 31, 1999 of $59,439.

         In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing nonperforming notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at June 30, 2000 and 1999, the Company held OREO recorded on the financial statements at $6.3 million and $10.3 million, respectively. OREO is recorded on the financial statementsof the Company at the lower of cost or fair market value. The Company estimates, based on third party appraisals and broker price opinions, that the OREO inventory held at June 30, 2000,in the aggregate, had a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset)of approximately $6.9 million. There can be no assurance,however, that such estimate is substantially correct or that an amount approximating such amount would actually be realized upon liquidation of such OREO. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it is economically beneficial to do so.

Cash Flow

         Substantially all of the assets of the Company are invested in its portfolios of notes receivable and OREO. Primary sources of the Company's cash flow for operating and investing activities are borrowings under senior debt facilities, collections on notes receivable and gain on sale of notes and OREO properties.

         At June 30, 2000, the Company had unrestricted cash, cash equivalents and marketable securities of $6.0 million.

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

Financing Activities

         Senior Debt. As of June 30, 2000, the Company owed an aggregate of $186.2 million to the Lender of Senior Debt, under 88 loans.

        The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month.The Senior Debt accrues interest at variable rates between 0%, and 2.00% over the prime rate The accelerated payment provisions of the Senior Debt are generally of two types: the first requires that all collections from notes receivable,other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a further amount to be applied toward additional principal reduction from available cash after scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the minimum scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow that is available to the Company.

         Certain of the Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The restricted cash is maintained in an interest bearing account,held by the Company's Senior Debt Lender. Restricted cash may be accessed by the Senior Debt Lender only upon the Company's failure to meet the minimum monthly payment due if collections from notes receivable securing the loan are insufficient to satisfy the installment due. Historically,the Company has not called upon these reserves. The aggregate balance of restricted cash in such accounts was $1,225,318 and $1,118,446 on June 30, 2000 and June 30, 1999 respectively.

         Total Senior Debt availability was approximately $250 million at June 30, 2000, of which approximately $186.2 million had been drawn down as of such date.Additionally the Senior Debt Lender has verbally informed the Company that it will not deem approximately $4 million of Senior Debt that it had syndicated to other banks as of such date as outstanding for purposes of determining availability under of Senior Debt As a result, the Company has approximately $68 million available to purchase additional portfolios of notes receivable and OREO.

           The Company's Senior Debt Lender has provided Tribeca with a warehouse financing agreementof $2 million. At June 30,1999, Tribeca had drawn down $ 488,030 on the line.

         Harrison First Corporation 12% Debentures. In connection with the acquisition of a loan portfolio during 1995, the Company offered to investors $800,000 of subordinated debentures of which $555,000 were purchased.As of June 30, 2000 and December 31, 1999, $97,048 and $332,176, respectively, of these debentures were outstanding. The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments.The principal is to be repaid over three years in ten equal quarterly installments of $22,200 which payments commenced on September 30, 1997 with the remaining balloon payment of $333,000 due June 30, 2000. The Harrison 1st 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.The Company was due to make a balloon payment to pay off this debt, however $97,048 was refinanced with a few of the prior debenture holders, this debt will be repaid over eighteen months. The remaining balance to debentures holders was paid off with financing provided by the Companys Senior Debt Lender.

         OREO Line of Credit. The Company has a line of credit with the Senior Debt Lender permitting it to borrow a maximum of approximately $1,500,000 at a rate equal to such lender's prime rate plus two percent per annum. Principal repayment of the lines is due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the financing agreements as of June 30, 2000 and December 31, 1999,were $210,545 and $615,720 respectively.Advances made under the line of credit were used to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding financing agreements and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company, which the Company may be required to hold as rental property to maximize its return.

                            Part II Other Information

Item 1.  Legal Proceedings

Asset Purchase Agreement Dispute. On August 19, 1997, the Company commenced a civil action in the United States District Court for the Southern District of New York against Preferred Credit Corporation ("PCC") and certain individuals alleging fraud, breach of contract,and unjust enrichment in connection with the purchase by the Company of $3.7 million in face value of notes receivable from PCC for $1.8 million. Through the Complaint, the Company sought rescission of the asset purchase agreement or damages incurred in connection with the purchase.

             By an order dated September 22, 1999, the Court dismissed one of the Company's fraud claims against PCC and all of the Company's claims against the individual Defendants. On October 22, 1998, PCC filed an answer and counterclaim alleging a breach of the purchase agreement and seeking its costs and fees incurred in connection with the proceeding.

                  Trial in this matter was held on the remaining claims during January 2000. At the conclusion of the trial,the Court orally ruled in favor of the Company and against PCC. On February 10, 2000, he Court entered judgment in favor of the Company and against PCC in the amount of $1.7million plus interest from May 7, 1997. With interest, the amount due under the judgment is approximately $2 million as of February 10, 2000. The Company is currently in the process of attempting to collect the amount due under the judgment. The Company does not presently known if PCC has sufficient assets to satisfy the judgment. The Company has collected $ 55,000 towards this receivable as of July 31, 2000.

         Letter Agreement Dispute.On November 17, 1997, K Mortgage Corporation ("K") filed a civil action in the United States District Court for the Southern District Court of New York against the Company, Tribeca, and Thomas J. Axon alleging breach of contract, fraud, conversion and unjust enrichment in connection with a May 9, 1997 letter agreement (the "Letter Agreement")pursuant to which Tribeca was to purchase certain assets of K and retain three principals of K as paid consultants and employ a fourth, Jim Ragan ("Ragan").
K sought to recover damages of $10 million for the alleged failure of the Company to make certain payments to third parties, provide Ragan with an employment agreement and provide the three other principal of K with consulting contracts pursuant to the terms of the Letter Agreement.

         On December 22, 1997, the Company,Tribeca and Mr. Axon filed an answer and counterclaim vigorously denying the allegations of the complaint. In addition, Tribeca filed a counterclaim alleging fraud and breach of contract against K. Prior to trial, the claims asserted by K against Mr. Axon were voluntarily dismissed. Trial on the remaining claims was conducted in April and May of 1999. Following the conclusion of K's case in chief,the court dismissed K's claims against the Company leaving open the remaining claims against Tribeca. On March 6, 2000, and June 26, 2000 the Court entered an opinion directing Tribeca to pay $20,000 to one creditor of K and dismissed all further claims against Tribeca. K Mortgage has requested the Court to reconsider its prior orders, however,the Company believes that the Court is unlikely to modify its March 6 and June 26, 2000 Orders.

         Legal Fee Dispute. On October 28, 1997, Rosen, Dainow & Jacobs ("Rosen") filed a civil action against the Company in the Supreme Court of the State of New York, County of New York alleging failure by the Company to pay legal fees allegedly due Rosen. Rosen, now dissolved, had represented the Company in a federal trademark action that is no longer pending. Rosen withdrew from representation of the Company when James Jacobs,the lead attorney for the Company in the trademark action, joined a firm that was representing the Company's adversary in other matters. The complaint seeks $145,000 in damages. Rosen's motion for summary judgment was denied by the court. The Company plans to continue its vigorous defense of this action. Trial in this matter is currently scheduled for October 22, 2000.

         Other Legal Actions. Since July, 1991,the Company has been a plaintiff in various actions ("Miramar Litigation") and party to settlements, with the former directors and officers of Miramar Resources, Inc. ("Miramar"), a company which the Company merged with in 1994, based upon allegations relating to certain premerger events. Information regarding the Miramar Litigation, as well as certain settlements (the "Schultz Settlements"), and the legal status of the Company's collection efforts is incorporated herein by reference to "Item 3. Legal Proceedings" included in the Company's Form 10-KSB for the year ended December 31, 1994, filed with the SEC on March 31, 1995 and included in the Company's10-KSB for the year ended December 31, 1996, filed with the SEC on March 31, 1997.

         During 1997 the Company initiated efforts to foreclose on its Deed of Trust on a 4,000-acre ranch owned by the parties to the original Shultz Settlement. Trial in this matter was held in November of 1999 and the Company obtained a judgment of $600,000. In connection with this judgment, the parties entered into a Settlement Agreement pursuant to which certain additional collateral was provided to the Company to secure the payment of the judgment amount.

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Maters to a Vote of Security Holders

     On May 24, 2000 at the Company's annual meeting the shareholders voted to ratify the amendment and restatement of the Company's Certificate of Incorporation, to elect seven directors to the Company's Board of Directors,and to ratify the appointment of Deloitte & Touche LLP as the Company's independent public auditors for the fiscal year ended December 31,2000.

Amendment and Restatement of Certificate of Incorporation

                              For    Against   Abstain     Not Voting    Total
------------------------------------------------------------------------------

Amendment               4,197,779   223,670     1,495      1,494,583 5,917,527

                              For    Against   Abstain     Not Voting    Total
Election of Directors   4,198,299         0   224,645      1,494,583 5,917,527

Independent Public Auditors  For     Against   Abstain     Not Voting    Total
-----------------------------------------------------------------------------------------------------------------
Deloitte & Touche LLP   4,197,719   224,215     1,010      1,494,583 5,917,527

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on form 8-K

                  None


     (a)

 EXHIBIT TABLE

 Exhibit

 No.  Description

  3(a) Restated Certificate of Incorporation. Previously filed with and incorporated herein by reference to, the Companys 10-KSB, filed with the Commission on December 31, 1994.
   (b) Bylaws of the Company. Previously filed with, and incorporated herein by reference to, the Company's Registration Statement on Form S-4, No. 33-81948, filed with the Commission on November 24, 1994.

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

10(i)  Promissory Note between Thomas J. Axon and the Company dated December 31
       1998.  Filed with the Commission on December  31,1998.
       Previously filed with, and incorporated herein by reference to, the Company's Form 10K-SB, filed with the Commission on April 16,1999.

10(j) Promissory Note between Steve Leftkowitz, board member, and the Company dated March 31, 1999. Filed with the Commission on March 30,2000.

10(k)  Loan  Purchase  Agreement  dated March 31, 1999 between the
       Company and Steve Leftkowitz, board member.Previously filed with and incorporated herein by reference to,the Company's Form 10KSB.Filed with the Commission on March 30, 2000.

11     Computation of earnings per share. Filed here with.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2000          FRANKLIN CREDIT MANAGEMENT CORPORATION


                                      By: THOMAS J. AXON
                                          President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                            Date

THOMAS J. AXON          President,Chief Executive Officer     August 11,2000
---------------                                               -----------------
Thomas J. Axon          and Director
(Principal executive officer)

JOSEPH CAIAZZO          Executive Vice President and Acting   August 11,2000
--------------                                                -----------------
Joseph Caiazzo          Chief Financial Officer,
Secretary               Chief Operating Officer and
                        Director

Exhibit 11.

Computation of earnings per share second quarter 2000.


                                      No. of Shares    Weight

   09/30/99 Common stock              5,916,527
                               -----------------------   25%         1,479,132
                                      5,916,527

  12/31/99  Common stock              5,916,527
                                -----------------------  25%         1,479,132
                                      5,916,527



 03/31/00 Common stock                5,916,527
                                -----------------------  25%         1,479,132
                                      5,916,527



 06/30/00 Common stock                5,916,527

                                ----------------------  25%          1,479,132
                                      5,916,527



                                     23,266,108

                 Weighted average number of shares                  5,916,527

Earnings per Common share:
                 Net Income             (96,895)                    $   (.02)




Exhibit 11.

Computation of earnings per share second quarter 1999



                                No. of Shares          Weight


        09/30/99 Common stock         5,916,527
                                   --------------
                                      5,916,527         25%          1,479,132


        12/31/99 Common stock         5,916,527         25%          1,479,132
                                   --------------
                                      5,916,527

        03/31/00 Common stock         5,916,527         25%          1,479,132
                                  ----------------
                                      5,916,527


        06/30/00 Common stock         5,916,527         25%          1,479,132
                                    -------------
                                      5,916,527

                                     23,266,108
                 Weighted average number of shares                   5,916,527

Earnings per Common share:
                 Net Income            $461,179                       $   .08
