Form 10QSB
period 2000-09-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2000-11-14
CIK 831246

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

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

As of November 14, 2000 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding.

                     FRANKLIN CREDIT MANAGEMENT CORPORATION

                                   FORM 10-QSB

                               September 30, 2000

                                 C O N T E N T S

PART I.  FINANCIAL INFORMATION                                           Page
                                                                         ----

Item 1.       Financial Statements

 Consolidated Balance Sheets September 30, 2000(unaudited)and
 December 31, 1999                                                         3

 Consolidated Statements of Income (unaudited)for the three
 months and nine months ended September 30, 2000 and 1999                  4

 Consolidated Statements of Stockholders' Equity
 September 30, 2000(unaudited)                                             5

 Consolidated Statements of Cash Flows(unaudited)for the
 nine months ended September 30, 2000 and 1999                             6

 Notes to consolidated Financial Statements                              7-9


Item 2.
 Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                              10-15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 16

Item 2.  Changes in Securities                                             17

Item 3.  Defaults Upon Senior Securities                                   17

Item 4.  Submission of Matters to a Vote of Security Holders               17

Item 5.  Other Information                                                 17

Item 6.  Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                 18

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

-------------------------------------------------------------------------------

                                                  30-Sept-00        31-Dec-99
                                                 -------------     ------------
ASSETS

CASH AND CASH EQUIVALENTS                     $     7,047,178        6,015,567
RESTRICTED CASH                                       991,319          387,972

NOTES RECEIVABLE:
    Principal                                     242,407,861      206,262,651
    Purchase discount                             (21,451,210)     (18,449,141)
    Allowance for loan losses                     (24,056,037)     (22,185,945)
                                                 -------------     ------------
      Net notes receivable                        196,900,614      165,627,565

LOANS HELD FOR SALE                                 6,848,849        3,288,568
ACCRUED INTEREST RECEIVABLE                         3,383,006        2,425,358
OTHER REAL ESTATE OWNED                             6,340,536        7,699,468
OTHER RECEIVABLES                                   1,489,192        2,827,301
DEFERRED TAX ASSET                                  3,408,903        3,408,903
OTHER ASSETS                                        1,397,022        1,155,097
BUILDING, FURNITURE AND FIXTURES- Net                 847,224          884,903
DEFERRED FINANCING COSTS                            2,302,282        2,016,394
                                                 -------------     ------------

TOTAL ASSETS                                     $230,956,125     $195,737,096

                                                 =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES               2,653,960        3,098,648
FINANCING AGREEMENTS                                2,292,911          791,075
NOTES PAYABLE                                     220,022,134      185,019,806
203(K) REHABILITATION ESCROWS PAYABLE                   2,186           18,691
SUBORDINATED DEBENTURES                                84,917          332,976
NOTES PAYABLE, AFFILIATES AND STOCKHOLDERS             34,721          109,350
DEFERRED TAX LIABILITY                              3,488,962        3,488,962
                                                 -------------    ------------
TOTAL LIABILITIES                                 228,579,791      192,859,508
                                                 -------------    ------------



STOCKHOLDERS' EQUITY

  Common Stock, $.01  par  value,
  10,000,000 authorized Shares; issued and
  outstanding 2000 and 1999
  5,916,527,   5,916,527                               59,167           59,167
  Additional paid-in capital                        6,985,968        6,985,968
  Accumulated deficit                              (4,668,801)      (4,167,547)
                                                 -------------     ------------
    Total stockholders' equity                      2,376,334        2,877,588
                                                 -------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $
                                                 $230,956,125      195,737,096
                                                 =============     ============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
-------------------------------------------------------------------------------

                                Three Months Ended          Nine Months Ended
                          30-Sept-00    30-Sept-99    30-Sept-00     30-Sept-99
                          -----------   -----------   -----------    ----------

REVENUES:

Interest Inccome          5,142,778     3,932,298     14,776,326     10,695,291
Pur dis earned              909,735     1,201,767      2,795,343      3,452,259
Gain on sale of portfolios        0        20,609        575,755        649,630
Gain on sale of originated   92,523        32,220        193,643        130,148
Gain on sale of other real  174,175        46,884        348,970        189,014
Rental Income               156,793       150,960        512,574        611,505
Other                       231,974       305,514        673,581        503,765
                         -----------   ----------    -----------    -----------
                          6,707,978     5,690,252     19,876,192     16,231,612
                         -----------  -----------    -----------    -----------

OPERATING EXPENSES:
 Interest expense         4,739,756     3,755,322     13,527,550      9,673,214
 Collection, general
 and administrative       2,072,169     1,866,335      6,031,234      5,701,784

 Provision for loan losses  164,342        25,137        336,047         25,137
 Amortization of deferred    93,893       120,843        376,586        378,304
 Depreciation                42,177        49,114        106,029        118,493
                         -----------   -----------   -----------     ----------
                          7,112,337     5,816,751    20,377,446      15,896,932
                          ----------   -----------   -----------     ----------

OPERATING (LOSS) INCOME    (404,359)     (126,499)     (501,254)        334,680
                          -----------   -----------   -----------    ----------




(LOSS)GAIN INCOME BEFORE
PROVISION FOR INCOME TAXES (404,359)     (126,499)     (501,254)        334,680
                         -----------   -----------   -----------     ----------

BENEFIT (PROVISION)
FOR INCOME TAXES                  0             0             0               0


                         -----------   -----------   -----------     ----------

NET INCOME (LOSS)           (404,359)     (126,499)     (501,254)       334,680
                          ===========   ===========   ===========    ==========

NET INCOME(LOSS)PER COMMON
SHARE:

Basic                          (0.07)        (0.02)        (0.08)          0.06
Dilutive                       (0.07)        (0.02)        (0.08)          0.06
                          ===========   ===========   ===========    ==========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                5,916,527     5,916,527      5,916,527     5,916,527
                          ===========   ===========    ===========   ==========



FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SEPTEMBER 30, 2000

-------------------------------------------------------------------------------

                                             Additional  Retained
                         Common Stock        Paid-In     Earnings
                       ------------------
                        Shares   Amount      Capital     (Deficit)     Total
------------------------------------------------------------------------------

Bal,December 31,1998  5,916,527  59,167     6,985,968   (4,299,395)  $2,745,740


    Net Income                                             131,848      131,848

-------------------------------------------------------------------------------
Bal, December 31,1999 5,916,527  59,167     6,985,968   (4,167,547)  $2,877,588
===============================================================================

    Net (Loss)                                            (501,254)    (501,254)

-------------------------------------------------------------------------------
Bal,September 30,2000 5,916,527  59,167     6,985,968   (4,668,801)   2,376,334

===============================================================================

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

-------------------------------------------------------------------------------

                                       30-Sept-00      30-Sept-99


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       (501,254)        334,680
  Adjustments to reconcile net
  Net cash  provided (used) by
   Depreciation                            106,029         118,493
   Amortization                            376,586         378,304
   Purchase discount earned             (2,795,343)     (3,452,259)
   Gain on Sale of REO                    (348,970)       (189,014)
   Provision for loan loss                 336,047          25,137
   Deferred tax provision                        0               0
  (Increase) decrease in:
   Accrued interest receivable            (957,648)       (473,242)
   Foreclosures on real estate                   0      (3,192,465)
   Assets held for sale                 (3,560,281)      2,949,073
   Other receivables                     1,338,109        (171,517)
   Other current assets                   (241,925)        263,395
  Increase (decrease) in:
   Accounts   payable  and  accrued       (444,688)       (300,471)
   203(k) rehabilitation escrow            (16,505)        (28,385)
   Due to affiliates                       (74,629)        (26,423)
                                          ---------       ---------
  Net cash (used)  by  operating        (6,784,472)     (3,764,694)
  activities

                                          ---------      ---------

CASH FLOWS FROM INVESTING
ACTIVITIES

  Distributions                                  0               0
  Additional capital contributed                 0               0
  Acquisition and loan fees               (935,840)       (762,942)
  Acquisition of notes receivable      (71,487,021)    (72,584,546)
  Acquisition of REO                             0               0
  Proceeds from sale of REO/Loan         6,528,549       4,913,878
  Foreclosures on real estate            3,943,543         999,232
  Reclassification of notes              4,253,236       3,471,690
  Loans originated                      (4,988,586)     (1,068,675)
  Acquisition of furniture & equipment     (68,351)       (233,337)
  Participation interest                         0        (262,824)
  Principal collection on notes         32,854,573      28,315,141
  (Increase) decrease in restricted       (603,347)       (195,000)
                                       ------------     ------------
  Net cash provided(used) by           (30,503,244)    (37,407,383)
  investing activities
                                       -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments  on debenture  notes           (248,059)       (198,735)
  payable
  Payments on financing agreements      (3,911,820)     (4,973,279)
  Proceeds from financing                5,413,656       1,672,409
  Proceeds from notes payable           73,736,141      74,398,071
  Payments on notes payable            (38,733,813)    (28,086,639)
                                       ------------    ------------
  Net cash provided (used) by            6,256,105      42,811,827
  financing activities
                                       ------------     -----------

NET INCREASE IN CASH                     1,031,611       1,639,750

CASH, BEGINNING OF PERIOD                6,015,567       5,119,906

CASH, ENDED                              7,047,178       6,759,656
                                        ===========     ===========



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

      Basis of Consolidation -The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      Accrual of interest on notes receivable, including impaired notes receivable,is discontinued when management believes, after considering economic and business conditions and collection efforts that the borrowers financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Subsequent recognition of income occurs only to the extent payment is received subject to management's assessment of the collectibility of the remaining interest and principal. A nonaccrual note is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time.

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

      Management's judgment in determining the adequacy of the allowance is based on the evaluation of individual loans within the portfolios, the known and inherent risk characteristics and size of the note receivable portfolio,the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. Notes receivable, including impaired notes receivable, are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely based on a note-by-note review. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, when considered necessary.

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

      Pension Plan - The Company has a defined contribution retirement plan (the"Plan") covering all full-time employees who have completed one year of service. Contributions to the Plan are made in the form of payroll reductions based on employees' pretax wages. Currently, the Company does not offer a matching provision for the Plan.

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

    Recent Pronouncements- The FASB recently issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of FASB Statement No. 133 (`SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Company to recognize all derivatives on the statement of assets, liabilities and member's equity at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined if it will early adopt and what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      Forward-Looking Statements. When used in this report, press releases and elsewhere by the Company from time to time, the words "believes","anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion and the Form 10-QSB may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: unanticipated changes in the U.S. economy, business conditions and interest rates and the level of growth in the finance and housing markets, the availability for purchase of additional loans and the quality of such additional loans, the status of relations between the Company and its Senior Debt Lender, the status of relations between the Company and its sources for loan purchases, unanticipated difficulties in collections under loans in the Company's portfolio prepayments of notes in the Company's portfolio and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      Loan and OREO Acquisitions. During the nine months ended September 30, 2000, the Company purchased 2,245 loans in twenty-four portfolios consisting primarily of first and second mortgages, with an aggregate face value of $83.4 million at an aggregate purchase price of $73.2 million or 88% of the face value and no OREO properties, compared with the purchase during the nine months ended September 30, 1999 of 2,130 loans with an aggregate face value of $78.8 million at an aggregate purchase price of $72.6 million or 92% of aggregate face value. Acquisition of these portfolios was fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee.


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

      Single-Family Residential Lending. In January 1997, the Company formed a wholly owned subsidiary, Tribeca Lending Corp. ("Tribeca"), to originate primarily subprime residential mortgage loans made to individuals whose credit histories, income and other factors cause them to be classified as non-conforming borrowers. Management believes that lower credit quality borrowers present an opportunity for the Company to earn superior returns for the risks assumed. Tribeca provides first and second mortgages, originated on a retail basis through marketing efforts including utilization of the company's database. Tribeca is currently licensed as a mortgage banker in Alabama, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Kentucky, Illinois, Maryland, Massachusetts, Michigan, Missouri, New York, New Jersey, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Virginia, Washington State, and West Virginia and is a Department of Housing and Urban Development FHA Title I and Title II approved lender. Tribeca originated loans are typically expected to be sold in the secondary market through whole-loan, servicing-released sales. Tribeca anticipates holding certain of its mortgages in its portfolio when it believes that the return from holding the mortgage, on a risk-adjusted basis, outweighs the return from selling the mortgage in the secondary market.

      During the nine months ending September 30, 2000 Tribeca originated 80 mortgages with an aggregate initial principal amount of $5.0 million, compared to 13 mortgages with an aggregate initial principal amount of $1.1 million in mortgages during the nine months ending September 30, 1999. During the nine months ending September 30, 2000, Tribeca incurred an operating loss of $0.1 million compared to an operating loss of $0.4 million during the nine months ended September 30, 1999. This decrease in loss reflected reduced core-operating expenses within Tribeca and successful efforts to increase loan originations and loan sales, which increased fee income during the nine months ending September 30, 2000. As of September 30, 2000, Tribeca had approximately $6.8 million face value of loans held for sale. Revenues and expenses related to such loans, other than periodic interest payments, and fee income are expected to be realized upon sale of such loans.

      Cost of Funds. The increases in the prime rate during 2000, from 8.5% to 8.75% and 9.0% in February and March respectively, increased the benchmark rate for the cost of funds on Senior Debt used to fund loan portfolio acquisitions directly decreasing net income. The weighted average interest rate on borrowed funds for the Senior Debt based on the balances as of September 30, 2000 and September 30, 1999 were 9.2% and 8.9%, respectively. As of September 30, 2000, the Company had ninety-three loans outstanding with an aggregate principal balance of $219.8 million. Additionally the Company with Tribeca has financing agreements with the Senior Debt Lender, which had an outstanding balance of $2.0 million at September 30, 2000.

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

      Inflation. The impact of inflation on the Company's operations during the three months ended September 30, 2000 and 1999 was immaterial.



Three Months Ended September 30,2000 Compared to Three Months Ended September 30, 1999.

      Total revenue, which is comprised of interest income, purchase discount earned, gains on bulk sale of notes, gain on sale of notes receivable originated, gain on sale of OREO, rental income and other income, increased by $1,017,726 or 18%, to $6,707,978 during the three months ended September 30, 2000, from $5,690,252 during the three months ended September 30, 1999.

      Interest income on notes receivable increased by $1,210,480 or 31%, to $5,142,778 during the three months ended September 30, 2000 from $3,932,298 during the three months ended September 30, 1999. The Company recognizes interest income on notes included in its portfolio based upon three factors:(i) interest on performing notes, (ii) interest received or committed with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from a 21% increase in the size of the portfolio to $ 242.4 million at September 30, 2000,from $200.5 million at September 30, 1999.

      Purchase discount earned decreased by $292,032 or 24%, to $909,735 during the three months ended September 30, 2000 from $1,201,767 during the three months ended September 30, 1999. This decrease reflected the growing proportion of the Company's portfolio comprised of performing loans purchased at smaller discounts than the non-performing high-discount loans historically purchased by the Company, which results in income being realized as interest rather than purchase discount, and increases in the reserves on older portfolio's held by the Company.

      Gain on bulk sale of notes receivable decreased by $20,690. There were no bulk loan sales during the three months ended September 30, 2000. The Company may consummate bulk sales of notes from time to time as may be economically advantageous.

      Gain on sale of notes originated by Tribeca increased by $60,303 or 187% to $92,523 during the three months ended September 30, 2000 from $32,220 during the three months ended September 30, 1999. This increase reflected an increase in note originated and sold by Tribeca during the three months ended September 30, 2000, compared to the three months ended September 30, 1999.

      Gain on sale of OREO increased by $127,291 or 272% to $174,175 during the three months ended September 30, 2000 from $46,884 during the three months ended September 30, 1999. This increase resulted primarily from new REO properties with higher value sold during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The Company sold 27 and 32 OREO properties respectively, during the three-month period ended September 30, 2000 and September 30, 1999.

      Rental income increased by $5,833 or 4% to $156,793 during the three months ended September 30, 2000, from $150,960 during the three months ended September 30, 1999. This increase primarily reflected the improved collection on past due rent, and increases in the annual rent charged during the three months ended September 30, 2000 as compared to the three months ended June 30, 1999. The Company had 59 and 79 properties held for rent during the three-month period ended September 30, 2000 and September 30, 1999 respectively.

      Other income decreased by $73,540 or 24%, to $231,974 during the three months ended September 30, 2000 from $305,514 during the three months ended September 30, 1999. This decrease reflected decreases in prepayment penalties resulting from the decrease in prepayments during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

      Total operating expenses increased by $1,295,586 or 22% to $7,112,337 during the three months ended September 30, 2000 from $5,816,751 during the three months ended September 30, 1999. Total operating expenses includes interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

      Interest expense increased by $984,434 or 26%, to $4,739,756 during the three months ended September 30, 2000, from $3,755,322 during the three months ended September 30, 1999. This increase resulted primarily from the increase in Senior Debt reflecting the acquisition of notes receivables. Total debt increased by $43.8 million or 25%, to $222.4 million as of September 30, 2000, from $178.5 million as of September 30, 1999. Total debt consists principally of Senior Debt, and also includes debentures, and financing agreements and loans from affiliates.

      Collection, general and administrative expenses increased by $205,834 or 11% to $2,072,169 during the three months ended September 30, 2000 from $1,866,335 during the three months ended September 30, 1999. Collection, general and administrative expense consists primarily of personnel expense, and all other collection expenses including OREO related expense, litigation expense, and miscellaneous collection expense.

        Personnel expenses increased by $271,696 or 35% to $1,038,949 during the three months ended September 30, 2000 from $767,253 during the three months ended September 30, 1999. This increase resulted largely from increases in staffing and the experience level of personnel in the Company's core business. All other collection expenses decreased by $65,862 to $1,033,220 during the three months ended September 30, 2000 from $1,099,082 during the three months ended September 30, 1999. This decrease reflected decreases in core operating expenses associated with reductions in corporate legal, office, computer consulting and supplies, and collection expenses primarily from decreased OREO activity, negotiated fixed litigation expenses and the growth of the Company's performing portfolio, which reduces collection expenses.

      Provisions for loan loss increased by $139,205 or 554% to $164,342 due primarily to an excess of losses associated with three portfolios over the estimated reserve for the three months ended September 30, 2000.

      Amortization of deferred financing costs decreased by $26,950 or 22% to $93,893 during the three months ended September 30, 2000, from $120,843 during the three months ended September 30, 1999. This decrease resulted from decreased prepayment collections, which lowered repayment of the senior debt during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

      Depreciation expense decreased by $6,937 or 14%, to $42,177 during the three months ended September 30, 2000, from $49,114 during the three months ended September 30, 1999.

      Operating loss increased by $277,859 to $404,358 during the three months ended September 30, 2000 from $126,499 during the three months ended September 30, 1999.

      During the three months ended September 30, 2000 there was no provision for income tax due to a loss carry-forward. During the three months ended September 30, 1999 there was no provision for income taxes due to a loss.

      Net loss increased by $277,859 to a net loss of $404,358 during the three months ended September 30, 2000 from a net loss of $126,499 during the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999.

      Total revenue, increased by $3,644,580 or 22%, to $19,876,192 during the nine months ended September 30, 2000, from $16,231,612 during the nine months ended September 30, 1999.

      Interest income on notes receivable increased by $4,081,035 or 38%, to $14,776,326 during the nine months ended September 30, 2000 from $10,695,291 during the nine months ended September 30, 1999. This increase resulted primarily from the growth in size of the portfolio due to the purchase of $91.7 million in high yielding performing notes acquired by the Company between October 1999 and September 2000,which was only partially offset by collections, prepayments, and loan sales.

      Purchase discount earned decreased by $656,916 or 19%, to $2,795,343 during the nine months ended September 30, 2000 from $3,452,259 during the nine months ended September 30, 1999. This decrease reflected the growing proportion of the Company's portfolio comprised of performing loans purchased at smaller discounts than the non-performing high-discount loans historically purchased by the Company, which results in income being realized as interest rather than purchase discount, and increases in reserves in maturing portfolios, which lower discount available to be earned during the nine months ended September 30, 2000.

      Gain on bulk sale of notes receivable decreased by $73,874 to $575,756 or 11% during the nine months ended September 30, 2000, from $649,630 during the nine months ended 1999. This decrease reflected a decrease in aggregate bulk sales during the nine months ended September 30, 2000, which was only partially offset by the greater proportional gain realization on the properties held during the nine months ended September 30, 2000. The Company sold $1.4 million of notes in sales during the nine months ended September 30, 2000 as compared $5.6 million during the nine months ended September 30, 1999.

      Gain on sale of notes originated by Tribeca increased by $63,495 or 49% to $193,643 during the nine months ending September 30, 2000 from $130,148 during the nine months ended September 30, 1999. This increase in note originated and sold by Tribeca during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

      Gain on sale of OREO increased by $159,956 or 85% to $348,970 during the nine months ended September 30, 2000, from $189,014 during the nine months ended September 30, 1999. The Company sold 54 OREO properties during the nine months ended September 30, 2000 and 79 OREO properties during the nine months ended September 30, 1999. This increase resulted primarily from new REO properties with higher value sold and the decision to sale certain rental properties where it was more advantageous to do so during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

       Rental income decreased by $98,931 or 16% to $512,574 during the nine months ended September 30, 2000, from $611,505 during the nine months ended September 30, 1999. This decrease reflected an increase in the number of rental properties sold where is was more advantageous to sale than to rent during the nine months ended September 30, 2000 as compared to the nine months ended September 30,1999. The Company had 59 and 79 properties held for rent during the nine months ended September 30, 2000 and September 30, 1999 respectively.

      Other income increased by $169,816 or 34%, to $673,581 during the nine months ended September 30, 2000 from $503,765 during the nine months ended September 30, 1999. This increase reflected increases in prepayment penalties, late charges, and modification fees resulting from the increase in size of the Company's portfolio and loan fees associated with Tribeca loans sold.

      Total operating expenses increased by $4,480,514 or 28%, to $20,377,446 during the nine months ended September 30, 2000, from $15,896,932 during the nine months ended September 30, 1999.

      Interest expense increased by $3,854,336 or 40%, to $13,527,550 during the nine months ended September 30, 2000 from $9,673,214 during the nine months ended September 30, 1999. This increase resulted primarily from the increase in Senior Debt reflecting the acquisition of $91 million in notes receivables and increases in costs of funds due to three increases in the prime rate. Costs of funds were 9.2% and 8.3% during the nine months ended September 30, 2000 and September 30, 1999. Total debt increased by $43.8 million or 25%, to $222.4 million as of September 30, 2000 from $178.5 million as of September 30, 1999. Total debt includes Senior Debt, debentures, and financing agreements and loans from affiliates.

      Collection, general and administrative expenses increased by $329,450 or 6%, to $6,031,234 during the nine months ended September 30, 2000 from $ 5,701,784 during the nine months ended September 30, 1999.

      Personnel expenses increased by $650,634 or 29%, to $2,877,838 during the nine months ended September 30, 2000 from $2,227,204 during the nine months ended September 30, 1999. The increase reflected the staffing and the experience level of personnel in the Company's core business during the nine months ended September 30, 2000. All other collection expenses decreased by $321,184 or 9% to $3,153,396 during the nine months ended September 30, 2000 from $3,474,580 during the nine months ended September 30, 1999. This decrease reflected decreases in core operating expenses associated with reductions in legal, office, computer consulting and supplies, and collection expenses primarily from decreased OREO activity, negotiated fixed litigation expenses and the growth of the Company's performing portfolio, which reduces collection expenses.

      Provisions for loan losses increased by $310,910 to $336,047 during the nine months ended September 30, 2000 from $25,137 during the nine months ended September 30, 1999. This was due primarily to an excess of losses associated with three portfolios over the estimated reserve during the nine months ended September 30, 2000.

      Amortization of deferred financing costs increased by $1,718 to $376,586 during the nine months ended September 30, 2000 from $378,304 during the nine months ended September 30, 1999.

      Depreciation expense decreased by $12,464 or 11%, to $106,029 during nine months ended September 30, 2000, from $118,493 during the nine months ended September 30, 1999. This decrease was due to an over-accrual of this expense during the nine-month ending September 30, 1999, which was subsequently corrected.

      Operating income decreased by $835,934 to a loss of $501,254 during the nine months ended September 30, 2000 from a gain of $334,680 during the nine months ended September 30, 1999.

      During the nine months ended September 30, 2000 and the nine months ended September 30,1999, there were no provisions for income taxes due to an operating loss.

      Net income decreased by $835,934 to loss of $501,254 during the nine months ended September 30, 2000 from a gain of $334,680 during the nine months ended September 30, 1999.

Liquidity and Capital Resources

          General. During the nine months ended September 30, 2000 the Company purchased 2,352 loans in twenty-four portfolios with an aggregate face value of $83.4 million at an aggregate purchase price of $73.2 million or 88% of face value and no OREO properties. During the nine months ended September 30, 1999 the Company purchased 2,130 loans in twenty portfolios with an aggregate face value of $78.7 million at an aggregate purchase price of $72.6 million or 92% of aggregate face value. The Company's portfolio acquisitions have been slower than anticipated during the nine months ended September 30, 2000 due to competitive conditions in the acquisition market. Nevertheless, the pace of acquisitions increased during the third quarter fueled by a large purchase of $32.3 million of performing and sub-performing loans from one vendor.

      The Company's portfolio of notes receivable at September 30, 2000 had a face value of $242.4 million and included net notes receivable of approximately $196.9 as compared with a face value of $200.4 million and net notes receivable of approximately $159.8 million as of September 30, 1999. Net notes receivable are stated at the amount of unpaid principal, net of purchase discount, allowance for loan losses. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or, where deemed to be economically advantageous, sale assets.

      During the nine months ended September 30, 2000, the Company used cash in the amount of $6,784,472 in its operating activities primarily for interest expense, and increased infrastructure in the Company's core business, litigation expense incidental to its ordinary collection activities and for the foreclosure and improvement of OREO. The Company used $30,503,064 in its investing activities, primarily reflecting purchases of notes receivable which purchases were offset by principal collections upon its notes receivable and proceeds from sales of OREO. The amount of cash used in operating and investing activities was funded by $36,256,105 of net cash provided by financing activities, including primarily, a net increase in Senior Debt of $73.7 million.
 The above activities resulted in a net increase in cash at September 30, 2000 over December 31, 1999 of $1,031,611.

      In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at September 30, 2000 and 1999, the Company held OREO recorded on the financial statements at $6.3 million and $9.3 million, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or fair market value. The Company estimates, based on third party appraisals and broker price opinions, that the OREO inventory held at September 30, 2000, in the aggregate, had a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $6.8 million. There can be no assurance,however, that such estimate is substantially correct or that an amount approximating such amount would actually be realized upon liquidation of such OREO. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it is economically beneficial to do so.

Cash Flow

      Substantially all of the assets of the Company are invested in its portfolios of notes receivable and OREO. Primary sources of the Company's cash flow for operating and investing activities are borrowings under its senior debt facilities, collections on notes receivable and gain on sale of notes and OREO properties.

      At September 30, 2000, the Company had unrestricted cash, cash equivalents and marketable securities of $7.0 million.

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

Financing Activities

      Senior Debt. As of September 30, 2000, the Company owed an aggregate of $219.8 million to the Lender of Senior Debt, under 93 loans.

      The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest at variable rates between 0%, and 2.00% over the prime rate. The accelerated payment provisions of the Senior Debt are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations ,be applied to reduce the Senior Debt, and the second requires a further amount to be applied toward additional principal reduction from available cash after scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the minimum scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow that is available to the Company.

      Certain of the Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The restricted cash is maintained in an interest bearing account, held by the Company's Senior Debt Lender. Restricted cash may be accessed by the Senior Debt Lender only upon the Company's failure to meet the minimum monthly payment due if collections from notes receivable securing the loan are insufficient to satisfy the installment due. Historically, the Company has not called upon these reserves. The aggregate balance of restricted cash in such accounts was $991,318 and $1,298,446 on September 30, 2000 and September 30, 1999 respectively.

      Total Senior Debt availability was approximately $250 million at September 30, 2000, of which approximately $186.2 million had been drawn down as of such date. Additionally the Senior Debt Lender has verbally informed the Company that it will not deem approximately $4 million of Senior Debt that it had syndicated to other banks as of such date as outstanding for purposes of determining availability under of Senior Debt. As a result, the Company has approximately $35 million available to purchase additional portfolios of notes receivable and OREO.

        The Company's Senior Debt Lender has provided Tribeca with a warehouse financing agreement of $2 million. At September 30, 2000, Tribeca had drawn down $2.0 million on the line.

      Harrison First Corporation 12% Debentures. In connection with the acquisition of a loan portfolio during 1995, the Company offered to investors $800,000 of subordinated debentures of which $555,000 were purchased. As of September 30, 2000 and December 31, 1999, $84,917 and $332,176, respectively,of these debentures were outstanding. The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum payable in quarterly installments. The principal is to be repaid over three years in ten equal quarterly installments of $22,200 which payments commenced on September 30, 1997 with the remaining balloon payment of $333,000 due September 30, 2000. The Harrison 1st 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio. The Company was due to make a balloon payment to pay off this debt, however $97,048 was refinanced with a few of the prior debenture holders, this debt will be repaid over eighteen months. The remaining balance to debentures holders was paid off with financing provided by the Company's Senior Debt Lender.

      OREO Line of Credit. The Company has a line of credit with the Senior Debt Lender permitting it to borrow a maximum of approximately $1,500,000 at a rate equal to such lender's prime rate plus two percent per annum. Principal repayment of the lines is due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the financing agreements as of September 30, 2000 and December 31, 1999, were $168,000 and $615,720 respectively. Advances made under the line of credit were used to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding financing agreements and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company, which the Company may be required to hold as rental property to maximize its return.

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

            Trial in this matter was held on the remaining claims during January 2000. At the conclusion of the trial, the Court orally ruled in favor of the Company and against PCC. On February 10, 2000, the Court entered judgment in favor of the Company and against PCC in the amount of $1.7 million plus interest from May 7, 1997. With interest, the amount due under the judgment is approximately $2 million as of February 10, 2000. The Company is currently in the process of attempting to collect the amount due under the judgment. The Company does not presently known if PCC has sufficient assets to satisfy the judgment. The Company has collected $ 60,000 towards this receivable as of September 30, 2000.

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

      On December 22, 1997, the Company, Tribeca and Mr. Axon filed an answer and counterclaim vigorously denying the allegations of the complaint. In addition, Tribeca filed a counterclaim alleging fraud and breach of contract against K. Prior to trial, the claims asserted by K against Mr. Axon were voluntarily dismissed. Trial on the remaining claims was conducted in April and May of 1999. Following the conclusion of K's case in chief, the court dismissed K's claims against the Company leaving open the remaining claims against Tribeca. On March 6, 2000, and June 26, 2000 the Court entered decision directing Tribeca to pay $ 20,000 to one creditor of K and dismissed all further claims against Tribeca. K Mortgage has requested the Court to reconsider its prior decision, however, on July 27, 2000 the Court denied the motion for reconsideration and marked the matter closed.

      Legal Fee Dispute. On October 28, 1997, Rosen, Dainow & Jacobs ("Rosen") filed a civil action against the Company in the Supreme Court of the State of New York, County of New York alleging failure by the Company to pay legal fees allegedly due Rosen. Rosen, now dissolved, had represented the Company in a federal trademark action that is no longer pending. Rosen withdrew from representation of the Company when James Jacobs, the lead attorney for the Company in the trademark action, joined a firm that was representing the Company's adversary in other matters. The complaint seeks $145,000 in damages. Trial in this matter commenced on October 22, 2000. During the course of the trial, the Company agreed to pay $55,000 to Rosen in full settlement of the matter and the case was dismissed. Pursuant to the settlement, the payment to Rosen is due November 24, 2000.

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

   4(a) 15% Convertible Subordinate Debentures. Previously filed with, and incorporated herein by reference to, the Company's Registration Statement on Form S-4, No 33-81948, filed with the Commission on November 24, 1994.
    (b) Warrants associated with principal repayment of the 15% Convertible Subordinated Debentures. Previously filed with, the Company's Registration Statement on Form S-4, No 33-81948, filed with the Commission on November 24, 1994.

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

  10(h) Loan Purchase Agreement dated December 31, 1998 between the Company and Thomas Axon, corporate General Parter. Previously filed with, and incorporated herein by reference to, the Company's Form 10K-SB, filed with the Commission on April 16, 1999.

  10(i) Promissory Note between Thomas J.Axon and the Company dated December 31, 1998. Filed with the Commission on December 31, 1998. Previously filed with, and incorporated herein by reference to, the Company's Form 10K-SB, filed with the Commission on April 16, 1999.

  10(j) Promissory Note between Steve Leftkowitz, board member, and the Company dated March 31, 1999. Filed with the Commission On March 30, 2000.

  10(k) Loan Purchase Agreement dated March 31, 1999 between the Company and Steve Leftkowitz, board member. Previously filed with and incorporated herein by reference to, the Company's Form 10K-SB. Filed with the Commission on March 30, 2000.

  11        Computation of earnings per share. Filed herewith.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2000             FRANKLIN CREDIT MANAGEMENT
                                    CORPORATION



                                    By:   THOMAS J.AXON
                                    -----------------------------
                                          Thomas J. Axon
                                          President and Chairman of the Board

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                      Date

SETH COHEN          Chief Executive Officer                  November 14, 2000
----------                                                   -----------------

Seth Cohen
(Principal executive officer)



JOSEPH CAIAZZO      Executive Vice President                 November 14, 2000
--------------                                               -----------------
Joseph Caiazzo      Chief Operating Officer and
                    Director



KIMBERLEY SHAW      Vice President, Chief Financial Officer  November 14, 2000
--------------                                               -----------------

Kimberley Shaw
(Principal Financial Officer)

Exhibit 11.

Computation of earnings per share third quarter 2000.

                              No. of Shares    Weight

   12/31/99 Common stock         5,916,527
                             ---------------    25%
                                 5,916,527              1,479,132

   03/31/00 Common stock         5,916,527
                             ----------------   25%
                                 5,916,527              1,479,132

   06/30/00 Common stock         5,916,527
                             ---------------    25%
                                 5,916,527               1,479,132

   09/30/00 Common stock         5,916,527
                              --------------    25%
                                 5,916,527               1,479,132




    Weighted average number of                          5,916,527
    shares

Earnings per Common share:
            Net Income             (501,254)             $   (.08)


Exhibit 11.

Computation of earnings per share third quarter 1999



                              No. of Shares      Weight

   12/30/98 Common stock        5,916,527
                             ----------------      25%
                                5,916,527                     1,479,132

   03/31/99 Common stock        5,916,527
                           ----------------        25%
                                5,916,527                     1,479,132

   06/30/99 Common stock        5,916,527
                            ---------------        25%        1,479,132
                                5,916,527

   09/30/99 Common stock        5,916,527
                            ----------------       25%
                                5,916,527                     1,479,132


   Weighted   average   number   of                           5,916,527
   shares

   Earnings per Common share:
       Net Income                         334,680               $   .06

