Form 10KSB
period 2000-12-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2001-04-02
CIK 831246

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

                         Commission file number 0-17771
                                                -------

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

     Issuer's revenues for its most recent fiscal year: $ 29,047,390

     As of March 15, 2001 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding. On that date, the aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the issuer was $1,952,454 (based on the average of the reported closing bid and ask price on such date).

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No .

     Transitional Small Business Disclosure Format: Yes         No  X

     Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 2000, are incorporated by reference into Part III.

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

     During 2000, the Company took advantage of market opportunities to increase its volume of loan acquisitions and pursued its strategy of acquiring primarily higher coupon, non-investment grade performing loans. As a result, the proportion of its portfolio comprised of such loans increased during 2000. The Company expects to continue this strategy, as well as increase both the pace and amount of acquisitions, during 2001.

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

     Since commencing operations in 1990, the Company has purchased, in aggregate, approximately 19,854 loans with a face value of approximately $554 million. Approximately $175 million, or 32%, of these loans were purchased from the Resolution Trust Company ("RTC") and, when the RTC ceased to function, the FDIC. The remaining $379 million of these loans were purchased from private institutions. The Company seeks to develop relationships with mortgage bankers, banks, and other specialty finance companies which may, through on-going purchase arrangements, provide additional sources of mortgage portfolios, individual mortgage assets and real estate assets.

     During the year ended December 31, 2000, the Company purchased 2,907 loans with an aggregate face value of $113 million at an aggregate purchase price of $96 million or 85% of face value. As of December 31, 2000, the Company's portfolio included approximately 8,129 loans with an aggregate face value of $255 million. An allowance for loan losses of approximately $24 million has been recorded against this face value. At December 31, 2000, approximately 88% of the Company's loan portfolio consisted of first mortgages, home equity/home improvement and second mortgages collateralized by real estate, 9% consisted of loans collateralized by other assets, and 3% consisted of unsecured loans. Although the Company attempts to collect on all loans in its portfolio, it is unlikely that the Company will be successful in collecting the full amount due for each loan in its portfolio. In addition, significant administrative and litigation expenses are often incurred in its collection efforts. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7. Financial Statements".

     Occasionally, the Company sells portfolios of performing and reperforming loans on a whole loan basis. During 2000, the Company sold 94 performing loans with an aggregate face value of $8 million, and 39 non-performing loans with an aggregate face value of $5 million. During 1999 the Company sold 130 performing loans with a face value of $5 million. The Company expects to continue this strategy, if favorable opportunities to do so continue to present themselves.

     As of December 31, 2000, the Company owed an aggregate of $231 million ("Senior Debt") to a bank (the "Senior Debt Lender"), which was incurred in connection with the purchase of, and is secured by, the Company's loan and OREO (Other Real Estate Owned) portfolios. In March 2000, in connection with continuing increases in the availability extended to the Company, the Company's Senior Debt agreement was amended to provide that interest on Senior Debt accrues at variable rates between 0% and 2.00% over a fixed rate of 8.75%. At December 31, 2000, the weighted average interest rate on Senior Debt was 9.16%. The Senior Debt Lender has advised the Company that as of December 31, 2000, there was $23 million of Senior Debt available to be used by the Company to purchase additional portfolios of mortgage loans. The continued willingness of the Senior Debt Lender to provide funding is a critical component of the Company's acquisition strategy, although there can be no assurance that such willingness will continue.

     The Company employs standardized in-house servicing procedures in the acquisition, origination, and collection of loans. The Company is divided into five operating departments, which are described below:

     Acquisition Department. The Acquisition Department divided into a bulk purchase unit, which is responsible for acquisitions in excess of $1 million and a flow facility, which is responsible for acquisitions less than $1 million. The Acquisition Department identifies opportunities to purchase portfolios of mortgage loans, performs due diligence, and assists in the integration of the acquired assets into the Company's existing portfolio. The due diligence process, with respect to loan purchases, includes an analysis of the majority of loans in a portfolio, evaluating, among other things, lien position and value of collateral, debt-to-income ratios, the borrower's creditworthiness, employment stability, years of home ownership, education, credit bureau reports and mortgage payment history. The Acquisition Department generally conducts on-sight reviews of the loan files comprising the portfolio, and where appropriate performs an on-site evaluation of the seller's loan servicing department. This process often provides the Company additional information critical to properly evaluating the portfolio. The information derived from due diligence is compared to the Company's historical statistical data base, and coupled with the Company's cumulative knowledge of the sub-prime mortgage industry enables the Acquisition Department to project a collection strategy and estimate the collectibility and timing of cash flows with respect to each loan. Based upon this information, the Acquisition Department prepares a bid, which meets the Company's established pricing and yield guidelines. When loans are acquired the Acquisition Department, with the assistance of the Management Information Systems staff ("MIS"), monitors the electronic transfer of loan data into the Company's data management system.

     Service Department. The Service Department manages the Company's performing loans and seeks to provide quality service to customers and secure full payment of the total face value and accrued charges, by monitoring monthly cash receipts, maintaining customer relations and, where appropriate, entering into extension and modification agreements. The Service Department is responsible for the maintenance of real estate tax and insurance escrow accounts. Service Department members continuously review and monitor the status of collections and individual loan payments in order to proactively identify and solve potential collection problems as well as identify potential loans for sale to third parties or refinance though Tribeca. Upon acquisition of loan portfolios, the Service Department, in conjunction with
     MIS: (i) issues introductory letters with information regarding the change of ownership of the loan, payment information and a toll-free Company information telephone number; (ii) conducts internal audits of newly acquired loans to identify and address any disputes or problems relating to the accounting for these loans; and (iii) issues an audit letter advising the borrower of the outstanding balance, last payment date and remaining term of the loan. As of December 31, 2000, the Service Department managed approximately 6,667 loan accounts, with a total principal outstanding balance of approximately $212 million.

     Legal Department. The Legal Department manages and monitors the progress of defaulted loans requiring a legal action or other loss mitigation strategy. These loans are identified and referred by the Acquisition or Service Departments to the Legal Department, which prepares an analysis of each loan to determine a litigation or collection strategy to maximize the size and speed of recovery and minimize costs. This strategy is based upon the individual borrowers' past payment history, ability to pay, collateral lien position and current value of the collateral. The Legal Department sets the collection strategy, negotiates settlements, modification and forbearance agreements, and when appropriate retains outside counsel, manages their costs, and monitors ensuing litigation to insure the optimal recovery of the remaining principal and interest balance. The Legal Department monitors each defaulted loan through the foreclosure process, recovery of a money judgment or other settlement, and continues to monitor recovery of deficiency balances after a foreclosure has been completed. As of December 31, 2000, the Legal Department managed approximately 1,462 loans, with a total principal outstanding balance of approximately $ 43 million.

     Real Estate Department. The Real Estate Department manages all properties in order to preserve their value, realize rental income and insure that maximum returns are realized upon sale. The Real Estate Department is responsible for both the sale of OREO as well as for OREO that are held as rental properties until such time as an economically beneficial sale can be arranged. As Of December 31, 2000, the Real Estate Department managed approximately 104 OREO properties, of which 47 were rental properties. The Company seeks to rent those properties for which it believes it can realize a higher return from such rental than from the value expected to be realized in the sale of the property.

     Subprime Residential Lending. Tribeca provides first and second mortgages to individuals interested in refinancing performing loans in the Company's existing database. Tribeca focuses on developing an array of niche products to fulfill needs such as rehabilitation, high loan to value ("LTV"), sub-prime, non-conforming and second mortgages. Loans are originated by a retail sales force, which utilizes telemarketers to generate leads from the Company's database of serviced loans. The majority of loans are expected to be warehoused until the inventory reaches the critical mass needed to maximize profits through bulk sales in the secondary market. Tribeca's staff processes, underwrites and closes all loans in its own name.

     During 2000, Tribeca originated 118 mortgages with an aggregate principal balance of $8.2 million. During 1999, Tribeca originated 31 mortgages with an aggregate principal balance of $2.5 million.

     Tribeca Loan Origination Volume for 2000

                        FHA        1st Mortgage      2nd Mortgage      Total
     Face Value         0          $6,720,887        $1,571,367        $8,292,254
     Loans              0          79                39                118

     FORMATION OF THE COMPANY. The Company was organized in Delaware in 1990, by Thomas J. Axon, and Frank B. Evans, Jr., for the purpose of acquiring consumer loan portfolios from the RTC and the FDIC. In March 1993, the Company completed the private placement of $2,000,000 of 15% Debentures (the "15% Debentures") and warrants for the purchase of the Company's Common Stock, the proceeds of which were used to acquire interests in loan portfolios and for operations. In December 1994, the Company merged with Miramar Resources, Inc., a public oil and gas company organized in Delaware that had emerged from bankruptcy proceedings on December 6, 1993. In January 1995, the Company completed the private placement of $705,000 of 12% Debentures (the "12% Debentures"), the proceeds of which were used to fund the acquisition of a loan portfolio, including amounts advanced by stockholders, service existing debt obligations and for general working capital. Additionally, in late 1995, the Company completed the private placement of $555,000 of 12% Debentures (the "Harrison 1st Debentures"), the proceeds of which were used to fund the acquisition of an additional loan portfolio. Prior to 1995 the Company purchased all portfolios through funds raised through limited partnerships. In 1995, nearly all of the remaining limited partnership interests were purchased by the Company.

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

     The market for subprime loan origination is also highly competitive. Tribeca competes with savings banks, mortgage brokers, and wholesale originators for the origination of mortgages. Among the largest of these competitors are First Union, NationsBank, FHB, Household Financial Service and Champion Mortgage. Many of Tribeca's competitors possess greater financial resources, longer operating histories, and lower costs of capital than Tribeca. Competition for mortgage originations is based upon marketing efforts, loan processing capabilities, funding capacity, loan product desirability and the ability to sell the loans for a premium in the secondary market.

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

     CUSTOMERS. The Company's revenue is derived from interest and purchase discount recognized from the collection of loans, origination fees, rental income, gains recorded from the bulk sale of performing, non-performing and originated loans to banks and other financial institutions, and the result recorded from the sale of OREO. The Company's borrowers are a diverse population and no single borrower represents a significant portion of the Company's loans. The Company will sell bulk portfolios of performing and non-performing loans, when such sales are economically beneficial to the Company. As of March 30, 2001, there has been two bulk sales of loans during 2001 for an aggregate face value of $6.5 million. While the Company has previously been successful in marketing loan portfolios, which it has sold, and believes there are sufficient buyers for its products, there can be no assurance that the Company will be able to successfully market loan portfolios in the future.

     Suppliers. The Company acquires its loans through a variety of sources including private and public auctions, negotiated sales, ongoing purchase agreements, and joint-bids with other institutions. The supply of assets available for purchase by the Company is influenced by a number of factors including knowledge by the seller of the Company's interest in purchasing assets, the general economic climate, financial industry regulation, and new loan origination volume. While the Company continues to pursue additional sources for purchasing assets, there can be no assurance that existing and future sources will provide sufficient opportunities for the Company to purchase assets at favorable prices. Prior to 1996 the RTC, and the FDIC, represented the source of the majority of the Company's loan purchases. During the past year, two institutions supplied the Company with 44% all of its portfolio acquisitions, as measured by purchase price. The Company's sources of loan acquisition have varied from year to year and the Company expects that this will continue to be the case. During the year the Company created a niche for itself purchasing small individual loans from various sources. During the year the Company created a niche for itself purchasing individual assets, or pools of assets under a million dollars from various sources. The Company believes that this market is under served and may open up additional opportunities to establish relationships with a continuous supply of loans that would not be available through periodic bulk purchases.

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

     TILA requires a written statement showing an annual percentage rate of finance charges and requires that other information be presented to debtors when consumer credit contracts are executed. RESPA requires written disclosure concerning settlement fees and charges, mortgage-servicing transfer practices and escrow or impound account practices. It also prohibits the payment or receipt of "kickbacks" or referral fees in connection with the performance of settlement services. The Fair Credit Reporting Act requires certain disclosures to applicants concerning information that is used as a basis for denial of credit. HMDA requires collection and reporting of statistical data concerning the loan transaction. ECOA prohibits discrimination against applicants with respect to any aspect of a credit transaction on the basis of sex, marital status, race, color, religion, national origin, age, derivation of income from public assistance programs, or the good faith exercise of a right under the Federal Consumer Credit Protection Act. The Fair Housing Act prohibits discrimination in mortgage lending on the basis of race, color, religion, sex, handicap, familial status or national origin.

     The interest rates which the Company may charge on its loans are subject to state usury laws, which specify the maximum rate, which may be charged to consumers. In addition, both federal and state truth-in-lending regulations require that the Company disclose to its borrowers prior to execution of the loans all material terms and conditions of the financing, including the payment schedule and total obligation under the loans. The Company believes that it is in compliance in all-material respects with such regulations.

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

     Employees. As of December 31, 2000, the Company had 78 full-time employees, including 7 in the Acquisitions Department, 26 in the Service Department, 8 in the Legal Department, 3 in the Real Estate Department, 5 in the Accounting Department, 4 in the MIS Department, 7 clerical employees, 8 managerial employees, and 10 employees in Tribeca.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

     Properties. The Company owns a 6,600 square foot office condominium unit located on the Sixth Floor of Six Harrison Street, New York, New York, which houses its principal offices. See "Item 12. Certain Relationships and Related Transactions." In addition, the Company leases approximately 6,400 square feet of office space at 99 Hudson Street, New York, New York, which houses the Service Department as well as the Accounting Department. The lease expires on January 31, 2009 and is at an average approximate annual rent of $123,000. In November of 2000 the Company sub-leased additional office space located on the Fifth Floor of Six Harrison Street, New York, which now houses Tribeca Lending. The lease expires on September 1, 2004 and is at an average approximate annual rent of $48,300.

     OREO Properties. The Company owns OREO in various parts of the country that were acquired through acquisition or foreclosure. The vast majority of these properties are coops and condos, with the remainder being comprised of single-family homes and commercial property. The Company acquires or forecloses on property primarily with the intent to sell such property at a profit, or rents the property until an economically beneficial sale can be made. If such a decision is made then a further investment in the property, in the form of repairs and improvements, may be necessary. Any improvements to OREO property are evaluated independently and decisions are made based on whether the additional investment would generate an additional return.

ITEM 3.  LEGAL PROCEEDINGS

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

     Trial in this matter was held on the remaining claims during January 2000. At the conclusion of the trial, the Court orally ruled in favor of the Company and against PCC. On February 10, 2000, the Court entered judgment in favor of the Company and against PCC in the amount of $1.7 million plus interest from May 7, 1997. With interest, the amount due under the judgment is approximately $2 million as of February 10, 2000. The Company is currently in the process of attempting to collect the amount due under the judgment. The Company does not presently known if PCC has sufficient assets to satisfy the judgment. The Company has collected $ 60,000 towards this receivable, as of December 31, 2000 the current value of these loans is not currently known.

     Legal Fee Dispute. On October 28, 1997, Rosen, Dainow & Jacobs ("Rosen") filed a civil action against the Company in the Supreme Court of the State of New York, County of New York alleging failure by the Company to pay legal fees allegedly due Rosen. Rosen, now dissolved, had represented the Company in a federal trademark action that is no longer pending. Rosen withdrew from representation of the Company when James Jacobs, the lead attorney for the Company in the trademark action, joined a firm that was representing the Company's adversary in other matters. The complaint seeks $145,000 in damages. Trial in this matter commenced on October 22, 2000. During the course of the trial, the Company agreed to pay $55,000 to Rosen in full settlement of the matter and the case was dismissed. Pursuant to the settlement, the payment to Rosen was made on November 24, 2000.

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

*ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information. The Company's Common Stock is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq") under the symbol "FCSC" since December 26, 1996 and "FCMC" from December 30,1994 until such date.

     The following table sets forth the bid prices for the common stock on Nasdaq Bulletin Board, for the periods indicated trading during these periods was limited and sporadic. Therefore, the following quotes may not accurately reflect the true market value of the securities. Such prices reflect inter-dealer prices without retail markup or markdown or commissions and may not represent actual transactions. Information for 2000 and 1999 was compiled from information representing the daily inter-dealer bid activity during the period.

                              2000 Bid                   1999 Bid
                              --------                   --------
                          High          Low           High       Low
                          ----          ---           ----       ---
First Quarter            $0.75       $ 0.55         $1.125     $0.75
Second Quarter           $0.75       $ 0.75         $ 1.75     $0.75
Third Quarter            $0.45       $0.375         $ 1.75     $0.55
Fourth Quarter           $0.50       $0.375         $ 1.00     $0.55

     As of March 30, 2001, there were approximately 525 record holders of the Company's Common Stock.

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

     Loan and OREO Acquisitions. During the year ended December 31, 2000 ("fiscal 2000") the Company purchased 2,907 loans consisting primarily of second mortgages, with an aggregate face value of $113 million at an aggregate purchase price of $96 million or 85% of the face value compared with the purchase during the year ended December 31, 1999 ("fiscal 1999") of 2,368 loans consisting primarily of second mortgages, with an aggregate face value of $96 million at an aggregate purchase price of $88 million or 92% of the face value. Acquisition of these portfolios was fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee.

     The Company believes these acquisitions of high yielding coupon loans will result in substantial increases in the level of interest income during future periods. Payment streams are generated once the loans are incorporated into the Company's loan tracking system.

     Management intends to continue to expand the Company's earning asset base through the acquisition of additional portfolios including performing and non-performing real estate secured loans. The Company believes that its current infrastructure is adequate to service additional loans without any material increases in expenses.

     Cost of Funds. The increases in the prime rate during 2000, from 8.5% to 8.75%, and 9.00% in February and March respectively, increased the benchmark rate for the costs of funds on Senior Debt used to fund loan portfolio acquisitions. As of December 31, 2000, the Company had Senior Debt outstanding under 94 loans with an aggregate principal balance of $231 million. References herein to the Company's Senior Debt Lender or lending arrangements refer to such lender. Additionally the Company has financing agreements, which had an outstanding balance of $2,021,334 at December 31, 2000.

     The majority of the loans purchased by the Company bear interest at a fixed rate, while the Senior Debt is at a variable rate. Consequently, changes in market interest rate conditions have caused direct corresponding changes in interest expense. The Company and its Senior Debt Lender agreed to a fixed base rate on Senior Debt of 8.75% with a premium of between 0% and 2.00% over the fixed rate on all Senior Debt for the 12-month period April 1, 2000 through March 31, 2001. Increases, during this period in the prime rate did not negatively impact the net income of the Company. The weighted average interest rate on borrowed funds for the Senior Debt based on the balances as of December 31, 2000 and December 31, 1999 was 9.16% and 9.0%, respectively.

     The impact of inflation on the Company's operations during both fiscal 2000 and 1999 was immaterial.

RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Total revenue, comprised of interest income, purchase discount earned, gains recognized on the bulk sale of notes, gain on sale of repossessed collateral, gain on sale of OREO, gain on sale of loans originated, rental income and other income, increased by $6,595,730 or 29%, to $29,047,390 during fiscal 2000, from $22,451,660 during fiscal 1999.

     Total revenue as a percentage of notes receivable in the Company's portfolio as of the last day of the fiscal year, net of allowance for loan losses and joint venture participation during fiscal 2000 was 12.6% as compared with 12.2% during fiscal 1999. Interest income on notes receivable increased by $5,383,891 or 35%, to $20,873,504 during fiscal 2000 from $15,489,613 during fiscal 1999. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from the purchase of $113 million of performing loans during 2000, which increased the size of the Company's outstanding portfolio of notes receivable by 24%. The increase in the growth in size of the Company's portfolio lagged behind the increase in interest income primarily due to prepayments and principal collections.

     Purchase discount earned decreased by $480,309 or 11%, to $3,788,034 during fiscal 2000 from $4,268,343 during fiscal 1999. The decrease in purchase discount earned reflected a maturing of the Company's portfolio, the increased purchase price to purchase primarily performing loans, reserve increases, and foreclosures of loans in the Company's portfolio, which converts the purchase discount into potential gain or loss on sale of OREO when the property is sold. The Company believes that the aggregate sales proceeds on its OREO portfolio will exceed the lower of cost or market value at which it is recorded resulting in a gain on sale.

     Gains from the bulk sale of loans increased by $1,055,499 or 170%, to $1,675,107 during fiscal 2000 from $619,608 during fiscal 1999. This increase reflected the sale of $8 million in performing loans purchased from a single source, which did not meet the Company's yield criteria and which sale generated a gain of approximately $800,000. The Company sold approximately $13.0 million in face value notes receivable during 2000 as compared to $5.0 million during 1999.

     Gain on sale of originated notes by Tribeca increased by $120,741 or 77%, to $276,911 during 2000 from $156,170 during fiscal 1999. This increase is due to higher quality loans sold for a greater margin during 2000 as compared to 1999. Tribeca had loan sales of $5.3 million during 2000 as compared to $7.0 millions of loans during 1999.

     Gain on sale of OREO increased by $388,939 or 125% to $700,939 during fiscal 2000 from $ 312,000 during fiscal 1999. The increase resulted from the appreciation in value in the Company's rental portfolio, as well as the increase in value in the real estate in our portfolio. The Company sold 90 OREO properties during 2000 as compared to 121 OREO properties during 1999.

     Rental income decreased by $92,804 or 12% to $672,748 during fiscal 2000, from $765,552 during fiscal 1999. This decrease reflected a decrease in the number of OREO rental properties held at December 31, 2000 to 47 from 94 at December 31, 1999.

     Other income increased by $219,774 or 26%, to $1,060,147 during fiscal 2000 from $840,374 during fiscal 1999. The increase was due primarily to increases in prepayment penalties and late charges resulting from the 24% growth in the size of the portfolio and increased loan fees from originations by Tribeca.

     Total operating expenses increased by $6,156,915 or 28% to $28,476,727 during fiscal 2000 from $22,319,812 during fiscal 1999. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, service fees, amortization of loan commitment fees and depreciation expense.

     Interest expense increased by $4,969,386 or 36%, to $18,781,532 during fiscal 2000 from $13,812,146 during fiscal 2000. This increase resulted primarily from the increase in debt reflecting the Company's 25% increase of notes receivable. Total debt increased by $47 million or 25%, to $233 million as of December 31, 2000 as compared with $186 million as of December 31, 1999. Total debt includes Senior Debt, debentures, financing agreements and loans from affiliates.

     Collection, general and administrative expenses increased by $816,807 or 11% to $8,514,742 during fiscal 2000 from $7,697,934 during fiscal 1999.
     The primary components of collection, general and administrative expense are personnel expense, OREO related expense, litigation expense, office expense, and collection expense.

     Personnel expenses increased by $1,045,384 or 35%, to $4,028,669 during fiscal 2000 from $2,983,285 during fiscal 1999. This increase resulted from growth in the size of the Company's legal and servicing staff, changes in key upper-management positions along with increases in commission expense due to an increase in originations in Tribeca. OREO related expenses decreased by $4,371 to $1,262,506 during fiscal 2000 from $1,262,506 during fiscal 1999. Litigation expenses decreased by $390,303 or 36%, to $704,611 during fiscal 2000 from $1,094,914 during fiscal 1999. This decrease was due primarily to decreased expenses for corporate litigation (see Item 3. Legal Proceedings), and increased efforts to recover asset protection legal fees through legal settlement. Office expenses increased by $55,817 or 12%, to $ 531,631 during fiscal 2000 from $475,814 due to an increase in office space for Tribeca on the fifth floor of 6 Harrison Street. Other general and administrative expenses increased $110,280 or 6% to $1,987,324 during fiscal 2000 from $1,877,044 during fiscal 1999. This increase resulted primarily from increased travel for marketing, due diligence, increased audit and tax preparation fees due to the increase in the number of subsidiary companies.

     Provisions for loan losses increased by $272,302 or 196%, to $411,005 during fiscal 2000 from $138,703 during fiscal 1999. This increase was primarily due to reserve increases and new REO's in portfolio's, which no longer have purchase discount left to be earned. Bad debt expense expressed as a percentage of face value of notes receivable as of the last day of such years for fiscal 2000 and fiscal 1999 were approximately 0.16% and 0.07%, respectively. Provisions for loan losses are incurred as soon as the valuation of the asset diminishes and there is no unamortized discount remaining associated with that asset.

     Amortization of deferred financing costs increased by $94,827 or 18%, to $619,892 during fiscal 2000 from $525,065 during fiscal 1999. This increase resulted primarily from the growth in size of the portfolio, increased prepayments, collections, and an increase in the number and dollar amount of assets and sold, which sales generally accelerate the amortization of financing costs. On December 31, 2000 and December 31, 1999, deferred financing costs, as a percentage of Senior Debt outstanding was 1.05 % and 1.09%, respectively.

     Depreciation expense increased by $3,592 or 2%, to $149,556 during fiscal 2000 from $145,964 during fiscal 1999. This increase resulted primarily from the construction of new Tribeca office space, and the purchase of computer equipment.

     The Company's operating income increased by $438,815 to $570,663 during fiscal 2000 from $131,848 during fiscal 1999 for the reasons set forth above.

     During 2000, and 1999 there was no provision for income taxes due to loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     General. During fiscal 2000 the Company purchased 2,907 loans with an aggregate face value of $113 million at an aggregate purchase price of $96 million or 85% of the face value. During fiscal 1999, the Company purchased 2,368 loans with an aggregate face value of $96 million at an aggregate purchase price of $88 million or 92% of face value. This increase reflected the Company's focus of acquiring high yielding coupon loans, and the increased activity to cultivate additional business.

     Liquidity. The Company's portfolio of notes receivable at December 31, 2000, had a face value of $255 million and included net notes receivable of approximately $208 million. Net notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or sale if it is economically advantageous to do so.

     During fiscal 2000, the Company used cash in the amount of $10.3 million in its operating activities primarily for interest expense, overhead, ordinary litigation expense incidental to its collections and for the foreclosure and improvement of OREO. The Company used $35.5 million in its investing activities, which reflected primarily the use of $95.7 million for the purchase of note receivable offset by principal collections of its notes receivable of $43.6 million and proceeds from sales of OREO of $7.5 million. Net cash provided by financing activities of $47 million was primarily from an increase in Senior Debt of $98 million. The above activities resulted in a net increase in cash at December 31, 2000 over December 31, 1999 of $1,196,779.

     In the ordinary course of its business, the Company accelerates its foreclosures of real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at December 31, 2000 and 1999, the Company held OREO recorded in the financial statements at $5.3 million and $7.7 million, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or fair market value. The Company believes that the OREO inventory held at December 31, 2000 has a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $5.9 million based on market analyses of the individual properties less the estimated closing costs. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it is economically beneficial to do so.

     Operating Expenses of Tribeca. During 2000, Tribeca incurred a reduced operating loss of $166,000. This loss stemmed from a lack of sufficient closing and loans sales to cover overhead cost. The Company funded the start-up of Tribeca with $1.1 million of proceeds from the refinancing of two loan portfolios through its Senior Debt Lender. Additionally, such lender has provided Tribeca with a warehouse financing agreement of $2 million. Tribeca began originating mortgages on September 1, 1997. There can be no assurances that Tribeca will earn a profit in the future, however, management believes that Tribeca's existing cash balances, credit lines, and anticipated cash flow from operations will provide sufficient working capital resources for Tribeca's anticipated operating needs. During the year Tribeca negotiated with it's Warehouse lender to allow Tribeca to roll its financing agreements into senior debt once the financing agreement balance hit a critical mass of $2 million dollars. This has allowed Tribeca to hold its loans longer and possibly maximize profits through bulk sales in the secondary market.

CASH FLOW FROM OPERATING AND INVESTING ACTIVITIES

     Substantially all of the assets of the Company are invested in its portfolios of notes receivable. The Company's primary source of cash flow for operating and investing activities is collections on notes receivable and gains on sale notes and OREO properties.

     At December 31, 2000, the Company had unrestricted cash, cash equivalents and marketable securities of $7.2 million. A portion of the Company's available funds may be applied to fund acquisitions of companies or assets of companies in complementary or related fields. Although the Company from time to time engages in discussions and negotiations, it currently has no agreements with respect to any particular acquisition. This may cause the Company to incur additional capital expenditures, outside the acquisitions of additional notes receivable.

CASH FLOW FROM FINANCING ACTIVITIES

     Senior Debt. As of December 31, 2000, the Company owed an aggregate of $231 million to the Senior Debt Lender, under 94 loans.

     The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for contractual interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest at a fixed rate of 8.75% with a premium of between 0% and 2.00% over the base rate. The accelerated payment provisions are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a further amount to be applied toward additional principal reduction from available cash after scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the contractual scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow, which is available to the Company.

     In February 2001, the Company negotiated with its Senior Debt Lender a modification to the Senior Debt obligation, pursuant to which the Senior Debt Lender has provided the Company with a cash advance of $825,000 per month for the year. Management believes that this modification may reduce irregular periods of cash flow shortages arising from operations. Management believes that sufficient cash flow from the collection of notes receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of notes receivable, the bulk sale of performing loan portfolios, sales and rental of OREO, continued modifications to the secured debt credit agreements or additional borrowing, to repay the current liabilities arising from operations and to repay the long term indebtedness of the Company.

     Certain of the Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The restricted cash is maintained in an interest bearing account, with the Company's Senior Debt Lender. Restricted cash may be accessed by the Senior Debt Lender only upon the Company's failure to meet the contractual monthly payment due if collections from notes receivable securing the loan are insufficient to satisfy the installment due. Historically, the Company has not called upon these reserves. The aggregate balance of restricted cash in such accounts was $932,574 on December 31, 2000 and $387,972 on December 31, 1999. The increase in restricted cash at December 31, 2000 was due to cash deposits returned to restricted cash during 2000 that were previously used in December 1999 as deposits on portfolio bids.

     Total Senior Debt funding capacity was $250 million at March 29, 2001 of which approximately $231 million had been drawn down as of such date. Additionally the Senior Debt Lender has verbally informed the Company that it will not deem approximately $4 million of Senior Debt that it had syndicated to other banks as of such date as outstanding for purposes of determining availability under the Senior Debt Facility. As a result, the Company has approximately $23 million available to purchase additional portfolios of notes receivable.

     In April 2000, the Company's Senior Debt agreement was amended to provide that the interest rate on Senior Debt incurred to finance portfolio acquisitions between after April 1,2000 and March 31, 2001 will be 8.75%. At December 31, 2000, the weighted average interest rate on Senior Debt was 9.16%.

     The Company's Senior Debt Lender has provided Tribeca with a warehouse financing agreement of $2 million. At December 31, 2000, Tribeca had drawn down $1.8 million on the line.

     Harrison First Corporation 12% Debentures. In connection with the acquisition of a loan portfolio during 1995, the Company offered to investors $800,000 of subordinated debentures of which $555,000 were issued. As of December 31, 2000 and 1999, $72,525 and $332,976,
     respectively, of these debentures were outstanding. The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum and were payable in quarterly installments. The principal was repaid over three years in ten equal quarterly installments of $22,200 which payments commenced on September 30, 1997 with the remaining balloon payment of $333,000 due June 30, 2000. On June 30, 2000 the Company made a balloon payment of $232,952 funded (through the incurrence of Senior Debt) and agreed with the holders of $97,048 of 12% Debentures to the extension of payment of such principal amount to December 31, 2001. The Harrison 1st 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

     Financing Agreement. The Company has a financing agreement with the Senior Debt Lender permitting it to borrow a maximum of approximately $1,500,000 at a rate equal to the bank's prime rate plus two percent per annum. Principal repayment of the line is due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the financing agreement as of December 31, 2000 and December 31, 1999, were $117,600 and $615,720 respectively. Advances made under the financing agreement were used to satisfy senior lien positions and fund capital improvements on certain real estate assets owned by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding financing agreement. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company, which the Company may be required to hold as rental property to maximize its return.

ITEM 7.  FINANCIAL STATEMENTS


     See the financial statements and notes related thereto, beginning on page F-1, included elsewhere in this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

PART III

INFORMATION WITH RESPECT TO ITEMS 9, 10, 11, 12 AND ON FORM 10KSB IS SET FORTH IN THE DEFINITIVE PROXY STATEMENT, WHICH WILL BE FILED WITHIN 120 DAYS OF DECEMBER 31, 2000, THE COMPANY'S MOST RECENT FISCAL YEAR. SUCH INFORMATION IS INCORPORATED HEREIN BY REFERENCE.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

ITEM 10.  EXECUTIVE COMPENSATION


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION


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

       10(d) Employment Agreement dated December 4, 1996, between the Company and Joseph Caiazzo. Previously filed with, and incorporated herein by reference to, the Company 10KSB, filed with the Commission on March 31,1997.

       10(e) Agreement dated March 29, 1997 between the Company and the Citizens Banking Company. Filed with the Commission. Previously filed with, and incorporated herein by reference to, the Company 10QSB, filed with the Commission on May 15,1997.

       10(f) Loan and Real Estate Purchase Agreement dated September 17,1998 by and among Franklin credit Management Corporation and Home Gold Financial Inc. f/k/a Emergent Mortgage Corp. Previously filed with, and incorporated herein by reference to, the Company's 8-K, filed with the Commission on November 23, 1998.

       10(g) Form of Subscription Agreement and Investor Representation, dated as of September 8,1998 between the Company and certain subscribers. Filed with the Commission. Previously filed with, and incorporated herein by reference to, the Company's 8-K, filed with the Commission on November 23, 1998.

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

       10(j) Promissory Note between Steve Leftkowitz, board member, and the Company dated March 31,1999. Previously filed with, and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on March 30, 2000.

       10(k) Loan Purchase Agreement dated March 31,1999 between the Company and Steve Leftkowitz, board member. Previously filed with, and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on March 30, 2000.

       10(l) Employment Agreement dated July 17, 2000 between the Company and Seth Cohen. Filed herewith.

       11            Earnings per Share. Filed herewith.

                                   SIGNATURES


         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2001              FRANKLIN CREDIT MANAGEMENT
                                   CORPORATION



                                   By:      THOMAS J. AXON
                                      ------------------------------------
                                            Thomas J. Axon
                                            Chairman


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                               Date

SETH COHEN                          President, Chief Executive Officer              March 30, 2001
---------------                                                                     ---------------
Seth Cohen
(Principal executive officer)


JOSEPH CAIAZZO                      Executive Vice President, Chief Operating       March 30, 2001
--------------                                                                      --------------
Joseph Caiazzo                      Officer, Secretary and Director
(Secretary)


KIMBERLEY SHAW                      Vice President, Chief Financial Officer         March 30, 2001
--------------                                                                      --------------
Kimberley Shaw                      (Principal financial and accounting officer)

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS


                                                                      PAGE

INDEPENDENT AUDITORS' REPORT                                           F-1

FINANCIAL STATEMENTS FOR THE YEARS ENDED
   DECEMBER 31, 2000 AND 1999:

   Consolidated Balance Sheets                                         F-2

   Consolidated Statements of Income                                   F-3

   Consolidated Statements of Stockholders' Equity                     F-4

   Consolidated Statements of Cash Flows                               F-5

   Notes to Consolidated Financial Statements                      F-6 - F-23

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Franklin Credit Management Corporation and Subsidiaries

We have audited the consolidated balance sheets of Franklin Credit Management Corp. and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



March 23, 2001

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

ASSETS                                                                  2000                1999

CASH AND CASH EQUIVALENTS                                          $   7,212,346       $   6,015,567

RESTRICTED CASH                                                          932,574             387,972

NOTES RECEIVABLE:
  Principal                                                          255,055,677         206,262,651
  Purchase discount                                                  (23,392,400)        (18,449,141)
  Allowance for loan losses                                          (24,086,322)        (22,185,945)
                                                                   -------------       -------------

           Net notes receivable                                      207,576,955         165,627,565

LOANS HELD FOR SALE                                                    8,670,691           3,288,568

ACCRUED INTEREST RECEIVABLE                                            3,396,405           2,425,358

OTHER REAL ESTATE OWNED                                                5,290,053           7,699,468

OTHER RECEIVABLES                                                      1,934,443           2,827,301

DEFERRED TAX ASSET                                                     3,481,002           3,408,903

OTHER ASSETS                                                           1,442,687           1,155,097

BUILDING, FURNITURE AND FIXTURES  - Net                                  868,471             884,903

DEFERRED FINANCING COSTS- Net                                          2,429,661           2,016,394
                                                                   -------------       -------------

TOTAL ASSETS                                                       $ 243,235,288       $ 195,737,096
                                                                   =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                            $   2,932,611       $   3,098,648
  Financing agreements                                                 2,021,334             791,075
  Notes payable                                                      231,050,485         185,019,806
  203(k) rehabilitation escrows payable                                    2,186              18,691
  Subordinated debentures                                                 72,525             332,976
  Notes payable, affiliates and stockholders                             146,835             109,350
  Deferred tax liability                                               3,561,061           3,488,962
                                                                   -------------       -------------

           Total liabilities                                         239,787,037         192,859,508
                                                                   -------------       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 10,000,000 authorized shares;
    issued and outstanding: 5,916,527                                     59,167              59,167
  Additional paid-in capital                                           6,985,968           6,985,968
  Accumulated deficit                                                 (3,596,884)         (4,167,547)
                                                                   -------------       -------------

           Total stockholders' equity                                  3,448,251           2,877,588
                                                                   -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 243,235,288       $ 195,737,096
                                                                   =============       =============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                    2000            1999
REVENUES:
  Interest income                               $20,873,504      $15,489,613
  Purchase discount earned                        3,788,034        4,268,343
  Gain on sale of notes receivable                1,675,107          619,608
  Gain on sale of notes originated                  276,911          156,170
  Gain on sale of other real estate owned           700,939          312,000
  Rental income                                     672,748          765,552
  Other                                           1,060,147          840,374
                                                -----------      -----------

                                                 29,047,390       22,451,660
                                                -----------      -----------
OPERATING EXPENSES:
  Interest expense                               18,781,532       13,812,146
  Collection, general and administrative          8,514,742        7,697,934
  Provision for loan losses                         411,005          138,703
  Amortization of deferred financing costs          619,892          525,065
  Depreciation                                      149,556          145,964
                                                -----------      -----------

                                                 28,476,727       22,319,812
                                                -----------      -----------

NET INCOME                                      $   570,663      $   131,848
                                                ===========      ===========

NET INCOME  PER COMMON SHARE:
  Basic                                         $      0.10      $      0.02
                                                ===========      ===========

  Dilutive                                      $      0.10      $      0.02
                                                ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                     5,916,527        5,916,527
                                                ===========      ===========

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                             ADDITIONAL
                                      COMMON STOCK            PAID-IN        ACCUMULATED
                                      ------------
                                  SHARES        AMOUNT        CAPITAL          DEFICIT           TOTAL
BALANCE, JANUARY 1, 1999        5,916,527      $ 59,167      $6,985,968      $(4,299,395)      $2,745,740


  Net Income                                                                     131,848          131,848
                                ---------      --------      ----------      -----------       ----------

BALANCE, DECEMBER 31, 1999      5,916,527        59,167       6,985,968       (4,167,547)       2,877,588


  Net Income                                                                     570,663          570,663
                                ---------      --------      ----------      -----------       ----------

BALANCE, DECEMBER 31, 2000      5,916,527      $ 59,167      $6,985,968      $(3,596,884)      $3,448,251
                                =========      ========      ==========      ===========       ==========


See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                 2000               1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $    570,663       $    131,848
  Adjustments to reconcile income (loss) to net cash used in operating activities:
    Gain on sale of notes receivable                                           (1,675,107)          (619,608)
    Gain on sale of other real estate owned                                      (700,939)          (312,000)
    Depreciation                                                                  149,556            145,964
    Amortization of deferred financing costs                                      619,892            525,065
    Purchase discount earned                                                   (3,788,034)        (4,268,343)
    Provision for loan losses                                                     411,005            138,703
    Changes in assets and liabilities:
      (Increase)  in accrued interest receivable                                 (971,047)          (500,757)
      Decrease (increase) in other receivables                                    892,858         (1,595,634)
      (Increase) decrease in other assets                                        (287,590)           298,061
      (Increase) decrease in loans held for sale                               (5,382,123)         2,411,009
      (Increase) decrease in accounts payable and accrued expenses               (166,037)           152,577
      Increase (decrease) in notes payable, affiliates and stockholders            37,485            (71,779)
      (Decrease) in 203(k) rehabilitation escrows payable                         (16,505)           (53,695)
                                                                             ------------       ------------

           Net cash used in operating activities                              (10,305,923)        (3,618,589)
                                                                             ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in restricted cash                                         (544,602)           715,474
  Purchase of notes receivable                                                (95,738,251)       (88,461,011)
  Principal collections on notes receivable                                    43,610,229         36,954,321
  Joint venture participation                                                          --            260,473
  Acquisition and loan fees                                                    (1,405,446)        (1,045,180)
  Foreclosures on real estate                                                  (4,776,609)        (4,272,222)
  Reclassification of notes receivable for foreclosures                         4,993,298          2,297,823
  Proceeds from sale of other real estate owned                                 7,522,394          6,900,502
  Proceeds from sale of notes receivable                                       10,974,326          4,322,678
  Purchase of building, furniture and fixtures                                   (133,125)          (279,355)
                                                                             ------------       ------------

           Net cash used in investing activities                              (35,497,786)       (42,606,497)
                                                                             ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                  98,024,623         92,706,737
  Principal payments of notes payable                                         (51,993,943)       (39,914,188)
  Proceeds from financing agreements                                            8,296,532          2,696,043
  Payments on financing agreements                                             (7,066,273)        (8,102,771)
  Principal payments of subordinated debentures                                  (260,451)          (265,074)
                                                                             ------------       ------------

           Net cash provided by financing activities                           47,000,488         47,120,747
                                                                             ------------       ------------

NET INCREASE IN CASH                                                            1,196,779            895,661
CASH, BEGINNING OF YEAR                                                         6,015,567          5,119,906
                                                                             ------------       ------------

CASH, END OF YEAR                                                            $  7,212,346       $  6,015,567
                                                                             ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash payments for interest                                                 $ 18,116,762       $ 12,518,563
                                                                             ============       ============
  Cash  payments (receipts) for taxes                                        $     43,584       $     65,563
                                                                             ============       ============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999


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

      RETIREMENT PLAN - The Company has a defined contribution retirement plan (the "Plan") covering all full-time employees who have completed one month of service. Contributions to the Plan are made in the form of payroll deductions based on employees' pretax wages. Currently, the Company offers a company match of 50% of the first 3% of the employees' contribution.

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

      RECENT PRONOUNCEMENTS - Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

2.    NOTES RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

      Notes receivable consists principally of real estate mortgage as of December 31, 2000 and 1999 and are classified as follows:

                                    2000               1999

Real estate secured             $ 239,860,880      $ 183,501,093
Consumer unsecured                  7,171,016          9,463,179
Mobile homes                        5,601,175         11,327,459
Other                               2,422,606          1,970,920
                                =============      =============
                                  255,055,677        206,262,651

Less:
  Purchase discount               (23,392,400)       (18,449,141)
  Allowance for loan losses       (24,086,322)       (22,185,945)
                                -------------      -------------
                                $ 207,576,955      $ 165,627,565
                                =============      =============

      As of December 31, 2000, contractual maturities of classified notes receivables net of the allowance for loan losses were as follows:

YEAR ENDING                                                   AMOUNT
DECEMBER 31,
      2001                                                 $ 37,323,641
      2002                                                   33,239,010
      2003                                                   29,651,223
      2004                                                   16,835,220
      2005                                                   14,049,329
Thereafter                                                   82,971,875
                                                           ------------
                                                           $214,070,298
                                                           ============


      Excluded from the contractual maturities reflected above are the notes receivable acquired during the last two weeks of 2000 with $23,400,000 of aggregate principal balances, net of allowance for loan losses. Management is in the process of performing the analyses to determine the final discount allocation and the initial determination of the allowance for loan losses associated with these purchases that are necessary to develop the related contractual maturities of the underlying notes receivable.

      It is the Company's experience that a portion of the notes receivable portfolio may be renewed or repaid before contractual maturity dates. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections. During the years ended December 31, 2000 and 1999, cash collections of principal amounts totaled approximately $43,600,000 and $36,950,000, respectively, and the ratios of these cash collections to average principal balances were approximately 18.8% and 19.5%, respectively.

      Changes in the allowance of loan losses for the years ended December 31, 2000 and 1999 are as follows:

                                                            2000              1999
Balance, beginning                                     $ 22,185,945      $ 22,168,345
Initial allowance allocated on purchased portfolio        2,264,703         1,929,165
Loans charged to allowance                                 (775,331)       (2,050,268)
Provision for loan losses                                   411,005           138,703
                                                       ------------      ------------
Balance, ending                                        $ 24,086,322      $ 22,185,945
                                                       ============      ============

      At December 31, 2000 and 1999, principal amounts of notes receivable included approximately $56,000,000 and $60,000,000, respectively, of notes for which there was no accrual of interest income. At December 31, 2000, approximately $23,400,000 of such notes at principal amounts relates to recent portfolio acquisitions whose performance and collection classification by management was in the process of being determined.

      The following information relates to impaired notes receivable which include all nonaccrual loans as of and for the year ended December 31, 2000 and 1999:


                                                     2000            1999
Total impaired notes receivable                   $56,069,711     $60,383,787
                                                  ===========     ===========
Allowance for loan losses related to impaired
  notes receivable                                $20,117,598     $19,225,925
                                                  ===========     ===========
Average balance of impaired notes receivable
  during the year                                 $56,997,519     $59,496,713
                                                  ===========     ===========
Interest income recognized                        $ 1,801,068     $ 1,502,136
                                                  ===========     ===========

      In the normal course of business, the Company restructures or modifies terms of notes receivable to enhance the collectibility of certain notes that were impaired at the date of acquisition and were included in certain portfolio purchases.

3.    BUILDING, FURNITURE AND FIXTURES

      At December 31, 2000 and 1999, building and improvements, and furniture and equipment consisted of the following:

                                     2000           1999

Building and improvements         $  907,890     $  874,238
Furniture and equipment              603,336        503,864
                                  ----------     ----------
                                   1,511,226      1,378,102
Less accumulated depreciation        642,755        493,199
                                  ----------     ----------
                                  $  868,471     $  884,903
                                  ==========     ==========

4.    NOTES PAYABLE

      Notes payable consists primarily of loans made to the Company from a bank ("Senior Debt Lender") to acquire portfolios of notes receivable. The Company has a credit facility with the Senior Debt Lender. The facility provides the Company with the ability to borrow up to an aggregate of $250,000,000 at rates ranging from prime to prime plus 2.00% per annum. As a result, the Company has approximately $23 million available to purchase additional portfolios of notes receivable. All notes payable are secured by a security interest in the notes receivable, payments to be received under the notes and the underlying collateral securing the notes. As of December 31, 2000 and 1999, the Company had 94 and 73 loans outstanding to its Senior Debt Lender with an aggregate principal balance of $230,760,549 and $184,713,345, respectively. The loans accrue interest at various interest rates. The principal balances and interest rates are as follows:

                                                                                     2000               1999

8.75% Fixed 2000 and Prime 1999        (2000: 8.75% and 1999: 8.50% )           $ 121,054,427       $ 62,538,304
0.50% over fixed and over prime        (2000: 9.00% and 1999: 9.00% )               2,426,260         85,315,787
1.00% over fixed and prime             (2000: 9.75% and 1999: 9.50% )              83,561,379          4,297,986
1.75% over fixed and prime             (2000: 10.50% and 1999: 10.25%)             23,153,762         31,886,316
2.00% over fixed and prime             (2000: 10.75% and 1999:10.50%)                 564,721            674,952
                                                                                -------------      -------------
                                                                                $ 230,760,549      $ 184,713,345
                                                                                =============      =============

       The above financing agreements also provide for additional monthly principal reduction based on cash collections received by the Company.

       The remaining note payable consists of a bank loan made to the Company to acquire its principal offices. The note payable is secured by the principal offices. As of December 31, 2000 and 1999, the Company had a note payable of $289,937 and $306,461, respectively, which accrues interest at 8.93%.

       Certain agreements require that a non-interest bearing cash account be established at the closing of the loan and may require additional deposits based on a percentage of monthly collections up to a specified dollar limit. The aggregate balance of restricted cash at December 31, 2000 and 1999 was $932,574 and $387,972, respectively.

       Substantially all of the Company's outstanding financing with respect to its notes receivable portfolio acquisition activities is provided by the Senior Debt Lender.

       Aggregate maturities of all long-term debt at currently effective principal payment requirements, including subordinated debentures (Note
       6), financing agreements (Note 8) and notes payable, affiliates and stockholders (Note 7), at December 31, 2000 are as follows:


                                                                                       NOTES
         YEAR ENDING               NOTES            SUBORDINATED       FINANCING      PAYABLE,
         DECEMBER 31,             PAYABLE           DEBENTURES        AGREEMENTS     AFFILIATE               TOTAL
         2001                 $   15,975,595      $     72,525       $ 2,021,334     $ 146,835       $    18,216,289
         2002                     16,172,125            -            -               -                    16,172,125
         2003                     75,501,551            -            -               -                    75,501,551
         2004                     76,257,417            -            -               -                    76,257,417
         2005                     28,542,539            -            -               -                    28,542,539
         Thereafter               18,601,258            -            -               -                    18,601,258

                              ---------------     ------------       -----------     ---------       ----------------
                             $   231,050,485     $      72,525      $ 2,021,334      $ 146,835       $    233,291,179
                              ===============     ============       ===========     =========       ================

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

6.    SUBORDINATED DEBENTURES

       In connection with the acquisition of a notes receivable portfolio during 1995, the Company offered $800,000 in subordinated debentures. The debentures bear interest at a rate of 12% per annum payable in quarterly installments. The principal was payable over 3 years in 10 equal quarterly installments of $22,200 commencing September 30, 1997 with the remaining balance of $310,800 payable on June 30, 2000. On June 30, 2000, the Company made a balloon payment of $232,952 funded (through the incurrence of senior debt) and agreed with the holder of $97,048 of 12% debentures to the extension of payment of such principal amount to December 31, 2001, at December 31, 2000 $72,525 of the extended debenture remains payable.

       The debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinate to a note payable with a December 31, 2000 balance of $3,141,276 encumbering the notes receivable portfolio.

7.    NOTES PAYABLE, AFFILIATES AND STOCKHOLDERS

       Notes payable, affiliates and stockholders consist of the following at December 31, 2000 and 1999:


                                                                    2000        1999
Note payable to a company affiliated through certain common
  ownership due on demand, with interest payable monthly at a
  rate of 8.5% per annum                                          $  8,772     $109,350

Note payable to a company affiliated through certain common
  ownership due on demand, with interest payable monthly at a
  rate of 8.5% per annum                                           138,063         --
                                                                  --------     --------
                                                                  $146,835     $109,350
                                                                  ========     ========

8.    FINANCING AGREEMENTS

       The Company has a financing agreement with a bank. The agreement provides the Company with the ability to borrow a maximum of $1,500,000 at a rate equal to the bank's prime rate plus two percent per annum. The credit facility is to be utilized through a series of loans made to purchase the underlying collateral of certain nonperforming real estate secured loans. Principal repayment of each resulting loan is due six months from the date of each advance and interest is payable monthly. As of December 31, 2000 and 1999, $117,600 and $615,721, respectively, are outstanding on this credit facility.

       The financing agreement is secured by a first priority security interest in the notes receivable, the individual real estate that may be purchased, payments to be received under the notes receivable, an unconditional suretyship by one of the stockholders of the Company, and collateral securing the notes of certain loan portfolios.

       Further, in 1998, the Company opened a financing agreement with a bank. The agreement provides the Company with the ability to borrow a maximum of $150,000 at a rate equal to the bank's prime rate plus one percent per annum. As of December 31, 2000, and 1999, $127,014 and $136,134,
       respectively, are outstanding on the financing agreement.

       The Company also has a warehouse financing agreement with another bank. It provides the Company with the ability to borrow a maximum of $2,000,000 at a rate equal to the bank's prime rate plus 2.00%. This credit facility is to be utilized for the purpose of originating mortgage loans. As of December 31, 2000 and 1999, $1,776,720 and $39,220,
       respectively, are outstanding on the financing agreement.

9.    INCOME TAX MATTERS

       The components of income tax provision (benefit) for the years ended December 31, 2000 and 1999 are as follows:

                                        2000            1999
                                        ----            ----
Current provision:
  Federal                            $      --         $    --
  State and local                           --              --
                                     ---------         -------

                                            --              --
                                     ---------         -------
Deferred provision (benefit):
  Federal                              216,899              --
  State and local                       68,480              --
                                     ---------         -------
                                       285,379
                                     ---------
Valuation allowance                   (285,379)             --
                                     ---------         -------
Provision (benefit)                  $      --         $    --
                                     =========         =======


       A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 35% to income before income tax expense) to the provision for income taxes in the statements of income for the years ended December 31, 2000 and 1999 follows:

                                                                 2000               1999
                                                                 ----               ----
Tax (benefit) determined by applying U.S. statutory rate
  to income (loss)                                            $ 194,025         $  46,147
Increase (decrease) in taxes resulting from:
  State and local income taxes, net of Federal benefit           68,480            11,741
Meals and Entertainment (net of adjustments)                     22,874            (4,736)
Valuation allowance                                            (285,379)          (51,017)
Other items, net                                                     --            (2,135)
                                                              ---------         ---------
                                                              $      --         $      --
                                                              =========         =========

       A valuation allowance has been established for a portion of the deferred tax asset because management could not assert that it is more likely than not that, the total benefit of the deferred tax asset will be realized. The tax effects of temporary differences that give rise to significant components of deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:


                                                                       2000               1999
                                                                       ----               ----
Deferred liabilities:
  Purchase discount                                                $ 3,561,061         $ 3,488,963
  Joint venture participation                                               --                  --
                                                                   -----------         -----------

           Gross deferred tax liabilities                          $ 3,561,061         $ 3,488,963
                                                                   ===========         ===========

Deferred tax assets:
  Inventory, repossessed collateral                                $    84,881         $   402,261
  Special charge on purchased loans                                    598,205             649,847
  Net operating loss carryforward                                    2,643,234           3,632,296
  Bad Debt Reserve                                                   1,195,104           1,249,426
                                                                   -----------         -----------

           Gross deferred tax assets                                 4,521,424           5,933,830

  Less valuation allowance                                          (1,040,422)         (2,524,927)
                                                                   -----------         -----------

           Deferred tax assets - net of valuation allowance        $ 3,481,002         $ 3,408,903
                                                                   ===========         ===========

         The Company has net operating loss carryforwards of approximately $5,623,902 for Federal income tax purposes, available to reduce future taxable income. Such net operating loss carryforwards begin to expire in 2001.

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

       During 1999, the Company granted 25,000 options to the Vice President of Loan Administration. During 2000, the Company granted 532,500 options to six members of the Company's Board of Directors and 532,500 options to various management employees within the Company. Also during 2000, 140,000 options were forfeited by the Company's prior Chief Financial Officer.

       The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized. Had compensation cost been determined upon the fair value of the stock options at the grant date consistent with the method of FAS 123, the Company's 2000 and 1999 net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table that follows. The following pro forma effect on net income
       (loss) 2000 and 1999 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1997.

                                                                        2000               1999
                                                                        ----               ----
Net income (loss) - as reported                                    $   570,663        $   131,848
Net income (loss) - proforma                                           426,847            120,028

Net income (loss) per common share - basic - as reported                  0.10               0.02
Net income (loss) per common share - basic - pro forma                    0.07               0.01
Net income (loss) per common share - dilutive - as reported               0.10               0.02
Net income (loss) per common share - dilutive - pro forma                 0.07               0.01

       The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000:

Dividend yield                             0 %
Volatility                               241 %
Risk-free interest rate                   3.62
Weighted average expected lives        3 years

       Transactions in stock options under the Plan are summarized as follows:

                                                                WEIGHTED
                                                                AVERAGE
                                                                EXERCISE
                                                  SHARES         PRICE
Options outstanding at January 1, 1999           306,000         $1.56

Granted                                           25,000         $1.56
Exercised                                             --            --
Expired                                          (11,000)           --
                                                --------         -----

Options outstanding at December 31, 1999         320,000         $1.56

Granted                                          532,500         $0.75
Exercised                                             --            --
Forfeitured                                     (140,000)        $1.56
Expired                                               --            --
                                                --------         -----

Options outstanding at December 31, 2000         712,500         $1.00
                                                ========         =====

       As of December 31, 2000 and 1999, 712,500 and 320,000 options are exercisable.

11.   SALE OF NOTES RECEIVABLE WITH RECOURSE

       In June 1996, the Company sold notes receivable with a net carrying value of approximately $5,400,000 for approximately $6,400,000 to the Company's primary lender and retained the servicing rights. Such loans were sold with recourse. The recourse provision amounted to approximately $600,000 and provides that the Company either buy back or replace a note with a note that is approximately equivalent to the outstanding principal and accrued interest should the note receivable become sixty days past due. At December 31, 2000 and 1999, the remaining obligation under the recourse provision is approximately $425,000. In addition, the buyer of the notes has the right to proceed to foreclose on the delinquent note and, after sale of the collateral, require the Company to pay any deficiency balance on the note.

       In June 1997, the Company sold notes receivable with a net carrying value of approximately $3,900,000 for approximately $4,900,000 to the Company's primary lender and retained the servicing rights. Such loans were sold with recourse. The recourse provision amounted to approximately $500,000 and provides that the Company either buy back or replace a note with a note that is approximately equivalent to the outstanding principal and accrued interest should the note receivable become sixty days past due. At December 31, 2000 and 1999, the remaining obligation under the recourse provision was approximately $48,183 and $262,000, respectively. In addition, the buyer of the notes has the right to proceed to foreclose on the delinquent note and, after sale of the collateral, require the Company to pay any deficiency balance on the note. The Company recognized a gain of approximately $920,000 on this sale.

       As of December 31, 2000 and 1999, unpaid balances of mortgage loans serviced for others were $3,580,347 and $5,175,000, respectively. Mortgage loans serviced for others are not included in the Company's consolidated balance sheet.

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

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

                                                      2000               1999
                                                      ----               ----
REVENUES:
  Interest income                                 $20,292,305        $15,163,658
  Purchase discount earned                          3,788,034          4,268,343
  Gain on sale of notes receivable                  1,675,107            619,608
  Gain on sale of other real estate owned             700,939            312,000
  Rental income                                       672,748            765,552
  Other                                             1,039,037            828,585
                                                  -----------        -----------

                                                   28,168,170         21,957,746
                                                  -----------        -----------

OPERATING EXPENSES:
  Interest expense                                 18,489,548         13,519,865
  Collection, general and administrative            7,859,020          7,108,484
  Provision for loan losses                           370,674            113,191
  Amortization of deferred financing costs            593,624            496,182
  Depreciation                                        118,901             96,597
                                                  -----------        -----------

                                                   27,431,767         21,334,319
                                                  -----------        -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES AND NET INCOME (LOSS)                     $   736,403        $   623,427
                                                  ===========        ===========

MORTGAGE BANKING

                                                                  2000                  1999
                                                                  ----                  ----
REVENUES:
  Interest income                                           $     581,199         $     325,955
  Gain on sale of notes originated                                276,911               156,170
  Other                                                            21,110                11,789
                                                            -------------         -------------
                                                                  879,220               493,914
                                                            -------------         -------------

OPERATING EXPENSES:
  Interest expense                                                291,984               292,281
  Collection, general and administrative                          655,722               589,450
  Provision for Loan Loss                                          40,331                25,512
  Amortization of deferred financing costs                         26,268                28,883
  Depreciation                                                     30,655                49,367
                                                            -------------         -------------
                                                                1,044,960               985,493
                                                            -------------         -------------

LOSS BEFORE PROVISION FOR INCOME
  TAXES AND NET LOSS                                        $    (165,740)        $    (491,579)
                                                            =============         =============

CONSOLIDATED ASSETS:
  Portfolio asset acquisition and resolution assets         $ 233,728,060         $ 192,140,894
  Mortgage banking assets - Tribeca                             9,507,228             3,596,202
                                                            -------------         -------------

Consolidated assets                                         $ 243,235,288         $ 195,737,096
                                                            =============         =============

TOTAL ADDITIONS TO BULIDING, FURNITURE
AND FIXTURES:
   Portfolio asset acquisition and resolution assets        $      68,419         $     257,738
   Mortgage banking assets                                         64,706                21,617
                                                            -------------         -------------
Consolidated additions to building,
   furniture and fixtures                                   $     133,125         $     279,355
                                                            =============         =============

CONSOLIDATED REVENUE:
   Portfolio asset acquisition and resolution assets        $  28,168,170         $  21,957,746
   Mortgage banking assets                                        879,220               493,914
                                                            -------------         -------------
   Consolidated Revenue                                     $  29,047,390         $  22,451,660
                                                            =============         =============

CONSOLIDATED NET INCOME (LOSS):
    Portfolio asset acquisition and resolution asset        $     736,403         $     623,427
    Mortgage banking assets                                      (165,740)             (491,579)
                                                            -------------         -------------
    Consolidated Net Income (Loss)                          $     570,663         $     131,848
                                                            =============         =============

13.   CERTAIN CONCENTRATIONS

       Geographic Concentrations of Notes Receivable - Approximately 25% of the Company's secured consumer real estate notes receivable are with customers in the northeastern region of the U.S. Such real estate notes receivable are collateralized by real estate with a concentration in this region. Accordingly, the collateral value of a substantial portion of the Company's real estate notes receivable and real estate acquired through foreclosure is susceptible to changes in market conditions. In the event of sustained adverse economic conditions, it is possible that the Company could experience a negative impact in its ability to collect on existing loans, or liquidate foreclosed assets in this region which could impact the Company's related loan loss estimates.

       Financing - Substantially all of the Company's existing debt and available credit facilities are with one financial institution. The Company's purchases of new portfolios is contingent upon the continued availability of these credit facilities.

14.   COMMITMENTS AND CONTINGENCIES

       Employment Agreement - Effective March 25, 1996, the Company entered into a five-year employment agreement with its Chief Operating Officer. The agreement provides for, among other things, a stipulated base salary, and a bonus of up to 3.5% of the Company's net income in excess of $500,000.

       Effective July 17, 2000, the Company entered into a three-year employment agreement with its Chief Executive Officer. The agreement provides for, among other things, a stipulated base salary, and a bonus of up to 10% of the Company's net income in excess of $500,000.

       Operating Leases - Certain secondary office and file space is leased under an operating lease. The lease commenced on December 1, 1998 and expires on November 30, 2007. New office space leased during 2000 is leased under an operating lease. The lease commenced on September 30, 2000 and expires on September 1, 2004. The combined future minimum lease payments for are as follows:

                               2001        $  193,124
                               2002           196,020
                               2003           198,974
                               2004           198,974
                         Thereafter           457,019
                                           ----------
                                           $1,244,111
                                           ==========

       Other Legal Actions - The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's financial statements.

15.   RELATED PARTY TRANSACTIONS

       On March 31, 1999, Mr. Steven W. Leftkowitz, a board member and stockholder, purchased from the Company without recourse a note held by the Company. The consideration given included a note for $270,000 of indebtedness to the Company. In addition, the Company recognized a gain of $72,566.

       The note bears interest at a rate of 8% per annum payable monthly and is secured by a mortgage on real estate and is due May 31, 2001, but can be extended at his option to November 30, 2001. The Company believes that the terms of the sale of the note were similar to those available to the Company in arm's-length transactions.

       During 1999, Mr. Axon provided the Company's Senior Debt Lender with a $350,000 personal guarantee in connection with the financing of the acquisition by the Company of certain high LTV loans. Mr. Axon is being compensated on the outstanding balance of this guarantee at the rate of -1/4% per annum which the Company believes is no greater than would be payable to an outside guarantor.

       During 2000, Mr. Axon, the Company's Chairman purchased from the Company a New York condominium held by the Company in its OREO inventory available for sale. The consideration included the issuance by Mr. Axon of a note to the Company in the amount of $165,000. The note bears interest at a rate of 8% per annum, is secured by the condominium property, and is due together with all accrued interest and other charges on January 30, 2001 the note was extended by Mr. Axon for one year. The Company believes that the terms of the sale were at least as advantageous to the Company as those available from an arm's-length purchaser.

16.   SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

       The table below sets forth selected unaudited financial information for each quarter of the last two years.[OBJECT OMITTED]

                                           1ST QUARTER         2ND QUARTER        3RD QUARTER         4TH QUARTER
                                           -----------         -----------        -----------         -----------
2000

Revenue                                    $ 6,498,458         $ 6,669,756        $ 6,707,978         $ 9,171,198
Operating expenses                           6,619,278           6,645,831          7,112,337           8,099,281
                                           -----------         -----------        -----------         -----------

Income (Loss) before benefit for
 income taxes and net income (loss)        $  (120,820)        $    23,925        $  (404,359)        $ 1,071,917
                                           ===========         ===========        ===========         ===========

Income (Loss)  per common share
     Basic                                 $     (0.02)        $      0.00        $     (0.07)        $      0.18
                                           ===========         ===========        ===========         ===========
     Diluted                               $     (0.02)        $      0.00        $     (0.07)        $      0.18
                                           ===========         ===========        ===========         ===========

1999

Revenue                                    $ 5,156,188         $ 5,385,172        $ 5,690,252         $ 6,220,048
Operating expenses                           4,938,348           5,141,833          5,816,751           6,422,880
                                           -----------         -----------        -----------         -----------

(Loss) income before benefit
for income income taxes and
net (loss) income                          $   217,840         $   243,339        $  (126,499)        $  (202,832)
                                           ===========         ===========        ===========         ===========

   (Loss) income per common share
     Basic                                 $      0.04         $      0.04        $     (0.02)        $     (0.03)
                                           ===========         ===========        ===========         ===========
     Diluted                               $      0.04         $      0.04        $     (0.02)        $     (0.03)
                                           ===========         ===========        ===========         ===========


17.   SUBSEQUENT EVENTS

       Subsequent to year-end, the Company has purchased approximately $13,900,000 in notes receivable at a cost of approximately $11,800,000.

                                     ******