Form 10QSB
period 2001-03-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2001-05-15
CIK 831246

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 10-QSB


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2001

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _____________ to ______________

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

As of May 15, 2001 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding.

                     FRANKLIN CREDIT MANAGEMENT CORPORATION


                                   FORM 10-QSB

                                 March 31, 2001


                                 C O N T E N T S

PART I.  FINANCIAL INFORMATION                                                              PAGE
                                                                                            ----
Item 1   Financial Statements

         Consolidated Balance Sheets March 31, 2001 (unaudited) and December 31, 2000         3

         Consolidated Statements of Income (unaudited) for the three months ended
                March 31, 2001 and March 31, 2000                                             4

         Consolidated Statements of Stockholders' Equity (unaudited) for the three
               Months ended March 31, 2001 and 2000                                           5

         Consolidated Statements of Cash Flows (unaudited) for the three months ended
               March 31, 2001 and March 31, 2000                                              6

         Notes to consolidated Financial Statements (unaudited)                            7-10

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                        11-17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                   18

Item 2.  Changes in Securities                                                               19

Item 4.  Submission of Matters to a Vote of Security Holders                                 19

Item 5.  Other Information                                                                   19

Item 6.  Exhibits and Reports on Form 8-K                                                    20

SIGNATURES                                                                                   21

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001(UNAUDITED) AND DECEMBER 31, 2000
-------------------------------------------------------------------------------

ASSETS                                                                       3/31/01            12/31/00
                                                                           UNAUDITED
CASH AND CASH EQUIVALENTS                                                $   8,741,972      $   7,212,346

RESTRICTED CASH                                                                930,245            932,574

NOTES RECEIVABLE:
  Principal                                                                251,970,828        255,055,677
  Purchase discount                                                        (23,400,311)       (23,392,400)
  Allowance for loan losses                                                (23,151,616)       (24,086,322)
                                                                         -------------      -------------

           NET NOTES RECEIVABLE                                            205,418,901        207,576,955

LOANS HELD FOR SALE                                                         11,760,582          8,670,691

ACCRUED INTEREST RECEIVABLE                                                  3,303,730          3,396,405

OTHER REAL ESTATE OWNED                                                      5,424,552          5,290,053

OTHER RECEIVABLES                                                            1,542,257          1,934,443

DEFERRED TAX ASSET                                                           3,481,002          3,481,002

OTHER ASSETS                                                                 1,726,734          1,442,687

BUILDING, FURNITURE AND FIXTURES - Net                                         898,699            868,471
DEFERRED FINANCING COSTS- Net                                                2,474,191          2,429,661
                                                                         -------------      -------------
TOTAL ASSETS                                                             $ 245,702,865      $ 243,235,288
                                                                         =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                                  $   3,156,009      $   2,932,611
  Financing agreements                                                       3,143,579          2,021,334
  Notes payable                                                            232,119,614        231,050,485
  203(k) rehabilitation escrows payable                                                             2,186
  Subordinated debentures                                                       60,655             72,525
  Notes payable, affiliates and stockholders                                   101,650            146,835
  Deferred tax liability                                                     3,561,061          3,561,061
                                                                         -------------      -------------
           TOTAL LIABILITIES                                               242,142,568        239,787,037
                                                                         -------------      -------------


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 10,000,000 authorized shares; issued
    and outstanding: 5,916,527 and 5,916,527                                    59,167             59,167
  Additional paid-in capital                                                 6,985,968          6,985,968
  Accumulated deficit                                                       (3,484,838)        (3,596,884)
                                                                         -------------      -------------
           TOTAL STOCKHOLDERS' EQUITY                                        3,560,297          3,448,251
                                                                         -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 245,702,865      $ 243,235,288
                                                                         =============      =============



See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
-------------------------------------------------------------------------------

                                                 31-Mar-01      31-Mar-00
REVENUES:
  Interest income                              $ 6,106,173     $ 4,895,700
  Purchase discount earned                         945,735         981,513
  Gain on sale of notes receivable                 461,664          75,756
  Gain on sale of notes originated                  66,419          49,645
  Gain on sale of other real estate owned          151,275          87,187
  Rental income                                    110,987         187,780
  Other                                            322,771         220,877
                                               -----------     -----------
                                                 8,165,024       6,498,458
                                               -----------     -----------
OPERATING EXPENSES:
  Interest expense                               5,316,132       4,420,800
  Collection, general and administrative         2,281,149       2,028,024
  Provision for loan losses                        227,523          15,150
  Amortization of deferred financing costs         188,848         123,135
  Depreciation                                      39,326          32,169
                                               -----------     -----------
                                                 8,052,978       6,619,278
                                               -----------     -----------

NET INCOME (LOSS)                              $   112,046     $  (120,820)
                                               -----------     -----------

NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                        $      0.02     $     (0.02)
                                               ===========     ===========
  Dilutive                                     $      0.02     $     (0.02)
                                               ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                    5,916,527       5,916,527
                                               ===========     ===========

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000
-------------------------------------------------------------------------------


                                               COMMON STOCK           ADDITIONAL
                                        -----------------------       PAID-IN       ACCUMULATED
                                          SHARES         AMOUNT       CAPITAL         DEFICIT         TOTAL
BALANCE, DECEMBER 31, 1999              5,916,527    $    59,167    $ 6,985,968    $(4,299,395)    $ 2,745,740


  Net income                                                                           570,663         570,663
                                        ---------    -----------    -----------    -----------     -----------

BALANCE, DECEMBER 31, 2000              5,916,527    $    59,167    $ 6,985,968    $(3,596,884)    $ 3,448,251


  Net income                                                                           112,046         112,046
                                        ---------    -----------    -----------    -----------     -----------

BALANCE, MARCH 31, 2001 (UNAUDITED      5,916,527    $    59,167    $ 6,985,968    $(3,484,838)    $ 3,560,297
                                        =========    ===========    ===========    ===========     ===========

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MARCH 31, 2001 AND MARCH 31, 2000
-------------------------------------------------------------------------------

                                                                     31-MAR-01       31-MAR-00
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                               $    112,046     $   (120,820)
  Adjustments to reconcile income (loss) to net cash used in operating activities:
    Gain on sale of notes receivable                                  (461,664)         (75,756)
    Gain on sale of other real estate owned                           (151,275)         (87,187)
    Depreciation                                                        39,326           32,169
    Amortization of deferred financing costs                           188,848          123,135
    Purchase discount earned                                          (945,735)        (981,513)
    Provision for loan losses                                          227,523           15,150
    Changes in assets and liabilities:
       Decrease in accrued interest receivable                          92,675            6,050
      (Increase) in other receivables                                  392,186          908,924
      Increase in other assets                                        (284,047)        (489,115)
      (Increase)/Decrease in loans held for sale                    (3,089,891)        (594,451)
      Decrease in accounts payable and accrued expenses                223,398          (96,159)
     (Decrease) in notes payable, affiliates and stockholders          (45,185)         (22,730)
                                                                  ------------     ------------
           Net cash used in operating activities                    (3,701,795)      (1,382,303)
                                                                  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease /(Increase) in restricted cash                                2,329         (816,408)
  Purchase of notes receivable                                     (20,599,376)     (17,101,605)
  Principal collections on notes receivable                         12,337,562       12,233,654
  Joint venture participation                                               --               --
  Acquisition and loan fees                                           (306,544)        (243,775)
  Proceeds from sale of other real estate owned                      2,459,342        2,110,270
  Proceeds from sale of notes receivable                             9,234,214          170,937
  Purchase of building, furniture and fixtures                         (75,610)         (11,908)
                                                                  ------------     ------------
           Net cash used in provided by investing activities         3,051,917       (3,658,835)
                                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                       21,077,552       17,717,506
  Principal payments of notes payable                              (20,008,423)     (10,972,242)
  Proceeds from financing agreements                                 4,028,249        1,595,582
  Payments on financing agreements                                  (2,906,004)      (1,437,387)
  Principal payments of subordinated debentures                        (11,870)         (22,200)
                                                                  ------------     ------------
           Net cash provided by (used in) financing activities       2,179,504        6,881,259
                                                                  ------------     ------------

NET INCREASE (DECREASE) IN CASH                                      1,529,626        1,840,121

CASH, BEGINNING OF PERIOD                                            7,212,346        6,015,567
                                                                  ------------     ------------

CASH, END OF PERIOD                                                  8,741,972        7,855,688
                                                                  ============     ============


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

    INCOME TAXES - The Company recognizes income taxes under an asset and liability method. Under this method, deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the financial statement carrying amounts of existing assets and liabilities and their respective basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that, some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. As of December 31, 2000, the Company had approximately $5.6 million of net operating loss carry forwards that have been partially applied to March 31, 2001 income.

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

    COMPREHENSIVE INCOME - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income in 2001 and 2000; therefore net income (loss) was the same as its comprehensive income (loss).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      FORWARD-LOOKING STATEMENTS. When used in this report, press releases and elsewhere by the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion and the Form 10-QSB may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: unanticipated changes in the U.S. economy, business conditions and interest rates and the level of growth in the finance and housing markets, the availability for purchase of additional loans and the quality of such additional loans, the status of relations between the Company and its Senior Debt Lender, the status of relations between the Company and its sources for loan purchases, unanticipated difficulties in collections under loans in the Company's portfolio, prepayments of notes in the Company's portfolio and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

      LOAN AND OREO ACQUISITIONS. During the three months ended March 31, 2001, the Company purchased loans with an aggregate face value of $24.3 million for an aggregate purchase price of $20.6 million or 85%, compared with the purchase during the three months ended March 31, 2000 of 810 loans with an aggregate face value of $20.9 million at an aggregate purchase price of $17.7 million or 85% of aggregate face value. The purchases during the three months ended March 31, 2001 included, 300 loans in twelve bulk portfolio's consisting primarily of first and second mortgages, with an aggregate face value of $17.4 million at an aggregate purchase price of $14.6 million or 84% of the face value, and 195 loans in 37 flow purchase transactions consisting primarily of first and second mortgages with an aggregate face value of $6.8 million at an aggregate purchase price of $5.9 million or 90.7% of face value. Acquisition of these portfolios was fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee.

      The Company believes these acquisitions of loans will result in increases in the level of interest income and purchase discount income during future periods. Payment streams are generated once the loans are incorporated into the Company's loan tracking system.

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


SINGLE-FAMILY RESIDENTIAL LENDING. In January 1997, the Company formed a wholly owned subsidiary, Tribeca Lending Corp. ("Tribeca"), to originate primarily sub prime residential mortgage loans made to individuals whose credit histories, income and other factors cause them to be classified as non-conforming borrowers. Management believes that lower credit quality borrowers present an opportunity for the Company to earn superior returns for the risks assumed. Tribeca provides first and second mortgages that are originated on a retail basis through marketing efforts that include utilization of the

FCMC database. Tribeca is currently licensed as a mortgage banker in Alabama, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Kentucky, Illinois, Maryland, Massachusetts, Michigan, Missouri, New York, New Jersey, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Virginia, Washington State, and West Virginia and is a Department of Housing and Urban Development FHA Title I and Title II approved lender. Tribeca originated loans are typically expected to be sold in the secondary market through whole-loan, servicing-released sales. Tribeca anticipates holding certain of its mortgages in its portfolio when it believes that the return from holding the mortgage, on a risk-adjusted basis, outweighs the return from selling the mortgage in the secondary market.

      During the three months ending March 31, 2001, Tribeca originated 61 loans and $4,844,160 in mortgages, compared to 24 loans and $1,623,197 in mortgages during the three months ending March 31, 2000. During the three months ending March 31, 2001, Tribeca incurred an operating loss of $25,945 as compared to a loss of $37,453 during the three months ending March 31, 2000. This decrease in loss reflected increased loan originations and loan sales during the three months ending March 31, 2001, which generated additional fee and gain on sale income, as compared to the three months ending March 31, 2000. As of March 31, 2001, Tribeca had approximately $12.8 million face value of loans held for sale. Revenues and expenses related to such loans, other than periodic interest payments, and fee income are expected to be realized upon sale of such loans.

      COST OF FUNDS. The decreases in the prime rate during 2001, from 8.5% to 8.00% and 7.50% on April 1 and April 20th respectively, decreased the benchmark rate for the cost of funds on Senior Debt used to fund loan portfolio acquisitions and will directly increase net income. The weighted average interest rate on senior debt as of March 31, 2001 and March 31, 2000 was 8.82% and 9.5%, respectively. As of March 31, 2001, the Company's senior debt was comprised of one hundred eight loans outstanding with an aggregate principal balance of $232,119,614. Additionally the Company has financing agreements, which had an outstanding balance of $3,143,579 at March 31, 2001.

           The majority of the loans purchased by the Company bear interest at a fixed rate while the Senior Debt incurred to finance its purchase during the three month ended March 31, 2001, at a fixed rate of 8.75%. Consequently, changes in market interest rate conditions cause directly corresponding changes in interest income. The Company and its Senior Debt Lender agreed to a variable base rate on Senior Debt of prime with a premium of between 0% and 2.00% over prime on all Senior Debt for the 12-month period April 1, 2001 through March 31, 2002. Management believes that any future increases in the prime rate would negatively impact the net income of the Company while decreases may be expected to positively impact such net income.

      INFLATION. The impact of inflation on the Company's operations during the three months ending March 31, 2001, and 2000 was immaterial.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDING MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDING MARCH 31, 2000.

      Total revenue, comprised of interest income, purchase discount earned, gains recognized on the bulk sale of notes, gain on sale of notes originated, gain on sale of OREO, rental income and other income, increased by $1,666,566 or 26%, to $8,165,024 during the three months ending March 31, 2001 from $6,498,458 during the three months ending March 31, 2000.

      Interest income increased by $1,210,473 or 25%, to $6,106,173 during the three months ending March 31, 2001 from $4,895,700 during the three month ending March 31, 2000. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from $116 million in high yielding performing notes acquired by the Company between April 2000 through the three months ending March 31, 2001, which was only partially offset by collections, prepayments, and loan sales.

      Purchase discount earned decreased by $35,778 or 4%, to $945,735 during the three months ending March 31, 2001 from $981,513 during the three months ending March 31, 2000. This decrease reflected the increased proportion of the Company's loan purchases comprised of performing loans where there is less discount income available to be earned due to higher prices paid at time of acquisition, and the maturation of the Company's older portfolios.

     The Company consummated three bulk sales of loans for an aggregate face value of $10,689,232 during the three months ending March 31, 2001, for a gain of $461,664 as compared to the sale of one loan during the three months ending March 31, 2000 for a gain of $ 75,756.

      Gain on sale of loans originated increased by $16,774 or 34% to $66,419 during the three months ending March 31, 2001, as compared to $49,645 during the three months ending March 31, 2000. This increase reflected an increase in the number of Tribeca loans originated and sold at higher margins during the three months ending March 31, 2001, as compared to the three months ending March 31, 2000. Tribeca closed 61 and 24 loans during the three months ending March 31, 2001 and March 31, 2000.

      Gain on sale of OREO increased by $64,088 or 74% to $151,275 during the three months ending March 31, 2001 from $87,187 during the three months ending March 31, 2000. This increase resulted primarily from an increased number of quality rental OREO properties sold at a profit during the three months ending March 31, 2001 as compared to the three months ending March 31, 2000. The Company sold 26 and 40 OREO properties during the three months ending
March 31, 2001 and March 31, 2000, respectively.

       Rental income decreased by $76,793 or 41% to $110,987 during the three months ending March 31, 2001, as compared to $187,780 during the three months ending March 31, 2000. This decrease reflected a decrease in the number of properties rented, due to the sale of certain OREO properties where the Company felt it was more advantageous to sell than rent. The Company had thirty-seven and sixty-four rental properties at March 31, 2001, and March 31, 2000 respectively.

      Other income increased by $101,894 or 46%, to $322,771 during the three months ending March 31, 2001 from $220,877 during the three months ending March 31, 2000. This increase primarily reflected the increase in prepayment penalties, late charges, and modification fees resulting from the increase in size of the Company's portfolio and loan fees associated with Tribeca loans sold.

      Total operating expenses increased by $1,433,700 or 22% to $8,052,978 during the three months ending March 31, 2001, from $6,619,278 during the three months ending March 31, 2000. Total operating expenses includes interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing cost and depreciation expense.

      Interest expense increased by $895,332 or 20%, to $5,316,132 during the three months ending March 31, 2001, from $4,420,800 during the three months ending March 31, 2000, as a result of increases in total debt. Total debt increased by $42,324,009 or 22%, to $235,425,498 as of March 31, 2001 as
compared with $193,101,489 as of March 31, 2000. Total debt includes Senior Debt, debentures, financing agreements and loans from affiliates.

     Collection, general and administrative expenses increased by $253,125 or 12%, to $2,281,150 during the three months ending March 31, 2001 from $2,028,024 during the three months ending March 31, 2000. Collection, general and administrative expense consists primarily of personnel expense, OREO related expense, litigation expense, and miscellaneous collection expense.

     Personnel expenses increased by $233,373 or 26% to $1,131,828 during the three months ending March 31, 2001 from $898,455 during the three months ending March 31, 2000. This increase resulted largely from increases in staffing and the experience level of personnel in the Company's core business. OREO related expenses decreased by $162,357 or 42% to $227,399 during the three months ending March 31, 2001 from $389,756 during the three months ending March 31, 2000. This decrease resulted primarily from a reduction in the number of days on market for new OREO properties which would result in a decrease in the expenses associated with carrying these assets. All other collection expenses increased by $182,109 or 25% during the three months ending March 31, 2001 to $921,923 from $739,813 during the three months ending March 31, 2000. This increase resulted primarily from increased travel for marketing, increased audit and tax preparation fees, and additional rent associated with additional office space at 6 Harrison Street.


     Provisions for loan losses increased by $212,373 to $227,523 during the three months ending March 31, 2001 from $15,150 during the three months ending March 31, 2000. This increase was primarily due to reserve increases in specific portfolios, where there is no longer purchase discount available to increase reserves. Provisions for loan losses are incurred as soon as the valuation of the asset diminishes and there is no unamortized discount remaining associated with that asset.

     Amortization of deferred financing costs increased by $65,713 or 53%, to $188,848 during the three months ending March 31, 2001 from $123,135 during the three months ending March 31, 2000. This increase resulted primarily from an increase in the number and dollar amount of assets sold, which sales generally accelerate the amortization of financing costs and increased collections due to the growth of the portfolio. On March 31, 2001 and March 31, 2000, deferred financing costs, as a percentage of Senior Debt outstanding was 1.06% and 1.08%, respectively.

     Depreciation expense increased $7,157 or 22%, to $39,326 during the three months ending March 31, 2001, from $32,169 during the three months ending March 31, 2000. This increase resulted from the purchase of computer equipment, and the renovations of additional office space for the Company's subsidiary Tribeca Lending.

     Net income increased by $232,867 to a gain of $112,046 during the three months ending March 31, 2001 from a loss of $120,821 during the three months ending March 31, 2000 as a result of the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

GENERAL. During the three months ending March 31, 2001, the Company purchased 495 loans with an aggregate face value of $24.1 million at an aggregate purchase price of $21.0 million or 87% of the face value. During the three months ending March 31, 2000 the Company purchased 810 loans with an aggregate face value of $20.9 million at an aggregate purchase price of $17.7 million or 85% of aggregate face value. The Company's portfolio acquisitions were below expectations during the three months ending March 31, 2001 due to market conditions, although they exceeded the Company's historical first quarter purchases. The Company's pace of acquisitions has historically increased during the last three-quarters of the year.

     The Company's portfolio of notes receivable at March 31, 2001, had a face value of $252 million and included net notes receivable of approximately $205 million. The Company's portfolio of notes receivable at March 31, 2000, had a face value of $213 million and included net notes receivable of approximately $171 million. Net notes receivable are stated at the amount of unpaid principal, reduced by purchase discount, and allowance for loan losses. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or where economically advantageous, sale.

     During the three months ending March 31, 2001, the Company used cash in the amount of $3,701,795 in its operating activities primarily for interest expense, overhead, and litigation expense incidental to its ordinary collection activities and for the foreclosure and improvement of OREO. The Company used $3,051,917 in its investing activities, which primarily reflected the use of $20,599,376 million for the purchase of notes receivable offset by principal collections its notes receivable and proceeds from sales of loans and OREO. The amount of cash used in operating and investing activities was offset by $2,179,504 of net cash provided by financing activities, primarily for the repayment of Senior Debt. The above activities resulted in a net increase in cash at March 31, 2001 over December 31, 2000 of $1,529,626.

     In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures at March 31, 2001 and 2000, the Company held OREO recorded on the financial statements at $5.4 million and $5.8 million, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or net realizable value. The Company estimates, based on third party appraisals and broker price opinions, that the OREO inventory held at March 31, 2001, in the aggregate, had a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $5.8 million based on market analyses of the individual properties less the estimated closing costs. There can be no assurance, however, that such estimate is substantially correct or that an amount approximating such amount would actually be realized upon liquidation of such OREO. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it is economically beneficial to do so.


CASH FLOW FROM OPERATING AND INVESTING ACTIVITIES

     Substantially all of the assets of the Company are invested in its portfolios of notes receivable and OREO. Primary sources of the Company's cash flow for operating and investing activities are collections on notes receivable and gain on sale of notes and OREO properties.

     At March 31, 2001, the Company had unrestricted cash, cash equivalents and marketable securities of $8.7 million. A portion of the Company's available funds may be applied to fund acquisitions of companies or assets of companies in complementary or related fields. Although the Company from time to time engages in discussions and negotiations, it currently has no agreements with respect to any particular acquisition.

CASH FLOW FROM FINANCING ACTIVITIES

     SENIOR DEBT. As of March 31, 2001, the Company owed an aggregate of $232.1 million to the Senior Debt Lender under 108 loans.

     The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest at fixed rates between 0% and 2.00% over the base rate of 8.75%. The accelerated payment provisions of the Senior Debt are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a further amount to be applied toward additional principal reduction from available cash after scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the minimum scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow that is available to the Company.

     In February 2001, the Company negotiated with its Senior Debt Lender a modification to provisions of the Senior Debt, pursuant to which the Senior Debt Lender has provided the Company with a cash advance of $825,000 per month for the year. Management believes that this modification may reduce irregular periods of cash flow shortages arising from operations. Management believes that sufficient cash flow from the collection of notes receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of notes receivable, the bulk sale of performing loan portfolios, sales and rental of OREO, continued modifications to the secured debt credit agreements or additional borrowing, to repay the current liabilities arising from operations and to repay the long term indebtedness of the Company.

     Certain of the Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The restricted cash is maintained in an interest bearing account, held by the Company's Senior Debt Lender. Restricted cash may be accessed by the Senior Debt Lender only upon the Company's failure to meet the minimum monthly payment due if collections from notes receivable securing the loan are insufficient to satisfy the installment due. Historically, the Company has not called upon these reserves. The aggregate balance of restricted cash in such accounts was $930,245 and $932,574 on March 31, 2001 and December 31, 2000, respectively.

     Total Senior Debt availability was approximately $300 million at March 31, 2001, of which approximately $232 million had been drawn down as of such date. Additionally the Senior Debt Lender has verbally informed the Company that it will not deem approximately $3 million of Senior Debt that it had syndicated to other banks as of such date as outstanding for purposes of determining availability under the Senior Debt. As a result, the Company has approximately $71 million available to purchase additional portfolios of notes receivable and OREO.

     In April 2001, the Company's Senior Debt agreement was amended to provide that the interest rate on new Senior Debt incurred to finance portfolio acquisitions between April 1, 2001 and March 31, 200 will be at prime plus a premium of between 0% and 2.00% over prime, for the 12-month period April 1, 2001 thru March 31, 2002. Under this new agreement our new cost of funds is 7.83%, as compared to 8.82%.

     The Company's Senior debt Lender has provided Tribeca with a warehouse financing agreement of $2 million. At March 31, 2001, Tribeca had drawn down $2 million on the line.


HARRISON FIRST CORPORATION 12% DEBENTURES. In connection with the acquisition of a loan portfolio during 1995, the Company offered to investors $800,000 of subordinated debentures of which $555,000 were issued. As of March 31, 2001 and December 31, 2000, $60,655 and $72,525, respectively, of these debentures were outstanding. The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum and were payable in quarterly installments. The principal was repaid over three years in ten equal quarterly installments of $22,200 which payments commenced on September 30, 1997 with the remaining balloon payment of $333,000 due June 30, 2000. On June 30, 2000 the Company made a balloon payment of $232,952 funded through the incurrence of Senior Debt and agreed with the holders of $97,048 of 12% Debentures to the extension of payment of such principal amount to December 31, 2001. The Harrison 1st 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

     FINANCING AGREEMENTS. The Company has a financing agreement with the Senior Debt Lender permitting it to borrow a maximum of approximately $1,500,000 at a rate equal to such lender's prime rate plus two percent per annum. Principal repayment of the lines is due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the financing agreements as of March 31, 2001 and December 31, 2000, were $187,287 and $117,600, respectively. Advances made under the financing agreement were used to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding financing agreements and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company, which the Company may be required to hold as rental property to maximize its return. The Company uses when available, OREO sales proceeds to pay down financing agreements to help reduce interest expense.

     Additionally, the Company has opened a financing agreement with a bank. The agreement provides the Company with the ability to borrow a maximum of $150,000 at a rate equal to the bank's prime rate plus one percent per annum. As of March 31, 2001 and December 31, 2000 $123,712 and $127,014 respectively, were outstanding on the financing agreement.

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

Trial in this matter was held on the remaining claims during January 2000. At the conclusion of the trial, the Court orally ruled in favor of the Company and against PCC. On February 10, 2000, the Court entered judgment in favor of the Company and against PCC in the amount of $1.7 million plus interest from May 7, 1997. With interest, the amount due under the judgment is approximately $2 million as of February 10, 2000. The Company does not presently known if PCC has sufficient assets to satisfy the judgment however it has collected $ 60,000 towards this receivable, as of December 31, 2000.




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

         10(l) Employment Agreement dated July 17, 2000 between the Company and Seth Cohen. Filed with the Commission with form 10ksb on March 31,2001.

         11       Earnings per Share. Filed herewith.

                             SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2001

                           FRANKLIN CREDIT MANAGEMENT
                                   CORPORATION



                                            By:   THOMAS J. AXON
                                                 -------------------
                                                 Thomas J. Axon
                                                 Chairman of the Board

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                       Title                               Date
SETH COHEN                                      Chief Executive Officer             May 15, 2001
-----------------------------
Seth Cohen
(Principal executive officer)

JOSEPH CAIAZZO                                  Senior Vice President,              May 15, 2001
------------------------------                  Chief Operating Officer,
Joseph Caiazzo                                  Secretary and Director
(Secretary)


KIMBERLEY SHAW                                  Vice President,                     May 15, 2001
-----------------------------                   Chief Financial Officer
Kimberley Shaw
(Principal financial and accounting officer)