Form 10QSB/A
period 2001-03-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2001-05-17
CIK 831246

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                                FORM 10-QSB/A


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

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2000
-------------------------------------------------------------------------------



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


    CONDENSED FINANCIAL STATEMENTS - Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statement and footnotes thereto included in the Company's annual form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission (the "SEC"). The results of operation for the three months ended March 31, 2001 are not necessarily indicative of operating results for the year ending December 31, 2001.


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



BUSINESS SEGMENTS



     The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires performing, nonperforming, nonconforming and subperforming notes receivable and promissory notes from financial institutions, mortgage and finance companies, and services and collects such notes receivable through enforcement of terms of original note, modification of original note terms and, if necessary, liquidating of the underlying collateral. The mortgage-banking segment originates or purchases, sub prime residential mortgage loans for individuals whose credit histories, income and other factors cause them to be classified as nonconforming borrowers.



The Company's management evaluates the performance of each segment based on profit or loss from operations before unusual and extraordinary items and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).



                                                       31-Mar-01      31-Mar-01
                                                       Unaudited
CONSOLIDATED REVENUE
  Portfolio asset acquisition and resolution assets    $7,782,278     $6,340,238
  Mortgage banking assets                                 382,746        158,220
                                                       ----------     ----------
Consolidated Revenue                                   $8,165,024     $6,498,458
                                                       ==========     ==========
CONSOLIDATED NET INCOME (LOSS)
  Portfolio asset acquisition and resolution asset     $   137,991    $  (83,367)
  Mortgage banking assets                                  (25,945)      (37,453)
                                                       -----------    -----------
Consolidated Net Income (Loss)                         $   112,046    $ (120,820)
                                                       ===========    ===========

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