Form 10QSB
period 2001-06-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2001-08-15
CIK 831246

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2001

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

As of August 14, 2001 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding.

                     FRANKLIN CREDIT MANAGEMENT CORPORATION


                                   FORM 10-QSB

                                  June 30, 2001


                                 C O N T E N T S


PART I. FINANCIAL INFORMATION                                        Page
                                                                     ----

Item 1.
Financial Statements

  Consolidated Balance Sheets June 30, 2001 (unaudited)
  and December 31, 2000                                                3

  Consolidated Statements of Income (unaudited) for the three
  months and six months ended June 30, 2001 and 2000                   4

  Consolidated Statements of Stockholders' Equity June 30,
  2001 (unaudited)                                                     5

  Consolidated Statements of Cash Flows (unaudited) for the
  six months ended June 30, 2001 and 2000                              6

  Notes to consolidated Financial Statements                         7-11


Item 2.
Management's Discussion and Analysis of Financial Condition
and Results of Operations                                           12-19

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                             20

Item 2.  Changes in Securities                                         21

Item 3.  Defaults Upon Senior Securities                               21

Item 4.  Submission of Matters to a Vote of Security Holders           21

Item 5.  Other Information                                             21

Item 6.  Exhibits and Reports on Form 8-K                              22

SIGNATURES                                                             23


CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------

ASSETS                                               6/30/2001       12/31/2000
                                                     Unaudited
CASH AND CASH EQUIVALENTS                        $ 8,884,143        $ 7,212,346

RESTRICTED CASH                                      648,414            932,574

NOTES RECEIVABLE:
  Principal                                       308,498,428       255,055,677
  Purchase discount                               (25,620,928)     (23,392,400)
  Allowance for loan losses                       (28,052,057)     (24,086,322)
                                                  ------------     ------------
   NET NOTES RECEIVABLE                           254,825,443       207,576,955

LOANS HELD FOR SALE                                16,947,152         8,670,691

ACCRUED INTEREST RECEIVABLE                         4,074,611         3,396,405

OTHER REAL ESTATE OWNED                             4,242,922         5,290,053

OTHER RECEIVABLES                                   2,490,056         1,934,443

DEFERRED TAX ASSET                                  2,117,086         3,481,002

OTHER ASSETS                                        1,846,994         1,442,687

BUILDING, FURNITURE AND FIXTURES - Net                980,841           868,471

DEFERRED FINANCING COSTS- Net                       2,970,816         2,429,661

TOTAL ASSETS                                    $ 300,028,478     $ 243,235,288
                                                =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses            $ 3,231,908      $ 2,932,611
  Financing agreements                               2,440,355        2,021,334
  Notes payable                                    287,361,586      231,050,485
  203(k) rehabilitation escrows payable                     -             2,186
  Subordinated debentures                               48,524           72,525
  Notes payable, affiliates and stockholders            64,730          146,835
  Deferred tax liability                             2,197,145        3,561,061
                                                  ------------      -----------
           TOTAL LIABILITIES                       295,344,248      239,787,037
                                                  ------------      -----------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 10,000,000 authorized shares; issued and outstanding:
  5,916,527 and 5,916,527                               59,167           59,167
  Additional paid-in capital                         6,985,968        6,985,968
  Accumulated deficit                               (2,360,905)      (3,596,884)
                                                  -------------     -----------
           TOTAL STOCKHOLDERS' EQUITY                4,684,230        3,448,251
                                                  -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 300,028,478    $ 243,235,288
                                                 =============    =============


CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                   Three Months Ended       Six Months Ended
                                 30-Jun-01   30-Jun-00    30-Jun-01   30-Jun-00
                               ----------  ----------   ----------  -----------
REVENUES:
 Interest Income              $6,627,907    $4,737,847 $12,734,080   $9,633,548
 Purchase discount earned      1,025,345       904,095   1,971,080    1,885,608
 Gain on sale of portfolios      417,463       500,000     879,127      575,756
 Gain on sale of originated
        loans                    125,800        35,668     192,220       84,854
 Gain on sale of other real
 estate owned                    695,336        87,608     846,610      174,795
 Rental Income                    85,780       168,001     196,767      355,781
 Other                           352,087       236,537     674,858      457,872
                              -----------   ----------  -----------  ----------
                               9,329,717     6,669,756  17,494,742   13,168,214
                              -----------   ----------  -----------  ----------

OPERATING EXPENSES:
 Interest expense              4,806,002     4,366,994  10,122,134    8,787,794
 Collection, general and
 administrative                2,610,519     1,931,040   4,891,669    3,959,064
 Provision for loan losses       462,440       156,556     689,963      171,706
 Amortization of deferred
 financing costs                 278,046       159,558     466,894      282,693
 Depreciation                     48,778        31,683      88,104       63,852
                              ----------     ---------  ----------   ----------
                               8,205,785     6,645,831  16,258,763   13,265,109
                              ----------     ---------  ----------   ----------

OPERATING INCOME (LOSS)        1,123,932        23,925   1,235,979     (96,895)
                             -----------     ---------  ----------   ----------


GAIN (LOSS)INCOME BEFORE
PROVISION FOR INCOME TAXES     1,123,932        23,925   1,235,979     (96,895)
                              ----------     ---------  ----------   ----------

BENEFIT(PROVISION)
FORINCOME TAXES                        0             0          0             0
                              ----------     ---------  ----------   ----------

NET INCOME (LOSS)             $1,123,932       $23,925  $1,235,979    $(96,895)
                              ==========    ==========  ==========   ==========

NET INCOME(LOSS) PER
COMMON SHARE:
  Basic                             0.19          0.00        0.21       (0.02)
  Dilutive                          0.19          0.00        0.21       (0.02)
                              ==========    ==========  ==========   ==========
WEIGHTED AVERAGE NUMBER
OF SHARES                      5,916,527     5,916,527   5,916,527    5,916,527
 OUTSTANDING
                              ==========    ==========  ==========   ==========





CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(Unaudited)
JUNE 30, 2001
-------------------------------------------------------------------------------
                                              Additional    Retained
                             Common Stock      Paid-In      Earnings
                            ---------------
                            Shares   Amount    Capital      (Deficit)     Total
-------------------------------------------------------------------------------

Balance,December 31,1999 5,916,527 $59,167  $6,985,968  $(4,167,547) $2,745,740

 Net Income                                                 570,663     570,663
                         ------------------------------------------------------
Balance,December 31,2000 5,916,527 $59,167  $6,985,968  $(3,596,884) $3,448,251
                         ======================================================

Net Income                                                1,235,979   1,235,979
                        -------------------------------------------------------
Balance,June 30,2001    5,916,527  $59,167  $6,985,968  $(2,360,905) $4,684,230

                        =======================================================

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS(Unaudited)
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
-------------------------------------------------------------------------------
                                                    30-Jun01          30-Jun-00

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                $1,235,979          $(96,895)
  Adjustments to reconcile net income
  (loss) to Net cash provided (used)
   by operating activities:
    Depreciation                                      88,104            63,852
    Amortization                                     466,894           282,693
    Purchase discount earned                      (1,971,080)       (1,885,608)
    Gain on Sale of OREO                            (846,610)         (174,795)
    Provision for loan loss                          689,963           171,706
   (Increase) decrease in:
    Accrued interest receivable                     (678,206)           59,320
    Loans held for sale                           (8,276,461)       (1,408,952)
    Other receivables                               (555,613)        1,708,203
    Other assets                                    (404,306)         (184,698)
   Increase (decrease) in:
    Accounts payable and accrued expenses            299,298          (569,378)
    203(k) rehabilitation escrow                      (2,186)               (0)
    Due to affiliates                                (82,106)          (46,402)
                                                 ------------       -----------
   Net cash used by operating activities         (10,036,330)       (2,080,954)
                                                 ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition and loan fees                       (1,235,402)         (325,038)
  Acquisition of notes receivable                (91,330,701)      (23,104,622)
  Proceeds from sale of REO                        5,063,710         3,367,479

  Proceeds from the sale of notes                 14,620,531           235,937
  Reclassification of notes receivable for          (686,777)          179,427
  foreclosures
  Acquisition of furniture & equipment              (212,776)          (11,366)
  Principal collection on notes receivable        28,499,265        21,308,400
  (Increase) decrease in restricted cash             284,160          (837,347)
                                                -------------     -------------
Net cash (used by) from investing activities     (44,997,990)          812,870
                                                -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on debenture notes payable                (24,001)          (235,928)
 Payments on financing agreements               (11,147,878)        (2,974,751)
 Proceeds from financing agreements              11,566,895          3,012,575
 Proceeds from notes payable                     97,117,724         23,287,331
 Payments on notes payable                      (40,806,623)       (21,761,704)
                                               -------------      -------------
Net cash provided by financing activities        56,706,117          1,327,523
                                               -------------      -------------

NET INCREASE IN CASH                              1,671,797             59,439

CASH, BEGINNING OF PERIOD                         7,212,346          6,015,567

CASH, ENDED                                      $8,884,143         $6,075,006
                                               ============        ============


      FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      QUARTER ENDING JUNE 30, 2001

      1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business - Franklin Credit Management Corporation (the "Company"), incorporated under the laws of the State of Delaware, acquires performing, subperforming, nonperforming, nonconforming and notes receivable and promissory notes from financial institutions, and mortgage and finance companies. The Company services and collects such notes receivable through enforcement of terms of original note, modification of original note terms and, if necessary, liquidation of the underlying collateral.

      In January 1997, a wholly owned subsidiary was formed, to originate or purchase, sub prime residential mortgage loans to individuals whose credit histories, income and other factors cause them to be classified as nonconforming borrowers.

      Summary of the Company's significant accounting policies. Basis of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant Intercompany accounts and transactions have been eliminated in consolidation.

      Condensed Consolidated Financial Statements - Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (hereafter "generally accepted accounting principles) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statement and footnotes thereto included in the Company's annual form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission (the "SEC"). The results of operations for the six months ended June 30, 2001 are not necessarily indicative of operating results for the year ending December 31, 2001.

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

      Notes Receivable and Income Recognition - The notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions, and mortgage and finance companies. Such notes receivable are generally performing, and in some cases nonperforming or underperforming at the time of purchase and, accordingly, are usually purchased at a discount from the principal balance remaining. Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and an allowance for loan losses. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral. Impaired notes are measured based on the present value of expected future cash flows discounted at the note's effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is collateral dependent. A note receivable is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement.

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

      Income Taxes - The Company recognizes income taxes under an asset and liability method. Under this method, deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the financial statement carrying amounts of existing assets and liabilities and their respective basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that, some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. As of December 31, 2000, the Company had approximately $5.6 million of net operating loss carry forwards that have been partially applied to June 30, 2001 income.

      Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet for which it is practical to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
          a. Cash, Restricted Cash, Accrued Interest Receivable, Other Receivable and Accrued Interest Payable - The carrying values reported in the balance sheet are a reasonable estimate of fair value.
          b. Notes Receivable - Fair value of the net note receivable portfolio is estimated by discounting the future cash flows using the interest method. The carrying amounts of the notes receivable approximate fair value.
          c. Short-Term Borrowings - The carrying amounts of the financing agreement and other short-term borrowings approximate their fair value.
          d. Long-Term Debt - Fair value of the Company's long-term debt(including notes payable, subordinated debentures and notes payable, affiliate) is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts reported in the balance sheet approximate their fair value.
      Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income in 2001 and 2000; therefore net income (loss) was the same as its comprehensive income (loss).

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

BUSINESS SEGMENTS

         The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires performing, nonperforming, nonconforming and sub performing notes receivable and promissory notes from financial institutions, mortgage and finance companies, and services and collects such notes receivable through enforcement of terms of original note, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage-banking segment originates or purchases, sub prime residential mortgage loans for individuals whose credit histories, income and other factors cause them to be classified as nonconforming borrowers.

The Company's management evaluates the performance of each segment based on profit or loss from operations before unusual and extraordinary items and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).


MORTGAGE BANKING

                                                   30-Jun-01           30-Jun-00
                                                   Unaudited           Unaudited
CONSOLIDATED REVENUE
 Portfolio asset acquisition and resolution     $ 16,587,373      $ 12,844,790
 Mortgage banking                                    907,369           323,424
                                                ------------      ------------
 Consolidated Revenue                           $ 17,494,742      $ 13,168,214
                                                ============      ============

CONSOLIDATED NET INCOME (LOSS)
 Portfolio asset acquisition and resolution
 asset                                           $ 1,176,439           $ 7,395
 Mortgage banking assets                              59,540          (104,290)
                                                 -----------         ----------
 Consolidated Net Income (Loss)                  $ 1,235,979         $ (96,895)
                                                 ===========         ==========



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

         Loan and OREO Acquisitions. During the six months ended June 30, 2001, the Company purchased 2,406 loans consisting primarily of first and second mortgages, with an aggregate face value of $105 million at an aggregate purchase price of $92 million or 88% of the face value, compared with the purchase during the six months ended June 30, 2000 of 1,115 loans with an aggregate face value of $27.6 million at an aggregate purchase price of $23.1 million or 86% of aggregate face value. Acquisition of these portfolios was fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee.

         The Company believes these acquisitions of high yielding coupon loans will result in increases in the level of interest income during future periods. Payments streams are generated once the loans are incorporated into the Company's loan tracking system.

         Management intends to continue to expand the Company's earning asset base through the acquisition of additional loans including performing first and second mortgages at a positive interest rate spread based upon the Company's cost of funds. The Company believes that its current infrastructure is adequate to service additional loans without any material increases in collection, general and administrative expenses excluding personnel expenses. There can be no assurance the Company will be able to acquire any additional loans on favorable terms or at all.


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

         During the six months ending June 30, 2001, Tribeca originated 159 mortgages with an aggregate initial principal amount of $13,791,854 compared to 47 mortgages with an aggregate principal amount of $2,639,466 in mortgages during the six months ending June 30 2000. During the six months ending June 30, 2001, Tribeca realized an operating gain of $59,540 compared to an operating loss of $104,290 during the six months ended June 30, 2000. The increase in originations was achieved through the use of the FCMC database as a source of refinancing leads and thereby increase originations and reorganizing the operating branch by hiring more experienced management and personnel. As of June 30, 2001, Tribeca had approximately $16.9 million face value of loans held for sale. Revenues and expenses related to such loans, other than periodic interest payments, and fee income are expected to be realized upon sale of such loans.

         Cost of Funds. The decreases in the prime rate during the three months ending June 30, 2001, from 8.0% to 7.5% and 7.0% in April and May respectively and then once again in June to 6.75%, decreased the benchmark rate for the cost of funds on Senior Debt used to fund loan portfolio acquisitions directly increasing net income. The weighted average interest rate on borrowed funds for the Senior Debt based on the balances as of June 30, 2001 and June 30, 2000 were 6.98% and 9.3%, respectively. As of June 30, 2001, the Company had Senior Debt outstanding with an aggregate principal balance of $287 million. Additionally, the Company with has financing agreements with the Senior Debt Lender, which had an outstanding balance of $2.4 million at June 30, 2001. The cost of funds on these financing agreements is prime plus 2%.

           The majority of the loans purchased by the Company bear interest at a fixed rate, Senior Financing is at a variable rate adjusted with the prime rate. Consequently, changes in market interest rate conditions have caused direct corresponding changes in interest income. Management and its Senior Debt Lender have agreed to a variable rate on Senior Debt based on prime, for the 12-month period April 1, 2001 through March 31, 2002. Any increases, in the prime rate during this period will negatively impact the net income of the Company.

         Inflation. Inflation had no impact on the Company's operations during the six months ended June 30, 2001 and 2000.



Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000.

         Total revenue, which is comprised of interest income, purchase discount earned, gains on bulk sale of notes, gain on sale of notes receivable originated, gain on sale of OREO, rental income and other income, increased by $2,659,961 or 40%, to $9,329,717 during the three months ended June 30, 2001, from $6,669,756 during the three months ended June 30, 2000.

         Interest income on notes receivable increased by $1,890,060 or 40%, to $6,627,907 during the three months ended June 30, 2001 from $4,737,847 during the three months ended June 30, 2000. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received or committed with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from the $190 million in high yielding performing notes acquired by the Company between July 2000 through June 2001, which was only partially offset by collections, prepayments, and loan sales.

         Purchase discount earned increased by $121,249 or 13%, to $1,025,345 during the three months ended June 30, 2001, from $904,095 during the three months ended June 30, 2000. This increase similarly reflected the growth in size of the Company's portfolio.

         Gain on bulk sale of notes receivable decreased by $82,537 or 17% to $417,463 during the three months ended June 30, 2001 from $ 500,000 during the three months ended June 30, 2000. The Company consummated two bulk sales totaling $5.7 million during the three months ending June 30, 2001, as compared to the sale of one single $1.0 re-performing loan for a large gain, during the three months ending June 30, 2001.

         Gain on sale of notes originated by Tribeca increased by $90,132 or 253% to $125,800 during the three months ended June 30, 2001, from $35,668 during the three months ended June 30, 2000. This increase reflected an increase in originations by Tribeca over time which resulted in a larger inventory available for sale during the three months ended June 30, 2001, compared to that available for sale during the three months ended June 30, 2000.

         Gain on sale of OREO increased by $607,728 or 694% to $695,336 during the three months ended June 30, 2001 from $87,608 during the three months ended June 30, 2000. This increase reflected increases in both the volume of OREO properties sold and the increased gain realized on the sales. The Company sold 51 and 33 OREO properties during the three months ended June 30, 2001 and June 30, 2000.

         Rental income decreased by $82,221 or 49% to $85,780 during the three months ended June 30, 2001, from $168,001 during the three months ended June 30, 2000. Rental income decreased due to the sale of several rental properties where it was more advantageous to sell than continue to hold for rent, during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The Company had 30 and 68 rental properties during the three months ended June 30, 2001 and June 30, 2000.

         Other income increased by $115,550 or 49%, to $352,087 during the three months ended June 30, 2001 from $236,537 during the three months ended June 30, 2000. This increase reflected increases in prepayment penalties due to an increase in the rate of prepayments, and loan fees associated with Tribeca loans sold.

         Total operating expenses increased by $1,559,954 or 23% to $8,205,785 during the three months ended June 30, 2001 from $6,645,831 during the three months ended June 30, 2000. Total operating expenses includes interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

         Interest expense increased by $439,008 or 10%, to $4,806,002 during the three months ended June 30, 2001, from $4,366,994 during the three months ended June 30, 2000. This increase resulted primarily from a 55% increase in debt, which was offset by reductions in costs funds due to three decreases in the prime rate. Costs of funds were 6.98% and 9.3% during the three months ended June 30, 2001 and June 30, 2000, respectively. Total debt increased by $103 million or 55%, to $290 million as of June 30, 2001, from $187 million as of June 30, 2000. Total debt consists principally of Senior Debt, and also includes debentures, financing agreements and loans from affiliates.

         Collection, general and administrative expenses increased by $679,479 or 35% to $2,610,519 during the three months ended June 30, 2001 from $1,931,040 during the three months ended June 30, 2000. Collection, general and administrative expense consists primarily of personnel expense, and all other collection expenses including OREO related expense, litigation expense, and miscellaneous collection expense.

           Personnel expenses increased by $458,482 or 49% to $1,398,916 during the three months ended June 30, 2001 from $940,434 during the three months ended June 30, 2000. This increase resulted largely from increases in staffing and the experience level of personnel in the Company's core business. All other collection expenses increased by $220,997 to $1,211,603 during the three months ended June 30, 2001 from $990,606 during the three months ended June 30, 2000. This increase resulted primarily from increased travel for marketing, increased legal fees due to the growth in the portfolio, and additional rent associated with new office space at 6 Harrison Street.

         Provisions for loan loss increased by $305,884 or 195% to $462,440 due to the maturation of older portfolios where there is no longer purchase discount available to increase reserves.

         Amortization of deferred financing costs increased by $118,488 or 74% to $278,046 during the three months ended June 30, 2001, from $159,558 during the three months ended June 30, 2000. This increase resulted primarily from an increase in the number and dollar amount of assets sold, which sales generally accelerate the amortization of financing costs, prepayments, and increased collections due to the growth of the portfolio. On June 30, 2001 and June 30, 2000, deferred financing costs, as a percentage of Senior Debt outstanding was 1.03% and 1.06%, respectively

         Depreciation expense increased by $17,095 or 54%, to $48,778 during the three months ended June 30, 2001, from $31,683 during the three months ended June 30, 2000. This increase resulted from the purchase of computer equipment, and the renovations of office space for the Company's subsidiary Tribeca Lending.

         Operating income increased by $1,100,007 to $1,123,932 during the three months ended June 30, 2001 from $23,925 during the three months ended June 30, 2000.

         During the three months ended June 30, 2001 and June 30, 2000, there was no provision for income tax due to a loss carry-forward.

         Net income increased by $1,100,007 to $1,123,932 during the three months ended June 30, 2001 from $23,925 during the three months ended June 30, 2000.


Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000.

         Total revenue, increased by $4,326,528 or 33%, to $17,494,742 during the six months ended June 30, 2001, from $13,168,214 during the six months ended June 30, 2000.

         Interest income on notes receivable increased by $3,100,532 or 32%, to $12,734,080 during the six months ended June 30, 2001 from $9,633,548 during the six months ended June 30, 2000. This increase resulted primarily from the $190 million in high yielding performing notes acquired by the Company between July 2000 and June 2001, which was only partially offset by collections, prepayments, and loan sales.

         Purchase discount earned increased by $85,472 or 5%, to $1,971,080 during the six months ended June 30, 2001 from $1,885,608 during the six months ended June 30, 2000. This increase similarly reflected the growth in size of the portfolio. Purchase discount increased at a lower rate than the growth in the portfolio due to the maturation of the portfolio, and the purchase of performing assets for yield spread as opposed to purchase discount during the six months ended June 30, 2001.

         Gain on sale of notes receivable increased by $303,371 or 53% to $ 879,127 during the six months ended June 30, 2001, from $575,756 during the six months ended 2000. This increase reflected an increase in aggregate bulk sales during the six months ended June 30, 2001. The Company sold $5.7 million in loans during the six months ended June 30, 2001, and $1.4 million during the six months ended June 30, 2000.

         Gain on sale of notes originated by Tribeca increased by $107,366 or 127% to $192,220 during the six months from $ 84,854 during the six months ended June 30, 2000. This increase reflected an increase in the number of Tribeca loans originated and sold and higher margins on sales during the six months ending June 30, 2001, as compared to the six months ending June 30, 2000. Tribeca closed 159 and 61 loans during the six months ending June 30, 2001 and June 30, 2000.

         Gain on sale of OREO increased by $671,815 or 384% to $846,610 during the six months ended June 30, 2001, from $174,795 during the six months ended June 30, 2000. This increase reflected increases in both the volume of OREO properties sold and the increase gain realized on the sales during the six months ended June 30, 2001, as compared to the six months ended June 30, 2000. The Company sold 81 OREO properties during the six months ended June 30, 2001, and 74 OREO properties during the six months ended June 30, 2000.

          Rental income decreased by $159,014 or 45% to $196,767 during the six months ended June 30, 2001, from $355,781 during the six months ended June 30, 2000. This decrease reflected a decrease in the number of rental properties during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The Company had 30 and 68 rental properties during the six months ended June 30, 2001 and June 30, 2000.

         Other income increased by $216,986 or 47%, to $674,858 during the six months ended June 30, 2001 from $457,872, during the six months ended June 30, 2000. This increase reflected increases in prepayment penalties, and late charges, resulting from the increase in size of the Company's portfolio and loan fees associated with Tribeca loans sold.

         Total operating expenses increased by $2,993,654 or 23%, to $16,258,763 during the six months ended June 30, 2001, from $13,265,109 during the six months ended June 30, 2000.

         Interest expense increased by $1,334,340 or 15%, to $10,122,134 during the six months ended June 30, 2001 from $8,787,794 during the six months ended June 30, 2000. This increase resulted primarily from the increase in Senior Debt reflecting the acquisition of $190 million in notes receivables and was partially offset by decreases in costs of funds due to three decreases in the Prime Rate. Costs of funds were 6.98% and 9.3% during the six months ended June 30, 2001 and June 30, 2000. Total debt increased by $103 million or 55%, to $290 million as of June 30, 2001 from $187 million as of June 30, 2000. Total debt includes Senior Debt, debentures, and financing agreements and loans from affiliates.

         Collection, general and administrative expenses increased by $932,605 or 24%, to $4,891,669 during the six months ended June 30, 2001 from $ 3,959,064 during the six months ended June 30, 2000.

         Personnel expenses increased by $691,854 or 38%, to $2,530,744 during the six months ended June 30, 2001 from $1,838,889 during the six months ended June 30, 2000. The increase reflected the staffing and the experience level of personnel in the Company's core business during the six months ended June 30, 2001. All other collection expenses increased by $240,751 or 11% to $2,360,925 during the six months ended June 30, 2001 from $2,120,175 during the six months ended June 30, 2000. This increase resulted primarily from increased travel for marketing, increased legal fees due to the growth in the portfolio, and additional rent associated with new office space at 6 Harrison Street.

         Provisions for loan losses increased by $518,257 or 301% to $689,963 during the six months ended June 30, 2001 from $171,706 during the six months ended June 30, 2000. This was due to the maturation of older portfolios where there is no longer purchase discount available to increase reserves. Provision for loan losses are incurred as soon as the valuation of the asset diminishes and there is no unamortized discount remaining associated with that asset.

         Amortization of deferred financing costs increased by $184,201 or 65%, to $466,894 during the six months ended June 30, 2001, from $282,693 during the six months ended June 30, 2000. This increase resulted primarily from an increase in the number and dollar amount of assets sold, which sales generally accelerate the amortization of financing costs and increased collections due to the growth of the portfolio.

         Depreciation expense increased by $24,252 or 38%, to $88,104 during six months ended June 30, 2001, from $63,852 during the six months ended June 30, 2000.

         Operating income increased by $1,332,874 to a gain of $1,235,979 during the six months ended June 30, 2001, from a loss of $96,895 during the six months ended June 30, 2000.

         During the six months ended June 30, 2001 or the six months ended June 30,2000, there were no provisions for income taxes due to the operating loss carry-forward.

         Net income increased by $1,332,874 to gain of $1,235,979 during the six months ended June 30, 2001 from a loss of $96,895 during the six months ended June 30, 2000.



Liquidity and Capital Resources

          General. During the six months ended June 30, 2001 the Company purchased 2,406 loans with an aggregate face value of $105 million at an aggregate purchase price of $92 million or 88% of face value. During the six months ended June 30, 2000 the Company purchased 1,115 loans in eleven portfolios with an aggregate face value of $27.6 million at an aggregate purchase price of $23.1 million or 84% of aggregate face value. The Company's portfolio acquisitions during the six months ended June 30, 2001 included a $40.9 million purchase of loans from one source. This increase in acquisitions was due to increased marketing by the Company and lower cost of funds, which enabled the Company to be more competitive in the bidding process.

         The Company's portfolio of notes receivable at June 30, 2001 had a face value of $308 million and included net notes receivable of approximately $255 as compared with a face value of $207.3 million and net notes receivable of approximately $167 million as of June 30, 2000. Net notes receivable are stated at the amount of unpaid principal, net of purchase discount and allowance for loan losses. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or, where deemed to be economically advantageous, sale.

         During the six months ended June 30, 2001, the Company used cash in the amount of $10,036,330 in its operating activities primarily for interest expense, and increased infrastructure in the Company's core business, litigation expense incidental to its ordinary collection activities and for the foreclosure and improvement of OREO. The Company used $44,997,990 in its investing activities, primarily reflecting purchases of notes receivable which purchases were only partially offset by principal collections upon its notes receivable and proceeds from sales of loans and OREO. The amount of cash used in operating and investing activities was funded by $56,706,117 of net cash provided by financing activities, including primarily, a net increase in Senior Debt of $97,117,724 million. The above activities resulted in a net increase in cash at June 30, 2001 over December 31, 2000 of $1,671,797.

         In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at June 30, 2001 and 2000, the Company held OREO recorded on the financial statements at $4.2 million and $5.3 million, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or fair market value. The Company estimates, based on third party appraisals and broker price opinions, that the OREO inventory held at June 30, 2001, in the aggregate, had a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $4.7 million. There can be no assurance, however, that such estimate is substantially correct or that an amount approximating such amount would actually be realized upon liquidation of such OREO. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it is economically beneficial to do so.

Cash Flow

         Substantially all of the assets of the Company are invested in its portfolios of notes receivable and OREO. Primary sources of the Company's cash flow for operating and investing activities are borrowings under its Senior Debt facilities, collections on notes receivable and gain on sale of notes and OREO properties.

         At June 30, 2001, the Company had unrestricted cash, cash equivalents and marketable securities of $9 million.

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

Financing Activities

         Senior Debt. As of June 30, 2001, the Company owed an aggregate of $287 million to the Lender of Senior Debt, under 138 loans.

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

         Certain of the Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The restricted cash is maintained in an interest bearing account, held by the Company's Senior Debt Lender. Restricted cash may be accessed by the Senior Debt Lender only upon the Company's failure to meet the minimum monthly payment due if collections from notes receivable securing the loan are insufficient to satisfy the installment due. Historically, the Company has not called upon these reserves. The aggregate balance of restricted cash in such accounts was $648,414 and $1,225,318 on June 30, 2001 and June 30, 2000 respectively. The decrease in the balance of restricted cash at June 30, 2001, was due to funds used to place bid deposits on perspective new portfolio acquisitions. Such deposits are returned to restricted cash when the new acquisitions fund, by the Senior Debt Lender.

         Total Senior Debt availability was approximately $300 million at June 30, 2001, of which approximately $287 million had been drawn down as of such date. Additionally the Senior Debt Lender has verbally informed the Company that it will not deem approximately $4 million of Senior Debt that it had syndicated to other banks as of such date as outstanding for purposes of determining availability under of Senior Debt. As a result, the Company has approximately $17 million available to purchase additional portfolios of notes receivable and OREO.

           The Company's Senior Debt Lender has provided Tribeca with a warehouse financing agreement of $2 million. At June 30, 2001, Tribeca had drawn down $ 2 million on the line.


Harrison First Corporation 12% Debentures. In connection with the acquisition of a loan portfolio during 1995, the Company offered to investors $800,000 of subordinated debentures of which $555,000 were issued. As of June 30, 2001 and December 31, 2000, $48,524 and $72,525, respectively, of these debentures were outstanding. The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum and were payable in quarterly installments. The principal was repaid over three years in ten equal quarterly installments of $22,200 which payments commenced on September 30, 1997 with the remaining balloon payment of $333,000 due June 30, 2000. On June 30, 2000 the Company made a balloon payment of $232,952 funded through the incurrence of Senior Debt and agreed with the holders of $97,048 of 12% Debentures to the extension of payment of such principal amount to December 31, 2001. The Harrison 1st 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.



OREO Line of Credit. The Company has a line of credit with the Senior Debt Lender permitting it to borrow a maximum of approximately $1,500,000 at a rate equal to such lender's prime rate plus two percent per annum. Principal repayment of the lines is due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the financing agreements as of June 30, 2001 and December 31, 2000, were $213,467 and $117,600 respectively. Advances made under the line of credit were used to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding financing agreements and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company, which the Company may be required to hold as rental property to maximize its return.

         Additionally, the Company has opened a financing agreement with a bank. The agreement provides the Company with the ability to borrow a maximum of $150,000 at a rate equal to the bank's prime rate plus one percent per annum. As of June 30, 2001 and December 31, 2000 $121,746 and $127,014 respectively, were outstanding on the financing agreement.

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

Item 2.  Changes in Securities
                  None

Item 3.  Defaults Upon Senior Securities
                  None

Item 4.  Submission of Maters to a Vote of Security Holders



     On May 23, 2001 at the Company's annual meeting the shareholders voted to ratify the amendment and increase of the Company's 1996 Incentive Plan, to elect nine directors to the Company's Board of Directors, and to ratify the appointment of Deloitte & Touche LLP as the Company's independent public auditors for the fiscal year ended December 31, 2001.

Amend the Company's 1996 Incentive Plan
                          For       Against  Abstain    Not Voting        Total
--------------------------------------------------------------------------------
Amendment               3,280,752   1,980     3,425     2,631,370      5,917,527
---------

Election of Directors
Director                 For       Against   Abstain    Not Voting        Total

Election of Directors   4,784,809   1,130    5,634      1,125,954      5,917,527

Independent Public
Auditors                 For       Against   Abstain    Not Voting        Total
--------------------------------------------------------------------------------
Deloitte & Touche LLP  3,865,929      615       125     2,050,858      5,917,527






Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on form 8-K
                           None

(a)                                   EXHIBIT TABLE
   Exhibit
   No.          Description
   3(a)         Restated Certificate of Incorporation. Previously filed with, and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on December 31, 1994.
   (b)          Bylaws of the Company. Previously filed with, and incorporated herein by reference to, the Company's Registration Statement on Form S-4, No. 33-81948, filed with the Commission on November
                24, 1994.
   4(a)         15% Convertible Subordinate Debentures. Previously filed with, the Company's Registration Statement on Form S-4, No. 33-81948, filed with the Commission on November 24, 1994.
   (b)          Warrants associated with principal repayment of the 15%
                Convertible Subordinated Debentures.Previously filed with, the Company's Registration Statement on Form S-4, No. 33-81948, filed with the Commission on November 24, 1994.
   10(d)        Employment Agreement dated December 4, 1996, between the Company and Joseph Caiazzo. Previously filed with, the Company's Form
                10K-SB, filed with the Commission on March 31,1997.
   10(e)        Agreement dated March 29, 1997 between the Company and the
                Citizens Banking Company. Previously filed.
   10(f)        Loan and Real Estate Purchase Agreement dated September 17, 1998 by and among Franklin credit Management Corporation and Home
                Gold Financial Inc. f/k/a Emergent Mortgage Corp. Previously filed with, the Company's Form 8K, filed with the Commission on September 30,1998.
   10(g)        Form of Subscription Agreement and Investor Representation,
                dated as of September 8, 1998 between the Company and certain subscribers. Previously filed.
   10(h)        Loan Purchase Agreement dated December 31, 1998 between the
                Company and Thomas Axon, corporate General Partner. Previously filed with, the Company's Form 10K-SB, filed with the Commission on April 16,1999.
   10(i)        Promissory Note between Thomas J. Axon and the Company dated
                December 31, 1998. Filed with the Commission on December 31,
                1998. Previously filed with, the Company's Form 10K-SB, filed with the Commission on April 16,1999.
   10(j)        Promissory Note between Steve Leftkowitz, board member, and the
                Company dated March 31, 1999. Filed with the Commission with form 10KSB on March 30,2000.
   10(l)        Employment Agreement dated July 17, 2000 between the Company and
                Seth Cohen. Previously filed with the Commission with form 10KSB on March 31,2001.

   11           Earnings per share. Filed here with.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2001
                                    FRANKLIN CREDIT MANAGEMENT
                                                 CORPORATION



                                            By:      THOMAS J. AXON
                                          --------------------------
                                                      Thomas J. Axon
                                                 Chairman of the Board


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                           Date

SETH COHEN          Chief Executive Officer                    August 14, 2001
-------------                                                  ---------------
Seth Cohen          and Director
Principal executive officer)


JOSEPH CAIAZZO     Senior Vice President, Chief Operating      August 14, 2001
--------------                                                 ---------------
Joseph Caiazzo     Officer, Secretary and Director
(Secretary)


KIMBERLEY SHAW     Vice President, Chief Financial Officer     August 14, 2001
--------------                                                 ---------------
Kimberley Shaw
(Principal financial and accounting officer)

Exhibit 11.

Computation of earnings per share second quarter 2001.


                                 No. of Shares        Weight



 09/30/00 Common stock            5,916,527
                                -------------           25%         1,479,132
                                    5,916,527

 12/31/00 Common stock            5,916,527
                                --------------          25%         1,479,132
                                    5,916,527

 03/31/01 Common stock            5,916,527
                                --------------          25%         1,479,132
                                    5,916,527

 06/30/01 Common stock            5,916,527
                                --------------           25%         1,479,132
                                    5,916,527


                                   23,266,108

         Weighted average number of shares                           5,916,527

Earnings per Common share:
                 Net Income     $1,235,979                              $.21


Exhibit 11.

Computation of earnings per share second quarter 2000




                                    No. of Shares       Weight

09/30/99 Common stock                 5,916,527
                                    -------------        25%         1,479,132
                                    5,916,527

12/31/99 Common stock                 5,916,527
                                    -------------        25%         1,479,132
                                    5,916,527


03/31/00 Common stock                 5,916,527
                                   --------------        25%         1,479,132
                                    5,916,527

06/30/00 Common stock                 5,916,527
                                  ---------------        25%         1,479,132
                                    5,916,527

                                   23,266,108

Weighted average number of shares                                    5,916,527

Earnings per Common share:
                 Net Income           $(96,895)                      $   (.02)