Form 10QSB
period 2001-09-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2001-11-15
CIK 831246

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2001

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

As of November 14, 2001 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding.

                     FRANKLIN CREDIT MANAGEMENT CORPORATION


                                   FORM 10-QSB

                               September 30, 2001


                                 C O N T E N T S


PART I. FINANCIAL INFORMATION                                          Page
                                                                       ----

Item 1.
Financial Statements

 Consolidated Balance Sheets September 30, 2001 (unaudited) and
 December 31, 2000                                                       3

 Consolidated Statements of Operations (unaudited) for the three
 months and nine months ended September 30, 2001 and 2000                4

 Consolidated Statements of Stockholders' Equity for the nine
 months ended September 30, 2001(Unaudited)                              5

 Consolidated Statements of Cash Flows (unaudited) for the nine
 months ended September 30, 2001 and 2000                                 6

 Notes to Consolidated Financial Statements (unaudited)                7-11


Item 2.
Management's Discussion and Analysis of Financial Condition
and Results of Operations                                             12-19

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                               20

Item 2.  Changes in Securities                                           21

Item 3.  Defaults Upon Senior Securities                                 21

Item 4.  Submission of Matters to a Vote of Security Holders             21

Item 5.  Other Information                                               21

Item 6.  Exhibits and Reports on Form 8-K                                22

SIGNATURES                                                               23


FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
-------------------------------------------------------------------------------

ASSETS                                       9/30/2001          12/31/2000
                                             Unaudited
                                           ----------------------------------

CASH AND CASH EQUIVALENTS                      $ 9,543,459       $ 7,212,346

RESTRICTED CASH                                    758,928           932,574

NOTES RECEIVABLE:
 Principal                                     325,975,291       255,055,677
 Purchase discount                             (24,548,359)      (23,392,400)
 Allowance for loan losses                     (30,057,424)      (24,086,322)
                                              -------------     -------------

  NET NOTES RECEIVABLE                         271,369,508       207,576,955

LOANS HELD FOR SALE                             24,201,400         8,670,691

ACCRUED INTEREST RECEIVABLE                      4,909,070         3,396,405

OTHER REAL ESTATE OWNED                          3,776,312         5,290,053

OTHER RECEIVABLES                                2,158,135         1,934,443

DEFERRED TAX ASSET                               1,701,775         3,481,002

OTHER ASSETS                                     2,017,680         1,442,687

BUILDING, FURNITURE AND FIXTURES - Net           1,023,168           868,471

DEFERRED FINANCING COSTS- Net                    3,160,505         2,429,661
                                                 ----------        ---------

TOTAL ASSETS                                 $ 324,619,940     $ 243,235,288
                                             ==============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Accounts payable and accrued expenses         $ 3,972,690       $ 2,932,611
 Financing agreements                            6,252,341         2,021,334
 Notes payable                                 306,911,642       231,050,485
 203(k) rehabilitation escrows payable                   -             2,186
 Subordinated debentures                            36,393            72,525
 Notes payable, affiliates and stockholders              -           146,835
 Deferred tax liability                          1,781,834         3,561,061
                                                 ----------        ---------

   TOTAL LIABILITIES                           318,954,900       239,787,037
                                              ------------       -----------


STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 10,000,000
 authorized shares; issued and
 outstanding: 5,916,527 and 5,916,527              59,167            59,167
 Additional paid-in capital                     6,985,968         6,985,968
 Accumulated deficit                           (1,380,095)       (3,596,884)
                                              ------------       ----------

   TOTAL STOCKHOLDERS' EQUITY                   5,665,040         3,448,251
                                              -----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                     $ 324,619,940     $ 243,235,288
                                            ==============    =============


CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
-------------------------------------------------------------------------------


                              Three Months Ended           Nine Months Ended
                            09/30/2001   09/30/2000    09/30/2001    09/30/2000
                           -----------   ----------    ----------   -----------
REVENUES:
 Interest Income           $7,586,034   $5,142,778    $20,320,114   $14,776,326
 Purchase discount earned   1,007,499      909,735      2,978,578     2,795,343
 Gain on sale of portfolios    69,839            0        948,966       575,756
 Gain on sale of originated
 loans                        176,926       83,142        391,417       167,996
 Gain on sale of other real
 estate owned                 273,088      174,175      1,119,699       348,970
 Rental income                 72,838      156,793        269,605       512,574
 Other                        358,722      241,355      1,011,308       699,228
                           ----------   ----------     ----------    ----------
                            9,544,946    6,707,978     27,039,687    19,876,193
                           ----------   ----------    -----------   -----------

OPERATING EXPENSES:
 Interest expense           5,227,237    4,739,756    15,349,371     13,527,550
 Collection,general and
 administrative             2,646,750    2,072,169     7,538,419      6,031,234
 Provision for loan losses    414,000      164,342     1,103,963        336,047
 Amortization of deferred
 financing costs              205,979       93,893       672,873        376,586
 Depreciation                  70,169       42,177       158,272        106,029
                            ---------    ---------    ----------     ----------
                            8,564,135    7,112,337    24,822,898     20,377,446
                            ---------    ---------   -----------    -----------

NET INCOME (LOSS)            $980,811   $(404,359)    $2,216,789     $(501,253)
                            =========   ==========    ==========    ===========

NET INCOME (LOSS) PER
COMMON SHARE:
 Basic                          $0.17      $(0.07)         $0.37        $(0.08)
 Diluted                        $0.17      $(0.07)         $0.37        $(0.08)
                           ==========   ==========    ==========    ===========
WEIGHTED AVERAGE NUMBER
OF SHARES                   5,916,527    5,916,527     5,916,527      5,916,527
 OUTSTANDING
                           ==========   ==========   ===========    ===========







CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2001
-------------------------------------------------------------------------------
                                          Additional      Retained
                      Common Stock         Paid-In        Earnings
                      ------------
                     Shares    Amount      Capital       (Deficit)     Total
-------------------------------------------------------------------------------

                   ------------------------------------------------------------
Balance,December 31,
2000               5,916,527  $59,167    $6,985,968    $(3,596,884)  $3,448,251
                   ============================================================

Net Income
(Unaudited)                                              2,216,789    2,216,789
                  -------------------------------------------------------------
Balance,September
30,2001(Unaudited) 5,916,527  $59,167    $6,985,968   $(1,380,095)   $5,665,040

                  =============================================================

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
-------------------------------------------------------------------------------
                                                 09/30/2001       09/30/2000

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                               $2,216,789         $(501,253)
 Adjustments to reconcile net income (loss)to
  Net cash used by operating activities:
   Depreciation                                    158,272            106,029
   Amortization                                    672,873            376,586
   Purchase discount earned                     (2,978,578)        (2,795,343)
   Gain on sale of other real estate owned      (1,119,699)          (348,970)
   Provision for loan losses                     1,103,963           336,047
   (Increase) decrease in:
    Accrued interest receivable                 (1,512,665)          (957,648)
    Loans held for sale                        (15,530,709)        (3,560,281)
    Other receivables                             (223,692)         1,338,109
    Other assets                                  (574,993)          (241,925)
  Increase (decrease) in:
   Accounts payable and accrued expenses         1,040,079           (444,688)
   203(k) rehabilitation escrow                     (2,186)           (16,505)
   Notes payable affiliates and stockholders      (146,835)           (74,628)
                                               ------------        -----------
   Net cash used by operating activities       (16,897,381)        (6,784,472)
                                               ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition and loan fees                     (1,549,218)           (935,840)
  Acquisition of notes receivable              129,832,488)        (71,487,021)
  Proceeds from sale of other real
  estate owned                                   6,890,412           6,528,549
  Proceeds from the sale of notes               17,681,875                   0
  Reclassification of notes receivable for
  foreclosures                                           0           3,208,193
  Acquisition of furniture & fixtures             (312,969)            (68,351)
  Principal collection on notes receivable      46,121,205          32,854,573
  Decrease (Increase) in restricted cash           173,645            (603,347)
                                              -------------        ------------
 Net cash used by investing activities         (60,827,538)        (30,503,244)
                                              ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on subordinated debentures               (36,132)           (248,059)
 Payments on financing agreements              (18,966,885)         (3,911,820)
 Proceeds from financing agreements             23,197,892           5,413,656
 Proceeds from notes payable                   132,494,867          73,736,141
 Payments on notes payable                     (56,633,710)        (38,733,813)
                                               ------------        ------------
Net cash provided by financing activities       80,056,032          36,256,105
                                               -----------         ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS        2,331,113           1,031,611

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD                                        7,212,346           6,015,567
                                                ----------          -----------

CASH, AND CASH EQUIVALENTS, BEGINNING
OF END OF PERIOD                                $9,543,459          $7,047,178
                                              ============         ===========




     FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001(Unaudited)

     1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - Franklin Credit Management Corporation (the "Company"), is incorporated under the laws of the State of Delaware, acquires performing, subperforming, nonperforming, nonconforming notes receivable and promissory notes from financial institutions, and mortgage and finance companies. The Company services and collects such notes receivable through enforcement of terms of the original note, modificationof the original note terms and, if necessary, liquidation of the underlying collateral.

     In January 1997, a wholly owned subsidiary was formed to originate or purchase sub prime residential mortgage loans to individuals whose credit histories, income and other factors cause them to be classified as nonconforming borrowers.

     Summary of the Company's significant accounting policies:

     Basis of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Condensed Consolidated Financial Statements - Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (hereafter "generally accepted accounting principles) have been condensed or omitted. These condensed consolidated financial statements are unaudited but, in the opinion of management, contain all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation and should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission (the "SEC"). The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of operating results for the year ending December 31, 2001.

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

     In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the simple-interest method. Accrual of interest on notes receivable, including impaired notes receivable, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial conditionis such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Subsequent recognition of income occurs only to the extent payment is received subject to management's assessment of the collectibility of the remaining interest and principal. A nonaccrual note is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time.

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

     Loans Held for Sale- The loans held for sale consists primarily of secured real estate first and second mortgages originated by the Company. Such loans held for sale are performing and are carried at the lower of cost or market.

     Other Real Estate Owned - Other real estate owned consisting of properties acquired through, or in lieu of, foreclosure or other proceedings are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value , less cost to sell, at the time of acquisition is charged to the allowance for loan losses. Subsequent write-downs are charged to operations based upon management's continuing assessment of the fair value of the underlying collateral. Property is evaluated regularly to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to dispose. Revenue and expenses from the operation of other real estate owned and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs relating to holding the property are expensed. Gains or losses are included in o perations upon disposal.

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


     Retirement Plan - The Company has a defined contribution retirement plan covering all full-time employees who have completed one month of service. Contributions to the plan are made in the form of payroll deductions based on employees' pretax wages. Currently, the Company offers a company match of 50% of the first 3% of the employees' contributions.

     Income Taxes - The Company recognizes income taxes under an asset and liability method. Under this method, deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the financial statement carrying amounts of existing assets and liabilities and their respective basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that, some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. As of September 30, 2001, the Company had approximately $2.0 million of net operating loss carry forwards remaining.

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

     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
     a. Cash and Cash Equivalents, Restricted Cash, Accrued Interest Receivable, Other Receivable and Accrued Interest Payable - The carrying values reported in the balance sheet are a reasonable estimate of fair value.
     b. Notes Receivable - Fair value of the net note receivable portfolio is estimated by discounting the future cash flows using the interest method. The carrying amounts of the notes receivable approximate fair value.
     c. Short-Term Borrowings - The carrying amounts of the financing agreement and other short-term borrowings approximate their fair value.
     d. Long-Term Debt - Fair value of the Company's long-term debt(including notes payable, subordinated debentures and notes payable, affiliate) is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts reported in the balance sheet approximate their fair value.
     Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income in 2001 and 2000; therefore net income (loss) was the same as its comprehensive income (loss).

     Comparative Balance- Certain prior balances have been reclassified to conform with current period presentation.

BUSINESS SEGMENTS

      The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires performing, nonperforming, nonconforming and sub performing notes receivable and promissory notes from financial institutions, mortgage and finance companies, and services and collects such notes receivable through enforcement of terms of original note, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage-banking segment originates or purchases,sub prime residential mortgage loans for individuals whose credit histories, income and other factors cause them to be classified as nonconforming borrowers.

The Company's management evaluates the performance of each segment based on profit or loss from operations before unusual and extraordinary items and i ncome taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).


MORTGAGE BANKING
                                    Nine Months Ended       Nine Months Ended

                                        9/30/2001              9/30/2000
                                        Unaudited              Unaudited
CONSOLIDATED REVENUE
 Portfolio asset acquisition and
 resolution                           $ 25,353,546           $ 19,628,659
 Mortgage banking                        1,686,141                247,533
 Consolidated Revenue                 $ 27,039,687           $ 19,876,192

CONSOLIDATED NET INCOME (LOSS)
 Portfolio asset acquisition and
 resolution                            $ 2,063,161             $ (383,673)
 Mortgage banking                          153,628               (117,580)
 Consolidated Net Income (Loss)        $ 2,216,789             $ (501,253)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

       Forward-Looking Statements. When used in this report, press releases and elsewhere by the Company from time to time, the words "believes", "anticipates" ,and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion and the Form 10-QSB may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: unanticipated changes in the U.S. economy, business conditions and interest rates and the level of growth in the finance and housing markets, the availability for purchase of additional loans and the quality of such additional loans, the status of relations between the Company and its Senior Debt Lender, the status of relations between the Company and its sources for loan purchases, unanticipated difficulties in collections under loans in the Company's portfolio, prepayments of notes in the Company's portfolio and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

       Loan and OREO Acquisitions. During the nine months ended September 30, 2001, the Company purchased 2,961 loans consisting primarily of first and second mortgages, with an aggregate face value of $146.8 million at an aggregate purchase price of $129.8 million or 88% of the face value, compared with the purchase during the nine months ended September 30, 2000 of 2,245 loans with an aggregate face value of $83.4 million at an aggregate purchase price of $73.2 million or 88% of aggregate face value. Acquisition of these portfolios was fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee.

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


       Single-Family Residential Lending. In January 1997, the Company formed a wholly owned subsidiary, Tribeca Lending Corp. ("Tribeca"), to originate primarily sub prime residential mortgage loans made to individuals whose credit histories, income and other factors cause them to be classified as non-conforming borrowers. Management believes that lower credit quality borrowers present an opportunity for the Company to earn superior returns for the risks assumed. Tribeca provides first and second mortgages that are originated on a retail basis through marketing efforts that include utilization of the Company's database. Tribeca is currently licensed as a mortgage banker in Alabama, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Kentucky, Illinois, Maryland, Massachusetts, Michigan, Missouri, Mississippi, New York, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington State, and West Virginia and is a Department of Housing and Urban Development FHA Title I and Title II approved lender. Tribeca originated loans are typically expected to be sold in the secondary market through whole-loan, servicing-released sales. Tribeca anticipates holding certain of its mortgages in its portfolio when it believes that the return from holding the mortgage, on a risk-adjusted basis, outweighs the return from selling the mortgage in the secondary market.

      During the nine months ending September 30, 2001, Tribeca originated 264 mortgages with an aggregate initial principal amount of $11.9 million compared to 80 mortgages with an aggregate principal amount of $5.0 million in mortgages during the nine months ending September 30 2000. During the nine months ending September 30, 2001, Tribeca generated operating income of $153,628 compared to an operating loss of $117,580 during the nine months ended September 30, 2000. The increase in originations was achieved through the use of the Company's database as a source of refinancing leads and thereby help the Company retain loans that would otherwise be lost to competitors. As of September 30, 2001, Tribeca had approximately $24.5 million face value of loans held for sale. Revenues and expenses related to such loans, other than periodic interest payments, and fee income are expected to be realized upon sale of such loans.

      Cost of Funds. The decreases in the prime rate during the three months ending September 30, 2001, from 7.5% to 6.5%, decreased the benchmark rate for the cost of funds on notes payable ("Senior Debt") used to fund loan portfolio acquisitions directly increasing net income. The weighted average interest rate on borrowed funds for the Senior Debt based on the balances as of September 30, 2001 and September 30, 2000 were 6.72% and 9.2%, respectively. As of September 30, 2001, the Company had Senior Debt outstanding with an aggregate principal balance of $306 million. Additionally, the Company has financing agreements with the Senior Debt Lender, which had an outstanding balance of $6.1 million at September 30, 2001. The cost of funds on these financing agreements is prime plus 2%.

      The majority of the loans purchased by the Company bear interest at a fixed rate, Senior Debt Financing is at a variable rate adjusted with the prime rate. Consequently, changes in market interest rate conditions have caused direct corresponding changes in interest income. Management and its Senior Debt lender have agreed to a variable rate on Senior Debt based on prime, for the 12-month period April 1, 2001 through March 31, 2002. Any increases in the prime rate during this period will negatively impact the net income of the Company.


       Inflation. Inflation had no impact on the Company's operations during the nine months ended September 30, 2001 and 2000.



Three Months Ended September 30, 2001 Compared to Three Months Ended September
 30, 2000.

      Total revenue, which is comprised of interest income, purchase discount earned, gains on bulk sale of notes, gain on sale of notes receivable originated, gain on sale of other real estate owned, rental income and other income, increased by $2,836,968 or 42%, to $9,544,946 during the three months ended September 30, 2001, from $6,707,978 during the three months ended September 30, 2000.

      Interest income on notes receivable increased by $2,443,256 or 48%, to $7,586,034 during the three months ended September 30, 2001 from $5,142,778 during the three months ended September 30, 2000. The Company recognizes interest income on notes included in its portfolio based upon three factors:
(i)interest on performing notes, (ii) interest received or committed with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from the $177 million in high yielding performing notes acquired by the Company between October 2000 through September 2001, which was only partially offset by collections, prepayments, and loan sales.


      Purchase discount earned increased by $97,764 or 11%, to $1,007,499 during the three months ended September 30, 2001, from $909,735 during the three months ended September 30, 2000. Purchase discount increased at a lower rate than the growth in the portfolio due to the maturation of the portfolio, and the purchase of performing assets for yield spread as opposed to purchase discount during the three months ended September 30, 2001.

      Gain on bulk sale of notes receivable increased to $69,839 during the three months ended September 30, 2001 from $ 0 during the three months ended September 30, 2000. The Company consummated one bulk sales totaling $4.3 million during the three months ending September 30, 2001. The Company did not have a bulk sale of loans during the three months ending September 30, 2000.

      Gain on sale of notes originated by Tribeca increased by $93,784 or 113% to $176,926 during the three months ended September 30, 2001, from $83,142 during the three months ended September 30, 2000. This increase reflected an increase in the number of Tribeca loans originated and sold and higher margins on sales during the three months ending September 30, 2001, as compared to the three months ending September 30, 2000.

      Gain on sale of OREO increased by $98,913 or 57% to $273,088 during the three months ended September 30, 2001 from $174,175 during the three months ended September 30, 2000. This increase reflected increases in both the volume of OREO properties sold and the increased gain realized on the sale of rental OREO properties. The Company sold 32 and 27 OREO properties during the three months ended September 30, 2001 and September 30, 2000.

       Rental income decreased by $83,955 or 54% to $72,838 during the three months ended September 30, 2001, from $156,793 during the three months ended September 30, 2000. Rental income decreased due to the sale of several rental properties where it was more advantageous to sell than continue to hold for rent, during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The Company had 30 and 59 rental properties during the three months ended September 30, 2001 and September 30, 2000.

      Other income increased by $117,367 or 49%, to $358,722 during the three months ended September 30, 2001 from $241,355 during the three months ended September 30, 2000. This increase reflected increases in prepayment penalties due to an increase in the rate of prepayments, and loan fees associated with Tribeca loans sold.

      Total operating expenses increased by $1,451,798 or 20% to $8,564,135 during the three months ended September 30, 2001 from $7,112,337 during the three months ended September 30, 2000. Total operating expenses includes interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

      Interest expense increased by $487,481 or 10%, to $5,227,237 during the three months ended September 30, 2001, from $4,739,756 during the three months ended September 30, 2000. This increase resulted primarily from an increase in debt, which was partially offset by reductions in costs of funds due to decreases in the prime rate. Costs of funds were 6.72% and 9.2% during the three months ended September 30, 2001 and September 30, 2000, respectively. Total debt increased by $91 million or 41%, to $313 million as of September 30, 2001, from $222 million as of September 30, 2000. Total debt consists principally of Senior Debt, and also includes debentures, financing agreements and loans from affiliates.

       Collection, general and administrative expenses increased by $574,580 or 28% to $2,646,750 during the three months ended September 30, 2001 from $2,072,169 during the three months ended September 30, 2000. Collection, general and administrative expense consists primarily of personnel expense, and all other collection expenses including OREO related expense, litigation expense, and miscellaneous collection expense.

       Personnel expenses increased by $291,391 or 28% to $1,330,339 during the three months ended September 30, 2001 from $1,038,949 during the three months ended September 30, 2000. This increase resulted largely from increases in staffing in Tribeca and increases in commission expense. All other collection, and general administrative expenses increased by $283,189 to $1,316,411 during the three months ended September 30, 2001 from $1,033,220 during the three months ended September 30, 2000. This increase resulted primarily from additional rent and office expense associated with new office space at 6 Harrison Street, increased travel for marketing, increased legal fees due to the growth in the portfolio and an accrual of state taxes due to the increase in income.

      Provisions for loan loss increased by $249,658 or 152% to $414,000 from $164,342 due to two large legal loans that require reserve increases and the maturation of older portfolios where there is no longer purchase discount available to increase reserves.

      Amortization of deferred financing costs increased by $112,086 or 119% to $205,979 during the three months ended September 30, 2001, from $93,893 during the three months ended September 30, 2000. This increase resulted primarily from an increase in prepayments, and increased collections due to the growth of the portfolio. On September 30, 2001 and September 30, 2000, deferred financing costs, as a percentage of Senior Debt outstanding was 1.03% and 1.05% , respectively

       Depreciation expense increased by $27,992 or 66%, to $70,169 during the three months ended September 30, 2001, from $42,177 during the three months ended September 30, 2000. This increase resulted from the purchase of computer equipment, and the renovations of office space for the Company's subsidiary Tribeca.

       Operating income increased by $1,385,170 to $980,811 during the three months ended September 30, 2001 from a loss of $404,359 during the three months ended September 30, 2000.

       During the three months ended September 30, 2001 and September 30, 2000, there was no provision for income tax due to the utilization of the loss carry-forward.

       Net income increased by $1,385,170 to $980,811 during the three months ended September 30, 2001 from a loss of $404,359 during the three months ended September 30, 2000.


Nine months Ended September 30, 2001 Compared to Nine months Ended September 30, 2000.

      Total revenue increased by $7,163,494 or 36%, to $27,039,687 during the nine months ended September 30, 2001, from $19,876,193 during the nine months ended September 30, 2000.

      Interest income on notes receivable increased by $5,543,788 or 38%, to $20,320,114 during the nine months ended September 30, 2001 from $14,776,326 during the nine months ended September 30, 2000. This increase resulted primarily from the $177 million in high yielding performing notes acquired by the Company between October 2000 and September 30, 2001, which was only partially offset by collections, prepayments, and loan sales.

      Purchase discount earned increased by $183,235 or 7%, to $2,978,578 during the nine months ended September 30, 2001 from $2,795,343 during the nine months ended September 30, 2000. This increase similarly reflected the growth in size of the portfolio. Purchase discount increased at a lower rate than the growth in the portfolio due to the maturation of the portfolio, and the purchase of performing assets for yield spread as opposed to purchase discount during the nine months ended September 30, 2001.

      Gain on sale of notes receivable increased by $373,210 or 65% to $948,966 during the nine months ended September 30, 2001, from $575,756 during the nine months ended 2000. This increase reflected an increase in bulk sales during the nine months ended September 30, 2001. The Company sold $20.7 million in loans during the nine months ended September 30, 2001, and $1.4 million during the nine months ended September 30, 2000.

      Gain on sale of notes originated by Tribeca increased by $223,421 or 133% to $391,417 during the nine months from $ 167,996 during the nine months ended September 30, 2000. This increase reflected an increase in the number of Tribeca loans originated and sold and higher margins on sales during the nine months ending September 30, 2001, as compared to the nine months ending September 30, 2000.

      Gain on sale of OREO increased by $770,729 or 221% to $1,119,699 during the nine months ended September 30, 2001, from $348,970 during the nine months ended September 30, 2000. This increase reflected increases in both the volume of OREO properties sold and the increase gain realized on the sale of rental OREO properties during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000. The Company sold 113 OREO properties during the nine months ended September 30, 2001, and 103 OREO properties during the nine months ended September 30, 2000.

      Rental income decreased by $242,969 or 47% to $269,605 during the nine months ended September 30, 2001, from $512,574 during the nine months ended September 30, 2000. This decrease reflected a decrease in the number of rental properties during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The Company had 30 and 79 rental properties held as of September 30, 2001 and September 30, 2000.

       Other income increased by $312,080 or 45%, to $1,011,308 during the nine months ended September 30, 2001 from $699,228, during the nine months ended September 30, 2000. This increase reflected increases in prepayment penalties, and late charges, resulting from the increase in size of the Company's portfolio and loan fees associated with Tribeca loans sold.

       Total operating expenses increased by $4,445,452 or 22%, to $24,822,898 during the nine months ended September 30, 2001, from $20,377,446 during the nine months ended September 30, 2000.

      Interest expense increased by $1,821,821 or 13%, to $15,349,371 during the nine months ended September 30, 2001 from $13,527,550 during the nine months ended September 30, 2000. This increase resulted primarily from the increase in
Senior Debt as a result of the acquisition of $177 million in notes receivables. Total debt increased by $87 million or 39%, to $306 million as of September 30, 2001 from $220 million as of September 30, 2000. This increase in debt was partially offset by decreases in costs of funds due to decreases in the Prime rate costs of funds were 6.72% and 9.2% during the nine months ended September 30, 2001 and September 30, 2000. Total debt includes Senior Debt, debentures, and financing agreements and loans from affiliates.

       Collection, general and administrative expenses increased by $1,507,185 or 25%, to $7,538,419 during the nine months ended September 30, 2001 from $ 6,031,234 during the nine months ended September 30, 2000.

       Personnel expenses increased by $983,245 or 34%, to $3,861,083 during the nine months ended September 30, 2001 from $2,877,838 during the nine months ended September 30, 2000. This increase reflected an increase in the staffing and the experience level of personnel in the Company's core business, increases in the Tribeca's production and sales force and the accrual of bonus expense necessitated by the increase in income during the nine months ended September 30, 2001. All other collection, general and administrative expenses increased by $523,940 or 17% to $3,677,335 during the nine months ended September 30, 2001 from $3,153,395 during the nine months ended September 30, 2000. This increase resulted primarily from additional rent and office expense associated with new office space at 6 Harrison Street, increased travel for marketing, increased legal fees due to the growth in the portfolio and an accrual of state taxes due to the increase income.

      Provisions for loan loss increased by $767,916 or 228% to $1,103,963 during the nine months ended September 30, 2001 from $336,047 during the nine months ended September 30, 2000. This was due to two large legal loans that require reserve increases and the maturation of older portfolios where there is no longer purchase discount available to increase reserves. Provision for loan losses are incurred as soon as the valuation of the asset diminishes and there is no unamortized discount remaining associated with that asset.

      Amortization of deferred financing costs increased by $296,287 or 79%, to $672,873 during the nine months ended September 30, 2001, from $376,586 during the nine months ended September 30, 2000. This increase resulted primarily from increased collections due to prepayments, and an increase in the number and dollar amount of assets sold, which sales generally accelerate the amortization of financing costs and increased collections due to the growth of the portfolio.

      Depreciation expense increased by $52,243 or 49%, to $158,272 during nine months ended September 30, 2001, from $106,029 during the nine months ended September 30, 2000. This increase resulted from the purchase of computer equipment, and the renovations of office space for the Company's subsidiary Tribeca.

      Operating income increased by $2,718,043 to a gain of $2,216,789 during the nine months ended September 30, 2001, from a loss of $501,253 during the nine months ended September 30, 2000.

       During the nine months ended September 30, 2001 or the nine months ended September 30,2000, there were no provisions for income taxes due to the utilization of the operating loss carry-forward.

        Net income increased by $2,718,043 to gain of $2,216,789 during the nine months ended September 30, 2001 from a loss of $501,253 during the nine months ended September 30, 2000.



Liquidity and Capital Resources

        General. During the nine months ended September 30, 2001 the Company purchased 2,961 loans with an aggregate face value of $146.8 million at an aggregate purchase price of $129.8 million or 88% of face value. During the nine months ended September 30, 2000 the Company purchased 2,245 loans in twenty-four portfolios with an aggregate face value of $83.4 million at an aggregate purchase price of $73.2 million or 88% of aggregate face value. The Company's portfolio acquisitions during the nine months ended September 30, 2001 included $56.3 million in purchased loans from two sources. This increase in acquisitions was due to increased marketing by the Company and lower cost of funds which enabled the Company to be more competitive in the bidding process.

       The Company's portfolio of notes receivable at September 30, 2001 had a face value of $326 million and included net notes receivable of approximately $271 million as compared with a face value of $242.4 million and net notes receivable of approximately $196.9 million as of September 30, 2000. Net notes receivable are stated at the amount of unpaid principal, net of purchase discount and allowance for loan losses. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or, where deemed to be economically advantageous, sale.

       During the nine months ended September 30, 2001, the Company used cash in the amount of $16.9 million in its operating activities primarily for interest expense, and increased infrastructure in the Company's core business, litigation expense incidental to its ordinary collection activities and for the foreclosure and improvement of OREO. The Company used $60.8 million in its investing activities, primarily reflecting purchases of notes receivable which purchases were only partially offset by principal collections upon its notes receivable and proceeds from sales of loans and OREO. The amount of cash used in operating and investing activities was funded by $80 million of net cash provided by financing activities, including primarily, a net increase in Senior Debt of $75.9 million. The above activities resulted in a net increase in cash at September 30, 2001 over December 31, 2000 of $2.3 million.

        In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at September 30, 2001 and 2000, the Company held OREO recorded on the financial statements at $3.8 million and $6.3 million, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or fair market value. The Company estimates, based on third party appraisals and broker price opinions, that the OREO inventory held at September 30, 2001, in the aggregate, had a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) ofapproximately $4.0 million. There can be no assurance, however , that such estimate is substantially correct or that an amount approximating such amount would actually be realized upon liquidation of such OREO. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it is economically beneficial to do so.


Cash Flow

     Substantially all of the assets of the Company are invested in its portfolios of notes receivable and OREO. Primary sources of the Company's cash flow for operating and investing activities are borrowings under its Senior Debt facilities, collections on notes receivable and gain on sale of notes and OREO properties.

     At September 30, 2001, the Company had unrestricted cash, cash equivalents and marketable securities of $9.5 million.

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

Financing Activities

      Senior Debt. As of September 30, 2001, the Company owed an aggregate of $307 million to the Lender of Senior Debt, under 144 loans.

      The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest at variable rates between 0%, and 2.00% over the prime rate. The accelerated payment provisions of the Senior Debt are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations , be applied to reduce the Senior Debt, and the second requires a further amount to be applied toward additional principal reduction from available cash after scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the minimum scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow that is available to the Company.

       Certain of the Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The restricted cash is maintained in an interest bearing account, held by the Company's Senior Debt Lender. Restricted cash may be accessed by the Senior Debt Lender only upon the Company's failure to meet the minimum monthly payment due if collections from notes receivable securing the loan are insufficient to satisfy the installment due. Historically, the Company has not called upon these reserves. The aggregate balance of restricted cash in such accounts was $758,928 and $991,319 on September 30, 2001 and September 30, 2000 respectively. The decrease in the balance of restricted cash at September 30, 2001, was due to funds used to place bid deposits on perspective new portfolio acquisitions. Such deposits are returned to restricted cash when the new acquisitions fund, by the Senior Debt Lender.

        Total Senior Debt availability was approximately $400 million at September 30, 2001, of which approximately $306 million had been drawn down as of such date. Additionally the Senior Debt Lender has verbally informed the Company that it will not deem approximately $4 million of Senior Debt that it had syndicated to other banks as of such date as outstanding for purposes of determining availability under of Senior Debt. As a result, the Company has approximately $98 million available to purchase additional portfolios of notes receivable and OREO.

         The Company's Senior Debt Lender has provided the Company with a warehouse financing agreement of $7 million. At September 30, 2001, the Company had drawn down $ 6.1 million on the line. This warehouse agreement allows the Company to convert this debt into a Senior Debt whenever the line approaches maximum capacity.



Harrison First Corporation 12% Debentures. In connection with the acquisition of a loan portfolio during 1995, the Company offered to investors $800,000 of subordinated debentures of which $555,000 were issued. As of September 30, 2001 and December 31, 2000, $36,393 and $72,525, respectively, of these debentures were outstanding. The Harrison 1st 12% Debentures bear interest at the rate of 12% per annum and were payable in quarterly installments. The principal was repaid over three years in ten equal quarterly installments of $22,200 which payments commenced on September 30, 1997 with the remaining balloon payment of $333,000 due September 30, 2000. On September 30, 2000 the Company made a balloon payment of $232,952 funded through the incurrence of Senior Debt and agreed with the holders of $97,048 of 12% Debentures to the extension of payment of such principal amount to December 31, 2001. The Harrison 1st 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.



OREO Line of Credit. The Company has a line of credit with the Senior Debt Lender permitting it to borrow a maximum of approximately $1,500,000 at a rate equal to such lender's prime rate plus two percent per annum. Principal repayment of the lines is due nine months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the financing agreements as of September 30, 2001 and December 31, 2000, were $53,439 and $117,600 respectively. Advances made under the line of credit were used to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding financing agreements and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company, which the Company may be required to hold as rental property to maximize its return.

      Additionally, the Company has opened a financing agreement with a bank. The agreement provides the Company with the ability to borrow a maximum of $150,000 at a rate equal to the bank's prime rate plus one percent per annum. As of September 30, 2001 and December 31, 2000 $117,410 and $127,014 respectively, were outstanding on the financing agreement.








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

Trial in this matter was held on the remaining claims during January 2000. On February 10, 2000, the Court entered judgment in favor of the Company and against PCC in the amount of $1.7 million plus interest from May 7, 1997. With interest, the amount due under the judgment is approximately $2 million as of February 10, 2000. The Company does not know if PCC has sufficient assets to satisfy the judgment; however, it has collected $ 60,000 towards this receivable as of December 31, 2000.

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

    4(a) 15% Convertible Subordinate Debentures. Previously filed with , the Company's Registration Statement on Form S-4, No. 33-81948, filed with the Commission on November 24, 1994.

     (b) Warrants associated with principal repayment of the 15% Convertible Subordinated Debentures. Previously filed with, the Company's Registration Statement on Form S-4, No.33-81948, filed with the Commission on November 24, 1994.

   10(d) Employment Agreement dated December 4,1996, between the Company and Joseph Caiazzo. Previously filed with, the Company's Form 10K-SB, filed with the Commission on March 31, 1997.

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

November 14, 2001                              FRANKLIN CREDIT MANAGEMENT
                                                     CORPORATION

                                             By:      THOMAS J. AXON
                                         ----------------------------------
                                                      Thomas J. Axon
                                                  Chairman of the Board


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                   Date

SETH COHEN         Chief Executive Officer                  November 14, 2001
----------                                                  ------------------
Seth Cohen             and Director
(Principal executive officer)


JOSEPH CAIAZZO     Senior Vice President,Chief Operating     November 14, 2001
--------------                                              ------------------
Joseph Caiazzo     Officer, Secretary and Director
(Secretary)


KIMBERLEY SHAW      Vice President,                          November 14, 2001
--------------                                              ------------------
Kimberley Shaw      Chief Financial Officer
(Principal financial and accounting officer)

Exhibit 11.

Computation of earnings per share third quarter 2001.

                                  No. of Shares          Weight


 12/31/00 Common stock             5,916,527
                                 -------------       25%         1,479,132
                                    5,916,527


 03/31/01 Common stock             5,916,527
                                --------------       25%         1,479,132
                                    5,916,527


 06/30/01 Common stock             5,916,527
                                ---------------      25%         1,479,132
                                    5,916,527

 09/30/01 Common stock            5,916,527
                                -------------        25%         1,479,132
                                    5,916,527

                                   23,266,108

 Weighted average number of shares                              5,916,527

Earnings per Common share:
      Net Income                   $980,811                         $.17



Exhibit 11.

Computation of earnings per share third quarter 2000



                                    No. of Shares       Weight

 12/31/99 Common stock               5,916,527
                                   ------------          25%         1,479,132
                                    5,916,527

 03/31/00 Common stock               5,916,527
                                    -----------          25%         1,479,132
                                    5,916,527


 06/30/00 Common stock               5,916,527
                                   -------------         25%         1,479,132
                                    5,916,527

 09/30/00 Common stock               5,916,527
                                   -------------         25%         1,479,132
                                    5,916,527

                                   23,266,108

   Weighted average number of shares                                 5,916,527

Earnings per Common share:
      Net Income                   $(404,359)                        $   (.07)

