Form 10KSB
period 2001-12-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2002-04-01
CIK 831246

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

Issuer's revenues for its most recent fiscal year: $37,963,358

As of March 27, 2002 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding. On that date, the aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the issuer was $1,676,499 (based on the average of the reported closing bid and ask price on such date).

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No .

Transitional Small Business Disclosure Format: Yes         No  X

Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 2001, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     BUSINESS OF REGISTRANT. Franklin Credit Management Corporation ("FCMC", and together with its wholly-owned subsidiaries, the "Company") is a specialty consumer finance and asset management company primarily engaged in the acquisition, origination, servicing and resolution of performing, sub-performing and non-performing residential mortgage loans and residential real estate. The Company's portfolio consists primarily of non-conforming subprime assets. Mortgage loans are purchased at a discount relative to the aggregate unpaid principal balance of the loans and real estate is acquired in foreclosure or otherwise at a discount relative to the appraised value of the asset.

     During 2001, the Company took advantage of market opportunities to increase its volume of loan acquisitions, pursuing a strategy of acquiring primarily higher coupon non-investment grade performing loans. Based on acquisition volume the Company's portfolio grew 36% to $360 million at December 31, 2001 as compared to $264 million at December 31, 2000. The Company expects to continue this strategy, as well as increase both the pace and amount of acquisitions, during 2002.

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

     Since commencing operations in 1990, the Company has purchased, in aggregate, approximately 23,453 loans with a face value of approximately $738 million from primarily private institutions. The Company seeks to develop relationships with mortgage bankers, banks, and other specialty finance companies which may, through on-going purchase arrangements, provide additional sources of mortgage portfolios, individual mortgage assets and real estate assets.

     During the year ended December 31, 2001, the Company purchased 3,599 loans with an aggregate face value of $184 million at an aggregate purchase price of $162 million or 88% of face value. As of December 31, 2001, the Company's portfolio included approximately 9,899 loans with an aggregate face value of $332 million. An allowance for loan losses of approximately
     $34 million has been recorded against this face value. At December 31, 2001, approximately 94% of the Company's loan portfolio consisted of first mortgages, home equity/home improvement and second mortgages collateralized by real estate, 4% consisted of loans collateralized by other assets, and 2% consisted of unsecured loans. Although the Company attempts to collect on all loans in its portfolio, it is unlikely that the Company will be successful in collecting the full amount due for each loan in its portfolio. In addition, significant administrative and litigation expenses are often incurred in its collection efforts. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7. Financial Statements".

     The Company sells portfolios of performing, reperforming and nonperforming loans on a whole loan basis. During 2001, the Company sold 125 performing loans with an aggregate face value of $12.3 million, and 154 non-performing loans with an aggregate face value of $11.9 million. During 2000 the Company sold 94 performing loans with a face value of $8 million, and 39 non-performing loans with an aggregate face value of $5 million. The Company expects to continue this strategy when the sale of assets generates a greater cash flow than the risk adjusted net present value of cash flows from holding the assets. The Company does not generally retain the servicing rights on loans it sells.

      As of December 31, 2001, the Company owed an aggregate of $314 million ("Senior Debt") to a bank (the "Senior Debt Lender"), which was incurred in connection with the purchase of, and is secured by, the Company's loan and OREO (Other Real Estate Owned) portfolios. In December 2001, the Company's Senior Debt agreement was amended. Under the amendment interest on Senior Debt accrues at variable rates based on the Federal Home Loan Bank of Cincinnati (FHLB) thirty (30) day advance rate plus an additional spread of 3.25%. For all other Senior Debt, acquired prior to March 1, 2000, interest will be based on the Prime Rate plus a margin of between 0% and 1.75%; approximately $68 million of total senior debt falls into this category. At December 31, 2001, the weighted average interest rate on Senior Debt was 5.25%. The Senior Debt Lender has advised the Company that as of December 31, 2001, there was $190 million of Senior Debt available to be used by the Company to purchase additional portfolios of mortgage loans.

     The Company employs standardized in-house servicing procedures in the acquisition, origination, and collection of loans. The Company is divided into five operating departments, which are described below:

     ACQUISITION DEPARTMENT. The Acquisition Department is divided into the Bulk purchase unit, which is responsible for acquisitions in excess of $1 million and a Flow Unit, which is responsible for acquisitions less than $1 million. The Acquisition Department identifies opportunities to purchase portfolios of mortgage loans, performs due diligence, and assists in the integration of the acquired assets into the Company's existing portfolio. The due diligence process, includes an analysis of the majority of loans in a portfolio, evaluating, among other things, lien position and value of collateral, debt-to-income ratios, the borrower's creditworthiness, employment stability, years of home ownership, education, credit bureau reports and mortgage payment history. The Acquisition Department conducts reviews of the loan files comprising the portfolio, and where appropriate performs an on-site evaluation of the seller's loan servicing department. This process provides the Company additional information critical to properly evaluating the portfolio. The information derived from due diligence is compared to the Company's historical statistical data base, and coupled with the Company's cumulative knowledge of the sub-prime mortgage industry enables the Acquisition Department to project a collection strategy and estimate the collectibility and timing of cash flows with respect to each loan. Based upon this information, the Acquisition Department prepares a bid, which meets the Company's established pricing and yield guidelines. When loans are acquired the Acquisition Department, with the assistance of the Management

     Information Systems staff ("MIS"), monitors the electronic transfer of loan data into the Company's data management system.

     SERVICING DEPARTMENT. The Servicing Department manages the Company's performing loans and seeks to provide quality customer service and secure full payment of the total face value and accrued charges, by monitoring monthly cash receipts, maintaining customer relations and, where appropriate, entering into extension and modification agreements. The Servicing Department is responsible for the maintenance of real estate tax and insurance escrow accounts. Servicing Department members continuously review and monitor the status of collections and individual loan payments in order to proactively identify and solve potential collection problems as well as identify potential loans for sale to third parties or refinance though Tribeca. Upon acquisition of loan portfolios, the Servicing
     Department: (i) issues introductory letters with information regarding the change of ownership of the loan, payment information and a toll-free Company information telephone number; (ii) conducts internal audits of newly acquired loans to identify and address any disputes or problems relating to the accounting for these loans; and (iii) issues an audit letter advising the borrower of the outstanding balance, last payment date and remaining term of the loan. As of December 31, 2001, the Servicing Department managed approximately 7,392 accounts, with a total principal outstanding balance of approximately $286 million.

     LEGAL DEPARTMENT. The Legal Department manages and monitors the progress of defaulted loans requiring a legal action and the loss mitigation area, which negotiates legal settlement strategies. These loans are identified and referred by the Acquisition or Service Departments to the Legal Department, which prepares an analysis of each loan to determine a litigation or collection strategy to maximize the amount and speed of recovery and minimize costs. This strategy is based upon the individual borrowers' past payment history, current ability to pay, collateral lien position and current collateral value. The Legal Department sets the collection strategy, negotiates settlements, modification and forbearance agreements, and when appropriate retains outside counsel, manages their costs, and monitors ensuing litigation to insure the optimal recovery of the remaining principal and interest balance. The Legal Department monitors each defaulted loan through the foreclosure process, recovery of a money judgment or other settlement, and continues to monitor recovery of deficiency balances after a foreclosure has been completed. As of December 31, 2001, the Legal Department managed approximately 2,469 loans, with a total principal outstanding balance of approximately $74 million.

     REAL ESTATE DEPARTMENT. The Real Estate Department manages all properties in order to preserve their value, realize rental income and insure that maximum returns are realized upon sale. The Real Estate Department is responsible for both the sale of OREO as well as for the management of OREO that are held as rental properties until such time as an economically beneficial sale can be arranged. As Of December 31, 2001, the Real Estate Department managed approximately 77 OREO properties, of which 16 were rental properties. The Company seeks to rent those properties for which it believes it can realize a higher return from such rental than from the value expected to be realized in the sale of the property.

     TRIBECA LENDING. Tribeca provides first and second mortgages to individuals interested in purchasing or refinancing performing loans in the Company's existing database. Tribeca focuses on developing an array of niche products to fulfill needs such as high loan to value ("LTV"), sub-prime, non-conforming and loss mitigation second mortgages. Loans are originated by a retail sales force generates leads from the Company's database of serviced loans, and external sources. The majority of loans are expected to be warehoused until the inventory reaches the critical mass needed to maximize profits through bulk sales in the secondary market. Tribeca's staff processes, underwrites and closes all loans in its own name.

     During 2001, Tribeca originated 386 mortgages with an aggregate principal balance of $41.5 million. During 2000, Tribeca originated 118 mortgages with an aggregate principal balance of $8.2 million.

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

     COMPETITION. The Company faces significant competition in the acquisition of loan portfolios. Many of the Company's competitors have financial resources, acquisition departments and servicing capacity considerably larger than the Company's. Among the Company's largest competitors are Residential Funding Corporation and Bayview Financial Trading Group. Competition for acquisitions is generally based on price, reputation of the purchaser, funding capacity and timing. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations:
     General - Cost of Funds".

     The market for subprime loan origination is also highly competitive. Tribeca competes with savings banks, mortgage brokers, and mortgage bankers for the origination of mortgages. Among the largest of these competitors are Greenthal Realty Partner, New Century Mortgage, Amquest Mortgage, and Household Financial Service. Many of Tribeca's competitors possess greater financial resources, longer operating histories, and lower costs of capital than Tribeca. Competition for mortgage originations is based upon marketing efforts, loan processing capabilities, funding capacity, loan product desirability and the ability to sell the loans for a premium in the secondary market.

     The Company also experiences competition from mortgage and finance companies in the sale of reperforming and newly originated loan portfolios. Important characteristics which impact competition in this market are price, loan-to-value, size of pools and the integrity of portfolio data.

     CUSTOMERS. The Company's revenue is derived from interest and purchase discount recognized from the collection of loans, origination fees, rental income, gains recorded from the bulk sale of performing, non-performing and originated loans to banks and other financial institutions, and the result recorded from the sale of OREO. The Company's borrowers are a diverse population and no single borrower represents a significant portion of the Company's loans. The Company sells bulk portfolios of performing and non-performing loans, when such sales are economically beneficial to the Company. While the Company has previously been successful in marketing loan portfolios, which it has sold, and believes there are sufficient buyers for its products no assurance that the Company will be able to successfully market loan portfolios in the future.

     SUPPLIERS. The Company acquires its loans through a variety of sources including private and public auctions, negotiated sales, ongoing purchase agreements, and joint-bids with other institutions. The supply of assets available for purchase by the Company is influenced by a number of factors including knowledge by the seller of the Company's interest in purchasing assets, the general economic climate, financial industry regulation, and new loan origination volume. While the Company continues to pursue additional sources for purchasing assets, there can be no assurance that existing and future sources will provide sufficient opportunities for the Company to purchase assets at favorable prices. Prior to 1996 the RTC, and the FDIC, represented the source of the majority of the Company's loan purchases. During the past year, several institutions supplied the Company with its portfolio acquisitions, as measured by purchase price. The Company's sources of loan acquisition have varied from year to year and the Company expects that this will continue to be the case. During the year the Company continued to grow it's niche of purchasing small individual assets, or pools of assets under a million dollars from various sources. The Company believes that this market is under served and will open up additional opportunities to establish relationships with a continuous supply of loans that would not be available through periodic bulk purchases.

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

     The Company is subject to the rules and regulations of, and examinations by, the Department of Housing and Urban Development ("HUD"), the Federal Trade Commission and other federal and state regulatory authorities with respect to originating, underwriting, funding, acquiring, selling and servicing mortgage loans. In addition, there are other federal, State and City statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for loans, prohibit discrimination, provide for inspection and appraisals of properties, require credit reports on prospective borrowers, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. The Company is required to submit annual audited financial statements to various governmental regulatory agencies that require the maintenance of specified net worth levels.

     Regulation Z requires a written statement showing an annual percentage rate of finance charges and requires that other information be presented to debtors when consumer credit contracts are executed. RESPA requires written disclosure concerning settlement fees and charges, mortgage-servicing transfer practices and escrow or impound account practices. It also prohibits the payment or receipt of "kickbacks" or referral fees in connection with the performance of settlement services. The Fair Credit Reporting Act requires certain disclosures to applicants concerning information that is used as a basis for denial of credit. HMDA requires collection and reporting of statistical data concerning borrower demographics. ECOA prohibits discrimination against applicants with respect to any aspect of a credit transaction on the basis of sex, marital status, race, color, religion, national origin, age, derivation of income from public assistance programs, or the good faith exercise of a right under the Federal Consumer Credit Protection Act. The Fair Housing Act prohibits discrimination in mortgage lending on the basis of race, color, religion, sex, handicap, familial status or national origin.

     The interest rates which the Company may charge on its loans are subject to Federal and State usury laws, which specify the maximum rate, which may be charged to consumers. In addition, both federal and state truth-in-lending regulations require that the Company disclose to its borrowers prior to execution of the loans all material terms and conditions of the financing, including the payment schedule and total obligation under the loans. The Company believes that it is in compliance in all-material respects with such regulations.

     Failure to comply with any of the foregoing federal and state laws and regulations could result in the imposition of civil and criminal penalties on the Company, class action lawsuits and administrative enforcement actions. The Company does not expend material amounts of financial resources complying with federal, state or local laws and regulations.

     ENVIRONMENTAL MATTERS. In the course of its business the Company has acquired, and may acquire in the future, properties securing loans that are in default. It is possible that hazardous substances or waste, contamination, pollutants or sources thereof could be discovered on such properties after acquisition by the Company. In such event, the Company would seek to have such loans repurchased by the prior seller, as this discovery would constitute a breach of contract. In rare cases, the Company may retain the property the Company may be required by law to remove such substances from the affected properties at its sole cost and expense. There can be no assurance that (i) the cost of such removal would not substantially exceed the value of the affected properties or the loans secured by the properties, (ii) the Company would have adequate remedies against the prior owner or other responsible parties, or (iii) the Company would not find it difficult or impossible to sell the affected properties either prior to or following such removal.

     Employees. As of December 31, 2001, the Company had 97 full-time employees, including 7 in the Acquisitions Department, 23 in the Service Department, 8 in the Legal Department, 2 in the Real Estate Department, 7 in the Accounting Department, 5 in the MIS Department, and 3 in the Marketing Department, 6 clerical employees, 11 managerial employees, and 25 employees in Tribeca.

     The Company has never experienced a material work stoppage or slowdown due to labor disagreements. The Company believes that its relations with all employees are satisfactory. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTIES

     Properties. The Company owns a 6,600 square foot office condominium unit located on the sixth floor of Six Harrison Street, New York, New York, which houses its principal offices. See "Item 12. Certain Relationships and Related Transactions." In addition, the Company leases approximately 6,400 square feet of office space at 99 Hudson Street, New York, New York, which houses the Loan Servicing Department. The lease expires on January 31, 2009 and is at an approximate annual rent of $126,000. In November of 2000 the Company sub-leased additional office space located on the fifth floor of Six Harrison Street, New York, which now houses Tribeca Lending's sales force. The lease expires on September 1, 2004 and is at an approximate annual rent of $49,300. In November 2001 the Company leased office space on two floors located at 185 Franklin Street for its Accounting and Tribeca Operations departments. The lease expires in November 2003 and is at an average approximate annual rent of $120,000.

     OREO Properties. The Company owns OREO in various parts of the country that were acquired through acquisition, foreclosure or a deed in lieu. These properties are 1-4 family residences, coops, condos, and commercial property. The Company acquires or forecloses on property primarily with the intent to sell such property at a profit, or rents the property until an economically beneficial sale can be made. From time to time OREO properties may be in need of repair or improvements. The OREO property is then evaluated independently and a decision is made on whether the additional investment would generate an additional return.

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

     Trial in this matter was held on the remaining claims during January 2000. On February 10, 2000, the Court entered judgment in favor of the Company and against PCC in the amount of $1.7 million plus interest from May 7, 1997. With interest, the amount due under the judgment is approximately $2 million as of February 10, 2000. The Company has collected in excess of $70,000 from a bank account maintained by PCC and has also obtained an order allowing the Company to attach PCC interest in mortgage loans originated by PCC which have a face value in excess of $200,000.

     After FCMC commenced its action against PCC, NJK Holdings, Inc. ("NJK") purchased all of PCC's issued and outstanding stock and all option rights to acquire any of PCC's stock. Prior to the time FCMC obtained the Judgment, NJK apparently decided to terminate the business operations of PCC and began to liquidate the assets of PCC.

     As part of FCMC's collection activities, FCMC obtained evidence that suggested that NJK was converting to its own use assets belonging to PCC. However, before completing a complete transfer of the same, FCMC was able to exercise a lien on a claim under an E&O Policy maintained by PCC. Subsequently, the claim was liquidated at approximately $1 million dollars. The E&O carrier refused to issue the check directly to NJK due to the existence of FCMC's claims.

     In response, NJK sued FCMC seeking a determination that FCMC had no interest in the E&O proceeds. FCMC counterclaimed against NJK asserting that NJK did not have a lien against the proceeds of the E&O policy; that monies transferred from PCC to NJK were accomplished through illegal distributions and a fraudulent transfer and that NJK was the alter ego of PCC and as such was liable for the judgment FCMC obtained against PCC.

     NJK filed a Motion for Summary Judgment in late 2001. FCMC filed a response and a hearing on the Motion for Summary Judgment was held on January 30, 2002. The matter is currently under advisement.

     Trial is currently scheduled to commence on March 25, 2002. It is currently anticipated that the trial will last approximately two weeks.


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

     The following table sets forth the bid prices for the common stock on Nasdaq Bulletin Board, for the periods indicated trading during these periods was limited and sporadic. Therefore, the following quotes may not accurately reflect the true market value of the securities. Such prices reflect inter-dealer prices without retail markup or markdown or commissions and may not represent actual transactions. Information for 2001 and 2000 was compiled from information representing the daily inter-dealer bid activity during the period.

                                    2001 Bid                    2000 Bid
                                    --------                    --------
                               High          Low            High        Low
                               ----          ---            ----        ---
     First Quarter            $ 0.33       $ 0.33          $ 0.75      $ 0.55
     Second Quarter           $ 1.20       $ 1.20          $ 0.75      $ 0.75
     Third Quarter            $ 1.10       $ 1.01          $ 0.45      $0.375
     Fourth Quarter           $  .75       $  .70          $ 0.50      $0.375

     As of March 30, 2002, there were approximately 525 record holders of the Company's Common Stock.

     Dividend Policy. The Company intends to retain all future earnings that may be generated from operations to help finance the operations and expansion of the Company and accordingly does not plan to pay cash dividends to holders of the Common Stock during the reasonably foreseeable future. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such factors as the Company's Board of Directors deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Forward-Looking Statements. When used in this report, press releases and elsewhere by the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion and the Form 10-KSB, may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: unanticipated changes in the U.S. economy, including changes in business conditions and interest rates and changes in the level of growth in the finance and housing markets, the availability for purchases of additional loans, the status of relations between the Company and its Senior Debt Lender, the status of relations between the Company and its sources for loan purchases, unanticipated difficulties in collections under loans in the Company's portfolio and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     CRITICAL ACCOUNTING POLICIES

     The following management's discussion and analysis of financial condition and results of operations is based on the amounts reported in the Company's consolidated financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on the Company's financial statements. The following is a summary of the Company's accounting policies that are the most affected by management judgments, estimates and assumptions:

     Notes Receivable-The Company purchases real estate mortgage loans to be held as long-term investments. Loan purchase discounts are established at the acquisition date. Management must periodically evaluate each of the purchase discounts to determine whether the projection of cash flows for purposes of amortizing the purchase loan discount has changed significantly. Changes in the projected payments are accounted for as a change in estimate and the periodic amortization is prospectively adjusted over the remaining life of the loans. Should projected payments not exceed the carrying value of the loan, the periodic amortization is suspended and either the loan is written down or an allowance for uncollectibility is recognized. The allowance for loan losses, a material estimate which could change significantly in the near-term, is initially established by an allocation of the purchase loan discount based on the management's assessment of the portion of purchase discount that represents uncollectable principal. Subsequently, increases to the allowance are made through a provision for loan losses charged to expense. Given the nature of the Company's loan portfolio and the underlying real estate collateral significant judgment is required in determining periodic amortization of purchase discount, and allowance for loan losses. The allowance is maintained at a level that management considers adequate to absorb potential losses in the loan portfolio.


     LOAN AND OREO ACQUISITIONS. During the year ended December 31, 2001 ("fiscal 2001") the Company purchased 3,599 loans consisting primarily of first and second mortgages, with an aggregate face value of $184 million at an aggregate purchase price of $162 million or 88% of the face value compared with the purchase during the year ended December 31, 2000 ("fiscal 2000") of 2,907 loans consisting primarily of second mortgages, with an aggregate face value of $113 million at an aggregate purchase price of $96 million or 85% of the face value. Acquisition of these 2001 portfolios was fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee.

     The Company believes these acquisitions of loans will result in substantial increases in the level of interest income during future periods. Payment streams are generated once the loans are incorporated into the Company's loan tracking system.

     Management intends to continue to expand the Company's earning asset base through the acquisition of additional portfolios including performing and non-performing real estate secured loans. The Company believes that its current infrastructure is adequate to service additional loans without any material increases in expenses.

     COST OF FUNDS. During the year 2001 there were several decreases in the prime rate, the benchmark rate for the Company's costs of funds on Senior Debt used to fund loan portfolio acquisitions. As of December 31, 2001, the Company had Senior Debt outstanding under several loans with an aggregate principal balance of $314 million. Additionally the Company has financing agreements, which had an outstanding balance of $7,542,511 at December 31, 2001.

     The majority of the loans purchased by the Company bear interest at a fixed rate, while the Senior Debt is at a variable rate. Consequently, changes in market interest rate conditions have caused direct corresponding changes in interest expense. On December 31, 2001 the Company and its Senior Debt Lender agreed to a long term interest rate agreement pursuant to which the interest rate for Senior Debt incurred after March 1, 2000, will be the Federal Home Loan Bank of Cincinnati (FHLB) thirty (30) day advance rate plus an additional spread of 3.25%. Under the amendment Senior Debt incurred prior to March 1, 2000 will accrue interest at a rate equal to the prime rate plus a margin of between 0% and 1.75%; approximately $68 million of total loans fall into this category. The Company believes that this new agreement will provide additional acquisition opportunities and ongoing competitiveness in the market. Decreases in the prime rate during the year positively impacted the net income of the Company. The weighted average interest rate on borrowed funds for the Senior Debt based on the balances as of December 31, 2001 and December 31, 2000 was 5.25% and 9.16%, respectively.

     The impact of inflation on the Company's operations during both fiscal 2001 and 2000 was immaterial.


RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Total revenue, comprised of interest income, purchase discount earned, gains recognized on the bulk sale of notes, gain on sale of OREO, gain on sale of loans originated, rental income and other income, increased by $8,915,968 or 31%, to $37,963,358 during fiscal 2001, from $29,047,390 during fiscal 2000.

     Total revenue as a percentage of notes receivable in the Company's portfolio as of the last day of the fiscal year, net of allowance for loan losses during fiscal 2001 was 12.7% as compared with 12.6% during fiscal 2000. Interest income on notes receivable increased by $7,951,120 or 38%, to $28,824,624 during fiscal 2001 from $20,873,504 during fiscal 2000. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from the purchase of $184 million of performing loans during 2001, which increased the size of the Company's outstanding portfolio of notes receivable by 30%.

     Purchase discount earned increased by $198,464 or 5%, to $3,986,498 during fiscal 2001 from $3,788,034 during fiscal 2000. The increase in purchase discount earned reflected the growth in size of the portfolio. Purchase discount increased at a lower rate than the growth in the portfolio due to the maturation of the portfolio, and the purchase of performing assets for yield spread as opposed to purchase discount during the year.

     Gains from the bulk sale of loans decreased by $688,537 or 41%, to $986,570 during fiscal 2001 from $1,675,107 during fiscal 2000. This decrease reflected the change in mix of loans sold to include a significantly greater proportion of non-performing loans in 2001, which resulted in lower margins. The Company sold approximately $24 million in face value notes receivable during 2001 as compared to $13 million during 2000.

     Gain on sale of originated notes by Tribeca increased by $565,140 or 204%, to $842,051 during 2001 from $276,911 during fiscal 2000. This increase was due to an increase in the number of loans sold during 2001 as compared to 2000. Tribeca had loan sales of $15 million during 2001 as compared to $5 million of loans during 2000.

     Gain on sale of OREO increased by $747,609 or 107% to $1,448,548 during fiscal 2001 from $ 700,939 during fiscal 2000. The increase resulted from the sale of OREO properties during the year that had appreciated in value in the Company's portfolio. The Company sold 140 OREO properties during 2001 as compared to 120 OREO properties during 2000.

     Rental income decreased by $342,498 or 51% to $330,250 during fiscal 2001, from $672,748 during fiscal 2000. Rental income decreased due to the sale of several rental properties where it was more advantageous to sell than continue to hold for rent during the year. The Company held 17 rental properties at December 31, 2001 as compared to 47 at December 31, 2000.

     Other income increased by $484,670 or 46%, to $1,544,817 during fiscal 2001 from $1,060,147 during fiscal 2000. The increase was due primarily to increases in the number of prepayment penalties due to an increase in prepayments during 2001, late charges resulting primarily from the growth in the size of the portfolio and increased loan fees from loan originations.

     Total operating expenses increased by $6,160,483 or 22% to $34,637,210 during fiscal 2001 from $28,476,727 during fiscal 2000. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, service fees, amortization of loan commitment fees and depreciation expense.

     Interest expense increased by $1,972,749 or 11%, to $20,754,281 during fiscal 2001 from $18,781,532 during fiscal 2001. This increase resulted primarily from the increase in debt reflecting the Company's 37 % increase in notes receivable and loans held at the end of fiscal 2001 over those held at the end of fiscal 2000. Total debt increased by $88 million or 38%, to $321 million as of December 31, 2001 as compared with $233 million as of December 31, 2000. Interest expense was partially offset by decreases in the Company's costs of funds. Total debt includes Senior Debt, debentures, financing agreements and loans from affiliates.

     Collection, general and administrative expenses increased by $1,896,270 or 22% to $10,411,012 during fiscal 2001 from $8,514,742 during fiscal 2000.
     The primary components of collection, general and administrative expense are personnel expense, OREO related expense, litigation expense, office expense, and collection expense.

     Personnel expenses increased by $1,409,613 or 35%, to $5,438,283 during fiscal 2001 from $4,028,669 during fiscal 2000. This increase resulted from the growth in size of the Company's loan production staff, salary increases, increased commissions due to increased loan production and bonus accruals. OREO related expenses decreased by $386,066 to $876,441 during fiscal 2001 from $1,262,506 during fiscal 2000 due to the selling of OREO properties. Office expenses increased by $258,080 or 49%, to $ 789,711 during fiscal 2001 from $531,631 due to an increase in office space for Tribeca on the fifth floor of 6 Harrison Street and new office space at 185 Franklin Street for the file room, Accounting and Tribeca operations. Other general and administrative expenses increased $614,644 or 23% to $3,306,577 during fiscal 2001 from $2,691,933 during fiscal 2000. This increase resulted primarily from increased travel for marketing, due diligence, increased legal expenses for asset protection, and professional fees.

     Provisions for loan losses increased by $1,776,448 or 432%, to $2,187,453 during fiscal 2001 from $411,005 during fiscal 2000. This increase was primarily due to reserve increases on two large loans that are in litigation, the write off a $873,000 loan that was deemed uncollectable and reserve increases in portfolios that no longer have purchase discount. Bad debt expense expressed as a percentage of face value of notes receivable and loans held as of the last day of such years for fiscal 2001 and fiscal 2000 were approximately 0.60% and 0.15%, respectively. Provisions for loan losses are incurred as soon as the valuation of the asset diminishes and there is no unamortized discount remaining associated with that asset.

     Amortization of deferred financing costs increased by $438,551 or 71%, to $1,058,443 during fiscal 2001 from $619,892 during fiscal 2000. This increase resulted primarily from the growth in size of the portfolio, increased prepayments, collections, and an increase in the aggregate amount of assets sold, which sales generally accelerate the amortization of financing costs. On December 31, 2001 and December 31, 2000, deferred financing costs, as a percentage of Senior Debt outstanding was 1.02 % and 1.05%, respectively.

     Depreciation expense increased by $76,465 or 51%, to $226,021 during fiscal 2001 from $149,556 during fiscal 2000. This increase resulted primarily the purchase of computer equipment.

     The Company's operating income increased by $2,311,485 to $2,882,148 during fiscal 2001 from $570,663 during fiscal 2000 for the reasons set forth above.

     During 2001, the Company had a provision for income taxes of $444,000 after utilizing all available net operating losses and removed the valuation allowance. The Company did not record a provision in 2000 since available net operating losses exceeded taxable income. A valuation reserve was established against excess net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     General. During fiscal 2001 the Company purchased 3,599 loans with an aggregate face value of $184 million at an aggregate purchase price of $162.3 million or 88% of the face value. During fiscal 2000, the Company purchased 2,907 loans with an aggregate face value of $113 million at an aggregate purchase price of $96 million or 85% of face value. This increase reflected the Company's enhanced marketing efforts, which generated increased market penetration.

     Liquidity. The Company's portfolio of notes receivable at December 31, 2001, had a face value of $332 million and included net notes receivable of approximately $276 million. Net notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or sale if it is economically advantageous to do so.

     During fiscal 2001, the Company used cash in the amount of $25.3 million in its operating activities primarily for interest expense, overhead, litigation expense incidental to its collections and for the foreclosure and improvement of OREO. The Company used $62.4 million in its investing activities, which reflected primarily the use of $162.3 million for the purchase of note receivable offset by principal collections of its notes receivable of $72.9 million and proceeds from sales of OREO of $8.6 million. Net cash provided by financing activities was $88.3 million primarily from an increase in Senior Debt of $83 million. The above activities resulted in a net increase in cash at December 31, 2001 over December 31, 2000 of $571,816.

     In the ordinary course of its business, the Company accelerates its foreclosures of real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at December 31, 2001 and 2000, the Company held OREO recorded in the financial statements at $3.8 million and $5.3 million, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or fair market value less estimated costs of disposal. The Company believes that the OREO inventory held at December 31, 2001 has a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $4.1 million based on market analyses of the individual properties less the estimated closing costs. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it is economically beneficial to do so.

     Operating Expenses of Tribeca. During 2001, Tribeca recorded income of $396,788 compared to a loss of $165,740 during 2000. This increase stemmed from a change in management in Tribeca. The Company hired a new Vice President who along with a new sales force increased production in Tribeca; this was responsible for a 406% increase in loan originations, a 200 % increase in loans sold and a 339% increase in net income. The Company funded the start-up of Tribeca with $1.1 million of proceeds from the refinancing of two loan portfolios through its Senior Debt Lender. Additionally, such lender has provided Tribeca with a warehouse financing agreement of $7 million. There can be no assurances that Tribeca will earn a profit in the future, however, management believes that Tribeca's existing cash balances, credit lines, and anticipated cash flow from operations will provide sufficient working capital resources for Tribeca's anticipated operating needs. During fiscal 2001 Tribeca negotiated with the Senior Debt Lender to allow Tribeca to convert debt incurred under it's warehouse line into senior debt each time the aggregate amount outstanding hit $7 million dollars. This has allowed Tribeca to hold its loans while continuing its origination activity and thereby allowing Tribeca greater flexibility to time its bulk sales in the secondary market to its greatest advantage. The Senior Debt generally accrues interest at a variable rate based on the FHLB rate of Cincinnati plus a premium of 3.25%.

CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES

     Substantially all of the assets of the Company are invested in its portfolios of notes receivable. The Company's primary source of cash flow for operating and investing activities is collections on notes receivable and gains on sale notes and OREO properties.

     At December 31, 2001, the Company had unrestricted cash, cash equivalents and marketable securities of $7.8 million. A portion of the Company's available funds may be applied to fund acquisitions of companies or assets of companies in complementary or related fields, which may cause the Company to incur additional capital expenditures, outside the acquisitions of additional notes receivable. Although the Company from time to time engages in discussions and negotiations, it currently has no agreements with respect to any particular acquisition.

CASH FLOW FROM FINANCING ACTIVITIES

     Senior Debt. As of December 31, 2001, the Company owed an aggregate of $314 million to the Senior Debt Lender, under several loans.

     The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for contractual interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest at a variable rate based on the FHLB rate of Cincinnati plus a premium of 3.25% for all new Senior Debt and debt incurred after March 1, 2000, and prime plus between 0% and 1.75% debt incurred before such date, of which there was approximately $68 million at December 31, 2001. At December 31, 2001, the weighted average interest rate on Senior Debt was 5.25%. The accelerated payment provisions are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a weekly additional principal reduction from cash collected before scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the contractual scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow that is available to the Company.

     In December 2001, the Company negotiated with its Senior Debt Lender a modification to the Senior Debt obligation, pursuant to which the Senior Debt Lender has provided the Company with cash of $1,345,000 per month for the year. Management believes that this modification will reduce irregular periods of cash flow shortages arising from operations. Management believes that sufficient cash flow from the collection of notes receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of notes receivable, the sale of loans, sales and rental of OREO, or additional borrowing, to repay the current liabilities arising from operations and to repay the long term indebtedness of the Company.

     Certain Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The Company is no longer required to maintain these restricted accounts but has continued to under the prior agreement. The Company typically uses these funds to place deposits on loan portfolio bids. The restricted cash is maintained in an interest bearing account, with the Company's Senior Debt Lender. The aggregate balance of restricted cash in such accounts was $541,443 on December 31, 2001 and $932,574 on December 31, 2000. The decrease in restricted cash at December 31, 2001 was due to cash deposits placed on portfolio bids, which funds are returned to the restricted account by the Senior Debt Lender once funding takes place.

     Total Senior Debt funding capacity was $500 million at March 29, 2002 of which approximately $314 million had been drawn down as of such date. Additionally the Senior Debt Lender has verbally informed the Company that it will not deem approximately $4 million of Senior Debt that it had syndicated to other banks as of such date as outstanding for purposes of determining availability under the Senior Debt Facility. As a result, the Company has approximately $190 million available to purchase additional portfolios of notes receivable.

     The Company's Senior Debt Lender has provided Tribeca with a warehouse financing agreement of $7 million. At December 31, 2001, Tribeca had drawn down $6.8 million on the line. The warehouse line accrues interest based a variable rate of prime plus 2%.

     Harrison First Corporation 12% Debentures. In connection with the acquisition of a loan portfolio during 1995, the Company offered to investors $800,000 of subordinated debentures of which $555,000 were issued. As of December 31, 2001 and 2000, $24,262 and $72,525 respectively, of these debentures were outstanding. The Harrison First 12% Debentures bear interest at the rate of 12% per annum and were payable in quarterly installments. The principal was repaid over three years in ten equal quarterly installments of $22,200 which payments commenced on September 30, 1997 with the remaining balloon payment of $333,000 due June 30, 2000. On June 30, 2000, the Company made a balloon payment of $232,952 funded (through the incurrence of Senior Debt) and agreed with the holders of $97,048 of 12% Debentures to the extension of payment of such principal amount to December 31, 2001 which was later extended to March 31, 2002. The Harrison First 12% Debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinated to the Senior Debt encumbering the loan portfolio.

     Financing Agreement. The Company has a financing agreement with the Senior Debt Lender permitting it to borrow a maximum of approximately $1,500,000 at a rate equal to the bank's prime rate plus two percent per annum. Principal repayment of the line is due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the financing agreement as of December 31, 2001 and December 31, 2000, were $647,791 and $117,600 respectively. Advances made under the financing agreement were used to satisfy senior lien positions and fund capital improvements on certain real estate assets owned by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding financing agreement. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company, which the Company may be required to hold as rental property to maximize its return.


     Aggregate maturities of all long-term debt at currently effective principal payment requirements for the next five years, at December 31, are as follows:

     2002              $ 30,700,721
     2003                22,772,822
     2004                59,903,471
     2005               177,356,311
     2006                20,206,261
     Thereafter          10,570,794
                       ------------

                       $321,510,380
                       ============

ITEM 7.  FINANCIAL STATEMENTS

         See the financial statements and notes related thereto, beginning on page F-1, included elsewhere in this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

--------------------------------------------------------------------------------
PART III

INFORMATION WITH RESPECT TO ITEMS 9, 10, 11, 12 AND ON FORM 10KSB IS SET FORTH IN THE DEFINITIVE PROXY STATEMENT, WHICH WILL BE FILED WITHIN 120 DAYS OF DECEMBER 31, 2001, THE COMPANY'S MOST RECENT FISCAL YEAR. SUCH INFORMATION IS INCORPORATED HEREIN BY REFERENCE.

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

         10(l) Employment Agreement dated July 17, 2000 between the Company and Seth Cohen. Previously filed with, and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on March 31, 2001.

         11          Earnings per Share. Filed herewith.

                                   SIGNATURES


         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2002                     FRANKLIN CREDIT MANAGEMENT
                                   CORPORATION



                                   By: /s/  THOMAS J. AXON
                                       -----------------------------------------
                                       Thomas J. Axon
                                       Chairman


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                                  Date
---------                  -----                                  ----

/s/ SETH COHEN             President, Chief Executive Officer     March 29, 2002
------------------------
Seth Cohen
(Principal executive
officer)


/s/ JOSEPH CAIAZZO         Executive Vice President, Chief        March 29, 2002
------------------------   Operating Officer, Secretary and
Joseph Caiazzo             Director
(Secretary)


/s/ KIMBERLEY SHAW         Vice President,                        March 29, 2002
------------------------   Chief Financial Officer
Kimberley Shaw
(Principal financial
and accounting officer)

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                     PAGE

INDEPENDENT AUDITORS' REPORT                                          F-1

FINANCIAL STATEMENTS FOR THE YEARS ENDED
   DECEMBER 31, 2001 AND 2000:

   Consolidated Balance Sheets                                        F-2

   Consolidated Statements of Income                                  F-3

   Consolidated Statements of Stockholders' Equity                    F-4

   Consolidated Statements of Cash Flows                           F-5 - F-6

   Notes to Consolidated Financial Statements                      F-7 - F-23

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Franklin Credit Management Corporation and Subsidiaries

We have audited the consolidated balance sheets of Franklin Credit Management Corporation and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



New York, New York

March 27, 2002

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

ASSETS                                                                     2001                    2000
                                                                       -------------           -------------

CASH AND CASH EQUIVALENTS                                              $   7,784,162           $   7,212,346
RESTRICTED CASH                                                              541,443                 932,574

NOTES RECEIVABLE:
  Principal                                                              331,643,076             255,055,677
  Purchase discount                                                      (22,248,344)            (23,392,400)
  Allowance for loan losses                                              (33,490,456)            (24,021,479)

           Net notes receivable                                          275,904,276             207,641,798

LOANS HELD FOR SALE-Net                                                   28,203,047               8,605,848

ACCRUED INTEREST RECEIVABLE                                                4,795,789               3,396,405

OTHER REAL ESTATE OWNED                                                    3,819,673               5,290,053

OTHER RECEIVABLES                                                          5,305,409               1,934,443

DEFERRED TAX ASSET                                                         1,567,588               3,481,002

OTHER ASSETS                                                               1,894,052               1,442,687

BUILDING, FURNITURE AND EQUIPMENT - Net                                    1,151,171                 868,471

DEFERRED FINANCING COSTS- Net                                              3,195,891               2,429,661
                                                                       -------------           -------------
TOTAL ASSETS                                                           $ 334,162,501           $ 243,235,288
                                                                       =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                                $   4,230,203           $   2,934,797
  Financing agreements                                                     7,542,511               2,021,334
  Notes payable                                                          313,943,808             231,050,485
  Subordinated debentures                                                     24,262                  72,525
  Notes payable, affiliates and stockholders                                    --                   146,835
  Tax liability
    Current                                                                  225,000                    --
    Deferred                                                               1,866,318               3,561,061
                                                                       -------------           -------------
           Total liabilities                                             327,832,102             239,787,037
                                                                       -------------           -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 10,000,000 authorized shares;
    issued and outstanding: 5,916,527                                         59,167                  59,167
  Additional paid-in capital                                               6,985,968               6,985,968
  Accumulated deficit                                                       (714,736)             (3,596,884)
                                                                       -------------           -------------
           Total stockholders' equity                                      6,330,399               3,448,251
                                                                       -------------           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 334,162,501           $ 243,235,288
                                                                       =============           =============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


                                                       2001                   2000
                                                    ------------           ------------

REVENUES:
  Interest income                                   $ 28,824,624           $ 20,873,504
  Purchase discount earned                             3,986,498              3,788,034
  Gain on sale of notes receivable                       986,570              1,675,107
  Gain on sale of loans held for sale                    842,051                276,911
  Gain on sale of other real estate owned              1,448,548                700,939
  Rental income                                          330,250                672,748
  Other                                                1,544,817              1,060,147
                                                    ------------           ------------
                                                      37,963,358             29,047,390
                                                    ------------           ------------
OPERATING EXPENSES:
  Interest expense                                    20,754,281             18,781,532
  Collection, general and administrative              10,411,012              8,514,742
  Provision for loan losses                            2,187,453                411,005
  Amortization of deferred financing costs             1,058,443                619,892
  Depreciation                                           226,021                149,556
                                                    ------------           ------------
                                                      34,637,210             28,476,727
                                                    ------------           ------------

INCOME BEFORE PROVISION FOR INCOME TAXES               3,326,148                570,663

PROVISION FOR INCOME TAXES                               444,000                  --
                                                    ------------           ------------

NET INCOME                                          $  2,882,148           $    570,663
                                                    ============           ============
NET INCOME  PER COMMON SHARE:
  Basic                                             $       0.49           $       0.10
                                                    ============           ============
  Dilutive                                          $       0.49           $       0.10
                                                    ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING, BASIC AND DILUTIVE                      5,916,527              5,916,527
                                                    ============           ============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


                                        COMMON STOCK               ADDITIONAL
                                ----------------------------        PAID-IN        ACCUMULATED
                                   SHARES          AMOUNT           CAPITAL          DEFICIT            TOTAL
                                -----------      -----------      -----------      -----------       -----------

BALANCE, JANUARY 1, 2000          5,916,527      $    59,167      $ 6,985,968      $(4,167,547)      $ 2,877,588

  Net Income                           --               --               --            570,663           570,663
                                -----------      -----------      -----------      -----------       -----------

BALANCE, DECEMBER 31, 2000        5,916,527           59,167        6,985,968       (3,596,884)        3,448,251

  Net Income                           --               --               --          2,882,148         2,882,148
                                -----------      -----------      -----------      -----------       -----------

BALANCE, DECEMBER 31, 2001        5,916,527      $    59,167      $ 6,985,968      $  (714,736)      $ 6,330,399
                                ===========      ===========      ===========      ===========       ===========


See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                   2001                  2000
                                                                               -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $   2,882,148         $     570,663
  Adjustments to reconcile income (loss) to net cash used in operating activities:
    Gain on sale of notes receivable                                                (986,570)           (1,675,107)
    Gain on sale of other real estate owned                                       (1,448,548)             (700,939)
    Depreciation                                                                     226,021               149,556
    Amortization of deferred financing costs                                       1,058,443               619,892
    Purchase discount earned                                                      (3,986,498)           (3,788,034)
    Provision for loan losses                                                      2,187,453               411,005
    Changes in assets and liabilities:
      Increase in accrued interest receivable                                     (1,399,384)             (971,047)
      (Increase) decrease in other receivables                                    (3,370,966)              892,858
      Decrease in deferred tax asset                                               1,913,414                  --
      (Increase) in other assets                                                    (451,365)             (287,590)
      (Increase) in loans held for sale                                          (19,597,199)           (5,382,123)
      Foreclosures on real estate                                                 (2,066,784)             (216,689)
      (Decrease) in deferred tax liability                                        (1,469,743)                 --
      Increase (decrease) in accounts payable and accrued expenses                 1,295,406              (182,542)
      (Decrease) increase in notes payable, affiliates and stockholders             (146,835)               37,485
                                                                               -------------         -------------

           Net cash used in operating activities                                 (25,361,007)          (10,089,234)
                                                                               -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Decrease) increase in restricted cash                                            391,131              (544,602)
  Purchase of notes receivable                                                  (162,340,435)          (95,738,251)
  Principal collections on notes receivable                                       72,930,175            43,610,229
  Acquisition and loan fees                                                       (1,420,254)           (1,405,446)
  Proceeds from sale of other real estate owned                                    8,609,271             7,522,394
  Proceeds from sale of notes receivable                                          19,905,420            10,974,326
  Purchase of building, furniture and fixtures                                      (508,722)             (133,125)
                                                                               -------------         -------------

           Net cash used in investing activities                                 (62,433,414)          (35,714,475)
                                                                               -------------         -------------

Continued on next page

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 2001
--------------------------------------------------------------------------------

                                                                                 2001                  2000
                                                                             -------------         -------------
CONTINUED FROM PREVIOUS PAGE

           Net cash used in investing activities (from previous page)          (62,433,414)          (35,714,475)
                                                                             -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                  176,562,187            98,024,623
  Principal payments of notes payable                                          (93,668,864)          (51,993,943)
  Proceeds from financing agreements                                            38,495,144             8,296,532
  Payments on financing agreements                                             (32,973,967)           (7,066,273)
  Principal payments of subordinated debentures                                    (48,263)             (260,451)
                                                                             -------------         -------------

           Net cash provided by financing activities                            88,366,237            47,000,488
                                                                             -------------         -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          571,816             1,196,779
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                                      7,212,346             6,015,567
                                                                             -------------         -------------

CASH AND CASH EQUIVALENTS END OF YEAR                                        $   7,784,162         $   7,212,346
                                                                             =============         =============
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash payments for interest                                                 $  18,931,784         $  18,116,762
                                                                             =============         =============
  Cash  payments for taxes                                                   $      56,875         $      43,584
                                                                             =============         =============


See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


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

      ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents include all cash accounts, with the exception of restricted cash, and money market funds. The Company maintains accounts at banks, which at times may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

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

      The Company's notes receivable are collateralized by real estate located throughout the United States with a concentration in the Northeast. Accordingly, the collateral value of a substantial portion of the Company's real estate notes receivable and real estate acquired through foreclosure is susceptible to changes in market conditions.

      Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on notes receivable, future additions to the allowance or write-downs may be necessary based on changes in economic conditions.

      LOANS HELD FOR SALE - The loans held for sale consists primarily of secured real estate first and second mortgages originated by the Company. Such loans held for sale are performing and are carried at lower of cost or market.

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

      MORTGAGE SERVICING RIGHTS - The Company allocates the total cost of the mortgage loans purchased or originated, proportionately, to the mortgage servicing rights and the loans based on the relative fair value. The servicing rights capitalized are amortized in proportion to and over the period of, estimated net servicing income including prepayment assumptions based upon the characteristics of the underlying loans. Capitalized servicing rights are periodically assessed for impairment based on the fair value of the rights with any impairment recognized through a valuation allowance. The Company does not generally retain servicing rights on loans sold.

      RETIREMENT PLAN - The Company has a defined contribution retirement plan (the "Plan") covering all full-time employees who have completed one month of service. Contributions to the Plan are made in the form of payroll deductions based on employees' pretax wages. Currently, the Company offers a company match of 50% of the first 3% of the employees' contribution. The Company made contributions of $28,536 and $0 in 2001 and 2000 respectively.

      INCOME TAXES - The Company recognizes income taxes under an asset and liability method. This method provides for deferred income tax assets or liabilities based on the temporary difference between the income tax basis of assets and liabilities and their carrying amount in financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

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

      The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

      A. CASH, RESTRICTED CASH, ACCRUED INTEREST RECEIVABLES, OTHER RECEIVABLE AND ACCRUED INTEREST PAYABLE - The carrying values reported in the balance sheet are a reasonable estimate of fair value.

      B. NOTES RECEIVABLE - Fair value of the net note receivable portfolio is estimated by discounting the future cash flows using the interest method. The carrying amounts of the notes receivable approximate fair value.

      C. SHORT-TERM BORROWINGS - The carrying amounts of the financing agreements and other short-term borrowings approximate their fair value.

      D. LONG-TERM DEBT - Fair value of the Company's long-term debt (including notes payable, subordinated debentures and notes payable, affiliate) is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts reported in the balance sheet approximate their fair value.

      COMPREHENSIVE INCOME - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income in 2001 and 2000, therefore net income was the same as its comprehensive income.

      RECENT PRONOUNCEMENTS - Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

2.    NOTES RECEIVABLE, LOANS HELD FOR SALE AND ALLOWANCE FOR LOAN LOSSES

      Notes receivable consists principally of real estate mortgages as of December 31, 2001 and 2000 and are as follows:

                                             2001                  2000
                                         -------------         -------------

      Real estate secured                $ 311,667,321         $ 239,860,880
      Consumer unsecured                     7,599,633             7,171,016
      Mobile homes                          12,211,946             5,601,175
      Other                                    164,176             2,422,606
                                         -------------         -------------

                                           331,643,076           255,055,677

      Less:
        Purchase discount                  (22,248,344)          (23,392,400)
        Allowance for loan losses          (33,490,456)          (24,021,479)
                                         -------------         -------------

                                         $ 275,904,276         $ 207,641,798
                                         =============         =============


      Loans held consists primarily of real estate mortgages as December 31, 2001 and 2000 and are classified as follows:

                                            2001                 2000
                                        ------------         ------------

      Real estate secured               $ 28,477,873         $  8,670,691
      Consumer unsecured                      13,383                 --
      Mobile homes                            33,370                 --
                                        ------------         ------------


                                          28,524,626            8,670,691

      Less:
        Purchase discount                    (97,899)                --
        Allowance for loa losses            (223,680)             (64,843)
                                        ------------         ------------

                                        $ 28,203,047         $  8,605,848
                                        ============         ============

      As of December 31, 2001, contractual maturities of notes receivables and loans held for sale net of the allowance for loan losses were as follows:


      YEAR ENDING          NOTES             LOANS HELD
      DECEMBER 31,       RECEIVABLE           FOR SALE
      ------------      ------------        ------------
      2002              $ 41,656,212             479,292
      2003                37,130,184             473,513
      2004                33,257,489             499,195
      2005                27,913,758             467,236
      2006                18,692,471             366,670
      Thereafter         114,651,837          26,015,039
                        ------------        ------------

                        $273,301,951        $ 28,300,945
                        ============        ============

      Excluded from the contractual maturities reflected above are the notes receivable acquired during the last two weeks of 2001 with $24,850,669 of aggregate principal balances, net of allowance for loan losses. Management is in the process of performing the analyses to determine the final discount allocation and the initial determination of the allowance for loan losses associated with these purchases that are necessary to develop the related contractual maturities of the underlying notes receivable.

      It is the Company's experience that a portion of the notes receivable portfolio may be renewed or repaid before contractual maturity dates. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections. During the years ended December 31, 2001 and 2000, cash collections of principal amounts totaled approximately $72,900,000 and $43,600,000, respectively, and the ratios of these cash collections to average principal balances were approximately 23.3% and 18.8%, respectively.

      Changes in the allowance of loan losses on notes receivable for the years ended December 31, 2001 and 2000 are as follows:


                                                                    2001                2000
                                                                ------------         ------------

      Balance, beginning                                        $ 24,086,322         $ 22,185,945
      Initial allowance allocated on purchased portfolio
                                                                   9,198,705            2,264,703
      Loans charged to allowance                                  (1,982,024)            (840,174)
      Provision for loan losses                                    2,187,453              411,005
                                                                ------------         ------------

      Balance, ending                                           $ 33,490,456         $ 24,021,479
                                                                ============         ============

      At December 31, 2001 and 2000, principal amounts of notes receivable included approximately $75,000,000 and $56,000,000, respectively, of notes for which there was no accrual of interest income. At December 31, 2001, approximately $26,231,465 of such notes at principal amounts relates to recent portfolio acquisitions whose performance and collection classification by management was in the process of being determined.

      The following information relates to impaired notes receivable which include all nonaccrual loans as of and for the year ended December 31, 2001 and 2000:

                                                              2001               2000
                                                           -----------        -----------

      Total impaired notes receivable                      $74,904,866        $56,069,711
                                                           ===========        ===========

      Allowance for loan losses related to impaired
        notes receivable                                   $25,022,497        $20,117,598
                                                           ===========        ===========

      Average balance of impaired notes receivable
        during the year                                    $64,049,206        $56,997,519
                                                           ===========        ===========

      Interest income recognized                           $ 2,223,530        $ 1,801,068
                                                           ===========        ===========

      In the normal course of business, the Company restructures or modifies terms of notes receivable to enhance the collectability of certain notes that were impaired at the date of acquisition and were included in certain portfolio purchases.

3.    BUILDING, FURNITURE AND EQUIPMENT

      At December 31, 2001 and 2000, building , furniture and equipment consisted of the following:

                                              2001              2000
                                           ----------        ----------

      Building and improvements            $  997,259        $  907,890
      Furniture and equipment               1,022,689           603,336
                                           ----------        ----------

                                            2,019,948         1,511,226

      Less accumulated depreciation           868,778           642,755
                                           ----------        ----------

                                           $1,151,171        $  868,471
                                           ==========        ==========

4.    NOTES PAYABLE

      Notes payable consists primarily of loans made to the Company from a bank ("Senior Debt Lender") to acquire portfolios of notes receivable. The Company has a credit facility with the Senior Debt Lender. The facility was amended on December 31, 2001 and provides the Company with the ability to borrow up to an aggregate of $500,000,000 at rates based on the Federal Home Loan Bank of Cincinnati (FHLB)30 day advance rate plus an additional spread of 3.25%. As of December 31, 2001 and 2000, the

       Company had several loans outstanding to its Senior Debt Lender with an aggregate principal balance of $313,670,618 and $230,760,549, respectively. As a result, the Company has approximately $190,000,000 available to purchase additional portfolios of notes receivable. All notes payable are secured by an interest in the notes receivable, payments to be received under the notes and the underlying collateral securing the notes. At December 31, 2001 approximately $ 68,000,000 loans that were made prior to March 31, 2000, accrue at a rate of prime plus a margin of 0% to 1.75%. The remaining $245,670,618 accrues interest at the FHLB 30 day advance rate plus 3.25%.

       At December 31, 2001 and 2000 the weighted average interest rate on the Senior Debt was 5.25% and 9.16% respectively.

       The above financing agreements also provide for additional monthly principal reduction based on cash collections received by the Company.

       The remaining note payable consists of a bank loan made to the Company to acquire its principal offices. The note payable is secured by the principal offices. As of December 31, 2001 and 2000, the Company had a note payable of $273,189 and $289,937, respectively, which accrues interest at 8.93%.

       Certain agreements require that a non-interest bearing cash account be established at the closing of the loan and may require additional deposits based on a percentage of monthly collections up to a specified dollar limit. The aggregate balance of restricted cash at December 31, 2001 and 2000 was $541,443 and $932,574, respectively.

       Substantially all of the Company's outstanding financing with respect to its notes receivable portfolio acquisition activities is provided by the Senior Debt Lender.

       Aggregate maturities of all notes payable debt at currently effective principal payment requirements, at December 31, 2001 are as follows:

       2002                  $ 23,134,148
       2003                    22,772,822
       2004                    59,903,471
       2005                   177,356,311
       2006                    20,206,261
       Thereafter              10,570,795
                             ------------
                             $313,943,808
                             ============


5.     SUBORDINATED DEBENTURES

       In connection with the acquisition of a notes receivable portfolio during 1995, the Company offered $800,000 in subordinated debentures. The debentures bear interest at a rate of 12% per annum payable in quarterly installments. The principal was payable over three years in 10 equal quarterly installments of $22,200 commencing September 30, 1997 with the remaining balance of $310,800 payable on June 30, 2000. On June 30, 2000, the Company made a balloon payment of $232,952 funded (through the incurrence of Senior Debt) and agreed with the holder of $97,048 of 12% debentures to the extension of payment of such principal amount to December 31, 2001, this agreement was subsequently extended to March 31, 2002.

       The debentures are secured by a lien on the Company's interest in certain notes receivable and are subordinate to a note payable with a December 31, 2001 balance of $2,232,445 encumbering the notes receivable portfolio.

6.     NOTES PAYABLE, AFFILIATES AND STOCKHOLDERS

       Notes payable, affiliates and stockholders consist of the following at December 31, 2001 and 2000:

                                                                             2001            2000
                                                                           --------        --------

       Note payable to a company affiliated through certain common ownership due on demand, with interest payable monthly at a
        rate of 8.5% per annum                                             $   --          $  8,772


       Note payable to a company affiliated through certain common ownership due on demand, with interest payable monthly at a
        rate of 8.5% per annum                                                 --           138,063
                                                                           --------        --------

                                                                           $   --          $146,835
                                                                           ========        ========


7.     FINANCING AGREEMENTS

       The Company has a financing agreement with a bank. The agreement provides the Company with the ability to borrow a maximum of $1,500,000 at a rate equal to the bank's prime rate plus two percent per annum. The credit facility is to be utilized through a series of loans made to purchase the underlying collateral of certain nonperforming real estate secured loans. Principal repayment of each resulting loan is due six months from the date of each advance and interest is payable monthly. As of December 31, 2001 and 2000, $647,791 and $117,600, respectively, are outstanding on this credit facility.

       The financing agreement is secured by a first priority security interest in the notes receivable, the individual real estate that may be purchased, payments to be received under the notes receivable, an unconditional guarantee by one of the stockholders of the Company, and collateral securing the notes of certain loan portfolios.

       The Company has an additional financing agreement with a bank. The agreement provides the Company with a line of credit to borrow a maximum of $150,000 at a rate equal to the bank's prime rate plus one percent per annum. As of December 31, 2001, and 2000, $118,239 and $127,014,
       respectively, are outstanding on the financing agreement.

       In addition the Company has a warehouse financing agreement with another bank. It provides the Company with the ability to borrow a maximum of $7,000,000 at a rate equal to the bank's prime rate plus 2.00%. This credit facility is to be utilized for the purpose of originating mortgage loans. As of December 31, 2001 and 2000, $6,776,481 and $1,776,720,
       respectively, are outstanding on the financing agreement and are secured by loans held for sale.

8.     INCOME TAX MATTERS

       The components of income tax provision (benefit) for the years ended December 31, 2001 and 2000 are as follows:

                                               2001              2000
                                            ----------        ----------

       Current provision:
         Federal                            $  146,000        $     --
         State and local                        79,000              --
                                            ----------        ----------

                                               225,000              --
                                            ----------        ----------

       Deferred provision (benefit):
         Federal                               671,000           217,000
         State and local                       588,000            68,000
                                            ----------        ----------
                                             1,259,000           285,000
                                            ----------        ----------

       Valuation allowance                  (1,040,000)          (285,000)
                                            ----------        ----------

       Provision (benefit)                  $  444,000        $     --
                                            ==========        ==========


       A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 35% to income before income tax expense) to the provision for income taxes in the statements of income for the years ended December 31, 2001 and 2000 follows:


                                                                          2001                2000
                                                                       -----------         -----------

       Tax (benefit) determined by applying U.S. statutory rate
         to income (loss)                                              $ 1,164,000         $   194,000
       Increase (decrease) in taxes resulting from:
         State and local income taxes, net of Federal benefit              331,000              68,000
       Meals and Entertainment (net of adjustments)                          5,000              23,000
       Valuation allowance                                              (1,040,000)           (285,000)
       Other items, net                                                    (16,000)               --
                                                                       -----------         -----------

                                                                       $   444,000         $      --
                                                                       ===========         ===========

       A valuation allowance has been established for a portion of the deferred tax asset because management could not assert that it is more likely than not that, the total benefit of the deferred tax asset will be realized. The tax effects of temporary differences that give rise to significant components of deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:


                                                                             2001                2000
                                                                          -----------         -----------

       Deferred liabilities:
         Purchase discount                                                $ 1,866,318         $ 3,561,061
                                                                          -----------         -----------
                  Deferred tax liabilities                                $ 1,866,318         $ 3,561,061
                                                                          ===========         ===========

       Deferred tax assets:
         Inventory, repossessed collateral                                $   116,357         $    84,881
         Special charge on purchased loans                                    575,042             598,205
         Net operating loss carryforward                                                        2,643,234
         Bad Debt Reserve                                                     876,189           1,195,104
                                                                          -----------         -----------

                  Gross deferred tax assets                                 1,567,588           4,521,424

         Less valuation allowance                                                              (1,040,422)
                                                                          -----------         -----------

                  Deferred tax assets - net of valuation allowance        $ 1,567,588         $ 3,481,002
                                                                          ===========         ===========


9.    STOCK OPTION PLAN

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

       During 2000, the Company granted 532,500 options to six members of the Company's Board of Directors and 532,500 options to various management employees within the Company. Also during 2000, 140,000 options were forfeited by a former Company Officer. There were no options granted during 2001.

       The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized. Had compensation cost been determined upon the fair value of the stock options at the grant date consistent with the method of SFAS No.123, the Company's 2001 and 2000 net income and earnings per share would have been reduced to the pro forma amounts indicated in the table that follows.

                                                                      2001               2000
                                                                   -----------        -----------

       Net income - as reported                                    $ 2,882,148        $   570,663
       Net income - pro forma                                      $ 2,882,148            426,847

       Net income  per common share - basic - as reported                 0.49               0.10
       Net income per common share - basic - pro forma                    0.49               0.07
       Net income per common share - dilutive - as reported               0.49               0.10
       Net income per common share - dilutive - pro forma                 0.49               0.07

       The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000:

       Dividend yield                                         0%
       Volatility                                           241%
       Risk-free interest rate                             3.62
       Weighted average expected lives                  3 years

       Transactions in stock options under the Plan are summarized as follows:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                            EXERCISE
                                                          SHARES             PRICE
                                                         --------           --------

       Options outstanding at January 1, 2000             320,000           $   1.56

       Granted                                            532,500           $   0.75
       Exercised                                             --                 --
       Forfeitured                                       (140,000)              1.56
                                                         --------           --------

       Options outstanding at December 31, 2000           712,500               1.00

       Granted                                               --                 --
       Exercised                                             --                 --
       Forfeitured                                           --                 --
       Expired                                               --                 --
                                                         --------           --------

       Options outstanding at December 31, 2001           712,500           $   1.00
                                                         ========           ========

       As of December 31, 2001 and 2000, 712,500 options are exercisable.

10.    BUSINESS SEGMENTS

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

       PORTFOLIO ASSET ACQUISITION AND RESOLUTION

                                                            2001               2000
                                                         -----------        -----------

       REVENUES:
         Interest income                                 $27,065,644        $20,292,305
         Purchase discount earned                          3,986,498          3,788,034
         Gain on sale of notes receivable                    986,570          1,675,107
         Gain on sale of other real estate owned           1,448,548            700,939
         Rental income                                       330,250            672,748
         Other                                             1,327,927          1,039,037
                                                         -----------        -----------

                                                          35,145,437         28,168,170
                                                         -----------        -----------
       OPERATING EXPENSES:
         Interest expense                                 20,068,167         18,489,548
         Collection, general and administrative            8,894,760          7,859,020
         Provision for loan losses                         2,077,588            370,674
         Amortization of deferred financing costs            996,412            593,624
         Depreciation                                        179,150            118,901
                                                         -----------        -----------

                                                          32,216,077         27,431,767
                                                         -----------        -----------
       INCOME BEFORE PROVISION FOR INCOME
         TAXES                                           $ 2,929,360        $   736,403
                                                         ===========        ===========

       MORTGAGE BANKING

                                                                       2001                  2000
                                                                   -------------        -------------
       REVENUES:
         Interest income                                           $   1,758,979        $     581,199
         Gain on sale of notes originated                                842,051              276,911
         Other                                                           216,891               21,110
                                                                   -------------        -------------
                                                                       2,817,921              879,220
                                                                   -------------        -------------
       OPERATING EXPENSES:
         Interest expense                                                686,114              291,984
         Collection, general and administrative                        1,516,252              655,722
         Provision for loan loss                                         109,865               40,331
         Amortization of deferred financing costs                         62,031               26,268
         Depreciation                                                     46,871               30,655
                                                                   -------------        -------------
                                                                       2,421,133            1,044,960
                                                                   -------------        -------------
       INCOME (LOSS) BEFORE PROVISION FOR INCOME
         TAXES                                                     $     396,788        $    (165,740)
                                                                   =============        =============
       CONSOLIDATED ASSETS:
         Portfolio asset acquisition and resolution assets         $ 303,705,008        $ 233,728,060
         Mortgage banking assets                                      29,520,868            9,507,228
                                                                   -------------        -------------
       Consolidated assets                                         $ 333,225,876        $ 243,235,288
                                                                   =============        =============
       TOTAL ADDITIONS TO BUILDING, FURNITURE
       AND FIXTURES:
          Portfolio asset acquisition and resolution assets        $     471,402        $      68,419
          Mortgage banking assets                                         37,320               64,706
                                                                   -------------        -------------
       Consolidated additions to building,
          furniture and fixtures                                   $     508,722        $     133,125
                                                                   =============        =============
       CONSOLIDATED REVENUE:
          Portfolio asset acquisition and resolution assets        $  35,145,437        $  28,168,170
          Mortgage banking assets                                      2,817,921              879,220
                                                                   -------------        -------------
          Consolidated Revenue                                     $  37,963,358        $  29,047,390
                                                                   =============        =============
       CONSOLIDATED NET INCOME (LOSS):
           Portfolio asset acquisition and resolution asset        $   2,485,360        $     736,403
           Mortgage banking assets                                       396,788             (165,740)
                                                                   -------------        -------------
           Consolidated Net Income                                 $   2,882,148        $     570,663
                                                                   =============        =============


11.    CERTAIN CONCENTRATIONS

       Geographic Concentrations of Notes Receivable - Approximately 28% of the Company's secured consumer real estate notes receivable are with customers in the northeastern region of the U.S. Such real estate notes receivable are collateralized by real estate with a concentration in this region. Accordingly, the collateral value of a substantial portion of the Company's real estate notes receivable and real estate acquired through foreclosure is susceptible to changes in market conditions in this region. In the event of sustained adverse economic conditions, it is possible that the Company could experience a negative impact in its ability to collect on existing loans, or liquidate foreclosed assets in this region which could impact the Company's related loan loss estimates.

       Financing - Substantially all of the Company's existing debt and available credit facilities are with one financial institution. The Company's purchases of new portfolios is contingent upon the continued availability of these credit facilities.

12.    COMMITMENTS AND CONTINGENCIES

       Employment Agreement - Effective March 25, 1996, the Company entered into a five-year employment agreement with its Chief Operating Officer. The agreement provides for, among other things, a stipulated base salary, and a bonus of up to 3.5% of the Company's net income in excess of $500,000. This agreement has been extended through March 31, 2003.

       Effective July 17, 2000, the Company entered into a three-year employment agreement with its Chief Executive Officer. The agreement provides for, among other things, a stipulated base salary, and a bonus of up to 3.5% of the Company's net income in excess of $500,000.

       Operating Leases - Certain secondary office and file space is leased under operating leases. The combined future minimum lease payments are as follows:

       2002                        $  333,312
       2003                           334,373
       2004                           334,373
       2005                           140,158
       Thereafter                     280,316
                                   ----------
                                   $1,422,532
                                   ==========

       Other Legal Actions - The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's financial statements.

          Sale of Notes Receivable with recourse-In June 1996, the Company sold notes receivable with a net carrying value of approximately $5,400,000 for approximately $6,400,000 to the Company's primary lender and retained the servicing rights. Such notes were sold with recourse. The recourse provision amounted to approximately $600,000 and provides that should a note become sixty days past due the Company must either buy it back or replace it with a note that is approximately equivalent to the outstanding principal and accrued interest. At December 31, 2001 and 2000, the remaining obligation under the recourse provision is approximately $425,000. In addition, the buyer of the notes has the right to proceed to foreclose on the delinquent note and, after sale of the collateral, require the Company to pay any deficiency balance on the note.

       In June 1997, the Company sold notes receivable with a net carrying value of approximately $3,900,000 for approximately $4,900,000 to the Company's primary lender and retained the servicing rights. Such notes were sold with recourse. The recourse provision amounted to approximately $500,000 and provides that should a note become sixty days past due the Company must either buy it back or replace it with a note that is approximately equivalent to the outstanding principal and accrued interest. At December 31, 2001 and 2000, the remaining obligation under the recourse provision was approximately $28,938 and $48,183, respectively. In addition, the buyer of the notes has the right to proceed to foreclose on the delinquent note and, after sale of the collateral, require the Company to pay any deficiency balance on the note.

       As of December 31, 2001 and 2000, the unpaid balances of the above mortgage loans being serviced by the Company were $2,622,362 and $3,580,347, respectively. Mortgage loans serviced for others are not included in the Company's consolidated balance sheet.


13.    RELATED PARTY TRANSACTIONS


       During 2000, Mr. Axon, the Company's Chairman, purchased from the Company a New York condominium held by the Company in its other real estate owned inventory available for sale. The consideration included the issuance by Mr. Axon of a note to the Company in the amount of $165,000. The note bears interest at a rate of 8% per annum, is secured by the condominium property, and is due together with all accrued interest and other charges on January 30, 2002. The note was extended by Mr. Axon for one year. The note and accrued interest is included in other assets.

14.    SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

       The table below sets forth selected unaudited financial information for each quarter of the last two years.

                                              1ST QUARTER       2ND QUARTER      3RD QUARTER       4TH QUARTER
                                              -----------       -----------      -----------       -----------
       2001

       Revenue                                $ 8,165,024       $ 9,329,718      $ 9,544,946       $10,923,670
       Operating expenses                       8,052,978         8,206,786        8,564,135         9,813,311
                                              -----------       -----------      -----------       -----------

       Income before provision for
        income taxes                          $   112,046       $ 1,122,932      $   980,811       $ 1,110,359
                                              ===========       ===========      ===========       ===========

       Income per common share
            Basic                             $      0.02       $      0.19      $      0.17       $      0.19
                                              ===========       ===========      ===========       ===========
            Diluted                           $      0.02       $      0.19      $      0.17       $      0.19
                                              ===========       ===========      ===========       ===========

       2000

       Revenue                                $ 6,498,458       $ 6,669,756      $ 6,707,978       $ 9,171,198
       Operating expenses                       6,619,278         6,645,831        7,112,337         8,099,281
                                              -----------       -----------      -----------       -----------

       (Loss) income before benefit
       for income income taxes and
       net (loss) income                      $  (120,820)      $    23,925      $  (404,359)      $ 1,071,917
                                              ===========       ===========      ===========       ===========

          (Loss) income per common share
            Basic                             $     (0.02)      $      0.00      $     (0.07)      $      0.18
                                              ===========       ===========      ===========       ===========
            Diluted                           $     (0.02)      $      0.00      $     (0.07)      $      0.18
                                              ===========       ===========      ===========       ===========


15.   SUBSEQUENT EVENTS

       Subsequent to year-end, the Company has purchased notes receivable with a face amount of approximately $38,371,313 at a cost of approximately $31,461,198. These purchases were financed by borrowing under the Company's credit facility.