Form 10-Q
period 2002-03-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2002-05-14
CIK 831246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
           For the transition period from _____________ to _____________

                         Commission file number 0-17771



                     FRANKLIN CREDIT MANAGEMENT CORPORATION
            (Exact name of Registrant as specified in its charter)


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




         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .



As of May 8, 2002 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding.

                     FRANKLIN CREDIT MANAGEMENT CORPORATION

                                    FORM 10-Q

                                 March 31, 2002

                                 C O N T E N T S


PART I. FINANCIAL INFORMATION                                            Page
                                                                         ----

Item 1.
Financial Statements


 Consolidated Balance Sheets March 31, 2002 (unaudited) and
 December 31, 2001(audited)                                               3

 Consolidated Statements of Income for the three months ended
 March 31, 2002 and March 31, 2001(unaudited)                             4

 Consolidated Statements of Stockholders' Equity for the three
 Months ended March 31, 2002 (unaudited)and December 31,2001(audited)     5

 Consolidated Statements of Cash Flows for the three months ended
 March 31, 2002 and March 31, 2001(unaudited)                             6

 Notes to consolidated Financial Statements (unaudited)                 7-11


Item 2.
Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                  12-20


PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                                21

Item 2.  Changes in Securities                                            21

Item 3.  Defaults Upon Senior Securities                                  21

Item 4.  Submission of Matters to a Vote of Security Holders              21

Item 5.  Other Information                                                21

Item 6.  Exhibits and Reports on Form 8-K                                 22

SIGNATURES                                                                23

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002(UNAUDITED) AND DECEMBER 31, 2001
-------------------------------------------------------------------------------
                                                March 31,       December 31,
                                                 2002             2001
                                              (unaudited)       (audited)

ASSETS
CASH AND CASH EQUIVALENTS                    $ 7,686,392       $ 7,784,162

RESTRICTED CASH                                  665,523           541,443

NOTES RECEIVABLE:
  Principal                                  350,124,916       331,643,076
  Purchase discount                          (22,208,545)      (22,248,344)
  Allowance for loan losses                  (39,150,158)      (33,490,456)
                                             ------------      ------------
        NET NOTES RECEIVABLE                 288,766,213       275,904,276

LOANS HELD FOR SALE                           37,602,873        28,203,047

ACCRUED INTEREST RECEIVABLE                    4,655,459         4,795,789

OTHER REAL ESTATE OWNED                        3,973,797         3,819,673

OTHER RECEIVABLES                              2,238,693         5,305,409

DEFERRED TAX ASSET                             1,567,588         1,567,588

OTHER ASSETS                                   2,139,135         1,894,052

BUILDING, FURNITURE AND FIXTURES - Net         1,127,251         1,151,171

DEFERRED FINANCING COSTS- Net                  3,413,238         3,195,891
                                            -------------    -------------

TOTAL ASSETS                                $ 353,836,162    $ 334,162,501
                                            -------------    -------------
                                            -------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses       $ 3,580,628       $ 4,230,203
  Financing agreements                          7,766,497         7,542,511
  Notes payable                               331,154,434       313,943,808
  Subordinated debentures                                            24,262
  Tax liability
   Current                                      1,579,500           225,000
   Deferred                                     1,866,318         1,866,318
                                             -------------     ------------

           TOTAL LIABILITIES                  345,947,377       327,832,102


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 10,000,000
  authorized shares; issued and
  outstanding: 5,916,527 and 5,916,527             59,167            59,167
  Additional paid-in capital                    6,985,968         6,985,968
  Accumulated deficit                             843,650          (714,736)
                                            -------------     -------------
           TOTAL STOCKHOLDERS' EQUITY           7,888,785         6,330,399
                                            -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 353,836,162     $ 334,162,501
                                            -------------     -------------
                                            -------------     -------------

See notes to consolidated financial statements.


FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME(UNAUDITED)
------------------------------------------------------------------------------
                                                Three months ended March 31,
                                                2002              2001
REVENUES:
 Interest income                           $ 8,530,461           $ 6,106,173
 Purchase discount earned                      964,028               945,735
 Gain on sale of notes receivable                 -                  461,664
 Gain on sale of notes originated              213,079                66,419
 Gain on sale of other real estate owned       381,117               151,275
 Rental income                                  43,408               110,987
 Other                                         539,368               322,771
                                            ----------            ----------
                                            10,671,461             8,165,024

OPERATING EXPENSES:
 Interest expense                            4,411,158             5,316,132
 Collection, general and administrative      2,749,452             2,281,149
 Provision for loan losses                     254,000               227,523
 Amortization of deferred financing costs      268,144               188,848
 Depreciation                                   75,821                39,326
                                            ----------            ----------
                                             7,758,575             8,052,978


INCOME BEFORE PROVISION FOR INCOME TAXES     2,912,886               112,046

PROVISION FOR INCOME TAXES                   1,354,500                  -

                                          ------------          ------------
NET INCOME                                 $ 1,558,386             $ 112,046
                                          ------------          ------------
                                          ------------          ------------
NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                       $ 0.26                  $ 0.02

  Dilutive                                    $ 0.26                  $ 0.02

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                               5,916,527               5,916,527


See notes to consolidated financial statements.


FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS, EQUITY
THREE MONTHS ENDED MARCH 31,2002(UNAUDITED)AND YEAR ENDED DECEMBER 31, 2001
(audited)
-------------------------------------------------------------------------------


                                          Additional
                        Common Stock        Paid-in    Accumulated
                     ----------------
                     Shares    Amount      Capital      Deficit      Total

BALANCE, DECEMBER
31, 2000           5,916,527  $59,167   $ 6,985,968  $ (3,596,884) $ 3,448,251


  Net income                                            2,882,148    2,882,148
                   ---------  -------     ---------     ---------    ---------
BALANCE, DECEMBER
31, 2001           5,916,527   59,167     6,985,968      (714,736)   6,330,399

                   ---------  -------     ---------     ---------    ---------
  Net income                                            1,558,386    1,558,386
                                                        ---------    ---------
BALANCE, MARCH
31, 2002           5,916,527 $ 59,167   $ 6,985,968    $ 843,650   $ 7,888,785
                   ---------  -------    ----------     --------    ----------
                   ---------  -------    ----------     --------    ----------



See notes to consolidated financial statements.



FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MARCH 31, 2002 AND MARCH 31, 2001
-------------------------------------------------------------------------------
                                               Three Months Ended March 31,
                                                 2002               2001

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                     $ 1,558,386        $ 112,046
 Adjustments to reconcile income to net
 cash used in
  Operating activities:
  Gain on sale of notes receivable                   -              (461,664)
  Gain on sale of other real estate owned        (381,117)          (151,275)
  Depreciation                                     75,821             39,326
  Amortization of deferred financing costs        268,144            188,848
  Origination of mortgage loans held forsale  (16,489,895)        (4,844,160)
  Proceeds on sale of mortgage loans            7,090,069          1,754,269
  Purchase discount earned                       (964,028)          (945,735)
  Provision for loan losses                       254,000            227,523
  Changes in assets and liabilities:
   Decrease in accrued interest receivable        140,330             92,675
   (Increase) in other receivables              3,066,716            392,186
   Increase in other assets                      (245,083)          (284,047)
   Increase in deferred tax liability           1,579,500
   (Decrease) Increase in accounts payable
    and accrued expenses                         (649,574)           223,398
   (Decrease) in notes payable, affiliates
   and stockholders                               (24,262)           (45,185)
                                               -----------        -----------
      Net cash used in operating activities    (4,720,993)         3,701,795)
                                               -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)Decrease in restricted cash            (124,080)             2,329
  Purchase of notes receivable                (38,878,267)       (20,599,376)
  Principal collections on notes receivable    24,747,657         12,337,562
  Joint venture participation                      -                    -
  Acquisition and loan fees                      (437,879)          (306,544)
  Proceeds from sale of other real estate
  owned                                         1,919,201          2,459,342
  Proceeds from sale of notes receivable              -            9,234,214
  Purchase of building,furniture and fixtures     (38,021)           (75,610)
                                              ------------        -----------
Net cash used in provided by investing
   activities                                 (12,811,389)         3,051,917
                                              ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                   48,811,012         21,077,552
 Principal payments of notes payable          (31,600,386)       (20,008,423)
 Proceeds from financing agreements             3,988,084          4,028,249
 Payments on financing agreements              (3,764,098)        (2,906,004)
 Principal payments of subordinated
 debentures                                                          (11,870)
                                              ------------        -----------
 Net cash provided by(used in)financing
    activities                                 17,434,612           2,179,504
                                              ------------        -----------
NET (DECREASE)INCREASE IN CASH                    (97,770)          1,529,626

CASH, BEGINNING OF PERIOD                       7,784,162           7,212,346
                                             ------------         -----------
CASH, END OF PERIOD                           $ 7,686,392         $ 8,741,972
                                             ------------         -----------
                                             ------------         -----------

See notes to consolidated financial statements.




1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business - Franklin Credit Management Corporation(the"Company"), incorporated under the laws of the State of Delaware, acquires performing, nonperforming, nonconforming and subperforming notes receivable and promissory notes from financial institutions, and mortgage and finance companies. The Company services and collects such notes receivable through enforcement of terms of original note, modification of original note terms and, if necessary, liquidation of the underlying collateral.

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

      Cash and Cash Equivalents - Cash and cash equivalents include all cash accounts, with the exception of restricted cash. The Company maintains accounts at banks, which at times may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

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

      In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the collectible principal amount outstanding using the accrual method. Accrual of interest on notes receivable, including impaired notes receivable, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Subsequent recognition of income occurs only to the extent payment is received subject to management's assessment of the collectability of the remaining interest and principal. A non-accrual note is restored to an accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt and past due interest is recognized at that time.

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

      Management's judgment in determining the adequacy of the allowance is based on the evaluation of individual loans within the portfolios, the known and inherent risk characteristics and size of the note receivable portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. Notes receivable, including impaired notes receivable, are charged against the allowance for loan losses when management believes that the collectability of principal is unlikely based on a note-by-note review. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, when considered necessary.

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

      Deferred Financing Costs - Debt financing costs, which include loan origination fees incurred by the Company in connection with obtaining financing, are deferred and are amortized over the term of the related loan.

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

      Recent Pronouncements - Statement of Financial Accounting Standards(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

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



MORTGAGE BANKING
                                               Three Months Ended March 31,
                                               2002                 2001
                                           (Unaudited)            (Unaudited)

CONSOLIDATED REVENUE
 Portfolio asset acquisition and
 resolution assets                           $ 9,577,912           $ 7,782,278
 Mortgage banking assets                       1,093,549               382,746
                                            ------------           -----------
Consolidated Revenue                        $ 10,671,461           $ 8,165,024
                                            ------------           -----------
                                            ------------           -----------
CONSOLIDATED NET INCOME (LOSS)
 Portfolio asset acquisition and
 resolution asset                            $ 2,576,136             $ 137,991
 Mortgage banking assets                         336,751               (25,945)
                                             -----------           -----------
 Consolidated Net Income (Loss)              $ 2,912,887             $ 112,046
                                             -----------           -----------
                                             -----------           -----------

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Forward-Looking Statements. When used in this report, press releases and elsewhere by the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion and the Form 10-Q may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: unanticipated changes in the U.S. economy, the rate of inflation business conditions, interest rates, the level of growth in the finance and housing markets, the availability for purchase of additional loans and the quality of such additional loans, the status of relations between the Company and its Senior Debt Lender, the status of relations between the Company and its sources for loan purchases, unanticipated difficulties in collections under loans in the Company's portfolio, prepayments of notes in the Company's portfolio and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         Loans, Other Real Estate Owned and Acquisitions. During the three months ended March 31, 2002, the Company purchased loans with an aggregate face value of $46.3 million for an aggregate purchase price of $37.9 million or 84%, compared with the purchase during the three months ended March 31, 2001 of $24.3 million at an aggregate purchase price of $20.6 million or 85% of aggregate face value. The purchases during the three months ended March 31, 2002 included,eleven bulk portfolios consisting primarily of first and second mortgages, with an aggregate face value of $36.4 million at an aggregate purchase price of $30 million or 82% of the face value, and 281 loans in 40 flow purchase transactions consisting primarily of first and second mortgages with an aggregate face value of $9.9 million at an aggregate purchase price of $8.8 million or 89% of face value. Acquisition of these portfolios was fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee.

         The Company believes these acquisitions will result in increases in the level of interest income and purchase discount income during future periods. Payment streams are generated once the loans are incorporated into the Company's loan tracking system.

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

         During the three months ending March 31, 2002, Tribeca originated 132 loans with an aggregate principal amount of $16,489,895 compared to 61 loans with an aggregate principal of $4,844,160 during the three months ending March 31, 2001. During the three months ending March 31, 2002, Tribeca had net income of $349,834 as compared to $25,945 during the three months ending March 31, 2001. This increase in income reflected increased loan originations and loan sales during the three months ending March 31, 2002, which generated additional fees and gain on sale income, as compared to the three months ending March 31, 2001. As of March 31, 2002, Tribeca had approximately $37.6 million face value of loans held for sale. Revenues and expenses related to such loans, other than periodic interest payments, and fee income are expected to be realized upon sale of such loans.

Cost of Funds. As of March 31, 2002, the Company had Senior Debt outstanding under several loans with an aggregate principal balance of $331 million. Additionally the Company has financing agreements, which had an outstanding balance of $7.8 at March 31, 2002.

The majority of the loans purchased by the Company bear interest at a fixed rate, while the Senior Debt incurred to acquire such loans bears interest at a variable rate. Consequently, changes in market interest rate conditions have caused direct corresponding changes in interest expense. On December 31, 2001, the Company and its Senior Debt Lender agreed that the interest rate for Senior Debt incurred, will be based on the Federal Home Loan Bank of Cincinnati (FHLB) thirty (30) day advance rate plus an additional spread of 3.25%. Under the amendment approximately $61million of Senior Debt incurred prior to March 1, 2000 will continue to accrue interest at a rate equal to the prime rate plus a margin of between 0% and 1.75%.

The Company believes that this new agreement will provide additional acquisition opportunities and ongoing competitiveness in the market. The weighted average interest rate on borrowed funds for the Senior Debt based on the balances as of March 31, 2002 and March 31, 2001 was 5.30% and 8.82%, respectively.

Inflation. The impact of inflation on the Company's operations during the three months ending March 31, 2002, and 2001 was immaterial.

RESULTS OF OPERATIONS

The following table sets forth information derived from the Company's Consolidated Statements of Income expressed as a percentage of total revenues:


THREE MONTHS ENDED MARCH 31,
-------------------------------------------------------------------------------

                                                    2002               2001
                                                (Unaudited)        (Unaudited)
REVENUES:
 Interest income                                   79.9%          $    74.8%
 Purchase discount earned                           9.0%               11.6%
 Gain on sale of notes receivable                    -                  5.7%
 Gain on sale of notes originated                   2.0%                0.8%
 Gain on sale of other real estate owned            3.6%                1.9%
 Rental income                                      0.4%                1.4%
 Other                                              5.1%                4.0%
                                               ------------        ------------
                                                  100.0%              100.0%
                                               ------------        ------------

OPERATING EXPENSES:
 Interest expense                                  41.3%               65.1%
 Collection, general and administrative            25.8%               27.9%
 Provision for loan losses                          2.4%                2.8%
 Amortization of deferred financing costs           2.5%                2.3%
 Depreciation                                       0.7%                0.5%
                                                ------------       -----------
                                                   72.7%               98.6%

                                                ------------       ------------
INCOME BEFORE PROVISION FOR INCOME TAXES           27.3%                1.4%
                                                ------------       ------------

PROVISION FOR INCOME TAXES                         12.7%                 -
                                                ------------       ------------
NET INCOME                                         14.6%                1.4%
                                                ------------       ------------








Results of Operations

The Three Months Ending March 31, 2002 Compared to the Three Months Ending March 31, 2001.

         Total revenue, comprised of interest income, purchase discount earned, gains recognized on the sale of notes receivable, gain on sale of notes originated, gain on sale of Other Real Estate Owned ("OREO"), rental income and other income, increased by $2,506,437 or 31%, to $10,671,461 during the three months ending March 31, 2002 from $8,165,024 during the three months ending March 31, 2001.

         Interest income increased by $2,424,288 or 40%, to $8,530,461 during the three months ending March 31, 2002 from $6,106,173 during the three month ending March 31, 2001. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes,
(ii) interest received with settlement payments on non-performing notes and
(iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from $206 million in high yielding performing notes acquired by the Company between April 2001 and March 31, 2002, which was only partially offset by collections, prepayments, and loan sales.

         Purchase discount earned increased by $18,293 or 2%, to $964,028 during the three months ending March 31, 2002 from $945,735 during the three months ending March 31, 2001. This increase reflected the increase in the size of the portfolio. Purchase discount increased at a lower rate than the growth in the portfolio due to the maturation of the portfolio, and the purchase of performing assets for yield spread as opposed to purchase discount.

           The Company did not consummate any bulk sales of loans during the three months ending March 31, 2002 as compared to sales of $10 million of loans during the three months ending March 31, 2001, for a gain of $461,664.

         Gain on sale of loans originated increased by $146,660 or 221% to $213,079 during the three months ending March 31, 2002, from $66,419 during the three months ending March 31, 2001. This increase reflected an increase in the number of Tribeca loans originated and sold during the three months ending March 31, 2002, as compared to the three months ending March 31, 2001. Tribeca originated 132 and 61 loans during the three months ending March 31, 2002 and March 31, 2001.

         Gain on sale of OREO increased by $229,842 or 152% to $381,117 during the three months ending March 31, 2002 from $151,275 during the three months ending March 31, 2001. Gain on sale of REO increased due to the sale of rental OREO properties whose market value increased to a value greater than the net present value of rental cash flows. The Company sold 24 and 26 OREO properties during the three months ending March 31, 2002 and March 31, 2001, respectively.

          Rental income decreased by $67,579 or 61% to $43,408 during the three months ending March 31, 2002, as compared to $110,987 during the three months ending March 31, 2001. This decrease reflected a decrease in the number of properties rented due to the sale of certain OREO properties where the gain on sale was greater than the net present value of the rental income. The Company had sixteen and thirty-seven rental properties at March 31, 2002, and March 31, 2001 respectively.

         Other income increased by $216,597 or 67%, to $539,368 during the three months ending March 31, 2002 from $322,771 during the three months ending March 31, 2001. The increase was due primarily to increases in prepayment penalties due to an increase in prepayments during the three months ending March 31, 2002, late charges resulting primarily from the growth in the size of the portfolio and increased loan fees due to an increase in origination volume.

         Total operating expenses decreased by $294,403 or 4% to $7,758,575 during the three months ending March 31, 2002, from $8,052,978 during the three months ending March 31, 2001. Total operating expenses includes interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing cost and depreciation expense.

         Interest expense decreased by $904,974 or 17% to $4,411,158 during the three months ending March 31, 2002, from $5,316,132 during the three months ending March 31, 2001, as a result of decreases in the Company's cost of funds. Total debt increased by $103 million or 44%, to $338 million as of March 31, 2002 as compared with $235 million as of March 31, 2001. Total debt includes Senior Debt, debentures, financing agreements and loans from affiliates.

         Collection, general and administrative expenses increased by $468,303 or 21% to $2,749,452 during the three months ending March 31, 2002 from $2,281,149 during the three months ending March 31, 2001. Collection, general and administrative expense consists primarily of personnel expense, OREO related expense, litigation expense, and miscellaneous collection expense.

           Personnel expenses increased by $396,349 or 35% to $1,528,177 during the three months ending March 31, 2002 from $1,131,828 during the three months ending March 31, 2001. This increase resulted largely from bonus accruals, retention of additional Tribeca salesmen, and staff upgrades. All other collection expenses increased by $71,954 or 6% during the three months ending March 31, 2002 to $1,221,274 from $1,149,321 during the three months ending March 31, 2001. This increase resulted primarily from increased office expenses associated with the growth in size of the portfolio, additional rent associated with new office space, and increased expenses for travel and promotion. These increases were partially offset by decreases in REO related expenses due to a reduction in REO inventory.

         Provisions for loan losses increased by $26,477 or 11.63% to $254,000 during the three months ending March 31, 2002 from $227,523 during the three months ending March 31, 2001. This increase was primarily due to reserve increases in specific portfolios, where there is no longer purchase discount available to increase reserves. Provisions for loan losses are incurred as soon as the valuation of the asset diminishes and there is no unamortized discount remaining associated with that asset.

         Amortization of deferred financing costs increased by $79,296 or 42%, to $268,144 during the three months ending March 31, 2002 from $188,848 during the three months ending March 31, 2001. This increase resulted primarily from increased collections due to the growth in size of the portfolio and prepayments. On March 31, 2002 and March 31, 2001, deferred financing costs, as a percentage of Senior Debt outstanding was 1.03% and 1.06%, respectively.

         Depreciation expense increased $36,495 or 93%, to $75,821 during the three months ending March 31, 2002, from $39,326 during the three months ending March 31, 2001. This increase resulted from the purchase of office equipment.

         The Company operating income increased by $1,446,340 to $1,558,386 during the three months ending March 31, 2002 for the reasons set forth above.

         During the three months ending March 31, 2002 the Company had a provision for income taxes of $1,354,500.


Liquidity and Capital Resources

 General. During the three months ending March 31, 2002, the Company purchased 725 loans with an aggregate face value of $46.3 million at an aggregate purchase price of $37.9 million or 84% of the face value. During the three months ending March 31, 2001 the Company purchased 810 loans with an aggregate face value of $20.9 million at an aggregate purchase price of $17.7 million or 85% of aggregate face value. The Company's portfolio acquisitions were ahead of expectations during the three months ending March 31, 2002. This increase reflected the Company's enhanced marketing efforts, which generated increased market penetration.

         The Company's portfolio of notes receivable at March 31, 2002, had a face value of $350 million and included net notes receivable of approximately $289 million. The Company's portfolio of notes receivable at March 31, 2001, had a face value of $252 million and included net notes receivable of approximately $205 million. Net notes receivable are stated at the amount of unpaid principal, reduced by purchase discount, and allowance for loan losses. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or where economically advantageous, sale.

         The Company's portfolio of loans held for sale which includes mortgages originated by Tribeca and held for sale at March 31, 2002 had a face value of $37.6 million as compared to $ 11.6 million at March 31, 2001. Loans held for sales are stated at the amount of unpaid principal, reduced by net deferred cost and fees. The Company has the ability to hold its loans held for sale until maturity, payoff or liquidation of collateral or where economically advantageous, sale.

         During the three months ending March 31, 2002, the Company used cash inthe amount of $4,720,993 in its operating activities primarily for interest expense, overhead and for the foreclosure and improvement of OREO. The Company used $12,811,389 in its investing activities, which primarily reflected the use of $38,878,267 million for the purchase of notes receivable partially offset by principal collections on its notes receivable and proceeds from the sale of OREO. The amount of cash used in operating and investing activities was offset by $17,434,612 of net cash provided by financing activities. The above activities resulted in a net decrease in cash at March 31, 2002 over December 31, 2001 of $97,770.

         In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures at March 31, 2002 and 2001, the Company held OREO recorded on the financial statements at $3.9 million and $5.4 million, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or net realizable value. The Company estimates, based on third party appraisals and broker price opinions, that the OREO inventory held at March 31, 2002, in the aggregate, had a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $4.2 million based on market analyses of the individual properties less the estimated closing costs. There can be no assurance, however, that such estimate is substantially correct or that an amount approximating such amount would actually be realized upon liquidation of such OREO. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it is economically beneficial to do so.



Cash Flow From Operating and Investing Activities

         Substantially all of the assets of the Company are invested in its portfolios of notes receivable, loans held and OREO. Primary sources of the Company's cash flow for operating and investing activities are collections on notes receivable and gain on sale of notes and OREO properties.

         At March 31, 2002, the Company had unrestricted cash, cash equivalents and marketable securities of $7.7 million. A portion of the Company's available funds may be applied to fund acquisitions of companies or assets of companies in complementary or related fields. Although the Company from time to time engagesin discussions and negotiations, it currently has no agreements with respect to any particular acquisition.




Cash Flow From Financing Activities

         Senior Debt. As of March 31, 2002, the Company owed an aggregate of $331 million to the Senior Debt Lender.

The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest based on the Federal Home Loan Bank of Cincinnati (FHLB) thirty-day advance rate plus an additional spread of 3.25%. The accelerated payment provisions are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a weekly additional principal reduction from cash collected before scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the contractual scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow that is available to the Company.

         In December 2001, the Company negotiated with its Senior Debt Lender a modification to provisions of the Senior Debt, pursuant to which the Senior Debt Lender has provided the Company with a cash advance of $1,345,000 per month for the year. Management believes that this modification may reduce irregular periods of cash flow shortages arising from operations. Management believes that sufficient cash flow from the collection of notes receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of notes receivable, the bulk sale of performing loan portfolios, sales and rental of OREO, continued modifications to the secured debt credit agreements or additional borrowing, to repay the current liabilities arising from operations and to repay the long term indebtedness of the Company.

         Certain Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The Company is no longer required to maintain these restricted accounts but has continued to under the prior agreement. The Company typically uses these funds to place deposits on loan portfolio bids. The restricted cash is maintained in an interest bearing account, with the Company's Senior Debt Lender. The aggregate balance of restricted cash in such accounts was $665,523 on March 31, 2002 and $541,443 on December 31, 2001. The increase in restricted cash at March 31, 2002 was due to cash deposits placed on portfolio bids, which funds were returned to the restricted account by the Senior Debt Lender once funding took place.

         Total Senior Debt availability was approximately $500 million at March 31, 2002, of which approximately $331 million had been drawn down as of such date. As a result, the Company has approximately $169 million available to purchase additional portfolios of notes receivable and OREO.

         In December 2001, the Company's Senior Debt agreement was amended to provide that the interest rate on new Senior Debt incurred to finance portfolio acquisitions will be based on the Federal Home Loan Bank of Cincinnati (FHLB) thirty-day advance rate plus an additional spread of 3.25%. Under the new agreement the Company's new cost of funds is 5.30% as of March 31, 2002, compared to 8.82% at March 31, 2001.

           The Company's Senior debt Lender has provided Tribeca with a warehouse financing agreement of $7 million. This line of credit accrues interest at prime rate plus 2%. At March 31, 2002, Tribeca had drawn down $6.8 million on the line.




         Financing Agreements. The Company has a financing agreement with the Senior Debt Lender permitting it to borrow a maximum of approximately $1,500,000 at a rate equal to such lender's prime rate plus two percent per annum. Principal repayment of the lines is due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the financing agreements as of March 31, 2002 and December 31, 2001, were $826,606 and $647,791, respectively. Advances made under the financing agreement were used to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding financing agreements and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company, which the Company may be required to hold as rental property to maximize its return. The Company uses when available, OREO sales proceeds to pay down financing agreements to help reduce interest expense.

         Additionally, the Company has opened a financing agreement with a bank. The agreement provides the Company with the ability to borrow a maximum of $150,000 at a rate equal to the bank's prime rate plus one percent per annum. As of March 31, 2002 and December 31, 2001 $116,289 and $118,239
respectively, were outstanding on the financing agreement.

                            Part II Other Information

Item 1. Legal Proceedings
              None.
Item 2.  Changes in Securities
              None
Item 3.  Defaults Upon Senior Securities
              None
Item 4.  Submission of Maters to a Vote of Security Holders
              None
Item 5.  Other Information
              None
Item 6.  Exhibits and Reports on Form 8-K

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

 10(j) Promissory Note between Steve Lefkowitz, board member, and the Company dated March 31,1999. Previously filed with, and incorporated herein by reference to, the Company's 10-KSB,filed with the Commission on March 30, 2000.

 10(k) Loan Purchase Agreement dated March 31,1999 between the Company and Steve Lefkowitz. Previously filed with, and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on March 30, 2000.

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

May 8, 2002

                        FRANKLIN CREDIT MANAGEMENT CORPORATION



                                                  By:     THOMAS J. AXON
                                                      ----------------------
                                                          Thomas J. Axon
                                                          Chairman of the Board


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Title                                  Date

SETH COHEN               Chief Executive Officer                 May 14, 2002
---------------                                                 -------------
Seth Cohen
(Principal executive officer)


JOSEPH CAIAZZO           Senior Vice President,Chief Operating    May 14, 2002
--------------                                                    ------------
Joseph Caiazzo           Officer, Secretary and Director
(Secretary)


KIMBERLEY SHAW           Vice President, Finance                  May 14, 2002
--------------                                                   -------------
Kimberley Shaw
(Principal accounting officer)

Exhibit 11.

Computation of earnings per share first quarter 2002



                                      No. of Shares     Weight

        06/30/01 Common stock           5,916,527
                                     --------------
                                                         25%         1,479,132
                                        5,916,527


        09/30/01 Common stock           5,916,527
                                     ---------------
                                                         25%         1,479,132
                                        5,916,527
                                                                    -----------

        12/31/01 Common stock
                                        5,916,527
                                      --------------
                                                         25%         1,479,132
                                        5,916,527
                                                                     ----------

        03/31/02 Common stock           5,916,527
                                      --------------     25%         1,479,132
                                        5,916,527
                                                                   ------------

                                        23,666,108

             Weighted average number of shares                        5,916,527

Earnings per Common share:
          Net Income                    $1,558,386                     $   .26

Exhibit 11.

Computation of earnings per share first quarter 2001.


                                       No. of Shares   Weight

         6/30/00 Common stock
                                       5,916,527
                                     -------------
                                                         25%         1,479,132
                                       5,916,527


         9/30/00 Common stock          5,916,527
                                    ---------------
                                                         25%         1,479,132
                                       5,916,527


        12/31/00 Common stock          5,916,527
                                    --------------
                                                          25%         1,479,132
                                       5,916,527


         3/31/01 Common stock          5,916,527
                                    --------------
                                                          25%         1,479,132
                                       5,916,527


                                      23,666,108

        Weighted average number of shares                            5,916,527

Earnings per Common share:
      Net Loss                         $112,046                      $   0.02