Form 10-Q
period 2002-06-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2002-08-14
CIK 831246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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


As of August 14, 2002 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding.

                     FRANKLIN CREDIT MANAGEMENT CORPORATION


                                    FORM 10-Q

                                  June 30, 2002


                                 C O N T E N T S


PART I. FINANCIAL INFORMATION                                        Page
                                                                     ----

Item 1.
Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10Q.
In the opinion of management all adjustments necessary for fair presentations have been included.

Consolidated Balance Sheets as of June 30, 2002
(unaudited) and December 31, 2001                                      3

Consolidated Statements of Income (unaudited) for the three
months and six months ended June 30, 2002 and 2001                     4

Consolidated Statements of Stockholders' Equity June 30, 2002
(unaudited)                                                            5

Consolidated Statements of Cash Flows (unaudited)for the six
months ended June 30, 2002 and 2001                                    6

Notes to Consolidated Financial Statements                           7-10

Business Segments                                                      11


Item 2.
Management's Discussion and Analysis of Financial Condition
and Results of Operations                                           12-20

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                             21

Item 2.  Changes in Securities                                         21

Item 3.  Defaults Upon Senior Securities                               21

Item 4.  Submission of Matters to a Vote of Security Holders           21

Item 5.  Other Information                                             22

Item 6.  Exhibits and Reports on Form 8-K                              22

SIGNATURES                                                             24


CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 (unaudited) AND DECEMBER 31, 2001
---------------------------------------------------------------------------
ASSETS                                        June 30,        December 31,
                                               2002               2001
                                            (unaudited)

CASH AND CASH EQUIVALENTS                   $ 5,034,239         $ 7,784,162

RESTRICTED CASH                                 661,392             541,443

NOTES RECEIVABLE:
  Principal                                 372,160,365         331,643,076
  Purchase discount                         (22,684,691)        (22,248,344)
  Allowance for loan losses                 (38,876,210)        (33,490,456)
                                            ------------        -----------

   NET NOTES RECEIVABLE                     310,599,464         275,904,276

LOANS HELD FOR SALE                          45,626,069          28,203,047

ACCRUED INTEREST RECEIVABLE                   4,334,538           4,795,789

OTHER REAL ESTATE OWNED                       3,974,935           3,819,673

OTHER RECEIVABLES                             1,914,793           5,305,409

DEFERRED TAX ASSET                              880,340           1,567,588

OTHER ASSETS                                  2,931,795           1,894,052

BUILDING, FURNITURE AND FIXTURES - Net        1,168,902           1,151,171

DEFERRED FINANCING COSTS- Net                 3,603,361           3,195,891
                                          -------------       -------------
TOTAL ASSETS                              $ 380,729,828       $ 334,162,501
                                          =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Accounts payable and accrued expenses      $ 2,873,740         $ 4,230,203
  Financing agreements                        7,485,536           7,542,511
  Notes payable                             357,847,241         313,943,808
  Subordinated Debentures                                            24,262
  Tax Liability
    Current                                                         225,000
    Deferred                                  2,368,464           1,866,318
                                            -----------         -----------
    TOTAL LIABILITIES                       370,574,981         327,832,102
                                            -----------         -----------

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 10,000,000
 authorized shares; issued and
 outstanding: 5,916,527 and 5,916,527            59,167              59,167
 Additional paid-in capital                   6,985,968           6,985,968
 Retained Earnings (deficit)                  3,109,712            (714,736)
                                            -----------          ----------
   TOTAL STOCKHOLDERS' EQUITY                10,154,847           6,330,399
                                            -----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY                                    $ 380,729,828       $ 334,162,501
                                          =============       =============



See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
-------------------------------------------------------------------------------
                                   Three Months Ended    Six Months Ended
                                        June 30               June 30
                                     2002      2001       2002         2001
                                   --------  --------    --------    --------
REVENUES:
 Interest income                 $9,142,691 $6,627,907  $17,673,152 $12,734,080
 Purchase discount earned           754,677  1,025,345    1,718,706   1,971,080
 Gain on sale of portfolios               0    417,463            0     879,127
 Gain on sale of originated loans   683,506    125,800      896,584     192,220
 Gain on sale of other real
 estate owned                        17,258    695,336      398,375     846,610
 Rental income                       42,518     85,780       85,926     196,767
 Other                              665,648    352,087    1,205,016     674,858
                                 ---------- ----------  -----------  ----------
                                 11,306,298  9,329,717   21,977,759  17,494,742
                                 ---------- ----------  ----------- -----------

OPERATING EXPENSES:
 Interest expense                 4,679,174  4,806,002    9,090,333  10,122,134
 Collection,general and
 administrative                   2,866,044  2,610,519    5,615,495   4,891,669
 Recovery of special charge      (1,662,598)         0   (1,662,598)          0
 Provision for loan losses          841,764    462,440    1,095,764     689,963
 Amortization of deferred
 financing costs                    375,779    278,046      643,923     466,894
 Depreciation                        85,822     48,778      161,644      88,104
                                  --------- ----------   ----------  ----------
                                  7,185,985  8,205,785   14,944,561  16,258,763
                                  --------- ----------   ----------  ----------

INCOME BEFORE PROVISION FOR
INCOME TAXES                      4,120,312  1,123,932    7,033,198   1,235,979
                                  --------- ----------   ----------  ----------

PROVISION FOR INCOME TAXES        1,854,250          0    3,208,750           0
                                 ---------- ----------   ---------- -----------

NET INCOME                       $2,266,062 $1,123,932   $3,824,448  $1,235,979
                                 ========== ==========   ========== ===========

NET INCOME PER COMMON SHARE:
  Basic                          $     0.38 $     0.19   $     0.65  $     0.21
  Dilutive                       $     0.36 $     0.19   $     0.63  $     0.21

                                 ========== ==========   ==========  ==========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                5,916,527  5,916,527    5,916,527   5,916,527

                                 ========== ==========   ==========  ==========
WEIGHTED AVERAGE NUMBER OF
OUTSTANDING DILUTIVE              6,243,953  5,916,527    6,080.240   5,916,527
                                 ========== ==========   ==========  ==========

See notes to Consolidated financial statements












CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
JUNE 30, 2002
-------------------------------------------------------------------------------

                                               Additional  Retained
                              Common Stock     Paid-In     Earnings
                            ----------------
                            Shares    Amount   Capital     (Deficit)   Total
-------------------------------------------------------------------------------



December 31, 2001          5,916,527  $59,167 $6,985,968  $(714,736) $6,330,399

 Net Income (unaudited)                                   3,824,448   3,824,448

                           ----------------------------------------------------
June 30, 2002 (unaudited)   5,916,527 $59,167 $6,985,968 $3,109,712 $10,154,847

                           ====================================================

See notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
-------------------------------------------------------------------------------
                                                      2002             2001
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $3,824,448        $1,235,979
  Adjustments to reconcile net income to
  net cash used by operating activities:
  Depreciation                                       161,644            88,104
  Amortization of deferred financing costs           643,923           466,894
  Origination of loans held for sale             (35,969,133)      (13,791,854)
  Proceeds on sale of loans held for sale         18,546,111         3,293,050
  Purchase discount earned                        (1,718,706)       (1,971,080)
  Gain on sale of other real estate owned           (398,376)         (846,610)
  Provision for loan losses                        1,095,764           689,963
  Decrease in deferred tax asset                     687,248                 0
  (Increase) decrease in:
  Accrued interest receivable                        461,251          (678,206)
  Other receivables                                3,390,616          (555,613)
  Other current assets                            (1,037,743)         (404,306)
  Increase (decrease) in:
  Deferred tax liability                             277,146                 0
  Accounts payable and accrued expenses           (1,356,463)          299,298
  203(k) rehabilitation escrow                             0            (2,186)
  Due to affiliates                                        0           (82,106)
                                                 ------------      ------------
Net cash used by operating activities            (11,392,270)      (12,258,673)
                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition and loan fees                        (1,126,460)       (1,235,402)
 Acquisition of notes receivable                 (90,045,271)      (91,330,701)
 Proceeds from sale of other real estate
 owned                                             3,815,380         5,063,710
 Proceeds from the sale of notes receivable                0        14,420,531
 Acquisition of building, furniture & equipment     (130,529)         (212,776)
 Principal collection on notes receivable         52,426,980        30,034,831
 (Increase) decrease in restricted cash             (119,949)          284,160
                                                 ------------      ------------
Net cash used by investing activities            (35,179,849)      (42,775,647)
                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on subordinated debentures                 (24,262)          (24,001)
 Payments on financing agreements                (37,054,703)      (11,147,878)
 Proceeds from financing agreements               36,997,728        11,566,895
 Proceeds from notes payable                     106,507,117        97,117,724
 Payments on notes payable                       (62,603,684)      (40,806,623)
                                                 ------------      ------------
Net cash provided by financing activities         43,822,196        56,706,117
                                                 ------------      ------------

NET INCREASE IN CASH                              (2,749,923)        1,671,797

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     7,784,162         7,212,346
                                                 -----------       -----------

CASH AND CASH EQUIVALENTS END OF PERIOD           $5,034,239        $8,884,143
                                                 ===========       ===========


See notes to consolidated financial statements



  NOTES TO FINANCIAL STATEMENTS (unaudited)

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

  Basis of Presentation- The consolidated balance sheet as of June 30, 2002, the consolidated statements of income for the three and sixth months ended June 30, 2002 and 2001,and the consolidated statements of cash flows and stockholder equity for the six months ended June 30, 2002 and June 2001 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.


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

  Cash and Cash Equivalents - Cash and cash equivalents include cash and short-term investments with original maturities of three months or less, with the exception of restricted cash. The Company maintains accounts at banks, which at times may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

  Notes Receivable and Income Recognition - The notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions, and mortgage and finance companies. Such notes receivable are generally performing, nonperforming or underperforming at the time of purchase and are usually purchased at a discount from the principal balance remaining. Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and an allowance for loan losses. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral. Impaired notes are measured based on the present value of expected future cash flows discounted at the note's effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is collateral dependent. A note receivable is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement.

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

  The Company's notes receivable are collateralized by real estate located throughout the United States with a concentration in the TX, FL, NY, and CA. Accordingly, the collateral value of a substantial portion of the Company's real estate notes receivable and real estate acquired through foreclosure is susceptible to changes in market conditions.

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

 Other Real Estate Owned - Other real estate owned ("OREO") consists of properties acquired through, or in lieu of, foreclosure or other proceedings are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value, less cost to sell, at the time of acquisition is charged to the allowance for loan losses. Subsequent write-downs are charged to operations based upon management's continuing assessment of the fair value of the underlying collateral. Property is evaluated regularly to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to dispose. Revenue and expenses from the operation of other real estate owned and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs relating to holding the property are expensed. Gains or losses are included in operations upon disposal.

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

Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used , including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

 The following methods and assumptions were used by the Company in estimating . the fair value of its financial instruments:

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

 Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income in 2002 and 2001, therefore net income was the same as its comprehensive income.

 Recent Pronouncements

 In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Correction. SFAS No. 145, among other things, rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and, accordingly, the reporting of gains or losses from the early extinguishment of debt as extraordinary items will only be required if they met the specific criteria for extraordinary items included in Accounting Principles Board Opinion No.30, Reporting the Results of Operations. The rescission of SFAS No. 4 is effective January 1, 2003. Management believes that adoption of this statement will not have a material effect on the Company's financial statements.


 In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not anticipate the adoption of this statement will have a material effect on the Company's financial statements.

BUSINESS SEGMENTS

The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires performing, nonperforming, nonconforming and subperforming notes receivable and promissory notes from financial institutions, mortgage and finance companies, and services and collects such notes receivable through enforcement of terms of original note, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage-banking segment originates or purch ases, sub prime residential mortgage loans for individuals whose credit histories, income and other factors cause them to be classified as nonconforming borrowers.

The Company's management evaluates the performance of each segment based on profit or loss from operations before unusual and extraordinary items and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                Three Months Ended June 30,
                                                  2002             2001
CONSOLIDATED REVENUE

Portfolio asset acquisition and resolution      $ 9,650,176       $ 8,946,971
Mortgage banking                                  1,656,122           382,746
                                               ------------      ------------
Consolidated Revenue                           $ 11,306,298       $ 9,329,717
                                               ============      ============

CONSOLIDATED NET INCOME (LOSS)
Portfolio asset acquisition and resolution      $ 1,568,471       $ 1,149,877
Mortgage banking                                    697,591          (25,945)
                                                -----------       -----------
Consolidated Net Income (Loss)                  $ 2,266,062       $ 1,123,932
                                                ===========       ===========



                                                   Six Months Ended June 30,
                                                    2002            2001
CONSOLIDATED REVENUE

Portfolio asset acquisition and resolution     $ 19,228,088       $ 16,587,373
Mortgage banking                                  2,749,671            907,369
                                               ------------       ------------
Consolidated Revenue                           $ 21,977,759       $ 17,494,742
                                               ============       ============

CONSOLIDATED NET INCOME (LOSS)
 Portfolio asset acquisition and resolution     $ 2,790,107       $  1,176,439
 Mortgage banking                                 1,034,341             59,540
                                                -----------       ------------
Consolidated Net Income (Loss)                  $ 3,824,448       $  1,235,979
                                                ===========       ============

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Forward-Looking Statements. When used in this report, press releases and elsewhere by the Company from time to time, the words "believes", "anticipates" , and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion and the Form 10-Q may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: unanticipated changes in the U.S. economy, the rate of inflation, business conditions, interest rates, the level of growth in the finance and housing markets, the availability for purchase of additional loans and the quality of such additional loans, the status of relations between the Company and its Senior Debt Lender, the status of relations between the Company and its sources for loan purchases, unanticipated difficulties in collections under loans in the Company's portfolio, prepayments of notes in the Company's portfolio and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Loans, Other Real Estate Owned and Acquisitions. During the six months ended June 30, 2002, the Company purchased loans with an aggregate face value of $103.3 million for an aggregate purchase price of $90 million or 87%, compared with the purchase during the six months ended June 30, 2001 of $104.3 million at an aggregate purchase price of $92 million or 88% of aggregate face value. The purchases during the six months ended June 30, 2002 included forty-one bulk portfolios consisting primarily of first and second mortgages, with an aggregate face value of $79.3 million at an aggregate purchase price of $69.1 million or 87% of the face value, and 92 flow purchase transactions consisting primarily of first and second mortgages with an aggregate face value of $24 million at an aggregate purchase price of $21 million or 87% of face value. Acquisition of these portfolios was fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee. The Company believes these acquisitions will result in increases in the level of interest income and purchase discount income during future periods. Payment streams are generated once the loans are incorporated into the Company's loan tracking system.

Management intends to continue to expand the Company's earning asset base through the acquisition of additional portfolios including performing, sub performing, nonconforming and nonperforming first and second mortgages at a positive interest rate spread based upon the Company's cost of funds. The Company believes that its current infrastructure is adequate to service additional loans without any material increases in collection, general and administrative expenses excluding personnel expenses. There can be no assurance the Company will be able to acquire any additional loans on favorable terms or at all.

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

During the six months ended June 30, 2002, Tribeca originated 279 loans with an aggregate principal amount of $35,969,133 compared to origination of 159 loans with an aggregate principal of $13,791,854 during the six months ended June 30,
 2001. During the six months ended June 30, 2002, Tribeca had net income of $1,034,341 as compared to $59,540 during the six months ended June 30, 2002. This increase in income reflected increased loan originations and loan sales during the six months ended June 30, 2002, which generated additional fees and gain on sale income, as compared to the six months ended June 30, 2001.

Cost of Funds. As of June 30, 2002, the Company had Senior Debt outstanding under several loans with an aggregate principal balance of $358 million. Additionally the Company has financing agreements, which had an outstanding balance of $7.5 million at June 30, 2002.

The majority of the loans purchased by the Company bear interest at a fixed rate, while the Senior Debt incurred to acquire such loans bears interest at a variable rate. Consequently, changes in market interest rate conditions have caused direct corresponding changes in interest expense. On December 31, 2001, the Company and its Senior Debt Lender agreed that the interest rate for Senior Debt incurred would be based on the Federal Home Loan Bank of Cincinnati (FHLB) 30-day advance rate plus an additional spread of 3.25%. Under the amendment approximately $60 million of Senior Debt will accrue interest at a rate equal to the prime rate plus a margin of between 0% and 1.75%.

The Company believes that this new agreement has increased its competitiveness in the acquisitions market thereby resulting in additional acquisition opportunities. The weighted average interest rate on borrowed funds for the Senior Debt based on the balances as of June 30, 2002 and December 31, 2001, 2001 was 5.33% and 6.98%, respectively.

Inflation. The impact of inflation on the Company's operations during the six months ending June 30, 2002, and 2001 was immaterial.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk

Movement in interest rates can pose a major risk to the Company. When interest rates increase the spread between notes receivable and notes payable decreases which will result in a decrease in net income. The Company does not currently hedge this risk.

Three Months Ended June 30 ,2002 Compared to Three Months Ended June 30 ,2001.

Total revenue, which is comprised of interest income, purchase discount earned, gains on bulk sale of notes receivable, gain on sale of notes receivable originated, gain on sale of OREO, rental income and other income, increased by $1,976,581 or 21%, to $11,306,298 during the three months ended June 30, 2002, from $9,329,717 during the three months ended June 30, 2001.

Interest income on notes receivable increased by $2,514,784 or 38%, to $9,142,691 during the three months ended June 30, 2002 from $6,627,907 during the three months ended June 30, 2001. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from the $182 million in performing notes acquired by the Company between July 2001 and June 2002, which was only partially offset by collections, prepayments, and loan sales.


Purchase discount earned decreased by $270,668 or 26%, to $754,677 during the three months ended June 30, 2002, from $1,025,345 during the three months ended June 30, 2001. This decrease reflected the write-off of various loans during the quarter in portfolios that would ordinarily earn discount income.

No gain on sale of portfolios was realized during the three months ended June 30, 2002 as compared to the $417,463 realized during the three months ended June 30, 2001. The Company did not consummate any portfolio sales during the three months ended June 30,2002.

Gain on sale of notes originated by Tribeca increased by $557,706 or 443% to $683,506 during the three months ended June 30, 2002, from $125,800 during the three months ended June 30, 2001, based on an increase in notes sold during the three months ended June 30, 2002, compared to the three months ended June 30,
 2001.

Gain on sale of OREO decreased by $678,078 or 98% to $17,258 during the three months ended June 30, 2002 from $695,336 during the three months ended June 30, 2001. The Company sold 23 and 51 OREO properties during the three months ended June 30, 2002 and June 30, 2001 respectively. These decreases reflected the decrease in the Company's portfolio of OREO held for sale.

Rental income decreased by $43,262 or 50% to $42,518 during the three months ended June 30, 2002, from $85,780 during the three months ended June 30, 2001. Rental income decreased due to the sale of rental properties in prior periods. The Company had 13 and 30 rental properties during the three months ended June 30, 2002 and June 30, 2001 respectively.

Other income increased by $313,561 or 89%, to $665,648 during the three months ended June 30, 2002 from $352,087 during the three months ended June 30,2001. This increase reflected increases in prepayment penalty income due to the growth in the size of the portfolio and increased loans fees associated with Tribeca loans due an increase in volume.

Total operating expenses exclusive of a "recovery of a special charge" related to the PCC transaction increased by $642,799 or 8% to $8,848,584 during the three months ended June 30, 2002 from $8,205,785 during the three months ended June 30, 2001. Total operating expenses includes interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

Interest expense decreased by $126,828 or 3%, to $4,679,174 during the three months ended June 30, 2002, from $4,806,002 during the three months ended
June 30, 2001. This decrease resulted primarily from a 24% decrease in costs of funds, which was partially offset by a 26% increase in debt measured on the last day of the two periods. The weighted average cost of funds was 5.33% and 6.98% during the three months ended June 30, 2002 and June 30, 2001. Total debt increased by $75 million or 26%, to $365 million as of June 30, 2002, from $290 million as of June 30, 2001. Total debt consists principally of Senior Debt, and also includes debentures, and financing agreements.

Collection, general and administrative expenses increased by $255,525 or 10% to $2,866,044 during the three months ended June 30, 2002 from $2,610,519 during the three months ended June 30, 2001, as compared to a 28% increase in our portfolio ended June 30, 2001. Collection, general and administrative expense consists primarily of personnel expense, and all other collection expenses including OREO related expense, litigation expense, and miscellaneous collection expense.

The Company made a $1,662,598 cash settlement representing a recovery of a special charge taken to income during 1997 to reserve for a portfolio purchase of $1.8 million.

Personnel expenses increased by $245,093 or 18% to $1,644,009 during the three months ended June 30, 2002 from $1,398,916 during the three months ended June 30,2001. This increase resulted largely from increases in staffing in Tribeca and bonus accruals. All other collection expenses increased by $10,432 to $1,222,035 during the three months ended June 30, 2002 from $1,211,603 during the three months ended June 30, 2001. This increase resulted primarily from increased legal fees due to the growth in the portfolio, additional rent associated with new office space and related office expenses, which were only partially offset by decreases in OREO expenses.

Provisions for loan losses increased by $379,324 or 82% to $841,764 during the three months ended June 30, 2002 from $462,440 during the three months ended June 30, 2001. This increase resulted primarily from higher than anticipated write-offs in portfolios where there was no longer purchase discount available to increase reserves.

Amortization of deferred financing costs increased by $97,733 or 35% to $375,779 during the three months ended June 30, 2002, from $278,046 during the three months ended June 30, 2001. This increase resulted primarily from an increase in collections due to prepayments due to the growth in size of the portfolio. On June 30, 2002 and June 30, 2001, deferred financing costs, as a percentage of Senior Debt outstanding were 1.01% and 1.03%, respectively

Depreciation expense increased by $37,045 or 76%, to $85,822 during the three months ended June 30, 2002, from $48,778 during the three months ended June 30, 2001. This increase resulted from increased investments in computer equipment, furniture, and the renovations of office space.

Operating income increased by $2,996,380 or 266% to $4,120,312 during the three months ended June 30, 2002 from $1,123,932 during the three months ended June 30, 2001.


During the three months ended June 30, 2002 the Company made a provision for income taxes of $ 1,854,250. There was no provision for income tax during the three months ended June 30, 2001, due to a loss carry-forward.

Net income increased by $1,142,130 or 101% to $2,266,062 during the three months ended June 30, 2002 from $1,123,932 during the three months ended June 30, 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001.

Total revenue, increased by $4,483,017 or 26%, to $21,977,759 during the six months ended June 30, 2002, from $17,494,742 during the six months ended June 30, 2001.

Interest income on notes receivable increased by $4,939,072 or 39%, to $17,673,152 during the six months ended June 30, 2002 from $12,734,080 during the six months ended June 30, 2001. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from the $182 million in performing notes acquired by the Company between July 2001 and June 2002, which was only partially offset by collections, prepayments, and loan sales.

Purchase discount earned decreased by $252,374 or 13%, to $1,718,706 during the six months ended June 30, 2002 from $1,971,080 during the six months ended June 30, 2001. This decrease reflected the write-off of various loans during the six months ended June 30, 2002 in portfolios that would ordinarily earn discount income.

Gain on portfolio sale decreased by $879,127, to $0 during the six months ended June 30, 2002, from $879,127 during the six months ended 2001. The Company did not consummate any portfolio sales during the six months ending June 30, 2002.

Gain on sale of notes originated by Tribeca increased by $704,364 or 366% to $896,584 during the six months ended from $192,220 during the six months ended June 30, 2001. This increase reflected an increase in the number of Tribeca loans sold during the six months ended June 30, 2002, as compared to the six months ended June 30, 2001.

Gain on sale of OREO decreased by $448,235 or 53% to $398,375 during the six months ended June 30, 2002, from $846,610 during the six months ended June 30, 2001. These decreases reflected the decrease in the Company's portfolio of OREO held for sale. The Company sold 47 OREO properties during the six months ended June 30, 2002, and 81 OREO properties during the six months ended June 30, 2001.

Rental income decreased by $110,841 or 56% to $85,926 during the six months ended June 30, 2002, from $196,767 during the six months ended June 30, 2001. This decrease reflected a decrease in the number of rental properties during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The Company had 15 and 30 rental properties during the six months ended June 30, 2002 and June 30, 2001 respectively.

Other income increased by $530,158 or 79%, to $1,205,016 during the six months ended June 30, 2002 from $674,858 during the six months ended June 30, 2001. This increase reflected increases in prepayment penalties, and late charges, resulting from the increase in size of the Company's portfolio and loan fees associated with Tribeca loans sold.

Total operating expenses exclusive of the special recovery transaction increased by $348,396 or 2%, to $16,607,159 during the six months ended June 30, 2002, from $16,258,763 during the six months ended June 30, 2001.

Interest expense decreased by $1,031,801 or 10%, to $9,090,333 during the six months ended June 30, 2002 from $10,122,134 during the six months ended June 30, 2001. This decrease resulted primarily from a 24% decrease in costs of funds, which was partially offset by a 26% increase in debt measured on the last day of the two periods. The weighted average costs of funds were 5.33% and 6.98% during the six months ended June 30, 2002 and June 30, 2001. Total debt increased by $75 million or 26%, to $365 million as of June 30, 2002 from $290 million as of June 30, 2001. Total debt includes Senior Debt, debentures, and financing agreements and loans from affiliates.

Collection, general and administrative expenses increased by $723,826 or 15%, to $5,615,495 during the six months ended June 30, 2002 from $ 4,891,669 during the six months ended June 30, 2001 while the portfolio increased 28%.

The Company made a $1,662,598 cash settlement representing a recovery of a special charge taken to income during 1997 to reserve for a portfolio purchase of $1.8 million.

Personnel expenses increased by $641,443 or 25%, to $3,172,186 during the six months ended June 30, 2002 from $2,530,744 during the six months ended June 30, 2001. This increase resulted largely from increases in staffing in Tribeca and bonus accruals during the six months ended June 30, 2002. All other collection expenses increased by $82,383 or 3% to $2,443,309 during the six months ended June 30, 2002 from $2,360,925 during the six months ended June 30, 2001. This increase resulted primarily from increased legal fees due to the growth in the portfolio, additional rentassociated with new office space and related office expenses, which were only partially offset by decreases in OREO expenses.

Provisions for loan losses increased by $405,801 or 59% to $1,095,764 during the six months ended June 30, 2002 from $689,963 during the six months ended June 30, 2001. This increase resulted primarily from higher than anticipated write-offs in portfolios where there is no longer purchase discount available to increase reserves.

Amortization of deferred financing costs increased by $177,029 or 38%, to $643,923 during the six months ended June 30, 2002, from $466,894 during the six months ended June 30, 2001. This increase resulted primarily from the growth in size of the portfolio.

Depreciation expense increased by $73,540 or 83%, to $161,644 during six months ended June 30, 2002, from $88,104 during the six months ended June 30,2001. This increase resulted from increased investments in computer equipment, furniture, and the renovations of office space.

Operating income increased by $5,797,219 or 469% to $7,033,198 during the six months ended June 30, 2002, from $1,235,979 during the six months ended June 30, 2001.

During the six months ended June 30, 2002 the Company made a provision for income taxes of $3,208,750. There was no provision for income tax during the six months ended June 30, 2001, due to a loss carry-forward.

Net income increased by $2,588,470 or 209% to $3,824,448 during the six months ended June 30, 2002 from $1,235,979 during the six months ended June 30, 2001.



Liquidity and Capital Resources

General. During the six months ended June 30, 2002 the Company purchased 1,959 loans in several portfolios with an aggregate face value of $103 million at an aggregate purchase price of $90 million or 87% of face value. During the six months ended June 30, 2001 the Company purchased 2,406 loans in several portfolios with an aggregate face value of $104 million at an aggregate purchase price of $92 million or 88% of aggregate face value.
The Company's portfolio of notes receivable at June 30, 2002 had a face value of $372 million and included net notes receivable of approximately $311 as compared with a face value of $332 million and net notes receivable of approximately $276 million as of December 31, 2001. Net notes receivable are stated at the amount of unpaid principal, net of purchase discount and allowance for loan losses. The Company has the ability to hold its notes until maturity, payoff or liquidation of collateral or, where deemed to be economically advantageous, sale.

During the six months ended June 30, 2002, the Company used cash in the amount of $11.2 million in its operating activities primarily for the originations of loans, interest expense, and increased infrastructure in the Company's core business, litigation expense incidental to its ordinary collection activities and for the foreclosure and improvement of OREO. The Company used $35.2 million in its investing activities, primarily reflecting purchases of notes receivable which purchases were offset by principal collections upon its notes receivable and proceeds from sales of loans and OREO. The amount of cash used in operating and investing activities was funded by $44 million of net cash provided by financing activities, including primarily, a net increase in Senior Debt of $44 million. The above activities resulted in a net decrease in cash at June 30, 2002 over December 31, 2001 of $2.8 million.

In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at June 30, 2002 and 2001, the Company held OREO recorded on the financial statements at $3.9 million and $4.2 million, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or fair market value. The Company estimates, based on third party appraisals and broker price opinions, that the OREO inventory held at June 30, 2002, in the aggregate, had a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $4.4 million. There can be no assurance, however, that such estimate is substantially correct or that an amount approximating such amount would actually be realized upon liquidation of such OREO. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it is economically beneficial to do so.

Cash Flow

Substantially all of the assets of the Company are invested in itsportfolios of notes receivable and OREO. Primary sources of the Company's cash flow for operating and investing activities are borrowings under its senior debt facilities, collections on notes receivable and gain on sale of notes and OREO properties.

At June 30, 2002, the Company had unrestricted cash, cash equivalents and marketable securities of $5 million.

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

Financing Activities

Senior Debt. As of June 30, 2002, the Company owed an aggregate of $358 million to the Lender of Senior Debt, under several loans.

The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest based on the Federal Home Loan Bank of Cincinnati (FHLB) 30-day advance rate plus an additional spread of 3.25%. Approximately $60 million of Senior Debt will accrue interest at a rate equal to the prime rate plus a margin of between 0% and 1.75%. The accelerated payment provisions are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a weekly additional principal reduction from cash collected before scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the contractual scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow that is available to the Company.

In December 2001, the Company negotiated with its Senior Debt Lender a modification to provisions of the Senior Debt, pursuant to which the Senior Debt Lender has provided the Company with a cash advance of $1,345,000 per month for the year 2002. Management believes that this modification may reduce irregular periods of cash flow shortages arising from operations. Management believes that sufficient cash flow from the collection of notes receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of notes receivable, the bulk sale of performing loan portfolios, sales and rental of OREO, continued modifications to the secured debt credit agreements or additional borrowing, to repay the current liabilities arising from operations and to repay the long term indebtedness of the Company.

Certain Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The Company is no longer required to maintain these restricted accounts but has continued to under the prior agreement. The Company typically uses these funds to place deposits on loan portfolio bids and to refinance loans in the Company's own portfolio. The restricted cash is maintained in an interest bearing account, with the Company's Senior Debt Lender. The aggregate balance of restricted cash in such accounts was $661,392 on June 30, 2002 and $541,443 on December 31, 2001. The increase in restricted cash at June 30, 2002 was due to the reimbursement of funds from loans closed which funds are returned to the restricted account once payoff has taken place.

Total Senior Debt availability was approximately $500 million at June 30, 2002, of which approximately $358 million had been drawn down as of such date. As a result, the Company has approximately $142 million available to purchase additional portfolios of notes receivable and OREO.

The Company's Senior Debt Lender has provided Tribeca with a warehouse financing agreement of $7 million. This Senior Debt accrues interest based on prime plus an additional spread of 3.25%. At June 30, 2002, Tribeca had drawn down $ 6.5 million on the line. The Company is in negotiations with its current warehouse facility provider to increase the amount available on the line although there can be no assurance that this will take place. The Company is actively seeking other sources of financing for Tribeca.

Financing Agreements. The Company has a financing agreement with the Senior
Debt Lender permitting it to borrow a maximum of approximately $1,500,000 at a rate equal to such lender's prime rate plus two percent per annum. Principal repayment of the lines is due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the financing agreements as of June 30, 2002 and December 31, 2001, were $774,909 and $647,791, respectively. Advances made under the financing agreement were used to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding financing agreements and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company, which the Company may choose to hold as rental property to maximize its return. The Company uses when available OREO sales proceeds to pay down financing agreements to help reduce interest expense.

Additionally, the Company has a financing agreement with Citibank. The agreement provides the Company with the ability to borrow a maximum of $150,000 at a rate equal to the bank's prime rate plus one percent per annum. As of June 30, 2002 and December 31, 2001 $114,372 and $118,239 respectively, were outstanding on the financing agreement.

                            Part II Other Information

Item 1.  Legal Proceedings

As previously disclosed, on or about February 9, 2000 the United States
District Court for the Southern District of New York entered judgment in the approximately amount of $1.7 million, plus interest, in favor of the Company against Preferred Credit Corporation. Also as previously disclosed, the Company was made party to an action filed by NJK Holding Corporation against Preferred Credit Corporation and the Company. Through this second action, NJK sought a declaration that it had a senior lien against certain funds. On or about May 29 , 2002, the Company and NJK entered into a settlement agreement pursuant to which the parties agreed to the respective lien priorities to the disputed funds and all remaining claims among the parties were dismissed, with prejudice.

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Maters to a Vote of Security Holders

On May 9, 2002 at the Company's annual meeting the shareholders voted to elect nine directors to the Company's Board of Directors, and to ratify the appointment of Deloitte & Touche LLP as the Company's independent public auditors for the fiscal year ended December 31, 2001.


-------------------- ---------- --------- ----------- ----------- -------------
Election of
Directors                For      Against  Abstained   No-votes      Total
Director
-------------------- ----------  --------  ----------  ----------   ----------
-------------------- ----------  --------  ----------  ----------   ----------

Thomas J. Axon        4,837,434     790       5,479     1,072,824    5,916,527
-------------------- ----------  --------  ----------  ----------   ----------
-------------------- ----------  -------   ----------  ----------   ----------
Seth Cohen            4,837,434     790       5,479     1,072,824    5,916,527
-------------------- ----------  --------  ----------  ----------   ----------
-------------------- ----------  --------  ----------  ----------   ----------
Joseph Caiazzo        4,837,434     790       5,479     1,072,824    5,916,527
-------------------- ----------  --------  ----------  ----------   ----------
-------------------- ----------  --------  ----------  ----------   ----------
Michael Bertash       4,837,434     790       5,479     1,072,824    5,916,527
-------------------- ----------  --------  ----------  ----------   ----------
-------------------- ----------  --------  ----------  ----------   ----------
Frank B. Evans        4,837,434     790       5,479     1,072,824    5,916,527
-------------------- ----------  --------  ----------  ----------   ----------
-------------------- ----------  --------  ----------  ----------   ----------
Alan Joseph           4,837,434     790       5,479     1,072,824    5,916,527
-------------------- ----------  --------  ----------  ----------   ----------
-------------------- ----------  --------  ----------  ----------   ----------
Steven W. Lefkowitz   4,837,434     790       5,479     1,072,824    5,916,527
-------------------- ----------  --------  ----------  ----------   ----------
-------------------- ----------  --------  ----------  ----------   ----------
Allan R. Lyons        4,837,434     790       5,479     1,072,824    5,916,527
-------------------- ----------  --------  ----------  ----------   ----------
-------------------- ----------  --------  ----------  ----------   ----------
William F. Sullivan   4,837,434     790       5,479     1,072,824    5,916,527
-------------------- ----------  --------  ----------  ----------   ----------




Independent Public
Auditors                  For     Against    Abstained  No Votes      Total
------------------------------------------------------------------------------
Deloitte & Touche
LLP                   1,691,319     615      3,118,615  1,105,978    5,916,527



Item 5.  Other Information
"In compliance with Section 906 of the Sarbanes-Oxley Act of 2002, we have provided certifications of our chief executive officer and chief financial officer to the Securities and Exchange Commission. These certifications were provided accompanying this report as supplemental correspondence and have not been filed pursuant to the Securities Exchange Act of 1934."


Item 6.  Exhibits and Reports on form 8-K
                           None

EXHIBIT TABLE
(a)
Exhibit No.     Description
  3(a)          Restated  Certificate  of  Incorporation.  Previously  filed with,  and  incorporated  herein by reference to, the Company's
                10-KSB, filed with the Commission on December 31, 1994.

   (b) Bylaws of the Company. Previously filed with, and incorporated herein by reference to, the Company's Registration Statementon Form S-4, No.33-81948, filed with the Commission on November 24, 1994.

 10(i) Promissory Note between Thomas J. Axon and the Company dated December 31, 1998. Filed with the Commission on December 31, 1998. Previously filed with, and incorporated herein by reference to, the Company's Form 10KSB, filed with the Commission on April 16, 1999.

 10(j) Promissory Note between Steve Leftkowitz, board member, and the Company dated March 31, 1999. Filed with the Commission with form 10KSB on March 30, 2000.

 10(l) Employment Agreement dated July 17, 2000 between the Company and Seth Cohen. Filed with the Commission with form 10KSB on March 31, 2001.

   11           Earnings per share. Filed here with.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2002
                       FRANKLIN CREDIT MANAGEMENT CORPORATION




                                              By:  THOMAS J. AXON
                                                   ---------------
                                                   Thomas J. Axon
                                                   Chairman of the Board


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                       Date


SETH COHEN                 Chief Executive Officer       August 14, 2002
-------------              and Director                  ---------------
Seth Cohen
(Principal executive officer)


JOSEPH CAIAZZO             Senior Vice President,        August 14, 2002
-------------              Chief Operating Officer,      ---------------
Joseph Caiazzo             Secretary and Director
(Secretary)


ALAN JOSEPH                Chief Financial Officer,      August 14,  2002
-------------              Director                      ----------------
Alan Joseph
Principal financial officer

Exhibit 11.

Computation of earnings per share second quarter 2002.


                                        No. of Shares          Weight

 06/30/02 Common stock                    5,916,527             100%


Weighted average number of shares                      5,916,527

Earnings per Common share:
      Net Income                           $3,824,448             $.65







Exhibit 11.

Computation of earnings per share second quarter 2001



                                         No. of Shares          Weight

 06/30/01 Common stock                      5,916,527            100%



Weighted average number of shares                      5,916,527

Earnings per Common share:
      Net Income                            $1,235,979           $.21