Form 10-Q
period 2002-09-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2002-11-14
CIK 831246

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2002

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

As of November 13, 2002 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding.

                     FRANKLIN CREDIT MANAGEMENT CORPORATION

                                    FORM 10-Q
                            For the Nine Months Ended
                               September 30, 2002

                                 C O N T E N T S

PART I.  FINANCIAL INFORMATION (UNAUDITED)                                                   PAGE
                                                                                             ----
Item 1.  Financial Statements
         The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10Q. In the opinion of management all adjustments necessary for
           fair presentations have been included.

         Consolidated Balance Sheets as of September 30, 2002 and
           December 31, 2001                                                                    3

         Consolidated Statements of Operations for the three months and nine
           months ended September 30, 2002 and 2001                                             4

         Consolidated Statements of Stockholders' Equity for the nine months ended
           September 30, 2002                                                                   5

         Consolidated Statements of Cash Flows for the nine months ended
           September 30, 2002 and 2001                                                          6

         Notes to Consolidated Financial Statements                                          7-11

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                            12-21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                            21

Item 4.  Controls and Procedures                                                               21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                     22

Item 2.  Changes in Securities                                                                 22

Item 3.  Defaults Upon Senior Securities                                                       22

Item 4.  Submission of Matters to a Vote of Security Holders                                   22

Item 5.  Other Information                                                                     22

Item 6.  Exhibits and Reports on Form 8-K                                                      22

SIGNATURES                                                                                     23

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                             SEPTEMBER 30, 2002      DECEMBER 31, 2001
ASSETS

CASH AND CASH EQUIVALENTS                                       $  6,721,672           $  7,784,162

RESTRICTED CASH                                                      674,199                541,443

NOTES RECEIVABLE:

  Principal                                                      389,423,630            331,643,076
  Purchase discount                                              (23,439,865)           (22,248,344)
  Allowance for loan losses                                      (39,686,713)           (33,490,456)
                                                                ------------           ------------

       NET NOTES RECEIVABLE                                      326,297,052            275,904,276

LOANS HELD FOR SALE-Net                                           47,893,124             28,203,047

ACCRUED INTEREST RECEIVABLE                                        4,403,074              4,795,789

OTHER REAL ESTATE OWNED                                            5,586,520              3,819,673

OTHER RECEIVABLES                                                  1,987,318              5,305,409

DEFERRED TAX ASSET                                                   880,340              1,567,588

OTHER ASSETS                                                       3,403,654              1,894,052

BUILDING, FURNITURE AND FIXTURES - Net                             1,160,037              1,151,171

DEFERRED FINANCING COSTS- Net                                      3,790,798              3,195,891
                                                                ------------           ------------

TOTAL ASSETS                                                    $402,797,788           $334,162,501
                                                                ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                         $  4,133,833           $  4,230,203
  Financing agreements                                             8,873,253              7,542,511
  Notes payable                                                  375,858,070            313,943,808
  Subordinated debentures                                                 --                 24,262
  Tax liability:
    Current                                                               --                225,000
    Deferred                                                       2,212,605              1,866,318
                                                                ------------           ------------

       TOTAL LIABILITIES                                         391,077,761            327,832,102
                                                                ------------           ------------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 10,000,000 authorized shares;
    issued and outstanding: 5,916,527 and 5,916,527                   59,167                 59,167
  Additional paid-in capital                                       6,985,968              6,985,968
  Retained earnings (deficit)                                      4,674,892               (714,736)
                                                                ------------           ------------

       TOTAL STOCKHOLDERS' EQUITY                                 11,720,027              6,330,399
                                                                ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $402,797,788           $334,162,501
                                                                ============           ============

See notes to consolidated financial statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED SEPT 30       NINE MONTHS ENDED SEPT 30
                                                          2002            2001             2002           2001
                                                      ------------     -----------      -----------    -----------
REVENUES:
   Interest income                                    $ 9,452,180      $ 7,586,034      $27,125,332    $20,320,114
   Purchase discount earned                               882,458        1,007,499        2,601,163      2,978,578
   Gain on sale of portfolios                             114,019           69,839          114,019        948,966
   Gain on sale of originated loans                       689,432          176,926        1,586,017        391,417
   Gain on sale of other real estate owned                271,931          273,088          670,306      1,119,699
   Rental income                                           44,959           72,838          130,885        269,605
   Other                                                  765,523          358,722        1,970,539      1,011,308
                                                      -----------      -----------      -----------    -----------
                                                       12,220,502        9,544,946       34,198,261     27,039,687
                                                      -----------      -----------      -----------    -----------

OPERATING EXPENSES:
   Interest expense                                     4,966,438        5,227,237       14,056,770     15,349,371
   Collection, general and administrative               3,279,258        2,646,750        8,894,753      7,538,419
   Recovery of special charge                                  --               --       (1,662,598)            --
   Provision for loan losses                              723,603          414,000        1,819,367      1,103,963
   Amortization of deferred financing costs               313,280          205,979          957,203        672,873
   Depreciation                                            92,143           70,169          253,787        158,272
                                                      -----------      -----------      -----------    -----------
                                                        9,374,721        8,564,135       24,319,282     24,822,898
                                                      -----------      -----------      -----------    -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                2,845,781          980,811        9,878,979      2,216,789

PROVISION FOR INCOME TAXES                              1,280,601                0        4,489,351              0
                                                      -----------      -----------      -----------    -----------

NET INCOME                                            $ 1,565,179      $   980,811      $ 5,389,628    $ 2,216,789
                                                      ===========      ===========      ===========    ===========

NET INCOME PER COMMON SHARE:
   Basic                                              $      0.26      $      0.17      $      0.91    $      0.37
   Dilutive                                           $      0.25      $      0.17      $      0.86    $      0.37
                                                      ===========      ===========      ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING BASIC                                      5,916,527        5,916,527        5,916,527      5,916,527
                                                      ===========      ===========      ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DILUTIVE                                   6,261,550        5,916,527        6,248,352      5,916,527
                                                      ===========      ===========      ===========    ===========

See notes to consolidated financial statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2002
--------------------------------------------------------------------------------

                                            Common Stock             Additional       Retained
                                     --------------------------       Paid-In         Earnings
                                        Shares         Amount         Capital         (Deficit)         Total
----------------------------------------------------------------------------------------------------------------
Balance, January 1, 2002               5,916,527       $59,167       $6,985,968      $ (714,736)     $ 6,330,399

     Net Income                                                                       5,389,628        5,389,628

                                     ---------------------------------------------------------------------------
Balance, September 30, 2002            5,916,527       $59,167       $6,985,968      $4,674,892      $11,720,027
                                     ===========================================================================

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                 2002               2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $   5,389,628      $   2,216,789
  Adjustments to reconcile net income to
     net cash used by operating activities:
     Depreciation                                                  253,787            158,272
     Amortization of deferred financing costs                      957,203            672,873
     Origination of loans held for sale                        (51,497,518)       (25,684,409)
     Proceeds from sale and principal collections on
     loans held for sale                                        31,807,441         10,153,700
     Purchase discount earned                                   (2,601,164)        (2,978,578)
     Gain on sale of other real estate owned                      (670,306)        (1,119,699)
     Provision for loan losses                                   1,819,367          1,103,963
   (Increase) decrease in:
     Accrued interest receivable                                   461,251         (1,512,665)
     Other receivables                                           3,318,091           (223,692)
     Deferred tax asset                                            687,248
     Other assets                                               (1,509,603)          (574,993)
   Increase (decrease) in:
     Current tax liability                                        (225,000)                --
     Deferred tax liability                                        346,287                 --
     Accounts payable and accrued expenses                         (96,370)         1,040,079
     203(k) rehabilitation escrow                                       --             (2,186)
     Due to affiliates                                                  --           (146,835)
                                                             -------------      -------------
   Net cash used by operating activities                       (11,559,657)       (16,897,381)
                                                             -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition and loan fees                                  (1,549,353)        (1,549,218)
     Acquisition of notes receivable                          (134,050,300)      (129,832,488)
     Proceeds from sale of other real estate owned               5,410,057          6,890,412
     Proceeds from the sale of notes receivable                    910,083         17,681,875
     Acquisition of building, furniture & fixtures                (262,652)          (312,969)
     Principal collection on notes receivable                   76,951,345         46,121,205
     (Increase) decrease in restricted cash                       (132,756)           173,645
                                                             -------------      -------------
   Net cash used by investing activities                       (52,723,576)       (60,827,538)
                                                             -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on subordinated debentures                           (24,262)           (36,132)
     Payments on financing agreements                          (52,248,536)       (18,966,885)
     Proceeds from financing agreements                         53,579,279         23,197,892
     Proceeds from notes payable                               139,354,638        132,494,867
     Payments on notes payable                                 (77,440,376)       (56,633,710)
                                                             -------------      -------------
   Net cash provided by financing activities                    63,220,743         80,056,032
                                                             -------------      -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (1,062,490)         2,331,113

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   7,784,162          7,212,346
                                                             -------------      -------------

CASH AND CASH EQUIVALENTS END OF PERIOD                      $   6,721,672      $   9,543,459
                                                             =============      =============

See notes to consolidated financial statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

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

      EARNINGS PER SHARE

      Earning per share is calculated on both a basic and diluted basis. Basic EPS is based on weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents.

      BASIS OF PRESENTATION- The consolidated balance sheet as of September 30, 2002, the consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001, and the consolidated statements of cash flows and stockholders' equity for the nine months ended September 30, 2002 and September 2001 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

      BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents includes cash and short-term investments with original maturities of three months or less, with the exception of restricted cash. The Company maintains accounts at banks, which at times may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

      NOTES RECEIVABLE AND INCOME RECOGNITION - The notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions, and mortgage and finance companies. Such notes receivable are generally performing, nonperforming or underperforming at the time of purchase and are usually purchased at a discount from the principal balance remaining. Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and an allowance for loan losses. The Company has the ability and intent to hold these notes until maturity, payoff or liquidation of collateral. Impaired notes are measured based on the present value of expected future cash flows discounted at the note's effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is collateral dependent. A note receivable is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement.

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

      Loan purchase discounts are amortized into income using the interest method over the period to maturity. The interest method recognizes income by applying the effective yield on the net investment in the loans to the projected cash flows of the loans. Discounts are amortized if the projected payments are probable of collection and the timing of such collections is reasonably estimable. The projection of cash flows for purposes of amortizing purchase loan discount is a material estimate, which could change significantly, in the near term. Changes in the projected payments are accounted for as a change in estimate and the periodic amortization is prospectively adjusted over the remaining life of the loans. Should projected payments not exceed the carrying value of the loan, the periodic amortization is suspended and either the loan is written down or an allowance for uncollectibility is recognized.

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

      The Company's notes receivable are collateralized by real estate located throughout the United States with a concentration in Texas, Florida, New York, and California. Accordingly, the collateral value of a substantial portion of the Company's real estate notes receivable and real estate acquired through foreclosure is susceptible to changes in market conditions.

      Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on notes receivable, future additions to the allowance or write-downs may be necessary based on changes in economic conditions.

      LOANS HELD FOR SALE- The loans held for sale consist primarily of secured real estate first and second mortgages originated by the Company. Such loans held for sale are performing and are carried at lower of cost or market.

      OTHER REAL ESTATE OWNED - Other real estate owned ("OREO") consists of properties acquired through, or in lieu of, foreclosure or other proceedings are held for sale and carried at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value, less cost to sell, at the time of acquisition is charged to the allowance for loan losses. Subsequent write-downs are charged to operations based upon management's continuing assessment of the fair value of the underlying collateral. Property is evaluated regularly to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to sell. Revenue and expenses from the operation of OREO and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs relating to holding the property are expensed. Gains or losses are included in operations upon disposal.

      BUILDING, FURNITURE AND FIXTURES - Building, furniture and fixtures are recorded at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to forty years. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred.

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

      INCOME TAXES - The Company recognizes income taxes under an asset and liability method. This method provides for deferred income tax assets or liabilities based on the temporary differences between the income tax basis of assets and liabilities and their carrying amount in financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of the enactment.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

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

      d. LONG-TERM DEBT - Fair value of the Company's long-term debt (including notes payable, and subordinated debentures) is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts reported in the accompanying balance sheet approximate their fair value.

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

      RECENT ACCOUNTING PRONOUNCEMENTS

             In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS
      No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Correction. SFAS No. 145, among other things, rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and, accordingly, the reporting of gains or losses from the early extinguishment of debt as extraordinary items will only be required if they met the specific criteria for extraordinary items included in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations. The rescission of SFAS No. 4 is effective January 1, 2003. Management believes that adoption of this statement will not have a material effect on the Company's financial statements.

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

                                                   Three Months Ended September 30,
                                                          2002           2001
CONSOLIDATED REVENUE
  Portfolio asset acquisition and resolution          $10,495,429    $ 8,766,175
  Mortgage banking                                      1,725,073        778,771
                                                      -----------    -----------
 Consolidated Revenue                                 $12,220,502    $ 9,544,946
                                                      ===========    ===========

CONSOLIDATED NET INCOME
  Portfolio asset acquisition and resolution          $   993,209    $   886,723
  Mortgage banking                                        571,970         94,088
                                                      -----------    -----------
 Consolidated Net Income                              $ 1,565,179    $   980,811
                                                      ===========    ===========

                                                      Nine Months Ended Sept 30,
                                                          2002           2001
CONSOLIDATED REVENUE
  Portfolio asset acquisition and resolution          $29,723,517    $25,353,546
  Mortgage banking                                      4,474,744      1,686,141
                                                      -----------    -----------
 Consolidated Revenue                                 $34,198,261    $27,039,687
                                                      ===========    ===========

CONSOLIDATED NET INCOME
  Portfolio asset acquisition and resolution          $ 3,783,317    $ 2,063,161
  Mortgage banking                                      1,606,311        153,628
                                                      -----------    -----------
 Consolidated Net Income                              $ 5,389,628    $ 2,216,789
                                                      ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         FORWARD-LOOKING STATEMENTS. This Quarterly Report on Form 10Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. When used in this report, press releases and elsewhere by the Company from time to time, the words "believes", "anticipates", "plans", "estimates", "objectives", "projections", "forecasts", "goals" and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion and the Form 10-Q may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: unanticipated changes in the U.S. economy, the rate of inflation, business conditions, interest rates, the level of growth in the finance and housing markets, the availability for purchase of additional loans and the quality of such additional loans, the ability of the Senior Debt Lender to continue to provide additional debt financing, the status of relations between the Company and its sources for loan purchases, unanticipated difficulties in collections under loans in the Company's portfolio, prepayments of notes in the Company's portfolio and other risks detailed from time to time in the Company's SEC reports. While the Company believes that it's assumptions are reasonable at the time forward looking statement are made readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

         The following management's discussion and analysis of financial condition and results of operations is based on the amounts reported in the Company's consolidated financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on the Company's financial statements. The following is a summary of the Company's critical accounting policies that are most affected by management judgments, estimates and assumptions:

         NOTES RECEIVABLE-The Company purchases real estate mortgage loans to be held as long-term investments. Loan purchase discounts are established at the acquisition date. Management must periodically evaluate each of the purchase discounts to determine whether the projection of cash flows for purposes of amortizing the purchase loan discount has changed significantly. Changes in the projected payments are accounted for as a change in estimate and the periodic amortization is prospectively adjusted over the remaining life of the loans. Should projected payments not exceed the carrying value of the loan, the periodic amortization is suspended and either the loan is written down or an allowance for uncollectibility is recognized. The allowance for loan losses, a material estimate which could change significantly in the near-term, is initially established by an allocation of the purchase loan discount based on the management's assessment of the portion of purchase discount that represents uncollectable principal. Subsequently, increases to the allowance are made through a provision for loan losses and charged to expense. Given the nature of the Company's loan portfolio and the underlying real estate collateral significant judgment is required in determining periodic amortization of purchase discount, and allowance for loan losses. The allowance is maintained at a level that management considers adequate to absorb potential losses in the loan portfolio.

         LOANS, OTHER REAL ESTATE OWNED AND ACQUISITIONS- During the nine months ended September 30, 2002, the Company purchased loans with an aggregate face value of $154.2 million for an aggregate purchase price of $134.1 million or 87%, compared with the purchase during the nine months ended September 30, 2001 of $146.8 million at an aggregate purchase price of $129.8 million or 88% of aggregate face value. The purchases during the nine months ended September 30, 2002 included fifty-seven bulk (purchases over $1 million) portfolios consisting primarily of first and second mortgages, with an aggregate face value of $116.6 million at an aggregate purchase price of $101.1 million or 87% of the face value, and 149 flow (purchases under $1 million) purchase transactions consisting primarily of first and second mortgages with an aggregate face value of $37.6 million at an aggregate purchase price of $33 million or 88% of face value. Acquisition of these portfolios was fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee. The Company believes these acquisitions will result in increases in the level of interest income and purchase discount income during future periods. Payment streams are generated once the loans are incorporated into the Company's loan tracking system.

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

         SINGLE-FAMILY RESIDENTIAL LENDING- In January 1997, the Company formed a wholly owned subsidiary, Tribeca Lending Corp. ("Tribeca"), to originate primarily subprime residential mortgage loans made to individuals whose credit histories, income and other factors cause them to be classified as non-conforming borrowers. Management believes that lower credit quality borrowers present an opportunity for the Company to earn superior returns for the risks assumed. Tribeca provides first and second mortgages that are originated on a retail basis through marketing efforts that include utilization of the FCMC database. Tribeca is currently licensed as a mortgage banker in Alabama, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Kentucky, Illinois, Maryland, Massachusetts, Michigan, Missouri, Mississippi, New York, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington State, and West Virginia and is a Department of Housing and Urban Development FHA Title I and Title II approved lender. Tribeca originated loans are typically expected to be sold in the secondary market through whole-loan, servicing-released sales.

         During the nine months ended September 30, 2002, Tribeca originated 385 loans with an aggregate principal amount of $51.5 million compared to origination of 265 loans with an aggregate principal of $25.6 million during the nine months ended September 30, 2001. During the nine months ended September 30, 2002, Tribeca had net income of $1,606,311 as compared to $153,627 during the nine months ended September 30, 2001. This increase in income reflected increased loan originations and loan sales during the nine months ended September 30, 2002, which generated additional fees and gain on sale income, as compared to the nine months ended September 30, 2001.

         COST OF FUNDS- As of September 30, 2002, the Company had Senior Debt outstanding under several loans with an aggregate principal balance of $376 million. Additionally the Company has financing agreements, which had an outstanding balance of $8.9 million at September 30, 2002.

The majority of the loans purchased by the Company bear interest at a fixed rate, while the Senior Debt incurred to acquire such loans bears interest at a variable rate. Consequently, changes in market interest rate conditions have caused direct corresponding changes in interest expense. On December 31, 2001, the Company and its Senior Debt Lender agreed that the interest rate for Senior Debt incurred would be based on the Federal Home Loan Bank of Cincinnati (FHLB) 30-day advance rate plus an additional spread of

3.25%. Under the amendment approximately $58 million of Senior Debt will accrue interest at a rate equal to the prime rate plus a margin of between 0% and 1.75%.

The Company believes that this new agreement has increased its competitiveness in the acquisitions market thereby resulting in additional acquisition opportunities. The weighted average interest rate on borrowed funds for the Senior Debt based on the balances as of September 30, 2002 and December 31, 2001, was 5.31% and 5.35%, respectively.

         INFLATION. The impact of inflation on the Company's operations during the nine months ending September 30, 2002, and 2001 was immaterial.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001.

         Total revenue, which is comprised of interest income, purchase discount earned, gain on portfolio sale of notes receivable, gain on sale of notes receivable originated, gain on sale of OREO, rental income and other income, increased by $2,675,557 or 28%, to $12,220,502 during the three months ended September 30, 2002, from $9,544,946 during the three months ended September 30, 2001.

         Interest income on notes receivable increased by $1,866,146 or 25%, to $9,452,180 during the three months ended September 30, 2002 from $7,586,034 during the three months ended September 30, 2001. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from the growth in the size of the Company's portfolio through acquisition of $142 million in performing notes between October 2001 and September 2002, which was only partially offset by collections, prepayments, and loan sales.

         Purchase discount earned decreased by $125,041 or 12%, to $882,458 during the three months ended September 30, 2002, from $1,007,499 during the three months ended September 30, 2001. This decrease reflected reserve increases in certain portfolios that would ordinarily earn discount during the quarter.

         Gain on sale of portfolios increased to $114,019 during the three months ended September 30, 2002 as compared to $69,839 realized during the three months ended September 30, 2001. The Company sold three low interest rate performing loans during the three months ending September 30, 2002 as compared to a bulk sale of nonperforming loans during the three months ended September 30, 2001.

         Gain on sale of loans originated increased by $512,506 or 290% to $689,432 during the three months ended September 30, 2002, from $176,926 during the three months ended September 30, 2001. This increase reflected the sale of $10 million in loans during the three months ended September 30, 2002, compared to $4 million in loans during the three months ended September 30, 2001.

         Gain on sale of OREO decreased by $1,157 to $271,931 during the three months ended September 30, 2002 from $273,088 during the three months ended September 30, 2001. The Company sold 33 and 32 OREO properties during the three months ended September 30, 2002 and September 30, 2001, respectively.

         Rental income decreased by $27,879 or 38% to $44,959 during the three months ended September 30, 2002, from $72,838 during the three months ended September 30, 2001. Rental income decreased due to the sale of rental properties between October 2001 and July 2002. The Company had 12 and 30 rental properties during the three months ended September 30, 2002 and September 30, 2001, respectively.

         Other income increased by $406,801 or 113%, to $765,523 during the three months ended September 30, 2002 from $358,722 during the three months ended September 30, 2001. This increase reflected increases in prepayment penalty income due to an increase in prepayments during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

         Total operating expenses increased by $810,586 or 9% to $9,374,721 during the three months ended September 30, 2002 from $8,564,135 during the three months ended September 30, 2001. Total operating expenses includes interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

         Interest expense decreased by $260,799 or 5%, to $4,966,438 during the three months ended September 30, 2002, from $5,227,237 during the three months ended September 30, 2001. This decrease resulted primarily from a 21% decrease in costs of funds, which was partially offset by a 20% increase in debt as compared to September 30, 2001. The weighted average cost of funds was 5.31% and 6.72% during the three months ended September 30, 2002 and September 30, 2001. Total debt increased by $63 million or 20%, to $376 million as of September 30, 2002, from $314 million as of September 30, 2001. Total debt consists principally of Senior Debt, and financing agreements.

         Collection, general and administrative expenses increased by $632,508 or 24% to $3,279,258 during the three months ended September 30, 2002 from $2,646,750 during the three months ended September 30, 2001, as compared to a 25% increase in our loan portfolio ended September 30, 2001. Collection, general and administrative expense consists primarily of personnel expenses, and all other collection expenses including OREO related expense, litigation expense, and miscellaneous collection expense.

           Personnel expenses increased by $160,403 or 12% to $1,490,742 during the three months ended September 30, 2002 from $1,330,339 during the three months ended September 30,2001. This increase resulted largely from increases in staffing in Tribeca and bonus accruals. All other collection expenses increased by $472,106 or 36% to $1,788,516 during the three months ended September 30, 2002 from $1,316,410 during the three months ended September 30, 2001. This increase resulted primarily from increased legal fees due to the growth in the portfolio, additional rent associated with new office space and related office expenses, which were only partially offset by decreases in OREO expenses.

         Provisions for loan losses increased by $309,603 or 75% to $723,603 during the three months ended September 30, 2002 from $414,000 during the three months ended September 30, 2001. This increase resulted primarily from higher than anticipated write-offs in portfolios where there was no longer purchase discount available to increase reserves.

         Amortization of deferred financing costs increased by $107,301 or 52% to $313,280 during the three months ended September 30, 2002, from $205,979 during the three months ended September 30, 2001. This increase resulted primarily from an increase in collections and prepayments on notes receivable and the corresponding pay down on senior debt which caused an acceleration in amortization of deferred financing costs during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

         Depreciation expense increased by $21,974 or 31%, to $92,143 during the three months ended September 30, 2002, from $70,169 during the three months ended September 30, 2001. This increase resulted from investments in computer equipment, furniture, and the renovations of office space.

         Operating income increased by $1,864,970 or 190% to $2,845,781 during the three months ended September 30, 2002 from $980,811 during the three months ended September 30, 2001.

         During the three months ended September 30, 2002 the Company made a provision for income taxes of $ 1,280,601. There was no provision for income tax during the three months ended September 30, 2001, due to loss carry-forwards, which have been exhausted.

         Net income increased by $584,368 or 59% to $1,565,179 during the three months ended September 30, 2002 from $980,811 during the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001.

         Total revenue, increased by $7,158,574 or 26%, to $34,198,261 during the nine months ended September 30, 2002, from $27,039,687 during the nine months ended September 30, 2001.

         Interest income on notes receivable increased by $6,805,218 or 33%, to $27,125,332 during the nine months ended September 30, 2002 from $20,320,114 during the nine months ended September 30, 2001. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from the growth in the size of the Company's portfolio through acquisition of $142 million in performing notes between October 2001 and September 2002, which was only partially offset by collections, prepayments, and loan sales.

         Purchase discount earned decreased by $377,415or 13%, to $2,601,163 during the nine months ended September 30, 2002 from $2,978,578 during the nine months ended September 30, 2001. This decrease reflected the write-off of various loans during the nine months ended September 30, 2002 in portfolios that would ordinarily earn discount income.

         Gain on sale of portfolios decreased by $765,108, to $114,019 or 88% during the nine months ended September 30, 2002, from $948,966 during the nine months ended 2001. The Company sold $1 million of low-coupon performing loans during the nine months ending September 30, 2002 as compared to $20 million in performing and nonperforming loans during the nine months ending September 30, 2001.

         Gain on sale of loans originated increased by $1,194,600 or 305% to $1,586,017 during the nine months ended September 30, 2002 from $391,417 during the nine months ended September 30, 2001. This increase reflected the sale of $25 million in loans during the nine months ended September 30, 2002, compared to the sale of $10 million in loans during the nine months ended September 30, 2001.

         Gain on sale of OREO decreased by $449,393 or 40% to $670,306 during the nine months ended September 30, 2002, from $1,119,699 during the nine months ended September 30, 2001. These decreases reflected the decrease in the number of OREO properties sold. The Company sold 70 OREO properties during the nine months ended September 30, 2002, as compared with 113 OREO properties during the nine months ended September 30, 2001.

          Rental income decreased by $138,720 or 51% to $130,885 during the nine months ended September 30, 2002, from $269,605 during the nine months ended September 30, 2001. This decrease reflected a decrease in the number of rental properties during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The Company had 12 and 30 rental properties during the nine months ended September 30, 2002 and September 30, 2001 respectively.

         Other income increased by $959,231 or 95%, to $1,970,539 during the nine months ended September 30, 2002 from $1,011,308 during the nine months ended September 30, 2001. This increase reflected increases in prepayment penalties due to an increase in prepayments due to favorable refinancing conditions, and late charges, resulting from the increase in size of the Company's portfolio and loan fees associated with the sale of originated loans.

         Total operating expenses, exclusive of the special recovery transaction in 2002 for $1,662,598, increased by $1,158,982 or 5%, to $25,981,880 during the nine months ended September 30, 2002, from $24,822,898 during the nine months ended September 30, 2001.

         Interest expense decreased by $1,292,601 or 8%, to $14,056,770 during the nine months ended September 30, 2002, from $15,349,371 during the nine months ended September 30, 2001. This decrease resulted primarily from a 21% decrease in costs of funds, which was partially offset by a 20% increase in debt as compared to September 30, 2001. The weighted average costs of funds were 5.31% and 6.72% during the nine months ended September 30, 2002 and September 30, 2001. Total debt increased by $62 million or 23%, to $376 million as of September 30, 2002 from $314 million as of September 30, 2001.

         Collection, general and administrative expenses increased by $1,356,334 or 18%, to $8,894,753 during the nine months ended September 30, 2002, from $7,538,419 during the nine months ended September 30, 2001 while the portfolio increased 25%.

         During 2002, the Company received a $1,662,598 cash settlement representing a one-time recovery of a special charge recorded during 1997 to reserve for a portfolio purchase of $1.8 million.

         Personnel expenses increased by $801,846 or 21%, to $4,662,929 during the nine months ended September 30, 2002, from $3,861,083 during the nine months ended September 30, 2001. This increase resulted largely from increases in staffing in Tribeca and bonus accruals during the nine months ended September 30, 2002. All other collection expenses increased by $554,489 or 15% to $4,231,824 during the nine months ended September 30, 2002 from $3,677,335 during the nine months ended September 30, 2001. This increase resulted primarily from increased legal fees due to the growth in the portfolio, additional rent associated with new office space and related office expenses, which were only partially offset by decreases in OREO expenses.

         Provisions for loan losses increased by $715,404 or 65% to $1,819,367 during the nine months ended September 30, 2002, from $1,103,963 during the nine months ended September 30, 2001. This increase resulted primarily from higher than anticipated write-offs in portfolios where there is no longer purchase discount available to increase reserves.

         Amortization of deferred financing costs increased by $284,330 or 42%, to $957,203 during the nine months ended September 30, 2002, from $672,873 during the nine months ended September 30, 2001. This increase resulted primarily from an increase in collections and prepayments on notes receivable and the corresponding pay down on senior debt, which caused acceleration in amortization of deferred financing costs during the nine months ended September 30, 2002 as compared to the nine months, ended September 30, 2001.

         Depreciation expense increased by $95,515 or 60%, to $253,787 during nine months ended September 30, 2002, from $158,272 during the nine months ended September 30,2001. This increase resulted from investments in computer equipment, furniture, and the renovations of office space.

         Operating income increased by $7,662,190 or 346% to $9,878,979 during the nine months ended September 30, 2002, from $2,216,789 during the nine months ended September 30, 2001.

         During the nine months ended September 30, 2002 the Company made a provision for income taxes of $4,489,351. There was no provision for income tax during the nine months ended September 30, 2001, due to loss carry-forwards, which have been exhausted.

         Net income increased by $3,172,839 or 143% to $5,389,628 during the nine months ended September 30, 2002, from $2,216,789 during the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

          GENERAL. During the nine months ended September 30, 2002, the Company purchased 3,120 loans in several portfolios with an aggregate face value of $154.2 million at an aggregate purchase price of $134 million or 87% of face value. During the nine months ended September 30, 2001, the Company purchased 2,961 loans in several portfolios with an aggregate face value of $146.8 million at an aggregate purchase price of $129.8 million or 88% of aggregate face value.

         The Company's portfolio of notes receivable at September 30, 2002 had a face value of $389 million and included net notes receivable of approximately $326 as compared with a face value of $332 million and net notes receivable of approximately $276 million as of December 31, 2001. Net notes receivable are stated at the amount of unpaid principal, net of purchase discount and allowance for loan losses. The Company has the ability to hold its notes until maturity, payoff, liquidation of collateral or, where deemed to be economically advantageous, sale.

         During the nine months ended September 30, 2002, the Company used cash in the amount of $11.6 million in its operating activities primarily for the originations of loans, interest expense, and increased infrastructure in the Company's core business, litigation expense incidental to its ordinary collection activities and for the foreclosure and improvement of OREO. The Company used $52.7 million in its investing activities, primarily reflecting purchases of notes receivable which purchases were offset by principal collections upon its notes receivable and proceeds from sales of loans and OREO. The amount of cash used in operating and investing activities was funded by $63.2 million of net cash provided by financing activities, including primarily, a net increase in Senior Debt of $62 million. The above activities resulted in a net decrease in cash at September 30, 2002 over December 31, 2001 of $1.1 million.

         In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at September 30, 2002 and 2001, the Company held OREO recorded on the financial statements at $5.6 million and $3.8 million, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or fair market value less cost to sell.

          The Company estimates, based on third party appraisals and broker price opinions, that the OREO inventory held at September 30, 2002, in the aggregate, had a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $6.1 million. There can be no assurance, however, that such estimate is substantially correct or that an amount approximating such amount would actually be realized upon liquidation of such OREO. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it is economically beneficial to do so.

CASH FLOW

         Substantially all of the assets of the Company are invested in its portfolios of notes receivable and OREO. Primary sources of the Company's cash flow for operating and investing activities are borrowings under its senior debt facilities, collections on notes receivable and gain on sale of notes and OREO properties.

         At September 30, 2002, the Company had unrestricted cash and cash equivalents of $6.7 million.

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

FINANCING ACTIVITIES

         SENIOR DEBT. As of September 30, 2002, the Company owed an aggregate of $376 million to the Lender of Senior Debt, under several loans.

The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest based on the Federal Home Loan Bank of Cincinnati (FHLB) 30-day advance rate plus an additional spread of 3.25%. Approximately $58 million of Senior Debt will accrue interest at a rate equal to the prime rate plus a margin of between 0% and 1.75%. The accelerated payment provisions are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a weekly additional principal payment from cash collections. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the contractual scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow that is available to the Company.

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

Certain Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The Company is no longer required to maintain these restricted accounts but has continued to under the prior agreement. The Company typically uses these funds to place deposits on loan portfolio bids and to refinance loans in the Company's own portfolio. The restricted cash is maintained in an interest bearing account, with the Company's Senior Debt Lender. The aggregate balance of restricted cash in such accounts was $674,199 on September 30, 2002 and $541,443 on December 31, 2001. The increase in restricted cash at September 30, 2002 was due to the reimbursement of funds from loans closed which funds are returned to the restricted account once payoff has taken place.

         Total Senior Debt availability was approximately $500 million at September 30, 2002, of which approximately $376 million had been drawn down as of such date. As a result, the Company has approximately $124 million available to purchase additional portfolios of notes receivable and OREO.

           The Company's Senior Debt Lender has provided Tribeca with a warehouse financing agreement of $15 million. This Senior Debt accrues interest based on prime plus an additional spread of 3.25%. At September 30, 2002, Tribeca had drawn down $ 7.7 million on the line. The Company successfully negotiated with its current warehouse facility provider to increase the amount available on the line from $7 million to $15 million. The Company is still actively seeking other sources of financing for Tribeca.

FINANCING AGREEMENTS. The Company has a financing agreement with the Senior Debt Lender permitting it to borrow a maximum of approximately $1,500,000 at a rate equal to such lender's prime rate plus two percent per annum. Principal repayment of the cash advance is due nine months from the date of the advance and interest is payable monthly. The total amounts outstanding under the financing agreements as of September 30, 2002 and December 31, 2001, were $791,917 and $647,791, respectively. Advances made under the financing agreement were used to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding financing agreements and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company, which the Company may choose to hold as rental property to maximize its return. The Company uses when available OREO sales proceeds to pay down financing agreements to help reduce interest expense

         Additionally, the Company has a financing agreement with Citibank. The agreement provides the Company with the ability to borrow a maximum of $150,000 at a rate equal to the bank's prime rate plus one percent per annum. As of September 30, 2002 and December 31, 2001 $112,408 and $118,239 respectively, were outstanding on the financing agreement.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Movement in interest rates can pose a major risk to the Company. When interest rates increase the spread between notes receivable and notes payable decreases which will result in a decrease in net income. The Company does not currently hedge this risk.

The Company has $376 million notes payable with a weighted average rate cost of funds of 5.31%, if interest rates increased 1% or 100 basis points the interest expense would be $19.9 million versus $19.3 million for the year.

ITEM 4.
CONTROLS AND PROCEDURES

Within the 90-day period to the filing date of this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures and judged such controls and procedures to be adequate and effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of that evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously disclosed in the June 2002 10Q, the Company and NJK entered into a settlement agreement pursuant to which the parties agreed to the respective lien priorities to the disputed funds and all remaining claims among the parties were dismissed, with prejudice.

ITEM 2. CHANGES IN SECURITIES

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

     During the quarterly period covered by this filing, the Audit committee of the Board of Directors of the Company approved the engagement of Deloitte and Touche LLP, the Company's external auditor, for tax related services. These services are not in connection with Deloitte and Touche audit or review of the Company's financial statements.

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

       10(l) Employment Agreement dated July 17, 2000 between the Company and Seth Cohen. Filed with the Commission with form 10KSB on March 31, 2001.

       99-1          Certification from the Chief Executive Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002.

       99-2          Certifications from the Chief Financial Officer pursuant to section 906 of the Sarbanes Oxley Act of 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2002

                           FRANKLIN CREDIT MANAGEMENT
                                   CORPORATION

                                      By:   THOMAS J. AXON
                                         -----------------
                                            Thomas J. Axon
                                            Chairman of the Board

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                          Date

SETH COHEN                      Chief Executive Officer        November 13, 2002
-------------                   and Director
Seth Cohen
(Principal executive officer)

JOSEPH CAIAZZO                  Senior Vice President, Chief   November 13, 2002
-------------                   Operating Officer, Secretary
Joseph Caiazzo                  and Director
(Secretary)

ALAN JOSEPH                     Chief Financial Officer,       November 13, 2002
-------------                   Director
Alan Joseph
Principal financial officer

                                  CERTIFICATION

I, Seth Cohen, Chief Executive Officer, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Franklin Credit Management corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for the registrant and we have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ Seth Cohen
-----------------
Seth Cohen,
Chief Executive Officer

CERTIFICATION

I, Alan Joseph, Chief Financial Officer, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Franklin Credit Management Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for the registrant and we have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ Alan Joseph
---------------
Alan Joseph,
Chief Financial Officer