Form 10-K
period 2002-12-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2003-03-31
CIK 831246

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-17771

                     FRANKLIN CREDIT MANAGEMENT CORPORATION

                 DELAWARE                             75-2243266
         (State of incorporation)                               (I.R.S. ID)

                               SIX HARRISON STREET
                            NEW YORK, NEW YORK 10013
                                 (212) 925-8745

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON
                              STOCK, $0.01 PAR VALUE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [No].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant as of March 24, 2003 was approximately $2,932,652.

Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 2002, are incorporated by reference into Part III.

                     FRANKLIN CREDIT MANAGEMENT CORPORATION

                                    FORM 10-K
                                DECEMBER 31, 2002

                                      INDEX

                                                                                                PAGE
                                                                                                ----
                                     PART I.
Item 1.   Business                                                                                3

Item 2.   Properties                                                                              8

Item 3.   Legal Proceedings                                                                       9

Item 4.   Submission of Matters to a Vote of Security Holders                                     9

                                    PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholders Matters                 10

Item 6.   Selected Financial Data                                                                10

Item 7.   Management's Discussion and Analysis of Financial Condition and Results                11
          Of Operations
          Factors Affecting our Business Condition

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk                              20

Item 8.   Financial Statements and Supplementary Data                                            21

Item 9.   Change in and Disagreements with Accountants on Accounting and Financial Disclosures   21

                                    PART III.

Item 10.  Directors and Executive Officers of the Registrant                                     22

Item 11.  Executive Compensation                                                                 22

Item 12.  Security Ownership of Certain Beneficial Owners and Management                         22

Item 13.  Certain Relationships and Related Transactions                                         22

                                     PART IV

Item 14   Controls and Procedures.                                                               22

Item 15.  Exhibits, Financial Statements Schedules and Reports on Form 8-K                       22

                                     PART I

ITEM 1. BUSINESS

         BUSINESS OF REGISTRANT. Franklin Credit Management Corporation ("FCMC", and together with its wholly-owned subsidiaries, the "Company") is a specialty consumer finance and asset management company primarily engaged in the acquisition, origination, servicing and resolution of performing, sub-performing and non-performing residential mortgage loans and residential real estate. The Company's portfolio consists primarily of sub-prime assets. Mortgage loans are purchased at a discount relative to the aggregate unpaid principal balance of the loan and real estate is acquired in foreclosure or otherwise and is also acquired at a discount relative to the appraised value of the asset.

         During 2002, the Company took advantage of market opportunities to increase its volume of loan acquisitions, pursuing a strategy of acquiring primarily higher coupon non-investment grade performing loans. Based on acquisition volume, the Company's portfolio grew 27% to $458 million at December 31, 2002, as compared to $360 million at December 31, 2001. The Company expects to continue this strategy, as well as increase both the pace and amount of acquisitions, during 2003.

         The Company believes it has built a strong servicing infrastructure and developed a servicing expertise. In addition, the Company believes that its ability to service and rehabilitate loans reduces its reliance on secondary marketing of portfolios and may provide an advantage as compared to competitors that rely on the secondary market as their primary exit strategy.

         In January 1997, the Company formed a wholly owned subsidiary, Tribeca Lending Corp. ("Tribeca"), to originate primarily sub-prime residential mortgage loans made to individuals whose credit histories, income and other factors cause them to be classified as non-conforming borrowers. Management believes that lower credit quality borrowers present an opportunity for the Company to earn superior returns for the risks assumed. Tribeca provides first and second mortgages that are originated on a retail basis through marketing efforts that include utilization of the FCMC database. Tribeca is currently licensed as a mortgage banker in Alabama, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Kentucky, Illinois, Maryland, Massachusetts, Michigan, Missouri, Mississippi, New York, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington State, and West Virginia and is a Department of Housing and Urban Development FHA Title I and Title II approved lender. Tribeca-originated loans are typically expected to be sold in the secondary market through whole-loan, servicing-released sales. Tribeca anticipates holding certain of its mortgages in its portfolio when it believes that the return from holding the mortgage, on a risk-adjusted basis, outweighs the return from selling the mortgage in the secondary market. Since commencing operations in 1997, Tribeca has originated approximately $150 million in loans.

         Since commencing operations in 1990, the Company has purchased, in aggregate, approximately 27,778 loans with a face value of approximately $952 million primarily from private institutions. The Company seeks to develop relationships with mortgage bankers, banks, and other specialty finance companies which may, through on-going purchase arrangements, provide additional sources of mortgage portfolios, individual mortgage assets and real estate assets.

         During the year ended December 31, 2002, the Company purchased 4,331 loans with an aggregate face value of $212 million at an aggregate purchase price of $184 million or 87% of face value. As of December 31, 2002, the Company's portfolio included approximately 11,246 loans with an aggregate face value of $458 million. An allowance for loan losses of approximately $46 million has been recorded against this face value. At December 31, 2002, approximately 95% of the Company's loan portfolio consisted of first mortgages, home equity/home improvement and second mortgages collateralized by real estate, 3% consisted of loans collateralized by other assets, and 2% consisted of unsecured loans. Although the Company attempts to collect on all loans in its portfolio, it is unlikely that the Company will be successful in collecting the full amount due for each loan in its portfolio. In addition, significant administrative and litigation expenses are often incurred in its collection efforts. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements".

         Periodically, the Company sells portfolios of purchased performing, reperforming and nonperforming loans on a whole loan basis. During 2002, the Company sold four performing loans with an aggregate face value of $900,000, and one non-performing loan with face value of $215,000. During 2001 the Company sold 125 performing loans with a face value of $12.3 million, and 154 non-performing purchased loans with an aggregate face value of $12 million. During 2002, the Company elected not to sell bulk loans out of the portfolio but decided to hold the loans for yield spread premium. The Company does not generally retain the servicing rights on loans it sells.

         As of December 31, 2002, the Company owed an aggregate of $395 million ("Senior Debt") to a bank (the "Senior Debt Lender"), which was incurred in connection with the purchase of, and is secured by, the Company's loan portfolios and Other Real Estate Owned ("OREO") portfolios. On December 21, 2001, the Company's Senior Debt agreement was amended. Under the amendment interest on Senior Debt accrues at variable rates based on the Federal Home Loan Bank of Cincinnati ("FHLB") thirty (30) day advance rate plus an additional spread of 3.25%. For certain Senior Debt, acquired prior to March 1, 2000, interest will be based on the Prime Rate plus a margin of between 0% and 1.75%; approximately $59 million of total senior debt falls into this category. At December 31, 2002, the weighted average interest rate on Senior Debt was 4.85%. The Senior Debt Lender has advised the Company that as of December 31, 2002, there was $105 million of additional Senior Debt available to be used by the Company to purchase additional portfolios of mortgage loans.

         The Company employs standardized in-house servicing procedures in the acquisition, origination, and collection of loans. The Company is divided into five operating departments, which are described below:

         ACQUISITION DEPARTMENT- The Acquisition Department is divided into two units the bulk purchase unit, which is responsible for acquisitions in excess of $1 million and a flow unit, which is responsible for acquisitions less than $1 million. The Acquisition Department identifies opportunities to purchase portfolios of mortgage loans, performs due diligence, and assists in the integration of the acquired assets into the Company's existing portfolio. The due diligence process, includes an analysis of the majority of loans in a portfolio, evaluating, among other things, lien position and the value of collateral, debt-to-income ratios, the borrower's creditworthiness, employment stability, years of home ownership, credit bureau reports and mortgage payment history. The Acquisition Department reviews the loan files comprising the portfolio, and where appropriate performs an on-site evaluation of the seller's loan servicing department. This process provides the Company additional information critical to properly evaluating the portfolio. The information derived from due diligence is compared to the Company's historical statistical data base, and coupled with the Company's cumulative knowledge of the sub-prime mortgage industry enables the Acquisition Department to project a collection strategy and estimate the collectability and timing of cash flows with respect to each loan. Based upon this information, the Acquisition Department prepares a bid, which meets the Company's established pricing and yield guidelines. When loans are acquired the Acquisition Department, with the assistance of the Management

         Information Systems staff ("MIS"), monitors the electronic transfer of loan data into the Company's data management system.

         SERVICING DEPARTMENT- The Servicing Department manages the Company's performing loans and seeks to provide quality customer service while securing full payment of the total face value and accrued charges, by monitoring monthly cash receipts, maintaining customer relations and, where appropriate, entering into extension and modification agreements. The Servicing Department is responsible for the maintenance of real estate tax and insurance escrow accounts. The Servicing Department members continuously review and monitor the status of collections and individual loan payments in order to proactively identify and solve potential collection problems. Upon acquisition of loan portfolios, the Servicing Department: (i) issues introductory letters with information regarding the change of ownership of the loan, payment information and a toll-free Company information telephone number; (ii) conducts internal audits of newly acquired loans to identify and address any disputes or problems relating to the accounting for these loans; and
         (iii) issues an audit letter advising the borrower of the outstanding balance, last payment date and remaining term of the loan. As of December 31, 2002, the Servicing Department managed approximately 8,447 accounts, with a total principal outstanding balance of approximately $345 million.

         LEGAL DEPARTMENT- The Legal Department manages and monitors the progress of defaulted loans requiring legal action, and the loss mitigation area, negotiates legal settlement strategies. These loans are identified and referred by the Acquisition or Servicing Departments to the Legal Department, which prepares an analysis of each loan to determine a collection strategy to maximize the amount and speed of recovery and minimize costs. This strategy is based upon the individual borrowers' past payment history, current credit profile, current ability to pay, collateral lien position and current collateral value. The Legal Department sets up the collection strategy, negotiates settlements, modification and forbearance agreements, manages their costs, monitors ensuing litigation to insure the optimal recovery of the remaining principal and interest balance and when appropriate retains outside counsel. The Legal Department monitors each defaulted loan through the foreclosure process, recovery of a money judgment or other settlement, and continues to monitor recovery of deficiency balances after a foreclosure has been completed. As of December 31, 2002, the Legal Department managed approximately 2,799 loans, with a total principal outstanding balance of approximately $113 million.

         REAL ESTATE DEPARTMENT - The Real Estate Department manages all properties in order to preserve their value, realize rental income and insure that maximum returns are realized upon sale. The Real Estate Department is responsible for both the sale of OREO as well as for the management of OREO that are held as rental properties until such time as an economically beneficial sale can be arranged. As of December 31, 2002, the Real Estate Department managed approximately 142 OREO properties, of which 7 were rental properties.

         TRIBECA LENDING- Tribeca provides first and second mortgages to individuals interested in purchasing real estate or refinancing their existing loan. Tribeca focuses on developing an array of niche products to fulfill needs such as sub-prime mortgages. Loans are originated by a retail sales force that generates leads from the Company's database of serviced loans, and external sources. The majority of loans are expected to be warehoused until the inventory reaches the critical mass needed to maximize profits through bulk sales in the secondary market. Tribeca's staff processes, underwrites and closes all loans in its own name.

         During 2002, Tribeca originated 501 mortgages with an aggregate principal balance of $70.4 million. During 2001, Tribeca originated 386 mortgages with an aggregate principal balance of $41.5 million.

OPERATING SEGMENTS

                  The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires performing, nonperforming, nonconforming and subperforming notes receivable and promissory notes from financial institutions, and services and collects such notes receivable through enforcement of original note terms, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage-banking segment originates or purchases, sub prime residential mortgage loans for individuals whose credit histories, income and other factors cause them to be classified as non-conforming borrowers.

         The Company's management evaluates the performance of each segment based on profit or loss from operations before unusual and extraordinary items and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements".

         FORMATION OF THE COMPANY. The Company was organized in Delaware in 1990, by Thomas J. Axon, and Frank B. Evans, Jr., for the purpose of acquiring consumer loan portfolios from the Resolution Trust Company ("RTC") and the Federal Deposit Insurance Corporation ("FDIC"). In March 1993, the Company completed the private placement of $2,000,000 of 15% Debentures (the "15% Debentures") and warrants for the purchase of the Company's common stock, the proceeds of which were used to acquire interests in loan portfolios and for operations. In December 1994, the Company merged with Miramar Resources, Inc., a public oil and gas company organized in Delaware that had emerged from bankruptcy proceedings on December 6, 1993.

         COMPETITION. The Company faces significant competition in the acquisition of loan portfolios. Many of the Company's competitors have financial resources, acquisition departments and servicing capacity considerably larger than the Company's. Among the Company's largest competitors are Residential Funding Corporation and Bayview Financial Trading Group. Competition for acquisitions is generally based on price, reputation of the purchaser, funding capacity and timing. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: General - Cost of Funds".

         The market for sub-prime loan origination is also highly competitive. Tribeca competes with savings banks, and mortgage bankers for the origination of mortgages. Among the largest of these competitors are New Century Mortgage, Amquest Mortgage, and Household Financial Service. Many of Tribeca's competitors possess greater financial resources, longer operating histories, and lower costs of capital than Tribeca. Competition for mortgage originations is based upon marketing efforts, loan processing capabilities, funding capacity, loan product desirability and the ability to sell the loans for a premium in the secondary market.

         The Company also experiences competition from finance companies in the sale of reperforming and newly originated loan portfolios. Important characteristics which impact competition in this market are price, loan-to-value, size of pools and the integrity of portfolio data.

         CUSTOMERS. The Company's revenue is derived from interest and purchase discount recognized from the collection of loans, origination fees, rental income, other fees, gains recorded from the bulk sale of performing, non-performing and originated loans to banks and other financial institutions, and gains on the sale of OREO. The Company's borrowers are a diverse population and no single borrower represents a significant portion of the Company's loans. The Company sells bulk portfolios of performing and non-performing loans, when such sales are economically beneficial to the Company. While the Company has previously been successful in marketing loan portfolios, and believes there are sufficient buyers for its products there can be no assurance that the Company will be able to successfully market loan portfolios in the future.

         SUPPLIERS. The Company acquires its loans through a variety of methods including private and public auctions, negotiated sales, ongoing purchase agreements, and joint-bids with other institutions. The supply of assets available for purchase by the Company is influenced by a number of factors including knowledge by the seller of the Company's interest in purchasing assets, the general economic climate, financial industry regulation, and new loan origination volume. While the Company continues to pursue additional sources for purchasing assets, there can be no assurance that existing and future sources will provide sufficient opportunities for the Company to purchase assets at favorable prices. During the past year, several institutions supplied the Company with its portfolio acquisitions. The Company's sources of loan acquisition have varied from year to year and the Company expects that this will continue to be the case. During the year, the Company continued to grow it's niche of purchasing small individual loans, or pools of assets under a million dollars from various sources. The Company believes that this market is under served and will open up additional opportunities to establish relationships with other sellers. During 2002, the Company increased its volume of acquisition under this method by 41%, purchasing $49 million during 2002 compared to $35 million during 2001.

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

         ENVIRONMENTAL MATTERS. In the course of its business the Company has acquired, and may acquire in the future, properties securing loans that are in default. It is possible that hazardous substances or waste, contamination, pollutants or sources thereof could be discovered on such properties after acquisition by the Company. In such event, the Company would seek to have such loans repurchased by the prior seller, as this discovery would constitute a breach of contract. In rare cases, the Company may retain the property and the Company may be required by law to remove such substances from the affected properties at its sole cost and expense. There can be no assurance that (i) the cost of such removal would not substantially exceed the value of the affected properties or the loans secured by the properties, (ii) the Company would have adequate remedies against the prior owner or other responsible parties, or (iii) the Company would not find it difficult or impossible to sell the affected properties either prior to or following such removal.

         EMPLOYEES. As of December 31, 2002, the Company had 110 full-time employees, including 9 in the Acquisitions Department, 36 in the Service Department, 14 in the Legal Department, 3 in the Real Estate Department, 7 in the Accounting Department, 2 in the MIS Department, and 3 in the Marketing Department, 2 clerical employees, 6 managerial employees, and 28 employees in Tribeca.

         The Company has never experienced a material work stoppage or slowdown due to labor disagreements. The Company believes that its relations with all employees are satisfactory. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTIES

         PROPERTIES. Our corporate offices consist of three locations in New York City. The primary office is located at 6 Harrison Street where the Company owns a 6,600 square foot condominium unit. The second office is located at 99 Hudson Street, New York, where we currently lease approximately 6,400 square feet of office space at an approximate annual rent of $129,892 under a lease that expires in December 2008. In November 2002, the Company extended a sub-lease on the fourth and fifth floor of Six Harrison Street, New York, which houses Tribeca Lending's sales force. The lease expires on September 1, 2009, and is at an approximate annual rent of $78,354. In November 2002, the Company extended the lease of office space on four floors located at 185 Franklin Street for its Accounting and Tribeca Operations departments. The leases expire in November 2008, and is at an average approximate annual rent of $156,600. On March 1, 2003, the company leased additional office space on the third and fourth floors of 185 Franklin Street. This lease expires in March 2008, and is at an average approximate annual rent of $50,000. Also in March 2003, the Company leased a branch office located in Marlton, New Jersey for the expansion of Tribeca. The lease expires in March 2005, and is at an average approximate rent of $27,360.

         OREO PROPERTIES. The Company owns OREO in various parts of the country that were acquired through acquisition, foreclosure or a deed in lieu. These properties are 1-4 family residences, coops, condos, or commercial property. The Company acquires or forecloses on property primarily with the intent to sell such property at a profit, or to rent the property until an economically beneficial sale can be made. From time to time OREO properties may be in need of repair or improvements. The OREO property is then evaluated independently and a decision is made on whether the additional investment would generate an adequate return.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Information. The Company's common stock is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq") under the symbol "FCSC" since December 26, 1996 and "FCMC" from December 30, 1994 until such date.

         The following table sets forth the bid prices for the common stock on Nasdaq Bulletin Board, for the periods indicated, trading during these periods was limited and sporadic, therefore, the following quotes may not accurately reflect the true market value of the securities. Such prices reflect inter-dealer prices without retail markup or markdown or commissions and may not represent actual transactions.

         Information for 2002 and 2001 was compiled from information representing the daily inter-dealer bid activity during the period.

                    2002 Bid        2001 Bid
                    --------        --------
                  High    Low     High    Low
                  ----    ---     ----    ---
First Quarter    $1.05   $1.05   $0.33   $0.33
Second Quarter   $1.80   $1.75   $1.20   $1.20
Third Quarter    $1.35   $1.35   $1.10   $1.01
Fourth Quarter   $1.05   $1.05   $ .75   $ .70

         As of December 31, 2002, there were approximately 525 record holders of the Company's Common Stock.

         Dividend Policy. The Company intends to retain all future earnings that may be generated from operations to help finance the operations and expansion of the Company and accordingly does not plan to pay cash dividends to holders of the common stock during the reasonably foreseeable future. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the company and such factors, as the Company's Management and Board of Directors deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data set forth below as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 have been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with "Item 1. Business" and "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations", as well as the audited financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data".

                                     2002            2001            2000            1999            1998
                                     ----            ----            ----            ----            ----
Operations Data:

  Revenue                       $  46,842,437   $  37,963,358   $  29,047,390   $  22,451,660   $  16,996,886

       Total expenses              34,664,987      34,637,210      28,476,727      22,319,812      18,288,268
                                -------------   -------------   -------------   -------------   -------------

Operating income before Taxes      12,177,450       3,326,148         570,663         131,848      (1,291,382)

       Income taxes                 5,514,000         444,000               -               -               -
                                -------------   -------------   -------------   -------------   -------------

Net Income                      $   6,663,450   $   2,882,148   $     570,663   $     131,848   $  (1,291,382)
                                =============   =============   =============   =============   =============

Earnings per share basic                 1.13            0.49            0.10            0.02            0.23
Earnings per share diluted               1.07            0.49            0.10            0.02            0.23

Balance sheet Data:

Total assets                      424,419,034     334,162,501     243,235,288     195,737,096     146,891,427
Total liabilities                 411,425,185     327,832,102     239,787,037     192,859,508     144,145,687
Total stockholders' equity         12,993,849       6,330,399       3,448,251       2,877,588       2,745,740

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         FORWARD-LOOKING STATEMENTS. When used in this report, press releases and elsewhere by the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion and the Form 10-K, may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: unanticipated changes in the U.S. economy, including changes in business conditions and interest rates and changes in the level of growth in the finance and housing markets, the status of relations between the Company and its sole Senior Debt Lender, the availability for purchases of additional loans, the status of relations between the Company and its sources for loan purchases, unanticipated difficulties in collections under loans in the Company's portfolio and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         CRITICAL ACCOUNTING POLICIES

         The following management's discussion and analysis of financial condition and results of operations is based on the amounts reported in the Company's consolidated financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on the Company's consolidated financial statements. The following is a summary of the Company's accounting policies that are the most affected by management judgments, estimates and assumptions:

         NOTES RECEIVABLE - The Company purchases real estate mortgage loans to be held as long-term investments. Loan purchase discounts are established at the acquisition date. Management must periodically evaluate each of the purchase discounts to determine whether the projection of cash flows for purposes of amortizing the purchase loan discount has changed significantly. Changes in the projected payments are accounted for as a change in estimate and the periodic amortization is prospectively adjusted over the remaining life of the loans. Should projected payments not exceed the carrying value of the loan, the periodic amortization is suspended and either the loan is written down or an allowance for uncollectibility is recognized. The allowance for loan losses is initially established by an allocation of the purchase loan discount based on management's assessment of the portion of purchase discount that represents uncollectable principal. Subsequently, increases to the allowance are made through a provision for loan losses charged to expense. Given the nature of the Company's loan portfolio and the underlying real estate collateral, significant judgment is required in determining periodic amortization of purchase discount, and allowance for loan losses. The allowance is maintained at a level that management considers adequate to absorb potential losses in the loan portfolio.

         LOANS HELD FOR SALE AND OTHER REAL ESTATE OWNED - The loans held for sale consist primarily of secured real estate first and second mortgages originated by the Company. Such loans held for sale are performing and are carried at lower of cost or market. Other real estate owned ("OREO") consists of properties acquired through, or in lieu of, foreclosure or other proceedings and are held for sale and carried at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value, less cost to sell, at the time of acquisition is charged to purchase discount. Subsequent write-downs are charged to operations based upon management's continuing assessment of the fair value of the underlying collateral. Property is evaluated periodically to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to sell. Revenue and expenses from the operation of OREO and changes in the valuation allowance are included in operations. Direct costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs related to holding the property are expensed. Gains or losses are included in operations upon disposal.

         ACCOUNTING FOR STOCK OPTIONS - The incentive stock option plan is accounted for under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation costs is reflected in net income for stock options, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         INCOME TAXES - Income taxes are accounted for under Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". This method provides for deferred income tax assets or liabilities based on the temporary difference between the income tax basis of assets and liabilities and their carrying amount in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

         LOAN AND OREO ACQUISITIONS. - During the year ended December 31, 2002 ("fiscal 2002") the Company purchased 4,331 loans consisting primarily of first and second mortgages, with an aggregate face value of $212 million at an aggregate purchase price of $184 million or 87% of the face value compared with the purchase during the year ended December 31, 2001 ("fiscal 2001") of 3,599 loans consisting primarily of first and second mortgages, with an aggregate face value of $184 million at an aggregate purchase price of $162 million or 88% of the face value. Acquisition of these 2002 portfolios was fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee.

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

         COST OF FUNDS. - During the year 2002 there were several decreases in the benchmark rates for the Company's costs of funds on Senior Debt used to fund loan portfolio acquisitions. As of December 31, 2002, the Company had Senior Debt outstanding under several loans with an aggregate principal balance of $395 million. Additionally the Company has financing agreements, which had an outstanding balance of $11.5 million at December 31, 2002.

         The majority of the loans purchased by the Company bear interest at a fixed rate, while the Senior Debt is at a variable rate. Consequently, changes in market interest rate conditions have caused direct corresponding changes in interest expense. On December 31, 2001, the Company and its Senior Debt Lender agreed to a two year term interest rate agreement pursuant to which the interest rate for certain Senior Debt incurred after March 1, 2000, will be the Federal Home Loan Bank of Cincinnati ("FHLB") thirty (30) day advance rate plus an additional spread of 3.25%. Under the amendment certain Senior Debt incurred prior to March 1, 2000 will accrue interest at a rate equal to the prime rate plus a margin of between 0% and 1.75%; approximately $59 million of total loans fall into this category. The Company believes that this new agreement will continue to provide acquisition opportunities and ongoing competitiveness in the market. Decreases in both the prime and FHLB rate during the year positively impacted the net income of the Company. The weighted average interest rate on borrowed funds for the Senior Debt based on the balances as of December 31, 2002 and December 31, 2001 was 4.85% and 5.25%, respectively.

         The impact of inflation on the Company's operations during fiscal 2002, 2001 and 2000 was immaterial.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Total revenue, comprised of interest income, purchase discount earned, gains on sale of notes receivable sale of notes, gain on sale of loans held for sale, gain on sale of OREO, rental income and other income, increased by $8,879,079 or 23%, to $46,842,437 during fiscal 2002, from $37,963,358 during fiscal 2001.

         Total revenue as a percentage of notes receivable, loans held for sale and OREO as of the last day of the fiscal year, net of allowance for loan losses during fiscal 2002 was 11.5% as compared with 11.1% during fiscal 2001. Interest income on notes receivable increased by $7,904,111 or 27%, to $36,728,735 during fiscal 2002 from $28,824,624 during fiscal 2001. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from the purchase of $212 million of performing loans during 2002, which increased the size of the Company's outstanding portfolio of notes receivable by 27%.

         Purchase discount earned decreased by $144,571 or 4%, to $3,841,927 during fiscal 2002 from $3,986,498 during fiscal 2001. The decrease in purchase discount earned was due to maturation of the portfolio, and write-offs and reserve increases in certain portfolio's that would have earned income.

         Gains on sale of notes receivable decreased by $847,051 or 86%, to $139,519 during fiscal 2002 from $986,570 during fiscal 2001. This decrease reflected the Company's decision not to sell bulk performing loans out of the portfolio this year to hold them for yield spread premium instead. The Company sold approximately $1.1 million in face value notes receivable during 2002 as compared to $24 million during 2001.

         Gain on sale of loans held for sale increased by $1,417,928 or 168%, to $2,259,979 during 2002 from $842,051 during fiscal 2001. This increase was due to an increase in loan origination, which increased the volume of loans sold during 2002 as compared to 2001. Tribeca had loan sales of $42 million during 2002 as compared to $15 million of loans during 2001.

         Gain on sale of OREO decreased by $651,986 or 45% to $796,562 during fiscal 2002 from $ 1,448,548 during fiscal 2001. The decrease resulted from less inventory available for sale during the first half of the year. The Company sold 105 OREO properties during 2002 as compared to 140 OREO properties during 2001.

         Rental income decreased by $177,284 or 54% to $152,965 during fiscal 2002, from $330,250 during fiscal 2001. Rental income decreased due to the sale of several rental properties where it was more advantageous to sell than continue to hold for rent during the year. The Company held 7 rental properties at December 31, 2002 as compared to 16 at December 31, 2001.

         Other income increased by $1,377,933 or 89%, to $2,922,750 during fiscal 2002 from $1,544,817 during fiscal 2001. The increase was due primarily to increases in the number of prepayment penalties due to an increase in prepayments during 2002, increased late charges resulting primarily from the growth in the size of the portfolio and increased loan fees from loan originations.

         Total operating expenses increased by $1,690,376 or 5% to $36,327,586 during fiscal 2002 from $34,637,210 during fiscal 2001. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, service fees, amortization of loan commitment fees and depreciation expense.

         Interest expense decreased by $1,626,568 or 7.84%, to $19,127,713 during fiscal 2002 from $20,754,281 during fiscal 2001. This decrease was due to decreases in the Company's costs of funds and was partially offset by a 27% increase in debt, reflecting the Company's 27% increase in notes receivable and loans held at the end of fiscal 2002 over those held at the end of fiscal 2001. Total debt increased by $85 million to $407 million as of December 31, 2002 as compared with $322 million as of December 31, 2001. Total debt includes Senior Debt, financing agreements and loans from affiliates.

         Collection, general and administrative expenses increased by $2,471,123 or 24% to $12,882,135 during fiscal 2002 from $10,411,012 during fiscal 2001. The primary components of collection, general and administrative expense are personnel expenses, OREO related expenses, litigation expenses, office expenses, and collection expenses.

         Personnel expenses increased by $1,285,516 or 24%, to $6,723,799 during fiscal 2002 from $5,438,283 during fiscal 2001. This increase resulted from the growth in size of the Company's staff, salary increases, and increased commissions due to increased loan production and bonus accruals. OREO related expenses decreased by $409,603 to $466,838 during fiscal 2002 from $876,441 during fiscal 2001 due to the selling of OREO properties. Other general and administrative expenses increased $1,595,210 or 39% to $5,691,499 during fiscal 2002 from $4,096,289 during fiscal 2001. This increase resulted primarily from increased legal expenses for asset protection, and collection costs associated with an increase in nonperforming loans.

         Provisions for loan losses increased by $526,411 or 24%, to $2,713,864 during fiscal 2002 from $2,187,453 during fiscal 2001. This increase was primarily due to an increase in write-offs and reserve increases in portfolios that no longer have purchase discount. Provision for loan loss expressed as a percentage of face value of notes receivable and loans held as of the last day of such years for fiscal 2002 and fiscal 2001 were approximately 0.58% and 0.60%, respectively. Provisions for loan losses are incurred as soon as the valuation of the asset diminishes and there is no unamortized discount remaining associated with that asset.

         Amortization of deferred financing costs increased by $205,669 or 19%, to $1,264,112 during fiscal 2002 from $1,058,443 during fiscal 2001. This increase resulted primarily from the growth in size of the portfolio, increased prepayments and collections, which caused a corresponding increase in the pay down of Senior Debt. On December 31, 2002 and December 31, 2001, deferred financing costs, as a percentage of Senior Debt outstanding was 1.01 % and 1.02%, respectively.

         Depreciation expense increased by $113,740 or 50%, to $339,761 during fiscal 2002 from $226,021 during fiscal 2001. This increase resulted primarily from the purchase of computer equipment.

         The Company's operating income increased by $8,851,302 or 266% to $12,177,450 during fiscal 2002 from $3,326,148 during fiscal 2001 for the reasons set forth above.

         During 2002, the Company had a provision for income taxes of $5,514,000 as compared to 2001 when the provision was $444,000 after the utilization of all available net operating losses.

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

         Rental income decreased by $342,498 or 51% to $330,250 during fiscal 2001, from $672,748 during fiscal 2000. Rental income decreased due to the sale of several rental properties where it was more advantageous to sell than continue to hold for rent during the year. The Company held 16 rental properties at December 31, 2001 as compared to 47 at December 31, 2000.

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

         Collection, general and administrative expenses increased by $1,896,270 or 22% to $10,411,012 during fiscal 2001 from $8,514,742 during fiscal 2000. The primary components of collection, general and administrative expense are personnel expenses, OREO related expenses, litigation expenses, office expenses, and collection expenses.

         Personnel expenses increased by $1,409,613 or 35%, to $5,438,283 during fiscal 2001 from $4,028,669 during fiscal 2000. This increase resulted from the growth in size of the Company's staff, salary increases, increased commissions due to increased loan production and bonus accruals. OREO related expenses decreased by $386,066 to $876,441 during fiscal 2001 from $1,262,506 during fiscal 2000 due to the selling of inventory. Office expenses increased by $258,080 or 49%, to $ 789,711 during fiscal 2001 from $531,631 due to an increase in office space for Tribeca on the fifth floor of 6 Harrison Street and new office space at 185 Franklin Street for the file room, Accounting and Tribeca operations. Other general and administrative expenses increased $614,644 or 23% to $3,306,577 during fiscal 2001 from $2,691,933 during fiscal 2000. This increase resulted primarily from increased travel for marketing, due diligence, increased legal expenses for asset protection, and professional fees.

         Provisions for loan losses increased by $1,776,448 or 432%, to $2,187,453 during fiscal 2001 from $411,005 during fiscal 2000. This increase was primarily due to reserve increases on two large loans that are in litigation, the write off an $873,000 loan that was deemed uncollectable and reserve increases in portfolios that no longer have purchase discount. Provision for loan loss expressed as a percentage of face value of notes receivable and loans held as of the last day of such years for fiscal 2001 and fiscal 2000 was approximately 0.60% and 0.15%, respectively. Provisions for loan losses are incurred as soon as the valuation of the asset diminishes and there is no unamortized discount remaining associated with that asset.

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

LIQUIDITY AND CAPITAL RESOURCES

         General- During fiscal 2002 the Company purchased 4,331 loans with an aggregate face value of $212 million at an aggregate purchase price of $184 million or 87% of the face value. During fiscal 2001, the Company purchased 3,599 loans with an aggregate face value of $184 million at an aggregate purchase price of $162 million or 88% of face value. This increase reflected the Company's enhanced marketing efforts, which generated increased market penetration.

         Liquidity- The Company's portfolio of notes receivable at December 31, 2002, had a face value of $435 million and included net notes receivable of approximately $366 million. Net notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or sale if it is economically advantageous to do so.

         During fiscal 2002, the Company used cash in the amount of $15 million in its operating activities primarily for interest expense, overhead, litigation expense incidental to its collections and for the foreclosure and improvement of OREO. The Company used $68 million in its investing activities, which reflected primarily the use of $184 million for the purchase of notes receivable offset by principal collections of its notes receivable of $111 million and proceeds from sales of OREO of $7 million. Net cash provided by financing activities was $85 million primarily from an increase in Senior Debt of $81 million. The above activities resulted in a net increase in cash at December 31, 2002 over December 31, 2001 of $2,792,448.

         In the ordinary course of its business, the Company accelerates its foreclosures of real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at December 31, 2002 and 2001, the Company held OREO recorded in the financial statements at $9.3 million and $3.8 million, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or fair market value less estimated costs of disposal. The Company believes that the OREO inventory held at December 31, 2002 has a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $10.2 million based on market analyses of the individual properties less the estimated closing costs. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it is economically beneficial to do so.

         Operating Expenses of Tribeca. - During 2002, Tribeca recorded operating income of $1.8 million compared to $396,788 during 2001. This increase was due to increased origination volume due to an increased sales force and increased delivery in the secondary market. This increase in sales force was responsible for a 70% increase in loan originations, a 180% increase in loans sold and a 354% increase in operating income. The Company funded the start-up of Tribeca with $1.1 million of proceeds from the refinancing of two loan portfolios through its Senior Debt Lender. Additionally, such lender has provided Tribeca with a warehouse financing agreement of $15 million. There can be no assurances that Tribeca will earn a profit in the future, however, management believes that Tribeca's existing cash balances, credit lines, and anticipated cash flow from operations will provide sufficient working capital resources for Tribeca's anticipated operating needs. During fiscal 2002 Tribeca negotiated with the Senior Debt Lender to allow Tribeca to convert debt incurred under it's warehouse line into Senior Debt each time the aggregate amount outstanding hit $15 million dollars. This has allowed Tribeca to hold its loans while continuing its origination activity and thereby allowing Tribeca greater flexibility to time its bulk sales in the secondary market to its greatest advantage. The Senior Debt generally accrues interest at a variable rate based on the FHLB rate of Cincinnati plus a premium of 3.25%.

CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES

         Substantially all of the assets of the Company are invested in its portfolios of notes receivable. The Company's primary source of cash flow for operating and investing activities is collections on notes receivable and gains on sale of notes and OREO properties.

         At December 31, 2002, the Company had unrestricted cash, cash equivalents and marketable securities of $10.7 million. A portion of the Company's available funds may be applied to fund acquisitions of companies or assets of companies in complementary or related fields, which may cause the Company to incur additional capital expenditures, outside the acquisitions of additional notes receivable.

CASH FLOW FROM FINANCING ACTIVITIES

         Senior Debt. - As of December 31, 2002, the Company owed an aggregate of $395 million to the Senior Debt Lender, under several loans.

         The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for contractual interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest at a variable rate based on the FHLB rate of Cincinnati plus a premium of 3.25% for all new Senior Debt and debt incurred after March 1, 2000, and prime plus between 0% and 1.75% debt incurred before such date, of which there was approximately $59 million at December 31, 2002. At December 31, 2002, the weighted average interest rate on Senior Debt was 4.85%. The accelerated payment provisions are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a weekly additional principal reduction from cash collected before scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the contractual scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow that is available to the Company.

         On December 31, 2001, the Company negotiated with its Senior Debt Lender a modification to the Senior Debt obligation, pursuant to which the Senior Debt Lender has provided the Company with cash of $1,345,000 per month for the year. Management believes that this modification will reduce irregular periods of cash flow shortages arising from operations. Management believes that sufficient cash flow from the collection of notes receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of notes receivable, the sale of loans, sales and rental of OREO, or additional borrowing, to repay the current liabilities arising from operations and to repay the long term indebtedness of the Company.

         Certain Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The Company is no longer required to maintain these restricted accounts but has continued to under the prior agreement. The Company typically uses these funds to place deposits on loan portfolio bids. The restricted cash is maintained in an interest bearing account, with the Company's Senior Debt Lender. The aggregate balance of restricted cash in such accounts was $632,883 on December 31, 2002 and $541,443 on December 31, 2001.

         Total Senior Debt funding capacity was $500 million at December 31, 2002 of which approximately $395 million had been drawn down as of such date. As a result, the Company has approximately $105 million available to purchase additional portfolios of notes receivable. Together, expected principal collections and the available $105 million should give the Company sufficient liquidity to fund next year's acquisitions.

         The Company's Senior Debt Lender has provided Tribeca with a warehouse financing agreement of $15 million. At December 31, 2002, Tribeca had drawn down $10.2 million on the line. The warehouse line accrues interest based a variable rate of prime plus 2%. The Senior Debt lender has provided Tribeca with the ability to hold its originated notes by providing them with the option of rolling the outstanding warehouse line into the senior debt facility when and if it reaches the $15 million warehouse line cap.

         Financing Agreement- The Company has a financing agreement with the Senior Debt Lender permitting it to borrow a maximum of approximately $1,500,000 at a rate equal to the bank's prime rate plus two percent per annum. Principal repayment of the line is due six months from the date of each cash advance and interest is payable monthly. The total amount outstanding under the financing agreement as of December 31, 2002 and December 31, 2001, was $1,250,451 and $647,791
         respectively. Advances made under the financing agreement were used to satisfy senior lien positions and fund capital improvements on certain real estate assets owned by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding financing agreement. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company, which the Company may be required to hold as rental property to maximize its return.

         Aggregate maturities of all long-term debt at currently effective principal payment requirements for the next five years, at December 31, are as follows:

2003             $ 32,378,627
2004               31,960,860
2005               31,725,523
2006               31,379,679
2007               31,067,714
Thereafter        236,753,742
                 ------------
                 $395,266,144
                 ============

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest rate fluctuations can adversely affect the Company's income and value of its common shares in many ways and present a variety of risks, including the risk of mismatch between asset yields and borrowing rates, variances in the yield curve and changing prepayment rates.

The Company's operating results will depend in large part on differences between the income from its assets (net of credit losses) and its borrowing costs. Most of the Company's assets, consisting primarily of mortgage notes receivable, generate fixed returns and will have terms in excess of five years. The Company funds the origination and acquisition of a significant portion of these assets with borrowings, which have interest rates that are based on the monthly Federal Home Loan Bank of Cincinnati 30-day advance rate ("FHLB"). In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between yields and borrowing rates. Consequently changes in interest rates, particularly short-term rates may influence the Company's net income. The Company's borrowing under agreements with its Senior Debt Lender bear interest at rates that fluctuate with the FHLB rate of Cincinnati and the prime rate. Based on approximately $336 and $59 million of borrowings outstanding under these facilities at December 31, 2002, a 1% change in FHLB and prime rate, would impact the Company's annual net income and cash flows by approximately $4,000,000. Increases in these rates will decrease the net income and market value of the Company's net assets. Interest rate fluctuations that result in interest expense exceeding interest income would result in operating losses.

The value of the Company's assets may be affected by prepayment rates on investments. Prepayments rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond the Company's control, and consequently, such prepayment rates cannot be predicted with certainty. When the Company originates and purchases mortgage loans, it expects that such mortgage loans will have a measure of protection from prepayment in the form of prepayments lockout periods or prepayment penalties. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by the Company in assets yielding less than the yields on the investments that were prepaid. In addition the market value of mortgage investments may, because the risk of prepayment, benefit less from declining interest rates than from other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgage generally decrease, in which case the Company would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios the Company may fail to recoup fully its cost of acquisition of certain investments.

REAL ESTATE RISK

Multi-family and residential property values and net operating income derived from such properties are subject to volatility and may be affected adversely by number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as the over supply of housing). In the event net operating income decreases, a borrower may have difficultly paying the Company's mortgage loan, which could result in losses to the Company. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the Company's mortgage loans, which could also cause the Company to suffer losses.

ITEM 8. FINANCIAL STATEMENTS

See the financial statements and notes related thereto, beginning on page 29, included elsewhere in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

PART III

INFORMATION WITH RESPECT TO ITEMS 10, 11, 12 AND 13 ON FORM 10K WILL BE SET FORTH IN THE DEFINITIVE PROXY STATEMENT, WHICH WILL BE FILED WITHIN 120 DAYS OF DECEMBER 31, 2002, THE COMPANY'S MOST RECENT FISCAL YEAR. SUCH INFORMATION IS INCORPORATED HEREIN BY REFERENCE.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

PART IV

ITEM 14. CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures within the 90 days preceding the filing of this annual report on Form 10K and judged such controls and procedures to be adequate and effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of that evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

PART IV

         (a)      EXHIBIT TABLE

EXHIBIT
  NO.                                            DESCRIPTION
-------                                          -----------
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

March 28, 2003                    FRANKLIN CREDIT MANAGEMENT
                                              CORPORATION

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

    Signature                                  Title                                   Date
SETH COHEN                     President, Chief Executive Officer, Director       March 28, 2003
-------------
Seth Cohen
(principal executive officer)

JOSEPH CAIAZZO                 Executive Vice President, Chief Operating          March 28, 2003
--------------                 Officer, Secretary and Director
Joseph Caiazzo
(Secretary)

ALAN JOSEPH                    Executive Vice President, Chief Financial Officer  March 28, 2003
-----------                    and Director
Alan Joseph
(principal financial officer)

                                  CERTIFICATION

I, Seth Cohen, Chief Executive Officer of Franklin Credit Management Corporation (the "Company"), certify that:

         1. I have reviewed this annual report on Form 10-K of the Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

         4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Board of Directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 28, 2003           By:  /s/
                                  --------

                                  Chief Executive Officer

                                  CERTIFICATION

I, Alan Joseph, Chief Financial Officer of Franklin Credit Management Corporation (the "Company"), certify that:

1.       I have reviewed this annual report on Form 10-K of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Board of Directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 28, 2003          By: /s/
                                 ------

                                 Chief Financial Officer

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                                                   PAGE
INDEPENDENT AUDITORS' REPORT                                                                         28

 CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets at December 31, 2002 and 2001                                         29

   Consolidated Statements of Income for the years ended December 31, 2002,2001 and 2000             30

   Consolidated Statements of Stockholders' Equity                                                   31

   Consolidated Statements of Cash Flows                                                          32-33

   Notes to Consolidated Financial Statements                                                     34-52

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Franklin Credit Management Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Franklin Credit Management Corporation and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000, 2001, and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, 2001 and 2002 in conformity with accounting principles generally accepted in the United States of America.

New York, New York

March 25, 2003

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

                                                                                             2002               2001
ASSETS
CASH AND CASH EQUIVALENTS                                                               $    10,576,610    $     7,784,162

RESTRICTED CASH                                                                                 632,883            541,443

NOTES RECEIVABLE:
  Principal                                                                                 435,259,394        331,643,076
  Purchase discount                                                                         (22,974,310)       (22,248,344)
  Allowance for loan losses                                                                 (45,841,651)       (33,490,456)
                                                                                        ---------------    ---------------

     Net notes receivable                                                                   366,443,433        275,904,276

LOANS HELD FOR SALE-Net                                                                      22,869,947         28,203,047

ACCRUED INTEREST RECEIVABLE                                                                   4,157,615          4,795,789

OTHER REAL ESTATE OWNED                                                                       9,353,884          3,819,673

OTHER RECEIVABLES                                                                             2,259,543          5,305,409

DEFERRED TAX ASSET                                                                              387,767          1,567,588

OTHER ASSETS                                                                                  2,633,082          1,894,052

BUILDING, FURNITURE AND EQUIPMENT - Net                                                       1,106,865          1,151,171

DEFERRED FINANCING COSTS- Net                                                                 3,997,405          3,195,891
                                                                                        ---------------    ---------------

TOTAL ASSETS                                                                            $   424,419,034    $   334,162,501
                                                                                        ===============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                                                 $     3,818,557    $     4,230,203
  Financing agreements                                                                       11,557,369          7,542,511
  Notes payable                                                                             395,266,144        313,943,808
  Subordinated debentures                                                                             -             24,262
  Tax liability
    Current                                                                                           -            225,000
    Deferred                                                                                    783,115          1,866,318
                                                                                        ---------------    ---------------

      Total liabilities                                                                     411,425,185        327,832,102
                                                                                        ---------------    ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 10,000,000 authorized shares;
    issued and outstanding: 5,916,527                                                            59,167             59,167
  Additional paid-in capital                                                                  6,985,968          6,985,968
  Retained Earnings/(Accumulated deficit)                                                     5,948,714           (714,736)
                                                                                        ---------------    ---------------

      Total stockholders' equity                                                             12,993,849          6,330,399
                                                                                        ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $   424,419,034    $   334,162,501
                                                                                        ===============    ===============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                     2002              2001               2000
REVENUES:
  Interest income                                                               $  36,728,735    $   28,824,624    $   20,873,504
  Purchase discount earned                                                          3,841,927         3,986,498         3,788,034
  Gain on sale of notes receivable                                                    139,519           986,570         1,675,107
  Gain on sale of loans held for sale                                               2,259,979           842,051           276,911
  Gain on sale of other real estate owned                                             796,562         1,448,548           700,939
  Rental income                                                                       152,965           330,250           672,748
  Other                                                                             2,922,750         1,544,817         1,060,147
                                                                                -------------    --------------    --------------

                                                                                   46,842,437        37,963,358        29,047,390
                                                                                -------------    --------------    --------------
OPERATING EXPENSES:
  Interest expense                                                                 19,127,713        20,754,281        18,781,532
  Collection, general and administrative                                           12,882,135        10,411,012         8,514,742
  Recovery of a special charge                                                     (1,662,598)                -                 -
  Provision for loan losses                                                         2,713,864         2,187,453           411,005
  Amortization of deferred financing costs                                          1,264,112         1,058,443           619,892
  Depreciation                                                                        339,761           226,021           149,556
                                                                                -------------    --------------    --------------
                                                                                   34,664,987        34,637,210        28,476,727
                                                                                -------------    --------------    --------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                           12,177,450         3,326,148           570,663

PROVISION FOR INCOME TAXES                                                          5,514,000           444,000                 -
                                                                                -------------    --------------    --------------

NET INCOME                                                                      $   6,663,450    $    2,882,148    $      570,663
                                                                                =============    ==============    ==============
NET INCOME PER COMMON SHARE:
  Basic                                                                         $        1.13    $         0.49    $         0.10
                                                                                =============    ==============    ==============

  Dilutive                                                                      $        1.07    $         0.49    $         0.10
                                                                                =============    ==============    ==============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING, BASIC                                                                5,916,527         5,916,527         5,916,527
                                                                                =============    ==============    ==============
  OUTSTANDING, DILUTED                                                              6,216,337         5,916,527         5,916,527
                                                                                =============    ==============    ==============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                             Accumulated
                                                       Common Stock           Additional       Earnings,
                                                  -----------------------      Paid-in         Retained
                                                   Shares         Amount       Capital         Earnings          Total
BALANCE, JANUARY 1, 2000                          5,916,527     $  59,167    $  6,985,968    $  (4,167,547)   $ 2,877,588

  Net Income                                              -             -               -          570,663        570,663
                                                  ---------     ---------    ------------    -------------    -----------

BALANCE, DECEMBER 31, 2000                        5,916,527     $  59,167    $  6,985,968    $  (3,596,884)   $ 3,448,251
                                                  =========     =========    ============    =============    ===========

  Net Income                                              -             -               -        2,882,148      2,882,148
                                                  ---------     ---------    ------------    -------------    -----------

BALANCE, DECEMBER 31, 2001                        5,916,527     $  59,167    $  6,985,968    $    (714,736)   $ 6,330,399
                                                  =========     =========    ============    =============    ===========

  Net Income                                              -             -               -        6,663,450      6,663,450
                                                  ---------     ---------    ------------    -------------    -----------

BALANCE, DECEMBER 31, 2002                        5,916,527     $  59,167    $  6,985,968    $   5,948,714    $12,993,849
                                                  =========     =========    ============    =============    ===========


See notes to the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                  2002            2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $   6,663,450    $   2,882,148    $    570,663
  Adjustments to reconcile income to net cash used in
    operating activities:
    Gain on sale of notes receivable                                             (139,519)        (986,570)     (1,675,107)
    Gain on sale of other real estate owned                                      (796,562)      (1,448,548)       (700,939)
    Depreciation                                                                  339,761          226,021         149,556
    Amortization of deferred financing costs                                    1,264,112        1,058,443         619,892
    Origination of loans held for sale                                        (70,444,721)     (39,594,000)     (9,219,250)
    Proceeds from the sale of and principal collections on
    loans held for sale                                                        53,355,507       17,930,017       3,837,127
    Purchase discount earned                                                   (3,841,927)      (3,986,498)     (3,788,034)
    Provision for loan losses                                                   2,713,864        2,187,453         411,005
    Changes in operating assets and liabilities:
      Decrease (Increase) in accrued interest receivable                          638,174       (1,399,384)       (971,047)
      (Increase) Decrease in other receivables                                 (3,045,866)      (3,370,966)        892,858
      Decrease in deferred tax asset                                            1,179,821        1,913,414               -
      (Increase) in other assets                                                 (739,030)        (451,365)       (287,590)
      Decrease in deferred tax liability                                       (1,308,203)      (1,469,743)              -
      (Decrease) Increase in accounts payable and accrued expenses               (411,646)       1,295,406        (182,542)
      (Decrease) Increase in notes payable, affiliates and stockholde                   -         (146,835)         37,485
                                                                             ------------    -------------    ------------

         Net cash used in operating activities                                (14,572,785)     (25,361,007)    (10,305,923)
                                                                             ------------    -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in restricted cash                                            (91,440)         391,131        (544,602)
Purchase of notes receivable                                                 (184,090,904)    (162,340,435)    (95,738,251)
Principal collections on notes receivable                                     110,541,717       72,930,175      43,610,229
Acquisition and loan fees                                                      (2,065,626)      (1,420,254)     (1,405,446)
Proceeds from sale of other real estate owned                                   7,053,926        8,609,271       7,739,083
Proceeds from sale of notes receivable                                          1,000,083       19,905,420      10,974,326
Purchase of building, furniture and fixtures                                     (295,455)        (508,722)       (133,125)
                                                                             ------------    -------------    ------------

         Net cash used in investing activities                                (67,947,699)     (62,433,414)    (35,497,786)
                                                                             ------------    -------------    ------------

Continued on next page

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                 2002             2001           2000
CONTINUED FROM PREVIOUS PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                 205,224,166      176,562,187      98,024,623
  Principal payments of notes payable                                        (123,901,830)     (93,668,864)    (51,993,943)
  Proceeds from financing agreements                                           74,886,326       38,495,144       8,296,532
  Payments on financing agreements                                            (70,871,468)     (32,973,967)     (7,066,273)
  Principal payments of subordinated debentures                                   (24,262)         (48,263)       (260,451)
                                                                            -------------    -------------    ------------

    Net cash provided by financing activities                                  85,312,932       88,366,237      47,000,488
                                                                            -------------    -------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       2,792,448          571,816       1,196,779
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    7,784,162        7,212,346       6,015,567
                                                                            -------------    -------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $  10,576,610    $   7,784,162    $  7,212,346
                                                                            =============    =============    ============
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash payments for interest                                                $  19,404,197    $  18,931,784    $ 18,116,762
                                                                            =============    =============    ============
  Cash payments for taxes                                                   $   5,425,000    $      56,875    $     43,584
                                                                            =============    =============    ============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS - Franklin Credit Management Corporation (the "Company"), a Delaware corporation, was formed to acquire performing, nonperforming, nonconforming and subperforming notes receivable and promissory notes from financial institutions, and mortgage and finance companies. The Company services and collects such notes receivable through enforcement of the original note term, modification of original note terms and, if necessary, liquidation of the underlying collateral.

         In January 1997, a wholly owned subsidiary was formed, to originate or purchase, sub-prime residential mortgage loans to individuals whose credit histories, income and other factors cause them to be classified as nonconforming borrowers.

         A summary of the Company's significant accounting policies follows.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         RECLASSIFICATION- Certain prior years amounts have been reclassed to conform with current year presentation.

         OPERATING SEGMENTS- Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets. The Company is currently operating in two business segments: (i) portfolio asset acquisition; and (ii) mortgage banking. (See note 9)

         ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         EARNINGS PER SHARE - Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding, including the dilutive effect, if any, of stock options outstanding, calculated under the treasury stock method.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents includes cash and short-term investments with maturities of three months or less, with the exception of restricted cash. The Company maintains accounts at banks, which at times may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

         NOTES RECEIVABLE AND INCOME RECOGNITION - The notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions, and mortgage and finance companies. Such notes receivable are generally performing, nonperforming or underperforming at the time of purchase and are usually purchased at a discount from the principal balance remaining. Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and an allowance for loan losses. The Company has the ability and intent to hold these notes until maturity, payoff or liquidation of collateral. Impaired notes receivable are measured based on the present value of expected future cash flows discounted at the note's effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is collateral dependent. The Company periodically evaluates the collectibility of both interest and principal of its notes receivable to determine whether they are impaired. A note receivable is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement.

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

         In he event projected payments do not exceed the carrying value of the loan, the periodic amortization is suspended and either the loan is written down or an allowance for uncollectibility is recognized.

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

         Management's judgment in determining the adequacy of the allowance is based on the evaluation of individual loans within the portfolios, the known and inherent risk characteristics and size of the note receivable portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. Notes receivable, including impaired notes receivable, are charged against the allowance for loan losses when management believes that the collectability of principal is unlikely based on a note-by-note review. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral when considered necessary.

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

         LOANS HELD FOR SALE - The loans held for sale consist primarily of secured real estate first and second mortgages originated by the Company. Such loans held for sale are performing and are carried at lower of cost or market. The gain/loss on sale is recorded as the difference between the carrying amount of the loan and the proceeds from sale on a loan-by-loan basis.

         OTHER REAL ESTATE OWNED - Other real estate owned ("OREO") consists of properties acquired through, or in lieu of, foreclosure or other proceedings and are held for sale and carried at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value, less cost to sell, at the time of acquisition is charged to the allowance for loan losses. Subsequent write-downs are charged to operations based upon management's continuing assessment of the fair value of the underlying collateral. Property is evaluated periodically to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to sell. Revenue and expenses from the operation of OREO and changes in the valuation allowance are included in operations. Direct costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs related to holding the property are expensed. Gains or losses are included in operations upon disposal.

         BUILDING, FURNITURE AND EQUIPMENT - Building, furniture and equipment is recorded at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Maintenance and repairs are expensed as incurred.

         DEFERRED FINANCING COSTS - Costs, incurred in connection with obtaining financing, are deferred and are amortized over the term of the related loan.

         RETIREMENT PLAN - The Company has a defined contribution retirement plan (the "Plan") covering all full-time employees who have completed one month of service. Contributions to the Plan are made in the form of payroll deductions based on employees' pretax wages. Currently, the Company offers a company match of 50% of the first 3% of the employees' contribution.

         INCOME TAXES - Income taxes are accounted for under SFAS No. 109 "Accounting for Income Taxes, " which requires an asset and liability approach in accounting for income taxes. This method provides for deferred income tax assets or liabilities based on the temporary difference between the income tax basis of assets and liabilities and their carrying amount in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets
                                       36
         are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

         The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

         a. CASH, RESTRICTED CASH, ACCRUED INTEREST RECEIVABLES, OTHER RECEIVABLE AND ACCRUED INTEREST PAYABLE - The carrying values reported in the consolidated balance sheets are a reasonable estimate of fair value.

         b. NOTES RECEIVABLE - Fair value of the net note receivable portfolio is estimated by discounting the future cash flows using the interest method. The carrying amounts of the notes receivable approximate fair value.

         c. SHORT-TERM BORROWINGS - The carrying amounts of the financing agreements and other short-term borrowings approximate their fair value.

         d. LONG-TERM DEBT - Fair value of the Company's long-term debt (including notes payable, and subordinated debentures) is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts reported in the accompanying consolidated balance sheets approximate their fair value.

         COMPREHENSIVE INCOME - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income in 2002, 2001 and 2000 therefore net income was the same as its comprehensive income.

         ACCOUNTING FOR STOCK OPTIONS - The incentive stock option plan is accounted for under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         RECENT ACCOUNTING PRONOUNCEMENTS

                  In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Correction. SFAS No. 145, among other things, rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and, accordingly, the reporting of gains or losses from the early extinguishment of debt as extraordinary items will only be required if they met the specific criteria for extraordinary items included in APB Opinion 30, Reporting the Results of Operations. The rescission of SFAS No. 4 is effective January 1, 2003. Management believes that adoption of this statement will not have a material effect on the Company's consolidated financial statements.

                  In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (effective January 1,
         2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not anticipate the adoption of this statement will have a material effect on the Company's consolidated financial statements.

                  In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. Adoption of the provisions of the Statement in 2003 will not have any impact since the Company will continue to use the intrinsic value method as set forth in APB No. 25.

                  The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized. Had compensation cost been determined upon the fair value of the stock options at the grant date consistent with the method of SFAS No.123, the Company's 2002, 2001 and 2000 net income and earnings per share would have been reduced to the pro forma amounts indicated in the table that follows.

                                                                    2002             2001                 2000
Net income - as reported                                       $    6,663,450   $   2,882,148         $    570,663
Net income - pro forma                                         $    6,585,073   $   2,882,148         $    426,847

Net income per common share - basic - as reported                        1.13            0.49                 0.10
Net income per common share - basic - pro forma                          1.11            0.49                 0.07
Net income per common share - dilutive - as reported                     1.07            0.49                 0.10
Net income per common share - dilutive - pro forma                       1.06            0.49                 0.07

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002:

Dividend yield                                             0%                     0%                0%
Volatility                                               139%                   241%              241%
Risk-free interest rate                                  5.2%                  3.62%             3.62%
Weighted average expected lives                      5 years                3 years           2 years

         In November of 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Company's December 31, 2002 financial statements. (See note 11) The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not believe that the initial recognition and measurement of the Interpretation will have a material effect on the Company's consolidated financial statements.

         In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interest in variable interest entities by no later than the third quarter of 2003. The Company believes that it does not hold any investments in entities that will be deemed variable interest entities, and accordingly, that the implementation of this Interpretation will not have a material effect on the Company's consolidated financial statements.

2. NOTES RECEIVABLE, LOANS HELD FOR SALE, PURCHASE DISCOUNT AND ALLOWANCE FOR LOAN LOSSES

         Notes receivable consist principally of real estate mortgages as of December 31, 2002 and 2001 and are classified as follows:

                                                                2002                2001
Real estate secured                                        $  399,197,450       $ 311,667,321
Consumer unsecured                                             19,345,544           7,599,633
Mobile homes                                                   12,091,393          12,211,946
Other                                                           4,625,007             164,176
                                                           --------------       -------------

                                                              435,259,394         331,643,076
Less:
  Purchase discount                                           (22,974,310)        (22,248,344)
  Allowance for loan losses                                   (45,841,651)        (33,490,456)
                                                           --------------       -------------

                                                           $  366,443,433       $ 275,904,276
                                                           ==============       =============

         Loans held for sale, net consist primarily of real estate mortgages as December 31, 2002 and 2001 and are classified as follows:

                                                                2002                 2001
Real estate secured                                        $   23,119,914       $  28,477,873
Consumer unsecured                                                 18,999              13,383
Mobile homes                                                            -              33,370
                                                           --------------       -------------
                                                               23,138,913          28,524,626
Less:
  Purchase discount                                                     -             (97,899)
  Allowance for loan losses                                      (268,966)           (223,680)
                                                           --------------       -------------
                                                           $   22,869,947       $  28,203,047
                                                           ==============       =============

         As of December 31, 2002, contractual maturities of notes receivables and loans held for sale net of the allowance for loan losses were as follows:

YEAR ENDING                                                      NOTES           LOANS HELD
DECEMBER 31,                                                  RECEIVABLE          FOR SALE
2003                                                       $   30,344,355           2,434,855
2004                                                           27,331,912           1,858,772
2005                                                           25,130,171           1,909,824
2006                                                           22,332,974           1,955,369
2007                                                           20,283,603             627,230
Thereafter                                                    263,995,228          14,083,397
                                                           --------------       -------------

                                                           $  389,418,243       $  22,869,447
                                                           ==============       =============

         It is the Company's experience that a portion of the notes receivable portfolio may be renewed or repaid before contractual maturity dates. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections. During the years ended December 31, 2002 and 2001, cash collections of principal amounts totaled approximately $120,000,000 and $72,900,000, respectively, and the ratios of these cash collections to average principal balances were approximately 29.3% and 23.3%, respectively.

         Changes in the allowance of loan losses on notes receivable for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                                 2002            2001            2000
Balance, beginning                                          $  33,490,456    $  24,086,322   $  22,185,945
Allowance allocated on purchased portfolio                     15,551,056        9,198,705       2,329,546
Loans charged to allowance                                     (5,913,724)      (1,982,024)       (840,174)
Provision for loan losses                                       2,713,864        2,187,453         411,005
                                                            -------------    -------------   -------------

Balance, ending                                             $  45,841,651    $  33,490,456   $  24,086,322
                                                            =============    =============   =============

         At December 31, 2002 and 2001, principal amounts of notes receivable included approximately $122,000,000 and $75,000,000, respectively, of notes for which there was no accrual of interest income. The following information relates to impaired notes receivable which include all nonaccrual loans as of and for the year ended December 31, 2002 and 2001:

Total impaired notes receivable                            $  122,310,112    $ 74,904,866
                                                           ==============    ============

Allowance for loan losses related to impaired
  notes receivable                                         $   33,761,457    $ 25,022,497
                                                           ==============    ============

Average balance of impaired notes receivable
  during the year                                          $   98,607,489    $ 64,049,206
                                                           ==============    ============

Interest income recognized                                 $    5,866,377    $  2,223,530
                                                           ==============    ============

         In the normal course of business, the Company restructures or modifies terms of notes receivable to enhance the collectability of certain notes that were impaired at the date of acquisition and were included in certain portfolio purchases. Notes that are current under their restructured or modified terms are not considered impaired.

3.       BUILDING, FURNITURE AND EQUIPMENT

         At December 31, 2002 and 2001, building, furniture and equipment consisted of the following:

                                                               2002              2001
Building and improvements                                  $ 1,060,359       $    997,259
Furniture and equipment                                      1,255,044          1,022,689
                                                           -----------       ------------

                                                             2,315,403          2,019,948

Less accumulated depreciation                                1,208,538            868,778
                                                           -----------       ------------

                                                           $ 1,106,865       $  1,151,171
                                                           ===========       ============

4.       NOTES PAYABLE

         Notes payable ("Senior Debt") consists primarily of loans made to the Company from a bank ("Senior Debt Lender") to acquire portfolios of notes receivable. The Company has a credit facility ("Facility") with the Senior Debt Lender. The Facility was amended on December 31, 2001 and provides the Company with the ability to borrow up to an aggregate of $500,000,000 at rates based on the Federal Home Loan Bank of Cincinnati (FHLB) 30-day advance rate plus an additional spread of 3.25%. As of December 31, 2002 and 2001, the Company had several loans outstanding to its Senior Debt Lender with an aggregate principal balance of $395,011,306 and $313,670,618 respectively. As a result, the Company has approximately $105,000,000 available to purchase additional portfolios of notes receivable. All notes payable are secured by an interest in the notes receivable, payments to be received under the notes and the underlying collateral securing the notes. At December 31, 2002, approximately $ 59,091,318 of borrowings accrues interest at a rate of prime plus a margin of 0% to 1.75%. The remaining $335,919,988 accrues interest at the FHLB 30 day advance rate plus 3.25%. The above financing agreement requires all cash collections received on the notes receivable to be paid to the Senior Debt Lender and the Company is provided with $1,345,000 monthly, to fund operations.

         At December 31, 2002 and 2001, the weighted average interest rate on the Senior Debt was 4.85% and 5.25%, respectively.

         The above financing agreements also require additional monthly principal reductions based on cash collections received by the Company.

         The remaining note payable consists of a bank loan made to the Company to acquire its principal offices. The principal offices secure the note payable. As of December 31, 2002 and 2001, the Company had a note payable of $254,838 and $273,190 respectively, which accrues interest at 8.53%.

         Certain loan agreements require that a non-interest bearing cash account be established at the closing of the loan and may require additional deposits based on a percentage of monthly collections up to a specified dollar limit. The aggregate balance of restricted cash at December 31, 2002 and 2001 was $632,883 and $541,443, respectively.

         Substantially all of the Company's outstanding financing with respect to its notes receivable portfolio acquisition activities is provided by the Senior Debt Lender.

         Aggregate maturities of all notes payable at currently effective principal payment requirements, at December 31, 2002 are as follows:

2003                    $ 32,378,627
2004                      31,960,860
2005                      31,725,523
2006                      31,379,679
2007                      31,067,714
Thereafter               236,753,741
                        ------------
                        $395,266,144
                        ============

5.       SUBORDINATED DEBENTURES

         In connection with the acquisition of a notes receivable portfolio during 1995, the Company offered $800,000 in subordinated debentures. The debentures bear interest at a rate of 12% per annum payable in quarterly installments. The principal was payable over three years in ten equal quarterly installments of $22,200 commencing September 30, 1997 with the remaining balance of $310,800 payable on June 30, 2000. On June 30, 2000, the Company made a balloon payment of $232,952 funded (through the incurrence of Senior Debt) and agreed with the holder of $97,048 of 12% debentures to the extension of payment of such principal amount to December 31, 2001, this agreement was subsequently extended to March 31, 2002. This debt was paid in full in March of 2002.

6.       FINANCING AGREEMENTS

         The Company has the following financing agreements with a certain banks: warehouse financing agreement, credit facility, and line of credit.

         The warehouse financing agreement provides the Company with the ability to borrow a maximum of $15,000,000 at a rate equal to the bank's prime rate plus 2.00%. This credit facility is to be utilized for the purpose of originating mortgage loans. As of December 31, 2002 and 2001, $10,196,976 and $6,776,481, respectively, are outstanding on the warehouse financing agreement and are secured by loans held for sale.

         The credit facility provides the Company with the ability to borrow a maximum of $1,500,000 at a rate equal to the bank's prime rate plus two percent per annum. The credit facility is to be utilized through a series of loans made to purchase the underlying collateral of certain nonperforming real estate secured loans. Principal repayment of each respective loan is due six months from the date of each advance and interest is payable monthly. As of December 31, 2002 and 2001, $1,250,451 and $647,791, respectively, are outstanding on this credit facility.

         The credit facility is secured by a first priority security interest in the respective notes receivable, the individual real estate that may be purchased, payments to be received under the notes receivable, an unconditional guarantee by one of the stockholders of the Company, and collateral securing the notes of certain loan portfolios.

         The line of credit provides the Company with a line of credit to borrow a maximum of $150,000 at a rate equal to the bank's prime rate plus one percent per annum. As of December 31, 2002, and 2001, $109,942 and $118,239, respectively, are outstanding on the line of credit.

7.       INCOME TAX MATTERS

         The components of income tax provision for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                                2002             2001            2000
Current provision:
  Federal                                                  $    3,317,000    $    146,000    $           -
  State and local                                               1,043,000          79,000                -
                                                           --------------    ------------    -------------
                                                                4,360,000         225,000                -
                                                           --------------    ------------    -------------

Deferred provision :
  Federal                                                         945,000         671,000          217,000
  State and local                                                 209,000         588,000           68,000
                                                           --------------    ------------    -------------
                                                                1,154,000       1,259,000          285,000
                                                           --------------    ------------    -------------

Decrease in valuation allowance                                         -      (1,040,000)        (285,000)
                                                           --------------    ------------    -------------

Provision                                                  $    5,514,000    $    444,000    $           -
                                                           ==============    ============    =============

         A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 35% to income before income tax expense) to the provision for income taxes in the accompanying statements of income for the years ended December 31, 2002, 2001, and 2000 are as follows:

                                                                 2002            2001             2000
Tax determined by applying U.S. statutory rate
  to income                                                  $  4,262,000    $  1,164,000    $     194,000
Increase in taxes resulting from:
State and local income taxes, net of Federal benefit            1,252,000         331,000           68,000
Meals and Entertainment (net of adjustments)                            -           5,000           23,000
Decrease in valuation allowance                                         -      (1,040,000)        (285,000)
Other items, net                                                        -         (16,000)               -
                                                             ------------    ------------    -------------

                                                             $  5,514,000    $    444,000    $           -
                                                             ============    ============    =============

         The tax effects of temporary differences that give rise to significant components of deferred tax assets and deferred tax liabilities at December 31, 2002, and 2001 are presented below:

                                                                 2002              2001
Deferred liabilities:
  Purchase discount                                          $    783,115    $  1,866,318
                                                             ------------    ------------

         Gross deferred tax liabilities                      $    783,115    $  1,866,318
                                                             ============    ============

Deferred tax assets:
  Inventory, repossessed collateral                          $    387,767    $    116,357
  Special charge on purchased loans                                               575,042
  Bad Debt Reserve                                                                876,189
                                                             ------------    ------------

         Gross deferred tax assets                           $    387,767    $  1,567,588
                                                             ============    ============

8.       STOCK OPTION PLAN

         During 1996, the Company adopted an incentive stock option plan (the "Plan") for certain of its officers and directors. Under the terms of the Plan, options to purchase an aggregate of up to 800,000 shares of the Company's common stock may be granted. During 2000, the Company revised its incentive stock plan increasing the plan to aggregate to 1,600,000 shares. Each option has an exercise price at least equal to the fair market value of the shares of common stock at the time the option is granted. Options become exercisable at various times after the date granted and expire ten years after the date granted.

         During 2002, the Company granted 121,000 options to members of the Company's Board of Directors and 275,000 options to various management employees of the Company. Also during 2002, 130,000 options were forfeited by former Company officers. There were no options granted during 2001.

         Transactions in stock options under the Plan are summarized as follows:

                                                                               WEIGHTED
                                                                                AVERAGE
                                                                               EXERCISE
                                                                  SHARES         PRICE
Options outstanding at January 1, 2000                            320,000     $      1.56
Granted                                                           532,500            0.75
Forfeitured                                                      (140,000)           1.56
                                                                 --------     -----------
Options outstanding at December 31, 2000                          712,500            1.00
                                                                 ========     ===========

Granted                                                                 -               -
Exercised                                                               -               -
Forfeitured                                                             -               -

Options outstanding at December 31, 2001                          712,500            1.00
                                                                 ========     ===========
Granted                                                           396,000            0.75
Forfeitured                                                      (130,000)           1.00
Expired                                                                 -               -
                                                                 --------     -----------
Options outstanding at December 31, 2002                          978,500     $      0.90
                                                                 ========     ===========

         As of December 31, 2002, 2001, and 2000, 978,500, 712,500 and 712,500
         options are exercisable respectively.

9.       OPERATING SEGMENTS

         The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires performing, nonperforming, nonconforming and sub performing notes receivable and promissory notes from financial institutions, mortgage and finance companies, and services and collects such notes receivable through enforcement of original note terms, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage banking segment originates or purchases, sub prime residential mortgage loans for individuals whose credit histories, income and other factors cause them to be classified as nonconforming borrowers.

         The Company's management evaluates the performance of each segment based on profit or loss from operations before unusual and extraordinary items and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

                                                                 2002              2001            2000
REVENUES:
  Interest income                                          $   33,435,447    $   27,065,644    $ 20,292,305
  Purchase discount earned                                      3,841,927         3,986,498       3,788,034
  Gain on sale of notes receivable                                139,519           986,570       1,675,107
  Gain on sale of other real estate owned                         796,562         1,448,548         700,939
  Rental income                                                   152,965           330,250         672,748
  Other                                                         2,402,977         1,327,927       1,039,037
                                                           --------------    --------------    ------------

                                                               40,769,397        35,145,437      28,168,170
                                                           --------------    --------------    ------------

OPERATING EXPENSES:
  Interest expense                                             17,423,341        20,068,167      18,489,548
  Collection, general and administrative                       10,646,814         8,894,760       7,859,020
Recovery of a special charge                                   (1,662,598)                -               -
  Provision for loan losses                                     2,612,361         2,077,588         370,674
  Amortization of deferred financing costs                      1,095,529           996,412         593,624
  Depreciation                                                    279,616           179,150         118,901
                                                           --------------    --------------    ------------

                                                               30,395,063        32,216,077      27,431,767
                                                           --------------    --------------    ------------

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                    $   10,374,334    $    2,929,360    $    736,403
                                                           ==============    ==============    ============

MORTGAGE BANKING

                                                                     2002              2001                2000
REVENUES:
  Interest income                                               $   3,293,289     $     1,758,979     $       581,199
  Gain on sale of notes originated                                  2,259,979             842,051             276,911
  Other                                                               519,772             216,891              21,110
                                                                -------------     ---------------     ---------------
                                                                    6,073,040           2,817,921             879,220
                                                                -------------     ---------------     ---------------
OPERATING EXPENSES:
  Interest expense                                                  1,704,372             686,114             291,984
  Collection, general and administrative                            2,235,321           1,516,252             655,722
  Provision for loan loss                                             101,503             109,865              40,331
  Amortization of deferred financing costs                            168,583              62,031              26,268
  Depreciation                                                         60,145              46,871              30,655
                                                                -------------     ---------------     ---------------
                                                                    4,269,924           2,421,133           1,044,960
                                                                -------------     ---------------     ---------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                                         $   1,803,116     $       396,788     $      (165,740)
                                                                =============     ===============     ===============

CONSOLIDATED ASSETS:
  Portfolio asset acquisition and resolution assets             $ 400,088,702     $   303,705,008     $   233,728,060
  Mortgage banking assets                                          24,330,332          29,520,868           9,507,228
                                                                -------------     ---------------     ---------------

Consolidated assets                                             $ 424,419,034     $   333,225,876     $   243,235,288
                                                                =============     ===============     ===============
TOTAL ADDITIONS TO BULIDING, FURNITURE
AND FIXTURES:
  Portfolio asset acquisition and resolution assets             $     253,140     $       471,402     $        68,419
  Mortgage banking assets                                              42,314              37,320              64,706
                                                                -------------     ---------------     ---------------
Consolidated additions to building,
  furniture and fixtures                                        $     295,455     $       508,722     $       133,125
                                                                =============     ===============     ===============
CONSOLIDATED REVENUE:
  Portfolio asset acquisition and resolution                    $  40,769,397     $    35,145,437     $    28,168,170
  Mortgage banking                                                  6,073,040           2,817,921             879,220
                                                                -------------     ---------------     ---------------
  Consolidated Revenue                                          $  46,842,437     $    37,963,358     $    29,047,390
                                                                =============     ===============     ===============
CONSOLIDATED NET INCOME (LOSS):
  Portfolio asset acquisition and resolution                    $   5,671,774     $     2,485,360     $       736,403
  Mortgage banking                                                    991,676             396,788            (165,740)
                                                                -------------     ---------------     ---------------
  Consolidated Net Income                                       $   6,663,450     $     2,882,148     $       570,663
                                                                =============     ===============     ===============

10.      CERTAIN CONCENTRATIONS

         Geographic Concentrations of Notes Receivable - Approximately 30% of the Company's secured consumer real estate notes receivable are with customers in the northeastern region of the U.S. Such real estate notes receivable are collateralized by real estate with a concentration in this region. Accordingly, the collateral value of a substantial portion of the Company's real estate notes receivable and real estate acquired through foreclosure is susceptible to changes in market conditions in this region. In the event of sustained adverse economic conditions, it is possible that the Company could experience a negative impact in its ability to collect on existing loans, or liquidate foreclosed assets in this region, which could impact the Company's related loan loss estimates.

         Financing - Substantially all of the Company's existing debt and available credit facilities are with one financial institution. The Company's purchases of new portfolios are contingent upon the continued availability of these credit facilities.

11.      COMMITMENTS AND CONTINGENCIES

         Employment Agreement - Effective March 25, 1996, the Company entered into a five-year employment agreement with its Chief Operating Officer. The agreement provides for, among other things, a stipulated base salary, and a bonus up to 3.0% of the Company's net income in excess of $500,000. This agreement has been extended through April 15, 2003.

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

         Operating Leases - Certain secondary office and file space is leased under operating leases. The combined future minimum lease payments are as follows:

2003                                                              442,207
2004                                                              460,803
2005                                                              472,535
2006                                                              477,872
2007                                                              505,704
Thereafter                                                        465,812
                                                           --------------
                                                           $    2,824,933
                                                           ==============

         Legal Actions - The Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's financial statements.

         Sale of Notes Receivable with recourse - In June 1996, the Company sold notes receivable with a net carrying value of approximately $5,400,000 for approximately $6,400,000 to the Company's Senior Debt Lender and retained the servicing rights. Such notes were sold with recourse. The recourse provision amounted to approximately $600,000 and provides that should a note become sixty days past due the Company must either buy it back or replace it with a note that is approximately equivalent to the outstanding principal and accrued interest. In addition, the buyer of the notes has the right to proceed to foreclose on the delinquent note and, after sale of the collateral, require the Company to pay any deficiency balance on the note. At December 31, 2002 and 2001, the remaining obligation under the recourse provision is approximately $425,000.

         In June 1997, the Company sold notes receivable with a net carrying value of approximately $3,900,000 for approximately $4,900,000 to the Company's Senior Debt Lender and retained the servicing rights. Such notes were sold with recourse. The recourse provision amounted to approximately $500,000 and provides that should a performing note become sixty days past due the Company must either buy it back or replace it with a note that is approximately equivalent to the outstanding principal and accrued interest. In addition, the buyer of the notes has the right to proceed to foreclose on the delinquent note and, after sale of the collateral, require the Company to pay any deficiency balance on the note. At December 31, 2002 and 2001, the remaining obligation under the recourse provision was approximately $28,938 and $48,183, respectively.

         As of December 31, 2002 and 2001, the unpaid balances of the above mortgage loans being serviced by the Company were $1,600,928 and $2,622,362, respectively. Mortgage loans serviced for others are not included in the Company's consolidated balance sheets.

12.      RELATED PARTY TRANSACTIONS

         On December 31, 2002, Tribeca Lending, a wholly owned subsidiary, transferred approximately $23,500,000 of refinanced loans to the Company to be held for investment. These loans were originated by refinancing loans previously held in the Company's portfolio, and had previously been held for sale. The Company subsequently decided to hold the loans for investment and therefore reclassified them for balance sheet purposes as notes receivables rather than notes held for sale.

         During 2000, Mr. Axon, the Company's Chairman, purchased from the Company a New York condominium held by the Company in its other real estate owned inventory. The consideration included the issuance by Mr. Axon of a note to the Company in the amount of $165,000. The note bears interest at a rate of 8% per annum, is secured by the condominium property, and is due together with all accrued interest and other charges on January 30, 2002. Mr. Axon extended the note for two more years. The note and accrued interest is included in other assets.

         On December 31, 1998, with the approval of the Board of Directors, the Company sold one of its mortgage notes to the President of the Company for $418,500. The mortgage note was paid for through the reduction of a note payable of $184,335 due to an affiliated company, in which the President is a partner and through the issuance of a promissory note from the President for $234,165. The note is included in notes receivable.

13.      SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The table below sets forth selected unaudited financial information for each quarter of the last two fiscal years.

                                              1ST QUARTER        2ND QUARTER     3RD QUARTER      4TH QUARTER
2002

Revenue                                      $   10,671,462     $  12,968,896   $  12,220,502    $  12,644,177
Operating expenses                                7,758,576         8,848,583       9,374,721       10,345,706
                                             --------------     -------------   -------------    -------------
Income before provision for
  income taxes                               $    2,912,886     $   4,120,312   $   2,845,781    $   2,298,471
                                             ==============     =============   =============    =============
Income per common share
    Basic                                    $         0.49     $        0.70   $        0.48    $        0.39
                                             ==============     =============   =============    =============
    Diluted                                  $         0.49     $        0.70   $        0.48    $        0.39
                                             ==============     =============   =============    =============

2001

Revenue                                      $    8,165,024     $   9,329,718   $   9,544,946    $  10,923,670
Operating expenses                                8,052,978         8,206,786       8,564,135        9,813,311
                                             --------------     -------------   -------------    -------------
(Loss) income before benefit
for income income taxes and
net (loss) income                            $      112,046     $   1,122,932   $     980,811    $   1,110,359
                                             ==============     =============   =============    =============

  (Loss) income per common share
    Basic                                    $         0.02     $        0.19   $        0.17    $        0.19
                                             ==============     =============   =============    =============
    Diluted                                  $         0.02     $        0.19   $        0.17    $        0.19
                                             ==============     =============   =============    =============

During the second quarter of 2002, the Company received a $1,662,598 cash settlement representing a recovery of a special charge taken to income during 1997, to reserve for a portfolio purchase of $1.8 million.

14.      SUBSEQUENT EVENTS

         The credit facility with the Senior Debt Lender was amended on March 1, 2003 and provides the Company with the ability to borrow up to an aggregate of $500,000,000 at rates based on the Federal Home Loan Bank of Cincinnati (FHLB) 30-day advance rate plus an additional spread of 3.50%. The above financing agreement requires all cash collections received on the notes receivable to be paid to the Senior Debt Lender and the Company is provided with $1,825,000 monthly, to fund operations.