Form 10-Q
period 2003-03-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2003-05-15
CIK 831246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2003

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



As of May 14, 2003 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding.

                     FRANKLIN CREDIT MANAGEMENT CORPORATION

                                    FORM 10-Q

                    For the Three months ended March 31, 2003

                                 C O N T E N T S


PART I. FINANCIAL INFORMATION                                          Page

Item 1.
Financial Statements (unaudited)


Consolidated Balance Sheets March 31, 2003 and
December 31,2002                                                          3

Consolidated Statements of Income for the three months ended
March 31, 2003 and March 31, 2002                                         4


Consolidated Statements of Cash Flows for the three months ended
March 31, 2003 and March 31, 2002                                         5

Notes to Consolidated Financial Statements                             6-10

Item 2.
Management's Discussion and Analysis of Financial Condition
and Results of Operations                                             11-19

Item 3.
Quantitative and Qualitative Disclosure about Market Risk             19-20

Item 4.
Controls and Procedures                                                  20

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                               21

Item 2.  Changes in Securities and Use of Proceeds                       21

Item 3.  Defaults Upon Senior Securities                                 21

Item 4.  Submission of Matters to a Vote of Security Holders             21

Item 5.  Other Information                                               21

Item 6.  Exhibits and Reports on Form 8-K                                22

SIGNATURES                                                               23

CERFTIFICATIONS                                                       24-27


Part I Financial Information
Item 1. Financial Statements
FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002
-------------------------------------------------------------------------------
                                                  March 31,       December 31,
ASSETS                                              2003             2002
                                                (unaudited)


CASH AND CASH EQUIVALENTS                       $ 8,916,619      $ 10,576,610

RESTRICTED CASH                                     501,665           632,883

NOTES RECEIVABLE:
  Principal                                     460,843,805       435,259,394
  Purchase discount                             (27,472,310)      (22,974,310)
  Allowance for loan losses                     (47,459,877)      (45,841,651)
                                                ------------      ------------
    NET NOTES RECEIVABLE                        385,911,618       366,443,433

LOANS HELD FOR SALE-NET                          23,217,832        22,869,947

ACCRUED INTEREST RECEIVABLE                       4,020,867         4,157,615

OTHER REAL ESTATE OWNED                          10,638,736         9,353,884

OTHER RECEIVABLES                                 1,991,383         2,259,543

DEFERRED TAX ASSET                                  507,441           387,767

OTHER ASSETS                                      2,955,180         2,633,082

BUILDING, FURNITURE AND FIXTURES - Net            1,099,611         1,106,865

DEFERRED FINANCING COSTS- Net                     4,166,224         3,997,405
                                              -------------     -------------
TOTAL ASSETS                                  $ 443,927,176     $ 424,419,034
                                              -------------     -------------
                                              -------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses         $ 4,061,631       $ 3,818,557
  Financing agreements                           10,072,662        11,557,369
  Notes payable                                 413,540,885       395,266,144
  Tax liability
   Current                                           -                 -
   Deferred                                       1,410,604           783,115
                                                ------------      -----------

  TOTAL LIABILITIES                             429,085,782       411,425,185
                                               ------------       -----------

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 10,000,000
 authorized shares; issued and
 outstanding: 5,916,527                              59,167            59,167
 Additional paid-in capital                       6,985,968         6,985,968
 Retained earnings                                7,796,259         5,948,714
                                                -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                       14,841,394        12,993,849
                                                -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 443,927,176     $ 424,419,034
                                              -------------     -------------
                                              -------------     -------------

See notes to consolidated financial statements.



Part I Financial Information
Item 1. Financial Statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
-------------------------------------------------------------------------------
                                                  Three months ended March 31,
                                                    2003            2002
REVENUES:
 Interest income                                 $10,561,251      $ 8,530,461
 Purchase discount earned                            902,903          964,028
 Gain on sale of notes receivable                    596,114            -
 Gain on sale of loans held for sale                 678,390          182,510
 Gain on sale of other real estate owned             303,795          381,117
 Rental income                                        50,461           43,408
 Other                                               846,313          569,937
                                                  ----------       ----------
                                                  13,939,227       10,671,461
                                                  ----------       ----------
OPERATING EXPENSES:
 Interest expense                                  5,037,121        4,411,158
 Collection, general and administrative            4,107,556        2,749,452
 Provision for loan losses                           849,594          254,000
 Amortization of deferred financing costs            423,313          268,144
 Depreciation                                        100,298           75,821
                                                  ----------       ----------
                                                  10,517,882        7,758,575
                                                  ----------       ----------

INCOME BEFORE PROVISION FOR INCOME TAXES           3,421,345        2,912,886

PROVISION FOR INCOME TAXES                         1,573,800        1,354,500
                                                   ---------       ----------

NET INCOME                                       $ 1,847,545      $ 1,558,386
                                                 -----------      -----------
                                                 -----------      -----------

NET INCOME PER COMMON SHARE:
  Basic                                               $ 0.31           $ 0.26
                                                     -------           ------
  Diluted                                             $ 0.30           $ 0.26
                                                     -------           ------

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING, BASIC                               5,916,527        5,916,527
                                                   ---------        ---------

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING, DILUTED                             6,220,325        5,916,527
                                                   ---------        ---------
See notes to consolidated financial statements.

Part I Financial Information
Item 1. Financial Statements
FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MARCH 31, 2003 AND MARCH 31, 2002
-------------------------------------------------------------------------------
                          Three Months Ended March 31,
                                    2003 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                       $ 1,847,545      $ 1,558,386
 Adjustments to reconcile income to net cash
 used in
  Operating activities:
  Gain on sale of notes receivable                   (596,114)          -
  Gain on sale of other real estate owned            (303,795)        (381,117)
  Depreciation                                        100,298           75,821
  Amortization of deferred financing costs            423,313          268,144
  Origination of mortgage loans held for sale     (17,294,052)     (16,489,895)
  Proceeds on sale of mortgage loans               16,663,800        7,090,069
  Purchase discount earned                           (902,903)        (964,028)
  Provision for loan losses                           849,594          254,000
  Changes in assets and liabilities:
    Decrease in accrued interest receivable           136,748          140,330
    Decrease in other receivables                     268,160        3,066,716
    Increase in deferred tax asset                   (119,674)          -
    Increase in other assets                         (322,098)        (245,083)
    Increase in deferred tax liability                627,489        1,579,500
    (Decrease) increase in accounts payable
    and accrued expenses                              243,074         (649,574)
    (Decrease) in notes payable, affiliates
    and stockholders                                                   (24,262)

      Net cash provided by(used in)operating       ----------       -----------
      activities                                    1,621,385       (4,720,993)
                                                   ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase) decrease in restricted cash               131,218         (124,080)
 Purchase of notes receivable                     (56,060,446)     (38,878,267)
 Principal collections on notes receivable         30,922,358       24,747,657
 Acquisition and loan fees                           (660,974)        (437,879)
 Proceeds from sale of other real estate owned      2,853,782        1,919,201
 Proceeds from sale of notes receivable             2,835,696            -
 Purchase of building, furniture and fixtures         (93,044)         (38,021)
                                                  ------------      -----------
     Net cash used in by investing activities     (20,071,410)       2,811,389)
                                                  ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                       59,378,948       48,811,012
 Principal payments of notes payable              (41,104,207)     (31,600,386)
 Proceeds from financing agreements                19,405,920        3,988,084
 Payments on financing agreements                 (20,890,627)      (3,764,098)
                                                  ------------     ------------
   Net cash provided by financing activities       16,790,034       17,434,612
                                                  ------------     ------------

DECREASE IN CASH AND CASH EQUIVALENTS.             (1,659,991)         (97,770)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD      10,576,610        7,784,162
                                                  ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 8,916,619      $ 7,686,392
                                                  ------------     ------------
                                                  ------------     ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments for interest                        $ 4,884,683      $ 4,840,082
                                                  -----------      -----------

Cash payments for taxes                           $ 1,065,985        $ 869,000
                                                  -----------      -----------
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

      Basis of Presentation- The consolidated balance sheet as of March 31, 2003, the consolidated statements of income for the three months ended March 31, 2003 and 2002 and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002 as filed with the Securties and Exchange Commisssion. The result of operatings for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

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

      Earnings per share- Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding, including the dilutive effect, if any, of stock options outstanding, calculated under the treasury stock method.

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

      In the event projected payments do not exceed the carrying value of the loan, the periodic amortization is suspended and either the loan is written down or an allowance for uncollectibility is recognized.

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

      Loans Held for Sale- The loans held for sale consist primarily of secured real estate first and second mortgages originated by the Company. Such loans held for sale are performing and are carried at lower of cost or market. The gain/loss on sale is recorded as the difference between the carrying amount of, the loan and the proceeds from sale on a loan-by-loan basis.

      Other Real Estate Owned - Other real estate owned ("OREO") consists of properties acquired through, or in lieu of, foreclosure or other proceedings and are held for sale and carried at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value, less cost to sell, at the time of acquisition is charged to the allowance for loan losses. Subsequent write-downs are charged to operations based upon management's continuing assessment of the fair value of the underlying collateral. Property is evaluated periodically to ensure that the recorded amount is supported by current fair values and write-downs are recorded as necessary to reduce the carrying amount to fair value less estimated cost to sell. Revenue and expenses from the operation of OREO and changes in the valuation allowance are included in operations. Direct costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs related to holding the property are expensed. Gains or losses are included in operations upon disposal.

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

      Income Taxes - Income taxes are accounted for under SFAS No. 109 "Accounting for Income Taxes", which requires an asset and liability approach in accounting for income taxes. This method provides for deferred income tax assets or liabilities based on the temporary difference between the income tax basis of assets and liabilities and their carrying amount in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

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

      The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

      a. Cash, Restricted Cash, Accrued Interest Receivables, Other Receivable and Accrued Interest Payable - The carrying values reported in the consolidated balance sheets are a reasonable estimate of fair value.
      b. Notes Receivable - Fair value of the net note receivable portfolio is estimated by discounting the future cash flows using the interest method. The carrying amounts of the notes receivable approximate fair value.
      c Short-Term Borrowings - The carrying amounts of the financing agreements and other short-term borrowings approximate their fair value.
      d Long-Term Debt - Fair value of the Company's long-term debt (including notes payable, and subordinated debentures) is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts reported in the accompanying consolidated balance sheets approximate their fair value.

      Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income in 2003, and 2002 therefore net income was the same as its comprehensive income.

      Accounting for Stock Options- The stock option plan is accounted for under the recognition and measurement principles of Accounting Principles Board
      (APB) Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

      Recent Accounting Pronouncements
               In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Correction. SFAS No. 145, among other things, rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and, accordingly, the reporting of gains or losses from the early extinguishment of debt as extraordinary items will only be allowed if they met the specific criteria for extraordinary items included in APB Opinion 30, Reporting the Results of Operations. The rescission of SFAS No. 4 is effective January 1, 2003. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

               In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

            In November of 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation were effective for the Company's December 31, 2002 inancial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted this interpretations as of January 1, 2003 and it did not have a material effect on the Company's consolidated financial statements.

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


               In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No.
      123. Other than the additional disclosure requirements below adoption of the provisions of the Statement on January 1st, 2003 did not have any impact because the company will continue to use the intrinsic value method as set forth in APB No. 25.

               The Company applies APB Opinion 25 and related interpretations in accounting for stock options. Had the company determined compension cost based on the fair value of the stock options at the grant date consistent with the method of SFAS No.123, the Company's first quarter 2003, and 2002 net income and earnings per share would have been reduced to the pro forma amounts indicated in the table that follows.

                                                2003                 2002


Net income  - as reported                     $ 1,847,545         $ 1,558,386
Net income  -  pro forma                      $ 1,831,032         $ 1,558,386

Net income  per common share -
basic - as reported                                $0.31                $0.26
Net income per common share -
basic - pro forma                                  $0.31                $0.26
Net income per common share -
diluted  - as reported                             $0.30                $0.26
Net income per common share -
diluted  - pro forma                               $0.30                $0.26


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

MORTGAGE BANKING

                                                Three Months Ended March 31,
                                                  2003              2002

 CONSOLIDATED REVENUE
  Portfolio asset acquisition and
  resolution assets                          $ 12,691,335        $ 9,577,912

  Mortgage banking assets                       1,247,892          1,093,549
                                             ------------       ------------
 Consolidated Revenue                        $ 13,939,227       $ 10,671,461
                                             ------------       ------------
                                             ------------       ------------

CONSOLIDATED INCOME BEFORE TAXES
  Portfolio asset acquisition and
  resolution asset                            $ 3,308,635        $ 2,576,136
  Mortgage banking assets                         112,710            336,751
                                              -----------        -----------
Consolidated Income before taxes              $ 3,421,345        $ 2,912,887
                                              -----------        -----------
                                              -----------        -----------



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Forward-Looking Statements. Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. (Forward-looking statements include, but are not limited to, statements about (i)...(ii)... and (iii)... There are a number of important factors that could cause actual results to differ materially from those projected or suggested in forward-looking statements made by the Company. These factors include, but are not limited to: (i) unanticipated changes in the U.S economy, including changes in business conditions and interest rates and changes in the level of growth in the finance and housing markets; (ii) the status of relations between the Company and its sole Senior Debt Lender; (iii) the availability for purchases of additional loans; (iv) the status of relations between the Company and its sources for loan purchases; (v) unanticipated difficulties in collections under loans in the Company's portfolio; and (vi) other risks detailed from time to time in the Company's SEC reports. Additional factors that would cause actual results to differ materially from those projected or suggested or suggested in any forward-looking statements are contained in the Company's filings with the Securities and Exchange Commission, including, but not limited to, those factors discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as other wise required by securities and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies
The following management's discussion and analysis of financial condition and results of operations is based on the amounts reported in the Company's consolidated financial statements. In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), management is required to make estimates and assumptions that affect the financial statements and disclosures. These estimates require management's most difficult, complex or subjective judgments. The Company's critical accounting policies are described in its Form 10-K for the year ended December 31, 2002. There have been no significant changes in the Company's critical accounting policies since December 31, 2002.


Acquisition Activity- During the three months ended March 31, 2003, the Company purchased loans with an aggregate face value of $66 million for an aggregate purchase price of $56 million or 85% of face value, compared with the purchase during the three months ended March 31, 2002 of $46 million at an aggregate purchase price of $38 million or 84% of aggregate face value. The purchases during the three months ended March 31, 2003 included 14 bulk portfolios consisting primarily of first and second mortgages, with an aggregate face value of $55 million at an aggregate purchase price of $46 million or 84% of the face value, and 56 flow purchase transactions consisting primarily of first and second mortgages with an aggregate face value of $11.4 million at an aggregate purchase price of $9.9 million or 87% of face value. Acquisition of these portfolios was fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee.

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


Single-Family Residential Lending- In January 1997, the Company formed a wholly owned subsidiary, Tribeca Lending Corp. ("Tribeca"), to originate primarily sub-prime residential mortgage loans made to individuals whose credit histories, income and other factors cause them to be classified as non-conforming borrowers. Management believes that lower credit quality borrowers present an opportunity for the Company to earn superior returns for the risks assumed. Tribeca provides first and second mortgages that are originated on a retail basis through marketing efforts that include utilization of marketing firms that supply leads to the Company. Tribeca is currently licensed as a mortgage banker in Alabama, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Kentucky, Illinois, Maryland, Massachusetts, Michigan, Missouri, New York, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington State, and West Virginia and is a Department of Housing and Urban Development FHA Title I and Title II approved lender. Tribeca-originated loans are typically expected to be sold in the secondary market through servicing-released sales. Tribeca anticipates holding certain of its mortgages in its portfolio when it believes that the return from holding the mortgage, on a risk-adjusted basis, outweighs the return from selling the mortgage in the secondary market. Since commencing operations in 1997, Tribeca has originated approximately $167 million in loans.

During the three months ended March 31, 2003, Tribeca originated 89 loans with an aggregate principal amount of $19,527,052 of which 12 loans for $2,233,000 were brokered compared to 132 loans with an aggregate principal of $16,489,895 during the three months ended March 31, 2002. During the three months ended March 31, 2003, Tribeca had income before taxes of $324,788 as compared to $336,751 during the three months ended March 31, 2002. This decrease in income reflected the expansion of a new branch office in New Jersey, and salaries for new employees during the quarter. As of March 31, 2003, Tribeca had approximately $23 million face value of loans held for sale. Revenues and expenses related to such loans, other than periodic interest payments, and fee income are expected to be realized upon sale of such loans.


Cost of Funds- As of March 31, 2003, the Company had Senior Debt outstanding under several loans with an aggregate principal balance of approximately $413 million. Additionally the Company has financing agreements, which had an outstanding balance of approximately $10 million at March 31, 2003.

The majority of the loans purchased by the Company bear interest at a fixed rate, while the Senior Debt incurred to acquire such loans bears interest at a variable rate. Consequently, changes in market interest rate conditions have caused direct corresponding changes in interest expense. On March 1, 2003, the Company and its Senior Debt Lender entered into a two-year agreement that the interest rate for Senior Debt will be based on the Federal Home Loan Bank of Cincinnati (FHLB) thirty (30) day advance rate plus an additional spread of 3.50%. Under the amendment approximately $48 million of Senior Debt will continue to accrue interest at a rate equal to the prime rate plus a margin of between 0% and 1.75%.

The weighted average interest rate on borrowed funds for the Senior Debt based on the balances as of March 31, 2003 and March 31, 2002 was 4.98% and 5.30%, respectively.

Inflation- The impact of inflation on the Company's operations during the three months ended March 31, 2003, and 2002 was immaterial.


Results of Operations

The Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002.

         Total revenue, comprised of interest income, purchase discount earned, gains recognized on the sale of notes receivable, gain on sale of loans held for sale, gain on sale of OREO, rental income and other income, increased by $3,267,766 or 31%, to $13,939,227 during the three months ended March 31, 2003 from $10,671,461 during the three months ended March 31, 2002.

         Interest income increased by $2,030,790 or 24%, to $10,561,251 during the three months ended March 31, 2003 from $8,530,461 during the three month ended March 31, 2002. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes,
(ii) interest received with settlement payments on non-performing notes and
(iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from $232 million in notes acquired by the Company between April 1, 2002 and March 31, 2003, which was only partially offset by collections, prepayments, and loan sales.

         Purchase discount earned decreased by $61,125 or 6%, to $902,903 during the three months ended March 31, 2003 from $964,028 during the three months ended March 31, 2002. This decrease reflected increased reserves and write-offs in certain portfolios that deteriorated which would normally earned discount income.

           The Company consummated two bulk sales of nonperforming loans during the three months ended March 31, 2003 for a gain of $596,114. The Company did not have any bulk sales of loans during the three months ended March 31, 2002.

         Gain on sale of loans held for sale increased by $495,880 or 272% to $678,390 during the three months ended March 31, 2003, from $182,510 during the three months ended March 31, 2002. This increase reflected an increase in the number of loans sold during the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. Tribeca sold $16.3 million and $4.9 million in loans respectively during the three months ended March 31, 2003 and March 31, 2002.

         Gain on sale of OREO decreased by $77,322 or 20% to $303,795 during the three months ended March 31, 2003 from $381,117 during the three months ended March 31, 2002. Gain on sale of REO decreased due to the sale of lower valued OREO properties during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 when the company sold higher valued rental OREO properties. The Company sold 37 and 24 OREO properties during the three months ended March 31, 2003 and March 31, 2002, respectively.

          Rental income increased by $7,053 or 16% to $50,461 during the three months ended March 31, 2003, as compared to $43,408 during the three months ended March 31, 2002. This increase reflected surrendered security deposits from former tenants recognized into income for past due rent during the quarter. The Company had seven and sixteen rental properties at March 31, 2003, and March 31, 2002 respectively.

         Other income increased by $276,376 or 48%, to $846,313 during the three months ended March 31, 2003 from $569,937 during the three months ended March 31, 2002. The increase was due primarily to increases in prepayment penalties due to an increase in prepayments during the three months ended March 31, 2003, late charges resulting primarily from the growth in the size of the portfolio and increased loan fees due to an increase in origination volume.

         Total operating expenses increased by $2,759,308 or 36% to $10,517,882 during the three months ended March 31, 2003, from $7,758,575 during the three months ended March 31, 2002. Total operating expenses includes interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing cost and depreciation expense.

         Interest expense increased by $625,963 or 14% to $5,037,121 during the three months ended March 31, 2003, from $4,411,158 during the three months ended March 31, 2002, as a result of the growth in size of the portfolio. This increase resulted primarily from an increase in total debt of $84 million or 24% , to $423 million as of March 31, 2003 as compared with $339 million as of March 31, 2002 and partially offest by a decrease in our cost of funds. Total debt includes Senior Debt, debentures, financing agreements and loans from affiliates.

         Collection, general and administrative expenses increased by $1,358,104 or 49% to $4,107,556 during the three months ended March 31, 2003 from $2,749,452 during the three months ended March 31, 2002. Collection, general and administrative expense consists primarily of personnel expense, OREO related expense, litigation expense, and miscellaneous collection expense.

           Personnel expenses increased by $567,896 or 37% to $2,096,073 during the three months ended March 31, 2003 from $1,528,177 during the three months ended March 31, 2002. This increase resulted largely from staff upgrades, the expansion of Tribeca's sales force, and bonus expense. All other collection expenses increased by $790,209 or 65% during the three months ended March 31, 2003 to $2,011,483 from $1,221,274 during the three months ended March 31, 2002. This increase resulted primarily from increased legal expenses for asset protection, collection expenses associated with carrying a higher nonperforming portfolio balance and professional fees associated with increased audit fees.

         Provisions for loan losses increased by $595,594 or 234% to $849,594 during the three months ended March 31, 2003 from $254,000 during the three months ended March 31, 2002. This increase was primarily due to reserve increases in specific portfolios, where there is no longer purchase discount available to increase reserves.


         Amortization of deferred financing costs increased by $155,169 or 58%, to $423,313 during the three months ended March 31, 2003 from $268,144 during the three months ended March 31, 2002. This increase resulted primarily from the growth in size of the portfolio, increased prepayments and collections, which caused a corresponding increase in the pay down of Senior Debt. On March 31, 2003 and March 31, 2002, deferred financing costs, as a percentage of Senior Debt outstanding was 1.01% and 1.03%, respectively.

         Depreciation expense increased $24,477 or 32%, to $100,298 during the three months ended March 31, 2003, from $75,821 during the three months ended March 31, 2002. This increase resulted from the purchase of office equipment.

         The Company net income increased by $289,159 to $1,847,545 during the three months ended March 31, 2003 for the reasons set forth above.

         During the three months ended March 31, 2003 the Company had a provision for income taxes of $1,573,800 as compared to $1,354,500 during the three months ended March 31, 2002 due primarily to an increase in income.


Liquidity and Capital Resources

 General. During the three months ended March 31, 2003, the Company purchased 1,000 loans with an aggregate face value of $66 million at an aggregate purchase price of $56 million or 85% of the face value. During the three months ended March 31, 2002 the Company purchased 725 loans with an aggregate face value of $46.3 million at an aggregate purchase price of $37.9 million or 84% of aggregate face value. The Company's portfolio acquisitions exceeded expectations during the three months ended March 31, 2003. This increase reflected the Company's enhanced marketing efforts, which generated increased market penetration.

         The Company's portfolio of notes receivable at March 31, 2003, had a face value of $461 million and included net notes receivable of approximately $386 million. The Company's portfolio of notes receivable at March 31, 2002, had a face value of $350 million and included net notes receivable of approximately $289 million. Net notes receivable are stated at the amount of unpaid principal, reduced by purchase discount, and allowance for loan losses. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or where economically advantageous, sale.

         The Company's portfolio of loans held for sale, which includes mortgages originated by Tribeca and held for sale at March 31, 2003, had a face value of $23 million as compared to $ 38 million at March 31, 2002. On December 31, 2002 the Company transferred $23 million of refinanced loans back to its parent company to be held in notes receivable. Loans held for sales are stated at the amount of unpaid principal, reduced by net deferred cost and fees. The Company has the ability to hold its loans held for sale until maturity, payoff or liquidation of collateral or where economically advantageous, sale.

         During the three months ended March 31, 2003, the Company provided cash in the amount of $1.6 million in its operating activities primarily for interest expense, overhead and for the foreclosure and improvement of OREO. The Company used $20 million in its investing activities, which primarily reflected the use of $56 million for the purchase of notes receivable partially offset by principal collections on its notes receivable and proceeds from the sale of notes receivables and OREO. The amount of cash used in operating and investing activities was offset by $17 million of net cash provided by financing activities. The above activities resulted in a net decrease in cash at March 31, 2003 over December 31, 2002 of $1.7 million.

         In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures at March 31, 2003 and 2002, the Company held OREO recorded on the financial statements at $10.6 million and $3.9 million, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or net realizable value. The Company estimates, based on third party appraisals and broker price opinions, that the OREO inventory held at March 31, 2003, in the aggregate, had a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $11.7 million based on market analyses of the individual properties less the estimated closing costs. There can be no assurance, however, that such estimate is substantially correct or that an amount approximating such amount would actually be realized upon liquidation of such OREO. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it is economically beneficial to do so.



Cash Flow From Operating and Investing Activities

         Substantially all of the assets of the Company are invested in its portfolios of notes receivable, loans held and OREO. Primary sources of the Company's cash flow for operating and investing activities are collections on notes receivable and gain on sale of notes and OREO properties.

         At March 31, 2003, the Company had unrestricted cash, cash equivalents and marketable securities of $8.9 million.



Cash Flow From Financing Activities

         Senior Debt- As of March 31, 2003, the Company owed an aggregate of $413 million to the Senior Debt Lender.

The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest based on the Federal Home Loan Bank of Cincinnati (FHLB) thirty-day advance rate plus an additional spread of 3.50%. The accelerated payment provisions are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a weekly additional principal reduction from cash collected before scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the contractual scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow that is available to the Company.

         In March 2003, the Company negotiated with its Senior Debt Lender a modification to provisions of the Senior Debt, pursuant to which the Senior Debt Lender has provided the Company with a cash advance of $1,825,000 per month for the year. Management believes that this modification may reduce irregular periods of cash flow shortages arising from operations. Management believes that sufficient cash flow from the collection of notes receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of notes receivable, the bulk sale of performing loan portfolios, sales and rental of OREO, or additional borrowing, to repay the current liabilities arising from operations and to repay the long term indebtedness of the Company.

         Certain Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The Company is no longer required to maintain these restricted accounts but has continued to under the prior agreement. The Company typically uses these funds to place deposits on loan portfolio bids. The restricted cash is maintained in an interest bearing account, with the Company's Senior Debt Lender. The aggregate balance of restricted cash in such accounts was $501,665 on March 31, 2003 and $632,883 on December 31, 2002. The decrease in restricted cash at March 31, 2003 was due to funding the origination of two OREO properties during the quarter.

         Total Senior Debt availability was approximately $500 million at March 31, 2003, of which approximately $413 million had been drawn down as of such date. As a result, the Company has approximately $87 million available to purchase additional portfolios of notes receivable and OREO.

         In March 2003, the Company's Senior Debt agreement was amended to provide that the interest rate on new Senior Debt incurred to finance portfolio acquisitions will be based on the Federal Home Loan Bank of Cincinnati (FHLB) thirty-day advance rate plus an additional spread of 3.50%. Under the new agreement the Company's new cost of funds is 4.98% as of March 31, 2003, compared to 5.30% at March 31, 2002.

           The Company's Senior debt Lender has provided Tribeca with a warehouse financing agreement of $15 million. This line of credit accrues interest at prime rate plus 2%. At March 31, 2003, Tribeca had drawn down $9 million on the line.


         Financing Agreements. The Company has a financing agreement with the Senior Debt Lender permitting it to borrow a maximum of approximately $2,500,000 at a rate equal to such lender's prime rate plus two percent per annum. Principal repayment of the lines is due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the financing agreements as of March 31, 2003 and December 31, 2002, were $779,373 and $1,360,393, respectively. Advances made under the financing agreement were used to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding financing agreements and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company, which the Company may be required to hold as rental property to maximize its return. The Company uses when available, OREO sales proceeds to pay down financing agreements to help reduce interest expense.

         Additionally, the Company has opened a financing agreement with a bank. The agreement provides the Company with the ability to borrow a maximum of $150,000 at a rate equal to the bank's prime rate plus one percent per annum. As of March 31, 2003 and December 31, 2002, $107,736 and $109,942 respectively, were outstanding on the financing agreement.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate fluctuations can adversely affect the Company's income and value of its common shares in many ways and present a variety of risks, including the risk of mismatch between asset yields and borrowing rates, variances in the yield curve and changing prepayment rates.

The Company's operating results will depend in large part on differences between the income from its assets (net of credit losses) and its borrowing costs. Most of the Company's assets, consisting primarily of mortgage notes receivable, generate fixed returns and will have terms in excess of five years. The Company funds the origination and acquisition of a significant portion of these assets with borrowings, which have interest rates that are based on the monthly Federal Home Loan Bank of Cincinnati 30-day advance rate ("FHLB"). In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between yields and borrowing rates. Consequently changes in interest rates, particularly short-term rates may influence the Company's net income. The Company's borrowing under agreements with its Senior Debt Lender bear interest at rates that fluctuate with the FHLB rate of Cincinnati and the prime rate. Based on approximately $365 and $48 million of borrowings outstanding under these facilities at March 31, 2003, a 1% change in FHLB and prime rate, would impact the Company's quarterly net income and cash flows by approximately $557,000. Increases in these rates will decrease the net income and market value of the Company's net assets. Interest rate fluctuations that result in interest expense exceeding interest income would result in operating losses.

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



Item 4.  Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures within the 90 days preceding the filing of this quarterly report on Form 10Q and judged such controls and procedures to be adequate and effective.

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

May 14, 2003
                                    FRANKLIN CREDIT MANAGEMENT
                                         CORPORATION



                                      By:      THOMAS J. AXON

                                               Thomas J. Axon
                                            Chairman of the Board


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                                Date

SETH COHEN               Chief Executive Officer                   May 14, 2003


Seth Cohen
(Principal executive officer)


JOSEPH CAIAZZO          Senior Vice President,Chief Operating      May 14, 2003


Joseph Caiazzo             Officer, Secretary and Director
(Secretary)


ALAN JOSEPH             Executive Vice President,Chief Financial   May 14, 2003


Alan Joseph                  Officer and Director
(Principal financial officer)

                                  CERTIFICATION

I, Seth Cohen, Chief Executive Officer of Franklin Credit Management Corporation (the "Company"), certify that:
1.     I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report,fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

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

       b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



  DATE:  May 8, 2003                           By:  /s/
                                          --------------------------

                                            Chief Executive Officer

                                  CERTIFICATION

I, Alan Joseph, Chief Financial Officer of Franklin Credit Management Corporation (the "Company"), certify that:

1.    I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly reportis being prepared;

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



  DATE:  May 8, 2003                By:  /s/
                                      --------------------------

                                      Chief Financial Officer