Form 10-Q
period 2003-06-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2003-08-14
CIK 831246

===============================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2003

                         Commission file number 0-17771


                     FRANKLIN CREDIT MANAGEMENT CORPORATION
             (Exact name of Registrant as specified in its charter)


                               Delaware
       (State or other jurisdiction of incorporation or organization)

                             75-2243266
                (I.R.S. Employer identification No.)


                            Six Harrison Street
                         New York, New York 10013
                             (212) 925-8745
                  (Address of principal executive offices)



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


As of August 12, 2003 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding.

===============================================================================

                     FRANKLIN CREDIT MANAGEMENT CORPORATION

                                    FORM 10-Q

                For the Three and Six months ended June 30, 2003

                                 C O N T E N T S


PART I. FINANCIAL INFORMATION                                          Page
                                                                       ----

Item 1.
Financial Statements (unaudited)

     Consolidated Balance Sheets at June 30, 2003
     and December 31, 2002                                              3

     Consolidated Statements of Income for the three
     months ended June 30, 2003 and June 30, 2002                       4

     Consolidated Statements of Stockholders' Equity                    5

     Consolidated Statements of Cash Flows for the six
     months ended June 30, 2003 and June 30, 2002                       6

     Notes to Consolidated Financial Statements                      7-13

Item 2.
Management's Discussion and Analysis of Financial Condition and
Results of Operations                                               14-22

Item 3.
Quantitative and Qualitative Disclosure about Market Risk              23

Item 4.
Controls and Procedures                                                23

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                             23

Item 2.  Changes in Securities and Use of Proceeds                     23

Item 3.  Defaults Upon Senior Securities                               23

Item 4.  Submission of Matters to a Vote of Security Holders           23

Item 5.  Other Information                                             23

Item 6.  Exhibits and Reports on Form 8-K                              24


SIGNATURES                                                             25

CERFTIFICATIONS                                                     26-27


FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


ASSETS                                        June 30,2003     December 31,2002
                                               (Unaudited)


RESTRICTED CASH                                    500,952             632,883

NOTES RECEIVABLE:
  Principal                                    481,450,824         435,259,394
  Purchase discount                            (25,487,403)        (22,974,310)
  Allowance for loan losses                    (52,228,545)        (45,841,651)
                                               -----------         -----------
     NET NOTES RECEIVABLE                      403,734,876         366,443,433

ORIGINATED LOANS HELD FOR SALE                  13,204,162          22,869,947

ORIGINATED LOANS HELD FOR INVESTMENT            13,522,546              _

ACCRUED INTEREST RECEIVABLE                      4,114,381           4,157,615

OTHER REAL ESTATE OWNED                         10,355,740           9,353,884

OTHER RECEIVABLES                                4,106,162           2,259,543

DEFERRED TAX ASSET                                 480,625             387,767

OTHER ASSETS                                     3,221,597           2,633,082

BUILDING, FURNITURE AND FIXTURES - Net           1,247,307           1,106,865

DEFERRED FINANCING COSTS- Net                    4,339,482           3,997,405
                                              ------------        ------------
TOTAL ASSETS                                  $467,909,451        $424,419,034
                                              ============        ============
LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES:
  Accounts payable and accrued expenses        $ 3,952,147         $ 3,818,557
  Financing agreements                          15,742,609          11,557,369
  Notes payable                                431,509,565         395,266,144
  Tax Liability
    Deferred                                       434,661             783,115
                                               -----------         -----------
       TOTAL LIABILITIES                       451,638,982         411,425,185
                                               -----------         -----------
COMMITMENTS AND CONTENGENCIES

STOCKHOLDERS EQUITY
 Common stock, $.01 par value, 10,000,000
 authorized shares; issued and outstanding:
 5,916,527 and 5,916,527                            59,167              59,167
  Additional paid-in capital                     6,985,968           6,985,968
  Retained earnings                              9,225,334           5,948,714
                                               -----------        ------------
      TOTAL STOCKHOLDERS' EQUITY                16,270,469          12,993,849
                                               -----------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY     $467,909,451        $424,419,034
                                              ============        ============


See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

-------------------------------------------------------------------------------

                                    Three Months            Six Months
                                    Ended June 30          Ended June 30
                                 2003       2002           2003       2002
                                --------   --------     -------     -------
REVENUES:
 Interest income             $10,722,418  $9,142,691   $21,283,669  $17,673,152
 Purchase discount earned      1,078,019     754,677     1,980,922    1,718,706
 Gain on sale of notes
 receivable                       -             -          596,114        -
 Gain on sale of originated
 loans held for sale             728,654     634,899     1,407,044      817,409
 Gain on sale of other real
 estate owned                    449,399      17,258       753,194      398,375
 Rental income                    23,338      42,518        73,800       85,926
 Other                           956,125     714,255     1,802,438    1,284,191
                              ----------  ----------    ----------   ----------
                              13,957,953  11,306,298    27,897,181   21,977,759
                              ----------  ----------    ----------   ----------

OPERATING EXPENSES:
 Interest expense              5,575,748   4,679,174    10,612,870    9,090,333
 Collection, general and
 administrative                4,411,539   2,866,044     8,519,096    5,615,495
 Recovery of special charge        -      (1,662,598)         -      (1,662,598)
 Provision for loan losses       734,851     841,764     1,584,445    1,095,764
 Amortization of deferred
 financing costs                 417,078     375,779       840,391      643,923
 Depreciation                    107,161      85,822       207,459      161,644
                              ----------  ----------    ----------  -----------
                              11,246,377   7,185,985    21,764,261   14,944,561
                              ----------  ----------    ----------  -----------


INCOME BEFORE PROVISION FOR
INCOME TAXES                   2,711,576   4,120,312     6,132,920    7,033,198
                              ----------  ----------    ----------   ----------

PROVISION FOR INCOME TAXES     1,282,500   1,854,250     2,856,300    3,208,750
                              ----------  ----------    ----------   ----------

NET INCOME                   $ 1,429,076  $2,266,062   $ 3,276,620  $ 3,824,448

                             ===========  ==========   ===========  ===========

NET INCOME PER COMMON SHARE:
 Basic                       $      0.24   $    0.38   $      0.55   $     0.65

 Diluted                     $      0.22   $    0.36   $      0.49   $     0.61

                             ===========   =========   ===========  ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
BASIC                          5,916,527   5,916,527     5,916,527    5,916,527

                             ===========   ==========   ===========  ==========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
DILUTED                        6,557,239    6,243,953    6,557,239    6,243,953
                             ===========   ==========   ==========   ==========


See notes to consolidated financial statements





CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOE THE YEAR
JUNE 30, 2003
-------------------------------------------------------------------------------

                                           Additional
                         Common Stock       Paid-In     Retained
                         ----------------
                         Shares    Amount   Capital     Earnings     Total
-------------------------------------------------------------------------------


January 1, 2003        5,916,527  $59,167  $6,985,968   $5,948,714  $12,993,849

     Net Income                                          3,276,620    3,276,620

                      ---------------------------------------------------------
June 30, 2003          5,916,527  $59,167  $6,985,968   $9,225,334  $16,270,469
                      =========================================================

See notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

-------------------------------------------------------------------------------
                                                     Six months ended June 30,
                                                        2003           2002
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $3,276,620      $3,824,448
 Adjustments to reconcile net income to
  net cash used by operating activities:
  Depreciation                                         207,459         161,644
  Amortization of deferred financing costs             840,391         643,923
  Origination of loans held for sale               (42,101,242)    (35,969,133)
  Proceeds on sale of loans held for sale           37,223,887      18,546,111
  Purchase discount earned                          (1,980,922)     (1,718,706)
  Gain on sale of other real estate owned             (753,194)       (398,376)
  Provision for loan losses                          1,584,445       1,095,764
Change in:                                             (92,858)        687,248
  Accrued interest receivable                           43,234         461,251
  Other receivables                                 (1,846,619)      3,390,616
  Other assets                                        (588,515)     (1,037,743)
  Deferred tax liability                              (348,454)        277,146
  Accounts payable and accrued expenses                133,590      (1,356,463)
                                                   ------------    ------------
Net cash used by operating activities               (4,402,178)    (11,392,270)
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition and loan fees                          (1,346,543)     (1,126,460)
 Acquisition of notes receivable                  (112,718,301)    (90,045,271)
 Proceeds from sale of other real estate owned       7,500,632       3,815,380
 Proceeds from the sale of notes receivable          2,835,696           0
 Purchase of building, furniture & equipment          (347,902)       (130,529)
 Principal collection on notes receivable           66,423,015      52,426,980
(Increase) decrease in restricted cash                 131,931        (119,949)
                                                  -------------    ------------
Net cash used by investing activities              (37,521,472)    (35,179,849)
                                                  -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on subordinated debentures                    -              (24,262)
 Payments on financing agreements                  (41,666,966)    (37,054,703)
 Proceeds from financing agreements                 45,852,206      36,997,728
 Proceeds from notes payable                       118,389,550     106,507,117
 Payments on notes payable                         (82,146,129)    (62,603,684)
                                                   ------------    ------------
Net cash provided by financing activities           40,428,661      43,822,196
                                                   ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS           (1,494,989)     (2,749,923)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      10,576,610       7,784,162
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS END OF PERIOD             $9,081,621      $5,034,239
                                                   ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash payments for interest                         $10,277,680      $9,554,063
                                                  =============    ============
                                                  =============    ============
Cash payment for taxes                              $3,285,985      $2,318,000
                                                  =============    ============


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

 Basis of Presentation- The consolidated balance sheet as of June 30, 2003, the consolidated statements of income for the three and six months ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002, are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes there to included in the Company's annual report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

 Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Reclassification- Certain prior years amounts have been reclassed to conform with current year presentation.

 Operating Segments-Statement of Financial Accounting Standards ("SFAS") No.131 "Disclosures about Segments of an Enterprise and Related Information" requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets. The Company is currently operating in two business segments: (i) portfolio asset acquisition; and (ii) mortgage banking.

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

 Notes Receivable and Income Recognition - The notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions, and mortgage and finance companies. Such notes receivable are generally performing, nonperforming or underperforming at the time of purchase and are usually purchased at a discount from the principal balance remaining. Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and an allowance for loan losses. The Company has the ability and intent to hold these notes until maturity, payoff or liquidation of collateral. Impaired notes receivable are measured based on the present value of expected future cash flows discounted at the note's effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is collateral dependent. The Company periodically evaluates the collectability of both interest and principal of its notes receivable to determine whether they are impaired. A note receivable is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement. In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the collectible principal amount outstanding using the accrual method. Accrual of interest on notes receivable, including impaired notes receivable, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Subsequent recognition of income occurs only to the extent payment is received subject to management's assessment of the collectability of the remaining interest and principal. A non-accrual note is restored to an accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt and past due interest is recognized at that time.

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

 The Company's notes receivable are collateralized by real estate located throughout the United States with a concentration in California, New York, Texas, and Florida. Accordingly, the collateral value of a substantial portion of the Company's real estate notes receivable and real estate acquired through foreclosure is susceptible to changes in market conditions.

 Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on notes receivable, future additions to the allowance or write-downs may be necessary based on changes in economic conditions.

 Originated Loans Held for Sale- The loans held for sale consist primarily of secured real estate first and second mortgages originated by the Company. Such loans held for sale are performing and are carried at lower of cost or market. The gain/loss on sale is recorded as the difference between the carrying amount of, the loan and the proceeds from sale on a loan-by-loan basis.

 Originated Loans Held for Investment- Such loans consist primarily of secured real estate first and second mortgages originated by the Company. Such loans held for investment are performing and are carried at amortized cost of the loan. In the second quarter of 2003 the Company's holding strategy on several loans originated changed. The unamortized cost of these loans were transferred from the loans held for sale category into loans held for investment. The Company has both the intent and ability to hold these loans to maturity.

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

 Deferred Costs - Costs, incurred in connection with obtaining financing, are deferred and are amortized over the term of the related debt. Costs associated with loans, which are classified as held for investment, are deferred and recorded net. Cost associated with loans held for sale are not amortized.
 Cost associated with loans held for investment are amortized into income over the life of loan.

 Retirement Plan - The Company has a defined contribution retirement plan (the "Plan") covering all full-time employees who have completed one month of service. Contributions to the Plan are made in the form of payroll deductions based on employees' pretax wages. Currently, the Company offers a company match of 50% of the first 3% of the employees' contribution.

 Income Taxes - Income taxes are accounted for under SFAS No. 109 Accounting for Income Taxes, which requires an asset and liability approach in accounting for income taxes. This method provides for deferred income tax assets or liabilities based on the temporary difference between the income tax basis of assets and liabilities and their carrying amount in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

 Fair Value of Financial Instruments - SFAS No.107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information of financial instruments, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

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

  Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income during 2003 or 2002 therefore net income was the same as its comprehensive income.

  Accounting for Stock Options- The stock option plan is accounted for under the recognition and measurement principles of Accounting Principles Board
  (APB) Opinion 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.



  Recently Adopted Accounting Pronouncements
        In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Correction. SFAS No. 145, among other things, rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and, accordingly, the reporting of gains or losses from the early extinguishment of debt as extraordinary items will only be allowed if they met the specific criteria for extraordinary items included in APB Opinion 30, Reporting the Results of Operations. The Company adopted this statement on January 1, 2003 and it did not have an effect on the Company's consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of this statement did not have an effect on the Company's consolidated financial statements.

  In November of 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure provisions of this Interpretation were effective for the Company's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

  In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation are effective for all variable interests in variabl interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interest in variable interest entities by no later than the third quarter of 2003. The Company believes that it does not hold any investments in entities that will be deemed variable interest entities, and accordingly, that the implementation of this Interpretation will not have a material effect on the Company's consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. Other than the additional disclosure requirements below adoption of the provisions of the Statement on January 1, 2003 did not have any impact because the Company will continue to use the intrinsic value method as set forth in APB No. 25.

         The Company applies APB Opinion 25 and related interpretations in accounting for stock options. Had the Company determined compensation costs based on the fair value of the stock options at the grant date consistent with the method of SFAS No.123, the Company's six months ended June 30, 2003 and 2002 net income and earnings per share would have been reduced to the pro forma amounts indicated in the table that follows.

                                                     2003              2002

Net income  - as reported                        $ 1,429,076        $ 2,266,062
Net income  -  pro forma                         $ 1,409,658        $ 2,266,062

Net income  per common share
 - basic - as reported                                $ 0.24            $ 0.38
Net income per common share
 - basic - pro forma                                  $ 0.24            $ 0.38
Net income per common share
 - diluted - as reported                              $ 0.22            $ 0.36
Net income per common share
 - diluted - pro forma                                $ 0.21            $ 0.36





           The Company's six months ended June 30, 2003 and 2002 net income and earnings per share would have been reduced to the pro forma amounts indicated in the table that follows.


                                                     2003              2002

Net income  - as reported                         $ 3,276,620       $ 3,824,448
Net income  -  pro forma                          $ 3,240,688       $ 3,824,448

Net income  per common share
 - basic - as reported                                 $ 0.55           $ 0.65
Net income per common share
 - basic - pro forma                                   $ 0.55           $ 0.65
Net income per common share
 - diluted - as reported                               $ 0.50           $ 0.61
Net income per common share
 - diluted - pro forma                                 $ 0.49           $ 0.61



  There were 39,000 options granted during the three months ended June 30, 2003. The weighted average fair value of options granted during the three months ended June 30, 2003 was $2.58. The fair value of the options granted was estimated using the Black-Scholes option-pricing model.

  In April 2003, the FASB issued SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No.149 on July 1, 2003, as required, had no impact on the Company's consolidated financial statements.

  In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. The adoption of this standard on July 1, 2003, as required, had no impact on the Company's consolidated financial statements.

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

                                                Three Months Ended June 30,
                                                 2003              2002
CONSOLIDATED REVENUE
 Portfolio asset acquisition and

 resolution                                 $ 12,238,233        $ 9,650,176
 Mortgage banking                              1,719,720          1,656,122
 Consolidated Revenue                       $ 13,957,953       $ 11,306,298

CONSOLIDATED  INCOME
 Portfolio asset acquisition and
 resolution                                  $ 2,435,655        $ 3,422,721
 Mortgage banking                                275,921            697,591
 Consolidated  Income before income taxes    $ 2,711,576        $ 4,120,312


                                                 Six Months Ended June 30,
                                                 2003               2002
CONSOLIDATED REVENUE
 Portfolio asset acquisition and
 resolution                                 $ 24,553,980      $ 19,228,088
 Mortgage banking                              3,343,201         2,749,671
 Consolidated Revenue                       $ 27,897,181      $ 21,977,759

CONSOLIDATED INCOME
 Portfolio asset acquisition and
 resolution                                  $ 5,532,211       $ 5,998,857
 Mortgage banking                                600,709         1,034,341
 Consolidated Income before income taxes     $ 6,132,920       $ 7,033,198

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  General

         Forward-Looking Statements. Statements contained herein that are not historical fact may be forward-looking statements within the meaning of
  Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. (Forward-looking statements include, but are not limited to, statements about (i)...(ii)... and (iii)... There are a number of important factors that could cause actual results to differ materially from those projected or suggested in forward-looking statements made by the Company. These factors include, but are not limited to: (i) unanticipated changes in the U.S economy, including changes in business conditions and interest rates and changes in the level of growth in the finance and housing markets; (ii) the status of relations between the Company and its sole Senior Debt Lender and the Senior Debt Lender willingness to extend additional credit to the Comoany; (iii) the availability for purchases of additional loans; (iv) the status of relations between the Company and its sources for loan purchases; (v) unanticipated difficulties in collections under loans in the Company's portfolio; and (vi) other risks detailed from time to time in the Company's SEC reports. Additional factors that would cause actual results to differ materially from those projected or suggested or suggested in any forward-looking statements are contained in the Company's filings with the Securities and Exchange Commission, including, but not limited to, those factors discussed under the caption "Real Estate Risk" in the Company's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as other wise required by securities and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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


         Acquisition Activity. During the six months ended June 30, 2003, the Company purchased loans with an aggregate face value of $129.8 million for an aggregate purchase price of $112.7 million or 87%, compared with the purchase during the six months ended June 30, 2002 of $103.3 million at an aggregate purchase price of $90 million or 87% of aggregate face value. The purchases during the six months ended June 30, 2003 included 23 bulk portfolios consisting primarily of first and second mortgages, with an aggregate face value of $100.3 million at an aggregate purchase price of $86.9 million or 87% of the face value, and 122 flow purchase transactions consisting primarily of first and second mortgages with an aggregate face value of $29.5 million at an aggregate purchase price of $25.8 million or 87% of face value. Acquisition of these portfolios was fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee.

         The Company believes these acquisitions will result in increases in the level of interest income and purchase discount income during future periods. Payment streams are generated once the loans are incorporated into the Company's loan tracking system.

         There can be no assurance the Company will be able to acquire any additional loans on favorable terms or at all.

  Single-Family Residential Lending- In January 1997, the Company formed a wholly owned subsidiary, Tribeca Lending Corp. ("Tribeca"), to originate residential mortgage loans made to individuals whose credit histories, income and other factors cause them to be classified as non-conforming borrowers. Management believes that lower credit quality borrowers present an opportunity for the Company to earn superior returns for the risks assumed. Tribeca provides first and second mortgages that are originated on a retail basis through marketing efforts that include utilization of marketing firms that supply leads to the Company. Tribeca is currently licensed as a mortgage banker in Alabama, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Kentucky, Illinois, Maryland, Massachusetts, Michigan, Missouri, New York, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington State, and West Virginia and is a Department of Housing and Urban Development FHA Title I and Title II approved lender. Tribeca-originated loans are typically expected to be sold in the secondary market through servicing-released sales. Tribeca anticipates holding certain of its mortgages in its portfolio when it believes that the return from holding the mortgage, on a risk-adjusted basis, outweighs the return from selling the mortgage in the secondary market. Since commencing operations in 1997, Tribec has originated approximately $209 million in loans. For the three months period ended June 30 ,2003, the Company changed the holding strategy of several of its originated loans and reclassed $13.2 million of principal and fees into loans held for investments as of June 30, 2003.

  During the six months ended June 30, 2003, Tribeca originated 244 loans with an aggregate principal amount of $42,101,242 and $3,839,300 in brokered loans compared to 279 loans with an aggregate principal of $35,969,133 during the six months ended June 30, 2002. During the six months ended June 30, 2003, Tribeca had income before taxes of $600,708 as compared to $1,034,341 during the six months ended June 30, 2002. This decrease in income reflected the expansion of a three new branch offices in New Jersey, Florida and Maryland and salaries for new employees during the period and slightly decreased margins at point of sale due to originations of higher quality borrowers. As of June 30, 2003, Tribeca had approximately $13.2 million face value of loans held for sale and $13.5 million held for investment. Revenues and expenses related to loans held for sale, other than periodic interest payments, and fee are expected to be realized upon sale of such loans.


  Cost of Funds. As of June 30, 2003, the Company had Senior Debt outstanding under several loans with an aggregate principal balance of approximately $431 million. Additionally the Company has financing agreements, which had an outstanding balance of approximately $16 million at June 30, 2003.

  The majority of the loans purchased by the Company bear interest at a fixed rate, while the Senior Debt incurred to acquire such loans bears interest at a variable rate. Consequently, changes in market interest rate conditions caused direct corresponding changes in the Company's interest expense. On March 1, 2003, the Company and its Senior Debt Lender entered into a two-year agreement that the interest rate for Senior Debt will be based on the Federal Home Loan Bank of Cincinnati (FHLB) thirty (30) day advance rate plus an additional spread of 3.50%. Under the amendment approximately $44 million of Senior Debt will continue to accrue interest at a rate equal to the prime rate plus a margin of between 0% and 1.75%.

  Inflation. The impact of inflation on the Company's operations during the six months ending June 30, 2003, and 2002 was immaterial.

  Results of Operations

  Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002.

         Total revenue, which is comprised of interest income, purchase discount earned, gains on bulk sale of notes receivable, gain on sale of notes receivable originated, gain on sale of OREO, rental income and other income, increased by $2,651,655 or 23%, to $13,957,953 11,306,298 during the three months ended June 30, 2003, from $11,306,298 during the three months ended June 30, 2002.

         Interest income on notes receivable increased by $1,579,727 or 17%, to $10,722,418 during the three months ended June 30, 2003 from $9,142,691 during the three months ended June 30, 2002. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from the net increase of $90,655,723 or 22% in the size of the portfolio between June 30, 2002 and June 30, 2003.


         Purchase discount earned increased by $323,342 or 43%, to $1,078,019 during the three months ended June 30, 2003, from $754,677 during the three months ended June 30, 2002. This increase reflected the growth in size of the portfolio and prepayments in portfolio's that earn purchase discount which accelerated the earning of discount income.

         Gain on sale of notes originated by Tribeca increased by $93,755 or 15% to $728,654 during the three months ended June 30, 2003, from $634,899 during the three months ended June 30, 2002. This increase is based on an increase in the volume of notes sold during the three months ended June 30, 2003, compared to the three months ended June 30, 2002 and was partially offset by a decline in margin. The Company sold $21 million during the three months ended June 30, 2003 as compared to $9 million during the three months ended June 30, 2002.

         Gain on sale of OREO increased by $432,141 or 2504% to $449,399 during the three months ended June 30, 2003 from $17,258 during the three months ended June 30, 2002. The Company sold 67 and 23 OREO properties during the three months ended June 30, 2003 and June 30, 2002 respectively. This increase reflected an increase in the quantity of OREO properties sold during the three months ended June 20, 2003.

         Rental income decreased by $19,180 or 45% to $23,338 during the three months ended June 30, 2003, from $42,518 during the three months ended June 30, 2002. Rental income decreased due to the reduction of rental properties held during the three months ended June 30, 2003 as compared to June 30, 2002. The Company had 6 and 13 rental properties during the three months ended June 30, 2003 and June 30, 2002 respectively.

         Other income increased by $241,870 or 34%, to $956,125 during the three months ended June 30, 2003 from $714,255 during the three months ended June 30, 2002. This increase reflected increases in prepayment penalty income due to the growth in the size of the portfolio and increased loans fees associated with Tribeca loans sold.


         Total operating expenses increased by $4,060,392 or 56% to $11,246,377 during the three months ended June 30, 2003 from $7,185,985 during the three months ended June 30, 2002. Exclusive of the one-time recovery of a special charge related to the PCC transaction of $1,662,598 total operating expenses increased by $2,397,793 or 27% during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Total operating expenses includes interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

      Interest expense increased by $896,574 or 19%, to $5,575,748 during the three months ended June 30, 2003, from $4,679,174 during the three months ended June 30, 2002. This increase resulted primarily from a 22% increase in debt measured on the last day of the two periods, which was partially offset by a 7% decrease in costs of funds. The weighted average cost of funds was 4.98% and 5.33% during the three months ended June 30, 2003 and June 30, 2002. Total debt increased by $82 million or 22%, to $447 million as of June 30, 2003, from $365 million as of June 30, 2002. Total debt consists principally of Senior Debt and financing agreements.

         Collection, general and administrative expenses increased by $1,545,495 or 54% to $4,411,539 during the three months ended June 30, 2003 from $2,866,044 during the three months ended June 30, 2002. The overall increase resulted in part from a 22% increase in the Company's portfolio at June 30, 2003 as compared with June 30, 2002. Collection, general and administrative expense consists primarily of personnel expense, and all other collection expenses including OREO related expense, litigation expense, and miscellaneous collection expense.

          Personnel expenses increased by $610,077 or 37% to $2,254,421 during the three months ended June 30, 2003 from $1,644,344 during the three months ended June 30,2002. This increase resulted largely from increases in staffing in Tribeca as the Company opened three new branch offices during the quarter and increased commissions due to increased loan production. All other collection expenses increased by $935,418 or 76% to $2,157,118 during the three months ended June 30, 2003 from $1,221,700 during the three months ended June 30, 2002. This increase resulted primarily from increased legal and collection expenses associated with the growth in size of the Company's nonperforming portfolio and increased professional and advertising expenses.


         Provisions for loan losses decreased by $106,913 or 13% to $734,851 during the three months ended June 30, 2003 from $841,764 during the three months ended June 30, 2002. This decrease resulted primarily from fewer write-offs in portfolios where there was no longer purchase discount available to increase reserves.

         Amortization of deferred financing costs increased by $41,299 or 11% to $417,078 during the three months ended June 30, 2003, from $375,779 during the three months ended June 30, 2002. This increase resulted primarily from an increase in collections due to prepayments due to the growth in size of the portfolio. On June 30, 2003 and June 30, 2002, deferred financing costs, as a percentage of Senior Debt outstanding was 1.01% and 1.01%, respectively

         Depreciation expense increased by $21,339 or 25%, to $107,161 during the three months ended June 30, 2003, from $85,822 during the three months ended June 30, 2002. This increase resulted from increased purchases of computer equipment, furniture, and the leasehold improvements on new office space.

         Operating income decreased by $1,408,736 or 34% to $2,711,576 during the three months ended June 30, 2003 from $4,120,312 during the three months ended June 30, 2002. This was primarily due to the nonrecurring recovery of special charge received during the three months ended June 30, 2002.


         During the three months ended June 30, 2003 the Company made a provision for income taxes of $1,282,500 as compared to $1,854,250 during the three months ended June 30, 2002.

         Net income decreased by $836,986 or 37% to $1,429,076 during the three months ended June 30, 2003 from $2,266,062 during the three months ended June 30, 2002 for the reason set forth above.

  Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002.

         Total revenue, increased by $5,919,421 or 27%, to $27,897,181 during the six months ended June 30, 2003, from $21,977,759 during the six months ended June 30, 2002.

         Interest income on notes receivable increased by $3,610,517 or 20%, to $21,283,669 during the six months ended June 30, 2003 from $17,673,152 during the six months ended June 30, 2002. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from the net increase of $90,655,723 or 22% in the size of the portfolio between June 30, 2002 and June 30, 2003.

         Purchase discount earned increased by $262,216 or 15%, to $1,980,922 during the six months ended June 30, 2003 from $1,718,706 during the six months ended June 30, 2002. This increase reflected the growth in size of the portfolio and prepayments in portfolio's that earn purchase discount accelerating the earning of the related discount income.

         Gain on portfolio sale increased by $596,114 during the six months ended June 30, 2003. The Company did not consummate any portfolio sales during the six months ending June 30, 2002.

         Gain on sale of notes originated by Tribeca increased by $589,635 or 72% to $1,407,044 during the six months ended June 30, 2003 from $817,409 during the six months ended June 30, 2002. This increase reflected an increase in the number of Tribeca loans sold during the six months ended June 30, 2003, as compared to the six months ended June 30, 2002 and was partially offset by a decline in margin. The Company sold $37 million in loans during the three months ended June 30, 2003 as compared to $15 million in loans during the three months ended 2002.

         Gain on sale of OREO increased by $354,818 or 89% to $753,194 during the six months ended June 30, 2003, from $398,375 during the six months ended June 30,2002. This increase resulted from the increase in the Company's portfolio of OREO held for sale. The Company sold 110 OREO properties during the six months ended June 30, 2003, and 47 OREO properties during the six months ended June 30, 2002.

          Rental income decreased by $12,126 or 14% to $73,800 during the six months ended June 30, 2003, from $85,926 during the six months ended June 30, 2002. Rental income decreased due to the reduction of rental properties held during the six months ended June 30, 2003 as compared to June 30, 2002. The Company had 6 and 13 rental properties during the six months ended June 30, 2003 and June 30, 2002 respectively.

          Other income increased by $518,247 or 40%, to $1,802,438 during the six months ended June 30, 2003 from $1,284,191 during the six months ended June 30, 2002. This increase reflected increases in prepayment penalties, and late charges, resulting from the increase in size of the Company's portfolio and loan fees associated with Tribeca loans sold.

          Total operating expenses increased by $5,157,102 or 31%, to $21,764,261 during the six months ended June 30, 2003, from $16,607,159 exclusive of the special recovery transaction during the six months ended June 30, 2002.

          Interest expense increased by $1,522,537 or 17%, to $10,612,870 during the six months ended June 30, 2003 from $9,090,333 during the six months ended June 30, 2002. This increase resulted primarily from a 22% increase in debt measured on the last day of the two periods, which was only partially offset by a 7% decrease in costs of funds. The weighted average cost of funds was 4.98% and 5.33% during the six months ended June 30, 2003 and June 30, 2002. Total debt increased by $82 million or 22%, to $447 million as of June 30, 2003, from $365 million as of June 30, 2002.

          Collection, general and administrative expenses increased by $2,903,601 or 52%, to $8,519,096 during the six months ended June 30, 2003 from $ 5,615,495 during the six months ended June 30, 2002. The overall increase resulted in part from a 22% increase in the Company's portfolio at June 30, 2003 as compared with June 30, 2002.

          Personnel expenses increased by $1,177,973 or 37%, to $4,350,494 during the six months ended June 30, 2003 from $3,172,521 during the six months ended June 30, 2002. This increase resulted largely from increases in staffing in Tribeca as the Company opened three new branch offices during the period, increased commissions due to increased loan production and additions to legal and servicing staff. All other collection expenses increased by $1,725,628 or 71%, to $4,168,602 during the six months ended June 30, 2003 from $2,442,974 during the six months ended June 30, 2002. This increase resulted primarily from increased legal and collection expenses associated with the growth in size of the Company's nonperforming portfolio and increased professional and advertising expenses.

         Provisions for loan losses increased by $488,681 or 45% to $1,584,445 during the six months ended June 30, 2003 from $1,095,764 during the six months ended June 30, 2002. This increase resulted primarily from higher write-offs in maturing portfolios where there is no longer purchase discount available to increase reserves.

         Amortization of deferred financing costs increased by $196,468 or 31%, to $840,391 during the six months ended June 30, 2003, from $643,923 during the six months ended June 30, 2002. This increase resulted primarily from an increase in collections primarily a result of prepayments due to the growth in size of the portfolio.

         Depreciation expense increased by $45,815 or 28%, to $207,459 during the six months ended June 30, 2003, from $161,644 during the six months ended June 30,2002. This increase resulted from increased purchases of computer equipment, furniture, and the renovations of office space.

         Operating income decreased by $900,278 or 13% to $6,132,920 during the six months ended June 30, 2003, from $7,033,198 during the six months ended June 30, 2002. This was primarily due to the nonrecurring recovery of special charge received during the six months ended June 30, 2002.

         During the six months ended June 30, 2003 the Company made a provision for income taxes of $2,856,300 as compared to $3,208,750 during the six months ended June 30, 2002.

         Net income decreased by $547,828 or 14% to $3,276,620 during the six months ended June 30, 2003 from $3,824,448 during the six months ended June 30, 2002 for the reasons set forth above.

  Liquidity and Capital Resources

          General. During the six months ended June 30, 2003 the Company purchased 1,878 loans in several portfolios with an aggregate face value of $130 million at an aggregate purchase price of $113 million or 87% of face value. During the six months ended June 30, 2002 the Company purchased 1,959 loans in several portfolios with an aggregate face value of $103 million at an aggregate purchase price of $90 million or 87% of aggregate face value.

         The Company's portfolio of notes receivable at June 30, 2003 had a face value of $481 million and included net notes receivable of approximately $403 as compared with a face value of $435 million and net notes receivable of approximately $366 million as of December 31, 2002. Net notes receivable are stated at the amount of unpaid principal, net of purchase discount and allowance for loan losses. The Company has the ability to hold its notes until maturity, payoff or liquidation of collateral or, where deemed to be economically advantageous to sell. The Company's portfolio of originated loans, which includes mortgages originated by Tribeca and held for sale and investment at June 30, 2003, had a combined face value of $27 million as compared to $ 23 million at December 31, 2002. Originated loans held for investment are stated at the amount of unpaid principal, reduced by net deferred cost and fees. The Company has the ability to hold its originated loans held for investment, that have a higher coupon than cost of funds, until maturity, payoff or liquidation of collateral.

         During the six months ended June 30, 2003, the Company used cash in the amount of $4.4 million in its operating activities primarily for the originations of loans, interest expense, increased infrastructure in the Company's core business, litigation expense incidental to its ordinary collection activities and for the foreclosure and improvement of OREO. The Company used $37.5 million in its investing activities, primarily reflecting purchases of notes receivable which purchases were offset by principal collections upon its notes receivable and proceeds from sales of loans and OREO. The amount of cash used in operating and investing activities was funded by $40.4 million of net cash provided by financing activities, including primarily, a net increase in Senior Debt of $36.3 million. The above activities resulted in a net decrease in cash at June 30, 2003 over December 31, 2002 of $1.5 million.

         In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at June 30, 2003 and December 31, 2002, the Company held OREO recorded on the financial statements at $10.4 million and $9.3 million, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or fair market value. The Company estimates, based on third party appraisals and broker price opinions, that the OREO inventory held at June 30, 2003, in the aggregate, had a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $11.4 million. There can be no assurance, however, that such estimate is substantially correct or that an amount approximating such amount would actually be realized upon liquidation of such OREO. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it is economically beneficial to do so.

 Cash Flow From Operating and Investing Activities

         Substantially all of the assets of the Company are invested in its portfolios of notes receivable and OREO. Primary sources of the Company's cash flow for operating and investing activities are borrowings under its senior debt facilities, collections on notes receivable and gain on sale of notes and OREO properties.

         At June 30, 2003, the Company had unrestricted cash, cash equivalents and marketable securities of $9 million.

  Cash Flow From Financing Activities

         Senior Debt. As of June 30, 2003, the Company owed an aggregate of $432 million to the Lender of Senior Debt, under several loans.

  The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest based on the Federal Home Loan Bank of Cincinnati (FHLB) 30-day advance rate plus an additional spread of 3.50%. Approximately $44 million of Senior Debt will accrue interest at a rate equal to the prime rate plus a margin of between 0% and 1.75%. The accelerated payment provisions are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a weekly additional principal reduction from cash collected before scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the contractual scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow that is available to the Company.

         In March 2003, the Company negotiated with its Senior Debt Lender a modification to provisions of the Senior Debt, pursuant to which the Senior Debt Lender has provided the Company with a cash advance of $1,825,000 per month. Management believes that this modification may reduce irregular periods of cash flow shortages arising from operations. Management believes that sufficient cash flow from the collection of notes receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of notes receivable, the bulk sale of performing loan portfolios, sales and rental of OREO, or additional borrowing, to repay the current liabilities arising from operations and to repay the long term indebtedness of the Company.

         Certain Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The Company is no longer required to maintain these restricted accounts but has continued to under the prior agreement. The Company typically uses these funds to place deposits on loan portfolio bids and to refinance loans in the Company's own portfolio. The restricted cash is maintained in an interest bearing account, with the Company's Senior Debt Lender. The aggregate balance of restricted cash in such accounts was $1,166,854 on June 30, 2003 and $1,359,693 on December 31, 2002. The decrease in restricted cash at June 30, 2003 was due to funding the origination of two OREO properties during the six months ended June 30, 2003.

         Total Senior Debt availability was approximately $500 million at June 30, 2003, of which approximately $358 million had been drawn down as of such date. As a result, the Company has approximately $142 million available to purchase additional portfolios of notes receivable and OREO.

          The Company's Senior Debt Lender has provided Tribeca with a warehouse financing agreement of $15 million. This Senior Debt accrues interest based on prime plus an additional spread of 2.00%. At June 30, 2003, Tribeca had drawn down $ 15 million on the line. The Company is actively seeking other sources of financing for Tribeca.

  Financing Agreements. The Company has a financing agreement with the Senior Debt Lender permitting it to borrow a maximum of approximately $2,500,000 at a rate equal to such lender's prime rate plus two percent per annum. Principal repayment of the lines is due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the financing agreements as of June 30, 2003 and December 31, 2002, were $500,952 and $632,883 respectively. Advances made under the financing agreement were used to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding financing agreements and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company, which the Company may choose to hold as rental property to maximize its return. The Company uses when available OREO sales proceeds to pay down financing agreements to help reduce interest expense

           Additionally, the Company has a financing agreement with Citibank. The agreement provides the Company with the ability to borrow a maximum of $150,000 at a rate equal to the bank's prime rate plus one percent per annum. As of June 30, 2003 and December 31, 2002 $104,736 and $109,942 respectively, were outstanding on the financing agreement.

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  Interest rate fluctuations can adversely affect the Company's income and value of its common shares in many ways and present a variety of risks, including the risk of mismatch between asset yields and borrowing rates, variances in the yield curve and changing prepayment rates.

  The Company's operating results will depend in large part on differences between the income from its assets (net of credit losses) and its borrowing costs. Most of the Company's assets, consisting primarily of mortgage notes receivable, generate fixed returns and have terms in excess of five years.
  The Company funds the origination and acquisition of a significant portion of these assets with borrowings, which have interest rates that are based on the monthly Federal Home Loan Bank of Cincinnati 30-day advance rate ("FHLB"). In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between yields and borrowing rates. Consequently changes in interest rates, particularly short-term rates may influence the Company's net income. The Company's borrowing under agreements with its Senior Debt Lender bear interest at rates that fluctuate with the FHLB rate of Cincinnati and the prime rate. Based on approximately $387 and $44 million of borrowings outstanding under this facility at June 30, 2003, a 1% increase in FHLB and prime rate, would decrease the Company's quarterly net income and net cash flows by approximately $583,000, absent any other changes. Increases in these rates will decrease the net income and market value of the Company's net assets. Interest rate fluctuations that result in interest expense exceeding interest income would result in operating losses.

  The value of the Company's assets may be affected by prepayment rates on investments. Prepayments rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond the Company's control, and consequently, such prepayment rates cannot be predicted with certainty. When the Company originates and purchases mortgage loans, it expects that such mortgage loans will have a measure of protection from prepayment in the form of prepayments lockout periods or prepayment penalties. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by the Company in assets yielding less than the yields on the investments that were prepaid. In addition the market value of mortgage investments may, because the risk of prepayment, benefit less from declining interest rates than from other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgage, generally decrease, in which case the Company would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios the Company may fail to recoup fully its cost of acquisition of certain investments.

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

  Item 1. Legal Proceedings
                    None.

  Item 2.  Changes in Securities
                    None

  Item 3.  Defaults Upon Senior Securities
                    None

  Item 4.  Submission of Matters to a Vote of Security Holders


  On May 8, 2003 at the Company's annual meeting the shareholders voted to elect nine directors to the Company's Board of Directors, and to ratify the appointment of Deloitte & Touche LLP as the Company's independent public auditors for the fiscal year ending December 31, 2003.


-------------       ----------- ----------- ----------   ----------- ----------
Election of
Directors                For      Against    Abstained    No-votes     Total
Director
-----------------   ---------   ----------   ---------   ----------   ---------
-----------------   ---------   ----------   ---------   ----------   ---------
Thomas J. Axon      4,183,579        0         2,115      1,730,833   5,916,527
------------------  ---------   ----------   ---------   ----------   ---------
------------------  ---------   ----------   ---------   ----------   ---------
Seth Cohen          4,183,579        0         2,115      1,730,833   5,916,527
------------------  ---------   ----------   ---------   ----------   ---------
------------------  ---------   ----------   ---------   ----------   ---------
Joseph Caiazzo      4,183,579        0         2,115      1,730,833   5,916,527
------------------  ---------   ----------   ---------   ----------   ---------
------------------  ---------   ----------   ---------   ----------   ---------
Michael Bertash     4,183,579        0         2,115      1,730,833   5,916,527
------------------  ---------   ----------   ---------   ----------   ---------
------------------  ---------   ----------   ---------   ----------   ---------
Frank B. Evans      4,183,579        0         2,115      1,730,833   5,916,527
------------------  ---------   ----------   ---------   ----------   ---------
------------------  ---------   ----------   ---------   ----------   ---------
Alan Joseph         4,183,579        0         2,115      1,730,833   5,916,527
------------------- ---------   ----------   ---------   ----------   ---------
------------------- ---------   ----------   ---------   ----------   ---------
Steven W. Lefkowitz 4,183,579        0         2,115      1,730,833   5,916,527
------------------- ---------   ----------   ---------   ----------   ---------
------------------- ---------   ----------   ---------   ----------   ---------
Allan R. Lyons      4,183,579        0         2,115      1,730,833   5,916,527
------------------- ---------   ----------   ---------   ----------   ---------
------------------- ---------   ----------   ---------   ----------   ---------
William F. Sullivan 4,183,579        0         2,115      1,730,833   5,916,527
------------------- ---------   ----------   ---------   ----------   ---------


Independent Public
Auditors                For       Against    Abstained    No Votes      Total
-------------------------------------------------------------------------------
Deloitte & Touche
LLP                 4,183,579       0          1,450     1,731,498    5,916,527


Item 5.  Other Information
                  None


Item 6.  Exhibits and Reports on Form 8-K

  (a)    EXHIBIT TABLE
    Exhibit No.   Description

    3(a) Restated Certificate of Incorporation. Previously filed with, and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on December 31, 1994.

      b) Bylaws of the Company. Previously filed with, and incorporated herein by reference to, the Company's Registration Statement on Form S-4, No. 33-81948, filed with the Commission on November 24, 1994.


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

  August 12, 2003
                                    FRANKLIN CREDIT MANAGEMENT
                                           CORPORATION



                                                 By:    THOMAS J. AXON
                                                        --------------
                                                        Thomas J. Axon
                                                        Chairman of the Board


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                  Title                             Date

 SETH COHEN                 Chief Executive Officer           August 12, 2003
 ------------                                                 ---------------
 Seth Cohen
 (Principal executive
  officer)


 JOSEPH CAIAZZO             Senior Vice President, Chief      August 12, 2003
 --------------             Operating                         ---------------
 Joseph Caiazzo             Officer, Secretary and Director
 (Secretary)

 ALAN JOSEPH                Executive Vice President, Chief   August 12, 2003
 -----------                Financial                         ---------------
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

               b) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation (the "Evaluation Date"); and

               c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the Company's most recent fiscal quarter(the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

   5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the Company's auditors and the Audit Committee of the Board of Directors:

            a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls over financial reporting; and



     DATE:  August 12, 2003                By:  /s/
                                       --------------------------
                                        Chief Executive Officer

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



    DATE:  August 12, 2003                By:  /s/
                                        -------------------------
                                         Chief Financial Officer