Form 10-Q
period 2003-09-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2003-11-14
CIK 831246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                         Commission file number 0-17771


                     FRANKLIN CREDIT MANAGEMENT CORPORATION
             (Exact name of Registrant as specified in its charter)


                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                      (I.R.S. Employer identification No.)
                                   75-2243266


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


As of November 13, 2003 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding.

                     FRANKLIN CREDIT MANAGEMENT CORPORATION
                                    FORM 10-Q

                            As of September 30, 2003

                                 C O N T E N T S


PART I. FINANCIAL INFORMATION                                            Page

Item 1. Condensed Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheets at September 30, 2003
        and December 31,2002                                               3

        Consolidated Statements of Income for the three months
        and nine months ended September 30, 2003 and
        September 30, 2002                                                 4

        Consolidated Statements of Stockholders' Equity for the
        nine months ended September 30, 2003                               5

        Consolidated Statements of Cash Flows for the nine months
        ended September 30, 2003 and September 30, 2002                    6

        Notes to Consolidated Financial Statements                      7-13

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            14-22

Item 3. Quantitative and Qualitative Disclosure about
        Market Risk                                                       23

Item 4. Controls and Procedures                                           23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 23

Item 2. Changes in Securities and Use of Proceeds                         23

Item 3. Defaults Upon Senior Securities                                   23

Item 4. Submission of Matters to a Vote of Security Holders               23

Item 5.  Other Information                                                23

Item 6.  Exhibits and Reports on Form 8-K                                 24

SIGNATURES                                                                25

CERFTIFICATIONS                                                        26-27


CONSOLIDATED BALANCE SHEETS

ASSETS                                September 30, 2003     December 31, 2002


CASH AND CASH EQUIVALENTS                 $ 8,681,230             $ 10,576,610

RESTRICTED CASH                               461,946                  632,883

NOTES RECEIVABLE:
 Principal                                484,960,489              435,259,394
 Purchase discount                        (26,819,189)             (22,974,310)
 Allowance for loan losses                (51,394,821)             (45,841,651)
                                          -----------              -----------
  NET NOTES RECEIVABLE                    406,746,479              366,443,433

ORIGINATED LOANS HELD FOR SALE             19,200,338               22,869,947

ORIGINATED LOANS HELD FOR INVESTMENT       10,871,430                     _

ACCRUED INTEREST RECEIVABLE                 4,349,483                4,157,615

OTHER REAL ESTATE OWNED                    10,160,786                9,353,884

OTHER RECEIVABLES                           3,786,422                2,259,543

DEFERRED TAX ASSET                            479,157                  387,767

OTHER ASSETS                                3,509,244                2,633,082

BUILDING, FURNITURE AND FIXTURES - Net      1,371,185                1,106,865

DEFERRED FINANCING COSTS- Net               4,374,795                3,997,405
                                        -------------            -------------
TOTAL ASSETS                            $ 473,992,495            $ 424,419,034
                                        =============            =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Accounts payable and accrued expenses    $ 4,297,259              $ 3,818,557
 Financing agreements                      16,053,732               11,557,369
 Notes payable                            435,481,992              395,266,144
 Deferred tax liability                       433,618                  783,115
                                          -----------              -----------
           TOTAL LIABILITIES              456,266,601              411,425,185
                                          -----------              -----------
COMMITMENTS AND CONTENGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 10,000,000
authorized shares; issued and
outstanding: 5,916,527 shares                  59,167                  59,167
Additional paid-in capital                  6,985,968               6,985,968
Retained earnings                          10,680,759               5,948,714
                                          -----------              ----------
          TOTAL STOCKHOLDERS' EQUITY       17,725,894              12,993,849
                                          -----------              ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                  $ 473,992,495            $ 424,419,034
                                        =============            =============
See notes to consolidated financial statements




CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

-------------------------------------------------------------------------------
                                     Three Months             Nine Months
                                     Ended Sept 30            Ended Sept 30
                                    2003        2002        2003        2002
                                ----------- ----------  ----------- -----------
REVENUES:

 Interest income               $10,438,099 $9,452,180   $31,721,768 $27,125,332
 Purchase discount earned        1,385,753    882,458     3,366,675   2,601,163
 Gain on sale of notes
 receivable                         36,991    114,019       633,105     114,019
 Gain on sale of originated
 loans held for sale               895,774    689,432     2,302,819   1,586,017
 Gain on sale of other real
 estate owned                      174,651    271,931       927,845     670,306
 Rental income                      29,874     44,959       103,674     130,885
 Other  income                   1,096,582    765,523     2,899,019   1,970,539
                                ---------- ----------    ----------  ----------
                                14,057,724 12,220,502    41,954,905  34,198,261
                                ---------- ----------    ----------  ----------

OPERATING EXPENSES:
 Interest expense                5,489,147  4,966,438    16,102,017  14,056,770
 Collection, general and
 administrative                  4,476,633  3,279,258    12,995,727   8,894,753
 Recovery of special charge          -           -            -      (1,662,598)
 Provision for loan losses         783,854    723,603     2,368,299   1,819,367
 Amortization of deferred
 financing costs                   516,483    313,280     1,356,875     957,203
 Depreciation                      120,283     92,143       327,742     253,787
                                ---------- ----------    ----------  ----------
                                11,386,400  9,374,722    33,150,660  24,319,282
                                ---------- ----------    ----------  ----------


INCOME BEFORE PROVISION
FOR INCOME TAXES                 2,671,324  2,845,780     8,804,245   9,878,979
                                ---------- ----------    ----------  ----------

PROVISION FOR INCOME TAXES       1,215,900  1,280,601     4,072,200   4,489,351
                                ---------- ----------    ----------  ----------

NET INCOME                     $ 1,455,424 $1,565,179   $ 4,732,045 $ 5,389,628

                               =========== ==========    ========== ===========

NET INCOME PER COMMON SHARE:
    Basic                      $      0.25 $     0.26   $      0.80  $     0.91

    Diluted                    $      0.22 $     0.25   $      0.73  $     0.86

                               =========== ==========   ===========  ==========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING BASIC      5,916,527  5,916,527     5,916,527   5,916,527

                               =========== ==========   ===========  ==========
WEIGHTED AVERAGE NUMBER
SHARES OUTSTANDING DILUTED       6,573,879  6,261,550     6,506,560   6,248,352
                               =========== ==========   ===========  ==========


See notes to consolidated financial statements




CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2003 (Unaudited)
-------------------------------------------------------------------------------

                        Common Stock     Additional
                       --------------      Paid-In      Retained
                       Shares  Amount      Capital      Earnings       Total
-------------------------------------------------------------------------------

January 1, 2003     5,916,527  $59,167   $6,985,968    $5,948,714   $12,993,849

  Net income                                            4,732,045     4,732,045

                    -----------------------------------------------------------
September 30, 2003  5,916,527  $59,167   $6,985,968   $10,680,759   $17,725,894

                    ===========================================================

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

-------------------------------------------------------------------------------
                                              Nine months ended September 30,
                                                   2003              2002
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                      $4,732,045         $5,389,628
 Adjustments to reconcile net income to
  net cash used in operating activities:
  Depreciation                                      327,742            253,787
  Amortization of deferred financing costs        1,356,875            957,203
  Origination of loans held for sale            (67,934,759)       (51,497,518)
  Proceeds on sale of loans held
  for sale and principal collections             59,941,543         25,378,346
  Purchase discount earned                       (3,366,675)        (2,601,163)
  Gain on sale of other real estate owned          (927,845)          (670,306)
  Gain on sale of notes receivable                 (633,105)          (114,019)
  Provision for loan losses                       2,368,299          1,819,367
Change in:
  Accrued interest receivable                       191,868            461,251
  Other receivables                              (1,526,879)         3,318,091
  Other assets                                     (876,162)        (1,509,603)
  Deferred tax asset                                (91,390)           687,248
  Current tax liability                               -               (225,000)
  Deferred tax liability                           (349,497)           346,287
  Accounts payable and accrued expenses             478,702            (96,370)
                                                 -----------       ------------
  Net cash used in operating activities          (6,309,238)       (18,102,771)
                                                 -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition and loan fees                       (1,887,363)        (1,549,353)
 Acquisition of notes receivable               (163,332,881)      (134,050,300)
 Proceeds from sale of other real estate owned   11,345,657          5,410,057
 Proceeds from the sale of notes receivable       4,280,676            910,083
 Purchase of building, furniture & fixtures        (592,062)          (262,652)
 Principal collection on notes receivable       109,716,685         77,041,102
 (Increase) decrease in restricted cash             170,937           (132,756)
                                                ------------       ------------
   Net cash used in investing activities        (40,298,351)       (46,204,724)
                                                ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on subordinated debentures                -                 (24,262)
  Payments on financing agreements              (67,722,555)       (52,248,536)
  Proceeds from financing agreements             72,218,917         53,579,279
  Proceeds from notes payable                   173,789,284        139,354,638
  Payments on notes payable                    (133,573,437)       (77,440,376)
                                               -------------       ------------
Net cash provided by financing activities        44,712,209         63,245,005
                                               -------------       ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS        (1,895,380)        (1,062,490)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   10,576,610          7,784,162

CASH AND CASH EQUIVALENTS END OF PERIOD          $8,681,230         $6,721,672
                                                ===========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash payments for interest                      $14,902,010        $12,556,770
                                               ============        ===========
                                               ============        ===========
Cash payment for taxes                           $4,742,329         $4,125,000
                                               ============        ===========

 Notes to Consolidated Financial Statements


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

A summary of the Company's significant accounting policies is as follows.

Basis of Presentation - The accompanying consolidated financial are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification - Certain prior years amounts have been reclassed to conform with current year presentation.

Operating Segments - Statement of Financial Accounting Standards ("SFAS") No.131 "Disclosures about Segments of an Enterprise and Related Information" requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets. The Company is currently operating in two business segments:(i) portfolio asset acquisition;and (ii) mortgage banking.

Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates of the Company are allowance for loan losses.

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

Notes Receivable and Income Recognition - The notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions, and mortgage and finance companies. Such notes receivable are performing, nonperforming or underperforming at the time of purchase and are usually purchased at a discount from the principal balance remaining. Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and an allowance for loan losses. The Company has the ability and intent to hold these notes until maturity, payoff or liquidation of collateral. Impaired notes receivable are measured based on the present value of expected future cash flows discounted at the note's effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is collateral dependent. The Company periodically evaluates the collectability of both interest and principal of its notes receivable to determine whether they are impaired. A note receivable is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement. In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the collectible principal amount outstanding using the accrual method. Accrual of interest on notes receivable, including impaired notes receivable, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Subsequent recognition of income occurs only to the extent payment is received subject to management's assessment of the collectability of the remaining interest and principal. A non-accrual note is restored to an accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt and past due interest is recognized at that time.

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

Allowance for Loan Losses - The allowance for loan losses, a material estimate which could change significantly in the near term, is initially established by an allocation of the purchase loan discount based on management's assessment of the portion of purchase discount that represents uncollectable principal. Subsequently, increases to the allowance are made through a provision for loan losses charged to expense and the allowance is maintained at a level that management considers adequate to absorb potential losses in the loan portfolio. An allowance of $51,394,821and $208,677 is included in notes receivable and loans held for investment, respectively, at September 30 ,2003.

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

Originated Loans Held for Sale - The loans held for sale consist primarily of secured real estate first and second mortgages originated by the Company. Such loans held for sale are performing and are carried at lower of cost or market. The gain/loss on sale is recorded as the difference between the carrying amount of, the loan and the proceeds from sale on a loan-by-loan basis. The Company records a sale when the title transfers to the seller.

Originated Loans Held for Investment - Such loans consist primarily of secured real estate first and second mortgages originated by the Company. Such loans held for investment are performing and are carried at amortized cost of the loan. In the second quarter of 2003 the Company's holding strategy on several loans originated changed. The unamortized cost of these loans were transferred from the loans held for sale category into loans held for investment. The Company has both the intent and ability to hold these loans to maturity.

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

Retirement Plan - The Company has a defined contribution retirement plan (the "Plan") covering all full-time employees who have completed one month of service. Contributions to the Plan are made in the form of payroll deductions based on employees'pretax wages. Currently, the Company matches 50% of the first 3% of the employees' contribution.

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

Accounting for Stock Options - The stock option plan is accounted for under the recognition and measurement principles of Accounting Principles Board
(APB) Opinion 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.


Recently Adopted Accounting Pronouncements
In April-2002, the FASB issued SFAS No.-145, Rescission of SFAS No.-4, 44, and 64, Amendment of SFAS No.-13, and Technical Correction. SFAS-No.-145, among other things, rescinds SFAS-No.-4, Reporting Gains and Losses from Extinguishment of Debt, and, accordingly, the reporting of gains or losses from the early extinguishment of debt as extraordinary items will only be allowed if they met the specific criteria for extraordinary items included in APB Opinion-30, Reporting the Results of Operations. The Company adopted this statement on January 1, 2003 and it did not have an effect on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (effective January 1, 2003).- SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.- The adoption of this statement did not have an effect on the Company's consolidated financial statements.

In November of 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure provisions of this Interpretation were effective for the Company's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation did not have an effect on the Company's consolidated financial statements.

In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation are effective for all variable interests in variable interest entities created after January 31, 2003 and to all variable interest activities on December 31, 2003. The Company believes that it does not hold any investments in entities that will be deemed variable interest entities, and accordingly, that the implementation of this Interpretation did not have an effect on the Company's consolidated financial statements.

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

The Company applies APB Opinion 25 and related interpretations in accounting for stock options. Had the Company determined compensation costs based on the fair value of the stock options at the grant date consistent with the method of SFAS No.123, the Company's nine months ended September 30, 2003 and 2002 net income and earnings per share would have been reduced to the pro forma amounts indicated in the table that follows.

                                          2003                     2002


Net income  - as reported             $ 1,455,424             $ 1,565,179
Net income  -  pro forma              $ 1,438,758             $ 1,549,307

Net income  per common share
- basic - as reported                 $      0.25             $    0.2625
Net income per common share
- basic - pro forma                   $      0.24             $    0.2624
Net income per common share
- diluted - as reported               $      0.22             $    0.2522
Net income per common share
- diluted - pro forma                 $      0.22             $    0.2522



The Company's nine months ended September 30, 2003 and 2002 net income and earnings per share would have been reduced to the pro forma amounts indicated in the table that follows.

                                         2003                   2002

Net income  - as reported             $ 4,732,045             $ 5,389,628
Net income  -  pro forma              $ 4,682,046             $ 5,363,176

Net income  per common share
- basic - as reported                 $     0.80              $    0.9180
Net income per common share
- basic - pro forma                   $     0.79              $    0.9179
Net income per common share
- diluted - as reported               $     0.73              $    0.8673
Net income per common share
- diluted - pro forma                 $     0.72              $    0.8672





There were 39,000 options granted during the nine months ended September 30, 2003. The weighted average fair value of options granted during the nine months ended September 30, 2003 was $2.58. The fair value of the options granted was estimated using the Black-Scholes option-pricing model.

In April 2003, the FASB issued SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The adoption of SFAS No.149 on July 1, 2003, as required, had no effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. The adoption of this standard on July 1, 2003, as required, had no effect on the Company's consolidated financial statements.

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

                                       Three Months Ended September 30,
                                            2003                    2002

CONSOLIDATED REVENUE
 Portfolio asset acquisition and
 resolution                              $ 12,067,078           $ 10,495,429
 Mortgage banking                           1,990,646              1,725,073
                                         ------------           ------------
 Consolidated Revenue                    $ 14,057,724           $ 12,220,502
                                         ============           ============

CONSOLIDATED  INCOME
 Portfolio asset acquisition and
 resolution                               $ 2,236,779            $ 2,273,810
 Mortgage banking                             434,545                571,970
                                          -----------            -----------
Consolidated  Income before income
taxes                                     $ 2,671,324            $ 2,845,780
                                          ===========            ===========

                                         Nine Months Ended September 30,
                                             2003                   2002

CONSOLIDATED REVENUE
 Portfolio asset acquisition and
 resolution                              $ 36,621,059           $ 29,723,517
 Mortgage banking                           5,333,846              4,474,744
                                         ------------           ------------
Consolidated Revenue                     $ 41,954,905           $ 34,198,261
                                         ============           ============
CONSOLIDATED INCOME
 Portfolio asset acquisition and
 resolution                               $ 7,768,991            $ 8,272,668
 Mortgage banking                           1,035,254              1,606,311
                                          -----------            -----------
Consolidated Income before income taxes   $ 8,804,245            $ 9,878,979
                                          ===========            ===========11

Item 2
Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Forward-Looking Statements. Statements contained herein that are not historical fact may be forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in forward-looking statements made by the Company. These factors include, but are not limited to: (i) unanticipated changes in the U.S economy, including changes in business conditions and interest rates and changes in the level of growth in the finance and housing markets; (ii) the status of relations between the Company and its sole Senior Debt Lender and the Senior Debt Lender willingness to extend additional credit to the Company; (iii) the availability for purchases of additional loans; (iv) the status of relations between the Company and its sources for loan purchases; (v) unanticipated difficulties in collections under loans in the Company's portfolio; and (vi) other risks detailed from time to time in the Company's SEC reports. Additional factors that would cause actual results to differ materially from those projected or suggested or suggested in any forward-looking statements are contained in the Company's filings with the Securities and Exchange Commission, including, but not limited to, those factors discussed under the caption "Real Estate Risk" in the Company's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as other wise required by securities and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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


Acquisition Activity. During the nine months ended September 30, 2003, the Company purchased loans with an aggregate face value of $188 million for an aggregate purchase price of $163 million or 87%, compared with the purchase during the nine months ended September 30, 2002 of $154 million at an aggregate purchase price of $134 million or 87% of aggregate face value. The purchases during the nine months ended September 30, 2003 included 32 bulk portfolios consisting primarily of first and second mortgages, with an aggregate face value of $140 million at an aggregate purchase price of $122 million or 87% of the face value, and 194 flow purchase transactions consisting primarily of first and second mortgages with an aggregate face value of $48 million at an aggregate purchase price of $41 million or 85% of face value. Acquisition of these portfolios was fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee.

The Company believes these acquisitions will result in increases in the level of interest income and purchase discount income during future periods. Payment streams are generated once the loans are incorporated into the Company's loan tracking system.

There can be no assurance the Company will be able to acquire any additional loans on favorable terms or at all.

Single-Family Residential Lending- In January 1997, the Company formed a wholly owned subsidiary, Tribeca Lending Corp. ("Tribeca"), to originate residential mortgage loans made to individuals whose credit histories, income and other factors cause them to be classified as non-conforming borrowers. Management believes that lower credit quality borrowers present an opportunity for the Company to earn superior returns for the risks assumed. Tribeca provides first and second mortgages that are originated on a retail basis through marketing efforts that include utilization of marketing firms that supply leads to the Company. Tribeca is currently licensed as a mortgage banker in Alabama, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Kentucky, Illinois, Maryland, Massachusetts, Michigan, Missouri, New York, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington State, and West Virginia and is a Department of Housing and Urban Development FHA Title I and Title II approved lender. Tribeca-originated loans are typically expected to be sold in the secondary market through servicing-released sales. Tribeca anticipates holding certain of its mortgages in its portfolio when it believes that the return from holding the mortgage, on a risk-adjusted basis, outweighs the return from selling the mortgage in the secondary market. Since commencing operations in 1997, Tribeca has originated approximately $235 million in loans. During the year the Company changed the holding strategy of several of its originated loans and reclassified $13.2 million of principal and fees into loans held for investments.

During the nine months ended September 30, 2003, Tribeca originated 370 loans with an aggregate principal amount of $67,934,759 loans compared to 385 loans with an aggregate principal of $51,497,518 during the nine months ended September 30, 2002. During the nine months ended September 30, 2003, Tribeca had income before taxes of $1,035,254 as compared to $1,606,311 during the nine months ended September 30, 2002. This decrease in income reflected the cost associated with the expansion of a three new branch offices in New Jersey, Florida and Maryland and salaries for new employees during the period and slightly decreased margins at point of sale due to originations of higher quality borrowers. As of September 30, 2003, Tribeca had approximately $19.2 million face value of loans held for sale and $10.9 million held for investment. Revenues and expenses related to loans held for sale, other than periodic interest payments, and fee are expected to be realized upon sale of such loans.


Cost of Funds. As of September 30, 2003, the Company had Senior Debt outstanding under several loans with an aggregate principal balance of approximately $435 million. Additionally the Company has financing agreements, which had an outstanding balance of approximately $16 million at September 30, 2003.

The majority of the loans purchased by the Company bear interest at a fixed rate, while the Senior Debt incurred to acquire such loans bears interest at a variable rate. Consequently, changes in market interest rate conditions caused direct corresponding changes in the Company's interest expense. On March 1, 2003, the Company and its Senior Debt Lender entered into a two-year agreement that the interest rate for Senior Debt will be based on the Federal Home Loan Bank of Cincinnati (FHLB) thirty (30) day advance rate plus an additional spread of 3.50%. Under the amendment approximately $40 million of Senior Debt will continue to accrue interest at a rate equal to the prime rate plus a margin of between 0% and 1.75%. The weighted average cost of funds was 4.77% and 5.31% during the three months ended September 30, 2003 and September 30, 2002.

Inflation. The impact of inflation on the Company's operations during the nine months ending September 30, 2003, and 2002 was immaterial.



Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002.

Total revenue, which is comprised of interest income, purchase discount earned, gain on portfolio sale of notes receivable, gain on sale of notes receivable originated, gain on sale of OREO, rental income and other income, increased by $1,837,222 or 15%, to $14,057,724 during the three months ended September 30, 2003, from $12,220,502 during the three months ended September 30, 2002.

Interest income on notes receivable increased by $985,919 or 10%, to $10,438,099 during the three months ended September 30, 2003 from $9,452,180 during the three months ended September 30, 2002. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from the net increase of $77,715,503 or 18% in the size of the portfolio between September 30, 2002 and September 30, 2003 and was partially offset by a reduction in yield due to prepayments.

Purchase discount earned increased by $503,295 or 57%, to $1,385,753 during the three months ended September 30, 2003, from $882,458 during the three months ended September 30, 2002. This increase reflected the growth in size of the portfolio and prepayments in portfolio's that earn purchase discount which accelerated the earning of discount income.

Gain on sale of notes receivable decreased by $77,028 or 68% to $36,991 during the three months ended September 30, 2003 as compared to $114,019 realized during the three months ended September 30, 2002. The Company sold $2 million in non-performing loans during the three months ended September 30, 2003 as compared to $1 million of low interest rate performing loans during the three months ended September 30, 2002.

Gain on sale of notes originated by Tribeca increased by $206,342 or 30% to $895,774 during the three months ended September 30, 2003, from $689,432 during the three months ended September 30, 2002. This increase is based on an increase in the volume of notes sold to $21 million during the three months ended September 30, 2003, compared to sales of $10 million during the three months ended September 30, 2002 that was partially offset by a decline in margin.

Gain on sale of OREO decreased by $97,280 or 36% to $174,651 during the three months ended September 30, 2003 from $271,931 during the three months ended September 30, 2002. This decrease reflected the lesser quality of several REO properties sold at losses during the three months ended September 30, 2003 as compared to the three months ending September 30, 2002. The Company sold 54 and 33 OREO properties during the three months ended September 30, 2003 and September 30, 2002 respectively.

Rental income decreased by $15,085 or 34% to $29,874 during the three months ended September 30, 2003, from $44,959 during the three months ended September 30, 2002. Rental income decreased due to the reduction of rental properties held during the three months ended September 30, 2003 as compared to September 30, 2002. The Company had 4 and 12 rental properties during the three months ended September 30, 2003 and September 30, 2002 respectively.

Other income increased by $331,059 or 43%, to $1,096,582 during the three months ended September 30, 2003 from $765,523 during the three months ended September 30, 2002. This increase reflected increases in prepayment penalty income due to prepayments, the growth in the size of the portfolio and increased loans fees associated with Tribeca loans sold.


Total operating expenses increased by $2,011,679 or 21% to $11,386,400 during the three months ended September 30, 2003 from $9,374,721 during the three months ended September 30, 2002. Total operating expenses includes interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

Interest expense increased by $522,709 or 11%, to $5,489,147 during the three months ended September 30, 2003, from $4,966,438 during the three months ended September 30, 2002. This increase resulted primarily from a 17% increase in debt measured on the last day of the two periods, which was partially offset by a 10% decrease in costs of funds. The weighted average cost of funds was 4.77% and 5.31% during the three months ended September 30, 2003 and September 30, 2002. Total debt increased by $66 million or 17%, to $451 million as of September 30, 2003, from $385 million as of September 30, 2002. Total debt consists principally of Senior Debt and financing agreements.

Collection, general and administrative expenses increased by $1,197,375 or 37% to $4,476,633 during the three months ended September 30, 2003 from $3,279,258 during the three months ended September 30, 2002. The increase resulted in part from an 18% increase in the Company's portfolio at September 30, 2003 as compared with September 30, 2002. Collection, general and administrative expense consists primarily of personnel expense, and all other collection expenses including OREO related expense, litigation expense, and miscellaneous collection expense.

Personnel expenses increased by $775,982 or 52% to $2,266,724 during the three months ended September 30, 2003 from $1,490,742 during the three months ended September 30,2002. This increase resulted largely from increases in staffing in Tribeca as the Company opened three new branch offices during the quarter and increased commissions due to increased loan production. All other collection expenses increased by $421,393 or 24% to $2,209,909 during the three months ended September 30, 2003 from $1,788,516 during the three months ended September 30, 2002. This increase resulted primarily from increased legal and collection expenses associated with the growth in size of the Company's nonperforming portfolio and increased professional and advertising expenses.

Provisions for loan losses increased by $60,251 or 8% to $783,854 during the three months ended September 30, 2003 from $723,603 during the three months ended September 30, 2002. This increase resulted primarily from write-offs in portfolios where there was no longer purchase discount available to increase reserves.

Amortization of deferred financing costs increased by $203,203 or 65% to $516,483 during the three months ended September 30, 2003, from $313,280 during the three months ended September 30, 2002. This increase resulted primarily from an increase in collections due to prepayments, which accelerated the pay down of senior debt, which accelerates the amortization of deferred financing costs. On September 30, 2003 and September 30, 2002, deferred financing costs, as a percentage of Senior Debt outstanding was 1.00% and 1.01%, respectively

Depreciation expense increased by $28,140 or 31%, to $120,283 during the three months ended September 30, 2003, from $92,143 during the three months ended September 30, 2002. This increase resulted from increased purchases of computer equipment, furniture, and the leasehold improvements on new office space.

Operating income decreased by $174,457 or 6% to $2,671,324 during the three months ended September 30, 2003 from $2,845,781 during the three months ended September 30, 2002.

During the three months ended September 30, 2003 the Company made a provision for income taxes of $1,215,900 as compared to $1,280,601 during the three months ended September 30, 2002.

Net income decreased by $109,755 or 7% to $1,455,424 during the three months ended September 30, 2003 from $1,565,179 during the three months ended September 30, 2002.



Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002.

Total revenue, increased by $7,756,644 or 23%, to $41,954,905 during the nine months ended September 30, 2003, from $34,198,261 during the nine months ended September 30, 2002.

Interest income on notes receivable increased by $4,596,436 or 17%, to $31,721,768 during the nine months ended September 30, 2003 from $27,125,332 during the nine months ended September 30, 2002. This increase resulted primarily from the net increase of $77,715,503 or 18% in the size of the portfolio between September 30, 2002 and September 30, 2003.

Purchase discount earned increased by $765,512 or 29%, to $3,366,675 during the nine months ended September 30, 2003 from $2,601,163 during the nine months ended September 30, 2002. This increase reflected the growth in size of the portfolio and prepayments in portfolios that earn purchase discount accelerating the earning of the related discount income.

Gain on sale of notes receivable increased by $519,086 or 455% to $633,105 during the nine months ended September 30, 2003 from $114,019 during the nine months ended September 30, 2002. The Company sold $6 million of nonperforming loans during the nine-month period ended September 30, 2003 as compared to $1 million of low-coupon performing loans during the nine months ended September 30, 2002.

Gain on sale of notes originated by Tribeca increased by $716,802 or 45% to $2,302,819 during the nine months ended September 30, 2003 from $1,586,017 during the nine months ended September 30, 2002. This increase reflected an increase in the number of Tribeca loans sold during the nine months ended September 30, 2003 to $59 million as compared to $25 million sold during the nine months ended September 30, 2002 and was partially offset by a decline in margin due to a competitive loan origination market.

Gain on sale of OREO increased by $257,539 or 38% to $927,845 during the nine months ended September 30, 2003, from $670,306 during the nine months ended September 30,2002. This increase resulted from the sale of 164 OREO properties due to higher inventory during the nine months ended September 30, 2003 as compared to 70 OREO properties sold during the nine months ended September 30, 2002.

Rental income decreased by $27,211 or 21% to $103,674 during the nine months ended September 30, 2003, from $130,885 during the nine months ended September 30, 2002. Rental income decreased due to the reduction of properties held for rent to 4 during the nine months ended September 30, 2003 as compared to 12 during the nine months ended September 30, 2002.

Other income increased by $928,480 or 47%, to $2,899,019 during the nine months ended September 30, 2003 from $1,970,539 during the nine months ended September 30, 2002. This increase reflected increased prepayment penalties and fees associated with increased prepayments, increased late charges resulting from the increase in size of the Company's portfolio and loan fees associated with Tribeca loans sold.

Total operating expenses increased by $7,168,780 or 28%, to $33,150,660 during the nine months ended September 30, 2003, from $25,981,880 exclusive of the special recovery transaction during the nine months ended September 30, 2002.

Interest expense increased by $2,045,247 or 15%, to $16,102,017 during the nine months ended September 30, 2003 from $14,056,770 during the nine months ended September 30, 2002. This increase resulted primarily from a 17% increase in debt measured on the last day of the two periods, which was only partially offset by a 10% decrease in costs of funds. The weighted average cost of funds was 4.77% and 5.31% during the nine months ended September 30, 2003 and September 30, 2002. Total debt increased by $66 million or 17%, to $451 million as of September 30, 2003, from $385 million as of September 30, 2002.

Collection, general and administrative expenses increased by $4,100,974 or 46%, to $12,995,727 during the nine months ended September 30, 2003 from $ 8,894,753 during the nine months ended September 30, 2002. The increase resulted in part from a 18% increase in the Company's portfolio at September 30, 2003 as compared with September 30, 2002.

Personnel  expenses  increased  by  $1,954,289  or 42%, to  $6,617,218 during the nine months ended September 30, 2003 from $4,662,929 during the nine months ended September 30, 2002. This increase resulted largely from increases in staffing in Tribeca as the Company staffed three new branch offices during the period, increased commissions due to increased loan production and additions to legal and servicing staff. All other collection expenses increased by $2,146,685 or 51%, to $6,378,509 during the nine months ended September 30, 2003 from $4,231,824 during the nine months ended September 30, 2002. This increase resulted primarily from increased legal and collection expenses associated with the growth in size of the Company's nonperforming portfolio, increased professional fees associated with the migration to a new servicing system and increased marketing expenses associated with leads for Tribeca Lending.

Provisions for loan losses increased by $548,932 or 30% to $2,368,299 during the nine months ended September 30, 2003 from $1,819,367 during the nine months ended September 30, 2002. This increase resulted primarily from higher write-offs in maturing portfolios where there is no longer purchase discount available to increase reserves.

Amortization of deferred financing costs increased by $399,672 or 42%, to $1,356,875 during the nine months ended September 30, 2003, from $957,203 during the nine months ended September 30, 2002. This increase resulted primarily from an increase in collections due to prepayments, which accelerated the pay down of senior debt, which accelerates the amortization of deferred financing costs.

Depreciation expense increased by $73,955 or 29%, to $327,742 during the nine months ended September 30, 2003, from $253,787 during the nine months ended September 30,2002. This increase resulted from increased purchases of computer equipment, furniture, and the renovations of office space.

Operating income decreased by $1,074,734 or 11% to $8,804,245 during the nine months ended September 30, 2003, from $9,878,979 during the nine months ended September 30, 2002. This was primarily due to the nonrecurring recovery of special charge of $1,662,598 received during the nine months ended September 30, 2002.

During the nine months ended September 30, 2003 the Company made a provision for income taxes of $4,072,200 as compared to $4,489,351 during the nine months ended September 30, 2002.

Net income decreased by $657,583 or 12% to $4,732,045 during the nine months ended September 30, 2003 from $5,389,628 during the nine months ended September 30, 2002 for the reasons set forth above.



Liquidity and Capital Resources

General. During the nine months ended September 30, 2003 the Company purchased 2,622 loans in several portfolios with an aggregate face value of $188 million at an aggregate purchase price of $163 million or 87% of face value. During the nine months ended September 30, 2002 the Company purchased 3,120 loans with an aggregate face value of $154 million at an aggregate purchase price of $134 million or 87% of aggregate face value.

The Company's portfolio of notes receivable at September 30, 2003 had a face value of $485 million and included net notes receivable of approximately $407 as compared with a face value of $435 million and net notes receivable of approximately $366 million as of December 31, 2002. Net notes receivable are stated at the amount of unpaid principal, net of purchase discount and allowance for loan losses. The Company has the ability to hold its notes until maturity, payoff or liquidation of collateral. The Company's portfolio of originated loans, which includes mortgages originated by Tribeca and held for sale and investment at September 30, 2003, had a combined face value of $30 million as compared to $23 million at December 31, 2002. Originated loans held for investment are stated at the amount of unpaid principal, reduced by net deferred cost and fees. The Company has the ability to hold its originated loans held for investment, that have a higher coupon than cost of funds, until maturity, payoff or liquidation of collateral.

During the nine months ended September 30, 2003, the Company used cash in the amount of $6.3 million in its operating activities primarily for the originations of loans, interest expense, increased infrastructure in the Company's core business, litigation expense incidental to its ordinary collection activities and for the foreclosure and improvement of OREO. The Company used $40.3 million in its investing activities, primarily reflecting purchases of notes receivable which purchases were offset by principal collections upon its notes receivable and proceeds from sales of loans and OREO. The amount of cash used in operating and investing activities was funded by $44.7 million of net cash provided by financing activities, including primarily, a net increase in Senior Debt of $40 million. The above activities resulted in a net decrease in cash at September 30, 2003 over December 31, 2002 of $1.9 million.

In the ordinary course of its business, the Company accelerates and forecloses upon real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at September 30, 2003 and December 31, 2002, the Company held OREO recorded on the financial statements at $10.1 million and $9.4 million, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or fair market value. The Company estimates, based on third party appraisals and broker price opinions, that the OREO inventory held at September 30, 2003, in the aggregate, had a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $11.1 million. There can be no assurance, however, that such estimate is substantially correct or that an amount approximating such amount would actually be realized upon liquidation of such OREO. The Company generally holds OREO as rental property or sells such OREO in the ordinary course of business when it is economically beneficial to do so.

Cash Flow From Operating and Investing Activities

Substantially all of the assets of the Company are invested in its portfolios of notes receivable and OREO. Primary sources of the Company's cash flow for operating and investing activities are borrowings under its senior debt facilities, collections on notes receivable and gain on sale of notes and OREO properties.

At September 30, 2003, the Company had unrestricted cash, cash equivalents and marketable securities of $8.7 million.

Cash Flow From Financing Activities

Senior Debt. As of September 30, 2003, the Company owed an aggregate of $435 million to the Lender of Senior Debt, under several loans.

The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest based on the Federal Home Loan Bank of Cincinnati (FHLB) 30-day advance rate plus an additional spread of 3.50%. Approximately $40 million of Senior Debt will accrue interest at a rate equal to the prime rate plus a margin of between 0% and 1.75%. The accelerated payment provisions are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a weekly additional principal reduction from cash collected before scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the contractual scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow that is available to the Company.

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

Certain Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The Company is no longer required to maintain these restricted accounts but has continued to do so under the prior agreement. The Company typically uses these funds to place deposits on loan portfolio bids and to refinance loans in the Company's own portfolio. The restricted cash is maintained in an interest bearing account, with the Company's Senior Debt Lender. The aggregate balance of restricted cash in such accounts was $461,946 on September 30, 2003 and $632,883 on December 31, 2002. The decrease in restricted cash at September 30, 2003 was due to funding the originations of OREO properties during the nine months ended September 30, 2003.

Total Senior Debt availability was approximately $500 million at September 30, 2003, of which approximately $435 million had been drawn down as of such date. As a result, the Company has approximately $65 million available to purchase additional portfolios of notes receivable and OREO.

The Company's Senior Debt Lender has provided Tribeca with a warehouse financing agreement of $30 million. This Senior Debt accrues interest based on prime. At September 30, 2003, Tribeca had drawn down $ 15.2 million on the line. The Company is actively seeking other sources of financing for Tribeca.

Financing Agreements. The Company has a financing agreement with the Senior Debt Lender permitting it to borrow a maximum of approximately $2,500,000 at a rate equal to such lender's prime rate plus two percent per annum. Principal repayment of the lines is due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the financing agreements as of September 30, 2003 and December 31, 2002, were $666,297 and $1,250,451 respectively. Advances made under the financing agreement were used to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding financing agreements and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company, which the Company may choose to hold as rental property to maximize its return. The Company uses when available OREO sales proceeds to pay down financing agreements to help reduce interest expense

 Additionally, the Company has a financing agreement with Citibank. The agreement provides the Company with the ability to borrow a maximum of $150,000 at a rate equal to the bank's prime rate plus one percent per annum. As of September 30, 2003 and December 31, 2002, $101,736 and $109,942 respectively, were outstanding on the financing agreement.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate fluctuations can adversely affect the Company's income and value of its common shares in many ways and present a variety of risks, including the risk of mismatch between asset yields and borrowing rates, variances in the yield curve and changing prepayment rates.

The Company's operating results will depend in large part on differences between the income from its assets (net of credit losses) and its borrowing costs. Most of the Company's assets, consisting primarily of mortgage notes receivable, generate fixed returns and have terms in excess of five years. The Company funds the origination and acquisition of a significant portion of these assets with borrowings, which have interest rates that are based on the monthly Federal Home Loan Bank of Cincinnati 30-day advance rateb ("FHLB"). In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between yields and borrowing rates. Consequently changes in interest rates, particularly short-term rates may influence the Company's net income. The Company's borrowing under agreements with its Senior Debt Lender bear interest at rates that fluctuate with the FHLB rate of Cincinnati and the prime rate. Based on approximately $435 million of borrowings outstanding under this facility at September 30, 2003, a 1% increase in FHLB and prime rate, would decrease the Company's quarterly net income and net cash flows by approximately $592,240, absent any other changes. Increases in these rates will decrease the net income and market value of the Company's net assets. Interest rate fluctuations that result in interest expense exceeding interest income would result in operating losses.

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

 31.1 Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 as amended.

 31.2 Chief Financial Officer Certification required by Rules 13a- 14 and 15d-14 under the Securities Exchange Act of 1934 as amended.

 32.1 Certification pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

'
                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2003
                               FRANKLIN CREDIT MANAGEMENT
                                      CORPORATION



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



Signature                           Title                Date

SETH COHEN                 Chief Executive Officer       November 14, 2003
------------                                             -----------------
Seth Cohen
(Principal executive officer)


JOSEPH CAIAZZO             Senior Vice President,        November 14, 2003
--------------             Chief Operating Officer,      -----------------
Joseph Caiazzo             Secretary and Director
(Secretary)


ALAN JOSEPH                Executive Vice President,     November 14, 2003
-----------                Chief Financial Officer       -----------------
Alan Joseph                and Director
(Principal financial officer)

Exhibit 31.1
                                  CERTIFICATION

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

     b) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation (the "Evaluation Date"); and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the Company's auditors and the Audit Committee of the Board of
      Directors:

      a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls over financial reporting; and



  DATE:  November 14, 2003         By:  /s/
                                  --------------------------

                                  Chief Executive Officer

Exhibit 31.2



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


  DATE:  November 14, 2003                By:  /s/
                                      --------------------------
                                      Chief Financial Officer

 Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Seth Cohen, Chief Executive Officer of Franklin Credit Management Corporation (the "Company") and Alan Joseph, Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the quarterly report of the Company on Form 10-Q for the fiscal quarter ended September 30, 2003 (the "Quarterly Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  November 14, 2003

                                            By: ___________________
                                           Name:  Seth Cohen
                                          Title:   Chief Executive Officer



                                            By:____________________
                                          Name:  Alan Joseph
                                         Title:  Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Nastech and will be retained by Nastech and furnished to the Securities Exchange Commission or its staff upon request.