Form 10-K
period 2003-12-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2004-04-09
CIK 831246

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-17771

                     FRANKLIN CREDIT MANAGEMENT CORPORATION

              DELAWARE                                  75-2243266
(State of incorporation)(I.R.S. ID)

                               SIX HARRISON STREET
                            NEW YORK, NEW YORK 10013
                                 (212) 925-8745

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK,
                                $0.01 PAR VALUE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $4,635,188.

Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 2003, are incorporated by reference into Part III.

                     FRANKLIN CREDIT MANAGEMENT CORPORATION

                                    FORM 10-K
                                DECEMBER 31, 2003

                                      INDEX

                                                                                                             PAGE
                                                                                                             ----
                                    PART I.

Item 1.   Business                                                                                             3

Item 2.   Properties                                                                                           9

Item 3.   Legal Proceedings                                                                                   10

Item 4.   Submission of Matters to a Vote of Security Holders                                                 10

                                    PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholders Matters                              10

Item 6.   Selected Financial Data                                                                             11

Item 7.   Management's Discussion and Analysis of Financial Condition and Results Of Operations               11

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk                                           21

Item 8.   Financial Statements and Supplementary Data                                                         22

Item 9.   Change in and Disagreements with Accountants on Accounting and Financial Disclosures                22

Item 9a.  Controls and Procedures                                                                             22

                                    PART III.

Item 10.  Directors and Executive Officers of the Registrant                                                  24

Item 11.  Executive Compensation                                                                              24

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters      24

Item 13.  Certain Relationships and Related Transactions                                                      24

Item 14   Principal Accountant Fees and Services.                                                             24

                                     PART IV

Item 15.  Exhibits, Financial Statements Schedules and Reports on Form 8-K                                    25

                                     PART I

ITEM 1. BUSINESS

     BUSINESS OF REGISTRANT. Franklin Credit Management Corporation ("FCMC", and together with its wholly-owned subsidiaries, the "Company") is a specialty consumer finance and asset management company primarily engaged in the acquisition, origination, servicing and resolution of performing, sub-performing and non-performing residential mortgage loans and residential real estate. The Company acquires these mortgages from a variety of mortgage bankers, banks, and other specialty finance companies. These loans are generally purchased in pools at discounts from their aggregate contractual balances, from sellers in the financial services industry. Real estate is acquired in foreclosure or otherwise and is also acquired at a discount relative to the appraised value of the asset. The Company conducts its business from its executive and main office in New York City and through its website www.franklincredit.com.

     In January 1997, the Company formed a wholly owned subsidiary, Tribeca Lending Corp. ("Tribeca"), to originate primarily residential mortgage loans made to individuals whose credit histories, income and other factors cause them to be classified as non-conforming borrowers. Management believes that lower credit quality borrowers present an opportunity for the Company to earn superior returns for the risks assumed. The majority of first and second mortgages originated are on a retail basis through marketing efforts, utilization of the FCMC database and the Internet. Tribeca anticipates holding certain of its mortgages in its portfolio when it believes that the return from holding the mortgage, on a risk-adjusted basis, outweighs the return from selling the mortgage in the secondary market.

     LOAN ACQUISITIONS - Since commencing operations in 1990, the Company has purchased, in aggregate, approximately 31,254 loans with a face value of approximately $1.2 billion primarily from private institutions. During 2003, the Company took advantage of market opportunities to increase its volume of loan acquisitions purchasing $244 million in assets during 2003 versus $212 million in assets during 2002. Management may increase the amount of loans purchased at par or at premium in the future. The following table sets forth the acquisition amounts and prices by year:

                                                     YEAR ENDED DECEMBER 31,
                                               2003          2002          2001
                                                       ($ IN MILLIONS)
NUMBER OF LOANS                                3,476         4,331         3,599
UNPAID PRINCIPAL BALANCE AT ACQUISITION       $  244        $  212        $  184
PURCHASE PRICE                                $  214        $  184        $  162
PURCHASE PRICE PERCENTAGE                         88%           87%           88%

     LOAN ORIGINATIONS - Since commencing operations in 1997, Tribeca has originated approximately $247 million in loans. During 2003, Tribeca increased its origination volume through the expansion of its branch office network adding offices in New Jersey, Maryland and Florida and hiring additional sales personnel. The following table sets forth the origination amounts by year:

                                               YEAR ENDED DECEMBER 31,
                                           2003        2002         2001
                                                  ($ IN MILLIONS)
NUMBER OF LOANS                             562         501          386
ORIGINAL PRINCIPAL BALANCE                 $ 97        $ 70         $ 42

     LOAN PORTFOLIO - The Company's portfolio grew 9.8% to $503 million at December 31, 2003, from $458 million at December 31, 2002. The increase reflected loan acquisitions which were partially offset by a high volume of prepayments resulting from a favorable refinancing market due to historically low rates. At December 31, 2003, approximately 98% of the Company's loan portfolio consisted of first mortgages, home equity/home improvement and second mortgages collateralized by real estate, and 2% consisted of unsecured consumer loans collateralized by other assets.

     NOTES RECEIVABLE PORTFOLIO - As of December 31, 2003, the Company's notes receivable portfolio included approximately 10,095 loans with an aggregate face value of $466 million. An allowance for loan losses of approximately $46 million has been recorded against this face value. The following table provides a breakdown of the portfolio by year:

                                              2003             2002              2001
                                          ------------     ------------     ------------
Performing Loans                          $322,345,537     $292,018,333     $228,979,679
Allowance for Loan Losses                   15,584,769       11,096,115        7,275,013
                                          ------------     ------------     ------------
Total Performing Loans,
Net of Allowance for Loan Losses          $306,760,768     $280,922,218     $221,704,666
                                          ============     ============     ============

Impaired Loans                            $126,341,722     $119,134,128     $ 74,563,057
Allowance for Loan losses                   30,111,278       32,809,607       24,810,426
                                          ------------     ------------     ------------
Total Impaired Loans,
Net of Allowance for Loan Losses          $ 96,230,444     $ 86,324,521     $ 49,752,631
                                          ============     ============     ============

Not Yet Boarded onto Servicing System,    $ 16,866,611     $ 24,106,933     $ 28,100,340
Allowance for Loan Losses                      551,183        1,935,929        1,405,017
                                          ------------     ------------     ------------
Not Yet Boarded onto Servicing System
Net of Allowance for Loan Losses          $ 16,315,428     $ 22,171,004     $ 26,695,323
                                          ============     ============     ============

     The following table provides a breakdown of the balance of the Company's portfolio of Notes Receivable by coupon type, net of Allowance for Loan Losses and excluding loans purchased but not boarded onto the Company's servicing system as of December 31, 2003, December 31, 2002 and December 31, 2001 of $16,315,428, $22,171,005 and $26,695,323 respectively:

                                          2003               2002                 2001
Total Performing Loans
Total Fixed Rate Performing Loans     $199,691,299     $    213,429,977      $  181,847,633
                                      ============     ================      ==============
Total Adjustable Performing Loans     $107,069,469     $     67,492,241      $   39,857,033
                                      ============     ================      ==============

Total Impaired Loans
Total Fixed Rate Impaired Loans       $ 58,752,534     $     58,873,564      $   40,557,413
                                      ============     ================      ==============
Total Adjustable Impaired Loans       $ 37,477,910     $     27,450,957      $    9,195,218
                                      ============     ================      ==============

     ORIGINATED LOANS - LOANS HELD FOR SALE & LOANS HELD FOR INVESTMENT - During 2003, the Company changed the holding strategy of several of its originated loans and reclassified $13.5 million of principal and fees into loans held for investments. The Company expects to hold these loans until maturity.

     LOAN SALES - Periodically, the Company sells portfolios of purchased performing, reperforming and nonperforming loans on a whole loan basis. During 2003, the Company sold 148 performing loans with a face value of $15.1 million, and 248 non-performing loans with an aggregate face value of $4.2 million. During 2002, the Company sold four performing loans with an aggregate face value of $900,000, and one non-performing loan with face value of $215,000. During 2003, the Company retained the servicing rights on approximately $2.7 million of the performing loans sold; the Company generally does not retain the servicing rights on loans it sells.

     FUNDING - As of December 31, 2003, the Company owed an aggregate of $427 million ("Senior Debt") to a bank (the "Senior Debt Lender"), which was incurred in connection with the purchase of, and is secured by, the Company's loan portfolios and Other Real Estate Owned ("OREO") portfolios. From December 31, 2001 until March 2003, the Company's Senior Debt incurred after March 1, 2001, accrued interest at the Federal Home Loan Bank of Cincinnati ("FHLB") thirty day advance rate plus a spread of 3.25%(the "Spread"), and interest on Senior Debt incurred before March 1, 2001 accrued interest at the prime rate plus a margin of between 0% and 1.75%; under a two year interest rate agreement. On March 19, 2003, the Company and its Senior Debt lender agreed that the Spread would be increased to 3.5%, the spread shall remain at 3.5% until the index exceeds 2.00% at which point it will revert back to 3.25%. Further, the Senior Debt lender will reduce the spread to 3.00% in the event that the Index exceeds 4.75%. At December 31, 2003, approximately $35 million of the Senior Debt incurred before March 1, 2001 will continue to accrue interest at the prime rate plus a margin of between 0% and 1.75%. At December 31, 2003, the weighted average interest rate on Senior Debt was 4.82%.

     The Company is divided into five operating departments, which are described below:

     ACQUISITION DEPARTMENT- The Acquisition Department is divided into two units the bulk purchase unit, which is responsible for acquisitions in excess of $1.5 million and the flow unit, which is responsible for acquisitions less than $1.5 million. The Acquisition Department identifies opportunities to purchase portfolios of mortgage loans, performs due diligence, and assists in the integration of the acquired assets into the Company's existing portfolio. The due diligence process, includes an analysis of the majority of loans in a portfolio, evaluating, among other things, lien position and the value of collateral, debt-to-income ratios, the borrower's creditworthiness, employment stability, years of home ownership, credit bureau reports and mortgage payment history. The Acquisition Department review the loan files comprising the portfolio, and where appropriate performs an on-site evaluation of the seller's loan servicing department. This process provides the Company additional information critical to properly evaluating the portfolio. The information derived from due diligence is compared to the Company's historical statistical data base, and coupled with the Company's cumulative knowledge of the sub-prime mortgage industry enables the Acquisition Department to project a collection strategy and estimate the collectability and timing of cash flows with respect to each loan. Based upon this information, the Acquisition Department prepares a bid, which meets the Company's established pricing and yield guidelines. When loans are acquired the Acquisition Department, with the assistance of the Management Information Systems staff ("MIS"), monitors the electronic transfer of loan data into the Company's data management system.

     TRIBECA LENDING- Tribeca Lending, a wholly-owned subsidiary, provides first and second mortgages to individuals interested in purchasing real estate or refinancing their existing loan. Tribeca Lending is currently licensed as a mortgage banker in California, Colorado, Connecticut, Florida, Georgia, Kentucky, Illinois, Maryland, Massachusetts, Michigan, New York, New Jersey, North Carolina, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington State, and West Virginia and is a Department of Housing and Urban Development FHA Title I and Title II approved lender. In addition, Tribeca Lending is exempt from licensing in Alabama, Missouri and Indiana. Loans originated by Tribeca are either sold in the secondary market through whole-loan sales, typically on a, servicing-released basis, or held for investment. During 2003, Tribeca Lending opened new branches in New Jersey, Maryland and Florida. Loans are originated by a retail sales force that generates leads from the Internet, the Company's database of serviced loans, and external sources. Tribeca's staff processes, underwrites and closes all loans in its own name.

     Operating Expenses of Tribeca. - During 2003, Tribeca recorded operating income of $1.4 million compared to $1.8 million during 2002. This decrease was primarily attributable to a reduction in interest spread due to the transfer of $23 million in performing loans to Franklin Credit Management Corporation on January 1, 2003. The Company funded the start-up of Tribeca with $1.1 million of proceeds from the refinancing of two loan portfolios through its Senior Debt Lender. Additionally, such lender has provided Tribeca with a warehouse financing agreement of $30 million. There can be no assurances that Tribeca will earn a profit in the future, however, management believes that Tribeca's existing cash balances, credit lines, and anticipated cash flow from operations will provide sufficient working capital resources for Tribeca's anticipated operating needs. During fiscal 2003 Tribeca negotiated with the Senior Debt Lender to allow Tribeca to convert debt incurred under it's warehouse line into Senior Debt each time the aggregate amount outstanding hit $30 million dollars. This has allowed Tribeca to hold its loans while continuing its origination activity and thereby allowing Tribeca greater flexibility to time its bulk sales in the secondary market to its greatest advantage. The Senior Debt generally accrues interest at a variable rate based on the FHLB rate of Cincinnati plus a premium of 3.50%.

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

     LEGAL DEPARTMENT- The Legal Department manages and monitors the progress of defaulted loans requiring legal action, and the loss mitigation area, which negotiates legal settlement strategies. These loans are identified and referred by the Acquisition or Servicing Departments to the Legal Department, which prepares an analysis of each loan to determine a collection strategy to maximize the amount and speed of recovery and minimize costs. This strategy is based upon the individual borrowers' past payment history, current credit profile, current ability to pay, collateral lien position and current collateral value. The Legal Department sets up the collection strategy, negotiates settlements, modification and forbearance agreements, manages their costs, monitors ensuing litigation to insure the optimal recovery of the remaining principal and interest balance and when appropriate retains outside counsel. The Legal Department monitors each defaulted loan through the foreclosure process, recovery of a money judgment or other settlement, and continues to monitor recovery of deficiency balances after a foreclosure has been completed.

     REAL ESTATE DEPARTMENT - The Real Estate Department manages all properties in order to preserve their value, realize rental income and ensure that maximum returns are realized upon sale. The Real Estate Department is responsible for both the sale of OREO as well as for the management of OREO that are held as rental properties until such time as an economically beneficial sale can be arranged.

     OPERATING SEGMENTS - The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires performing, nonperforming, nonconforming and sub performing notes receivable and promissory notes from financial institutions, and services and collects such notes receivable through enforcement of original note terms, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage-banking segment originates or purchases, residential mortgage loans for individuals whose credit histories, income and other factors cause them to be classified as non-conforming borrowers. The Company's management evaluates the performance of each segment based on profit or loss from operations before unusual and extraordinary items and income taxes.

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

     The market for sub-prime loan origination is also highly competitive. Tribeca competes with savings banks, and mortgage bankers for the origination of mortgages. Among the largest of these competitors are New Century Mortgage, Ameriquest Mortgage, and Household Financial Service. Many of Tribeca's competitors possess greater financial resources, longer operating histories, and lower costs of capital than Tribeca. Competition for mortgage originations is based upon marketing efforts, loan processing capabilities, funding capacity, loan product desirability and the ability to sell the loans for a premium in the secondary market.

     CUSTOMERS. The Company's revenue is derived from interest amortization of purchase discount recognized from the collection of loans, origination fees, rental income, other fees, gains recorded from the bulk sale of performing, non-performing and originated loans to banks and other financial institutions, amortization of purchase discount and gains on the sale of OREO. The Company's borrowers are a diverse population and no single borrower represents a significant portion of the Company's loans. The Company sells bulk portfolios of performing and non-performing loans, when such sales are economically beneficial to the Company. While the Company has previously been successful in marketing loan portfolios, and believes there are sufficient buyers for its products there can be no assurance that the Company will be able to successfully market loan portfolios in the future.

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

     Tribeca Lending is subject to the rules and regulations of, and examinations by, the Department of Housing and Urban Development ("HUD"), the Federal Trade Commission and other federal and state regulatory authorities with respect to originating, underwriting, funding, acquiring, selling and servicing mortgage loans. In addition, there are other federal, state and city statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for loans, prohibit discrimination, provide for inspection and appraisals of properties, require credit reports on prospective borrowers, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts.

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

     EMPLOYEES. The Company recruits, hires, and retains individuals with the specific skills that complement its corporate growth and business strategies. As of December 31, 2003, the Company had 127 full time employees.

ITEM 2. DESCRIPTION OF PROPERTIES

     PROPERTIES. The Company maintains its corporate headquarters at 6 Harrison Street, New York, NY, where the Company owns a 6,600 square foot condominium unit. The second office is located at 99 Hudson Street, New York, where the Company leases approximately 6,400 square feet of office space under a lease that expires in December 2008. The Company extended sub-leases on the fourth and fifth floor of Six Harrison Street, New York, which houses Tribeca Lending's sales force. The lease expires on September 1, 2009. The Company extended the lease of office space on four floors located at 185 Franklin Street for its Accounting and Tribeca Lending's Operations departments; the leases expire in November 2008. On March 1, 2003, the Company leased additional office space on the third and fourth floors of 185 Franklin Street. This lease expires in March 2008. During 2003, the Company leased branch offices located in Marlton, NJ, St. Petersburg, FL and Columbia, MD for the expansion of Tribeca, the leases expire in 2006.

     OREO PROPERTIES. The Company owns OREO in various parts of the country that were acquired through acquisition, foreclosure or a deed in lieu. These properties are 1-4 family residences, co-ops, condos, or commercial property. The Company acquires or forecloses on property primarily with the intent to sell such property at a profit, or to rent the property until an economically beneficial sale can be made. From time to time OREO properties may be in need of repair or improvements. The OREO property is then evaluated independently and a decision is made on whether the additional investment would generate an adequate return.

ITEM 3. LEGAL PROCEEDINGS

           The Company is from time to time involved in legal action arising in the ordinary course of its business. In the opinion of management after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information. The Company's common stock is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq") under the symbol "FCSC".

     The following table sets forth the bid prices for the common stock on Nasdaq Bulletin Board, for the periods indicated. Trading during these periods was limited and sporadic, therefore, the following quotes may not accurately reflect the true market value of the securities. Such prices reflect inter-dealer prices without retail markup or markdown or commissions and may not represent actual transactions.

     Information for 2003 and 2002 was compiled from information representing the daily inter-dealer bid activity during the period.

                        2003 Bid                   2002 Bid
                   -----------------         ------------------
                    High        Low          High          Low
                    ----        ---          ----          ---
First Quarter      $1.75       $1.07         $1.05        $1.05
Second Quarter     $5.25       $1.15         $1.80        $1.75
Third Quarter      $3.25       $2.75         $1.35        $1.35
Fourth Quarter     $3.20       $2.96         $1.05        $1.05

     As of December 31, 2003, there were approximately 525 record holders of the Company's common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with "Item 1. Business" and "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations", as well as the audited financial statements and notes thereto included in "Item 8. Financial Statements.

                                               2003          2002            2001           2000           1999
                                          ------------   ------------   -------------   ------------   -------------
STATEMENT ON INCOME DATA
Revenues                                  $ 57,566,559   $ 46,842,437   $  37,963,358   $ 29,047,390   $  22,451,660
Expenses                                    45,186,102     34,664,987      34,637,210     28,476,727      22,319,812
                                          ------------   ------------   -------------   ------------   -------------
Income before provision for income taxes    12,380,457     12,177,450       3,326,148        570,663         131,848
provision for income taxes                   5,695,000      5,514,000         444,000              -               -
                                          ------------   ------------   -------------   ------------   -------------
Net Income                                $  6,685,457   $  6,663,450   $   2,882,148   $    570,663   $     131,848
                                          ============   ============   =============   ============   =============

Earnings per share basic                  $       1.13   $       1.13   $        0.49   $       0.10   $        0.02
Earnings per share diluted                $       1.02   $       1.07   $        0.49   $       0.10   $        0.02

BALANCE SHEET DATA
Total Assets                              $476,733,346   $424,419,034   $ 334,162,501   $243,235,288   $ 195,737,096
Total Liabilities                          457,054,040    411,425,185     327,832,102    239,787,037     192,859,508
                                          ------------   ------------   -------------   ------------   -------------
TOTAL STOCKHOLDER'S EQUITY                $ 19,679,306   $ 12,993,849   $   6,330,399   $  3,448,251   $   2,877,588
                                          ============   ============   =============   ============   =============

Principal                                 $465,553,870   $435,259,394   $ 331,643,076   $255,055,677   $ 206,262,651
Purchase discount                          (25,678,165)   (22,974,310)    (22,248,344)   (23,392,400)    (18,449,141)
Allowance for loan losses                  (46,247,230)   (45,841,651)    (33,490,456)   (24,086,322)    (22,185,945)
                                          ------------   ------------   -------------   ------------   -------------
Net Notes                                 $393,628,475   $366,443,433   $ 275,904,276   $207,576,955   $ 165,627,565
                                          ============   ============   =============   ============   =============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     FORWARD-LOOKING STATEMENTS. When used in this report, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally statements contained herein that are not historical fact may be forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in forward-looking statements made by the Company. These factors include, but are not limited to: (i) unanticipated changes in the U.S economy, including changes in business conditions and interest rates and changes in the level of growth in the finance and housing markets; (ii) the status of relations between the Company and its sole Senior Debt Lender and the Senior Debt Lender's willingness to extend additional credit to the Company; (iii) the availability for purchases of additional loans; (iv) the status of relations between the Company and its sources for loan purchases;
     (v) unanticipated difficulties in collections under loans in the Company's portfolio; and (vi) other risks detailed from time to time in the Company's SEC reports. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company's filings with the Securities and Exchange Commission, including, but not limited to, those factors discussed under the caption "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as other wise required by securities and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     BUSINESS OF REGISTRANT. Franklin Credit Management Corporation ("FCMC", and together with its wholly-owned subsidiaries, the "Company") is a specialty consumer finance and asset management company primarily engaged in the acquisition, origination, servicing and resolution of performing, sub-performing and non-performing residential mortgage loans and residential real estate. The Company acquires these mortgages from a variety of mortgage bankers, banks, and other specialty finance companies. These loans are generally purchased in pools at discounts from their aggregate contractual balances, from sellers in the financial services industry. Real estate is acquired in foreclosure or otherwise and is also acquired at a discount relative to the appraised value of the asset. The Company conducts its business from its executive and main office in New York City and through its website www.franklincredit.com.

     In January 1997, the Company formed a wholly owned subsidiary, Tribeca Lending Corp. ("Tribeca"), to originate primarily residential mortgage loans made to individuals whose credit histories, income and other factors cause them to be classified as non-conforming borrowers. Management believes that lower credit quality borrowers present an opportunity for the Company to earn superior returns for the risks assumed. The majority of first and second mortgages originated are on a retail basis through marketing efforts, utilization of the FCMC database and the internet. Tribeca anticipates holding certain of its mortgages in its portfolio when it believes that the return from holding the mortgage, on a risk-adjusted basis, outweighs the return from selling the mortgage in the secondary market.

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

     LOANS HELD FOR SALE AND OTHER REAL ESTATE OWNED - The loans held for sale consist primarily of secured real estate first and second mortgages originated by the Company. Such loans held for sale are performing and are carried at lower of cost or market. Other real estate owned ("OREO") consists of properties acquired through, or in lieu of, foreclosure or other proceedings and are held for sale and carried at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value, less cost to sell, at the time of acquisition is charged to purchase discount. Subsequent write-downs are charged to operations based upon management's judgement and continuing assessment of the fair value of the underlying collateral. Property is evaluated periodically to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to sell. Revenue and expenses from the operation of OREO and changes in the valuation allowance are included in operations. Direct costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs related to holding the property are expensed. Gains or losses are included in operations upon disposal.

     INCOME TAXES - Income taxes are accounted for under Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". This method provides for deferred income tax assets or liabilities based on the temporary difference between the income tax basis of assets and liabilities and their carrying amount in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     RESULTS OF OPERATIONS

     YEAR ENDED FISCAL DECEMBER 31, 2003 COMPARED TO YEAR ENDED FISCAL DECEMBER 31, 2002

     Total revenue, comprised of interest income, purchase discount earned, gains on sale of notes receivable sale of notes, gain on sale of loans held for sale, gain on sale of OREO, gain on holding securities, rental income and other income, increased by $10,724,122 or 23%, to $57,566,559 during fiscal 2003, from $46,842,437 during fiscal 2002.

     Total revenue as a percentage of notes receivable, loans held for sale, loans held for investment and OREO as of the last day of the fiscal year, net of allowance for loan losses during fiscal 2003 was 12.2% as compared with 11.5% during fiscal 2002. Interest income on notes receivable increased by $5,970,975 or 16%, to $42,699,710 during fiscal 2003 from $36,728,735 during fiscal 2002. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. Interest income increased due to a 17.5% increase in the average balance outstanding a result of $244 million of loan acquisitions over the year that was partially offset by both a decline in the yield on the portfolio and prepayments. The average yield on the portfolio was 10.36% and 11.29% during 2003 and 2002 respectively.

     Purchase discount earned increased by $1,312,674 or 34%, to $5,154,601 during fiscal 2003 from $3,841,927 during fiscal 2002. The increase in purchase discount earned was due to an increase in prepayment activity during the year due to a favorable refinancing environment resulting from historically low interest rates.

     Gains on sale of notes receivable increased by $978,720 or 701%, to $1,118,239 during fiscal 2003 from $139,519 during fiscal 2002. This increased reflected an increase in the volume of loans sold during 2003. The Company sold a total of $19.4 million in face value notes receivable during 2003, as compared to $1.1 million during 2002.

     Gain on sale of loans held for sale increased by $976,637 or 43%, to $3,236,616 during 2003 from $2,259,979 during fiscal 2002. This increase was due to an increase in loan originations due to hiring additional sales personnel and opening three branch offices, which increased the volume of loans available to be sold by 88% as compared to 2002. Tribeca had loan sales of $79 million during 2003 as compared to $42 million of loans during 2002.

     Gain on sale of OREO increased by $230,568 or 29% to $1,027,130 during fiscal 2003 from $796,562 during fiscal 2002. The Company sold 231 OREO properties during 2003 as compared to 105 OREO properties during 2002.

     Rental income decreased by $39,710 or 26% to $113,255 during fiscal 2003, from $152,965 during fiscal 2002. Rental income decreased due to the reduction of rental properties held during the year, the decrease was partially offset by the recognition of security deposits as rent during the year. The Company held three rental properties at December 31, 2003 as compared to seven at December 31, 2002.

     Other income increased by $1,293,505 or 44%, to $4,216,255 during fiscal 2003 from $2,922,750 during fiscal 2002. The increase was due primarily to increases in the number of prepayment penalties due to an increase in prepayments during 2003, increased late charges resulting primarily from the growth in the size of the portfolio, and increased loan fees from an increase in loans sold.

     Total operating expenses increased by $8,858,516 or 24% to $45,186,101 during fiscal 2003 from $36,327,585 during fiscal 2002 net of the special recovery. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, service fees, amortization of loan commitment fees and depreciation expense.

     Interest expense increased by $2,545,280 or 13%, to $21,672,993 during fiscal 2003 from $19,127,713 during fiscal 2002. This increase was due to a 11% increase in Senior Debt, financing agreements and loans from affiliates to $451 million as of December 31, 2003 as compared with $407 million as of December 31, 2002 and an increase in the spread.

     Collection, general and administrative expenses increased by $4,982,651 or 39% to $17,864,786 during fiscal 2003 from $12,882,135 during fiscal 2002.
     The primary components of collection, general and administrative expense are personnel expenses, OREO related expenses, litigation expenses, office expenses, and collection expenses.

     Personnel expenses increased by $2,011,948 or 30%, to $8,735,747 from $6,723,799 during fiscal 2002. This increase resulted from the growth in size of the Company's staff, salary increases, and increased commissions due to increased loan production due to the opening of three new branches during the year. The total number of employees at December 31, 2003 and 2002 was 127 and 110 respectively. Legal expenses increased by $577,896 to $2,324,196 or 33% from $1,746,300 due to an increase in the number of foreclosures and asset protection litigation due to the growth in both the OREO inventory and the nonperforming portfolio. Professional fees increased by $553,412 to $1,021,626 or 118% from $468,214 due to nonrecurring professional fees associated with the conversion to a new servicing system and various other consulting projects during 2003. Collection expenses increased by $506,812 to $1,164,692 or 77% from $657,880 this increase was due to the growth in number of nonperforming assets. Travel and promotion increased by $439,927 to $913,217 or 93% from $473,290 this increase was due to a changed advertising strategy for Tribeca Lending during 2003, the company purchased third party leads from an online provider, these leads generated increased revenue for Tribeca. Computer consulting and supplies increased by $230,995 to $504,230 or 85% from $273,235 due to consulting expenses associated with the conversion to a new servicing system. Office expenses increased by $171,564 to $1,026,933 or 20% from $855,369 this increase was directly related to the opening of three new offices and the growth in staffing. OREO related expenses increased by $155,310 to $622,148 or 33% from $466,838 due to a 49% increase in OREO inventory during the year. OREO inventory was $14.0 million and $9.4 million at December 31, 2003 and 2002 respectively. Insurance expenses increased by $124,911 to $374,851 or 50% from $249,940 due to a new forced placed insurance policy issued for the portfolio during 2003. Other general and administrative expenses increased by $209,875 to $1,177,146 or 22% from $967,271 due to training expenses associated with the conversion to a new servicing system, increased volume of loans closed in states that charge realty tax and increased license and state filing fees.

     Provisions for loan losses increased by $450,239 or 17%, to $3,164,103 during fiscal 2003 from $2,713,864 during fiscal 2002. This increase was primarily due to an increase in write-offs and reserve increases in portfolios that no longer have purchase discount and the increase in size of the nonperforming portfolio. Provision for loan loss expressed as a percentage of face value of notes receivable and loans held as of the last day of such years for fiscal 2003 and fiscal 2002 were approximately 0.63% and 0.58%, respectively.

     Amortization of deferred financing costs increased by $715,096 or 57%, to $1,979,208 during fiscal 2003 from $1,264,112 during fiscal 2002. This increase resulted primarily from increased prepayments and collections, which caused a corresponding increase in the pay down of Senior Debt.

     Depreciation expense increased by $165,251 or 49%, to $505,012 during fiscal 2003 from $339,761 during fiscal 2002. This increase resulted primarily from the purchase of a new servicing system and new computer equipment.

     The Company's operating income increased by $203,007 or 2% to $12,380,457 during fiscal 2003 from $12,177,450 during fiscal 2002 for the reasons set forth above.

     During 2003, the Company had a provision for income taxes of $5,695,000 as compared to 2002 when the provision was $5,514,000. The effective tax rate for 2003 and 2002 was 46% and 45% respectively.

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

     Purchase discount earned decreased by $144,571 or 4%, to $3,841,927 during fiscal 2002 from $3,986,498 during fiscal 2001. The decrease in purchase discount earned was due to maturation of the portfolio, write-offs and reserve increases in certain portfolio's that would have earned income.

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

     Gain on sale of OREO decreased by $651,986 or 45% to $796,562 during fiscal 2002 from $1,448,548 during fiscal 2001. The decrease resulted from less inventory available for sale during the first half of the year. The Company sold 105 OREO properties during 2002 as compared to 140 OREO properties during 2001.

     Rental income decreased by $177,284 or 54% to $152,965 during fiscal 2002, from $330,250 during fiscal 2001. Rental income decreased due to the sale of several rental properties where it was more advantageous to sell than to continue to hold for rent during the year. The Company held seven rental properties at December 31, 2002 as compared to sixteen at December 31, 2001.

     Other income increased by $1,377,933 or 89%, to $2,922,750 during fiscal 2002 from $1,544,817 during fiscal 2001. The increase was due primarily to increases in the number of prepayment penalties due to an increase in prepayments during 2002, increased late charges resulting primarily from the growth in the size of the portfolio and increased loan fees from loan originations.

     Total operating expenses increased by $1,690,375 or 5% to $36,327,585 during fiscal 2002 from $34,637,210 during fiscal 2001. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, service fees, amortization of loan commitment fees and depreciation expense.

     Interest expense decreased by $1,626,568 or 7.84%, to $19,127,713 during fiscal 2002 from $20,754,281 during fiscal 2001. This decrease was due to decreases in the Company's costs of funds and was partially offset by a 27% increase in debt. Senior Debt, and financing agreements increased by $85 million to $407 million as of December 31, 2002 as compared with $322 million as of December 31, 2001.

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

     Amortization of deferred financing costs increased by $205,669 or 19%, to $1,264,112 during fiscal 2002 from $1,058,443 during fiscal 2001. This increase resulted primarily from the growth in size of the portfolio, increased prepayments and collections, which caused a corresponding increase in the pay down of Senior Debt. On December 31, 2002 and December 31, 2001, deferred financing costs, as a percentage of Senior Debt outstanding were 1.01 % and 1.02%, respectively.

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

     LOAN AND OREO ACQUISITIONS. - During the year ended December 31, 2003 ("fiscal 2003") the Company purchased 3,476 loans consisting primarily of first and second mortgages, with an aggregate face value of $244 million at an aggregate purchase price of $214 million or 88% of the face value. Acquisition of these 2003 portfolios was fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee.

     COST OF FUNDS. - As of December 31, 2003, the Company had Senior Debt outstanding under several loans with an aggregate principal balance of $427 million. Additionally, the Company has financing agreements, which had an outstanding balance of $23.3 million at December 31, 2003.

     The majority of the loans purchased by the Company bear interest at a fixed rate, while the Senior Debt is at a variable rate. Consequently, changes in market interest rate conditions have caused direct corresponding changes in interest expense. From December 31, 2001 until March 2003, the Company's Senior Debt incurred after March 1, 2001, accrued interest at the Federal Home Loan Bank of Cincinnati ("FHLB") thirty day advance rate plus a spread of 3.50%(the "Spread"), and interest on Senior Debt incurred before March 1, 2001 accrued interest at the prime rate plus a margin of between 0% and 1.75%; under a two year interest rate agreement. At December 31, 2003 $35 million of senior debt incurred before March 1, 2001 remained outstanding. The weighted average interest rate on borrowed funds for the Senior Debt based on the balances as of December 31, 2003 and December 31, 2002 was 4.82% and 4.85%, respectively.

     The impact of inflation on the Company's operations during fiscal 2003, 2002 and 2001 was immaterial.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is a measurement of the Company's ability to meet potential cash requirements including lending activities, ongoing commitments to repay borrowings and other general business purposes. The primary source of funds for liquidity is principal payments on loans, proceeds from sales and debt thereof.

     General- During fiscal 2003 the Company purchased 3,476 loans with an aggregate face value of $244 million at an aggregate purchase price of $214 million or 88% of the face value. During fiscal 2002, the Company purchased 4,331 loans with an aggregate face value of $212 million at an aggregate purchase price of $184 million or 87% of face value. This increase reflected the Company's enhanced marketing efforts, which resulted in the growth in volume of the Company flow acquisition business during the year. The Company achieved increased market penetration by establishing relationships with sellers of small pools of single loans and continued to build on existing relationships with certain repeat customers.

     The Company's portfolio of notes receivable at December 31, 2003, had a face value of $466 million and included net notes receivable of approximately $394 million. Net notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or sale if it is economically advantageous to do so.

     During fiscal 2003, the Company used cash in the amount of $11.8 million in its operating activities primarily for interest expense, overhead, litigation expense incidental to its collections and for the foreclosure and improvement of OREO. The Company used $28.3 million in its investing activities, which reflected primarily the use of $214 million for the purchase of notes receivable offset by principal collections of its notes receivable of $157 million and proceeds from sales of OREO of $16 million. Net cash provided by financing activities was $44 million primarily from an increase in Senior Debt of $32 million. The above activities resulted in a net increase in cash at December 31, 2003 over December 31, 2002 of approximately $3.8 million.

     In the ordinary course of its business, the Company accelerates its foreclosures of real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at December 31, 2003 and 2002, the Company held OREO recorded in the financial statements at $14 million and $9.4 million, respectively. OREO is recorded on the financial statements of the Company at the lower of cost or fair market value less estimated costs of disposal. The Company believes that the OREO inventory held at December 31, 2003 has a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $15.5 million based on market analyses of the individual properties less the estimated closing costs. The Company generally sells such OREO in the ordinary course of business when it is economically beneficial to do so.

CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES

     Substantially all of the assets of the Company are invested in its portfolios of notes receivable. The Company's primary source of cash flow for operating and investing activities is collections on notes receivable and gains on sale of notes and OREO properties.

     At December 31, 2003, the Company had unrestricted cash, cash equivalents and marketable securities of $14.6 million. A portion of the Company's available funds may be applied to fund acquisitions of companies or assets of companies in complementary or related fields, which may cause the Company to incur additional capital expenditures, outside the acquisitions of additional notes receivable.

CASH FLOW FROM FINANCING ACTIVITIES

     Senior Debt. -As of December 31, 2003, the Company owed an aggregate of $427 million to the Senior Debt Lender, under several loans.

     The Senior Debt is collateralized by first liens on the respective loan is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for contractual interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest at a variable rate based on the FHLB of Cincinnati rate plus a premium of 3.50% for all new Senior Debt and certain debt incurred after March 1, 2000, and prime plus between 0% and 1.75% debt incurred before such date, of which there was approximately $35 million at December 31, 2003. At December 31, 2003, the weighted average interest rate on Senior Debt was 4.82%. The accelerated payment provisions are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a weekly additional principal reduction from cash collected before scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the contractual scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow that is available to the Company.

     In February 2004, the Company negotiated with its Senior Debt Lender a modification to the Senior Debt obligation, pursuant to which the Senior Debt Lender has provided the Company with cash of $2,075,000 per month for the year. Management believes that this modification will reduce irregular periods of cash flow shortages arising from operations. Management believes that sufficient cash flow from the collection of notes receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of notes receivable, the sale of loans, sales and rental of OREO, or additional borrowing, to repay the current liabilities arising from operations and to repay the long term indebtedness of the Company.

     Certain Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The Company is no longer required to maintain these restricted accounts but has continued to under the prior agreement. The Company typically uses these funds to place deposits on loan portfolio bids and to refinance loans in the Company's own portfolio. The restricted cash is maintained in an interest bearing account, with the Company's Senior Debt Lender. The aggregate balance of restricted cash in such accounts was $413,443 on December 31, 2003 and $632,883 on December 31, 2002.

     Total Senior Debt funding capacity was $500 million at December 31, 2003 of which approximately $427 million had been drawn down as of such date. As a result, the Company has approximately $73 million available to purchase additional portfolios of notes receivable. Together, expected principal collections and the available $73 million and an increase to $550 million in the line should give the Company sufficient liquidity to fund next year's acquisitions.

     The Company's Senior Debt Lender has provided Tribeca with a warehouse financing agreement of $30 million. At December 31, 2003, Tribeca had drawn down $23.3 million on the line. The warehouse line accrues interest based a variable rate of prime plus 2%. The Senior Debt lender has provided Tribeca with the ability to hold its originated notes by providing them with the option of rolling the outstanding warehouse line into the senior debt facility when and if it reaches the $30 million warehouse line cap.

     Financing Agreement- The Company has a financing agreement with the Senior Debt Lender permitting it to borrow a maximum of approximately $2,500,000 at a rate equal to the bank's prime rate plus two percent per annum. Principal repayment of the line is due six months from the date of each cash advance and interest is payable monthly. The total amount outstanding under the financing agreement as of December 31, 2003 and December 31, 2002, was $569,451 and $1,250,451 respectively. Advances made under the financing agreement were used to satisfy senior lien positions and fund capital improvements on certain real estate assets owned by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding financing agreement. During 2003, Management reached an agreement with its Senior Debt Lender to increase the availability under this credit facility from $1.5 million to $2.5 million to cover additional properties foreclosed upon by the Company, which the Company may be required to hold as rental property to maximize its return.

FINANCING ACTIVITIES AND CONTRACTUAL OBLIGATIONS

     Below is a schedule of the Company's contractual obligations and commitments at December 31, 2003.

                                                    LESS THAN
   (AMOUNTS IN THOUSANDS)            TOTAL            1 YEAR       1 - 3 YEARS     3 - 5 YEARS       THEREAFTER
-----------------------------   --------------    ------------    -------------   -------------    -------------
Contractual Cash Obligations:
  Notes Payable                 $  427,447,844    $ 42,947,946    $ 122,065,463   $  35,966,791    $ 226,467,644
  Warehouse Line                    23,315,301      23,315,301               --              --               --
  Operating Leases                   2,327,166         514,269        1,566,641         246,256               --
  Capital Lease                        480,328         162,859          317,469              --               --
  Employment Agreements                275,000         220,000           55,000              --               --
                                --------------    ------------    -------------   -------------    -------------
  Total Contractual Cash
     Obligations                $  453,845,639    $ 67,160,375    $ 124,004,573   $  36,213,047    $ 226,467,644
                                ==============    ============    =============   =============    =============

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

THE COMPANY IS VULNERABLE TO CHANGES IN INTEREST RATES

Interest rate fluctuations can adversely affect the Company's income and value of its common shares in many ways and present a variety of risks, including the risk of mismatch between asset yields and borrowing rates, variances in the yield curve and changing prepayment rates.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply and other factors beyond the Company's control may also affect interest rates. Fluctuations in market interest rates are neither predictable nor controllable and may have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's operating results will depend in large part on differences between the income from its assets (net of credit losses) and its borrowing costs. Most of the Company's assets, consisting primarily of mortgage notes receivable, generate fixed returns and will have terms in excess of five years. The Company funds the origination and acquisition of a significant portion of these assets with borrowings, which have interest rates that are based on the monthly Federal Home Loan Bank of Cincinnati 30-day advance rate ("FHLB"). In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between yields and borrowing rates. Consequently changes in interest rates, particularly short-term rates may influence the Company's net income. The Company's borrowing under agreements with its Senior Debt Lender bear interest at rates that fluctuate with the FHLB rate of Cincinnati and the prime rate. Based on approximately $392 and $35 million of borrowings outstanding under these facilities at December 31, 2003, a 1% change in FHLB and prime rate, would impact the Company's annual net income and cash flows by approximately $2.3 million. Increases in these rates will decrease the net income and market value of the Company's net assets. Interest rate fluctuations that result in interest expense exceeding interest income would result in operating losses.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (such term is defined in Rules 13a-14 (c) and 15d14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the Company' Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

     (b) Changes in Internal Controls. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART III

INFORMATION WITH RESPECT TO ITEMS 10, 11, 12, 13 AND 14 ON FORM 10K WILL BE SET FORTH IN THE DEFINITIVE PROXY STATEMENT, WHICH WILL BE FILED WITHIN 120 DAYS OF DECEMBER 31, 2003, THE COMPANY'S MOST RECENT FISCAL YEAR. SUCH INFORMATION IS INCORPORATED HEREIN BY REFERENCE.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

PART IV

     (a)  EXHIBIT TABLE

EXHIBIT
  NO.                                  DESCRIPTION
--------       -----------------------------------------------------------------
 *3(a)         Restated Certificate of Incorporation. Previously filed with, and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on December 31, 1994.

 *(b) Bylaws of the Company. Previously filed with, and incorporated herein by reference to, the Company's Registration Statement on Form S-4, No. 33-81948, filed with the Commission on November 24,
               1994.

 *10(i)        Promissory Note between Thomas J. Axon and the Company dated
               December 31,1998. Previously filed with, and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on April 14, 1999.

 *10(j) Promissory Note between Steve Leftkowitz, board member, and the Company dated March 31,1999. Previously filed with, and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on March 30, 2000.

 *10(l)        Employment Agreement dated July 17, 2000 between the Company and
               Seth Cohen. Previously filed with, and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on March 31, 2001.

 *10(l)        Employment Agreement dated July 17, 2000 between the Company and
               Seth Cohen. Previously filed with, and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on March 31, 2001.

 31.1          Certification of Chief Executive Officer

 31.2          Certification of Chief Financial Officer

 32.1          Section 1350 Certification of Chief Executive officer and Chief
               Financial Officer

*Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2004                      FRANKLIN CREDIT MANAGEMENT
                                            CORPORATION

                                       By: /s/ THOMAS J. AXON
                                           -----------------------------------
                                               Thomas J. Axon
                                               Chairman

         Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

          Signature                           Title                                            Date
/s/SETH COHEN                       President, Chief Executive Officer, Director           March 31, 2004
------------------
Seth Cohen
(Principal executive officer)

/s/JOSEPH CAIAZZO                   Executive Vice President, Chief Operating              March 31, 2004
-----------------                   Officer, Secretary and Director
Joseph Caiazzo
(Secretary)

/s/ALAN JOSEPH                      Executive Vice President, Chief Financial Officer      March 31, 2004
--------------                      and Director
Alan Joseph
(Principal financial officer)

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                                                           PAGE
INDEPENDENT AUDITORS' REPORT                                                                                  32

 CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets at December 31, 2003 and 2002                                                  33

   Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001                     34

   Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001       35

   Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001              36-37

   Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001         38-57

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Franklin Credit Management Corporation

We have audited the accompanying consolidated balance sheets of Franklin Credit Management Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Credit Management Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

New York, New York

March 31, 2004

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                                       2003               2002
ASSETS

CASH AND CASH EQUIVALENTS                                         $  14,418,876      $  10,576,610

RESTRICTED CASH                                                         413,443            632,883

NOTES RECEIVABLE:
  Principal                                                         465,553,870        435,259,394
  Purchase discount                                                 (25,678,165)       (22,974,310)
  Allowance for loan losses                                         (46,247,230)       (45,841,651)
                                                                  -------------      -------------

           Net notes receivable                                     393,628,475        366,443,433

ORIGINATED LOANS HELD FOR SALE                                       27,372,779         22,869,947

ORIGINATED LOANS HELD FOR INVESTMENT                                  9,536,669                  -

ACCRUED INTEREST RECEIVABLE                                           4,332,419          4,157,615

OTHER REAL ESTATE OWNED                                              13,981,665          9,353,884

OTHER RECEIVABLES                                                     2,893,735          2,259,543

MARKETABLE SECURITIES                                                   202,071                  -

DEFERRED TAX ASSET                                                      681,398            387,767

OTHER ASSETS                                                          3,720,163          2,633,082

BUILDING, FURNITURE AND EQUIPMENT - Net                               1,252,711          1,106,865

DEFERRED FINANCING COSTS- Net                                         4,298,942          3,997,405
                                                                  -------------      -------------

TOTAL ASSETS                                                      $ 476,733,346      $ 424,419,034
                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                           $   4,979,806      $   3,818,557
  Financing agreements                                               23,315,301         11,557,369
  Notes payable                                                     427,447,844        395,266,144
  Deferred tax liability                                              1,311,089            783,115
                                                                  -------------      -------------

           Total liabilities                                        457,054,040        411,425,185
                                                                  -------------      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 10,000,000 authorized shares;
    issued and outstanding: 5,916,527                                    59,167             59,167
  Additional paid-in capital                                          6,985,968          6,985,968
  Retained earnings                                                  12,634,171          5,948,714
                                                                  -------------      -------------

           Total stockholders' equity                                19,679,306         12,993,849
                                                                  -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 476,733,346      $ 424,419,034
                                                                  =============      =============

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

                                                   2003             2002               2001
REVENUES:
  Interest income                              $ 42,699,710     $ 36,728,735      $ 28,824,624
  Purchase discount earned                        5,154,601        3,841,927         3,986,498
  Gain on sale of notes receivable                1,118,239          139,519           986,570
  Gain on sale of loans held for sale             3,236,616        2,259,979           842,051
  Gain on sale of other real estate owned         1,027,130          796,562         1,448,548
  Rental income                                     113,255          152,965           330,250
  Prepayments penalties and other income          4,217,008        2,922,750         1,544,817
                                               ------------     ------------      ------------

                                                 57,566,559       46,842,437        37,963,358
                                               ------------     ------------      ------------
OPERATING EXPENSES:
  Interest expense                               21,672,993       19,127,713        20,754,281
  Collection, general and administrative         17,864,786       12,882,135        10,411,012
  Recovery of a special charge                            -       (1,662,598)                -
  Provision for loan losses                       3,164,103        2,713,864         2,187,453
  Amortization of deferred financing costs        1,979,208        1,264,112         1,058,443
  Depreciation                                      505,012          339,761           226,021
                                               ------------     ------------      ------------

                                                 45,186,102       34,664,987        34,637,210
                                               ------------     ------------      ------------

INCOME BEFORE PROVISION FOR INCOME TAXES         12,380,457       12,177,450         3,326,148

PROVISION FOR INCOME TAXES                        5,695,000        5,514,000           444,000
                                               ------------     ------------      ------------

NET INCOME                                     $  6,685,457     $  6,663,450      $  2,882,148
                                               ============     ============      ============
NET INCOME  PER COMMON SHARE:
  Basic                                        $       1.13     $       1.13      $       0.49
                                               ============     ============      ============

  Diluted                                      $       1.02     $       1.07      $       0.49
                                               ============     ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING, BASIC                              5,916,527        5,916,527         5,916,527
                                               ============     ============      ============
  OUTSTANDING, DILUTED                            6,536,639        6,216,337         5,916,527
                                               ============     ============      ============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

                                        COMMON STOCK              ADDITIONAL
                               -----------------------------        PAID-IN        RETAINED
                                  SHARES            AMOUNT          CAPITAL         EARNINGS            TOTAL
BALANCE, JANUARY 1, 2001          5,916,527     $     59,167     $  6,985,968     $ (3,596,884)     $  3,448,251

  Net income                              -                -                -        2,882,148         2,882,148
                               ------------     ------------     ------------     ------------      ------------

BALANCE, DECEMBER 31, 2001        5,916,527           59,167        6,985,968         (714,736)        6,330,399

  Net income                              -                -                -        6,663,450         6,663,450
                               ------------     ------------     ------------     ------------      ------------

BALANCE, DECEMBER 31, 2002        5,916,527           59,167        6,985,968        5,948,714        12,993,849

  Net income                              -                -                -        6,685,457         6,685,457
                               ------------     ------------     ------------     ------------      ------------

BALANCE, DECEMBER 31, 2003        5,916,527     $     59,167     $  6,985,968     $ 12,634,171      $ 19,679,306
                               ============     ============     ============     ============      ============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                    2003               2002               2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $   6,685,457      $   6,663,450      $   2,882,148
  Adjustments to reconcile income to net cash used in
    operating activities:
    Gain on sale of notes receivable                              (1,118,239)          (139,519)          (986,570)
    Gain on sale of other real estate owned                       (1,027,130)          (796,562)        (1,448,548)
    Depreciation                                                     505,012            339,761            226,021
    Amortization of deferred financing costs                       1,979,208          1,264,112          1,058,443
    Origination of loans held for sale                           (97,143,554)       (70,444,721)       (39,594,000)
    Proceeds from the sale of and principal collections on
      loans held for sale - net of gain                           80,810,221         53,355,507         17,930,017
    Purchase discount earned                                      (5,154,601)        (3,841,927)        (3,986,498)
    Provision for loan losses                                      3,164,103          2,713,864          2,187,453
    Changes in operating assets and liabilities:
       Accrued interest receivable                                  (174,804)           638,174         (1,399,384)
       Other receivables                                            (634,192)        (3,045,866)        (3,370,966)
        Deferred tax asset                                          (293,631)         1,179,821          1,913,414
        Other assets                                              (1,087,834)          (739,030)          (451,365)
        Deferred tax liability                                       527,974         (1,308,203)        (1,469,743)
        Accounts payable and accrued expenses                      1,161,249           (411,646)         1,295,406
        Notes payable, affiliates and stockholders                         -                  -           (146,835)
                                                               -------------      -------------      -------------
           Net cash used in operating activities                 (11,800,761)       (14,572,785)       (25,361,007)
                                                               -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in restricted cash                            (219,440)           (91,440)           391,131
  Purchase of notes receivable                                  (213,638,801)      (184,090,904)      (162,340,435)
  Principal collections on notes receivable and loans held
    for Investment                                               156,924,859        110,541,717         72,930,175
  Investment in marketable securities                               (203,771)                 -                  -
  Acquisition and loan fees                                       (2,564,246)        (2,065,626)        (1,420,254)
  Proceeds from sale of other real estate owned                   16,407,503          7,053,926          8,609,271
  Proceeds from sale of notes receivable                          15,648,149          1,000,083         19,905,420
  Purchase of building, furniture and fixtures                      (650,858)          (295,455)          (508,722)
                                                               -------------      -------------      -------------

           Net cash used in investing activities                 (28,296,605)       (67,947,699)       (62,433,414)
                                                               -------------      -------------      -------------

Continued on next page

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

CONTINUED FROM PREVIOUS PAGE

                                                                2003              2002             2001
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                              226,367,253        205,224,166        176,562,187
  Principal payments of notes payable (194,185,553)       (194,165,519)      (123,901,830)       (93,668,864)
  Proceeds from financing agreements                       101,322,968         74,886,326         38,495,144
  Payments on financing agreements                         (89,565,036)       (70,871,468)       (32,973,967)
  Principal payments of subordinated debentures                      -            (24,262)           (48,263)
                                                         -------------      -------------      -------------
           Net cash provided by financing activities        43,939,632         85,312,932         88,366,237
                                                         -------------      -------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    3,842,266          2,792,448            571,816
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                10,576,610          7,784,162          7,212,346
                                                         -------------      -------------      -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                   $  14,418,876      $  10,576,610      $   7,784,162
                                                         =============      =============      =============
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash payments for interest                             $  21,204,660      $  19,404,197      $  18,931,784
                                                         =============      =============      =============
  Cash  payments for taxes                               $   5,713,700      $   5,425,000      $      56,875
                                                         =============      =============      =============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

     1. ORGANIZATION AND BUSINESS

     Franklin Credit Management Corporation ("the Company"), a Delaware corporation, was formed to acquire performing, nonperforming, nonconforming and subperforming notes receivable and promissory notes from financial institutions, and mortgage and finance companies. The Company services and collects such notes receivable through enforcement of the original note term, modification of original note terms and, if necessary, liquidation of the underlying collateral.

     In January 1997, a wholly owned subsidiary was formed, to originate or purchase, sub-prime residential mortgage loans to individuals whose credit histories, income and other factors cause them to be classified as nonconforming borrowers.

     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates of the Company are allowance for loan losses. The Company's estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility and credit exposure. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions may occur which could cause actual results to differ materially.

     RECLASSIFICATION- Certain prior years amounts have been reclassed to conform with current year presentation.

     OPERATING SEGMENTS- Statement of Financial Accounting Standards ("SFAS") No. 131 Disclosures about Segments of an Enterprise and Related Information requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets. The Company is currently operating in two business segments: (i) portfolio asset acquisition; and (ii) mortgage banking. (See note 9)

     EARNINGS PER SHARE- Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding, including the dilutive effect, if any, of stock options outstanding, calculated under the treasury stock method.

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

     The Company's notes receivable are collateralized by real estate located throughout the United States with a concentration in California, New York, Georgia, and Florida. Accordingly, the collateral value of a substantial portion of the Company's real estate notes receivable and real estate acquired through foreclosure is susceptible to changes in certain specific market conditions.

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on notes receivable, future additions to the allowance or write-downs may be necessary based on changes in economic conditions. An allowance of $46,247,230 and $45,841,651 is included in notes receivable at December 31, 2003 and 2002, respectively.

     ORIGINATED LOANS HELD FOR SALE- The loans held for sale consist primarily of secured real estate first and second mortgages originated by the Company. Such loans held for sale are performing and are carried at lower of cost or market. The gain/loss on sale is recorded as the difference between the carrying amount of the loan and the proceeds from sale on a loan-by-loan basis. The Company records a sale when the title transfers to the seller. In the second quarter of 2003, the Company's holding strategy on several loans originated changed and the unamortized cost of these loans was transferred from the loans held for sale category into loans held for investment.

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

     DEFERRED FINANCING COSTS - Costs incurred in connection with obtaining financing are deferred and are amortized over the term of the related loan.

     RETIREMENT PLAN - The Company has a defined contribution retirement plan covering all full-time employees who have completed one month of service. Contributions to the plan are made in the form of payroll deductions based on employees' pretax wages. Currently, the Company offers a company match of 50% of the first 3% of the employees' contribution.

     INCOME TAXES - Income taxes are accounted for under SFAS No. 109 Accounting for Income Taxes" which requires an asset and liability approach in accounting for income taxes. This method provides for deferred income tax assets or liabilities based on the temporary difference between the income tax basis of assets and liabilities and their carrying amount in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     a. CASH, RESTRICTED CASH, ACCRUED INTEREST RECEIVABLES, OTHER RECEIVABLE AND ACCRUED INTEREST PAYABLE - The carrying values reported in the consolidated balance sheets are a reasonable estimate of fair value.

     b. NOTES RECEIVABLE - Fair value of the net note receivable portfolio is estimated by discounting the future cash flows using the interest method. The fair value of notes receivable at December 31, 2003 and 2002 was $393,628,475 and 366,443,433, respectively.

     c. SHORT-TERM BORROWINGS - The interest rate on financing agreements and other short-term borrowings reset on a monthly basis therefore, the carrying amounts of these liabilities approximate their fair value. The fair value at December 31, 2003 and 2002 was $23,315,301 and $11,557,369, respectively.

     d. LONG-TERM DEBT - Fair value of the Company's long-term debt (notes payable) is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value approximates $427,447,844 at December 31, 2003.

     COMPREHENSIVE INCOME - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income in 2003, 2002 and 2001 therefore net income was the same as its comprehensive income.

     ACCOUNTING FOR STOCK OPTIONS- The incentive stock option plan is accounted for under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in net income for stock options, because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Had compensation cost been determined upon the fair value of the stock options at the grant date consistent with the method of SFAS No.123, the Company's 2003, 2002, and 2001 net income and earnings per share would have been reduced to the pro forma amounts indicated in the table that follows.

                                                                2003             2002                2001
Net income  - as reported                                   $ 6,685,457       $ 6,663,450        $ 2,882,148
Net income  -  pro forma                                    $ 6,620,124       $ 6,585,073        $ 2,882,148

Net income  per common share - basic - as reported                $1.13             $1.13              $0.49
Net income per common share - basic - pro forma                   $1.12             $1.12              $0.49
Net income per common share - dilutive - as reported              $1.02             $1.07              $0.49
Net income per common share - dilutive - pro forma                $1.01             $1.06              $0.49

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

Dividend yield                              0%          0%            0%
Volatility                                 97%        139%          241%
Risk-free interest rate                     5%       5.20%         3.62%
Weighted average expected lives       5 years     5 years       3 years

     There were 39,000 options granted during the 2003. The weighted average fair value of options granted during the year was $2.41. The fair value of the options granted was estimated using the Black-Scholes option-pricing model.

     RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations on January 1, 2003. On January 1, 2003, the Company also adopted SFAS No. 145, Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In addition, in 2003, Interpretation No. 45 "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was adopted by the Company. Implementation of these statements did not have a material impact on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. Adoption of the provisions of the Statement in 2003 did not have any impact since the Company will continue to use the intrinsic value method as set forth in APB No. 25.

     In January of 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which was amended by Interpretation No. 46(R) in December of 2003. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As it applies to the Company, Interpretation No. 46(R) will be immediately effective for all variable interests in variable interest entities created after December 31, 2003, and to all variable interest entities on March 31, 2004. The adoption of Interpretation No. 46(R) is expected to have no impact on the Company's consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. In October of 2003, the FASB agreed to defer, indefinitely, the application of paragraphs 9 and 10 of SFAS No. 150 regarding mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under SFAS No. 150 for the subsidiary. The adoption of the remaining provisions of this pronouncement on July 1, 2003 had no impact on the Company's consolidated financial statements.

3. NOTES RECEIVABLE, LOANS HELD FOR SALE, PURCHASE DISCOUNT AND ALLOWANCE FOR LOAN LOSSES

     Notes receivable consist principally of real estate mortgages as of December 31, 2003 and 2002 and are classified as follows:

                                     2003               2002
Real estate secured             $ 436,748,611      $ 399,197,450
Consumer unsecured                  8,382,427         19,345,544
Mobile homes                       14,871,762         12,091,393
Other                               5,551,070          4,625,007
                                -------------      -------------

                                  465,553,870        435,259,394
Less:
  Purchase discount               (25,678,165)       (22,974,310)
  Allowance for loan losses       (46,247,230)       (45,841,651)
                                -------------      -------------

Balance                         $ 393,628,475      $ 366,443,433
                                =============      =============

     Originated loans held for sale at December 31, 2003 and 2002 represent real estate mortgages.

                                    2003
Real estate secured             $ 9,575,896
Consumer unsecured                   53,816
Mobile homes                         85,240
                                -----------
                                  9,714,952

Less:
  Allowance for loan losses        (178,283)
                                -----------
Balance, December 31, 2003      $ 9,536,669
                                ===========

     As of December 31, 2003, contractual maturities of notes receivable, originated loans held for sale and originated loans held for investment net of the allowance for loan losses if any, were as follows:

                                                     ORIGINATED          ORIGINATED
YEAR ENDING                          NOTES           LOANS HELD          LOANS HELD
DECEMBER 31,                      RECEIVABLE          FOR SALE         FOR INVESTMENT
2004                             $ 18,210,384       $    370,120       $    512,561
2005                               16,949,622            391,782            522,065
2006                               16,006,666            415,052            533,284
2007                               14,965,218            440,057            545,355
2008                               20,321,242            407,462            152,368
Thereafter                        332,853,508         25,348,306          7,271,036
                                 ------------       ------------       ------------
Balance, December 31, 2003       $419,306,640       $ 27,372,779       $  9,536,669
                                 ============       ============       ============

     It is the Company's experience that a portion of the notes receivable portfolio may be renewed or repaid before contractual maturity dates. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections. During the years ended December 31, 2003, 2002 and 2001, cash collections of principal amounts totaled approximately $157,000,000, $120,000,000 and $ 72,900,000 respectively, and the ratios of these cash collections to average $73,000,000 principal balances were approximately 33%, 29% and 23% respectively.

     Changes in the allowance of loan losses on notes receivable for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                      2003               2002                 2001
Balance, beginning                               $ 45,841,651        $ 33,490,456        $ 24,086,322
Allowance allocated on purchased portfolio         11,413,944          15,551,056           9,198,705
Loans charged to allowance                        (14,172,468)         (5,913,725)         (1,982,024)
Provision for loan losses                           3,164,103           2,713,864           2,187,453
                                                 ------------        ------------        ------------
Balance, ending                                  $ 46,247,230        $ 45,841,651        $ 33,490,456
                                                 ============        ============        ============

     At December 31, 2003, 2002 and 2001, principal amounts of notes receivable included approximately $126,000,000, $119,000,000 and $75,000,000 respectively, of notes for which there was no accrual of interest income. The following information relates to impaired notes receivable, which include all nonaccrual loans as of and for the years ended December 31, 2003, 2002 and 2001:

                                                        2003               2002               2001
Total impaired notes receivable                     $126,341,722       $119,134,128       $ 74,563,057
                                                    ============       ============       ============
Allowance for loan losses related to impaired
  notes receivable                                  $ 30,111,278       $ 32,809,607       $ 24,810,426
                                                    ============       ============       ============
Average balance of impaired notes receivable
  during the year                                   $122,737,925       $ 96,848,593       $ 64,049,206
                                                    ============       ============       ============
Interest income recognized                          $  2,196,003       $  5,866,377       $  2,223,530
                                                    ============       ============       ============

     In the normal course of business, the Company restructures or modifies terms of notes receivable to enhance the collectability of certain notes that were impaired at the date of acquisition and were included in certain portfolio purchases. Notes that are current under their restructured or modified terms are not considered impaired.

4.   BUILDING, FURNITURE AND EQUIPMENT

     At December 31, 2003 and 2002, building, furniture and equipment consisted of the following:

                                       2003             2002
Building and improvements           $1,094,336       $1,060,359
Furniture and equipment              1,871,925        1,255,044
                                    ----------       ----------
                                     2,966,261        2,315,403
Less accumulated depreciation        1,713,550        1,208,538
                                    ----------       ----------
                                    $1,252,711       $1,106,865
                                    ==========       ==========

5.   NOTES PAYABLE

     Notes payable ("Senior Debt") consists primarily of loans made to the Company from a bank ("Senior Debt Lender") to acquire portfolios of notes receivable. The Company has a credit facility ("Facility") with the Senior Debt Lender. The Facility was amended on March 19, 2003 and provides the Company with the ability to borrow up to an aggregate of $500,000,000 at rates based on the Federal Home Loan Bank of Cincinnati (FHLB) 30-day advance rate plus an additional spread of 3.50%. As of December 31, 2003 and 2002, the Company had several loans outstanding to its Senior Debt Lender with an aggregate principal balance of $427,213,039 and $395,011,306 respectively. All notes payable are secured by an interest in the notes receivable, payments to be received under the notes and the underlying collateral securing the notes. At December 31, 2003, approximately $ 35,071,944 of borrowings accrues interest at a rate of prime plus a margin of 0% to 1.75%. The remaining $392,141,095 accrues interest at the FHLB 30 day advance rate plus 3.50%. The remaining $234,805 accrues interest at 8.93%. The above loans requires all cash collections received on the notes receivable to be paid to the Senior Debt Lender and the Company is provided with $1,912,500 monthly, to fund operations.

     At December 31, 2003 and 2002, the weighted average interest rate on the Senior Debt was 4.82% and 4.85%, respectively.

     The above loans also require additional monthly principal reductions based on cash collections received by the Company.

     Aggregate contractual maturities of all notes payable at December 31, 2003 are as follows:

2004             $ 42,947,946
2005               42,148,523
2006               40,903,803
2007               39,013,137
2008               35,966,791
Thereafter        226,467,644
                 ------------
                 $427,447,844
                 ============

6.   FINANCING AGREEMENTS

     The Company has the following financing agreements with certain banks: warehouse financing agreement, credit facility, and line of credit.

     The warehouse financing agreement provides the Company with the ability to borrow a maximum of $30,000,000 at a rate equal to the bank's prime rate or a floor of 5%, if prime is lower than 5%. This credit facility is to be utilized for the purpose of originating mortgage loans. As of December 31, 2003 and 2002, $22,646,114 and $10,196,976, respectively, are outstanding on the warehouse financing agreement and are secured by originated loans held for sale. The prime rate at December 31, 2003 was 4%.

     The credit facility provides the Company with the ability to borrow a maximum of $2,500,000 at a rate equal to the bank's prime rate plus two percent per annum. The credit facility is to be utilized through a series of loans made to purchase the underlying collateral of certain nonperforming real estate secured loans. Principal repayment of each respective loan is due six months from the date of each advance and interest is payable monthly. As of December 31, 2003 and 2002, $569,451 and $1,250,451, respectively, are outstanding on this credit facility.

     The credit facility is secured by a first priority security interest in the respective notes receivable, the individual real estate that may be purchased, payments to be received under the notes receivable, an unconditional guarantee by one of the stockholders of the Company, and collateral securing the notes of certain loan portfolios.

     The line of credit provides the Company with a line of credit to borrow a maximum of $150,000 at a rate equal to the bank's prime rate plus one percent per annum. As of December 31, 2003, and 2002, $99,736 and $109,942, respectively, are outstanding on the line of credit. The bank's prime rate at December 31, 2003 was 4%.

7.       INCOME TAX MATTERS

         The components of the income tax provision for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                          2003          2002          2001
Current provision:
  Federal                                              $ 4,131,000   $ 3,317,000   $   146,000
  State and local                                        1,036,000     1,043,000        79,000
                                                       -----------   -----------   -----------

                                                         5,167,000     4,360,000       225,000
                                                       -----------   -----------   -----------
Deferred provision:
  Federal                                                  422,000       945,000       671,000
  State and local                                          106,000       209,000       588,000
                                                       -----------   -----------   -----------
                                                           528,000     1,154,000     1,259,000
                                                       -----------   -----------   -----------

Decrease in valuation allowance                                  -             -    (1,040,000)
                                                       -----------   -----------   -----------

Provision                                              $ 5,695,000   $ 5,514,000   $   444,000
                                                       ===========   ===========   ===========

         A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate of 34% to income before income tax expense) to the provision for income taxes in the accompanying consolidated statements of income for the years ended December 31, 2003, 2002, and 2001 are as follows:

                                                          2003          2002          2001
Tax determined by applying U.S. statutory rate
  to income                                            $ 4,546,000   $ 4,262,000   $ 1,164,000
Increase in taxes resulting from:
State and local income taxes, net of Federal benefit     1,142,000     1,252,000       331,000
Meals and entertainment (net of adjustments)                 7,000             -         5,000
Decrease in valuation allowance                                  -             -    (1,040,000)
Other items, net                                                 -             -       (16,000)
                                                       -----------   -----------   -----------

                                                       $ 5,695,000   $ 5,514,000   $   444,000
                                                       ===========   ===========   ===========

         The tax effects of temporary differences that give rise to significant components of deferred tax assets and deferred tax liabilities at December 31, 2003, and 2002 are presented below:

                                         2003          2002
Deferred liabilities:
  Purchase discount                   $   926,596   $  783,115
  Deferred cost                       $   384,493            -
                                      -----------   ----------
                                                -            -
           Deferred tax liabilities   $ 1,311,089   $  783,115
                                      ===========   ==========

Deferred tax assets:
  Inventory, repossessed collateral   $   681,398   $  387,767
                                      -----------   ----------

           Deferred tax assets        $   681,398   $  387,767
                                      ===========   ==========

         The Company has not recorded an evaluation allowance, as the Company believes all of the deferred tax assets will be realized.

8.       STOCK OPTION PLAN

         During 1996, the Company adopted an incentive stock option plan for certain of its officers and directors. Under the terms of the Plan, options to purchase an aggregate of up to 800,000 shares of the Company's common stock may be granted. During 2000, the Company revised its incentive stock plan increasing the plan to aggregate to 1,600,000 shares. Each option has an exercise price at least equal to the fair market value of the shares of common stock at the time the option is granted. Options become exercisable at various times after the date granted and expire ten years after the date granted.

         The Company granted 39,000 options to five members of the Board of Directors during 2003. The weighted average fair value of options granted during the year was $2.41. The fair value of the options granted was estimated using the Black-Scholes option-pricing model.

         During 2002, the Company granted 121,000 options to members of the Board of Directors and 275,000 options to various management employees. Also during 2002, 130,000 options were forfeited by former Company officers. There were no options granted during 2001.

       Transactions in stock options under the plan are summarized as follows:

                                                         WEIGHTED
                                                         AVERAGE
                                                         EXERCISE
                                             SHARES       PRICE
Options outstanding at January 1, 2001        712,500    $   1.00
Granted                                             -           -
Forfeited                                           -           -
                                            ---------    --------
Options outstanding at December 31, 2001      712,500    $   1.00
                                            ---------    --------

Granted                                       396,000        0.75
Forfeited                                    (130,000)       1.00
                                            ---------    --------

Options outstanding at December 31, 2002      978,500    $   0.90

Granted                                        39,000        2.25
Expired                                             -           -
                                            ---------    --------

Options outstanding at December 31, 2003    1,017,500    $   0.95
                                            =========    ========

         As of December 31, 2003, 2002, and 2001, there were 1,017,500, 978,500, and 712,500 options exercisable respectively.

9.       OPERATING SEGMENTS

         The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires performing, nonperforming, nonconforming and sub performing notes receivable and promissory notes from financial institutions, mortgage and finance companies, and services and collects such notes receivable through enforcement of original note terms, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage banking segment originates or purchases sub prime residential mortgage loans for individuals whose credit histories, income and other factors cause them to be classified as nonconforming borrowers.

         The Company's management evaluates the performance of each segment based on profit or loss from operations before unusual and extraordinary items and income taxes.

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

                                                  2003           2002           2001
REVENUES:
  Interest income                             $ 39,472,458   $ 33,435,447   $ 27,065,644
  Purchase discount earned                       4,912,686      3,841,927      3,986,498
  Gain on sale of notes receivable               1,118,239        139,519        986,570
  Gain on sale of other real estate owned          995,899        796,562      1,448,548
  Rental income                                    113,255        152,965        330,250
  Other                                          3,567,165      2,402,977      1,327,927
                                              ------------   ------------   ------------

                                                50,179,702     40,769,397     35,145,437
                                              ------------   ------------   ------------

OPERATING EXPENSES:
  Interest expense                              20,069,282     17,423,341     20,068,167
  Collection, general and administrative        13,741,836     10,646,814      8,894,760
  Recovery of a special charge                           -     (1,662,598)             -
  Provision for loan losses                      3,100,524      2,612,361      2,077,588
  Amortization of deferred financing costs       1,851,339      1,095,529        996,412
  Depreciation                                     428,906        279,616        179,150
                                              ------------   ------------   ------------

                                                39,191,887     30,395,063     32,216,077
                                              ------------   ------------   ------------

INCOME  BEFORE PROVISION FOR INCOME
  TAXES                                       $ 10,987,815   $ 10,374,334   $  2,929,360
                                              ============   ============   ============

MORTGAGE BANKING

                                                            2003             2002             2001
REVENUES:
  Interest income                                       $   3,227,252    $   3,293,289    $   1,758,979
  Purchase Discount                                           241,915                -                -
  Gain on sale of loans held for sale                       3,236,616        2,259,979          842,051
  Gain on sale of other real estate owned                      31,231                -                -
  Other                                                       649,843          519,772          216,891
                                                        -------------    -------------    -------------
                                                            7,386,857        6,073,040        2,817,921
                                                        -------------    -------------    -------------

OPERATING EXPENSES:
  Interest expense                                          1,603,711        1,704,372          686,114
  Collection, general and administrative                    4,122,950        2,235,321        1,516,252
  Provision for loan loss                                      63,579          101,503          109,865
  Amortization of deferred financing costs                    127,869          168,583           62,031
  Depreciation                                                 76,106           60,145           46,871
                                                        -------------    -------------    -------------
                                                            5,994,215        4,269,924        2,421,133
                                                        -------------    -------------    -------------

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                 $   1,392,642    $   1,803,116    $     396,788
                                                        =============    =============    =============

CONSOLIDATED ASSETS:
  Portfolio asset acquisition and resolution assets     $ 428,436,923    $ 400,088,702    $ 303,705,008
  Mortgage banking assets                                  48,296,423       24,330,332       29,520,868
                                                        -------------    -------------    -------------

Consolidated assets                                     $ 476,733,346    $ 424,419,034    $ 333,225,876
                                                        =============    =============    =============

TOTAL ADDITIONS TO BUILDING, FURNITURE
AND FIXTURES:
   Portfolio asset acquisition and resolution assets    $     503,221    $     253,140    $     471,402
   Mortgage banking assets                                    147,637           42,314           37,320
                                                        -------------    -------------    -------------
   Consolidated additions to building,
   furniture and fixtures                               $     650,858    $     295,455    $     508,722
                                                        =============    =============    =============

CONSOLIDATED REVENUE:
   Portfolio asset acquisition and resolution           $  50,179,702    $  40,769,397    $  35,145,437
   Mortgage banking                                         7,386,857        6,073,040        2,817,921
                                                        -------------    -------------    -------------
   Consolidated Revenue                                 $  57,566,559    $  46,842,437    $  37,963,358
                                                        =============    =============    =============

CONSOLIDATED NET INCOME :
    Portfolio asset acquisition and resolution          $   5,933,419    $   5,671,774    $   2,485,360
    Mortgage banking                                          752,038          991,676          396,788
                                                        -------------    -------------    -------------
    Consolidated Net Income                             $   6,685,457    $   6,663,450    $   2,882,148
                                                        =============    =============    =============

10.      CERTAIN CONCENTRATIONS

         The following table summarizes certain information and locations of mortgage loans as of December 31, 2003:

California           $76,547,084      15.23%
New York              40,180,064       8.00%
Georgia               37,091,524       7.38%
Florida               34,664,408       6.90%
Texas                 23,957,617       4.77%
Michigan              18,565,089       3.69%
Pennsylvania          18,239,588       3.63%
New Jersey            17,939,188       3.57%
Ohio                  17,746,000       3.53%
Illinois              17,257,437       3.43%
Maryland              13,859,712       2.76%
North Carolina        13,122,603       2.61%
Arizona               10,390,790       2.07%
All others           162,999,602      32.43%
                    ------------     ------
 Total              $502,560,706     100.00%
                    ============     ======

         Such real estate notes receivable and loans held are collateralized by real estate with a concentration in these regions. Accordingly, the collateral value of a substantial portion of the Company's real estate notes receivable and real estate acquired through foreclosure is susceptible to changes in market conditions in these regions. In the event of sustained adverse economic conditions, it is possible that the Company could experience a negative impact in its ability to collect on existing loans, or liquidate foreclosed assets in these regions, which could impact the Company's related loan loss estimates.

         Substantially all of the Company's existing debt and available credit facilities are with one financial institution. The Company's purchases of new portfolios are contingent upon the continued availability of these credit facilities.

11.      COMMITMENTS AND CONTINGENCIES

         Employment Agreements - Effective April 1, 2002, the Company entered into a three-year employment agreement with its Chief Operating Officer. The agreement provides for, among other things, a stipulated base salary, and share in a bonus pool of up to 10.0% of the Company's net income in excess of $500,000.

         Effective July 17, 2000, the Company entered into a three-year employment agreement with its Chief Executive Officer. The agreement provides for, among other things, a stipulated base salary, and share in a bonus pool of up to 10% of the Company's net income in excess of $500,000.

         Operating Leases - Certain secondary office and file space is leased under operating leases. The combined future minimum lease payments at December 31, 2003 are as follows:

YEAR ENDED                                              AMOUNT
2004                                                  $   514,269
2005                                                      535,056
2006                                                      547,888
2007                                                      483,697
2008                                                      208,456
Thereafter                                                 37,800
                                                      -----------
                                                      $ 2,327,166
                                                      ===========

         Capital Leases - Certain office equipment is leased under capital leases. The combined future minimum lease payments at December 31, 2003 are as follows:

YEAR ENDED                                              AMOUNT
2004                                                  $   162,859
2005                                                      162,859
2006                                                      154,609
                                                      -----------
                                                      $   480,327
                                                      ===========

         Legal Actions - The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's financial statements.

          Sale of Notes Receivable with recourse- In June 1996, the Company sold notes receivable with a net carrying value of approximately $5,400,000 for approximately $6,400,000 to the Company's Senior Debt Lender and retained the servicing rights. Such notes were sold with recourse. The recourse provision amounted to approximately $600,000 and provides that should a note become sixty days past due the Company must either buy it back or replace it with a note that is approximately equivalent to the outstanding principal and accrued interest. In addition, the buyer of the notes has the right to proceed to foreclose on the delinquent note and, after sale of the collateral, require the Company to pay any deficiency balance on the note. At December 31, 2003 the remaining obligation under the recourse provision is approximately $425,000.

         In June 1997, the Company sold notes receivable with a net carrying value of approximately $3,900,000 for approximately $4,900,000 to the Company's Senior Debt Lender and retained the servicing rights. Such notes were sold with recourse. The recourse provision amounted to approximately $500,000 and provides that should a performing note become sixty days past due the Company must either buy it back or replace it with a note that is approximately equivalent to the outstanding principal and accrued interest. In addition, the buyer of the notes has the right to proceed to foreclose on the delinquent note and, after sale of the collateral, require the Company to pay any deficiency balance on the note. At December 31, 2003 the remaining obligation under the recourse provision was approximately $28,938.

         During the year the Company sold $2,730,605 of loans to one investor and retained the servicing rights. SFAS 140 requires that entities that acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained must allocate the total costs of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair values. The amount attributable to the servicing assets was determined to be $20,480 and is capitalized as a servicing asset in other assets in the consolidated balance sheet.

         As of December 31, 2003 the unpaid balances of the above mortgage loans being serviced by the Company were $3,574,724. Mortgage loans serviced for others are not included in the Company's consolidated balance sheet.

12.      RELATED PARTY TRANSACTIONS

         During 2000, Mr. Axon, the Company's Chairman, purchased from the Company a New York condominium held by the Company in its other real estate owned inventory. The consideration included the issuance by Mr. Axon of a note to the Company in the amount of $165,000. The note bears interest at a rate of 8% per annum, is secured by the condominium property, and is due together with all accrued interest and other charges on January 30, 2004. The Company and Mr. Axon extended the note until April 2004. The note and accrued interest is included in other assets.

         On December 31, 1998, with the approval of the Board of Directors, the Company sold one of its mortgage notes to the President of the Company for $418,500. The mortgage note was paid for through the reduction of a note payable of $184,335 due to an affiliated company, in which the President is a partner and through the issuance of a promissory note from the President for $234,165. The note is included in notes receivable and was extended until April 2004.

         At December 31, 2003, the Company is due a receivable from an affiliate, RMTS Associates, of $62,481. This receivable represents various shared operating expenses that are paid for by the Company and then reimbursed by RMTS.

         On March 31, 1999, Mr. Steven W. Leftkowitz, a board member and stockholder, purchased from the Company without recourse a note held by the Company. The consideration given included a note for $270,000 of indebtedness to the Company. The note bears interest at a rate of 8% per annum payable monthly and is secured by a mortgage on real estate. This note was paid of on March 31, 2004.

13.      SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

         The table below sets forth selected unaudited financial information for each quarter of the last two fiscal years. During the second quarter of 2002, the Company received a $1,662,598 cash settlement representing a recovery of a special charge taken to income during 1997 to reserve for a portfolio purchase of $1.8 million.

2003

Revenue                              $ 13,939,228   $ 13,957,953   $ 14,057,724   $ 15,611,654
Operating expenses                     10,517,883     11,246,377     11,386,400     12,035,442
                                     ------------   ------------   ------------   ------------
Income before income taxes           $  3,421,345   $  2,711,576   $  2,671,324   $  3,576,212
                                     ------------   ------------   ------------   ------------

Provision for Income taxes              1,573,800      1,282,500      1,215,900      1,622,800
                                     ------------   ------------   ------------   ------------

Net Income                           $  1,847,545   $  1,429,076   $  1,455,424   $  1,953,412
                                     ============   ============   ============   ============
Income per common share
     Basic                           $       0.31   $       0.24   $       0.25   $       0.33
                                     ============   ============   ============   ============
     Diluted                         $       0.30   $       0.22   $       0.22   $       0.30
                                     ============   ============   ============   ============

2002

Revenue                              $ 10,671,461   $ 11,306,298   $ 12,220,502   $ 12,644,176
Recovery of a special charge                    -      1,662,598              -              -
Operating expenses                   $  7,758,575   $  8,848,584   $  9,374,722   $ 10,345,704
                                     ------------   ------------   ------------   ------------
Income before income income taxes       2,912,886      4,120,312      2,845,780      2,298,472

Provision for Income taxes              1,354,500      1,854,250      1,280,601      1,024,649
                                     ------------   ------------   ------------   ------------

Net Income                           $  1,558,386   $  2,266,062   $  1,565,179   $  1,273,823
                                     ============   ============   ============   ============
Income per common share
     Basic                           $       0.26   $       0.38   $       0.26   $       0.22
                                     ============   ============   ============   ============
     Diluted                         $       0.26   $       0.36   $       0.25   $       0.20
                                     ============   ============   ============   ============

14.      SUBSEQUENT EVENTS

         The credit facility with the Senior Debt Lender was amended on February 28, 2004 and provides the Company with the ability to borrow up to an aggregate of $550,000,000 at rates based on the Federal Home Loan Bank of Cincinnati (FHLB) 30-day advance rate plus an additional spread of 3.50%. The above financing agreement requires all cash collections received on the notes receivable to be paid to the Senior Debt Lender and the Company is provided with $2,075,000 monthly, to fund operations.