Form 10-Q
period 2004-03-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2004-05-14
CIK 831246

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES


==============================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

As of March 31, 2004 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding.

=============================================================================

                     FRANKLIN CREDIT MANAGEMENT CORPORATION

                                    FORM 10-Q

                                      INDEX

                                 C O N T E N T S


PART I. FINANCIAL INFORMATION                                     Page
Item 1. Interim Financial Statements (unaudited)

        Consolidated Balance Sheets at March 31, 2004
        and December 31,2003                                         3

        Consolidated Statements of Income for the three
        months ended March 31, 2004 and March 31, 2003               4

        Consolidated Statements of Stockholders' Equity for
        the three months ended March 31, 2004                        5

        Consolidated Statements of Cash Flows for the three
        months ended March 31, 2004 and March 31, 2003               6

        Notes to Consolidated Financial Statements                 7-13

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       14-21

Item 3. Quantitative and Qualitative Disclosure about
        Market Risk                                                  22

Item 4. Controls and Procedures                                      22

PART II.OTHER INFORMATION

Item 1. Legal Proceedings                                            23

Item 2. Changes in Securities and Use of Proceeds                    23

Item 3. Defaults Upon Senior Securities                              23

Item 4. Submission of Matters to a Vote of Security Holders          23

Item 5. Other Information                                            23

Item 6. Exhibits and Reports on Form 8-K                             24

SIGNATURES                                                           25

CERFTIFICATIONS                                                   26-29

CONSOLIDATED BALANCE SHEETS (Unaudited)
------------------------------------------------------------------------------

 Assets                                     March 31,2004     December 31,2003

CASH AND CASH EQUIVALENTS                   $ 15,328,894          $ 14,418,876

RESTRICTED CASH                                  428,927              413,443

NOTES RECEIVABLE:
 Principal                                   459,382,163          465,553,870
 Purchase discount                           (26,291,095)         (25,678,165)
 Allowance for loan losses                   (50,789,815)         (46,247,230)
                                            -------------        -------------
  Net notes receivable                       382,301,253          393,628,475

ORIGINATED LOANS HELD FOR SALE                40,271,957           27,372,779

ORIGINATED LOANS HELD FOR INVESTMENT           6,238,882            9,536,669

ACCRUED INTEREST RECEIVABLE                    4,251,059            4,332,419

OTHER REAL ESTATE OWNED                       13,293,284           13,981,665

OTHER RECEIVABLES                              2,827,073            2,893,735

MARKETABLE SECURITIES                            202,071              202,071

DEFERRED TAX ASSET                               482,569              681,398

OTHER ASSETS                                   3,997,414            3,720,163

BUILDING, FURNITURE AND FIXTURES - Net         1,212,811            1,252,711

DEFERRED FINANCING COSTS- Net                  4,185,813            4,298,942
                                           -------------        ------------
TOTAL ASSETS                               $ 475,022,007        $ 476,733,346
                                           =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Accounts payable and accrued expenses      $ 4,677,179          $ 4,979,806
 Financing agreements                        29,685,759           23,315,301
 Notes payable                              416,824,117          427,447,844
 Tax Liability:
   Current                                      265,565               -
   Deferred                                   1,856,732            1,311,089
                                            -----------          -----------
      TOTAL LIABILITIES                     453,309,352          457,054,040
                                            -----------          -----------
COMMITMENTS AND CONTENGENCIES

STOCKHOLDERS' EQUITY
 Common stock,$.01 par value, 10,000,000
 authorized shares; issued and
 outstanding: 5,916,527 shares                   59,167               59,167
 Additional paid-in capital                   6,985,968            6,985,968
 Retained earnings                           14,667,520           12,634,171
                                             ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY             21,712,655           19,679,306
                                             ----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                     $ 475,022,007        $ 476,733,346
                                           =============        =============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
------------------------------------------------------------------------------
                                                Three months ended March 31,
                                                 2004             2003
REVENUES:
 Interest income                           $10,636,341        $ 10,561,251
 Purchase discount earned                    1,341,397             902,903
 Gain on sale of notes receivable              844,902             596,114
 Gain on sale of originated loans
 held for sale                                 892,955             678,390
 Gain on sale of other real estate owned       231,246             303,795
 Rental income                                  12,075              50,461
 Prepayment penalties and other income       1,100,849             846,313
                                            ----------          ----------
                                            15,059,765          13,939,227
                                            ----------          ----------
OPERATING EXPENSES:
 Interest expense                            5,313,075           5,037,121
 Collection, general and administrative      4,446,182           4,107,556
 Provision for loan losses                     895,876             849,594
 Amortization of deferred financing costs      592,901             423,313
 Depreciation                                  113,382             100,298
                                            ----------          -----------
                                            11,361,416          10,517,882
                                            ----------          ----------

INCOME BEFORE PROVISION FOR INCOME TAXES     3,698,349           3,421,345

PROVISION FOR INCOME TAXES                   1,665,000           1,573,800
                                            ----------         -----------

NET INCOME                                 $ 2,033,349         $ 1,847,545
                                           ===========         ============

NET INCOME PER COMMON SHARE:
  Basic                                      $ 0.34               $ 0.31
                                             ======               ======
  Diluted                                    $ 0.30               $ 0.30
                                             ======               =======
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
Basic                                       5,916,527           5,916,527
                                            =========           =========
Diluted                                     6,690,627           6,243,953
                                            =========           =========

See notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
MARCH 31, 2004 (Unaudited)
------------------------------------------------------------------------------
                                       Additional
                       Common Stock      Paid-In   Retained
                    -----------------
                    Shares     Amount   Capital    Earnings        Total

------------------------------------------------------------------------------
January 1, 2004   5,916,527   $59,167  $6,985,968  $12,634,171    $19,679,306

 Net income                                          2,033,349      2,033,349

                 -------------------------------------------------------------
March 31, 2004    5,916,527   $59,167  $6,985,968  $14,667,520    $21,712,655

                 =============================================================
                 =============================================================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------
                                               Three Months Ended March 31,
                                                   2004             2003

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                      $ 2,033,349     $ 1,847,545
  Adjustments to reconcile net income to
  net cash (used in) provided by
   Operating activities:
   Gain on sale of notes receivable                  (844,902)       (596,114)
   Gain on sale of other real estate owned           (231,246)       (303,795)
   Depreciation                                         3,382         100,298
   Amortization of deferred financing costs           592,901         423,313
   Origination of mortgage loans held for sale    (33,358,278)    (17,294,052)
   Proceeds from the sale of and principal
   collections on loans held for sale-net of gain  19,746,182      16,663,800
   Purchase discount earned                        (1,341,397)       (902,903)
   Provision for loan losses                          895,876         849,594
   Changes in operating assets and liabilities:
   Accrued interest receivable                         81,360         136,748
   Other receivables                                   66,662         268,160
   Deferred tax asset                                 198,829        (119,674)
   Other assets                                      (277,251)       (322,098)
   Current tax liability                              265,565            -
   Deferred tax liability                             545,643         627,489
   Accounts payable and accrued expenses             (302,627)        243,074
 Net cash (used in) provided by operating         ------------      ----------
 activities                                       (11,815,952)      1,621,385
                                                  ------------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in restricted cash              (15,484)        131,218
  Purchase of notes receivable                    (38,432,630)    (56,060,446)
  Principal collections on notes receivable
  and loans held for investment                     44,438,122     29,685,913
  Acquisition and loan fees                           (449,595)      (660,974)
  Proceeds from sale of other real estate owned      4,955,454      4,090,227
  Proceeds from sale of notes receivable             6,556,853      2,835,696
  Purchase of building, furniture and fixtures         (73,481)       (93,044)
 Net cash provided by (used in) investing          ------------   ------------
 activities                                         16,979,239    (20,071,410)
                                                   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                       49,771,473      59,378,948
  Principal payments of notes payable              (60,395,200)    (41,104,207)
  Proceeds from financing agreements                34,052,232      19,405,920
  Payments on financing agreements                 (27,681,774)    (20,890,627)
 Net cash (used in) provided by financing          ------------    ------------
 activities                                         (4,253,269)     16,790,034
                                                   ------------    ------------
CHANGE IN CASH AND CASH EQUIVALENTS.                   910,018      (1,659,991)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      14,418,876      10,576,610
                                                  ------------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 15,328,894     $ 8,916,619
                                                  ============     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments for interest                        $ 5,436,345      $ 4,884,683
                                                  ===========      ===========
Cash payments for taxes                             $ 636,800      $ 1,065,985
                                                  ===========      ===========



FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
------------------------------------------------------------------------------

1. ORGANIZATION AND BUSINESS

   Nature of Business - Franklin Credit Management Corporation ("FCMC", and together with its wholly-owned subsidiaries, the "Company") is a specialty consumer finance and asset management company primarily engaged in the acquisition, origination, servicing and resolution of performing, sub-performing and non-performing residential mortgage loans and residential real estate. The Company acquires these mortgages from a variety of mortgage bankers, banks, and other specialty finance companies. These loans are generally purchased in pools at discounts from their aggregate contractual balances,from sellers in the financial services industry. Real estate is acquired in foreclosure or otherwise and is usually cquired at a discount relative to the appraised value of the asset. The Company conducts its business from its executive and main office in New York City and through its website www.franklincredit.com.

   In January 1997, the Company formed a wholly owned subsidiary, Tribeca Lending Corp.("Tribeca"), to originate primarily residential mortgage loans made to individuals whose credit histories, income and other factors cause them to be classified as non-conforming borrowers. Management believes that lower credit quality borrowers present an opportunity for the Company to earn superior returns for the risks assumed. The majority of first and second mortgages originated are on a retail basis through marketing efforts, utilization of the FCMC database and the Internet. Tribeca anticipates holding certain of its mortgages in its portfolio when it believes that the return from holding the mortgage, on a risk-adjusted basis,outweighs the return from selling the mortgage in the secondary market.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation - The accompanying consolidated financial are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The results of operations for the three-ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

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

   Operating Segments- Statement of Financial Accounting Standards ("SFAS") No. 131 Disclosures about Segments of an Enterprise and Related Information requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items,and segment assets. The Company is currently operating in two business segments: (i) portfolio asset acquisition; and (ii) mortgage banking.

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

   Management's judgment in determining the adequacy of the allowance is based on the evaluation of individual loans within the portfolios, the known and inherent risk characteristics and size of the note receivable portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. Impaired notes receivable are charged against the allowance for loan losses when management believes that the collectability of principal is unlikely based on a note-by-note review. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral when considered necessary.

   The Company's notes receivable are collateralized by real estate located throughout the United States with a concentration in California, New York, Georgia, and Florida. Accordingly, the collateral value of a substantial portion of the Company's real estate notes receivable and real estate acquired through foreclosure is susceptible to changes in certain specific market conditions. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on notes receivable, future additions to the allowance or write-downs may be necessary based on changes in economic conditions. An allowance of $50,789,815 and $46,247,230 is included in notes receivable at March 31, 2004 and December 31, 2003, respectively.

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

   Other Real Estate Owned - Other real estate owned ("OREO") consists of properties acquired through, or in lieu of, foreclosure or other proceedings and are held for sale and carried at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value, less estimated cost to sell, at the time of acquisition is charged to purchase discount. Subsequent write-downs are charged to operations based upon management's continuing assessment of the fair value of the underlying collateral. Property is evaluated periodically to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to sell. Revenue and expenses from the operation of OREO and changes in the valuation allowance are included in operations. Direct costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs related to holding the property are expensed. Gains or losses are included in operations upon disposal.

   Building, Furniture and Equipment - Building, furniture and equipment is recorded at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ,which range from 3 to 40 years. Maintenance and repairs are expensed as incurred.

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

   Income Taxes - Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes which requires an asset and liability approach in accounting for income taxes. This method provides for deferred income tax assets or liabilities based on the temporary difference between the income tax basis of assets and liabilities and their carrying amount in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

   Fair Value of Financial Instruments - SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No.107 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

   The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

   a. Cash, Restricted Cash, Accrued Interest Receivables, Other Receivable and Accrued Interest Payable - The carrying values reported in the consolidated balance sheets are a reasonable estimate of fair value.

   b. Notes Receivable - Fair value of the net note receivable portfolio is estimated by discounting the future cash flows using the interest method. The fair value of notes receivable at March 31, 2004 and December 31, 2003 was $382,301,253 and $393,628,475, respectively.

   c. Short-Term Borrowings - The interest rates on financing agreements and other short-term borrowings reset on a monthly basis therefore, the carrying amounts of these liabilities approximate their fair value. The fair value at March 31, 2004 and December 31, 2003 was $29,685,759 and $23,315,301, respectively.

   d. Long-Term Debt - Fair value of the Company's long-term debt (notes payable) is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The interest is at a variable rate that resets monthly therefore, the fair value reported in the balance sheet approximates fair value at $416,824,117 and $427,447,844 at March 31, 2004 and December 31, 2003 respectively.

    Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income during the three months ended March 31, 2004 and March 31, 2003 therefore net income was the same as its comprehensive income.

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

    Had compensation cost been determined upon the fair value of the stock options at the grant date consistent with the method of SFAS No.123, the Company's March 31, 2004 and March 31, 2003 net income and earnings per share would have been reduced to the pro forma amounts indicated in the table that follows.


                                               2004                2003


Net income  - as reported                   $ 2,033,349        $ 1,847,545
Net income  -  pro forma                    $ 2,026,224        $ 1,831,032

Net income  per common share -
basic - as reported                              $ 0.34           $ 0.3134
Net income per common share -
basic - pro forma                                $ 0.34           $ 0.3134
Net income per common share -
diluted - as reported                            $ 0.30           $ 0.3030
Net income per common share -
diluted - pro forma                              $ 0.30           $ 0.3030


    There were no options granted during the three months ended March 31, 2004.

    Recent Accounting Pronouncements
    The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations on January 1, 2003. On January 1, 2003, the Company also adopted SFAS No. 145, Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In addition, in 2003, Interpretation No.45 Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was adopted by the Company. Implementation of these statements did not have a material impact on the Company's consolidated financial statements.

    In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends SFAS No.123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. Adoption of the provisions of the Statement in 2003 did not have any impact since the Company will continue to use the intrinsic value method as set forth in APB No. 25.

    In January of 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No.46, Consolidation of Variable Interest Entities, which was amended by Interpretation No.46(R) in December of 2003. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As it applies to the Company, Interpretation No. 46(R) will be immediately effective for all variable interests in variable interest entities created after December 31, 2003, and to all variable interest entities on March 31, 2004. The adoption of Interpretation No. 46(R) is expected to have no impact on the Company's consolidated financial statements.

    In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no impact on the Company's consolidated financial statements.


    In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and
    Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. In October of 2003, the FASB agreed to defer, indefinitely, the application of paragraphs 9 and 10 of SFAS No. 150 regarding mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under SFAS No.150 for the subsidiary. The adoption of the remaining provisions of this pronouncement on July 1, 2003 had no impact on the Company's consolidated financial statements.


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

                                             Three Months Ended March 31,
                                                    2004              2003

CONSOLIDATED REVENUE
 Portfolio asset acquisition
 and resolution                                 $ 12,797,836     $ 12,315,747
 Mortgage banking                                  2,261,929        1,623,480
                                                ------------     ------------
Consolidated Revenue                            $ 15,059,765     $ 13,939,227
                                                ============     ============

CONSOLIDATED  INCOME BEFORE INCOME TAXES
  Portfolio asset acquisition and resolution     $ 3,271,347     $ 3,096,557
  Mortgage banking                                   427,002         324,788
                                                 -----------     -----------
Consolidated  Income before income taxes         $ 3,698,349     $ 3,421,345
                                                 ===========     ===========

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 General

    Forward-Looking Statements. Statements contained herein that are not historical fact may be forward-looking statements within the meaning of
    Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in forward-looking statements made by the Company. These factors include, but are not limited to: (i) unanticipated changes in the U.S economy, including changes in business conditions such as interest rates, and changes in the level of growth in the finance and housing markets; (ii) the status of relations between the Company and its sole Senior Debt Lender and the Senior Debt Lender willingness to extend additional credit to the Company; (iii) the availability for purchases of additional loans; (iv) the status of relations between the Company and its sources for loan purchases; (v) unanticipated difficulties in collections under loans in the Company's portfolio; and (vi)other risks detailed from time to time in the Company's SEC reports. Additional factors that would cause actual results to differ materially from those projected or suggested or suggested in any forward-looking statements are contained in the Company's filings with the Securities and Exchange Commission, including, but not limited to, those factors discussed under the caption "Real Estate Risk" in the Company's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as other wise required by securities and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    Critical Accounting Policies. The following management's discussion and analysis of financial condition and results of operations is based on the amounts reported in the Company's consolidated financial statements. In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), management is required to make estimates and assumptions that affect the financial statements and disclosures. These estimates require management's most difficult, complex or subjective judgments. The Company's critical accounting policies are described in its Form 10-K for the year ended December 31, 2003. There have been no significant changes in the Company's critical accounting policies since December 31, 2003.

    Acquisition Activity. Acquisitions are fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee. The following table sets forth the number of loans, unpaid principal balance at acquisition, purchases price and purchase price percentage of the Company's loan acquisitions during the three-month period ended March 31, 2004 and 2003:

                                                Quarter ended March 31,
                                                   2004              2003
Number of Loans                                   1,655              1,041
Unpaid Principal Balance at Acquisitions     47,282,162         66,096,018
Purchase Price                               38,432,630         56,060,446
Purchase Price Percentage                           81%                85%


    Single-Family Residential Lending. Since commencing operations in 1997, Tribeca has originated approximately $280 million in loans. The following table sets forth the number of loans and original aggregate principal balance of loan originated during the three months periods ended March 31, 2004 and March 31, 2003:

                                                 Quarter ended March 31,
                                                   2004              2003

Number of Loans                                     223                89
Original Principal Balance                   33,358,278        17,294,052


    As of March 31, 2004, Tribeca had approximately $40.2 million face value of loans held for sale and $6.2 million held for investment.

    Cost of Funds. As of March 31, 2004, the Company owed an aggregate of $417 million ("Senior Debt") to a bank (the "Senior Debt Lender"), which was incurred in connection with the purchase of, and is secured by, the Company's loan portfolios and Other Real Estate Owned ("OREO") portfolios. From December 31, 2001 until March 2003, the Company's Senior Debt incurred after March 1, 2001, accrued interest at the Federal Home Loan Bank of Cincinnati ("FHLB") thirty-day advance rate (the "Index") plus a spread of 3.25% (the "Spread"). Senior Debt incurred before March 1, 2001 accrued interest at the prime rate plus a margin of between 0% and 1.75%. On March 19, 2003, the Company and its Senior Debt lender agreed that thereafter (i) the Spread would be 3.5%, the spread shall remain at 3.5% unless and until the Index exceeds 2.00%, at which point it will revert back to 3.25% and
    (ii) the Spread will be reduced to 3.00% from and after such time as the Index exceeds 4.75%. At March 31, 2004, approximately $31 million of the Senior Debt incurred before March 1, 2001 will continue to accrue interest at the prime rate plus a margin of between 0% and 1.75%. At March 31, 2004, the weighted average interest rate on Senior Debt was 4.76%.

    Inflation. The impact of inflation on the Company's operations during the three months ended March 31, 2004, and 2003 was immaterial.

    Results of Operations

    Three Months Ended March 31, 2004 Compared to Three Months
    Ended March 31, 2003.

    Total revenue, comprised of interest income, purchase discount earned, gains recognized on the sale of notes receivable, gain on sale of notes originated, gain on sale of OREO, rental income and other income, increased by $1,120,538 or 8%, to $15,059,765 during the three months ended March 31, 2004 from $13,939,227 during the three months ended March 31, 2003.

    Interest income increased by $75,090 or 1%, to $10,636,341 during the three months ended March 31, 2004 from $10,561,251 during the three months ended March 31, 2003. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from notes acquired by the Company between April 1, 2003 and March 31, 2004, which was offset by prepayments, collections and loan sales.

    Purchase discount earned increased by $438,494 or 49%, to $1,341,397 during the three months ended March 31, 2004 from $902,903 during the three months ended March 31, 2003. This increase reflected an increase in prepayments during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

    Gain on sale of notes receivable increased by $248,788 or 42% to $844,902 during the three months ended March 31, 2004 from $596,114 during the three months ended March 31,2003. The Company consummated an $8.2 million bulk sale of low yielding performing loans at a margin of 13% during the three months ended March 31, 2004 compared to $4 million bulk sale of performing and nonperforming loans at a margin of 13% during the three months ended March 31, 2003.

    Gain on sale of originated loans held for sale increased by $214,565 or 32% to $892,955 during the three months ended March 31, 2004, from $678,390 during the three months ended March 31, 2003. This increase reflected an increase in the volume of originated loans sold during the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. Tribeca sold $19.3 million and $16.3 million in loans respectively during the three months ended March 31,2004 and March 31, 2003.

    Gain on sale of OREO decreased by $72,549 or 24% to $231,246 during the three months ended March 31, 2004 from $303,795 during the three months ended March 31, 2003. Gain on sale of OREO decreased due to the sale of lower valued OREO properties during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The Company sold 79 and 59 OREO during the three months ended March 31, 2004 and March 31, 2003 respectively.

    Rental income decreased by $38,386 or 76% to $12,075 during the three months ended March 31, 2004, as compared to $50,461 during the three months ended March 31, 2003. This decrease reflected a decrease in the number of tenants during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The Company had one and seven rental properties at March 31, 2004, and March 31, 2003 respectively.

    Prepayment penalties and other income increased by $254,536 or 30%, to $1,100,849 during the three months ended March 31, 2004 from $846,313 during the three months ended March 31, 2003. The increase was due primarily to increases in prepayment penalties due to an increase in prepayments during the three months ended March 31, 2004, late charges resulting primarily from the growth in the size of the portfolio and increased loan fees due to an increase in origination volume.

    Total operating expenses increased by $843,534 or 8% to $11,361,416 during the three months ended March 31, 2004, from $10,517,882 during the three months ended March 31, 2003. Total operating expenses includes interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing cost and depreciation expense.

    Interest expense increased by $275,954 or 5% to $5,313,075 during the three months ended March 31, 2004, from $5,037,121 during the three months ended March 31, 2003. Total debt increased by $23 million or 5%, to $447 million as of March 31, 2004 as compared with $424 million as of March 31, 2003 as a result of the growth in size of the portfolio. Total debt includes Senior Debt and financing agreements.

    Collection, general and administrative expenses increased by $338,626 or 8% to $4,446,182 during the three months ended March 31, 2004 from $4,107,556 during the three months ended March 31, 2003. Collection, general and administrative expense consists primarily of personnel expense, OREO related expense, litigation expense, and miscellaneous collection expense.

    Personnel expenses increased by $231,859 or 11% to $2,327,932 during the three months ended March 31, 2004 from $2,096,073 during the three months ended March 31, 2003. This increase resulted largely from the expansion of Tribeca sales force, and other staff additions throughout the Company. All other collection expenses increased by $106,767 or 5% to $2,118,250 during the three months ended March 31, 2004 from $2,011,483 during the three months ended March 31, 2003. This increase resulted primarily from increased advertising expenses due to a new advertising campaign for Tribeca, increased forced placed insurance policy, increased office expense due to the growth in branch offices, and was partially offset by a decrease in legal and collection expenses due to a decrease in the volume of cases sent to outside attorneys during the three months ended March 31, 2004.

    Provisions for loan losses increased by $46,282 or 5% to $895,876 during the three months ended March 31, 2004 from $849,594 during the three months ended March 31, 2003. This increase was primarily due to reserve increases in specific portfolios, where there is no longer purchase discount available to increase reserves.

    Amortization of deferred financing costs increased by $169,588 or 40%, to $592,901 during the three months ended March 31, 2004 from $423,313 during the three months ended March 31, 2003. This increase resulted primarily from increased prepayments and collections due to the growth in size of the portfolio.


    Depreciation expense increased $13,084 or 13%, to $113,382 during the three months ended March 31, 2004, from $100,298 during the three months ended March 31, 2003. This increase resulted from the purchase of office equipment.

    The Company net income increased by $185,804 or 10% to $ 2,033,349 from $1,847,545 during the three months ended March 31, 2004 for the reasons set forth above.

    During the three months ended March 31, 2004 the Company had a provision for income taxes of $1,665,000 as compared to $1,573,800 during the three months ended March 31, 2003.

    Financial Condition

    Notes Receivable Portfolio- As of March 31, 2004, the Company's notes receivable portfolio included approximately 10,685 loans with an aggregate face value of $459 million. An allowance for loan losses of approximately $51 million has been recorded against this face value. The following table provides a breakdown of the portfolio as of March 31, 2004 and December 31, 2003 respectively:

                                                    31-Mar-04        31-Dec-03

Performing loans                                  $309,620,865    $322,345,537
Allowance for loan losses                           14,666,990      15,584,769
Total performing loans                            ------------    ------------
Net of allowance for loan losses                  $294,953,875    $306,760,768
                                                  ------------    ------------
Impaired loans                                    $123,614,554    $126,341,722
Allowance for loan losses                           31,689,950      30,111,278
Total impaired loans,                             ------------    ------------
Net of allowance for loan losses                  $ 91,924,604    $ 96,230,444
                                                  ------------    ------------
Not boarded onto servicing system                 $ 26,146,744    $ 16,866,611
Allowance for loan losses                            4,432,875         551,183
Not boarded onto servicing system                 ------------    ------------
Net of allowance for loan losses                  $ 21,713,869    $ 16,315,428
                                                  ------------    ------------
Notes receivable, net of allowance for
loans losses                                      $408,592,348    $419,306,640
                                                  ============    ============

    The following table provides a breakdown of the balance of the Company's portfolio of Notes Receivable by coupon type, net of allowance for loan losses and excluding loans purchased but not boarded onto the Company's servicing system as of March 31, 2004 and December 31, 2003 of $26,146,744 and $16,866,611 respectively:

                                                Quarter ended      Year ended
                                                  31-Mar-04        31-Dec-03
Total Performing Loans
Total Fixed Rate Performing Loans               $188,979,199      $199,691,299
Total Adjustable Rate Performing Loans          $105,974,676      $107,069,469

Total Impaired Loans
Total Fixed Rate Impaired Loans                 $ 56,076,397      $ 58,752,534
Total Adjustable Rate Impaired Loans            $ 35,848,207      $ 37,477,910





    Liquidity and Capital Resources


    General- During the three months ended March 31, 2004, the Company purchased 1,655 loans with an aggregate face value of $47 million at an aggregate purchase price of $38 million or 81% of the face value. During the three months ended March 31, 2003 the Company purchased 1,041 loans with an aggregate face value of $66 million at an aggregate purchase price of $56 million or 85% of the face value. This decrease reflected a very competitive acquisition market during the three months ended March 31, 2004.

    The Company's portfolio of notes receivable at March 31, 2004, had a face value of $459 million and included net notes receivable of approximately $382 million. Net notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or sale if it is economically advantageous to do so.

    During the three months ended March 31, 2004, the Company used cash in the amount of $12 million in its operating activities primarily for the origination of mortgage loans, interest expense, overhead, litigation expense incidental to its collections and for the foreclosure and improvement of OREO and is partially offset by proceeds from the sale of originated loans. The Company provided $17 million in its investing activities, which reflected primarily the use of $38 million for the purchase of notes receivable offset by principal collections of its notes receivable of $44 million and proceeds from sales of notes receivable of $7 million and OREO of $5 million, respectively. Net cash used by financing activities was $4 million primarily from a decrease in Senior Debt of $10 million and was partially offset by a $6 million increase in financing agreements. The above activities resulted in a net increase in cash at March 31,2004 over December 31, 2003 of approximately $910,018.

    In the ordinary course of its business, the Company accelerates its foreclosures of real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at March 31, 2004 and December 31, 2003, the Company held OREO recorded in the consolidated financial statements at $13 million and $14 million, respectively. OREO is recorded on the consolidated financial statements of the Company at the lower of cost or fair market value less estimated costs of disposal. The
    Company believes that the OREO inventory held at March 31, 2004, has a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $14 million based on market analyses of the individual properties less the estimated closing costs.


    Cash Flow From Operating and Investing Activities

    Substantially all of the assets of the Company are invested in its portfolios of notes receivable and OREO. Primary sources of the Company's cash flow for operating and investing activities are borrowings under its senior debt facilities, collections on notes receivable and gain on sale of notes and OREO properties.

    At March 31, 2004, the Company had unrestricted cash, cash equivalents and marketable securities of $16 million.

    Cash Flow From Financing Activities

    Senior Debt. As of March 31, 2004, the Company owed an aggregate of $417 million to the Lender of Senior Debt, under several loans.

    The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month.
    The Senior Debt accrues interest based on the Federal Home Loan Bank of Cincinnati (FHLB) 30-day advance rate plus an additional spread of 3.50%. Approximately $31 million of Senior Debt will accrue interest at a rate equal to the prime rate plus a margin of between 0% and 1.75%. The accelerated payment provisions are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a weekly additional principal reduction from cash collected before scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the contractual scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow that is available to the Company.

    In February 2004, the Company negotiated with its Senior Debt Lender a modification to the Senior Debt obligation, pursuant to which the Senior Debt Lender has provided the Company with an increase to $550 million in Senior Debt availability and monthly cash of $2,075,000 per month for the duration of 2004. Management believes that this modification will reduce irregular periods of cash flow shortages arising from operations. Management believes that sufficient cash flow from the collection of notes receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of notes receivable, the sale of loans, sales and rental of OREO, or additional borrowing, to repay the current liabilities arising from operations and to repay the long term indebtedness of the Company.

    Certain Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The Company is no longer required to maintain these restricted accounts but has continued to under the prior agreement. The Company typically uses these funds to place deposits on loan portfolio bids and to refinance loans in the Company's own portfolio. The restricted cash is maintained in an interest bearing account, with the Company's Senior Debt Lender. The aggregate balance of restricted cash in such accounts was $428,927 on March 31, 2004 and $413,443 on December 31, 2003.

    Total Senior Debt availability was approximately $550 million at March 31, 2004, of which approximately $417 million had been drawn down as of such date. As a result, the Company has approximately $133 million available to purchase additional portfolios of notes receivable and OREO.

    The Company's Senior Debt Lender has provided Tribeca with a warehouse financing agreement of $30 million. This Senior Debt accrues interest based on prime. At March 31, 2004, Tribeca had drawn down $ 30 million on the line. The Company is actively seeking other sources of financing for Tribeca.

    Financing Agreements. The Company has a financing agreement with the Senior Debt Lender permitting it to borrow a maximum of approximately $2,500,000 at a rate equal to such lender's prime rate plus two percent per annum. Principal repayment of the lines is due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the financing agreements as of March 31, 2004 and December 31, 2003, were $590,320 and $569,451 respectively. Advances made under the financing agreement were used to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding financing agreements and accrued interest, as well as surpass the collectible value of the original secured notes receivable. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company, which the Company may choose to hold as rental property to maximize its return. The Company uses, when available, OREO sales proceeds to pay down financing agreements to help reduce interest expense

    Additionally, the Company has a financing agreement with Citibank. The agreement provides the Company with the ability to borrow a maximum of $150,000 at a rate equal to the bank's prime rate plus one percent per annum. As of March 31, 2004 and December 31, 2003 $95,736 and $99,736
    respectively, were outstanding on the financing agreement.

    Financing Activities and Contractual Obligations

    Below is a schedule of the Company's contractual obligations and commitments at March 31, 2004.


(Amounts in                        Less than
 thousands)               Total      1 Year   1-3 Years  3-5 Years  Thereafter
------------------------------------------------------------------------------
Contractual Cash
Obligations:
 Notes Payable   $416,824,117 $43,072,521 $121,479,120 $35,460,739 $216,811,737
 Warehouse Line    29,685,759  29,685,759        -          -            -
 Operating Leases   2,188,284     517,196    1,495,229     175,859       -
 Capital Lease        439,613     162,859      276,754
 Employment
 Agreements           220,000     165,000       55,000
                 ------------ ----------- ------------ ----------- ------------
Total Contractual
Cash Obligations $449,357,773 $73,603,335 $123,306,103 $35,636,598 $216,811,737
                 ============ =========== ============ =========== ============

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Interest rate fluctuations can adversely affect the Company's income and value of its common shares in many ways and present a variety of risks, including the risk of mismatch between asset yields and borrowing rates, variances in the yield curve and changing prepayment rates.

    The Company's operating results will depend in large part on differences between the income from its assets (net of credit losses) and its borrowing costs. Most of the Company's assets, consisting primarily of mortgage notes receivable, generate fixed returns and have terms in excess of five years. The Company funds the origination and acquisition of a significant portion of these assets with borrowings, which have interest rates that are based on the monthly Federal Home Loan Bank of Cincinnati 30-day advance rate ("FHLB"). In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between yields and borrowing rates. Consequently changes in interest rates, particularly short-term rates may influence the Company's net income. The Company's borrowing under agreements with its Senior Debt Lender bear interest at rates that fluctuate with the FHLB rate of Cincinnati and the prime rate. Based on approximately $386 million and $31 million of borrowings outstanding under this facility at March 31, 2004, a 1% increase in FHLB and prime rate, would decrease the Company's quarterly net income and net cash flows by approximately $572,000, absent any other changes. The Company also has a warehouse line of credit with its Senior Debt lender that funds the origination of loans held for sale these assets with borrowings, which have interest rates that are based on the prime rate. Based on approximately $30 million of borrowings outstanding under this facility at March 31, 2004, a 1% increase in prime rate, would further decrease the Company's quarterly net income and net cash flows by approximately $41,000. Increases in these rates will decrease the net income and market value of the Company's net assets. Interest rate fluctuations that result in interest expense exceeding interest income would result in operating losses.

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

 Item 4.  Controls and Procedures.

    As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Company's, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Exchange Act of 1934.

    There have been no significant changes in the Company's internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date the Company carried out its most recent evaluation.

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


     Item 3.  Defaults Upon Senior Securities
                       None

     Item 4.  Submission of Matters to a Vote of Security Holders
                       None

     Item 5.  Other Information
                       None

    Item 6.  Exhibits and Reports on Form 8-K

                               (a) EXHIBIT TABLE
    Exhibit No.    Description
       3(a)        Restated Certificate of Incorporation.  Previously filed
                   with,  and incorporated herein by reference to, the Company's
                   10-KSB, filed with the Commission on December 31, 1994.
        (b)        Bylaws of the Company.  Previously filed with, and
                   incorporated  herein by reference  to, the Company's
                   Registration Statement on Form S-4, No.33-81948, filed with the Commission on November 24, 1994.
      10(i)        Promissory Note between Thomas J. Axon and the Company dated
                   December 31,1998. Previously filed with, and incorporated herein by reference to, the Company's 10-KSB,filed with the Commission on April 14, 1999.
      10(j)        Promissory Note between Steve Leftkowitz, board member, and the Company dated March 31,1999. Previously filed with, and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on March 30, 2000.
      10(l)        Employment Agreement dated July 17, 2000 between the Company and Seth Cohen. Previously filed with, and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on March 31, 2001.
      31.1         Chief Executive Officer Certification required by Rules
                   13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
      31.2         Chief Financial Officer  Certification  required by Rules
                   13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
      32.1         Certification of Chief Executive Officer pursuant to 18
                   U.S.C.section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     May 14, 2004

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



   Signature                   Title                             Date

 SETH COHEN                 Chief Executive Officer             May 14, 2004
 ----------                                                     ------------
 Seth Cohen
 (Principal executive officer)


 JOSEPH CAIAZZO             Senior Vice President,
 --------------             Chief Operating Officer,             May 14, 2004
 Joseph Caiazzo             Secretary and Director               ------------
 (Secretary)


 ALAN JOSEPH                Executive Vice President,
 -----------                Chief Financial Officer              May 14, 2004
 Alan Joseph                and Director                         ------------
 (Principal financial officer)