Form 10-Q/A
period 2004-03-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2004-05-17
CIK 831246

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

==============================================================================

                     FRANKLIN CREDIT MANAGEMENT CORPORATION

                                    FORM 10-Q

                                      INDEX

                                 C O N T E N T S


PART I. FINANCIAL INFORMATION                                     Page
Item 1. Interim Financial Statements (unaudited)

        Consolidated Balance Sheets at March 31, 2004
        and December 31,2003                                         3

        Consolidated Statements of Income for the three
        months ended March 31, 2004 and March 31, 2003               4

        Consolidated Statements of Changes in Stockholders'
        Equity for the three months ended March 31, 2004             5

        Consolidated Statement of Cash Flows for the three
        months ended March 31, 2004                6

        Notes to Consolidated Financial Statements                 7-13

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       14-21

Item 3. Quantitative and Qualitative Disclosure about
        Market Risk                                                  22

Item 4. Controls and Procedures                                      22

PART II.OTHER INFORMATION

Item 1. Legal Proceedings                                            23

Item 2. Changes in Securities and Use of Proceeds                    23

Item 3. Defaults Upon Senior Securities                              23

Item 4. Submission of Matters to a Vote of Security Holders          23

Item 5. Other Information                                            23

Item 6. Exhibits and Reports on Form 8-K                             24

SIGNATURES                                                           25

CERFTIFICATIONS                                                   26-29

CONSOLIDATED BALANCE SHEETS (Unaudited)
------------------------------------------------------------------------------

 Assets                                     March 31,2004     December 31,2003

CASH AND CASH EQUIVALENTS                   $ 15,328,894          $ 14,418,876

RESTRICTED CASH                                  428,927              413,443

NOTES RECEIVABLE:
 Principal                                   459,382,163          465,553,870
 Purchase discount                           (26,291,095)         (25,678,165)
 Allowance for loan losses                   (50,789,815)         (46,247,230)
                                            -------------        -------------
  Net notes receivable                       382,301,253          393,628,475

ORIGINATED LOANS HELD FOR SALE                40,271,957           27,372,779

ORIGINATED LOANS HELD FOR INVESTMENT           6,238,882            9,536,669

ACCRUED INTEREST RECEIVABLE                    4,251,059            4,332,419

OTHER REAL ESTATE OWNED                       13,293,284           13,981,665

OTHER RECEIVABLES                              2,827,073            2,893,735

MARKETABLE SECURITIES                            202,071              202,071

DEFERRED TAX ASSET                               482,569              681,398

OTHER ASSETS                                   3,997,414            3,720,163

BUILDING, FURNITURE AND FIXTURES - Net         1,212,811            1,252,711

DEFERRED FINANCING COSTS- Net                  4,185,813            4,298,942
                                           -------------        -------------
TOTAL ASSETS                               $ 475,022,007        $ 476,733,346
                                           =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Accounts payable and accrued expenses      $ 4,677,179          $ 4,979,806
 Financing agreements                        29,685,759           23,315,301
 Notes payable                              416,824,117          427,447,844
 Income tax liability:
   Current                                      265,565               -
   Deferred                                   1,856,732            1,311,089
                                            -----------          -----------
      TOTAL LIABILITIES                     453,309,352          457,054,040
                                            -----------          -----------
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
                                          =============        =============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
------------------------------------------------------------------------------
                                                Three months ended March 31,
                                                 2004             2003
REVENUES:
 Interest income                           $10,636,341        $ 10,561,251
 Purchase discount earned                    1,341,397             902,903
 Gain on sale of notes receivable              844,902             596,114
 Gain on sale of originated loans
 held for sale                                 892,955             678,390
 Gain on sale of other real estate owned       231,246             303,795
 Rental income                                  12,075              50,461
 Prepayment penalties and other income       1,100,849             846,313
                                            ----------          ----------
                                            15,059,765          13,939,227
                                            ----------          ----------
OPERATING EXPENSES:
 Interest expense                            5,313,075           5,037,121
 Collection, general and administrative      4,446,182           4,107,556
 Provision for loan losses                     895,876             849,594
 Amortization of deferred financing costs      592,901             423,313
 Depreciation                                  113,382             100,298
                                            ----------          -----------
                                            11,361,416          10,517,882
                                            ----------          ----------

INCOME BEFORE PROVISION FOR INCOME TAXES     3,698,349           3,421,345

PROVISION FOR INCOME TAXES                   1,665,000           1,573,800
                                           -----------         -----------

NET INCOME                                 $ 2,033,349         $ 1,847,545
                                           ===========         ===========

NET INCOME PER COMMON SHARE:
  Basic                                         $ 0.34             $ 0.31
                                                ======             ======
  Diluted                                       $ 0.30             $ 0.30
                                                ======             =======
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
Basic                                        5,916,527          5,916,527
                                             =========          =========
Diluted                                      6,690,627          6,243,953
                                             =========          =========

See notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
MARCH 31, 2004 (Unaudited)
------------------------------------------------------------------------------
                                       Additional
                       Common Stock      Paid-In   Retained
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

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------
                                               Three Months Ended March 31,
                                                   2004             2003

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                      $ 2,033,349     $ 1,847,545
  Adjustments to reconcile net income to
  net cash (used in) provided by
   Operating activities:
   Gain on sale of notes receivable                  (844,902)       (596,114)
   Gain on sale of other real estate owned           (231,246)       (303,795)
   Depreciation                                         3,382         100,298
   Amortization of deferred financing costs           592,901         423,313
   Origination of mortgage loans held for sale    (33,358,278)    (17,294,052)
   Proceeds from the sale of and principal
   collections on loans held for sale-net of gain  19,746,182      16,663,800
   Purchase discount earned                        (1,341,397)       (902,903)
   Provision for loan losses                          895,876         849,594
   Changes in operating assets and liabilities:
   Accrued interest receivable                         81,360         136,748
   Other receivables                                   66,662         268,160
   Deferred tax asset                                 198,829        (119,674)
   Other assets                                      (277,251)       (322,098)
   Current tax liability                              265,565            -
   Deferred tax liability                             545,643         627,489
   Accounts payable and accrued expenses             (302,627)        243,074
 Net cash (used in) provided by operating         ------------      ----------
 activities                                       (11,815,952)      1,621,385
                                                  ------------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in restricted cash              (15,484)        131,218
  Purchase of notes receivable                    (38,432,630)    (56,060,446)
  Principal collections on notes receivable
  and loans held for investment                     44,438,122     29,685,913
  Acquisition and loan fees                           (449,595)      (660,974)
  Proceeds from sale of other real estate owned      4,955,454      4,090,227
  Proceeds from sale of notes receivable             6,556,853      2,835,696
  Purchase of building, furniture and fixtures         (73,481)       (93,044)
 Net cash provided by (used in) investing          ------------   ------------
 activities                                         16,979,239    (20,071,410)
                                                   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                       49,771,473      59,378,948
  Principal payments of notes payable              (60,395,200)    (41,104,207)
  Proceeds from financing agreements                34,052,232      19,405,920
  Payments on financing agreements                 (27,681,774)    (20,890,627)
 Net cash (used in) provided by financing          ------------    ------------
 activities                                         (4,253,269)     16,790,034
                                                   ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS.               910,018      (1,659,991)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      14,418,876      10,576,610
                                                  ------------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 15,328,894     $ 8,916,619
                                                  ============     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments for interest                        $ 5,436,345      $ 4,884,683
                                                  ===========      ===========
Cash payments for taxes                             $ 636,800      $ 1,065,985
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

   The Company's wholly-owned subsidiary, Tribeca Lending Corp.("Tribeca"), originates primarily residential mortgage loans made to individuals whose credit histories, income and other factors cause them to be classified as non-conforming borrowers. Management believes that lower credit quality borrowers present an opportunity for the Company to earn superior returns for the risks assumed. The majority of first and second mortgages originated are on a retail basis through marketing efforts, utilization of the FCMC database and the Internet. Tribeca anticipates holding certain of its mortgages in its portfolio when it believes that the return from holding the mortgage, on a risk-adjusted basis,outweighs the return from selling the mortgage in the secondary market.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation - The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

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

   Reclassification- Certain prior year quarterly amounts have been reclassified to conform with the current year presentation.

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

   The Company's notes receivable are collateralized by residential real estate located throughout the United States with a concentration in California, New York, Georgia, and Florida. Accordingly, the collateral value of a substantial portion of the Company's real estate notes receivable and real estate acquired through foreclosure is susceptible to changes in certain specific market conditions. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on notes receivable, future additions to the allowance or write-downs may be necessary based on changes in economic conditions. An allowance of $50,789,815 and $46,247,230 is included in notes receivable at March 31, 2004 and December 31, 2003, respectively.

   Originated Loans Held for Sale - The loans held for sale consist primarily of residential loans orginated by the company secured by first and second mortgages where the company intends to sell the loan within one year. Such loans held for sale are performing and are carried at lower of cost or market. The gain or loss on sale is recorded as the difference between the carrying amount of the loan and the proceeds from sale on a loan-by-loan basis. The Company records a sale when the title transfers to the seller.

   Originated Loans Held for Investment - Such loans consist primarily of residential loans originated by the company secured by first and second mortgages where the company has the intent and financial ability to hold it
   to maturity   Such loans held for investment are performing and are carried at amortized cost of the loan.

   Other Real Estate Owned - Other real estate owned ("OREO") consists of properties acquired through, or in lieu of, foreclosure or other proceedings and are held for sale and carried at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value, less estimated cost to sell, at the time of acquisition is charged to purchase discount. Subsequent write-downs are charged to operations based upon management's continuing assessment of the fair value of the underlying collateral. Property is evaluated periodically to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to sell. Revenue and expenses from the operation of OREO and changes in the valuation allowance are included in operations. Direct costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs related to holding the property are expensed. OREO is not depreciated. Gains or losses are included in operations upon disposal.

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

   Retirement Plan - The Company has a defined contribution retirement plan covering all full-time employees who have completed one month of service. Contributions to the plan are made in the form of payroll deductions based on employees' pretax wages. Currently, the Company offers a matching contribution of 50% of the first 3% of the employees' contribution.

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

   Fair Value of Financial Instruments - SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No.107 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

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

   d. Long-Term Debt - The interest is at a variable rate that resets monthly therefore, the amount reported in the balance sheet approximates fair value.

    Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income during the three months ended March 31, 2004 and March 31, 2003, therefore, net income was the same as comprehensive income.

    Accounting for Stock Options- The incentive stock option plan is accounted for under the recognition and measurement principles of Accounting Principles Board Opinion 25, Accounting for Stock Issued to
    Employees and related interpretations. No stock-based employee compensation cost is reflected in net income for stock options, because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

    Recent Accounting Pronouncements

    In January of 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No.46, Consolidation of Variable Interest Entities, which was revised in December of 2003 FIN 46(R). This
    Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As it applies to the Company,FIN 46(R) will be immediately effective for all variable interests in variable interest entities created after December 31, 2003, and to all variable interest entities on December 31, 2004. The adoption of Interpretation No. 46(R) is expected to have no impact on the Company's consolidated financial statements.

 3. BUSINESS SEGMENTS

    The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires performing, nonperforming, nonconforming and subperforming notes receivable and promissory notes from financial institutions, mortgage and finance companies, and services and collects such notes receivable through enforcement of terms of the original note, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage banking segment originates or purchases, sub prime residential mortgage loans from individuals whose credit histories, income and other factors cause them to be classified as nonconforming borrowers.

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

    Acquisition Activity. Acquisitions are funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee. The following table sets forth the number of loans, unpaid principal balance at acquisition, purchases price and purchase price percentage of the Company's loan acquisitions during the three-month period ended March 31, 2004 and 2003:

                                                Quarter ended March 31,
                                                   2004              2003
Number of Loans                                   1,655              1,041
Unpaid Principal Balance at Acquisition     $47,282,162        $66,096,018
Purchase Price                              $38,432,630        $56,060,446
Purchase Price Percentage                           81%                85%


    Single-Family Residential Lending. Since commencing operations in 1997, Tribeca has originated approximately $280 million in loans. The following table sets forth the number of loans and original aggregate principal balance of loan originated during the three months periods ended March 31, 2004 and March 31, 2003:

                                                 Quarter ended March 31,
                                                   2004              2003

Number of Loans                                     223                89
Original Principal Balance                  $33,358,278       $17,294,052


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

    Gain on sale of OREO decreased by $72,549 or 24% to $231,246 during the three months ended March 31, 2004 from $303,795 during the three months ended March 31, 2003. Gain on sale of OREO decreased due to the sale of lower valued OREO properties during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The Company sold 79 and 59 OREO during the three months ended March 31, 2004 and March 31, 2003, respectively.

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

    Provisions for loan losses increased by $46,282 or 5% to $895,876 during the three months ended March 31, 2004 from $849,594 during the three months ended March 31, 2003. This increase was primarily due to reserve increases in specific portfolios.

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

    The Company's net income increased by $185,804 or 10% to $ 2,033,349 from $1,847,545 during the three months ended March 31, 2004 for the reasons set forth above.

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

    Financial Condition

    Notes Receivable Portfolio- As of March 31, 2004, the Company's notes receivable portfolio included approximately 10,685 loans with an aggregate face value of $459 million. An allowance for loan losses of approximately $51 million has been recorded against this face value. The following table provides a breakdown of the portfolio as of March 31, 2004 and December 31, 2003 respectively:

                                                    31-Mar-04        31-Dec-03

Performing loans                                  $309,620,865    $322,345,537
Allowance for loan losses                           14,666,990      15,584,769
Total performing loans                            ------------    ------------
Net of allowance for loan losses                  $294,953,875    $306,760,768
                                                  ------------    ------------
Impaired loans                                    $123,614,554    $126,341,722
Allowance for loan losses                           31,689,950      30,111,278
Total impaired loans,                             ------------    ------------
Net of allowance for loan losses                  $ 91,924,604    $ 96,230,444
                                                  ------------    ------------
Not recorded onto servicing system                $ 26,146,744    $ 16,866,611
Allowance for loan losses                            4,432,875         551,183
Not recorded onto servicing system                ------------    ------------
Net of allowance for loan losses                  $ 21,713,869    $ 16,315,428
                                                  ------------    ------------
Notes receivable, net of allowance for
loans losses                                      $408,592,348    $419,306,640
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

    During the three months ended March 31, 2004, the Company used cash in the amount of $12 million in its operating activities primarily for the origination of mortgage loans, interest expense, overhead, litigation expense incidental to its collections and for the foreclosure and improvement of OREO, partially offset by proceeds from the sale of originated loans. The Company genarated $17 million of cash in its investing activities, which reflected primarily the use of $38 million for the purchase of notes receivable offset by principal collections of its notes receivable of $44 million and proceeds from sales of notes receivable of $7 million and OREO of $5 million. Net cash used by financing activities was $4 million primarily from a decrease in Senior Debt of $10 million partially offset by a $6 million increase in financing agreements. The above activities resulted in a net increase in cash at March 31,2004 over December 31, 2003 of approximately $910,018.

    In the ordinary course of its business, the Company accelerates its foreclosures of real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at March 31, 2004 and December 31, 2003, the Company held OREO recorded in the consolidated financial statements at $13 million and $14 million, respectively. OREO is recorded on the consolidated financial statements of the Company at the lower of cost or fair market value less estimated costs of disposal. The
    Company believes that the OREO inventory held at March 31, 2004 has a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $14 million based on market analyses of the individual properties less the estimated closing costs.


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

    The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month.
    The Senior Debt accrues interest based on the Federal Home Loan Bank of Cincinnati (FHLB) 30-day advance rate plus an additional spread of 3.50%. Approximately $31 million of Senior Debt will accrue interest at a rate equal to the prime rate plus a margin of between 0% and 1.75%. The accelerated payment provisions are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a weekly additional principal reduction from cash collected from other than notes receivable, if available, before scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the contractual scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow that is available to the Company.

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

    The Company's Senior Debt Lender has provided Tribeca with a warehouse financing agreement of $30 million. This Senior Debt accrues interest based on prime. At March 31, 2004, Tribeca had drawn down $30 million on the line. The Company is actively seeking other sources of financing for Tribeca.

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

    The value of the Company's assets may be affected by prepayment rates on investments. Prepayments rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond the Company's control, and consequently, such prepayment rates cannot be predicted with certainty. When the Company originates and purchases mortgage loans, it expects that such mortgage loans will have a measure of protection from prepayment in the form of prepayment lockout periods or prepayment penalties. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by the Company in assets yielding less than the yields on the investments that were prepaid. In addition the market value of mortgage investments may, because the risk of prepayment, benefit less from declining interest rates than from other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgage loans, generally decrease, in which case the Company would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios the Company may fail to recoup fully its cost of acquisition of certain investments.

    Real Estate Risk
    Multi-family and residential property values and net operating income derived from such properties are subject to volatility and may be affected adversely by number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as the over supply of housing). In the event net operating income decreases, a borrower may have difficulty paying the Company's mortgage loan, which could result in losses to the Company. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the Company's mortgage loans, which could also cause the Company to suffer losses.

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