Form 10-Q
period 2004-06-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2004-08-16
CIK 831246

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

                  For the quarterly period ended June 30, 2004
[ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
       For the transition period from ________ to ___________ Act of 1934


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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act). Yes_____ No_X___.

As of August 16, 2004 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding.

===============================================================================

                     FRANKLIN CREDIT MANAGEMENT CORPORATION

                                    FORM 10-Q

                                      INDEX

                                 C O N T E N T S


PART I.  FINANCIAL INFORMATION                                       Page

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets at June 30, 2004 and
         December 31,2003                                             3

         Consolidated Statements of Income for the three and
         six months ended June 30, 2004 and June 30, 2003             4

         Consolidated Statements of Stockholders'Equity for
         the six months ended June 30, 2004                           5

         Consolidated Statement of Cash Flows for the six
         months ended June 30, 2004 and June 30, 2003                 6

         Notes to Consolidated Financial Statements                7-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      14-23

Item 3.  Quantitative and Qualitative Disclosure about
         Market Risk                                              24-25

Item 4.  Controls and Procedures                                     25

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                           26

Item 2.  Changes in Securities and Use of Proceeds and
         Issuer Purchases of Equity Securities                       26

Item 3.  Defaults Upon Senior Securities                             26

Item 4.  Submission of Matters to a Vote of Security Holders         26

Item 5.  Other Information                                           26

Item 6.  Exhibits and Reports on Form 8-K                            27

SIGNATURES                                                           28

CERTIFICATIONS                                                    29-32

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
ASSETS                                    June 30, 2004       December 31, 2003
                                            Unaudited                audited


CASH AND CASH EQUIVALENTS                 $ 12,674,008         $ 14,418,876 08

RESTRICTED CASH                                 98,322                 413,443

NOTES RECEIVABLE:
  Principal                                 761,223,426            465,553,870
  Purchase discount                         (36,635,703)           (25,678,165)
  Allowance for loan losses                 (74,694,164)           (46,247,230)
                                           ------------            ------------
        Net notes receivable                649,893,559            393,628,475

ORIGINATED LOANS HELD FOR SALE               49,695,134             27,372,779

ORIGINATED LOANS HELD FOR INVESTMENT          9,222,003              9,536,669

ACCRUED INTEREST RECEIVABLE                   7,257,286              4,332,419

OTHER REAL ESTATE OWNED                      11,969,034             13,981,665

OTHER RECEIVABLES                             3,355,700              2,893,735

MARKETABLE SECURITIES                           202,071                202,071

DEFERRED TAX ASSET                              452,092                681,398

OTHER ASSETS                                  3,963,907              3,720,163

BUILDING, FURNITURE AND EQUIPMENT - Net       1,233,398              1,252,711

DEFERRED FINANCING COSTS- Net                 6,514,143              4,298,942
                                          -------------          --------------
TOTAL ASSETS                              $ 756,530,657          $ 476,733,346
                                          =============          ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses     $ 4,471,678            $ 4,979,806
  Financing agreements                       37,068,102             23,315,301
  Notes payable                             691,316,337            427,447,844
  Income tax liability:
     Current                                    -                        -
     Deferred                                   320,920              1,311,089
                                           ------------            ------------
           TOTAL LIABILITIES                733,177,037            457,054,040
                                           ------------            ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,
  10,000,000 authorized shares; issued
   and outstanding: 5,916,527                    59,167                  59,167
  Additional paid-in capital                  6,985,968               6,985,968
  Retained earnings                          16,308,485              12,634,171
                                          -------------           -------------
           TOTAL STOCKHOLDERS' EQUITY        23,353,620              19,679,306
                                          -------------           -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $ 756,530,657           $ 476,733,346
                                          =============           =============

See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
-------------------------------------------------------------------------------


                                 Three Months                 Six Months
                                 Ended June 30                Ended June 30
                               2004          2003         2004          2003
                           -----------  -----------   -----------   -----------
REVENUES:
 Interest income           $11,354,267  $10,722,418   $21,990,608   $21,283,669
 Purchase discount earned    1,727,781    1,078,019     3,069,178     1,980,922
 Gain on sale of notes
 receivable                     -            -            844,902       596,114
 Gain on sale of originated
 loans held for sale         1,252,474     728,654      2,145,429     1,407,044
 Gain on sale of other real
 estate owned                  142,151     449,399        373,397       753,194
 Rental income                  11,875      23,338         23,950        73,800
 Prepayments and other
 income                      1,298,618     956,125      2,399,467     1,802,438
                            ----------  ----------     ----------    ----------
                            15,787,166  13,957,953     30,846,931    27,897,181
                            ----------  ----------     ----------    ----------

OPERATING EXPENSES:
 Interest expense            5,481,129   5,575,748     10,794,204    10,612,870
 Collection, general and
 administrative              5,747,221   4,411,539     10,193,403     8,519,096
 Provision for loan losses     812,383     734,851      1,708,259     1,584,445
 Amortization of deferred
 financing costs               560,226     417,078      1,153,127       840,391
 Depreciation                  136,242     107,161        249,624       207,459
                            ----------  ----------     ----------    ----------
                            12,737,201  11,246,377     24,098,617    21,764,261
                            ----------  ----------     ----------    ----------


INCOME BEFORE PROVISION
FOR INCOME TAXES             3,049,965   2,711,576      6,748,314     6,132,920
                            ----------  ----------     ----------    ----------

PROVISION FOR INCOME TAXES   1,409,000   1,282,500      3,074,000     2,856,300
                            ----------  ----------     ----------    ----------

NET INCOME                 $ 1,640,965 $ 1,429,076    $ 3,674,314   $ 3,276,620
                           =========== ===========    ===========   ===========

NET INCOME PER COMMON SHARE:
  Basic                    $      0.28 $      0.24    $      0.62   $      0.55

  Diluted                  $      0.25 $      0.22    $      0.56   $      0.49

                           =========== ===========    ===========   ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING BASIC     5,916,527   5,916,527      5,916,527     5,916,527
                           =========== ===========    ===========   ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING DILUTED   6,591,219   6,557,239      6,599,625    6,557,239
                           =========== ===========    ===========   ===========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
JUNE 30, 2004 (Unaudited)
-------------------------------------------------------------------------------

                                         Additional
                     Common Stock         Paid-In      Retained
                   -----------------      Capital      Earnings        Total
                   Shares     Amount
-------------------------------------------------------------------------------
January 1, 2004   5,916,527   $59,167    $6,985,968   $12,634,171   $19,679,306

  Net income                                            3,674,314     3,674,314

                  -------------------------------------------------------------
June 30, 2004     5,916,527   $59,167    $6,985,968   $16,308,485   $23,353,620

                  =============================================================


See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-------------------------------------------------------------------------------

                                                   Six Months Ended June 30,
                                                      2004              2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                       $ 3,674,314      $ 3,276,620
 Adjustments to reconcile net income
 to net cash used in operating activities:
  Gain on sale of notes receivable                   (844,902)        (596,114)
  Gain on sale of other real estate owned            (373,397)        (753,194)
  Depreciation                                        249,624          207,459
  Amortization of deferred financing costs          1,153,127          840,391
  Origination of loans held for sale              (80,178,341)     (42,101,242)
  Proceeds from the sale of and principal
  collections on loans held for sale-net of gain   55,617,504       37,820,001
  Purchase discount earned                         (3,069,178)      (1,980,922)
  Provision for loan losses                         1,708,259        1,584,445
  Changes in operating assets and liabilities:
   Accrued interest receivable                     (2,924,867)          43,234
   Other receivables                                 (461,965)      (1,846,619)
   Deferred tax asset                                 229,306          (92,858)
   Other assets                                      (243,744)        (588,515)
   Deferred tax liability                            (990,169)        (348,454)
   Accounts payable and accrued expenses             (508,128)         133,590
                                                  ------------     ------------
    Net cash used in operating activities         (26,962,557)      (4,402,178)
                                                  ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in restricted cash                          315,121          131,931
 Purchase of notes receivable                    (351,596,126)    (112,718,301)
 Principal collections on notes
 receivable and loans held for investment          85,308,403       66,423,015
 Acquisition and loan fees                         (3,308,399)      (1,346,543)
 Proceeds from sale of other real estate owned     10,550,854        7,500,632
 Proceeds from sale of notes receivable             6,556,853        2,835,696
 Purchase of building, furniture and equipment       (230,311)        (347,902)
                                                 -------------     -----------
    Net cash used in investing activities        (252,403,605)     (37,521,472)
                                                 -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                      378,109,100      118,389,550
 Principal payments of notes payable             (114,240,607)     (82,146,129)
 Proceeds from financing agreements                82,346,598       45,852,206
 Principal payments of financing agreements       (68,593,797)     (41,666,966)
                                                 -------------     ------------
Net cash provided by financing activities         277,621,294       40,428,661
                                                 ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS.           (1,744,868)      (1,494,989)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     14,418,876       10,576,610

                                                 ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 12,674,008      $ 9,081,621
                                                 ============      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments for interest                       $ 10,876,632     $ 10,277,680
Cash payments for taxes                          $  3,807,300     $  3,285,985

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
-------------------------------------------------------------------------------

1.ORGANIZATION AND BUSINESS

Nature of Business - Franklin Credit Management Corporation ("FCMC", and together with its wholly-owned subsidiaries, the "Company") is a specialty consumer finance and asset management company primarily engaged in the acquisition, origination, servicing and resolution of performing, sub-performing and non-performing residential mortgage loans and residential real estate. The Company acquires these mortgages from a variety of mortgage bankers, banks, and other specialty finance companies. These loans are generally purchased in pools at discounts from their aggregate contractual balances, from sellers in the financial services industry. Real estate is acquired in foreclosure or otherwise and is usually acquired at a discount relative to the appraised value of the asset. The Company conducts its business from its executive and main office in New York City and through its website www.franklincredit.com.

The Company's wholly-owned subsidiary, Tribeca Lending Corp. ("Tribeca"), originates primarily residential mortgage loans made to individuals whose credit histories, income and other factors cause them to be classified as sub-prime non-conforming borrowers. Management believes that lower credit quality borrowers present an opportunity for the Company to earn superior returns for the risks assumed. The majority of first and second mortgages are originated on a retail and wholesale basis through marketing efforts, utilization of the FCMC database and the Internet. Tribeca anticipates holding certain of its mortgages in its portfolio when it believes that the return from holding the mortgage, on a risk-adjusted basis, outweighs the return from selling the mortgage in the secondary market.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and in cash flows have been made. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates of the Company are allowances for loan losses. The Company's estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility and credit exposure. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions may occur which could cause actual results to differ materially.

Reclassification- Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Notes Receivable and Income Recognition - The notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions, and mortgage and finance companies. Such notes receivable are performing, nonperforming or underperforming at the time of purchase and are usually purchased at a discount from the principal balance remaining. Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. An allowance for loan losses on impaired notes receivable is recorded based on the present value of expected future cash flows discounted at the note's effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is collateral dependent. The Company periodically evaluates the collectability of both interest and principal of its notes receivable to determine whether they are impaired. A note receivable is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement. The Company has the ability and intent to hold these notes until maturity, payoff or liquidation of collateral or may sell certain notes, if it is economically advantages to do so.

In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the collectible principal amount outstanding using the accrual method. Accrual of interest on notes receivable, including impaired notes receivable, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Subsequent recognition of income occurs only to the extent payment is received subject to management's assessment of the collectability of the remaining interest and principal. A non-accrual note is restored to an accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt any allowance for loan losses is reversed and past due interest is recognized at that time.

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

Allowance for Loan Losses - The allowance for loan losses, a material estimate which could change significantly in the near term, is initially established by an allocation of the purchase loan discount based on management's assessment of the portion of purchase discount that represents uncollectable principal. Subsequently, increases to the allowance are made through a provision for loan losses charged to expense and the allowance is maintained at a level that management considers adequate to absorb probable losses in the loan portfolio.

Management's judgment in determining the adequacy of the allowance is based on the evaluation of individual loans within the portfolios, the known and inherent risk characteristics and size of the note receivable portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. Impaired notes receivable are charged against the allowance for loan losses when management believes that the collectability of principal and interest is not probable based on a note-by-note review. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral when considered necessary.

The Company's notes receivable are collateralized by residential real estate located throughout the United States with a concentration in California, New York, Georgia, and Florida. Accordingly, the collateral value of a substantial portion of the Company's real estate notes receivable and real estate acquired through foreclosure is susceptible to changes in certain specific market conditions. Management believes that the allowance for loan losses is adequate. While management uses, available information to recognize losses on notes receivable, future additions to the allowance or write-downs may be necessary based on changes in economic conditions. An allowance of $74,694,164 and $46,247,230 is included in notes receivable at June 30, 2004 and December 31, 2003, respectively.

Originated Loans Held for Sale - The loans held for sale consist primarily of residential loans originated by the Company collateralized by first and second mortgages where the Company intends to sell the loan within six months. Such loans held for sale are performing and are carried at lower of cost or market. The gain or loss on sale is recorded as the difference between the carrying amount of the loan and the proceeds from sale on a loan-by-loan basis. The Company records a sale when the title transfers to the seller.

Originated Loans Held for Investment - Such loans consist primarily of residential loans originated by the Company collateralized by first and second mortgages originated by the Company where the Company has the intent and financial ability to hold the loans to maturity. Such loans held for investment are performing and are carried at amortized cost.

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

b. Notes Receivable - Fair value of the net note receivable portfolio is estimated by discounting the future cash flows using the interest method. The fair value of notes receivable at June 30, 2004 and December 31, 2003 was $649,893,559 and $393,628,475, respectively.

c. Short-Term Borrowings - The interest rates on financing agreements and other short-term borrowings are reset on a monthly basis and therefore, the carrying amounts of these liabilities approximate their fair value.

d. Long-Term Debt - The interest is at a variable rate that resets monthly, therefore the amount reported in the balance sheet approximates fair value.

Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income during the six months ended June 30, 2004 and June 30, 2003; therefore, net income was equivalent to comprehensive income.

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

Had compensation cost been determined upon the fair value of the stock options at the grant date consistent with the method of SFAS No.123, the Company's June 30, 2004 and June 30, 2003 net income and earnings per share would have been reduced to the pro forma amounts indicated in the table that follows.

There were no options granted during the three or six months ended June 30, 2004.

                                              Three months       Three months
                                                2004                  2003

Net income  - as reported                   $ 1,640,965            $ 1,429,076
Net income  -  pro forma                    $ 1,633,840            $ 1,409,658

Net income  per common share
- basic - as reported                       $      0.28            $      0.24
Net income per common share
- basic - pro forma                         $      0.28            $      0.24
Net income per common share
- diluted - as reported                     $      0.25            $      0.22
Net income per common share
- diluted - pro forma                       $      0.25            $      0.21


                                            Six Months             Six Months
                                               2004                   2003

Net income  - as reported                  $ 3,674,314             $ 3,276,620
Net income  -  pro forma                   $ 3,660,064             $ 3,240,688

Net income  per common share
- basic - as reported                      $      0.62             $      0.55
Net income per common share
- basic - pro forma                        $      0.62             $      0.55
Net income per common share
- diluted - as reported                    $      0.56             $      0.50
Net income per common share
- diluted - pro forma                      $      0.56             $      0.49




Recent Accounting Pronouncements

In January of 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, which was revised in December of 2003 by FIN 46(R). This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As it applies to the Company, FIN 46(R) will be immediately effective for all variable interests in variable interest entities created after December 31, 2003 , and to all variable interest entities on December 31, 2004. The adoption of Interpretation No. 46(R) is expected to have no impact on the Company's consolidated financial statements.

3. BUSINESS SEGMENTS

The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires performing, nonperforming, nonconforming and subperforming notes receivable and promissory notes from financial institutions, mortgage and finance companies, and services and collects such notes receivable through enforcement of terms of the original note, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage-banking segment originates residential mortgage loans from individuals whose credit histories, income and other factors cause them to be classified as sub-prime nonconforming borrowers.

The Company's management evaluates the performance of each segment based on profit or loss from operations before unusual and extraordinary items and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                               Three Months Ended June 30,
                                                 2004               2003
CONSOLIDATED REVENUE
  Portfolio asset acquisition and
  resolution                                 $ 12,956,448        $ 12,238,233

  Mortgage banking                              2,830,718           1,719,720
                                             ------------        ------------
Consolidated Revenue                         $ 15,787,166        $ 13,957,953
                                             ============        ============

CONSOLIDATED  INCOME BEFORE INCOME TAXES
  Portfolio asset acquisition and
  resolution                                 $  2,450,982        $  2,435,655
  Mortgage banking                                598,983             275,921
                                             ------------        ------------
Consolidated Income before income taxes      $  3,049,965        $  2,711,576
                                             ============        ============


                                                 Six Months Ended June 30,
                                                 2004                2003
CONSOLIDATED REVENUE
  Portfolio asset acquisition and
  resolution                                 $ 25,754,285        $ 24,553,980
    Mortgage banking                              5,092,646           3,343,201
                                             ------------        ------------
Consolidated Revenue                         $ 30,846,931        $ 27,897,181
                                             ============        ============

CONSOLIDATED INCOME BEFORE INCOME TAXES
  Portfolio asset acquisition and
  resolution                                 $  5,722,329        $  5,532,211
  Mortgage banking                              1,025,985             600,709
                                             ------------        ------------
Consolidated Income before income taxes      $  6,748,314        $  6,132,920
                                             ============        ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Forward-Looking Statements. Statements contained herein that are not historical fact may be forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in forward-looking statements made by the Company. These factors include, but are not limited to: (i) unanticipated changes in the U.S economy, including changes in business conditions such as interest rates, and changes in the level of growth in the finance and housing markets; (ii) the status of relations between the Company and a bank as its "Senior Debt Lender" and the Senior Debt Lender's willingness to extend additional credit to the Company; (iii) the availability for purchase of additional loans; (iv) the status of relations between the Company and its sources for loan purchases; (v) unanticipated difficulties in collections under loans in the Company's portfolio; and (vi) other risks detailed from time to time in the Company's SEC reports. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company's filings with the Securities and Exchange Commission, including, but not limited to, those factors discussed under the caption "Real Estate Risk' in the Company's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as other wise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Acquisition Activity. Acquisitions were funded through incurrence of senior debt in the amount equal to the purchase price plus a 1% loan origination fee. On June 30, 2004, the Company consummated a single purchase of a mixed pool of $310,431,219 in face amount of performing, sub-performing and nonperforming mortgage loans secured by single-family residences, from Bank One. The loans acquired include $245,973,970 face amount of first mortgage loans and $64,457,249 face amount of second mortgage loans. The following table sets forth the number of loans, unpaid principal balance at acquisition, purchase price and purchase price percentage of the Company's loan acquisitions during the three and six month periods ended June 30, 2004 and 2003:

                                                 Quarter ended June 30,
                                                  2004              2003

Number of Loans                                     8,111                866

Unpaid Principal Balance at Acquisition     $ 368,179,775       $ 63,732,822

Purchase Price                              $ 312,603,653       $ 56,631,233

Purchase Price Percentage                              85%                89%



                                                   Six months ended June 30
                                                    2004            2003

Number of Loans                                     9,527              1,866

Unpaid Principal Balance at Acquisition     $ 416,057,515      $ 129,828,840

Purchase Price                              $ 351,596,126      $ 112,691,679

Purchase Price Percentage                              85%                87%


Single-Family Residential Lending. Since commencing operations in 1997, Tribeca has originated approximately $327 million in loans. The following table sets forth the number of loans and original aggregate principal balance of loans originated during the three and six month periods ended June 30, 2004 and June 30, 2003:

                                                    Quarter ended June 30,
                                                     2004             2003

Number of Loans                                        294               144

Original Principal Balance                    $ 46,901,063      $ 24,672,190



                                                  Six months ended June 30
                                                    2004              2003

Number of Loans                                        517               233

Original Principal Balance                    $ 80,178,341      $ 41,966,242


During the six months ended June 30, 2004, Tribeca had income before taxes of $1,025,985 as compared to $600,708 during the six months ended June 30, 2003. This increase in income reflected the increased volume of loans originated due to the expansion of offices in New York and New Jersey and increased sales at higher margins due to a new marketing campaign during the six months ended June 30, 2004.

As of June 30, 2004, Tribeca had approximately $50 million face value of loans held for sale and $9.4 million held for investment.

Cost of Funds. As of June 30, 2004, the Company owed an aggregate of $691 million ("Senior Debt") to a bank (the "Senior Debt Lender"), which was incurred in connection with the purchase of, and is secured by, the Company"s loan portfolios and Other Real Estate Owned ("OREO") portfolios. From December 31, 2001 until March 2003, the Company's Senior Debt incurred after March 1, 2001, accrued interest at the Federal Home Loan Bank of Cincinnati ("FHLB") thirty-day advance rate (the "Index") plus a spread of 3.25%(the "Spread"). Senior Debt incurred before March 1, 2001 accrued interest at the prime rate plus a margin of between 0% and 1.75%. On March 19, 2003, the Company and its Senior Debt lender agreed that thereafter (i) the Spread would be 3.5%, unless and until the Index exceeds 2.00%, at which point it will revert back to 3.25% and (ii) the Spread will be reduced to 3.00% from and after such time as the Index exceeds 4.75%. At June 30, 2004, approximately $27 million of the Senior Debt incurred before March 1, 2001 remained outstanding and will continue to accrue interest at the prime rate plus a margin of between 0% and 1.75%. At
June 30, 2004, the weighted average interest rate on Senior Debt was 4.79%.

Inflation. The impact of inflation on the Company's operations during the periods presented immaterial.

Results of Operations


Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003.

  Total revenue, which is comprised of interest income, purchase discount earned , gains on bulk sale of notes receivable, gain on sale of loans receivable originated, gain on sale of OREO, rental income and other income, increased by $1,829,213 or 13%, to $15,787,166 during the three months ended June 30, 2004, from $13,957,953 during the three months ended June 30, 2003.

  Interest income increased by $631,849 or 6%, to $11,354,267 during the three months ended June 30, 2004 from $10,722,418 during the three months ended June 30, 2003. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from notes acquired by the Company between July 1, 2003 and June 30, 2004, which was offset by prepayments, collections and loan sales.

  Purchase discount earned increased by $649,762 or 60%, to $1,727,781 during the three months ended June 30, 2004, from $1,078,019 during the three months ended June 30, 2003. This increase reflected an increase in prepayments during the three months ended June 30, 2004 as compared to the three months ended
June 30, 2003.

  Gain on sale of loans originated by Tribeca increased by $523,820 or 72% to $1,252,474 during the three months ended June 30, 2004, from $728,654 during the three months ended June 30, 2003. This increase is based on both the increase in the volume of loans sold and increased margins received at point of sale due to increased marketing during the three months ended June 30, 2004, compared to the three months ended June 30, 2003. The Company sold $31 million of loans originated during the three months ended June 30, 2004 as compared to $21 million during the three months ended June 30, 2003.

  Gain on sale of OREO decreased by $307,248 or 68% to $142,151 during the three months ended June 30, 2004 from $449,399 during the three months ended June 30, 2003. The Company sold 78 and 67 OREO properties during the three months ended June 30, 2004 and June 30, 2003, respectively. This decrease reflected a decrease in the quality of a few OREO properties sold during the three months ended June 30, 2004.


  Prepayment penalties and other income increased by $342,493 or 36%, to $1,298,618 during the three months ended June 30, 2004 from $956,125 during the three months ended June 30, 2003. The increase was due primarily to increases in prepayment penalties resulting from an increase in prepayments, increased late charges resulting primarily from the growth in the size of the portfolio and increased loan fees due to an increase in origination volume.

  Total operating expenses increased by $1,490,824 or 13% to $12,737,201 during the three months ended June 30, 2004 from $11,246,377 during the three months ended June 30, 2003. Total operating expenses includes interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

  Interest expense decreased by $94,619 or 2%, to $5,481,129 during the three months ended June 30, 2004, from $5,575,748 during the three months ended June 30, 2003. This decrease resulted primarily from a decrease in costs of funds. The weighted average cost of funds was 4.79% and 4.98% during the three months ended June 30, 2004 and June 30, 2003, respectively.

     Collection, general and administrative ("CG&A") expenses increased by $1,335,682 or 30% to $5,747,221 during the three months ended June 30, 2004 from $4,411,539 during the three months ended June 30, 2003. Collection, general and administrative expense consists primarily of personnel expense, and all other collection expenses including OREO related expense, litigation expense, and miscellaneous collection expense.

  Within CG&A, personnel expenses increased by $628,270 or 28% to $2,882,691 during the three months ended June 30, 2004 from $2,254,421 during the three months ended June 30, 2003. This increase resulted largely from a $412,500
settlement  paid  to  the  Company"s  former CEO,   increases  in  staffing  in
anticipation of expected growth in the portfolio and increased commissions due to increased loan originations. All other CG&A expenses increased by $707,412 or 33% to $2,864,530 during the three months ended June 30, 2004 from $2,157,118 during the three months ended June 30, 2003. This increase resulted primarily from increased advertising expense for Tribeca, increased legal expenses on forecloserses and increased professional expense due to recruiting fees for a new CEO and servicing staff.

  Provisions for loan losses increased by $77,532 or 11% to $812,383 during the three months ended June 30, 2004 from $734,851 during the three months ended June 30, 2003. This increase resulted primarily from increased write-offs during the three month ended June 30, 2004 as compared to the three months ended June 30, 2003.

  Amortization of deferred financing costs increased by $143,148 or 34% to $560,226 during the three months ended June 30, 2004, from $417,078 during the three months ended June 30, 2003. This increase resulted primarily from a reduction in the weighted average life of the notes portfolio based on an increase in collections primarily a result of prepayments and an increase in deferred financing costs as a result of a commensurate increase in notes payable due to the growth in size of the notes portfolio.

  During the three months ended June 30, 2004 the Company made a provision for income taxes of $1,409,000 as compared to $1,282,500 during the three months ended June 30, 2003. The effective tax rate for the three months ended June 30, 2004 and June 30, 2003 46%.


  The Company's net income increased by $211,889 or 15% to $1,640,965 from $1,429,076 primarily for the reasons set forth above.



Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003.

  Total revenue increased by $2,949,750 or 11%, to $30,846,931 during the six months ended June 30, 2004, from $27,897,181 during the six months ended June 30, 2003.

  Interest income increased by $706,939 or 3%, to $21,990,608 during the six months ended June 30, 2004 from $21,283,669 during the six months ended June 30, 2003. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from notes acquired by the Company between July 1, 2003 and June 30, 2004, which was offset by prepayments, collections and loan sales.

  Purchase discount earned increased by $1,088,256 or 55%, to $3,069,178, during the six months ended June 30, 2004 from $1,980,922 during the six months ended June 30, 2003. This increase reflected an increase in prepayments during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

  Gain on sale of notes receivable increased by $248,788 or 42% to $844,902 during the six months ended June 30, 2004 from $596,114 during the six months ended June 30, 2003. The Company consummated an $6.4 million bulk sale of low yielding performing loans at a margin of 13% during the six months ended June 30, 2004 compared to a $4 million bulk sale of performing and nonperforming loans at a margin of 13% during the six months ended June 30, 2003.

  Gain on sale of loans originated by Tribeca increased by $738,385 or 52% to $2,145,429 during the six months ended June 30, 2004 from $1,407,044 during the six months ended June 30, 2003. This increase reflected an increase in both the volume and margin received at point of sale on Tribeca loans sold during the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. The Company sold $50 million in loans during the six months ended June 30, 2004 as compared to $37 million in loans during the six months ended 2003.

  Gain on sale of OREO decreased by $379,797 or 50% to $373,397 during the six months ended June 30, 2004 from $753,194 during the six months ended June 30, 2003. Gain on sale of OREO decreased due to the sale of lower valued OREO properties during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, when the company sold servarl appreciated rental. The Company sold 157 and 67 OREO during the six months ended June 30, 2004 and June 30, 2003, respectively.

  Prepayment penalties and other income increased by $597,029 or 33%, to $2,399,467 during the six months ended June 30, 2004 from $1,802,438 during the six months ended June 30, 2003. The increase was due primarily to increases in prepayment penalties resulting from to an increase in prepayments, late charges resulting primarily from the growth in the size of the portfolio and increased loan fees due to an increase in origination volume.

  Total operating expenses increased by $2,334,356 or 11%, to $24,098,617 during the six months ended June 30, 2004, from $21,764,261, during the six months ended June 30, 2003.

  Interest expense increased by $181,334 or 2%, to $10,794,204 during the six months ended June 30, 2004 from $10,612,870 during the six months ended June 30, 2003. This increase resulted primarily from an increase in the average amount of debt outstanding partially offset by a decrease in costs of funds. The weighted average cost of funds was 4.79% and 4.98% during the six months ended June 30, 2004 and June 30, 2003.

  "CG&A" expenses increased by $1,674,307 or 20%, to $10,193,403 during the six months ended June 30, 2004 from $ 8,519,096 during the six months ended June 30, 2003.

  Within CG&A, personnel expenses increased by $860,129 or 20%, to $5,210,623 during the six months ended June 30, 2004 from $4,350,494 during the six months ended June 30, 2003. This increase resulted largely from the $412,500 settlement paid to the Company"s former CEO, increased commissions due to increased loan production and additions to legal and servicing staff. All other CG&A expenses increased by $814,178 or 20%, to $4,982,780 during the six months ended June 30, 2004 from $4,168,602 during the six months ended June 30, 2003. This increase resulted primarily from increased advertising expense for Tribeca, increased professional expenses due to recruiting and audit fees.

  Provisions for loan losses increased by $123,814 or 8% to $1,708,259 during the six months ended June 30, 2004 from $1,584,445 during the six months ended June 30, 2003. This increase resulted primarily from increased write-offs during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

  Amortization of deferred financing costs increased by $312,736 or 37%, to $1,153,127 during the six months ended June 30, 2004, from $840,391 during the six months ended June 30, 2003. This increase resulted primarily from a reduction in the weighted average life of the notes portfolio based on an increase in collections primarily a result of prepayments and an increase in deferred financing costs as a result of a commensurate increase in notes payable due to the growth in size of the notes portfolio.

  During the six months ended June 30, 2004 the Company made a provision for income taxes of $3,074,000 as compared to $2,856,300 during the six months ended June 30, 2003. The effective tax rate for the three months ended June 30, 2004 was 45.5% and 46% respectively.

  The Company's net income increased by $397,694 or 12% to $3,674,314 from $3,276,620 primarily for the reasons set forth above.

Financial Condition

Notes Receivable Portfolio- As of June 30, 2004, the Company"s notes receivable portfolio included approximately 17,798 loans with an aggregate principal of $761 million. An allowance for loan losses of approximately $75 million has been recorded against this principal amount. The following table provides a breakdown of the portfolio as of June 30, 2004 and December 31, 2003 respectively:


                                          June 30, 2004      December 31, 2003

Performing loans                           $321,745,569       $ 322,345,537
Allowance for loan losses                    14,798,639          15,584,769
                                           ------------       -------------
Total performing loans
Net of allowance for loan losses           $306,946,930       $ 306,760,768
                                           ------------       -------------

Impaired loans                             $118,816,983       $ 126,341,722
Allowance for loan losses                    30,758,572          30,111,278

Total impaired loans,                      ------------       -------------
Net of allowance for loan losses           $ 88,058,411       $  96,230,444
                                           ------------       -------------

Not recorded onto servicing system         $320,660,873       $  16,866,611
Allowance for loan losses                    29,136,952             551,183
                                           ------------       -------------
Not recorded onto servicing system
Net of allowance for loan losses           $291,523,921       $  16,315,428
                                           ------------        ------------
Notes receivable, net of allowance
for loan losses                            $686,529,262       $ 419,306,640
                                           ============       =============


The following table provides a breakdown of the balance of the Company's portfolio of Notes receivable by coupon type, net of allowance for loan losses and excluding loans purchased but not recorded onto the Company's servicing system as of June 30, 2004 and December 31, 2003 of $320,660,873 and $16,866,611, respectively:



                                          June 30, 2004       December 31, 2003
Total Performing Loans
Total Fixed Rate Performing Loans          $189,713,251         $ 199,691,299
                                           ============         =============
Total Adjustable Rate Performing Loans     $117,233,679         $ 107,069,469
                                           ============         =============
Total Impaired Loans
Total Fixed Rate Impaired Loans            $ 52,790,026         $  58,752,534
                                           ============         =============
Total Adjustable Rate Impaired Loans       $ 35,268,385         $  37,477,910
                                           ============         =============


Liquidity and Capital Resources

General- During the six months ended June 30, 2004, the Company purchased 9,525 loans with an aggregate face amount of $416 million at an aggregate purchase price of $352 million or 85% of the face value. During the six months ended June 30, 2003, the Company purchased 1,878 loans with an aggregate face amount of $130 million at an aggregate purchase price of $113 million or 87% of the face amount. This increase reflected the acquisition on June 30, 2004 of a single mixed pool of $310 million in face amount of performing, sub-performing and non-performing mortgage loans, secured by single family residences, from Bank One, N.A., a national banking association.

The Company's portfolio of notes receivable at June 30, 2004, had a face amount of $761 million and included net notes receivable of approximately $650 million Net notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or may sell certain notes, if it is economically advantageous to do so.

During the six months ended June 30, 2004, the Company used cash in the amount of $27 million in its operating activities primarily for the origination of mortgage loans, interest expense, overhead, litigation expense incidental to its collections and for the foreclosure and improvement of OREO partially offset by proceeds from the sale of originated loans. The Company used $252 million of cash in its investing activities, which reflected primarily the use of $352 million for the purchase of notes receivable offset by principal collections of its notes receivable of $85 million and proceeds from sales of notes receivable of $7 million and OREO of $11 million. Net cash provided by financing activities was $278 million primarily from a net increase in Senior Debt of $264 million and a net $14 million increase in financing agreements. The above activities resulted in a net decrease in cash at June 30, 2004 over December
31, 2003 of $1.7 million.

In the ordinary course of its business, the Company accelerates its foreclosures of real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at June 30, 2004 and December 31, 2003, the Company held OREO recorded in the consolidated financial statements at $12 million and $14 million, respectively. OREO is recorded on the consolidated financial statements of the Company at the lower of cost or fair market value less estimated costs of disposal. The Company believes that the OREO inventory held at June 30, 2004 has a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $13 million based on market analyses of the individual properties less the estimated closing costs.


Cash Flow From Operating and Investing Activities

  Substantially all of the assets of the Company are invested in its portfolios of notes receivable and OREO. Primary sources of the Company's cash flow for operating and investing activities are borrowings under its Senior Debt facilities, collections on notes receivable and gain on sale of notes and OREO properties.

  At June 30, 2004, the Company had unrestricted cash, cash equivalents and marketable securities of $13 million.


Cash Flow From Financing Activities

Senior Debt. As of June 30, 2004, the Company owed an aggregate of $691 million to the Lender of Senior Debt, under several loans.

  The Senior Debt is collateralized by first liens on the respective loan portfolios for the purchase of which the debt was incurred and is guaranteed by the Company. The monthly payments on the Senior Debt have been, and the Company intends for such payments to continue to be, met by the collections from the respective loan portfolios. The loan agreements for the Senior Debt call for minimum interest and principal payments each month and accelerated payments based upon the collection of the notes receivable securing the debt during the preceding month. The Senior Debt accrues interest based on the Federal Home Loan Bank of Cincinnati (FHLB) 30-day advance rate plus an additional spread of 3.50%. Approximately $27 million of Senior Debt will accrue interest at a rate equal to the prime rate plus a margin of between 0% and 1.75%. The accelerated payment provisions are generally of two types: the first requires that all collections from notes receivable, other than a fixed monthly allowance for servicing operations, be applied to reduce the Senior Debt, and the second requires a weekly additional principal reduction from cash collected before scheduled principal and interest payments have been made. As a result of the accelerated payment provisions, the Company is repaying the amounts due on the Senior Debt at a rate faster than the contractual scheduled payments. While the Senior Debt remains outstanding, these accelerated payment provisions may limit the cash flow that is available to the Company.

In February 2004, the Company negotiated with its Senior Debt Lender a modification to the Senior Debt obligation, pursuant to which the Senior Debt Lender has provided the Company with an increase to $550 million in Senior Debt availability for the duration of 2004. In June 2004, prior to the purchase of the $310 million pool{s} of loans, the Senior Debt Lender secured a commitment from another bank (the "Senior Debt Participant") to participate in $175 million of Senior Debt related to the purchase of this pool of loans ("Senior Debt Participation"). The Senior Debt Participation is not available for the purchase of other loans once paid down. The Senior Debt Lender has advised the Company that the amount of this commitment will be considered in determining the amount of Senior Debt availability. As a result, the Senior Debt availability from the Senior Debt Lender including commitments from participants was approximately $725 million as of June 30, 2004, leaving approximately $34 million available to purchase additional portfolios of notes receivable and OREO subject to the normal credit approval process of the Senior Debt Lender. Management believes that projected collections of notes receivable and proceeds from the sale of notes receivable and OREO not associated with the Senior Debt Participation will enable the Company to purchase additional notes receivable.

  Certain Senior Debt credit agreements required establishment of restricted cash accounts, funded by an initial deposit at the loan closing and additional deposits based upon monthly collections up to a specified dollar limit. The Company used these funds during the six months ended June 30, 2004 to purchase a small portfolio of credit card charged off loans from two sources. The restricted cash is maintained in an interest bearing account, with the Company's Senior Debt Lender. The aggregate balance of restricted cash in such accounts was $98,322 on June 30, 2004 and $413,443 on December 31, 2003.

  Total Senior Debt availability was approximately $725 million at June 30, 2004, of which approximately $691 million had been drawn down as of such date. As a result, the Company has approximately $19 million available to purchase additional portfolios of notes receivable and OREO.

  The Company's Senior Debt Lender has provided Tribeca with a warehouse financing agreement of $40 million. This Senior Debt accrues interest based on prime. At June 30, 2004, Tribeca had drawn down $37 million on the line. The Company is actively seeking other sources of financing for Tribeca.

Financing Agreements. The Company has a financing agreement with the Senior Debt Lender permitting it to borrow a maximum of approximately $2,500,000 at a rate equal to such lender's prime rate plus two percent per annum. Principal repayment of the lines is due six months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the financing agreements as of June 30, 2004 and December 31, 2003, were $667,114 and $569,451 respectively. Advances made under the financing agreement were used to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding financing agreements and accrued interest of the original secured notes receivable. Management has reached an agreement in principal with its Senior Debt Lender to increase the availability under this credit facility to cover additional properties foreclosed upon by the Company, which the Company may choose to hold as rental property to maximize its return. The Company uses, when available, OREO sales proceeds to pay down financing agreements to help reduce interest expense

  Additionally, the Company has a financing agreement with Citibank. The agreement provides the Company with the ability to borrow a maximum of $150,000 at a rate equal to the bank's prime rate plus one percent per annum. As of June 30, 2004 and December 31, 2003 $92,736 and $99,736 respectively, were outstanding on the financing agreement.

Financing Activities and Contractual Obligations

Below is a schedule of the Company's contractual obligations and commitments at June 30, 2004.

(Amounts in                    Less than
 thousands)         Total        1 Year    1 - 3 Years  3 - 5 Years  Thereafter
-------------------------------------------------------------------------------
Contractual Cash
Obligations:
Notes Payable    $691,316,337 $29,771,469 $116,365,066 $107,997,515 $437,182,287
Warehouse Line     37,068,102  37,068,102      -             -            -
Operating Leases    2,188,284     517,196    1,495,229      175,859       -
Capital Lease         439,613     162,859      276,754       -            -
Employment
Agreements            220,000     220,000      -             -            -
                  ----------- ----------- ------------ ------------ -----------
Total Contractual
Cash Obligations $731,232,336 $67,739,626 $118,137,049 $108,173,374 $437,182,287
                 ============ =========== ============ ============ ===========

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate fluctuations can adversely affect the Company's income and value of its common shares in many ways and present a variety of risks, including the risk of mismatch between asset yields and borrowing rates, variances in the yield curve and changing prepayment rates.

The Company's operating results will depend in large part on differences between the income from its assets (net of credit losses) and its borrowing costs. Most of the Company's assets, consisting primarily of mortgage notes receivable, generate fixed returns and have terms in excess of five years. The Company funds the origination and acquisition of a significant portion of these assets with borrowings, which have interest rates that are based on the monthly Federal Home Loan Bank of Cincinnati 30-day advance rate ("FHLB"). In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between yields and borrowing rates. Consequently changes in interest rates, particularly short-term rates may influence the Company's net income. The Company's borrowing under agreements with its Senior Debt Lender bear interest at rates that fluctuate with the FHLB rate of Cincinnati and the prime rate. Based on approximately $387 million and $27 million of borrowings outstanding under this facility at June 30, 2004
(net of the $310 million purchase on June 30, 2004), a 1% increase in FHLB and prime rate, would decrease the Company's quarterly and six month net income and net cash flows by approximately $570,000 and $1.1 million respectively, absent any other changes. The Company also has a warehouse line of credit with its Senior Debt lender that funds the origination of loans held for sale. These borrowings have interest rates that are based on the prime rate. Based on approximately $37 million of borrowings outstanding under this facility at June 30, 2004, a 1% increase in prime rate, would further decrease the Company's quarterly and six month net income and net cash flows by approximately $51,000 and $102,000, respectively. Increases in these rates will decrease the net income and market value of the Company's net assets. Interest rate fluctuations that result in interest expense exceeding interest income would result in operating losses.

The value of the Company's assets may be affected by prepayment rates on investments. Prepayments rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond the Company's control, and consequently, such prepayment rates cannot be predicted with certainty. When the Company originates and purchases mortgage loans, it expects that such mortgage loans will have a measure of protection from prepayment in the form of prepayment lockout periods or prepayment penalties. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by the Company in assets yielding less than the yields on the investments that were prepaid. In addition the market value of mortgage investments may, because the risk of prepayment, benefit less from declining interest rates than do other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgage loans, generally decrease, in which case the Company would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios the Company may fail to recoup fully its cost of acquisition of certain investments.

Real Estate Risk
Multi-family and residential property values and net operating income derived from such properties are subject to volatility and may be affected adversely by number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions(such as the over supply of housing). In the event net operating income decreases, a borrower may have difficultly paying the Company's mortgage loan, which could result in losses to the Company. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the Company's mortgage loans, which could also cause the Company to suffer losses.

Item 4.  Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Company's, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date the Company carried out its most recent evaluation.


                            Part II Other Information

Item 1.     Legal Proceedings
                   None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
                   None

Item 3.     Defaults Upon Senior Securities
                   None

Item 4.     Submission of Matters to a Vote of Security Holders

  On May 13, 2004 at the Company's annual meeting the shareholders voted to elect nine directors to the Company's Board of Directors, and to ratify the appointment of Deloitte & Touche LLP as the Company's independent public auditors for the fiscal year ending December 31, 2004.


---------------------  ---------  --------  ---------   ---------  ---------
Election of Directors     For     Against   Abstained   No-votes     Total
Director
---------------------  ---------  --------  ----------  ---------  ---------
---------------------  ---------  --------  ----------  ---------  ---------
Thomas J. Axon         4,113,371     0        4,486     1,798,670  5,916,527
---------------------  ---------  --------  ----------  ---------  ---------
---------------------  ---------  --------  ----------  ---------  ---------
Seth Cohen             4,113,371     0        4,486     1,798,670  5,916,527
---------------------  ---------  --------  ----------  ---------  ---------
---------------------  ---------  --------  ----------  ---------  ---------
Joseph Caiazzo         4,113,371     0        4,486     1,798,670  5,916,527
---------------------  ---------  --------  ----------  ---------  ---------
---------------------  ---------  --------  ----------  ---------  ---------
Michael Bertash        4,113,371     0        4,486     1,798,670  5,916,527
---------------------  ---------  --------  ----------  ---------  ---------
---------------------  ---------  --------  ----------  ---------  ---------
Frank B. Evans         4,113,371     0        4,486     1,798,670  5,916,527
---------------------  ---------  --------  ----------  ---------  ---------
---------------------  ---------  --------  ----------  ---------  ---------
Alan Joseph            4,113,371     0        4,486     1,798,670  5,916,527
---------------------  ---------  --------  ----------  ---------  ---------
---------------------  ---------  --------  ----------  ---------  ---------
Steven W. Lefkowitz    4,113,371     0        4,486     1,798,670  5,916,527
---------------------  ---------  --------  ----------  ---------  ---------
---------------------  ---------  --------  ----------  ---------  ---------
Allan R. Lyons         4,113,371     0        4,486     1,798,670  5,916,527
---------------------  ---------  --------  ----------  ---------  ---------
---------------------  ---------  --------  ----------  ---------  ---------
William F. Sullivan    4,113,371     0        4,486     1,798,670  5,916,527
---------------------  ---------  --------  ----------  ---------  ---------


Independent Public
Auditors                 For      Against    Abstained   No Votes     Total
Deloitte & Touche

LLP                   4,097,887      0         7,081    1,811,559   5,916,527


Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K

(a)                             EXHIBIT TABLE

Exhibit No.   Description
 3(a)         Restated Certificate of Incorporation.  Previously filed with,and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on December 31, 1994.
 3(b)         Bylaws of the Company.  Previously filed with, and incorporated herein by reference to, the Company's Registration Statement on Form S-4, No. 33-81948, filed with the Commission on November 24,
              1994.
10(i)         Promissory Note between Thomas J. Axon and the Company, dated
              December 31,1998. Previously filed with, and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on April 14, 1999.
10(j)         Promissory Note between Steve Leftkowitz, board member, and the
              Company dated March 31,1999. Previously filed with, and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on March 30, 2000.
10(l)         Employment Agreement; dated July 17, 2000, between the Company and
              Seth Cohen. Previously filed with, and incorporated herein by reference to, the Company's 10-KSB, filed with the Commission on March 31, 2001.
31.1          Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
31.2          Chief Financial Officer Certification required by Rules 13a-14 and
              15d-14 under the Securities Exchange Act of 1934, as amended.
32.1          Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to section 906 of the Sarbanes
              -Oxley Act of 2002.
32.2          Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to section 906 of the Sarbanes
              -Oxley Act of 2002.


(b)           Reports on Form 8-K

              The Company filed an 8-K on May 20, 2004, Item 5. "Other Events", the resignation of the companies CEO, Seth Cohen.
              The Company filed an 8-K on July 15, 2004, Item 2 "Acquisition or Disposition of Assets, relating to the acquisition of $310 million in loans from Bank One and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.
              The Company filed an 8-K on July 16, 2004, an amendment to Item 2 "Acquisition or Disposition of Assets", relating to the acquisition of $310 million in loans from Bank One.
              The Company filed an 8-K on July 20, 2004 19, 2004, Item 5 "Other Events and Regulation FD Disclosure", issuance of a press release announcing the purchase of $310 million in assets from Bank One.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 16, 2004

                                  FRANKLIN CREDIT MANAGEMENT
                                        CORPORATION



                                  By: /s/   THOMAS J. AXON
                                            Thomas J. Axon
                                      Chairman of the Board



Signature                              Title                        Date

/s/THOMAS AXON                  Chairman of the Board          August 16, 2004
  Thomas Axon
(Chairman of the Board)



/s/ALAN JOSEPH                  Executive Vice President,
 Alan Joseph                        Chief Financial            August 16, 2004
(Principal financial officer)     Officer and Director

Exhibit 31.1

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

1. I have reviewed this quarterly report on Form 10-Q of Franklin Credit Management Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial report which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 16, 2004

By   /s/ Thomas Axon
         Thomas Axon
         Chairman of the Board
         Franklin Credit Management Corporation

Exhibit 31.2

                      CHIEF FINANCIAL OFFICER CERTIFICATION



1. I have reviewed this quarterly report on Form 10-Q of Franklin Credit Management Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial report which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 16, 2004


By:  /s/ Alan Joseph
         Alan Joseph
         Chief Financial Officer
         Franklin Credit Management Corporation

Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTIONS 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas Axon, Chief Executive Officer of Franklin Credit Management (the "Company") certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of the Company on Form 10-Q for the fiscal quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of the Company.


Date:  August 16, 2004

                                          BY:/s/   Thomas Axon
                                             Name:  Thomas Axon
                                             Title: Chairman of the Board



The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.


A signed original of this written statement required by Section 906 has been provided to Franklin Credit Management Corporation and will be retained by Franklin Credit Management Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTIONS 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Alan Joseph, Chief Financial Officer of Franklin Credit Management (the "Company") certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of the Company on Form 10-Q for the fiscal quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of the Company.


Date:  August 16, 2004

                                           BY: /s/     Alan Joseph
                                               Name:   Alan Joseph
                                               Title:  Chief Financial Officer



The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.


A signed original of this written statement required by Section 906 has been provided to Franklin Credit Management Corporation and will be retained by Franklin Credit Management Corporation and furnished to the Securities and Exchange Commission or its staff upon request.