Form 10-Q
period 2004-09-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2004-11-15
CIK 831246

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES



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

                For the quarterly period ended September 30, 2004
[]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
       For the transition period from ________ to ___________ Act of 1934


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

As of November 15, 2004 the issuer had 5,916,527 of shares of Common Stock, par value $0.01 per share, outstanding.

===============================================================================

                     FRANKLIN CREDIT MANAGEMENT CORPORATION

                                    FORM 10-Q

                                      INDEX

                                 C O N T E N T S


PART I. FINANCIAL INFORMATION                                            Page

Item 1. Financial Statements (unaudited)

  Consolidated Balance Sheets at September 30, 2004
  and December 31, 2003                                                    3

  Consolidated Statements of Income for the three and
  nine months ended September 30, 2004 and September
  30, 2003                                                                 4

  Consolidated Statement of changes in Stockholders' Equity
  for the nine months ended September 30, 2004                             5

  Consolidated Statements of Cash Flows for the nine months
  ended September 30, 2004 and September 30, 2003                          6

  Notes to Consolidated Financial Statements                             7-13

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             14-23

Item 3. Quantitative and Qualitative Disclosure about
        Market Risk                                                     24-25

Item 4. Controls and Procedures                                            25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 25

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds                                                           25

Item 3. Defaults Upon Senior Securities                                   25

Item 4. Submission of Matters to a Vote of Security Holders               25

Item 5. Other Information                                                 25

Item 6. Exhibits and Reports on Form 8-K                                  26

SIGNATURES                                                                27

CERTIFICATIONS

CONSOLIDATED BALANCE SHEETS (Unaudited)
-------------------------------------------------------------------------------
ASSETS                              September 30, 2004     December 31, 2003

CASH AND CASH EQUIVALENTS                 $ 22,533,835   $  14,418,876 35

RESTRICTED CASH                                113,457            413,443

NOTES RECEIVABLE:
 Principal                                 796,079,203        465,553,870
 Purchase discount                         (38,809,394)       (25,678,165)
 Allowance for loan losses                 (84,031,931)       (46,247,230)
                                          -------------      --------------
     Net notes receivable                  673,237,878        393,628,475

ORIGINATED LOANS HELD FOR SALE              34,861,339         27,372,779

ORIGINATED LOANS HELD FOR INVESTMENT        43,212,524          9,536,669

ACCRUED INTEREST RECEIVABLE                  7,764,609          4,332,419

OTHER REAL ESTATE OWNED                     16,684,155         13,981,665

OTHER RECEIVABLES                            4,664,500          2,893,735

MARKETABLE SECURITIES                          256,697            202,071

DEFERRED TAX ASSET                             614,166            681,398

OTHER ASSETS                                 4,440,257          3,720,163

BUILDING, FURNITURE AND EQUIPMENT - Net      1,341,133          1,252,711

DEFERRED FINANCING COSTS- Net                7,033,597          4,298,942
                                         -------------      --------------
TOTAL ASSETS                             $ 816,758,147      $ 476,733,346
                                         =============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses    $ 7,088,629        $ 4,979,806
  Financing agreements                      35,180,332         23,315,301
  Notes payable                            747,154,565        427,447,844
  Income tax liability:
     Current                                    61,011
     Deferred                                1,402,204          1,311,089
                                          ------------       -------------
           TOTAL LIABILITIES               790,886,741        457,054,040
                                          ------------       -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value,
 10,000,000 authorized shares; issued
 and outstanding: 5,916,527                     59,167              59,167
 Additional paid-in capital                  6,985,968           6,985,968
 Retained earnings                          18,826,271          12,634,171
                                         -------------        -------------
           TOTAL STOCKHOLDERS' EQUITY       25,871,406          19,679,306
                                         -------------        -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $816,758,147        $476,733,346
                                         =============        ============

See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
-------------------------------------------------------------------------------

                                   Three Months             Nine Months
                                  Ended Sept 30,            Ended Sept 30,
                                2004         2003          2004        2003
                             ----------   -----------  -----------  -----------
REVENUES:

 Interest income             $16,628,125  $10,438,099  $38,618,733  $31,721,768

 Purchase discount earned      2,969,825    1,385,753    6,039,002    3,366,675
 Gain on sale of notes
 receivable                      229,840       36,991    1,074,742      633,105
 Gain on sale of originated
 loans held for sale           1,026,372      895,774    3,171,801    2,302,819
 Loss/gain on sale of other
 real estate owned              (145,846)     174,651      227,551      927,845
 Rental income                     9,725       29,874       33,675      103,674
 Prepayments and other income  1,247,416    1,096,582    3,646,884     2,899,019
                              ----------   ----------   ----------   -----------
                              21,965,457   14,057,724   52,812,388   41,954,905
                              ----------   ----------   ----------   ----------

OPERATING EXPENSES:
 Interest expense              9,939,303    5,489,147   20,733,508   16,102,017
 Collection, general and
 administrative                5,974,354    4,476,633   16,167,756   12,995,727
 Provision for loan losses       728,504      783,854    2,436,763    2,368,299
 Amortization of deferred
 financing costs                 584,916      516,483    1,738,043    1,356,875
 Depreciation                    118,590      120,283      368,214      327,742
                              ----------   ----------   ----------   ----------
                              17,345,667   11,386,400   41,444,284   33,150,660
                              ----------   ----------   ----------   ----------


INCOME BEFORE PROVISION
FOR INCOME TAXES               4,619,790    2,671,324   11,368,104    8,804,245
                              ----------   ----------   ----------   ----------
PROVISION FOR INCOME TAXES     2,102,004    1,215,900    5,176,004    4,072,200
                              ----------   ----------   ----------   ----------

NET INCOME                    $2,517,786   $1,455,424   $6,192,100   $4,732,045
                              ==========   ==========   ==========   ==========

NET INCOME PER COMMON SHARE:
  Basic                       $     0.43   $     0.25   $     1.05   $     0.80

  Diluted                     $     0.37   $     0.22   $     0.92   $     0.73

                              ==========   ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING BASIC       5,916,527    5,916,527    5,916,527    5,916,527
                              ==========   ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING DILUTED     6,815,141    6,573,879    6,749,544    6,506,560
                              ==========   ==========   ==========   ==========


See notes to consolidated financial statements.




CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2004 (Unaudited)
-------------------------------------------------------------------------------

                                             Additional
                        Common Stock          Paid-In     Retained
                      ---------------
                       Shares      Amount    Capital    Earnings    Total
-------------------------------------------------------------------------------
January 1, 2004        5,916,527  $59,167  $6,985,968  $12,634,171 $19,679,306

  Net income                                             6,192,100   6,192,100
                       --------------------------------------------------------
                       --------------------------------------------------------
September 30, 2004     5,916,527   $59,167  $6,985,968 $18,826,271  $25,871,406
                       ========================================================
                       ========================================================


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-------------------------------------------------------------------------------
                                                 Nine Months Ended Sept 30,
                                                      2004            2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                        $ 6,192,100      $ 4,732,045
Adjustments to reconcile net income to
net cash used in operating activities:
Gain on sale of notes receivable                   (1,074,742)        (633,105)
Gain on sale of other real estate owned              (227,551)        (927,845)
Gain on sale of originated loans held for sale     (3,171,801)      (2,302,819)
Depreciation                                          368,214          327,742
Amortization of deferred financing costs            1,738,043        1,356,875
Origination of loans held for sale               (130,834,004)     (67,934,759)
Proceeds from the sale of and principal
collections on loans held for sale                 86,497,788       62,244,362
Purchase discount earned                           (6,039,002)      (3,366,675)
Provision for loan losses                           2,436,763        2,368,299
Changes in operating assets and liabilities:
Accrued interest receivable                        (3,432,190)         191,868
Other receivables                                  (1,770,765)      (1,526,879)
Deferred income tax asset                              67,232          (91,390)
Other assets                                         (774,720)        (876,162)
Current income tax liability                           61,011
Deferred income tax liability                          91,115         (349,497)
Accounts payable and accrued expenses               2,108,823          478,702
                                                  ------------      -----------
   Net cash used in operating activities          (47,763,686)      (6,309,238)
                                                  ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in restricted cash                          299,986          170,937
 Purchase of notes receivable                    (438,971,026)    (163,332,881)
 Principal collections on notes receivable
 and loans held for investment                    143,954,741      109,716,685
 Acquisition and loan fees                         (4,223,652)      (1,887,363)
 Proceeds from sale of other real estate owned     15,077,792       11,345,657
 Proceeds from sale of notes receivable             8,625,688        4,280,676
 Purchase of building, furniture and equipment       (456,636)        (592,062)
                                                 -------------     ------------
   Net cash used in investing activities         (275,693,107)     (40,298,351)
                                                 -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                      494,919,071       173,789,284
 Principal payments of notes payable             (175,212,350)     (133,573,437)
 Proceeds from financing agreements               134,886,080        72,218,917
 Principal payments of financing agreements      (123,021,049)      (67,722,555)
                                                 ------------       ----------
   Net cash provided by financing activities      331,571,752        44,712,209
                                                 ------------        ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS.            8,114,959        (1,895,380)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     14,418,876        10,576,610
                                                 ------------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 22,533,835       $ 8,681,230
                                                 ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments for interest                       $ 19,210,233      $ 14,902,010
                                                 ============      ============
Cash payments for taxes                           $ 4,739,000       $ 4,742,329
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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

Reclassification- Certain 2003 amounts have been reclassified to conform with the 2004 presentation.

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

Notes Receivable and Income Recognition - The notes receivable portfolio consists primarily of secured residential real estate mortgage loans purchased from financial institutions, and mortgage and finance companies. Such notes receivable are performing, nonperforming or underperforming at the time of purchase and are usually purchased at a discount from the principal balance remaining. Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. The Company periodically evaluates the collectability of both interest and principal of its notes receivable to determine whether they are impaired. A note receivable is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement. The Company has the ability and intent to hold these notes until maturity, payoff or liquidation of collateral or may sell certain notes, if it is economically advantageous to do so. An allowance for loan losses on impaired notes receivable is recorded based on the present value of expected future cash flows discounted at the note's effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is collateral dependent.

In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the collectible principal amount outstanding using the accrual method. Accrual of interest on notes receivable, including impaired notes receivable, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Subsequent recognition of income occurs only to the extent payment is received subject to management's assessment of the collectability of the remaining interest and principal. A non-accrual note is restored to an accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. Accordingly any allowance for loan losses is reversed and past due interest is recognized at that time.

Loan purchase discounts are amortized into income using the interest method over the period to maturity. The interest method recognizes income by applying the effective yield on the net investment in the loans to the projected cash flows of the loans. Discounts are amortized if the projected payments are probable of collection and the timing of such collections are reasonably predictable. The projection of cash flows for purposes of amortizing purchase loan discount is a material estimate, which could change significantly, in the near term. Changes in the projected payments are accounted for as a change in estimate and the periodic amortization is prospectively adjusted over the remaining life of the loans.

In the event projected payments do not exceed the carrying value of the loan, the periodic amortization is suspended and either the loan is written down or an allowance for uncollectibility is recognized.

Allowance for Loan Losses - The allowance for loan losses, a material estimate which could change significantly in the near term, is initially established by an allocation of the purchase loan discount based on management's assessment of the portion of purchase discount that represents uncollectable principal. Subsequently, increases to the allowance are made through additional allocation from purchase discount if available. If there is not discount available, the provision for loan loss is charged to expense.

The allowance is maintained at a level that management considers adequate to absorb probable losses in the loan portfolio. Management's judgment in determining the adequacy of the allowance is based on the evaluation of individual loans within the portfolios, the known and inherent risk characteristics and size of the note receivable portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. Impaired notes receivable are charged against the allowance for loan losses when management believes that the collectability of principal and interest is not probable, based on a note-by-note review. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral when considered necessary.

The Company's notes receivable are collateralized by residential real estate located throughout the United States with concentrations in California, New York, Georgia, and Florida. Accordingly, the collateral value of a substantial portion of the Company's real estate notes receivable and real estate acquired through foreclosure is susceptible to changes in market conditions in certain specific markets. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on notes receivable, future additions to the allowance or write-downs may be necessary based on changes in economic conditions. An allowance of $84,031,931 and $46,247,230 is included in notes receivable at September 30, 2004 unaudited and December 31, 2003, respectively.

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

b. Notes Receivable - Fair value of the net note receivable portfolio is estimated by discounting the future cash flows using the interest method. The estimated fair value of notes receivable at September 30, 2004 unaudited and December 31, 2003 was $673,237,878 and $393,628,475, respectively.

c. Short-Term Borrowings - The interest rates on financing agreements and other short-term borrowings are reset on a monthly basis and therefore, the carrying amounts of these liabilities approximate their fair value.

d. Long-Term Debt - The interest is at a variable rate that resets monthly, therefore the amount reported in the balance sheet approximates fair value.


Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income during the nine months ended September 30, 2004 and September 30, 2003; therefore, net income was equivalent to comprehensive income.

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

Had compensation cost been determined upon the fair value of the stock options at the grant date consistent with the method of SFAS No.123, the Company's unaudited September 30, 2004 and September 30, 2003 net income and earnings per share would have been reduced to the pro forma amounts indicated in the table that follows.


                                             2004               2003

Net income  - as reported                $ 2,517,786         $ 1,455,424
Net income  -  pro forma                 $ 2,510,661         $ 1,438,758
Net income  per common share
  - basic - as reported                       $ 0.43             $ 0.25
Net income per common share
  - basic - pro forma                         $ 0.42             $ 0.24
Net income per common share
  - diluted - as reported                     $ 0.37             $ 0.22
Net income per common share
  - diluted - pro forma                       $ 0.37             $ 0.22


                                              2004                2003

Net income  - as reported                 $ 6,192,100         $ 4,732,045
Net income  -  pro forma                  $ 6,170,725         $ 4,682,046
Net income  per common share
  - basic - as reported                        $ 1.05              $ 0.80
Net income per common share
  - basic - pro forma                          $ 1.04              $ 0.79
Net income per common share
  - diluted - as reported                      $ 0.91              $ 0.73
Net income per common share
  - diluted - pro forma                        $ 0.91              $ 0.72




There were no options granted during the three or nine months ended September 30, 2004.

Recent Accounting Pronouncements

In January of 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, which was revised in December of 2003 by FIN 46(R).~ This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.~The adoption of Interpretation No. 46(R) had no impact on the Company's consolidated financial statements.

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

                                           Three Months Ended September 30,
                                               2004               2003
                                           Unaudited
CONSOLIDATED REVENUE
 Portfolio asset acquisition
 and resolution                            $ 18,607,190        $ 12,067,078
 Mortgage banking                             3,358,267           1,990,646
 Consolidated Revenue                      $ 21,965,457        $ 14,057,724

CONSOLIDATED INCOME BEFORE INCOME TAXES
 Portfolio asset acquisition
 and resolution                             $ 3,517,400         $ 2,236,779
 Mortgage banking                             1,102,390             434,545
 Consolidated  Income before income taxes   $ 4,619,790         $ 2,671,324


                                               Nine Months Ended Sept 30,
                                                 2004              2003
                                               Unaudited
CONSOLIDATED REVENUE
 Portfolio asset acquisition
 and resolution                              $ 44,361,474       $ 36,621,059
 Mortgage banking                               8,450,914          5,333,846
 Consolidated Revenue                        $ 52,812,388       $ 41,954,905

CONSOLIDATED  INCOME BEFORE INCOME TAXES
 Portfolio asset acquisition
 and resolution                               $ 9,239,730        $ 7,768,991
 Mortgage banking                               2,128,374          1,035,254
 Consolidated  Income before income taxes    $ 11,368,104        $ 8,804,245



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

Overview

The Company's net income for the nine months ending September 30, 2004 was $6,192,100 compared to $4,732,045 for the same period last year. This increased income was facilitated by increased interest, purchase discount and prepayment penalty income due to the growth in size of the portfolio. The nine months was further bolstered by gains on the sale of originated loans due to a new marketing campaign. This increase in income was partially offset by increases in the costs of funds during the third quarter due to increases in federal interest rates. The Company's cost of funds was 5.33% at September 30, 2004 as compared to 4.77% at September 30, 2003.

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

Acquisition Activity. Acquisitions were funded through incurrence of senior debt in the amount equal to the purchase price plus a loan origination fee generally equal to 1%. Included in the purchases during the quarter, was a single purchase of a mixed pool of $32 million in face amount of performing, sub-performing and nonperforming mortgage loans secured by single-family residences, from Master Financial. The following table sets forth the number of loans, unpaid principal balance at acquisition, purchase price and purchase price percentage of the Company's loan acquisitions during the three and nine-month periods ended September 30, 2004 and 2003:

                                                Three Months ended September 30,

                                                   2004                 2003

Number of Loans                                   4,239                  756
Unpaid Principal Balance at Acquisition   $ 120,605,382         $ 58,054,127
Purchase Price                             $ 87,266,354         $ 50,641,202
Purchase Price Percentage                           72%                  87%



                                               Nine months ended September 30,

                                                    2004                 2003


Number of Loans                                   13,786                2,608
Unpaid Principal Balance at Acquisition    $ 536,662,897        $ 173,426,098
Purchase Price                             $ 438,971,026        $ 150,086,133
Purchase Price Percentage                            82%                  87%


Residential Lending. Since commencing operations in 1997, Tribeca has originated approximately $378 million in loans. The following table sets forth the number of loans and original aggregate principal balance of loans originated during the three and nine-month periods ended September 30, 2004 and September 30, 2003:

                                               Three months ended September 30,
                                                    2004              2003



Number of Loans                                      288               153
Original Principal Balance                  $ 50,655,663      $ 25,727,618


                                                Nine months ended September 30,
                                                     2004              2003


Number of Loans                                       804               405
Original Principal Balance                  $ 130,834,004      $ 67,934,759

During the nine months ended September 30, 2004, Tribeca had income before taxes of $2,128,374 as compared to $1,035,254 during the nine months ended September 30, 2003. This increase in income reflected the increased volume of loans originated and sold during the nine months ending September 30, 2004 due to the expansion of offices in New York and New Jersey and a new marketing campaign.

As of September 30, 2004, Tribeca had approximately $35 million face value of loans held for sale and $43 million held for investment.

Cost of Funds. As of September 30, 2004, the Company owed an aggregate of $747 million ("Senior Debt") to a bank (the "Senior Debt Lender"), which was incurred in connection with the purchase of, and is secured by, the Company's loan portfolios and Other Real Estate Owned ("OREO") portfolios. The Company's Senior Debt incurred after March 1, 2001, accrues interest at the Federal Home Loan Bank of Cincinnati ("FHLB") thirty-day advance rate (the "Index") plus a spread of 3.50% (the "Spread"). Senior Debt incurred before March 1, 2001 accrues interest at prime rate plus a margin of between 0% and 1.75%. At September 30, 2004, approximately $24 million of the Senior Debt incurred before March 1, 2001 remained outstanding and will continue to accrue interest at the prime rate plus a margin of between 0% and 1.75%. At September 30, 2004, the weighted average interest rate on Senior Debt was 5.33%.

Inflation. The impact of inflation on the Company's operations during the periods presented was immaterial.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003.

     Total revenue, which is comprised of interest income, purchase discount earned, gains on bulk sale of notes receivable, gain on sale of loans receivable originated, gain on sale of OREO, rental income and other income, increased by $7,907,733 or 56%, to $21,965,457 during the three months ended September 30, 2004, from $14,057,724 during the three months ended September 30, 2003.

     Interest income increased by $6,190,026 or 59% to $16,628,125 during the three months ended September 30, 2004 from $10,438,099 during the three months ended September 30, 2003. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from notes acquired by the Company between October 31, 2003 and September 30, 2004 and included a single purchase of $310 million in notes from Bank One on June 30, 2004, these acquisitions have been only partially offset by prepayments, collections and loan sales.

     Purchase discount earned increased by $1,584,072 or 114%, to $2,969,825 during the three months ended September 30, 2004, from $1,385,753 during the three months ended September 30, 2003. This increase reflected the growth in size of the portfolio and an increase in prepayments during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

     Gain on sale of notes receivable increased by $192,849 or 521% to $229,840 during the three months ended September 30, 2004 from $36,991 during the three months ended September 30, 2003. The Company sold $2 million of performing loans during the three months ended September 30, 2004 as compared to $2 million of non-performing loans during the three months ended September 30, 2003.

     Gain on sale of loans originated by Tribeca increased by $130,598 or 15% to $1,026,372 during the three months ended September 30, 2004, from $895,774 during the three months ended September 30, 2003. This increase is based on an increase in the volume of loans sold during the three months ended September 30, 2004, compared to the three months ended September 30, 2003. The Company sold $26 million of loans originated during the three months ended September 30, 2004 as compared to $21 million during the three months ended September 30, 2003.

     Gain on sale of OREO decreased by $320,497 or 184% to $(145,846) during the three months ended September 30, 2004 from $174,651 during the three months ended September 30, 2003. The Company sold 62 and 54 OREO properties during the three months ended September 30, 2004 and September 30, 2003, respectively. This decrease and the corresponding loss in the three months ended September 30th, 2004 reflects a small percentage of the overall sales of OREO during the quarter.

     Prepayment penalties and other income increased by $150,834 or 14%, to $1,247,416 during the three months ended September 30, 2004 from $1,096,582 during the three months ended September 30, 2003. The increase was due primarily to increases in prepayment penalties and late charges resulting primarily from the growth in the size of the portfolio and increased loan fees due to an increase in origination volume.

     Total operating expenses increased by $5,959,267 or 52% to $17,345,667 during the three months ended September 30, 2004 from $11,386,400 during the three months ended September 30, 2003. Total operating expenses includes interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

     Interest expense increased by $4,450,156 or 81%, to $9,939,303 during the three months ended September 30, 2004, from $5,489,147 during the three months ended September 30, 2003. This increase resulted primarily from an increase in debt measured on the last day of the two periods and was further increased by a 5.24% increase in costs of funds due to federal rate increases. The weighted average cost of funds was 5.02% and 4.77% during the three months ended September 30, 2004 and September 30, 2003, respectively. Total debt increased by $331,571,752 or 74% to $782,334,897 as of September 30, 2004, from $450,763,145 as of September 30, 2003. Total debt consists principally of Senior Debt and financing agreements.

     Collection, general and administrative ("CG&A") expenses increased by $1,497,721 or 33% to $5,974,354 during the three months ended September 30, 2004 from $4,476,633 during the three months ended September 30, 2003. Collection, general and administrative expense consists primarily of personnel expense, and all other collection expenses including OREO related expense, litigation expense, and miscellaneous collection expense.

     Within CG&A, personnel expenses increased by $643,645 or 28% to $2,910,369 during the three months ended September 30, 2004 from $2,266,724 during the three months ended September 30, 2003. This increase resulted largely from increases in staffing due to the growth in the portfolio, management salary increases and increased commissions due to increased loan originations. All other CG&A expenses increased by $854,076 or 39% to $3,063,985 during the three months ended September 30, 2004 from $2,209,909 during the three months ended September 30, 2003. This increase resulted primarily from increased professional expense due to staff recruiting fees, legal expenses relating to foreclosures, increased office expense due to the growth in size of the portfolio.

     Provisions for loan losses decreased by $55,350 or 7% to $728,504 during the three months ended September 30, 2004 from $783,854 during the three months ended September 30, 2003. This decrease resulted primarily from a decrease in write-offs during the three month ended September 30, 2004 as compared to the three months ended September 30, 2003.

     Amortization of deferred financing costs increased by $68,433 or 13% to $584,916 during the three months ended September 30, 2004, from $516,483 during the three months ended September 30, 2003. This increase resulted primarily from a reduction in the weighted average life of the notes portfolio based on an increase in collections primarily a result of prepayments and an increase in deferred financing costs as a result of a commensurate increase in notes payable due to the growth in size of the notes portfolio.


     During the three months ended September 30, 2004 the Company made a provision for income taxes of $2,102,004 as compared to $1,215,900 during the three months ended September 30, 2003. The effective tax rate for the three months ended September 30, 2004 and September 30, 2003 was 46%.


     The Company's net income increased by $1,062,362 or 73% to $2,517,786 from $1,455,424 primarily for the reasons set forth above.


Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003.

     Total revenue increased by $10,857,483 or 26%, to $52,812,388 during the nine months ended September 30, 2004, from $41,954,905 during the nine months ended September 30, 2003.

     Interest income increased by $6,896,965 or 22%, to $38,618,733 during the nine months ended September 30, 2004 from $31,721,768 during the nine months ended September 30, 2003. The Company recognizes interest income on notes included in its portfolio based upon three factors: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried face value. This increase resulted primarily from notes acquired by the Company between July 1, 2003 and September 30, 2004, and included a single purchase of $310,000,000 in notes from Bank One on June 30, 2004 which has been partially offset by prepayments, collections and loan sales.

     Purchase discount earned increased by $2,672,327 or 79%, to $6,039,002 during the nine months ended September 30, 2004 from $3,366,675 during the nine months ended September 30, 2003. This increase reflected an increase in the growth of the portfolio and prepayments during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

     Gain on sale of notes receivable increased by $441,637 or 70% to $1,074,742 during the nine months ended September 30, 2004 from $633,105 during the nine months ended September 30, 2003. The Company sold $8,400,000 bulk sale of low yielding performing loans during the nine months ended September 30, 2004 compared to a $6,000,000 bulk sale of performing and nonperforming loans during the nine months ended September 30, 2003.

     Gain on sale of loans originated by Tribeca increased by $868,982 or 38% to $3,171,801 during the nine months ended September 30, 2004 from $2,302,819 during the nine months ended September 30, 2003. This increase reflected an increase in both the volume and margin received at point of sale on Tribeca loans sold during the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The Company sold $77,000,000 in loans during the nine months ended September 30, 2004 as compared to $59,000,000 in loans during the nine months ended 2003.

     Gain on sale of OREO decreased by $700,294 or 75% to $227,551 during the nine months ended September 30, 2004 from $927,845 during the nine months ended September 30, 2003. Gain on sale of OREO decreased due to the sale of lower valued OREO properties during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 during which time the company sold several appreciated rental properties. The Company sold 219 and 164 OREO properties during the nine months ended September 30, 2004 and September 30, 2003, respectively.

     Prepayment penalties and other income increased by $747,865 or 26%, to $3,646,884 during the nine months ended September 30, 2004 from $2,899,019 during the nine months ended September 30, 2003. The increase was due primarily to increases in prepayment penalties resulting from an increase in prepayments, late charges resulting primarily from the growth in the size of the portfolio and increased loan fees due to an increase in origination volume.

     Total operating expenses increased by $8,293,624 or 25%, to $41,444,284 during the nine months ended September 30, 2004, from $33,150,660, during the nine months ended September 30, 2003.

     Interest expense increased by $4,631,491 or 29%, to $20,733,508 during the nine months ended September 30, 2004 from $16,102,017 during the nine months ended September 30, 2003. This increase resulted primarily from an increase in the average amount of debt outstanding and further increased by an increase in costs of funds. The weighted average cost of funds was 5.02% and 4.77% during the nine months ended September 30, 2004 and September 30, 2003.

     "CG&A" expenses increased by $3,172,029 or 24%, to $16,167,756 during the nine months ended September 30, 2004 from $ 12,995,727 during the nine months ended September 30, 2003.

     Within CG&A, personnel expenses increased by $1,503,774 or 23%, to $8,120,992 during the nine months ended September 30, 2004 from $6,617,218 during the nine months ended September 30, 2003. This increase resulted largely from the $481,250 settlement paid to the Company's former CEO, increased commissions due to increased loan production, additions to legal and servicing staff and management salary increases. All other CG&A expenses increased by $1,668,255 or 26%, to $8,046,764 during the nine months ended September 30, 2004 from $6,378,509 during the nine months ended September 30, 2003. This increase resulted primarily from increased advertising expense for Tribeca, increased professional expenses due to recruiting and audit fees.

     Provisions for loan losses increased by $68,464 or 3% to $2,436,763 during the nine months ended September 30, 2004 from $2,368,299 during the nine months ended September 30, 2003. This increase resulted primarily from slightly increased write-offs during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

     Amortization of deferred financing costs increased by $381,168 or 28%, to $1,738,043 during the nine months ended September 30, 2004, from $1,356,875 during the nine months ended September 30, 2003. This increase resulted primarily from a reduction in the weighted average life of the notes portfolio based on an increase in collections primarily a result of prepayments and an increase in deferred financing costs as a result of a commensurate increase in notes payable due to the growth in size of the notes portfolio.

     During the nine months ended September 30, 2004 the Company made a provision for income taxes of $5,176,004 as compared to $4,072,200 during the nine months ended September 30, 2003. The effective tax rate for the three months ended September 30, 2004 and September 30, 2003 was 46%.

     The Company's net income increased by $1,460,055 or 31% to $6,192,100 from $4,732,045 primarily for the reasons set forth above.

Financial Condition

Notes Receivable Portfolio- As of September 30, 2004, the Company's notes receivable portfolio included approximately 20,268 loans with an aggregate principal of $796 million. An allowance for loan losses of approximately $84 million has been recorded against this principal amount. The following table provides a breakdown of the portfolio as of September 30, 2004 and December 31, 2003 respectively:

                                      September 30, 2004     December 31, 2003

Performing loans                         $ 443,061,189         $ 322,345,537
Allowance for loan losses                   19,847,201            15,584,769
Total performing loans                   -------------         -------------
Net of allowance for loan losses         $ 423,213,988         $ 306,760,768
                                         -------------         -------------

Impaired loans                           $ 291,203,063         $ 126,341,722
Allowance for loan losses                   47,970,727            30,111,278
Total impaired loans,                    -------------         -------------
Net of allowance for loan losses         $ 243,232,336          $ 96,230,444
                                         -------------          ------------

Not recorded onto servicing system       $  61,814,951          $ 16,866,611
Allowance for loan losses                   16,214,002               551,183
Not recorded onto servicing system       -------------          ------------
Net of allowance for loan losses         $  45,600,949          $ 16,315,428
                                         -------------          ------------
Notes receivable, net of allowance for
loan losses                              $ 712,047,272         $ 419,306,640
                                         =============         =============


The following table provides a breakdown of the balance of the Company's portfolio of notes receivable by coupon type, net of allowance for loan losses and excluding loans purchased but not recorded onto the Company's servicing system as of September 30, 2004 and December 31, 2003 of $61,814,951 and $16,866,611, respectively:

                                       September 30, 2004    December 31, 2003
Performing Loans
Fixed Rate Performing Loans               $ 293,314,699        $ 199,691,299
                                          -------------        -------------
Adjustable Rate Performing Loans          $ 129,899,289        $ 107,069,469
                                          -------------        -------------
Total Performing Loans                    $ 423,213,988        $ 306,760,768
                                          =============        =============
Impaired Loans
Fixed Rate Impaired Loans                 $ 207,375,844        $  58,752,534
                                          -------------        -------------
Adjustable Rate Impaired Loans            $  35,856,492        $  37,477,910
                                          -------------        -------------
Total Impaired Loans                      $ 243,232,336        $  96,230,444
                                          =============        =============

The increase in the amount of the impaired loans reflects the acquisition of portfolios from Bank One and Master Financial at significant discounts realtive to thier face value. These portfolios included loans in bankruptcy and foreclosure that are classified as impaired. Some of these impaired loans are making payments even though they are contractually delinquent. These loans were primarily fixed rate loans.

Liquidity and Capital Resources

General- During the nine months ended September 30, 2004, the Company purchased 13,786 loans with an aggregate face amount of $537 million at an aggregate purchase price of $439 million or 82% of the face amount. During the nine months ended September 30, 2003, the Company purchased 2,622 loans with an aggregate face amount of $188 million at an aggregate purchase price of $163 million or 87% of the face amount. This increase reflected primarily the acquisition on June 30, 2004 of a single mixed pool of $310 million in face amount of performing, sub-performing and non-performing mortgage loans, secured by single family residences, from Bank One, N.A., a national banking association.

The Company's portfolio of notes receivable at September 30, 2004, had a face amount of $796 million and included net notes receivable of approximately $673 million. Net notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or may sell certain notes, if it is economically advantageous to do so.

In the ordinary course of its business, the Company accelerates its foreclosures of real estate securing non-performing notes receivable included in its portfolio. As a result of such foreclosures and selective direct purchases of OREO, at September 30, 2004 and December 31, 2003, the Company held OREO recorded in the consolidated financial statements at $17 million and $14 million, respectively. OREO is recorded on the consolidated financial statements of the Company at the lower of cost or fair market value less estimated costs of disposal. The Company believes that the OREO inventory held at September 30, 2004 has a net realizable value (market value less estimated commissions and legal expenses associated with the disposition of the asset) of approximately $18 million based on market analyses of the individual properties less the estimated closing costs.

Cash Flow From Operating and Investing Activities

     During the nine months ended September 30, 2004, the Company used cash in the amount of $48 million in its operating activities primarily for the origination of mortgage loans, interest expense, overhead, litigation expense incidental to its collections and for the foreclosure and improvement of OREO which uses were partially offset by proceeds from the sale of originated loans. The Company used $276 million of cash in its investing activities, which reflected primarily the use of $439 million for the purchase of notes receivable offset by principal collections of its notes receivable of $144 million and proceeds from sales of notes receivable of $7 million and OREO of $15 million. Net cash provided by financing activities was $332 million primarily from a net increase in Senior Debt of $320 million and a net $12 million increase in financing agreements. The above activities resulted in a net increase in cash at September 30, 2004 over December 31, 2003 of $8 million.

     Substantially all of the assets of the Company are invested in its portfolios of notes receivable and OREO. Primary sources of the Company's cash flow for operating and investing activities are borrowings under its Senior Debt facilities, collections on notes receivable and gain on sale of notes and OREO properties.

     At September 30, 2004, the Company had unrestricted cash, cash equivalents and marketable securities of $23 million.


Cash Flow From Financing Activities

Senior Debt. As of September 30, 2004, the Company owed an aggregate of $747 million to the Lender of Senior Debt, under several loans.

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

     On October 13, 2004, the Company entered into a Master Credit and Security Agreement (the "Agreement") with Sky Bank, an Ohio banking corporation ("Bank") and each subsidiary of the Company, which is or from time to time may become a party thereto (each, a "Company Subsidiary" collectively with the Company, the "Borrowers"). The Agreement amends and restates into a single agreement the Borrowers' previous loan agreements with the Bank, under which an aggregate principal balance of approximately $747,000,000 was outstanding immediately prior to the execution of the Agreement.

     The Bank has the right to participate out its loans (or portions thereof) to the Borrowers without the consent of the Borrowers; and the Bank has participated a portion of the Borrowers' outstanding indebtedness to other financial institutions. The Agreement provides for additional loans to be made, subject to the Bank's consent, until October 13, 2006. Additional loans made pursuant to the Agreement have a three-year term.

     The unpaid principal balance of each loan is amortized over twenty years, but matures three years after it was incurred. A substantial majority of the loans under the Agreement bear interest at a floating rate of interest, bears interest at a floating per annum rate of interest, adjusted monthly, equal to the Federal Home Loan Bank of Cincinnati 30 day advance rate (the "Index"), plus the applicable margin in accordance with the following matrix:


                  Index                     Bank Margin
                  <201                          350
                   201 - 475                    325
                   Greater than 475             300

     The Borrowers' obligations under the Agreement are secured by a first priority lien on the mortgage loans ("Mortgage Loans") financed by proceeds from the Agreement. The Mortgage Loans securing each Borrower's obligations under the Agreement also secure each other Borrower's obligations under the Agreement. The Agreement contains customary affirmative and negative covenants and conditions regarding the Borrowers' finances and operations and customary events of default.

     Each loan is also subject to an origination fee of 1% or such other amount as is agreed upon by the parties, and related fees as well as back-end participation payments subject to and based upon the performance of the related Mortgage Loans.

     The Agreement also clarifies how payments are allocated among the Bank and any other participants, and provides that payments made on the Mortgage Loans will be applied first to pay servicing and other fees and expenses required to be paid on the Mortgage Loans, then towards principal, interest and other amounts fees due on the loans in the manner set forth in the Agreement. Any remaining amounts will be applied in the manner the Bank may determine.

     Management believes that sufficient cash flow from the collection of notes receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of notes receivable, the sale of loans, sales and rental of OREO, or additional borrowing, to repay the current liabilities arising from operations and to repay the long term indebtedness of the Company

     The Company's Senior Debt Lender has provided Tribeca with a warehouse financing agreement of $40 million. This Senior Debt accrues interest based on prime. At September 30, 2004, Tribeca had drawn down $35 million on the line.

Financing Agreements. The Company has a financing agreement with the Senior Debt Lender permitting it to borrow a maximum of approximately $2,500,000 at a rate equal to such lender's prime rate plus two percent per annum. Principal repayment of the lines is due nine months from the date of each cash advance and interest is payable monthly. The total amounts outstanding under the financing agreements as of September 30, 2004 and December 31, 2003, were $477,966 and $569,451 respectively. Advances made under the financing agreement were used to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding financing agreements and accrued interest of the original secured notes receivable. The Company uses, when available, OREO sales proceeds to pay down financing agreements to help reduce interest expense.

     Additionally, the Company has a financing agreement with Citibank. The agreement provides the Company with the ability to borrow a maximum of $150,000 at a rate equal to the bank's prime rate plus one percent per annum. As of September 30, 2004 and December 31, 2003 $89,736 and $99,736 respectively, were outstanding on the financing agreement.

Financing Activities and Contractual Obligations

Below is a schedule of the Company's contractual obligations and commitments at September 30, 2004.

                                Less than
(Amounts in thousands) Total     1 Year    1-3 Years     3-5 Years   Thereafter
-------------------------------------------------------------------------------
Contractual Cash
Obligations:
Notes Payable    $747,154,565 $16,191,270 $126,075,888 $115,720,677 $489,166,730
Warehouse Line     35,180,332  35,180,332            -           -           -
Operating Leases
   -Rent            2,134,913     552,227    1,001,353      581,333          -
Capital Lease
   -Equipment         661,963     186,899      280,645      194,420          -
Employment
Agreements          2,010,000     710,000      650,000      650,000          -
                  ----------- ----------- ------------ ------------ ------------
Total Contractual
Cash Obligations $787,141,774 $52,820,728 $128,007,886 $117,146,430 $489,166,730
                 ============ =========== ============ ============ ============

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate fluctuations can adversely affect the Company's income and value of its common shares in many ways and present a variety of risks, including the risk of mismatch between asset yields and borrowing rates, variances in the yield curve and changing prepayment rates.

The Company's operating results will depend in large part on differences between the income from its assets (net of credit losses) and its borrowing costs. Most of the Company's assets, consisting primarily of mortgage notes receivable, generate fixed returns and have terms in excess of five years. The Company funds the origination and acquisition of a significant portion of these assets with borrowings, which have interest rates that are based on the monthly Federal Home Loan Bank of Cincinnati 30-day advance rate ("FHLB"). In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between yields and borrowing rates. Consequently changes in interest rates, particularly short-term rates may influence the Company's net income. The Company's borrowing under agreements with its Senior Debt Lender bear interest at rates that fluctuate with the FHLB rate of Cincinnati and the prime rate. Based on approximately $723 million and $24 million of borrowings outstanding under this facility at September 30, 2004, a 1% increase in FHLB and prime rate, would decrease the Company's quarterly and nine month net income and net cash flows by approximately $1.0 million and $3.0 million respectively, absent any other changes. The Company also has a warehouse line of credit with its Senior Debt lender that funds the origination of loans held for sale. These borrowings have interest rates that are based on the prime rate. Based on approximately $35 million of borrowings outstanding under this facility at September 30, 2004, a 1% increase in prime rate, would further decrease the Company's quarterly and nine month net income and net cash flows by approximately $47,000 and $141,750, respectively. Increases in these rates will decrease the net income and market value of the Company's net assets. Interest rate fluctuations that result in interest expense exceeding interest income would result in operating losses.

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

Item 4.  Controls and Procedures.

As of the end of the period~covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Company's, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Exchange Act of 1934.

There have been no significant changes in the Company's internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date the Company carried out its most recent evaluation.


                            Part II Other Information

Item 1. Legal Proceedings
                 None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
                 None

Item 3. Defaults Upon Senior Securities
                 None

Item 4. Submission of Matters to a Vote of Security Holders
                 None

Item 5. Other Information
                 None

Item 6.  Exhibits
                                  EXHIBIT TABLE

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

 10(m) Master Credit and Security Agreement between Sky Bank and Franklin Credit Management Corporation and subsidiaries. Filed here with.

 31.1 Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934,as amended.

 31.2 Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended

 32.1           Certification of Chief Executive Officer pursuant  to 18 U.S.C.
                Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

 32.2           Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


                Reports on Form 8-K

                The Company filed an 8-K on May 20, 2004, Item 5."Other Events", the resignation of the companies CEO, Seth Cohen.

                The Company filed an 8-K on July 15, 2004, Item 2 "Acquisition or Disposition of Assets, relating to the acquisition of $310 million in loans from Bank One and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

                The Company filed an 8-K on July 16, 2004, an amendment to Item 2 "Acquisition or Disposition of Assets, relating to the acquisition of $310 million in loans from Bank One.
                The Company filed an 8-K on July 20, 2004 19, 2004, Item 5 "Other Events and Regulation FD Disclosure", issuance of a press release announcing the purchase of $310 million in assets from Bank One.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15 2004

                                    FRANKLIN CREDIT MANAGEMENT
                                            CORPORATION


                                     By/s/  THOMAS J AXON
                                            Thomas J Axon
                                            Chairman of the Board



Signature                             Title                      Date


/s/JEFFREY R. JOHNSON          Chief Executive Officer      November 15 2004
   Jeffrey R. Johnson              and Director
(Chief Executive Officer)


/s/ALAN JOSEPH                Executive Vice President,     November 15 2004
   Alan Joseph                Chief Financial Officer
(Principal Financial Officer)      and Director

Exhibit 31.1

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Jeffrey R. Johnson, certify that:

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

Date: November 15, 2004

By:    /s/ Jeffrey R. Johnson
                                       Jeffrey R. Johnson
                                       Chief Executive Officer
                                       Franklin Credit Management Corporation

 Exhibit 31.2

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Alan Joseph, certify that:

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

Date: November 15, 2004



By:    /s/ Alan Joseph
                                       Alan Joseph
                                       Chief Financial Officer
                                       Franklin Credit Management Corporation

Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTIONS 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey R. Johnson, Chief Executive Officer of Franklin Credit Management (the "Company") certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of the Company on Form 10-Q for the fiscal quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of the Company.

Date:  November 15, 2004

                                               BY:/s/ Jeffrey R. Johnson
                                                Name: Jeffrey R. Johnson
                                               Title: Chief Executive Officer



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

Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTIONS 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Alan Joseph, Chief Financial Officer of Franklin Credit Management (the "Company") certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of the Company on Form 10-Q for the fiscal quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in the Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of the Company.

Date:  November 15, 2004

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