Form 10-K
period 2004-12-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2005-04-08
CIK 831246

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK,
                           $0.01 PAR VALUE PER SHARE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

Number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of March 23, 2005: 6,082,295

Based upon the closing sale price on the Over-The-Counter Bulletin Board on June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant as of such date was approximately $6,023,380.

Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 2004, are incorporated by reference into Part III.

================================================================================

                     FRANKLIN CREDIT MANAGEMENT CORPORATION

                                    FORM 10-K
                                DECEMBER 31, 2004

                                      INDEX

                                                                                                            PAGE
                                     PART I.

Item 1.     Business.                                                                                         3

Item 2.     Properties.                                                                                      20

Item 3.     Legal Proceedings.                                                                               21

Item 4.     Submission of Matters to a Vote of Security Holders.                                             21

                                    PART II.

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer                    21
            Purchases of Equity Securities.

Item 6.     Selected Financial Data.                                                                         22

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations.                                                                                      23

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.                                       33

Item 8.     Financial Statements and Supplementary Data.                                                     35

Item 9.     Change in and Disagreements with Accountants on Accounting and Financial
            Disclosures.                                                                                     35

Item 9A.    Controls and Procedures.                                                                         35

Item 9B.    Other Information.                                                                               35

                                    PART III.

Item 10.    Directors and Executive Officers of the Registrant.                                              35

Item 11.    Executive Compensation.                                                                          35

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
            Stockholder Matters.                                                                             35

Item 13.    Certain Relationships and Related Transactions.                                                  35

Item 14     Principal Accountant Fees and Services.                                                          35

                                    PART IV.

Item 15.    Exhibits, Financial Statements Schedules.                                                        37

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

      We are a specialty consumer finance company primarily engaged in the acquisition, origination, sale, servicing and resolution of performing, sub-performing and non-performing residential mortgage loans. We purchase and originate loans primarily on the basis of the borrower's ability and willingness to repay the mortgage loan, the borrower's historical pattern of debt repayment and the adequacy of the collateral securing the loan. We focus on acquiring and originating loans made to borrowers who generally do not meet conforming underwriting guidelines because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt or past credit difficulties. We originate non-prime mortgage loans through our wholly-owned subsidiary, Tribeca Lending Corp. We hold for investment the loans we acquire and a significant portion of the loans we originate. From inception through December 31, 2004, we had purchased and originated in excess of $2.2 billion in mortgage loans, $940 million of which we held in our portfolio as of December 31, 2004.

      PORTFOLIO ACQUISITIONS

      Since commencing operations in 1989, we have become a nationally recognized buyer of non-conforming mortgage loans from a variety of financial institutions in the United States including mortgage banks, commercial banks and thrifts, other traditional financial institutions and other specialty finance companies. As these entities originate, sell and securitize mortgage loans on an ongoing basis, they inevitably discover a portion of assets that for a wide range of reasons do not meet the underwriting criteria established by most buyers in the secondary marketplace, or otherwise do not fit within their own criteria for holding and servicing through resolution, by which we mean repayment or foreclosure. In contrast, we have developed a specialized expertise at risk-based pricing, credit evaluation and loan servicing that allows us to effectively evaluate and manage the potentially higher risks associated with this segment of the residential mortgage industry, including the rehabilitation or resolution of non-performing or sub-performing loans. As a result, we have the ability to acquire what we call "scratch and dent loans" or "S&D loans" from a variety of sources that we believe provide us with the opportunity to achieve an attractive risk-adjusted rate of return. We refer to loans we acquire as "notes receivable."

      We typically acquire S&D loans at a discount relative to the face value of the mortgage. In 2004, we purchased loans with an aggregate face value of $652 million, including the acquisition of our largest portfolios to date, one of which was comprised of loans with an aggregate face value of approximately $310 million. From our inception through December 31, 2004, we purchased S&D loans with a face value in excess of $1.8 billion, $812 million of which we retained for investment as of December 31, 2004.

      LOAN ORIGINATIONS

      We conduct our loan origination business through our wholly owned subsidiary, Tribeca Lending Corp., or Tribeca, which we formed in 1997 in order to leverage our experience in evaluating and managing residential mortgage loans and our loan servicing capabilities. We originate primarily non-prime residential mortgage loans to individuals whose documentation, credit histories, income and other factors cause them to be classified as non-prime borrowers and to whom, as a result, conventional mortgage lenders will often not make loans. Most lenders in the non-prime market generate a majority of their origination volume from "Alt-A" borrowers, meaning borrowers with a credit profile in the level immediately below prime. As a result of the extensive competition in this subcategory of the non-prime market, the ability for lenders to generate a risk premium is limited and profitability is more dependent upon an ability to originate and/or service a high volume of loans. In contrast, fewer lenders focus on originating loans to borrowers with credit profiles below "Alt-A." We focus our marketing efforts on this segment given our knowledge of these borrowers and our ability to service loans to them through the entire credit cycle.

      In 2004, we originated $200 million in non-prime mortgage loans. We originated approximately 65% of our mortgage loans on a retail basis and the rest through our wholesale channels. We hold the mortgages we originate for our portfolio or sell them for cash in the whole loan market, depending on market conditions and our own portfolio goals. From our inception through December 31, 2004, we originated loans with a face value of $447 million, $127 million of which we retained for sale or investment as of December 31, 2004.

      LOAN SERVICING

      In general, after we acquire or originate loans our servicing department begins the process of servicing each of the loans in our portfolio, seeking to ensure that it is repaid in accordance with its terms or according to amended repayment terms negotiated with the borrower. We have developed an extensive infrastructure that allows us to rehabilitate many loans which become delinquent or go into default. We also have the capability to follow loans through the default process into foreclosure and sale of the underlying collateral, when required.

CORPORATE HISTORY

      We were formed in 1989 by, among others, Thomas J. Axon, our Chairman, and Frank B. Evans, Jr., one of our directors, for the purpose of acquiring consumer loan portfolios from the Resolution Trust Company, or RTC, and the Federal Deposit Insurance Corporation, or FDIC. We became a public company in December 1994, when we merged with Miramar Resources, Inc., a publicly traded oil and gas company that had emerged from bankruptcy proceedings in December 1993. The newly formed entity was renamed Franklin Credit Management Corporation. At the time of the merger, we divested substantially all of the remaining oil and gas assets directly owned by Miramar in order to focus primarily on the non-conforming sector of the residential mortgage industry. At that time, we decided to capitalize on our experience and expertise in acquiring and servicing loans from RTC and the FDIC and began purchasing subprime mortgage loans from additional financial institutions. In 1997, we formed Tribeca to originate non-conforming residential mortgage loans to borrowers in the subprime markets.

LOAN ACQUISITIONS - FRANKLIN

      Financial institutions generally sell or securitize the majority of the loans they originate in the secondary market. The vast majority of these loans are sold at a premium to face value of the note, creating a profit margin for the seller. For a variety of reasons, however, a portion of their loan production is typically sold at a discount to the face value of the note. Our acquisition business is focused on purchasing these S&D loans for which a highly liquid secondary market does not exist. We have a variety of opportunities to purchase S&D loans, both shortly following origination and throughout the remainder of their lifecycle.

      NEWLY ORIGINATED LOANS. When a financial institution cannot sell a newly-originated mortgage loan through normal secondary market channels, it may continue to look for ways to sell that mortgage at a discounted price in order to free up cash or financing capacity so that it may continue to originate and sell more liquid mortgages. Newly originated loans may be sold multiple times before they are purchased by a long-term investor. A typical scenario is that a loan is originated by a local mortgage banker, sold to an intermediary mortgage banker, and finally either sold to a long term investor or securitized. At any point in this process, we may have an opportunity to purchase the loan for various reasons, including:

      - Investor Fallout. Mortgages may not meet the requirements of the secondary market for a number of different reasons, including noncompliance with program requirements, documentation deficiencies and valuation variances.

      - Loan Repurchases. Once a mortgage is sold, it may be subject to repurchase by the seller for a number of different reasons, including a subsequent default by the borrower that occurs within a specified period of time after the sale.

      - Facilitation. Occasionally, financial institutions will originate loans (frequently second liens) even though a liquid secondary market does not exist for those loans in order to facilitate the origination of mortgages that do have a liquid secondary market.

      SEASONED LOANS. Seasoned loans may be sold in the secondary market for a number of reasons, including:

      - Mergers and Acquisitions. The acquiror in a merger or acquisition may find that it has acquired mortgages that do not fit within its credit parameters.

      - Credit or Performance Issues. A portfolio holder of mortgages may have accumulated mortgages that have credit or performance characteristics that do not meet its current needs and desires to sell these mortgages in order to free up capacity.

      - Securitization Terminations. When mortgage loans are securitized, the securitization trust normally sells bonds with maturities that are shorter than the life of some of the mortgage loans that act as collateral. Optional call provisions may also provide certain interested parties with the ability to collapse the trust by selling or refinancing the remaining mortgage loans in the trust prior to maturity.

      - Insolvency. When a financial institution becomes insolvent, a trustee may decide to liquidate a mortgage portfolio in order to satisfy the creditors of the insolvent institution.

      It is often more efficient and economical (and sometimes imperative) for lenders in the situations described above to sell S&D loans at a discount to a third-party than to expend the resources necessary to rehabilitate these loans internally, as these lenders generally do not possess the financial capability, desire or specialized skills and infrastructure necessary to effectively value or service these types of assets. In contrast, we have developed specialized expertise that permits us to effectively value and bid on S&D loans, as well as to manage the loans in portfolios that we ultimately acquire, including, in some cases, up to and through the disposition of foreclosed real estate properties.

      Since commencing operations, we have purchased in excess of $1.8 billion in S&D loans, comprised of approximately 48,800 loans, primarily from financial institutions. During 2004, we took advantage of market opportunities to significantly increase our volume of loan acquisitions and purchased over $652 million in S&D loans, compared with approximately $244 million in S&D loans during 2003 and $212 million in S&D loans during 2002. A substantial portion of the S&D loans we acquired in 2004 resulted from the purchase of two large portfolios from Bank One N.A. and Master Financial Inc., which together represented over $400 million in face loan value at the time of acquisition and approximately 61% of the total face value of acquired notes receivable in 2004.

      Our acquisition department seeks out and identifies opportunities to purchase portfolios of S&D loans, performs due diligence on the loans included in a portfolio, prepares a bid for the portfolio in accordance with our price and yield guidelines based on the results of its due diligence investigation and assists in the integration of assets that we ultimately acquire into our existing portfolio.

      "BULK" AND "FLOW" ACQUISITIONS

      Some lenders sell their S&D loans in the secondary market in small amounts on a frequent basis, while other institutions tend to accumulate larger pools of mortgages before selling them. We have established an acquisition group to focus on each of these two segments of the selling market. Our bulk purchase unit is responsible for acquisitions of portfolios with a face value of notes receivable in excess of $1.5 million, while our flow unit is responsible for acquisitions of portfolios or individual notes with a face value below $1.5 million. We make the majority of our bulk pool purchases of S&D loans from large conventional lenders in connection with the various opportunities described above. In contrast, our flow purchases are generally made on a more regular basis from smaller, regional mortgage banks that have a need to quickly dispose of one or more S&D loans. Bulk purchases constituted 84% of our overall purchases in 2004, 71% in 2003 and 71% in 2002, respectively.

      DUE DILIGENCE

      We have established a proprietary due diligence review process that we use for all prospective purchases. In connection with our purchases of bulk portfolios, the due diligence process includes an analysis of a majority of the loans in a prospective portfolio, except in the case of very large portfolios where, due to time constraints, we analyze a representative sample of assets in the portfolio. Our team evaluates, among other things, lien position and the value of collateral, debt-to-income ratios and the borrower's creditworthiness, employment stability, number of years of home ownership, credit bureau reports and mortgage payment history. Where appropriate, our acquisition department performs an on-site evaluation of the seller's loan servicing department in addition to reviewing the loan files that comprise the portfolio. This process provides us with additional information as to the actual quality of the servicing of the loans in the portfolio, which we believe is critical to our ability to properly evaluate the portfolio. In the case of flow purchases, we typically perform due diligence on each loan we acquire, which focuses on the same matters described above. In all cases, we tailor our review as appropriate based on the level of our prior experience with the seller and other factors relevant to the specific portfolio.

      PRICING

      For both our bulk and flow purchases, we compare the information derived from our due diligence review to our historical statistical database and, coupled with our cumulative knowledge of the non-conforming segment of the mortgage industry, our acquisition department projects a collection strategy and estimates the collectability, cost to service and timing of cash flows with respect to the loans in the portfolio. Based upon this information, the acquisition department prepares a bid which meets our established pricing and yield guidelines.

      We have accumulated a significant amount of intellectual property, including proprietary databases and statistical data, over our years of experience with borrowers of S&D loans, based on our understanding of the entire credit cycle and our ability to resolve loans. We believe our intellectual property provides us with a competitive advantage in analyzing, pricing and bidding on S&D loans.

      COMPETITION

      We face intense competition in the market for the acquisition of S&D loans. Many of our competitors have financial resources, acquisition departments and servicing capacity considerably larger than our own. Among our largest competitors are Residential Funding Corporation, Bayview Financial Trading Group, Countrywide Financial Corporation, The Goldman Sachs Group, and Bear Stearns & Co., Inc. Competition for acquisitions is generally based on price, reputation of the purchaser, funding capacity and ability to execute within timing parameters required by the seller.

      BORROWERS

      Our business model focuses for the most part on holding the mortgage assets that we acquire through resolution. Our borrowers are a diverse population and no single borrower represents a significant portion of our S&D loans. Likewise, our borrowers are located in all fifty states and no single state represents 10% or more of the aggregate principal balance of loans in our portfolio.

      SELLERS

      We acquire S&D loans through a variety of methods, including negotiated sales, ongoing purchase agreements, joint-bids with other institutions and private and public auctions. The supply of assets available for purchase by us is influenced by a number of factors, including knowledge by the seller of our interest in purchasing assets of the type it is seeking to sell, the general economic climate, financial industry regulation and new residential mortgage loan origination volume. During 2004, we purchased an aggregate of 341 portfolios from 153 sellers. Our sources of bulk loan acquisitions have historically varied from year to year and we expect that this will continue to be the case. In addition to acquiring loans directly from sellers, we also acquire loans indirectly through brokers from time to time.

      MARKETING

      Members of the sales and marketing group of our acquisitions department continually seek to identify new opportunities for the purchase of bulk and flow mortgage assets. They focus on deepening relationships with sellers from whom we have made acquisitions in the past and on developing relationships with new sellers, as well as with brokers who have access to sellers of the types of portfolios that we are interested in purchasing.

LOAN ORIGINATIONS - TRIBECA

      We formed Tribeca, our wholly owned subsidiary, in 1997 as an origination platform for non-prime residential mortgages. Tribeca's mortgage origination platform provides us with an additional vehicle for growth and reduces the risks associated with reliance entirely upon the purchase of loans from other financial institutions for growth. Since commencing operations in 1997, Tribeca has originated approximately $447 million in non-prime residential mortgage loans for individuals with credit histories, income and/or other factors that cause them to be classified as non-prime borrowers.

      Through Tribeca, we originate a range of first and second mortgage loans. While our current strategy is to hold a majority of originated loans in our portfolio for investment, our strategy has changed in the past and may do so in the future based on market conditions and our own portfolio needs. We focus on developing and offering an array of proprietary niche products, including innovative purchase loans for single family and multi-family residences. We offer both fixed-rate loans and adjustable rate mortgages. Our products are offered at various interest rates, depending on credit risk, mortgage history, collateral and underwriting guidelines. Borrowers may choose to increase or decrease their interest rate through the payment of different levels of origination fees. Our maximum loan amount is $2 million and our maximum loan-to-value ratio is 100%, depending on the specific product.

      WHOLESALE AND RETAIL ORIGINATIONS

      Tribeca originates loans through both wholesale and retail channels. In 2004, approximately 65% of loans were originated through our retail channels, with the remainder being originated through wholesale channels, meaning through mortgage brokers. Of retail loans originated in 2004, approximately 65% were Liberty loans, which we hold for our portfolio, while the balances were loans that we originated for sale to investors. All of the wholesale loans we originated in 2004 were Liberty loans.

      The focus of our retail operation is direct-to-consumer loans. Our marketing efforts consist primarily of Internet-generated leads and referral-based business from attorneys, accountants, real estate agents and financial planners. Our wholesale account executives focus on expanding our mortgage broker network. Our staff's main objective is to identify qualified mortgage brokers and generate a consistent flow of business. Tribeca maintains three offices, located in New York, New Jersey and Pennsylvania, but originates loans from 26 states.

      BORROWERS

      As with loans we acquire, borrowers of loans we originate are a diverse population and no single borrower represents a significant portion of our loans. Our borrowers are located in 26 states, with approximately 54% of the aggregate face value of loans originated in 2004 being secured by property in New York and New Jersey.

      SECONDARY MARKETING

      We sell loans for a cash gain on a whole-loan, servicing-released, basis. The percentage of originated loans sold varies from year to year, depending on market conditions and our portfolio needs. We have not historically hedged our origination pipeline by entering into mandatory delivery commitments; however, many mortgage originators do so in the ordinary course of business and we may choose to do so in the future as well, if management deems it to be advantageous. The purchasers of the whole loans we do sell are typically large financial institutions. We regularly sell loans meeting specified criteria to several large financial institutions with whom we have ongoing relationships.

      LICENSING

      Tribeca is currently licensed as a mortgage banker or exempt from licensing in 26 states. Tribeca is also a Department of Housing and Urban Development FHA Title I and Title II approved lender.

      PRODUCTS

      We vary our product offerings depending on market conditions. In 2004, our origination volume focused on Liberty loans, which we hold for investment in our own portfolio, and Gold and Platinum loans, which we originate for sale to investors as described above.

      Liberty Loans. During 2004, a majority of our loan originations were conducted through our Liberty loan program. The Liberty loan is oriented toward borrowers who are undergoing a transition in their credit profile due to unforeseen life events such as divorce, business failure, loss of employment, health reasons and similar events. We generally expect that Liberty loan customers will eventually refinance at a lower interest rate once they have re-established their credit record. Liberty loans are primarily ARMs with 30-year terms. Our loan application and approval process is simple, requiring little documentation. We believe our Liberty loan product is unique in that we do not use the borrower's FICO scores to determine eligibility and instead make our lending decision based solely on the borrower's equity in his or her home. The maximum loan amount for our Liberty loans is typically $2 million, with a loan-to-value ratio of up to 75%. Because we emphasize collateral value, we take extra precautions to confirm the value of the underlying collateral.

      Platinum and Gold Loans. The balance of our loan originations in 2004 were conducted through our Platinum and Gold programs. Borrowers of our Platinum and Gold loans typically have higher credit ratings than borrowers under loans that we hold for our portfolio. The maximum loan amount for these loans is generally $500,000, with a loan-to-value ratio of up to 100%.

      COMPETITION

      The market for non-prime loan originations is highly competitive. Tribeca competes with a variety of lenders, including commercial savings banks and mortgage bankers, for the origination of non-prime mortgages. Among the largest and most well-established of these competitors are New Century Mortgage, Ameriquest Mortgage, Countrywide Financial Corporation, and Household Financial Services. Many of our competitors possess greater financial resources, longer operating histories and lower costs of capital than we do. Competition for mortgage originations is based upon marketing efforts, loan processing capabilities, funding capacity, loan product desirability, interest rates and fees and, to a lesser extent in our case, the ability to sell loans for a premium in the secondary market.

SERVICING

      We hold and service a substantial majority of the loans in our portfolio, including both purchased and originated loans, until resolution. At December 31, 2004, our servicing department consisted of 68 employees who managed 22,865 loans. Our servicing operations are conducted in the following departments:

      LOAN BOARDING AND ADMINISTRATION. The primary objective of the loan boarding department is to ensure that newly acquired loans are properly transitioned from the prior servicer and that both newly acquired loans and originated loans are accurately boarded onto our servicing systems. In the bulk acquisition context, data is transmitted via a file from the seller which is loaded directly onto our system, while data for originated loans and flow acquisitions is boarded directly by us onto our system. Our loan boarding department audits loan information for accuracy to ensure, in the case of acquisitions, that the loans conform to the terms provided in the original note and mortgage. The information boarded onto our systems provides us with a file that we use to automatically generate introductory letters to borrowers summarizing the terms of their loan, among other standard industry procedures.

      The loan administration department performs typical duties related to the administration of loans, including incorporating modifications to terms of loans as well as, in the case of acquisitions, completing and recording the assignment of collateral documents from the seller into our name, which it does in conjunction with our acquisition department. The loan administration department also ensures the proper maintenance and disbursement of funds from escrow accounts and monitors non-escrow accounts for delinquent taxes and insurance lapses. For purchased and originated loans with adjustable interest rates, the loan administration group ensures that adjustments are properly made and timely identified to the affected borrowers.

      CUSTOMER SERVICE. The main objective of our customer service department is to handle inbound calls from borrowers. In addition, this group is responsible for processing payoff requests and reconveyances.

      COLLECTIONS. The main objective of our collections department is to ensure loan performance through maintaining customer contact. Our collections group continuously reviews and monitors the status of collections and individual loan payments in order to proactively identify and solve potential collection problems. When a loan becomes seven days past due, our collections group begins making collection calls and generating past-due letters. Our collections group attempts to determine whether a past due payment is an aberration or indicative of a more serious delinquency. If the past due payment appears to be an aberration, we emphasize a cooperative approach and attempt to assist the borrower in becoming current or arriving at an alternative repayment arrangement. Upon a delinquency of 55 days by a borrower, or the earlier determination by our collections group based on the evidence available that a serious delinquency is likely, the loan is typically transferred to our legal department where loss mitigation begins. We focus on expediting the loan transfer process as soon as a borrower is identified as being impaired so that loss mitigation can begin as promptly as practicable.

      LEGAL. Our legal department manages and monitors the progress of seriously delinquent loans and loans which we believe will develop into serious delinquencies. In addition to maintaining contact with borrowers through telephone calls and collection letters, this department utilizes various strategies in an effort to reinstate an account or revive cash flow on an account. The legal department analyzes each loan to determine a collection strategy to maximize the amount and speed of recovery and minimize costs. The particular strategy is based upon each individual borrower's past payment history, current credit profile, current ability to pay, collateral lien position and current collateral value. We employ a range of strategies depending on the specific situation, including the following:

      - Short term repayment plans, or forbearance plans, when a delinquency can be cured within three months;

      - Loan modifications, when a delinquency cannot be cured within three months but the borrower has the financial ability to abide by the terms of the loan modification;

      - Short sales, when the borrower does not have the ability to repay and the equity in the property is not sufficient to satisfy the total amount due under the loan, but we accept the sale price of the property in full satisfaction of the debt in order to expedite the process for all parties involved;

      - Deed-in-lieu, when the borrower does not have the ability to repay and the equity in the property is not sufficient to satisfy the total amount due, but we accept the deed in full satisfaction of the debt in order to expedite the process for all parties involved;

      - Assumption, when the borrower wishes to relinquish responsibility to a third party and the prospective borrower demonstrates the ability to repay the loan;

      - Subordination, when we have the second lien on a property and the first lien-holder wishes to refinance its loan, to which we will agree if the terms of the refinanced loan permit the borrower to repay our loan; and

      - Deferment agreements, when we forgo collection efforts for a period of time, typically as a result of a hardship incurred by the borrower, such as a natural disaster or a death or illness in the family, as a result of which the borrower is temporarily unable to repay.

      Seriously delinquent accounts not resolved through the loss mitigation activities described above are foreclosed in accordance with state and local laws, with the objective of maximizing asset recovery in the most expeditious manner possible. Foreclosure timelines are managed through a timeline report built into the loan servicing system. The report schedules milestones applicable for each state throughout the foreclosure process, which enhances our ability to monitor and manage the process. Properties acquired through foreclosure are transferred to our real estate department to manage eviction and marketing of the properties. However, until foreclosure is completed, efforts at loss mitigation are continued.

      In addition, our legal department manages loans the borrower of which has declared bankruptcy. The primary objective of the bankruptcy group within our legal department is to proactively monitor bankruptcy assets to ensure compliance with individual plans and to ensure recovery in the event of non-compliance.

      REAL ESTATE. Our real estate department manages all properties acquired by us upon foreclosure of a delinquent loan or through purchase as part of a loan portfolio in order to preserve their value and ensure that maximum returns are realized upon sale. We own real estate, or OREO, in various states that we acquired through foreclosure, a deed in lieu or acquisition. These properties are 1-4 family residences, co-ops and condos. We acquire or foreclose on property primarily with the intent to sell it at a profit. From time to time OREO properties may be in need of repair or improvements, in order to either increase the value of the property or reduce the time that the property is on the market. In those cases, the OREO property is evaluated independently and we make a determination of whether the additional investment would generate an adequate return.

FINANCING

      We require access to credit facilities in order to finance our purchase and origination of loans. We have historically financed both our acquisitions of mortgage loan portfolios and our originations, through arrangements with Sky Bank N. A., with whom we have had a strong relationship since our founding in 1989. In October 2004 we consolidated our arrangements with Sky Bank relating to the funding of loan acquisitions under a Master Credit and Security Agreement. Loans to us under the credit agreement are secured by a first priority lien on the mortgage loans financed by proceeds of loans made under that agreement. In connection with our continued growth in 2004, and in particular our two large acquisitions of the Bank One and Master Financial portfolios, respectively, Sky Bank arranged for two additional financial institutions to participate as lenders under our arrangements with Sky Bank. Our wholly owned originations subsidiary, Tribeca, has also entered into a warehousing credit and security agreement with Sky Bank, in which one of these lenders also participates, pursuant to which Tribeca finances loans that it originates. From time to time, amounts borrowed under the warehouse facility are transferred to term loans. (For a further description of our financing arrangements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Senior Debt.")

PORTFOLIO CHARACTERISTICS

      OVERALL PORTFOLIO

      At December 31, 2004, our portfolio (excluding REO) consisted of $812 million notes receivable, $110 million loans held for investment and $17 million loans held for sale. Our total loan portfolio grew 87% to $939 million at December 31, 2004, from $503 million at December 31, 2003. Not boarded loans represent loans serviced by the seller on a temporary basis. The following table sets forth information regarding the types of properties securing our loans.

                                                            PERCENTAGE OF TOTAL
PROPERTY TYPES                        PRINCIPAL BALANCE      PRINCIPAL BALANCE
--------------                        -----------------     --------------------
Residential 1-4 family                $     755,307,799            80.44%
Condos, Coops, Pud dwelling                  50,622,894             5.39%
Manufactured Homes                           16,497,733             1.76%
Multi-family                                  2,221,894             0.24%
Commercial                                    2,847,944             0.30%
Unsecured loans                              11,754,680             1.25%
Other                                         4,316,655             0.46%
Not boarded                                  95,440,903            10.16%
                                      -----------------           ------
Total                                 $     939,010,501           100.00%
                                      =================           ======

      Geographic Dispersion. The following table sets forth information regarding the geographic location of properties securing the loans in our portfolio at December 31, 2004:

                                                            PERCENTAGE OF TOTAL
LOCATION                              PRINCIPAL BALANCE      PRINCIPAL BALANCE
--------------                        -----------------     --------------------
Ohio                                  $      85,252,809             9.08%
New York                                     70,018,617             7.46%
California                                   69,624,971             7.41%
Florida                                      69,404,814             7.39%
Georgia                                      49,040,644             5.22%
New Jersey                                   48,469,855             5.16%
Michigan                                     41,021,623             4.37%
Pennsylvania                                 40,919,891             4.36%
North Carolina                               39,424,071             4.20%
Texas                                        38,915,010             4.14%
All Others                                  386,918,196            41.21%
                                      -----------------           ------
                                      $     939,010,501           100.00%
                                      =================           ======

      NOTES RECEIVABLE PORTFOLIO

      As of December 31, 2004, our notes receivable portfolio, which consists of purchased loans, included approximately 22,100 loans with an aggregate face value of $812 million and a net value of $722 million (after allowance for loan losses of $89 million), compared with approximately 10,095 loans with an aggregate face value of $466 million and a net value of $420 million (after allowance for loan losses of $46 million) as of December 31, 2003. The following table provides a breakdown of the notes receivable portfolio by year:

                                                     2004             2003             2002
                                                --------------   --------------   --------------
Performing loans                                $  436,366,894   $  322,345,537   $  292,018,333
Allowance for loan losses                           19,154,312       15,584,769       11,096,115
                                                --------------   --------------   --------------
Total performing loans,
   net of allowance for loan losses             $  417,212,582   $  306,760,768   $  280,922,218
                                                ==============   ==============   ==============
Impaired loans                                  $  280,078,060   $  126,341,722   $  119,134,128
Allowance for loan losses                           57,889,091       30,111,278       32,809,607
                                                --------------   --------------   --------------
Total impaired loans,
   net of allowance for loan losses             $  222,188,969   $   96,230,444   $   86,324,521
                                                ==============   ==============   ==============

Not yet boarded onto servicing system           $   95,440,903   $   16,866,611   $   24,106,933
Allowance for loan losses                           12,584,898          551,183        1,935,929
                                                --------------   --------------   --------------
Not yet boarded onto servicing system,
   net of allowance for loan losses             $   82,856,005   $   16,315,428   $   22,171,004
                                                ==============   ==============   ==============
Total notes receivable,
    net of allowance for loan losses            $  722,257,556   $  419,306,640   $  389,417,743
                                                ==============   ==============   ==============

      The following table provides a breakdown of the balance of our portfolio of Notes Receivable by coupon type, net of allowance for loan losses and excluding loans purchased but not yet boarded onto our servicing operations and technology system as of December 31, 2004, December 31, 2003 and December 31, 2002 of $82,856,005, $16,315,428 and $22,171,004, respectively:

                                                     2004             2003             2002
                                                --------------   --------------   --------------
Total Performing Loans:
Total Fixed Rate Performing Loans               $  300,286,566   $  199,691,299   $  213,429,977
                                                ==============   ==============   ==============
Total Adjustable Performing Loans               $  116,926,017   $  107,069,469   $   67,492,241
                                                ==============   ==============   ==============
Total Impaired Loans:

Total Fixed Rate Impaired Loans                 $  184,312,204   $   58,752,534   $   58,873,564
                                                ==============   ==============   ==============
Total Adjustable Impaired Loans                 $   37,876,765   $   37,477,910   $   27,450,957
                                                ==============   ==============   ==============
Total Notes Receivable, net of
   allowance for loan losses,
   boarded onto servicing systems               $  639,401,552   $  402,991,212   $  367,246,739
                                                ==============   ==============   ==============

      LOAN ACQUISITIONS

      We purchased over $652 million in assets in 2004, compared with approximately $244 million in assets during 2003 and approximately $212 million in assets during 2002. A substantial portion of the loans we acquired in 2004 resulted from the purchase of two large portfolios from BankOne N.A. and Master Financial Corp., which together represented over $400 million in face loan value at the time of acquisition. The following table sets forth the amounts and prices of our mortgage loan acquisitions during the previous three years:

                                            YEAR ENDED DECEMBER 31,
                                      2004         2003          2002
                                    --------      --------      -------
                                              ($ in millions)
Number of loans                       12,914         3,476        4,331
Aggregate unpaid principal
   balance at acquisition           $    626      $    244      $   212
Purchase price                      $    545      $    214      $   184
Purchase price percentage                 87%           88%          87%

      In 2004, we also purchased a pool of $26 million of non-performing credit card assets in 2004 for an aggregate purchase price of approximately $2 million.

      LOAN DISPOSITIONS

      In the ordinary course of our loan servicing process, we encounter a small amount of purchased loans that, for various reasons, we determine to sell. We typically sell these loans on a whole loan basis, which means that we sell all right, title and interest in and to a pool of loans for cash. The following table sets forth our dispositions of both purchased loans during the previous three years:

                                        2004           2003               2002
                                     -----------    -----------         --------
SALE OF PERFORMING
LOANS
Aggregate Face Value                 $19,845,833    $15,146,598         $900,000
Number of Loans Sold                         143            148                4
Gain (Loss) on Sale                    2,178,296      2,203,490          114,019

SALE OF NON-PERFORMING
LOANS
Aggregate Face Value                   1,154,506      4,220,120          215,000
Number of Loans Sold                          65            248                1
Gain (Loss) on Sale                     (477,182)    (1,085,252)          25,500

      REAL ESTATE OWNED

      The following table sets forth our real estate owned, or OREO, portfolio:

                                              2004              2003               2002
Other Real Estate Owned                   $  20,626,156     $  13,981,665    $    9,353,884
Total Assets                                891,510,754       476,733,346       424,419,034
OREO as a percentage of Total Assets               2.32%             2.93%             2.20%

      TRIBECA'S LOAN ORIGINATIONS

      The following table sets forth Tribeca's origination amounts by year, as well as dispositions:

                                                  YEAR ENDED DECEMBER 31,
                                             2004            2003          2002
                                          ------------    -----------   -----------
Number of loans originated                       1,159            562           501
Original principal balance                $200,301,285    $97,431,553   $70,444,721
Average Loan Amount                       $    172,563    $   172,598   $   139,721

Originated as Fixed                       $ 54,128,022    $72,098,058             -
Originated as ARM                         $146,173,263    $25,045,495             -

Number of loans sold                               576            449           235
Aggregate face value                      $ 89,925,754    $79,105,920   $42,531,689
Gain on sale                                 3,689,616      3,236,616     2,259,979

      Geographic Dispersion of Originated Loans. The following table sets forth information regarding the geographic location of properties securing the loans originated by Tribeca in 2004:

                                                     PERCENTAGE OF TOTAL
 LOCATION                      PRINCIPAL BALANCE      PRINCIPAL BALANCE
New York                         $  66,136,591              33.02%
New Jersey                          42,943,063              21.44%
California                          19,115,350               9.54%
Florida                             13,758,554               6.87%
Pennsylvania                        11,137,249               5.56%
Virginia                             8,905,750               4.45%
Connecticut                          7,802,362               3.90%
Maryland                             6,765,945               3.38%
North Carolina                       6,258,225               3.12%
Missouri                             4,903,000               2.45%
All Others                          12,575,196               6.28%
                                 -------------             ------
                                 $ 200,301,285             100.00%
                                 =============             ======

GOVERNMENT REGULATION

The mortgage lending industry is highly regulated. Our business is regulated by federal, state and local government authorities and is subject to federal, state and local laws, rules and regulations, as well as judicial and administrative decisions that impose requirements and restrictions on our business. At the federal level, these laws, rules and regulations include:

      -     the Equal Credit Opportunity Act and Regulation B;

      -     the Federal Truth in Lending Act and Regulation Z;

      -     Home Ownership and Equity Protection Act, or HOEPA;

      -     the Real Estate Settlement Procedures Act, or RESPA, and Regulation
            X;

      -     the Fair Credit Reporting Act;

      -     the Fair Debt Collection Practices Act;

      -     the Home Mortgage Disclosure Act and Regulation C;

      -     the Fair Housing Act;

      -     the Telephone Consumer Protection Act;

      -     the Gramm-Leach-Bliley Act;

      -     the Fair and Accurate Credit Transactions Act;

      -     the CAN-SPAM Act; and

      -     the USA Patriot Act.

These laws, rules and regulations, among other things:

      -     impose licensing obligations and financial requirements on us;

      - limit the interest rates, finance charges, and other fees that we may charge;

      - prohibit discrimination both in the extension of credit and in the terms and conditions on which credit is extended;

      - prohibit the payment of kickbacks for the referral of business incident to a real estate settlement service;

      -     impose underwriting requirements;

      - mandate various disclosures and notices to consumers, as well as disclosures to governmental entities;

      - mandate the collection and reporting of statistical data regarding our customers;

      - require us to safeguard non-public information about our customers and prohibit or limit sharing of that information;

      -     regulate our collection practices;

      - require us to combat money-laundering and avoid doing business with suspected terrorists;

      - restrict the marketing practices we may use to find customers, including restrictions on outbound telemarketing; and

      - in some cases, impose assignee liability on us as purchaser of mortgage loans as well as the entities that purchase our mortgage loans.

Our failure to comply with these laws can lead to:

      - civil and criminal liability, including potential monetary penalties;

      - loss of lending licenses or approved status required for continued lending and servicing operations;

      - demands for indemnification or loan repurchases from purchasers of our loans;

      -     legal defenses causing delay and expense;

      -     adverse effects on the servicer's ability to enforce loans;

      - the borrower having the right to rescind or cancel the loan transaction;

      -     adverse publicity;

      -     individual and class action lawsuits;

      -     administrative enforcement actions;

      -     damage to our reputation in the industry;

      -     inability to sell or securitize our loans;

      - loss of the ability to obtain ratings on our securitizations by rating agencies; or

      -     inability to obtain credit to fund our operations.

These applicable laws and regulations are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently or may be interpreted infrequently. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them. Any ambiguity under a law to which we are subject may lead to non-compliance with applicable regulatory laws and regulations. We actively analyze and monitor the laws, rules and regulations that apply to our business, as well as the changes to such laws, rules and regulations.

In 2002, the Federal Reserve Board adopted changes to Regulation C promulgated under the Home Mortgage Disclosure Act. Among other things, the new regulations require lenders to report pricing data on loans with annual percentage rates that exceed the yield on treasury bills with comparable maturities by three percent. The expanded reporting takes effect in 2004 for reports filed in 2005. We anticipate that a majority of our loans will be subject to the expanded reporting requirements. The expanded reporting does not provide for additional loan information such as credit risk, debt-to-income ratio, LTV ratio, documentation level or other salient loan features. As a result, lenders like us are concerned that the reported information may lead to increased litigation as the information could be misinterpreted by third parties.

Local, state and federal legislatures, state and federal banking regulatory agencies, state attorneys general offices, the FTC, the Department of Justice, the Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending practices by some companies, primarily in the subprime lending industry, sometimes referred to as "predatory lending" practices. Sanctions have been imposed by various agencies for practices such as charging excessive fees, imposing higher interest rates than the credit risk of some borrowers warrant, failing to disclose adequately the material terms of loans to borrowers and abrasive servicing and collections practices.

HOEPA identifies a category of mortgage loans and subjects such loans to restrictions not applicable to other mortgage loans. Loans subject to HOEPA consist of loans on which certain points and fees or the annual percentage rate, known as the APR, exceed specified levels. Liability for violations of applicable law with regard to loans subject to HOEPA would extend not only to us as the originator, but to the institutional loan purchasers of our loans or to our purchase of loans as well. It is our policy to seek not to originate or purchase loans that violate HOEPA or state and local laws discussed in the following paragraph. Non-compliance with HOEPA and other applicable laws may lead to demands for indemnification or loan repurchases from our warehouse lenders and institutional loan purchasers, class action lawsuits and administrative enforcement actions.

Laws, rules and regulations have been adopted, or are under consideration, at the state and local levels that are similar to HOEPA in that they impose certain restrictions on loans on which certain points and fees or the APR exceeds specified thresholds, which generally are lower than under federal law. These restrictions include prohibitions on steering borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, flipping or repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a "net tangible benefit" to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. The remedies for violations of these laws are not based on actual harm to the consumer and can result in damages that exceed the loan balance. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on assignees, which may include our warehouse lenders and whole-loan buyers, regardless of whether such assignee knew of or participated in the violation.

The continued enactment of these laws, rules and regulations may prevent us from originating certain loans and may cause us to reduce the interest rate or the points and fees on loans that we do originate. These thresholds below which we try to originate or purchase loans create artificial barriers to production and limit the price at which we can offer loans to borrowers and our ability to underwrite, originate, sell and finance mortgage loans. We may decide to originate or purchase a loan that is covered by one of these laws, rules or regulations only if, in our judgment, the loan is made in accordance with our strict legal compliance standards and without undue risk relative to litigation or to the enforcement of the loan according to its terms. If we decide to relax our self-imposed restrictions on originating loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with the laws, rules and regulations, including demands for indemnification or loan repurchases from the parties to whom we broker or sell loans, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for subprime loans, making it difficult to fund or sell any of our loans. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements.

A portion of our mortgage loans are originated through independent mortgage brokers. Mortgage brokers provide valuable services in the loan origination process and are compensated for their services by receiving fees on loans. Brokers may be paid by the borrower, the lender or both. If a borrower cannot or does not want to pay the mortgage broker's fees directly, the loan can be structured so that the mortgage broker's fees are paid from the proceeds of the loan, or the loan can provide for a higher interest rate or higher fees to the lender. Regardless of manner in which the broker is compensated, the payment is intended to only compensate the broker for the services actually performed and the facilities actually provided. RESPA prohibits the payment of fees for the mere referral of real estate settlement service business. This law does permit the payment of reasonable value for services actually performed and facilities actually provided unrelated to the referral. Although we believe that our broker compensation programs comply with all applicable laws and are consistent with long-standing industry practice and regulatory interpretations, in the future new regulatory interpretations or judicial decisions may require us to change our broker compensation practices. Such a change may have a material adverse effect on us and the entire mortgage lending industry.

COMPLIANCE, QUALITY CONTROL AND QUALITY ASSURANCE

We maintain a variety of quality control procedures designed to detect compliance errors prior to funding. We have a stated anti-predatory lending policy which is communicated to all employees at regular training sessions. In addition, we subject a statistical sampling of our loans to post-funding quality assurance reviews and analysis. We track the results of the quality assurance reviews and report them back to the responsible origination units. Our loans and practices are reviewed regularly in connection with the due diligence that our loan buyers and lenders perform. State regulators also review our practices and loan files and report the results back to us.

ENVIRONMENTAL MATTERS

In the ordinary course of our business we have from time to time acquired, and we may continue to acquire in the future, properties securing loans that are in default. In addition, loans that we purchase that are initially not in default may subsequently be defaulted on by the borrower. In either case, it is possible that hazardous substances or waste, contamination, pollutants or sources thereof could be discovered on those properties after we acquire them. To date, we have not incurred any environmental liabilities in connection with our OREO, although there can be no guarantee that we will not incur any such liabilities in the future.

EMPLOYEES

We recruit, hire, and retain individuals with the specific skills that complement our corporate growth and business strategies. As of December 31, 2004, we had 186 full time employees. Of these, 66 were employed by Tribeca, our origination subsidiary.

None of our employees are represented by a union or covered by a collective bargaining agreement. We believe our relations with our employees are good.

ITEM 2. PROPERTIES.

We currently maintain our corporate headquarters on the sixth floor at 6 Harrison Street, New York, New York, where we own a 6,600 square foot condominium unit. In the same building, we have also entered into two subleases for additional space, one of approximately 2,500 square feet of space on the fifth floor, which we sublease from RMTS Associates, LLC, a company that is 80% owned by our Chairman, and one of approximately 2,200 square feet of space on the fourth floor, which we sublease from a third party. These subleases terminate in 2008 and 2005, respectively.

We also have two other office locations in the same general vicinity. One is located at 99 Hudson Street, New York, New York where we lease approximately 6,400 square feet of office space under a lease agreement with a term expiring in December 2008. We have also leased approximately 7400 square feet of office space at 185 Franklin Street, New York, New York, which is owned by 185 Franklin Street Development Associates, a limited partnership of which 185 Franklin Street Development Corporation, which is wholly owned by our Chairman, is the general partner. These leases expire in November 2008 and March 2008, respectively.

We have also leased two offices for Tribeca in Marlton, New Jersey (approximately 1,400 square feet) and Trivos, Pennsylvania (approximately 1,000 square feet). These leases expire in 2006.

On March 4, 2005, we entered into a sublease agreement with Lehman Brothers Holdings Inc. to sublease approximately 33,866 square feet of space at 101 Hudson Street, Jersey City, New Jersey for use as executive and administrative offices. We currently expect the term of the sublease, which is subject to certain conditions, to commence by April 1, 2005. The term of the sublease is through December 30, 2010.

We are negotiating with certain of our landlords regarding the cost of terminating certain of our current leases in New York.

In addition to the properties described above that we use for the conduct of our business, we own REO in various states that we acquired through acquisition, foreclosure or a deed in lieu. These properties are 1-4 family residences, co-ops, condos or commercial property. We acquire or foreclose on property primarily with the intent to sell it at a profit, or to rent the property until an economically beneficial sale can be made.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in routine litigation matters incidental to our business related to the enforcement of our rights under mortgage loans we hold, none of which is individually material. In addition, because we originate and service mortgage loans throughout the country, we must comply with various state and federal lending laws and we are routinely subject to investigation and inquiry by regulatory agencies, some of which arise from complaints filed by borrowers, none of which is individually material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 29, 2004, the holders of 4,031,044 shares of common stock of the Company, or approximately 66% of the outstanding shares of common stock of the Company, acting by written consent in lieu of a special meeting, pursuant to
Section 228 of the General Corporation Law of the State of Delaware, authorized, approved and adopted the Company's fifth amended and restated certificate of incorporation.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. The Company's common stock is quoted on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "FCSC".

The following table sets forth the bid prices for the common stock on the OTCBB, for the periods indicated. Trading during these periods was limited and sporadic; therefore, the following quotes may not accurately reflect the true market value of the securities. Such prices reflect inter-dealer prices without retail markup or markdown or commissions and may not represent actual transactions.

Information for 2004 and 2003 was compiled from information representing the daily inter-dealer bid activity during the period.

                         2004 Bid              2003 Bid
                     ---------------        --------------
                       High     Low         High      Low
                     ------    -----        -----    -----
First Quarter        $ 4.10    $2.97        $1.75    $1.07
Second Quarter       $ 4.10    $3.35        $5.25    $1.15
Third Quarter        $ 6.50    $3.33        $3.25    $2.75
Fourth Quarter       $13.00    $6.41        $3.20    $2.96

As of December 31, 2004, there were approximately 468 record holders of the Company's common stock.

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

See Item 12 for certain equity compensation information with respect to equity compensation plans of the Company.

RECENT SALES OF UNREGISTERED SECURITIES

In October 2004, our new CEO purchased 20,000 shares of common stock at a price of $5.52 per share. In addition, the new CEO received 100,000 restricted shares of our common stock as compensation.

The above transaction was a private transaction not involving a public offering and was exempt from registration provisions of the Securities Act of 1933, as amended, or the "Act", pursuant to Section 4(2) thereof. The sale of the securities was without the use of an underwriter, and the certificates representing the shares of common stock bear a restrictive legend permitting transfer thereof only upon registration or under an exemption from registration under the Act.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with "Item 1. Business" and "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations", as well as the audited financial statements and notes thereto included in "Item 8. Financial Statements."

                                                            2004           2003           2002           2001            2000
                                                        -------------  -------------  -------------  -------------  -------------
STATEMENT ON INCOME DATA
Revenues                                                $  80,485,015  $  57,566,559  $  46,842,437  $  37,963,358  $  29,047,390
Expenses                                                   63,078,705     45,186,102     34,664,987     34,637,210     28,476,727
                                                        -------------  -------------  -------------  -------------  -------------
Income before provision for income taxes                   17,406,310     12,380,457     12,177,450      3,326,148        570,663
Provision for income taxes                                  7,900,000      5,695,000      5,514,000        444,000              -
                                                        -------------  -------------  -------------  -------------  -------------
Net Income                                              $   9,506,310  $   6,685,457  $   6,663,450  $   2,882,148  $     570,663
                                                        =============  =============  =============  =============  =============

Earnings per share basic                                $        1.60  $        1.13  $        1.13  $        0.49  $        0.10
Earnings per share diluted                              $        1.43  $        1.05  $        1.07  $        0.49  $        0.10

BALANCE SHEET DATA
Total Assets                                            $ 891,510,754  $ 476,733,346  $ 424,419,034  $ 334,162,501  $ 243,235,288
Total Liabilities                                         861,954,872    457,054,040    411,425,185    327,832,102    239,787,037
                                                        -------------  -------------  -------------  -------------  -------------
Total Stockholders' Equity                              $  29,555,882  $  19,679,306  $  12,993,849  $   6,330,399  $   3,448,251
                                                        =============  =============  =============  =============  =============

Principal                                               $ 811,885,856  $ 465,553,870  $ 435,259,394  $ 331,643,076  $ 255,055,677
Purchase discount                                         (32,293,669)   (25,678,165)   (22,974,310)   (22,248,344)   (23,392,400)
Allowance for loan losses                                 (89,628,299)   (46,247,230)   (45,841,651)   (33,490,456)   (24,086,322)
                                                        -------------  -------------  -------------  -------------  -------------
Net Notes                                               $ 689,963,888  $ 393,628,475  $ 366,443,433  $ 275,904,276  $ 207,576,955
                                                        =============  =============  =============  =============  =============

Allowance for loan losses as a percentage of principal           11.0%           9.9%          10.5%          10.1%           9.4%
Purchase discount as a percentage of principal                    4.0%           5.5%           5.3%           6.7%           9.2%

Loans held for Investment                               $ 110,496,274  $   9,536,669  $           -  $           -  $           -
Loans held for sale                                        16,851,041     27,372,779     22,869,947     28,203,047      8,670,691
Other real estate owed                                     20,626,156     13,981,665      9,353,669      3,819,673      5,290,053

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion of our operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-K. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

OVERVIEW

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

EXECUTIVE LEVEL SUMMARY

Net income totaled $9.5 million for 2004, $6.7 million for 2003 and $6.7 million for 2002. Earnings per common share for 2004 were $1.43 on a diluted basis and $1.60 on a basic basis, compared to $1.02 and $1.13 for 2003 and $1.07 and $1.13 for 2002. Our revenues for 2004 increased by 39.8% to $80.5 million, from 2003 revenues of $57.6 million. Net income increased 42.2% to $9.5 million in 2004, from net income of $6.7 million in 2003. During 2004, we closed acquisitions of S&D assets with an aggregate face amount of $652 million, comprised of approximately $548 million of bulk acquisitions, including acquisitions of $310 million from Bank One and $100 million from Master Financial, which were the two largest bulk acquisitions in our history, and $104 million of flow acquisitions. We originated over $200 million of sub prime loans through Tribeca. We grew the size of our total portfolio aggregate net notes receivable, loans held for sale, loans held for investment and REO at the end of 2004 to $838 million from $446 million at the end of 2003. Our total debt outstanding, including senior debt and financing agreements grew to $847 million at the end of 2004 from $450 million at the end of 2003. Our weighted average cost of funds during 2004 increased to 5.0% from 4.8% during 2003.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      In December 2001, the Securities and Exchange Commission ("SEC") requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While The Company's significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements, the following is a summary of the accounting policies believed by management to be most critical in their potential effect on the Company's financial position or results of operations:

ALLOWANCE FOR LOAN LOSSES - The Company performs reviews of its loan portfolio upon purchase, at loan boarding, and on a frequent basis thereafter to segment impaired loans under Statement of Financial Accounting Standards ("SFAS") No.
114. A loan is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement. An allowance for loan losses is estimated based on the Company's impairment analysis. Management's judgment in determining the adequacy of the allowance for loan losses is based on the evaluation of individual loans within the portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral when considered necessary. The allowance for loan losses is a material estimate which could change significantly in the near term.

PURCHASE DISCOUNT - The Company frequently purchases S&D assets at discounts to unpaid principal balance. The Company accounts for its acquisitions of S&D assets using the guidance provided by the AICPA Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans" and, effective January 2005 for acquisitions that are subject to it, the guidance provided by the AICPA Statement of Position 03-03 ("SOP 03-03"), "Accounting for Certain Debt Securities Acquired in a Transfer." The Company purchases portfolios of relatively homogenous S&D assets, pools them with similar, recently originated S&D assets, and records each pool ("Static Pool") at its acquisition cost. Each Static Pool is accounted for as a single unit for recognition of revenue, principal payments and impairment purposes.

The difference between the initial allowance for loan losses and the initial discount of a Static Pool is accreted into income as purchase discount based on the level yield method. The amount of purchase discount to be accreted under the level yield method is based on the internal rate of return ("IRR") of the cashflow, or the rate of return that each Static Pool requires to amortize the outstanding purchase discount of such Static Pool to zero over its estimated life. Each Static Pool's IRR is determined by estimating future cash flows no less frequently than on a quarterly basis. The projection of cash flows for purposes of amortizing purchase loan discount is a material estimate, which could change significantly, in the near term.

To the extent that the allowance for loan losses decreases, the change is added to purchase discount and accreted into income under the level yield method or taken directly into income to the extent there is no outstanding purchase discount balance. To the extent that the allowance for loan losses increases, the change was historically netted against the outstanding balance of purchase discount (or directly against income if no purchase discount existed). Beginning in January 2005, for acquisitions that are subject to SOP 03-3, if the allowance for loan losses on a Static Pool increases, the outstanding purchase discount of such Static Pool will remain unchanged and an immediate provision for loan losses will be taken against income.

NOTES RECEIVABLE - The Company purchases mortgage loans, notes receivable, to be held as long-term investments. Loan purchase discounts are established at the acquisition date. Management must periodically evaluate each of the purchase discounts to determine whether the projection of cash flows for purposes of amortizing the purchase loan discount has changed significantly. Changes in the projected payments are accounted for as a change in estimate and the periodic amortization is prospectively adjusted over the remaining life of the loans. Should projected payments not exceed the carrying value of the loan, the periodic amortization is suspended and either the loan is written down or an allowance for uncollectibility is recognized. The allowance for loan losses is initially established by an allocation of the purchase loan discount based on management's assessment of the portion of purchase discount that represents uncollectable principal. Subsequently, increases to the allowance are made through a provision for loan losses charged to expense. Given the nature of the Company's loan portfolio and the underlying real estate collateral, significant judgment is required in determining periodic amortization of purchase discount, and allowance for loan losses. The allowance is maintained at a level that management considers adequate to absorb potential losses in the loan portfolio.

LOANS HELD FOR SALE - The loans held for sale consist primarily of secured real estate first and second mortgages originated by the Company. Such loans held for sale are performing and are carried at lower of cost or market.

OTHER REAL ESTATE OWNED - Other real estate owned ("OREO") consists of properties acquired through, or in lieu of, foreclosure or other proceedings and are held for sale and carried at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value, less cost to sell, at the time of acquisition is charged to purchase discount. Subsequent write-downs are charged to operations based upon management's judgment and continuing assessment of the fair value of the underlying collateral. Property is evaluated periodically to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to sell. Revenue and expenses from the operation of OREO and changes in the valuation allowance are included in operations. Direct costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs related to holding the property are expensed. Gains or losses are included in operations upon disposal.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenues increased by $22.9 million or 40%, to $80.5 million during 2004, from $57.6 million during 2003. Revenues includes interest income, purchase discount earned, gains on sale of notes receivable, gain on sale of loans held for sale, gain on sale of REO, gain on holding securities, rental income and other income.

Revenue, as a percentage of average assets, was for the fiscal year 11.8% for 2004 as compared with 12.8% for 2003. The difference represented principally our closings towards the latter half of 2004 of the two largest bulk acquisitions in our history.

Interest income increased by $16.8 million or 39%, to $59.5 million during 2004 from $42.7 million during 2003. The Company recognizes interest income on notes receivable and loans held for investment, including: (i) interest on performing notes, (ii) interest received with settlement payments on non-performing notes and (iii) the balance of settlements in excess of the carried principal amount. The increase in interest income reflected a 36% increase in the average of the balances of gross notes receivable and loans held for investment and sale at the end of 2004 compared to the end of 2003.

Purchase discount earned increased by $4.0 million or 77%, to $9.2 million during 2004 from $5.2 million during 2003. This increase resulted primarily from a 74% increase in gross notes receivable, and the increased prepayments during 2004, which accelerate recognition of the associated purchase discount. The Company received $231 million of principal in 2004 compared with $157 million of principal in 2003. These two contributing factors outweighed the reduction over the past several years, of purchase discount available to be earned as a percentage of our portfolio of purchased notes receivable.

Gains on sale of notes receivable increased by $0.6 million or 52%, to $1.7 million during 2004 from $1.1 million during 2003. The Company sold a total of $21.0 million in principal amount of notes receivable during 2004, of which $19.8 million was performing, as compared to $19.4 million during 2003, of which only $11.2 million was performing.

Gain on sale of originated loans increased by $0.5 million or 16%, to $3.7 million during 2004 from $3.2 million during 2003. This increase reflected a 14% increase in the principal amount of such loans sold during 2004 to $89.9 million from $79.1 million during 2003. The weighted average margin on sold loans remained constant at 410 basis points during both 2004 and 2003. During 2003, Tribeca's policy was to realize the gains associated with its origination by selling all of its originated loans for margin. In July, 2004, the Company determined for the foreseeable future to retain most of the liberty loans originated by Tribeca, subject to sales from time to time for the same reasons we periodically sell notes receivable in our portfolio.

Gain on sale of OREO decreased by $0.5 million or 47% to $0.5 million during 2004 from $1.0 million during 2003. The Company sold 290 OREO properties at a sales price of $23.5 million during 2004 as compared to 231 OREO properties at a sales price of $18.1 million during 2003. This decrease was due to increased costs associated with maintaining the properties and restoring them to appropriate condition for marketing and sales, and the increasing number of the properties that are carried at market value, which are generally lower than the cost at which we acquired the notes or claims resolution of which resulted in our ownership of the OREO.

Prepayment penalties and other income increased by $1.6 million or 38%, to $5.8 million during 2004 from $4.2 million during 2003. The increase reflected increases in prepayments during 2004 resulting from the low interest rate environment and the growth in the size of the portfolio, increases in late charges resulting primarily from the growth in the size of the portfolio, and increases in loan application fees due to the growth in the volume of our non-prime loan originations.

Operating expenses increased by $17.9 million or 40% to $63.1 million during 2004 from $45.2 million during 2003. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of loan commitment fees and depreciation expense.

Interest expense increased by $11.1 million or 51%, to $32.8 million during 2004 from $21.7 million during 2003. This increase reflected an increase in the balance of total debt, including Senior Debt and financing agreements and increases in the costs of funds during 2004, resulting from increases in the index rates. Senior Debt and financing agreements increased by 88% or $397 million to $847 million as of the end of 2004 compared with $450 million as of the end of 2003. The weighted average cost of funds was 5.0% during 2004 and 4.9% during 2003.

Collection, general and administrative expenses increased by $5.4 million or 30% to $23.3 million during 2004 from $17.9 million during 2003. The increased costs occurred primarily related to the growth in the level of acquisitions and the size of the portfolio. Increased costs also resulted from a restricted stock grant to our new Chief Executive Officer, a settlement entered into with our former Chief Executive Officer, a settlement in respect of options owing to members of our board of directors for services rendered in previous years that were not issued in such years, and professional fees relating to increased tax and audit fees.

Provisions for loan losses, which relate to our purchased loans, increased by $0.5 million or 16%, to $3.7 million during 2004 from $3.2 million during 2003. This increase was primarily due to increased provision for loan losses with respect to certain portfolios, which did not have additional purchase discount that might be moved into provision for loan losses. Provisions for loan losses are incurred as soon as the valuation of the asset diminishes and there is no unamortized discount remaining associated with that asset. Provision for loan losses, expressed as a percentage of principal amounts of notes receivable held at the end of the year, were approximately 0.46% and 0.63% for 2004 and 2003, respectively.

Amortization of deferred financing costs increased by $0.8 million or 40%, to $2.8 million during 2004 from $2.0 million during 2003. This increase resulted primarily from the growth in the portfolio and the increased pace of prepayments during 2004, which caused a corresponding increase in the pay down of Senior Debt.

Our operating income increased by $5.0 million or 40% to $17.4 million during 2004 from $12.4 million during 2003 for the reasons set forth above.

During 2004, the Company had a provision for income taxes of $7.9 million as compared to a provision of $5.7 million in 2003. Our effective tax rates for 2004 and 2003 were 45% and 46%, respectively.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Revenues increased by $10.8 million or 23%, to $57.6 million during 2003, from $46.8 million during 2002.

Revenue, as a percentage of average assets was 12.8% for 2003 as compared with 12.4% for 2002.

Interest income increased by $6.0 million or 16%, to $42.7 million during 2003 from $36.7 million during 2002. The increase reflected a 17.5% increase in the average of the balances of the gross notes receivable and loans held for investment and sale, at the end of the four fiscal quarters of 2004.

Purchase discount earned increased by $1.4 million or 37%, to $5.2 million during 2003 from $3.8 million during 2002. This increase reflected primarily the increase in prepayments received in 2003. The Company received $144 million of principal in 2003 compared with $106 million of principal in 2002.

Gains on sale of notes receivable increased by $1.0 to $1.1 million during 2003 from $0.1 million during 2002. The Company sold a total of $19.4 million in principal amount of notes receivable during 2003, of which $11.2 million was performing, as compared to $1.1 million in performing notes during 2002. The increase in loan sales reflected our initiating during 2003 a policy of liquidating loans we suspect might be likely to refinance or decline in value often due to interest rate changes in anticipation of such changes.

Gain on sale of originated loans increased by $0.9 million or 39%, to $3.2 million during 2003 from $2.3 million during 2002. This increase reflected an 86% increase in the principal amount of such loans sold during 2003 to $79.1 million from $42.5 million during 2002.

Gain on sale of OREO increased by $0.2 million or 25% to $1.0 million during 2003 from $0.8 million during 2002. The Company sold 231 OREO properties at a sales price of $18.1 million during 2003 as compared to 105 OREO properties at a sales price of $4.9 million during 2002. The increase in the number of properties sold reflected growth in our OREO inventory due to both an increase in foreclosures and the purchase of a few pools during the year that already had loans in the foreclosure process.

Prepayment penalties and other income increased by $1.3 million or 45%, to $4.2 million during 2003 from $2.9 million during 2002. The increase reflected increases in prepayment penalties associated with the increased volume of prepayments during 2003, increases in late charges resulting primarily from the growth in the size of the portfolio, and increase in loan application fees due to the growth in the volume of our non-prime loan originations.

Operating expenses increased by $8.9 million or 24% to $45.2 million during 2003 from $36.3 million during 2002, excluding the effects of a special recovery during 2002.

Interest expense increased by $2.6 million or 14%, to $21.7 million during 2003 from $19.1 million during 2002. This increase reflected an increase in the balance of total debt, including Senior Debt and financing agreements at the end of 2003. Senior debt and financing agreements increased by 11% or $44 million to $451 million at the end of 2003 as compared to $407 million at the end of 2002. The weighted average cost of funds during 2003 was 4.9% and 5.4% during 2002.

Collection, general and administrative expenses increased by $5.0 million or 39% to $17.9 million during 2003 from $12.9 million during 2002. The increase in expenses resulted from a variety of different initiatives, including ramping up our Tribeca, our origination subsidiary, upgrading our servicing system, changing and upgrading our property insurance policies, as well as a result of the acquisition and servicing of a greater number of loans.

Provisions for loan losses, which related to our purchased loans, increased by $0.5 or 18%, to $3.2 million during 2003 from $2.7 million during 2002. This increase was primarily due to increased provision for loan losses with respect to certain portfolios which did not have additional purchase discount that might be moved into provision for loan losses and the increase in the size of the nonperforming portfolio. Provision for loan losses, expressed as a percentage of principal amount of notes receivable held at the end of the year, were approximately 0.63% and 0.58% for 2003 and 2002, respectively.

Amortization of deferred financing costs increased by $0.7 million or 54%, to $2.0 million during 2003 from $1.3 million during 2002. This increase resulted primarily from the increased pace of prepayments in 2003 and the growth in the portfolio which caused a corresponding increase in the pay down of Senior Debt.

Our operating income increased by $0.2 million or 2% to $12.4 million during 2003 from $12.2 million during 2002 for the reasons set forth above.

During 2003, we had a provision for income taxes of $5.7 million as compared to a provision of $5.5 million in 2002. The effective tax rate for 2003 and 2002 was 46% and 45% respectively.

COST OF FUNDS. As of December 31, 2004, the Company owed an aggregate of $808 million ("Senior Debt") to a bank (the "Senior Debt Lender"), which was incurred in connection with the purchase of, and is secured by, the Company's loan portfolios and OREO portfolios. The Company's Senior Debt incurred after March 1, 2001, accrues interest at the Federal Home Loan Bank of Cincinnati ("FHLB") thirty-day advance rate (the "Index") plus a spread of 3.25% (the "Spread"). Senior Debt incurred before March 1, 2001 accrues interest at prime rate plus a margin of between 0% and 1.75%. At December 31, 2004, approximately $21 million of the Senior Debt incurred before March 1, 2001 remained outstanding and will continue to accrue interest at the prime rate plus a margin of between 0% and 1.75%. At December 31, 2004, the weighted average interest rate on Senior Debt was 5.73%.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

During the year ended December 31, 2004 the Company purchased 12,914 loans, consisting primarily of first and second mortgages, with an aggregate face value of $626 million at an aggregate purchase price of $545 million, or 87% of the face value. These acquisitions were fully funded through Senior Debt in the amount equal to the purchase price plus a 1% loan origination fee.

The Company's portfolio of purchased notes receivable at December 31, 2004, had a face amount of $812 million and included net notes receivable of approximately $690 million. Net notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. The Company has the ability and intent to hold its notes until maturity, payoff or liquidation of collateral or may sell certain notes, if it is economically advantageous to do so.

At December 31, 2004, the Company held OREO recorded in its consolidated financial statements at $21 million. OREO is recorded at the lower of cost or fair market value less estimated costs of disposal. The Company believes that the OREO inventory held at December 31, 2004 has a net realizable value of approximately $22 million based on market analyses of the individual properties less estimated closing costs.

At December 31, 2004, the Company held originated loans for investment of $110 million, which are carried at the amortized cost of the loans, and held originated loans for sale of $17 million, which are carried at the lower of cost or fair market value.

CASH FLOW FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

As of December 31, 2004, we had cash and cash equivalents of approximately $19 million compared to approximately $14 million at December 31, 2003. The increase was primarily due to an increase in collections on purchased notes receivable and originated loans held for investment, caused primarily by an increase in the portfolio balance in 2004 due to increased acquisitions and originations. Primary sources of cash from operations include payments on purchased notes receivable and originated loans.

Substantially all of the assets of the Company are invested in its portfolios of notes receivable, loans held for investment, OREO and loans held for sale. Primary sources of the Company's cash flow for operating and investing activities are borrowings under its Senior Debt facilities, collections on notes receivable and gain on sale of notes and OREO properties. Primary uses of cash include purchases of notes receivable and origination of loans. We rely significantly upon our Senior Lender to provide the funds necessary for the purchase of notes receivable portfolios and the origination of loans. While we have historically been able to finance these purchases and originations, we have not had committed loan facilities in significant excess of the amount we currently have outstanding under our Senior Debt facilities, described below.

Net cash used in operating activities was $7 million in 2004, compared to approximately$12 million in 2003. The decrease was primarily due to an increased sales volume of loans held for sale and increased net income, which provided more cash in the Company's operating activities. These increases were partially offset by the origination of mortgage loans held for sale, which were $108 million in 2004 as compared with $97 million in 2003, as well as payment of interest expense, overhead and litigation expense incidental to its collections, and for the foreclosure and improvement of OREO, partially offset by proceeds of $101 million from the sale of originated loans in 2004, as compared with proceeds of $80 million in 2003, and prepayment penalties and other income of approximately $6 million, compared with approximately $4 million in 2003.

Net cash used in investing activities was approximately $384 million in 2004, compared to approximately $28 million in 2003. The increase was primarily due to increases in the purchase of notes receivable, which constituted approximately $546 million in 2004 as compared to $214 million in 2003, partially offset by principal collections of notes receivable of $209 million in 2004, as compared with $157 million in 2003, originations of loans held for investments of $92 million as compared to a transfer of $14 million in 2003 and proceeds from sales of notes receivable of $20 million in 2004 compared with $16 million in 2003 and sales of OREO of $20 million in 2004 compared with $16 million in 2003.

Net cash provided by financing activities increased to approximately $397 million in 2004, from $44 million in 2003. The increase resulted primarily from a net increase in Senior Debt of $381 million and a net increase in borrowings under financing agreements of $16 million.

SENIOR DEBT

As of December 31, 2004, the Company owed an aggregate of $808 million to its Senior Debt lender under several loans:

Senior Debt Facility

      General. On October 13, 2004, the Company and all of its subsidiaries other than Tribeca entered into a Master Credit and Security Agreement with Sky Bank, an Ohio banking corporation (the "Bank"). Under the facility as amended, the Company and its subsidiaries that are or become parties to the credit agreement are entitled to request loans to finance the purchase of residential mortgage loans or refinance existing outstanding loans. The credit agreement amended and restated the borrowers' previous loan agreements with the Bank, under which an aggregate principal balance of approximately $747 million was outstanding immediately prior to the execution of the new facility. The facility does not include a commitment to additional lendings, which are therefore subject to the Bank's discretion as well as any regulatory limitations to which the Bank is subject. The facility terminates on October 13, 2006.

      Interest Rates and Fees. Interest on the loans is payable monthly at a floating rate equal to the highest Federal Home Loan Bank of Cincinnati 30 day advance rate as published daily by Bloomberg under the symbol FHL5LBRI or, "the 30 day advance rate", plus the applicable margin as follows:

If the 30 day advance rate is         the applicable margin is
Less than 2.01%                       350 basis points
2.01 to 4.75%                         325 basis points
Greater than 4.75%                    300 basis points

      In addition, upon each closing of a subsidiary loan, the Company is required to pay an origination fee equal to 1% of the amount of the subsidiary loan unless otherwise agreed to by the Bank and the subsidiary. Upon repayment of subsidiary loans, the Bank is generally entitled to receive a fee equal to the lesser of (i) one half of one percent (0.50%) or with respect to certain subsidiaries whose loans were originated before 1996, one percent 1% of the original principal balance of the subsidiary loan or (ii) 50% of the remaining cash flows of the pledged mortgage loans related to such subsidiary loan as and when received by the relevant subsidiary after the repayment of the subsidiary loan. In connection with certain subsidiary loans, the Company and the Bank have agreed to specified minimum fees and fee waivers.

      Principal; Prepayments; Termination of Commitments. The unpaid principal balance of each loan is amortized over a period of ten years, but matures three years after the date the loan was made. Historically the Bank and the Company have routinely agreed to extend the maturities of such loans for additional three-year terms upon their maturity. Each borrower is required to make monthly payments of the principal of its outstanding loans.

      In the event there is a material and adverse breach of the representations and warranties with respect to a pledged mortgage loan that is not cured within 30 days after notice by the Bank, the Company will be required to prepay the loan with respect to such pledged mortgage loan in an amount equal to the price (as determined by the Bank) at which such mortgage loan could readily be sold.

      Covenants; Events of Default. The facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, a covenant that the Company and its subsidiaries together maintain a minimum net worth of at least $10 million. The agreement contains events of default customary for facilities of this type (with customary grace periods, as applicable).

      Security. The borrowers' obligations under the credit agreement are secured by a first priority lien on the mortgage loans financed by proceeds of loans made under the credit agreement. The mortgage loans securing each borrower's obligations under the credit agreement also secure each other borrower's obligations under the credit agreement. In addition, pursuant to a lock-box arrangement, the Bank is entitled to receive all sums payable to a subsidiary borrower in respect of any of the collateral.

      Warehouse Facility

      General. On September 30, 2003, Tribeca entered into a warehousing credit and security agreement with the Bank. The facility was amended on April 7, 2004. The agreement, as amended, provides for a commitment of $40 million which expires on April 30, 2006. Tribeca is currently discussing with the Bank an increase in the amount of the commitment to $60 million.

      Interest Rates and Fees. Interest on advances is payable monthly at a rate per annum equal to the greater of (i) a floating rate equal to the Wall Street Journal Prime Rate or (ii) five percent (5%). In addition, Tribeca is required to pay transaction fees equal to $25 for each mortgage loan financed by an advance under the warehouse facility and an annual commitment fee equal to $15,000 multiplied by a fraction the numerator of which is the average monthly unborrowed commitment during the previous year and the denominator of which is $40 million.

      Principal Payment. Advances are required to be repaid upon the earlier of the termination or expiration of the commitment or within 120 days after the date of the advance or under certain other circumstances. From time to time, by agreement between the Bank and the Company, amounts borrowed under the warehouse facility are transferred to term loans. At the end of each month, 98% of any amounts paid to repay advances are required to be repaid from the Company's senior credit facility with the Bank. Amounts under the facility may be borrowed, repaid and reborrowed by Tribeca from time to time until the warehouse expiration of the commitment.

      Prepayments; Termination of Commitment. Voluntary prepayments and commitment reductions under the facility are permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. The Bank can terminate the commitment at any time upon 60 days prior notice to Tribeca. The Bank can terminate the facility at any time in the event there is a material adverse change in Tribeca's financial condition.

      Covenants; Events of Default. The facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, maintenance of consolidated net worth requirements, a ratio of total debt to total assets, maintenance of consolidated pretax net income. The credit agreement contains events of default customary for facilities of this type (with customary grace periods, as applicable).

      Security and Guarantees. The facility is secured by a lien on all of the mortgage loans delivered to the Bank or in respect of which an advance has been made as well as by all mortgage insurance and commitments issued by insurers to insure or guarantee pledged mortgage loans. Tribeca also assigns all of its rights under third-party purchase commitments covering pledged mortgages and the proceeds of such commitments and its rights with respect to investors in the pledged mortgages to the extent such rights are related to pledged mortgages. In addition, we have provided a guaranty of the facility which is secured by a lien on substantially all of our personal property.

      Availability. As of December 31, 2004, Tribeca had approximately $1.0 million available under the facility. From time to time, Tribeca's business needs require that it borrow amounts at times when there is no availability under the warehousing facility. At such times as the need for advances exceeds availability, Tribeca reduces its outstanding advances by assigning loans borrowed under the warehouse facility to its subsidiaries. As of December 31, 2004 subsidiaries of Tribeca had acquired $78 million of indebtedness from Tribeca. See "Term Loans" below.

      Term Loans

      As of December 31, 2004, from time to time, subsidiaries of Tribeca had borrowed $78 million in term loans from the Bank. Interest on the loans is payable, monthly, at a floating rate equal to the highest Federal Home Loan Bank of Cincinnati 30 day advance rate published by Bloomberg under the symbol FHL5LBRI, plus 325 basis points. In addition, upon the closing of each term loan, the applicable borrower pays the Bank a merchant banking fee and the amount of such fee is added to the principal of the loan. The unpaid balance of each term loan is amortized over a period of 20 years, but matures three years after the loan was made. Each term loan is subject to mandatory payment under certain circumstances. Each borrower is required to make monthly payments of the principal of its outstanding loan. Each term loan is secured by a lien on certain promissory notes and hypothecation agreements, as well as all property, monies, securities and other property of the applicable borrower held by, received by or in transit to the Bank. The term loans contain affirmative and negative covenants and events of default customary for financings of this type.

      Financing Agreements

      The Company entered into a line of credit with the Bank, under which the Company is permitted to borrow up to approximately $2.5 million at a rate per annum equal to the Bank's prime rate plus two percent. Under this line of credit, interest is payable monthly, the principal amount of each advance is due 9 months after the date of the advance. As of December 31, 2004, and December 31, 2003, $420,000 and $570,000, respectively, were outstanding under this line of credit. Cash advances under this line of credit were used to satisfy senior lien positions and fund capital improvements in connection with foreclosures of certain real estate loans financed by the Company. Management believes the ultimate sale of these properties will satisfy the related outstanding amounts under the line of credit and accrued interest. When available, the Company uses OREO sales proceeds to pay down financing arrangements to help reduce interest expense.

      The Company has a financing agreement with Citibank, N.A. which entitles the Company to borrow a maximum of $150,000 at a rate per annum equal to Citibank's prime rate plus 1%. As of December 31, 2004 and December 31, 2003, $87,000 and $100,000, respectively, were outstanding pursuant to this agreement.

      Management believes that sufficient cash flow from the collection of notes receivable will be available to repay the Company's secured obligations and that sufficient additional cash flows will exist, through collections of notes receivable, the sale of loans, sales and rental of OREO or additional borrowing, to repay the current liabilities arising from operations and to repay the long term indebtedness of the Company.

   FINANCING ACTIVITIES AND CONTRACTUAL OBLIGATIONS

Below is a schedule of the Company's contractual obligations and commitments at December 31, 2004:

                                      WEIGHTED AVERAGE                     MINIMUM CONTRACTUAL OBLIGATIONS
                                       INTEREST RATE                            (EXCLUDING INTEREST)
CONTRACTUAL OBLIGATION SCHEDULE        AS OF 12/31/04       TOTAL      LESS THAN 1 YR     1-3 YRS        3-5 YRS     THEREAFTER
Contractual Obligations
  Notes Payable                             5.73%         807,718,038     143,684,898    639,189,226    23,924,672      919,242
  Warehouse Line                            7.25%          39,540,205      39,540,205              -             -            -
  Rent Obligations                             -            9,258,980         760,447      2,686,130     2,139,549    3,672,854
  Capital Lease Obligations                    -              572,190         173,332        261,775       137,083            -
Employment Agreements                          -            1,781,750         563,000        650,000       568,750            -
                                                        -------------  --------------  -------------  ------------  -----------
Total Contractual Cash Obligations                      $ 858,871,163  $  184,721,882  $ 642,787,131  $ 26,770,054  $ 4,592,096
                                                        =============  ==============  =============  ============  ===========

The interest rates on the Notes Payable and the Warehouse Line are indexed to the monthly Federal Home Loan Bank of Cincinnati 30 day LIBOR advance rate and Prime as more fully described herein, and will increase or decrease over time. Minimum contractual obligations are based on minimum required principal payments including balloon maturities of the notes payable and warehouse line. Actual payments will vary depending on cash collections and loan sales as described herein. Historically, the Company and the Bank have extended the maturities and balloon payments.

SAFE HARBOR STATEMENT

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in forward-looking statements made by the Company. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, and changes in the level of growth in the finance and housing markets; (ii) the status of relations between the Company and its sole Senior Debt Lender and the Senior Debt Lender's willingness to extend additional credit to the Company;
(iii) the availability for purchases of additional portfolios; (iv) the availability of non-prime borrowers for the origination of additional loans; and
(v) other risks detailed from time to time in the Company's SEC reports. Additional factors that would cause actual results to differ materially from those projected or suggested or suggested in any forward-looking statements are contained in the Company's filings with the Securities and Exchange Commission, including, but not limited to, those factors discussed herein under the caption "Real Estate Risk", which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as other wise required by securities and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows.

INTEREST RATE RISK

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

The Company's operating results will depend in large part on differences between the income from its assets (net of credit losses) and its borrowing costs. Most of the Company's assets, consisting primarily of mortgage notes receivable, generate fixed returns and will have terms in excess of five years. The Company funds the origination and acquisition of a significant portion of these assets with borrowings, which have interest rates that are based on the monthly Federal Home Loan Bank of Cincinnati 30-day advance rate ("FHLB"). In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between yields and borrowing rates. Consequently changes in interest rates, particularly short-term rates may influence the Company's net income. The Company's borrowing under agreements with its Senior Debt Lender bear interest at rates that fluctuate with the FHLB rate of Cincinnati and the prime rate. Based on approximately $787 and $21 million of borrowings outstanding under these facilities at December 31, 2004, a 1% change in FHLB and prime rate would impact the Company's annual net income and cash flows by approximately $4.4 million. Increases in these rates will decrease the net income and market value of the Company's net assets. Interest rate fluctuations that result in interest expense exceeding interest income would result in operating losses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item are included herein, beginning on page F1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

      (a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the Company' Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

      (b) Changes in Internal Controls. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required under this Item is contained in the Company's definitive proxy statement, which will be filed within 120 days of December 31, 2004, the registrant's most recent fiscal year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information required under this Item is contained in the Company's definitive proxy statement, which will be filed within 120 days of December 31, 2004, the registrant's most recent fiscal year, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required under this Item is contained in the Company's definitive proxy statement, which will be filed within 120 days of December 31, 2004, the registrant's most recent fiscal year, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required under this Item is contained in the Company's definitive proxy statement, which will be filed within 120 days of December 31, 2004, the registrant's most recent fiscal year, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required under this Item is contained in the Company's definitive proxy statement, which will be filed within 120 days of December 31, 2004, the registrant's most recent fiscal year, and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of Form 10-K:

(1) Financial Statements.

The financial statements required by Item 8 are included herein, beginning on page F1 of this report.

(2) Financial Statement Schedules.

All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits.

Exhibit
Number
-------
3.1         Fifth Amended and Restated Certificate of Incorporation.
            Incorporated by reference to Appendix A to the Registrant's Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission (the "Commission") on January 20, 2005.

3.2 Amended and Restated By-laws. Incorporated by reference to Appendix B to the Registrant's Definitive Information Statement on Schedule 14C, filed with the Commission on January 20, 2005.

10.1 Master Credit and Security Agreement, dated as of October 13, 2004, between the Registrant and Sky Bank, N.A. Incorporated by reference to Exhibit 10(M) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Commission on November 15, 2004.

*10.2 Amendment to the Master Credit and Security Agreement, dated as of December 30, 2004 between the Registrant and Sky Bank, N.A.

*10.3 Warehousing Credit and Security Agreement, dated as of September 30, 2003, between Tribeca Lending Corporation and Sky Bank, N.A.

*10.4 Letter, dated as of March 24, 2005, from Sky Bank, N.A. to Tribeca Lending Corporation.

*10.5 Form of Term Loan and Security Agreement between subsidiaries of Tribeca Lending Corporation and Sky Bank, N.A.

10.6        1996 Stock Incentive Plan, as amended. Incorporated by reference to
            Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-122677), filed with the Commission on February 10, 2005.

10.7 Mortgage Loan Purchase and Sale Agreement, dated as of September 24, 2004, between the Registrant and Master Financial, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on October 20, 2004.

10.8 Mortgage Loan Purchase and Sale Agreement, dated as of June 30, 2004, between the Registrant and Bank One, Inc. Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K/A, filed with the Commission on July 16, 2004.

*10.9 Employment Agreement, effective as of October 1, 2004, between the Registrant and Jeffrey R. Johnson.

*10.10 Registration Rights Agreement, effective as of October 1, 2004, between the Registrant and Jeffrey R. Johnson.

*10.11 Restricted Stock Grant Agreement, dated as of October 4, 2004, between the Registrant and Jeffrey R. Johnson.

*10.12 Sublease Agreement, dated as of March 4, 2005, between the Registrant and Lehman Brothers Holdings Inc.

*21.1       Subsidiaries of the Registrant.

*23.1       Consent of Deloitte & Touche LLP.

*31.1 Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2005              FRANKLIN CREDIT MANAGEMENT
                                     CORPORATION

                                      By: /s/ JEFFREY R. JOHNSON
                                          -------------------------------------
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

    Signature                                   Title                                    Date
/s/ JEFFREY R. JOHNSON     President, Chief Executive Officer, Director              March 31, 2005
----------------------
Jeffrey R. Johnson

/s/ ALAN JOSEPH            Executive Vice President and Chief Financial Officer      March 31, 2005
---------------
Alan Joseph

/s/ KIMBERLY SHAW                   Vice President and Treasurer                     March 31, 2005
-----------------
Kimberly Shaw

/s/ THOMAS J. AXON
------------------
Thomas J. Axon                  Chairman of the Board and Director                   March 31, 2005

/s/ MICHAEL BERTASH                            Director                              March 31, 2005
-------------------
Michael Bertash

/s/ FRANK EVANS                                Director                              March 31, 2005
---------------
Frank Evans

/s/ STEVEN LEFKOWITZ                           Director                              March 31, 2005
--------------------
Steven Lefkowitz

/s/ ALLAN R. LYONS                             Director                              March 31, 2005
------------------
Allan R. Lyons

/s/ WILLIAM F. SULLIVAN                        Director                              March 31, 2005
-----------------------
William F. Sullivan

/s/ A. GORDON JARDIN                           Director                              March 31, 2005
--------------------
A. Gordon Jardin

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                                                                PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at December 31, 2004 and 2003                                                        F-2

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002                           F-3

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002             F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002                       F-5

Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002                  F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Franklin Credit Management Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Franklin Credit Management Company and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Credit Management Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America

Deloitte & Touche LLP

New York, New York

March 28, 2005

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

                                                                               2004             2003
ASSETS

CASH AND CASH EQUIVALENTS                                                 $  19,519,659     $  14,418,876

RESTRICTED CASH                                                                 128,612           413,443

NOTES RECEIVABLE:
  Principal                                                                 811,885,856       465,553,870
  Purchase discount                                                         (32,293,669)      (25,678,165)
  Allowance for loan losses                                                 (89,628,299)      (46,247,230)
                                                                          -------------     -------------
           Net notes receivable                                             689,963,888       393,628,475

ORIGINATED LOANS HELD FOR SALE                                               16,851,041        27,372,779

ORIGINATED LOANS HELD FOR INVESTMENT, NET                                   110,496,274         9,536,669

ACCRUED INTEREST RECEIVABLE                                                   8,506,252         4,332,419

OTHER REAL ESTATE OWNED                                                      20,626,156        13,981,665

OTHER RECEIVABLES                                                             5,366,500         2,893,735

DEFERRED TAX ASSET                                                              583,644           681,398

OTHER ASSETS                                                                 10,577,344         3,922,234

BUILDING, FURNITURE AND EQUIPMENT - Net                                       1,290,442         1,252,711

DEFERRED FINANCING COSTS - Net                                                7,600,942         4,298,942
                                                                          -------------     -------------
TOTAL ASSETS                                                              $ 891,510,754     $ 476,733,346
                                                                          =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                                   $  11,572,764     $   4,979,806
  Financing agreements                                                       39,540,205        23,315,301
  Notes payable                                                             807,718,038       427,447,844
   Deferred tax liability                                                     3,123,865         1,311,089
                                                                          -------------     -------------
           Total liabilities                                                861,954,872       457,054,040
                                                                          -------------     -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 3,000,000 issued-none                     -                 -
  Common stock, $.01 par value, 22,000,000 authorized shares;
    issued and outstanding: 6,062,295 in 2004 and 5,916,527 in 2003              60,623            59,167
  Additional paid-in capital                                                  7,354,778         6,985,968
  Retained earnings                                                          22,140,481        12,634,171
                                                                          -------------     -------------
           Total stockholders' equity                                        29,555,882        19,679,306
                                                                          -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 891,510,754     $ 476,733,346
                                                                          =============     =============

See notes to consolidated financial statements

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                 2004            2003             2002
REVENUES:

  Interest income                             $59,481,422    $ 42,699,710     $36,728,735
  Purchase discount earned                      9,234,896       5,154,601       3,841,927
  Gain on sale of notes receivable              1,701,113       1,118,239         139,519
  Gain on sale of loans held for sale           3,689,616       3,236,616       2,259,979
  Gain on sale of other real estate owned         542,202       1,027,130         796,562
  Rental income                                    42,300         113,255         152,965
  Prepayment penalties and other income         5,793,466       4,217,008       2,922,750
                                              -----------    ------------     -----------
                                               80,485,015      57,566,559      46,842,437
                                              -----------    ------------     -----------
OPERATING EXPENSES:

  Interest expense                             32,795,347      21,672,993      19,127,713
  Collection, general and administrative       23,321,659      17,864,786      12,882,135
  Recovery of a special charge                                          -      (1,662,598)
  Provision for loan losses                     3,705,333       3,164,103       2,713,864
  Amortization of deferred financing costs      2,761,476       1,979,208       1,264,112
  Depreciation                                    494,890         505,012         339,761
                                              -----------    ------------     -----------
                                               63,078,705      45,186,102      34,664,987
                                              -----------    ------------     -----------
INCOME BEFORE PROVISION FOR INCOME TAXES       17,406,310      12,380,457      12,177,450
                                              -----------    ------------     -----------

PROVISION FOR INCOME TAXES                      7,900,000       5,695,000       5,514,000
                                              -----------    ------------     -----------

NET INCOME                                    $ 9,506,310    $  6,685,457     $ 6,663,450
                                              ===========    ============     ===========
NET INCOME  PER COMMON SHARE:
  Basic                                       $      1.60    $       1.13     $      1.13
                                              ===========    ------------     -----------
  Diluted                                     $      1.43    $       1.02     $      1.07
                                              ===========    ------------     -----------

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING, BASIC                            5,941,462       5,916,527       5,916,527
                                              ===========    ============     ===========
  OUTSTANDING, DILUTED                          6,648,381       6,536,639       6,216,337
                                              ===========    ============     ===========

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                ADDITIONAL
                                                         COMMON STOCK            PAID-IN        RETAINED
                                                    ---------------------
                                                     SHARES       AMOUNT         CAPITAL        EARNINGS          TOTAL
BALANCE, JANUARY 1, 2002                            5,916,527    $ 59,167      $ 6,985,968    $   (714,736)   $  6,330,399

  Net income                                                -           -                -       6,663,450       6,663,450
                                                    ---------    --------      -----------    ------------    ------------

BALANCE, DECEMBER 31, 2002                          5,916,527      59,167        6,985,968       5,948,714      12,993,849

  Net income                                                -           -                -       6,685,457       6,685,457
                                                    ---------    --------      -----------    ------------    ------------

BALANCE, DECEMBER 31, 2003                          5,916,527      59,167        6,985,968      12,634,171      19,679,306
                                                    ---------    --------      -----------    ------------    ------------

   Issuance of common stock                           145,768       1,206          128,800                         130,006

   Exercise of options                                                250           18,500                          18,750

   Issuance of in-the-money stock options                                          221,510                         221,510

  Net income                                                -           -                -       9,506,310       9,506,310
                                                    ---------    --------      -----------    ------------    ------------

BALANCE, DECEMBER 31, 2004                          6,062,295    $ 60,623      $ 7,354,778    $ 22,140,481    $ 29,555,882
                                                    =========    ========      ===========    ============    ============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                 2004             2003               2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $   9,506,310     $   6,685,457     $   6,663,450
Adjustments to reconcile income to net cash used in
operating activities:

  Gain on sale of notes receivable                             (1,701,113)       (1,118,239)         (139,519)
  Gain on sale of other real estate owned                        (542,202)       (1,027,130)         (796,562)
  Depreciation                                                    494,890           505,012           339,761
  Amortization of deferred financing costs                      2,761,476         1,979,208         1,264,112
  Issuance of options and stock for services rendered             240,110
  Proceeds from the sale of and principal collections on
  loans held for sale-net                                     100,887,103        80,810,221        53,355,507
  Origination of loans held for sale                         (108,432,590)      (97,143,554)      (70,444,721)
  Deferred tax provision                                        1,910,530           234,343          (128,382)
  Purchase discount earned                                     (9,234,896)       (5,154,601)       (3,841,927)
  Provision for loan losses                                     3,705,333         3,164,103         2,713,864
  Changes in operating assets and liabilities:

     Accrued interest receivable                               (4,173,833)         (174,804)          638,174
     Other receivables                                         (2,472,765)         (634,192)       (3,045,866)
     Other assets                                              (6,655,110)       (1,087,834)         (739,030)
     Accounts payable and accrued expenses                      6,592,959         1,161,249          (411,646)
                                                            -------------     -------------     -------------
                Net cash used in operating activities          (7,113,798)      (11,800,761)      (14,572,785)
                                                            -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

(Increase) decrease in restricted cash                            284,831          (219,440)          (91,440)
Purchase of notes receivable                                 (546,269,608)     (213,638,801)     (184,090,904)
Principal collections on notes receivable                     209,206,383       156,924,859       110,541,717
Principal collections on loans held for investment              8,693,192                 -                 -
Origination of loans held for investment                      (92,818,695)                -                 -
Investment in marketable securities                                     -          (203,771)                -
Acquisition and loan fees                                      (5,309,462)       (2,564,246)       (2,065,626)
Proceeds from sale of other real estate owned                  20,856,448        16,407,503         7,053,926
Proceeds from sale of loans held for investment                 1,233,122
Proceeds from sale of notes receivable                         20,241,957        15,648,149         1,000,083
Purchase of building, furniture and fixtures                     (527,585)         (650,858)         (295,455)
                                                            -------------     -------------     -------------
Net cash used in investing activities                        (384,409,417)      (28,296,605)      (67,947,699)
                                                            -------------     -------------     -------------

 Continued on next page

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                            2004               2003              2002
CONTINUED FROM PREVIOUS PAGE

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                            663,023,803        226,367,253        205,224,166
  Principal payments of notes payable                                   (282,753,609)      (194,185,553)      (123,901,830)
  Proceeds from financing agreements                                     206,219,638        101,322,968         74,886,326
  Payments on financing agreements                                      (189,994,734)       (89,565,036)       (70,871,468)
  Proceeds from exercise of options                                           18,500
  Proceeds from common stock purchase                                        110,400                  -                  -
  Principal payments of subordinated debentures                                    -                  -            (24,262)
                                                                        ------------       ------------       ------------
           Net cash provided by financing activities                     396,623,998         43,939,632         85,312,932
                                                                        ------------       ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  5,100,783          3,842,266          2,792,448
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              14,418,876         10,576,610          7,784,162
                                                                        ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $ 19,519,659       $ 14,418,876       $ 10,576,610
                                                                        ============       ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash payments for interest                                            $ 30,296,647       $ 21,204,660       $ 19,404,197
                                                                        ============       ============       ============
  Cash  payments for taxes                                              $  7,849,900       $  5,713,700       $  5,425,000
                                                                        ============       ============       ============

Non-cash investing and financing activity:
Transfer of loans from held for sale to loans held for investment       $ 18,067,224       $ 13,721,717                  -
                                                                        ============       ============       ============

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

      1. ORGANIZATION AND BUSINESS

      As used herein references to the "Company", FCMC", "we", "our" and "us" refer to Franklin Credit Management Corporation, collectively with its subsidiaries.

      The Company is a specialty consumer finance company primarily engaged in the acquisition, origination, servicing and resolution of performing, sub-performing and non-performing residential mortgage loans. The Company purchases and originates loans primarily on the basis of the borrower's ability and willingness to repay the mortgage loan, the borrower's historical pattern of debt repayment and the adequacy of the collateral securing the loan. FCMC's loan investment strategy focuses on acquiring loans made to borrowers who generally do not meet conforming underwriting guidelines because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt or past credit difficulties. Through our wholly-owned subsidiary, Tribeca Lending Corp., the Company also originates non-prime mortgage loans. In both cases, the Company holds and services a substantial majority of loans through resolution. As of December 31, 2004, the Company had purchased and originated in excess of $2.2 billion in mortgage loans, $939 million of which the Company held in our portfolio and serviced as of December 31, 2004.

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

      RECLASSIFICATION- Certain prior year's amounts have been reclassed to conform to current year presentation.

      OPERATING SEGMENTS- Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets. The Company is currently operating in two business segments: (i) portfolio asset acquisition and resolution; and
      (ii) mortgage banking. (See note 9)

      EARNINGS PER SHARE- Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options outstanding, calculated under the treasury stock method.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents includes cash and investments with original maturities of three months or less, with the exception of restricted cash. The Company maintains accounts at banks, which at times may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

      NOTES RECEIVABLE AND INCOME RECOGNITION - The notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions, and mortgage and finance companies. Such notes receivable are performing, non-performing or sub-performing at the time of purchase and are usually purchased at a discount from the principal balance remaining. Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. The Company has the ability and intent to hold these notes until maturity, payoff or liquidation of the collateral. Impaired notes receivable are measured based on the present value of expected future cash flows discounted at the note's effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is collateral dependent. The Company periodically evaluates the collectability of both interest and principal of its notes receivable to determine whether they are impaired. A note receivable is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement.

      In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. Accrual of interest on notes receivable, including impaired notes receivable, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Subsequent recognition of income occurs only to the extent payment is received, subject to management's assessment of the collectability of the remaining interest and principal. A non-accrual note is restored to an accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt and past due interest is recognized at that time.

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

      In the event projected payments do not exceed the carrying value of the loan, the periodic amortization of purchase discount is suspended and either the loan is written down or an allowance for uncollectibility is recognized.

      ALLOWANCE FOR LOAN LOSSES - The Company performs reviews of its loan portfolio upon purchase, at loan boarding, and on a frequent basis thereafter to segment impaired loans under Statement of Financial Accounting Standards ("SFAS") No. 114. A loan is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement. An allowance for loan losses is estimated based on the Company's impairment analysis. Management's judgment in determining the adequacy of the allowance for loan losses is based on the evaluation of individual loans within the portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral when considered necessary. The allowance for loan losses is a material estimate, which could change significantly, in the near term.

      Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on notes receivable, future additions to the allowance or write-downs may be necessary based on changes in economic conditions. An allowance of $89,628,299 and $46,247,230 is included in notes receivable at December 31, 2004 and 2003, respectively.

      ORIGINATED LOANS HELD FOR SALE- The loans held for sale consists primarily of secured real estate first and second mortgages originated by the Company. Such loans held for sale are performing and are carried at lower of cost or market. The gain/loss on sale is recorded as the difference between the carrying amount of the loan and the proceeds from sale on a loan-by-loan basis. The Company records a sale upon settlement and when the title transfers to the seller.

      ORIGINATED LOANS HELD FOR INVESTMENT - In the second quarter of 2003, the Company adopted a strategy to originate loans for its portfolio and for sale. As a result, certain loans were transferred from "Loans held for Sale" to "Loans held for Investment" at lower of cost or market value. At the date of transfer, the estimated market value of the loans transferred was greater than cost, and therefore, the loans were transferred at amortized cost. Originated loans held for investment consists primarily of secured real estate first and second mortgages originated by the Company. Such loans are performing and are carried at the amortized cost of the loan.

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

      DEFERRED FINANCING COSTS - Costs which include origination fees and incurred in connection with obtaining financing are deferred and are amortized over the term of the related loan.

      RETIREMENT PLAN - The Company maintains a savings plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees are eligible to be a participant in the plan. The plan provides for voluntary contributions by participating employees in amounts up to 20% of their annual compensation, subject to certain limitations. Currently, the Company matches 50% of the first 3% of the employee's contribution.

      INCOME TAXES - Income taxes are accounted for under SFAS No. 109 Accounting for Income Taxes which requires an asset and liability approach in accounting for income taxes. This method provides for deferred income tax assets or liabilities based on the temporary difference between the income tax basis of assets and liabilities and their carrying amount in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of the changes.

      PREPAYMENTS AND OTHER INCOME - Prepayments and other income consists of prepayment penalties, application fees on originated loans, late charges, and other miscellaneous income. Such income is recognized on a cash basis.

      RENTAL INCOME - The Company rents out certain OREO properties. Rental income is recognized on a accrual basis where a lease exists and a cash basis if no lease exists.

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

      b. NOTES RECEIVABLE - Fair value of the net note receivable portfolio is estimated by discounting the estimated future cash flows using the interest method. The fair value of notes receivable at December 31, 2004 and 2003 was equivalent to their carrying value of $689,963,888 and $393,628,475, respectively.

      c. SHORT-TERM BORROWINGS - The interest rates on financing agreements and other short-term borrowings reset on a monthly basis therefore, the carrying amounts of these liabilities approximate their fair value. The fair value at December 31, 2004 and 2003 was $39,540,205 and $23,315,301, respectively.

      d. LONG-TERM DEBT - The interest rate on the Company's long-term debt (notes payable) is a variable rate that resets monthly; therefore, the carrying value reported in the balance sheet approximates fair value at $807,718,038 and $427,447,844 at December 31, 2004 and
            2003, respectively.

      COMPREHENSIVE INCOME - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income in 2004, 2003 and 2002 therefore net income was the same as its comprehensive income.

      ACCOUNTING FOR STOCK OPTIONS- The incentive stock option plan is accounted for under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees and related interpretations. Generally, options are issued with exercise prices at least equal to the market price of the common stock at the grant date, and no compensation expense is recorded. However, during 2004, the Company issued 26,500 stock options to certain board members as compensation for service in prior years as required by the Company's agreement with such board members. These options were issued with exercise prices based on the stock prices in effect in such prior years, which resulted in stock-based compensation expense of approximately $221,510 in 2004, based on the excess of the market price of the common stock at the grant date over the exercise price of the options. Also during 2004, the Company issued 10,000 warrants to a consultant for services rendered. The warrants were issued with an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of the warrants was de minims at December 31, 2004. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards:

                                                               2004              2003              2002
Net income  - as reported                                  $ 9,506,310       $ 6,685,457       $    6,663,450
Stock based compensation expense actual                    $    99,680
Stock based compensation expense
determined under fair value method, net
of related tax effects                                     $   (53,362)      $   (65,333)      $      (78,377)

Net income  -  pro forma                                   $ 9,552,628       $ 6,620,124       $    6,585,073
                                                           ===========       ===========       ==============

Earnings per share:
Net income  per common share - basic - as reported         $      1.60       $      1.13       $         1.13
Net income per common share - basic - pro forma            $      1.61       $      1.12       $         1.12
Net income per common share - dilutive - as reported       $      1.43       $      1.02       $         1.07
Net income per common share - dilutive - pro forma         $      1.44       $      1.01       $         1.06

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002:

                                      2004           2003         2002
Dividend yield                            0%            0%            0%
Volatility                               83%           97%          139%
Risk-free interest rate                   5%            5%            5%
Weighted average expected lives     5 years       5 years       5 years

      During 2004 and 2003 there were 46,500 and 39,000 options granted respectively.

      RECENT ACCOUNTING PRONOUNCEMENTS

      We have adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure effective December 2002. SFAS 148 amends FASB Statement 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of Accounting Principles Board Opinion Number 25, "Accounting for stock Issued to Employees," and related interpretations, with regard to the measurement of compensation cost for options granted under our Stock Option Plans.

      In January of 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, which was amended by Interpretation No. 46(R) in December of 2003. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As it applies to the Company, Interpretation No. 46(R) became effective for all variable interests in variable interest entities created after December 31, 2003, and to all variable interest entities on March 31, 2004. The adoption of Interpretation No. 46(R) did not have a material impact on the Company's consolidated financial statements.

      In December 2003, the AICPA issued Statement of Position 03-03 ("SOP 03-03"), "Accounting for Certain Debt Securities Acquired in a Transfer." SOP 03-03 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP limits the yield that may be accreted to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows over the investor's initial investment in the loan. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as an impairment on the statement of operations and a corresponding valuation allowance would be created against the investment in receivable portfolios on the statement of financial condition. SOP 03-03 applies to loans acquired in fiscal years beginning after December 15, 2004, and accordingly, we will adopt the provisions of this SOP in the first quarter of 2005. Adoption of SOP 03-03 may result in an increase in our provision for loan losses in future periods but may also result in an increase in purchase discount earned in future periods.

3. NOTES RECEIVABLE, LOANS HELD FOR SALE, PURCHASE DISCOUNT AND ALLOWANCE FOR LOAN LOSSES

      Notes receivable consist principally of mortgages as of December 31, 2004 and 2003 secured as follows:

                                       2004                2003
Real estate secured                $ 777,719,050       $ 436,748,611
Consumer unsecured                    10,218,900           8,382,427
Mobile homes                          16,413,026          14,871,762
Other                                  7,534,880           5,551,070
                                   -------------       -------------

                                     811,885,856         465,553,870

Less:
  Purchase discount                  (32,293,669)        (25,678,165)
  Allowance for loan losses          (89,628,299)        (46,247,230)
                                   -------------       -------------

Balance                            $ 689,963,888       $ 393,628,475
                                   =============       =============

      Originated loans held for sale of $16,851,041 and $27,372,779 as of December 31, 2004 and 2003 respectively represent real estate secured mortgages.

      Originated loans held for investment represent real estate mortgages as of December 31, 2004 and 2003 secured as follows:

                                     2004                 2003
Real estate secured              $ 110,684,391        $ 9,575,896
Consumer unsecured                      58,050        $    53,816
Mobile homes                            84,707             85,240
                                 -------------        -----------

                                   110,827,148          9,714,952
Less:
Allowance for loan losses             (330,874)          (178,283)
                                 -------------        -----------

Balance                          $ 110,496,274        $ 9,536,669
                                 =============        ===========

      In the second quarter of 2003, the Company's holding strategy on certain loans originated changed and, as a result, such loans were transferred from the loans held for sale category into loans held for investment at their amortized cost. This new strategy continued and, as a result, the Company originated $92 million dollars in loans held for investment during 2004.

      As of December 31, 2004, contractual maturities of notes receivable, originated loans held for sale and originated loans held for investment net of the allowance for loan losses if any, were as follows:

YEAR ENDING                          NOTES             LOANS HELD         LOANS HELD
DECEMBER 31,                       RECEIVABLE           FOR SALE        FOR INVESTMENT
2005                             $  40,891,498        $    191,384      $     615,275
2006                                36,968,178             206,246            604,867
2007                                35,162,873             222,311            643,044
2008                                33,310,104             239,681            710,569
2009                                45,475,369             255,095          1,158,122
Thereafter                         530,449,535          15,736,324        106,764,397
                                 -------------        ------------      -------------

Balance, December 31, 2004       $ 722,257,557        $ 16,851,041      $ 110,496,274
                                 =============        ============      =============

      It is the Company's experience that a portion of the notes receivable portfolio may be refinanced or repaid before contractual maturity dates. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections. During the years ended December 31, 2004, 2003 and 2002, cash collections of principal amounts totaled approximately $230,000,000, $157,000,000 and $ 120,000,000 respectively, and the ratios of these cash collections to average principal balances were approximately 32 %, 33% and 29%, respectively.

      Changes in the allowance of loan losses on notes receivable for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                      2004               2003                2002
Balance, beginning                                $ 46,247,230       $ 45,841,651        $ 33,490,456
Allowance allocated on purchased portfolio          53,836,759         11,413,944          15,551,056
Net change in allowance                            (14,161,023)       (14,172,468)         (5,913,725)
Provision for loan losses                            3,705,333          3,164,103           2,713,864
                                                  ------------       ------------        ------------

Balance, ending                                   $ 89,628,299       $ 46,247,230        $ 45,841,651
                                                  ============       ============        ============

      The net change in allowance presented above represents chargeoffs, recoveries, and subsequent increases in the allowance for notes receivable.

      The provision for loan losses represents additional allowance on notes receivable that had no remaining purchase discount.

      At December 31, 2004, 2003 and 2002, principal amounts of notes receivable included approximately $307,000,000, $126,000,000 and $119,000,000 respectively, of notes for which there was no accrual of interest income. The following information relates to impaired notes receivable, which include all such notes receivable as of and for the years ended December 31, 2004, 2003 and 2002:

                                                       2004                 2003               2002
Total impaired notes receivable                    $ 306,840,734       $ 126,341,722       $ 119,134,128
                                                   =============       =============       =============

Allowance for loan losses related to impaired
  notes receivable                                  $ 68,858,866       $ 30,111,278        $  32,809,607
                                                    ============       =============       =============

Average balance of impaired notes receivable
  during the year                                  $ 216,591,228       $ 122,737,925       $  96,848,593
                                                   =============       =============       =============

Interest income recognized                         $   9,959,069       $   2,196,003       $   5,866,377
                                                   =============       =============       =============

      In the normal course of business, the Company restructures or modifies terms of notes receivable to enhance the collectability of certain notes that were impaired at the date of acquisition and were included in certain portfolio purchases.

4.    BUILDING, FURNITURE AND EQUIPMENT

      At December 31, 2004 and 2003, building, furniture and equipment consisted of the following:

                                         2004               2003
Building and improvements            $  1,234,202        $ 1,094,336
Furniture and equipment                 2,259,644          1,871,925
                                     ------------        -----------

                                        3,493,846          2,966,261

Less accumulated depreciation          (2,203,404)        (1,713,550)
                                     ------------        -----------

                                     $  1,290,442        $ 1,252,711
                                     ============        ===========

5.    NOTES PAYABLE

      Notes payable consists primarily of loans ("Subsidiary Loans") made to the Company by Sky Bank, an Ohio banking corporation (the "Bank" or "Senior Debt Lender") to acquire portfolios of notes receivable ("Pledged Collateral") and term loans made by the Senior Debt Lender to Tribeca to principally finance originated loans held for investment (collectively with Subsidiary Loans, "Notes Payable").

      On October 13, 2004, the Company and all of its subsidiaries other than Tribeca entered into a Master Credit and Security Agreement with the Senior Debt Lender ("Credit Agreement"). The Credit Agreement amended and restated the Company's previous loan agreements with the Senior Debt Lender, under which an aggregate principal balance of approximately $747 million was outstanding immediately prior to the execution of the Credit Agreement. Under the Credit Agreement, the Company and its subsidiaries that are or become parties to the Credit Agreement are entitled to request new Subsidiary Loans to finance the purchase of residential mortgage loans or to refinance existing outstanding Subsidiary Loans. The Credit Agreement requires that all cash collections received on the notes receivable be paid to the Senior Debt Lender, subject to the Company being provided with a monthly allowance to fund operations and pay taxes. The Credit Agreement expires on October 13, 2006.

As part of the Credit Agreement, the Company is required to pay the Senior Debt Lender a fee on each Subsidiary Loan contingent on the successful payoff of the Subsidiary Loan ("Success Fee"). After payoff, the Success Fee is based on the lesser of (i) up to 1% of the Subsidiary Loan's original principal balance or
(ii) 50% of the remaining cash flows from the Subsidiary Loan's Pledged Collateral. On December 30, 2004, the Company executed an amendment to the Credit Agreement ("Amendment"). As part of the Amendment, the Company agreed that, in addition to any Success Fees previously paid the Senior Debt Lender, and based on an analysis of the likelihood and timing of the payment of the Success Fees due, a minimum aggregate Success Fees of $2,952,830 would be payable in accordance with the terms of the Credit Agreement for certain Subsidiary Loans entered into with the Senior Debt Lender, prior to December 31, 2003. The Amendment did not change the contingent aspects of the Success Fee including the estimated timing of the payments. The Amendment also provides for a separate fee of approximately $198,000 from certain Tribeca originated loans which is to be paid over 23 months beginning in January 2005 and additionally states that no Success Fees would be due on certain other Subsidiary Loans representing approximately $2.2 million of potential Success Fees. At December 31, 2004, the Company estimated and recorded an asset and concurrent liability in the amount of $2,664,145, which represents the net present value of the minimum aggregate Success Fees based on projections of when the fees would likely become due. The amounts are included in other assets and accounts payable and accrued expenses on the accompanying consolidated balance sheet. The Company amortized $100,000 of Success Fees as additional interest expense in the fourth quarter of 2004. The amortization amount was derived using the straight-lined method based on the estimated weighted average life of the relevant Subsidiary Loans and the related Success Fee payments. The unamortized amount will be re-evaluated each reporting period for changes in assumptions.

As of December 31, 2004 and 2003, the Company had Notes Payable with an aggregate principal balance of $807,718,038 and 427,447,844, respectively. All Notes Payable are secured by an interest in the notes receivable, payments to be received under the notes receivable and the underlying collateral securing the notes receivable. At December 31, 2004, approximately $21,068,027 of the Notes Payable accrues interest at a rate of prime plus a margin of 0% to 1.75%, $785,499,152 accrue interest at the FHLB 30 day LIBOR advance rate plus 3.50%, and $937,848 accrues interest at the FHLB 30 day LIBOR advance rate plus 3.875%. The remaining $213,012 accrues interest at 8.93%.

At December 31, 2004 and 2003, the weighted average interest rate on the Notes Payable was 5.73% and 4.82%, respectively. The above loans also require additional monthly principal reductions based on cash collections received by the Company.

Aggregate contractual maturities of all notes payable at December 31, 2004 are as follows:

2005                                $ 143,684,898
2006                                  135,276,228
2007                                  503,912,998
2008                                   23,873,616
2009                                       51,056
Thereafter                                919,242
                                    -------------

                                    $ 807,718,038
                                    =============

6.    FINANCING AGREEMENTS

      The Company and Tribeca have the following financing agreements:

      Tribeca and the Bank have entered into a warehouse financing agreement, which provides Tribeca with the ability to borrow a maximum of $40,000,000 at a rate equal to the Bank's prime rate or a floor of 5%, if prime is lower than 5%. This credit facility is to be utilized for the purpose of originating mortgage loans. As of December 31, 2004 and 2003, $39,033,806 and $22,646,114, respectively, were outstanding under the warehouse financing agreement and secured by originated loans held for sale. The prime rate at December 31, 2004 was 5.25%.

      The Company and the Bank have entered into a credit facility, which provides the Company with the ability to borrow a maximum of $2,500,000 at a rate equal to the Bank's prime rate plus two percent per annum. The credit facility may be utilized to pay real estate taxes or to purchase the underlying collateral of certain nonperforming real estate secured loans. Principal repayment of each respective advance is due six months from the date of such advance and interest is payable monthly. As of December 31, 2004 and 2003, $419,663 and $569,451, respectively, were outstanding on this credit facility. The credit facility is secured by a first priority security interest in the respective notes receivable, any purchased real estate, payments received under the notes receivable, and collateral securing the notes of certain loan portfolios.

      The Company has entered into a line of credit with another bank, which provides the Company with an unsecured line of credit to borrow a maximum of $150,000 at a rate equal to such bank's prime rate plus one percent per annum. As of December 31, 2004, and 2003, $86,736 and $99,736,
      respectively, were outstanding on this line of credit. The bank's prime rate at December 31, 2004 was 5.25%.

7.    INCOME TAX MATTERS

      The components of the income tax provision for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                        2004            2003            2002
Current provision:
  Federal                           $   4,683,558   $   4,131,000   $   3,317,000
  State and local                       1,305,912       1,036,000       1,043,000
                                    -------------   -------------   -------------

                                        5,989,470       5,167,000       4,360,000
                                    -------------   -------------   -------------

Deferred provision :
  Federal                               1,452,000         422,000         945,000
  State and local                         458,530         106,000         209,000
                                    -------------   -------------   -------------

                                        1,910,530         528,000       1,154,000
                                    -------------   -------------   -------------

Provision                           $   7,900,000   $   5,695,000   $   5,514,000
                                    =============   =============   =============

      The current and deferred income tax provisions include adjustments as a result of the reclassification of certain current and deferred income tax amounts.

      A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate to income before income tax expense) to the provision for income taxes in the accompanying consolidated statements of income for the years ended December 31, 2004, 2003, and 2002 is as follows:

                                                              2004           2003         2002
Tax determined by applying U.S. statutory rate to income   $ 6,092,208   $ 4,546,000   $ 4,262,000
Increase in taxes resulting from:
State and local taxes, net of Federal benefit                1,764,442     1,142,000     1,252,000
Meals and entertainment                                         43,350         7,000             -
                                                           -----------   -----------   -----------
                                                           $ 7,900,000   $ 5,695,000   $ 5,514,000
                                                           ===========   ===========   ===========

      The tax effects of temporary differences that give rise to significant components of deferred tax assets and deferred tax liabilities at December 31, 2004, and 2003 are presented below:

Deferred liabilities:
  Purchase discount                     $   1,690,175   $    926,596
  Deferred cost                             1,433,690        384,493
                                        -------------   ------------

           Deferred tax liabilities     $   3,123,865   $  1,311,089
                                        =============   ============

Deferred tax assets:
  Inventory, repossessed collateral     $     583,644   $    681,398
                                        -------------   ------------

           Deferred tax assets          $     583,644   $    681,398
                                        =============   ============

           Net deferred tax liability   $   2,540,221   $    629,691
                                        =============   ============

      The Company has not recorded a valuation allowance, as the Company has determined that it is more likely than not that all of the deferred tax assets will be realized.

8.    STOCK OPTION PLAN

      During 1996, the Company adopted an incentive stock option plan for certain of its officers and directors. Under the terms of the Plan, as amended, options to purchase an aggregate of up to 1,600,000 shares of the Company's common stock may be granted. Generally, each option has an exercise price at least equal to the market price of the common stock at the time the option is granted. Options become exercisable at various times after the date granted and unless otherwise provided in the applicable option agreements, expire ten years after the date granted.

      The Company granted 15,000 options to five members of the Board of Directors at market price in May 2004; these options are granted to each board member annually as compensation. In August 2004 5,000 options were also issued to a member of the Company's management team. On December 29, 2004 the Company also granted 26,500 options to certain members of the Board of Directors that represented vested options earned by the directors in prior years but through an oversight were never issued. The weighted average fair value per share of options granted during the year was $5.10. The fair value of the options granted was estimated using the Black-Scholes option-pricing model.

      The Company granted 39,000 options to five members of the Board of Directors during 2003. The weighted average fair value per share of options granted during the year was $2.41. The fair value of the options granted was estimated using the Black-Scholes option-pricing model.

Transactions in stock options under the plan are summarized as follows:

                                                     2004                   2003                   2002
                                                     ----                   ----                   ----

                                                         WEIGHTED               WEIGHTED              WEIGHTED
                                                          AVERAGE                AVERAGE               AVERAGE
                                              SHARES     EXERCISE    SHARES     EXERCISE    SHARES    EXERCISE
                                             ---------   --------   ---------   --------   --------   --------
OUTSTANDING OPTIONS AT THE
BEGINNING OF YEAR                            1,017,500   $   0.95     978,500   $   0.90    712,500   $   1.00
OPTIONS GRANTED                                 46,500   $   2.24      39,000   $   2.25    396,000   $   0.75
OPTIONS CANCELLED                             (228,000)  $   0.75                          (130,000)  $   1.00
OPTIONS EXERCISED                              (25,000)  $   0.75

OUTSTANDING OPTIONS AT THE END OF THE YEAR     811,000   $   1.04   1,017,500   $   0.95    978,500   $   0.90

Options outstanding at December 31,

                                         NUMBER
RANGE OF EXERCISE PRICE OF OPTIONS:    OUTSTANDING
               $0.75                     566,000
               $0.85                      20,000
               $1.04                       6,000
               $1.15                      25,000
               $1.56                     155,000
               $2.25                      19,000
               $3.55                      15,000
               $5.50                       5,000
                                         -------
           TOTAL OPTIONS                 811,000
                                         =======

The company has the following warrants outstanding at December 31, 2004:

                                         NUMBER
RANGE OF EXERCISE PRICE OF WARRANTS:   OUTSTANDING
                 $ 5.00                  10,000
                 $ 1.56                  87,000
                                         ------
TOTAL WARRANTS OUTSTANDING               97,000
                                         ======

9.    OPERATING SEGMENTS

      The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires performing, nonperforming, nonconforming and sub performing notes receivable and promissory notes from financial institutions, mortgage and finance companies, and services and collects such notes receivable through enforcement of original note terms, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage-banking segment originates or purchases for sale and investment purposes residential mortgage loans to individuals whose credit histories, income and other factors cause them to be classified as sub-prime borrowers.

      The Company's management evaluates the performance of each segment based on profit or loss from operations before unusual and extraordinary items and income taxes.

PORTFOLIO ASSET ACQUISITION AND RESOLUTION OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31:

                                                          2004           2003           2002
                                                       ------------   ------------   ------------
REVENUES:
  Interest income                                      $ 52,889,964   $ 39,472,458   $ 33,435,447
  Purchase discount earned                                8,637,055      4,912,686      3,841,927
  Gain on sale of notes receivable                        1,701,113      1,118,239        139,519
  Gain on sale of other real estate owned                   448,805        995,899        796,562
  Rental income                                              42,300        113,255        152,965
  Other                                                   4,512,999      3,567,165      2,402,977
                                                       ------------   ------------   ------------

                                                         68,232,236     50,179,702     40,769,397
                                                       ------------   ------------   ------------
OPERATING EXPENSES:
  Interest expense                                       29,571,575     20,069,282     17,423,341
  Collection, general and administrative                 18,377,783     13,741,836     10,646,814
  Recovery of a special charge                                    -              -     (1,662,598)
  Provision for loan losses                               3,369,803      3,100,524      2,612,361
  Amortization of deferred financing costs                2,426,826      1,851,339      1,095,529
  Depreciation                                              380,547        428,906        279,616
                                                       ------------   ------------   ------------

                                                         54,126,534     39,191,887     30,395,063
                                                       ------------   ------------   ------------

INCOME  BEFORE PROVISION FOR INCOME
  TAXES                                                $ 14,105,702   $ 10,987,815   $ 10,374,334
                                                       ============   ============   ============

MORTGAGE BANKING OPERATING FOR THE YEARS ENDED DECEMBER 31,:

                                                                     2004             2003             2002
                                                                  ------------     ------------     ------------
REVENUES:

  Interest income                                                 $  6,591,458     $  3,227,252     $  3,293,289
  Purchase discount earned                                             597,841          241,915                -
  Gain on sale of loans held for sale                                3,689,616        3,236,616        2,259,979
  Gain on sale of other real estate owned                               93,397           31,231                -
  Other                                                              1,280,467          649,843          519,772
                                                                  ------------     ------------     ------------
                                                                    12,252,779        7,386,857        6,073,040
                                                                  ------------     ------------     ------------

OPERATING EXPENSES:

  Interest expense                                                   3,223,772        1,603,711        1,704,372
  Collection, general and administrative                             4,941,300        4,122,950        2,235,321
  Provision for loan loss                                              335,530           63,579          101,503
  Amortization of deferred financing costs                             334,651          127,869          168,583
  Depreciation                                                         114,342           76,106           60,145
                                                                  ------------     ------------     ------------
                                                                     8,949,595        5,994,215        4,269,924
                                                                  ------------     ------------     ------------

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                           $  3,303,184     $  1,392,642     $  1,803,116
                                                                  ============     ============     ============
OTHER SELECTED SEGMENT RESULTS

CONSOLIDATED ASSETS:

  Portfolio asset acquisition and resolution                      $754,234,144     $428,436,923     $400,088,702
  Mortgage banking                                                 137,276,610       48,296,423       24,330,332
                                                                  ------------     ------------     ------------

Consolidated assets                                               $891,510,754     $476,733,346     $424,419,034
                                                                  ============     ============     ============

TOTAL ADDITIONS TO BULIDING, FURNITURE
AND FIXTURES:

   Portfolio asset acquisition and resolution                     $    372,011     $    503,221     $    253,140
   Mortgage banking                                                    155,574          147,637           42,314
                                                                  ------------     ------------     ------------
   Consolidated additions to building,
   furniture and fixtures                                         $    527,585     $    650,858     $    295,455
                                                                  ============     ============     ============

CONSOLIDATED REVENUE:

   Portfolio asset acquisition and resolution                     $ 68,232,236     $ 50,179,702     $ 40,769,397
   Mortgage banking                                                 12,252,779        7,386,857        6,073,040
                                                                  ------------     ------------     ------------
   Consolidated Revenue                                           $ 80,485,015     $ 57,566,559     $ 46,842,437
                                                                  ============     ============     ============

CONSOLIDATED NET INCOME :

    Portfolio asset acquisition and resolution                    $  7,721,435     $  5,933,419     $  5,671,774
    Mortgage banking                                                 1,784,875          752,038          991,676
                                                                  ------------     ------------     ------------
    Consolidated Net Income                                       $  9,506,310     $  6,685,457     $  6,663,450
                                                                  ============     ============     ============

10. CERTAIN CONCENTRATIONS

   The following table summarizes geographic locations of mortgage loans held as of December 31, 2004:

                               PERCENTAGE OF TOTAL
LOCATION                        PRINCIPAL BALANCE
--------                       -------------------
Ohio                                 9.08%
New York                             7.46%
California                           7.41%
Florida                              7.39%
Georgia                              5.22%
New Jersey                           5.16%
Michigan                             4.37%
Pennsylvania                         4.36%
North Carolina                       4.20
Texas                                4.14%
All Others                          41.21%
                                    -----
                                   100.00%
                                    =====

Such real estate mortgage loans held are collateralized by real estate with a concentration in these regions. Accordingly, the collateral value of a substantial portion of the Company's real estate mortgage loans held and real estate acquired through foreclosure is susceptible to changes in market conditions in these regions. In the event of sustained adverse economic conditions, it is possible that the Company could experience a negative impact in its ability to collect on existing real estate mortgage loans held, or liquidate foreclosed assets in these regions, which could impact the Company's related loan loss estimates.

Financing - Substantially all of the Company's existing debt and available credit facilities are with one financial institution. The Company's purchases of new portfolios and financing of its mortgage banking operations are contingent upon the continued availability of these credit facilities.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases - Certain secondary office and file space is leased under operating leases. The combined future minimum lease payments at December 31, 2004 are as follows:

YEAR ENDED             AMOUNT
----------           ----------
      2005           $  760,447
      2006            1,332,493
      2007            1,353,637
      2008            1,203,783
      2009              935,767
      THEREAFTER      3,672,854
                     ----------
                     $9,258,981
                     ==========

YEAR ENDED         AMOUNT
----------       ----------
2005             $ 173,332
2006               160,733
2007               101,042
2008                83,091
2009                53,992
                 ---------
                 $ 572,190
                 =========

      Legal Actions - The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's financial statements.

      During 2003, the Company sold $2,730,605 of loans to one investor and retained the servicing rights. SFAS 140 requires that entities that acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained must allocate the total costs of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair values. The amount attributable to the servicing assets was determined to be $20,480 and was capitalized as a servicing asset in other assets in the consolidated balance sheet. During 2004, a significant portion of the serviced portfolio paid off and the Company judged the servicing asset to be immaterial, and wrote off the remaining balance.

      As of December 31, 2004 the unpaid balances of mortgage loans being serviced by the Company for others were $1,128,460. Mortgage loans serviced for others are not included in the Company's consolidated balance sheet.

12.   RELATED PARTY TRANSACTIONS

      In 1998, Mr. Axon, the Company's Chairman, purchased from the Company, a Florida condominium unit subject to considerable title defects, held by the Company in its OREO available for sale. The consideration included forgiveness of $ 184,335 of indebtedness of the Company to an affiliated

      Company and issuance by Mr. Axon of a note to the Company in the amount of $234,165. The note bore interest at a rate of 8% per annum, was secured by the condominium property, and was due June 1, 2001. During 2001, the parties agreed to extend the note until December 31, 2003 and it has since been repaid.

      During 2000, Mr. Axon purchased from the Company a New York condominium held by the Company in its OREO. The consideration included the issuance by Mr. Axon of a note to the Company in the amount of $165,000. The note bore interest at a rate of 8% per annum, was secured by the condominium property, and was due January 30, 2004. The note has since been repaid.

      On March 31, 1999, Mr. Steven W. Lefkowitz, a board member, purchased from the Company without recourse a delinquent non-performing note receivable held by the Company. The consideration given included a note for $270,000 payable to the Company. The note bore interest at a rate of 8% per annum, payable monthly, and was secured by a mortgage on real estate. The note has since been repaid.

      The Company currently leases approximately 2,500 square feet of office space on the fifth floor at Six Harrison Street in New York, New York, from RMTS Associates, LLC, of which Mr. Axon owns 80%. Pursuant to the lease, the Company paid RMTS rent of approximately $50,500 in 2003 and $51,500 in 2004.

      The Company currently subleases approximately 7,400 square feet of office space at 185 Franklin Street in New York, New York from 185 Franklin Street Development Associates, a limited partnership, of which 185 Franklin Street Development Corp., which is wholly-owned by Mr. Axon, is the general partner. Pursuant to the sublease, the Company paid 185 Franklin Street Development Associates rent of $11,575 per month in 2003 and $11,500 per month in 2004.

13.   SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

      The table below sets forth selected unaudited financial information for each calendar quarter of each the years ended December 31, 2004 and 2003.

                               1ST QUARTER     2ND QUARTER     3RD QUARTER     4TH QUARTER
2004

Revenue                        $15,059,765     $15,787,166     $21,965,456     $27,672,629
Operating expenses              11,361,416      12,737,201      17,345,667      21,634,420
                               -----------     -----------     -----------     -----------
Income before income taxes     $ 3,698,349     $ 3,049,965     $ 4,619,789     $ 6,038,209
                               -----------     -----------     -----------     -----------

Provision for Income taxes       1,665,000       1,409,000       2,102,004       2,723,996
                               -----------     -----------     -----------     -----------

Net Income                     $ 2,033,349     $ 1,640,965     $ 2,517,785     $ 3,314,213
                               ===========     ===========     ===========     ===========
Income per common share
     Basic                     $      0.34     $      0.28     $      0.43     $      0.53
                               ===========     ===========     ===========     ===========
     Diluted                   $      0.30     $      0.25     $      0.37     $      0.48
                               ===========     ===========     ===========     ===========

                               1ST QUARTER     2ND QUARTER     3RD QUARTER      4TH QUARTER
2003

Revenue                        $13,939,228     $13,957,953     $14,057,724     $15,611,654
Operating expenses              10,517,883      11,246,377      11,386,400      12,035,442
                               -----------     -----------     -----------     -----------
Income before income taxes     $ 3,421,345     $ 2,711,576     $ 2,671,324     $ 3,576,212
                               -----------     -----------     -----------     -----------

Provision for Income taxes       1,573,800       1,282,500       1,215,900       1,622,800
                               -----------     -----------     -----------     -----------

Net Income                     $ 1,847,545     $ 1,429,076     $ 1,455,424     $ 1,953,412
                               ===========     ===========     ===========     ===========
Income per common share
     Basic                     $      0.31     $      0.24     $      0.25     $      0.33
                               ===========     ===========     ===========     ===========
     Diluted                   $      0.30     $      0.22     $      0.22     $      0.30
                               ===========     ===========     ===========     ===========

14. SUBSEQUENT EVENTS

On March 4, 2005, the Company entered into a sublease agreement with Lehman Brothers Holdings Inc. to sublease approximately 33,866 square feet of space at 101 Hudson Street, Jersey City, New Jersey for use as executive and administrative offices. We currently expect the term of the sublease, which is subject to certain conditions, to commence by April 1, 2005. The term of the sublease is through December 30, 2010.

We are negotiating with certain of our landlords regarding the cost of terminating certain of our current leases in New York.