Form 10-Q
period 2005-03-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2005-05-16
CIK 831246

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31,2005

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

As of May 16, 2005 the issuer had 6,102,295 of shares of Common Stock, par value $0.01 per share, outstanding.

================================================================================

                     FRANKLIN CREDIT MANAGEMENT CORPORATION

                                    FORM 10-Q

                                      INDEX

                                 C O N T E N T S

PART I. FINANCIAL INFORMATION                                                                     Page
                                                                                                  ----

Item 1. Financial Statements (unaudited)

             Consolidated Balance Sheets at March 31, 2005 and
             December 31, 2004                                                                       3

             Consolidated Statements of Income for the three months ended
             March 31, 2005 and March 31, 2004                                                       4

             Consolidated Statement of Changes in Stockholders' Equity for the three months ended
             March 31, 2005                                                                          5

             Consolidated Statements of Cash Flows for the three months ended
             March 31, 2005 and March 31, 2004                                                       6

             Notes to Consolidated Financial Statements                                           7-14

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                                    15-24

Item 3. Quantitative and Qualitative Disclosures about Market Risk                               24-25

Item 4. Controls and Procedures                                                                     26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                           26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                 26

Item 3. Defaults Upon Senior Securities                                                             26

Item 4. Submission of Matters to a Vote of Security Holders                                         26

Item 5. Other Information                                                                        26-28

Item 6. Exhibits and Reports on Form 8-K                                                            28

SIGNATURES                                                                                          29

CERTIFICATIONS                                                                                   30-33

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------

ASSETS                                                                         March 31, 2005   December 31, 2004

CASH AND CASH EQUIVALENTS                                                       $  24,333,579    $  19,519,659

RESTRICTED CASH                                                                       143,831          128,612

NOTES RECEIVABLE:
  Principal                                                                       837,706,645      811,885,856
  Purchase discount                                                               (29,388,621)     (32,293,669)
  Allowance for loan losses                                                       (83,919,665)     (89,628,299)
                                                                                -------------    -------------

           Net notes receivable                                                   724,398,359      689,963,888

ORIGINATED LOANS HELD FOR SALE                                                     17,666,811       16,851,041

ORIGINATED LOANS HELD FOR INVESTMENT                                              171,237,420      110,496,274

ACCRUED INTEREST RECEIVABLE                                                         9,949,260        8,506,252

OTHER REAL ESTATE OWNED                                                            21,492,219       20,626,156

OTHER RECEIVABLES                                                                   7,102,014        5,366,500

DEFERRED TAX ASSET                                                                    301,073          583,644

OTHER ASSETS                                                                        9,422,222       10,577,344

BUILDING, FURNITURE AND EQUIPMENT - Net                                             1,336,823        1,290,442

DEFERRED FINANCING COSTS- Net                                                       8,726,573        7,600,942
                                                                                -------------    -------------

TOTAL ASSETS                                                                    $ 996,110,184    $ 891,510,754
                                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                         $  11,971,286    $  11,572,764
  FINANCING AGREEMENTS                                                             31,518,801       39,540,205
  NOTES PAYABLE                                                                   916,186,427      807,718,038
  INCOME TAX LIABILITY
      CURRENT                                                                                               --
      DEFERRED                                                                      3,783,964        3,123,865
                                                                                -------------    -------------

           TOTAL LIABILITIES                                                      963,460,478      861,954,872
                                                                                -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value per share; authorized 3,000,000; issued-none
 Common stock, $.01 par value, 22,000,000 authorized shares;
 issued and outstanding: 6,082,295 in 2005 and 6,062,295 in 2004                       60,823           60,623
 Additional paid-in capital                                                         7,377,578        7,354,778
 Retained earnings                                                                 25,211,305       22,140,481
                                                                                -------------    -------------

           TOTAL STOCKHOLDERS' EQUITY                                              32,649,706       29,555,882
                                                                                -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 996,110,184    $ 891,510,754
                                                                                =============    =============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
--------------------------------------------------------------------------------

                                                    Three months ended March 31,
                                                         2005           2004

REVENUES:
  Interest income                                      $22,877,198   $10,636,341
  Purchase discount earned                               2,251,481     1,341,397
  Gain on sale of notes receivable                              --       844,902
  Gain on sale of originated loans held for sale           663,704       892,955
  Gain on sale of other real estate owned                  255,981       231,246
  Prepayment penalties and other income                  1,842,916     1,112,924
                                                       -----------   -----------
  Total revenues                                        27,891,280    15,059,765
                                                       -----------   -----------

OPERATING EXPENSES:
  Interest expense                                      13,018,345     5,313,075
  Collection, general and administrative                 7,089,544     4,446,182
  Provision for loan losses                              1,198,218       895,876
  Amortization of deferred financing costs                 692,987       592,901
  Depreciation                                             205,474       113,382
                                                       -----------   -----------
  Total  operating expenses                             22,204,568    11,361,416
                                                       -----------   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                 5,686,712     3,698,349

PROVISION FOR INCOME TAXES                               2,615,888     1,665,000
                                                       -----------   -----------


NET INCOME                                             $ 3,070,824   $ 2,033,349
                                                       ===========   ===========

NET INCOME PER COMMON SHARE:
  Basic                                                $      0.51   $      0.34
                                                       ===========   ===========

  Diluted                                              $      0.45   $      0.30
                                                       ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
Basic                                                    6,072,295     5,916,527
                                                       ===========   ===========
Diluted                                                  6,870,616     6,690,627
                                                       ===========   ===========

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2005 (Unaudited)
--------------------------------------------------------------------------------

                                              Common Stock               Additional
                                       ---------------------------        Paid-In           Retained
                                          Shares        Amount            Capital           Earnings            Total
--------------------------------------------------------------------------------------------------------------------------
January 1, 2005                            6,062,295      $60,623         $7,354,778       $22,140,481        $29,555,882
     Exercise of options                      20,000          200             22,800                               23,000

     Net income                                                                              3,070,824          3,070,824

                                       -----------------------------------------------------------------------------------
March 31, 2005                             6,082,295      $60,823         $7,377,578       $25,211,305        $32,649,706

                                       ===================================================================================

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                                  Three Months Ended March 31,
                                                                                     2005              2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $   3,070,824    $   2,033,349
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Gain on sale of notes receivable                                                        --         (844,902)
    Gain on sale of other real estate owned                                           (255,981)        (231,246)
    Gain on sale of originated loans held for sale                                    (663,704)        (892,955)
    Depreciation                                                                       205,474          113,382
    Amortization of deferred financing costs                                           692,987          592,901
    Origination of loans held for sale                                             (14,269,650)     (33,358,278)
    Proceeds from the sale of and principal collections on loans held for sale      14,117,584       20,639,137
    Purchase discount earned                                                        (2,251,481)      (1,341,397)
    Provision for loan losses                                                        1,198,218          895,876
    Changes in operating assets and liabilities:
      Accrued interest receivable                                                   (1,443,008)          81,360
      Other receivables                                                             (1,735,514)          66,662
      Deferred income tax asset                                                        282,571          198,829
      Other assets                                                                   1,155,122         (277,251)
      Current income tax liability                                                                      265,565
      Deferred income tax liability                                                    660,099          545,643
      Accounts payable and accrued expenses                                            398,522         (302,627)
                                                                                 -------------    -------------
           Net cash provided by /(used) in operating activities                      1,162,063      (11,815,952)
                                                                                 -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in restricted cash                                                          (15,219)         (15,484)
  Purchase of notes receivable                                                     (98,522,946)     (38,432,630)
  Principal collections on notes receivable                                         57,046,430       40,504,391
  Principal collections on loans held for investment                                12,394,909        3,933,731
  Originations of loans held for investment-net                                    (73,463,873)              --
  Acquisition and loan fees                                                         (1,040,368)        (449,595)
  Proceeds from sale of other real estate owned                                      7,034,795        4,955,454
  Proceeds from sale of notes receivable                                                    --        6,556,853
  Purchase of building, furniture and equipment                                       (251,856)         (73,481)
                                                                                 -------------    -------------
           Net cash (used in)/ provided by investing activities                    (96,818,128)      16,979,239
                                                                                 -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                      183,247,345       49,771,473
  Principal payments of notes payable                                              (74,778,956)     (60,395,200)
  Proceeds from financing agreements                                                87,195,847       34,052,232
  Principal payments of financing agreements                                       (95,217,251)     (27,681,774)
  Exercise of options                                                                   23,000               --
                                                                                 -------------    -------------
           Net cash provided by/ (used in) financing activities                    100,469,985       (4,253,269)
                                                                                 -------------    -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              4,813,920          910,018

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      19,519,659       14,418,876
                                                                                 -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  24,333,579    $  15,328,894
                                                                                 =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments for interest                                                       $  12,654,694    $   5,436,345
                                                                                 =============    =============
Cash payments for taxes                                                          $     228,872    $     636,800
                                                                                 =============    =============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1. Organizations and Business.

      We are a specialty consumer finance company primarily engaged in two related lines of business, the acquisition, servicing and resolution of performing and nonperforming residential mortgage loans and the origination of non-prime mortgage loans for our portfolio and for sale into the secondary market. We focus on acquiring and originating loans that involve an elevated credit risk as a result of the nature or absence of income documentation, limited credit histories, high levels of consumer debt or past credit difficulties. We typically purchase loan portfolios at a discount and originate loans with interest rates and fees calculated to provide us with a rate of return adjusted to reflect the elevated credit risk inherent in these types of loans. We originate non-prime loans through our wholly-owned subsidiary, Tribeca Lending Corp. We generally hold for investment the loans we acquire and a significant portion of the loans we originate.

From inception through March 31, 2005, we had purchased and originated in excess of $2.4 billion in mortgage loans. As of March 31, 2005, we had total assets of $996.1 million face value, our portfolios of notes receivable and loans held for investment and sale, net, totaled $913.3 million, and our stockholders' equity was $32.6 million.

      Loan Acquisitions

      Since commencing operations in 1989, we have become a nationally recognized buyer of portfolios of residential mortgage loans from a variety of financial institutions in the United States, including mortgage banks, commercial banks and thrifts, other traditional financial institutions and other specialty finance companies. These portfolios generally consist of one or more of the following types of mortgage loans which we sometimes refer to collectively as scratch and dent, or S&D loans:

      performing loans - loans that are contractually current, although they may have been delinquent in the past.

      reperforming loans - loans that are not contractually current but that have made regular payments recently, and there is a good possibility they will become current and/or be paid off in full.

      nonperforming loans - loans that are seriously delinquent, generally not expected to cure, and for which the primary avenue of recovery is through the sale of the property securing the loan.

We have developed a specialized expertise at risk-based pricing, credit evaluation and loan servicing that allows us to effectively evaluate and manage the potentially higher risks associated with this segment of the residential mortgage industry, including the rehabilitation or resolution of nonperforming or reperforming loans.

We refer to the loans we acquire as "notes receivable." In 2004, we purchased notes receivable with an aggregate unpaid principal balance of $652 million at an aggregate price equal to 84% of the face amount of the notes. These purchases included our largest portfolio acquisition to date, which was comprised of loans with an unpaid principal amount of approximately $310 million. During the first quarter of 2005, we purchased $111.8 million of notes receivable at an aggregated price of 88% of the face value.

      Loan Originations

      We conduct our loan origination business through our wholly owned subsidiary, Tribeca Lending Corp., or Tribeca, which we formed in 1997 in order to leverage our experience in evaluating and managing scratch and dent residential mortgage loans and our loan servicing capabilities. We originate primarily non-prime residential mortgage loans to individuals whose documentation, credit histories, income and other factors cause them to be classified as non-prime borrowers and to whom, as a result, conventional mortgage lenders will often not make loans. Our loans carry interest rates that are typically significantly higher than those of prime loans. We have chosen to focus our marketing efforts on this segment of the residential mortgage market in order to capitalize on the knowledge we have developed through our extensive experience in acquiring and servicing scratch and dent loans. Our infrastructure is well-suited for the more intensive monitoring and servicing associated with these types of loans due to our experience with servicing purchased loans with similar characteristics.

In 2004, we originated $200 million in non-prime mortgage loans, 27% of which were adjustable rate mortgages. We originated approximately 65% of our mortgage loans on a retail basis and the remainder through our network of mortgage brokers. During the first quarter of 2005, the Company originated $87.9 million in non-prime mortgage loans. We hold the mortgages we originate for our portfolio or sell them for cash in the whole loan market, depending on market conditions and our own portfolio goals.

      Loan Servicing

      Because we expect to experience above average delinquencies, defaults and erratic payment patterns on the loans we purchase and originate, we believe our ability to service our loans internally and our focus on collection, default management and loss mitigation are key elements of our success. In general, after we acquire or originate loans our servicing department seeks to ensure that the loans are repaid in accordance with their terms or according to amended repayment terms negotiated with the borrowers.

The condensed consolidated financial statements (unaudited) should be read in conjunction with our Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Business Segments- The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires performing, reperforming or nonperforming notes receivable and promissory notes from financial institutions, mortgage and finance companies, and services and collects such notes receivable through enforcement of terms of the original note, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage-banking segment originates or purchases, sub prime residential mortgage loans from individuals whose credit histories, income and other factors cause them to be classified as nonconforming borrowers.

      The Company's management evaluates the performance of each segment based on profit or loss from operations before unusual and extraordinary items and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. [OBJECT OMITTED]

                                                Three Months Ended March 31,
                                                    2005          2004

CONSOLIDATED REVENUE
   Portfolio asset acquisition and resolution    $22,477,726   $12,797,836
   Mortgage banking                                5,413,554     2,261,929
                                                 -----------   -----------
 Consolidated Revenue                            $27,891,280   $15,059,765
                                                 ===========   ===========

CONSOLIDATED  INCOME BEFORE INCOME TAXES
    Portfolio asset acquisition and resolution   $ 4,214,686   $ 3,271,347
    Mortgage banking                               1,472,026       427,002
                                                 -----------   -----------
  Consolidated  Income before income taxes       $ 5,686,712   $ 3,698,349
                                                 ===========   ===========

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates of the Company are allowance for loan losses and purchase discount. The Company's estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility and credit exposure. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions may occur which could cause actual results to differ materially.

Reclassification- Certain prior year quarterly amounts have been reclassified to conform to current quarterly presentation.

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

Earnings per share - Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, including the dilutive effect, if any, of outstanding stock options and warrants, calculated under the treasury stock method.

Cash and Cash Equivalents - Cash and cash equivalents includes cash and investments with original maturities of three months or less, with the exception of restricted cash. The Company maintains accounts at banks, which at times may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

Notes Receivable and Income Recognition - The notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions, mortgage banks and finance companies. Such notes receivable are performing, reperforming or nonperforming at the time of purchase and are usually purchased at a discount from the principal balance remaining. Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. Notes purchased after December 31, 2004, under SOP No.03-3 are stated at amortized cost. The Company has the ability and intent to hold these notes until maturity, payoff or liquidation of the collateral. Impaired notes receivable are measured based on the present value of expected future cash flows discounted at the note's effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is collateral dependent. The Company periodically evaluates the collectability of both interest and principal of its notes receivable to determine whether they are impaired. A note receivable is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement.

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

Discounts on Acquired Loans

Effective January 1, 2005, as a result of the required adoption of AICPA Statement of Position SOP No. 03-3, "Accounting for Certain Loans of Debt Securities Acquired in a Transfer", the Company is required to change its accounting as it relates to loans which are acquired subsequent to December 31, 2004, and which have evidence of deterioration of credit quality since origination and, for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments. For such loans, the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated at the time of acquisition is not accreted into income (nonaccretable discount). The remaining amount, representing the excess of the loan's estimated cash flows over the purchase price, is accreted into income over the life of the loan (accretable discount).

      For all other loans acquired subsequent to December 31, 2004, the discount, which represents the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price is accreted into purchase discount using the interest method over the term of the loans and is not accreted on nonperforming loans. This is consistent with the method the Company utilizes for its accounting for loans purchased prior to January 1, 2005, except an allowance allocation was also made at the time of acquisition. The Company no longer increases the allowance through allocations from purchase discount for loans acquired after December 31, 2004.

There is judgment involved in estimating the amount of the Company's future cash flows. The amount and timing of actual cash flows could differ materially from management's estimates, which could materially affect the Company's financial condition and results of operations. Depending on the timing of an acquisition, a preliminary allocation may be utilized until a final allocation is established. Generally, the allocation will be finalized no later than ninety days from the date of purchase.

The nonaccretable discount is not accreted into income until it is determined that the amount and timing of the related cash flows are reasonably estimable and collection is probable. If cash flows cannot be reasonably estimated for any loan, and collection is not probable, the cost recovery method of accounting is used. Under the cost recovery method, any amounts received are applied against the recorded amount of the loan.

Subsequent to acquisition, if cash flow projections improve, and it is determined that the amount and timing of the cash flows related to the nonaccretable discount are reasonably estimable and collection is probable, the corresponding decrease in the nonaccretable discount is transferred to the accretable discount and is accreted into interest income over the remaining life of the loan on the interest method. If cash flow projections deteriorate subsequent to acquisition, the decline is accounted for through the allowance for loan losses. The application of the requirement of SOP 03-3 did not have a material effect on the Company's consolidated financial statements during the three months ended March 31, 2005.

Allowance for Loan Losses - The Company performs reviews of its loan portfolio upon purchase, at loan boarding, and on a frequent basis thereafter to segment impaired loans under Statement of Financial Accounting Standards ("SFAS") No.
114. A loan is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement. An allowance for loan losses is estimated based on the Company's impairment analysis. Management's judgment in determining the adequacy of the allowance for loan losses is based on the evaluation of individual loans within the portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral when considered necessary. Management believes that the allowance for loan losses is adequate. The allowance for loan losses is a material estimate, which could change significantly, in the near term.

Effective January 1, 2005, and as a result of the required adoption of SOP No. 03-3, additions to the valuation allowances relating to newly acquired loans reflect only those losses incurred by the Company subsequent to acquisition. The Company no longer increases the allowances through allocations from purchase discount. Additionally, general risk allocations are no longer applied to loans purchased subsequent to December 31, 2004. Consequently, the allowance for loan losses has declined since the adoption of SOP No. 03-3, and it is anticipated that the allowance will continue to decline as credits for loan losses may continue to be recorded if loans pay off and allowance related to these loans are not required or additions due to loan impairment are not required.

Originated Loans Held for Sale - The loans held for sale consists primarily of secured real estate first and second mortgages originated by the Company. Such loans held for sale are principally performing and are carried at the lower of cost or market. The Company records a sale upon settlement and when the title transfers to the buyer. The gain or loss on sale is recorded as the difference between the carrying amount of the loan and the proceeds from sale on a loan-by-loan basis.

Originated Loans Held for Investment - Originated loans held for investment consists primarily of secured real estate first and second mortgages originated by the Company. Such loans are principally performing and are carried at the amortized cost of the loan.

Other Real Estate Owned - Other real estate owned ("OREO") consists of properties acquired through, or in lieu of, foreclosure or other proceedings and are held for sale and carried at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value, less cost to sell, at the time of acquisition is charged to purchase discount. Subsequent write-downs are charged to operations based upon management's continuing assessment of the fair value of the underlying collateral. Property is evaluated periodically to ensure that the recorded amount is supported by current fair values and write downs are recorded as necessary to reduce the carrying amount to fair value less estimated cost to sell. Revenue and expenses from the operation of OREO and changes in the valuation allowance are included in operations. Direct costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs related to holding the property are expensed. Gains or losses are included in operations upon disposition.

Building, Furniture and Equipment - Building, furniture and equipment is recorded at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Maintenance and repairs are expensed as incurred.

Deferred Financing Costs - Deferred financing costs include origination fees incurred in connection with obtaining financing, which are deferred and amortized over the terms of the related loans.

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

Prepayments and other income - Prepayments and other income consists of prepayment penalties on mortgage loans paid off, application fees on originated loans, late charges, and other miscellaneous income. Such income is recognized on a cash basis.

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

a. Cash and Cash Equivalents, Restricted Cash, Accrued Interest Receivable, Other Receivables and Accrued Interest Payable - The carrying values reported in the consolidated balance sheets are a reasonable estimate of fair value.

b. Notes Receivable - Fair value of the net notes receivable portfolio is estimated by discounting the estimated future cash flows using the interest method. The fair value of notes receivable at March 31, 2005 and December 31, 2004 was equivalent to their carrying value of $724,398,359 and $689,963,888, respectively.

c. Loans held for Investment, Loans held for sale- the carrying values reported in the consolidated balance sheets are a reasonable estimate of fair value.

d. Short-Term Borrowings - The interest rates on financing agreements and other short-term borrowings reset on a monthly basis; therefore, the carrying amounts of these liabilities approximate their fair value. The fair value at March 31, 2005 and December 31, 2004 was $31,518,801 and $39,540,205, respectively.

e. Long-Term Debt - The interest rates on the Company's long-term debt (notes payable) are variable rates that reset monthly; therefore, the carrying value reported in the balance sheet approximates fair value at $916,186,427 and $807,718,038 at March 31, 2005 and December 31, 2004,
      respectively.


Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income during the quarter, presented; therefore net income was the same as its comprehensive income.

Accounting for Stock Options- We have adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure effective December 2002. SFAS 148 amends SFAS Statement 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of Accounting Principles Board Opinion Number 25, "Accounting for stock Issued to Employees," and related interpretations, with regard to the measurement of compensation cost for options granted under our Stock Option Plans. SFAS No. 123 and APB Opinion No. 25 require only that the expense relating to employee stock options be disclosed in the footnotes to the consolidated financial statements.

The "Stock Incentive Plan" is accounted for under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees and related interpretations. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards:

                                                       3/31/2005     3/31/2004

Net income - as reported                              $3,070,824    $2,033,349
Stock based compensation expense actual
Stock based compensation expense
determined under fair value method, net
of related tax effects                                $   (4,442)   $   (7,125)

Net income - pro forma                                $3,066,382    $2,026,224
                                                      ==========    ==========

Earnings per share:
Net income  per common share - basic - as reported    $     0.51    $     0.34
Net income per common share - basic - pro forma       $     0.50    $     0.34
Net income per common share - diluted - as reported   $     0.45    $     0.30
Net income per common share - diluted - pro forma     $     0.45    $     0.30

There were no options granted during the three months ended March 31, 2005 and 2004.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), a revision of FASB No. 123, "Accounting for Stock-Based Compensation. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transaction, including employee stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, be recognized as an expense in the Company's consolidated financial statements. Under SFAS No. 123(R), the related compensation cost will be measured based on the fair value of the award at the time of grant.

SFAS No. 123(R) is effective for the first interim or annual reporting period that begins after December 15, 2005 and will replace SFAS No. 123 and supersede APB Opinion No. 25 at that time. Accordingly, the Company will adopt SFAS No. 123(R) on December 31,, 2005. The Company is currently evaluating the prospective effect of SFAS No. 123(R) on its results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Safe Harbor Statement. Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in forward-looking statements made by the Company. These factors include, but are not limited to: (i) unanticipated changes in the U.S economy, including changes in business conditions such as interest rates, and changes in the level of growth in the finance and housing markets; (ii) the status of relations between the Company and a bank as its "Senior Debt Lender" and the Senior Debt Lender's willingness to extend additional credit to the Company; (iii) the availability for purchase of additional loans; (iv) the status of relations between the Company and its sources for loan purchases; (v) unanticipated difficulties in collections under loans in the Company's portfolio; and (vi) other risks detailed from time to time in the Company's SEC reports. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company's filings with the Securities and Exchange Commission, including, but not limited to, those factors discussed under the caption "Real Estate Risk" in the Company's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as other wise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Net income totaled $3.1 million for the first quarter of 2005 and $2.0 million for the first quarter 2004. Earnings per common share for 2005 was $.45 on a diluted basis and $.51 on a basic basis, compared to $.30 and $.34 for 2004, respectively. Our first quarter revenues increased by 85% to $27.9 million, from last years first quarter revenues of $15.1 million. Net income increased 51% to $3.1 million in the first quarter 2005, from net income of $2.0 million in the first quarter of 2004. The increase in net income was driven largely by the near doubling of net interest income, which was the result of significant additions to the portfolio of notes receivable and loans held for investment during the second half of 2004 and in the first quarter of 2005, from both loan portfolio acquisitions and originated loans. During the first quarter, we closed acquisitions of S&D assets with an aggregate face amount of $111.8 million and we originated over $87.9 million of sub-prime loans. We increased the size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at the end of the first quarter 2005 to $934.8 million from $837.9 million at the end of 2004. Our total debt outstanding, including notes payable and financing agreements, grew to $947.7 million at March 31, 2005 from $847.3 million at the end of 2004. Our weighted average cost of funds during the first quarter 2005 increased to 5.8% from 5.0% during the fourth quarter of 2004.

Critical Accounting Policies. The following management's discussion and analysis of financial condition and results of operations is based on the amounts reported in the Company's consolidated financial statements. In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), management is required to make estimates and assumptions that affect the financial statements and disclosures. These estimates require management's most difficult, complex or subjective judgments. The Company's critical accounting policies are described in its Form 10-K for the year ended December 31, 2004, and have not changed in 2005, except for the adoption of SOP 03-03 as described below; such adoption had no immediate impact on our consolidated statements of income.

Discounts on Acquired Loans- Effective January 1, 2005, as a result of the required adoption of AICPA Statement of Position No. 03-3, Accounting for Certain Loans of Debt Securities Acquired in a Transfer, the Company is required to change its accounting as it relates to loans which are acquired subsequent to December 31, 2004 and which have evidence of deterioration of credit quality since origination and, for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments. For such loans, the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated at the time of acquisition is not accreted into income (nonaccretable discount). The remaining amount, representing the excess of the loan's estimated cash flows over the purchase price, is accreted into income over the life of the loan (accretable discount).

For all other loans acquired subsequent to December 31, 2004, the discount, which represents the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price is accreted into income using the interest method over the term of the loans and is not accreted on non-performing loans. This is consistent with the method the Company utilizes for its accounting for loans purchased prior to January 1, 2005, except an allowance allocation was also made at the time of acquisition. The Company no longer increases the allowance through allocations from purchase discount.

There is judgment involved in estimating the amount of the Company's future cash flows. The amount and timing of actual cash flows could differ materially from management's estimates, which could materially affect the Company's financial condition and results of operations. Depending on the timing of an acquisition, a preliminary allocation may be utilized until a final allocation is established. Generally, the allocation will be finalized no later than ninety days from the date of purchase.

The nonaccretable discount is not accreted into income until it is determined that the amount and timing of the related cash flows are reasonably estimable and collection is probable. If cash flows cannot be reasonably estimated for any loan, and collection is not probable, the cost recovery method of accounting is used. Under the cost recovery method, any amounts received are applied against the recorded amount of the loan.

Subsequent to acquisition, if cash flow projections improve, and it is determined that the amount and timing of the cash flows related to the nonaccretable discount are reasonably estimable and collection is probable, the corresponding decrease in the nonaccretable discount is transferred to the accretable discount and is accreted into interest income over the remaining life of the loan on the interest method. If cash flow projections deteriorate subsequent to acquisition, the decline is accounted for through the allowance for loan losses.

Allowance for Loan Losses - The Company performs reviews of its loan portfolio upon purchase, at loan boarding, and on a frequent basis thereafter to segment impaired loans under Statement of Financial Accounting Standards ("SFAS") No.
114. A loan is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement. An allowance for loan losses is estimated based on the Company's impairment analysis. Management's judgment in determining the adequacy of the allowance for loan losses is based on the evaluation of individual loans within the portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral when considered necessary. Management believes that the allowance for loan losses is adequate. The allowance for loan losses is a material estimate, which could change significantly, in the near term.

Portfolio Activity. We purchased over $111.8 million in loans during the first quarter of 2005 as compared with approximately $47.3 million in loans during the first quarter 2004. The following table sets forth the number of loans, unpaid principal balance at acquisition, purchase price and purchase price as a percentage of unpaid principal balance for the Company's loan acquisitions during the three-month periods ended March 31, 2005 and 2004:

                                                 Three Months ended March 31,
                                                     2005                 2004
                                                     ----                 ----

Number of Loans                                     4,116                1,655
Unpaid Principal Balance at Acquisition     $ 111,775,289         $ 47,282,162
Purchase Price                              $  98,522,946         $ 38,432,630
Purchase Price Percentage                             88%                  81%

During the first quarter of 2004, we also purchased a pool of $4.1 million of non-performing credit card assets for an aggregate purchase price of approximately $.3 million.

Loan Origination Activity -Loan originations increased 164% to $87.9 million for the three months ended March 31, 2005 as compared to the same period last year. The increase in volume reflects growth due to the success or our Liberty loan product. The following table sets forth the number of loans and original aggregate principal balance of loans originated during the three-month periods ended March 31, 2005 and March 31, 2004:

                                             Three months ended March 31,
                                                    2005              2004
                                                    ----              ----

Number of Loans                                      389               223
Original Principal Balance                  $ 87,924,216      $ 33,358,278
Average Balance of loans originated         $    226,026      $    149,589


During the three months ended March 31, 2005, Tribeca's income before taxes was $1.5 million as compared to $427,000 during the three months ended March 31, 2004. This increase in income reflected the increased volume of loans originated and retained, which increased the portfolio of loans held for investment significantly since March 31, 2004. This increase in loans held for investment resulted in increased net interest income of 226%, to $1.9 million in the first quarter of 2005 as compared to $599,000 for the quarter ended March 31, 2004.

As of March 31, 2005, we had approximately $17.7 million face value of loans held for sale and $171.2 million held for investment, as compared to $16.9 million and $ 110.5 million as of March 31, 2004. The increase in loans held for investment reflects the retention of $60.8 million of loans originated by Tribeca, substantially all of which have adjustable rates.

      Loan Sales of Originated Loans

      In the ordinary course of business, Tribeca typically sells loans on a whole loan servicing released basis, which means that we sell all right, title and interest in and to a loan or pools of loans for cash. The following table sets forth our loans sales of originated loans during the quarters ended March 31, 2005 and March 31, 2004:

                                                  2005                2004
                                                  ----                ----

        Aggregate Face Value                 $13,411,176          $19,301,203
        Number of Loans Sold                          71                  107
        Gain on Sale                         $   663,704          $   892,955
        Gain on Sale/Loans Sold                    4.95%                4.63%

Cost of Funds. As of March 31, 2005, the Company had an aggregate of $916.2 million of senior debt owed to Sky Bank ("our lender"), which was incurred in connection with the purchase of, and is collateralized by, the Company's loan and OREO portfolios. The Company's senior debt incurred after March 1, 2001, accrues interest at the Federal Home Loan Bank of Cincinnati ("FHLB") thirty-day advance rate (the "Index") plus a margin of 3.25%. Senior debt incurred before March 1, 2001 accrues interest at the prime rate plus a margin of between 0% and 1.75%. At March 31, 2005, approximately $18 million the of the senior debt incurred before March 1, 2001 remained outstanding and will continue to accrue interest at the prime rate plus a margin of between 0% and 1.75%. At March 31, 2005, the weighted average interest rate on senior debt was 6.05%.

As of March 31, 2005, we had $31.5 million of debt outstanding under a warehouse line with our lender, which carried an interest rate of prime, for loans originated by our Tribeca subsidiary pending sale to others or transfer to held for investment

Inflation. The impact of inflation on the Company's operations during the periods presented was immaterial.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

      Total revenue, comprised of interest income, purchase discount earned, gains on the sales of notes receivable, gain on sale of originated loans held for sale, gain on sale of OREO, prepayment penalties and other income, increased by $12.8 million or 85%, to $27.9 million during the three months ended March 31, 2005 from $15.0 million during the three months ended March 31, 2004.

      Interest income increased by $12.2 million or 115%, to $22.9 million during the three months ended March 31, 2005 from $10.6 million during the three months ended March 31, 2004. The increase in interest income reflected a 103% increase in the average balances of gross notes receivable, loans held for investment and loans held for sale during the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004.

      Purchase discount earned increased by $.9 million or 68%, to $2.2 million during the three months ended March 31, 2005 from $1.3 million during the three months ended March 31, 2004. This increase resulted primarily from a 95% increase in gross notes receivable, and increased prepayments during the first quarter of 2005, which accelerated income recognition of the associated purchase discount compared with the same quarter in 2004. The Company received $57.0 million of principal repayments during the three months ended March 31, 2005 compared with $40.5 million during the three months ended March 31, 2004.

      There were no sales of notes receivable during the three months ended March 31, 2005. During the three months ended March 31, 2004 we sold $6.6 million of notes receivable and recognized a gain of $ .8 million.

      Gain on sale of originated loans decreased by $229,000 or 26% to $.7 million during the three months ended March 31, 2005, from $.9 million during the three months ended March 31, 2004. This decrease reflected a decrease in the volume of originated loans sold during the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. Tribeca sold $13.4 million and $19.3 million in loans, respectively, during the three months ended March 31, 2005 and March 31, 2004.

      Prepayment penalties and other income increased by $.7 million or 66%, to $1.8 million during the three months ended March 31, 2005 from $1.1 million during the three months ended March 31, 2004. The increase was due primarily to increases in prepayment penalties received as a result of an increase in loan pay offs during the three months ended March 31, 2005 compared with the same period in 2004. Increased late charges resulting primarily from the growth in the size of the notes receivable portfolio and increased loan application fees due to the growth in volume of our non-prime loan originations also contributed to the increase in prepayment penalties and other income.

      Total Operating expenses increased by $10.8 million or 95% to $22.2 million during the three months ended March 31, 2005, from $11.4 million during the three months ended March 31, 2004. Total operating expenses includes interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

      Interest expense increased by $7.7 million or 145% to $13.0 million during the three months ended March 31, 2005, from $5.3 million during the three months ended March 31, 2004. This increase reflected the significant increase in the balance of total debt used to fund the growth in total assets during the period, including senior debt and financing agreements, which increased by 112% to $947.7 million as of March 31, 2005 as compared with $446.0 million as of March 31, 2004. In addition, the weighted average cost of funds during the three months ended March 31, 2005 and March 31, 2004 increased to 5.84% from 4.78%, reflecting the rise in short-term market interest rates during the past twelve months.

Collection, general and administrative expenses increased by $2.6 million or 59% to $7.1 million during the three months ended March 31, 2005 from $4.4 million during the three months ended March 31, 2004. Personnel expenses increased by $.9 million or 37% and reflected increase in personnel in all areas to meet the demands of growth in our business. We ended the first quarter of 2005 with 204 employees as compared to 146 at the end of the first quarter of 2004. Professional and legal fees increased by $.8 million or 129% to $1.4 million and reflects higher tax, audit and recruiting fees as well as higher legal fees relating to increased activity with respect to foreclosures, disposition of OREO and corporate governance initiatives. All other expenses increased $1.0 million or 66% to $2.5 million from $1.5 million, which is attributed to the overall increase in our business activity.

      Provisions for loan losses increased by $302,000 or 34% to $1.2 million during the three months ended March 31, 2005 from $.9 million during the three months ended March 31, 2004. This increase was primarily due to reserve increases in specific portfolios of notes receivable in accordance with our periodic evaluation of our allowance for loan losses as result of increased impairment.

      Amortization of deferred financing costs increased by $100,000 or 17%, to $.7 million during the three months ended March 31, 2005 from $.6 million during the three months ended March 31, 2004. This increase resulted primarily from the growth in outstanding debt under our master credit facility and the increased pace of prepayments, which caused a corresponding increase in the pay down of senior debt, both of which resulted in increased amortization of the deferred fee paid to our lender.

      During the three months ended March 31, 2005 the Company had a provision for income taxes of $2.6 million as compared to $1.7 million during the three months ended March 31, 2004. The effective tax rate for the three months ended March 31, 2005 and March 31, 2004 was 46% and 45% respectively.

      The Company's net income increased by $1.1 million or 51% to $ 3.1 million from $2.0 million during the three months ended March 31, 2005 for the reasons set forth above.

Notes Receivable Portfolio


As of March 31, 2005, our notes receivable portfolio, which consists of purchased loans, included 24,869 loans with an aggregate face value of $837.7 million and a net carrying value of $753.8 million (after allowance for loan losses), compared with 10,685 loans with an aggregate face value of $459.4 million and a net balance of $408.6 million (after allowance for loan losses) as of March 31, 2004. The following table provides a breakdown of the portfolio as of March 31, 2005, December 31, 2004 and March 31, 2004, respectively:

                                           March 31, 2005   December 31, 2004    March 31, 2004
                                           --------------   -----------------    --------------
Performing loans                            $449,684,130       $436,366,894       $309,620,865
Allowance for loan losses                     19,727,338         19,154,311         14,666,990
                                            ------------       ------------       ------------
Total performing loans
net of allowance for loan losses            $429,956,792       $417,212,583       $294,953,875
                                            ------------       ------------       ------------

Impaired loans                              $248,729,295       $280,078,060       $123,614,554
Allowance for loan losses                     53,214,855         57,889,091         31,689,950
                                            ------------       ------------       ------------
Total impaired loans
net of allowance for loan losses            $195,514,440       $222,188,969       $ 91,924,604
                                            ------------       ------------       ------------

Loans not recorded onto servicing system    $139,293,220       $ 95,440,903       $ 26,146,744
Allowance for loan losses                     10,977,472         12,584,898          4,432,875
                                            ------------       ------------       ------------
Loans not recorded onto servicing system,
net of allowance for loan losses            $128,315,748       $ 82,856,005       $ 21,713,869
                                            ------------       ------------       ------------

Notes receivable, net of allowance for
loan losses                                 $753,786,980       $722,257,557       $408,592,348
                                            ============       ============       ============

The following table provides a breakdown of the balance of the Company's portfolio of notes receivable by coupon type, net of allowance for loan losses and excluding loans purchased but not recorded onto the Company's servicing system:

                                               March 31, 2005    December 31, 2004   March 31, 2004
                                               --------------    -----------------   --------------
Performing loans:
Fixed rate performing loans                     $312,347,389       $300,286,566       $188,979,199
Adjustable rate performing loans                 117,609,403        116,926,017        105,974,676
                                                ------------       ------------       ------------
Total performing loans                          $429,956,792       $417,212,583       $294,953,875
                                                ============       ============       ============

Impaired loans:
Fixed rate impaired loans                       $163,206,209       $184,312,204       $ 56,076,397
Adjustable rate impaired loans                    32,308,231         37,876,765         35,848,207
                                                ------------       ------------       ------------
Total impaired loans                            $195,514,440       $222,188,969       $ 91,924,604
                                                ============       ============       ============
Total notes receivable, net  of allowance for
loan losses                                     $625,471,232       $639,401,552       $386,878,479
                                                ============       ============       ============

The increase in the amount of impaired loans from March 31, 2004 to March 31, 2005 reflects the acquisition of two large portfolios, which were purchased at discounts to their face value, during 2004 with a sizeable portion of impaired loans at the time of purchase. These portfolios included loans in bankruptcy and foreclosure that are classified as impaired. We received payments on a portion of these impaired loans even though they are contractually delinquent.

Liquidity and Capital Resources

The Company has one principal source of external funding to meet its liquidity requirements, in addition to the cash flow provided from borrower payments of interest and principal on mortgage loans. (See" Senior Debt" below). In addition, the Company sells pools of mortgage loans from time to time and regularly sells loans that it originates specifically for sale into the secondary market.

During the quarter ended March 31, 2005 the Company purchased 4,116 loans, consisting primarily of first and second mortgages, with an aggregate face value of $111.8 million at an aggregate purchase price of $98.5 million, or 88% of the face value. These acquisitions were funded with senior debt in the amount equal to the purchase price of the mortgages plus a 1% loan origination fee.

Cash Flow From Operating, Investing and Financing Activities

As of March 31, 2005, we had cash and cash equivalents of approximately $24.3 million compared to approximately $19.5 million at December 31, 2004. The increase was primarily due to an increase in collections on purchased notes receivable and originated loans held for investment, caused primarily by an increase in the portfolio of purchased notes receivable and loans held for investment during 2004 and in the first quarter of 2005 due to increased acquisitions and originations. The primary source of cash from operations is interest income received on purchased notes receivable and loans held for investment and sale.

Substantially all of the assets of the Company are invested in its portfolios of notes receivable, loans held for investment, OREO and loans held for sale. The only significant external source of the Company's funding for investing activities is borrowings under its senior debt facility. Primary uses of cash include purchases of notes receivable and origination of loans. We rely significantly upon our lender to provide the funds necessary for the purchase of notes receivable portfolios and the origination of loans. While we have historically been able to finance these purchases and originations, we do not currently have committed loan facilities in significant excess of the amount we currently have outstanding under our debt facilities, described below.

Net cash provided by operating activities was $1.2 million during the quarter, compared to approximately $11.8 million used during the first quarter of 2004. The decrease in cash used was primarily due to a decrease in the volume of loans originated for sale, due to the Company's changed strategy of holding a significant portion of originated loans.

Net cash used in investing activities was approximately $96.8 million in the quarter, compared to approximately $17.0 million provided in the first quarter 2004. The increase in cash used was primarily due to increases in originations of loans held for investment of $73.5 million, the purchase of notes receivable, which constituted approximately $98.5 million in the first quarter of 2005, which was partially offset by principal collections of notes receivable and loans held for investment of $69.4 million and sales of OREO of $7.0 million in the quarter.

Net cash provided by financing activities increased to approximately $100.5 million in the quarter, from $4.3 million used during the first quarter 2004. The increase resulted primarily from a net increase in senior debt of $108.5 million.

Senior Debt

As of March 31, 2005, the Company owed its lender $916.2 million under its master credit and security agreement and $31.5 million under its warehousing credit and security agreement.

During the three months ended March 31, 2005, the Company amortized as additional interest expense $150,000 of success fee paid to its lender under the master credit facility. The amortization amount was derived using the straight-lined method based on the estimated weighted average life of the relevant term loans and the related success fee payments. The unamortized amount will be re-evaluated each reporting period for changes in assumptions.

      Financing Activities and Contractual Obligations

Below is a schedule of the Company's contractual obligations and commitments at March 31, 2005:

                                      Weighted Average   Weighted Average
                                        Interest Rate      Interest Rate
Contractual Obligation Schedule         As of 3/31/05     As of 12/31/04
Contractual Obligations
  Notes Payable                             6.05%              5.73%
  Warehouse Line                            5.75%              5.25%


                                                              Minimum Contractual Obligations
                                                                   (excluding interest)
Contractual Obligation Schedule             Total      Less Than 1 yr        1-3 yrs         3-5 yrs        Thereafter
Contractual Obligations
  Notes Payable                         916,186,427       117,102,921      615,903,401      181,854,412       1,325,693
  Warehouse Line                         31,518,801        31,518,801               --               --              --
  Rent Obligations                        9,258,980           760,447        2,686,130        2,139,549       3,672,854
  Capital Lease Obligations                 563,324           170,610          255,631          137,083              --
Employment Agreements                     1,590,500           453,000          650,000          487,500              --
                                       ------------      ------------     ------------     ------------    ------------

Total Contractual Cash Obligations     $959,118,032      $150,005,779     $619,495,162     $184,618,544    $  4,998,547
                                       ============      ============     ============     ============    ============

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

Certain Concentrations- The following table summarizes geographic locations of mortgage loans held as of March 31, 2005:

                                                   Percentage of Total
Location                                            Principal Balance
--------                                            -----------------

New York                                                        8.47%
Ohio                                                            8.04%
California                                                      7.46%
Florida                                                         6.97%
New Jersey                                                      6.95%
Georgia                                                         4.55%
Pennsylvania                                                    4.35%
Texas                                                           4.07%
Michigan                                                        3.94%
North Carolina                                                  3.77%
All Others                                                     41.43%
                                                   ------------------
                                                              100.00%
                                                   ==================

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows.

Interest Rate Risk

Interest rate fluctuations can adversely affect the Company's operating results and present a variety of risks, including the risk of a the mismatch between the repricing of interest-earning assets and borrowings, variances in the yield curve and changing prepayment rates.

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

The Company's operating results will depend in large part on differences between the interest from its assets and its borrowings. Most of the Company's assets, consisting primarily of mortgage notes receivable and loans held for investment, generate fixed returns and have terms in excess of five years. The Company funds the origination and acquisition of a significant portion of these assets with borrowings, which have interest rates that are based on the monthly Federal Home Loan Bank of Cincinnati ("FHLB") 30-day advance rate. In most cases, the interest income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between interest yielding assets and borrowings. Consequently, changes in interest rates, particularly short-term rates, will significantly impact the Company's net interest income and, therefore, net income. The Company's borrowing under agreements with its senior debt lender bear interest at rates that fluctuate with the FHLB rate of Cincinnati and the prime rate. Based on approximately $916.2 million of borrowings outstanding at March 31, 2005, a 1% increase in both FHLB and prime rates would increase quarterly interest expense by approximately $2.3 million, pre tax, which would negatively impact the Company's quarterly net income by approximately $1.2 million after tax. Due to the Company's liability sensitive balance sheet, increases in these rates will decrease net income and market value of the Company's net assets.

The value of the Company's assets may be affected by prepayment rates on investments. Prepayments rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond the Company's control, and consequently, such prepayment rates cannot be predicted with certainty. When the Company originates and purchases mortgage loans, it expects that such mortgage loans will have a measure of protection from prepayment in the form of prepayments lockout periods or prepayment penalties. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by the Company in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgage generally decrease, in which case the Company would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios the Company may fail to recoup fully its cost of acquisition of certain investments.

Real Estate Risk

Residential property values and operating income derived from such properties are subject to volatility and may be affected adversely by number of factors, including, but not limited to, national, regional and local economic conditions, which may be adversely affected by industry slowdowns and other factors; local real estate conditions (such as the supply of housing or the rapid increase in home values). In the event operating income decreases, a borrower may have difficultly paying the Company's mortgage loan, which could result in losses to the Company. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the Company's mortgage loans, which could also cause the Company to suffer losses.

The Company purchases and originates principally fixed and adjustable rate residential mortgage loans, which are secured primarily by the underlying single-family properties. Because the vast majority of the Company's loans are to non-prime borrowers, delinquencies and foreclosures are substantially higher than those of prime mortgage loans, and if not serviced properly could result in an increase in losses on dispositions of properties acquired through foreclosure. In addition, a decline in real estate values would reduce the value of the residential properties securing our loans, which could lead to an increase in borrower defaults and increased losses on the disposition of foreclosed properties.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Exchange Act of 1934.

There have been no significant changes in the Company's internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date the Company carried out its most recent evaluation.

                            Part II Other Information

Item 1. Legal Proceedings

      None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

Termination of Six Harrison Sublease

      On May 12, 2005, the Company entered into a Termination Agreement (the "Six Harrison Termination Agreement"), by and among RMTS, LLC, a New York limited liability company of which Thomas J. Axon, the Company's Chairman, owns 80% (the "Sublessor" ), James Thomas Realty, a New York limited liability corporation (the "Landlord") of which Mr. Axon owns 90% and Frank B. Evans, Jr., a member of the Company's Board of Directors, owns 10%, and the Company.

      Under the Six Harrison Termination Agreement, the Landlord and the Sublessor agreed, in connection with the Company's planned relocation of most of its offices to Jersey City, New Jersey, to the early termination of the Company's sublease for approximately 2,500 square feet of office space at Six Harrison Street in New York, New York, which was due to expire in August 2009, in consideration of the Company's payment of $125,000 to the Landlord.

      Pursuant to the Six Harrison Termination Agreement, the Company agreed to surrender the premises on or before August 31, 2005, provided that it may extend the scheduled surrender date for all or any portion of the premises by one-month increments through November 30, 2005, subject to payment of monthly rent, pro rated to reflect the portion of the premises retained. A copy of the Termination Agreement is filed herewith as Exhibit 10.3.

Termination of 185 Franklin Lease

      On May 12, 2005, the Company entered into a Termination Agreement (the "185 Franklin Termination Agreement") with 185 Franklin Street Development Associates L.P., a New York limited partnership (the "185 Franklin Lessor"), the general partner of which is owned by an entity that is owned by Mr. Axon. Pursuant to the 185 Franklin Termination Agreement, the 185 Franklin Lessor agreed, in connection with the Company's planned relocation of its offices to Jersey City, New Jersey, to the early termination of the Company's leases for approximately 7,400 square feet of office space at 185 Franklin Street in New York, New York, which were due to expire on dates ranging from February 2008 through October 2008, in consideration of the Company's payment of $462,859 to the 185 Franklin Lessor.

      Pursuant to the 185 Termination Agreement, the Company agreed to surrender the premises by August 31, 2005, provided that it may extend the scheduled surrender date in one-month increments through November 30, 2005, subject to payment of monthly rent, pro rated to reflect the portion of the premises retained. A copy of the 185 Franklin Termination Agreement is filed herewith as
Exhibit 10.4.

Sale of Remaining Miramar Oil and Gas Interests

      On May 12, 2005, the Company entered into a Purchase Agreement with Mr. Axon. Under the Purchase Agreement, the Company sold to Mr. Axon certain interests in oil and gas-related assets remaining from before the merger of Miramar Resources, Inc. and Franklin Credit Management Corporation in 1994 for a purchase price of $30,800. The assets sold included (i) 100% of the outstanding shares of common stock of Rockwell Drilling Company, Inc. and (ii) interests in certain joint ventures known as the Kingman Energy Minerals Joint Venture, the Kerrick Energy Minerals Joint Venture and the High Plains Energy Minerals Joint Venture. A copy of the Purchase Agreement is filed herewith as Exhibit 10.5.

Sale of Tribeca Condominium; Agreement for Hosting

      On May 12, 2005, the Company entered into a Contract of Sale with Mr. Axon and Noreen Axon, Mr. Axon's wife (collectively, the "Axons"). Under the Contract of Sale, the Company agreed to sell to the Axons a condominium apartment unit at 350 Albany Street in New York, New York (the "350 Albany Condominium") for a purchase price of $514,000. The closing of the transaction is scheduled to occur on or about May 31, 2005. A copy of the Contract of Sale is filed herewith as
Exhibit 10.6.

      On May 12, 2005, the Company entered into an Agreement for the Use of Facilities with the Axons. Under the Agreement, the Axons will make the 350 Albany Condominium and another condominium located at 300 Albany Street available to the Company for up to 240 nights per year for the housing of employees, prospective employees, out-of-town business associates, guests and other individuals engaged in business activities related to the Company, in exchange for which the Company will pay the Axons $4,500 per month commencing June 1, 2005. Either party may terminate the Agreement upon two months written notice. A copy of the Agreement for the Use of Facilities is filed herewith as
Exhibit 10.7

      On August 29, 2005, pursuant to a recommendation of the Compensation Committee of the Board of Directors of the Company, the Company paid Mr. Axon $23,322 as compensation for Mr. Axon providing personal guarantees with regard to certain of the Company's debt outstanding to Sky Bank. The compensation amount was determined based on the amount of capital at risk, a reasonable reimbursement rate and the time value of money.

Item 6. Exhibits

Exhibit
Number
------

10.1 Employment Agreement, effective as of March 28, 2005, between the Registrant and Paul D. Colasono.

10.2 Restricted Stock Grant Agreement, dated as of April 13, 2005, between the Registrant and Paul D. Colasono.

10.3 Termination Agreement, dated as of May 12, 2005, among RMTS, LLC, James Thomas Realty and the Registrant.

10.4 Termination Agreement, dated as of May 12, 2005, between 184 Franklin Street Development Associates L.P. and the Registrant.

10.5 Purchase Agreement, dated as of May 12, 2005, between Thomas J. Axon and the Registrant.

10.6 Contract of Sale, dated as of May 12, 2005, between Thomas J. Axon and Noreen Axon and the Registrant.

10.7 Agreement for Use of Facilities, dated as of May 12, 2005, between Thomas J. Axon and Noreen Axon and the Registrant.

31.1 Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 16, 2005

                                      FRANKLIN CREDIT MANAGEMENT
                                            CORPORATION


                                      By: /s/ JEFFREY R. JOHNSON
                                          ---------------------------------
                                          Jeffrey R. Johnson
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature                    Title                                  Date


/s/JEFFREY R. JOHNSON        Chief Executive Officer                May, 16 2005
--------------------------     and Director                         ------------
Jeffrey R. Johnson
(Chief Executive Officer)


/s/PAUL D. COLASONO          Executive Vice President,              May 16, 2005
-------------------            Chief Financial Officer              ------------
Paul D. Colasono
(Principal Financial Officer)