Form 10-Q
period 2005-06-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2005-08-15
CIK 831246

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
       For the transition period from ________ to ___________ Act of 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|.

As of August 11, 2005 the issuer had 7,511,795 of shares of Common Stock, par value $0.01 per share, outstanding.

================================================================================

                     FRANKLIN CREDIT MANAGEMENT CORPORATION

                                    FORM 10-Q

                                      INDEX

                                 C O N T E N T S

PART I. FINANCIAL INFORMATION                                              Page

Item 1. Financial Statements (unaudited)

             Consolidated Balance Sheets at June 30, 2005 and
             December 31, 2004                                             3

             Consolidated Statements of Income for the three and
             six months ended June 30, 2005 and June 30, 2004              4

             Consolidated Statement of change in Stockholders' Equity
             for the six months ended June 30, 2005                        5

             Consolidated Statements of Cash Flows for the
             six months ended June 30, 2005 and June 30, 2004              6

             Notes to Consolidated Financial Statements                    7-16

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     17-49

Item 3. Quantitative and Qualitative Disclosures about Market Risk        49-50

Item 4. Controls and Procedures                                           50

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings                                                 51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       51

Item 3. Defaults Upon Senior Securities                                   51

Item 4. Submission of Matters to a Vote of Security Holders               52

Item 5. Other Information                                                 52

Item 6. Exhibits and Reports on Form 8-K                                52-53

SIGNATURES                                                                54

CERTIFICATIONS                                                           55-58

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------

ASSETS                                                                 June 30, 2005     December 31, 2004
Cash and cash equivalents                                             $    27,027,055    $    19,519,659

Restricted cash                                                               159,106            128,612

Notes Receivable:
  Principal                                                               820,710,877        811,885,856
  Purchase discount                                                       (25,200,595)       (32,293,669)
  Allowance for loan losses                                               (80,280,816)       (89,628,299)
                                                                      ---------------    ---------------

           Net notes receivable                                           715,229,466        689,963,888

Originated loans held for sale                                             17,405,621         16,851,041

Originated loans held for investment-net                                  232,771,515        110,496,274

Accrued interest receivable                                                10,483,739          8,506,252

Other real estate owned                                                    17,340,979         20,626,156

Other receivables                                                           9,058,961          5,366,500

Deferred tax asset                                                            373,734            583,644

Other assets                                                               11,941,533         10,577,344

Building, furniture and equipment-net                                       2,260,222          1,290,442

Deferred financing costs-net                                                9,250,106          7,600,942
                                                                      ---------------    ---------------

Total assets                                                          $ 1,053,302,037    $   891,510,754
                                                                      ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses                               $    13,313,579    $    11,572,764
  Financing agreements                                                     31,034,260         39,540,205
  Notes payable                                                           968,924,333        807,718,038
  Deferred tax liability                                                    4,828,029          3,123,865
                                                                      ---------------    ---------------

           Total Liabilities                                            1,018,100,201        861,954,872
                                                                      ---------------    ---------------

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value; authorized 3,000,000; issued-none
  Common stock, $.01 par value, 22,000,000 authorized shares;                      --                 --
    issued and outstanding: 6,133,295 in 2005 and 6,062,295 in 2004            61,333             60,623
  Additional paid-in capital                                                7,820,531          7,354,778
  Retained earnings                                                        27,319,972         22,140,481
                                                                      ---------------    ---------------

           Total stockholders' equity                                      35,201,836         29,555,882
                                                                      ---------------    ---------------

Total liabilities and stockholders' equity                            $ 1,053,302,037    $   891,510,754
                                                                      ===============    ===============

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    Three- Months Ended June 30,     Six- Months Ended June 30,
                                                         2005          2004               2005          2004
                                                     -----------   -----------        -----------   -----------
REVENUES:
    Interest income                                  $23,978,328   $11,354,267        $46,855,526   $21,990,608
    Purchase discount earned                           2,867,795     1,727,781          5,119,276     3,069,178
    Gain on sale of notes receivable                     665,902            --            665,902       844,902
    Gain on sale of originated loans held for sale     1,026,389     1,252,474          1,690,093     2,145,429
    Gain on sale of other real estate owned              400,402       142,151            656,383       373,397
    Prepayments and other income                       2,202,930     1,310,493          4,045,846     2,423,417
                                                     -----------   -----------        -----------   -----------
                                                      31,141,746    15,787,166         59,033,026    30,846,931
                                                     -----------   -----------        -----------   -----------

OPERATING EXPENSES:
    Interest expense                                  16,281,776     5,481,129         29,300,121    10,794,204
    Collection, general and administrative             8,679,188     5,747,221         15,768,732    10,193,403
    Provision for loan losses                          1,052,714       812,383          2,250,932     1,708,259
    Amortization of deferred financing costs           1,012,734       560,226          1,705,721     1,153,127
    Depreciation                                         209,353       136,242            414,827       249,624
                                                     -----------   -----------        -----------   -----------
                                                      27,235,765    12,737,201         49,440,333    24,098,617
                                                     -----------   -----------        -----------   -----------

Income before provision for income taxes               3,905,981     3,049,965          9,592,693     6,748,314
                                                     -----------   -----------        -----------   -----------

Provision for income taxes                             1,797,314     1,409,000          4,413,202     3,074,000
                                                     -----------   -----------        -----------   -----------

Net income                                           $ 2,108,667   $ 1,640,965        $ 5,179,491   $ 3,674,314

                                                     ===========   ===========        ===========   ===========

Net income per common share:
    Basic                                            $      0.35   $      0.28        $      0.85   $      0.62
    Diluted                                          $      0.30   $      0.25        $      0.75   $      0.56
                                                     ===========   ===========        ===========   ===========
Weighted average number of shares                      6,090,628     5,916,527          6,088,212     5,916,527
outstanding, basic
                                                     ===========   ===========        ===========   ===========
Weighted average number of shares
 outstanding, diluted                                  6,958,628     6,591,219          6,872,015     6,579,625
                                                     ===========   ===========        ===========   ===========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
SIX- MONTHS ENDED JUNE 30, 2005 (Unaudited)
--------------------------------------------------------------------------------


                                              Common Stock               Additional
                                       ---------------------------        Paid-In           Retained
                                          Shares        Amount            Capital           Earnings            Total
--------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2005                   6,062,295      $60,623         $7,354,778       $22,140,481        $29,555,882

     Net income                                                                              5,179,491          5,179,491
     Stock issuance                           71,000          710            465,753                              466,463
                                       -----------------------------------------------------------------------------------
Balance, June 30, 2005                     6,133,295      $61,333         $7,820,531       $27,319,972        $35,201,836
                                       ===================================================================================

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                              Six Months Ended June 30,
                                                                                  2005             2004
                                                                            -------------    -------------
Cash flows from operating activities:
  Net income                                                                $   5,179,491    $   3,674,314
  Adjustments to reconcile income to net cash used in:
    operating activities:
    Gain on sale of notes receivable                                             (665,902)        (844,902)
    Gain on sale of other real estate owned                                      (656,383)        (373,397)
    Depreciation                                                                  414,827          249,624
    Amortization of deferred financing costs                                    1,705,721        1,153,127
    Origination of loans held for sale                                        (30,053,155)     (80,178,341)
    Issuance of restricted stock                                                  430,190               --
    Proceeds from the sale of and principal collections on
       loans held for sale-net of gain                                         28,450,972       55,617,504
    Purchase discount earned                                                   (5,119,276)      (3,069,178)
    Provision for loan losses                                                   2,250,932        1,708,259
 Changes in operating assets and liabilities:
      Accrued interest receivable                                              (1,977,487)      (2,924,867)
      Other receivables                                                        (3,692,461)        (461,965)
      Deferred tax asset                                                          209,910          229,306
      Other assets                                                             (1,364,189)        (243,744)
      Deferred tax liability                                                    1,704,164         (990,169)
      Accounts payable and accrued expenses                                     1,740,815         (508,128)
                                                                            -------------    -------------
           Net cash used in operating activities                               (1,441,831)     (26,962,557)
                                                                            -------------    -------------

Cash flows from investing activities:
  (Increase) decrease in restricted cash                                          (30,494)         315,121
  Purchase of notes receivable                                               (173,407,681)    (351,596,126)
  Principal collections on notes receivable and loans held for investment     162,606,731       85,308,403
  Originations of loans held for investment                                  (163,253,882)              --
  Acquisition and loan fees                                                    (1,721,767)      (3,308,399)
  Proceeds from sale of other real estate owned                                16,543,339       10,550,854
  Proceeds from sale of loans held for investment                               8,264,142               --
  Proceeds from sale of notes receivable                                        8,596,823        6,556,853
  Purchase of building, furniture and equipment                                (1,384,607)        (230,311)
                                                                            -------------    -------------
           Net cash used in investing activities                             (143,787,396)    (252,403,605)
                                                                            -------------    -------------

Cash flows from financing activities:
  Proceeds from notes payable                                                 351,987,875      378,109,100
  Principal payments of notes payable                                        (190,781,580)    (114,240,607)
  Proceeds from financing agreements                                          194,041,589       82,346,598
  Principal payments of financing agreements                                 (202,547,534)     (68,593,797)
  Exercise of stock options                                                        36,273
                                                                            -------------    -------------
           Net cash provided by financing activities                          152,736,623      277,621,294
                                                                            -------------    -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         7,507,396       (1,744,868)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 19,519,659       14,418,876
                                                                            -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  27,027,055    $  12,674,008
                                                                            =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments for interest                                                  $  27,853,662    $  10,876,632
                                                                            =============    =============
Cash payments for taxes                                                     $   3,128,872    $   3,807,300
                                                                            =============    =============

See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1.    Business.

      As used herein references to the "Company", FCMC, "we", "our" and "us" refer to Franklin Credit Management Corporation, collectively with its subsidiaries.

      We are a specialty consumer finance company primarily engaged in two related lines of business: (1) the acquisition, servicing and resolution of performing, reperforming and nonperforming residential mortgage loans and real estate assets; and (2) the origination of non-prime mortgage loans, both for our portfolio and for sale into the secondary market. We specialize in acquiring and originating loans secured by 1-to-4 family residential real estate that generally fall outside the underwriting standards of Fannie Mae and Freddie Mac and involve elevated credit risk as a result of the nature or absence of income documentation, limited credit histories, higher levels of consumer debt or past credit difficulties. We typically purchase loan portfolios at a discount, and originate loans with interest rates and fees, calculated to provide us with a rate of return adjusted to reflect the elevated credit risk inherent in the types of loans we acquire and originate. Unlike many of our competitors, we generally hold for investment the loans we acquire and a significant portion of the loans we originate.

      From inception through June 30, 2005, we had purchased and originated in excess of $2.5 billion in mortgage loans. As of June 30, 2005, we had total assets of $1.05 billion, our portfolios of notes receivable and loans held for investment and sale, net, totaled $965.4 million, and our stockholders' equity was $35.2 million. For the six months ended June 30, 2005, we reported net income of $5.2 million.

            Loan Acquisitions

            Since commencing operations in 1990, we have become a nationally recognized buyer of portfolios of residential mortgage loans and real estate assets from a variety of financial institutions in the United States, including mortgage banks, commercial banks and thrifts, other traditional financial institutions and other specialty finance companies. These portfolios generally consist of one or more of the following types of mortgage loans:

            o performing loans - loans to borrowers who are contractually current, but may have been delinquent in the past and which may have deficiencies relating to credit history, loan-to-value ratios, income ratios or documentation;

            o reperforming loans - loans to borrowers who are not contractually current, but have recently made regular payments and where there is a good possibility the loans will be repaid in full; and

            o nonperforming loans - loans to borrowers who are delinquent, not expected to cure, and for which a primary avenue of recovery is through the sale of the property securing the loan.

      We sometimes refer collectively to these types of loans as "scratch and dent" or "S&D" loans.

      We have developed a specialized expertise at risk-based pricing, credit evaluation and loan servicing that allows us to effectively evaluate and manage the higher risks associated with this segment of the residential mortgage industry, including the rehabilitation or resolution of reperforming and nonperforming loans.

            We refer to the S&D loans we acquire as "notes receivable." During the first six months of 2005, we purchased notes receivable with an aggregate unpaid principal balance of $193.6 million at an aggregate purchase price equal to 90% of the face amount of the notes. In the second quarter of 2005, we purchased notes receivable with an aggregate unpaid principal balance of $81.8 million at an aggregate purchase price equal to 92% of the face amount of the notes.

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

      During the first six months of 2005, we originated $193.3 million in non-prime mortgage loans. We originated approximately 45% of our mortgage loans on a retail basis and approximately 55% through our wholesale network of mortgage brokers during 2005. We hold the mortgages we originate for our portfolio or sell them for cash in the whole loan market, depending on market conditions and our own portfolio goals. From our inception through June 30, 2005, we originated loans with a face value of $639 million, $250.2 million of which we retained for sale or investment as of June 30, 2005.

            Loan Servicing

      We have invested heavily to create a loan servicing capability that is focused on collections, loss mitigation and default management. In general, we seek to ensure that the loans we acquire and originate are repaid in accordance with the original terms or according to amended repayment terms negotiated with the borrowers. Because we expect our loans will experience above average delinquencies, erratic payment patterns and defaults, our servicing operation is focused on maintaining close contact with our borrowers and as a result is more labor intensive than traditional mortgage servicing operations. Through frequent communication we are able to encourage positive payment performance, quickly identify those borrowers who are likely to move into seriously delinquent status and promptly apply appropriate loss mitigation strategies. Our servicing staff employs a variety of collection strategies that we have developed to successfully manage serious delinquencies, bankruptcy and foreclosure. Additionally, we maintain a real estate department with extensive experience in property management and the sale of residential properties.

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

      The condensed consolidated financial statements (unaudited) have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2004. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

      Reclassification- Certain prior period amounts have been reclassified to conform to current period presentation.

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

                                                     Three Months Ended June 30,
                                                         2005           2004

CONSOLIDATED REVENUE
   Portfolio asset acquisition and resolution         $24,042,148    $12,956,448
   Mortgage banking                                     7,099,598      2,830,718
                                                      -----------    -----------
 Consolidated Revenue                                 $31,141,746    $15,787,166
                                                      ===========    ===========

CONSOLIDATED  INCOME BEFORE INCOME TAXES
    Portfolio asset acquisition and resolution        $ 2,607,377    $ 2,450,982
    Mortgage banking                                    1,298,604        598,983
                                                      -----------    -----------
  Consolidated  Income before income taxes            $ 3,905,981    $ 3,049,965
                                                      ===========    ===========

                                                      Six Months Ended June 30,
                                                          2005           2004

CONSOLIDATED REVENUE
   Portfolio asset acquisition and resolution         $46,519,872    $25,754,285
   Mortgage banking                                    12,513,154      5,092,646
                                                      -----------    -----------
 Consolidated Revenue                                 $59,033,026    $30,846,931
                                                      ===========    ===========

CONSOLIDATED  INCOME BEFORE INCOME TAXES
    Portfolio asset acquisition and resolution        $ 6,822,062    $ 5,722,330
    Mortgage banking                                    2,770,631      1,025,984
                                                      -----------    -----------
  Consolidated  Income before income taxes            $ 9,592,693    $ 6,748,314
                                                      ===========    ===========

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

      Notes Receivable and Income Recognition - The notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions, mortgage and finance companies. Such notes receivable are performing, non-performing or sub-performing at the time of purchase and are generally purchased at a discount from the principal balance remaining. Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. Notes purchased after December 31, 2004 that meet the requirements of AICPA Statement of Position (SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3") are stated net of purchase discount. The Company has the ability and intent to hold these notes until maturity, payoff or liquidation of the collateral. Impaired notes receivable are measured based on the present value of expected future cash flows discounted at the note's effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is collateral dependent. The Company periodically evaluates the collectability of both interest and principal of its notes receivable to determine whether they are impaired. A note receivable is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement.

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

      Discounts on Acquired Loans - Effective January 1, 2005, as a result of the required adoption of SOP 03-3 the Company was required to change our accounting for loans acquired subsequent to December 31, 2004 which have evidence of deterioration of credit quality since origination and for which it is probable, at the time of our acquisition, that the Company will be unable to collect all contractually required payments. For these loans, the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated by us at the time of acquisition is not accreted into income (nonaccretable discount). The amount representing the excess of cash flows estimated by us at acquisition over the purchase price is accreted into interest income over the life of the loan (accretable discount).

            For loans not addressed by SOP 03-3 that are acquired subsequent to December 31, 2004, the discount, which represents the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, is accreted into purchase discount using the interest method over the term of the loans. The discount is not accreted on non-performing loans. This is consistent with the method of the Company utilizes for its accounting for loans purchased prior to January 1, 2005, except that for these loans an allowance allocation was also made at the time of acquisition. We no longer increase the allowance through allocations from purchase discount for loans that meet the requirements of SOP 03-3.

            There is judgment involved in estimating the amount of our future cash flows. The amount and timing of actual cash flows could differ materially from management's estimates, which could materially affect our financial condition and results of operations. Depending on the timing of an acquisition, a preliminary allocation may be utilized until a final allocation is established. Generally, the allocation will be finalized no later than ninety days from the date of purchase.

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

      Allowance for Loan Losses - The Company perform reviews of our loan portfolio upon purchase, at loan boarding, and on a frequent basis thereafter to segment impaired loans under ("SFAS") No. 114 Accounting by Creditors for Impairment of a Loan. A loan is considered impaired when it is probable that we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement. An allowance for loan losses is estimated based on our impairment analysis. Management's judgment in determining the adequacy of the allowance for loan losses is based on the evaluation of individual loans within the portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral when considered necessary. Management believes that the allowance for loan losses is adequate. The allowance for loan losses is a material estimate, which could change significantly in the near term.

      Effective January 1, 2005, and as a result of the required adoption of SOP 03-3, additions to the valuation allowances relating to newly acquired loans reflect only those losses incurred by us subsequent to acquisition. The Company no longer increase the allowances through allocations from purchase discount for loans that meet the requirements of SOP 03-3. Additionally, general risk allocations are no longer applied to loans purchased subsequent to December 31, 2004. Consequently, the allowance for loan losses has declined since the adoption of SOP 03-3, and it is anticipated that the allowance will continue to decline as credits for loan losses may continue to be recorded if loans pay off and allowances related to these loans are not required or additions due to loan impairment are not required.

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

      Originated Loans Held for Investment- Originated loans held for investment consists primarily of secured real estate first and second mortgages originated by the Company. Such loans are performing and are carried at the amortized cost of the loan. In general, interest on originated loans held for investment is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. Accrual of interest including impaired loans, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Subsequent recognition of income occurs only to the extent payment is received, subject to management's assessment of the collectability of the remaining interest and principal. A non-accrual loan is restored to an accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt and past due interest is recognized at that time.

      Other Real Estate Owned - Other real estate owned ("OREO") consists of properties acquired through, or in lieu of, foreclosure or other proceedings and are held for sale and carried at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value, less cost to sell, at the time of acquisition is charged to purchase discount or earnings if purchase discount is not sufficient to cover the write-down. Subsequent write-downs are charged to operations based upon management's continuing assessment of the fair value of the underlying collateral. Property is evaluated periodically to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to sell. Revenue and expenses from the operation of OREO and changes in the valuation allowance are included in operations. Direct costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral, while costs related to holding the property are expensed. Gains or losses are included in operations upon disposal.

      Building, Furniture and Equipment - Building, furniture and equipment is recorded at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Maintenance and repairs are expensed as incurred.

      Deferred Financing Costs - Costs, which include origination fees and incurred in connection with obtaining financing are deferred and are amortized over the term of the related loan.

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

      b. Notes Receivable - Fair value of the net note receivable portfolio is estimated by discounting the estimated future cash flows using the interest method. The fair value of notes receivable at June 30, 2005 and December 31, 2004 was equivalent to their carrying value of $715,229,466 and $689,963,888, respectively.

      c. Loans held for Investment, Loans held for sale- the carrying values reported in the consolidated balance sheets are a reasonable estimate of fair value.

      d. Short-Term Borrowings - The interest rates on financing agreements and other short-term borrowings reset on a monthly basis therefore, the carrying amounts of these liabilities approximate their fair value. The fair value at June 30, 2005 and December 31, 2004 was $31,034,260 and $39,540,205, respectively.

      e. Long-Term Debt - The interest rate on the Company's long-term debt (notes payable) is a variable rate that resets monthly; therefore, the carrying value reported in the balance sheet approximates fair value at $968,924,333 and $807,718,038 at June 30, 2005 and December
            31, 2004, respectively.

Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income therefore net income was the same as its comprehensive income for all periods presented.

Accounting for Stock Options- We have adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, effective December 2002. SFAS No.148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock based employee compensation and the effect of the method used on reported results. As permitted by SFAS No.148 and SFAS No.123, we continue to apply the accounting provisions of Accounting Principles Board ("APB") Opinion Number 25, Accounting for Stock Issued to Employees ("APB Opinion 25"), and related interpretations, with regard to the measurement of compensation cost for options granted under our Stock Option Plans. SFAS No. 123 and APB Opinion 25 require only that the expense relating to employee stock options be disclosed in the footnotes to the consolidated financial statements.

      Our Stock Incentive Plan is accounted for under the recognition and measurement principles of APB Opinion 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards:

                                                          Three months               Three months
                                                      Ended June 30, 2005        Ended June 30, 2004
Net income - as reported                                  $2,108,667                  $1,640,965
Net income -  pro forma                                   $2,065,408                  $1,633,840

Earnings per share:
Net income  per common share - basic - as reported        $     0.35                  $     0.28
Net income per common share - basic - pro forma           $     0.34                  $     0.28
Net income per common share - dilutive - as reported      $     0.30                  $     0.25
Net income per common share - dilutive - pro forma        $     0.30                  $     0.25

                                                          Six months                 Six months
                                                      Ended June 30, 2005        Ended June 30, 2004
Net income - as reported                                  $5,179,491                  $3,674,314
Net income - pro forma                                    $5,133,156                  $3,660,064

Earnings per share:
Net income  per common share - basic - as reported        $     0.85                  $     0.62
Net income per common share - basic - pro forma           $     0.84                  $     0.62
Net income per common share - dilutive - as reported      $     0.75                  $     0.56
Net income per common share - dilutive - pro forma        $     0.75                  $     0.56

      In December 2004, the FASB issued SFAS No. 123(R), a revision of SFAS No.
      123. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transaction, including employee stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, be recognized as an expense in our consolidated financial statements. Under SFAS No. 123(R), the related compensation cost will be measured based on the fair value of the award at the time of grant.

      We are required to adopt SFAS No. 123(R) on January 1, 2006. We are currently evaluating the prospective effect of SFAS No.123(R) on our results of operations.

      There were 106,500 options granted to management and the board of directors during the six months ended June 30, 2005.

      Recent Accounting Pronouncements

      Effective January 1, 2005, and as a result of the required adoption of SOP 03-3 the Company changed its discount accounting as it relates to loans that are acquired subsequent to December 31, 2004 and which have evidence of deterioration of credit quality since origination and, for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments. For such loans, the excess of contractual cash flows over cash flows estimated at the time of acquisition (nonaccretable discount) is not accreted into income . The remaining amount, representing the excess of the loan's estimated cash flows over the purchase price (accretable discount), is accreted into income over the life of the loan.

      SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP limits the yield that may be accreted to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows over the investor's initial investment in the loan. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment on the statement of income and a corresponding valuation allowance would be created against the investment in notes receivable on the balance sheet. SOP 03-3 applies to loans acquired in fiscal years beginning after December 15, 2004, and accordingly, The Company adopted the provisions of this SOP in the first quarter of 2005. Adoption of SOP 03-3 may result in an increase in our provision for loan losses in future periods but may also result in an increase in purchase discount earned in future periods.

      This statement prohibits investors from displaying discount on the face of the statement of condition, or the creation of valuation allowances at the time of acquisition when such loans are within the scope of this statement.

      The following table sets forth certain information relating to the activity in the accretable and nonaccretable discount in accordance with SOP 03-3 for the periods indicated:

                                       Three Months Ended      Six Months Ended
                                                     June 30,
Accretable Discount                            2005                 2005

Balance, beginning of period              $  1,461,379          $         --
New Acquisitions                             5,521,855             7,033,952
Accretion                                     (206,266)             (256,985)
Net reductions relating to loans sold          (55,748)              (55,747)
                                          ------------          ------------
Balance, 6/30/2005                        $  6,721,220          $  6,721,220
                                          ============          ============


                                        Three Months Ended     Six Months Ended
                                                      June 30,

Non-Accretable Discount                        2005                  2005

Balance, beginning of period              $ 11,518,409          $         --
New Acquisitions                          $  1,879,326          $ 13,397,735
Net reductions relating to loans sold          (59,656)              (59,656)
                                          ------------          ------------
Balance, 6/30/2005                        $ 13,338,079          $ 13,338,079
                                          ============          ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Safe Harbor Statements. Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in forward-looking statements made by the Company. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, and changes in the level of growth in the finance and housing markets; (ii) the status of our relations with our sole lender and the lender's willingness to extend additional credit to us;
(iii) the availability for purchases of additional loans; (iv) the availability of sub-prime borrowers for the origination of additional loans; (vi) changes in the statutes or regulations applicable to our business or in the interpretation and enforcement thereof by the relevant authorities; (vii) the status of our regulatory compliance; and (viii) other risks detailed from time to time in our SEC reports and filings. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company's filings with the Securities and Exchange Commission, including, but not limited to, those factors discussed under the caption "Interest Rate Risk" and "Real Estate Risk" in the Company's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, and "Risk Factors" contained in the Company's S-1 filing, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as other wise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

      Net income totaled $2.1 million for the second quarter of 2005, compared with $1.6 million for the second quarter of 2004. Earnings per common share for the second quarter of 2005 was $0.30 on a diluted basis and $.35 on a basic basis, compared to $0.25 and $0.28 for the second quarter of 2004, respectively. Our second quarter revenues increased by 97% to $31.1 million from second quarter 2004 revenues of $15.8 million. The increase in 2005 second quarter net income was driven largely by the 31% increase in net interest income, which was the result of significant additions to the portfolio of notes receivable and loans held for investment during the last three quarters of 2004 and in the first half of 2005, from both loan portfolio acquisitions and originated loans. During the second quarter, we acquired S&D loans with an aggregate face amount of $81.8 million and we originated $105.4 million of non-prime loans. We increased the size of our total portfolio of net notes receivable, loans held for sale and loans held for investment at the end of the second quarter 2005 to $965.4 million from $817.3 million at the end of 2004. Our total debt outstanding grew to $1.0 billion at June 30, 2005 from $847.3 million at the end of 2004. Our weighted average cost of funds during the second quarter 2005 increased to 6.51% from 4.79% during the second quarter of 2004. Stockholders equity increased by 19% since year-end 2004 to $35.2 million, or 3.35% of June 30, 2005 assets due to the retention of net income.

Application of Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based on the amounts reported in our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In preparing the consolidated financial statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on our consolidated financial statements. The following is a summary of the accounting policies believed by management to be most critical in their potential effect on our financial position or results of operations. The Company's' significant accounting policies are described in Note 1 to the December 31, 2004 consolidated financial statements filed on Form 10-K, and have not been changed in 2005 except for adoption of SOP 03-3 as described below.

      Notes Receivable and Income Recognition - Our notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions, mortgage banks and finance companies. Notes receivable are performing, reperforming or nonperforming at the time of purchase and are usually purchased at a discount from the principal balance remaining. Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. Notes purchased after December 31, 2004, under AICPA Statement of Position ("SOP") No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"), are stated at amortized cost. We have the ability and intent to hold these notes until maturity, payoff or liquidation of the collateral. Impaired notes receivable are measured based on the present value of expected future cash flows discounted at the note's effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is collateral dependent. We periodically evaluate the collectability of both interest and principal of our notes receivable to determine whether they are impaired. A note receivable is considered impaired when it is probable that we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement.

      In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. Accrual of interest on notes receivable, including impaired notes receivable, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Subsequent recognition of income occurs only to the extent payment is received, subject to management's assessment of the collectability of the remaining interest and principal. A non-accrual note is restored to an accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt, and past due interest is recognized at that time.

      Discounts on Acquired Loans - Effective January 1, 2005, as a result of the required adoption of SOP 03-3, the Company was required to change our accounting for loans acquired subsequent to December 31, 2004 that have evidence of deterioration of credit quality since origination and for which it is probable, at the time of our acquisition, that we will be unable to collect all contractually required payments. For these loans, the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated by us at the time of acquisition is not accreted into income, and is referred to as nonaccretable discount. The amount representing the excess of cash flows estimated by us at acquisition over the purchase price is accreted into interest income over the life of the loan, and is referred to as accretable discount.

      For loans not addressed by SOP 03-3 that are acquired subsequent to December 31, 2004, the discount, which represents the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, is accreted into purchase discount using the interest method over the term of the loans. The discount is not accreted on non-performing loans. This is consistent with the method the Company utilizes for its accounting for loans purchased prior to January 1, 2005, except that for these loans an allowance allocation was also made at the time of acquisition.

      There is judgment involved in estimating the amount of the future cash flows. The amount and timing of actual cash flows could differ materially from management's estimates, which could materially affect our financial condition and results of operations. Depending on the timing of an acquisition, a preliminary allocation may be utilized until a final allocation is established. Generally, the allocation will be finalized no later than ninety days from the date of purchase.

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

      Allowance for Loan Losses - The Company performs reviews of our loan portfolio upon purchase, at loan boarding, and on a frequent basis thereafter to segment impaired loans under Statement of Financial Accounting Standards ("SFAS") No. 114. A loan is considered impaired when it is probable that we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement. An allowance for loan losses is estimated based on our impairment analysis. Management's judgment in determining the adequacy of the allowance for loan losses is based on the evaluation of individual loans within the portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral when considered necessary. Management believes that the allowance for loan losses is adequate. The allowance for loan losses is a material estimate, which could change significantly in the near term.

Effective January 1, 2005, and as a result of the required adoption of SOP 03-3, additions to the valuation allowances relating to newly acquired loans reflect only those losses incurred by us subsequent to acquisition. The Company no longer increases the allowance through allocations from purchase discount for loans acquired subsequent to December 31, 2004. Consequently, the allowance for loan losses has declined since the adoption of SOP 03-3, and it is anticipated that the allowance will continue to decline as an allowance for loan loss is no longer established at time of acquisition, as loans pay off and allowances related to these loans may not be required or future additions due to loan impairment may decline or are no longer required.

Portfolio Characteristics

      Loan Acquisitions

We purchased $81.8 million of loans during the second quarter of 2005, as compared with approximately $368.2 million in loans during the second quarter 2004. For the six-months ended June 30, 2005, we purchased $193.6 million of loans as compared with $416.1 million for the same 2004 period. On June 30, 2004, the Company purchased a $310.4 million pool of performing, sub-performing and non-performing first and second, residential mortgage loans from Bank One. The following table sets forth the unpaid principal balance at acquisition, purchase price and purchase price as a percentage of unpaid principal balance for the Company's loan acquisitions during the three and six-month periods ended June 30, 2005 and 2004:

                                          Three- Months Ended June 30,           Six- Months Ended June 30,
                                             2005               2004               2005               2004
                                        ------------       ------------       ------------       ------------
Aggregate unpaid principal balance      $ 81,808,510       $368,179,775       $193,583,799       $416,057,515
    at acquisition
Purchase price                          $ 74,884,736       $312,603,653       $173,407,681       $351,596,126
Purchase price percentage                         92%                85%                90%                85%

      Loan Dispositions

In the ordinary course of our loan servicing process and through the periodic review of our portfolio of purchased loans, there are certain loans that, for various reasons, we determine to sell. We typically sell these loans for cash on a whole-loan, servicing-released basis. The following table sets forth our dispositions of purchased loans during the three and six months periods of 2005 and 2004:

                                          Three-Ended Months June 30,       Six- Months Ended June 30,
                                            2005              2004             2005              2004
                                        -----------       -----------      -----------       -----------
Sale of Performing Loans
Aggregate unpaid principal balance      $ 7,337,363                --      $ 7,337,363       $ 8,662,461
Gain on sale                            $   618,881                --      $   618,881       $   844,902

Sale of Non-Performing Loans
Aggregate unpaid principal balance      $23,483,652*               --      $23,483,652*               --
Gain on sale                            $    47,021                --      $    47,021                --

* Sale of credit card portfolio; allowance for loan losses amounted to $22.3 million.

      Other Real Estate Owned

      The following table sets forth our other real estate owned, or OREO, and OREO sales at and for the three and six month periods ended June 30, 2005 and June 30, 2004:

                                          Three- Months ended June 30,         Six- Months ended June 30,
                                              2005              2004              2005              2004
                                          -----------       -----------       -----------       -----------
Other real estate owned                   $17,340,979       $11,969,034       $17,340,979       $11,969,034
OREO as a percentage of total assets             1.65%             1.58%             1.65%             1.58%
OREO sold                                 $ 9,108,242       $ 5,514,031       $15,886,956       $10,224,464
Gain on sale                              $   400,402       $   142,151       $   656,383       $   373,397

      Loan Originations

The following table sets forth loan originations during the three and six months of 2005 and 2004, as well as loan sales. During 2004, we began to originate loans, principally, adjustable rate loans with a fixed rate for the first two years, to be held in our portfolio.

                                Three- Months ended June 30,           Six- Months ended June 30,
                                    2005              2004              2005              2004
                                ------------      ------------      ------------      ------------
Number of loans originated               485               294               873               517
Amount of loans originated      $105,382,820      $ 46,901,063      $193,307,037      $ 80,178,341
Average loan amount             $    217,284      $    159,527      $    221,428      $    155,084

Originated as fixed             $ 10,357,605      $ 16,790,082      $ 17,276,905      $ 36,503,309
Originated as ARM *             $ 95,025,215      $ 30,110,981      $176,030,132      $ 43,675,032

Number of loans sold                     114               224               185               332
Amount of loans sold            $ 23,191,382      $ 31,107,590      $ 36,602,558      $ 50,408,793
Gain on sale                    $  1,026,389      $  1,252,474      $  1,690,093      $  2,145,429

* Originated ARM loans are principally fixed rate for the first two years and six-month adjustable rate for the remaining term.

Notes Receivable Portfolio

As of June 30, 2005, our notes receivable portfolio, which consists of purchased loans, included 19,831 loans with an aggregate principal balance of $820.7 million and a net balance of $740.4 million (after allowance for loan losses of $80.3 million). Impaired loans comprise and will continue to comprise a significant portion of our portfolio. Many of the loans we acquire are impaired at the time of purchase. We generally purchase such loans at significant discounts and have considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income is not accrued on impaired loans, interest and fees are received on a portion of loans classified as impaired. The following table provides a breakdown between performing loans and impaired loans for the notes receivable portfolio as of June 30, 2005 and December 31, 2004:

                                                  June 30, 2005   December 31, 2004
                                                  -------------   -----------------
Performing loans                                   $482,883,642     $436,366,894
Allowance for loan losses                            19,716,833       19,154,311
                                                   ------------     ------------
Total performing loans,
  net of allowance for loan losses                 $463,166,809     $417,212,583
                                                   ------------     ------------

Impaired loans                                     $233,977,110     $280,078,060
Allowance for loan losses                            50,524,516       57,889,091
                                                   ------------     ------------
Total impaired loans,
  net of allowance for loan losses                 $183,452,594     $222,188,969
                                                   ------------     ------------

Not recorded onto servicing system                 $123,909,424     $ 95,440,903
Allowance for loan losses                            10,039,467       12,584,898
                                                   ------------     ------------
Not recorded onto servicing system,
  net of allowance for loan losses                 $113,869,957     $ 82,856,005
                                                   ------------     ------------
Total notes, net of allowance for loan losses      $760,489,360     $722,257,557
                                                   ------------     ------------

*Accretable Discount                               $  6,721,220     $         --
                                                   ------------     ------------
*Non-Accretable Discount                           $ 13,338,079     $         --
                                                   ------------     ------------

Notes receivable, net of allowance for
loan losses and accretable/nonaccretable discount  $740,430,061     $722,257,557
                                                   ============     ============

At June 30, 2005, $157.2 million of loans acquired after December 31, 2004 are included in the table above at their face value, inclusive of purchase discount.

* Purchase discount not reflected on the face of the statement of condition in accordance with SOP 03-3.

The following table provides a breakdown of the balance of our portfolio of notes receivable between fixed rate and adjustable rate loans, net of allowance for loan losses and excluding loans purchased but not yet boarded onto our servicing operations system as of June 30, 2005 and December 31, 2004, of $113,869,957 and $82,856,005 respectively:

                                                                 June 30, 2005    December 31, 2004
                                                                 -------------    -----------------
Performing Loans:
Fixed Rate Performing Loans                                      $327,152,808        $300,286,566
                                                                 ------------        ------------
Adjustable Rate Performing Loans                                  136,014,000        $116,926,017
                                                                 ------------        ------------
Total performing Loans                                           $463,166,808        $417,212,583
                                                                 ============        ============

Impaired Loans:
Fixed Rate Impaired Loans                                        $153,410,984        $184,312,204
                                                                 ------------        ------------
Adjustable Rate Impaired Loans                                     30,041,611        $ 37,876,765
                                                                 ------------        ------------
Total Impaired Loans                                             $183,452,595        $222,188,969
                                                                 ============        ============
Total notes                                                      $646,619,403        $639,401,552
                                                                 ============        ============

*Accretable Discount                                             $  5,134,850        $         --
                                                                 ============        ============
*Non-Accretable Discount                                         $  3,394,038        $         --
                                                                 ============        ============
Total Notes Receivable, net of allowance for loan losses,
excluding loans not boarded onto servicing systems               $638,090,515        $639,401,552
                                                                 ============        ============

* Purchase discount not reflected on the face of the statement of condition in accordance with SOP 03-3.

* Accretable and non-accretable discount for loans not recorded in the servicing system amounted to $11,530,411.

The decrease in the amount of impaired loans principally reflects payoffs ($19.5 million) and transfers to OREO ($14.7 million).

      Overall Portfolio

At June 30, 2005, our portfolio (excluding OREO) consisted of $840.8 million of notes receivable, inclusive of purchase discount (not shown on the face of the balance sheet) for loans acquired in 2005, $233.5 million of loans held for investment, net of allowance for loan losses, and $17.4 million of loans held for sale. Our total loan portfolio grew 16% to $1.09 billion at June 30, 2005, from $939.2 million at December 31, 2004. Not boarded loans represent loans serviced by the seller on a temporary basis. The following table sets forth information regarding the types of properties securing our loans as of June 30, 2005.

                                                           Percentage of Total
Property Types                     Principal Balance        Principal Balance
Residential 1-to-4 family            $  865,109,517                  79.24%
Condos, coops, Pud dwelling              72,469,264                   6.64%
Manufactured homes                       16,010,708                   1.47%
Multi-family                              1,857,246                   0.17%
Commercial                                2,468,972                   0.23%
Unsecured loans                           9,511,993                   0.87%
Other                                       290,266                   0.03%
Not boarded                             124,000,661                  11.36%
                                     --------------         --------------
Total                                $1,091,718,626                 100.00%
                                     ==============         ==============

Geographic Dispersion. The following table sets forth information regarding the geographic location of properties securing the loans in our portfolio at June 30, 2005:

                                                           Percentage of Total
Location                           Principal Balance        Principal Balance
New York                             $  111,745,207                  10.24%
New Jersey                               92,422,395                   8.47%
Ohio                                     81,757,051                   7.49%
California                               78,410,326                   7.18%
Florida                                  69,257,321                   6.34%
Pennsylvania                             51,080,530                   4.68%
Georgia                                  44,373,689                   4.06%
Texas                                    43,758,283                   4.01%
Michigan                                 39,353,970                   3.60%
North Carolina                           37,628,395                   3.45%
All Others                              441,931,461                  40.48%
                                     --------------         --------------
                                     $1,091,718,626                 100.00%
                                     ==============         ==============

Amounts included above in the tables of Property Types and Location under the heading "Principal Balance" represents the aggregate unpaid principle balance outstanding of notes receivable, loans held for investment and loans held for sale.

Results of Operations

Three-Months Ended June 30, 2005 Compared to Three-Months Ended June 30, 2004.

      Overview. Net income totaled $2.1 million for the second quarter of 2005, compared with $1.6 million for the second quarter of 2004. Earnings per common share for the second quarter of 2005 was $.30 on a diluted basis and $.35 on a basic basis, compared to $0.25 and $0.28 for 2004, respectively. Our second quarter revenues increased by 97% to $31.1 million from second quarter 2004 revenues of $15.8 million. Net income increased 29% to $2.1 million in the second quarter 2005, compared with net income of $1.6 million in the second quarter of 2004. The increase in 2005 second quarter net income was driven largely by the 31% increase in net interest income, which was the result of significant additions to the portfolio of notes receivable and loans held for investment during last three quarters of 2004 and in the first half of 2005, from both loan portfolio acquisitions and originated loans. During the second quarter, we acquired S&D loans with an aggregate face amount of $81.8 million and we originated $105.4 million of non-prime loans. We increased the size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at the end of the second quarter 2005 to $982.7 million from $837.9 million at the end of 2004. Our total debt outstanding grew to $1.0 billion at June 30, 2005 from $847.3 million at the end of 2004. Our weighted average cost of funds during the second quarter 2005 increased to 6.51% from 4.79% during the second quarter of 2004.

      Revenues. Total revenues increased by $15.3 million, or 97%, to $31.1 million during the three- months ended June 30, 2005, from $15.8 million during the three-months ended June 30, 2004. Revenues include interest income, purchase discount earned, gain on sale of notes receivable, gain on sale of originated loans held for sale, gain on sale of OREO, prepayments penalties, other servicing and loan origination income.

      Interest income increased by $12.6 million, or 111%, to $24.0 million during the three-months ended June 30, 2005, from $11.4 million during the corresponding period of 2004. The increase in interest income reflected the significant growth in the portfolio of gross notes receivable and loans held for both investment and sale during the second quarter of 2005 compared to the second quarter of 2004, which was the result of the growth in the volume of loan purchases and loan originations in the last nine months of 2004 and in the first half of 2005.

      Purchase discount earned increased by $1.1 million, or 66%, to $2.9 million during the three months ended June 30, 2005, from $1.7 million during the second quarter of 2004. This increase resulted primarily from the significant growth in notes receivable and increased prepayments during the second quarter of 2005, which resulted in accelerated income recognition of the associated purchase discount compared with the second quarter of 2004. We received $73.5 million of principal payments from notes receivable in the second quarter of 2005, compared with $40.5 million of principal payments in the second quarter of 2004.

      During the three-months ended June 30, 2005, we sold notes receivable with an outstanding principal amount, which we refer to as face value, of $7.3 million and we recognized a gain of $619,000. In addition, we sold our portfolio of credit cards with a face value of $23 million for a gain of $47,000. We did not sell any notes receivable during the three-months ended June 30, 2004.

      Gain on sale of originated loans held for sale decreased by $226,000, or 18%, to $1.0 million during the second quarter of 2005 from $1.3 million during the comparable quarter in 2004. This decrease reflected a decrease in the volume of originated loans sold during the period. The average gain on loans sold was 4.43% and 4.03%, respectively, during the six-months ended June 30, 2005 and 2004. During the first half of 2004, our policy was to sell substantially all loans originated. Originated loans sold amounted of $23.2 million and $31.1 million during the three-months ended June 30, 2005 and June 30, 2004, respectively.

      Gain on sales of OREO increased by $258,000, or 182%, to $400,000 during the quarter ended June 30, 2005 compared with $142,000 for the 2004 second quarter. A total of 147 and 78 OREO properties were sold during the three-months ended June 30, 2005 and June 30, 2004, respectively. The increase in the number of properties sold reflected growth in our OREO inventory due to both an increase in foreclosures as our notes receivable portfolio grew and the purchase of loans during 2004 that were already in the foreclosure process.

      Prepayment penalties and other servicing and origination income increased by $900,000, or 68%, to $2.2 million during the three-months ended June 30, 2005, from $1.3 million during the second quarter of 2004. The increase was primarily due to increases in prepayment penalties received as a result of an increase in loan payoffs during the three-months ended June 30, 2005, as compared with the same period in 2004, which is primarily attributable to the increased volume of both purchased loans and loans held for investment and the continued low interest rate environment. Increased late charges resulting primarily from the growth in the size of our notes receivable portfolio and increased loan application fees due to the growth in the volume of Tribeca's non-prime loan originations also contributed to the increase.

      Operating Expenses. Total operating expenses increased by $14.5 million, or 114%, to $27.2 million during the second quarter of 2005, from $12.7 million during the second quarter of 2004. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation.

      Interest expense increased by $10.8 million, or 197%, to $16.3 million during the three-months ended June 30, 2005 from $5.5 million during the three-months ended June 30, 2004. This increase reflected the large increase in the balance of total debt used to fund the growth in total assets during the past year, to $1.0 billion as of June 30, 2005, as compared with $728.0 million, as of June 30, 2004. In addition, our weighted average cost of funds during the three-months ended June 30, 2005 increased to 6.51%, from 4.79% during the three-months ended June 30, 2004, reflecting the effect of the rise in short-term interest rates during the past twelve months and the monthly adjustable rate composition of our borrowed funds.

      Collection, general and administrative expenses increased by $2.9 million, or 51%, to $8.7 million during the three-months ended June 30, 2005, from $5.7 million during the three-months ended June 30, 2004. Personnel expenses increased by $912,000, or 32%, and reflected expenses arising from restricted stock granted to certain recently hired members of senior management and increases in personnel in certain areas in order to meet the demands of growth in our business. We ended the second quarter of 2005 with 213 employees as compared to 188 at the end of the second quarter of 2004. Legal fees relating to increased activity with respect to foreclosures increased by $468,000, or 65%, to $1.1 million from $722,000 during the same period last year. The increase in foreclosure activity was the result of a larger total portfolio of notes receivable and certain loans purchased in various stages of delinquency and foreclosure. Occupancy costs increased $546,000 during the second quarter of 2005 primarily due to one-time lease termination and other rent expenses incurred in preparation for our relocation of administrative and operating functions to New Jersey, effective August 8, 2005. All other expenses increased $1.0 million, or 55%, to $2.8 million from $1.8 million during the three-months ended June 30, 2005, and reflect the overall increase in our business activity. Collection, general and administrative expenses as a percentage of average assets declined from 3.73% during the second quarter of 2004 to 3.39% in the current quarter.

      The provision for loan losses increased by $240,000, or 30%, to $1.1 million during the three- months ended June 30, 2005, from $812,000 during the second quarter of 2004. This increase was primarily due to reserve increases in specific portfolios of notes receivable and, to a lesser extent, loans held for investment as a result of an increase in impaired loans.

      Amortization of deferred financing costs increased by $453,000, or 81%, to $1.0 million during the second quarter of 2005, from $560,000 during the second quarter of 2004. This increase resulted primarily from the growth in outstanding debt and the increased amount of prepayments on our portfolio of loans, which resulted in a corresponding increase in the pay down of debt, and increased amortization of the deferred fees paid to our lender.

      Our pre-tax income increased by $856,000, or 28%, to $3.9 million during the second quarter of 2005 from $3.0 million during the second quarter of 2004 for the reasons set forth above.

      During the second quarter of 2005, we had a provision for income taxes of $1.8 million as compared to a provision of $1.4 million in the second quarter of 2004. The effective tax rate for the three-months ended June 30, 2005 and June 30, 2004 was 46% and 45%, respectively.

Six-Months Ended June 30, 2005 Compared to Six-Months Ended June 30, 2004.

      Overview. Net income totaled $5.2 million for the first half of 2005, compared with $3.7 million for the first half of 2004, an increase of 41%. Earnings per common share for the six-months ended June 30, 2005 was $.75 on a diluted basis and $.85 on a basic basis, compared to $.56 and $.62 for 2004, respectively. Revenues increased by 91% to $59.0 million, from $30.8 million during the six-months ended June 30, 2004. The increase in net income was driven largely by the 56.8% increase in net interest income, which was the result of significant additions to the portfolio of notes receivable and loans held for investment during the last seven months of 2004 and in the first half of 2005, from both loan portfolio acquisitions and originated loans. During 2005, we acquired S&D loans with an aggregate face amount of $193.6 million and we originated $192.5 million of non-prime loans. We increased the size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at the end of the second quarter 2005 to $982.7 million from $720.7 million at the end of the same period in 2004. Our total debt outstanding grew to $1.0 billion at June 30, 2005 from $847.3 million at the end of 2004. Our weighted average cost of funds during the six-months ended June 30, 2005 increased to 6.20% from 4.98% during the six-months ended June 30,2004.

      Revenues. Total revenues increased by $28.2 million, or 91%, to $59.0 million during 2005, from $30.8 million during 2004, reflecting the significant growth in the volume of loan purchases and, growth in Tribeca's loan origination volume.

      Interest income increased by $24.9 million, or 113%, to $46.9 million during 2005, from $22.0 million during 2004. The increase in interest income reflected the substantial increase in notes receivable, loans held for investment and loans held for sale during the six-months ended June 30, 2005, compared to the six-months ended June 30, 2004, which was the result of the growth in the volume of loan purchases and loan originations.

      Purchase discount earned increased by $2.0 million, or 67%, to $5.1 million during the six-months ended June 30, 2005, from $3.1 million during the six-months of 2004. This increase resulted primarily from an increase in average gross notes receivable from the end of 2004 to June 30, 2005, and increased prepayments in the six-month period ended June 30, 2005, which resulted in an acceleration of income recognition of the associated purchase discount compared with the six-months ended June 30, 2004. We received $130.5 million of principal notes receivable payments during the first half of 2005, compared with $85.3 million of principal payments in the first half of 2004 due to the growth in notes receivable and interest rates that remained relatively low during the 2005 six months period.

      Gains on sale of notes receivable decreased by $179,000, or 21%, to $666,000 during the six-months ended June 30, 2005, from $845,000 during the six-months ended June 30, 2004. We sold a total of $7.3 million of performing notes receivable and credit card receivables with a face amount of $23.5 million during the first half of 2005, as compared to a total of $6.4 million in performing loans during the same period last year.

      Gain on sale of originated loans held for sale decreased by $455,000, or 21% to $1.7 million during the six-months ended June 30, 2005, from $2.1 million during the six-months ended June 30, 2004. This decrease reflected a 38% decrease in the principal amount of originated loans sold during the six-months ended June 30, 2005, to $36.6 million compared with $50.4 million during the six-months ended 2004. The average gain on loans sold was 4.62% and 4.26%, respectively, during the six-months ended June 30, 2005 and 2004. During 2004 our policy was to realize the gains associated with loan origination activities by selling substantially of our originated loans into the secondary market. In mid-2004, we began to retain for portfolio most of the adjustable-rate loans originated by Tribeca.

      Gain on sales of OREO increased by $283,000, or 76%, to $656,000 during the six-months ended June 30, 2005, from $373,000 during the six-months ended June 30, 2004. We sold 253 OREO properties at an aggregate sales price of $19.1 million during 2005, as compared to 157 OREO properties at an aggregate sales price of $12.0 million during the first six months of 2004. The increase in the number of properties sold reflected the growth in our OREO inventory due to both an increase in foreclosures as our notes receivable portfolio grew and the purchase of loans during the past year that were already in the foreclosure process.

      Prepayment penalties and other servicing and origination fee income increased by $1.6 million, or 67%, to $4.0 million during the six-months ended June 30, 2005, from $2.4 million during the same period last year. The increase was primarily due to an increase in prepayment penalties received as a result of accelerated loan pay offs during the six-months ended June 30, 2005, as compared with the same period in 2004, which is primarily attributable to the increased volume of purchased loans and loans held for investment and the low interest rate environment. Increased late charges resulting primarily from the growth in the size of our notes receivable portfolio and increased loan application fees due to the growth in the volume of Tribeca's non-prime loan originations also contributed to the increase.

      Operating Expenses. Total operating expenses increased by $25.3 million, or 105%, to $49.4 million during the six-months ended June 30, 2005, from $24.1 million during the six-months ended June 30, 2004.

      Interest expense increased by $18.5 million, or 171%, to $29.3 million during the six-months ended June 30, 2005, from $10.8 million during the six-months ended June 30, 2004. This increase was the result of the increase in the balance of total debt, which increased to $1.0 billion as of June 30, 2005 as compared with $728.0 million as of June 30, 2004, that was used to fund the growth in total assets during the period. In addition, our weighted average cost of funds during the six-months ended June 30, 2005, increased to 6.20% from 4.98% during the six-months ended June 30, 2004, reflecting the rise in short-term interest rates during the past twelve months.

      Collection, general and administrative expenses increased by $5.6 million, or 55%, to $15.8 million during the six-months ended June 30, 2005, from $10.2 million during the six-months ended June 30, 2004. Personnel expenses increased by $1.8 million, or 34%, and reflected an increase in the number of employees in certain areas in order to meet the demands of significant asset growth, combined with expenses arising from restricted stock granted to certain recently hired members of senior management in the second quarter of 2005. We ended the second quarter of 2005 with 213 employees as compared to 188 at the end of the second quarter of 2004. Legal fees relating to increased activity with respect to foreclosures increased by $941,000, or 89%, to $2.0 million from $1.1 million during the same period last year. This increase in foreclosure activity was the result of a larger total portfolio of notes receivable and certain loans purchased in various stages of delinquency and foreclosure. Occupancy costs increased $641,000 during the second quarter of 2005 primarily due to one-time lease termination and rent expenses incurred in preparation for our relocation of administrative and operating functions to New Jersey, effective August 8, 2005. All other expenses increased $2.2 million, or 66%, to $5.6 million from $3.3 million during the six-months ended June 30, 2005, which reflected an overall increase in our business activity. Collection, general and administrative expenses as a percentage of average assets increased from 3.24% during the six month ended June 30, 2004 to 3.31% during the six-months ended June 30, 2005.

      The provision for loan losses increased by $543,000, or 32%, to $2.3 million during the six-months ended June 30, 2005, from $1.7 million during the six-months ended June 30, 2004. This increase was primarily due to reserve increases in specific portfolios of notes receivable.

      Amortization of deferred financing costs increased by $553,000, or 48%, to $1.7 million during the six-months ended June 30, 2005, from $1.2 million during the six-months ended June 30, 2004. This increase resulted primarily from the growth in outstanding debt used to fund our loan portfolio growth and the increased amount of loan prepayments on our portfolio of loans, which caused a corresponding increase in the pay down of debt, both of which resulted in increased amortization of the deferred fees paid to our lender.

      Our pre-tax income increased by $2.8 million, or 42%, to $9.6 million during the six-months ended June 30, 2005, from $6.7 million during the six-months ended 2004 for the reasons set forth above.

      During the six-months ended June 30, 2005, we had a provision for income taxes of $4.4 million as compared to a provision of $3.0 million in the same period last year. The effective tax rate for the six-months ended June 30, 2005 and June 30, 2004 was 46% and 45%, respectively.

Liquidity and Capital Resources

Commencing July 1, 2005, our lender has agreed to reduce the interest rate charged on all new borrowings (both new term loans and warehouse loans) by .50%, or 50 basis points. In addition, origination fees charged on new borrowings after June 30, 2005, have been reduced by between .25% and .50%, or between 25 and 50 basis points, depending on the borrowing facility.

We have one principal source of external funding to meet our liquidity requirements, in addition to the cash flow provided from borrower payments of interest and principal on mortgage loans. (See "Borrowings" below). In addition, we have the ability to sell loans in the secondary market. We sell pools of acquired mortgage loans from time to time and we sell loans that we originate specifically for sale into the secondary market on a regular basis.

During the three-months ended June 30, 2005, we purchased 1,044 loans, consisting primarily of first and second mortgages, with an aggregate face value of $81.8 million at an aggregate purchase price of $74.9 million, or 92% of face value. During the six-months ended June 30, 2005, we purchased 5,160 loans with an aggregate face value of $193.5 million at an aggregate purchase price of $173.4 million, or 90% of the face value. All acquisitions were funded through borrowings under our master credit facility in the amount equal to the purchase price plus a 1% loan origination fee.

During the three and six-months ended June 30, 2005, we originated $105.1 million and $192.5 million of loans through our origination subsidiary, Tribeca. Originations are initially funded through borrowings under our warehouse facility, and loans originated for portfolio are subsequently funded with term debt after transfer to portfolio.

Cost of Funds. As of June 30, 2005, we had total borrowings of $1.0 billion, of which $968.9 million was under our term loan facilities and an aggregate of $31.0 million was under our warehouse facility. Substantially all of the debt under our term loan facilities was incurred in connection with the purchase and origination of, and is secured by, our acquired notes, originated loans held for investment and OREO portfolios. Substantially all of the borrowings under our term loan facilities incurred after March 1, 2001 currently accrue interest at the Federal Home Loan Bank of Cincinnati thirty-day advance rate plus a spread of 3.25%. Borrowings under our term loan facilities incurred before March 1, 2001 accrue interest at prime rate plus a margin of between 0% and 1.75%. At June 30, 2005, approximately $15.4 million of debt incurred before March 1, 2001 remained outstanding under one of our term loan facilities and will continue to accrue interest at the prime rate plus a margin of between 0% and 1.75%. At June 30, 2005, the weighted average interest rate on debt under our term loan facilities was 6.49%. Our warehouse facility represents loans to fund Tribeca's originations of loans pending sale to others or transfer to held for investment.

Cash Flow From Operating, Investing and Financing Activities

Liquidity represents our ability to obtain cost effective funding to meet our financial obligations. Our liquidity position is affected by mortgage loan purchase and origination volume, mortgage loan payments, including prepayments, loan maturities and the amortization and maturity structure of borrowings under our term loan facilities.

As of June 30, 2005, we had cash and cash equivalents of $27.0 million compared with $19.5 million at December 31, 2004. The increase in cash in 2005 was primarily due to an increase in collections of interest and principal on purchased notes receivable and originated loans held for investment. The increase in collections of interest and principal was due to an increase in the portfolio balance due to increased acquisitions and originations and higher levels of prepayments.

Substantially all of our assets are invested in our portfolios of notes receivable, loans held for investment, OREO and loans held for sale. Primary sources of our cash flow for operating and investing activities are borrowings under our debt facilities, collections of interest and principal on notes receivable and loans held for investment and proceeds from sales of notes and OREO properties. Primary uses of cash include purchases of notes receivable, origination of loans and for operating expenses. We rely significantly upon our lender to provide the funds necessary for the purchase of notes receivable portfolios and the origination of loans. While we have historically been able to finance these purchases and originations, we have not had committed loan facilities in significant excess of the amount we currently have outstanding under our debt facilities, described below.

Net cash used in operating activities was $1.4 million in 2005, compared with $27.0 million during the first six-months of 2004. The decrease in cash used in operating activities during the first six-months of 2005 was due primarily to a decrease in the volume of loans originated for sale as a result of our shift in strategy in the latter part of 2004 to hold for our portfolio a significant portion of originated loans.

Net cash used in investing activities was $143.8 million in the six-months ended June 30, 2005, compared to $252.4 million of cash provided in the six months ended June 30, 2004. The decrease during the first six-months of 2005 was primarily due to the origination of loans held for investment of $163.3 million (in the first half of 2004 we originated loans primarily for sale), a decrease of $178.2 million in purchases of notes receivable, which constituted $173.4 million during the first six-months of 2005, partially offset by an increase in principal collections of notes receivable and loans held for investment of $77.3 million and sales of OREO of $16.5 million during the six-months ended June 30, 2005.

Net cash provided by financing activities decreased to approximately $152.7 million during the six-months ended June 30, 2005, from $277.6 million used in financing activities during the six-months ended June 30, 2004. The decrease resulted primarily from increased note receivable prepayment activity, which caused a corresponding increase in the repayment of notes payable.

Offering of Common Stock

In early August 2005, we completed the public offering of 1,265,000 of shares of our common stock at a public offering price of $11.50 per share (including an exercise in full of the underwriter's over allotment option to purchase 165,000 shares) pursuant to our registration statement that was declared effective by the Securities and Exchange Commission on July 19, 2005. The offering resulted in net proceeds to us and the addition to equity estimated to be approximately $12.5 million, after deduction of the estimated fees and commissions of the offering. In conjunction with the public offering, the Company's common stock ceased to be quoted on the Over-the-Counter Bulletin Board under the symbol "FCSC" and commenced trading on The NASDAQ National Market under the symbol "FCMC".

Borrowings

As of June 30, 2005, we owed an aggregate of $1.0 billion under several credit facilities.

Master Credit Facility

On October 31, 2004, the Company, and its finance subsidiaries, entered into a Master Credit and Security Agreement with Sky Bank, an Ohio banking corporation, which we refer to as our lender. Under this master credit facility, we request loans to finance the purchase of residential mortgage loans or refinance existing outstanding loans. The facility does not include a commitment to additional lendings, which are therefore subject to our lender's discretion as well as any regulatory limitations to which our lender is subject. The facility terminates on October 13, 2006.

Interest on the loans is payable monthly at a floating rate equal to the highest Federal Home Loan Bank of Cincinnati 30 day advance rate as published daily by Bloomberg under the symbol FHL5LBRI, or "the 30 day advance rate", plus the applicable margin as follows:

--------------------------------------------------------------------------------
If the 30 day advance rate is         the applicable margin is
--------------------------------------------------------------------------------
Less than 2.01%                       350 basis points
--------------------------------------------------------------------------------
2.01 to 4.75%                         325 basis points
--------------------------------------------------------------------------------
Greater than 4.75%                    300 basis points
--------------------------------------------------------------------------------

In addition, upon each closing of a subsidiary loan, we are required to pay an origination fee equal to 1% of the amount of the subsidiary loan unless otherwise agreed to by our lender and the subsidiary. Upon repayment of subsidiary loans, our lender is generally entitled to receive a fee equal to the lesser of (i) one half of one percent (0.50%) or with respect to certain subsidiaries whose loans were originated before 1996, one percent 1% of the original principal balance of the subsidiary loan or (ii) 50% of the remaining cash flows of the pledged mortgage loans related to such subsidiary loan as and when received by the relevant subsidiary after the repayment of the subsidiary loan. In connection with certain subsidiary loans, we and our lender have agreed to specified minimum fees and fee waivers.

The unpaid principal balance of each loan is amortized over a period of twenty years, but matures three years after the date the loan was made. Historically, our lender has agreed to extend the maturities of such loans for additional three-year terms upon their maturity. We are required to make monthly payments of the principal on each of our outstanding loans.

Our obligations under the master credit facility are secured by a first priority lien on loans acquired by us that are financed by proceeds of loans made to us under the facility. In addition, pursuant to a lock-box arrangement, our lender is entitled to receive all sums payable to us in respect of any of the collateral

Warehouse Facility

On September 30, 2003, our Tribeca subsidiary entered into a warehousing credit and security agreement with our lender. The facility was amended on April 7, 2004. The agreement, as amended, provides for a commitment of $40 million that expired on July 31, 2005. Our lender has agreed to an increase in the amount of the commitment to $60 million effective August 1, 2005.

Interest on advances is payable monthly at a rate per annum equal to the greater of (i) a floating rate equal to the Wall Street Journal Prime Rate or (ii) five percent (5%).

The warehouse facility is secured by a lien on all of the mortgage loans delivered to our lender or in respect of which an advance has been made as well as by all mortgage insurance and commitments issued by insurers to insure or guarantee pledged mortgage loans. Tribeca also assigns all of its rights under third-party purchase commitments covering pledged mortgages and the proceeds of such commitments and its rights with respect to investors in the pledged mortgages to the extent such rights are related to pledged mortgages. In addition, we have provided a guaranty of Tribeca's obligations under the warehouse facility, which is secured by a lien on substantially all of our personal property.

As of June 30, 2005, Tribeca had approximately $9.0 million available under the facility.

Term Loans

As of June 30, 2005, Tribeca, through its subsidiaries, had borrowed an aggregate of $218.8 million in term loans refinancing outstanding advances under the warehouse facility. Each of the term loans is made pursuant and subject to a term loan and security agreement, or term loan agreement, between Tribeca and our lender and a term note. Interest on the loans is payable monthly at a floating rate equal to the highest Federal Home Loan Bank of Cincinnati 30 day advance rate published by Bloomberg under the symbol FHL5LBRI, plus 325 basis points. In addition, upon the closing of each term loan, the applicable subsidiary-borrower pays an origination fee of approximately 1% of the amount of the loan, and pays certain other fees at the termination of the applicable term loan. The unpaid balance of each term loan is amortized over a period of 20 years, but matures three years after the loan was made. Each term loan is subject to mandatory payment under certain circumstances. Each subsidiary-borrower is required to make monthly payments of the principal of its outstanding loan. Each term loan is secured by a lien on certain promissory notes and hypothecation agreements, as well as all monies, securities and other property held by, received by or in transit to our lender. The term loan agreements contain affirmative and negative covenants and events of default customary for financings of this type.

Financing Activities and Contractual Obligations

Below is a schedule of the Company's contractual obligations and commitments at June 30, 2005:

                                                                               Paymnt Due by Period
                           Weighted Average                                Minimum Contractual Obligations
                             Interest Rate                                      (excluding interest)
                             As of 6/30/05          Total       Less Than 1 yr        1-3 yrs           3-5 yrs        Thereafter
Contractual Obligations
  Notes Payable                   6.49%        $  968,924,332   $   70,355,284   $  896,997,950   $       90,984   $    1,480,114
  Warehouse Line                  6.05%            31,034,260       31,034,260               --               --               --
  Rent Obligations                  --              5,429,289          742,717        1,888,165        1,875,560          922,849
  Capital Lease Obligations         --                449,202           77,021          234,752          137,429               --
  Employment Agreements             --              1,374,584          399,584          650,000          325,000               --
                                               --------------   --------------   --------------   --------------   --------------

Total                                          $1,007,211,667   $  102,608,866   $  899,770,867   $    2,428,973   $    2,402,963
                                               ==============   ==============   ==============   ==============   ==============

Interest rates on our borrowings are indexed to the monthly Federal Home Loan Bank of Cincinnati 30 day LIBOR advance rate or Prime, as more fully described above, and accordingly will increase or decrease over time. Minimum contractual obligations are based on minimum required principal payments, including balloon maturities of loans under the master credit facility, the warehouse facility and the term loans. Actual payments will vary depending on actual cash collections and loan sales. Historically, our lender has extended the maturities and balloon payments, although there is no assurance that it will continue to do so.

                         Risks Related to Our Business

If we are not able to identify and acquire portfolios of "scratch and dent" residential mortgage loans on terms acceptable to us, our revenues and profitability could be materially reduced.

      Our success depends upon the continued availability of portfolios of scratch and dent loans, or S&D loans, that meet our purchasing criteria, and our ability to identify and successfully bid to acquire such portfolios. The availability of such portfolios at favorable prices and on terms acceptable to us depends on a number of factors outside of our control, including:

      o     general conditions in the U.S. and regional economies;

      o     interest rates;

      o the demand for residential real estate purchases, refinancing or home equity lines of credit;

      o     real estate values;

      o     underwriting criteria used by originators;

      o     the prices other acquirers are willing to pay;

      o     the securitization market; and

      o     laws and regulations governing consumer lending.

      Significant changes in any of these factors could affect the availability and/or the cost for us to acquire S&D loans. Any increase in the prices we are required to pay for such loans in turn will reduce the profit, if any, we generate from these assets. We cannot predict our future acquisition volume or our ability to submit successful bids to purchase portfolios of S&D loans and we cannot guarantee that we will be able to purchase these assets at the same volume or with the same yields as we have historically purchased. Our acquisition volume has in the past varied substantially from quarter to quarter, and we expect that it will continue to fluctuate in the future. As a result of our business strategy of purchasing pools of mortgage loans and the volatility of such purchases in both amount and timing, our quarter-to-quarter and year-to-year net income may be more volatile than those of other financial services companies. If the volume of S&D loans purchased declines or the yields of those assets decline, we could experience a material decrease in revenues and profitability.

We may not be able to successfully market our residential mortgage loan origination products to non-prime borrowers.

      The success of the loan origination business of our wholly-owned subsidiary, Tribeca Lending Corp., depends on our ability to market Tribeca's loan origination products to non-prime borrowers seeking to obtain residential mortgage loans. Adverse changes in the U.S. economy and the real estate market could result in a decrease in borrowing activity generally, as well as an increase in competition for non-prime borrowers among loan originators, which could reduce the number of loans Tribeca is able to originate. Further, changes in the regulatory environment that result in our adopting more demanding underwriting standards or documentation requirements or other increased restrictions on loans to non-prime borrowers, or the perception that such changes are likely, may also reduce the number of loans Tribeca is able to originate. A reduction in Tribeca's origination business would curtail the growth of the number of loans in our portfolio from which we generate revenue through interest and fee income, loan sales and servicing, which could negatively affect our revenues and financial condition.

Our business is dependent on external financing, and we currently receive all of our financing from a single source. If that source ceases to provide financing to us or increases the cost to us of such financing and we are unable to access alternative external sources of financing on favorable terms or at all, we would not be able to fund and grow our operations and our business will be materially harmed.

      We currently receive all of our external financing from a single source, Sky Bank, under a series of credit facilities, including our master credit facility, term loan agreements, and our warehouse credit and security agreement, or warehouse facility. We refer to our master credit facility, term loan agreements, and certain other agreements under which we have immaterial amounts of debt outstanding collectively as our term loan facilities, and to our term loan facilities and our warehouse facility collectively as our credit facilities. If we lose access to this sole external source of financing for any reason, we will not have the liquidity to fund our business operations.

      We depend on our credit facilities to:

      o     provide the cash necessary to fund our acquisition of S&D loans;

      o     fund our loan originations; and

      o     enable us to hold our loans for investment or pending sale.

      Our credit facilities do not obligate our lender to make any additional credit available to us. Accordingly, there is no guarantee that we will continue to receive additional financing under our current agreements or that our lender will enter into new agreements with us upon the expiration of the current agreements on terms favorable to us or at all. If our lender refuses to extend additional credit to us for any reason, including, for example, a change in its policies, management or control, a change in its criteria for eligible mortgage loans to secure credit advances, a change in the regulatory environment, including a change in the financing of mortgage loans where the lending decision is based entirely or primarily on the borrower's equity in his or her home and not, or to a lesser extent, on a determination of the borrower's ability to repay the loan, or a lack of available funds, we would need to secure comparable financing from the two other banks currently participating with our lender and/or other sources in order to continue to fund our acquisition and origination activities and possibly working capital. There is no guarantee that, in such an event, we would be able to secure other external financing on favorable terms or at all.

      Even if our lender does agree to provide additional financing to us, there is no guarantee that such financing will be on terms as favorable as our current facilities. Our ability to be competitive in both portfolio acquisitions and loan originations depends on the cost of our financing, and any new facility could bear interest at higher rates than we currently pay. Such an increase in our cost of funds would adversely affect our ability to bid competitively for portfolio acquisitions and profitably originate loans, which in turn would have an adverse effect on our business prospects and financial condition.

Our ability to fund increased operating expenses depends on the agreement of our lender to increases in our operating allowance.

      Under our credit facilities, we are required to submit all payments we receive from obligors under pledged mortgage loans to a lockbox maintained by our lender, from which we receive an operating allowance, which is renegotiated from time to time and at least annually, to sustain our business. All amounts submitted to the lockbox in excess of the agreed upon operating allowance are used to pay down amounts outstanding under our credit facilities. The operating allowance may not be sufficient to meet our liquidity needs in the future, particularly as we seek to grow our operations. If it is insufficient, there is no guarantee that our lender will increase our operating allowance, which would have a material adverse impact on our business.

If our lender ceases to renew our maturing loans for additional terms or provide us with refinancing opportunities, our indebtedness will become due and payable upon the contractual maturity of each borrowing.

      The unpaid principal balance of each loan under our master credit facility and term loan agreements is amortized over a twenty-year period, but matures three years after the date the loan was made. Historically, our lender has routinely agreed to renew such loans for additional three-year terms upon their maturity. Similarly, advances under our warehouse facility are required to be repaid within 120 days after the date of advance (or, in some cases, earlier). Our lender has typically allowed us to convert our indebtedness under the warehouse facility to term loans outside the warehouse facility. There is no guarantee that our lender will continue to renew our loans under the term loan agreements or provide us with opportunities to convert borrowings under the warehouse facility into term loans outside the warehouse facility, thereby relieving our immediate repayment obligations. Our lender's refusal to provide us with such renewal and conversion opportunities could cause our indebtedness to become immediately due and payable upon the contractual maturity of such indebtedness, which could result in our insolvency if we are unable to refinance our debt through alternative lenders or other financing vehicles and preclude us from further borrowings. There is no guarantee that we would be able to refinance our debt through alternative lenders on favorable terms or at all because we are highly leveraged and, even taking into consideration the proceeds of this offering, our ratio of equity to assets and/or our ratio of debt to equity may not be sufficient to support traditional borrowing.

Our credit facilities require us to observe certain covenants, and our failure to satisfy such covenants could render us insolvent or preclude our seeking additional financing from this or other sources.

      Our credit facilities require us to observe certain affirmative, negative and financial covenants customary for financings of this type, including a covenant under the master credit facility requiring that we and our subsidiaries maintain a minimum consolidated net worth of at least $10.0 million and a covenant under the warehouse facility requiring that Tribeca and its subsidiaries maintain a minimum consolidated net worth of at least $2.5 million. Failure to satisfy any of these covenants could:

      o cause our indebtedness to become immediately payable, which could result in our insolvency if we are unable to repay our debt; and

      o     preclude us from further borrowings.

      In addition, under our master credit facility, Thomas J. Axon, our Chairman, ceasing to possess, directly or indirectly, the power to direct our management and policies through his ownership of our voting stock constitutes an event of default, which, without a waiver from our lender, would cause our indebtedness to become immediately payable and could result in our insolvency if we are unable to repay our debt.

Our business is sensitive to, and can be materially affected by, changes in interest rates.

      Our business may be adversely affected by changes in interest rates, particularly changes that are unexpected in timing or size. The following are some of the risks we face related to an increase in interest rates:

      o All of our borrowings bear interest at variable rates, while a significant majority of the loans in our portfolio have fixed rates. As a result, an increase in rates is likely to result in an increase in our interest expense without an offsetting increase in interest income. Further, our adjustable rate loans typically provide for less frequent adjustments in response to rate increases than do our borrowings, and sometimes also include interest rate caps. To the extent this is the case, an increase in interest rates would result in a greater increase in our interest expense than in our interest income, which would adversely affect our profitability.

      o An increase in interest rates would adversely affect the value that we would receive upon a sale of loans that bear interest at fixed rates, and our results of operations could be adversely affected.

      o An increase in our funding costs without an offsetting increase in revenue would cause our cash flow to decrease, which in turn may have an adverse impact on our ability to meet our monthly debt service obligations. In the event we are unable to meet our monthly debt service obligations for this or for any other reason, we would be in default under the obligations of our credit facilities and our lender would have the right to accelerate payments under our credit facilities.

      o A substantial and sustained increase in interest rates could harm Tribeca's loan origination volume because refinancings of existing loans, including cash-out refinancings and interest rate-driven refinancings, would be less attractive and qualifying for a purchase loan may be more difficult. Lower origination volume may harm our earnings by reducing origination income, net interest income, prepayment and other servicing fees and gain on sale of loans.

      o An increase in interest rates would result in a slowdown of borrower prepayments and a reduction of revenue as purchase discount accreted into income would decline. An increase in interest rates may also lead to an increase in our borrower defaults, if borrowers have difficulties making their adjustable rate mortgage payments, and a corresponding increase in nonperforming assets, which could decrease our revenues and our cash flows, increase our loan servicing costs and our provision for loan losses, and adversely affect our profitability.

      We are also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which loans are prepaid and reduce our interest income in subsequent periods.

      We do not currently hedge against changes in interest rates because we have determined that the costs associated with establishing hedging strategies outweigh the potential benefits. Our lack of hedges means that we have potentially greater exposure to interest rate volatility, particularly as a result of increases in interest rates, than we would if we were able to successfully employ hedging strategies.

A prolonged economic slowdown or a lengthy or severe recession could harm our operations, particularly if it results in a decline in the real estate market.

      The risks associated with our business are more acute during periods of economic slowdown or recession because these periods may be accompanied by decreased demand for mortgage loans and decreased real estate values, as well as an increased rate of delinquencies, defaults and foreclosures. In particular, any material decline in real estate values would increase the loan-to-value ratios on loans that we hold and, therefore, weaken our collateral coverage, increase the likelihood of a borrower with little or no equity in his or her home defaulting and increase the possibility of a loss if a borrower defaults.

The residential mortgage origination business is a cyclical industry, has recently been at its highest levels ever and may decline, which could reduce the number of mortgage loans we originate and could adversely impact our business.

      The residential mortgage origination business has historically been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and reduced profits. The residential mortgage industry has experienced rapid growth over the past three years due to interest rates that are low by historical standards. The Mortgage Bankers Association of America has predicted that residential mortgage originations will decrease in 2005 due to rising interest rates. During periods of rising interest rates, refinancing originations decrease, as higher interest rates reduce economic incentives for borrowers to refinance their existing mortgages. We expect this to result in a decreased volume of industry-wide originations in the foreseeable future. Historically, the non-prime market has been impacted less by the interest rate cycle than has the market for prime residential mortgage loans. However, there is no assurance that this will continue to be the case in the future. Due to decreasing and stable interest rates over recent years, our historical performance may not be indicative of results in a rising interest rate environment, and our results of operations may be materially adversely affected if interest rates continue to rise.

When we acquire S&D loans, the price we pay is based on a number of assumptions. A material difference between the assumptions we use in determining the value of S&D loans we acquire and our actual experience could harm our financial position.

      The purchase price and carrying value of the S&D loans we acquire is determined largely by estimating expected future cash flows from such loans based on the delinquency, loss, prepayment speed and discount rate assumptions we use. If the amount and timing of actual cash flows are materially different from our estimates, our cash flow and profitability would be materially adversely affected and we could be required to record write-downs that could adversely affect our financial condition.

We may experience higher loan losses than we have reserved for in our financial statements.

      Our loan losses could exceed the allowance for loan losses that we have reserved for in our financial statements. Reliance on historic loan loss experience may not be indicative of future loan losses. Regardless of the underwriting criteria we utilize, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of our loan collateral and problems affecting the credit and business of our borrowers.

We use estimates for recognizing revenue on a majority of our portfolio investments and our earnings would be reduced if actual results are less than our estimates.

      We recognize income from the purchase discount on our portfolio of notes receivable using the interest method. We use this method only if we can reasonably estimate the expected amount and timing of cash to be collected based on historic experience and other factors. We reevaluate estimated future cash flows quarterly. If future cash collections are less than what we estimated they would be, we would recognize less than anticipated purchase discount, which would reduce our earnings.

If we do not manage our growth effectively, our financial performance could be harmed.

      In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our infrastructure. We will need to continue to upgrade and expand our financial, operational, administrative and managerial systems and controls. Further, continued growth could require capital resources beyond what we possess following this offering. In particular, our acquisition and servicing of large "bulk" portfolios relative to our size, such as the two large portfolios acquired in 2004, and our creation of new product lines, such as our Liberty Loan product, requires a significant amount of financial, operational and administrative resources. As a result, we may not able to support such bulk purchases and new product lines without corresponding increases in our general and administrative costs. If we do not manage our growth effectively, our expenses could increase and our business, liquidity and financial condition could be significantly harmed.

      We have outgrown our current office space and have recently completed relocating most of our operating and administrative functions to new facilities in Jersey City, New Jersey. While we are taking precautions to ensure that we retain existing personnel, we may encounter difficulties integrating our new facility, identifying and hiring new personnel and preventing interruptions in our service, communications and other technology.

The inability to attract and retain qualified employees could significantly harm our business.

      We continually need to attract, hire and successfully integrate additional qualified personnel in an intensely competitive hiring environment in order to manage and operate our growing business. The market for skilled acquisitions management, account executives and loan officers is highly competitive and employers have historically experienced a high rate of turnover. Competition for qualified personnel may lead to increased hiring and retention costs. If we are unable to attract, successfully integrate and retain a sufficient number of skilled personnel at manageable costs, we will be unable to continue to acquire, originate and service mortgage loans, which would harm our business, results of operations and financial condition.

We may have to outsource a portion of the servicing of the loans we hold due to capacity constraints or lack of sufficient personnel.

      We require sufficient qualified personnel to service the loans that we hold. On occasion, due to capacity constraints or lack of personnel, we temporarily outsource the servicing of a newly acquired portfolio to a qualified third-party servicer under a sub-servicing agreement. In our experience, a high quality of servicing often has a positive effect on lowering delinquency and default rates. To the extent that we deem it necessary to outsource the servicing of a portion of our loans, we cannot guarantee that the servicing performed by the contracted sub-servicers is at the same level that we would typically perform or that the cash flows realized from the sub-serviced loans will be as good as those we had projected in pricing the acquisition of such loans or realized from otherwise similar loans in our portfolio that we service.

We face intense competition that could adversely impact our market share and our revenues.

      We face intense competition in our loan acquisition and loan origination business from other specialty finance companies, finance and mortgage banking companies, Internet-based lending companies and, to a growing extent, from traditional bank and thrift lenders that are entering the non-prime mortgage industry. Some of our competitors are much larger than we are, have better name recognition than we do, and have far greater financial and other resources than us. Many of our competitors have superior access to capital sources and can arrange or obtain lower costs of financing, resulting in a competitive disadvantage to us with respect to such competitors.

      Competition in our industry can take many forms, including the price and other terms of bids for portfolio acquisitions, the speed with which acquisitions can be completed, interest rates and costs of a loan, stringency of underwriting standards, customer service, amount and term of a loan, and marketing and distribution channels. The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition and may result in increased purchase prices and reduced profitability, potentially to such an extent that we believe that prices in the market are not supported by the fundamentals. In addition, price competition could cause us to lower the interest rates on loans originated by Tribeca, which could lower the value of our loans. Any increase in these pricing and underwriting pressures could reduce the volume of our loan acquisitions and originations and significantly harm our business, results of operations, liquidity and financial condition.

A significant amount of our mortgage loan originations are secured by property in New York and New Jersey, and our operations could be harmed by economic downturns or other adverse events in these states.

      A significant portion of Tribeca's mortgage loan origination activity is concentrated in the northeastern United States, particularly in New York and New Jersey. Of the loans originated by Tribeca and held for investment as of June 30, 2005, a substantial majority of the aggregate principal was secured by property in these two states. An overall decline in the economy or the residential real estate market, the occurrence of events such as a natural disaster or an act of terrorism in the northeastern United States could decrease the value of residential properties in this region. This could result in an increase in the risk of delinquency, default or foreclosure on mortgage loans in our portfolio and restrict Tribeca's ability to originate new mortgage loans, each of which could reduce our revenues, increase our expenses and reduce our profitability.

Competition with other lenders for the business of independent mortgage brokers could negatively affect the volume and pricing of our originated loans.

      We depend in large measure on independent mortgage brokers to source our Liberty Loan product, which currently constitutes the majority of Tribeca's loan production. These independent mortgage brokers have relationships with multiple lenders and are not obligated by contract or otherwise to do business with us. We compete with other lenders for independent brokers' business on pricing, service and other factors. Such competition could negatively affect the volume, quality and pricing of our loans, which could harm our revenues and profitability.

We may not be adequately protected against the risks inherent in non-prime residential mortgage loans.

      The vast majority of the loans we originate are underwritten generally in accordance with standards designed for non-prime residential mortgages. Mortgage loans underwritten under these underwriting standards are likely to experience rates of delinquency, foreclosure and loss that are higher, and may be substantially higher, than prime residential mortgage loans. A majority of the loans originated to date by Tribeca were made under a "limited documentation" program, which generally places the most significant emphasis on the loan-to-value ratio based on the appraised value of the property, and not, or to a lesser extent, on a determination of the borrower's ability to repay the loan. We cannot be certain that our underwriting and loan servicing practices will afford adequate protection against the higher risks associated with loans made to such borrowers. If we are unable to mitigate these risks, our cash flows, results of operations, financial condition and liquidity could be materially harmed.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, vendors and our employees.

      When we acquire and originate mortgage loans, we typically rely heavily upon information supplied by third parties, including the information contained in the loan application, property appraisal, title information and, in some cases, employment and income stated on the loan application. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to the acquisition or funding of the loan, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation except when we purchase loans pursuant to contracts that include a right of return and the seller remains sufficiently creditworthy to render such right meaningful.

An interruption in or breach of our information systems may result in lost business and increased expenses.

      We rely heavily upon communications and information systems to conduct our business. Any failure, interruption or breach in security of or damage to our information systems or the third-party information systems on which we rely could cause delays in performing due diligence, pricing, servicing and underwriting our loans. This could result in increased difficulty in effectively identifying, evaluating and pricing loan portfolios available for purchase, fewer loan applications being received, slower processing of applications, increased expenses and reduced efficiency in loan servicing. In addition, we are required to comply with significant federal and state regulations relating to the handling of customer information, particularly with respect to maintaining the confidentiality of such information. A failure, interruption or breach of our information systems could result in regulatory action and litigation against us. We cannot assure you that such failures or interruptions will not occur or if they do occur that they will be adequately addressed by us or the third parties on which we rely.

The success and growth of our business will depend on our ability to adapt to and implement technological changes to remain competitive, and any failure to do so could result in a material adverse effect on our business.

      Our mortgage loan acquisition, origination and servicing businesses are dependent upon our ability to effectively interface with our sellers, brokers, borrowers and other third parties and to efficiently process loan purchases, applications and closings. Technological advances, such as the ability to automate loan servicing, process applications over the Internet, accept electronic signatures and provide instant status updates, are playing an increasing role in our ability to effectively interact with these third parties. The intense competition in our industry has led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. The failure to acquire new technologies or technological solutions when necessary could limit our ability to remain competitive in our industry and our ability to increase the cost-efficiencies of our operating model, which would harm our business, results of operations and financial condition. Alternatively, adapting to technological changes in the industry to remain competitive may require us to make significant and costly changes to our loan origination and information systems, which could in turn reduce our profitability.

We are exposed to the risk of environmental liabilities with respect to properties to which we take title.

      In the course of our business, we may foreclose on defaulted mortgage loans and take title to the properties underlying those mortgages. If we do take title, we could be subject to environmental liabilities with respect to these properties. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on these properties during our ownership or after a sale to a third party. Environmental defects can reduce the value of and make it more difficult to sell such properties, and we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and cleanup costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. These costs could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operation could be materially and adversely affected. Although we have not to date incurred any environmental liabilities in connection with our real estate owned, there can be no guarantee that we will not incur any such liabilities in the future.

The loss of any of our key executive officers may adversely affect our operations.

      Thomas J. Axon, our Chairman, and Jeffrey R. Johnson, our President and Chief Executive Officer, are responsible for making substantially all of the most significant policy and managerial decisions in our business operations, including determining which large bulk mortgage portfolios to purchase, the purchase price and other material terms of such portfolio acquisitions. These decisions are paramount to the success and growth of our business. These individuals are also instrumental in securing our external financing. The loss of the services of Thomas J. Axon or Jeffrey R. Johnson could disrupt our operations and adversely affect our ability to successfully finance, acquire and service mortgage portfolios, which would harm the prospects of our business.

If we do not obtain and maintain the appropriate state licenses we will not be allowed to originate, purchase and service mortgage loans in some states, which would adversely affect our operations.

      State mortgage finance licensing laws vary considerably. Most states and the District of Columbia impose a licensing obligation to originate first and/or subordinate residential mortgage loans. In some of the states that impose a licensing obligation to originate residential mortgage loans, the licensing obligation also arises to purchase closed mortgage loans. Many of those mortgage licensing laws impose a licensing obligation to service residential mortgage loans. Certain state collection agency licensing laws require entities collecting on delinquent or defaulted loans for others or to acquire such loans to be licensed. If we are unable to obtain and maintain the appropriate state licenses or do not qualify for an exemption, our operations may be adversely affected.

New legislation and regulations directed at curbing predatory lending practices could restrict our ability to originate, purchase, price, sell, or finance non-prime residential mortgage loans, which could adversely impact our earnings.

      The Federal Home Ownership and Equity Protection Act, or HOEPA, identifies a category of residential mortgage loans and subjects such loans to restrictions not applicable to other residential mortgage loans. Loans subject to HOEPA consist of loans on which certain points and fees or the annual percentage rate, which is based on the interest rate and certain finance charges, exceed specified levels. Laws, rules and regulations have been adopted, or are under consideration, at the state and local levels that are similar to HOEPA in that they impose certain restrictions on loans that exceed certain cost parameters. These state and local laws generally have lower thresholds and broader prohibitions than under the federal law. The restrictions include prohibitions on steering borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, flipping or repeatedly refinancing loans and originating loans without a reasonable expectation that the borrowers will be able to repay the loans without regard to the value of the mortgaged property.

      Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a "net tangible benefit" to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten and impact the way in which a loan is underwritten. The remedies for violations of these laws are not based on actual harm to the consumer and can result in damages that exceed the loan balance. Liability for violations of HOEPA, as well as violations of many of the state and local equivalents, would extend not only to us, but to assignees, which may include our warehouse lenders and whole-loan buyers, regardless of whether such assignee knew of or participated in the violation.

      It is our policy not to originate loans that are subject to either HOEPA or these state and local laws and not to purchase high cost loans that violate those laws. If we miscalculate the numerical thresholds described above, however, we may mistakenly originate or purchase such loans and bear the related marketplace and legal risks and consequences. These thresholds below which we try to originate loans create artificial barriers to production and limit the price at which we can offer loans to borrowers and our ability to underwrite, originate, sell and finance mortgage loans. We may cease doing business in jurisdictions in the future where we, or our counterparties, make similar determinations with respect to anti-predatory lending laws. In California, for example, a recently proposed amendment to its state anti-predatory lending law substantially could broaden the trigger test for loans subject to its restrictions. If the numerical thresholds were miscalculated, certain variations of our Liberty Loan product, where the lending decision is or may have been based entirely or primarily on the borrower's equity in his or her home and not, or to a lesser extent, on a determination of the borrower's ability to repay the loan, would violate HOEPA and many of these state and local anti-predatory lending laws. In the past, we have sold a small portion of our Liberty Loan production to third parties on a servicing-released, whole-loan basis. Going forward, however, our ability to finance the origination of Liberty Loans and sell the Liberty Loan product to third parties could be impaired if our financing sources or mortgage investors are required or choose to incorporate prohibitions from certain anti-predatory lending practices into their eligibility criteria, even if the laws themselves do not specifically apply to us.

      We may decide to purchase a loan that is covered by one of these laws, rules or regulations only if, in our judgment, the loan is made in accordance with our strict legal compliance standards and without undue risk relative to litigation or to the enforcement of the loan according to its terms. If we decide to originate loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance, including demands for indemnification or loan repurchases from the parties to whom we broker or sell loans, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions. Any of the foregoing could materially harm our business, financial condition and results of operations.

      Some of our competitors that are national banks or federally chartered thrifts and their operating subsidiaries may not be subject to these state and local laws and may as a consequence be able to capture market share from us and other lenders. Federal regulators have expressed their position that these preemption provisions benefit mortgage subsidiaries of federally chartered institutions as well. In January 2004, the Comptroller of the Currency finalized preemption rules that confirm and expand the scope of this federal preemption for national banks and their operating subsidiaries. Such federal preemption rules and interpretations generally have been upheld in the courts. At least one national rating agency has announced that, in recognition of the benefits of federal preemption, it will not require additional credit enhancement by federal institutions when they issue securities backed by mortgages from a state that it deems to have anti-predatory lending laws with clear and objective standards. As a non-federal entity, we will continue to be subject to such rating agency requirements arising from state or local lending-related laws or regulations. Accordingly, as a mortgage lender that is generally subject to the laws of each state in which we do business, except as may specifically be provided in federal rules applicable to all lenders, we may be subject to state legal requirements and legal risks under state laws to which these federally regulated competitors are not subject, and this disparity may have the effect of giving those federal entities legal and competitive advantages. Passage of additional laws in other jurisdictions could increase compliance costs, lower fee income and lower origination volume, all of which would have a material adverse effect on our results of operations, financial condition and business prospects.

      The 108th United States Congress considered legislation, such as the Ney-Lucas Responsible Lending Act introduced in 2003, which, among other provisions, would limit fees that a lender is permitted to charge, including prepayment fees, restrict the terms lenders are permitted to include in their loan agreements and increase the amount of disclosure required to be given to potential borrowers. Similar legislation has been introduced in the recently-convened 109th Congress. We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business. We are evaluating the potential impact of these initiatives, if enacted, on our lending practices and results of operations. As a result of these and other initiatives, we are unable to predict whether federal, state, or local authorities will require changes in our lending practices in the future, including reimbursement of fees charged to borrowers, or will impose fines. These changes, if required, could adversely affect our profitability, particularly if we make such changes in response to new or amended laws, regulations or ordinances in states where we originate a significant portion of our mortgage loans.

The broad scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

      Because we may originate, purchase and service mortgage loans in all 50 states, we must comply with the laws and regulations pertaining to licensing, disclosure and substantive practices, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and government agencies enforcing these laws, as well as the courts, sometimes interpret the same law in different ways. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to identify comprehensively and to interpret accurately applicable laws and regulations and to employ properly our policies, procedures and systems and train our personnel effectively with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. For example, individual cities and counties have begun to enact laws that restrict non-prime loan origination activities in those cities and counties. State and local governmental authorities have focused on the lending practices of companies in the non-prime mortgage lending industry, sometimes seeking to impose sanctions for practices such as charging excessive fees, imposing interest rates higher than warranted by the credit risk of the borrower, imposing prepayment fees, failing to adequately disclose the material terms of loans and abusive servicing and collection practices.

      Our failure to comply with this regulatory regimen can lead to:

      o civil and criminal liability, including potential monetary penalties;

      o loss of lending licenses or approved status required for continued lending and servicing operations;

      o demands for indemnification or loan repurchases from purchasers of our loans;

      o     legal defenses causing delay and expense;

      o     adverse effects on our ability, as servicer, to enforce loans;

      o the borrower having the right to rescind or cancel the loan transaction;

      o     adverse publicity;

      o     individual and class action lawsuits;

      o     administrative enforcement actions;

      o     damage to our reputation in the industry;

      o     inability to sell our loans; or

      o     inability to obtain credit to fund our operations.

      Although we have systems and procedures directed to compliance with these legal requirements and believe that we are in material compliance with all applicable federal, state and local statutes, rules and regulations, we cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies will not interpret existing laws or regulations in a more restrictive manner, which could render our current business practices non-compliant or which could make compliance more difficult or expensive. These applicable laws and regulations are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently or may be interpreted infrequently. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them. Any ambiguity under a law to which we are subject may lead to regulatory investigations, governmental enforcement actions or private causes of action, such as class action lawsuits, with respect to our compliance with applicable laws and regulations.

If financial institutions face exposure stemming from legal violations committed by the companies to which they provide financing or underwriting services, this could increase our borrowing costs and negatively affect the market for whole-loans and mortgage-backed securities.

      In June 2003, a California jury found a warehouse lender and securitization underwriter liable in part for fraud on consumers committed by a lender to whom it provided financing and underwriting services. The jury found that the investment bank was aware of the fraud and substantially assisted the lender in perpetrating the fraud by providing financing and underwriting services that allowed the lender to continue to operate, and held it liable for 10% of the plaintiff's damages. This is the first case we know of in which an investment bank was held partly responsible for violations committed by a mortgage lender customer. Shortly after the announcement of the jury verdict in the California case, the Florida Attorney General filed suit against the same financial institution, seeking an injunction to prevent it from financing mortgage loans within Florida, as well as damages and civil penalties, based on theories of unfair and deceptive trade practices and fraud. The suit claims that this financial institution aided and abetted the same lender involved in the California case in its commission of fraudulent representations in Florida. As of the date of this prospectus, there has been no ruling in this case. If other courts or regulators adopt this "aiding and abetting" theory, investment banks may face increased litigation as they are named as defendants in lawsuits and regulatory actions against the mortgage companies with which they do business. Some investment banks may exit the business, charge more for warehouse lending and reduce the prices they pay for whole-loans in order to build in the costs of this potential litigation. This could, in turn, have a material adverse effect on our results of operations, financial condition and business prospects.

We may be subject to fines or other penalties based upon the conduct of our independent brokers.

      Mortgage brokers, from which we source some of our Tribeca loans, have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. For example, the FTC entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the "agent" of the lender. The FTC imposed a fine on the lender in part because, as "principal," the lender was legally responsible for the mortgage broker's unfair and deceptive acts and practices. In the past, the United States Department of Justice has sought to hold a non- prime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage broker customers.

We are subject to significant legal and reputational risks and expenses under federal and state laws concerning privacy, use and security of customer information.

      The federal Gramm-Leach-Bliley financial reform legislation imposes significant privacy obligations on us in connection with the collection, use and security of financial and other nonpublic information provided to us by applicants and borrowers. In addition, California has enacted, and several other states are considering enacting, even more stringent privacy or customer-information-security legislation, as permitted under federal law. Because laws and rules concerning the use and protection of customer information are continuing to develop at the federal and state levels, we expect to incur increased costs in our effort to be and remain in full compliance with these requirements. Nevertheless, despite our efforts we will be subject to legal and reputational risks in connection with our collection and use of customer information, and we cannot assure you that we will not be subject to lawsuits or compliance actions under such state or federal privacy requirements. To the extent that a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could substantially increase.

If many of our borrowers become subject to the Servicemembers Civil Relief Act of 2003, our cash flows and interest income may be adversely affected.

      Under the Servicemembers Civil Relief Act, which in 2003 re-enacted the Soldiers' and Sailors' Civil Relief Act of 1940, or the Civil Relief Act, members of the military services on active duty receive certain protections and benefits. Under the Civil Relief Act, a borrower who enters active military service after the origination of his or her mortgage loan generally may not be required to pay interest above an annual rate of 6%, and the lender is restricted from exercising certain enforcement remedies, including foreclosure, during the period of the borrower's active duty status. The Civil Relief Act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. Considering the large number of U.S. Armed Forces personnel on active duty and likely to be on active duty in the future, compliance with the Civil Relief Act could reduce our cash flow and the interest payments collected from those borrowers, and in the event of default or delay, prevent us from exercising the remedies for default that otherwise would be available to us.

Thomas J. Axon effectively controls our company, substantially reducing the influence of our other stockholders.

      Thomas J. Axon, our Chairman, beneficially owned more than 40% of our outstanding common stock. As a result, Mr. Axon will be able to influence significantly the actions that require stockholder approval, including:

      o     the election of our directors; and

      o the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

      Furthermore, the members of the board of directors as a group (including Mr. Axon) beneficially owned a substantial majority of our outstanding common stock. As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval. In addition, Mr. Axon's influence and/or that of our current board members could preclude any unsolicited acquisition of us and consequently materially adversely affect the price of our common stock.

Our organizational documents, Delaware law and our credit facility may make it harder for us to be acquired without the consent and cooperation of our board of directors, management and lender.

      Several provisions of our organizational documents, Delaware law and our credit facility may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of our common stock.

      Our classified board of directors will make it more difficult for a person seeking to obtain control of us to do so. Also, our supermajority voting requirements may discourage or deter a person from attempting to obtain control of us by making it more difficult to amend the provisions of our certificate of incorporation to eliminate an anti-takeover effect or the protections they afford minority stockholders, and will make it more difficult for a stockholder or stockholder group to put pressure on our board of directors to amend our certificate of incorporation to facilitate a takeover attempt. In addition, under the terms of our certificate of incorporation, our board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The ability to issue shares of preferred stock could tend to discourage takeover or acquisition proposals not supported by our current board of directors.

      Section 203 of the Delaware General Corporation Law, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder (such as the owner of 15% or more of our outstanding common stock) for a period of three years following the date that the stockholder became an interested stockholder. The preceding provisions of our organizational documents, as well as Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management, even if such events would be in the best interests of our stockholders.

      In addition, our controlling shareholder ceasing to possess, directly or indirectly, the power to direct our management and policies through his ownership of our voting stock constitutes an event of default under our master credit facility, which, without a waiver from our lender, would cause our indebtedness to become immediately payable and could result in our insolvency if we are unable to repay our debt.

Our quarterly operating results may fluctuate and cause our stock price to decline.

      Because of the nature of our business, our quarterly operating results may fluctuate, which may adversely affect the market price of our common stock. Our results may fluctuate as a result of any of the following:

      o     the timing and amount of collections on loans in our portfolio;

      o the rate of delinquency, default, foreclosure and prepayment on the loans we hold and service;

      o     changes in interest rates;

      o deviations in the amount or timing of collections on loans purchased from our expectations when we purchased such loans;

      o our inability to identify and acquire additional mortgage loan portfolios or to originate loans;

      o a decline in the estimated value of real property securing mortgage loans;

      o increases in operating expenses associated with the growth of our operations;

      o     general economic and market conditions;

      o     the effects of state and federal tax, monetary and fiscal policies;
            and

      o     our inability to obtain additional financing to fund our growth.

      Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our common stock. If the market price of our common stock declines significantly, you may be unable to resell your common stock at or above the offering price. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly, including a decline below the offering price, in the future.

Various factors unrelated to our performance may cause the market price of our common stock to become volatile, which could harm our ability to access the capital markets in the future.

      The market price of our common stock may experience fluctuations that are unrelated to our operating performance. In particular, our stock price may be affected by general market movements as well as developments specifically related to the consumer finance industry and the financial services sector. These could include, among other things, interest rate movements, quarterly variations or changes in financial estimates by securities analysts, governmental or regulatory actions or investigations of us or our lenders, or a significant reduction in the price of the stock of another participant in the consumer finance industry. This volatility may make it difficult for us to access the capital markets through additional secondary offerings of our common stock, regardless of our financial performance, and such difficulty may preclude us from being able to take advantage of certain business opportunities or meet our obligations.

Future sales of our common stock may depress our stock price.

      Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. As of the conclusion of our recent public offering, 5,179,052 shares held by current stockholders and members of our senior management will be subject to a lock-up period through January 21, 2006. The remainder of our outstanding shares are freely tradeable. We may also issue additional shares in connection with our business and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

Compliance with the rules of the market in which our common stock trades and proposed and recently enacted changes in securities laws and regulations are likely to increase our costs.

      The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission and the national securities exchanges have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices for public companies, including ourselves. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee. Our common stock has been approved for listing on The Nasdaq National Market. Accordingly, we will have to comply with a number of qualitative and quantitative requirements. We have no prior experience with the level of compliance required by Nasdaq, and, as a result, such compliance will require additional cost and effort on our part.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows.

Interest Rate Risk

Interest rate fluctuations can adversely affect our operating results and present a variety of risks, including the risk of a mismatch between the repricing of interest-earning assets and borrowings, variances in the yield curve and changing prepayment rates on notes receivable, loans held for investment and loans held for sale.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply and other factors beyond our control may also affect interest rates. Fluctuations in market interest rates are neither predictable nor controllable and may have a material adverse effect on our business, financial condition and results of operations.

The Company's operating results will depend in large part on differences between the interest earned on its assets and the interest paid on its borrowings. Most of the Company's assets, consisting primarily of mortgage notes receivable, generate fixed returns and have terms in excess of five years, while the majority of loans held for investment generate fixed returns for the first two years and six-month adjustable returns thereafter. We fund the origination and acquisition of these assets with borrowings, which have interest rates that are based on the monthly Federal Home Loan Bank of Cincinnati ("FHLB") 30-day advance rate. In most cases, the interest income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. Consequently, changes in interest rates, particularly short-term rates, will significantly impact our net interest income and, therefore, net income. Our borrowings bear interest at rates that fluctuate with the FHLB Bank of Cincinnati 30-day advance rate or, to a lesser extent, the prime rate. Based on approximately $1.0 billion of borrowings under term loan and warehouse facilities outstanding at June 30, 2005, a 1% increase in both FHLB and prime rates could increase quarterly interest expense by approximately $2.5 million, pre tax, which would negatively impact our quarterly after tax net income. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income and the market value of our net assets.

The value of our assets may be affected by prepayment rates on investments. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty. When we originate and purchase mortgage loans, we expect that such mortgage loans will have a measure of protection from prepayment in the form of prepayment lockout periods or prepayment penalties. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

Real Estate Risk

Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions, which may be adversely affected by industry slowdowns and other factors; local real estate conditions (such as the supply of housing or the rapid increase in home values). Decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our mortgage loans, which could cause us to suffer losses on the ultimate disposition of foreclosed properties.

We purchase and originate principally fixed and adjustable rate residential mortgage loans, which are secured primarily by the underlying single-family properties. Because the vast majority of our loans are to non-prime borrowers, delinquencies and foreclosures are substantially higher than those of prime mortgage loans, and if not serviced actively and effectively could result in an increase in losses on dispositions of properties acquired through foreclosure. In addition, a decline in real estate values would reduce the value of the residential properties securing our loans, which could lead to an increase in borrower defaults, reductions in interest income and increased losses on the disposition of foreclosed properties.

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

There have been no significant changes in the Company's internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date the Company carried out its most recent evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We issued and/or sold the following securities during the period covered by this Quarterly Report on Form 10Q.

In April 2005, we issued Paul D. Colasono, our Chief Financial Officer, 17,000 shares of restricted common stock as compensation.

In April 2005, we issued 7,000 shares of restricted stock as compensation to each of Craig Galea, Managing Director of Tribeca Lending Corporation, a wholly-owned subsidiary of the Registrant, and Paride "Alex de Calice, Managing Director of Sales and Marketing Acquisition of the Registrant.

We offered and sold the above shares in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, or the "Act", pursuant to section 4(2) of the Act. No underwriters were involved in connection with any of the sales or issuances of securities of the shares.

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

            On May 5, 2005 at the Company's annual meeting the shareholders voted to elect nine directors to the Company's Board of Directors, and to ratify the appointment of Deloitte & Touche LLP as the Company's independent public auditors for the fiscal year ending December 31, 2005

-------------------------------------------------------------------------------------------------------------------------
Election of Directors              For               Against          Abstained        No-votes           Total
---------------------              ---               -------          ---------        --------           -----
Director
--------
-------------------------------------------------------------------------------------------------------------------------
Thomas J. Axon                     4,258,154         0                185              1,792,693          6,062,295
-------------------------------------------------------------------------------------------------------------------------
Jeff Johnson                       4,258,154         0                185              1,792,693          6,062,295
-------------------------------------------------------------------------------------------------------------------------
Robert M. Chiste                   4,258,154         0                185              1,792,693          6,062,295
-------------------------------------------------------------------------------------------------------------------------
Michael Bertash                    4,258,154         0                185              1,792,693          6,062,295
-------------------------------------------------------------------------------------------------------------------------
Frank B. Evans                     4,258,154         0                185              1,792,693          6,062,295
-------------------------------------------------------------------------------------------------------------------------
Alexander Gordon Jardin            4,258,154         0                185              1,792,693          6,062,295
-------------------------------------------------------------------------------------------------------------------------
Steven W. Lefkowitz                4,258,154         0                185              1,792,693          6,062,295
-------------------------------------------------------------------------------------------------------------------------
Allan R. Lyons                     4,258,154         0                185              1,792,693          6,062,295
-------------------------------------------------------------------------------------------------------------------------
William F. Sullivan                4,258,154         0                185              1,792,693          6,062,295
-------------------------------------------------------------------------------------------------------------------------

Independent Public Auditors        For             Against      Abstained          No Votes                    Total
--------------------------------------------------------------------------------------------------------------------
Deloitte & Touche LLP              4,251,654         0              6,685              1,803,959          6,062,295

Item 5. Other information None

Item 6. Exhibits

                                  EXHIBIT INDEX

Exhibit
No.         Exhibit
-------     -------

3.1         Fifth Amended and Restated Certificate of Incorporation.
            Incorporated by reference to Appendix A to Franklin Credit Management Corporation's (the "Company") Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission (the "Commission") on January 20, 2005.

3.2 Amended and Restated By-laws. Incorporated by reference to Appendix B to the Company's Definitive Information Statement on Schedule 14C, filed with the Commission on January 20, 2005.

10.1 Restricted Stock Grant Agreement, dated as of April 13, 2005, between the Company and Paul D. Colasono. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on May 16, 2005.

10.2 Second Amendment to the Warehouse Credit Agreement, effective as of May 19, 2005, between Tribeca Lending Corporation and Sky Bank. Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-125681) (the "Registration Statement"), filed with the Commission on June 9, 2005.

10.3 Employment Agreement, dated as of June 7, 2005, between the Company and Joseph Caiazzo. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on June 9, 2005.

10.4        Letter, dated July 19, 2005, from Sky Bank to the Company.
            Incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement, filed with the Commission on July 19, 2005..

10.5 Letter, dated July 19, 2005, from Sky Bank to Tribeca Lending Corporation. Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement, filed with the Commission on July 19, 2005.

10.6 Underwriting Agreement, dated July 19, 2005, between the Company and Ryan Beck & Co., Inc. Incorporated by reference to the Exhibit 10.3 of the Company's Current Report on Form 8-K, filed with the Commission on July 20, 2005.

10.7 Lease, dated July 27, 2005, between the Company and 101 Hudson Leasing Associates. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on July 29, 2005.

*21.1       Subsidiaries of the Company.

*31.1 Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. Filed with the Commission on April 4, 2005.

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

----------------------------
*     Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 15, 2005

                           FRANKLIN CREDIT MANAGEMENT CORPORATION


                           By: /s/ JEFFREY R. JOHNSON
                               --------------------------
                                   Jeffrey R. Johnson
                                   President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature                      Title                             Date


/s/JEFFREY R. JOHNSON
----------------------         Chief Executive Officer           August, 15 2005
Jeffrey R. Johnson                and Director                   ---------------
(Chief Executive Officer)


/s/PAUL COLASONO
----------------------         Executive Vice President,         August 15, 2005
Paul Colasono                     Chief Financial Officer        ---------------
(Principal Financial Officer)