Form 10-Q
period 2005-09-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2005-11-14
CIK 831246

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

                For the quarterly period ended September 30, 2005

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

As of November 11, 2005 the issuer had 7,579,295 of shares of Common Stock, par value $0.01 per share, outstanding.

================================================================================

                     FRANKLIN CREDIT MANAGEMENT CORPORATION

                                    FORM 10-Q

                                      INDEX

                                 C O N T E N T S
                                 ---------------


PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----

Item 1. Financial Statements (unaudited)

            Consolidated Balance Sheets at September 30, 2005 and
            December 31, 2004                                                  3

            Consolidated Statements of Income for the three and nine
            months ended September 30, 2005 and September 30, 2004             4

            Consolidated Statement of Changes in Stockholders' Equity
            for the nine months ended September 30, 2005                       5

            Consolidated Statements of Cash Flows for the nine
            months ended September 30, 2005 and September 30, 2004             6

            Notes to Consolidated Financial Statements                      7-17

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          18-52

Item 3. Quantitative and Qualitative Disclosures about Market Risk            53

Item 4. Controls and Procedures                                               55

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           56

Item 3. Defaults Upon Senior Securities                                       56

Item 4. Submission of Matters to a Vote of Security Holders                   56

Item 5. Other Information                                                     56

Item 6. Exhibits and Reports on Form 8-K                                   57-58

SIGNATURES                                                                    59

CERTIFICATIONS                                                             60-63

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------

ASSETS                                          September 30, 2005    December 31, 2004
                                                ------------------    -----------------
Cash and cash equivalents                       $       30,955,578    $      19,648,271
Short-term investments                                  11,782,171                   --
Notes Receivable:
  Principal                                            843,050,111          811,885,856
  Purchase discount                                    (21,712,793)         (32,293,669)
  Allowance for loan losses                            (71,798,576)         (89,628,299)
                                                ------------------    -----------------

           Net notes receivable                        749,538,742          689,963,888

Originated loans held for sale                          12,445,385           16,851,041

Originated loans held for investment - net             296,757,967          110,496,274

Accrued interest receivable                             11,413,166            8,506,252

Other real estate owned                                 16,576,369           20,626,156

Other receivables                                        8,509,305            5,366,500

Deferred tax asset                                         517,166              583,644

Other assets                                            11,426,635           10,577,344

Building, furniture and equipment - net                  3,478,299            1,290,442

Deferred financing costs - net                           9,326,456            7,600,942
                                                ------------------    -----------------

Total assets                                    $    1,162,727,239    $     891,510,754
                                                ==================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses         $       15,602,698    $      11,572,764
  Financing agreements                                  39,125,109           39,540,205
  Notes payable                                      1,052,684,209          807,718,038
  Deferred tax liability                                 5,425,663            3,123,865
                                                ------------------    -----------------

           Total liabilities                         1,112,837,679          861,954,872
                                                ------------------    -----------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $.001 par value; authorized
    3,000,000; issued - none
  Common stock, $.01 par value, 22,000,000
     authorized shares;                                         --                   --
     issued and outstanding: 7,579,29
     in 2005 and 6,062,295 in 2004                          75,793               60,623
  Additional paid-in capital                            20,650,995            7,354,778
  Retained earnings                                     29,162,772           22,140,481
                                                ------------------    -----------------

           Total stockholders' equity                   49,889,560           29,555,882
                                                ------------------    -----------------

Total liabilities and stockholders' equity      $    1,162,727,239    $     891,510,754
                                                ==================    =================

                See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                          2005          2004            2005           2004
                                                     ------------   ------------    ------------   ------------
REVENUES:
    Interest income                                  $ 24,563,184   $ 16,628,125    $ 71,418,710   $ 38,618,733
    Purchase discount earned                            3,146,839      2,969,825       8,266,115      6,039,002
    Gain on sale of notes receivable                      644,985        229,840       1,310,887      1,074,742
    Gain on sale of originated loans held for sale        542,588      1,026,372       2,232,681      3,171,801
    Gain (loss) on sale of other real estate owned        535,308       (145,846)      1,191,692        227,551
    Prepayment and other income                         2,245,954      1,257,141       6,291,800      3,680,559
                                                     ------------   ------------    ------------   ------------
                                                       31,678,858     21,965,457      90,711,885     52,812,388
                                                     ------------   ------------    ------------   ------------

OPERATING EXPENSES:
    Interest expense                                   18,018,930      9,939,303      47,319,051     20,733,508
    Collection, general and administrative              7,600,208      5,974,354      23,368,940     16,167,756
    Provision for loan losses                           1,080,155        728,504       3,331,087      2,436,763
    Amortization of deferred financing costs            1,233,089        584,916       2,938,810      1,738,043
    Depreciation                                          365,170        118,590         779,998        368,214
                                                     ------------   ------------    ------------   ------------
                                                       28,297,552     17,345,667      77,737,886     41,444,284
                                                     ------------   ------------    ------------   ------------


Income before provision for income taxes                3,381,306      4,619,790      12,973,999     11,368,104
                                                     ------------   ------------    ------------   ------------

Provision for income taxes                              1,538,506      2,102,004       5,951,708      5,176,004
                                                     ------------   ------------    ------------   ------------

Net income                                           $  1,842,800   $  2,517,786    $  7,022,291   $  6,192,100
                                                     ============   ============    ============   ============

Net income per common share:
    Basic                                            $       0.26   $       0.43    $       1.09   $       1.05
    Diluted                                          $       0.24   $       0.37    $       1.00   $       0.92
                                                     ============   ============    ============   ============
Weighted average number of shares
    outstanding, basic                                  7,158,406      5,916,527       6,444,943      5,916,527
                                                     ============   ============    ============   ============
Weighted average number of shares
    outstanding, diluted                                7,825,406      6,815,141       7,043,554      6,749,544
                                                     ============   ============    ============   ============

                See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2005 (Unaudited)
--------------------------------------------------------------------------------

                                          Common Stock       Additional
                                   ------------------------    Paid-In       Retained
                                    Shares        Amount       Capital       Earnings       Total
-----------------------------------------------------------------------------------------------------
Balance, January 1, 2005           6,062,295   $    60,623   $ 7,354,778   $22,140,481   $29,555,882

     Net income                                                              7,022,291     7,022,291
     Issuances of common stock       252,000         2,520       652,855            --       655,375
     Stock offering, net           1,265,000        12,650    12,643,362            --    12,656,012

                                   ------------------------------------------------------------------
Balance, September 30, 2005        7,579,295   $    75,793   $20,650,995   $29,162,772   $49,889,560

                                   =================================================================

                See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                               Nine Months Ended September 30,
                                                                  2005                2004
                                                             ---------------    ---------------
Cash flows from operating activities:
  Net income                                                 $     7,022,291    $     6,192,100
  Adjustments to reconcile income to net cash
    provided by (used in) operating activities:
      Gain on sale of notes receivable                            (1,310,887)        (1,074,742)
      Gain on sale of other real estate owned                     (1,191,692)          (227,551)
      Gain on sale of originated loans held for sale              (2,232,681)        (3,171,801)
      Depreciation                                                   779,998            368,214
      Amortization of deferred financing costs                     2,938,810          1,738,043
      Origination of loans held for sale                         (47,379,995)      (130,834,004)
      Non-cash compensation expense                                  430,190                 --
      Proceeds from the sale of and principal collections
       on loans held for sale                                     51,352,615         86,497,788
      Purchase discount earned                                    (8,266,115)        (6,039,002)
      Provision for loan losses                                    3,331,087          2,436,763
 Changes in operating assets and liabilities:
      Accrued interest receivable                                 (2,906,914)        (3,432,190)
      Other receivables                                           (3,142,805)        (1,770,765)
      Deferred tax asset                                              66,478             67,232
      Other assets                                                  (849,291)          (774,720)
      Current tax liability                                               --             61,011
      Deferred tax liability                                       2,301,798             91,115
      Accounts payable and accrued expenses                        4,029,934          2,108,823
                                                             ---------------    ---------------
       Net cash provided by (used in) operating activities         4,972,820        (47,763,686)
                                                             ---------------    ---------------

Cash flows from investing activities:
  Decrease in restricted cash                                             --            299,986
  Purchase of notes receivable                                  (291,141,892)      (438,971,026)
  Principal collections on notes receivable
    and loans held for investment                                260,096,623        143,954,741
  Investment in short-term securities                            (11,764,000)                --
  Originations of loans held for investment                     (251,985,682)                --
  Acquisition and loan fees                                       (2,481,179)        (4,223,652)
  Proceeds from sale of other real estate owned                   25,649,992         15,077,792
  Proceeds from sale of loans held for investment                  8,375,669                 --
  Proceeds from sale of notes receivable                          15,120,539          8,625,688
  Purchase of building, furniture and equipment                   (2,967,855)          (456,636)
                                                             ---------------    ---------------
       Net cash used in investing activities                    (251,097,785)      (275,693,107)
                                                             ---------------    ---------------

Cash flows from financing activities:
  Proceeds from notes payable                                    556,081,930        494,919,071
  Principal payments of notes payable                           (311,115,759)      (175,212,350)
  Proceeds from financing agreements                             301,055,917        134,886,080
  Principal payments of financing agreements                    (301,471,013)      (123,021,049)
  Proceeds from issuance of common stock                          12,656,012                 --
  Exercise of stock options                                          225,185                 --
                                                             ---------------    ---------------
       Net cash provided by financing activities                 257,432,272        331,571,752
                                                             ---------------    ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           11,307,307          8,114,959

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    19,648,271         14,418,876
                                                             ---------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $    30,955,578    $    22,533,835
                                                             ===============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments for interest                                   $    45,253,723    $    19,210,233
                                                             ===============    ===============
Cash payments for taxes                                      $     3,367,101    $     4,739,000
                                                             ===============    ===============

                See notes to consolidated financial statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1.  Business

      As used herein references to the "Company," "FCMC," "we," "our" and "us" refer to Franklin Credit Management Corporation, collectively with its subsidiaries.

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

      From inception through September 30, 2005, we had purchased and originated in excess of $2.6 billion in mortgage loans. As of September 30, 2005, we had total assets of $1.16 billion and our portfolios of notes receivable and loans held for investment, net, totaled $1.05 billion.

      In early August 2005, we completed the public offering of 1,265,000 of shares of our common stock at a public offering price of $11.50 per share (including an exercise in full of the underwriter's over allotment option to purchase 165,000 shares). The offering resulted in net proceeds to us and the addition to equity of approximately $12.6 million. As a result of the additional equity raised, in combination with retained earnings, total stockholders' equity was $49.9 million at September 30, 2005 compared with $29.6 million at December 31, 2004. In conjunction with the public offering, the Company's common stock ceased to be quoted on the Over-the-Counter Bulletin Board under the symbol "FCSC" and commenced trading on The NASDAQ National Market under the symbol "FCMC."

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

            We refer to the S&D loans we acquire as "notes receivable." During the first nine months of 2005, we purchased notes receivable with an aggregate unpaid principal balance of $315.2 million at an aggregate purchase price equal to 92% of the face amount of the notes. In the third quarter of 2005, we purchased notes receivable with an aggregate unpaid principal balance of $121.6 million at an aggregate purchase price equal to 97% of the face amount of the notes.

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

      During the first nine months of 2005, we originated $299.4 million in non-prime mortgage loans. We originated approximately 48% of our mortgage loans on a retail basis and approximately 52% through our wholesale network of mortgage brokers during 2005. We hold the mortgages we originate for our portfolio or sell them for cash in the whole loan market, depending on market conditions and our own portfolio goals. From our inception through September 30, 2005, we originated loans with a face value of $745 million, $309.2 million of which we retained for sale or investment as of September 30, 2005.

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

      Reclassification- Certain prior period amounts have been reclassified to conform to the current period presentation.

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

                                               Three Months Ended September 30,
                                                     2005         2004
                                                 -----------   -----------
CONSOLIDATED REVENUE
    Portfolio asset acquisition and resolution   $23,042,339   $18,607,190
    Mortgage banking                               8,636,519     3,358,267
                                                 -----------   -----------
  Consolidated Revenue                           $31,678,858   $21,965,457
                                                 ===========   ===========

CONSOLIDATED INCOME BEFORE INCOME TAXES
    Portfolio asset acquisition and resolution   $ 1,642,314   $ 3,517,400
    Mortgage banking                               1,738,992     1,102,390
                                                 -----------   -----------
  Consolidated Income before income taxes        $ 3,381,306   $ 4,619,790
                                                 ===========   ===========

                                                     Nine Months Ended September 30,
                                                        2005                2004
                                                 ------------------   ------------------
CONSOLIDATED REVENUE
    Portfolio asset acquisition and resolution   $       69,562,213   $       44,361,474
    Mortgage banking                                     21,149,672            8,450,914
                                                 ------------------   ------------------
  Consolidated Revenue                           $       90,711,885   $       52,812,388
                                                 ==================   ==================

CONSOLIDATED INCOME BEFORE INCOME TAXES
    Portfolio asset acquisition and resolution   $        8,464,377   $        9,239,730
    Mortgage banking                                      4,509,622            2,128,374
                                                 ------------------   ------------------
Consolidated Income before income taxes          $       12,973,999   $       11,368,104
                                                 ==================   ==================

                                                 September 30, 2005    December 31, 2004
                                                 ------------------   ------------------
CONSOLIDATED ASSETS
    Portfolio asset acquisition and resolution   $      828,319,874   $      754,234,144
    Mortgage banking                                    334,407,365          137,276,610
                                                 ------------------   ------------------
  Consolidated Assets                            $    1,162,727,239   $      891,510,754
                                                 ==================   ==================

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

      Cash and Cash Equivalents - Cash and cash equivalents includes cash and certain investments with original maturities of three months or less, with the exception of restricted cash, if any. The Company maintains accounts at banks, which at times may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

      Short-term Investments - The Company's short-term investments include U.S. treasury bills and investment-grade commercial paper. The Company's short-term investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs and expansion of the loan portfolio.

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

      In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. Accrual of interest on notes receivable, including impaired notes receivable, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Subsequent recognition of income occurs only to the extent payment is received, subject to management's assessment of the collectibility of the remaining interest and principal. A non-accrual note is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time.

      Discounts on Acquired Loans - Effective January 1, 2005, as a result of the required adoption of SOP 03-3 the Company was required to change its accounting for loans acquired subsequent to December 31, 2004 which have evidence of deterioration of credit quality since origination and for which it is probable, at the time of our acquisition, that the Company will be unable to collect all contractually required payments. For these loans, the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated by us at the time of acquisition is not accreted into income (nonaccretable discount). The amount representing the excess of cash flows estimated by us at acquisition over the purchase price is accreted into interest income over the life of the loan (accretable discount).

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

            There is judgment involved in estimating the amount of the loan's future cash flows. The amount and timing of actual cash flows could differ materially from management's estimates, which could materially affect our financial condition and results of operations. Depending on the timing of an acquisition, a preliminary allocation may be utilized until a final allocation is established. Generally, the allocation will be finalized no later than ninety days from the date of purchase.

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

      Effective January 1, 2005, and as a result of the required adoption of SOP 03-3, additions to the valuation allowances relating to newly acquired loans reflect only those losses incurred by us subsequent to acquisition. The Company no longer increases the allowances through allocations from purchase discount for loans that meet the requirements of SOP 03-3. Additionally, general risk allocations are no longer applied to loans purchased subsequent to December 31, 2004. Consequently, the allowance for loan losses has declined since the adoption of SOP 03-3, and it is anticipated that the allowance will continue to decline as credits for loan losses may continue to be recorded if loans pay off and allowances related to these loans are not required or additions due to loan impairment are not required.

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

      Originated Loans Held for Investment - Originated loans held for investment consists primarily of secured real estate first and second mortgages originated by the Company. Such loans are performing and are carried at the amortized cost of the loan. In general, interest on originated loans held for investment is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. Accrual of interest including impaired loans is discontinued when management believes, after considering economic and business conditions and collection efforts that the borrower's financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Subsequent recognition of income occurs only to the extent payment is received, subject to management's assessment of the collectibility of the remaining interest and principal. A non-accrual loan is restored to an accrual status when the collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time.

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

      Deferred Financing Costs - Deferred financing costs, which include origination fees incurred in connection with obtaining financing, are deferred and are amortized over the term of the related loan.

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

      Prepayment and Other Income - Prepayment and other income consists of prepayment penalties, application fees on originated loans, late charges, and other miscellaneous income. Such income is recognized on a cash basis.

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

      b.    Short-term   Investments  -  These   investments   mature   monthly;
            therefore, the carrying values reported in the consolidated balance sheets are a reasonable estimate of fair value.

      c. Notes Receivable - Fair value of the net note receivable portfolio is estimated by discounting the estimated future cash flows using the interest method. The fair value of notes receivable at September 30, 2005 and December 31, 2004 was equivalent to their carrying value of $749,538,742 and $689,963,888, respectively.

      d. Loans Held for Investment, Loans Held for Sale - The carrying values reported in the consolidated balance sheets are a reasonable estimate of fair value.

      e. Short-term Borrowings - The interest rates on financing agreements and other short-term borrowings reset on a monthly basis therefore, the carrying amounts of these liabilities approximate their fair value. The fair value at September 30, 2005 and December 31, 2004 was $39,125,109 and $39,540,205, respectively.

      f. Long-Term Debt - The interest rate on the Company's long-term debt (notes payable) is a variable rate that resets monthly; therefore, the carrying value reported in the balance sheet approximates fair value at $1,052,684,209 and $807,718,038 at September 30, 2005 and
            December 31, 2004, respectively.

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

      Accounting for Stock Options - We have adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, effective December 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148 and SFAS No. 123, we continue to apply the accounting provisions of Accounting Principles Board ("APB") Opinion Number 25, Accounting for Stock Issued to Employees ("APB Opinion 25"), and related interpretations, with regard to the measurement of compensation cost for options granted under our Stock Option Plans. SFAS No. 123 and APB Opinion 25 require only that the expense relating to employee stock options be disclosed in the footnotes to the consolidated financial statements.

      Our Stock Incentive Plan is accounted for under the recognition and measurement principles of APB Opinion 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards:

                                                              Three Months               Three Months
                                                       Ended September 30, 2005    Ended September 30, 2004
                                                       ------------------------    ------------------------
Net income - as reported                               $            1,842,800      $            2,517,786
Net income - pro forma                                 $            1,798,836      $            2,510,661

Earnings per share:
Net income per common share - basic - as reported      $                 0.26      $                 0.43
Net income per common share - basic - pro forma        $                 0.25      $                 0.42
Net income per common share - dilutive - as reported   $                 0.24      $                 0.37
Net income per common share - dilutive - pro forma     $                 0.23      $                 0.37

                                                              Nine Months                 Nine Months
                                                       Ended September 30, 2005    Ended September 30, 2004
                                                       ------------------------    ------------------------
Net income - as reported                               $            7,022,291      $            6,192,100
Net income - pro forma                                 $            6,940,982      $            6,170,725

Earnings per share:
Net income per common share - basic - as reported      $                 1.09      $                 1.05
Net income per common share - basic - pro forma        $                 1.08      $                 1.04
Net income per common share - dilutive - as reported   $                 1.00      $                 0.92
Net income per common share - dilutive - pro forma     $                 0.99      $                 0.91

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

      There were 106,500 options granted to management and the board of directors during the nine months ended September 30, 2005. In addition, 221,000 shares of common stock were issued upon exercise of options previously issued to management and certain members of the board of directors. The options had an average exercise price of approximately $1.02 per share.

      Recent Accounting Pronouncements

      Effective January 1, 2005, and as a result of the required adoption of SOP 03-3 the Company changed its discount accounting as it relates to loans that were acquired subsequent to December 31, 2004 and which have evidence of deterioration of credit quality since origination and, for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments. For such loans, the excess of contractual cash flows over cash flows estimated at the time of acquisition (nonaccretable discount) is not accreted into income. The remaining amount, representing the excess of the loan's estimated cash flows over the purchase price (accretable discount) is accreted into income over the life of the loan). Adoption of SOP 03-3 may result in an increase in our provision for loan losses in future periods and may also result in an increase in purchase discount earned in future periods.

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

      This statement prohibits investors from displaying discount on the face of its balance sheet or creating valuation allowances at the time of acquisition when such loans are within the scope of this statement.

      The following table sets forth certain information relating to the activity in the accretable and nonaccretable discount in accordance with SOP 03-3 for the periods indicated:

                                                         Three Months Ended      Nine Months Ended
                                                                       September 30,
Accretable Discount                                              2005                   2005
------------------------------------------               ------------------    ------------------
Balance, beginning of period                             $        6,721,220    $               --
New Acquisitions                                                  4,250,315            19,233,009
Accretion                                                          (460,587)             (717,572)
Transfers to non-accretable portion upon initial
  allocation adjustments                                         (1,286,072)           (9,221,874)
Net reductions relating to loans sold                              (165,732)             (234,419)
                                                         ------------------    ------------------
Balance, 9/30/2005                                       $        9,059,144    $        9,059,144
                                                         ==================    ==================

                                                         Three Months Ended     Nine Months Ended
                                                                       September 30,
Non-Accretable Discount                                          2005                  2005
------------------------------------------               ------------------    ------------------
Balance, beginning of period                             $       13,338,079    $               --
New Acquisitions                                                    124,147             5,586,080
Transfers from accretable portion upon
  initial allocation adjustments                                  1,286,072             9,221,874
Net reductions relating to loans sold                               (94,327)             (153,983)
                                                         ------------------    ------------------
Balance, 9/30/2005                                       $       14,653,971    $       14,653,971
                                                         ==================    ==================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Safe Harbor Statements. Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in forward-looking statements made by the Company. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, and changes in the level of growth in the finance and housing markets; (ii) the status of our relations with our sole lender and the lender's willingness to extend additional credit to us;
(iii) the availability for purchases of additional loans; (iv) the availability of sub-prime borrowers for the origination of additional loans; (vi) changes in the statutes or regulations applicable to our business or in the interpretation and enforcement thereof by the relevant authorities; (vii) the status of our regulatory compliance; and (viii) other risks detailed from time to time in our SEC reports and filings. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company's filings with the Securities and Exchange Commission, including, but not limited to, those factors discussed under the caption "Interest Rate Risk" and "Real Estate Risk" in the Company's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, and under the heading "Risk Factors" set forth herein, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

      Net income totaled $1.8 million for the third quarter of 2005, compared with $2.5 million for the third quarter of 2004. The decrease in 2005 third quarter net income was driven largely by a decrease in net interest income, which was the result of the rise in short-term interest rates since mid-2004. Earnings per common share for the third quarter of 2005 was $0.24 on a diluted basis and $0.26 on a basic basis, compared to $0.37 and $0.43, respectively, for the third quarter of 2004. Earnings per common share for the third quarter of 2005 was affected in part by the increase in the number of shares outstanding as a result of the Company's stock offering, which was completed in August. Our third quarter revenues increased by 44% to $31.7 million from third quarter 2004 revenues of $22.0 million. The third quarter revenue increase was the result of growth in our portfolio of notes receivable and loans held for investment during the last seven months of 2004 and the first nine months of 2005. During the third quarter, we acquired loans with an aggregate face amount of $121.6 million and we originated $106.1 million of non-prime residential mortgage loans. Our total portfolio of net notes receivable, loans held for sale and loans held for investment at the end of the third quarter of 2005 had grown to $1.06 billion from $817.3 million at the end of 2004. Our total debt outstanding grew to $1.09 billion at September 30, 2005 from $847.3 million at the end of 2004. Our average cost of funds during the third quarter of 2005 increased to 6.86% from 5.26% during the third quarter of 2004. Stockholders' equity at September 30, 2005 had increased by 69% since year-end 2004 to $49.9 million, or 4.29% of September 30, 2005 assets, due to the company's common stock offering and the retention of net income.

Application of Critical Accounting Policies and Estimates

      The following discussion and analysis of financial condition and results of operations is based on the amounts reported in our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In preparing the consolidated financial statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on our consolidated financial statements. The following is a summary of the accounting policies believed by management to be most critical in their potential effect on our financial position or results of operations. The
Company's significant accounting policies are described in Note 1 to the December 31, 2004 consolidated financial statements filed on Form 10-K, and have not been changed in 2005 except for adoption of SOP 03-3 as described below.

      Notes Receivable and Income Recognition - Our notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions, mortgage banks and finance companies. Notes receivable are performing, reperforming or nonperforming at the time of purchase and are usually purchased at a discount from the principal balance remaining. Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. Notes purchased after December 31, 2004, under AICPA Statement of Position ("SOP") No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"), are stated at amortized cost. We have the ability and intent to hold these notes until maturity, payoff or liquidation of the collateral. Impaired notes receivable are measured based on the present value of expected future cash flows discounted at the note's effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is collateral dependent. We periodically evaluate the collectibility of both interest and principal of our notes receivable to determine whether they are impaired. A note receivable is considered impaired when it is probable that we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement.

      In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. Accrual of interest on notes receivable, including impaired notes receivable, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Subsequent recognition of income occurs only to the extent payment is received, subject to management's assessment of the collectibility of the remaining interest and principal. A non-accrual note is restored to an accrual status when the collectibility of interest and principal is no longer in doubt, and past due interest is recognized at that time.

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

Portfolio Characteristics

      Loan Acquisitions

We purchased $121.6 million of loans during the third quarter of 2005, as compared with approximately $120.6 million in loans during the third quarter of 2004. For the nine months ended September 30, 2005, we purchased $315.2 million of loans as compared with $536.7 million for the same 2004 period. On June 30, 2004, the Company purchased a $310.4 million pool of performing, sub-performing and non-performing first and second, residential mortgage loans from Bank One. The following table sets forth the unpaid principal balance at acquisition, purchase price and purchase price as a percentage of unpaid principal balance for the Company's loan acquisitions during the three and nine month periods ended September 30, 2005 and 2004:

                                      Three Months Ended September 30,       Nine Months Ended September 30,
                                           2005              2004               2005               2004
                                     ---------------    ---------------    ---------------    ---------------
Aggregate unpaid principal balance   $   121,637,069    $   120,605,382    $   315,220,868    $   536,662,897
    at acquisition
Purchase price                       $   117,734,210    $    87,266,354    $   291,141,892    $   438,971,026
Purchase price percentage                         97%                72%                92%                82%

      Loan Dispositions

In the ordinary course of our loan servicing process and through the periodic review of our portfolio of purchased loans, there are certain loans that, for various reasons, we determine to sell. We typically sell these loans for cash on a whole-loan, servicing-released basis. The following table sets forth our dispositions of purchased loans during the three and nine month periods of 2005 and 2004:

                                      Three Months Ended September 30,      Nine Months Ended September 30,
                                           2005              2004             2005               2004
                                     ---------------   ---------------   ---------------    ---------------
Sale of Performing Loans
Aggregate unpaid principal balance   $     6,236,508   $     2,059,205   $    13,573,871    $    10,721,666
Gain on sale                         $       644,985   $       229,840   $     1,263,866    $     1,074,742

Sale of Non-Performing Loans
Aggregate unpaid principal balance   $            --   $            --   $    23,491,405*   $            --
Gain on sale                         $            --   $            --   $        47,021    $            --

*Sale of credit card portfolio; allowance for loan losses amounted to $22.3 million.

      Other Real Estate Owned

      The following table sets forth our other real estate owned, or OREO, and OREO sales at and for the three and nine month periods ended September 30, 2005 and September 30, 2004:

                                        Three Months Ended September 30,        Nine Months Ended September 30,
                                            2005                2004               2005               2004
                                       ---------------    ---------------     ---------------    ---------------
Other real estate owned                $    16,576,369    $    16,684,155     $    16,576,369    $    16,684,155
OREO as a percentage of total assets              1.43%              2.04%               1.43%              2.04%
OREO sold                              $     8,571,344    $     4,585,013     $    24,458,300    $    14,809,477
Gain (loss) on sale                    $       535,308    $      (145,846)    $     1,191,692    $       227,551

      Loan Originations

The following table sets forth loan originations during the three and nine months ended September 30, 2005 and 2004, as well as loan sales. During 2004, we began to originate loans, principally, adjustable rate loans with a fixed rate for the first two years, to be held in our portfolio.

                                         Three Months Ended September 30,       Nine Months Ended September 30,
                                              2005               2004              2005               2004
                                        ---------------    ---------------    ---------------    ---------------
Number of loans originated                          476                288              1,349                804
Amount of loans originated              $   106,058,640    $    50,655,663    $   299,365,677    $   130,834,004
Average loan amount                     $       222,812    $       175,888    $       221,917    $       162,729

Originated as fixed                     $    11,347,840    $     7,172,888    $    28,624,745    $    43,676,197
Originated as ARM *                     $    94,710,800    $    44,432,775    $   270,740,932    $    88,107,807

Number of loans sold                                 69                177                254                509
Amount of loans sold                    $    14,276,617    $    26,493,727    $    50,879,175    $    76,902,520
Gain on sale                            $       542,588    $     1,026,372    $     2,232,681    $     3,171,801
Gain on sale percentage                            3.80%              3.87%              4.39%              4.12%

* Originated ARM loans are principally fixed rate for the first two years and six-month adjustable rate for the remaining term.

Notes Receivable Portfolio

As of September 30, 2005, our notes receivable portfolio, which consists of purchased loans, included 20,210 loans with an aggregate principal balance of $843.1 million and a net balance of $771.3 million (after allowance for loan losses of $71.8 million). Impaired loans comprise and will continue to comprise a significant portion of our portfolio. Many of the loans that we have acquired were impaired at the time of purchase. We generally purchase such loans at discounts and have considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income is not accrued on impaired loans, interest and fees are received on a portion of loans classified as impaired. The following table provides a breakdown between performing loans and impaired loans for the notes receivable portfolio as of September 30, 2005 and December 31, 2004:

                                                    September 30, 2005    December 31, 2004
                                                    ------------------   ------------------
Performing loans                                    $      475,908,322   $      436,366,894
Allowance for loan losses                                   17,210,854           19,154,311
                                                    ------------------   ------------------
Total performing loans,
  net of allowance for loan losses                  $      458,697,468   $      417,212,583
                                                    ------------------   ------------------

Impaired loans                                      $      250,933,677   $      280,078,060
Allowance for loan losses                                   44,454,594           57,889,091
                                                    ------------------   ------------------
Total impaired loans,
  net of allowance for loan losses                  $      206,479,083   $      222,188,969
                                                    ------------------   ------------------

Not recorded onto servicing system                  $      139,921,227   $       95,440,903
Allowance for loan losses                                   10,133,128           12,584,898
                                                    ------------------   ------------------
Not recorded onto servicing system,
  net of allowance for loan losses                  $      129,788,099   $       82,856,005
                                                    ------------------   ------------------
Total notes, net of allowance for loan losses       $      794,964,650   $      722,257,557
                                                    ------------------   ------------------

*Accretable Discount                                $        9,059,144   $               --
                                                    ------------------   ------------------
*Non-Accretable Discount                            $       14,653,971   $               --
                                                    ------------------   ------------------

Notes receivable, net of allowance for
loan losses and accretable/nonaccretable discount   $      771,251,535   $      722,257,557
                                                    ==================   ==================

At September 30, 2005, $278.1 million of loans acquired after December 31, 2004 are included in the table above at their face value, inclusive of purchase discount.

*Purchase discount not reflected on the face of the statement of condition in accordance with SOP 03-3.

The following table provides a breakdown of the balance of our portfolio of notes receivable between fixed rate and adjustable rate loans, net of allowance for loan losses and excluding loans purchased but not yet boarded onto our servicing operations system as of September 30, 2005 and December 31, 2004, of $129,788,099 and $82,856,005 respectively:

                                                            September 30, 2005    December 31, 2004
                                                            ------------------   ------------------
Performing Loans:
Fixed Rate Performing Loans                                 $      326,564,829   $      300,286,566
                                                            ------------------   ------------------
Adjustable Rate Performing Loans                                   132,132,639   $      116,926,017
                                                            ------------------   ------------------
Total Performing Loans                                      $      458,697,468   $      417,212,583
                                                            ==================   ==================

Impaired Loans:
Fixed Rate Impaired Loans                                   $      169,332,711   $      184,312,204
                                                            ------------------   ------------------
Adjustable Rate Impaired Loans                                      37,146,372   $       37,876,765
                                                            ------------------   ------------------
Total Impaired Loans                                        $      206,479,083   $      222,188,969
                                                            ==================   ==================
Total Notes                                                 $      665,176,551   $      639,401,552
                                                            ==================   ==================

*Accretable Discount                                        $        6,754,981   $               --
                                                            ==================   ==================
*Non-Accretable Discount                                    $       14,653,971   $               --
                                                            ==================   ==================
Total Notes Receivable, net of allowance for loan losses,
excluding loans not boarded onto servicing systems          $      643,767,599   $      639,401,552
                                                            ==================   ==================


*Purchase discount not reflected on the face of the statement of condition in accordance with SOP 03-3.

*Accretable and non-accretable discount for loans not recorded in the servicing system amounted to $2,304,163.

The decrease in the amount of impaired loans principally reflects payoffs ($45.0 million) and transfers to OREO ($33.9 million).

      Overall Portfolio

At September 30, 2005, our portfolio (excluding OREO) consisted of $866.8 million of notes receivable, inclusive of purchase discount (not shown on the face of the balance sheet) for loans acquired in 2005, $297.5 million of loans held for investment, inclusive of allowance for loan losses, and $12.4 million of loans held for sale. Our total loan portfolio grew 25.2% to $1.18 billion at September 30, 2005, from $939.2 million at December 31, 2004. Not boarded loans represent purchased loans serviced by the seller on a temporary basis and recently originated loans that have been funded but have not yet been entered into the servicing system.

Property Type. The following table sets forth information regarding the types of properties securing our loans as of September 30, 2005.

                                                                         Percentage of Total
Property Types                                   Principal Balance        Principal Balance
---------------------------                      -----------------        -----------------
Residential 1-to-4 family                        $     879,411,311              74.70%
Condos, coops, PUD dwelling                             77,931,709               6.62%
Manufactured homes                                      18,056,559               1.53%
Multi-family                                             1,623,795               0.14%
Commercial                                               2,475,638               0.21%
Unsecured loans                                         39,072,200               3.32%
Other                                                      204,306               0.02%
Not boarded                                            158,500,814              13.46%
                                                 -----------------        ------------
Total                                            $   1,177,276,332             100.00%
                                                 =================        ============

Geographic Dispersion. The following table sets forth information regarding the geographic location of properties securing the loans in our portfolio at September 30, 2005:

                                                                         Percentage of Total
Location                                         Principal Balance        Principal Balance
---------------------------                      -----------------        -----------------
New York                                         $     117,841,831              10.01%
New Jersey                                             104,371,647               8.87%
Ohio                                                    79,532,731               6.76%
Florida                                                 70,016,750               5.95%
California                                              65,862,848               5.59%
Pennsylvania                                            54,691,048               4.65%
Texas                                                   47,727,543               4.05%
Georgia                                                 44,856,670               3.81%
Michigan                                                36,066,620               3.06%
Indiana                                                 32,885,066               2.79%
All Others                                             523,423,578              44.46%
                                                 -----------------        ------------
                                                 $   1,177,276,332             100.00%
                                                 =================        ============

Amounts  included  in the tables  above under the  heading  "Principal  Balance"
represent  the  aggregate   unpaid  principle   balance   outstanding  of  notes
receivable, loans held for investment and loans held for sale.

      Asset Quality

Delinquency. The following tables provide a breakdown of the delinquency status of our notes receivable, loans held for investment and loans held for sale portfolios as of the dates indicated,, by principal balance. Because we specialize in acquiring and servicing loans with erratic payment patterns and an elevated level of credit risk, a substantial portion of the loans we acquire are in various stages of delinquency, foreclosure and bankruptcy when we acquire them. We monitor the payment status of our borrowers based on both contractual delinquency and recency delinquency. By contractual delinquency, we mean the delinquency of payments relative to the contractual obligations of the borrower. By recency delinquency, we mean the recency of the most recent full monthly payment received from the borrower. By way of illustration, on a recency delinquency basis, if the borrower has made the most recent full monthly payment within the past 30 days, the loan is shown as current regardless of the number of contractually delinquent payments. In contrast, on a contractual delinquency basis, if the borrower has timely made the most recent full monthly payment, but has missed an earlier payment or payments, the loan is shown as contractually delinquent. We classify a loan as in foreclosure when we determine that the best course of action to maximize recovery if unpaid principal balance is to begin the foreclosure process. We classify a loan as in bankruptcy status when we receive notice of a bankruptcy filing from the bankruptcy court.

                                                   September 30, 2005
                                     ------------------------------------------------
                                    Contractual Delinquency      Recency Delinquency
                                     --------------------       ---------------------
                                         Amount        %            Amount        %
                                     --------------   ---       --------------   ---
Current              0 - 30 days     $  561,303,618    48%      $  661,978,017    56%
Delinquent          31 - 60 days         67,181,959     6%          28,614,906     2%
                    61 - 90 days         17,816,021     2%          17,888,226     2%
                        90+ days         94,186,531     8%          32,006,979     3%

Bankruptcy           0 - 30 days         34,807,691     3%         100,792,190     9%
Delinquent          31 - 60 days          9,837,005     1%           5,444,101    --
                    61 - 90 days          5,869,542    --            6,596,933     1%
                        90+ days         91,750,955     8%          29,431,969     3%

Foreclosure          0 - 30 days          1,343,291    --           10,545,183     1%
Delinquent          31 - 60 days            981,482    --            2,458,151    --
                    61 - 90 days            911,806    --            2,722,252    --
                        90+ days        132,533,379    11%         120,044,373    10%

Not Boarded(1)                          158,753,052    13%         158,753,052    13%
                                     --------------   ---       --------------   ---
Total                                $1,177,276,332   100%      $1,177,276,332   100%
                                     ==============   ===       ==============   ===

Total 0 - 30 days                    $  597,454,600    51%      $  773,315,390    66%
                                     ==============   ===       ==============   ===

----------

(1) Not boarded represents recently acquired loans serviced by the seller on a temporary basis and recently originated loans that have been funded but have not yet been entered into the servicing system. A portion of not boarded loans has been included in the appropriate delinquency categories based on information provided by the seller-servicer. The remaining portion of not boarded loans, for which information has not been entered into our servicing system, is shown in the not boarded category.

                                                   December 31, 2004
                                     ------------------------------------------------
                                    Contractual Delinquency     Recency Delinquency
                                         Amount        %            Amount        %
                                     --------------   ---       --------------   ---
Current             0 - 30 days      $  416,776,407    44%      $  511,114,197    54%
Delinquent          31 - 60 days         56,218,696     6%          21,442,086     2%
                    61 - 90 days         16,233,919     2%           5,058,905     1%
                    90+ days             72,245,504     8%          23,859,338     3%

Bankruptcy          0 - 30 days          32,807,860     3%          99,962,317    11%
Delinquent          31 - 60 days         16,086,359     2%           9,380,912     1%
                    61 - 90 days          7,262,679     1%           1,950,460    --
                    90+ days             91,503,223    10%          36,666,432     4%

Foreclosure         0 - 30 days             168,426    --           19,264,407     2%
Delinquent          31 - 60 days          1,617,959    --            4,030,963    --
                    61 - 90 days          1,347,135    --            5,112,161     1%
                    90+ days            132,247,363    14%         106,973,352    11%

Not Boarded(1)                           95,440,903    10%          95,440,903    10%
                                     --------------   ---       --------------   ---
Total                                $  939,956,433   100%      $  939,956,433   100%
                                     ==============   ===       ==============   ===
Total 0 - 30 days                    $  449,752,693    48%      $  630,340,921    67%
                                     ==============   ===       ==============   ===

----------

(1) Not boarded represents recently acquired loans serviced by the seller on a temporary basis and recently originated loans that have been funded but have not yet been entered into the servicing system. A portion of not boarded loans has been included in the appropriate delinquency categories based on information provided by the seller-servicer. The remaining portion of not boarded loans, for which information has not been entered into our servicing system, is shown in the not boarded category.

Hurricanes Katrina and Rita. In order to determine potential losses, if any, as a result of the recent hurricanes, Katrina and Rita, the Company has identified its loans in the FEMA-designated areas, and continues to contact these borrowers to assess the overall effect that the hurricanes will have on the collectibility of the identified loans. Management does not consider the net balances of such loans to be significant and has not identified a material number of loans for which the collateral was significantly damaged by the hurricanes. Management currently believes that the existing allowance is adequate to cover potential losses, if any, that may be identified in the future as a result of hurricanes Katrina and Rita. However, additional provisions for loan losses for a small number of such loans may be required in the future, and we cannot at this time determine if other borrowers near the FEMA-designated areas may be affected in the future.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

      Overview. Net income totaled $1.8 million for the third quarter of 2005, compared with $2.5 million for the third quarter of 2004. Net income decreased 27% in the third quarter of 2005, compared with the third quarter of 2004. The decrease in 2005 third quarter net income was driven largely by a decrease in net interest income, which principally was the result of the rise in short-term interest rates since mid-2004. Earnings per common share for the third quarter of 2005 was $0.24 on a diluted basis and $0.26 on a basic basis, compared to $0.37 and $0.43, respectively, for the third quarter of 2004. Earnings per common share for the third quarter of 2005 was affected in part by the increase in the number of shares outstanding as a result of the Company's stock offering, which was completed in August. Our third quarter revenues increased by 44% to $31.7 million from third quarter 2004 revenues of $22.0 million. During the third quarter, we acquired residential mortgage loans with an aggregate face amount of $121.6 million and we originated $106.1 million of non-prime loans. Due to more competitive purchase market conditions in the third quarter of 2005, and the availability of portfolios of generally higher credit quality offered to us, our third quarter acquisitions were at higher prices (less discount) than in the past. Our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at the end of the third quarter of 2005 had grown to $1.08 billion from $837.9 million at the end of 2004. Our total debt outstanding grew to $1.09 billion at September 30, 2005 from $847.3 million at the end of 2004. Our average cost of funds during the third quarter of 2005 increased to 6.86% from 5.26% during the third quarter of 2004.

      Revenues. Total revenues increased by $9.7 million, or 44%, to $31.7 million during the three months ended September 30, 2005, from $22.0 million during the three months ended September 30, 2004. Revenues include interest income, purchase discount earned, gain on sale of notes receivable, gain on sale of originated loans held for sale, gain on sale of OREO and prepayment and other income.

      Interest income increased by $7.9 million, or 48%, to $24.6 million during the three months ended September 30, 2005, from $16.6 million during the corresponding period of 2004. The increase in interest income reflected the significant growth in the portfolio of gross notes receivable and loans held for investment during the third quarter of 2005 compared to the third quarter of 2004.

      Purchase discount earned increased by $177,000, or 6%, to $3.1 million during the three months ended September 30, 2005, from $3.0 million during the third quarter of 2004. This increase resulted primarily from increased principal payments due both to the growth in our portfolio of notes receivable and increased prepayments during the third quarter of 2005, which resulted in accelerated income recognition of the associated purchase discount compared with the third quarter of 2004. We received $70.8 million of principal payments from notes receivable in the third quarter of 2005, compared with $42.1 million of principal payments in the third quarter of 2004.

      During the three months ended September 30, 2005, we sold notes receivable with an outstanding principal amount, which we refer to as face value, of $6.2 million and we recognized a gain of $645,000 as compared to the same period last year where we sold $2.1 million for a gain of $230,000.

      Gain on sale of originated loans held for sale decreased by $484,000, or 47%, to $543,000 during the third quarter of 2005, from $1.0 million during the corresponding quarter of 2004. This decrease reflected a decrease in the volume of originated loans sold during the period. Until mid-year of 2004, our policy was to sell substantially all loans originated. We sold $14.3 million and $26.5 million of loans that were specifically originated for sale in the secondary market during the three months ended September 30, 2005 and September 30, 2004, respectively. The average gain on loans sold was 3.80% and 3.87%, respectively, during the three months ended September 30, 2005 and 2004.

      Gain on sale of OREO increased by $681,000, or 467%, to $535,000 during the quarter ended September 30, 2005 compared with a loss of $146,000 for the third quarter of 2004. A total of 125 and 62 OREO properties were sold during the three months ended September 30, 2005 and September 30, 2004, respectively. The increase in the number of properties sold reflected growth in our OREO inventory due to both an increase in foreclosures as our notes receivable portfolio grew and the purchase of loans during 2004 that were already in the foreclosure process.

      Prepayment and other income (prepayment penalties and other servicing and origination fees) increased by $989,000 or 79%, to $2.2 million during the three months ended September 30, 2005, from $1.3 million during the third quarter of 2004. The increase was primarily due to an increase in prepayment penalties received as a result of an increase in loan payoffs during the three months ended September 30, 2005, as compared with the same period in 2004, which is primarily attributable to the increased size of our portfolios of notes receivable and loans held for investment and continued low mortgage interest rates. Increased late charges, resulting primarily from the growth in the size of our loan portfolios, and increased loan application fees, due to the growth in the volume of Tribeca's non-prime loan originations, also contributed to the increase.

      Operating Expenses. Total operating expenses increased by $11.0 million, or 63%, to $28.3 million during the third quarter of 2005, from $17.3 million during the third quarter of 2004. Total operating expenses include interest expense, collection, general and administrative expenses, provision for loan losses, amortization of deferred financing costs and depreciation.

      Interest expense increased by $8.1 million, or 81%, to $18.0 million during the three months ended September 30, 2005, from $9.9 million during the three months ended September 30, 2004. This increase reflected the large increase in the balance of total debt used to fund the growth in total assets during the past year, to $1.09 billion as of September 30, 2005, as compared with $782.3 million, as of September 30, 2004. In addition, our average cost of funds during the three months ended September 30, 2005 increased to 6.86%, from 5.26% during the three months ended September 30, 2004, reflecting the effect of the rise in short-term interest rates during the past twelve months on the monthly adjustable rate composition of our borrowed funds.

      Collection, general and administrative expenses increased by $1.6 million, or 27%, to $7.6 million during the three months ended September 30, 2005, from $6.0 million during the three months ended September 30, 2004. Personnel expenses increased by $266,000, or 9%, and reflected increases in personnel in certain areas in order to meet the demands of the significant asset growth of our business. We ended the third quarter of 2005 with 206 employees as compared to 166 at the end of the third quarter of 2004. Legal fees relating to increased activity with respect to foreclosures increased by $460,000, or 80%, to $1.0 million from $577,000 during the same period last year. This increase reflected increases in foreclosure activity as a result of the growth of our portfolio of notes receivable and certain loans purchased in various stages of delinquency and foreclosure. Office expenses increased by $531,000, or 153%, to $877,000 during the three months ended September 30, 2005, from $346,000 during the three months of 2004. This increase was primarily due to occupancy costs, which increased $494,000 during the third quarter of 2005, principally due to lease termination costs of $294,000 and other expenses incurred in the relocation of administrative and operating functions to our new office facility in New Jersey. All other collection, general and administrative expenses increased $369,000, or 17%, to $2.5 million from $2.1 million during the three months ended September 30, 2005, and reflected the overall increase in our business activity. Collection, general and administrative expenses as a percentage of average assets increased slightly from 2.93% during the third quarter of 2004 to 2.96% in the current quarter.

      The provision for loan losses increased by $352,000, or 48%, to $1.1 million during the three months ended September 30, 2005, from $729,000 during the third quarter of 2004. This increase was primarily due to reserve increases in specific portfolios of notes receivable that were acquired in the first nine months of 2004 and, to a lesser extent, loans held for investment as a result of an increase in impaired loans.

      Amortization of deferred financing costs increased by $648,000, or 111%, to $1.2 million during the third quarter of 2005, from $585,000 during the third quarter of 2004. This increase resulted primarily from the growth in our outstanding debt and increased prepayments on our portfolios of loans, which accelerated the pay down of our debt and thereby the amortization of the deferred fees paid to our lender.

      Depreciation expense increased by $247,000, or 208%, to $365,000 from $119,000 during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This increase resulted primarily from the write off of the remaining undepreciated balance of improvements in our vacated New York City locations, due to the termination of related leases, and the addition of capital improvements, computer equipment and office furniture at our new office facility in New Jersey.

      Our pre-tax income decreased by $1.2 million, or 27%, to $3.4 million during the third quarter of 2005 from $4.6 million during the third quarter of 2004.

      During the third quarter of 2005, we had a provision for income taxes of $1.5 million as compared to a provision of $2.1 million in the third quarter of 2004. The effective tax rate for the three months ended September 30, 2005 and September 30, 2004 was 45.5%.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

      Overview. Net income totaled $7.0 million for the nine months of 2005, compared with $6.2 million for the first nine months of 2004. Revenues increased by 72% to $90.7 million, from $52.8 million during the nine months ended September 30, 2004. The increase in net income was driven largely by the significant growth in our portfolio of notes receivable and loans held for investment during the last seven months of 2004 and during the first nine months of 2005. Earnings per common share for the nine months ended September 30, 2005 was $1.00 on a diluted basis and $1.09 on a basic basis, compared to $0.92 and $1.05, respectively, for 2004. Net income per common share for the nine months ended September 30, 2005 was affected somewhat by the increase in the number of shares outstanding as a result of the Company's stock offering, which was completed in August. During the nine months ended September 30, 2005, we acquired S&D loans with an aggregate face amount of $315.2 million and we originated $299.4 million of non-prime mortgage loans. We increased the size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at the end of the third quarter of 2005 to $1.06 billion from $768 million at the end of the same period in 2004. Our total debt outstanding grew to $1.09 billion at September 30, 2005 from $782.3 million at September 30, 2004. As a result of the increase in the size of our total debt to support our portfolio growth, and due to the rise in short-term interest rates since mid-2004 and its impact on our liability-sensitive balance sheet, interest expense increased $26.6 million, or 128%, during the first nine months of 2005 compared with the same period in 2004. Our average cost of funds during the nine months ended September 30, 2005 increased to 6.39% from 4.76% during the nine months ended September 30, 2004.

      Revenues. Total revenues increased by $37.9 million, or 72%, to $90.7 million during 2005, from $52.8 million during 2004.

      Interest income increased by $32.8 million, or 85%, to $71.4 million during the nine months ended September 30, 2005, from $38.6 million during the same period in 2004. The increase in interest income reflected the substantial increase in notes receivable and loans held for investment during the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, which was the result of the growth in the volume of loan purchases and loan originations.

      Purchase discount earned increased by $2.2 million, or 37%, to $8.3 million during the nine months ended September 30, 2005, from $6.0 million during the nine months of 2004. This increase resulted primarily from an increase in average gross notes receivable and increased prepayments in the nine-month period ended September 30, 2005, which resulted in an acceleration of income recognition of the associated purchase discount compared with the nine months ended September 30, 2004. We received $201.8 million of principal payments from notes receivable during the nine months of 2005, compared with $144.0 million of principal payments during the nine months of 2004, which was due to the increased size of the notes receivable portfolio and mortgage interest rates that remained relatively low, which facilitated borrower refinancings, during the 2005 nine month period.

      Gain on sale of notes receivable increased by $236,000, or 22%, to $1.3 million during the nine months ended September 30, 2005, from $1.1 million during the nine months ended September 30, 2004. We sold a total of $13.6 million of performing notes receivable and credit card receivables with a face amount of $23.5 million during the nine months of 2005, as compared to a total of $10.8 million in performing loans during the same period last year.

      Gain on sale of originated loans held for sale decreased by $939,000, or 30% to $2.2 million during the nine months ended September 30, 2005, from $3.2 million during the nine months ended September 30, 2004. This decrease reflected a 34% decrease in the principal amount of originated loans sold during the nine months ended September 30, 2005, to $50.9 million compared with $76.9 million during the nine months ended 2004. The average gain on loans sold was 4.39% and 4.12%, respectively, during the nine months ended September 30, 2005 and 2004. During 2004 our policy was to realize the gains associated with loan origination activities by selling substantially all of our originated loans into the secondary market. In mid-2004, we began to retain for portfolio most of the adjustable-rate loans that we originate.

      Gain on sale of OREO increased by $964,000, or 424%, to $1.2 million during the nine months ended September 30, 2005, from $228,000 during the nine months ended September 30, 2004. We sold 378 OREO properties in the aggregate amount of $24.5 million during the first nine months of 2005, as compared to 219 OREO properties in the aggregate amount of $14.8 million during the nine months of 2004. The increase in the number of properties sold reflected the growth in our OREO inventory due to both an increase in foreclosures as our notes receivable portfolio grew and the purchase of loans during the past year that were already in the foreclosure process.

      Prepayment and other income (prepayment penalties and other servicing and origination fees) increased by $2.6 million, or 71%, to $6.3 million during the nine months ended September 30, 2005, from $3.7 million during the corresponding period last year. This increase was primarily due to an increase in prepayment penalties received, as a result of accelerated loan pay offs during the nine months ended September 30, 2005, as compared with the corresponding period in 2004, which was primarily attributable to the increased size of our portfolio of purchased loans and loans held for investment and continued low mortgage interest rates. Increased late charges resulting primarily from the growth in the size of our loan portfolios and increased loan application fees due to the growth in the volume of Tribeca's non-prime loan originations also contributed to the increase.

      Operating Expenses. Total operating expenses increased by $36.3 million, or 88%, to $77.7 million during the nine months ended September 30, 2005, from $41.4 million during the nine months ended September 30, 2004.

      Interest expense increased by $26.6 million, or 128%, to $47.3 million during the nine months ended September 30, 2005, from $20.7 million during the nine months ended September 30, 2004. This increase was the result of the increase in the balance of total debt, which increased to $1.09 billion as of September 30, 2005 as compared with $782.3 million as of September 30, 2004, which was used to fund the growth in total assets during the period. In addition, our weighted average cost of funds during the nine months ended September 30, 2005, increased to 6.39% from 4.76% during the nine months ended September 30, 2004, reflecting the rise in short-term interest rates and its effect on our liability-sensitive balance sheet.

      Collection, general and administrative expenses increased by $7.2 million, or 45%, to $23.4 million during the nine months ended September 30, 2005, from $16.2 million during the nine months ended September 30, 2004. Personnel expenses increased by $2.0 million, or 25%, and reflected an increase in the number of employees in certain areas in order to meet the demands of the Company's significant asset growth, combined with expenses arising from restricted stock granted to certain recently hired members of senior management. We ended the third quarter of 2005 with 206 employees as compared to 166 at the end of the third quarter of 2004. Legal fees relating to increased activity with respect to foreclosures increased by $1.4 million, or 86%, to $3.0 million from $1.6 million during the same period last year. This increase reflected increases in foreclosure activity as a result of a larger total portfolio of notes receivable and certain loans purchased in various stages of delinquency and foreclosure. Office expenses increased by $1.2 million, or 128%, to $2.1 million during the nine months ended September 30, 2005, from $917,000 during the nine months of 2004. This was primarily the result of $973,000 of increased occupancy costs incurred during the nine months of 2005 due, for the most part, to lease termination and other expenses incurred in connection with the relocation of administrative and operating functions to our new office facility in New Jersey. All other expenses increased $2.6 million, or 47%, to $8.1 million from $5.5 million during the nine months ended September 30, 2005, which reflected an overall increase in our business activity. Collection, general and administrative expenses as a percentage of average assets decreased from 3.33% during the nine months ended September 30, 2004 to 3.03% during the nine months ended September 30, 2005. Excluding approximately $1.2 million of one-time expenses of the restricted stock grants and lease termination costs incurred in the second and third quarters of 2005, the collection, general and administrative expense ratio to average assets was 2.88% for the nine months ended September 30, 2005.

      The provision for loan losses increased by $894,000 or 37%, to $3.3 million during the nine months ended September 30, 2005, from $2.4 million during the nine months ended September 30, 2004. This increase was primarily due to reserve increases in specific portfolios of notes receivable acquired in the first nine months of 2004.

      Amortization of deferred financing costs increased by $1.2 million, or 69%, to $2.9 million during the nine months ended September 30, 2005, from $1.7 million during the nine months ended September 30, 2004. This increase resulted primarily from the growth in outstanding debt and increased prepayments on our portfolio of loans, which accelerated the pay down of our debt and thereby amortization of the deferred fees paid to our lender.

      Depreciation expense increased by $412,000 or 112%, to $780,000 from $368,000 during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase resulted primarily from the write off of remaining undepreciated capital improvements in our vacated New York City office locations, due to the termination of certain leases, and the addition of capital improvements, computer equipment and office furniture at our new office facility in New Jersey.

      Our pre-tax income increased by $1.6 million, or 14%, to $13.0 million during the nine months ended September 30, 2005, from $11.4 million during the nine months ended 2004.

      During the nine months ended September 30, 2005, we had a provision for income taxes of $6.0 million as compared to a provision of $5.2 million in the same period last year. The effective tax rate for the nine months ended September 30, 2005 and September 30, 2004 was 46%.

Liquidity and Capital Resources

Commencing July 1, 2005, our lender agreed to reduce the interest rate charged on all new borrowings (both new term loans and warehouse loans) by 0.50%, or 50 basis points. In addition, origination fees charged on new borrowings after June 30, 2005 have been reduced by between 0.25% and 0.50%, or between 25 and 50 basis points, depending on the borrowing facility. See "- Borrowings."

We have one principal source of external funding to meet our liquidity requirements, in addition to the cash flow provided from borrower payments of interest and principal on mortgage loans. See "- Borrowings." In addition, we have the ability to sell loans in the secondary market. We sell pools of acquired mortgage loans from time to time and we sell loans that we originate specifically for sale into the secondary market on a regular basis.

As a result of the growth of the loan portfolios and our strengthened balance sheet, management has begun to explore potential additional sources of funding for financing portfolio acquisitions and loan originations. During the third quarter of 2005, we began to evaluate the feasibility of securitizing certain acquired or originated loans in order to seek a lower cost funding alternative and to reduce somewhat the short-term interest sensitivity of our liabilities.

During the three months ended September 30, 2005, we purchased 2,329 loans, consisting primarily of first and second mortgages, with an aggregate face value of $121.6 million at an aggregate purchase price of $117.7 million, or 96.8% of face value. All acquisitions during the third quarter of 2005 were funded through borrowings under our master credit facility in the amount equal to the purchase price plus a 0.75% loan origination fee, while acquisitions acquired prior to July 1, 2005 were funded with a 1% loan origination fee. Due to more competitive purchase market conditions in the third quarter of 2005, and the availability of portfolios of generally higher credit quality offered to us, our third quarter acquisitions were at higher prices (less discount) than in the past.

During the nine months ended September 30, 2005, we purchased 7,489 loans with an aggregate face value of $315.2 million at an aggregate purchase price of $291.1 million, or 92.4% of the face value.

During the three and nine month periods ended September 30, 2005, we originated $106.1 million and $299.4 million, respectively, of loans through our origination subsidiary, Tribeca. Originations are initially funded through borrowings under our warehouse facility, and loans originated for portfolio are subsequently funded with term debt after transfer to portfolio.

Short-term Investments. The Company's short-term investment portfolio includes U.S. treasury bills and investment-grade commercial paper. The Company's investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs and expansion of the loan portfolio. At September 30, 2005, the Company had short-term investments of $11.8 million in commercial paper and U.S. treasury bills.

Cost of Funds. As of September 30, 2005, we had total borrowings of $1.09 billion, of which $1.05 billion was under our term loan facilities and an aggregate of $39.1 million was under our warehouse facility. Substantially all of the debt under our term loan facilities was incurred in connection with the purchase and origination of, and is secured by, our acquired notes, originated loans held for investment and OREO portfolios. The debt under our term loan facilities currently accrues interest at the Federal Home Loan Bank of Cincinnati thirty-day advance rate plus a spread of 3.25% on substantially all of the debt incurred before July 1, 2005, and 2.75% on debt incurred after June 30, 2005. Borrowings under our term loan facilities incurred before March 1, 2001 accrue interest at the prime rate plus a margin of between 0% and 1.75%. At September 30, 2005, approximately $13.0 million of debt incurred before March 1, 2001 remained outstanding. At September 30, 2005, the weighted average interest rate on debt under our master credit facility was 6.98%. Our warehouse facility is utilized to fund Tribeca's originations of loans pending sale to others or to be held for investment.

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

As of September 30, 2005, we had cash and cash equivalents of $31.0 million compared with $19.6 million at December 31, 2004. The increase in cash in 2005 was primarily due to increases in collections of interest and principal on larger portfolios of purchased notes receivable and originated loans held for investment and cash collections during the last few days of the quarter.

Substantially all of our assets are invested in our portfolios of notes receivable, loans held for investment, OREO and loans held for sale. Primary sources of our cash flow for operating and investing activities are borrowings under our debt facilities, collections of interest and principal on notes receivable and loans held for investment and proceeds from sales of notes and OREO properties. Primary uses of cash include purchases of notes receivable, origination of loans and for operating expenses. We rely significantly upon our lender and the other banks that participate in the loans made to us by our lender to provide the funds necessary for the purchase of notes receivable portfolios and the origination of loans. While we have historically been able to finance these purchases and originations, we have not had committed loan facilities in significant excess of the amount we currently have outstanding under our credit facilities.

Net cash provided by operating activities was $5.0 million in the first nine months of 2005, compared with net cash used of $47.8 million during the first nine months of 2004. The decrease in cash used in operating activities during the first nine months of 2005 was due primarily to a decrease in the volume of loans originated for sale as a result of our shift in strategy in the latter part of 2004 to hold for our portfolio a significant portion of originated loans.

Net cash used in investing activities was $251.1 million in the nine months ended September 30, 2005, compared to $275.7 million of cash used in the nine months ended September 30, 2004. The decrease during the first nine months of 2005 was primarily due to a decrease of $147.8 million in purchases of notes receivable, which constituted $291.1 million during the first nine months of 2005, and increases in principal collections of notes receivable and loans held for investment of $116.1 million and an increase in sales of OREO of $10.6 million during the nine months ended September 30, 2005. These decreases in cash used were partially offset by an increase in the origination of loans held for investment of $252.0 million (in the first nine months of 2004 we originated loans primarily for sale).

Net cash provided by financing activities decreased to approximately $257.4 million during the nine months ended September 30, 2005, from $331.6 million used in financing activities during the nine months ended September 30, 2004. The decrease resulted primarily from increased prepayment activity, which caused a corresponding increase in the repayment of notes payable, and was only partially offset by funds provided by our common stock offering.

Offering of Common Stock

In early August 2005, we completed the public offering of 1,265,000 of shares of our common stock at a public offering price of $11.50 per share (including an exercise in full of the underwriter's over allotment option to purchase 165,000 shares) pursuant to a registration statement that was declared effective by the Securities and Exchange Commission on July 19, 2005. The offering resulted in net proceeds to us and the addition to equity of approximately $12.6 million. As a result of the additional equity raised, in combination with retained earnings, total stockholders' equity was $49.9 million at September 30, 2005 compared with $29.6 million at December 31, 2004. In conjunction with the public offering, the Company's common stock ceased to be quoted on the Over-the-Counter Bulletin Board under the symbol "FCSC" and commenced trading on The NASDAQ National Market under the symbol "FCMC."

Borrowings

As of September 30, 2005, we owed an aggregate of $1.09 billion under several credit facilities with our lender.

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

Interest on the loans is payable monthly at a floating rate equal to the highest Federal Home Loan Bank of Cincinnati 30 day advance rate as published daily by Bloomberg under the symbol FHL5LBRI, or "the 30 day advance rate," plus the applicable margin as follows:

-----------------------------------  -------------------------------------------------------------
                                                           For Loans Funded
-----------------------------------  ---------------------------- --------------------------------
                                        Prior to July 1, 2005        On or After July 1, 2005
-----------------------------------  ---------------------------- --------------------------------
If the 30 day advance rate is        the applicable margin is     the applicable margin is
-----------------------------------  ---------------------------- --------------------------------
Less than 2.01%                      350 basis points             300 basis points
-----------------------------------  ---------------------------- --------------------------------
2.01 to 4.75%                        325 basis points             275 basis points
-----------------------------------  ---------------------------- --------------------------------
Greater than 4.75%                   300 basis points             250 basis points
-----------------------------------  ---------------------------- --------------------------------

In addition, upon each closing of a subsidiary loan after June 30, 2005, we are required to pay an origination fee equal to 0.75% of the amount of the subsidiary loan unless otherwise agreed to by our lender and the subsidiary. For loans funded prior to July 1, 2005, the origination fee paid was 1% of the amount of the subsidiary loan unless otherwise agreed to by our lender and the subsidiary. Upon repayment of subsidiary loans, our lender is generally entitled to receive a fee equal to the lesser of (i) one half of one percent (0.50%) or with respect to certain subsidiaries whose loans were originated before 1996, one percent 1% of the original principal balance of the subsidiary loan or (ii) 50% of the remaining cash flows of the pledged mortgage loans related to such subsidiary loan as and when received by the relevant subsidiary after the repayment of the subsidiary loan. In connection with certain subsidiary loans, we and our lender have agreed to specified minimum fees and fee waivers.

The unpaid principal balance of each loan is amortized over a period of twenty years, but matures three years after the date the loan was made. Historically, our lender has agreed to extend the maturities of such loans for additional three-year terms upon their maturity. We are required to make monthly payments of the principal on each of our outstanding loans.

Our obligations under the master credit facility are secured by a first priority lien on loans acquired by us that are financed by proceeds of loans made to us under the facility. In addition, pursuant to a lock-box arrangement, our lender is entitled to receive all sums payable to us in respect of any of the collateral.

Warehouse Facility

On September 30, 2003, our Tribeca subsidiary entered into a warehousing credit and security agreement with our lender. The facility was amended on April 7, 2004. The agreement, as amended, provides for a commitment of $40 million that expired on July 31, 2005. Our lender has agreed to an increase in the amount of the commitment to $60 million effective October 18, 2005.

Interest on advances is payable monthly at a rate per annum equal to the greater of (i) a floating rate equal to the Wall Street Journal Prime Rate minus 50 basis points or (ii) five percent (5%).

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

As of September 30, 2005, Tribeca had approximately $2.3 million available under the facility in place at that date.

Term Loans

As of September 30, 2005, Tribeca, through its subsidiaries, had borrowed an aggregate of $270.8 million in term loans refinancing outstanding advances under the warehouse facility. Each of the term loans is made pursuant and subject to a term loan and security agreement, or term loan agreement, between Tribeca and our lender and a term note. Interest on the loans is payable monthly at a floating rate equal to the highest Federal Home Loan Bank of Cincinnati 30 day advance rate published by Bloomberg under the symbol FHL5LBRI, plus 325 basis points for loans funded prior to July 1, 2005, and 275 basis points for loans funded after June 30, 2005. In addition, upon the closing of each term loan, the applicable subsidiary-borrower pays an origination fee of approximately 0.50% of the amount of the loan, and pays certain other fees at the termination of the applicable term loan. The origination fee was 1% of the amount of the loan for loans funded prior to July 1, 2005. The unpaid balance of each term loan is amortized over a period of 20 years, but matures three years after the loan was made. Each term loan is subject to mandatory payment under certain circumstances. Each subsidiary-borrower is required to make monthly payments of the principal of its outstanding loan. Each term loan is secured by a lien on certain promissory notes and hypothecation agreements, as well as all monies, securities and other property held by, received by or in transit to our lender. The term loan agreements contain affirmative and negative covenants and events of default customary for financings of this type.

Financing Activities and Contractual Obligations

Below is a schedule of the Company's contractual obligations and commitments at September 30, 2005:

                                                                       Payment Due by Period
                               Weighted Average                   Minimum Contractual Obligations
                                Interest Rate                            (excluding interest)
                                As of 9/30/05          Total       Less Than 1 yr    1-3 yrs        3-5 yrs      Thereafter
                              -----------------    --------------   ------------   ------------   ------------   ----------
Contractual Obligations
  Notes Payable                            6.98%   $1,052,684,209   $ 55,108,565   $553,073,394   $443,019,559   $1,482,691
  Warehouse Line                           6.25%       39,125,109     39,125,109             --             --           --
  Rent Obligations                           --         5,622,024        371,734      2,119,419      2,141,747      989,124
  Capital Lease Obligations                  --         1,513,868         93,669        676,023        578,700      165,476
  Employment Agreements                      --         1,709,500        246,750      1,137,750        325,000           --
                                                   --------------   ------------   ------------   ------------   ----------

Total                                              $1,100,654,710   $ 94,945,827   $557,006,586   $446,065,006   $2,637,291
                                                   ==============   ============   ============   ============   ==========

Interest rates on our borrowings are indexed to the monthly Federal Home Loan Bank of Cincinnati 30 day LIBOR advance rate or Prime, as more fully described above, and accordingly will increase or decrease over time. Interest payments on borrowings are not included in the above table. Minimum contractual obligations are based on minimum required principal payments, including balloon maturities of loans under the master credit facility, the warehouse facility and the term loans. Actual payments will vary depending on actual cash collections and loan sales. Historically, our lender has extended the maturities and balloon payments, although there is no assurance that it will continue to do so.

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

      A significant portion of Tribeca's mortgage loan origination activity is concentrated in the northeastern United States, particularly in New York and New Jersey. Of the loans originated by Tribeca and held for investment as of September 30, 2005, a substantial majority of the aggregate principal was secured by property in these two states. An overall decline in the economy or the residential real estate market, the occurrence of events such as a natural disaster or an act of terrorism in the northeastern United States could decrease the value of residential properties in this region. This could result in an increase in the risk of delinquency, default or foreclosure on mortgage loans in our portfolio and restrict Tribeca's ability to originate new mortgage loans, each of which could reduce our revenues, increase our expenses and reduce our profitability.

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

      In June 2003, a California jury found a warehouse lender and securitization underwriter liable in part for fraud on consumers committed by a lender to whom it provided financing and underwriting services. The jury found that the investment bank was aware of the fraud and substantially assisted the lender in perpetrating the fraud by providing financing and underwriting services that allowed the lender to continue to operate, and held it liable for 10% of the plaintiff's damages. This is the first case we know of in which an investment bank was held partly responsible for violations committed by a mortgage lender customer. Shortly after the announcement of the jury verdict in the California case, the Florida Attorney General filed suit against the same financial institution, seeking an injunction to prevent it from financing mortgage loans within Florida, as well as damages and civil penalties, based on theories of unfair and deceptive trade practices and fraud. The suit claims that this financial institution aided and abetted the same lender involved in the California case in its commission of fraudulent representations in Florida. As of the date of this filing, there has been no ruling in this case. If other courts or regulators adopt this "aiding and abetting" theory, investment banks may face increased litigation as they are named as defendants in lawsuits and regulatory actions against the mortgage companies with which they do business. Some investment banks may exit the business, charge more for warehouse lending and reduce the prices they pay for whole-loans in order to build in the costs of this potential litigation. This could, in turn, have a material adverse effect on our results of operations, financial condition and business prospects.

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

      Thomas J. Axon, our Chairman, beneficially owns more than 40% of our outstanding common stock. As a result, Mr. Axon will be able to influence significantly the actions that require stockholder approval, including:

      o     the election of our directors; and

      o the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

      Furthermore, the members of the board of directors as a group (including Mr. Axon) beneficially own a substantial majority of our outstanding common stock. As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval. In addition, Mr. Axon's influence and/or that of our current board members could preclude any unsolicited acquisition of us and consequently materially adversely affect the price of our common stock.

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

      The market price of our common stock may experience fluctuations that are unrelated to our operating performance. In particular, our stock price may be affected by general market movements as well as developments specifically related to the consumer finance industry and the financial services sector. These could include, among other things, interest rate movements, quarterly variations or changes in financial estimates by securities analysts, governmental or regulatory actions or investigations of us or our lenders, or a significant reduction in the price of publicly traded securities of another participant in the consumer finance industry. This volatility may make it difficult for us to access the capital markets through additional secondary offerings of our common stock, regardless of our financial performance, and such difficulty may preclude us from being able to take advantage of certain business opportunities or meet our obligations.

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

The Company's operating results will depend in large part on differences between the interest earned on its assets and the interest paid on its borrowings. Most of the Company's assets, consisting primarily of mortgage notes receivable, generate fixed returns and have terms in excess of five years, while the majority of loans held for investment generate fixed returns for the first two years and six-month adjustable returns thereafter. We fund the origination and acquisition of these assets with borrowings, which have interest rates that are based on the monthly Federal Home Loan Bank of Cincinnati ("FHLB") 30-day advance rate. In most cases, the interest income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. Consequently, changes in interest rates, particularly short-term rates, will significantly impact our net interest income and, therefore, net income. Our borrowings bear interest at rates that fluctuate with the FHLB Bank of Cincinnati 30-day advance rate or, to a lesser extent, the prime rate. Based on approximately $1.09 billion of borrowings under term loan and warehouse facilities outstanding at September 30, 2005, a 1% instantaneous increase in both FHLB and prime rates could increase quarterly interest expense by as much as approximately $2.7 million, pre tax, which would negatively impact our quarterly after tax net income. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income and the market value of our net assets.

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

There have been no significant changes in the Company's internal controls over financial reporting or in other factors during the fiscal quarter ended
September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date the Company carried out its most recent evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number
------

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

November 14, 2005

                           FRANKLIN CREDIT MANAGEMENT
                                   CORPORATION


                                             By: /s/  JEFFREY R. JOHNSON
                                                 ------------------------
                                                 Jeffrey R. Johnson
                                                 President and Chief Executive
                                                 Officer

      Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature                       Title                                           Date

/s/  JEFFREY R. JOHNSON         Chief Executive Officer and Director            November 14, 2005
-----------------------                                                         -----------------
Jeffrey R. Johnson
(Chief Executive Officer)

/s/  PAUL COLASONO              Executive Vice President, Chief Financial       November 14, 2005
------------------              Officer                                         -----------------
Paul Colasono
(Chief Financial Officer)
