Form 10-K
period 2005-12-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2006-04-25
CIK 831246

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                         Commission file number 0-17771

                     FRANKLIN CREDIT MANAGEMENT CORPORATION

         Delaware                                       75-2243266
 (State of incorporation)                     IRS Employer Identification No.

                                101 Hudson Street
                          Jersey City, New Jersey 07302
                                 (201) 604-1800

        Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share.

  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |_|   No |X|
  Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes |_|   No |X|
  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|
  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.
 |_| Large accelerated filer  |_| Accelerated filer   |X| Non-accelerated filer
  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|
  Based upon the closing sale price on the last business day of the registrant's most recently completed second fiscal quarter ($9.95 on June 30, 2005), the aggregate market value of common stock held by non-affiliates of the registrant as of such date was approximately $14,617,555. There is no non-voting stock outstanding.
  Number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of March 23, 2006: 7,544,295

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 2005, are incorporated by reference into Part III.


================================================================================

                     FRANKLIN CREDIT MANAGEMENT CORPORATION

                                    FORM 10-K
                                December 31, 2005

                                      INDEX

                                                                          Page
                                     PART I


Item 1. Business.............................................................3

Item 1A Risk Factors........................................................27

Item 1B Unresolved Staff Comments...........................................42

Item 2. Properties..........................................................42

Item 3. Legal Proceedings...................................................43

Item 4. Submission of Matters to a Vote of Security Holders.................43

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
        Issuer Purchases of Equity Securities...............................44

Item 6. Selected Financial Data.............................................45

Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................47

Item 7A Quantitative and Qualitative Disclosure About Market Risk...........63

Item 8. Financial Statements and Supplementary Data.........................64

Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure................................................64

Item 9A Controls and Procedures.............................................65

Item 9B Other Information...................................................65

                                    PART III

Item 10 Directors and Executive Officers of the Registrant..................66

Item 11 Executive Compensation..............................................66

Item 12 Security Ownership of Certain Beneficial Owners and Management and
        Related Stockholder Matters.........................................66

Item 13 Certain Relationships and Related Transactions......................66

Item 14 Principal Accountant Fees and Services..............................66

                                     PART IV

Item 15 Exhibits and Financial Statement Schedules..........................67

                                     PART I

ITEM 1.  BUSINESS

Overview

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

      From inception through December 31, 2005, we had purchased and originated in excess of $2.9 billion in mortgage loans. As of December 31, 2005, we had total assets of $1.33 billion, our portfolios of notes receivable and loans held for investment and sale totaled $1.23 billion, and our stockholders' equity was $47.6 million. For the year ended December 31, 2005, we reported net income of $7.9 million.

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

      We refer to the S&D loans we acquire as "notes receivable." In 2005, we purchased notes receivable with an aggregate unpaid principal balance of $505.7 million at an aggregate purchase price equal to 93% of the face amount of the notes.

Loan Originations

      We conduct our loan origination business through our wholly owned subsidiary, Tribeca Lending Corp., ("Tribeca"), which we formed in 1997 in order to capitalize on our experience in evaluating and servicing scratch and dent residential mortgage loans. We originate primarily non-prime residential mortgage loans to individuals whose documentation, credit histories, income and other factors cause them to be classified as non-prime borrowers and to whom, as a result, conventional mortgage lenders often will not make loans. The loans we originate typically carry interest rates that are significantly higher than those of prime loans and we believe have fairly conservative loan-to-value ratios. The principal factor in our underwriting guidelines has historically been our determination of the borrower's equity in his or her home and the related calculation of the loan-to-value ratio based on the appraised value of the property, and not, or to a lesser extent, on a determination of the borrower's ability to repay the loan. We have recently begun in an increasing number of cases to gather and analyze additional information that allows us to assess to a reasonable degree the borrower's ability and intent to repay the loan in connection with our credit decision. We have chosen to focus our marketing efforts on this segment of the 1-to-4 family residential real estate mortgage market in order to capitalize on our extensive experience in acquiring and servicing loans with similar performance characteristics.

      In 2005, we originated $427.3 million in non-prime mortgage loans, 91% of which were adjustable-rate (fixed-rate for the first two years) loans. We originated approximately 47% of our mortgage loans on a retail basis and the remainder through our wholesale network of mortgage brokers. We hold the majority of mortgages we originate in our portfolio and sell the remainder for cash in the whole loan market, depending on market conditions and our own portfolio goals.

Loan Servicing

      We have invested heavily to create a loan servicing capability that is focused on collections, loss mitigation and default management. In general, we seek to ensure that the loans we acquire and originate are repaid in accordance with the original terms or according to amended repayment terms negotiated with the borrowers. Because we expect our loans will experience above average delinquencies, erratic payment patterns and defaults, our servicing operation is focused on maintaining close contact with our borrowers and as a result is more labor-intensive than traditional mortgage servicing operations. Through frequent communication we are able to encourage positive payment performance, quickly identify those borrowers who are likely to move into seriously delinquent status and promptly apply appropriate loss mitigation strategies. Our servicing staff employs a variety of collection strategies that we have developed to successfully manage serious delinquencies, bankruptcy and foreclosure. Additionally, we maintain a real estate department with extensive experience in property management and the sale of residential properties.

Financing

      We have historically financed both our acquisitions of mortgage loan portfolios and our originations through arrangements with Sky Bank ("Sky"), a $16 billion regional bank headquartered in Bowling Green, Ohio, and its predecessors. We have had a strong relationship with Sky since the early 1990s. In October 2004, we consolidated most of our arrangements with Sky relating to the funding of loan acquisitions under our master credit and security agreement, or master credit facility. Our borrowings under the master credit facility are secured by a first priority lien on the mortgage loans financed by the proceeds of our borrowings. In connection with our continued growth in 2004, Sky arranged for two additional financial institutions to participate under our master credit facility.

      To finance the loans it originates, Tribeca also has entered into a warehouse facility with Sky, in which additional financial institutions also participate. In October 2005, we entered into a warehousing agreement with Sky to fund Tribeca loan originations; this revolving commitment is for $60 million and represents a 50% increase over the prior warehousing commitment. Historically, Sky has agreed to convert amounts borrowed under the warehouse facility into term loans with similar terms as our master credit facility, which we refer to as term loan agreements. In the first quarter of 2006, Tribeca and certain of its subsidiaries entered into a new master credit and security agreement with Sky pursuant to which certain Tribeca subsidiaries may borrow funds to finance their acquisition of loans that Tribeca previously financed under its warehouse facility, and consolidate and refinance prior term loans made by Sky to such subsidiaries. Also in the first quarter of 2006, Tribeca and one of its subsidiaries entered into a new $100,000,000 master credit and security agreement with BOS (USA) Inc., an affiliate of the Bank of Scotland; $98 million under this facility was used to consolidate and refinance term loans previously made to certain Tribeca subsidiaries by Sky.

      As our business grows, we expect that we may continue to seek additional sources of external financing, which could include traditional direct lenders, the direct issuance of debt instruments and/or the securitization of certain acquired or originated loans in our portfolio.

Corporate History

      We were formed in 1990 by, among others, Thomas J. Axon, our Chairman, President and CEO, and Frank B. Evans, Jr., one of our directors, for the purpose of acquiring consumer loan portfolios from the Resolution Trust Company, or RTC, and the Federal Deposit Insurance Corporation, or FDIC. We became a public company in December 1994, when we merged with Miramar Resources, Inc., a publicly traded oil and gas company that had emerged from bankruptcy proceedings in December 1993. The newly formed entity was renamed Franklin Credit Management Corporation. At the time of the merger, we divested substantially all of the remaining oil and gas assets directly owned by Miramar in order to focus primarily on the non-conforming sector of the residential mortgage industry. At that time, we decided to capitalize on our experience and expertise in acquiring and servicing loans from RTC and the FDIC and began purchasing performing, reperforming and nonperforming residential mortgage loans from additional financial institutions. In 1997, we formed Tribeca to originate non-prime residential mortgage loans to borrowers in the non-prime markets.

Loan Acquisitions - Franklin

      Most financial institutions generally sell or securitize the majority of the loans they originate in the secondary market. The vast majority of these loans are sold at a premium to the face value of the loan, creating a profit for the originator/seller. For a variety of reasons, however, a portion of their loan production either cannot be sold as intended or must be repurchased due to any number of reasons involving borrower credit, loan-to-value ratios, delinquencies and documentation deficiencies. Such loans typically must be sold at a discount to the face value of the note. Our acquisition business is focused on purchasing these S&D loans for which a highly liquid secondary market does not exist. We have a variety of opportunities to purchase S&D loans, both shortly following origination and throughout the remainder of their lifecycle.

      Newly originated loans. When a financial institution cannot sell a newly-originated mortgage loan through normal secondary market channels, it may sell that mortgage at a discounted price in order to free up cash or financing capacity. Newly originated loans may be sold multiple times before they are purchased by a long-term investor. A typical scenario is that a loan is originated by a local mortgage banker, sold to an intermediary mortgage banker, and finally either sold to a long-term investor or securitized. At any point in this process, we may have an opportunity to purchase the loan for various reasons, including:

      o Investor Fallout. Mortgages may not meet the requirements of the secondary market for a number of different reasons, including noncompliance with purchaser program requirements, documentation deficiencies and collateral valuation variances.

      o Loan Repurchases. Once a mortgage is sold, it may be subject to a required repurchase by the seller for a number of different reasons, including a subsequent default by the borrower that occurs within a specified period of time after the sale.

      o Facilitation. Occasionally, financial institutions will originate loans (frequently second liens) even though a liquid secondary market does not exist for those loans in order to facilitate the origination of mortgages that do have a liquid secondary market.

      Seasoned loans. Seasoned loans may be sold in the secondary market for a number of reasons, including:

      o Mergers and Acquisitions. The acquirer in a merger or acquisition may find that it has acquired mortgages that do not fit within its credit parameters.

      o Credit or Performance Issues. A portfolio holder of mortgages may have accumulated mortgages that have credit or performance characteristics that do not meet its current needs.

      o Securitization Terminations. When mortgage loans are securitized, the securitization trust normally sells bonds with maturities that are shorter than the life of some of the mortgage loans that act as collateral. Optional call provisions may also provide certain interested parties with the ability to collapse the trust by selling or refinancing the remaining mortgage loans in the trust prior to maturity.

      o Insolvency. When a financial institution becomes insolvent, a trustee may decide to liquidate a mortgage portfolio in order to satisfy the creditors of the insolvent institution.

      It is often more efficient and economical (and sometimes imperative) for lenders in the situations described above to sell S&D loans at a discount to a third-party than to expend the resources necessary to rehabilitate these loans internally, as these lenders generally do not possess the financial capability, desire or specialized skills and infrastructure necessary to effectively value or service these types of assets. In contrast, we have developed specialized expertise and an economically-scaled organization that permits us to effectively evaluate, bid, finance and service portfolios of these loans.

      Since commencing operations, we have purchased in excess of $2.3 billion in S&D loans, comprised of approximately 61,000 loans, primarily from financial institutions. During 2005, we purchased over $505 million of principally S&D loans, compared with approximately $652 million during 2004 and $244 million during 2003.

      Our acquisition department seeks out and identifies opportunities to purchase portfolios of S&D loans, performs due diligence on the loans included in a portfolio, prepares a bid for the portfolio in accordance with our price and yield guidelines based on the results of its due diligence investigation and assists in the integration of the loans that we ultimately acquire into our existing portfolio.

"Bulk" and "Flow" Acquisitions

      Some lenders sell their S&D loans in the secondary market in small amounts on a frequent basis, while other institutions tend to accumulate larger pools of mortgages before selling them. We have established an acquisition group to focus on each of these two segments of the selling market. Our bulk purchase unit is responsible for acquisitions of portfolios with a face value of notes receivable in excess of $1.5 million, while our flow unit is responsible for acquisitions of portfolios or individual notes with a face value of up to $1.5 million. We make the majority of our bulk pool purchases of S&D loans from large conventional lenders in connection with the various opportunities described above. In contrast, our flow purchases are generally made on a more regular basis from smaller, regional mortgage banks that have a need to quickly dispose of one or more S&D loans. Bulk purchases constituted 79% of our overall purchases in 2005, 84% in 2004 and 71% in 2003, respectively.

Due Diligence

      We have established a due diligence review process over our years of experience with sellers of S&D loans that we use for all prospective purchases. In connection with our purchases of bulk portfolios, the due diligence process includes an analysis of a majority of the loans in a prospective portfolio, except in the case of very large portfolios where, due to time constraints, we analyze a representative sample of assets in the portfolio. Our team evaluates, among other things, lien position, the value of collateral and the borrower's debt-to-income ratio, creditworthiness, employment stability, number of years of home ownership, credit bureau reports and mortgage payment history. Where appropriate, our acquisition department performs an on-site evaluation of the seller's loan servicing department in addition to reviewing the loan files that comprise the portfolio. This process provides us with additional information as to the actual quality of the servicing of the loans in the portfolio, which we believe is critical to our ability to properly evaluate the portfolio. In the case of flow purchases, we typically perform due diligence at our office on each loan we acquire, which focuses on the same matters described above. In all cases, we tailor our review as appropriate based on the level of our prior experience with the seller and other factors relevant to the specific portfolio.

Pricing

      For both our bulk and flow purchases, we compare the information derived from our due diligence review to our historical statistical database and, coupled with our cumulative knowledge of the non-conforming segment of the mortgage industry, our acquisition department projects a collection strategy and estimates the collectibility, cost to service and timing of cash flows with respect to the loans in the portfolio. Using this information, the acquisition department prepares a bid based upon pricing and yield guidelines that reflect the returns on assets we are then seeking on purchased assets.

      We have accumulated significant proprietary databases, models and statistical data, over our years of experience with borrowers of S&D loans, based on our understanding of the entire credit cycle and our ability to resolve loans. We believe our intellectual property provides us with a competitive advantage in analyzing, pricing and bidding on S&D loans.

Competition

      We face intense competition in the market for the acquisition of S&D loans. Many of our competitors have financial resources, acquisition departments and servicing capacity considerably larger than our own. Among our largest competitors are Residential Funding Corporation, Bayview Financial Trading Group, Countrywide Financial Corporation, The Goldman Sachs Group, Lehman Brothers and Bear Stearns & Co., Inc. Competition for acquisitions is generally based on price, reputation of the purchaser, funding capacity and ability to execute within timing parameters required by the seller.

Borrowers

      Our business model focuses for the most part on holding the mortgage assets that we acquire through resolution. Our borrowers represent a broad and diverse group of individuals and no single borrower represents a significant portion of our S&D loans. Likewise, our borrowers are located in all fifty states as of December 31, 2005, and no single state represents 12% or more of the aggregate principal balance of loans in our portfolio.

Sellers

      We acquire S&D loans through a variety of methods, including negotiated sales, ongoing purchase agreements, joint-bids with other institutions and private and public auctions. The supply of assets available for purchase by us is influenced by a number of factors, including knowledge by the seller of our interest in purchasing assets of the type it is seeking to sell, the general economic climate, financial industry regulation and new residential mortgage loan origination volume. During 2005, we purchased an aggregate of 402 portfolios from 160 sellers, compared with an aggregate of 341 portfolios from 153 sellers in 2004. Our sources of bulk loan acquisitions have historically varied from year to year and we expect that this will continue to be the case. In addition to acquiring loans directly from sellers, we also occasionally acquire loans indirectly through brokers.

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

Loan Originations - Tribeca

      We formed Tribeca, our wholly-owned subsidiary, in 1997 as an origination platform for non-prime residential mortgages. Tribeca's mortgage origination platform provides us with an additional vehicle for growth and reduces our reliance on loan acquisitions from other financial institutions for growth. Since commencing operations in 1997, Tribeca has originated approximately $873 million in non-prime residential mortgage loans for individuals with credit histories, income and/or other factors that cause them to be classified as non-prime borrowers.

      Through Tribeca, we originate principally first mortgage loans. While our current strategy is to hold a majority of originated loans in our portfolio for investment, our strategy has changed in the past and may do so in the future based on market conditions and our own portfolio needs. We focus on developing and offering an array of proprietary niche products, including innovative purchase and refinance loans for 1-to-4 family residential real estate. We offer both fixed and adjustable rate mortgages. Our maximum loan amount is $2 million and our maximum loan-to-value ratio is 75% for portfolio loans (100% for loans underwritten to specific investor guidelines), depending on the specific product and that product's underwriting requirements. In 2005, our average loan amount was $228,000, compared with an average loan amount of $173,000 in both 2004 and 2003. For loans originated in 2005, the weighted average loan-to-value ratio was 67%, compared with weighted average loan-to-value ratios of 69% and 72% for 2004 and 2003, respectively.

Wholesale and Retail Originations

      Tribeca originates loans through both wholesale and retail channels. In 2005, approximately 47% of loans was originated through our retail channels, with the remainder originated through a wholesale network of mortgage brokers. Of retail loans originated in 2005, approximately 69% was Liberty Loans, which we hold for our portfolio, while the balance represented loans that we originated for sale to investors. Principally all of the wholesale loans we originated in 2005 were Liberty Loans.

      The focus of our retail operation is direct-to-consumer loans. Our marketing efforts consist primarily of pursuing internet-generated leads and to a lesser extent, referral-based business from attorneys, accountants, real estate agents and financial planners, as well as the retention of existing Franklin Credit Management Corporation borrowers. The focus of our wholesale account executives is on identifying qualified mortgage brokers and generating a consistent flow of business. Tribeca maintains three offices, located in New York, New Jersey and Pennsylvania, but originates loans in 25 states.

      Tribeca seeks to minimize the inherent risk of using mortgage brokers to source a significant portion of its Liberty Loan originations through a mortgage broker review and approval process. Only approved mortgage brokers can submit mortgage loan request packages to Tribeca for processing and underwriting. Tribeca considers a number of factors for broker approval, including requiring experience in sourcing non-prime mortgage loans, appropriate state licenses, and errors/omissions and fidelity insurance polices in force. Tribeca also reviews broker tax returns, credit reports, and the broker's history of lending experience and consumer complaints.

      A complete mortgage loan request package includes in many cases a completed borrower application in accordance with our particular program guidelines, credit report, appraisal and other required documentation supporting the application. Appraisals are only accepted from Tribeca-approved appraisers, and appraised values generally are compared with various other sources of property value estimates or opinions. When a mortgage loan request package is received from an approved broker, Tribeca personnel review the package for all required documents and information. If the package is complete, Tribeca personnel underwrite the loan in accordance with its loan program requirements. After receipt of the broker loan package, Tribeca controls the processing, underwriting, approval/denial, legal and regulatory documents, closing and funding of the approved loan.

Borrowers

      As with loans we acquire, borrowers of loans we originate are a diverse population and no single borrower represents a significant portion of our loans. Our borrowers are located in 25 states, with approximately 62% and 58%, respectively, of the amount of loans originated in 2005 and 2004 being secured by property in New York and New Jersey. At December 31, 2005, approximately 64% of originated loans held for investment is secured by property in New York and New Jersey.

Secondary Marketing

      We sell a portion of the Tribeca loan originations for a cash gain on a whole-loan, servicing-released, basis. In 2005, we sold $60.7 million of loans and realized a net gain on sale of $1.3 million, and in 2004, we sold $89.9 million of loans and realized a net gain on sale of $1.4 million. The percentage of originated loans sold varies from year to year, depending on market conditions and our portfolio needs. We have not historically hedged our origination pipeline by entering into mandatory delivery commitments; however, many mortgage originators do so in the ordinary course of business and we may choose to do so in the future as well, if management deems it to be advantageous. The purchasers of the whole loans we do sell are typically large financial institutions. We regularly sell loans meeting specified loan underwriting and other criteria to several large financial institutions with whom we have ongoing investor relationships.

Licensing

      Tribeca is currently licensed as a mortgage banker or exempt from licensing in 25 states. Tribeca is also a Department of Housing and Urban Development FHA Title I and Title II approved lender.

Products

      We vary our product offerings depending on market conditions. Our origination volume focuses on Liberty Loans, which we hold for investment in our own portfolio, and Gold and Platinum loans, which we originate for sale to investors as described above.

      Liberty Loans. During 2005, a majority of our loan originations were conducted through our Liberty Loan program. The Liberty Loan is oriented toward borrowers who are undergoing a transition in their credit profile due to unforeseen life events such as divorce, business failure, loss of employment, health crises and similar events. We generally expect that Liberty Loan customers will eventually refinance at a lower interest rate once they have re-established their credit record. Currently, Liberty Loans are primarily adjustable-rate mortgages, or ARMs, with 30-year terms, with a fixed rate of interest for the first two years and a six-month adjustable rate of interest for the remaining term of the mortgage. The maximum Liberty Loan amount is $2 million, with a maximum loan-to-value of 75%. Our average Liberty Loan amount in 2005 was $229,000, and in 2004 was $199,000.

      Our loan application and approval process is streamlined, requiring little documentation. The principal factor in our underwriting guidelines has historically been our determination of the borrower's equity in his or her home and the related calculation of the loan-to-value ratio based on the appraised value of the property, and not, or to a lesser extent, on a determination of the borrower's ability to repay the loan. The specific parameters of the Liberty Loan program continue to evolve. We have recently begun in an increasing number of cases to gather and analyze additional information that allows us to assess to a reasonable degree the borrower's ability and intent to repay the loan in connection with our credit decision. We currently offer borrowers several variations of the Liberty Loan based on the amount of documentation provided by the borrower, with the loan-to-value ratio increasing to a maximum of 75% for the product variation requiring the most documentation supporting the ability and intent of the borrower to repay the loan and decreasing to a maximum of 65% for the product variation requiring the least of such documentation.

      It is our policy not to originate loans that are subject to either HOEPA or the various state and local laws regarding "high-cost" loans. Consistent with what we believe are industry best practices, the Liberty Loan program, among other things, does not allow for negative amortization, interest-only payments, short-term balloon payments, the financing of single-premium credit life insurance, long-term prepayment penalties, interest rates that increase upon default, or mandatory arbitration clauses.

      Platinum and Gold Loans. The balance of our loan originations in 2005 were conducted through our Platinum and Gold programs. Borrowers of our Platinum and Gold loans typically have higher credit ratings than borrowers under loans that we hold for our portfolio, as they are underwritten to specific investor guidelines that require higher credit profiles. The maximum loan amount for these loans is generally $500,000, with a loan-to-value ratio of up to 100%.

Competition

      The market for non-prime loan originations is highly competitive. Tribeca competes with a variety of lenders, including banks and mortgage bankers, for the origination of non-prime mortgages. Among the largest and most well-established of these competitors are New Century Mortgage, Ameriquest Mortgage, Countrywide Financial Corporation and Household Financial Services. Many of our competitors possess greater financial resources, longer operating histories and lower costs of capital than we do. Competition for mortgage originations is based upon marketing efforts, loan processing capabilities, funding capacity, loan product desirability, interest rates and fees and, to a much lesser extent in our case, the ability to sell loans for a premium in the secondary market.

Mortgage Banking Segment Summary Information

      The following table sets forth certain information regarding revenues, expenses and income before provision for income taxes for our mortgage banking segment:

                                                 Year Ended December 31,
                                        ----------------------------------------

                                            2005          2004          2003
                                        ------------  ------------  ------------
Revenues:
 Interest income .....................  $ 24,331,218  $  6,591,458  $  3,227,252
 Purchase discount earned ............       459,742       597,841       241,915
 Gain on sale of loans held for
 sale ................................     1,276,566     1,444,037     1,331,322
 Gain on sale of other real
 estate owned ........................        34,181        93,397        31,231
 Other income ........................     1,263,883       232,089       649,843
  Total revenues .....................    27,365,590     8,958,822     5,481,563

Operating expenses:
 Interest expense ....................    16,727,093     3,265,066     1,595,767
 Collective, general and
   administrative ....................     2,875,994     1,641,152     2,210,253
 Provision for loan losses ...........     1,004,388       335,530        63,579
 Amortization of deferred
   financing costs ...................     1,123,187       334,651       127,869
 Depreciation ........................       221,062       114,342        76,106
  Total expenses .....................    21,951,724     5,690,741     4,073,574

Income before provision for
  income taxes .......................     5,413,866     3,268,081     1,407,989
Income tax provision .................     2,434,508     1,503,317       647,664
    Net income .......................  $  2,979,358  $  1,764,764  $    760,325

Fixed-rate originations ..............  $ 36,636,445  $ 54,128,022  $ 72,098,058
Adjustable-rate originations .........  $390,624,027  $146,173,263  $ 25,045,495
Total originations ...................  $427,260,472  $200,301,285  $ 97,143,553
Loans sold ...........................  $ 60,715,866  $ 89,925,754  $ 79,105,920


Servicing

      Except for a short period of time after acquiring a pool of loans when servicing may be performed for us by the seller, we hold and service substantially all of the loans in our portfolio, including both purchased and originated loans, until resolution. At December 31, 2005, our servicing department consisted of 83 employees who managed 25,487 loans. Our servicing operations are conducted in the following departments:

      Loan Boarding and Administration. The primary objective of the loan boarding department is to ensure that newly acquired loans are properly transitioned from the prior servicer and that both newly acquired loans and originated loans are accurately boarded onto our servicing systems. In the bulk acquisition context, data is transmitted via an electronic file from the seller which is loaded directly onto our system, while data for originated loans and flow acquisitions is boarded directly by us onto our system. Our loan boarding department audits loan information for accuracy in approximately 10% of bulk purchased loans to ensure that the loans conform to the terms provided in the original note and mortgage. For the remaining bulk purchased loans, we perform verification of critical terms of the loans with information provided to us by the sellers. The information boarded onto our systems provides us with a file that we use to automatically generate introductory letters to borrowers summarizing the terms of their loan, among other standard industry procedures.

      The loan administration department performs typical duties related to the administration of loans, including incorporating modifications to terms of loans as well as, in the case of acquisitions, completing and recording the assignment of collateral documents from the seller into our name, which it does in conjunction with our acquisition department. The loan administration department also ensures the proper maintenance and disbursement of funds from escrow accounts and monitors non-escrow accounts for delinquent taxes and insurance lapses. For purchased and originated loans with adjustable interest rates, the loan administration group ensures that adjustments are properly made and identified to the affected borrowers in a timely manner.

      Customer Service. The primary objective of our customer service department is to obtain timely payments from borrowers, respond to borrower requests and resolve disputes with borrowers. Within ten days of boarding newly acquired loans onto our servicing system, our customer service representatives contact each new borrower to welcome them to Franklin Credit Management Corporation and to gather and/or verify any missing information, such as loan balance, interest rate, contact phone numbers, place of employment, insurance coverage and all other pertinent information required to properly service the loan. The customer service group responds to all inbound customer calls for information requests regarding payments, statement balances, escrow balances and taxes, payoff requests, returned checks and late payment and other fees. In addition, our customer service representatives process payoff requests and reconveyances.

      Collections. The main objective of our collections department is to ensure loan performance through maintaining customer contact. Our collections group continuously reviews and monitors the status of collections and individual loan payments in order to proactively identify and solve potential collection problems. When a loan becomes seven days past due, our collections group begins making collection calls and generating past-due letters. Our collections group attempts to determine whether a past due payment is an aberration or indicative of a more serious delinquency. If the past due payment appears to be an aberration, we emphasize a cooperative approach and attempt to assist the borrower in becoming current or arriving at an alternative repayment arrangement. Upon a serious delinquency, by which we mean a delinquency of 55 days by a borrower, or the earlier determination by our collections group based on the evidence available that a serious delinquency is likely, the loan is typically transferred to our legal department where loss mitigation begins. We employ a range of strategies to modify repayment terms in order to enable the borrower to make payments and ultimately cure the delinquency, or focus on expediting the foreclosure process so that loss mitigation can begin as promptly as practicable.

      Legal. Our legal department, which consists of non-lawyer administrative staff experienced in collection work, manages and monitors the progress of seriously delinquent loans and loans which we believe will develop into serious delinquencies. In addition to maintaining contact with borrowers through telephone calls and collection letters, this department utilizes various strategies in an effort to reinstate an account or revive cash flow on an account. The legal department analyzes each loan to determine a collection strategy to maximize the amount and speed of recovery and minimize costs. The particular strategy is based upon each individual borrower's past payment history, current credit profile, current ability to pay, collateral lien position and current collateral value. We employ a range of strategies depending on the specific situation, including the following:

      o Short-term repayment plans, or forbearance plans, when a delinquency can be cured within three months;

      o Loan modifications, when a delinquency cannot be cured within three months but the borrower has the financial ability to abide by the terms of the loan modification;

      o Short sales, when the borrower does not have the ability to repay and the equity in the property is not sufficient to satisfy the total amount due under the loan, but we accept the sale price of the property in full satisfaction of the debt in order to expedite the process for all parties involved;

      o Deed-in-lieu, when the borrower does not have the ability to repay and the equity in the property is not sufficient to satisfy the total amount due, but we accept the deed in full satisfaction of the debt in order to expedite the process for all parties involved;

      o Assumption, when the borrower wishes to relinquish responsibility to a third party and the prospective borrower demonstrates the ability to repay the loan;

      o Subordination, when we have the second lien on a property and the first lien-holder wishes to refinance its loan, to which we will agree if the terms of the refinanced loan permit the borrower to repay our loan; and

      o Deferment agreements, when we forgo collection efforts for a period of time, typically as a result of a hardship incurred by the borrower, such as a natural disaster or a death or illness in the family, as a result of which the borrower is temporarily unable to repay.

      Seriously delinquent accounts not resolved through the loss mitigation activities described above are foreclosed in accordance with state and local laws, with the objective of maximizing asset recovery in the most expeditious manner possible. This is commonly referred to as loss management. Foreclosure timelines are managed through a timeline report built into the loan servicing system. The report schedules milestones applicable for each state throughout the foreclosure process, which enhances our ability to monitor and manage the process. Properties acquired through foreclosure are transferred to our real estate department to manage eviction and marketing of the properties. However, until foreclosure is completed, efforts at loss mitigation are continued.

      In addition, our legal department manages loans by borrowers who have declared bankruptcy. The primary objective of the bankruptcy group within our legal department, which utilizes outside counsel, is to proactively monitor bankruptcy assets and outside counsel to ensure compliance with individual plans and to ensure recovery in the event of non-compliance.

      Real Estate. Our real estate department manages all properties acquired by us upon foreclosure of a delinquent loan or through purchase as part of a loan portfolio in order to preserve their value and ensure that maximum returns are realized upon sale. We own real estate, or OREO, in various states that we acquired through foreclosure, a deed-in-lieu or acquisition. These properties are 1-to-4 family residences, co-ops and condos. We acquire or foreclose on property primarily with the intent to sell it at a price to at least recover our cost. From time to time, OREO properties may be in need of repair or improvements in order to either increase the value of the property or reduce the time that the property is on the market. In those cases, the OREO property is evaluated independently and we make a determination of whether the additional investment would increase our return upon sale of the property.

Portfolio Characteristics

Overall Portfolio

      At December 31, 2005, our portfolio (excluding OREO) consisted of $970 million of notes receivable (inclusive of purchase discount not reflected on the face of the balance sheet), $374 million of loans held for investment and $13 million of loans held for sale. Our total loan portfolio grew 45% to $1.36 billion at December 31, 2005, from $939 million at December 31, 2004. Not boarded loans represent loans serviced by the seller on a temporary basis. The following table sets forth information regarding the types of properties securing our loans.

                                                       Percentage of Total
Property Types                     Principal Balance    Principal Balance
--------------                     -----------------   -------------------
Residential 1-4 family ..........  $   1,082,548,596                 79.75%
Condos, co-ops, PUD dwellings ...        108,745,880                  8.01%
Manufactured homes ..............         19,144,044                  1.41%
Multi-family ....................          1,560,530                  0.11%
Commercial ......................          2,468,732                  0.18%
Unsecured loans .................         10,255,642                  0.76%
Other ...........................             69,408                  0.01%
Not boarded .....................       132,573,874*                  9.77%
                                   -----------------   -------------------
  Total .........................  $   1,357,366,706                100.00%
                                   =================   ===================

------------------

   * A portion of not boarded loans has been included in the appropriate property type categories based on available information provided by the servicer-seller. The total amount of not boarded loans was $188.0 million at December 31, 2005.

      Geographic Dispersion. The following table sets forth information regarding the geographic location of properties securing the loans in our portfolio at December 31, 2005:

                                                      Percentage of Total
Location                           Principal Balance   Principal Balance
--------                           -----------------  -------------------
New York ........................  $     150,282,436                11.07%
New Jersey ......................        135,499,885                 9.98%
Florida .........................         86,436,077                 6.37%
California ......................         81,076,492                 5.97%
Ohio ............................         79,328,189                 5.84%
Pennsylvania ....................         65,556,950                 4.83%
Texas ...........................         57,489,850                 4.24%
Georgia .........................         42,334,839                 3.12%
Michigan ........................         38,967,779                 2.87%
Illinois ........................         35,707,778                 2.63%
All Others ......................        584,686,431                43.08%
                                   -----------------  -------------------
  Total .........................  $   1,357,366,706               100.00%
                                   =================  ===================


      Amounts included in the tables above under the heading "Principal Balance" represent the aggregate unpaid principle balance outstanding of notes receivable, loans held for investment and loans held for sale.

Asset Quality

      Delinquency. The following tables provide a breakdown of the delinquency status of our notes receivable, loans held for investment and loans held for sale portfolios as of the dates indicated, by principal balance. Because we specialize in acquiring and servicing loans with erratic payment patterns and an elevated level of credit risk, a substantial portion of the loans we acquire are in various stages of delinquency, foreclosure and bankruptcy when we acquire them. We monitor the payment status of our borrowers based on both contractual delinquency and recency delinquency. By contractual delinquency, we mean the delinquency of payments relative to the contractual obligations of the borrower. By recency delinquency, we mean the recency of the most recent full monthly payment received from the borrower. By way of illustration, on a recency delinquency basis, if the borrower has made the most recent full monthly payment within the past 30 days, the loan is shown as current regardless of the number of contractually delinquent payments. In contrast, on a contractual delinquency basis, if the borrower has made the most recent full monthly payment, but has missed an earlier payment or payments, the loan is shown as contractually delinquent. We classify a loan as in foreclosure when we determine that the best course of action to maximize recovery of unpaid principal balance is to begin the foreclosure process. We classify a loan as in bankruptcy when we receive notice of a bankruptcy filing from the bankruptcy court.

                                              December 31, 2005
                               ------------------------------------------------
                               Contractual Delinquency     Recency Delinquency
                               -----------------------   ----------------------
                Days Past Due      Amount          %         Amount         %
                -------------  --------------   ------   --------------   -----
Current ......  0 - 30 days    $  687,887,057       51%  $  791,779,227      58%
Delinquent ...  31 - 60 days       76,225,331        6%      36,316,774       3%
                61 - 90 days       19,629,463        1%      15,938,651       1%
                90+ days          139,882,279       10%      79,589,478       6%

Bankruptcy ...  0 - 30 days        38,018,748        3%     108,931,183       8%
Delinquent ...  31 - 60 days       11,207,345        1%       7,845,350       1%
                61 - 90 days        4,725,448       --        4,851,743      --
                90+ days          113,808,976        8%      46,132,241       3%

Foreclosure ..  0 - 30 days           793,327       --        8,414,493       1%
Delinquent ...  31 - 60 days          606,737       --        2,934,832      --
                61 - 90 days          895,794       --        2,444,743      --
                90+ days          131,112,327       10%     119,614,117       9%

Not Boarded(1)                    132,573,874       10%     132,573,874      10%
                               --------------   ------   --------------   -----
                Total          $1,357,366,706      100%  $1,357,366,706     100%
                               ==============   ======   ==============   =====
Total loans ..  0 - 30 days    $  726,699,132       54%  $  909,124,903      67%
                               ==============   ======   ==============   =====

------------------
(1) Not boarded represents recently acquired loans serviced by the seller on a temporary basis and recently originated loans that have been funded but have not yet been entered into the servicing system. A portion of not boarded loans has been included in the appropriate delinquency categories based on information provided by the seller-servicer. The remaining portion of not boarded loans, for which information has not been entered into our servicing system, is shown in the not boarded category.

                                              December 31, 2004
                               ------------------------------------------------
                               Contractual Delinquency     Recency Delinquency
                               -----------------------   ----------------------
                Days Past Due      Amount          %         Amount         %
                -------------  --------------   ------   --------------   -----
Current ......  0 - 30 days    $  481,579,021       51%  $  575,916,813      61%
Delinquent ...  31 - 60            58,347,499        6%      23,570,888       3%
                days
                61 - 90            17,130,134        2%       5,955,120       1%
                days
                90+ days           77,831,547        9%      29,445,380       3%

Bankruptcy ...  0 - 30 days        38,334,025        4%     105,488,483      11%
Delinquent ...  31 - 60            16,501,584        2%       9,796,137       1%
                days
                61 - 90             7,805,223        1%       2,493,004      --
                days
                90+ days           95,998,718       10%      40,861,927       5%

Foreclosure ..  0 - 30 days           168,426       --       19,264,407       2%
Delinquent ...  31 - 60             1,617,959       --        4,030,963      --
                days
                61 - 90             1,347,135       --        5,112,161       1%
                days
                90+ days          132,950,118       14%     107,676,106      11%

Not Boarded(1)                      9,399,114        1%       9,399,114       1%
                Total          $  939,010,503      100%  $  939,010,503     100%
Total loans ..  0 - 30 days    $  520,081,472       55%  $  700,669,703      75%

------------------
(1) Not boarded represents recently acquired loans serviced by the seller on a temporary basis and recently originated loans that have been funded but have not yet been entered into the servicing system. A portion of not boarded loans has been included in the appropriate delinquency categories based on information provided by the seller-servicer. The remaining portion of not boarded loans, for which information has not been entered into our servicing system, is shown in the not boarded category.

      Hurricanes Katrina, Rita and Wilma. In order to determine potential losses, if any, as a result of the recent hurricanes, Katrina, Rita and Wilma, the Company has identified its loans in the FEMA-designated areas, and continues to contact these borrowers to assess the overall effect that the hurricanes will have on the collectibility of the identified loans. Management does not consider the net balances of such loans to be significant and has not identified a material number of loans for which the collateral was significantly damaged by the hurricanes. Management believes that the existing allowance is adequate to cover potential future losses that have been identified as a result of hurricanes Katrina, Rita and Wilma. However, additional provisions for loan losses for a relatively small number of such loans may be required in the future, and we cannot at this time determine if other borrowers near the FEMA-designated areas may be affected in the future.

Notes Receivable Portfolio

      As of December 31, 2005, our notes receivable portfolio, which consists of purchased loans, included approximately 23,684 loans with an aggregate unpaid principal balance ("UPB") of $970 million and a net UPB of $903 million (after allowance for loan losses of $67 million), compared with approximately 22,100 loans with an aggregate UPB of $812 million and a net UPB of $722 million (after allowance for loan losses of $90 million) as of December 31, 2004. Impaired loans comprise and will continue to comprise a significant portion of our portfolio. Many of the loans we acquire are impaired loans at the time of purchase. We generally purchase such loans at significant discounts and have considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income is not accrued on impaired loans, interest and fees are received on a portion of loans classified as impaired. The following table provides a breakdown of the notes receivable portfolio by year:

                                          2005           2004            2003
                                      ------------   ------------   ------------
Performing loans ..................   $536,974,892   $436,366,893   $322,345,537
Allowance for loan losses .........     14,266,781     19,154,310     15,584,769
                                      ------------   ------------   ------------
Total performing loans,
  net of allowance for loan
  losses ..........................    522,708,111    417,212,583    306,760,768
                                      ------------   ------------   ------------

Impaired loans ....................    244,986,933    280,078,060    126,341,722
Allowance for loan losses .........     43,691,572     57,889,091     30,111,278
                                      ------------   ------------   ------------
Total impaired loans,
  net of allowance for loan
  losses ..........................    201,295,361    222,188,969     96,230,444
                                      ------------   ------------   ------------

Not yet boarded onto
   servicing system ...............    188,037,218     95,440,903     16,866,611
Allowance for loan losses .........      9,317,802     12,584,898        551,183
                                      ------------   ------------   ------------
Not yet boarded onto
  servicing system,
  net of allowance for loan
  losses ..........................    178,719,416     82,856,005     16,315,428
                                      ------------   ------------   ------------
Total notes receivable,
  net of allowance for loan
  losses ..........................    902,722,888    722,257,557    419,306,640
                                      ------------   ------------   ------------

*Accretable Discount ..............     11,360,617             --             --
                                      ------------   ------------   ------------
*Nonaccretable Discount ...........     23,981,013             --             --
                                      ------------   ------------   ------------

Total Notes Receivable,
  net of allowance for loan
  losses and
  accretable/nonaccretable
  discount ........................   $867,381,258   $722,257,557   $419,306,640
                                      ============   ============   ============

------------------
   * Represents purchase discount not reflected on the face of the balance sheet in accordance with SOP 03-3 for loans acquired after December 31, 2004. Accretable Discount is the excess of the loan's estimated cash flows over the purchase prices, which is accreted into income over the life of the loan. Nonaccretable Discount is the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated at the time of acquisition.

      The following table provides a breakdown of the balance of our portfolio of notes receivable between fixed-rate and adjustable-rate loans, net of allowance for loan losses and excluding loans purchased but not yet boarded onto our servicing operations system as of December 31, 2005, December 31, 2004 and December 31, 2003 of $178,719,416, $82,856,005, and $16,315,428, respectively:

                                          2005           2004           2003
                                      ------------   ------------   ------------
Performing Loans:
Fixed-rate Performing Loans .......   $393,982,311   $300,286,566   $199,691,299
                                      ------------   ------------   ------------
Adjustable Performing Loans .......    128,725,800    116,926,017    107,069,469
                                      ------------   ------------   ------------
Total Performing Loans ............   $522,708,111   $417,212,583   $306,760,768
                                      ============   ============   ============

Impaired Loans:
Fixed-rate Impaired Loans .........   $167,093,004   $184,312,204   $ 58,752,534
                                      ------------   ------------   ------------
Adjustable Impaired Loans .........     34,202,357     37,876,765     37,477,910
                                      ------------   ------------   ------------
Total Impaired Loans ..............   $201,295,361   $222,188,969   $ 96,230,444
                                      ============   ============   ============
Total Notes .......................   $724,003,472   $639,401,552   $402,991,212
                                      ============   ============   ============

*Accretable Discount ..............   $ 11,360,617   $         --   $         --
                                      ============   ============   ============
*Nonaccretable Discount ...........   $ 13,953,006   $         --   $         --
                                      ============   ============   ============
Total Notes Receivable,
  net of allowance for loan
  losses,
  excluding loans not
  boarded onto servicing
  systems .........................   $698,689,849   $639,401,552   $402,991,212
                                      ============   ============   ============

      Impaired loans comprise and will continue to comprise a significant portion of our portfolio. Many of the loans we acquire are impaired loans at the time of purchase. We generally purchase such loans at significant discounts and have considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income is not accrued on impaired loans, interest and fees are received on a portion of loans classified as impaired.

Loan Acquisitions

      We purchased over $505 million in assets (principally residential single-family loans) in 2005, compared with approximately $652 million in assets (principally residential single-family loans) during 2004 and approximately $244 million in assets (principally residential single-family loans) during 2003. A substantial portion of the loans we acquired in 2004 resulted from the purchase of two large portfolios, which together represented over $400 million in UPB at the time of acquisition. The following table sets forth the amounts and purchase prices of our mortgage loan acquisitions during the previous three calendar years:

                                        2005            2004            2003
                                    -----------     -----------    ------------
Number of loans ................         12,311          12,914           3,476
Aggregate unpaid principal
  balance at acquisition .......    $505,655,68     $625,762,75    $244,387,332
Purchase price .................    $468,324,93     $544,288,35    $213,638,801
Purchase price percentage ......             93%             87%             87%

------------------
   * Exclusive of credit card portfolio in the amount of $26.3 million.

Notes Receivable Dispositions

      In the ordinary course of our loan servicing process and through the periodic review of our portfolio of purchased loans, there are certain loans that, for various reasons, we determine to sell. We typically sell these loans on a whole-loan basis, servicing-released for cash. The following table sets forth our dispositions of purchased loans during the previous three calendar years:

                                       2005            2004             2003
                                   ------------    ------------    ------------
Sale of Performing Loans
Aggregate unpaid principal
balance ........................   $ 13,573,871    $ 19,845,833    $ 15,146,598
Gain on sale ...................   $  1,263,866    $  2,178,295    $  2,203,490

Sale of Non-Performing Loans
Aggregate unpaid principal
balance ........................   $ 23,491,405*   $  1,154,505    $  4,220,120
Gain (loss) on sale ............   $     47,021    $   (477,182)   $ (1,085,251)

Total gain on sale .............   $  1,310,887    $  1,701,113    $  1,118,239

------------------
   * Sale of credit card portfolio. The carrying value of this portfolio was $1.2 million.

Tribeca's Loan Originations

      The following table sets forth Tribeca's loan originations, as well as dispositions, during the previous three calendar years. During 2004, we began to originate loans, principally adjustable-rate loans with a fixed rate for the first two years, to be held in our portfolio.

                                                        2004            2003
                                       2005         (Restated)      (Restated)
                                   ------------    ------------    ------------
Number of loans originated .....          1,871           1,159             562
Original principal balance .....   $427,260,472    $200,301,285    $ 97,143,553
Average loan amount ............   $    228,359    $    172,823    $    172,853

Originated as fixed ............   $ 36,636,445    $ 54,128,022    $ 72,098,058
Originated as ARM* .............   $390,624,027    $146,173,263    $ 25,045,495

Number of loans sold ...........            297             576             449
Aggregate face value ...........   $ 60,715,866    $ 89,925,754    $ 79,105,920
Gain on sale ...................   $  1,276,566    $  1,444,037    $  1,331,322
Gain on sale percentage ........           2.10%           1.61%           1.68%

------------------
   * Originated ARM loans are principally fixed-rate for the first two years and six-month adjustable-rate for the remaining term.

Other Real Estate Owned

      The following table sets forth our real estate owned, or OREO portfolio, and OREO sales during the previous three calendar years:

                                         2005           2004           2003
                                      -----------    -----------    -----------
Other real estate owned ...........   $19,936,274    $20,626,156    $13,981,665
OREO as a percentage of
total assets ......................          1.50%          2.33%          2.94%
OREO sold .........................   $30,697,381    $20,273,482    $15,380,375
Gain on sale ......................   $ 1,758,351    $   542,202    $ 1,027,130

      Geographic Dispersion of Originated Loans. The following table sets forth information regarding the geographic location of properties securing all loans originated by Tribeca during 2005 and the aggregate portfolio of loans originated and held for investment at December 31, 2005:

                                 Loans Originated for         Loans Held for Investment
                             Year Ended December 31, 2005        at December 31, 2005
                             ----------------------------    -----------------------------
                                            Percentage of                    Percentage of
                                                Total                            Total
                              Principal       Principal       Principal        Principal
Location                       Balance         Balance         Balance          Balance
--------------------------   ------------   -------------    ------------    -------------
New Jersey ...............   $135,767,839           31.78%   $118,832,285            31.73%
New York .................    120,867,448           28.29%    119,036,624            31.79%
Pennsylvania .............     31,170,265            7.30%     31,114,558             8.31%
Florida ..................     30,247,360            7.08%     20,078,932             5.36%
California ...............     22,886,500            5.36%     12,866,824             3.44%
Massachusetts ............     21,711,370            5.08%     20,111,407             5.37%
Maryland .................     15,987,825            3.74%     11,561,771             3.09%
Virginia .................     15,742,400            3.68%     13,280,988             3.55%
Connecticut ..............     11,807,300            2.76%     11,665,914             3.12%
South Carolina ...........      4,483,800            1.05%      3,191,253             0.85%
All Others ...............     16,588,365            3.88%     12,727,490             3.39%
                             ------------   -------------    ------------    -------------
                             $427,260,472          100.00%   $374,468,046           100.00%*
                             ============   =============    ============    =============

------------------
   * UPB before purchase discount and allowance for loan losses.

Government Regulation

      The mortgage lending industry is highly regulated. Our business is regulated by federal, state and local government authorities and is subject to federal, state and local laws, rules and regulations, as well as judicial and administrative decisions that impose requirements and restrictions on our business. At the federal level, these laws, rules and regulations include:

      o     the Equal Credit Opportunity Act and Regulation B;

      o     the Federal Truth in Lending Act and Regulation Z;

      o     Home Ownership and Equity Protection Act, or HOEPA;

      o     the Real Estate Settlement Procedures Act, or RESPA, and Regulation
            X;

      o     the Fair Credit Reporting Act;

      o     the Fair Debt Collection Practices Act;

      o     the Home Mortgage Disclosure Act and Regulation C;

      o     the Fair Housing Act;

      o     the Telemarketing and Consumer Fraud and Abuse Prevention Act;

      o     the Telephone Consumer Protection Act;

      o     the Gramm-Leach-Bliley Act;

      o     the Soldiers and Sailors Civil Relief Act;

      o     the Fair and Accurate Credit Transactions Act; and

      o     the CAN-SPAM Act.

      These laws, rules and regulations, among other things:

      o     impose licensing obligations and financial requirements on us;

      o limit the interest rates, finance charges, and other fees that we may charge;

      o prohibit discrimination both in the extension of credit and in the terms and conditions on which credit is extended;

      o prohibit the payment of kickbacks for the referral of business incident to a real estate settlement service;

      o     impose underwriting requirements;

      o mandate various disclosures and notices to consumers, as well as disclosures to governmental entities;

      o mandate the collection and reporting of statistical data regarding our customers;

      o     require us to safeguard non-public information about our customers;

      o     regulate our collection practices;

      o require us to combat money-laundering and avoid doing business with suspected terrorists;

      o restrict the marketing practices we may use to find customers, including restrictions on outbound telemarketing; and

      o in some cases, impose assignee liability on us as purchaser of mortgage loans as well as the entities that purchase our mortgage loans.

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

      o     inability to sell or securitize our loans; or

      o     inability to obtain credit to fund our operations.

      Although we have systems and procedures directed to compliance with these legal requirements and believe that we are in material compliance with all applicable federal, state and local statutes, rules and regulations, we cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies will not interpret existing laws or regulations in a more restrictive matter, which could render our current business practices non-compliant or which could make compliance more difficult or expensive. These applicable laws and regulations are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently or may be interpreted infrequently. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them. Any ambiguity under a law to which we are subject may lead to non-compliance with applicable regulatory laws and regulations. We actively analyze and monitor the laws, rules and regulations that apply to our business, as well as the changes to such laws, rules and regulations.

New Areas of Regulation

      Regulatory and legal requirements are subject to change, making our compliance more difficult or expensive, or otherwise restricting our ability to conduct our business as it is now conducted. In particular, federal, state and local governments have become more active in the consumer protection area in recent years. For example, the federal Gramm-Leach-Bliley financial reform legislation imposes additional privacy obligations on us with respect to our applicants and borrowers. The Fair and Accurate Credit Transactions Act of 2003, enacted in December 2003, requires us to provide additional disclosures when we disapprove a loan application. Additional requirements will apply to our use of consumer reports and our furnishing of information to the consumer reporting agencies. Additionally, Congress and the Department of Housing and Urban Development have discussed an intent to reform RESPA. Several states are also considering adopting privacy legislation. For example, California has passed legislation known as the California Financial Information Privacy Act and the California On-Line Privacy Protection Act. Both pieces of legislation became effective July 1, 2004, and impose additional notification obligations on us that are not preempted by existing federal law. If other states choose to follow California and adopt a variety of inconsistent state privacy legislation, our compliance costs could substantially increase. Moreover, several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to protect consumers from predatory lending. The impact of this legislation, should it be adopted in other states, may negatively affect the availability of credit to a broader segment of the borrowing population than the smaller group that the laws are aiming to protect.

      Local, state and federal legislatures, state and federal banking regulatory agencies, state attorneys general offices, the FTC, the Department of Justice, the Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending practices by some companies, primarily in the non-prime lending industry, sometimes referred to as "predatory lending" practices. Sanctions have been imposed by various agencies for practices such as charging excessive fees, imposing higher interest rates than the credit risk of some borrowers warrant, failing to disclose adequately the material terms of loans to borrowers and abrasive servicing and collections practices. The Office of the Comptroller of the Currency, the regulator of national banks, issued a final regulation last year that prescribed an explicit anti-predatory lending standard without regard to a trigger test based on the cost of the loan, which prohibits a national bank from, among other restrictions, making a loan based predominately on the foreclosure value of the borrower's home, rather than the borrower's repayment ability, including current and expected income, current obligations, employment status and relevant financial resources. This restriction would prevent national banks and their operating subsidiaries from purchasing the variation of the Liberty Loan where no assessment is made of the borrower's ability to repay the loan. In addition, if this standard were adopted more generally, it may impact the ability of Tribeca to originate the Liberty Loan.

      On May 16, 2005, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, and the National Credit Union Administration jointly issued "Credit Risk Management Guidance for Home Equity Lending." The guidance promotes sound credit risk management practices for institutions engaged in home equity lending (both home equity lines of credit and closed-end home equity loans). Among other risk factors, the Guidance cautions lenders to consider all relevant risk factors when establishing product offerings and underwriting guidelines, including a borrower's income and debt levels, credit score (if obtained), and credit history, as well as the loan size, collateral value, lien position, and property type and location. It stresses that prudently underwritten home equity loans should include an evaluation of a borrower's capacity to adequately service the debt, and that reliance on a credit score is insufficient because it relies on historical financial performance rather than present capacity to pay. While not specifically applicable to loans originated by Tribeca, the guidance is instructive of the regulatory climate covering low and no documentation loans, such as certain of Tribeca's Liberty Loan products.

      HOEPA identifies a category of mortgage loans and subjects such loans to restrictions not applicable to other mortgage loans. Loans subject to HOEPA consist of loans on which certain points and fees or the annual percentage rate, known as the APR, exceed specified levels. Liability for violations of applicable law with regard to loans subject to HOEPA would extend not only to us, but to the institutional purchasers of our loans as well. It is our policy to seek not to originate loans that are subject to HOEPA or state and local laws discussed in the following paragraph or purchase high cost loans that violate such laws. On October 1, 2002, the APR and points and fees thresholds for determining loans subject to HOEPA were lowered, thereby expanding the scope of loans subject to HOEPA. We will continue to avoid originating loans subject to HOEPA, and the lowering of the thresholds beyond which loans become subject to HOEPA may prevent us from originating certain loans and may cause us to reduce the APR or the points and fees on loans that we do originate. Non-compliance with HOEPA and other applicable laws may lead to demands for indemnification or loan repurchases from our warehouse lenders and institutional loan purchasers, class action lawsuits and administrative enforcement actions.

      Laws, rules and regulations have been adopted, or are under consideration, at the state and local levels that are similar to HOEPA in that they impose certain restrictions on loans on which certain points and fees or the APR exceeds specified thresholds, which generally are lower than under federal law. These restrictions include prohibitions on steering borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, flipping or repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans. If the numerical thresholds were miscalculated, certain variations of our Liberty Loan product, where the lending decision is or may have been based entirely or primarily on the borrower's equity in his or her home and not, or to a lesser extent, on a determination of the borrower's ability to repay the loan, would violate HOEPA and many of these state and local anti-predatory lending laws. In the past, we have sold a small portion of our Liberty Loan production to third parties on a servicing-released, whole-loan basis. Going forward, however, our ability to finance the origination of Liberty Loans or sell the Liberty Loan product to third parties could be impaired if our sources of financing or mortgage investors are required or choose to incorporate prohibitions from certain anti-predatory lending practices into their eligibility criteria, even if the laws themselves do not specifically apply to us. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a "net tangible benefit" to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. The remedies for violations of these laws are not based on actual harm to the consumer and can result in damages that exceed the loan balance. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on assignees, which may include our warehouse lenders and whole-loan buyers, regardless of whether the assignee knew of or participated in the violation.

      The continued enactment of these laws, rules and regulations may prevent us from originating certain loans and may cause us to reduce the interest rate or the points and fees on loans that we do originate. We may decide to originate a loan that is covered by one of these laws, rules or regulations only if, in our judgment, the loan is made in accordance with our strict legal compliance standards and without undue risk relative to litigation or to the enforcement of the loan according to its terms. If we decide to relax our self-imposed restrictions on originating loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with the laws, rules and regulations, including demands for indemnification or loan repurchases from the parties to whom we broker or sell loans, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for non-prime loans, making it difficult to fund or sell any of our loans. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements.

      A portion of our mortgage loans are originated through independent mortgage brokers. Mortgage brokers provide valuable services in the loan origination process and are compensated for their services by receiving fees on loans. Brokers may be paid by the borrower, the lender or both. If a borrower cannot or does not want to pay the mortgage broker's fees directly, the loan can be structured so that the mortgage broker's fees are paid from the proceeds of the loan, or the loan can provide for a higher interest rate or higher fees to the lender. Regardless of the manner in which a broker is compensated, the payment is intended only to compensate the broker for the services actually performed and the facilities actually provided.

      RESPA prohibits the payment of fees for the mere referral of real estate settlement service business. This law does permit the payment of reasonable value for services actually performed and facilities actually provided unrelated to the referral. In the past, several lawsuits have been filed against mortgage lenders alleging that such lenders have made certain payments to independent mortgage brokers in violation of RESPA. These lawsuits generally have been filed on behalf of a purported nationwide class of borrowers alleging that payments made by a lender to a broker in addition to payments made by the borrower to a broker are prohibited by RESPA and are therefore illegal. On September 18, 2002, the Eleventh Circuit Court of Appeals issued a decision in Heimmermann v. First Union Mortgage Corp., which reversed the court's earlier decision in Culpepper
v. Irwin Mortgage Corp. in which the court found the yield spread premium payments received by a mortgage broker to be unlawful per se under RESPA. The Department of Housing and Urban Development responded to the Culpepper decision by issuing a policy statement (2001-1) taking the position that lender payments to mortgage brokers, including yield spread premiums, are not per se illegal. The Heimmermann decision eliminated a conflict that had arisen between the Eleventh Circuit and the Eighth and Ninth Circuit Courts of Appeals, with the result that all federal circuit courts that have considered the issue have aligned with the Department of Housing and Urban Development policy statement and found that yield spread premiums are not prohibited per se. If other circuit courts that have not yet reviewed this issue disagree with the Heimmermann decision, there could be a substantial increase in litigation regarding lender payments to brokers and in the potential costs of defending these types of claims and in paying any judgments that might result. Although we believe that our broker compensation programs comply with all applicable laws and are consistent with long-standing industry practice and regulatory interpretations, in the future new regulatory interpretations or judicial decisions may require us to change our broker compensation practices. Such a change may have a material adverse effect on us and the entire mortgage lending industry.

Compliance, Quality Control and Quality Assurance

      We maintain a variety of quality control procedures designed to detect compliance errors prior to funding. We have a stated anti-predatory lending policy which is communicated to all employees at regular training sessions. In addition, Tribeca, from time to time, subjects a statistical sampling of our loans to post-funding quality assurance reviews and analysis. We track the results of the quality assurance reviews and report them back to the responsible origination units. Our loans and practices are reviewed regularly in connection with the due diligence that our loan buyers and lenders perform. State regulators also review our practices and loan files and report the results back to us.

Privacy

      The federal Gramm-Leach-Bliley Act obligates us to safeguard the information we maintain on our borrowers. California has passed legislation known as the California Financial Information Privacy Act and the California On-Line Privacy Protection Act. Both pieces of legislation became effective on July 1, 2004, and impose additional notification obligations on us that are not pre-empted by existing federal law. Regulations have been proposed by several agencies and states that may affect our obligations to safeguard information. If other states or federal agencies adopt additional privacy legislation, our compliance costs could substantially increase.

Fair Credit Reporting Act

      The Fair Credit Reporting Act provides federal preemption for lenders to share information with affiliates and certain third parties and to provide pre-approved offers of credit to consumers. Congress also amended the Fair Credit Reporting Act to place further restrictions on the use of information shared between affiliates, to provide new disclosures to consumers when risk based pricing is used in the credit decision, and to help protect consumers from identity theft. All of these new provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Home Mortgage Disclosure Act

      In 2002, the Federal Reserve Board adopted changes to Regulation C promulgated under the Home Mortgage Disclosure Act. Among other things, the new regulations require lenders to report pricing data on loans that they originate with annual percentage rates that exceed the yield on treasury bills with comparable maturities by three percent. The expanded reporting takes effect in 2004 for reports filed in 2005. A majority of our loans are subject to the expanded reporting requirements.

      The expanded reporting does not provide for additional loan information such as credit risk, debt-to-income ratio, LTV ratio, documentation level or other salient loan features that might impact pricing on individual loans. As a result, the reported information may lead to increased litigation and government scrutiny to determine if any reported disparities between prices paid by minorities and majorities may have resulted from unlawful discrimination. For example, the Civil Rights Division of the New York State Attorney General's office has requested that certain large lenders provide it with supplementary information to explain the disparities in their reported HMDA data.

Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act

      The FCC and the FTC adopted "do-not-call" registry requirements, which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called. These requirements also mandate that we do not call consumers who have chosen to be on the list. Those prohibitions do not apply to calls made to a servicer's existing customers. Several states have also adopted similar laws, with which we also seek to comply.

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

Employees

      We recruit, hire, and retain individuals with the specific skills that complement our corporate growth and business strategies. As of December 31, 2005, we had 216 full time employees, of which 78 were employed by Tribeca, our origination subsidiary.

      None of our employees are represented by a union or covered by a collective bargaining agreement. We believe our relations with our employees are good.

ITEM 1A. RISK FACTORS

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

Our business is dependent on external financing, and we currently receive the substantial majority of our financing from a single lender. If our principal lender ceases to provide financing to us or increases the cost to us of such financing and we are unable to access alternative external sources of financing on favorable terms or at all, we would not be able to fund and grow our operations and our business will be materially harmed.

      We currently receive a substantial majority of our external financing from our principal lender, Sky Bank, under a series of credit facilities, including our master credit facility, Tribeca's warehouse credit and security agreement, or warehouse facility, and Tribeca's master credit and security agreement. If we lose access to this primary source of external financing for any reason, we will not have the liquidity to fund our business operations.

      We depend on our credit facilities to:

      o     provide the cash necessary to fund our acquisition of S&D loans;

      o     fund our loan originations; and

      o     enable us to hold our loans for investment or pending sale.

      Our credit facilities do not obligate our principal lender to make any additional credit available to us. Accordingly, there is no guarantee that we will continue to receive additional financing under our current agreements or that our principal lender will enter into new agreements with us upon the expiration of the current agreements on terms favorable to us or at all. If our principal lender refuses to extend additional credit to us for any reason, including, for example, a change in its policies, management or control, a change in its criteria for eligible mortgage loans to secure credit advances, a change in the regulatory environment, including a change in the financing of mortgage loans where the lending decision is based entirely or primarily on the borrower's equity in his or her home and not, or to a lesser extent, on a determination of the borrower's ability to repay the loan, or a lack of available funds, we would need to secure comparable financing from the other banks currently participating with our principal lender and/or other sources in order to continue to fund our acquisition and origination activities and possibly working capital. There is no guarantee that, in such an event, we would be able to secure other external financing on favorable terms or at all.

      Even if our principal lender does agree to provide additional financing to us, there is no guarantee that such financing will be on terms as favorable as our current facilities. Our ability to be competitive in both portfolio acquisitions and loan originations depends on the cost of our financing, and any new facility could bear interest at higher rates than we currently pay. Such an increase in our cost of funds would adversely affect our ability to bid competitively for portfolio acquisitions and profitably originate loans, which in turn would have an adverse effect on our business prospects and financial condition.

Our ability to fund increased operating expenses depends on the agreement of our principal lender to increases in our operating allowance.

      Under our credit facilities with our lenders, we are required to submit all payments we receive from obligors under pledged mortgage loans to a lockbox maintained by our principal lender, from which we receive an operating allowance, which is renegotiated from time to time and at least annually, to sustain our business. All amounts submitted to the lockbox in excess of the agreed upon operating allowance are used to pay down amounts outstanding under our credit facilities with our lenders. The operating allowance may not be sufficient to meet our liquidity needs in the future, particularly as we seek to grow our operations. If it is insufficient, there is no guarantee that our principal lender will increase our operating allowance, which would have a material adverse impact on our business.

If our principal lender ceases to renew our maturing loans for additional terms or provide us with refinancing opportunities, or we are unable to secure refinancing opportunities with other lenders, our indebtedness will become due and payable upon the contractual maturity of each borrowing.

      The unpaid principal balance of each loan under our master credit facility and term loan agreements with our principal lender is amortized over a twenty-year period, but matures three years after the date the loan was made. Historically, our principal lender has routinely agreed to renew such loans for additional three-year terms upon their maturity. Similarly, advances under Tribeca's warehouse facility are required to be repaid within 120 days after the date of advance (or, in some cases, earlier). Our principal lender has historically allowed us to convert our indebtedness under the warehouse facility to term loans outside the warehouse facility, and has provided us with consolidation and refinancing opportunities. There is no guarantee that our principal lender will continue to renew our loans under the term loan agreements or provide us with opportunities to consolidate, refinance or convert our borrowings under the warehouse facility, thereby relieving our immediate repayment obligations. Our principal lender's refusal to provide us with such renewal, conversion, consolidation and refinancing opportunities could cause our indebtedness to become immediately due and payable upon the contractual maturity of such indebtedness, which could result in our insolvency if we are unable to refinance our debt through alternative lenders or other financing vehicles and preclude us from further borrowings. There is no guarantee that we would be able to refinance our debt through alternative lenders on favorable terms or at all because we are highly leveraged and our ratio of equity to assets and/or our ratio of debt to equity may not be sufficient to support traditional borrowing.

Our credit facilities require us to observe certain covenants, and our failure to satisfy such covenants could render us insolvent or preclude our seeking additional financing from this or other sources.

      Our credit facilities require us to observe certain affirmative, negative and financial covenants customary for financings of this type, including: a covenant under our master credit facility with our principal lender requiring that we and our subsidiaries maintain a minimum consolidated net worth of at least $10.0 million; a covenant under Tribeca's warehouse facility with our principal lender requiring that Tribeca and its subsidiaries maintain a minimum consolidated net worth of at least $2.5 million; and covenants under our new master credit and security agreements requiring that Tribeca and its subsidiaries maintain a consolidated minimum net worth of at least $3.5 million and rolling four-quarter pre-tax net income of $750,000. Failure to satisfy any of these covenants could:

      o cause our indebtedness to become immediately payable, which could result in our insolvency if we are unable to repay our debt; and

      o     preclude us from further borrowings.

      In addition, under our master credit facility with our principal lender, Thomas J. Axon, our Chairman, President and CEO, ceasing to possess, directly or indirectly, the power to direct our management and policies through his ownership of our voting stock constitutes an event of default, which, without a waiver from our principal lender, would cause our indebtedness to become immediately payable and could result in our insolvency if we are unable to repay our debt.

Our business is sensitive to, and can be materially affected by, changes in interest rates.

      Our business may be adversely affected by changes in interest rates, particularly changes that are unexpected in timing or size. The following are some of the risks we face related to an increase in interest rates:

      o All of our borrowings bear interest at variable rates, while a significant majority of the loans in our portfolio have fixed rates. As a result, an increase in rates is likely to result in an increase in our interest expense without an offsetting increase in interest income. Further, our adjustable-rate loans typically provide for less frequent adjustments in response to rate increases than do our borrowings, and sometimes also include interest rate caps. To the extent this is the case, an increase in interest rates would result in a greater increase in our interest expense than in our interest income, which would adversely affect our profitability.

      o An increase in interest rates would adversely affect the value that we would receive upon a sale of loans that bear interest at fixed rates, and our results of operations could be adversely affected.

      o An increase in our funding costs without an offsetting increase in revenue would cause our cash flow to decrease, which in turn may have an adverse impact on our ability to meet our monthly debt service obligations. In the event we are unable to meet our monthly debt service obligations for this or for any other reason, we would be in default under the obligations of our credit facilities and our lenders would have the right to accelerate payments under our credit facilities.

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

      o An increase in interest rates would result in a slowdown of borrower prepayments and a reduction of revenue as purchase discount accreted into income would decline. An increase in interest rates may also lead to an increase in our borrower defaults, if borrowers have difficulties making their adjustable-rate mortgage payments, and a corresponding increase in nonperforming assets, which could decrease our revenues and our cash flows, increase our loan servicing costs and our provision for loan losses, and adversely affect our profitability.

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

      The residential mortgage origination business has historically been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and reduced profits. The residential mortgage industry has experienced rapid growth over the past three years due to interest rates that are low by historical standards. The Mortgage Bankers Association of America has predicted that residential mortgage originations will decrease in 2006 due to rising interest rates. During periods of rising interest rates, refinancing originations decrease, as higher interest rates reduce economic incentives for borrowers to refinance their existing mortgages. We expect this to result in a decreased volume of industry-wide originations in the foreseeable future. Historically, the non-prime market has been impacted less by the interest rate cycle than has the market for prime residential mortgage loans. However, there is no assurance that this will continue to be the case in the future. Due to decreasing and stable interest rates over recent years, our historical performance may not be indicative of results in a rising interest rate environment, and our results of operations may be materially adversely affected if interest rates continue to rise.

Our reliance on cash-out refinancings as a significant source of our origination activities increases the risk that our earnings will be harmed if the demand for this type of refinancing declines.

      Our loan origination volume is comprised principally of cash-out refinancings. This concentration increases the risk that our earnings will be reduced if interest rates rise and/or the prices of homes decline, which would reduce the demand and our origination volume for this type of refinancing. Such a reduction could harm our results of operations, financial condition and business prospects.

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

      In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our infrastructure. We will need to continue to upgrade and expand our financial, operational, administrative and managerial systems and controls. Further, continued growth could require capital resources beyond what we currently possess. In particular, our acquisition and servicing of large "bulk" portfolios relative to our size, our origination volume and our creation of new product lines, such as our Liberty Loan product, require a significant amount of financial, operational and administrative resources. As a result, we may not able to support such bulk purchases, origination volume and new product lines without corresponding increases in our general and administrative costs. If we do not manage our growth effectively, our expenses could increase and our business, liquidity and financial condition could be significantly harmed.

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

      A significant portion of Tribeca's mortgage loan origination activity is concentrated in the northeastern United States, particularly in New York and New Jersey. Of the loans originated by Tribeca and held for investment as of December 31, 2005, a substantial majority of the aggregate principal was secured by property in these two states. An overall decline in the economy or the residential real estate market, the occurrence of events such as a natural disaster or an act of terrorism in the northeastern United States could decrease the value of residential properties in this region. This could result in an increase in the risk of delinquency, default or foreclosure on mortgage loans in our portfolio and restrict Tribeca's ability to originate new mortgage loans, each of which could reduce our revenues, increase our expenses and reduce our profitability.

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

The loss of our Chairman may adversely affect our operations.

      Thomas J. Axon, our Chairman, President and CEO, is responsible for making substantially all of the most significant policy and managerial decisions in our business operations, including determining which large bulk mortgage portfolios to purchase, the purchase price and other material terms of such portfolio acquisitions. These decisions are paramount to the success and growth of our business. Mr. Axon is also instrumental in securing our external financing. The loss of the services of Mr. Axon could disrupt our operations and adversely affect our ability to successfully finance, acquire and service mortgage portfolios, which would harm the prospects of our business.

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

Risks Related to the Restatement of Our Financial Statements

We may become subject to liability and incur increased expenditures as a result of our restatement of our financial statements.

      The restatement of our previously issued financial statements could expose us to government investigation or legal action. The defense of any such actions could cause the diversion of management's attention and resources, and we could be required to pay damages to settle such actions or if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement and negative reactions from shareholders, creditors, or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

Failures in our internal controls and disclosure controls and procedures could lead to material errors in our financial statements and cause us to fail to meet our reporting obligations.

      Effective internal controls are necessary for us to provide reliable financial reports. Such controls are designed to provide reasonable, not absolute assurance that we are providing reliable financial reports. If such controls fail to operate effectively, this may result in material errors in our financial statements. Deficiencies in our system of internal controls over financial reporting may require remediation, which could be costly. Failure to remediate such deficiencies or to implement required new or improved controls could lead to material errors in our financial statements, cause us to fail to meet our reporting obligations, and expose us to government investigation or legal action. Any of these results could cause investors to lose confidence in our reported financial information and could have a negative effect on the trading price of our common stock.

Risks Related to the Regulation of Our Industry

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

Risks Related to Our Securities

Thomas J. Axon effectively controls our company, substantially reducing the influence of our other stockholders.

      Thomas J. Axon, our Chairman, President and CEO, beneficially owns more than 43% of our outstanding common stock. As a result, Mr. Axon will be able to influence significantly the actions that require stockholder approval, including:

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

      In addition, our controlling shareholder ceasing to possess, directly or indirectly, the power to direct our management and policies through his ownership of our voting stock constitutes an event of default under our master credit facility, which, without a waiver from our principal lender, would cause our indebtedness to become immediately payable and could result in our insolvency if we are unable to repay our debt.

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

      Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our common stock. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.

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

      Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. In addition to the portion of our outstanding common stock that is freely tradable, we may issue additional shares in connection with our business and may grant equity-based awards to our employees, officers, directors and consultants. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

Compliance with the rules of the market in which our common stock trades and proposed and recently enacted changes in securities laws and regulations are likely to increase our costs.

      The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission and the national securities exchanges have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices for public companies, including ourselves. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee. Our common stock was listed on The Nasdaq National Market on July 19, 2005. Accordingly, we must comply with Nasdaq's qualitative and quantitative requirements, which will require additional cost and effort on our part.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      Not applicable.

ITEM 2.  PROPERTIES

      On March 4, 2005, we entered into a sublease agreement with Lehman Brothers Holdings Inc. to sublease approximately 33,866 square feet of space on the 25th floor at 101 Hudson Street, Jersey City, New Jersey for use as executive and administrative offices. Pursuant to the sublease, in 2005 we paid Lehman Brothers Holdings Inc. rent of approximately $63,500 per month. The term of the sublease is through December 30, 2010.

      On July 27, 2005, we entered into a lease agreement with 101 Hudson Leasing Associates to lease approximately 6,856 square feet of space on the 37th floor at 101 Hudson Street, Jersey City, New Jersey for use as administrative offices. Pursuant to the lease, in 2005 we paid 101 Hudson Leasing Associates rent of approximately $16,570 per month. The term of the lease is through December 30, 2010. After December 30, 2010, we will lease both the 25th floor space and the 37th floor space directly from 101 Hudson Leasing Associates. The term of this combined lease will be through December 30, 2013 for approximately $114,808 per month.

      Our Tribeca subsidiary currently maintains its corporate headquarters on the 6th floor at Six Harrison Street, New York, New York, where we own a 6,600 square foot condominium unit. In addition, we lease approximately 228 square feet of office space in Trevose, Pennsylvania under a lease agreement with a term expiring in 2007. We have also leased two offices for Tribeca, one of which is in Marlton, New Jersey (approximately 2,426 square feet) under a lease agreement with a term expiring in July 2007 and the other of which is in Trevose, Pennsylvania (approximately 1,000 square feet) under a lease agreement with a term expiring in 2006.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Market Information. Our common stock has traded on The Nasdaq National Market under the symbol "FCMC" since July 19, 2005. Prior to such date, our common stock was quoted on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "FCSC."

      The following table sets forth the bid prices for the common stock on the OTCBB and the sales prices for the common stock on The Nasdaq National Market, as applicable, for the periods indicated. Trading during these periods was limited and sporadic; therefore, the following quotes may not accurately reflect the true market value of the securities. Prices prior to July 19, 2005 reflect inter-dealer prices without retail markup or markdown or commissions and may not represent actual transactions, while prices from July 19, 2005 forward are as reported by The Nasdaq National Market.

                                 High      Low
                                 ----      ---
Year Ended December 31, 2003:
----------------------------
First Quarter..............   $  1.75  $  1.07
Second Quarter.............      5.25     1.15
Third Quarter..............      3.25     2.75
Fourth Quarter.............      3.20     2.96
Year Ended December 31, 2004:
----------------------------
First Quarter..............      4.10     2.97
Second Quarter.............      4.10     3.35
Third Quarter..............      6.50     3.33
Fourth Quarter.............     13.00     6.41
Year Ended December 31, 2005:
----------------------------
First Quarter..............     13.75     8.65
Second Quarter.............     14.00     9.00
Third Quarter..............     12.95     9.50
Fourth Quarter.............     10.40     7.35

      Holders. As of March 23, 2006, there were approximately 446 record holders of the Company's common stock.

      Dividend Policy. We have not paid cash dividends on our common stock in recent years and do not expect to pay a cash dividend in the near future. We currently intend to retain future earnings to finance our operations and expand our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon a complete review and analysis of all relevant factors, including our financial condition, operating results, capital requirements and any other factors the board of directors deems relevant. In addition, our agreements with our lenders may, from time to time, restrict our ability to pay dividends.

Recent Sales of Unregistered Securities

      None.

ITEM 6.       SELECTED FINANCIAL DATA

      The selected financial data set forth below as of and for the years ended December 31, 2005, 2004, and 2003 have been derived from the Company's audited consolidated financial statements. This information as of and for the years ended December 31, 2004, 2003, 2002 and 2001 has been amended to reflect the restatement described in Note 2 to the Consolidated Financial Statements and should be read in conjunction with Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the audited financial statements and notes thereto included in Item 8. "Financial Statements."

                                                                2004            2003            2002            2001
                                               2005        (Restated)(1)   (Restated)(1)   (Restated) (2)  (Restated)(2)
                                           -------------   -------------   -------------   -------------   -------------
Statement of Income Data
------------------------------------------------------------------------------------------------------------------------
Interest income ........................   $  99,046,543   $  59,481,422   $  42,699,710   $  36,728,735   $  28,824,624
Purchase discount earned ...............      11,214,721       9,234,896       5,154,601       3,841,927       3,986,498
Total revenues .........................     121,399,214      77,191,058      55,661,265      45,827,176      37,899,177

Interest expense .......................      68,329,965      33,166,815      21,601,651      19,127,713      20,754,281
Amortization of deferred financing costs       4,105,218       2,761,476       1,979,208       1,264,112       1,058,443
Collection, general and administrative .      28,700,133      21,752,591      16,989,446      12,607,617      11,018,468
Total expenses .........................     106,957,738      61,881,105      44,239,420      34,390,469      35,244,666

Income before provision for income taxes      14,441,476      15,309,953      11,421,845      11,436,707       2,654,511
Net income .............................   $   7,868,775   $   8,366,608   $   5,639,075   $   6,258,207   $   2,499,911

Earnings per share, basic ..............   $        1.19   $        1.41   $        0.95   $        1.06   $        0.42
Earnings per share, diluted ............   $        1.09   $        1.25   $        0.86   $        1.01   $        0.42
Book value per share ...................   $        6.31   $        4.31   $        2.94   $        1.99   $        0.93

                                                                 2004             2003            2002                2001
                                               2005          (Restated)(1)    (Restated)(1)   (Restated) (2)    (Restated)(2)
                                          ---------------    -------------    -------------   --------------    --------------
Balance Sheet Data
------------------------------------------------------------------------------------------------------------------------------
Notes receivable, principal ............  $   934,657,413    $ 811,885,856    $ 465,553,870   $  435,259,394    $  331,643,076
Purchase discount ......................      (17,809,940)     (32,293,669)     (25,678,165)     (22,974,310)      (22,248,344)
Allowance for loan losses ..............      (67,276,155)     (89,628,299)     (46,247,230)     (45,841,651)      (33,490,456)
Net notes receivable ...................      849,571,318      689,963,888      393,628,475      366,443,433       275,904,276

Originated loans held for sale .........       12,844,882       16,851,041       27,372,779       22,869,947        28,203,047
Originated loans held for investment,
net ....................................      372,315,935      110,496,274        9,536,669               --                --
Other real estate owned ................       19,936,274       20,626,156       13,981,665        9,353,884         3,819,673
Total assets ...........................    1,328,240,589      883,592,242      474,059,988      423,195,069       333,343,778
Notes payable, net of debt discount(3) .    1,203,880,994      805,586,997      426,356,304      395,266,144       313,943,808
Total stockholders' equity .............       47,594,168       26,145,833       17,408,959       11,769,884         5,511,676

Selected Performance Ratios
                                          ---------------    -------------    -------------   --------------    --------------
Return on average assets(4) ............             0.71%            1.23%            1.26%            1.65%             0.75%
Return on average equity(5) ............            21.34%           38.42%           38.65%           72.43%            48.95%
Total revenue/average assets(6) ........            10.97%           11.36%           12.40%           12.11%            11.41%
Interest expense/average assets(7) .....             6.55%            5.29%            5.25%            5.39%             6.55%
Collection, general and administrative
  expenses as a percentage of average
  assets(8) ............................             2.59%            3.20%            3.78%            3.33%             3.31%
Efficiency ratio(9) ....................            58.61%           52.72%           52.96%           49.57%            68.50%

Balance Sheet Ratios
                                          ---------------    -------------    -------------   --------------    --------------
Equity to assets .......................             3.58%            2.96%            3.67%            2.78%             1.65%
Allowance for loan losses/total notes
  receivable and loans held for
  investment and sale ..................             5.17%            9.88%            9.70%           10.53%             9.92%

Selected Performance Data
                                          ---------------    -------------    -------------   --------------    --------------
Loans acquired, at purchase price ......  $   468,324,936    $ 544,288,354    $ 213,638,801   $  184,090,904    $  162,340,435
Loan originations ......................  $   427,260,472    $ 200,301,285    $  97,431,553   $   70,444,721    $   39,198,200

------------------
      (1) See Note 2 of the Consolidated Financial Statements for the effects of this restatement.
      (2)   Amounts as restated not subject to audit.
      (3)   Debt discount was $3,002,767, $2,131,041 and $1,091,540 for 2005,
            2004 and 2003, respectively.
      (4) Computed by dividing net income by average total assets for the period using beginning and ending period balances.
      (5) Computed by dividing net income by average equity for the period using beginning and ending period balances.
      (6) Computed by dividing total revenue by average total assets for the period using beginning and ending period balances.
      (7) Computed by dividing interest expense, inclusive of amortization of deferred financing costs, by average total assets for the period using beginning and ending period balances.
      (8) Computed by dividing collection, general and administrative expenses by average total assets for the period using beginning and ending period balances.
      (9) Computed by dividing collection, general and administrative expenses by total revenues less interest expense and amortization of deferred financing costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under Item 1A. "Risk Factors" of this Annual Report on Form 10-K and other factors discussed in this section, there are risks that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section ant throughout this report. For more information regarding what constitutes a forward-looking statement, please refer to Item 1A.
"Risk Factors."

Restatement

      As discussed in Note 2 of the Consolidated Financial Statements included in this Annual Report on Form 10-K, Franklin Credit Management Corporation is restating its historical consolidated financial statements for the fiscal years ended December 31, 2004 and 2003, the quarterly periods within those years and the first three quarterly periods in the fiscal year ended December 31, 2005. The accompanying Management's Discussion and Analysis reflects the effects of the restatement. Consequently, reliance should not be placed upon the financial statements for the aforementioned fiscal periods or related reports of independent registered public accounting firm that have been included in the Company's previous filings with the Securities and Exchange Commission or included in previous announcements.

Effects of Restatement on Previously Reported Periods

      As a result of the restatement of the Company's financial statements for the fiscal years and quarterly periods described above, the following Statements of Income items were revised: Gain on sale of originated loans held for sale; Prepayment penalties and other income; Interest expense; and Collection, general and administrative expenses.

      For the years ended December 31, 2004 and 2003, (i) Gain on sale of originated loans held for sale decreased $2.25 million and $1.91 million, respectively; (ii) Prepayment penalties and other income decreased $1.05 million in 2004 with no change in 2003; (iii) Interest expense increased $371,000 and decreased $71,000, respectively; (iv) Collection, general and administrative expense decreased $1.57 million and $875,000, respectively, and (v) total revenues declined $3.29 million and $1.91 million, respectively, and total expenses declined $1.20 million and $947,000, respectively. As a result, net income decreased $1.14 million and $1.05 million in 2004 and 2003, respectively.

      The restatement impacted our Consolidated Balance Sheet as of December 31, 2004 as follows: (i) Cash and cash equivalents decreased by $14.4 million and an equal amount was classified as Restricted cash; (ii) Other assets decreased $7.4 million (elimination of deferred acquisition costs and success fees under prior accounting); (iii) Deferred tax asset decreased $500,000 (tax effects of the adjustments); (iv) Accounts payable and accrued expenses decreased $3.3 million (elimination of success fee liability under prior accounting); (v) Debt discount of $2.1 million was added to the face of the balance sheet, netted against notes payable (relating to success fees); (vi) Success fee liability of $4.0 million was added to the face of the balance sheet (estimated net present value of success fees payable); (vii) Deferred tax liability decreased $3.1 million; and
(viii) Retained earnings and total stockholders' equity each decreased $3.4 million (cumulative effect of net income adjustments).

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

Executive Level Summary

      Net income totaled $7.9 million for 2005, $8.4 million for 2004 and $5.6 million for 2003. Earnings per common share for 2005 was $1.09 on a diluted basis and $1.19 on a basic basis, compared to $1.25 and $1.41 for 2004 and $0.86 and $0.95 for 2003. Our revenues for 2005 increased by 57.3% to $121.4 million, from 2004 revenues of $77.2 million, while interest expense (inclusive of amortization of deferred financing costs) increased 101.6% to $72.4 million. Net income decreased 6.0% to $7.9 million in 2005, from net income of $8.4 million in 2004. During 2005, we closed acquisitions of S&D assets with an aggregate face amount of $505.7 million, comprised of approximately $397.5 million of bulk acquisitions and $108.2 million of flow acquisitions, and originated over $427 million of subprime loans. We grew the size of our total portfolio of aggregate net notes receivable, loans held for sale, loans held for investment and OREO at the end of 2005 to $1.25 billion from $837.9 million at the end of 2004. Our total debt outstanding, including notes payable (senior debt) and financing agreements, grew to $1.26 billion at the end of 2005 from $845.1 million at the end of 2004. Our average cost of funds during 2005 increased to 6.63% from 5.09% during 2004. Stockholders' equity increased 82% to $47.6 million at the end of 2005, and amounted to 3.58% of year-end assets.

Application of Critical Accounting Policies and Estimates

      The following discussion and analysis of financial condition and results of operations is based on the amounts reported in our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In preparing the consolidated financial statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on our consolidated financial statements. The following is a summary of the accounting policies believed by management to be those that require subjective and complex judgment that could potentially affect reported results of operations. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time.

      Notes Receivable and Income Recognition - The notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions, mortgage and finance companies. Such notes receivable are performing, non-performing or sub-performing at the time of purchase and are generally purchased at a discount from the principal balance remaining. Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. Notes purchased after December 31, 2004 that meet the requirements of AICPA Statement of Position (SOP) No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3") are stated net of purchase discount. Impaired notes receivable are measured based on the present value of expected future cash flows discounted at the note's effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is collateral dependent. The Company periodically evaluates the collectibility of both interest and principal of its notes receivable to determine whether they are impaired. A note receivable is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement.

      In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. Accrual of interest on notes receivable, including impaired notes receivable, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed to interest income. Subsequent recognition of income occurs only to the extent payment is received, subject to management's assessment of the collectibility of the remaining interest and principal. A non-accrual note is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time.

      Discounts on Acquired Loans - Effective January 1, 2005, as a result of the adoption of SOP 03-3 the Company was required to change its accounting for loans acquired subsequent to December 31, 2004 that have evidence of deterioration of credit quality since origination and for which it is probable, at the time of our acquisition, that the Company will be unable to collect all contractually required payments. For these loans, the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated by us at the time of acquisition is not accreted into income (nonaccretable discount). The amount representing the excess of cash flows estimated by us at acquisition over the purchase price is accreted into interest income over the life of the loan (accretable discount).

      The nonaccretable discount is not accreted into income. If cash flows cannot be reasonably estimated for any loan, and collection is not probable, the cost recovery method of accounting is used. Under the cost recovery method, any amounts received are applied against the recorded amount of the loan.

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

      There is judgment involved in estimating the amount of the loan's future cash flows. The amount and timing of actual cash flows could differ materially from management's estimates, which could materially affect our financial condition and results of operations. Depending on the timing of an acquisition, the intial allocation discount will be made primarily to nonaccretable discount until the Company has boarded all loans onto its servicing system; at that time, any cash flows expected to be collected over the purchase price will be transferred to accretable discount. Generally, the allocation will be finalized no later than ninety days from the date of purchase.

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

      Allowance for Loan Losses - The Company performs reviews of its loan portfolio upon purchase, at loan boarding, and on a frequent basis thereafter to segment impaired loans under ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan. A loan is considered impaired when it is probable that we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement. An allowance for loan losses is estimated based on our impairment analysis. Management's judgment in determining the adequacy of the allowance for loan losses is based on the evaluation of individual loans within the portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral when considered necessary. Management believes that the allowance for loan losses is adequate. The allowance for loan losses is a material estimate, which could change significantly in the near term.

      Effective January 1, 2005, and as a result of the adoption of SOP 03-3, additions to the valuation allowances relating to newly acquired loans reflect only those losses incurred by us subsequent to acquisition. The Company no longer increases the allowances through allocations from purchase discount for loans that meet the requirements of SOP 03-3. Additionally, general risk allocations are no longer applied to loans purchased subsequent to December 31, 2004. Consequently, the allowance for loan losses has declined since the adoption of SOP 03-3, and it is anticipated that the allowance will continue to decline as credits for loan losses may continue to be recorded if loans pay off and allowances related to these loans are not required or additions due to loan impairment are not required.

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

      Originated Loans Held for Investment - Originated loans held for investment consists primarily of secured real estate first and second mortgages originated by the Company. Such loans are performing and are carried at the amortized cost of the loan. In general, interest on originated loans held for investment is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. Accrual of interest including impaired loans is discontinued when management believes, after considering economic and business conditions and collection efforts that the borrower's financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Subsequent recognition of income occurs only to the extent payment is received, subject to management's assessment of the collectibility of the remaining interest and principal. A non-accrual loan is restored to an accrual status when the collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans as a yield adjustment.

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

      Derivatives - We have adopted as of October 1, 2003 the accounting required by Statement 133 Implementation Issue No. B36 ("B36") for the bifurcation of an embedded derivative related to success fees currently and potentially payable to our principal lender following the repayment of senior debt (notes payable). The effect of adopting B36 was recorded as a cumulative effect of accounting change in 2003. B36 requires the success fee to be bifurcated from the notes payable and recorded as an embedded derivative at fair value each reporting period. Fair value has been determined by discounting the estimated future success fee payments at an appropriate discount rate.

      As notes payable are issued, the fair value of the embedded derivative related to success fees is recorded as a liability with an offset to debt discount. The debt discount is amortized to interest expense over the estimated repayment of the related notes payable.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

      Overview. Net income totaled $7.9 million for the twelve months of 2005, compared with $8.4 million for the twelve months of 2004, a decrease of 6.0%. Revenues increased by 57.3% to $121.4 million for the twelve months ended December 31, 2005, from $77.2 million during 2004. Earnings per common share for the twelve months ended December 31, 2005 was $1.09 on a diluted basis and $1.19 on a basic basis, compared to $1.25 and $1.41 for 2004, respectively. Net income per common share for the twelve months ended December 31, 2005 was affected somewhat by the increase in the number of shares outstanding as a result of the Company's stock offering, which was completed in August. During 2005, we acquired S&D loans with an aggregate face amount of $505.7 million and we originated $427.3 million of non-prime loans. We increased the size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at the end of 2005 to $1.25 billion from $837.9 million at the end of 2004. Our total debt outstanding, therefore, grew to $1.26 billion at December 31, 2005 from $845.1 million at December 31, 2004. As a result of the increase in the size of our total debt, and due to the rise in short-term interest rates since mid-2004 and its impact on our interest-sensitive borrowings, interest expense (inclusive of deferred financing costs and amortization of estimated success fees payable) increased $36.5 million, or 101.6% during 2005 compared with the same period in 2004. Our average cost of funds during the twelve months ended December 31, 2005 increased to 6.63% from 5.09% during the twelve months ended December 31, 2004. At December 31, 2005, the weighted average cost of borrowed funds was 7.26%. Stockholders' equity increased 82% to $47.6 million at year-end 2005 due to the Company's common stock offering and the retention of net income.

      Revenues. Revenues increased by $44.2 million or 57%, to $121.4 million during 2005, from $77.2 million during 2004. Revenues include interest income, purchase discount earned, prepayment penalties and other income and gains on sales of notes receivable, loans held for sale and OREO.

      Interest income increased by $39.6 million or 67%, to $99.0 million during 2005 from $59.5 million during 2004. The increase in interest income reflected the significant increase in the portfolio of gross notes receivable and loans held for investment during the twelve months ended December 31, 2005 compared to the twelve months ended December 31, 2004.

      Purchase discount earned increased by $2.0 million, or 21%, to $11.2 million during 2005 from $9.2 million during 2004. This increase resulted primarily from increased principal payments due both to the growth in our portfolio of notes receivable and increased prepayments during the year, which accelerated income recognition of the associated purchase discount compared with the twelve months ended December 31, 2004. We received $270.9 million of principal payments from notes receivable during 2005 compared with $209.2 million of principal payments during 2004.

      Gain on sale of notes receivable decreased by $390,000, or 23%, to $1.3 million during the twelve months ended December 31, 2005, from $1.7 million during the twelve months ended December 31, 2004. We sold a total of $13.6 million of performing notes receivable and a small net balance of the Company's credit card receivables portfolio during the twelve months of 2005, as compared to a total of $21.0 million of predominantly performing loans during the same period last year.

      Gain on sale of originated loans held for sale decreased by $167,000, or 12% to $1.3 million during the twelve months ended December 31, 2005, from $1.4 million during the year 2004. This decrease reflected a 32% decrease in the principal amount of originated loans sold during the twelve months ended December 31, 2005, to $60.7 million compared with $89.9 million during the twelve months ended 2004. The average gain on loans sold was 2.10% and 1.61%, respectively, during the twelve months ended December 31, 2005 and 2004. During the first part of 2004, our policy was to realize the gains associated with loan origination activities by selling substantially all of our originated loans into the secondary market. In mid-2004, we began to retain for portfolio most of the adjustable-rate loans that we originate.

      Gain on sale of OREO increased by $1.2 million, or 224%, to $1.8 million during the twelve months ended December 31, 2005, from $542,000 during the twelve months ended December 31, 2004. We sold 487 OREO properties in the aggregate amount of $30.7 million during the twelve months of 2005, as compared to 290 OREO properties in the aggregate amount of $20.3 million during the twelve months of 2004. The increase in the number of properties sold reflected the growth in our OREO inventory due to both an increase in foreclosures as our notes receivable portfolio grew and the purchase of loans during the past two years that were already in the foreclosure process.

      Prepayment penalties and other income (late charges and other servicing fees) increased by $2.0 million or 42%, to $6.8 million during 2005 from $4.8 million during the corresponding period last year. This increase was primarily due to an increase in prepayment penalties received, as a result of accelerated loan pay offs during the twelve months ended December 31, 2005, as compared with the corresponding period in 2004. This was primarily attributable to the increased size of both our portfolio of purchased loans and loans held for investment, and continued low mortgage interest rates. Increased late charges resulting primarily from the growth in the size of our loan portfolios also contributed to the increase.

      Operating Expenses. Operating expenses increased by $45.1 million or 73% to $107.0 million during 2005 from $61.9 million during 2004. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

      Interest expense increased by $35.2 million, or 106%, to $68.3 million during the twelve months ended December 31, 2005, from $33.2 million during the year 2004. This increase was the result of the increase in total debt, which was $1.26 billion as of December 31, 2005 as compared with $845.1 million as of December 31, 2004, which was used to fund the growth in total assets during the 2005 period. In addition, our average cost of funds during 2005 increased to 6.63% from 5.09% during 2004, reflecting the rise in short-term interest rates and its effect on our interest-rate sensitive borrowings.

      Collection, general and administrative expenses increased by $6.9 million, or 32%, to $28.7 million during 2005, from $21.8 million during 2004. Collection, general and administrative expenses as a percentage of average assets decreased from 3.20% during the twelve months ended December 31, 2004 to 2.59% during the twelve months ended December 31, 2005, reflecting the increase in total assets. Personnel expenses increased by $2.5 million, or 25%, and reflected an increase in the number of employees in certain areas in order to meet the demands of the Company's significant asset growth, combined with expenses arising from restricted stock granted to certain members of senior management and severance for certain departed members of senior management. We ended 2005 with 216 employees as compared to 166 at the end of 2004. Legal fees relating to increased activity with respect to foreclosures increased by $1.8 million, or 75%, to $4.1 million from $2.4 million during the same period last year. This increase reflected increases in foreclosure activity as a result of a larger total portfolio of notes receivable and certain loans purchased in various stages of delinquency and foreclosure. Office expenses increased by $1.3 million, or 112%, to $2.6 million during the year, from $1.2 million during the twelve months of 2004. This increase was primarily the result of $1.0 million of increased occupancy costs incurred during the twelve months of 2005 due, for the most part, to lease termination and other expenses incurred in connection with the relocation of administrative and operating functions to our new office facility in New Jersey. Certain costs directly related to successful loan acquisitions, previously deferred and amortized over the estimated life of the acquired assets, decreased by $322,000, or 14%, to $1.9 million during 2005 from $2.2 million during 2004. All other general and administrative expenses, including insurance, various professional fees and licenses, maintenance and support for our computer systems, increased by $1.6 million, which is attributable to the growth of our business and the move to our new office facility.

      The provision for loan losses increased by $1.0 million, or 28%, to $4.7 million during 2005, from $3.7 million during 2004. This increase was primarily due to reserve increases for the growing portfolio of loans originated by the Company's Tribeca subsidiary, including an increase in Tribeca loan delinquencies, and specific portfolios of notes receivable acquired during 2004.

      Amortization of deferred financing costs increased by $1.3 million, or 49%, to $4.1 million during 2005 from $2.8 million during 2004. This increase resulted primarily from the growth in notes payable (senior debt) to fund the expansion of the portfolio of loans acquired and originated, and the increased pace of loan portfolio prepayments during 2005 that caused a corresponding increase in the pay down of senior debt.

      Depreciation expenses increased by $582,000, or 118%, to $1.1 million in 2005, principally due to leasehold improvements related to the Company's new office facility in New Jersey and the addition and upgrading of computer hardware and software.

      Our pre-tax income decreased by $868,000, or 6%, to $14.4 million during 2005 from $15.3 million during 2004 for the reasons set forth above.

      During 2005, the Company had a provision for income taxes of $6.6 million as compared to a provision of $6.9 million in 2004. Our effective tax rates for 2005 and 2004 were 46% and 45%, respectively.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

      Overview. Net income totaled $8.4 million for 2004, compared with $6.2 million for 2003 (before the cumulative net of tax reduction of $529,000 for an accounting change), an increase of 36%. Earnings per common share for 2004 were $1.25 on a diluted basis and $1.41 on a basic basis, compared to $0.86 and $0.95, respectively, for 2003. Our revenues for 2004 increased by 39% to $77.2 million, from 2003 revenues of $55.7 million. During 2004, we closed acquisitions of S&D loans with an aggregate face amount of $626 million, comprised of approximately $548 million of bulk acquisitions, including acquisitions of $310 million and $100 million, which were the two largest bulk acquisitions in our history, and $78 million of flow acquisitions. In addition, we originated $200.3 million of non-prime loans. We increased the size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at the end of 2004 to $837.9 million from $444.5 million at the end of 2003. Our total debt outstanding, therefore, grew to $845.1 million at the end of 2004 from $449.7 million at the end of 2003. Our average cost of funds during 2004 increased to 5.09% from 4.96% during 2003.

      Revenues. Revenues increased by $21.6 million or 39%, to $77.2 million during 2004, from $55.7 million during 2003.

      Interest income increased by $16.8 million, or 39%, to $59.5 million during 2004 from $42.7 million during 2003. The increase in interest income reflected a 37% increase in the average balances of gross notes receivable, loans held for investment and loans held for sale for the year 2004 compared to the year 2003, which reflected growth in the volume of loan purchases and loan originations.

      Purchase discount earned increased by $4.1 million, or 79%, to $9.2 million during 2004 from $5.2 million during 2003. This increase resulted primarily from a 74% increase in gross notes receivable and increased prepayments of notes receivable during 2004, which accelerated recognition of the associated purchase discount. We received $209.2 million of principal payments from the notes receivable portfolio in 2004 compared with $156.9 million of principal payments in 2003.

      Gains on sale of notes receivable increased by $583,000, or 52%, to $1.7 million during 2004 from $1.1 million during 2003. We sold a total of $21.0 million of notes receivable during 2004, of which $19.8 million was performing, as compared to a total of $19.4 million during 2003, of which $15.1 million was performing.

      Gain on sale of originated loans increased by $113,000, or 8%, to $1.4 million during 2004 from $1.3 million during 2003. This increase reflected a 14% increase in the principal amount of the loans sold during 2004 to $89.9 million from $79.1 million during 2003. The average gain on loans sold was 1.61% and 1.68% for 2004 and 2003, respectively. During 2003 and for the first half of 2004, the Company's policy was to realize the gains associated with its loan origination activities by selling all of its originated loans into the secondary market. In mid-2004, we began to retain for portfolio most of the adjustable-rate loans (two-year fixed/28-year adjustable-rate loans) originated by Tribeca.

      Gain on sale of OREO decreased by $485,000, or 47%, to $542,000 during 2004 from $1.0 million during 2003. We sold 290 OREO properties in the aggregate amount of $20.3 million during 2004 as compared to 231 OREO properties in the aggregate amount of $15.4 million during 2003. This decrease was due to the sale of generally lower-value properties in 2004 and increased costs associated with restoring the properties to appropriate condition for sale.

      Prepayment penalties and other income increased by $0.5 million, or 11%, to $4.8 million during 2004 from $4.3 million during 2003. The increase reflected increases in prepayments during 2004, resulting from the low interest rate environment and the growth in the size of our portfolio, and an increase in late charges resulting primarily from the growth in the size of our portfolios.

      Operating Expenses. Operating expenses increased by $17.7 million or 40% to $61.9 million during 2004 from $44.2 million during 2003.

      Interest expense increased by $11.6 million, or 54%, to $33.2 million during 2004 from $21.6 million during 2003. This increase reflected an increase in the balance of total debt outstanding and, to a lesser extent, increases in the cost of funds during 2004, resulting from increases in the index rates on which our borrowing costs are set. Borrowings outstanding under our credit facilities increased by 88%, or $395.4 million, to $845.1 million as of the end of 2004 compared with $449.7 million as of the end of 2003. The average cost of funds was 5.09% during 2004 and 4.96% during 2003.

      Collection, general and administrative expenses increased by $4.8 million, or 28%, to $21.8 million during 2004 from $17.0 million during 2003. Personnel expenses increased by $2.8 million, or 42%, and reflected the growth in the size of our staff to 166 at the end of 2004 from 127 at the end of 2003 in all areas to meet the demands from the growth in our business, a settlement entered into with a former chief executive officer and an increased bonus accrual due to higher net income. Professional fees increased by $846,000 or 83% to $1.9 million and reflected recruiting fees, higher audit and tax fees as well as various other consulting projects. Certain costs directly related to successful loan acquisitions, previously deferred and amortized over the estimated life of the acquired assets, increased by $800,000, or 60%, to $2.2 million during 2004 from $1.4 million during 2003. While the amount of collection, general and administrative expenses increased year to year, the ratio as a percentage of average assets improved from 3.78% during 2003 to 3.20% during 2004.

      The provision for loan losses increased by $541,000, or 17%, to $3.7 million during 2004 from $3.2 million during 2003. This increase was primarily due to an increase in impaired loans with respect to certain portfolios of notes receivable that did not have additional purchase discount that could be added to the allowance for loan losses. Provisions for loan losses are incurred as loans within the loan pool become impaired and there is no unamortized discount remaining associated with that loan pool. Provision for loan losses, expressed as a percentage of the principal amounts of notes receivable held at the end of the year, were approximately 0.46% and 0.68% for 2004 and 2003, respectively.

      Amortization of deferred financing costs increased by $782,000 or 40%, to $2.8 million during 2004 from $2.0 million during 2003. This increase resulted primarily from the growth in both the portfolio of notes receivable and loans held for investment and the increased pace of prepayments during 2004, which caused a corresponding increase in the pay down of notes payable (senior debt) under our master credit facility and term loan agreements.

      Our pre-tax income increased by $3.9 million, or 34%, to $15.3 million during 2004 from $11.4 million during 2003 for the reasons set forth above.

      During 2004, we had a provision for income taxes of $6.9 million as compared to a provision of $5.3 million in 2003. Our effective tax rates for 2004 and 2003 were 45% and 46%, respectively.

Liquidity and Capital Resources

General

      During 2005, we purchased 12,311 loans, consisting primarily of first and second mortgages, with an aggregate face value of $505.7 million at an aggregate purchase price of $468.3 million, or 92.6% of face value. All acquisitions acquired on or after July 1, 2005 were funded through borrowings under our master credit facility in the amount equal to the purchase price plus a 0.75% loan origination fee, while acquisitions acquired prior to July 1, 2005 were funded with a 1% loan origination fee.

      During 2005, we originated $427.3 million of loans through our origination subsidiary, Tribeca. Originations are initially funded through borrowings under our warehouse facility, and loans originated for portfolio are subsequently funded with term debt after transfer to portfolio. In the first quarter of 2006, Tribeca and certain of its subsidiaries entered into master credit and security agreements with each of our principal lender and BOS (USA) Inc., an affiliate of Bank of Scotland, the proceeds of which were used to refinance and consolidate certain term loans with our principal lender.

      Commencing July 1, 2005, our principal lender agreed to reduce the interest rate charged on all new borrowings (both new term loans and warehouse loans) by 0.50%, or 50 basis points. In addition, origination fees charged on new borrowings after June 30, 2005 were reduced by between 0.25% and 0.50%, or between 25 and 50 basis points, depending on the borrowing facility. See "- Borrowings."

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

      As a result of the growth of the loan portfolios and our strengthened balance sheet, management has begun to explore potential additional sources of funding for financing portfolio acquisitions and loan originations. During the latter part of 2005, we began to evaluate the feasibility of securitizing certain acquired or originated loans in order to seek a lower cost funding alternative and possibly to reduce somewhat the short-term interest sensitivity of our liabilities.

      Short-term Investments. The Company's short-term investment portfolio includes U.S. treasury bills and investment-grade commercial paper. The Company's investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs and expansion of the loan portfolio. At December 31, 2005, the Company had short-term investments of $16.95 million, consisting of investment-grade commercial paper and U.S. treasury bills.

      Cost of Funds. As of December 31, 2005, we had total borrowings of $1.26 billion, of which $1.21 billion was under our term loan facilities and an aggregate of $57.3 million was under our warehouse facility. Substantially all of the debt under our term loan facilities was incurred in connection with the purchase and origination of, and is secured by, our acquired notes, originated loans held for investment and OREO portfolios. At December 31, 2005, approximately $11.0 million of our term debt accrues interest at a rate of prime plus a margin of 0% to 1.75%, $451.7 million accrues interest at the FHLB 30-day LIBOR advance rate plus 2.5%, $18.5 million accrues interest at the FHLB 30-day LIBOR advance rate plus 2.75%, $467.9 million accrues interest at the FHLB 30-day LIBOR advance rate plus 3.0%, $256.2 million accrues interest at the FHLB 30-day LIBOR advance rate plus 3.25%, $410,000 accrues interest at the FHLB 30-day LIBOR advance rate plus 3.375% and $908,000 accrues interest at the FHLB 30-day LIBOR advance rate plus 3.875%. Our warehouse facility is utilized to fund Tribeca's originations of loans pending sale to others or to be held for investment. At December 31, 2005, the weighted average interest rate on senior debt under our master credit facility was 7.28%. At December 31, 2004, the weighted average interest rate on senior debt was 5.73%.

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

      At December 31, 2005, we had cash and cash equivalents of $3.9 million compared with $5.1 million at December 31, 2004. Restricted cash of $17.0 million and $14.5 million at December 31, 2005 and 2004, respectively, was restricted under our credit agreements and lockbox facility with our primary lead lending bank, Sky Bank.

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

      Net cash provided by operating activities was $3.8 million during 2005, compared with net cash used of $7.1 million during 2004. The decrease in cash used in operating activities during 2005 was due primarily to a decrease in the volume of loans originated for sale as a result of our shift in strategy in the latter part of 2004 to hold for our portfolio a significant portion of originated loans.

      Net cash used in investing activities was $428.2 million in the twelve months ended December 31, 2005, compared to $383.0 million of cash used in the twelve months ended December 31, 2004. The increase in cash used during the twelve months ended December 31, 2005 was primarily due to an increase in the origination of loans held for investment of $274.4 million, which was partially offset by a decrease of $77.9 million in purchases of notes receivable (purchased notes receivable in 2004 included the Company's two largest acquisitions aggregating $410 million), increased principal collections of notes receivable and loans held for investment of $156.0 million and an increase in sales of OREO of $11.6 million during the twelve months ended December 31, 2005.

      Net cash provided by financing activities increased to approximately $423.2 million during the twelve months ended December 31, 2005, from $391.3 million used in financing activities during the twelve months ended December 31, 2004. The increase resulted primarily from an increase in new borrowings of $397.0 million used to fund the growth in loan acquisitions and originations, which was almost totally offset by increased repayments of outstanding notes payable of $376.5 million (the result of increased prepayments of both notes receivable and loans held for investment) and $12.6 million of additional funds provided by our common stock offering.

Offering of Common Stock

      In early August 2005, we completed the public offering of 1,265,000 of shares of our common stock at a public offering price of $11.50 per share (including an exercise in full of the underwriter's over allotment option to purchase 165,000 shares) pursuant to a registration statement that was declared effective by the Securities and Exchange Commission on July 19, 2005. The offering resulted in net proceeds to us and the addition to equity of approximately $12.6 million. As a result of the additional equity raised, in combination with retained earnings, total stockholders' equity was $47.6 million at December 31, 2005 compared with $26.1 million at December 31, 2004. In conjunction with the public offering, the Company's common stock ceased to be quoted on the Over-the-Counter Bulletin Board under the symbol "FCSC" and commenced trading on The Nasdaq National Market under the symbol "FCMC."

Borrowings

      As of December 31, 2005, the Company owed an aggregate of $1.26 billion under several credit facilities with our lender.

Senior Debt Facility

      General. On October 13, 2004, the Company, and its finance subsidiaries, entered into a Master Credit and Security Agreement with Sky Bank, an Ohio banking corporation, which we refer to as our lender. Under this master credit facility, we request loans to finance the purchase of residential mortgage loans or refinance existing outstanding loans. The facility does not include a commitment to additional lendings, which are therefore subject to our lender's discretion as well as any regulatory limitations to which our lender is subject. The facility terminates on October 13, 2006.

      Interest Rates and Fees. Interest on the loans is payable monthly at a floating rate equal to the highest Federal Home Loan Bank of Cincinnati 30-day advance rate as published daily by Bloomberg under the symbol FHL5LBRI, or "the 30-day advance rate," plus the applicable margin as follows:

                                                  For Loans Funded
                                  --------------------------------------------------
                                  Prior to July 1, 2005     On or After July 1, 2005
                                  ------------------------  ------------------------
If the 30-day advance rate is     the applicable margin is  the applicable margin is
Less than 2.26%................   350 basis points          300 basis points
2.26 to 4.50%..................   325 basis points          275 basis points
Greater than 4.50%.............   300 basis points          250 basis points

      Effective December 1, 2005, Sky Bank agreed to temporarily reduce the applicable margin for the margin tier in effect (2.26 to 4.50%) by 25 basis points on a substantial portion of our term loans outstanding, until the 30-day advance rate exceeds 4.50%.

      In addition, upon each closing of a subsidiary loan after June 30, 2005, we are required to pay an origination fee equal to 0.75% of the amount of the subsidiary loan unless otherwise agreed to by our lender and our finance subsidiary. For loans funded prior to July 1, 2005, the origination fee paid was 1% of the amount of the subsidiary loan unless otherwise agreed to by our lender and the subsidiary. Upon repayment of subsidiary loans, our lender is generally entitled to receive a fee (referred to as a success fee) equal to the lesser of
(i) 0.50% or with respect to certain subsidiaries whose loans were originated before 1996, 1% of the original principal balance of the subsidiary loan or (ii) 50% of the remaining cash flows of the pledged mortgage loans related to such subsidiary loan as and when received by the relevant subsidiary after the repayment of the subsidiary loan. In connection with certain subsidiary loans, we and our lender have agreed to specified minimum fees and fee waivers.

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

      In the event there is a material and adverse breach of the representations and warranties with respect to a pledged mortgage loan that is not cured within 30 days after notice by our lender, we will be required to repay the loan with respect to such pledged mortgage loan in an amount equal to the price at which such mortgage loan could readily be sold (as determined by our lender).

      Covenants; Events of Default. The master credit facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, a covenant that we and our subsidiaries together maintain a minimum net worth of at least $10 million. The facility contains events of default customary for facilities of this type (with customary grace and cure periods, as applicable).

      Security. Our obligations under the master credit facility are secured by a first priority lien on loans acquired by us that are financed by proceeds of loans made to us under the facility. In addition, pursuant to a lockbox arrangement, our lender is entitled to receive all sums payable to us in respect of any of the collateral.

Warehouse Facility

      On October 18, 2005, our Tribeca subsidiary entered into a warehousing credit and security agreement with our lender, which replaced the facility as amended on April 7, 2004. The agreement provides for an increased commitment to $60 million effective October 18, 2005.

      Interest on advances is payable monthly at a rate per annum equal to the greater of (i) a floating rate equal to the Wall Street Journal Prime Rate minus 50 basis points or (ii) 5%.

      The warehouse facility is secured by a lien on all of the mortgage loans delivered to our lender or in respect of which an advance has been made as well as by all mortgage insurance and commitments issued by insurers to insure or guarantee pledged mortgage loans. Tribeca also assigns all of its rights under third-party purchase commitments covering pledged mortgages and the proceeds of such commitments and its rights with respect to investors in the pledged mortgages to the extent such rights are related to pledged mortgages. In addition, we have provided a guaranty of Tribeca's obligations under the warehouse facility, which is secured by a lien on substantially all of our personal property. As of December 31, 2005, Tribeca had approximately $3.7 million available under this facility.

Tribeca Term Loans

      As of December 31, 2005, Tribeca, through its subsidiaries, had borrowed an aggregate of $322.3 million in term loans refinancing outstanding advances under the warehouse facility. Each of the term loans is made pursuant and subject to the term loan and security between Tribeca and our lender and a term note. Interest on the loans is payable monthly at a floating rate equal to the highest Federal Home Loan Bank of Cincinnati 30-day advance rate published by Bloomberg under the symbol FHL5LBRI. The interest rate on Tribeca's term loans is based on the same rate and margin matrix as loans made under the Master Credit Facility. In addition, upon the closing of each term loan, the applicable subsidiary-borrower pays an origination fee of approximately 0.50% of the amount of the loan, and pays certain other fees at the termination of the applicable term loan. The origination fee was 1% of the amount of the loan for loans funded prior to July 1, 2005. The unpaid balance of each term loan is amortized over a period of 20 years, but matures three years after the loan was made. Each term loan is subject to mandatory payment under certain circumstances. Each subsidiary-borrower is required to make monthly payments of the principal of its outstanding loan. Each term loan is secured by a lien on certain promissory notes and hypothecation agreements, as well as all monies, securities and other property held by, received by or in transit to our lender. The term loan agreements contain affirmative and negative covenants and events of default customary for financings of this type.

      On February 28, 2006, Tribeca and certain of its subsidiaries entered into a Master Credit and Security Agreement (the "Sky Loan") with its lender Sky Bank, pursuant to which certain Tribeca subsidiaries may borrow funds to finance their acquisition of loans Tribeca previously financed under its warehouse line of credit with Sky and consolidate and refinance prior term loans made by Sky to such subsidiaries. The facility does not include a commitment for a specified number of lendings, which are therefore subject to Sky's discretion, as well as any regulatory limitations to which Sky is subject. The facility terminates on February 28, 2008. Interest on the loans under the facility is payable monthly at a floating rate equal to the Federal Home Loan Bank of Cincinnati 30-day advance rate ("FHLBC Rate") plus an applicable margin as follows:

                                                  For Loans Funded
                                 --------------------------------------------------
                                  Prior to July 1, 2005    On or After July 1, 2005
                                 ------------------------  ------------------------
If the 30-day advance rate is    the applicable margin is  the applicable margin is
Less than 2.26%................  350 basis points          300 basis points
2.26 to 4.50%..................  325 basis points          275 basis points
Greater than 4.50%.............  300 basis points          250 basis points

      In addition, upon each closing of a subsidiary loan, Sky is entitled to receive an origination fee equal to 0.50% of the amount of such loan. Upon repayment of subsidiary loans, Sky is generally entitled to receive a fee equal to the lesser of (a) 50% of the remaining payments which are subsequently paid under the remaining pledged mortgage loans related to a satisfied subsidiary loan or (b) 0.50% of the original principal amount of the relevant subsidiary loan.

      The unpaid principal balance of each loan will be amortized over a period of 20 years, but matures three years after the date the loan was made. Tribeca's subsidiaries are required to make monthly amortization payments and payments of interest on each of their outstanding loans.

      The facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants that require Tribeca and its subsidiaries, together, to maintain a minimum net worth of at least $3,500,000 and rolling four-quarter pre-tax net income of $750,000. The facility contains events of default customary for facilities of this type.

      Tribeca's and the subsidiary borrowers' obligations under the facility are secured by a first priority lien on loans acquired by Tribeca or such subsidiary that are financed or refinanced by proceeds of loans made to Tribeca or subsidiary borrowers under the facility. The collateral securing each loan cross-collateralizes all other loans made under the facility. In addition, pursuant to a lockbox arrangement, Sky is entitled to receive substantially all sums payable to Tribeca and any subsidiary borrower in respect of any of the collateral.

      On February 28, 2006, upon execution and delivery of the Sky Loan, various outstanding term loan and security agreements between certain of Tribeca's subsidiaries and Sky with respect to approximately $379,000,000 in indebtedness terminated and the loans outstanding thereunder are now under the Sky Loan.

      On March 24, 2006, Tribeca and one of Tribeca's subsidiaries (the "Tribeca Subsidiary Borrower") entered into a $100,000,000 Master Credit and Security Agreement (the "BOS Loan") with BOS (USA) Inc., an affiliate of Bank of Scotland. On March 26, 2006, $98.2 million of proceeds of the BOS Loan were used to consolidate and refinance prior term loans made to certain Tribeca subsidiaries. Interest on the BOS Loan is payable monthly at a floating rate equal to the FHLBC Rate plus an applicable margin as follows:

        If the 30-day advance rate is       the applicable margin is
        Less than 2.26%................     300 basis points
        2.26 to 4.50%..................     275 basis points
        Greater than 4.50%.............     250 basis points


      Upon repayment of the BOS Loan, BOS is entitled to receive a fee equal to the lesser of (a) 50% of the remaining payments which are subsequently paid under the remaining pledged mortgage loans related to the BOS Loan or (b) 0.50% of the original principal amount of the BOS Loan.

      The unpaid principal balance of the BOS Loan will be amortized over a period of 20 years, but matures on March 24, 2009. The Tribeca Subsidiary Borrower is required to make monthly amortization payments and payments of interest on the BOS Loan.

      The facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants that require Tribeca and its subsidiaries, together, to maintain a minimum net worth of at least $3,500,000 and rolling four-quarter pre-tax net income of $750,000. The facility contains events of default customary for facilities of this type.

      Tribeca's and the Tribeca Subsidiary Borrower's obligations under the facility are secured by (i) a first priority lien on loans acquired by the Tribeca Subsidiary Borrower that are refinanced by the proceeds of the BOS Loan and (ii) a second priority lien on collateral securing loans made to Tribeca or its subsidiaries under the Sky Loan described above. In addition, pursuant to a lockbox arrangement, BOS is entitled to receive substantially all sums payable to Tribeca and the Tribeca Subsidiary Borrower in respect of any of the primary collateral under the facility. Tribeca's BOS Loan and the Sky Loan are cross-collateralized.

Financing Activities and Contractual Obligations

      Below is a schedule of the Company's contractual obligations and commitments at December 31, 2005:

                                                                             Minimum Contractual Obligations
                                     Weighted Average                               (excluding interest)
                                      Interest Rate    ----------------------------------------------------------------------------
                                      As of 12/31/05        Total      Less Than 1 yr     1 - 3 yrs      3 - 5 yrs      Thereafter
                                     ----------------  --------------  --------------  --------------  -------------  -------------
Contractual Obligations
  Notes Payable ...................              7.28% $1,206,883,761  $  105,166,968  $  984,686,138  $ 115,590,781  $   1,439,874
  Warehouse Line ..................              6.75%     57,284,085      57,284,085              --             --             --
Operating Leases
  Rent Obligations ................                --       9,402,780         986,208       2,074,016      2,209,480      4,133,076
  Capital Lease Obligations .......                --       1,383,167         361,329         619,124        402,714             --
Employment Agreements .............                --       1,080,000       1,059,167          20,833             --             --
Total Contractual Cash Obligations                     $1,276,033,793  $  164,857,757  $  987,400,111  $ 118,202,975  $   5,572,950


      Interest rates on our borrowings are indexed to the monthly Federal Home Loan Bank of Cincinnati 30-day LIBOR advance rate or Prime, as more fully described above, and accordingly will increase or decrease over time. Minimum contractual obligations are based on minimum required principal payments, including balloon maturities of loans under the master credit facility, the warehouse facility and the term loans. Actual payments will vary depending on actual cash collections and loan sales. Historically, our lender has extended the maturities and balloon payments, although there is no assurance that it will continue to do so.

Safe Harbor Statement

      Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in forward-looking statements made by the Company. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, and changes in the level of growth in the finance and housing markets; (ii) the status of relations between the Company and its sole Senior Debt Lender and the Senior Debt Lender's willingness to extend additional credit to the Company; (iii) the availability for purchases of additional portfolios;
(iv) the availability of non-prime borrowers for the origination of additional loans; and (v) other risks detailed from time to time in the Company's SEC reports. Additional factors that would cause actual results to differ materially from those projected or suggested or suggested in any forward-looking statements are contained in the Company's filings with the Securities and Exchange Commission, including, but not limited to, those factors discussed herein under the caption "Real Estate Risk," which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as other wise required by securities and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

      The Company's operating results will depend in large part on differences between the interest earned on its assets and the interest paid on its borrowings. Most of the Company's assets, consisting primarily of mortgage notes receivable, generate fixed returns and have remaining contractual maturities in excess of five years, while the majority of originated loans held for investment generate fixed returns for the first two years and six-month adjustable returns thereafter. We fund the origination and acquisition of these assets with borrowings, which have interest rates that are based on the monthly Federal Home Loan Bank of Cincinnati ("FHLB") 30-day advance rate. In most cases, the interest income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest income and, therefore, net income. Our borrowings bear interest at rates that fluctuate with the FHLB Bank of Cincinnati 30-day advance rate or, to a lesser extent, the prime rate. Based on approximately $1.26 billion of borrowings under term loan and warehouse facilities outstanding at December 31, 2005, a 1% instantaneous and sustained increase in both FHLB and prime rates could increase quarterly interest expense by as much as approximately $3.2 million, pre-tax, which would negatively impact our quarterly after-tax net income. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income and the market value of our net assets.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements required by this Item are included herein, beginning on page F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

      The Company has restated its previously issued financial statements for the years 2004 and 2003, for the first three quarters in 2005 and the quarterly periods in 2004. These restatements and resulting revisions relate principally to the accounting treatment of certain fees and costs related to the successful acquisition of pools of residential mortgage loans and the accounting treatment of success fees that are both currently and potentially payable to the Company's primary lending bank following repayment of existing term debt.

      The Company has identified material weaknesses as defined by the Public Company Accounting Oversight Board (United States) with respect to the accounting and reporting matters discussed above.

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Annual Report. Based on such evaluation, and as a result of the material weaknesses, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005 and prior restated periods, the Company's disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

      There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

      The Company is in the process of reviewing and remedying its internal controls over financial reporting. In connection with this report, under the direction of the Company's Chief Financial Officer, management is further assessing its controls over accounting policy and financial reporting matters, and is in the process of implementing appropriate improvements.

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information required under this Item is contained in the Company's definitive proxy statement, which will be filed within 120 days of December 31, 2005, the registrant's most recent fiscal year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      Information required under this Item is contained in the Company's definitive proxy statement, which will be filed within 120 days of December 31, 2005, the registrant's most recent fiscal year, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information required under this Item is contained in the Company's definitive proxy statement, which will be filed within 120 days of December 31, 2005, the registrant's most recent fiscal year, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required under this Item is contained in the Company's definitive proxy statement, which will be filed within 120 days of December 31, 2005, the registrant's most recent fiscal year, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information required under this Item is contained in the Company's definitive proxy statement, which will be filed within 120 days of December 31, 2005, the registrant's most recent fiscal year, and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.    The following documents are filed as part of Form 10-K:

      (1) Financial Statements.

            The financial statements required by Item 8 are included herein, beginning on page F-2 of this report.

      (2) Financial Statement Schedules.

            All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

B.    Exhibits.

Exhibit
Number
3.1 Fifth Amended and Restated Certificate of Incorporation. Incorporated by reference to Appendix A to the Registrant's Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission (the "Commission") on January 20, 2005.

3.2 Amended and Restated By-laws. Incorporated by reference to Appendix B to the Registrant's Definitive Information Statement on Schedule 14C, filed with the Commission on January 20, 2005.

10.1 Master Credit and Security Agreement, dated as of October 13, 2004, between the Registrant and Sky Bank (the "Master Credit Agreement"). Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-125681), filed with the Commission on June 9, 2005 (the "Registration Statement").

10.2 Amendment to the Master Credit Agreement, dated as of December 30, 2004 between the Registrant and Sky Bank. Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on April 8, 2005 (the "2004 10-K").

10.3 Warehousing Credit and Security Agreement, dated as of September 30, 2003, between Tribeca Lending Corp. and Sky Bank (the "Warehouse Credit Agreement"). Incorporated by reference to Exhibit 10.3 to the 2004 10-K.

10.4 Letter, dated as of March 24, 2005, from Sky Bank to Tribeca Lending Corp. Incorporated by reference to Exhibit 10.4 to the 2004 10-K.

10.5 Second Amendment to the Warehouse Credit Agreement, effective as of May 19, 2005, between Tribeca Lending Corp. and Sky Bank. Incorporated by reference to Exhibit 10.5 to the Registration Statement.

10.6 Form of Term Loan and Security Agreement between subsidiaries of Tribeca Lending Corp. and Sky Bank. Incorporated by reference to
           Exhibit 10.5 to the 2004 10-K.

10.7 Agreement, dated March 20, 1997, between the Registrant and Sky Bank (f/k/a The Citizens Banking Registrant) (the "1997 Agreement"). Incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, filed with the Commission on May 14, 1998.

10.8 Modification to 1997 Agreement, dated March 19, 2003, between the Registrant and Sky Bank. Incorporated by reference to Exhibit 10.8 to the Registration Statement.

10.9       1996 Stock Incentive Plan, as amended. Incorporated by reference to
           Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-122677), filed with the Commission on February 10, 2005.

10.10 Mortgage Loan Purchase and Sale Agreement, dated as of September 24, 2004, between the Registrant and Master Financial, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on October 20, 2004.

10.11 Mortgage Loan Purchase and Sale Agreement, dated as of June 30, 2004, between the Registrant and Bank One, Inc. Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K/A, filed with the Commission on July 16, 2004.

10.12 Registration Rights Agreement, effective as of October 1, 2004, between the Registrant and Jeffrey R. Johnson. Incorporated by reference to Exhibit 10.10 to the 2004 10-K.

10.13 Restricted Stock Grant Agreement, dated as of October 4, 2004, between the Registrant and Jeffrey R. Johnson. Incorporated by reference to Exhibit 10.11 to the 2004 10-K.

10.14 Sublease Agreement, dated as of March 4, 2005, between the Registrant and Lehman Brothers Holdings Inc. Incorporated by reference to
           Exhibit 10.12 to the 2004 10-K.

10.15 Employment Agreement, effective as of March 28, 2005, between the Registrant and Paul D. Colasono. Incorporated by reference to Exhibit
           10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Commission on May 16, 2005 (the "First Quarter 10-Q").

10.16 Restricted Stock Grant Agreement, dated as of April 13, 2005, between the Registrant and Paul D. Colasono. Incorporated by reference to
           Exhibit 10.2 to the First Quarter 10-Q.

10.17 Employment Agreement, dated as of June 7, 2005, between the Registrant and Joseph Caiazzo. Incorporated by reference to Exhibit
           10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on June 9, 2005.

10.18 Warrant Agreement, dated as of April 24, 1997, between the Registrant and Steven W. Lefkowitz. Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement, filed with the Commission on June 29, 2005.

10.19 Letter, dated as of July 19, 2005, from Sky Bank to the Registrant. Incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement, filed with the Commission on July 19, 2005 ("Amendment No. 2").

10.20 Letter, dated as of July 19, 2005, from Sky Bank to Tribeca Lending Corp. Incorporated by reference to Exhibit 10.21 to Amendment No. 2.

10.21 Underwriting Agreement, dated July 19, 2005, between the Registrant and Ryan Beck & Co., Inc. Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed with the Commission on July 20, 2005.

10.22 Lease, dated July 27, 2005, between the Registrant and 101 Hudson Leasing Associates. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on July 29, 2005.

10.23* Separation Agreement, dated as of January 13, 2006, between the Registrant and Jeffrey R. Johnson.

10.24* Master Credit and Security Agreement, dated as of February 28, 2006, among Tribeca Lending Corp., Sky Bank and those subsidiaries of Tribeca Lending Corp. listed on the signature page to the agreement.

10.25* Master Credit and Security Agreement, dated as of March 24, 2006, among Tribeca Lending Corp., BOS (USA) Inc. and those subsidiaries of Tribeca Lending Corp. listed on the signature page to the agreement.
21.1*      Subsidiaries of the Registrant.

23.1       Consent of Deloitte & Touche LLP

31.1* Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

------------------
   *     Filed herewith.

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 24, 2006                     FRANKLIN CREDIT MANAGEMENT
                                   CORPORATION

                                   By: /s/ THOMAS J. AXON
                                      -------------------
                                           President and Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature                                            Title                              Date


/s/ THOMAS J. AXON
Thomas J. Axon           President, Chief Executive Officer and Chairman of the Board   April 24, 2006
                                         (Principal Executive Officer)

/s/ PAUL D. COLASONO
Paul D. Colasono             Executive Vice President and Chief Financial Officer       April 24, 2006
                                         (Principal Financial Officer)

/s/ KIMBERLEY SHAW
Kimberley Shaw                           Vice President and Treasurer                   April 24, 2006
                                                 (Controller)

/s/ MICHAEL BERTASH
Michael Bertash                                    Director                             April 24, 2006

/s/ ROBERT CHISTE
Robert Chiste                                      Director                             April 24, 2006

/s/ FRANK EVANS
Frank Evans                                        Director                             April 24, 2006

/s/ A. GORDON JARDIN
A. Gordon Jardin                                   Director                             April 24, 2006

/s/ STEVEN LEFKOWITZ
Steven Lefkowitz                                   Director                             April 24, 2006

/s/ ALLAN R. LYONS
Allan R. Lyons                                     Director                             April 24, 2006

/s/ WILLIAM F. SULLIVAN
William F. Sullivan                                Director                             April 24, 2006

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------------------

                                                                                        Page

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

  Consolidated Balance Sheets at December 31, 2005 and 2004 (Restated)...................F-2

  Consolidated Statements of Income for the years ended December 31, 2005, 2004
      (Restated) and 2003 (Restated).....................................................F-3

  Consolidated Statements of Stockholders' Equity for the years ended December 31,
      2005, 2004 (Restated) and 2003 (Restated)..........................................F-4

  Consolidated Statements of Cash Flows for the years ended December 31, 2005,
      2004 (Restated) and 2003 (Restated) ...............................................F-5

Notes to Consolidated Financial Statements...............................................F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Franklin Credit Management Corporation
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Franklin Credit Management Corporation and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Credit Management Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying 2004 and 2003 consolidated financial statements have been restated.

Also as discussed in Note 2, in connection with the restatement of its consolidated financial statements the Company changed its method of accounting for embedded derivatives in notes payable as required by accounting guidance which became effective October 1, 2003, and recorded the impact as a cumulative effect of accounting change.

As discussed in Note 3, the Company changed its method of accounting for certain purchased notes receivable as of January 1, 2005.


/s/ Deloitte & Touche LLP

New York, New York
April 21, 2006

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

                                                                         2004
                                                                     (As Restated,
                                                      2005            See Note 2)
                                                ---------------    ---------------
ASSETS
Cash and cash equivalents ...................   $     3,886,506    $     5,127,732
Restricted cash .............................        17,008,649         14,520,539
Short-term investments ......................        16,954,019               --
Notes Receivable:
 Principal ..................................       934,657,413        811,885,856
 Purchase discount ..........................       (17,809,940)       (32,293,669)
 Allowance for loan losses ..................       (67,276,155)       (89,628,299)
                                                ---------------    ---------------
    Net notes receivable ....................       849,571,318        689,963,888

Originated loans held for sale ..............        12,844,882         16,851,041
Originated loans held for investment, net ...       372,315,935        110,496,274
Accrued interest receivable .................        13,341,964          8,506,252
Other real estate owned .....................        19,936,274         20,626,156
Deferred financing costs, net ...............        10,008,473          7,600,942
Other receivables ...........................         7,309,505          5,366,500
Building, furniture and equipment, net ......         4,029,481          1,290,442
Deferred tax asset ..........................                --             44,720
Other assets ................................         1,033,583          3,197,756
                                                ---------------    ---------------
Total assets ................................   $ 1,328,240,589    $   883,592,242
                                                ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Notes payable, net of debt discount of
   $3,002,767 in 2005 and
   $2,131,041 in 2004 .......................   $ 1,203,880,994    $   805,586,997
 Financing agreements .......................        57,284,085         39,540,205
 Accounts payable and accrued expenses ......        12,971,954          8,294,573
 Success fee liability ......................         5,721,918          4,024,634
 Deferred tax liability .....................           787,470                 --
                                                ---------------    ---------------
    Total liabilities .......................     1,280,646,421        857,446,409
                                                ---------------    ---------------

Commitments and Contingencies

Stockholders' Equity:
 Preferred stock, $.01 par value; authorized
   3,000,000; issued - none .................              --                 --
 Common stock and additional paid-in capital,
   $.01 par value, 22,000,000 authorized
   shares;  issued and outstanding: 7,539,295
   in 2005 and 6,062,295 in 2004 ............        21,292,252          8,514,401
 Retained earnings ..........................        26,599,207         18,730,432
 Unearned compensation ......................          (297,291)        (1,099,000)
                                                ---------------    ---------------
    Total stockholders' equity ..............        47,594,168         26,145,833
                                                ---------------    ---------------
Total liabilities and stockholders' equity ..   $ 1,328,240,589    $   883,592,242
                                                ===============    ===============

                  See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                               2004           2003
                                                          (As  Restated,  (As Restated,
                                                2005        See Note 2)    See Note 2)
                                            ------------   ------------   ------------
REVENUES:
 Interest income .......................... $ 99,046,543   $ 59,481,422   $ 42,699,710
 Purchase discount earned .................   11,214,721      9,234,896      5,154,601
 Gain on sale of notes receivable .........    1,310,887      1,701,113      1,118,239
 Gain on sale of loans held for sale ......    1,276,566      1,444,037      1,331,322
 Gain on sale of other real estate owned ..    1,758,351        542,202      1,027,130
 Prepayment penalties and other income ....    6,792,146      4,787,388      4,330,263
                                            ------------   ------------   ------------
   Total revenues .........................  121,399,214     77,191,058     55,661,265
                                            ------------   ------------   ------------

OPERATING EXPENSES:
 Interest expense .........................   68,329,965     33,166,815     21,601,651
 Collection, general and administrative ...   28,700,133     21,752,591     16,989,446
 Provision for loan losses ................    4,745,126      3,705,333      3,164,103
 Amortization of deferred financing costs .    4,105,218      2,761,476      1,979,208
 Depreciation .............................    1,077,296        494,890        505,012
                                            ------------   ------------   ------------
   Total expenses .........................  106,957,738     61,881,105     44,239,420
                                            ------------   ------------   ------------

INCOME BEFORE PROVISION FOR INCOME TAXES ..   14,441,476     15,309,953     11,421,845
PROVISION FOR INCOME TAXES ................    6,572,701      6,943,345      5,253,950
                                            ------------   ------------   ------------
INCOME BEFORE ACCOUNTING CHANGE ...........    7,868,775      8,366,608      6,167,895
                                            ------------   ------------   ------------
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
  NET OF INCOME TAXES OF $450,600 .........         --             --         (528,820)
                                            ------------   ------------   ------------
NET INCOME ................................ $  7,868,775   $  8,366,608   $  5,639,075
                                            ============   ============   ============

EARNINGS PER SHARE BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE:
 Basic .................................... $       1.19   $       1.41   $       1.04
                                            ------------   ------------   ------------
 Diluted .................................. $       1.09   $       1.25   $       0.95
                                            ------------   ------------   ------------

EARNINGS PER SHARE FROM CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE:
 Basic .................................... $       --     $       --     $      (0.09)
                                            ------------   ------------   ------------
 Diluted .................................. $       --     $       --     $      (0.08)
                                            ------------   ------------   ------------

NET INCOME PER COMMON SHARE:
 Basic .................................... $       1.19   $       1.41   $       0.95
                                            ------------   ------------   ------------
 Diluted .................................. $       1.09   $       1.25   $       0.86
                                            ------------   ------------   ------------

WEIGHTED AVERAGE NUMBER OF SHARES
 Outstanding, basic .......................    6,629,108      5,926,878      5,916,527
 Diluted potential common shares ..........      574,664        767,844        605,472
 Outstanding, diluted .....................    7,203,772      6,694,722      6,521,999
                                            ============   ============   ============

                  See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                  Common Stock and
                                 Additional Paid-in
                                      Capital
                             ----------------------------
                                                               Retained       Unearned
                                Shares          Amount         Earnings     Compensation        Total
                             ------------    ------------    ------------   ------------     ------------
BALANCE, JANUARY 1, 2003
  (AS PREVIOUSLY REPORTED)      5,916,527    $  7,045,135    $  5,948,714   $       --       $ 12,993,849

 Prior period adjustment .           --              --        (1,223,965)          --         (1,223,965)
                             ------------    ------------    ------------   ------------     ------------

BALANCE, JANUARY 1, 2003
  (RESTATED) .............      5,916,527       7,045,135       4,724,749           --         11,769,884

 Net income (Restated) ...           --              --         5,639,075           --          5,639,075
                             ------------    ------------    ------------   ------------     ------------

BALANCE, DECEMBER 31, 2003
  (RESTATED) .............      5,916,527       7,045,135      10,363,824           --         17,408,959
                             ------------    ------------    ------------   ------------     ------------

 Issuance of common and
 restricted stock ........        120,768       1,230,006            --        (1,099,000)        131,006
 Exercise of options .....         25,000          18,750            --             --             18,750
 Issuance of in-the-money
 stock options ...........           --           220,510            --             --            220,510
 Net income (Restated) ...           --              --         8,366,608           --          8,366,608
                             ------------    ------------    ------------   ------------     ------------

BALANCE, DECEMBER 31, 2004
  (RESTATED) .............      6,062,295       8,514,401      18,730,432      (1,099,000)     26,145,833
                             ------------    ------------    ------------   ------------     ------------

 Stock offering, net .....      1,265,000      12,592,616            --             --         12,592,616
 Exercise of options .....        221,000         224,785            --             --            224,785
 Restricted stock activity         (9,000)        (39,550)           --           801,709         762,159
 Net income ..............           --              --         7,868,775           --          7,868,775
                             ------------    ------------    ------------   ------------     ------------

BALANCE, DECEMBER 31, 2005      7,539,295    $  21,292,25    $ 26,599,207   $    (297,291)   $ 47,594,168
                             ============    ============    ============   =============    ============

                  See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                                                       2004              2003
                                                                                                   (As Restated,     (As Restated,
                                                                                       2005         See Note 2)        See Note 2)
                                                                                  -------------    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................................................   $   7,868,775    $   8,366,608     $   5,639,075
Adjustments to reconcile income to net cash provided by/(used in)
operating activities:
  Gain on sale of notes receivable ............................................      (1,310,887)      (1,701,113)       (1,118,239)
  Gain on sale of other real estate owned .....................................      (1,758,351)        (542,202)       (1,027,130)
  Gain on sale of originated loans held for sale ..............................      (1,276,566)      (1,444,037)       (1,331,322)
  Depreciation ................................................................       1,077,296          494,890           505,012
  Amortization of deferred costs and fees on originated loans .................         157,317             --                --
  Amortization of deferred financing costs ....................................       4,105,218        2,761,476         1,979,208
  Amortization of debt discount and success fees ..............................         825,558          767,820           146,353
  Cumulative effect of change in accounting for embedded derivative ...........            --               --             979,420
  Non-cash compensation .......................................................         762,159          240,110              --
  Proceeds from the sale of and principal collections on loans held for sale ..      58,096,014      102,331,140        82,141,543
  Origination of loans held for sale ..........................................     (58,281,668)    (108,432,590)      (97,143,554)
  Deferred tax provision ......................................................         832,190        1,279,282          (757,386)
  Purchase discount earned ....................................................     (11,214,721)      (9,234,896)       (5,154,601)
  Provision for loan losses ...................................................       4,745,126        3,705,333         3,164,103
  Changes in operating assets and liabilities:
      Accrued interest receivable .............................................      (4,835,712)      (4,173,833)         (174,804)
      Other receivables .......................................................      (1,943,005)      (2,472,765)         (634,192)
      Other assets ............................................................       2,164,174       (2,591,484)          (42,199)
      Accounts payable and accrued expenses ...................................       3,760,491        3,532,463           943,554
                                                                                  -------------    -------------     -------------
         Net cash provided by/(used in) operating activities ..................       3,773,407       (7,113,798)      (11,800,761)
                                                                                  -------------    -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash ...................................................      (2,488,110)      (3,650,322)      (10,676,214)
Purchase of notes receivable ..................................................    (468,324,936)    (546,269,608)     (213,638,801)
Principal collections on notes receivable .....................................     271,674,377      209,206,383       156,924,859
Principal collections on loans held for investment ............................     102,176,991        8,693,192              --
Origination of loans held for investment ......................................    (367,253,790)     (92,818,695)             --
Investment in short-term securities ...........................................     (16,954,019)            --            (203,771)
Proceeds from sale of other real estate owned .................................      32,343,836       20,856,448        16,407,503
Proceeds from sale of loans held for investment ...............................       8,375,669        1,233,122              --
Proceeds from sale of notes receivable ........................................      15,120,539       20,241,957        15,648,149
Purchase of building, furniture and fixtures ..................................      (2,899,445)        (527,585)         (650,858)
                                                                                  -------------    -------------     -------------
         Net cash used in investing activities ................................    (428,228,888)    (383,035,108)      (36,189,133)
                                                                                  -------------    -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable ...................................................     836,608,815      663,023,803       226,367,253
Principal payments of notes payable ...........................................    (437,443,092)    (282,753,609)     (194,185,553)
Proceeds from financing agreements ............................................     429,592,146      206,219,638       101,322,968
Principal payments of financing agreements ....................................    (411,848,265)    (189,994,734)      (89,565,036)
Payment of deferred financing costs ...........................................      (6,512,750)      (5,309,462)       (2,564,246)
Exercise of options ...........................................................         224,785           18,500              --
Proceeds from issuance of common stock ........................................      12,592,616          110,400              --
                                                                                  -------------    -------------     -------------
         Net cash provided by financing activities ............................     423,214,255      391,314,536        41,375,386
                                                                                  -------------    -------------     -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS .......................................      (1,241,226)       1,165,630        (6,614,508)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..................................       5,127,732        3,962,102        10,576,610
                                                                                  -------------    -------------     -------------
CASH AND CASH EQUIVALENTS, END OF YEAR ........................................   $   3,886,506    $   5,127,732     $   3,962,102
                                                                                  =============    =============     =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest ....................................................   $  64,743,849    $  30,296,647     $  21,204,660
                                                                                  =============    =============     =============
Cash payments for taxes .......................................................   $   3,628,439    $   7,849,900     $   5,713,700
                                                                                  =============    =============     =============

NON-CASH INVESTING AND FINANCING ACTIVITY:
Transfer of loans from held for sale to loans held for investment .............   $   5,278,073    $  18,067,224     $  13,721,717
                                                                                  =============    =============     =============
Transfer from notes receivable to OREO ........................................   $  48,239,717    $  35,624,810     $  28,269,241
                                                                                  =============    =============     =============
Capital lease .................................................................   $     916,890    $        --       $        --
                                                                                  =============    =============     =============

                  See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------


1.    ORGANIZATION AND BUSINESS

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

      From inception through December 31, 2005, we had purchased and originated in excess of $2.9 billion in mortgage loans. As of December 31, 2005, we had total assets of $1.33 billion and our portfolios of notes receivable and loans held for investment, net, totaled $1.22 billion.

      In August 2005, we completed the public offering of 1,265,000 of shares of our common stock at a public offering price of $11.50 per share (including an exercise in full of the underwriter's over allotment option to purchase 165,000 shares). The offering resulted in net proceeds to us and the addition to equity of approximately $12.6 million. In conjunction with the public offering, the Company's common stock ceased to be quoted on the Over-the-Counter Bulletin Board under the symbol "FCSC" and commenced trading on The Nasdaq National Market under the symbol "FCMC."

2.    RESTATEMENT

      The Company has restated its previously issued financial statements for the years 2004 and 2003, for the first three quarters in 2005 and the quarterly periods in 2004. These restatements and resulting revisions relate principally to the accounting treatment of certain fees and costs related to the successful acquisition of pools of residential mortgage loans (the "acquisition fees") and the accounting treatment of success fees that are both currently and potentially payable to the Company's primary lending bank following repayment of existing term debt (the "success fees").

      The acquisition fees and costs had previously been deferred and amortized over the estimated life of the acquired assets. The restated financial statements reflect the expensing of such fees and costs directly related to successful investments in purchased pools of residential mortgage loans under Statement of Financial Accounting Standards ("SFAS") No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The restatement affects the timing of recognition of these costs but not the fundamental economics of the investment in these pools of loans or the Company's business. Specifically, they do not impact the Company's cash operations of the business, operations, investment decisions or compliance with borrowing agreements with the Company's lenders. All other costs related to the Company's loan purchase activities were expensed in the period incurred.

      The Company had previously expensed the actual amounts paid for success fees to its principal lender following repayment of existing term debt. The restated financial statements reflect as of October 1, 2003, the adoption of the accounting required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Implementation Issue No. B36 ("B36") for the bifurcation of an embedded derivative related to success fees currently and potentially payable to our principal lender following the repayment of notes payable. The effect of adopting B36 was recorded as a cumulative effect of accounting change in 2003 in the amount of $528,820, net of tax. B36 requires the success fee to be bifurcated from the notes payable and recorded as an embedded derivative at fair value each reporting period.

      In addition, the Company restated (for the periods referred to above) previously reported "Cash and cash equivalents" to classify the restricted portion separately on the balance sheet with related adjustments to the statements of cash flows in accordance with SFAS No. 95, Statement of Cash Flows, and restated the presentation of deferred origination costs for loans sold by reclassifying these costs from "Collection, general and administrative" expenses to "Gain on sale of originated loans held for sale." Neither restatement had an impact on previously reported net income. The Company's restated financial statements also include certain other adjustments.

      The net after-tax effects of the restatement on the Company's consolidated net income for the fiscal years 2004 and 2003 follow.

            (As Previously  Acquisition Costs    Success Fees                Net Income
               Reported)      (SFAS No. 91)     (SFAS No. 133)    Other      (Restated)
            --------------  -----------------   -------------   ---------   ------------
2003.....   $    6,685,457  $        (556,175)  $    (607,823)  $ 117,616   $  5,639,075

2004.....   $    9,506,310  $        (931,440)  $    (417,155)  $ 208,893   $  8,366,608

      The significant effects of the restatement on the Company's consolidated financial statements for the fiscal years 2004 and 2003 follow.

Restated Balance Sheet Information as of December 31, 2004

                                                       December 31, 2004
                                                  -----------------------------
                                                  As Previously
                                                    Reported        Restated
                                                  -------------   -------------
ASSETS:
Cash and cash equivalents .....................   $  19,519,659   $   5,127,732
Restricted cash ...............................         128,612      14,520,539
Deferred tax asset ............................         583,644          44,720
Other assets ..................................      10,577,344       3,197,756
Total assets ..................................     891,510,754     883,592,242

LIABILITIES:
Notes payable, net of debt discount of
$2,131,041 ....................................     807,718,038     805,586,997
Accounts payable and accrued expenses .........      11,572,764       8,294,573
Success fee liability .........................            --         4,024,634
Deferred tax liability ........................       3,123,865               0
Total liabilities .............................     861,954,872     857,446,409

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in capital ...       7,415,401       8,514,401
Unearned compensation .........................            --        (1,099,000)
Retained earnings .............................      22,140,181      18,730,432
Total stockholders' equity ....................      29,555,882      26,145,833

Total liabilities and stockholders' equity ....     891,510,754     883,592,242

Restated Statement of Income Information for Years Ended December 31, 2004 and 2003

                                                          YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------------
                                                       2004                        2003
                                           ---------------------------   ---------------------------
                                                AS                            AS
                                            PREVIOUSLY                    PREVIOUSLY
                                             REPORTED       RESTATED       REPORTED       RESTATED
                                           ------------   ------------   ------------   ------------
REVENUES:
  Gain on sale of loans held for sale ..   $  3,689,616   $  1,444,037   $  3,236,616   $  1,331,322
  Prepayment penalties and other income       5,835,766      4,787,388      4,330,263      4,330,263
  Total revenues .......................     80,485,015     77,191,058     57,566,559     55,661,265

OPERATING EXPENSES:
  Interest expense .....................     32,795,347     33,166,815     21,672,993     21,601,651
  Collection, general and administrative     23,321,659     21,752,591     17,864,786     16,989,446
  Total expenses .......................     63,078,075     61,881,105     45,186,102     44,239,420

INCOME BEFORE PROVISION FOR INCOME TAXES     17,406,310     15,309,953     12,380,457     11,421,845
PROVISION FOR INCOME TAXES .............      7,900,000      6,943,345      5,695,000      5,253,950
INCOME BEFORE ACCOUNTING CHANGE ........      9,506,310      8,366,608      6,685,457      6,167,895
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
    NET OF INCOME TAXES OF $450,600 ....           --             --             --         (528,820)
NET INCOME .............................      9,506,310      8,366,608      6,685,457      5,639,075

  EARNINGS PER SHARE:
  Basic ................................   $       1.60   $       1.41   $       1.13   $        .95

  Diluted ..............................   $       1.43   $       1.25   $       1.02   $        .86
  Weighted average shares-basic ........      5,941,462      5,926,878      5,916,527      5,916,527

  Weighted average shares-diluted ......      6,648,381      6,694,723      6,536,639      6,521,999

Restated Statement of Cash Flows Information for Years Ended December 31, 2004 and 2003

                                                               2004                            2003
                                                   -----------------------------   -----------------------------
                                                   As Previously                   As Previously
                                                     Reported        Restated        Reported         Restated
                                                   -------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ......................................  $   9,506,310   $   8,366,608   $   6,685,457   $   5,639,075
Adjustments to reconcile income to net
   cash provided by/(used in) operating
   activities:
  Gain on sale of originated loans held for sale              --      (1,444,037)             --      (1,331,322)
  Amortization of debt discount and success fees              --         767,820              --         146,353
  Proceeds from the sale of and principal
   collections on loans held for sale ...........    100,887,103     102,331,140      80,810,231      82,141,543
  Deferred income taxes .........................      1,910,530       1,279,282         234,343        (757,386)
  Changes in operating assets and liabilities:
     Other assets ...............................     (6,655,110)     (2,591,484)     (1,087,834)        (42,199)
     Accounts payable and accrued expenses ......      6,592,959       3,532,463       1,161,249         943,554
        Net cash provided by/(used in)
           operating activities .................     (7,113,798)     (7,113,798)    (11,800,761)    (11,800,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash .....................        284,831      (3,650,322)       (219,440)    (10,676,214)
Loan fees .......................................     (5,309,462)             --      (2,564,246)             --
        Net cash used in investing activities ...   (384,409,417)   (383,035,108)    (28,296,605)    (36,189,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing costs .............             --      (5,309,462)             --      (2,564,246)
        Net cash provided by financing activities    396,623,998     391,314,536      43,939,632      41,375,386

NET CHANGE IN CASH AND CASH EQUIVALENTS .........      5,100,783       1,165,630       3,842,266      (6,614,508)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ....     14,418,876       3,962,102      10,576,610      10,576,610
CASH AND CASH EQUIVALENTS, END OF YEAR ..........     19,519,659       5,127,732      14,418,876       3,962,102

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates of the Company are allowance for loan losses and success fee liability. The Company's estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility and credit exposure. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions may occur which could cause actual results to differ materially.

      Operating Segments -SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets. The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires performing, reperforming or nonperforming notes receivable and promissory notes from financial institutions and mortgage and finance companies, and services and collects such notes receivable through enforcement of terms of the original note, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage-banking segment originates or purchases, subprime residential mortgage loans from individuals whose credit histories, income and other factors cause them to be classified as subprime borrowers. (See Note 11).

      Earnings Per Share - Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options outstanding, warrants and restricted stock calculated under the treasury stock method. The effects of warrants, restricted stock units and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Dilutive potential common shares are calculated using the treasury stock method. At December 31, 2005, 97,500 options were not included in the computation of earnings per share because they were antidilutive.

      Cash and Cash Equivalents - Cash and cash equivalents includes cash and certain investments with original maturities of three months or less, with the exception of restricted cash, which is reported separately on the Company's balance sheets. The Company maintains accounts at banks, which at times may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

      Restricted Cash - Restricted cash includes interest and principal collections received on the Company's portfolio of notes receivable and loans, substantially all of which is required to pay down current debt obligations with its lending banks.

      Short-term Investments - The Company's short-term investments include U.S. treasury bills and investment-grade commercial paper. The Company's short-term investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs and expansion of the loan portfolio. All short-term investments are classified as available for sale and recorded at fair value.

      Notes Receivable and Income Recognition - The notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions and mortgage and finance companies. Such notes receivable are performing, non-performing or sub-performing at the time of purchase and are generally purchased at a discount from the principal balance remaining. Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. Notes purchased after December 31, 2004 that meet the requirements of AICPA Statement of Position (SOP) No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3") are stated net of purchase discount. Impaired notes receivable are measured based on the present value of expected future cash flows discounted at the note's effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is collateral dependent. The Company periodically evaluates the collectibility of both interest and principal of its notes receivable to determine whether they are impaired. A note receivable is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement.

      In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. Accrual of interest on notes receivable, including impaired notes receivable, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Subsequent recognition of income occurs only to the extent payment is received, subject to management's assessment of the collectibility of the remaining interest and principal. A non-accrual note is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time.

      Discounts on Acquired Loans - Effective January 1, 2005, as a result of the required adoption of SOP 03-3 the Company was required to change its accounting for loans acquired subsequent to December 31, 2004, which have evidence of deterioration of credit quality since origination and for which it is probable, at the time of our acquisition, that the Company will be unable to collect all contractually required payments. For these loans, the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated by us at the time of acquisition is not accreted into income (nonaccretable discount). The amount representing the excess of cash flows estimated by us at acquisition over the purchase price is accreted into purchase discount earned over the life of the loan (accretable discount).

      The nonaccretable discount is not accreted into income. If cash flows cannot be reasonably estimated for any loan, and collection is not probable, the cost recovery method of accounting may be used. Under the cost recovery method, any amounts received are applied against the recorded amount of the loan.

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

      There is judgment involved in estimating the amount of the loan's future cash flows. The amount and timing of actual cash flows could differ materially from management's estimates, which could materially affect our financial condition and results of operations. Depending on the timing of an acquisition, the initial allocation of discount will be made primarily to nonaccretable discount until the Company has boarded all loans onto its servicing system; at that time, any cash flows expected to be collected over the purchase price will be transferred to accretable discount. Generally, the allocation will be finalized no later than ninety days from the date of purchase.

      For loans not addressed by SOP 03-3 that are acquired subsequent to December 31, 2004, the discount, which represents the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, is accreted into purchase discount earned using the interest method over the term of the loans. This is consistent with the method the Company utilizes for its accounting for loans purchased prior to January 1, 2005, except that for these loans an allowance allocation was also made at the time of acquisition.

      Allowance for Loan Losses - The Company performs reviews of its loan portfolio upon purchase, at loan boarding, and on a frequent basis thereafter to segment impaired loans under SFAS No. 114, Accounting by Creditors for Impairment of a Loan. A loan is considered impaired when it is probable that we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement. An allowance for loan losses is estimated based on our impairment analysis. Management's judgment in determining the adequacy of the allowance for loan losses is based on the evaluation of individual loans within the portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral when considered necessary. Management believes that the allowance for loan losses is adequate. The allowance for loan losses is a material estimate, which could change significantly in the near term. An allowance of $67,276,155 and $89,628,299 is included in notes receivable at December 31, 2005 and 2004, respectively.

      Effective January 1, 2005, and as a result of the adoption of SOP 03-3, additions to the valuation allowances relating to newly acquired loans reflect only those losses incurred by us subsequent to acquisition. The Company no longer increases the allowances through allocations from purchase discount for loans that meet the requirements of SOP 03-3. Additionally, general risk allocations are no longer applied to loans purchased subsequent to December 31, 2004. Consequently, the allowance for loan losses has declined since the adoption of SOP 03-3, and it is anticipated that the allowance will continue to decline as credits for loan losses may continue to be recorded if loans pay off and allowances related to these loans are not required or additions due to loan impairment are not required.

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

      Originated Loans Held for Investment - Originated loans held for investment consists primarily of secured real estate first and second mortgages originated by the Company. Such loans are performing and are carried at the amortized cost of the loan. In general, interest on originated loans held for investment is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts that the borrower's financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Subsequent recognition of income occurs only to the extent payment is received, subject to management's assessment of the collectibility of the remaining interest and principal. A non-accrual loan is restored to an accrual status when the collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the estimated life of the related loans as a yield adjustment.

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

      Derivatives - We have adopted as of October 1, 2003 the accounting required by Statement 133 Implementation Issue No. B36 ("B36") for the bifurcation of an embedded derivative related to success fees currently and potentially payable to our principal lender following the repayment of notes payable. The effect of adopting B36 was recorded as a cumulative effect of accounting change in 2003 in the amount of $528,820, net of tax. B36 requires the success fee to be bifurcated from the notes payable and recorded as an embedded derivative at fair value each reporting period. Fair value has been determined by discounting the estimated future success fee payments at an appropriate discount rate. See Note 6 for a description of success fees. The Company does not hold any other derivative financial instruments.

      As notes payable are issued, the fair value of the embedded derivative related to success fees is recorded as a liability with an offset to debt discount. The debt discount is amortized to interest expense over the estimated repayment of the related notes payable.

      Building, Furniture and Equipment - Building, furniture and equipment, including leasehold improvements, is recorded at cost net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Amortization of leasehold improvements is computed using the straight-line method over the lives of the related leases or useful lives of the related assets, whichever is shorter. Maintenance and repairs are expensed as incurred.

      Deferred Financing Costs - Deferred financing costs, which include origination fees incurred in connection with obtaining term loan financing from our banks, are deferred and are amortized over the term of the related loan.

      Retirement Plan - The Company maintains a savings plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees are eligible to be a participant in the plan. The plan provides for voluntary contributions by participating employees in amounts up to 20% of their annual compensation, subject to certain limitations. Currently, the Company matches 50% of the first 3% of the employee's contribution. The Company contributed $109,882 and $65,147 in 2005 and 2004, respectively.

      Income Taxes - Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach in accounting for income taxes. This method provides for deferred income tax assets or liabilities based on the temporary difference between the income tax basis of assets and liabilities and their carrying amount in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of the changes.

      Prepayments and Other Income - Prepayment and other income consists of prepayment penalties, late charges, and other miscellaneous income. Such income is recognized on a cash basis.

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

      c. Notes Receivable - Fair value of the net note receivable portfolio is estimated by discounting the estimated future cash flows using the interest method. The fair value of notes receivable at December 31, 2005 and 2004 was equivalent to their carrying value of $849,571,318 and $689,963,888, respectively.

      d. Loans Held for Investment, Loans Held for Sale - The carrying values reported in the consolidated balance sheets are a reasonable estimate of fair value. The fair value of loans held for investment at December 31, 2005 and 2004 was equivalent to their carrying value of $372,315,935 and $110,496,274, respectively. The fair value of loans held for sale at December 31, 2005 and 2004 was equivalent to their carrying value of $12,844,852 and $16,851,041, respectively.

      e. Short-term Borrowings - The interest rates on financing agreements and other short-term borrowings reset on a monthly basis; therefore, the carrying amounts of these liabilities approximate their fair value. The fair value at December 31, 2005 and 2004 was $57,284,085 and $39,540,205, respectively.

      f. Long-term Debt - The interest rate on the Company's long-term debt (notes payable) is a variable rate that resets monthly; therefore, the carrying value reported in the balance sheet approximates fair value at $1,203,880,994 and $805,586,997 at December 31, 2005 and
            2004, respectively.

      Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income; therefore, net income was the same as its comprehensive income for all periods presented.

      Accounting for Stock-Based Compensation - We have adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, effective December 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148 and SFAS No. 123, we continue to apply the accounting provisions of Accounting Principles Board ("APB") Opinion Number 25, Accounting for Stock Issued to Employees ("APB Opinion 25"), and related interpretations, with regard to the measurement of compensation cost for options granted under our Stock Option Plans. SFAS No. 123 and APB Opinion 25 require only that the expense relating to employee stock options be disclosed in the footnotes to the consolidated financial statements.

      Our Stock Incentive Plan is accounted for under the recognition and measurement principles of APB Opinion 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards:


                                                                            2005            2004             2003
                                                                       -------------    -------------    -------------
Net income - as reported ...........................................   $   7,868,775    $   8,366,608    $   5,639,075
Stock-based compensation expense, actual(1) ........................         411,566           99,680             --
Stock-based compensation expense determined under fair value method,
    net of related tax effects(2) ..................................        (868,411)        (153,042)         (65,333)
                                                                       -------------    -------------    -------------
Net income - pro forma .............................................   $   7,411,930    $   8,313,246    $   5,573,742
                                                                       =============    =============    =============

Earnings per share:
Basic - as reported ................................................   $        1.19    $        1.41    $        0.95
Basic - pro forma ..................................................   $        1.12    $        1.40    $        0.94
Diluted - as reported ..............................................   $        1.09    $        1.25    $        0.86
Diluted - pro forma ................................................   $        1.03    $        1.25    $        0.85

------------------
(1) The stock-based compensation cost, net of related tax effects, included in the determination of net income - as reported.
(2) The stock-based compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards.

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003:

                              2005     2004    2003
                             ------- -------  -------
Dividend yield.............    0%       0%      0%
Volatility.................   109%     83%      97%
Risk-free interest rate....   3.85%     5%      5%
Weighted average expected
lives......................  6 years 5 years  5 years


      During 2005, 2004 and 2003, there were 106,500, 41,500 and 39,000 options granted, respectively. The weighted average fair value per share of options granted during 2005, 2004 and 2003 was $11.44, $5.10 and $2.41, respectively.

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

Recent Accounting Pronouncements

      On February 16, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Instruments (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007, with earlier adoption permitted. Management is currently evaluating the effect of the statement, if any, on the Corporation's results of operations and financial condition.

4. NOTES RECEIVABLE, LOANS HELD FOR INVESTMENT, LOANS HELD FOR SALE, PURCHASE DISCOUNT AND ALLOWANCE FOR LOAN LOSSES

      Notes receivable consist principally of residential one-to-four family mortgage loans as of December 31, 2005 and 2004 secured as follows:

                                         2005          2004
                                     ------------  ------------
            Real estate secured....  $901,260,281  $777,719,050
            Consumer unsecured.....    10,563,808    10,218,900
            Mobile homes...........    18,748,377    16,413,026
            Other..................     4,084,947     7,534,880
                                     ------------  ------------
                                      934,657,413   811,885,856

            Less:
             Purchase discount.....   (17,809,940) (32,293,669)
             Allowance for loan
            losses.................   (67,276,155) (89,628,299)
                                     ------------  ------------
            Balance................  $849,571,318  $689,963,888
                                     ============  ============


      Originated loans held for sale of $12,844,882 and $16,851,041 as of December 31, 2005 and 2004, respectively, represent residential one-to-four family (real estate secured) mortgage loans.

      Originated loans held for investment represent residential one-to-four family real estate mortgage loans as of December 31, 2005 and 2004 secured as follows:

                                         2005          2004
                                     ------------  ------------
            Real estate secured...   $374,308,419  $110,093,381
            Consumer unsecured....         75,408        58,050
            Mobile homes..........         84,219        84,707
                                      374,468,046   110,236,138

            Less:
             Net deferred costs and
            fees..................     (1,077,058)      591,010
             Allowance for loan
            losses................     (1,075,053)    (330,874)
            Balance...............   $372,315,935  $110,496,274


      The Company originated $374 million and $92 million in loans held for investment during the years ended December 31, 2005 and 2004, respectively.

      As of December 31, 2005, contractual maturities of notes receivable, originated loans held for sale and originated loans held for investment, net of the allowance for loan losses and nonaccretable discount, were as follows:

                              Notes      Loans Held     Loans Held
Year Ending December 31,    Receivable    for Sale    for Investment
------------------------   ------------  -----------  --------------
2006................       $ 68,880,881  $   100,345  $    1,666,948
2007................         53,828,818      107,990       1,799,836
2008................         41,527,036      116,226       1,955,997
2009................         34,571,783      125,101       2,131,983
2010................         45,520,391      129,740       6,540,252
Thereafter..........        634,412,967   12,265,480     358,220,919
                           $878,741,876  $12,844,882  $  372,315,935

      It is the Company's experience that a portion of the notes receivable portfolio may be refinanced or repaid before contractual maturity dates. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections. During the years ended December 31, 2005, 2004 and 2003, cash collections of principal amounts totaled approximately $375,000,000, $230,000,000 and $157,000,000, respectively, and the ratios of these cash collections to average principal balances were approximately 30%, 32% and 33%, respectively.

      Changes in the allowance for loan losses on notes receivable for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                                  2005            2004            2003
                                              ------------    ------------    ------------
Balance, beginning ........................   $ 89,628,299    $ 46,247,230    $ 45,841,651

Allowance allocated on purchased portfolios           --        53,836,759      11,413,944
Net change in allowance ...................    (26,029,871)    (14,161,023)    (14,172,468)
Provision for loan losses .................      3,677,727       3,705,333       3,164,103
                                              ------------    ------------    ------------

Balance, ending ...........................   $ 67,276,155    $ 89,628,299    $ 46,247,230
                                              ============    ============    ============


      The net change in allowance presented above represents charge-offs, recoveries, payoffs, transfers to OREO and subsequent increases in the allowance for notes receivable.

      Changes in the allowance for loan losses on loans held for sale and loans held for investment for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                       2005            2004            2003
                                    -----------     -----------     -----------
Balance, beginning .............    $   330,874     $   178,283     $   268,966

Net change in allowance ........       (257,100)       (182,939)       (154,262)
Provision for loan losses ......      1,004,388         335,530          63,579

Balance, ending ................    $ 1,078,162     $       330     $   178,283

      At December 31, 2005, 2004 and 2003, principal amounts of notes receivable included approximately $245,000,000, $307,000,000 and $126,000,000, respectively, of notes for which there was no accrual of interest income. The following information relates to impaired notes receivable, which include all such notes receivable as of and for the years ended December 31, 2005, 2004 and 2003:

                                                                  2005           2004           2003
                                                              ------------   ------------   ------------
Total impaired notes receivable..........................     $244,986,933   $306,840,734   $126,341,722

Allowance for loan losses related to impaired
    notes receivable.....................................     $ 43,691,572   $ 68,858,866   $ 30,111,278

Average balance of impaired notes receivable
    during the year......................................     $275,913,834   $216,591,228   $122,737,925

Interest income recognized...............................     $ 18,467,499   $  9,959,069   $  2,196,003


      In the normal course of business, the Company restructures or modifies terms of notes receivable to enhance the collectibility of certain notes that were impaired at the date of acquisition and were included in certain portfolio purchases.

      The following table sets forth certain information relating to the activity in the accretable and nonaccretable discounts, which are shown as a component of notes receivable principal on the balance sheet, in accordance with SOP 03-3 for the periods indicated:

                                                        Year Ended
                                                     December 31, 2005
                                                     -----------------
             Accretable Discount
             Balance, beginning of period ........   $           --
             New Acquisitions ....................         11,342,596
             Accretion ...........................         (1,587,094)
             Transfers from nonaccretable ........          1,912,245
             Net reductions relating to loans sold           (163,857)
             Net reductions relating to loans
             repurchased .........................            (54,782)
             Other ...............................            (88,491)
                                                     ----------------
             Balance, end of period ..............   $     11,360,617
                                                     ================

                                        Year Ended
                                       December 31,
                                           2005
             Nonaccretable Discount
             Balance, beginning of period ........   $           --
             New Acquisitions ....................         26,671,609
             Transfers to accretable .............         (1,912,245)
             Net reductions relating to loans sold            (71,047)
             Net reductions relating to loans
             repurchased .........................            (47,133)
             Other, loans transferred to OREO ....           (660,171)
                                                     ----------------
             Balance, end of period ..............   $     23,981,013
                                                     ================


      The Company purchased $436,347,807 of loans subject to SOP 03-3 during 2005. The outstanding balance of notes receivable subject to SOP 03-3 at December 31, 2005 was $386,809,153.

5.    BUILDING, FURNITURE AND EQUIPMENT

      At December 31, 2005 and 2004, building, furniture and equipment consisted of the following:

                                                 2005          2004
                                            ------------  ------------
             Building and improvements....  $  2,827,258  $  1,234,202
             Furniture and equipment......     4,482,924     2,259,644
                                            ------------  ------------
                                               7,310,182     3,493,846

             Less accumulated depreciation    (3,280,701)   (2,203,404)
                                            ------------  ------------
                                            $  4,029,481  $  1,290,442
                                            ============  ============

6.    NOTES PAYABLE

      Notes payable consists primarily of loans ("Subsidiary Loans") made to the Company by Sky Bank, an Ohio banking corporation (the "Bank" or "Senior Debt Lender") and its participant banks to acquire portfolios of notes receivable ("Pledged Collateral") and term loans made by the Senior Debt Lender to Tribeca Lending Corporation ("Tribeca") to principally finance originated loans held for investment (collectively with Subsidiary Loans, "Notes Payable").

Master Credit Facility

      On October 13, 2004, the Company, and its finance subsidiaries, excluding Tribeca, entered into a Master Credit and Security Agreement with Sky Bank, which we refer to as our lender. Under this master credit facility, we request loans to finance the purchase of residential mortgage loans or refinance existing outstanding loans. The facility does not include a commitment to additional lendings, which are therefore subject to our lender's discretion as well as any regulatory limitations to which our lender is subject. The facility terminates on October 13, 2006. As of December 31, 2005 and 2004, the amounts outstanding under the master credit facility were $884.4 million and $724.9 million, respectively.

      Interest on the loans is payable monthly at a floating rate equal to the highest Federal Home Loan Bank of Cincinnati 30-day advance rate as published daily by Bloomberg under the symbol FHL5LBRI, or "the 30-day advance rate," plus the applicable margin as follows:

                                                               For Loans Funded
                                                 Prior to July 1, 2005      On or After July 1, 2005
                                                ------------------------    ------------------------
If the 30-day advance rate is                   the applicable margin is    the applicable margin is
Less than 2.26%...........................      350 basis points            300 basis points
2.26 to 4.50%.............................      325 basis points            275 basis points
Greater than 4.50%........................      300 basis points            250 basis points


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

      Our obligations under the master credit facility are secured by a first priority lien on notes receivable acquired by us that are financed by proceeds of loans made to us under the facility. In addition, pursuant to a lockbox arrangement, our lender is entitled to receive all sums payable to us in respect of any of the collateral.

Term Loans

      As of December 31, 2005 and 2004, Tribeca, through its subsidiaries, had borrowed an aggregate of $322.3 million and $82.5 million, respectively, in term loans used to refinance outstanding advances under the warehouse facility. Each of the term loans is made pursuant and subject to a term loan and security agreement, or term loan agreement, between Tribeca and our lender. Interest on the loans is payable monthly at a floating rate equal to the highest Federal Home Loan Bank of Cincinnati 30-day advance rate published by Bloomberg under the symbol FHL5LBRI, plus the applicable margin. The interest rate on Tribeca's term loans is based on the same rate and margin matrix as loans made under the Master Credit Facility. In addition, upon the closing of each term loan, the applicable subsidiary-borrower pays an origination fee of approximately 0.50% of the amount of the loan, and pays certain other fees at the termination of the applicable term loan. The origination fee was 1% of the amount of the loan for loans funded prior to July 1, 2005. The unpaid balance of each term loan is amortized over a period of 20 years, but matures three years after the loan was made. Each term loan is subject to mandatory payment under certain circumstances. Each subsidiary-borrower is required to make monthly payments of the principal of its outstanding loan. Each term loan is secured by a lien on certain promissory notes and hypothecation agreements, as well as all monies, securities and other property held by, received by or in transit to our lender. The term loan agreements contain affirmative and negative covenants and events of default customary for financings of this type. At December 31, 2005, Tribeca was in compliance with the covenants of its term loan agreements.

      As part of the master credit facility and term loans, the Company is required to pay the Senior Debt Lender a fee on each Subsidiary Loan contingent on the successful payoff of the Subsidiary Loan ("Success Fee"). After payoff, the Success Fee is based generally on the lesser of (i) up to 0.50%, or 50 basis points, of the Subsidiary Loan's original principal balance (most of the success fees are 0.50%) or (ii) 50% of the remaining cash flows from the Subsidiary Loan's Pledged Collateral. On December 30, 2004, the Company executed an amendment to the Credit Agreement ("Amendment"). As part of the Amendment, the Company agreed that, in addition to any Success Fees previously paid the Senior Debt Lender, and based on an analysis of the likelihood and timing of the payment of the Success Fees due, an aggregate Success Fee of $2,952,830 would be payable in accordance with the terms of the Credit Agreement for certain Subsidiary Loans entered into with the Senior Debt Lender, prior to December 31, 2003. The Amendment also provides for a separate fee of approximately $198,000 from certain Tribeca originated loans which is to be paid over a 23-month period that began in January 2005 and additionally states that no Success Fees would be due on certain other Subsidiary Loans representing approximately $2.2 million of potential Success Fees. At December 31, 2005 and 2004, the success fee liability was $5.7 million and $4.0 million, respectively.

      As of December 31, 2005 and 2004, the Company had Notes Payable, which includes amounts due under the master credit facility and the term loans, with an aggregate principal balance of $1,206,883,761 and $807,718,038, respectively. All Notes Payable are secured by an interest in the notes receivable, payments to be received under the notes receivable and the underlying collateral securing the notes receivable. At December 31, 2005, approximately $10,985,542 of the Notes Payable accrues interest at a rate of prime plus a margin of 0% to 1.75%, $451,723,729 accrues interest at the FHLB 30-day LIBOR advance rate plus 2.5%, $18,541,308 accrues interest at the FHLB 30-day LIBOR advance rate plus 2.75%, $467,896,823 accrues interest at the FHLB 30-day LIBOR advance rate plus 3.0%, $256,229,988 accrues interest at the FHLB 30-day LIBOR advance rate plus 3.25%, $409,967 accrues interest at the FHLB 30-day LIBOR advance rate plus 3.375% and $907,581 accrues interest at the FHLB 30-day LIBOR advance rate plus 3.875%. The remaining $188,823 accrues interest at 8.93%.

      At December 31, 2005 and 2004, the weighted average interest rate on the Notes Payable was 7.28% and 5.73%, respectively. The above loans also require additional monthly principal reductions based on cash collections received by the Company.

      Aggregate contractual maturities of all notes payable at December 31, 2005 are as follows:

                  2006....................   $  105,166,968
                  2007....................      424,262,568
                  2008....................      560,423,570
                  2009....................      115,507,114
                  2010....................           83,667
                  Thereafter..............        1,439,874
                                             --------------
                                             $1,206,883,761
                                             ==============

      In the first quarter of 2006, Tribeca and certain of its subsidiaries entered into master credit and security agreements with each of Sky Bank and BOS
(USA) Inc., an affiliate of Bank of Scotland. Proceeds from the BOS facility were used to refinance and consolidate certain of Tribeca's and its subsidiaries' term loans. For descriptions of the master credit and security agreements, see Note 16 ("Subsequent Events.")

7.    FINANCING AGREEMENTS

      The Company and Tribeca have the following financing agreements:

      Our Tribeca subsidiary entered into a warehousing credit and security agreement with Sky Bank on October 18, 2005, which replaced the facility as amended on April 7, 2004. The agreement provides for a commitment of $60 million that expires on April 30, 2006. This warehouse financing agreement provides Tribeca with the ability to borrow a maximum of $60 million at a rate equal to Sky Bank's prime rate less 50 basis points, or a floor of 5%, if prime is lower than 5%. This credit facility is to be utilized for the purpose of originating mortgage loans. As of December 31, 2005 and 2004, $56.3 million and $39.0 million, respectively, were outstanding under the warehouse financing agreement. The prime rate at December 31, 2005 and December 31, 2004 was 7.25% and 5.25%, respectively.

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

      The Company and Sky Bank have entered into a credit facility, which provides the Company with the ability to borrow a maximum of $2,500,000 at a rate equal to the Bank's prime rate plus 2% per annum. The credit facility may be utilized to pay real estate taxes or to purchase the underlying collateral of certain nonperforming real estate secured loans. Principal repayment of each respective advance is due six months from the date of such advance and interest is payable monthly. As of December 31, 2005 and 2004, $948,104 and $419,663, respectively, were outstanding on this credit facility. The credit facility is secured by a first priority security interest in the respective notes receivable, any purchased real estate, payments received under the notes receivable, and collateral securing the notes of certain loan portfolios.

      The Company has entered into a line of credit with another bank, which provides the Company with an unsecured line of credit to borrow a maximum of $150,000 at a rate equal to such bank's prime rate plus 1% per annum. As of December 31, 2005, and 2004, $74,736 and $86,736, respectively, are outstanding on this line of credit. The prime rate at December 31, 2005 and December 31, 2004 was 7.25% and 5.25%, respectively.

8.    INCOME TAXES

      The components of the income tax provision for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                     2005         2004        2003
                                  ----------   ----------  ----------
Current provision:
  Federal...................      $4,473,969   $4,402,022  $4,504,771
  State and local...........       1,266,561    1,227,285   1,406,486
                                  ----------   ----------  ----------
                                   5,740,530    5,629,307   5,911,257
                                  ----------   ----------  ----------

Deferred provision:
  Federal...................         633,188      999,812    (500,125)
  State and local...........         199,003      314,226    (157,182)
                                  ----------   ----------  ----------
                                     832,191    1,314,038    (657,307)
                                  ----------   ----------  ----------
Provision...................      $6,572,721   $6,943,345  $5,253,950
                                  ==========   ==========  ==========

            A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate to income before income tax expense) to the provision for income taxes in the accompanying consolidated statements of income for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                       2005         2004         2003
                                    ----------   ----------   ----------
Tax determined by applying
    U.S. statutory rate to income   $5,054,517   $5,358,484   $3,997,646
Increase in taxes resulting from:
  State and local taxes,
      net of Federal benefit ....    1,465,544    1,541,511    1,249,304
  Meals and entertainment .......       52,640       43,350        7,000
                                    ----------   ----------   ----------
                                    $6,572,701   $6,943,345   $5,253,950
                                    ==========   ==========   ==========


            The tax effects of temporary differences that give rise to significant components of deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

                                          2005          2004
                                      -----------   -----------
Deferred liabilities:
  Purchase discount ...............   $ 2,635,956   $ 1,690,175
  Deferred costs ..................     2,879,582     1,433,690
  Restricted stock ................       118,280       495,000
                                      -----------   -----------
         Deferred tax liabilities .   $ 5,633,818   $ 3,618,865
                                      ===========   ===========

Deferred tax assets:
  Inventory, repossessed collateral   $   427,664   $   583,644
  Accrued expenses ................       516,775          --
  Acquisition costs ...............     2,774,275     2,257,681
  Success fee .....................     1,127,634       822,260
                                      -----------   -----------
         Deferred tax assets ......   $ 4,846,348   $ 3,663,585
                                      ===========   ===========

         Net deferred tax liability   $   787,470   $   (44,720)
                                      ===========   ===========

      The Company has not recorded a valuation allowance, as the Company has determined that it is more likely than not that all of the deferred tax assets will be realized.

9.    STOCK OPTION PLAN

      During 1996, the Company adopted an incentive stock option plan for certain officers and directors. Under the terms of the Plan, as amended, options to purchase an aggregate of up to 1,600,000 shares of the Company's common stock may be granted. Generally, each option has an exercise price at least equal to the market price of the common stock at the time the option is granted. Options become exercisable at various times after the date granted and unless otherwise provided in the applicable option agreements, expire ten years after the date granted.

      On December 29, 2004, the Company granted 26,500 options to certain members of the Board of Directors that represented vested options earned by the directors in prior years. Compensation cost of $220,510 was recognized related to the issuance of these options. No compensation costs was recognized for the remaining options issued in 2005, 2004 and 2003, as the strike price of the options equaled the value of the stock on the grant date. The majority of these options have a ten-year life and vest over a period between two and three years.

      Transactions in stock options for the years ended December 31, 2005, 2004 and 2003 under the plan are summarized as follows:

                               2005                  2004                   2003
                       -------------------   --------------------   -------------------
                                  Weighted               Weighted              Weighted
                                  Average                Average               Average
                        Shares    Exercise     Shares    Exercise    Shares    Exercise
                       --------   --------    ---------  --------    -------   --------
Outstanding options,
beginning............   811,000   $   1.04   1,017,500   $   0.95    978,500   $   0.90

Options granted......   106,500   $  13.57      41,500   $   0.75     39,000   $   2.25
Options cancelled....   (29,000)  $   5.34    (223,000)  $   0.75          -   $      -
Options exercised....  (221,000)  $   1.02     (25,000)  $   0.75          -   $      -

Outstanding options,
end..................   667,500   $   2.88     811,000   $   1.04   1,017,500  $   0.95


      The Company has the following options outstanding at December 31, 2005:

Range of exercise price       Number      Number
    of options:            Outstanding  Exercisable
-----------------------    -----------  -----------
         $0.75                 412,500      412,500
         $0.85                  15,000       15,000
         $1.04                   6,000        6,000
         $1.15                   5,000        5,000
         $1.56                  92,500       92,500
         $2.25                  19,000       19,000
         $3.55                  15,000       15,000
         $5.50                   5,000        5,000
        $12.85                  21,000       21,000
        $13.75                  76,500          --
                           -----------  -----------
     TOTAL OPTIONS             667,500      591,000
                           ===========  ===========

Weighted average
  exercise price.......    $      2.88  $      1.48
                           ===========  ===========

      The Company has the following warrants outstanding at December 31, 2005:

                 Range of exercise price              Number
                    of warrants:                   Outstanding
                 -----------------------           -----------
                       $5.00                            10,000
                       $1.56                            87,000
                                                   -----------
                   TOTAL WARRANTS                       97,000
                                                   ===========

                                                    Weighted            Weighted            Weighted
                                                    Average             Average             Average
Restricted Stock                            Shares  Exercise   Shares   Exercise   Shares   Exercise
-----------------------------------------   ------  --------   -------  --------   ------   --------
Outstanding unvested grants, beginning...   90,000  $  11.00      --    $    --      --     $   --

Granted..................................   31,000  $  12.92   100,000  $  11.00     --     $   --
Vested...................................   54,000  $  11.14    10,000  $  11.00     --     $   --
Canceled.................................   40,000  $  11.00      --    $    --      --     $   --
                                            ------  --------   -------  --------   ------   --------

Outstanding unvested grants, end.........   27,000  $  12.92    90,000  $  11.00     --     $   --
                                            ======  ========   =======  ========   ======   ========

10.   SEGMENTS

      The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires performing, nonperforming, nonconforming and sub-performing notes receivable and promissory notes from financial institutions, mortgage and finance companies, and services and collects such notes receivable through enforcement of original note terms, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage-banking segment originates or purchases for sale and investment purposes residential mortgage loans to individuals whose credit histories, income and other factors cause them to be classified as subprime borrowers.

      The Company's management evaluates the performance of each segment based on profit or loss from operations before unusual and extraordinary items and income taxes. The years 2004 and 2003 have been restated. (See Note 2).

PORTFOLIO ASSET ACQUISITION
  AND RESOLUTION                             2005         2004         2003
------------------------------------   ------------ ------------ ------------
REVENUES:
Interest income.....................   $ 74,715,325 $ 52,889,964 $ 39,472,458
Purchase discount earned............     10,754,979    8,637,055    4,912,686
Gain on sale of notes receivable....      1,310,887    1,701,113    1,118,239
Gain on sale of other real estate
owned...............................      1,724,170      448,805      995,899
Other...............................      5,528,263    4,555,299    3,680,420
                                       ------------ ------------ ------------
  Total revenues....................     94,033,624   68,232,236   50,179,702
                                       ------------ ------------ ------------

OPERATING EXPENSES:
Interest expense....................     51,602,872   29,901,749   20,005,884
Collection, general and administrative   25,824,139   20,111,439   14,779,193
Provision for loan losses...........      3,740,738    3,369,803    3,100,524
Amortization of deferred financing
costs...............................      2,982,031    2,426,825    1,851,339
Depreciation........................        856,234      380,548      428,906
                                       ------------ ------------ ------------
  Total operating expenses..........     85,006,014   56,190,364   40,165,846
                                       ------------ ------------ ------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES..................   $  9,027,610 $ 12,041,872 $ 10,013,856
                                       ============ ============ ============

MORTGAGE BANKING                              2005          2004         2003
--------------------------------------   -------------- ------------ ------------
REVENUES:
Interest income.......................   $   24,331,218 $  6,591,458 $  3,227,252
Purchase discount earned..............          459,742      597,841      241,915
Gain on sale of loans held for sale...        1,276,566    1,444,037    1,331,322
Gain on sale of other real estate owned          34,181       93,397       31,231
Other.................................        1,263,883      232,089      649,843
                                         -------------- ------------ ------------
  Total revenues......................       27,365,590    8,958,822    5,481,563
                                         -------------- ------------ ------------

OPERATING EXPENSES:
Interest expense......................       16,727,093    3,265,066    1,595,767
Collection, general and administrative        2,875,994    1,641,152    2,210,253
Provision for loan loss...............        1,004,388      335,530       63,579
Amortization of deferred financing costs      1,123,187      334,651      127,869
Depreciation..........................          221,062      114,342       76,106
                                         -------------- ------------ ------------
  Total operating expenses............       21,951,724    5,690,741    4,073,574
                                         -------------- ------------ ------------

INCOME BEFORE PROVISION FOR INCOME TAXES $    5,413,866 $  3,268,081 $  1,407,989
                                         ============== ============ ============

OTHER SELECTED SEGMENT RESULTS
CONSOLIDATED ASSETS:
Portfolio asset acquisition and
resolution............................   $  924,564,871 $746,358,189 $425,812,313
Mortgage banking......................      403,675,718  137,234,053   48,247,675
                                         -------------- ------------ ------------
Consolidated assets...................   $1,328,240,589 $883,592,242 $474,059,988
                                         ============== ============ ============

TOTAL ADDITIONS TO BUILDING, FURNITURE
  AND FIXTURES:
Portfolio asset acquisition and
resolution............................   $    3,291,282 $    372,011 $    503,221
Mortgage banking......................          525,053      155,574      147,637
                                         -------------- ------------ ------------
Consolidated additions to building,
furniture and fixtures................   $    3,816,335 $    527,585 $    650,858
                                         ============== ============ ============

CONSOLIDATED REVENUE:
Portfolio asset acquisition and
resolution............................   $   94,033,624 $ 68,232,236 $ 50,179,702
Mortgage banking......................       27,365,590    8,958,822    5,481,563
                                         -------------- ------------ ------------
Consolidated revenue..................   $  121,399,214 $ 77,191,058 $ 55,661,265
                                         ============== ============ ============

CONSOLIDATED NET INCOME:
Portfolio asset acquisition and
resolution............................   $    4,889,417 $  6,601,844 $  4,878,750
Mortgage banking......................        2,979,358    1,764,764      760,325
                                         -------------- ------------ ------------
Consolidated net income...............   $    7,868,775 $  8,366,608 $  5,639,075
                                         ============== ============ ============

11.   CERTAIN CONCENTRATIONS

      The following table summarizes percentages of total principal balances by the geographic location of properties securing the loans in our portfolio consisting of notes receivable, loans held for investment and loans held for sale at December 31, 2005 and December 31, 2004:

                                               December 31,
                                        -------------------------
       Location                           2005             2004
       --------                         ---------        --------
       New York..................        11.07%            7.46%
       New Jersey................         9.98%            5.16%
       Florida...................         6.37%            7.39%
       California................         5.97%            7.41%
       Ohio......................         5.84%            9.08%
       Pennsylvania..............         4.83%            4.36%
       Texas.....................         4.24%            4.14%
       Georgia...................         3.12%            5.22%
       Michigan..................         2.87%            4.37%
       Illinois..................         2.63%            3.72%
       All Others................        43.08%           41.69%
                                        100.00%          100.00%

      Such real estate mortgage loans held are collateralized by real estate with a concentration in these states. Accordingly, the collateral value of a substantial portion of the Company's real estate mortgage loans held and real estate acquired through foreclosure is susceptible to changes in market conditions in these states. In the event of sustained adverse economic conditions, it is possible that the Company could experience a negative impact in its ability to collect on existing real estate mortgage loans held, or liquidate foreclosed assets in these states, which could impact the Company's related loan loss estimates.

      Financing - Substantially all of the Company's existing debt and available credit facilities are with one financial institution. The Company's purchases of new portfolios and financing of its mortgage banking operations are contingent upon the continued availability of these credit facilities.

12.   COMMITMENTS AND CONTINGENCIES

      Operating Leases - During 2005, the Company entered into two operating lease agreements for corporate office space, which contain provisions for future rent increases, rent-free periods, or periods in which rent payments are reduced (abated). The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to "Accrued expenses," which is included in "Accounts payable and accrued expenses" on the balance sheets. Rent expenses for 2005, 2004 and 2003 were $1,696,089 (inclusive of $718,041 of lease termination costs), $564,082 and $484,068, respectively.

      The combined future minimum lease payments as of December 31, 2005 are as follows:

                 Year Ended                     Amount
                 ----------                 -------------
                 2006....................   $     986,208
                 2007....................       1,020,075
                 2008....................       1,053,941
                 2009....................       1,087,807
                 2010....................       1,121,673
                 Thereafter..............       4,133,076
                                            -------------
                                            $   9,402,780
                                            =============

      Substantially all of the Company's office equipment is leased under multiple operating leases. The combined future minimum lease payments as of December 31, 2005 are as follows:

                 Year Ended                    Amount
                 ----------                 -------------
                 2006....................   $     140,750
                 2007....................          94,002
                 2008....................          83,964
                 2009....................          53,465
                                            -------------
                                            $     372,181
                                            =============


      Capital Leases - The Company entered into a lease for office furniture for its new corporate office in Jersey City under an agreement that is classified as a capital lease. The cost of the furniture under this capital leases is included on the balance sheets as "Building, furniture and equipment" and was $916,890 at December 31, 2005. Accumulated amortization of the leased furniture at December 31, 2005 was $76,408. Amortization of assets under capital leases is included in depreciation expense.

      The combined future minimum lease payments required under the capital lease as of December 31, 2005 are as follows:

                 Year Ended                    Amount
                 ----------                 -------------
                 2006....................   $     220,579
                 2007....................         220,579
                 2008....................         220,579
                 2009....................         220,579
                 2010....................         128,671
                                            -------------
                                                1,010,987

                 Less amounts representing
                 interest................        (161,901)
                                            -------------
                                            $     849,086
                                            =============

      Legal Actions - The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's financial statements.

      As of December 31, 2005 and December 31, 2004, the unpaid principal balance of mortgage loans being serviced by the Company for others was $1,338,596 and $2,040,525, respectively. Mortgage loans serviced for others are not included on the Company's consolidated balance sheets.

13.   RELATED PARTY TRANSACTIONS

      The Company subleased approximately 2,500 square feet of office space on the 5th floor at Six Harrison Street in New York, New York, from RMTS Associates, LLC, of which Thomas J. Axon, the Company's Chairman, President and CEO, owns 80%. Pursuant to the lease, the Company paid RMTS rent of approximately $48,200 in 2005, $51,500 in 2004, and $50,500 in 2003. This lease was terminated on August 31, 2005.

      On May 12, 2005, the Company entered into a Termination Agreement (the "Six Harrison Termination Agreement") by and among RMTS, LLC, a New York limited liability company of which Mr. Axon owns 80% (the "Sublessor"), James Thomas Realty, a New York limited liability corporation (the "Landlord") of which Mr. Axon owns 90% and Frank B. Evans, Jr., a member of the Company's Board of Directors, owns 10%, and the Company. Under the Six Harrison Termination Agreement, the Landlord and the Sublessor agreed, in connection with the Company's planned relocation of operations to Jersey City, New Jersey, to the early termination of the Company's sublease for approximately 2,500 square feet of office space at Six Harrison Street in New York, New York, which was due to expire in August 2009, in consideration of the Company's payment of $125,000 to the Landlord.

      The Company leased approximately a total of 7,400 square feet of office space at 185 Franklin Street in New York, New York from 185 Franklin Street Development Associates, a limited partnership, of which 185 Franklin Street Development Corp., which is wholly-owned by Mr. Axon, is the general partner. Pursuant to the sublease, the Company paid 185 Franklin Street Development Associates rent of $19,500 per month in 2005, 2004 and 2003. These leases were also terminated on August 31, 2005.

      On May 12, 2005, the Company entered into a Termination Agreement (the "185 Franklin Termination Agreement") with 185 Franklin Street Development Associates L.P., a New York limited partnership (the "185 Franklin Lessor"), the general partner of which is owned by an entity that is owned by Mr. Axon. Pursuant to the termination agreement, the 185 Franklin Lessor agreed, in connection with the Company's planned relocation of operations to Jersey City, New Jersey, to the early termination of the Company's leases for approximately 7,400 square feet of office space at 185 Franklin Street in New York, New York, which were due to expire on dates ranging from February 2008 through October 2008, in consideration of the Company's payment of $462,859 to the 185 Franklin Lessor.

      At December 31, 2005 and 2004, respectively, the Company had an outstanding receivable from an affiliate, RMTS Associates of $245,915 and $53,776. This receivable represents various shared operating expenses that are paid by the Company and then reimbursed by RMTS.

      On February 13, 2006, Tribeca entered into a lease agreement with 18 Harrison Development Associates, an entity controlled by Thomas J. Axon, to lease approximately 950 square feet on the 5th floor at 18 Harrison Street, New York, New York for use as additional office space. The term of the lease is through February 12, 2007, at approximately $4,880 per month, with an option to extend the lease for an additional period of one year at a rate of approximately $5,124 per month.

14.   QUARTERLY FINANCIAL INFORMATION (Unaudited)

      The following tables set forth the effects of the restatements discussed in Note 2 for the quarters in 2005 and 2004.

Consolidated Statements of Income


                                                                     2005 Quarters
                                           -------------------------------------------------------------------
                                             Fourth                Third                       Second
                                           -----------  --------------------------  --------------------------
                                                        As Previously               As Previously
                                                          Reported      Restated       Reported     Restated
                                                        -------------  -----------  ------------   -----------
Revenues:
Interest income ........................   $27,627,833   $24,563,184   $24,563,184   $23,978,328   $23,978,328
Purchase discount earned ...............     2,948,606     3,146,839     3,146,839     2,867,795     2,867,795
Gain on sale of notes receivable .......          --         644,985       644,985       665,902       665,902
Gain on sale of originated loans
    held for sale ......................       140,427       542,588       229,906     1,026,389       578,306
Gain on sale of other real estate owned        566,660       535,308       535,308       400,402       400,402
Prepayment penalties and other income ..     1,994,340     2,245,954     1,753,121     2,202,930     1,655,273
                                           -----------  -------------  -----------  ------------   -----------
    Total revenues .....................    33,277,866    31,678,858    30,873,343    31,141,746    30,146,006
                                           -----------  -------------  -----------  ------------   -----------

Operating Expenses:
Interest expense .......................    20,552,831    18,018,930    18,283,805    16,281,776    16,313,059
Collection, general and administrative .     7,237,316     7,600,208     6,874,657     8,679,188     7,909,409
Provision for loan losses ..............     1,414,039     1,080,155     1,080,155     1,052,714     1,052,714
Amortization of deferred financing costs     1,166,408     1,233,089     1,233,089     1,012,734     1,012,734
Depreciation ...........................       297,299       365,170       365,170       209,353       209,353
    Total expenses .....................    30,667,893    28,297,552    27,836,876    27,235,765    26,497,269

Income before provision for income taxes     2,609,973     3,381,306     3,036,467     3,905,981     3,648,737
Provision for income taxes .............     1,141,583     1,538,506     1,381,029     1,797,314     1,678,919
                                           -----------  -------------  -----------  ------------   -----------
Net income .............................   $ 1,468,390   $ 1,842,800   $ 1,655,438   $ 2,108,667   $ 1,969,818
                                           ===========  =============  ===========  ============   ===========

Net income per common share:
Basic ..................................   $      0.20   $      0.26   $      0.23   $      0.35   $      0.33
                                           -----------  -------------  -----------  ------------   -----------
Diluted ................................   $      0.18   $      0.24   $      0.22   $      0.30   $      0.29
                                           -----------  -------------  -----------  ------------   -----------


                                             --------------------------
                                                       First
                                             --------------------------
                                             As Previously
                                               Reported      Restated
                                             -------------   ----------
Revenues:
Interest income ........................      $22,877,198   $22,877,198
Purchase discount earned ...............        2,251,481     2,251,481
Gain on sale of notes receivable .......             --            --
Gain on sale of originated loans
    held for sale ......................          663,704       327,927
Gain on sale of other real estate owned           255,981       255,981
Prepayment penalties and other income ..        1,842,916     1,389,412
                                             ------------    ----------
    Total revenues .....................       27,891,280    27,101,999
                                             ------------    ----------

Operating Expenses:
Interest expense .......................       13,018,345    13,180,270
Collection, general and administrative .        7,089,544     6,678,751
Provision for loan losses ..............        1,198,218     1,198,218
Amortization of deferred financing costs          692,987       692,987
Depreciation ...........................          205,474       205,474
    Total expenses .....................       22,204,568    21,955,700

Income before provision for income taxes        5,686,712     5,146,299
Provision for income taxes .............        2,615,888     2,371,170
                                             ------------    ----------
Net income .............................      $ 3,070,824   $ 2,775,129
                                             ============   ===========

Net income per common share:
Basic ..................................      $      0.51   $      0.46
                                             ------------    ----------
Diluted ................................      $      0.45   $      0.42
                                             ------------    ----------

                                                                             2004 Quarters
                                            -------------------------------------------------------------------------------------
                                                      Fourth                       Third                        Second
                                            --------------------------  ---------------------------   --------------------------
                                                 As                          As                            As
                                             Previously                  Previously                    Previously
                                              Reported      Restated      Reported       Restated       Reported      Restated
                                            ------------  ------------  ------------   ------------   ------------  ------------
Revenues:
Interest income ..........................  $ 20,862,689  $ 20,862,689  $ 16,628,125   $ 16,628,125   $ 11,354,267  $ 11,354,267
Purchase discount earned .................     3,195,894     3,195,894     2,969,825      2,969,825      1,727,781     1,727,781
Gain on sale of notes receivable .........       626,372       626,372       229,840        229,840             --            --
Gain on sale of originated loans
   held for sale .........................       517,814       191,483     1,026,372        360,730      1,252,474       469,950
Gain (loss) on sale of other real estate
   owned .................................       314,651       314,651      (145,846)      (145,846)       142,151       142,151
Prepayment penalties and other income ....     2,155,210     1,791,461     1,257,141        996,975      1,310,493     1,060,049
   Total revenues ........................    27,672,630    26,982,550    21,965,457     21,039,649     15,787,166    14,754,198

Operating Expenses:
Interest expense .........................    12,061,839    12,126,971     9,939,303      9,902,796      5,481,129     5,675,790
Collection, general and administrative ...     7,153,905     7,558,586     5,974,354      5,406,744      5,747,221     4,854,587
Provision for loan losses ................     1,268,570     1,268,570       728,504        728,504        812,383       812,383
Amortization of deferred financing costs .     1,023,434     1,023,434       584,916        584,916        560,226       560,226
Depreciation .............................       126,676       126,676       118,590        118,590        136,242       136,242
   Total expenses ........................    21,634,424    22,104,237    17,345,667     16,741,550     12,737,201    12,039,228

Income before provision for income taxes .     6,038,206     4,878,313     4,619,790      4,298,099      3,049,965     2,714,970
Provision for income taxes ...............     2,723,996     2,199,863     2,102,004      1,955,504      1,409,000     1,249,727
Net income ...............................  $  3,314,210  $  2,678,450  $  2,517,786   $  2,342,595   $  1,640,965  $  1,465,243

Net income per common share:
Basic ....................................  $       0.53  $       0.45  $       0.43   $       0.40   $       0.28  $       0.25
Diluted ..................................  $       0.48  $       0.40  $       0.37   $       0.35   $       0.25  $       0.22


                                            --------------------------
                                                       First
                                            --------------------------
                                                 As
                                             Previously
                                              Reported      Restated
                                            ------------  ------------
Revenues:
Interest income ..........................  $ 10,636,341  $ 10,636,341
Purchase discount earned .................     1,341,397     1,341,396
Gain on sale of notes receivable .........       844,902       844,901
Gain on sale of originated loans
   held for sale .........................       892,955       421,874
Gain (loss) on sale of other real estate
   owned .................................       231,246       231,246
Prepayment penalties and other income ....     1,112,924       938,903
   Total revenues ........................    15,059,765    14,414,661

Operating Expenses:
Interest expense .........................     5,313,075     5,461,258
Collection, general and administrative ...     4,446,182     3,932,674
Provision for loan losses ................       895,876       895,876
Amortization of deferred financing costs .       592,901       592,900
Depreciation .............................       113,382       113,382
   Total expenses ........................    11,361,416    10,996,090

Income before provision for income taxes .     3,698,349     3,418,571
Provision for income taxes ...............     1,665,000     1,538,251
Net income ...............................  $  2,033,349  $  1,880,320

Net income per common share:
Basic ....................................  $       0.34  $       0.32
Diluted ..................................  $       0.30  $       0.28

15.   SUBSEQUENT EVENTS

      On February 28, 2006, Tribeca and certain of its subsidiaries entered into a Master Credit and Security Agreement (the "Credit Agreement") with the Lender, pursuant to which certain Tribeca subsidiaries may borrow funds to finance their acquisition of loans Tribeca previously financed under its warehouse line of credit with the Lender and consolidate and refinance prior term loans made by the Lender to such subsidiaries. The facility does not include a commitment for a specified number of lendings, which are therefore subject to the Lender's discretion, as well as any regulatory limitations to which the Lender is subject. The facility terminates on February 28, 2008. Interest and payment terms on the loans under the facility are substantially the same as those under the Master Credit Facility (See Note 6.)

                                                For Loans Funded
                               ---------------------------------------------------
                                Prior to July 1, 2005     On or After July 1, 2005
                               ------------------------   ------------------------
If the 30-day advance rate is  the applicable margin is   the applicable margin is
Less than 2.26%..............  350 basis points           300 basis points
2.26 to 4.50%................  325 basis points           275 basis points
Greater than 4.50%...........  300 basis points           250 basis points

      In addition, upon each closing of a subsidiary loan, Sky is entitled to receive an origination fee equal to 0.50% of the amount of such loan. Upon repayment of subsidiary loans, Sky is generally entitled to receive a fee equal to the lesser of (a) 50% of the remaining payments which are subsequently paid under the remaining pledged mortgage loans related to a satisfied subsidiary loan or (b) 0.50% of the original principal amount of the relevant subsidiary loan.

      The unpaid principal balance of each loan will be amortized over a period of 20 years, but matures three years after the date the loan was made. Tribeca's subsidiaries are required to make monthly amortization payments and payments of interest on each of their outstanding loans.

      The facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants that require Tribeca and its subsidiaries, together, to maintain a minimum net worth of at least $3,500,000 and rolling four-quarter pre-tax net income of $750,000. The facility contains events of default customary for facilities of this type.

      Tribeca's and the subsidiary borrowers' obligations under the facility are secured by a first priority lien on loans acquired by Tribeca or such subsidiary that are financed or refinanced by proceeds of loans made to Tribeca or subsidiary borrowers under the facility. The collateral securing each loan cross-collateralizes all other loans made under the facility. In addition, pursuant to a lockbox arrangement, Sky is entitled to receive substantially all sums payable to Tribeca and any subsidiary borrower in respect of any of the collateral.

      On February 28, 2006, upon execution and delivery of the Sky Loan, various outstanding term loan and security agreements between certain of Tribeca's subsidiaries and Sky with respect to approximately $379,000,000 in indebtedness terminated and the loans outstanding thereunder are now under the Sky Loan.

      On March 24, 2006, Tribeca and one of Tribeca's subsidiaries (the "Tribeca Subsidiary Borrower") entered into a $100,000,000 Master Credit and Security Agreement (the "BOS Loan") with BOS (USA) Inc., an affiliate of Bank of Scotland. Proceeds of the BOS Loan in the amount of $98,168,441 were used to consolidate and refinance prior term loans made to certain Tribeca subsidiaries. Interest on the BOS Loan is payable monthly at a floating rate equal to the FHLBC Rate plus an applicable margin as follows:

        If the 30-day advance rate is            the applicable margin is
        Less than 2.26%.....................     300 basis points
        2.26 to 4.50%.......................     275 basis points
        Greater than 4.50%..................     250 basis points

      Upon repayment of the BOS Loan, BOS is entitled to receive a fee equal to the lesser of (a) 50% of the remaining payments which are subsequently paid under the remaining pledged mortgage loans related to the BOS Loan or (b) 0.50% of the original principal amount of the BOS Loan.

      The unpaid principal balance of the BOS Loan will be amortized over a period of 20 years, but matures on March 24, 2009. The Tribeca Subsidiary Borrower is required to make monthly amortization payments and payments of interest on the BOS Loan.

      The facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants that require Tribeca and its subsidiaries, together, to maintain a minimum net worth of at least $3,500,000 and rolling four-quarter pre-tax net income of $750,000. The facility contains events of default customary for facilities of this type.

      Tribeca's and the Tribeca Subsidiary Borrower's obligations under the facility are secured by (i) a first priority lien on loans acquired by the Tribeca Subsidiary Borrower that are refinanced by the proceeds of the BOS Loan and (ii) a second priority lien on collateral securing loans made to Tribeca or its subsidiaries under the Sky Loan described above. In addition, pursuant to a lockbox arrangement, BOS is entitled to receive substantially all sums payable to Tribeca and the Tribeca Subsidiary Borrower in respect of any of the primary collateral under the facility. Tribeca's BOS Loan and the Sky Loan are cross-collateralized.