Form 10-Q
period 2006-03-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2006-05-22
CIK 831246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
For the transition period from ________ to ___________ Act of 1934

Commission file number U0-17771

FRANKLIN CREDIT MANAGEMENT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	75-2243266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Hudson Street
Jersey City, New Jersey 07302
(201) 604-1800
(Address of principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer   ☐  Accelerated filer   ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 15, 2006: 7,674,795

FRANKLIN CREDIT MANAGEMENT CORPORATION

FORM 10-Q

 FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
Cash and cash equivalents	$3,612,357	$3,886,506
Restricted cash	28,614,395	17,008,649
Short-term investments	18,028,916	16,954,019
Notes Receivable:
Principal	948,233,500	934,657,413
Purchase discount	(16,588,514)	(17,809,940)
Allowance for loan losses	(62,037,149)	(67,276,155)
Net notes receivable	869,607,837	849,571,318

Originated loans held for sale	10,021,156	12,844,882
Originated loans held for investment, net	428,229,097	372,315,935
Accrued interest receivable	13,458,894	13,341,964
Other real estate owned	20,122,886	19,936,274
Deferred financing costs, net	10,388,997	10,008,473
Other receivables	6,271,921	7,309,505
Building, furniture and equipment, net	3,867,629	4,029,481
Other assets	1,323,268	1,033,583
Total assets	$1,413,547,353	$1,328,240,589

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, net of debt discount of $3,188,889 at March 31, 2006 and $3,002,767 at December 31, 2005	$1,294,853,557	$1,203,880,994
Financing agreements	48,259,189	57,284,085
Accounts payable and accrued expenses	13,617,595	12,971,954
Success fee liability	6,194,615	5,721,918
Deferred income tax liability	1,065,223	787,470
Total liabilities	1,363,990,179	1,280,646,421

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 3,000,000; issued - none	-	-
Common stock and additional paid-in capital, $.01 par value, 22,000,000 authorized shares; issued and outstanding: 7,544,295 at March 31, 2006 and 7,539,295 at December 31, 2005	21,171,219	21,292,252
Unearned compensation	-	(297,291)
Retained earnings	28,385,955	26,599,207
Total stockholders’ equity	49,557,174	47,594,168

Total liabilities and stockholders’ equity	$1,413,547,353	$1,328,240,589

See Notes to Consolidated Financial Statements.

 FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
 THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	Three Months Ended March 31,
	2006	2005 (Restated)
Revenues:
Interest income	$33,442,311	$22,877,198
Purchase discount earned	1,978,963	2,251,481
Gain on sale of notes receivable	69,049	-
Gain on sale of originated loans held for sale	165,872	327,927
Gain on sale of other real estate owned	801,542	255,981
Prepayment penalties and other income	2,205,205	1,389,412
Total revenues	38,662,942	27,101,999

Operating Expenses:
Interest expense	24,491,567	13,180,270
Collection, general and administrative	7,947,880	6,678,751
Provision for loan losses	1,869,130	1,198,218
Amortization of deferred financing costs	908,015	692,987
Depreciation	311,705	205,474
Total expenses	35,528,297	21,955,700

Income before provision for income taxes	3,134,645	5,146,299
Provision for income taxes	1,347,897	2,371,170
Net income	$1,786,748	$2,775,129

Net income per common share:
Basic	$0.24	$0.46
Diluted	$0.22	$0.42

Weighted average number of shares outstanding:
Basic	7,516,670	5,982,295
Diluted	8,001,749	6,685,125

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

	Common Stock and Additional Paid-in Capital
	Shares	Amount	Retained Earnings	Unearned Compensation	Total
BALANCE, JANUARY 1, 2006	7,539,295	$21,292,252	$26,599,207	$(297,291)	$47,594,168

Reclassification adjustment on adoption of FASB 123(R)		(297,291)		297,291	-
Options exercised	5,000	27,500			27,500
Stock-based compensation		148,758			148,758
Net income			1,786,748		1,786,748

BALANCE, MARCH 31, 2006	7,544,295	$21,171,219	$28,385,955	$-	$49,557,174

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	Three Months Ended March 31,
	2006	2005 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,786,748	$2,775,129
Adjustments to reconcile income to net cash provided by/(used in) operating activities:
Gain on sale of notes receivable	(69,049)	-
Gain on sale of other real estate owned	(801,542)	(255,981)
Gain on sale of originated loans held for sale	(165,872)	(327,927)
Depreciation	311,705	205,474
Amortization of deferred costs and fees on originated loans	21,660	465,507
Amortization of deferred financing costs	908,015	692,987
Amortization of debt discount and success fees	286,576	212,839
Non-cash compensation	148,758	165,000
Proceeds from the sale of and principal collections on loans held for sale	7,217,309	13,819,015
Origination of loans held for sale	(4,781,950)	(14,269,650)
Deferred tax provision	277,753	(141,934)
Purchase discount earned	(1,978,963)	(2,251,481)
Provision for loan losses	1,869,130	1,198,218
Changes in operating assets and liabilities:
Accrued interest receivable	(116,930)	(1,443,008)
Other receivables	1,037,585	(1,735,514)
Other assets	(289,685)	1,863,611
Accounts payable and accrued expenses	645,641	347,607
Net cash provided by operating activities	6,306,889	1,319,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(11,605,746)	(2,835,228)
Purchase of notes receivable	(95,907,234)	(98,522,946)
Principal collections on notes receivable	68,050,038	57,046,430
Principal collections on loans held for investment	44,443,779	12,394,909
Origination of loans held for investment	(99,642,068)	(73,654,566)
Investment in short-term securities	(1,074,897)	-
Proceeds from sale of other real estate owned	8,347,640	7,034,795
Proceeds from sale of notes receivable	84,553	-
Purchase of building, furniture and equipment	(149,852)	(251,856)
Net cash used in investing activities	(87,453,787)	(98,788,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	204,983,359	183,247,345
Principal payments of notes payable	(113,824,675)	(74,778,957)
Proceeds from financing agreements	105,217,323	87,195,847
Principal payments of financing agreements	(114,242,219)	(95,217,251)
Payment of deferred financing costs	(1,288,539)	(1,007,503)
Exercise of options	27,500	23,000
Net cash provided by financing activities	80,872,749	99,462,481

NET CHANGE IN CASH AND CASH EQUIVALENTS	(274,149)	1,993,911
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,886,506	5,127,732
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,612,357	$7,121,643

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest	$20,883,979	$12,654,694
Cash payments for taxes	$1,388,218	$228,872

NON-CASH INVESTING AND FINANCING ACTIVITY:
Transfer of loans from held for sale to loans held for investment	$443,623	$-
Transfer from notes receivable and loans held for investment to OREO	$12,235,621	$12,066,716

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     BUSINESS

As used herein references to the “Company,” “FCMC,” “we,” “our” and “us” refer to Franklin Credit Management Corporation, collectively with its subsidiaries.

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

From inception through March 31, 2006, we had purchased and originated in excess of $3.1 billion in mortgage loans. As of March 31, 2006, we had total assets of $1.4 billion and our portfolios of notes receivable and loans held for investment, net, totaled $1.3 billion.

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

•
performing loans - loans to borrowers who are contractually current, but may have been delinquent in the past and which may have deficiencies relating to credit history, loan-to-value ratios, income ratios or documentation;

•	reperforming loans - loans to borrowers who are not contractually current, but have recently made regular payments and where there is a good possibility the loans will be repaid in full; and
•	nonperforming loans - loans to borrowers who are delinquent, not expected to cure, and for which a primary avenue of recovery is through the sale of the property securing the loan.

We sometimes refer collectively to these types of loans as “scratch and dent” or “S&D” loans.

We have developed a specialized expertise at risk-based pricing, credit evaluation and loan servicing that allows us to effectively evaluate and manage the potentially higher risks associated with this segment of the residential mortgage industry, including the rehabilitation or resolution of reperforming and nonperforming loans.

We refer to the S&D loans we acquire as “notes receivable.” In the first quarter of 2006, we purchased notes receivable with an aggregate unpaid principal balance of $103.8 million at an aggregate purchase price equal to 92% of the face amount of the notes.

Loan Originations

We conduct our loan origination business through our wholly-owned subsidiary, Tribeca Lending Corp. (“Tribeca”), which we formed in 1997 in order to capitalize on our experience in evaluating and servicing scratch and dent residential mortgage loans. We originate primarily non-prime residential mortgage loans to individuals whose documentation, credit histories, income and other factors cause them to be classified as non-prime borrowers and to whom, as a result, conventional mortgage lenders often will not make loans. The loans we originate typically carry interest rates that are significantly higher than those of prime loans and we believe have fairly conservative loan-to-value ratios. The principal factor in our underwriting guidelines has historically been our determination of the borrower’s equity in his or her home and the related calculation of the loan-to-value ratio based on the appraised value of the property, and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan. We have recently begun in an increasing number of cases to gather and analyze additional information that allows us to assess to a reasonable degree the borrower’s ability and intent to repay the loan in connection with our credit decision. We have chosen to focus our marketing efforts on this segment of the 1-to-4 family residential real estate mortgage market in order to capitalize on our extensive experience in acquiring and servicing loans with similar performance characteristics.

During the first quarter of 2006 we originated $104.8 million in non-prime mortgage loans, 96% of which were adjustable-rate (fixed-rate for the first two years) loans. We originated approximately 31% of these mortgage loans on a retail basis and the remainder through our wholesale network of mortgage brokers. We hold the majority of mortgages we originate in our portfolio and sell the remainder for cash in the whole loan market, depending on market conditions and our own portfolio goals.

Loan Servicing

We have a loan servicing capability that is focused on collections, loss mitigation and default management. In general, we seek to ensure that the loans we acquire and originate are repaid in accordance with the original terms or according to amended repayment terms negotiated with the borrowers. Because we expect our loans will experience above average delinquencies, erratic payment patterns and defaults, our servicing operation is focused on maintaining close contact with our borrowers and as a result is more labor-intensive than traditional mortgage servicing operations. Through frequent communication we are able to encourage positive payment performance, quickly identify those borrowers who are likely to move into seriously delinquent status and promptly apply appropriate loss mitigation strategies. Our servicing staff employs a variety of collection strategies that we have developed to successfully manage serious delinquencies, bankruptcy and foreclosure. Additionally, we maintain a real estate department with extensive experience in property management and the sale of residential properties.

2.	RESTATEMENT

In connection with its Annual Report on Form 10-K for the year ended December 31, 2005, the Company restated its previously issued financial statements for the years 2004 and 2003, for the first three quarters in 2005 and the quarterly periods in 2004. These restatements and resulting revisions related principally to (i) the accounting treatment of certain fees and costs related to the successful acquisition of pools of residential mortgage loans ("deferred acquisition costs") and (ii) the accounting treatment of success fees that are both currently and potentially payable to the Company's primary lending bank following repayment of existing term debt ("success fees").

In addition, the Company restated (for the periods referred to above) previously reported “Cash and cash equivalents” to classify the restricted portion separately on the balance sheet with related adjustments to the statements of cash flows and restated the presentation of deferred origination costs for loans sold by reclassifying these costs from “Collection, general and administrative” expenses to “Gain on sale of originated loans held for sale.” The Company’s restated financial statements also include certain other adjustments.

The net after-tax effect of the restatement on the Company’s consolidated net income for the quarter ended March 31, 2005 was as follows:

	Net Income (As Previously Reported)	Deferred Acquisition Costs (SFAS No. 91)	Success Fees (SFAS No. 133)	Other	Net Income (Restated)
Q12005	$3,070,824	$(115,284)	$(118,808)	$(61,603)	$2,775,129

The significant effects of the restatement on the Company’s consolidated financial statements for the three months ended March 31, 2005 follow.

Restated Statement of Income Information for Three Months Ended March 31, 2005 (Unaudited)

	Three Months Ended March 31, 2005
	As Previously Reported	Restated
REVENUES:
Gain on sale of loans held for sale	$663,704	$327,927
Prepayment penalties and other income	1,842,916	1,389,412
Total revenues	27,891,280	27,101,999

OPERATING EXPENSES:
Interest expense	13,018,345	13,180,270
Collection, general and administrative	7,089,544	6,678,751
Total expenses	22,204,568	21,955,700

INCOME BEFORE PROVISION FOR INCOME TAXES	5,686,712	5,146,299
PROVISION FOR INCOME TAXES	2,615,888	2,371,170
NET INCOME	3,070,824	2,775,129

EARNINGS PER SHARE:
Basic	$0.51	$0.46
Diluted	$0.45	$0.42

Weighted average shares, basic	6,072,295	5,982,295
Weighted average shares, diluted	6,870,616	6,685,125

Restated Statement of Cash Flows Information for Three Months Ended March 31, 2005 (Unaudited)

	Three Months Ended March 31, 2005
	As Previously Reported	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,070,824	$2,775,129
Adjustments to reconcile income to net cash provided by/(used in) operating activities:
Gain on sale of originated loans held for sale	(663,704)	(327,927)
Amortization of deferred costs and fees on originated loans	-	465,507
Amortization of debt discount and success fees	-	212,839
Non-cash compensation		165,000
Proceeds from the sale of and principal collections on loans held for sale	14,117,584	13,819,015
Deferred tax provision	-	(141,934)
Changes in operating assets and liabilities:
Deferred income tax asset	282,571	-
Other assets	1,155,122	1,863,611
Deferred income tax liability	660,099	-
Accounts payable and accrued expenses	398,522	347,607
Net cash provided by operating activities	1,162,063	1,319,891

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(15,219)	(2,835,228)
Loan fees	(1,040,368)	-
Net cash used in investing activities	(96,818,128)	(98,788,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing costs	-	(1,007,503)
Net cash provided by financing activities	100,469,985	99,462,482

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,813,920	1,993,911
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,519,659	5,127,732
CASH AND CASH EQUIVALENTS, END OF YEAR	24,333,579	7,121,643

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments, consisting of all normal and recurring items, which are necessary for a fair presentation have been included.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates of the Company are allowance for loan losses, discounts on acquired loans and success fee liability. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility and credit exposure. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions may occur which could cause actual results to differ materially. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The operating and financial results for interim periods reported are not necessarily indicative of the results that may be expected for the full year.

Accounting for Stock-Based Compensation - The Company maintains share-based payment arrangements under which employees are awarded grants of restricted stock, incentive stock options and other forms of stock-based payment arrangements. Prior to January 1, 2006, the Company accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, compensation cost for stock options was not recognized as long as the stock options granted had an exercise price equal to the market price of the Company’s common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified-prospective transition method. Under this transition method, compensation cost recognized beginning January 1, 2006 includes compensation cost for all share-based payment arrangements requisite services rendered prior to, but not yet vested as of December 31, 2005, based on the grant date fair value and expense attribution methodology determined in accordance with the original provisions of SFAS 123. Compensation cost for all share-based payment arrangements granted subsequent to December 31, 2005, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, the effect of forfeitures on restricted stock (if any), is estimated when recognizing compensation cost. Results for prior periods have not been recast for the adoption of SFAS No. 123(R).

Our Stock Incentive Plan was accounted for under the recognition and measurement principles of APB Opinion 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards during the three months ended March 31, 2005.

Three Months Ended March 31, 2005
Net income - as reported	$2,775,129
Stock-based compensation expense, actual(1)	165,000
Stock-based compensation expense determined under fair value method, net of related tax effects(2)	(169,442)
Net income - pro forma	$2,770,687

Earnings per share:
Basic - as reported	$0.46
Basic - pro forma	$0.46
Diluted - as reported	$0.42
Diluted - pro forma	$0.41
__________________

(1)	The stock-based compensation cost, net of related tax effects, included in the determination of net income - as reported.
(2)	The stock-based compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards.

•  Stock Options - The Company awards stock options to certain officers and directors under the Franklin Credit Management Corporation 1996 Stock Incentive Plan (“the Plan”) as amended. The Compensation Committee of the Board of Directors (the “Compensation Committee”) determines which eligible employees or directors will receive awards, the types of awards to be received, and the terms and conditions thereof.

Options granted under the Plan may be designated as either incentive stock options or non-qualified stock options. The Compensation Committee determines the terms and conditions of the option, including the time or times at which an option may be exercised, the methods by which such exercise price may be paid, and the form of such payment. Options are generally granted with an exercise price equal to the market value of the Company’s stock at the date of grant. These option awards generally vest over 1 to 3 years and have a contractual term of 10 years.

The estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumption at the time of grant. The expected life (estimated period of time outstanding) is estimated using the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior. Expected volatility prior to July 1, 2005 was calculated based on historical volatility for a period equal to the stock option’s expected life, calculated on a monthly basis.

A summary of the status of the Company’s stock option awards as of March 31, 2006 and changes during the three month period then ended is presented below:

	Shares	Weighted Average Exercise	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, January 1, 2006	667,500	$2.88	5.1 years	$-

Granted	-	-	-	-
Exercised	5,000	5.50		-
Canceled	15,000	13.75
Forfeited	-	-		-

Balance, March 31, 2006	647,500	2.61	5.03 years	4,199,835

Options vested or expected to vest at March 31, 2006	639,250	2.47		4,199,835
Options exercisable at March 31, 2006	586,000	$1.44		$4,199,835

There were no stock option awards granted during the periods ended March 31, 2006 and 2005.

As of March 31, 2006, there was $357,622 of unrecognized compensation cost related to the Company’s stock option awards. The weighted average period over which this cost is expected to be recognized is one year. Cash received from the exercise of stock options for the three month period ending March 31, 2006 and 2005 was $27,500 and $23,000, respectively.

The Company’s policy is to issue newly issued shares upon the exercise of options.

•  Restricted Stock - Restricted shares of the Company’s common stock have been awarded under separate agreements dated in April 2005 to certain executives. The stock awards are subject to restrictions on transferability and other restrictions, and step vest over a three year period.

A summary of the status of the Company’s restricted stock awards as of March 31, 2006 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2006	27,000	$12.92

Granted	-	-
Vested	-	-
Forfeited	-	-

Non-vested balance, March 31, 2006	27,000	$12.92

The total fair value of the Company’s restricted stock that vested during the period ended March 31, 2006 was $55,000.

As of March 31, 2006, there was $237,939 of unrecognized compensation cost related to the Company’s restricted stock awards.

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

There is judgment involved in estimating the amount of the loan’s future cash flows. The amount and timing of actual cash flows could differ materially from management’s estimates, which could materially affect our financial condition and results of operations. Depending on the timing of an acquisition, the initial allocation of discount will be made primarily to nonaccretable discount until the Company has boarded all loans onto its servicing system; at that time, any cash flows expected to be collected over the purchase price will be transferred to accretable discount. Generally, the allocation will be finalized no later than ninety days from the date of purchase.

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

The following table sets forth certain information relating to the activity in the accretable and nonaccretable discounts, which are shown as a component of notes receivable principal on the balance sheet, in accordance with SOP 03-3 for the periods indicated:

	Three Months Ended March 31,
	2006	2005
UAccretable DiscountU
Balance, beginning of period	$11,360,617	$-
New Acquisitions	2,545,873	1,512,098
Accretion	(863,381)	(50,719)
Transfers from nonaccretable	1,371,683	-
Net reductions relating to loans sold	-	-
Net reductions relating to loans repurchased	(2,189)	-
Other	41,845	-
Balance, end of period	$14,454,448	$1,461,379

	Three Months Ended March 31,
	2006	2005
UNonaccretable DiscountU
Balance, beginning of period	$23,981,013	$-
New Acquisitions	5,374,531	11,740,245
Transfers to accretable	(1,371,683)	-
Net reductions relating to loans sold	(7,885)	-
Net reductions relating to loans repurchased	(6,873)	-
Other, loans transferred to OREO	(452,170)	-
Balance, end of period	$27,516,933	$11,518,409

The Company purchased $103,827,616 of loans subject to SOP 03-3 during three months ended March 31, 2006. The outstanding balance of notes receivable subject to SOP 03-3 at March 31, 2006 was $504,470,991.

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

The Company’s management evaluates the performance of each segment based on profit or loss from operations before unusual and extraordinary items and income taxes.

	For the Three Months Ended March 31,
	2006	2005 (Restated)
CONSOLIDATED REVENUE:
Portfolio asset acquisition and resolution	$27,943,632	$22,477,726
Mortgage banking	10,719,310	4,624,273
Consolidated revenue	$38,662,942	$27,101,999

CONSOLIDATED NET INCOME:
Portfolio asset acquisition and resolution	$787,448	$1,962,904
Mortgage banking	999,300	812,225
Consolidated net income	$1,786,748	$2,775,129

	March 31, 2006	December 31, 2005
CONSOLIDATED ASSETS:
Portfolio asset acquisition and resolution	$947,634,641	$924,564,871
Mortgage banking	465,912,712	403,675,718
Consolidated assets	$1,413,547,353	$1,328,240,589

Recent Accounting Pronouncements - On February 16, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Instruments (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007, with earlier adoption permitted. Management is currently evaluating the effect of the statement, if any, on the Corporation’s results of operations and financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

As discussed in Note 2 of the Consolidated Financial Statements, Franklin Credit Management Corporation restated its historical consolidated financial statements for the fiscal years ended December 31, 2004 and 2003, for the first three quarters in 2005 and the quarterly periods in 2004. The accompanying Management’s Discussion and Analysis reflects the effects of the restatement.

General

Safe Harbor Statements. Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in forward-looking statements made by the Company. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, and changes in the level of growth in the finance and housing markets; (ii) the status of the Company’s relations with the Company’s sole lender and the lender's willingness to extend additional credit to the Company; (iii) the availability for purchases of additional loans; (iv) the availability of sub-prime borrowers for the origination of additional loans; (vi) changes in the statutes or regulations applicable to the Company’s business or in the interpretation and enforcement thereof by the relevant authorities; (vii) the status of the Company’s regulatory compliance; and (viii) other risks detailed from time to time in the Company’s SEC reports and filings. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company's filings with the Securities and Exchange Commission, including, but not limited to, those factors discussed under the captions “Interest Rate Risk” and “Real Estate Risk” in Item 3 herein, under the caption “Risk Factors” in Item 1A herein, and under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, all of which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as other wise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Application of Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 3 to the December 31, 2005 consolidated financial statements filed on Form 10-K. We have identified notes receivable and income recognition, discounts on acquired loans, allowance for loan losses, originated loans held for sale, originated loans held for investment, other real estate owned and success fees as the Company’s most critical accounting policies and estimates. The following discussion and analysis of financial condition and results of operations is based on the amounts reported in our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In preparing the consolidated financial statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on our consolidated financial statements. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time.

Portfolio Characteristics

Overall Portfolio

At March 31, 2006, our portfolio (excluding OREO) consisted of $990.2 million of notes receivable (inclusive of purchase discount not reflected on the face of the balance sheet), $430.7 million of loans held for investment and $10.2 million of loans held for sale. Our total loan portfolio grew 6% to $1.43 billion as of March 31, 2006, from $1.36 billion at December 31, 2005. Not boarded loans represent loans serviced by the seller on a temporary basis. The following table sets forth information regarding the types of properties securing our loans.

UProperty TypesU	UPrincipal BalanceU	Percentage of Total UPrincipal BalanceU
Residential 1-4 family	$1,191,861,940	83.28%
Condos, co-ops, PUD dwellings	132,030,757	9.23%
Manufactured homes	20,091,876	1.40%
Multi-family	1,176,052	0.08%
Secured, property type unknown	43,465,792	3.04%
Commercial	2,405,834	0.17%
Unsecured loans	10,986,921	0.77%
Other	243,723	0.02%
Not boarded	28,833,252	2.01%
Total	$1,431,096,147	100.00%

Geographic Dispersion. The following table sets forth information regarding the geographic location of properties securing the loans in our portfolio at March 31, 2006:

ULocationU	UPrincipal BalanceU	Percentage of Total UPrincipal BalanceU
New York	$177,519,492	12.40%
New Jersey	153,212,237	10.71%
California	115,581,169	8.08%
Florida	94,543,773	6.61%
Ohio	80,318,472	5.61%
Pennsylvania	76,071,692	5.31%
Texas	69,527,351	4.86%
Michigan	49,539,859	3.46%
Georgia	45,332,399	3.17%
Illinois	45,141,756	3.15%
All Others	524,307,947	36.64%
Total	$1,431,096,147	100.00%

Amounts included in the tables above under the heading “Principal Balance” represent the aggregate unpaid principle balance outstanding of notes receivable, loans held for investment and loans held for sale.

Asset Quality

Delinquency. The following tables provide a breakdown of the delinquency status of our notes receivable, loans held for investment and loans held for sale portfolios as of the dates indicated, by principal balance. Because we specialize in acquiring and servicing loans with erratic payment patterns and an elevated level of credit risk, a substantial portion of the loans we acquire are in various stages of delinquency, foreclosure and bankruptcy when we acquire them. We monitor the payment status of our borrowers based on both contractual delinquency and recent delinquency. By contractual delinquency, we mean the delinquency of payments relative to the contractual obligations of the borrower. By recent delinquency, we mean the recent of the most recent full monthly payment received from the borrower. By way of illustration, on a recent delinquency basis, if the borrower has made the most recent full monthly payment within the past 30 days, the loan is shown as current regardless of the number of contractually delinquent payments. In contrast, on a contractual delinquency basis, if the borrower has made the most recent full monthly payment, but has missed an earlier payment or payments, the loan is shown as contractually delinquent. We classify a loan as in foreclosure when we determine that the best course of action to maximize recovery of unpaid principal balance is to begin the foreclosure process. We classify a loan as in bankruptcy when we receive notice of a bankruptcy filing from the bankruptcy court.

		March 31, 2006
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 - 30 days	$862,095,585	60%	$966,445,896	68%
Delinquent	31 - 60 days	78,316,370	5%	35,361,924	3%
	61 - 90 days	37,687,192	3%	15,593,693	1%
	90+ days	85,495,736	6%	46,193,370	3%

UBankruptcyU	0 - 30 days	48,710,767	3%	122,831,807	9%
Delinquent	31 - 60 days	11,714,014	1%	5,099,752	-
	61 - 90 days	8,759,882	1%	3,838,275	-
	90+ days	107,748,931	8%	45,163,759	3%

UForeclosure	0 - 30 days	2,625,242	-	15,654,727	1%
Delinquent	31 - 60 days	939,872	-	3,666,804	-
	61 - 90 days	2,015,259	-	5,446,964	-
	90+ days	156,154,045	11%	136,965,924	10%

Not BoardedP(1)P		28,833,252	2%	28,833,252	2%
	Total	$1,431,096,147	100%	$1,431,096,147	100%
Total loans	0 - 30 days	$913,431,594	64%	$1,104,932,430	77%
__________________

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

		December 31, 2005
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 - 30 days	$687,887,057	51%	$791,779,227	58%
Delinquent	31 - 60 days	76,225,331	6%	36,316,774	3%
	61 - 90 days	19,629,463	1%	15,938,651	1%
	90+ days	139,882,279	10%	79,589,478	6%

UBankruptcyU	0 - 30 days	38,018,748	3%	108,931,183	8%
Delinquent	31 - 60 days	11,207,345	1%	7,845,350	1%
	61 - 90 days	4,725,448	-	4,851,743	-
	90+ days	113,808,976	8%	46,132,241	3%

UForeclosure	0 - 30 days	793,327	-	8,414,493	1%
Delinquent	31 - 60 days	606,737	-	2,934,832	-
	61 - 90 days	895,794	-	2,444,743	-
	90+ days	131,112,327	10%	119,614,117	9%

Not BoardedP(1)P		132,573,874	10%	132,573,874	10%
	Total	$1,357,366,706	100%	$1,357,366,706	100%
Total loans	0 - 30 days	$726,699,132	54%	$909,124,903	67%
__________________

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

Notes Receivable Portfolio

At March 31, 2006, our notes receivable portfolio, which consists of purchased loans, included approximately 23,883 loans with an aggregate unpaid principal balance (“UPB”) of $990 million and a net UPB of $928 million (after allowance for loan losses of $62 million), compared with approximately 23,684 loans with an aggregate UPB of $970 million and a net UPB of $903 million (after allowance for loan losses of $67 million) as of December 31, 2005. Impaired loans comprise and will continue to comprise a significant portion of our portfolio. Many of the loans we acquire are impaired loans at the time of purchase. We generally purchase such loans at significant discounts and have considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income is not accrued on impaired loans, interest and fees are received on a portion of loans classified as impaired. The following table provides a breakdown of the notes receivable portfolio by year:

	March 31, 2006	December 31, 2005
Performing loans	$690,332,924	$536,974,892
Allowance for loan losses	13,653,453	14,266,781
Total performing loans, net of allowance for loan losses	676,679,471	522,708,111

Impaired loans	272,840,763	244,986,933
Allowance for loan losses	48,365,003	43,691,572
Total impaired loans, net of allowance for loan losses	224,475,760	201,295,361

Not yet boarded onto servicing system	27,031,194	188,037,218
Allowance for loan losses	-	9,317,802
Not yet boarded onto servicing system, net of allowance for loan losses	27,031,194	178,719,416
Total notes receivable, net of allowance for loan losses	928,186,425	902,722,888

*Accretable Discount	14,454,448	11,360,617
*Nonaccretable Discount	27,516,933	23,981,013

Total Notes Receivable, net of allowance for loan losses and accretable/nonaccretable discount	$886,215,044	$867,381,258
__________________

*
Represents purchase discount not reflected on the face of the balance sheet in accordance with SOP 03-3 for loans acquired after December 31, 2004. Accretable Discount is the excess of the loan’s estimated cash flows over the purchase prices, which is accreted into income over the life of the loan. Nonaccretable Discount is the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated to be collected.

The following table provides a breakdown of the balance of our portfolio of notes receivable between fixed-rate and adjustable-rate loans, net of allowance for loan losses and excluding loans purchased but not yet boarded onto our servicing operations system as of March 31, 2006 of $27,031,194.

	March 31, 2006	December 31, 2005
Performing Loans:
Fixed-rate Performing Loans	$553,804,061	$393,982,311
Adjustable Performing Loans	122,875,410	128,725,800
Total Performing Loans	$676,679,471	$522,708,111

Impaired Loans:
Fixed-rate Impaired Loans	$185,751,093	$167,093,004
Adjustable Impaired Loans	38,220,237	34,202,357
Total Impaired Loans	$223,971,329	$201,295,361
Total Notes	$900,650,800	$724,003,472

*Accretable Discount	$14,454,448	$11,360,617
*Nonaccretable Discount	$27,516,933	$13,953,006
Total Notes Receivable, net of allowance for loan losses, excluding loans not boarded onto servicing systems	$858,679,419	$698,689,849

Loan Acquisitions

We purchased over $103.8 million in assets (principally residential single-family loans) during the first quarter of 2006, compared with approximately $111.8 million in assets (principally residential single-family loans) during the first quarter of 2005. The following table sets forth the amounts and purchase prices of our mortgage loan acquisitions during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Number of loans	2,538	4,116
Aggregate unpaid principal balance at acquisition	$103,827,616	$111,775,289
Purchase price	$95,907,234	$98,522,946
Purchase price percentage	92%	88%

Notes Receivable Dispositions

In the ordinary course of our loan servicing process and through the periodic review of our portfolio of purchased loans, there are certain loans that, for various reasons, we determine to sell. We typically sell these loans on a whole-loan basis, servicing-released for cash. The following table sets forth our dispositions of purchased loans during the quarters ended March 31, 2006 and March 31, 2005:

	Three Months Ended March 31,
	2006	2005
Sale of Non-Performing Loans
Aggregate unpaid principal balance	$161,149	$-
Gain on sale	$69,049	$-

Loan Originations

The following table sets forth Tribeca’s loan originations, as well as dispositions, during the quarters ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
Number of loans originated	477	388
Original principal balance	$104,775,205	$87,924,216
Average loan amount	$219,655	$226,609

Originated as fixed	$4,064,450	$6,919,300
Originated as ARM*	$100,710,755	$81,004,916

Number of loans sold	24	72
Aggregate face value	$6,752,441	$13,411,176
Gain on sale	$165,872	$327,927
Gain on sale percentage	2.46%	2.45%
__________________

* Originated ARM loans are principally fixed-rate for the first two years and six-month adjustable-rate for the remaining term.

Other Real Estate Owned

The following table sets forth our real estate owned, or OREO portfolio, and OREO sales during the three months ended March 31, 2006 and March 31, 2005:

	Three Months Ended March 31,
	2006	2005
Other real estate owned	$20,122,886	$21,492,225
OREO as a percentage of total assets	1.42%	2.16%
OREO sold	$7,546,098	$6,778,813
Gain on sale	$801,542	$255,981

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Overview. Net income totaled $1.8 million for the first quarter of 2006, compared with $2.8 million for the first quarter of 2005, a decrease of 36%. Revenues increased by 43% to $38.7 million for the three months ended March 31, 2006, from $27.1 million for the three months ended March 31, 2005. Earnings per common share for the three months ended March 31, 2006 was $0.22 on a diluted basis and $0.24 on a basic basis, compared to $0.42 and $0.46 for the three months ended March 31, 2005, respectively. During the first quarter of 2006, we acquired S&D loans with an aggregate face amount of $103.8 million and we originated $104.8 million of non-prime loans. We increased the size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at March 31, 2006 to $1.3 billion from $1.25 billion at the end of 2005. Our total debt outstanding, therefore, grew to $1.3 billion at March 31, 2006 from $1.26 billion at December 31, 2005. As a result of the increase in the size of our total debt, and due to the rise in short-term interest rates since mid-2004 and its impact on our interest-sensitive borrowings, interest expense (inclusive of amortization of deferred financing costs) increased $11.3 million, or 86%, during the first quarter of 2006 compared with the same period in 2005. Our average cost of funds during the three months ended March 31, 2006 increased to 7.39% from 5.84% during the three months ended March 31, 2005. At March 31, 2006, the weighted average cost of borrowed funds was 7.50%. Stockholders’ equity increased 4% to $49.6 million at March 31, 2006 from $47.6 million at December 31, 2005.

Revenues. Revenues increased by $11.6 million or 43%, to $38.7 million during the first quarter of 2006, from $27.1 million during the same period in 2005. Revenues include interest income, purchase discount earned, prepayment penalties and other income, gains on sales of notes receivable, gains on sales of loans held for sale and gains on sales of OREO.

Interest income increased by $10.6 million or 46%, to $33.4 million during the three months ended March 31, 2006 from $22.9 million during the three months ended March 31, 2005. The increase in interest income reflected the significant increase in the portfolio of gross notes receivable and loans held for investment during the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Purchase discount earned decreased by $273,000, or 12%, to $2.0 million during the first quarter of 2006 from $2.3 million during the first quarter of 2005. This decrease resulted primarily from the increase in the purchase price of portfolios relative to unpaid principal at acquisition of portfolios purchased during 2005, which resulted in less purchase discount available for accretion of discount compared with portfolios purchased in prior years. We received $68.0 million of principal payments from notes receivable during the three months ended March 31, 2006 compared with $57.0 million of principal payments during the same period in 2005.

Gain on sale of notes receivable was $69,000 for the quarter ended March 31, 2006. The Company sold nonperforming loans during the quarter with a principal balance of $161,000. There were no sales of notes receivable in the quarter ended March 31, 2005.

Gain on sale of originated loans held for sale decreased by $162,000, or 49%, to $166,000 during the three months ended March 31, 2006, from $328,000 during the three months ended March 31, 2005. This decrease reflected a 50% decrease in the principal amount of originated loans sold during the three months ended March 31, 2006, to $6.8 million compared with $13.4 million during the three months ended March 31, 2005. The average gain on loans sold was 2.46% and 2.45%, respectively, during the first quarter of 2006 and 2005.

Gain on sale of OREO increased by $546,000, or 213%, to $802,000 during the three months ended March 31, 2006, from $256,000 during the three months ended March 31, 2005. During the first quarter of 2006, certain properties were sold at prices greater than the estimated values set at the time we acquired the properties. We sold 135 OREO properties in the aggregate amount of $7.5 million during the first quarter of 2006, as compared to 106 OREO properties in the aggregate amount of $6.8 million during the first quarter of 2005. The increase in the number of properties sold reflected the growth in our OREO inventory due to both an increase in foreclosures as our notes receivable portfolio grew and the purchase of loans during the past two years that were already in the foreclosure process.

Prepayment penalties and other income (principally late charges and other servicing fees) increased by $816,000 or 59%, to $2.2 million during the three months ended March 31, 2006 from $1.4 million during the corresponding period last year. This increase was primarily due to an increase in prepayment penalties received, as a result of accelerated loan pay offs, during the three months ended March 31, 2006, as compared with the corresponding period in 2005. This was primarily attributable to the increased size of both our portfolio of purchased loans and loans held for investment, and continued low mortgage interest rates. Increased late charges resulting primarily from the growth in the size of our loan portfolios also contributed to the increase.

Operating Expenses. Operating expenses increased by $13.6 million or 62% to $35.5 million during the first quarter of 2006 from $22.0 million during the same period in 2005. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

Interest expense increased by $11.3 million, or 86%, to $24.5 million during the three months ended March 31, 2006, from $13.2 million during the three months ended March 31, 2005. This increase was the result of the increase in total debt, which was $1.3 billion as of March 31, 2006 as compared with $948 million as of March 31, 2005, reflecting additional borrowings to fund the growth in total assets during this period. In addition, our average cost of funds during the three months ended March 31, 2006 increased to 7.39% from 5.84% during the three months ended March 31, 2005, reflecting the rise in short-term interest rates and its effect on our interest-rate sensitive borrowings.

Collection, general and administrative expenses increased by $1.3 million, or 19%, to $7.9 million during the first three months of 2006, from $6.7 million during the corresponding period in 2005. Collection, general and administrative expenses as a percentage of average assets decreased from 2.64% during the three months ended March 31, 2005 to 2.32% during the three months ended March 31, 2006, reflecting the increase in total assets. Salaries and employee benefits expenses increased by $471,000, or 19%, reflecting an increase in the number of employees and stock options and restricted stock expenses recognized in the first quarter of 2006. We ended the first quarter of 2006 with 219 employees as compared to 204 at the end of the first quarter of 2005. Legal fees, principally relating to increased activity with respect to foreclosures, increased by $233,000, or 29%, to $1.04 million from $811,000 during the same period last year. This increase reflected increases in foreclosure activity as a result of a larger total portfolio of notes receivable and certain loans purchased in various stages of delinquency and foreclosure. Office expenses increased by $103,000, or 28%, from $365,000 during the first quarter of 2005. This increase reflected increased rent expense due to the move to our new corporate and operations facility. Loan portfolio acquisition costs increased by $344,000, or 88%, from $390,000 during the three months ended March 31, 2005 due to the direct costs associated with portfolios purchased compared to the same period last year. All other general and administrative expenses increased by $118,000.

The provision for loan losses increased by $671,000, or 56%, to $1.9 million during the three months ended March 31, 2006, from $1.2 million during the three months ended March 31, 2005. This increase was primarily due to higher default rates experienced in certain pools of loans purchased in mid-2004.

Amortization of deferred financing costs increased by $215,000, or 31%, to $908,000 during the first quarter of 2006 from $693,000 during the first quarter of 2005. This increase resulted primarily from the growth in debt to fund the expansion of the portfolio of loans acquired and originated, and the increased pace of loan portfolio prepayments during the first quarter of 2006 that caused a corresponding increase in the pay down of senior debt.

Depreciation expenses increased by $106,000, or 52%, to $312,000 in the first quarter of 2006, principally due to leasehold improvements related to the Company’s new office facility in New Jersey and the addition and upgrading of computer hardware and software during 2005.

Our pre-tax income decreased by $2.0 million, or 39%, to $3.1 million during the first three months of 2006 from $5.1 million during the first three months of 2005 for the reasons set forth above.

During the three months ended March 31, 2006, the Company had a provision for income taxes of $1.3 million as compared to a provision of $2.4 million during the three months ended March 31, 2005. Due to the Company’s relocation of its operations from New York City to New Jersey in August 2005, our effective tax rate for the first quarter of 2006 was 43% compared with 46% for the three months ended March 31, 2005.

Liquidity and Capital Resources

General

During the first quarter of 2006, we purchased 2,538 loans, consisting primarily of first and second mortgages, with an aggregate face value of $103.8 million at an aggregate purchase price of $95.9 million, or 92% of face value. All acquisitions acquired were funded through borrowings under our master credit facility.

During the first quarter of 2006, we originated $104.8 million of loans through our origination subsidiary, Tribeca. Originations are initially funded through borrowings under our warehouse facility, and loans originated for portfolio are subsequently funded with term debt after transfer to portfolio. In the first quarter of 2006, Tribeca and certain of its subsidiaries entered into master credit and security agreements with each of our principal lender and BOS (USA) Inc., an affiliate of Bank of Scotland, the proceeds of which were used to refinance and consolidate certain term loans with our principal lender.

We have one principal source of external funding to meet our liquidity requirements, in addition to the cash flow provided from borrower payments of interest and principal on mortgage loans. See “- Borrowings.” In addition, we have the ability to sell loans in the secondary market. We sell pools of acquired mortgage loans from time to time and we sell loans that we originate specifically for sale into the secondary market on a regular basis.

As a result of the growth of the loan portfolios and our strengthened balance sheet, management has begun to explore potential additional sources of funding for financing portfolio acquisitions and loan originations. During the latter part of 2005, we began to evaluate the feasibility of securitizing certain acquired and originated loans in order to seek a lower cost funding alternative and possibly to reduce somewhat the short-term interest sensitivity of our liabilities.

Short-term Investments. The Company’s short-term investment portfolio includes U.S. treasury bills and investment-grade commercial paper. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs and expansion of the loan portfolio. At March 31, 2006, the Company had short-term investments of $18.03 million, consisting of investment-grade commercial paper and U.S. treasury bills.

Cost of Funds. As of March 31, 2006, we had total borrowings of $1.34 billion, of which $1.3 billion was under our term loan facilities and an aggregate of $47.3 million was under our warehouse facility. Substantially all of the debt under our term loan facilities was incurred in connection with the purchase and origination of, and is secured by, our acquired notes, originated loans held for investment and OREO portfolios. At March 31, 2006, approximately $9.4 million of our term debt accrues interest at a rate of prime plus a margin of 0% to 1.75%, $624.2 million accrues interest at the FHLB 30-day LIBOR advance rate plus 2.5%, $17.3 million accrues interest at the FHLB 30-day LIBOR advance rate plus 2.75%, $645.7 million accrues interest at the FHLB 30-day LIBOR advance rate plus 3.0%, $397,000 accrues interest at the FHLB 30-day LIBOR advance rate plus 3.375% and $889,000 accrues interest at the FHLB 30-day LIBOR advance rate plus 3.875%. Our warehouse facility is utilized to fund Tribeca’s originations of loans pending sale to others or to be held for investment. At March 31, 2006, the weighted average interest rate on senior debt under our master credit facility was 7.50%. The weighted average interest rate on senior debt at December 31, 2005 and March 31, 2005 was 7.28% and 6.05%, respectively.

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

At March 31, 2006, we had cash and cash equivalents of $3.6 million compared with $3.9 million at December 31, 2005. Restricted cash of $28.6 million and $17.0 million at March 31, 2006 and December 31, 2005, respectively, was restricted under our credit agreements and lockbox facility with our primary lead lending bank, Sky Bank.

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

Net cash provided by operating activities was $6.3 million as of March 31, 2006, compared with cash provided of $1.3 million during the three months ended March 31, 2005. The increase in cash provided by operating activities during the three months ended March 31, 2006 was due primarily to a decrease in the volume of loans originated for sale in the secondary market.

Net cash used in investing activities was $87.5 million in the three months ended March 31, 2006, compared to $98.8 million of cash used in the three months ended March 31, 2005. The decrease in cash used during the three months ended March 31, 2006 was primarily due to increased principal collections of notes receivable and loans held for investment of $43.1 million and an increase in sales of OREO of $1.3 million during the three months ended March 31, 2006 which was partially offset by an increase in the origination of loans held for investment of $26.3 million.

Net cash provided by financing activities decreased to approximately $80.9 million during the three months ended March 31, 2006, from $99.5 million used in financing activities during the three months ended March 31, 2005. The decrease resulted primarily from increased repayments of outstanding notes payable and financing agreements of $58.1 million (the result of increased prepayments of both notes receivable and loans held for investment), which was partially offset by increases in the proceeds of notes payable and financing agreements of $39.8 million.

Borrowings

As of March 31, 2006, the Company owed an aggregate of $1.34 billion under several credit facilities with our lender.

Senior Debt Facility

General. On October 13, 2004, the Company, and its finance subsidiaries, entered into a Master Credit and Security Agreement with Sky Bank, an Ohio banking corporation, which we refer to as our lender. Under this master credit facility, we request loans to finance the purchase of residential mortgage loans or refinance existing outstanding loans. The facility does not include a commitment to additional lendings, which are therefore subject to our lender’s discretion as well as any regulatory limitations to which our lender is subject. The facility terminates on October 13, 2006.

Interest Rates and Fees. Interest on the loans is payable monthly at a floating rate equal to the highest Federal Home Loan Bank of Cincinnati 30-day advance rate as published daily by Bloomberg under the symbol FHL5LBRI, or “the 30-day advance rate,” plus the applicable margin as follows:

For Loans Funded
	Prior to July 1, 2005	On or After July 1, 2005
If the 30-day advance rate is	the applicable margin is	the applicable margin is
Less than 2.26%	350 basis points	300 basis points
2.26 to 4.50%	325 basis points	275 basis points
Greater than 4.50%	300 basis points	250 basis points

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

Warehouse Facility

On October 18, 2005, our Tribeca subsidiary entered into a warehousing credit and security agreement with our lender, which replaced the facility as amended on April 7, 2004. The agreement provides for an increased commitment to $60 million effective October 18, 2005. In April 2006, our lender extended the maturity date of the warehousing credit and security agreement to April 30, 2007.

Interest on advances is payable monthly at a rate per annum equal to the greater of (i) a floating rate equal to the Wall Street Journal Prime Rate minus 50 basis points or (ii) 5%.

The warehouse facility is secured by a lien on all of the mortgage loans delivered to our lender or in respect of which an advance has been made as well as by all mortgage insurance and commitments issued by insurers to insure or guarantee pledged mortgage loans. Tribeca also assigns all of its rights under third-party purchase commitments covering pledged mortgages and the proceeds of such commitments and its rights with respect to investors in the pledged mortgages to the extent such rights are related to pledged mortgages. In addition, we have provided a guaranty of Tribeca’s obligations under the warehouse facility, which is secured by a lien on substantially all of our personal property. As of March 31, 2006, Tribeca had approximately $12.8 million available under this facility.

Tribeca Term Loans

As of March 31, 2006, Tribeca, through its subsidiaries, had borrowed an aggregate of $390.5 million in term loans refinancing outstanding advances under the warehouse facility. Each of the term loans is made pursuant and subject to the term loan and security between Tribeca and our lender and a term note. Interest on the loans is payable monthly at a floating rate equal to the highest Federal Home Loan Bank of Cincinnati 30-day advance rate published by Bloomberg under the symbol FHL5LBRI. The interest rate on Tribeca’s term loans is based on the same rate and margin matrix as loans made under the Master Credit Facility. In addition, upon the closing of each term loan, the applicable subsidiary-borrower pays an origination fee of approximately 0.50% of the amount of the loan, and pays certain other fees at the termination of the applicable term loan. The origination fee was 1% of the amount of the loan for loans funded prior to July 1, 2005. The unpaid balance of each term loan is amortized over a period of 20 years, but matures three years after the loan was made. Each term loan is subject to mandatory payment under certain circumstances. Each subsidiary-borrower is required to make monthly payments of the principal of its outstanding loan. Each term loan is secured by a lien on certain promissory notes and hypothecation agreements, as well as all monies, securities and other property held by, received by or in transit to our lender. The term loan agreements contain affirmative and negative covenants and events of default customary for financings of this type.

On February 28, 2006, Tribeca and certain of its subsidiaries entered into a Master Credit and Security Agreement (the “Sky Loan”) with its lender Sky Bank, pursuant to which certain Tribeca subsidiaries may borrow funds to finance their acquisition of loans Tribeca previously financed under its warehouse line of credit with Sky and consolidate and refinance prior term loans made by Sky to such subsidiaries. The facility does not include a commitment for a specified number of lendings, which are therefore subject to Sky’s discretion, as well as any regulatory limitations to which Sky is subject. The facility terminates on February 28, 2008. Interest on the loans under the facility is payable monthly at a floating rate equal to the Federal Home Loan Bank of Cincinnati 30-day advance rate (“FHLBC Rate”) plus an applicable margin as follows:

For Loans Funded
	Prior to July 1, 2005	On or After July 1, 2005
If the 30-day advance rate is	the applicable margin is	the applicable margin is
Less than 2.26%	350 basis points	300 basis points
2.26 to 4.50%	325 basis points	275 basis points
Greater than 4.50%	300 basis points	250 basis points

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

The unpaid principal balance of each loan will be amortized over a period of 20 years, but matures three years after the date the loan was made. Tribeca’s subsidiaries are required to make monthly amortization payments and payments of interest on each of their outstanding loans.

The facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants that require Tribeca and its subsidiaries, together, to maintain a minimum net worth of at least $3,500,000 and rolling four-quarter pre-tax net income of $750,000. The facility contains events of default customary for facilities of this type.

Tribeca’s and the subsidiary borrowers’ obligations under the facility are secured by a first priority lien on loans acquired by Tribeca or such subsidiary that are financed or refinanced by proceeds of loans made to Tribeca or subsidiary borrowers under the facility. The collateral securing each loan cross-collateralizes all other loans made under the facility. In addition, pursuant to a lockbox arrangement, Sky is entitled to receive substantially all sums payable to Tribeca and any subsidiary borrower in respect of any of the collateral.

On February 28, 2006, upon execution and delivery of the Sky Loan, various outstanding term loan and security agreements between certain of Tribeca’s subsidiaries and Sky with respect to approximately $379,000,000 in indebtedness terminated and the loans outstanding thereunder are now under the Sky Loan.

On March 24, 2006, Tribeca and one of Tribeca’s subsidiaries (the “Tribeca Subsidiary Borrower”) entered into a $100,000,000 Master Credit and Security Agreement (the “BOS Loan”) with BOS (USA) Inc., an affiliate of Bank of Scotland. On March 26, 2006, $98.2 million of proceeds of the BOS Loan were used to consolidate and refinance prior term loans made to certain Tribeca subsidiaries. Interest on the BOS Loan is payable monthly at a floating rate equal to the FHLBC Rate plus an applicable margin as follows:

If the 30-day advance rate is	the applicable margin is
Less than 2.26%	300 basis points
2.26 to 4.50%	275 basis points
Greater than 4.50%	250 basis points

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

Tribeca’s and the Tribeca Subsidiary Borrower’s obligations under the facility are secured by (i) a first priority lien on loans acquired by the Tribeca Subsidiary Borrower that are refinanced by the proceeds of the BOS Loan and (ii) a second priority lien on collateral securing loans made to Tribeca or its subsidiaries under the Sky Loan described above. In addition, pursuant to a lockbox arrangement, BOS is entitled to receive substantially all sums payable to Tribeca and the Tribeca Subsidiary Borrower in respect of any of the primary collateral under the facility. Tribeca’s BOS Loan and the Sky Loan are cross-collateralized.

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

The Company’s operating results will depend in large part on differences between the interest earned on its assets and the interest paid on its borrowings. Most of the Company’s assets, consisting primarily of mortgage notes receivable, generate fixed returns and have remaining contractual maturities in excess of five years, while the majority of originated loans held for investment generate fixed returns for the first two years and six-month adjustable returns thereafter. We fund the origination and acquisition of these assets with borrowings, which have interest rates that are based on the monthly Federal Home Loan Bank of Cincinnati (“FHLB”) 30-day advance rate. In most cases, the interest income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest income and, therefore, net income. Our borrowings bear interest at rates that fluctuate with the FHLB Bank of Cincinnati 30-day advance rate or, to a lesser extent, the prime rate. Based on approximately $1.34 billion of borrowings under term loan and warehouse facilities outstanding at March 31, 2006, a 1% instantaneous and sustained increase in both FHLB and prime rates could increase quarterly interest expense by as much as approximately $3.4 million, pre-tax, which would negatively impact our quarterly after-tax net income. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income and the market value of our net assets.

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

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation and as a result of the material weaknesses identified in the Company's Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures are not effective for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Act of 1934.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

The Company has identified material weaknesses as defined by the Public Company Accounting Oversight Board (United States) with respect to the accounting and reporting matters discussed in Note 2 of the Consolidated Financial Statements included in the 2005 Annual Report on Form 10-K, The Company is in the process of reviewing and remedying its related systems of internal controls over financial reporting. In connection with this report, under the direction of the Company’s Chief Financial Officer, management is further assessing its controls over accounting policy and financial reporting matters, and is in the process of implementing appropriate improvements.

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

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. The risk factors discussed in detail in the Company’s Form 10-K include the following:

Risks Related to Our Business

•	If we are not able to identify and acquire portfolios of “scratch and dent” residential mortgage loans on terms acceptable to us, our revenues and profitability could be materially reduced.

•	We may not be able to successfully market our residential mortgage loan origination products to non-prime borrowers.

•
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

•	Our ability to fund increased operating expenses depends on the agreement of our principal lender to increases in our operating allowance.

•
If our principal lender ceases to renew our maturing loans for additional terms or provide us with refinancing opportunities, or we are unable to secure refinancing opportunities with other lenders, our indebtedness will become due and payable upon the contractual maturity of each borrowing.

•
Our credit facilities require us to observe certain covenants, and our failure to satisfy such covenants could render us insolvent or preclude our seeking additional financing from this or other sources.

•	Our business is sensitive to, and can be materially affected by, changes in interest rates.

•	A prolonged economic slowdown or a lengthy or severe recession could harm our operations, particularly if it results in a decline in the real estate market.

•
The residential mortgage origination business is a cyclical industry, has recently been at its highest levels ever and may decline, which could reduce the number of mortgage loans we originate and could adversely impact our business.

•	Our reliance on cash-out refinancings as a significant source of our origination activities increases the risk that our earnings will be harmed if the demand for this type of refinancing declines.

•
When we acquire S&D loans, the price we pay is based on a number of assumptions. A material difference between the assumptions we use in determining the value of S&D loans we acquire and our actual experience could harm our financial position.

•	We may experience higher loan losses than we have reserved for in our financial statements.

•	We use estimates for recognizing revenue on a majority of our portfolio investments and our earnings would be reduced if actual results are less than our estimates.

•	If we do not manage our growth effectively, our financial performance could be harmed.

•	The inability to attract and retain qualified employees could significantly harm our business.

•	We may have to outsource a portion of the servicing of the loans we hold due to capacity constraints or lack of sufficient personnel.

•	We face intense competition that could adversely impact our market share and our revenues.

•
A significant amount of our mortgage loan originations are secured by property in New York and New Jersey, and our operations could be harmed by economic downturns or other adverse events in these states.

•	Competition with other lenders for the business of independent mortgage brokers could negatively affect the volume and pricing of our originated loans.

•	We may not be adequately protected against the risks inherent in non-prime residential mortgage loans.

•	We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, vendors and our employees.

•	An interruption in or breach of our information systems may result in lost business and increased expenses.

•
The success and growth of our business will depend on our ability to adapt to and implement technological changes to remain competitive, and any failure to do so could result in a material adverse effect on our business.

•	We are exposed to the risk of environmental liabilities with respect to properties to which we take title.

•	The loss of our Chairman may adversely affect our operations.

•	If we do not obtain and maintain the appropriate state licenses we will not be allowed to originate, purchase and service mortgage loans in some states, which would adversely affect our operations.

Risks Related to the Restatement of Our Financial Statements

•	We may become subject to liability and incur increased expenditures as a result of our restatement of our financial statements.

•	Failures in our internal controls and disclosure controls and procedures could lead to material errors in our financial statements and cause us to fail to meet our reporting obligations.

Risks Related to the Regulation of Our Industry

•
New legislation and regulations directed at curbing predatory lending practices could restrict our ability to originate, purchase, price, sell, or finance non-prime residential mortgage loans, which could adversely impact our earnings.

•	The broad scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

•
If financial institutions face exposure stemming from legal violations committed by the companies to which they provide financing or underwriting services, this could increase our borrowing costs and negatively affect the market for whole-loans and mortgage-backed securities.

•	We may be subject to fines or other penalties based upon the conduct of our independent brokers.

•	We are subject to significant legal and reputational risks and expenses under federal and state laws concerning privacy, use and security of customer information.

•	If many of our borrowers become subject to the Servicemembers Civil Relief Act of 2003, our cash flows and interest income may be adversely affected.

Risks Related to Our Securities

•	Thomas J. Axon effectively controls our company, substantially reducing the influence of our other stockholders.

•	Our organizational documents, Delaware law and our credit facility may make it harder for us to be acquired without the consent and cooperation of our board of directors, management and lender.

•	Our quarterly operating results may fluctuate and cause our stock price to decline.

•	Various factors unrelated to our performance may cause the market price of our common stock to become volatile, which could harm our ability to access the capital markets in the future.

•	Future sales of our common stock may depress our stock price.

•	Compliance with the rules of the market in which our common stock trades and proposed and recently enacted changes in securities laws and regulations are likely to increase our costs.

Additional information on these risk factors is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number
3.1
Fifth Amended and Restated Certificate of Incorporation. Incorporated by reference to Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission (the “Commission”) on January 20, 2005.

3.2	Amended and Restated By-laws. Incorporated by reference to Appendix B to the Registrant’s Definitive Information Statement on Schedule 14C, filed with the Commission on January 20, 2005.

10.23
Separation Agreement, dated as of January 13, 2006, between the Registrant and Jeffrey R. Johnson. Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Commission on
April 25, 2006 (“the 2005 10-K”).

10.24
Master Credit and Security Agreement, dated as of February 28, 2006, among Tribeca Lending Corp., Sky Bank and those subsidiaries of Tribeca Lending Corp. listed on the signature page to the agreement. Incorporated by reference to Exhibit 10.24 to the 2005
10-K.

10.25
Master Credit and Security Agreement, dated as of March 24, 2006, among Tribeca Lending Corp., BOS (USA) Inc. and those subsidiaries of Tribeca Lending Corp. listed on the signature page to the agreement. Incorporated by reference to Exhibit 10.25 to the 2005
10-K.

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
__________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMay 22, 2006

FRANKLIN CREDIT MANAGEMENT CORPORATION

By:	/s/ ALEXANDER GORDON JARDINU
Alexander Gordon Jardin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

U/s/ ALEXANDER GORDON JARDIN	Chief Executive Officer and Director	UMay 22, 2006U
Alexander Gordon Jardin
(Principal Executive Officer)

U/s/ PAUL D. COLASONOU	Executive Vice President U	May 22, 2006
Paul D. Colasono	and Chief Financial Officer U
(Principal Financial Officer)