Form 10-Q
period 2006-06-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2006-08-14
CIK 831246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 0-17771U

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

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 10, 2006: 7,857,295

FRANKLIN CREDIT MANAGEMENT CORPORATION

FORM 10-Q

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Cash and cash equivalents	$3,881,320	$3,886,506
Restricted cash	39,426,556	17,008,649
Short-term investments	16,128,854	16,954,019
Notes Receivable:
Principal	984,329,235	934,657,413
Purchase discount	(14,788,839)	(17,809,940)
Allowance for loan losses	(60,539,288)	(67,276,155)
Net notes receivable	909,001,108	849,571,318

Originated loans held for sale	3,333,233	12,844,882
Originated loans held for investment, net	440,406,576	372,315,935
Accrued interest receivable	14,588,091	13,341,964
Other real estate owned	19,394,263	19,936,274
Deferred financing costs, net	10,635,499	10,008,473
Other receivables	6,127,876	7,309,505
Building, furniture and equipment, net	3,775,763	4,029,481
Other assets	6,283,695	1,033,583
Total assets	$1,472,982,834	$1,328,240,589

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, net of debt discount of $3,311,012 at June 30, 2006 and $3,002,767 at December 31, 2005	$1,364,468,177	$1,203,880,994
Financing agreements	35,018,989	57,284,085
Accounts payable and accrued expenses	15,524,956	12,971,954
Success fee liability	6,710,810	5,721,918
Deferred income tax liability	1,926,042	787,470
Total liabilities	1,423,648,974	1,280,646,421

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 3,000,000; issued - none	-	-
Common stock and additional paid-in capital, $.01 par value, 22,000,000 authorized shares; issued and outstanding: 7,857,295 at June 30, 2006 and 7,539,295 at December 31, 2005	22,337,317	21,292,252
Retained earnings	26,996,543	26,599,207
Unearned compensation	-	(297,291)
Total stockholders’ equity	49,333,860	47,594,168

Total liabilities and stockholders’ equity	$1,472,982,834	$1,328,240,589

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005 (Restated)	2006	2005 (Restated)
Revenues:
Interest income	$35,272,864	$23,978,328	$68,715,174	$46,855,526
Purchase discount earned	2,223,710	2,867,795	4,202,673	5,119,276
Gain on sale of notes receivable	-	665,902	69,049	665,902
Gain on sale of originated loans held for sale	170,924	578,306	336,796	906,233
Gain on sale of other real estate owned	440,741	400,402	1,242,283	656,383
Prepayment penalties and other income	2,335,115	1,655,273	4,540,321	3,044,685
Total revenues	40,443,354	30,146,006	79,106,296	57,248,005

Operating Expenses:
Interest expense	27,898,497	16,313,059	52,390,065	29,493,329
Collection, general and administrative	10,432,793	7,909,409	18,380,672	14,588,160
Provision for loan losses	3,162,146	1,052,714	5,031,275	2,250,932
Amortization of deferred financing costs	1,130,415	1,012,734	2,038,430	1,705,721
Depreciation	251,613	209,353	563,318	414,827
Total expenses	42,875,464	26,497,269	78,403,760	48,452,969

(Loss)/income before provision for income taxes	(2,432,110)	3,648,737	702,536	8,795,036
Income tax (benefit)/expense	(1,042,698)	1,678,919	305,200	4,050,089
Net (loss)/income	$(1,389,412)	$1,969,818	$397,336	$4,744,947

Net (loss)/income per common share:
Basic	$(0.18)	$0.33	$0.05	$0.79
Diluted	$(0.18)	$0.29	$0.05	$0.71

Weighted average number of shares outstanding:
Basic	7,634,878	6,004,628	7,574,837	5,995,795
Diluted	7,634,878	6,714,823	8,055,260	6,715,976

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

	Common Stock and Additional Paid-in Capital
	Shares	Amount	Retained Earnings	Unearned Compensation	Total
BALANCE, JANUARY 1, 2006	7,539,295	$21,292,252	$26,599,207	$(297,291)	$47,594,168

Reclassification adjustment on adoption of FASB 123(R)	-	(297,291)	-	297,291	-
Options exercised	213,000	326,845	-	-	326,845
Stock-based compensation	105,000	484,108	-	-	484,108
Excess tax benefit	-	531,403	-	-	531,403
Net income	-	-	397,336	-	397,336

BALANCE, JUNE 30, 2006	7,857,295	$22,337,317	$26,996,543	$-	$49,333,860

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	Six Months Ended June 30,
	2006	2005 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$397,336	$4,744,947
Adjustments to reconcile income to net cash provided by/(used in) operating activities:
Gain on sale of notes receivable	(69,049)	(665,902)
Gain on sale of other real estate owned	(1,242,283)	(656,384)
Gain on sale of originated loans held for sale	(336,796)	(906,234)
Depreciation	563,318	414,827
Amortization of deferred costs and fees on originated loans	734,090	862,078
Amortization of deferred financing costs	2,038,430	1,705,721
Amortization of debt discount and success fees	680,646	377,669
Excess tax benefit	(531,403)	-
Non-cash compensation	484,108	293,239
Proceeds from the sale of and principal collections on loans held for sale	20,988,948	30,122,048
Origination of loans held for sale	(11,946,300)	(30,053,155)
Deferred tax provision	1,138,572	475,565
Purchase discount earned	(4,202,673)	(5,119,276)
Provision for loan losses	5,031,275	2,250,931
Changes in operating assets and liabilities:
Accrued interest receivable	(1,246,127)	(1,977,487)
Other receivables	1,181,629	(3,692,461)
Other assets	(4,718,708)	192,737
Accounts payable and accrued expenses	2,553,000	1,815,979
Net cash provided by operating activities	11,498,013	184,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(22,417,907)	(19,014,724)
Purchase of notes receivable	(216,054,218)	(173,407,681)
Principal collections on notes receivable	141,008,398	130,905,542
Principal collections on loans held for investment	110,406,287	31,703,390
Origination of loans held for investment	(192,466,907)	(163,253,882)
Sales of short-term investments	825,165	-
Proceeds from sale of other real estate owned	17,078,333	16,543,339
Proceeds from sale of loans held for investment	13,519,573	8,264,142
Proceeds from sale of notes receivable	84,553	8,596,823
Purchase of building, furniture and equipment	(309,598)	(1,384,607)
Net cash used in investing activities	(148,326,322)	(161,047,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	431,163,623	351,987,874
Principal payments of notes payable	(270,268,195)	(178,168,120)
Proceeds from financing agreements	206,386,407	194,041,589
Principal payments of financing agreements	(228,651,503)	(202,547,534)
Excess tax benefit	531,403	-
Payment of deferred financing costs	(2,665,458)	(3,355,486)
Exercise of options	326,845	36,273
Net cash provided by financing activities	136,823,122	161,994,596

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,186)	1,131,780
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,886,506	5,127,732
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,881,320	$6,259,512

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest	$47,212,204	$27,853,662
Cash payments for taxes	$3,524,080	$3,128,702

NON-CASH INVESTING AND FINANCING ACTIVITY:
Transfer of loans from held for sale to loans held for investment	$483,601	$-
Transfer from notes receivable and loans held for investment to OREO	$23,354,090	$12,601,777

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BUSINESS

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

From inception through June 30, 2006, we had purchased and originated in excess of $3.33 billion in mortgage loans. As of June 30, 2006, we had total assets of $1.47 billion and our portfolios of notes receivable and loans held for investment, net, totaled $1.35 billion.

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

We refer to the S&D loans we acquire as “notes receivable.” In the second quarter of 2006, we purchased notes receivable with an aggregate unpaid principal balance of $133.5 million at an aggregate purchase price equal to 90% of the face amount of the notes. During the six months ended June 30, 2006, we acquired $237.3 million of notes receivable at an aggregate purchase price equal to 91% of the face amount of the notes.

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

During the second quarter of 2006, we originated $99.6 million in non-prime mortgage loans, 94% of which were adjustable-rate (fixed-rate for the first two years) loans. We originated approximately 33% of these mortgage loans on a retail basis and the remainder through our wholesale network of mortgage brokers. During the six months ended June 30, 2006, we originated $204.4 million in non-prime mortgage loans, 95% of which were adjustable-rate (fixed rate for the first two years) loans. We originated approximately 67% of these mortgage loans on a retail basis and the remainder through our wholesale network of mortgage brokers. We hold the majority of mortgages we originate in our portfolio and sell the remainder for cash in the whole loan market, depending on market conditions and our own portfolio goals.

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

In connection with the preparation of the Annual Report on Form 10-K for the year ended December 31, 2005, management identified certain errors in and restated its previously issued financial statements for the years ended December 31, 2004 and 2003, for the first three quarters in 2005 and the quarterly periods in 2004. These restatements and resulting revisions related principally to (i) the accounting treatment of certain fees and costs related to the successful acquisition of pools of residential mortgage loans (“deferred acquisition costs”) and (ii) the accounting treatment of success fees that are both currently and potentially payable to the Company’s primary lending bank following repayment of existing term debt (“success fees”).

In addition, the Company restated previously reported “Cash and cash equivalents” to classify the restricted portion separately on the balance sheet with related adjustments to the statements of cash flows, and restated the presentation of deferred origination costs for loans sold by reclassifying these costs from “Collection, general and administrative” expenses to “Gain on sale of originated loans held for sale.” Neither restatement had an impact on previously reported net income. The Company’s restated financial statements also include certain other adjustments that were immaterial individually and in the aggregate.

The net after-tax effects of the restatement on the Company’s consolidated net income for the three and six months ended June 30, 2005 were as follows:

	Net Income (As Previously Reported)	Deferred Acquisition Costs (SFAS No. 91)	Success Fees (SFAS No. 133)	Other	Net Income (Restated)
Three months ended June 30, 2005	$2,108,667	$(234,167)	$(164,832)	$260,150	$1,969,818
Six months ended June 30, 2005	$5,179,491	$(349,451)	$(283,640)	$198,547	$4,744,947

The significant effects of the restatement on the Company’s consolidated financial statements for the three and six months ended June 30, 2005 follow.

Restated Statement of Income Information for Three and Six Months Ended June 30, 2005 (Unaudited)

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	As Previously Reported	Restated	As Previously Reported	Restated
REVENUES:
Gain on sale of loans held for sale	$1,026,389	$578,306	$1,690,093	$906,233
Prepayment penalties and other income	2,202,930	1,655,273	4,045,846	3,044,685
Total revenues	31,141,746	30,146,006	59,033,026	57,248,005

OPERATING EXPENSES:
Interest expense	16,281,776	16,313,059	29,300,121	29,493,329
Collection, general and administrative	8,679,188	7,909,409	15,768,732	14,588,160
Total expenses	27,235,765	26,497,269	49,440,333	48,452,969

INCOME BEFORE PROVISION FOR INCOME TAXES	3,905,981	3,648,737	9,592,693	8,795,036
PROVISION FOR INCOME TAXES	1,797,314	1,678,919	4,413,202	4,050,089
NET INCOME	2,108,667	1,969,818	5,179,491	4,744,947

EARNINGS PER SHARE:
Basic	$0.35	$0.33	$0.85	$0.79
Diluted	$0.30	$0.29	$0.75	$0.71

Weighted average shares, basic	6,090,628	6,004,628	6,088,212	5,995,795
Weighted average shares, diluted	6,958,628	6,714,823	6,872,015	6,715,976

Restated Statement of Cash Flows Information for Six Months Ended June 30, 2005 (Unaudited)

	Six Months Ended June 30, 2005
	As Previously Reported	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,179,491	$4,744,947
Adjustments to reconcile income to net cash provided by/(used in) operating activities:
Gain on sale of originated loans held for sale	-	(906,234)
Amortization of deferred costs and fees on originated loans	-	862,078
Amortization of debt discount and success fees	-	377,669
Issuance of restricted stock	430,190	-
Non-cash compensation	-	293,239
Proceeds from the sale of and principal collections on loans held for sale	28,450,972	30,122,049
Changes in operating assets and liabilities:
Deferred income tax	1,914,074	475,565
Other assets	(1,364,189)	192,737
Accounts payable and accrued expenses	1,740,815	1,815,979
Net cash provided by operating activities	(1,441,831)	184,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(30,494)	(19,014,724)
Loan fees	(1,721,767)	-
Net cash used in investing activities	(143,787,396)	(161,047,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing costs	-	(3,355,486)
Net cash provided by financing activities	152,736,623	161,994,596

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,507,396	1,131,780
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,519,659	5,127,732
CASH AND CASH EQUIVALENTS, END OF PERIOD	27,027,055	6,259,512

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments, consisting of all normal and recurring items, which are necessary for a fair presentation, have been included.

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

Stock-Based Compensation Plans - The Company maintains share-based payment arrangements under which employees are awarded grants of restricted stock, non-qualified stock options, incentive stock options and other forms of stock-based payment arrangements. Prior to January 1, 2006, the Company accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, compensation cost for stock options was not recognized as long as the stock options granted had an exercise price equal to the market price of the Company’s common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified-prospective transition method. Under this transition method, compensation cost recognized beginning January 1, 2006 includes compensation cost for all share-based payment arrangements, requisite services rendered prior to, but not yet vested as of December 31, 2005, based on the grant date fair value and expense attribution methodology determined in accordance with the original provisions of SFAS 123. Compensation cost for all share-based payment arrangements granted subsequent to December 31, 2005, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, the effect of forfeitures on restricted stock (if any), is estimated when recognizing compensation cost. Results for prior periods have not been recast for the adoption of SFAS No. 123(R).

The compensation cost recognized in income for the plans described below was $335,350 and $183,188 for the three months ended June 30, 2006 and 2005, respectively. The compensation cost recognized in income for the plans described below was $484,108 and $293,239 for the six months ended June 30, 2006 and 2005, respectively.

Prior to January 1, 2006, the Corporation estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model. The table below presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model for the six months ended June 30, 2006 and 2005. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The Corporation uses historical data to estimate stock option exercise. The expected term of stock options granted is derived from the output of the model and represents the period of time that stock options granted are expected to be outstanding. The estimates of fair value from these models are theoretical values for stock options and changes in the assumptions used in the models could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Corporation’s common stock when the stock options are exercised.

Stock Option Plan

	Six Months Ended June 30,
	2006	2005
Risk-free interest rate	3.85%	5.60%
Weighted average volatility	47.57	108.76
Expected lives (years)	6.0	6.0

Our stock-based compensation was accounted for under the recognition and measurement principles of APB Opinion 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards during the three and six months ended June 30, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income - as reported	$1,969,818	$4,744,947
Stock-based compensation expense determined under fair value method, net of related tax effects(1)	(95,601)	(98,873)
Net income - pro forma	$1,874,217	$4,646,074

Earnings per share:
Basic - as reported	$0.33	$0.79
Basic - pro forma	$0.31	$0.77
Diluted - as reported	$0.29	$0.71
Diluted - pro forma	$0.28	$0.69

(1)	The stock-based compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards.

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

A summary of the status of the Company’s stock option awards as of June 30, 2006 and changes during the six month period then ended is presented below:

	Shares	Weighted Average Exercise	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, January 1, 2006	667,500	$2.88	5.1 years	$3,901,085

Granted	15,000	7.73	10 years	600
Exercised	126,000	1.36	1.57 years	807,595
Canceled	-	-	-	-
Forfeited	20,000	10.70	8.76 years	31,050

Balance, June 30, 2006	536,500	3.05	5.76 years	$3,008,640

Options exercisable at June 30, 2006	505,750	$2.40	5.58 years

There were 15,000 stock option awards granted that immediately vested during the six months ended June 30, 2006 compared to 106,500 options granted to management and the board of directors during the six months ended June 30, 2005.

As of June 30, 2006, there was $268,215 of unrecognized compensation cost related to the Company’s stock option awards. The weighted average period over which this cost is expected to be recognized is one year. Cash received from the exercise of stock options for the six months ended June 30, 2006 and 2005 was $326,845 and $36,273, respectively.

The Company’s policy is to issue newly issued shares upon the exercise of options.

2006 Stock Incentive Plan

On May 24, 2006, the shareholders approved the 2006 Stock Incentive Plan to be effective June 15, 2006. This approval authorized and reserved 750,000 shares for grant in addition to the remaining amount under the 1996 stock option incentive plan awards can consist off non-qualified stock options, incentive stock options, stock appreciation rights, shares of restricted stock, restricted stock units, shares of unrestricted stock, performance shares and dividend equivalent rights are authorized. Grants of non-qualified stock options, incentive stock options and stock appreciation rights under the 2006 Stock Incentive Plan generally qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code, and, therefore, are not subject to the provisions of Section 162(m), which disallow a federal income tax deduction for certain compensation in excess of $1 million per year paid to the Company’s Chief Executive Officer and each of its four other most highly compensated executive officers.

•  Restricted Stock - Restricted shares of the Company’s common stock have been awarded under separate agreements dated in April 2005 and May 2006 to certain executives. The stock awards are subject to restrictions on transferability and other restrictions, and step vest over a three year period.

A summary of the status of the Company’s restricted stock awards as of June 30, 2006 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2006	27,000	$12.92

Granted	105,000	7.90
Vested	29,000	9.46
Forfeited	-	-

Non-vested balance, June 30, 2006	103,000	$8.78

The total fair value of the Company’s restricted stock that vested during the six months ended June 30, 2006 was $274,250.

As of June 30, 2006, there was $879,918 of unrecognized compensation cost related to the Company’s restricted stock awards.

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

The following tables set forth certain information relating to the activity in the accretable and nonaccretable discounts, which are shown as a component of notes receivable principal on the balance sheet, in accordance with SOP 03-3 for the periods indicated:

	Three Months Ended June 30,
	2006	2005
UAccretable DiscountU
Balance, beginning of period	$14,454,449	$1,461,379
New Acquisitions	-	5,521,854
Accretion	(1,063,092)	(206,266)
Transfers from nonaccretable	815,934	-
Net reductions relating to loans sold	-	(55,747)
Net reductions relating to loans repurchased	-	-
Other	33,237	-
Balance, end of period	$14,240,528	$6,721,220

UNonaccretable DiscountU
Balance, beginning of period	$27,516,933	$11,518,409
New Acquisitions	13,314,691	1,879,326
Transfers to accretable	(815,934)	-
Net reductions relating to loans sold	-	(59,656)
Net reductions relating to loans repurchased	(197,153)	-
Other, loans transferred to OREO	(606,075)	-
Balance, end of period	$39,212,462	$13,338,079

	Six Months Ended June 30,
	2006	2005
UAccretable DiscountU
Balance, beginning of period	$11,360,617	$-
New Acquisitions	2,545,873	7,033,952
Accretion	(1,926,473)	(256,985)
Transfers from nonaccretable	2,187,617	-
Net reductions relating to loans sold	-	(55,747)
Net reductions relating to loans repurchased	(2,189)	-
Other	75,083	-
Balance, end of period	$14,240,528	$6,721,220

UNonaccretable DiscountU
Balance, beginning of period	$23,981,013	$-
New Acquisitions	18,689,222	13,397,735
Transfers to accretable	(2,187,617)	-
Net reductions relating to loans sold	(7,885)	(59,656)
Net reductions relating to loans repurchased	(204,026)	-
Other, loans transferred to OREO	(1,058,245)	-
Balance, end of period	$39,212,462	$13,338,079

The Company purchased $133,462,289 and $237,289,905 of loans subject to SOP 03-3, respectively, during the three and six months ended June 30, 2006. The outstanding balance of notes receivable subject to SOP 03-3 at June 30, 2006 was $599,013,512.

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

	For the Three Months Ended June 30,
	2006	2005
CONSOLIDATED REVENUE:
Portfolio asset acquisition and resolution	$27,890,748	$24,042,147
Mortgage banking	12,552,606	6,103,859
Consolidated revenue	$40,443,354	$30,146,006

CONSOLIDATED NET INCOME:
Portfolio asset acquisition and resolution	$(2,378,743)	$1,212,614
Mortgage banking	989,331	757,204
Consolidated net income	$(1,389,412)	$1,969,818

	For the Six Months Ended June 30,
	2006	2005
CONSOLIDATED REVENUE:
Portfolio asset acquisition and resolution	$55,834,379	$46,519,874
Mortgage banking	23,271,917	10,728,131
Consolidated revenue	$79,106,296	$57,248,005

CONSOLIDATED NET INCOME:
Portfolio asset acquisition and resolution	$(1,601,295)	$3,175,519
Mortgage banking	1,998,631	1,569,428
Consolidated net income	$397,336	$4,744,947

	June 30, 2006	December 31, 2005
CONSOLIDATED ASSETS:
Portfolio asset acquisition and resolution	$994,638,438	$924,564,871
Mortgage banking	478,344,396	403,675,718
Consolidated assets	$1,472,982,834	$1,328,240,589

Recent Accounting Pronouncements - On July 13, 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Corporation will adopt FIN 48 on January 1, 2007. The cumulative effect, if any, of applying FIN 48 will be recorded as an adjustment to the beginning balance of “Retained earnings.” Management is currently evaluating the effect of FIN 48 on the Corporation.

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

Application of Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 3 to the December 31, 2005 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. We have identified notes receivable and income recognition, discounts on acquired loans, allowance for loan losses, originated loans held for sale, originated loans held for investment, other real estate owned and success fees as the Company’s most critical accounting policies and estimates. The following discussion and analysis of financial condition and results of operations is based on the amounts reported in our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In preparing the consolidated financial statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on our consolidated financial statements. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time.

Portfolio Characteristics

Overall Portfolio

At June 30, 2006, our portfolio (excluding OREO) consisted of $1.04 billion of notes receivable (inclusive of purchase discount not reflected on the face of the balance sheet), $443.3 million of loans held for investment and $3.4 million of loans held for sale. Our total loan portfolio grew 9% to $1.48 billion as of June 30, 2006, from $1.36 billion at December 31, 2005. Not boarded loans represent loans serviced by the seller on a temporary basis. The following table sets forth information regarding the types of properties securing our loans.

UProperty TypesU	UPrincipal BalanceU	Percentage of Total UPrincipal BalanceU
Residential 1-4 family	$1,212,053,886	81.65%
Condos, co-ops, PUD dwellings	142,329,978	9.59%
Manufactured homes	24,051,986	1.62%
Multi-family	1,070,590	0.07%
Secured, property type unknown	48,402,189	3.26%
Commercial	2,429,141	0.16%
Unsecured loans	16,576,535	1.12%
Other	408,813	0.03%
Not boarded	37,173,894	2.50%
Total	$1,484,497,012	100.00%

Geographic Dispersion. The following table sets forth information regarding the geographic location of properties securing the loans in our portfolio at June 30, 2006:

ULocationU	UPrincipal BalanceU	Percentage of Total UPrincipal BalanceU
New York	$174,878,964	11.78%
New Jersey	162,313,592	10.93%
California	120,841,159	8.14%
Florida	97,323,499	6.56%
Pennsylvania	79,232,986	5.34%
Ohio	77,495,833	5.22%
Texas	72,580,927	4.89%
Michigan	51,378,735	3.46%
Illinois	47,514,697	3.20%
Georgia	46,354,880	3.12%
All Others	554,581,740	37.36%
Total	$1,484,497,012	100.00%

Amounts included in the tables above under the heading “Principal Balance” represent the aggregate unpaid principal balance outstanding of notes receivable, loans held for investment and loans held for sale.

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

		June 30, 2006
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 - 30 days	$870,238,324	59%	$977,169,950	66%
Delinquent	31 - 60 days	84,782,587	5%	39,278,084	3%
	61 - 90 days	49,261,922	3%	28,289,389	2%
	90+ days	77,101,084	5%	36,646,494	3%

UBankruptcyU	0 - 30 days	46,637,332	3%	119,960,900	8%
Delinquent	31 - 60 days	10,168,548	1%	6,808,402	-
	61 - 90 days	9,123,347	1%	5,174,772	-
	90+ days	100,746,126	7%	34,731,279	2%

UForeclosureU	0 - 30 days	2,454,723	-	13,458,219	1%
Delinquent	31 - 60 days	1,096,896	-	6,465,546	-
	61 - 90 days	4,169,288	-	11,315,391	1%
	90+ days	191,542,941	13%	168,024,692	11%

Not BoardedP(1)P		37,173,894	3%	37,173,894	3%
	Total	$1,484,497,012	100%	$1,484,497,012	100%
Total loans	0 - 30 days	$919,330,379	62%	$1,110,589,069	75%

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

		December 31, 2005
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 - 30 days	$687,887,057	51%	$791,779,227	58%
Delinquent	31 - 60 days	76,225,331	6%	36,316,774	3%
	61 - 90 days	19,629,463	1%	15,938,651	1%
	90+ days	139,882,279	10%	79,589,478	6%

UBankruptcyU	0 - 30 days	38,018,748	3%	108,931,183	8%
Delinquent	31 - 60 days	11,207,345	1%	7,845,350	1%
	61 - 90 days	4,725,448	-	4,851,743	-
	90+ days	113,808,976	8%	46,132,241	3%

UForeclosureU	0 - 30 days	793,327	-	8,414,493	1%
Delinquent	31 - 60 days	606,737	-	2,934,832	-
	61 - 90 days	895,794	-	2,444,743	-
	90+ days	131,112,327	10%	119,614,117	9%

Not BoardedP(1)P		132,573,874	10%	132,573,874	10%
	Total	$1,357,366,706	100%	$1,357,366,706	100%
Total loans	0 - 30 days	$726,699,132	54%	$909,124,903	67%

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

Notes Receivable Portfolio

At June 30, 2006, our notes receivable portfolio, which consists of purchased loans, included approximately 26,227 loans with an aggregate unpaid principal balance (“UPB”) of $1.04 billion and a net UPB of $977 million (after allowance for loan losses of $61 million), compared with approximately 23,684 loans with an aggregate UPB of $970 million and a net UPB of $903 million (after allowance for loan losses of $67 million) as of December 31, 2005. Impaired loans comprise and will continue to comprise a significant portion of our portfolio. Many of the loans we acquire are impaired loans at the time of purchase. We generally purchase such loans at significant discounts and have considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income is not accrued on impaired loans, interest and fees are received on a portion of loans classified as impaired. The following table provides a breakdown of the notes receivable portfolio by year:

	June 30, 2006	December 31, 2005
Performing loans	$725,340,306	$536,974,892
Allowance for loan losses	10,606,077	14,266,781
Total performing loans, net of allowance for loan losses	714,734,229	522,708,111

Impaired loans	275,268,024	244,986,933
Allowance for loan losses	49,933,211	43,691,572
Total impaired loans, net of allowance for loan losses	225,334,813	201,295,361

Not yet boarded onto servicing system	37,173,894	188,037,218
Allowance for loan losses	-	9,317,802
Not yet boarded onto servicing system, net of allowance for loan losses	37,173,894	178,719,416
Total notes receivable, net of allowance for loan losses	977,242,936	902,722,888

*Accretable Discount	14,240,528	11,360,617
*Nonaccretable Discount	39,212,462	23,981,013

Total Notes Receivable, net of allowance for loan losses and accretable/nonaccretable discounts	$923,789,946	$867,381,258

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

The following table provides a breakdown of the balance of our portfolio of notes receivable between fixed-rate and adjustable-rate loans, net of allowance for loan losses and excluding loans purchased but not yet boarded onto our servicing operations system as of June 30, 2006 of $37,173,894.

	June 30, 2006	December 31, 2005
Performing Loans:
Fixed-rate Performing Loans	$594,649,221	$393,982,311
Adjustable Performing Loans	120,085,008	128,725,800
Total Performing Loans	$714,734,229	$522,708,111

Impaired Loans:
Fixed-rate Impaired Loans	$186,189,095	$167,093,004
Adjustable Impaired Loans	39,145,718	34,202,357
Total Impaired Loans	$225,334,813	$201,295,361
Total Notes	$940,069,042	$724,003,472

*Accretable Discount	$14,240,528	$11,360,617
*Nonaccretable Discount	$39,212,462	$13,953,006
Total Notes Receivable, net of allowance for loan losses and accretable/nonaccretable discounts, excluding loans not boarded onto servicing systems	$886,616,052	$698,689,849

Loan Acquisitions

We purchased approximately $133.5 million in assets (principally residential single-family first and second lien loans) during the second quarter of 2006, compared with approximately $81.8 million in assets (principally residential single-family first and second lien loans) during the second quarter of 2005. For the six months ended June 30, 2006, we purchased $237.3 million of loans as compared with $193.6 million for the same period in 2005. The following table sets forth the amounts and purchase prices of our mortgage loan acquisitions during the three and six months ended June 30, 2006 and June 30, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Number of loans	3,740	1,044	10,408	5,160
Aggregate unpaid principal balance at acquisition	$133,462,289	$81,808,510	$237,289,905	$193,583,799
Purchase price	$120,146,984	$74,884,736	$216,054,218	$173,407,681
Purchase price percentage	90%	92%	91%	90%

During the quarter ended June 30, 2006, we acquired a portfolio of 1,430 loans, the majority of which consisted of second lien mortgage loans, with an unpaid principal balance of $17.1 million at a purchase price percentage of approximately 75%.

Notes Receivable Dispositions

In the ordinary course of our loan servicing process and through the periodic review of our portfolio of purchased loans, there are certain loans that, for various reasons, we determine to sell. We typically sell these loans on a whole-loan basis, servicing-released for cash. The following table sets forth our dispositions of purchased loans during the three and six months ended June 30, 2006 and June 30, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sale of Performing Loans
Aggregate unpaid principal balance	$-	$7,337,363	$-	$7,337,363
Gain on sale	$-	$618,881	$-	$618,881

Sale of Non-Performing Loans
Aggregate unpaid principal balance	$-	$23,491,405*	$161,149	$23,491,405	*
Gain on sale	$-	$47,021	$69,049	$47,021

Total gain on sale	$-	$665,902	$69,049	$665,902

*  Sale of credit card portfolio. The carrying value of this portfolio was $1.2 million.

Tribeca’s Loan Originations

The following table sets forth Tribeca’s loan originations, as well as dispositions, during the three and six months ended June 30, 2006 and June 30, 2005.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006		2005	2006		2005
Number of loans originated	467		485	944		873
Original principal balance	$99,638,002		$105,382,820	$204,413,207		$193,307,037
Average loan amount	$213,358		$217,284	$216,539		$221,428

Originated as fixed	$6,415,450		$10,357,605	$10,479,900		$17,276,905
Originated as ARM*	$93,222,552		$95,025,215	$193,933,307		$176,030,132

Number of loans sold	119		114	144		185
Aggregate face value	$27,041,507		$23,191,382	$33,793,948		$36,602,558
Gain on sale	$170,924		$578,306	$336,796		$906,233
Gain on sale percentage	0.63	%**	2.49%	1.00	%**	2.48%

*	Originated ARM loans are principally fixed-rate for the first two years and six-month adjustable-rate for the remaining term.

**	In the three months ended June 30, 2006, we sold $7.5 million of originated loans held for sale to investors at a loss of $269,000; these loans did not meet investor requirements.

Property Types of Originated Loans. At June 30, 2006, Tribeca’s portfolio consisted of $443.3 million of loans originated and held for investment and $3.4 million of loans held for sale. Tribeca’s portfolio of loans held for investment grew 18% to $443.3 million as of June 30, 2006, from $374.5 million at December 31, 2005. The following table sets forth information regarding the types of properties securing Tribeca’s portfolio of loans held for investment.

	Loans Held for Investment at June 30, 2006
UProperty TypesU	UPrincipal BalanceU	Percentage of Total UPrincipal BalanceU
Residential 1-4 family	$410,290,681	92.55%
Condos, co-ops, PUD dwellings	31,014,946	7.00%
Manufactured homes	83,931	0.02%
Multi-family	132,933	0.03%
Commercial	1,704,174	0.38%
Unsecured loans	74,639	0.02%
Total	$443,301,304	100.00%

Geographic Dispersion of Originated Loans. The following table sets forth information regarding the geographic location of properties securing all loans originated by Tribeca during the six months ended June 30, 2006 and the aggregate portfolio of loans originated and held for investment at June 30, 2006:

	Loans Originated for Six Months Ended June 30, 2006		Loans Held for Investment at June 30, 2006
Location	Principal Balance	Percentage of Total Principal Balance	Principal Balance	Percentage of Total Principal Balance
New Jersey	$72,285,944	35.36%	$141,462,753	31.91%
New York	55,608,732	27.20%	136,054,760	30.69%
Pennsylvania	15,103,675	7.39%	40,642,908	9.17%
Maryland	11,856,824	5.80%	18,656,064	4.21%
Florida	11,720,085	5.73%	23,345,719	5.27%
Massachusetts	10,601,825	5.19%	24,035,046	5.42%
Virginia	7,171,423	3.51%	15,899,276	3.59%
Connecticut	6,766,950	3.31%	14,088,337	3.18%
California	3,224,700	1.58%	9,259,854	2.09%
North Carolina	2,663,250	1.30%	3,393,443	0.76%
All Others	7,409,799	3.63%	16,463,144	3.71%
Total	$204,413,207	100.00%	$443,301,304	100.00%

Delinquency. The following tables provide a breakdown of the delinquency status of our loans held for investment and loans held for sale portfolios as of the dates indicated, by principal balance. Because we specialize in originating residential mortgage loans for individuals with credit histories, income and/or factors that cause them to be classified as non-prime borrowers, a substantially greater portion of the loans we originate experience varying degrees of delinquency, foreclosure and bankruptcy than those of prime lenders. However, due to the fairly conservative loan-to-value ratios, we typically collect full payment of principal on delinquent loans that are in the process of foreclosure. We monitor the payment status of our borrowers based on both contractual delinquency and recency delinquency. By contractual delinquency, we mean the delinquency of payments relative to the contractual obligations of the borrower. By recency delinquency, we mean the recency of the most recent full monthly payment received from the borrower. By way of illustration, on a recency delinquency basis, if the borrower has made the most recent full monthly payment within the past 30 days, the loan is shown as current regardless of the number of contractually delinquent payments. In contrast, on a contractual delinquency basis, if the borrower has made the most recent full monthly payment, but has missed an earlier payment or payments, the loan is shown as contractually delinquent. We classify a loan as in foreclosure when we determine that the best course of action to maximize recovery of unpaid principal balance is to begin the foreclosure process. We classify a loan as in bankruptcy when we receive notice of a bankruptcy filing from the bankruptcy court.

		June 30, 2006
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 - 30 days	$267,047,771	60%	$300,640,186	67%
Delinquent	31 - 60 days	39,078,871	9%	22,029,662	5%
	61 - 90 days	23,540,316	5%	15,306,210	3%
	90+ days	25,403,759	5%	17,094,659	4%

UBankruptcyU	0 - 30 days	-	-	1,261,292	-
Delinquent	31 - 60 days	55,827	-	205,786	-
	61 - 90 days	160,925	-	276,029	-
	90+ days	3,559,326	1%	2,032,971	-

UForeclosure*	0 - 30 days	724,171	-	4,538,346	1%
Delinquent	31 - 60 days	263,147	-	3,094,427	1%
	61 - 90 days	3,442,945	1%	6,863,270	2%
	90+ days	83,437,730	19%	73,371,950	16%

	Total	$446,714,788	100%	$446,714,788	100%
Total loans	0 - 30 days	$267,771,942	60%	$306,439,824	69%

*
$87.9 million of loans were in various stages of the foreclosure process; our servicing practice for this portfolio is to move loans into our foreclosure collection process at an early stage of delinquency.

		December 31, 2005
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 - 30 days	$277,508,660	72%	$309,162,953	80%
Delinquent	31 - 60 days	29,203,954	8%	15,606,343	4%
	61 - 90 days	8,504,760	2%	7,192,915	2%
	90+ days	23,073,068	6%	6,328,231	2%

UBankruptcyU	0 - 30 days	859,676	-	1,697,063	-
Delinquent	31 - 60 days	341,989	-	101,250	-
	61 - 90 days	279,669	-	66,490	-
	90+ days	1,842,298	-	1,458,829	-

UForeclosure*U	0 - 30 days	-	-	2,659,754	1%
Delinquent	31 - 60 days	606,737	-	1,113,952	-
	61 - 90 days	669,889	-	638,318	-
	90+ days	44,476,962	12%	41,341,564	11%

	Total	$387,367,662	100%	$387,367,662	100%
Total loans	0 - 30 days	$278,368,336	72%	$313,519,770	81%

*
$45.6 million of loans were in various stages of the foreclosure process; our servicing practice for this portfolio is to move loans into our foreclosure collection process at an early stage of delinquency.

Other Real Estate Owned

The following table sets forth our real estate owned, or OREO portfolio, and OREO sales during the three and six months ended June 30, 2006 and June 30, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Other real estate owned	$19,394,263	$17,340,979	$19,394,263	$17,340,979
OREO as a percentage of total assets	1.32%	1.66%	1.32%	1.66%
OREO sold	$8,284,103	$9,108,242	$15,830,201	$15,886,956
Gain on sale	$440,741	$400,402	$1,242,283	$656,383

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Overview. The Company had a net loss of $1.4 million for the second quarter of 2006, compared with net income of $2.0 million for the second quarter of 2005, a decrease of 171%. Revenues increased by 34% to $40.4 million for the three months ended June 30, 2006, from $30.1 million for the three months ended June 30, 2005. The Company had a loss per common share for the three months ended June 30, 2006 of $0.18 both on a diluted and basic basis, compared to earnings per share of $0.29 on a diluted basis and $0.33 on a basic basis for the three months ended June 30, 2005. During the second quarter of 2006, we acquired S&D loans with an aggregate face amount of $133.5 million and we originated $99.6 million of non-prime loans. We increased the size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at June 30, 2006 to $1.37 billion from $1.25 billion at the end of 2005. Correspondingly, our total debt outstanding grew to $1.40 billion at June 30, 2006 from $1.26 billion at December 31, 2005. As a result of the increase of our total debt, and the impact of the rise in short-term interest rates since mid-2005 on our interest-sensitive borrowings, interest expense (inclusive of amortization of deferred financing costs) increased $11.7 million, or 68%, during the second quarter of 2006 compared with the same period in 2005. Our average cost of funds during the three months ended June 30, 2006 increased to 7.86% from 6.51% during the three months ended June 30, 2005. At June 30, 2006, the weighted average interest rate of borrowed funds was 7.92%. Collection, general and administrative expenses increased $2.5 million, or 32%, to $10.4 million during the three months ended June 30, 2006, from $7.9 million for the same period in 2005. The increase in collection, general and administrative expenses reflected for the most part the growth of the Company during the past twelve months, as total assets increased 40% from June 30, 2005. The provision for loan losses increased $2.1 million to $3.2 million in the three months ended June 30, 2006, principally due to higher than expected default rates in certain pools of loans purchased in mid-2004. Stockholders’ equity increased 4% to $49.3 million at June 30, 2006 from $47.6 million at December 31, 2005.

Revenues. Revenues increased by $10.3 million, or 34%, to $40.4 million during the second quarter of 2006, from $30.1 million during the same period in 2005. Revenues include interest income, purchase discount earned, gains on sales of notes receivable, gains on sales of loans held for sale, gains on sales of OREO and prepayment penalties and other income.

Interest income increased by $11.3 million or 47%, to $35.3 million during the three months ended June 30, 2006 from $24.0 million during the three months ended June 30, 2005. The increase in interest income reflected the significant increase in the portfolio of gross notes receivable and loans held for investment during the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Purchase discount earned decreased by $644,000, or 22%, to $2.2 million during the second quarter of 2006 from $2.9 million during the second quarter of 2005. This decrease resulted primarily from the increase in the purchase price of portfolios relative to unpaid principal at acquisition of portfolios purchased during 2005, particularly the portfolios purchased in the second half of 2005, which resulted in less purchase discount available for accretion of discount compared with portfolios purchased in prior years. We received $72.3 million of principal payments from notes receivable during the three months ended June 30, 2006 compared with $73.5 million of principal payments during the same period in 2005.

There were no sales of notes receivable during the three months ended June 30, 2006. The Company realized a gain on sale of notes receivable of $666,000 from sales of $7.3 million of performing notes receivable and credit card receivables with a face amount of $23.5 million during the three months ended June 30, 2005.

Gain on sale of originated loans held for sale decreased by $407,000, or 70%, to $171,000 during the three months ended June 30, 2006, from $578,000 during the three months ended June 30, 2005. The Company sold $27.0 million of originated loans during the three months ended June 30, 2006, of which $7.5 million were loans that were originated for sale to investors, but, for various reasons, did not meet investor requirements and therefore were sold at a loss, compared with $23.2 million of loans during the three months ended June 30, 2005. The average gain on loans sold decreased from 2.49% during the second quarter of 2005 to 0.63% during the second quarter of 2006, principally due to the sale of $7.5 million of loans at a loss. Excluding the $7.5 million of loans sold referred to above, the average gain on loans sold in the second quarter of 2006 was 1.63%.

Gain on sale of OREO increased by $40,000, or 10%, to $441,000 during the three months ended June 30, 2006, from $400,000 during the three months ended June 30, 2005. We sold 150 OREO properties with an aggregate carrying value of $8.3 million during the second quarter of 2006, as compared to 147 OREO properties in the aggregate amount of $9.1 million during the second quarter of 2005.

Prepayment penalties and other income (principally late charges and other servicing fees) increased by $700,000, or 41%, to $2.3 million during the three months ended June 30, 2006 from $1.7 million during the corresponding period last year. This increase was primarily due to an increase in prepayment penalties as a result of accelerated loan pay offs during the three months ended June 30, 2006, as compared with the corresponding period in 2005. This was primarily attributable to the increased size of both our portfolio of purchased loans and loans held for investment, combined with continued low mortgage interest rates. Increased late charges resulting primarily from the growth in the size of our loan portfolios also contributed to the increase.

Operating Expenses. Operating expenses increased by $16.4 million, or 62%, to $42.9 million during the second quarter of 2006 from $26.5 million during the same period in 2005. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

Interest expense increased by $11.6 million, or 71%, to $27.9 million during the three months ended June 30, 2006, from $16.3 million during the three months ended June 30, 2005. This increase was the result of the increase in total debt, which was $1.40 billion as of June 30, 2006 as compared with $1.00 billion as of June 30, 2005, reflecting additional borrowings to fund the growth in total assets during this period. In addition, our average cost of funds during the three months ended June 30, 2006 increased to 7.86% from 6.51% during the three months ended June 30, 2005, reflecting the continued rise in short-term interest rates and its effect on our interest-rate sensitive borrowings.

Collection, general and administrative expenses increased by $2.5 million, or 32%, to $10.4 million during the three months ended June 30, 2006, from $7.9 million during the corresponding period in 2005. Collection, general and administrative expenses as a percentage of average assets decreased from 3.11% during the three months ended June 30, 2005 to 2.89% during the three months ended June 30, 2006, reflecting the growth of the Company and the increase in total assets. Salaries and employee benefits expenses increased by $1.6 million, or 52%, reflecting an increase in the number of employees, incentive awards of restricted stock for new senior management (an increase in expense of $865,000) and stock option expenses incurred during the second quarter of 2006. We ended the second quarter of 2006 with 225 employees as compared to 213 at the end of the second quarter of 2005. The cost of outside services, such as appraisals, incurred in servicing delinquent loans increased by $321,000, or 289%, to $432,000 from $111,000 during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due to increases in foreclosure activity as a result of a larger total portfolio of notes receivable and certain loans purchased in various stages of delinquency and foreclosure. Legal fees, principally relating to increased activity with respect to foreclosures, increased by $271,000, or 23%, to $1.5 million from $1.2 million during the same period last year. Professional fees increased by $228,000, or 34%, to $899,000 from $671,000 due to increased audit, tax and recruitment fees. All other general and administrative expenses, including loan portfolio acquisition costs, increased by $123,000, or 4%, to $3.0 million from $2.9 million during the three months ended June 30, 2005 due to an increase in portfolios purchased and considered for purchase compared to the same period last year.

The provision for loan losses increased by $2.1, or 200%, to $3.2 million during the three months ended June 30, 2006, from $1.1 million during the three months ended June 30, 2005. This increase was primarily due to higher than expected default rates experienced in certain pools of loans purchased in mid-2004.

Amortization of deferred financing costs increased by $118,000 or 12%, to $1.1 during the second quarter of 2006 from $1.0 million during the second quarter of 2005. This increase resulted primarily from the growth in debt to fund the expansion of the portfolio of loans acquired and originated, and the increased pace of loan portfolio prepayments during the second quarter of 2006 that caused a corresponding increase in the pay down of senior debt.

Depreciation expenses increased by $42,000, or 20%, to $252,000 in the second quarter of 2006, principally due to leasehold improvements related to the Company’s new office facility in New Jersey and the addition and upgrading of computer hardware and software during 2005 and 2006.

Our pre-tax income decreased by $6.0 million, or 167%, to a loss of $2.4 million during the three months ended June 30, 2006, from income of $3.6 million during the three months ended June 30, 2005 for the reasons set forth above.

During the three months ended June 30, 2006, the Company had a tax benefit of $1.0 million as compared to a tax provision of $1.7 million during the three months ended June 30, 2005. Due to the loss incurred during the second quarter of 2006, there was no tax provision compared with a 46% effective tax rate for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Overview. Net income totaled $397,000 for the first half of 2006, compared with $4.7 million for the first half of 2005, a decrease of 92%. Revenues increased by 38% to $79.1 million for the six months ended June 30, 2006, from $57.2 million for the six months ended June 30, 2005. Earnings per common share for the six months ended June 30, 2006 was $0.05 both on a diluted and a basic basis, compared to $0.71 and $0.79 for the six months ended June 30, 2005, respectively. During the first half of 2006, we acquired S&D loans with an aggregate face amount of $237.3 million and we originated $204.4 million of non-prime loans. We increased the size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at June 30, 2006 to $1.37 billion from $1.25 billion at the end of 2005, and from $1.01 billion at June 30, 2005. Correspondingly, our total debt outstanding grew to $1.40 billion at June 30, 2006 from $1.26 billion at December 31, 2005, and from $1.01 billion at June 30, 2005. As a result of the increase of our total debt, and the impact of the rise in short-term interest rates since mid-2005 on our interest-sensitive borrowings, interest expense (inclusive of amortization of deferred financing costs) increased $23.2 million, or 74%, to $52.4 million, during the first half of 2006, compared with the same period in 2005. Our average cost of funds during the six months ended June 30, 2006 increased to 7.69% from 6.20% during the six months ended June 30, 2005. At June 30, 2006, the weighted average interest rate of borrowed funds was 7.92%. Collection, general and administrative expenses increased $4.0 million, or 26%, to $18.4 million, during the six months ended June 30, 2006 from $14.6 million for the same period in 2005. The increase in collection, general and administrative expenses reflected for the most part the growth of the Company during the past twelve months as total assets increased 40% from June 30, 2005. The provision for loan losses increased $2.8 million to $5.0 million in the six months ended June 30, 2006, principally due to higher default rates experienced in certain pools of loans purchased in mid-2004. Stockholders’ equity increased 4% to $49.3 million at June 30, 2006 from $47.6 million at December 31, 2005.

Revenues. Revenues increased by $21.9 million, or 38%, to $79.1 million during the first half of 2006, from $57.2 million during the same period in 2005. Revenues include interest income, purchase discount earned, gains on sales of notes receivable, gains on sales of loans held for sale, gains on sales of OREO and prepayment penalties and other income.

Interest income increased by $21.9 million or 47%, to $68.8 million during the six months ended June 30, 2006 from $46.9 million during the six months ended June 30, 2005. The increase in interest income reflected the significant increase in the portfolio of gross notes receivable and loans held for investment during the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Purchase discount earned decreased by $900,000, or 18%, to $4.2 million during the first half of 2006 from $5.1 million during the first half of 2005. This decrease resulted primarily from the increase in the purchase price of portfolios relative to unpaid principal at acquisition of portfolios purchased during 2005, particularly portfolios purchased in the second half of 2005, which resulted in less purchase discount available for accretion of discount compared with portfolios purchased in prior years. We received $140.5 million of principal payments from notes receivable during the six months ended June 30, 2006 compared with $130.5 million of principal payments during the same period in 2005.

Gain on sale of notes receivable decreased by $597,000, or 90%, to $69,000 for the six months ended June 30, 2006 from $666,000 for the six months ended June 30, 2005. The Company sold a total of $161,000 in non-performing notes receivable during the six months ended June 30, 2006, as compared to a total of $7.3 million of performing notes receivable and credit card receivables with a face amount of $23.5 million during the six months ended June 30, 2005.

Gain on sale of originated loans held for sale decreased by $569,000, or 63%, to $337,000 during the six months ended June 30, 2006, from $906,000 during the six months ended June 30, 2005. The Company sold $33.8 million of originated loans during the six months ended June 30, 2006, of which $7.5 million were loans that were originated for sale to investors, but, for various reasons, did not meet investor requirements and therefore were sold at a loss, compared with $36.6 million of loans during the six months ended June 30, 2005. The average gain on loans sold decreased from 2.48% during the first half of 2005 to 1.00% during the first half of 2006 due to the sale of $7.5 million of loans at a loss. Excluding the $7.5 million of loans sold referred to above, the average gain on loans sold was 1.79% for the first half of 2006.

Gain on sale of OREO increased by $586,000, or 89%, to $1.2 million during the six months ended June 30, 2006, from $656,000 during the six months ended June 30, 2005. During the first half of 2006, certain properties were sold at prices greater than the estimated values set at the time we acquired the properties. We sold 285 OREO properties with an aggregate carrying value of $15.8 million during the first half of 2006, as compared to 253 OREO properties in the aggregate amount of $15.9 million during the first half of 2005. The increase in the number of properties sold reflected the growth in our OREO inventory due to both an increase in foreclosures as our notes receivable portfolio grew and the purchase of loans during the past two years that were already in the foreclosure process.

Prepayment penalties and other income (principally late charges and other servicing fees) increased by $1.5 million or 49%, to $4.5 million during the six months ended June 30, 2006 from $3.0 million during the corresponding period last year. This increase was primarily due to an increase in prepayment penalties received, as a result of accelerated loan pay offs, during the six months ended June 30, 2006, as compared with the corresponding period in 2005. This was primarily attributable to the increased size of both our portfolio of purchased loans and loans held for investment, combined with continued low mortgage interest rates. Increased late charges resulting primarily from the growth in the size of our loan portfolios also contributed to the increase.

Operating Expenses. Operating expenses increased by $30.0 million, or 62%, to $78.4 million during the first half of 2006 from $48.5 million during the same period in 2005. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

Interest expense increased by $22.9 million, or 78%, to $52.4 million during the six months ended June 30, 2006, from $29.5 million during the six months ended June 30, 2005. This increase was the result of the increase in total debt, which was $1.40 billion as of June 30, 2006 as compared with $1.00 billion as of June 30, 2005, reflecting additional borrowings to fund the growth in total assets during this period. In addition, our average cost of funds during the six months ended June 30, 2006 increased to 7.69% from 6.20% during the six months ended June 30, 2005, reflecting the continued rise in short-term interest rates and its effect on our interest-rate sensitive borrowings.

Collection, general and administrative expenses increased by $3.8 million, or 26%, to $18.4 million during the six months ended June 30, 2006, from $14.6 million during the corresponding period in 2005. Collection, general and administrative expenses as a percentage of average assets decreased from 3.03% during the six months ended June 30, 2005 to 2.62% during the six months ended June 30, 2006, reflecting the increase in the Company’s total assets. Salaries and employee benefits expenses increased by $2.1 million, or 34%, reflecting an increase in the number of employees and stock option and restricted stock expenses (an increase in expense of $849,000) recognized in the first half of 2006. We ended the first half of 2006 with 225 employees as compared to 213 at the end of the first half of 2005. Legal fees, principally relating to increased activity with respect to foreclosures, increased by $518,000, or 26%, to $2.5 million from $2.0 during the same period last year. Other general and administrative expenses which include loan portfolio acquisition costs, increased by $589,000, or 12%, to $5.6 million from $5.0 million during the six months ended June 30, 2005 due to the direct costs associated with portfolios purchased and portfolios considered for purchase compared to the same period last year. The cost of outside services, such as appraisals, incurred in servicing delinquent loans increased by $369,000, or 142%, to $629,000 from $260,000 during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to increases in foreclosure activity as a result of a larger total portfolio of notes receivable and certain loans purchased in various stages of delinquency and foreclosure. Professional fees increased by $237,000, or 19%, from $1.3 million during the first half of 2006 due to increased audit, tax and recruiting fees.

The provision for loan losses increased by $2.8 million, or 124%, to $5.0 million during the six months ended June 30, 2006, from $2.3 million during the six months ended June 30, 2005. This increase was primarily due to higher than expected default rates experienced in certain pools of loans purchased in mid-2004.

Amortization of deferred financing costs increased by $333,000, or 20%, to $2.0 during the first half of 2006 from $1.7 million during the first half of 2005. This increase resulted primarily from the growth in debt to fund the expansion of the portfolio of loans acquired and originated, and the increased pace of loan portfolio prepayments during the first half of 2006 that caused a corresponding increase in the pay down of senior debt.

Depreciation expenses increased by $148,000, or 36%, to $563,000 in the first half of 2006, principally due to leasehold improvements related to the Company’s new office facility in New Jersey and the addition and upgrading of computer hardware and software during 2005 and the six months ending June 30, 2006.

Our pre-tax income decreased by $8.1 million, or 92%, to $703,000 during the six months ended June 30, 2006 from $8.8 million during the six months ended June 30, 2005 for the reasons set forth above.

During the six months ended June 30, 2006, the Company had a provision for income taxes of $305,000 as compared to a provision of $4.1 million during the six months ended June 30, 2005. Due to the Company’s relocation of servicing, administrative and other operations from New York City to New Jersey in August 2005, our effective tax rate for the first half of 2006 declined to 43% from 46% for the six months ended June 30, 2005.

Liquidity and Capital Resources

General

During the three months ended June 30, 2006, we purchased 3,740 loans, consisting primarily of first and second mortgages, with an aggregate face value of $133.5 million at an aggregate purchase price of $120.1 million, or 90% of face value. During the six months ended June 30, 2006, we purchased 10,408 loans with an aggregate face value of $237.3 million at an aggregate purchase price of $216.1 million, or 91% of face value. All acquisitions acquired were funded through borrowings under our master credit facility.

During the three and six months ended June 30, 2006, we originated $99.6 million and $204.4 million of loans, respectively, through our origination subsidiary, Tribeca. Originations are initially funded through borrowings under our warehouse facility, and loans originated for portfolio are subsequently funded with term debt after transfer to portfolio. In the first quarter of 2006, Tribeca and certain of its subsidiaries entered into master credit and security agreements with each of our principal lender and BOS (USA) Inc., an affiliate of Bank of Scotland, the proceeds of which were used to refinance and consolidate certain term loans with our principal lender.

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

As a result of the growth of the loan portfolios and our strengthened balance sheet, management has begun to explore potential additional sources of funding for financing portfolio acquisitions and loan originations. We have been evaluating the feasibility of securitizing certain acquired and originated loans in order to seek a lower cost funding alternative and possibly to reduce somewhat the short-term interest sensitivity of our borrowings. In addition, we have begun to seek additional term debt funding alternatives with banks and other financial institutions in order to expand our borrowing capabilities.

Short-term Investments. The Company’s short-term investment portfolio includes U.S. treasury bills and investment-grade commercial paper. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs and expansion of the loan portfolio. At June 30, 2006, the Company had short-term investments of $16.1 million, consisting of investment-grade commercial paper and U.S. treasury bills.

Cost of Funds. As of June 30, 2006, we had total borrowings of $1.40 billion, of which $1.37 billion was under our term loan facilities and an aggregate of $35.0 million was under our warehouse facility. Substantially all of the debt under our term loan facilities was incurred in connection with the purchase and origination of, and is secured by, our acquired notes, originated loans held for investment and OREO portfolios. At June 30, 2006, approximately $8.1 million of our term debt accrues interest at a rate of prime plus a margin of 0% to 1.75%, $795.1 million accrues interest at the FHLB 30-day LIBOR advance rate plus 2.5%, $563.2 million accrues interest at the FHLB 30-day LIBOR advance rate plus 3.0%, $386,000 accrues interest at the FHLB 30-day LIBOR advance rate plus 3.375% and $878,000 accrues interest at the FHLB 30-day LIBOR advance rate plus 3.875%. Our warehouse facility is utilized to fund Tribeca’s originations of loans pending sale to others or pending funding under our term debt facility for loans to be held for investment. The interest rate on the warehouse debt was 7.75% at June 30, 2006, compared with a rate of 6.75% at December 31, 2005. At June 30, 2006, the weighted average interest rate on senior debt under our master credit facilities was 7.92%. The weighted average interest rate on senior debt at December 31, 2005 and June 30, 2005 was 7.28% and 6.49%, respectively.

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

At June 30, 2006, we had cash and cash equivalents of $3.9 million compared with $3.9 million at December 31, 2005. Restricted cash of $39.4 million and $17.0 million at June 30, 2006 and December 31, 2005, respectively, was restricted under our credit agreements and lockbox facility with our primary lead lending bank, Sky Bank. Restricted cash increased $22.4 million from December 31, 2005 due principally to an increase in cash collected in the latter part of June, which was held in anticipation of a corresponding paydown of debt required on the fifth of the next month.

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

Net cash provided by operating activities was $11.5 million as of June 30, 2006, compared with cash provided of $185,000 during the six months ended June 30, 2005. The increase in cash provided by operating activities during the six months ended June 30, 2006 was due primarily to a decrease in the volume of loans originated for sale in the secondary market. The volume of such loan originations can vary widely from period to period, depending to a large extent on secondary market conditions.

Net cash used in investing activities was $148.3 million in the six months ended June 30, 2006, compared to $161.0 million of cash used in the six months ended June 30, 2005. The decrease in cash used during the six months ended June 30, 2006 was primarily due to increased principal collections of notes receivable and loans held for investment of $88.8 million and an increase in the proceeds from sale of loans held for investment of $5.3 million, which was partially offset by an increase in both the purchase of notes receivable of $42.6 million and the origination of loans held for investment of $29.2 million.

Net cash provided by financing activities decreased to approximately $136.8 million during the six months ended June 30, 2006, from $162.0 million provided by financing activities during the six months ended June 30, 2005. The decrease resulted primarily from increased repayments of outstanding notes payable and financing agreements of $118.2 million (the result of increased prepayments of both notes receivable and loans held for investment), which was partially offset by increases in the proceeds of notes payable and financing agreements of $91.5 million.

Borrowings

As of June 30, 2006, the Company owed an aggregate of $1.40 billion under several credit facilities with our lender. These borrowings are shown in the Company’s financial statements as “Notes payable” (referred to as “term loans” herein) and “Financing agreements” (referred to as the “warehouse facility” herein).

Senior Debt Facility

General. On October 13, 2004, the Company, and its finance subsidiaries, entered into a Master Credit and Security Agreement with Sky Bank, an Ohio banking corporation, which we refer to as our lender. Under this master credit facility, we request loans to finance the purchase of residential mortgage loans or refinance existing outstanding loans. The facility does not include a commitment to additional lendings, which are therefore subject to our lender’s discretion as well as any regulatory limitations to which our lender is subject. The facility expires on October 13, 2006. Based on our historical experience with Sky Bank, we expect that this facility will be extended prior to this date.

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

Upon each closing of a subsidiary loan after June 23, 2006, we are required to pay an origination fee equal to 0.50% of the amount of the subsidiary loan unless otherwise agreed to by our lender and our finance subsidiary. For loans funded between July 1, 2005 and June 23, 2006, the origination fee paid was 0.75% of the amount of the subsidiary loan, and for loans funded prior to July 1, 2005, the origination fee paid was 1% of the amount of the subsidiary loan unless otherwise agreed to by our lender and the subsidiary. Upon repayment of subsidiary loans, our lender is generally entitled to receive a fee (referred to as a success fee) equal to the lesser of (i) 0.50% or with respect to certain subsidiaries whose loans were originated before 1996, 1% of the original principal balance of the subsidiary loan or (ii) 50% of the remaining cash flows of the pledged mortgage loans related to such subsidiary loan as and when received by the relevant subsidiary after the repayment of the subsidiary loan. In connection with certain subsidiary loans, we and our lender have agreed to specified minimum fees and fee waivers. Effective June 26, 2006, the success fee has been eliminated for all new subsidiary loans.

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

Covenants; Events of Default. The master credit facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, a covenant that we and our subsidiaries together maintain a minimum net worth of at least $10 million. The facility contains events of default customary for facilities of this type (with customary grace and cure periods, as applicable). We believe that we are in compliance with such covenants as of June 30, 2006.

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

The warehouse facility is secured by a lien on all of the mortgage loans delivered to our lender or in respect of which an advance has been made as well as by all mortgage insurance and commitments issued by insurers to insure or guarantee pledged mortgage loans. Tribeca also assigns all of its rights under third-party purchase commitments covering pledged mortgages and the proceeds of such commitments and its rights with respect to investors in the pledged mortgages to the extent such rights are related to pledged mortgages. In addition, we have provided a guaranty of Tribeca’s obligations under the warehouse facility, which is secured by a lien on substantially all of our personal property. As of June 30, 2006, Tribeca had approximately $25.0 million available under this facility.

Tribeca Term Loans

As of June 30, 2006, Tribeca, through its subsidiaries, had borrowed an aggregate of $414.6 million in term loans refinancing outstanding advances under the warehouse facility. Each of the term loans is made pursuant and subject to the term loan and security between Tribeca and our lender and a term note. Interest on the loans is payable monthly at a floating rate equal to the highest Federal Home Loan Bank of Cincinnati 30-day advance rate published by Bloomberg under the symbol FHL5LBRI. The interest rate on Tribeca’s term loans is based on the same rate and margin matrix as loans made under the Master Credit Facility. In addition, upon the closing of each term loan, the applicable subsidiary-borrower pays an origination fee of approximately 0.50% of the amount of the loan, and pays certain other fees (referred to as success fees) at the termination of the applicable term loan. Effective June 26, 2006, the success fee has been eliminated on all future fundings. The origination fee was 1% of the amount of the loan for loans funded prior to July 1, 2005. The unpaid balance of each term loan is amortized over a period of 20 years, but matures three years after the loan was made. Each term loan is subject to mandatory payment under certain circumstances. Each subsidiary-borrower is required to make monthly payments of the principal of its outstanding loan. Each term loan is secured by a lien on certain promissory notes and hypothecation agreements, as well as all monies, securities and other property held by, received by or in transit to our lender. The term loan agreements contain affirmative and negative covenants and events of default customary for financings of this type. We believe that we are in compliance with such covenants as of June 30, 2006.

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

In addition, upon each closing of a subsidiary loan, Sky is entitled to receive an origination fee equal to 0.50% of the amount of such loan. Upon repayment of subsidiary loans, Sky is generally entitled to receive a fee (referred to as a success fee) equal to the lesser of (a) 50% of the remaining payments which are subsequently paid under the remaining pledged mortgage loans related to a satisfied subsidiary loan or (b) 0.50% of the original principal amount of the relevant subsidiary loan. As of June 26, 2006, this success fee has been eliminated on all future fundings.

The unpaid principal balance of each loan will be amortized over a period of 20 years, but matures three years after the date the loan was made. Tribeca’s subsidiaries are required to make monthly amortization payments and payments of interest on each of their outstanding loans.

The facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants that require Tribeca and its subsidiaries, together, to maintain a minimum net worth of at least $3,500,000 and rolling four-quarter pre-tax net income of $750,000. The facility contains events of default customary for facilities of this type. We believe that we are in compliance with such covenants as of June 30, 2006.

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

On March 24, 2006, Tribeca and one of Tribeca’s subsidiaries (the “Tribeca Subsidiary Borrower”) entered into a $100,000,000 Master Credit and Security Agreement (the “BOS Loan”) with BOS (USA) Inc., an affiliate of Bank of Scotland. On March 26, 2006, $98.2 million of proceeds of the BOS Loan were used to consolidate and refinance prior term loans made to certain Tribeca subsidiaries. The outstanding balance of the BOS Loan was $91.9 million at June 30, 2006. Interest on the BOS Loan is payable monthly at a floating rate equal to the FHLBC Rate plus an applicable margin as follows:

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

June 27, 2006 Modifications to Sky Bank Financing Arrangements

On June 27, 2006, we received from our lead lending bank a letter (the “June Modification Letter”) modifying the Master Credit and Security Agreements for both Franklin Credit Management Corporation and Tribeca Lending Corporation, together referred to as the “Master Credit Facilities.” Pursuant to the June Modification Letter, the origination fee payable upon the closing of term loans under the Franklin Master Credit Facility made on or after June 26, 2006 is reduced from 75 basis points to 50 basis points. In addition, Franklin and Tribeca will no longer be required to pay Sky Bank a success fee upon the successful payoff of term loans made on or after June 26, 2006 under the Master Credit Facilities.

August 2, 2006 Modifications to Sky Bank Financing Arrangements

On August 2, 2006, the Company received a letter from its lead lending bank (the “August Modification Letter”) modifying the Master Credit Facilities. Pursuant to the August Modification Letter, the interest rate to be charged by Sky Bank for all debt originated under the Master Credit Facilities before July 1, 2005, excluding the portion of such debt that is shared by two additional financial institutions who participate in the Master Credit Facilities and subject to various participation agreements thereto, shall be lowered initially by at least 25 basis points no later than October 1, 2006 and then by an additional 25 basis points no later than January 1, 2007. These rate reductions will occur according to the following schedule based on actions taken by the Federal Reserve, but will not in any event exceed a total of 50 basis points.

Federal Reserve Action	Change to Interest Rate Margin Charged by Sky Bank
If the Federal Reserve raises the federal funds rate by 25 basis points at its meeting on or about August 8, 2006	Rate reduction of 25 basis points effective September 1, 2006

If the Federal Reserve raises the federal funds rate by 50 basis points at its meeting on or about August 8, 2006	Rate reduction of 50 basis points effective September 1, 2006

If the Federal Reserve keeps the federal funds rate at its current standard or decreases such rate at its meeting on or about August 8, 2006	Rate reduction of 25 basis points effective October 1, 2006

If the Federal Reserve raises the federal funds rate by 25 basis points or more at its meeting on or about September 20, 2006	Rate reduction of 25 basis points effective October 1, 2006

If the Federal Reserve keeps the federal funds rate at its current standard or decreases such rate at its meeting on or about September 20, 2006	Rate reduction of 25 basis points effective January 1, 2007

The amount of debt subject to the August Modification Letter was approximately $475 million at June 30, 2006.

Subsequent Events

On June 27, 2006, the Company received from Sky Bank, a letter (the “June Modification Letter”) modifying the Master Credit and Security Agreement, dated as of October 13, 2004, as amended (the “Franklin Master Credit Facility”), between the Company and all of its subsidiaries other than Tribeca Lending Corp. (“Tribeca”) and the Master Credit and Security Agreement, dated as of February 28, 2006, among Tribeca, Sky Bank and certain subsidiaries of Tribeca (the “Tribeca Master Credit Facility” and, together with the Franklin Master Credit Facility, the “Master Credit Facilities”).

Pursuant to the June Modification Letter, the origination fee payable upon the closing of term loans under the Franklin Master Credit Facility made on or after June 26, 2006 is reduced from 75 basis points to 50 basis points. In addition, Franklin and Tribeca will no longer be required to pay Sky Bank a success fee upon the successful payoff of term loans made on or after June 26, 2006 under the Master Credit Facilities.

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

The Company’s operating results will depend in large part on differences between the interest earned on its assets and the interest paid on its borrowings. Most of the Company’s assets, consisting primarily of mortgage notes receivable, generate fixed returns and have remaining contractual maturities in excess of five years, while the majority of originated loans held for investment generate fixed returns for the first two years and six-month adjustable returns thereafter. We fund the origination and acquisition of these assets with borrowings, which have interest rates that are based on the monthly Federal Home Loan Bank of Cincinnati (“FHLB”) 30-day advance rate. In most cases, the interest income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest income and, therefore, net income. Our borrowings bear interest at rates that fluctuate with the FHLB Bank of Cincinnati 30-day advance rate or, to a lesser extent, the prime rate. Based on approximately $1.40 billion of borrowings under term loan and warehouse facilities outstanding at June 30, 2006, a 1% instantaneous and sustained increase in both FHLB and prime rates could increase quarterly interest expense by as much as approximately $3.5 million, pre-tax, which would negatively impact our quarterly after-tax net income. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income and the market value of our net assets.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation and as a result of the material weaknesses identified in the Company’s Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures are not effective for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Act of 1934.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to have a material effect on internal control over financial reporting.

The Company identified material weaknesses as defined by the Public Company Accounting Oversight Board (United States) with respect to the accounting and reporting matters discussed in Note 2 of the Consolidated Financial Statements included in the 2005 Annual Report filed on Form 10-K. Under the direction of the Company’s Chief Financial Officer, the Company is continuing to review its related systems of internal controls over financial reporting and is remediating its material weaknesses that have been previously disclosed in Item 9A of the 2005 Annual Report filed on Form 10-K. Management continues to assess its controls over accounting policy and financial reporting matters, and has made considerable progress in implementing appropriate improvements.

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

•	We are exposed to the risk of environmental liabilities with respect to properties to which we take title.

•	If we were to lose our Chairman, our operations could be adversely affected.

•	If we do not obtain and maintain the appropriate state licenses we will not be allowed to originate, purchase and service mortgage loans in some states, which would adversely affect our operations.

Risks Related to the Restatement of Our Financial Statements

•	We may become subject to liability and incur increased expenditures as a result of our restatement of our financial statements.

•	Failures in our internal controls and disclosure controls and procedures could lead to material errors in our financial statements and cause us to fail to meet our reporting obligations.

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

On May 24, 2006, at the Company’s annual meeting, the stockholders voted to elect eight Directors to the Board of Directors, to approve the Company’s 2006 Stock Incentive Plan and to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2006.

Election of Directors

Director	For	Withhold	Not Voted	Total
Thomas J. Axon	4,777,591	117,729	1,490	4,896,810
Alexander Gordon Jardin	4,777,591	117,729	1,490	4,896,810
William F. Sullivan	4,777,591	117,729	1,490	4,896,810
Michael Bertash	4,777,591	117,729	1,490	4,896,810
Robert M. Chiste	4,777,591	117,729	1,490	4,896,810
Frank B. Evans	4,777,591	117,729	1,490	4,896,810
Steven W. Lefkowitz	4,777,591	117,729	1,490	4,896,810
Allan R. Lyons	4,777,591	117,729	1,490	4,896,810

2006 Stock Incentive Plan

For	Against	Abstain	Not Voted	Total
4,365,298	431,233	98,334	1,945	4,896,810

Independent Registered Public Accountants

For	Against	Abstain	Not Voted	Total
4,753,916	103,649	600	38,645	4,896,810

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number
3.1
Fifth Amended and Restated Certificate of Incorporation. Incorporated by reference to Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission (the “Commission”) on January 20, 2005.

3.2	Amended and Restated By-laws. Incorporated by reference to Appendix B to the Registrant’s Definitive Information Statement on Schedule 14C, filed with the Commission on January 20, 2005.

10.26*	Employment Agreement, dated as of March 1, 2006, between the Registrant and Alexander Gordon Jardin.

10.27
Franklin Credit Management Corporation 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 99.1 of the Registrant’s Revised Definitive Proxy Statement on Schedule 14A, filed with the Commission on May 3, 2006.

10.28*	Restricted Stock Grant Agreement, dated as of June 15, 2006, between the Registrant and Alexander Gordon Jardin.

10.29
Modification Letter dated as of June 27, 2006, from Sky Bank to the Registrant. Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Commission on August 8, 2006.

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

UAugust 14, 2006

FRANKLIN CREDIT MANAGEMENT CORPORATION

	By:	/s/ ALEXANDER GORDON JARDINU
Alexander Gordon Jardin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

U/s/ ALEXANDER GORDON JARDIN	Chief Executive Officer and Director	UAugust 14, 2006U
Alexander Gordon Jardin
(Principal Executive Officer)

U/s/ PAUL D. COLASONOU	Executive Vice President U	August 14, 2006
Paul D. Colasono	and Chief Financial Officer	U
(Principal Financial Officer)