Form 10-Q
period 2006-09-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2006-11-14
CIK 831246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission file number 0-17771

FRANKLIN CREDIT MANAGEMENT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	75-2243266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Hudson Street
Jersey City, New Jersey 07302
(201) 604-1800
(Address of principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer  ☐ Accelerated filer  ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 10, 2006: 8,010,295

FRANKLIN CREDIT MANAGEMENT CORPORATION

FORM 10-Q

INDEX

		UPageU
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets at September 30, 2006 and December 31, 2005	3
	Consolidated Statements of Operations for the three and nine months ended
	September 30, 2006 and September 30, 2005 (Restated)	4
	Consolidated Statement of Changes in Stockholders’ Equity
	for the nine months ended September 30, 2006	5
	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2006 and September 30, 2005 (Restated)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18
	Application of Critical Accounting Policies and Estimates	18
	Portfolio Characteristics	19
	Results of Operations	28
	Liquidity and Capital Resources	33
	Borrowings	35
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	42
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Submission of Matters to a Vote of Security Holders	47
Item 5.	Other Information	47
Item 6.	Exhibits and Reports on Form 8-K	48
SIGNATURES		49

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Cash and cash equivalents	$5,127,839	$3,886,506
Restricted cash	26,287,705	17,008,649
Short-term investments	16,803,114	16,954,019
Notes Receivable:
Principal	1,102,342,813	934,657,413
Purchase discount	(13,925,438)	(17,809,940)
Allowance for loan losses	(55,361,125)	(67,276,155)
Net notes receivable	1,033,056,250	849,571,318

Originated loans held for sale	7,571,552	12,844,882
Originated loans held for investment, net	407,199,604	372,315,935
Accrued interest receivable	19,031,418	13,341,964
Other real estate owned	22,717,436	19,936,274
Deferred financing costs, net	10,450,580	10,008,473
Other receivables	6,884,779	7,309,505
Building, furniture and equipment, net	3,959,521	4,029,481
Other assets	4,773,770	1,033,583
Total assets	$1,563,863,568	$1,328,240,589

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, net of debt discount of $2,931,637 at September 30, 2006 and $3,002,767 at December 31, 2005	$1,428,725,988	$1,203,880,994
Financing agreements	63,502,316	57,284,085
Accounts payable and accrued expenses	15,598,333	12,971,954
Success fee liability	6,706,541	5,721,918
Deferred income tax liability	374,098	787,470
Total liabilities	1,514,907,276	1,280,646,421

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 3,000,000; issued - none	-	-
Common stock and additional paid-in capital, $.01 par value, 22,000,000 authorized shares; issued and outstanding: 7,870,295 at September 30, 2006 and 7,539,295 at December 31, 2005	22,523,704	21,292,252
Retained earnings	26,432,588	26,599,207
Unearned compensation	-	(297,291)
Total stockholders’ equity	48,956,292	47,594,168

Total liabilities and stockholders’ equity	$1,563,863,568	$1,328,240,589

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 (Restated)	2006	2005 (Restated)
Revenues:
Interest income	$35,855,704	$24,563,184	$104,570,879	$71,418,710
Purchase discount earned	2,660,711	3,146,839	6,863,384	8,266,115
Gain on sale of notes receivable	94,862	644,985	163,911	1,310,887
Gain on sale of originated loans	1,349,724	229,906	1,686,520	1,136,139
Gain on sale of other real estate owned	70,056	535,308	1,312,339	1,191,691
Prepayment penalties and other income	2,435,600	1,753,121	6,975,920	4,797,806
Total revenues	42,466,657	30,873,343	121,572,953	88,121,348

Operating Expenses:
Interest expense	29,494,108	18,283,805	81,884,172	47,777,134
Collection, general and administrative	10,420,831	6,874,657	28,801,503	21,462,817
Provision for loan losses	1,709,165	1,080,155	6,740,440	3,331,087
Amortization of deferred financing costs	1,550,790	1,233,089	3,589,221	2,938,810
Depreciation	286,616	365,170	849,934	779,997
Total expenses	43,461,510	27,836,876	121,865,270	76,289,845

(Loss)/income before provision for income taxes	(994,853)	3,036,467	(292,317)	11,831,503
Income tax (benefit)/expense	(430,898)	1,381,029	(125,698)	5,431,118
Net (loss)/income	$(563,955)	$1,655,438	$(166,619)	$6,400,385

Net (loss)/income per common share:
Basic	$(0.07)	$0.23	$(0.02)	$1.01
Diluted	$(0.07)	$0.22	$(0.02)	$0.91

Weighted average number of shares outstanding:
Basic	7,755,628	7,060,989	7,635,989	6,353,526
Diluted	7,755,628	7,610,161	7,635,989	7,005,029

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Common Stock and Additional Paid-in Capital
	Shares	Amount	Retained Earnings	Unearned Compensation	Total
BALANCE, JANUARY 1, 2006	7,539,295	$21,292,252	$26,599,207	$(297,291)	$47,594,168

Reclassification adjustment on adoption of FASB 123(R)	-	(297,291)	-	297,291	-
Options and warrants exercised	217,000	335,805	-	-	335,805
Stock-based compensation	114,000	653,263	-	-	653,263
Excess tax benefit	-	539,675	-	-	539,675
Net loss	-	-	(166,619)	-	(166,619)

BALANCE, SEPTEMBER 30, 2006	7,870,295	$22,523,704	$26,432,588	$-	$48,956,292

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(166,619)	$6,400,385
Adjustments to reconcile income to net cash provided by/(used in) operating activities:
Gain on sale of notes receivable	(163,911)	(1,310,887)
Gain on sale of other real estate owned	(1,312,339)	(1,191,691)
Gain on sale of originated loans	(1,686,520)	(1,136,139)
Depreciation	849,934	779,997
Amortization of deferred costs and fees on originated loans	1,036,244	1,289,376
Amortization of deferred financing costs	3,589,221	2,938,810
Amortization of debt discount and success fees	1,055,753	720,713
Excess tax benefit	(539,675)	-
Non-cash compensation	653,263	377,760
Proceeds from the sale of and principal collections on loans held for sale	26,808,669	49,938,438
Origination of loans held for sale	(21,856,300)	(44,672,145)
Deferred tax provision	(413,372)	(88,409)
Purchase discount earned	(6,863,384)	(8,266,115)
Provision for loan losses	6,740,440	3,331,087
Changes in operating assets and liabilities:
Accrued interest receivable	(5,689,454)	(2,906,914)
Other receivables	424,726	(3,142,805)
Other assets	(3,200,512)	927,569
Accounts payable and accrued expenses	2,626,379	5,393,985
Net cash provided by operating activities	1,892,543	9,383,015

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(9,279,056)	(8,654,784)
Purchase of notes receivable	(417,334,295)	(291,141,892)
Principal collections on notes receivable	207,537,510	202,769,050
Principal collections on loans held for investment	177,590,686	58,553,146
Origination of loans held for investment	(274,236,127)	(254,693,532)
Investment in marketable securities	150,905	(12,584,482)
Proceeds from sale of other real estate owned	23,245,259	25,649,992
Proceeds from sale of loans	60,810,585	8,375,669
Proceeds from sale of notes receivable	3,807,050	15,120,539
Purchase of building, furniture and equipment	(779,974)	(2,967,855)
Net cash used in investing activities	(228,487,457)	(259,574,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	678,872,363	556,081,930
Principal payments of notes payable	(454,098,499)	(311,115,759)
Proceeds from financing agreements	318,708,828	301,055,917
Principal payments of financing agreements	(312,490,597)	(301,471,013)
Excess tax benefit	539,675	-
Payment of deferred financing costs	(4,031,328)	(4,664,925)
Exercise of options	335,805	225,190
Proceeds from issuance of common stock	-	12,656,006
Net cash provided by financing activities	227,836,247	252,767,346

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,241,333	2,576,212
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,886,506	5,127,732
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,127,839	$7,703,944

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$78,912,461	$45,253,723
Cash payments for taxes	$3,625,115	$3,367,101

NON-CASH INVESTING AND FINANCING ACTIVITY:
Transfer of loans from held for sale to loans held for investment	$483,604	$5,278,073
Transfer from notes receivable and loans held for investment to OREO	$35,353,176	$20,408,512

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

From inception through September 30, 2006, we had purchased and originated in excess of $3.64 billion in mortgage loans. As of September 30, 2006, we had total assets of $1.56 billion, our portfolios of notes receivable and loans held for investment, net, totaled $1.44 billion and we serviced approximately 30,000 loans.

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

We refer to the S&D loans we acquire as “notes receivable.” In the third quarter of 2006, we purchased notes receivable with an aggregate unpaid principal balance of $215.0 million at an aggregate purchase price equal to 94% of the face amount of the notes. During the nine months ended September 30, 2006, we acquired $452.3 million of notes receivable at an aggregate purchase price equal to 92% of the face amount of the notes.

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

During the third quarter of 2006, we originated $91.7 million in non-prime mortgage loans, 87% of which were adjustable-rate (fixed-rate for the first two years) loans. We originated approximately 44% of these mortgage loans on a retail basis and the remainder through our wholesale network of mortgage brokers. During the nine months ended September 30, 2006, we originated $296.1 million in non-prime mortgage loans, 92% of which were adjustable-rate (fixed rate for the first two years) loans. We originated approximately 36% of these mortgage loans on a retail basis and the remainder through our wholesale network of mortgage brokers. We hold the majority of mortgages we originate in our portfolio and sell the remainder for cash in the whole loan market, depending on market conditions and our own portfolio goals. During the third quarter of 2006, we sold $51.5 million of newly originated loans to various investors for cash, realizing a pre-tax net gain of $1.3 million.

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

The net after-tax effects of the restatement on the Company’s consolidated net income for the three and nine months ended September 30, 2005 were as follows:

	Net Income (As Previously Reported)	Deferred Acquisition Costs (SFAS No. 91)	Success Fees (SFAS No. 133)	Other	Net Income (Restated)
Three months ended September 30, 2005	$1,842,800	$(159,054)	$(186,373)	$158,065	$1,655,438
Nine months ended September 30, 2005	$7,022,291	$(405,264)	$(394,092)	$177,450	$6,400,385

The significant effects of the restatement on the Company’s consolidated financial statements for the three and nine months ended September 30, 2005 follow.

Restated Statement of Income Information for Three and Nine Months Ended September 30, 2005 (Unaudited)

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	As Previously Reported	Restated	As Previously Reported	Restated
REVENUES:
Gain on sale of loans held for sale	$542,588	$229,906	$2,232,681	$1,136,139
Prepayment penalties and other income	2,245,954	1,753,121	6,291,800	4,797,806
Total revenues	31,678,858	30,873,343	90,711,884	88,121,348

OPERATING EXPENSES:
Interest expense	18,018,930	18,283,805	47,319,051	47,777,134
Collection, general and administrative	7,600,208	6,874,657	23,368,940	21,462,817
Total expenses	28,297,552	27,836,876	77,737,885	76,289,845

INCOME BEFORE PROVISION FOR INCOME TAXES	3,381,306	3,036,467	12,973,999	11,831,503
PROVISION FOR INCOME TAXES	1,538,506	1,381,029	5,951,708	5,431,118
NET INCOME	1,842,800	1,655,438	7,022,291	6,400,385

EARNINGS PER SHARE:
Basic	$0.26	$0.23	$1.09	$1.01
Diluted	$0.24	$0.22	$1.00	$0.91

Weighted average shares, basic	7,158,406	7,060,989	6,444,943	6,353,526
Weighted average shares, diluted	7,825,406	7,610,161	7,043,554	7,005,029

Restated Statement of Cash Flows Information for Nine Months Ended September 30, 2005 (Unaudited)

	Nine Months Ended September 30, 2005
	As Previously Reported	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,022,291	$6,400,385
Adjustments to reconcile income to net cash provided by/(used in) operating activities:
Gain on sale of originated loans held for sale	(2,232,681)	(1,136,139)
Amortization of deferred costs and fees on originated loans	-	1,289,376
Amortization of debt discount and success fees	-	720,713
Non-cash compensation	430,190	377,760
Proceeds from the sale of and principal collections on loans held for sale	51,352,615	49,938,438
Changes in operating assets and liabilities:
Deferred income tax	2,368,276	(88,409)
Other assets	(849,291)	927,569
Accounts payable and accrued expenses	4,029,934	5,393,985
Net cash provided by operating activities	4,972,820	9,383,015

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	-	(8,654,784)
Loan fees	(2,481,179)	-
Net cash used in investing activities	(251,097,785)	(259,574,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing costs	-	(4,664,925)
Net cash provided by financing activities	257,432,272	252,767,346

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,307,307	2,576,212
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,648,271	5,127,732
CASH AND CASH EQUIVALENTS, END OF PERIOD	30,955,578	7,703,944

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

Originated Loans Held for Investment - During the third quarter of 2006, the Company modified its estimate of the collectibility of accrued interest on certain fully secured loans that are in the foreclosure process. The Company now continues to accrue interest on secured real estate first mortgage loans originated by the Company up to 209 days contractually delinquent with a recency payment in the last 179 days, and that are judged to be fully recoverable for both principal and accrued interest based on a foreclosure analysis, which includes and updated estimate of the realizable value of the property securing the loan. This change in estimate increased interest income by approximately $1.7 million (pre-tax) in the three months ended September 30, 2006.

Generally, interest is accrued on loans that are performing and are carried at the amortized cost of the loan. In general, interest on originated loans held for investment is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. The Company’s decision to revise its estimate of collectibility was based on recent collection information, which shows that the Company is collecting 100% of principal and between 95% to 100% of delinquent interest when these loans in the foreclosure process are paid off or settled.

The accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful, which can be less than 209 days contractually delinquent with a recency payment in the last 179 days. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Subsequent recognition of income occurs only to the extent payment is received, subject to management’s assessment of the collectibility of the remaining interest and principal. A non-accrual loan is restored to an accrual status when the collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time.

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

The compensation cost recognized in income for the plans described below was $169,025 and $84,521 for the three months ended September 30, 2006 and 2005, respectively. The compensation cost recognized in income for the plans described below was $653,263 and $377,760 for the nine months ended September 30, 2006 and 2005, respectively.

Prior to January 1, 2006, our stock-based compensation was accounted for under the recognition and measurement principles of APB Opinion 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards during the three and nine months ended September 30, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income - as reported	$1,655,438	$6,400,385
Stock-based compensation expense determined under fair value method, net of related tax effects(1)	(123,317)	(228,805)
Net income - pro forma	$1,532,121	$6,171,580

Earnings per share:
Basic - as reported	$0.23	$1.01
Basic - pro forma	$0.22	$0.97
Diluted - as reported	$0.22	$0.91
Diluted - pro forma	$0.20	$0.88
__________________

(1)	The stock-based compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards.

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

Prior to January 1, 2006, the Company estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model. The table below presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model for the nine months ended September 30, 2006 and 2005. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses historical data to estimate stock option exercise. The expected term of stock options granted is derived from the output of the model and represents the period of time that stock options granted are expected to be outstanding. The estimates of fair value from these models are theoretical values for stock options and changes in the assumptions used in the models could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Company’s common stock when the stock options are exercised.

	Nine Months Ended September 30,
	2006	2005
Risk-free interest rate	3.85%	5.60%
Weighted average volatility	47.57	108.76
Expected lives (years)	6.0	6.0

A summary of the status of the Company’s stock option awards as of September 30, 2006 and changes during the nine month period then ended is presented below:

	Shares	Weighted Average Exercise	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, January 1, 2006	667,500	$2.88	5.1 years	$3,901,085

Granted	15,000	7.73	10 years	-
Exercised	130,000	1.39	1.75 years	723,140
Canceled	-	-	-	-
Forfeited	20,000	10.70	8.5 years	26,950

Balance, September 30, 2006	532,500	3.05	5.5 years	$2,629,260

Options exercisable at September 30, 2006	501,750	$2.40	5.32 years

There were 15,000 stock option awards granted, which vested at the time of grant, during the nine months ended September 30, 2006. A total of 106,500 options were granted to management and the board of directors during the nine months ended September 30, 2005.

As of September 30, 2006, there was $178,811 of unrecognized compensation cost related to the Company’s stock option awards. The weighted average period over which this cost is expected to be recognized is one year. Cash received from the exercise of stock options for the nine months ended September 30, 2006 and 2005 was $335,805 and $225,190, respectively.

The Company’s policy is to issue newly issued shares upon the exercise of options.

2006 Stock Incentive Plan

On May 24, 2006, the shareholders approved the 2006 Stock Incentive Plan to be effective June 15, 2006. This approval authorized and reserved 750,000 shares for grant in addition to the remaining amount under the 1996 stock option incentive plan. Awards can consist of non-qualified stock options, incentive stock options, stock appreciation rights, shares of restricted stock, restricted stock units, shares of unrestricted stock, performance shares and dividend equivalent rights are authorized. Grants of non-qualified stock options, incentive stock options and stock appreciation rights under the 2006 Stock Incentive Plan generally qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code, and, therefore, are not subject to the provisions of Section 162(m), which disallow a federal income tax deduction for certain compensation in excess of $1 million per year paid to the Company’s Chief Executive Officer and each of its four other most highly compensated executive officers.

• Restricted Stock - Restricted shares of the Company’s common stock have been awarded to certain executives. The stock awards are subject to restrictions on transferability and other restrictions, and step vest over a three year period.

A summary of the status of the Company’s restricted stock awards as of September 30, 2006 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2006	27,000	$12.92

Granted	122,000	7.82
Vested	31,000	9.12
Forfeited	8,000	13.00

Non-vested balance, September 30, 2006	110,000	$8.29

The total fair value of the Company’s restricted stock that vested during the nine months ended September 30, 2006 was $328,350.

As of September 30, 2006, there was $820,521 of unrecognized compensation cost related to the Company’s restricted stock awards.

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

The following tables set forth certain information relating to the activity in the accretable and nonaccretable discounts, which are shown as a component of notes receivable principal on the balance sheet, in accordance with SOP 03-3 for the periods indicated:

	Three Months Ended September 30,
	2006	2005
UAccretable DiscountU
Balance, beginning of period	$14,240,528	$6,721,220
New Acquisitions	4,000	2,964,243
Accretion	(1,010,378)	(460,587)
Transfers from nonaccretable	695,508	-
Net reductions relating to loans sold	(93,020)	(108,110)
Net reductions relating to loans repurchased	(4,297)	(2,015)
Other	32,530	(55,607)
Balance, end of period	$13,864,871	$9,059,144

UNonaccretable DiscountU
Balance, beginning of period	$39,212,462	$14,624,151
New Acquisitions	13,741,125	124,147
Transfers to accretable	(695,508)	-
Net reductions relating to loans sold	(77,996)	(11,391)
Net reductions relating to loans repurchased	-	(1,881)
Other, loans transferred to OREO	(3,036,816)	(81,055)
Balance, end of period	$49,143,267	$14,653,971

	Nine Months Ended September 30,
	2006	2005
UAccretable DiscountU
Balance, beginning of period	$11,360,617	$-
New Acquisitions	2,549,873	19,233,009
Accretion	(2,936,851)	(717,572)
Transfers from nonaccretable	2,883,125	(9,221,874)
Net reductions relating to loans sold	(93,020)	(163,857)
Net reductions relating to loans repurchased	(6,486)	(14,954)
Other	107,613	(55,608)
Balance, end of period	$13,864,871	$9,059,144

UNonaccretable DiscountU
Balance, beginning of period	$23,981,013	$-
New Acquisitions	32,430,347	14,807,954
Transfers to accretable	(2,883,125)	-
Net reductions relating to loans sold	(85,881)	(71,047)
Net reductions relating to loans repurchased	(204,026)	(1,881)
Other, loans transferred to OREO	(4,095,061)	(81,055)
Balance, end of period	$49,143,267	$14,653,971

The Company purchased $215,021,204 and $452,311,109 of loans subject to SOP 03-3, respectively, during the three and nine months ended September 30, 2006. The outstanding balance of notes receivable subject to SOP 03-3 at September 30, 2006 was $762,320,937.

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

	For the Three Months Ended September 30,
	2006	2005
CONSOLIDATED REVENUE:
Portfolio asset acquisition and resolution	$28,939,922	$23,042,339
Mortgage banking	13,526,735	7,831,004
Consolidated revenue	$42,466,657	$30,873,343

CONSOLIDATED NET INCOME:
Portfolio asset acquisition and resolution	$(1,558,423)	$724,414
Mortgage banking	994,468	931,024
Consolidated net (loss)/income	$(563,955)	$1,655,438

	For the Nine Months Ended September 30,
	2006	2005
CONSOLIDATED REVENUE:
Portfolio asset acquisition and resolution	$84,774,301	$69,562,213
Mortgage banking	36,798,652	18,559,135
Consolidated revenue	$121,572,953	$88,121,348

CONSOLIDATED NET INCOME:
Portfolio asset acquisition and resolution	$(3,149,719)	$3,899,932
Mortgage banking	2,983,100	2,500,453
Consolidated net (loss)/income	$(166,619)	$6,400,385

	September 30, 2006	December 31, 2005
CONSOLIDATED ASSETS:
Portfolio asset acquisition and resolution	$1,116,766,233	$924,564,871
Mortgage banking	447,097,335	403,675,718
Consolidated assets	$1,563,863,568	$1,328,240,589

Recent Accounting Pronouncements - On July 13, 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company will adopt FIN 48 on January 1, 2007. The cumulative effect, if any, of applying FIN 48 will be recorded as an adjustment to the beginning balance of “Retained earnings.” Management is currently evaluating the effect of FIN 48 on the Company.

On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007, with earlier adoption permitted. Management is currently evaluating the effect of the statement, if any, on the Company’s results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of the statement, if any, on the Company’s results of operations and financial condition.

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

Portfolio Characteristics

Overall Portfolio

At September 30, 2006, our portfolio (excluding OREO) consisted of $1.17 billion of notes receivable (inclusive of purchase discount not reflected on the face of the balance sheet), $410.1 million of loans held for investment and $7.7 million of loans held for sale. Our total loan portfolio grew 17% to $1.58 billion as of September 30, 2006, from $1.36 billion at December 31, 2005. Not boarded loans represent loans serviced by the seller on a temporary basis. Included in not boarded loans is a $116.6 million pool of loans acquired on September 29, 2006. The following table sets forth information regarding the types of properties securing our loans.

UProperty TypesU	UPrincipal BalanceU	Percentage of Total UPrincipal BalanceU
Residential 1-4 family	$1,172,210,436	74.04%
Condos, co-ops, PUD dwellings	138,646,211	8.76%
Manufactured homes	22,950,301	1.45%
Multi-family	1,063,149	0.07%
Secured, property type unknown	44,586,128	2.82%
Commercial	2,401,119	0.15%
Unsecured loans	18,600,365	1.17%
Other	320,104	0.02%
Not boarded	182,376,537	11.52%
Total	$1,583,154,350	100.00%

Geographic Dispersion. The following table sets forth information regarding the geographic location of properties securing the loans in our portfolio at September 30, 2006:

ULocationU	UPrincipal BalanceU	Percentage of Total UPrincipal BalanceU
New York	$169,260,260	10.69%
New Jersey	146,524,881	9.26%
California	122,712,896	7.75%
Florida	93,859,322	5.93%
Pennsylvania	76,644,719	4.84%
Ohio	72,716,812	4.59%
Texas	71,374,521	4.51%
Michigan	51,010,182	3.22%
Georgia	45,963,949	2.90%
Illinois	45,659,326	2.89%
All Others	687,427,482	43.42%
Total	$1,583,154,350	100.00%

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

		September 30, 2006
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 - 30 days	$786,552,422	50%	$910,635,040	58%
Delinquent	31 - 60 days	87,119,194	5%	36,810,730	2%
	61 - 90 days	11,749,264	1%	23,937,836	1%
	90+ days	142,342,422	9%	56,379,696	4%

UBankruptcyU	0 - 30 days	41,750,029	3%	106,879,192	7%
Delinquent	31 - 60 days	9,008,145	1%	8,576,306	1%
	61 - 90 days	4,766,021	-	4,931,368	-
	90+ days	102,485,338	6%	37,622,667	2%

UForeclosureU	0 - 30 days	679,077	-	9,935,003	1%
Delinquent	31 - 60 days	1,156,319	-	2,654,996	-
	61 - 90 days	561,828	-	5,774,443	-
	90+ days	212,607,754	13%	196,640,536	12%

Not BoardedP(1)P		182,376,537	12%	182,376,537	12%
	Total	$1,583,154,350	100%	$1,583,154,350	100%
Total loans	0 - 30 days	$828,981,528	53%	$1,027,449,235	66%
__________________

(1)
Not boarded represents recently acquired loans serviced by the seller on a temporary basis and recently originated loans that have been funded but have not yet been entered into the servicing system. These loans include a $116.6 million pool of loans (unpaid principal balance) acquired on September 29, 2006, all of which were current 0 - 30 days on a contractual basis at the time of acquisition.

		December 31, 2005
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	z%
Current	0 - 30 days	$687,887,057	51%	$791,779,227	58%
Delinquent	31 - 60 days	76,225,331	6%	36,316,774	3%
	61 - 90 days	19,629,463	1%	15,938,651	1%
	90+ days	139,882,279	10%	79,589,478	6%

UBankruptcyU	0 - 30 days	38,018,748	3%	108,931,183	8%
Delinquent	31 - 60 days	11,207,345	1%	7,845,350	1%
	61 - 90 days	4,725,448	-	4,851,743	-
	90+ days	113,808,976	8%	46,132,241	3%

UForeclosureU	0 - 30 days	793,327	-	8,414,493	1%
Delinquent	31 - 60 days	606,737	-	2,934,832	-
	61 - 90 days	895,794	-	2,444,743	-
	90+ days	131,112,327	10%	119,614,117	9%

Not BoardedP(1)P		132,573,874	10%	132,573,874	10%
	Total	$1,357,366,706	100%	$1,357,366,706	100%
Total loans	0 - 30 days	$726,699,132	54%	$909,124,903	67%
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

Notes Receivable Portfolio

At September 30, 2006, our notes receivable portfolio, which consists of purchased loans, included approximately 28,100 loans with an aggregate unpaid principal balance (“UPB”) of $1.17 billion and a net UPB of $1.11 billion (after allowance for loan losses of $55 million), compared with approximately 23,684 loans with an aggregate UPB of $970 million and a net UPB of $903 million (after allowance for loan losses of $67 million) as of December 31, 2005. Impaired loans comprise and will continue to comprise a significant portion of our portfolio. Many of the loans we acquire are impaired loans at the time of purchase. We generally purchase such loans at significant discounts and have considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income is not accrued on impaired loans, interest and fees are received on a portion of loans classified as impaired. The following table provides a breakdown of the notes receivable portfolio by year:

	September 30, 2006	December 31, 2005
Performing loans	$716,294,477	$536,974,892
Allowance for loan losses	8,219,839	14,266,781
Total performing loans, net of allowance for loan losses	708,074,638	522,708,111

Impaired loans	266,679,937	244,986,933
Allowance for loan losses	47,141,285	43,691,572
Total impaired loans, net of allowance for loan losses	219,538,652	201,295,361

Not yet boarded onto servicing system	182,376,537	188,037,218
Allowance for loan losses	-	9,317,802
Not yet boarded onto servicing system, net of allowance for loan losses	182,376,537	178,719,416
Total notes receivable, net of allowance for loan losses	1,109,989,827	902,722,888

*Accretable Discount	13,864,871	11,360,617
*Nonaccretable Discount	49,143,267	23,981,013

Total Notes Receivable, net of allowance for loan losses and accretable/nonaccretable discounts	$1,046,981,689	$867,381,258
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

The following table provides a breakdown of the balance of our portfolio of notes receivable between fixed-rate and adjustable-rate loans, net of allowance for loan losses and excluding loans purchased but not yet boarded onto our servicing operations system as of September 30, 2006 of $182,376,537.

	September 30, 2006	December 31, 2005
Performing Loans:
Fixed-rate Performing Loans	$600,769,766	$393,982,311
Adjustable Performing Loans	107,304,872	128,725,800
Total Performing Loans	$708,074,638	$522,708,111

Impaired Loans:
Fixed-rate Impaired Loans	$178,712,801	$167,093,004
Adjustable Impaired Loans	40,825,852	34,202,357
Total Impaired Loans	$219,538,653	$201,295,361
Total Notes	$927,613,291	$724,003,472

*Accretable Discount	$13,864,871	$11,360,617
*Nonaccretable Discount	$39,694,604	$13,953,006
Total Notes Receivable, net of allowance for loan losses and accretable/nonaccretable discounts, excluding loans not boarded onto servicing systems	$874,053,816	$698,689,849

Loan Acquisitions

We purchased approximately $215.0 million in assets (principally residential single-family first and second lien loans) during the third quarter of 2006, compared with approximately $121.6 million in assets (principally residential single-family first and second lien loans) during the third quarter of 2005. For the nine months ended September 30, 2006, we purchased $452.3 million of loans as compared with $315.2 million for the same period in 2005. The following table sets forth the amounts and purchase prices of our mortgage loan acquisitions during the three and nine months ended September 30, 2006 and September 30, 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Number of loans	3,650	2,329	14,058	7,491
Aggregate unpaid principal balance at acquisition	$215,021,204	$121,637,069	$452,311,109	$315,220,868
Purchase price	$201,280,078	$117,734,210	$417,334,296	$291,141,892
Purchase price percentage	94%	97%	92%	92%
Percentage of 1st liens	5%	32%	9%	36%
Percentage of 2nd liens	93%	68%	90%	64%
Percentage of Other	2%*	-	1%	-
__________________
*	Represents $5.0 million of REO that was acquired in the third quarter of 2006.

Notes Receivable Dispositions

In the ordinary course of our loan servicing process and through the periodic review of our portfolio of purchased loans, there are certain loans that, for various reasons, we determine to sell. We typically sell these loans on a whole-loan basis, servicing-released for cash. The following table sets forth our dispositions of purchased loans during the three and nine months ended September 30, 2006 and September 30, 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sale of Performing Loans
Aggregate unpaid principal balance	$3,784,126	$6,236,508	$3,784,126	$13,573,871
Gain on sale	$94,862	$644,985	$94,862	$1,263,866

Sale of Non-Performing Loans
Aggregate unpaid principal balance	$-	$-	$161,149	$23,491,405*
Gain on sale	$-	$-	$69,049	$47,021

Total gain on sale	$94,862	$644,985	$163,911	$1,310,887
__________________
*   Sale of credit card portfolio. The carrying value of this portfolio was $1.2 million.

Tribeca’s Loan Originations

The following table sets forth Tribeca’s loan originations, as well as dispositions, during the three and nine months ended September 30, 2006 and September 30, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Number of loans originated	376	476	1,320	1,349
Original principal balance	$91,679,220	$106,058,640	$296,092,427	$299,365,677
Average loan amount	$243,828	$222,812	$224,312	$221,917

Originated as fixed	$11,813,000	$11,347,840	$22,292,900	$28,624,745
Originated as ARM*	$79,866,220	$94,710,800	$273,799,527	$270,740,932

Number of loans sold	235	69	379	254
Aggregate face value	$51,510,266	$14,276,617	$85,304,214	$50,879,175
Gain on sale	$1,349,724	$229,906	$1,686,520	$1,136,139
Gain on sale percentage	2.62%	1.61%	1.98%**	2.23%
__________________
*	Originated ARM loans are principally fixed-rate for the first two years and six-month adjustable-rate for the remaining term.
**	In the nine months ended September 30, 2006, we sold $7.5 million of originated loans held for sale to investors at a loss of $269,000; these loans did not meet investor requirements.

During the third quarter of 2006, we sold $40.4 million of newly originated Liberty Loans to various investors on a whole loan basis for cash.

Property Types of Originated Loans. At September 30, 2006, Tribeca’s portfolio consisted of $410.1 million of loans originated and held for investment and $7.7 million of loans held for sale. Tribeca’s portfolio of loans held for investment grew 10% to $410.1 million as of September 30, 2006, from $374.5 million at December 31, 2005. The following table sets forth information regarding the types of properties securing Tribeca’s portfolio of loans held for investment.

	Loans Held for Investment at September 30, 2006
UProperty TypesU	UPrincipal BalanceU	Percentage of Total UPrincipal BalanceU
Residential 1-4 family	$382,899,708	93.36%
Condos, co-ops, PUD dwellings	25,194,828	6.14%
Manufactured homes	83,824	0.02%
Multi-family	132,745	0.03%
Commercial	1,704,452	0.42%
Unsecured loans	122,396	0.03%
Total	$410,137,953	100.00%

Geographic Dispersion of Originated Loans. The following table sets forth information regarding the geographic location of properties securing all loans originated by Tribeca during the nine months ended September 30, 2006 and the aggregate portfolio of loans originated and held for investment at September 30, 2006:

	Loans Originated for Nine Months Ended September 30, 2006		Loans Held for Investment at September 30, 2006
Location	Principal Balance	Percentage of Total Principal Balance	Principal Balance	Percentage of Total Principal Balance
New Jersey	$95,686,394	32.32%	$125,154,721	30.51%
New York	88,936,758	30.04%	126,248,264	30.78%
Pennsylvania	20,720,525	7.00%	39,553,218	9.64%
Florida	18,204,324	6.15%	22,363,934	5.45%
Maryland	16,005,274	5.40%	17,266,272	4.21%
Massachusetts	15,303,800	5.17%	20,430,005	4.98%
Virginia	11,171,778	3.77%	14,419,407	3.52%
Connecticut	9,363,850	3.16%	13,896,092	3.39%
California	5,395,700	1.82%	9,702,213	2.37%
North Carolina	3,206,200	1.08%	3,107,150	0.76%
All Others	12,097,824	4.09%	17,996,677	4.39%
Total	$296,092,427	100.00%	$410,137,953	100.00%

Delinquency. The following tables provide a breakdown of the delinquency status of our loans held for investment and loans held for sale portfolios as of the dates indicated, by principal balance. Because we specialize in originating residential mortgage loans for individuals with credit histories, income and/or factors that cause them to be classified as non-prime borrowers, a substantially greater portion of the loans we originate experience varying degrees of delinquency, foreclosure and bankruptcy than those of prime lenders. However, due to the fairly conservative loan-to-value ratios, we typically collect full payment of principal and interest on delinquent loans that are in the process of foreclosure. We monitor the payment status of our borrowers based on both contractual delinquency and recency delinquency. By contractual delinquency, we mean the delinquency of payments relative to the contractual obligations of the borrower. By recency delinquency, we mean the recency of the most recent full monthly payment received from the borrower. By way of illustration, on a recency delinquency basis, if the borrower has made the most recent full monthly payment within the past 30 days, the loan is shown as current regardless of the number of contractually delinquent payments. In contrast, on a contractual delinquency basis, if the borrower has made the most recent full monthly payment, but has missed an earlier payment or payments, the loan is shown as contractually delinquent. We classify a loan as in foreclosure when we determine that the best course of action to maximize recovery of unpaid principal balance is to begin the foreclosure process. We classify a loan as in bankruptcy when we receive notice of a bankruptcy filing from the bankruptcy court.

		September 30, 2006
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 - 30 days	$216,035,089	52%	$258,941,831	62%
Delinquent	31 - 60 days	34,456,168	9%	15,726,228	3%
	61 - 90 days	1,670,042	-	12,060,222	3%
	90+ days	58,328,911	14%	23,761,929	6%

UBankruptcyU	0 - 30 days	346,261	-	1,128,284	-
Delinquent	31 - 60 days	55,736	-	691,050	-
	61 - 90 days	-	-	316,180	-
	90+ days	5,985,334	1%	4,251,817	1%

UForeclosure*U	0 - 30 days	139,768	-	2,980,346	1%
Delinquent	31 - 60 days	608,168	-	297,511	-
	61 - 90 days	-	-	2,543,476	1%
	90+ days	100,177,922	24%	95,104,525	23%

	Total	$417,803,399	100%	$417,803,399	100%
Total loans	0 - 30 days	$216,521,118	52%	$263,050,461	63%
__________________

*
$100.9 million of loans were in various stages of the foreclosure process; our servicing practice for this portfolio is to move loans into our foreclosure collection process at an early stage of delinquency.

		December 31, 2005
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	z%
Current	0 - 30 days	$277,508,660	72%	$309,162,953	80%
Delinquent	31 - 60 days	29,203,954	8%	15,606,343	4%
	61 - 90 days	8,504,760	2%	7,192,915	2%
	90+ days	23,073,068	6%	6,328,231	2%

UBankruptcyU	0 - 30 days	859,676	-	1,697,063	-
Delinquent	31 - 60 days	341,989	-	101,250	-
	61 - 90 days	279,669	-	66,490	-
	90+ days	1,842,298	-	1,458,829	-

UForeclosure*U	0 - 30 days	-	-	2,659,754	1%
Delinquent	31 - 60 days	606,737	-	1,113,952	-
	61 - 90 days	669,889	-	638,318	-
	90+ days	44,476,962	12%	41,341,564	11%

	Total	$387,367,662	100%	$387,367,662	100%
Total loans	0 - 30 days	$278,368,336	72%	$313,519,770	81%
__________________
*
$45.8 million of loans were in various stages of the foreclosure process; our servicing practice for this portfolio is to move loans into our foreclosure collection process at an early stage of delinquency.

Other Real Estate Owned

The following table sets forth our real estate owned, or OREO portfolio, and OREO sales during the three and nine months ended September 30, 2006 and September 30, 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Other real estate owned	$22,717,436	$16,576,369	$22,717,436	$16,576,369
OREO as a percentage of total assets	1.45%	1.44%	1.45%	1.44%
OREO sold	$6,096,869	$8,571,344	$21,927,070	$24,458,300
Gain on sale	$70,056	$535,308	$1,312,339	$1,191,691

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Overview. The Company had a net loss of $564,000 for the third quarter of 2006, compared with net income of $1.7 million for the third quarter of 2005, a decrease of 134%. Revenues increased by 38% to $42.5 million for the three months ended September 30, 2006, from $30.9 million for the three months ended September 30, 2005. The Company had a loss per common share for the three months ended September 30, 2006 of $0.07 both on a diluted and basic basis, compared to earnings per share of $0.22 on a diluted basis and $0.23 on a basic basis for the three months ended September 30, 2005. During the third quarter of 2006, we acquired S&D loans with an aggregate face amount of $215.0 million and we originated $91.7 million of non-prime loans. We increased the size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at September 30, 2006 to $1.47 billion from $1.25 billion at the end of 2005. Correspondingly, our total debt outstanding grew to $1.50 billion at September 30, 2006 from $1.26 billion at December 31, 2005, and from $1.09 billion at September 30, 2005. As a result of the increase of our total debt, and the impact of the rise in short-term interest rates since mid-2005 on our interest-sensitive borrowings, interest expense (inclusive of amortization of deferred financing costs and success fees) increased by $11.5 million, or 59%, during the third quarter of 2006 compared with the same period in 2005. Our average cost of funds during the three months ended September 30, 2006 increased to 8.13% from 6.86% during the three months ended September 30, 2005. At September 30, 2006, the weighted average interest rate of borrowed funds was 8.10%. Collection, general and administrative expenses increased $3.5 million, or 52%, to $10.4 million during the three months ended September 30, 2006, from $6.9 million for the same period in 2005. The increase in collection, general and administrative expenses reflected for the most part the growth of the Company during the past twelve months, as total assets increased 36% from September 30, 2005. The provision for loan losses increased $629,000 to $1.7 million in the three months ended September 30, 2006, principally due to higher than expected default rates in certain pools of loans purchased in mid-2004. Gains on loan sales increased by $570,000 to $1.4 million in the three months ended September 30, 2006, due to an increase in the aggregate volume of loans sold. Stockholders’ equity increased 3% to $49.0 million at September 30, 2006 from $47.6 million at December 31, 2005. Stockholders’ equity was $49.3 million at June 30, 2006.

Revenues. Revenues increased by $11.6 million, or 38%, to $42.5 million during the third quarter of 2006, from $30.9 million during the same period in 2005. Revenues include interest income, purchase discount earned, gains on sales of notes receivable, gains on sales of originated loans, gains on sales of OREO and prepayment penalties and other income.

Interest income increased by $11.3 million or 46%, to $35.9 million during the three months ended September 30, 2006 from $24.6 million during the three months ended September 30, 2005. The increase in interest income reflected the significant increase in the portfolio of gross notes receivable and loans held for investment, partially offset by an increase in non-accrual loans held for investment, during the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Purchase discount earned decreased by $486,000, or 15%, to $2.7 million during the third quarter of 2006 from $3.1 million during the third quarter of 2005. This decrease resulted primarily from the increase in the average purchase price of portfolios relative to unpaid principal at acquisition of portfolios purchased during the second half of 2005 and the first nine months of 2006, which resulted in less purchase discount available for accretion of discount compared with portfolios purchased in prior years, coupled with a lower balance of purchase discount available for accretion from pre-2005 acquisitions. We received $66.5 million of principal payments from notes receivable during the three months ended September 30, 2006 compared with $70.8 million of principal payments during the same period in 2005.

Gain on sale of notes receivable decreased by $550,000, or 85%, to $95,000 for the three months ended September 30, 2006 from $645,000 for the three months ended September 30, 2005. The Company sold a total of $3.8 million in performing notes receivable during the three months ended September 30, 2006, as compared to a total of $6.2 million of performing notes receivable during the three months ended September 30, 2005.

Gain on sale of originated loans increased by $1.1 million, or 487%, to $1.3 million during the three months ended September 30, 2006, from $230,000 during the three months ended September 30, 2005. The Company sold $51.5 million of originated loans during the three months ended September 30, 2006, compared with $14.3 million of loans during the three months ended September 30, 2005. The average gain on loans sold increased from 1.61% during the third quarter of 2005 to 2.62% during the third quarter of 2006. In the third quarter of 2006, the Company began a program to sell a substantial portion of newly originated Liberty Loans on a whole loan, servicing-released basis.

Gain on sale of OREO decreased by $465,000, or 87%, to $70,000 during the three months ended September 30, 2006, from $535,000 during the three months ended September 30, 2005. We sold 106 OREO properties with an aggregate carrying value of $6.1 million during the third quarter of 2006, as compared to 125 OREO properties in the aggregate amount of $8.6 million during the third quarter of 2005.

Prepayment penalties and other income (principally late charges and other servicing fees) increased by $682,000, or 39%, to $2.4 million during the three months ended September 30, 2006 from $1.8 million during the corresponding period last year. This increase was primarily due to an increase in prepayment penalties received as a result of accelerated loan pay offs, principally of originated loans (Liberty Loans) during the three months ended September 30, 2006, as compared with the corresponding period in 2005. This was primarily attributable to the increased size of both our portfolio of purchased loans and loans held for investment, combined with an increase in prepayments of loans held for investment (Liberty Loans). Increased late charges resulting primarily from the growth in the size of our loan portfolios also contributed to the increase.

Operating Expenses. Operating expenses increased by $15.6 million, or 56%, to $43.5 million during the third quarter of 2006 from $27.8 million during the same period in 2005. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

Interest expense increased by $11.2 million, or 61%, to $29.5 million during the three months ended September 30, 2006, from $18.3 million during the three months ended September 30, 2005. This increase was the result of the increase in total debt, which was $1.50 billion as of September 30, 2006 as compared with $1.09 billion as of September 30, 2005, reflecting additional borrowings to fund the growth in total assets during this period. In addition, our average cost of funds during the three months ended September 30, 2006 increased to 8.13% from 6.86% during the three months ended September 30, 2005, reflecting the continued rise in short-term interest rates and its effect on our interest-rate sensitive borrowings. Included in interest expense in the third quarter of 2006 was the cost of interest rate caps purchased at the end of August 2006, which accounted for approximately $103,000 of the increase.

Collection, general and administrative expenses increased by $3.5 million, or 52%, to $10.4 million during the three months ended September 30, 2006, from $6.9 million during the corresponding period in 2005, principally reflecting the growth of the Company and the increase in total assets, particularly the volume of acquisitions and loan originations and an approximately 38% increase in the number of loans serviced. Collection, general and administrative expenses as a percentage of average assets increased from 2.50% during the three months ended September 30, 2005 to 2.75% during the three months ended September 30, 2006. Salaries and employee benefits expenses increased by $1.6 million, or 65%, reflecting an increase in the number of employees, incentive awards, restricted stock and stock option expenses incurred during the third quarter of 2006. We ended the third quarter of 2006 with 232 employees as compared to 206 at the end of the third quarter of 2005. The cost of outside services, such as appraisals and title searches, incurred in servicing delinquent loans increased by $350,000, or 194%, to $530,000 during the three months ended September 30, 2006 compared to $181,000 for the three months ended September 30, 2005 due to increases in foreclosure activity as a result of a larger total portfolio of notes receivable and certain loans purchased in various stages of delinquency and foreclosure. Legal fees, principally relating to increased activity with respect to foreclosures, increased by $451,000, or 43%, to $1.5 million from $1.0 million during the same period last year. Professional fees increased by $345,000, or 72%, to $821,000 from $476,000 due to increased audit, tax, consulting and recruitment fees. All other general and administrative expenses, including loan portfolio acquisition costs, increased by $798,000, or 29%, to $3.5 million from $2.7 million during the three months ended September 30, 2005 due to an increase in portfolios purchased and considered for purchase compared to the same period last year.

The provision for loan losses increased by $629,000, or 58%, to $1.7 million during the three months ended September 30, 2006, from $1.1 million during the three months ended September 30, 2005. This increase was primarily due to higher than expected default rates experienced in certain pools of loans purchased in mid-2004.

Amortization of deferred financing costs increased by $318,000 or 26%, to $1.6 million during the third quarter of 2006 from $1.2 million during the third quarter of 2005. This increase resulted primarily from the growth in debt to fund the expansion of the portfolio of loans acquired and originated, and principally the increased pace of Liberty Loan portfolio prepayments during the third quarter of 2006 that caused a corresponding increase in the pay down of senior debt.

Depreciation expenses decreased by $79,000, or 22%, to $287,000 in the third quarter of 2006. During the same period last year, the Company wrote off certain leasehold improvements related to our prior corporate office location that we vacated.

Our pre-tax income decreased by $4.0 million, or 133%, to a loss of $995,000 during the three months ended September 30, 2006, from income of $3.0 million during the three months ended September 30, 2005 for the reasons set forth above.

During the three months ended September 30, 2006, the Company had a tax benefit of $431,000 as compared to a tax provision of $1.4 million during the three months ended September 30, 2005. Due to the loss incurred during the third quarter of 2006, there was no tax provision compared with a 45% effective tax rate for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Overview. The Company had a net loss of $167,000 for the first nine months of 2006, compared with net income of $6.4 million for the first nine months of 2005, a decrease of 103%. Revenues increased by 38% to $121.6 million for the nine months ended September 30, 2006, from $88.1 million for the nine months ended September 30, 2005. Loss per common share for the nine months ended September 30, 2006 was $0.02 both on a diluted and a basic basis, compared to earnings per common share of $0.91 and $1.01 for the nine months ended September 30, 2005, respectively. During the first nine months of 2006, we acquired S&D loans with an aggregate face amount of $452.3 million and we originated $296.1 million of non-prime loans. We increased the size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at September 30, 2006 to $1.47 billion from $1.25 billion at the end of 2005, and from $1.06 billion at September 30, 2005. Correspondingly, our total debt outstanding grew to $1.50 billion at September 30, 2006 from $1.26 billion at December 31, 2005, and from $1.09 billion at September 30, 2005. As a result of the increase of our total debt, and the impact of approximately a 400 basis point rise in short-term interest rates since mid-2004 on our interest-sensitive borrowings, interest expense (inclusive of amortization of deferred financing costs and success fees) increased $34.8 million, or 69%, to $85.5 million, during the first nine months of 2006, compared with the same period in 2005. Our average cost of funds during the nine months ended September 30, 2006 increased to 7.85% from 6.39% during the nine months ended September 30, 2005. At September 30, 2006, the weighted average interest rate of borrowed funds was 8.10%. Collection, general and administrative expenses increased $7.3 million, or 34%, to $28.8 million, during the nine months ended September 30, 2006 from $21.5 million for the same period in 2005. The increase in collection, general and administrative expenses reflected for the most part the growth of the Company during the past twelve months as total assets increased 36% from September 30, 2005. The provision for loan losses increased $3.4 million to $6.7 million in the nine months ended September 30, 2006, principally due to higher default rates experienced in certain pools of loans purchased in mid-2004. Stockholders’ equity increased 3% to $49.0 million at September 30, 2006 from $47.6 million at December 31, 2005.

Revenues. Revenues increased by $33.5 million, or 38%, to $121.6 million during the first nine months of 2006, from $88.1 million during the same period in 2005. Revenues include interest income, purchase discount earned, gains on sales of notes receivable, gains on sales of originated loans, gains on sales of OREO and prepayment penalties and other income.

Interest income increased by $33.2 million or 46%, to $104.6 million during the nine months ended September 30, 2006 from $71.4 million during the nine months ended September 30, 2005. The increase in interest income reflected the significant increase in the portfolio of gross notes receivable and loans held for investment, partially offset by an increase in loans held for investment that were on non-accrual, during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Purchase discount earned decreased by $1.4 million, or 17%, to $6.9 million during the first nine months of 2006 from $8.3 million during the first nine months of 2005. This decrease resulted primarily from the increase in the purchase price of portfolios relative to unpaid principal at acquisition of portfolios purchased during 2005 and 2006, particularly in the second half of 2005, which resulted in less purchase discount available for accretion of discount compared with portfolios purchased in prior years, coupled with a lower balance of purchase discount available for accretion from pre-2005 acquisitions. We received $207.5 million of principal payments from notes receivable during the nine months ended September 30, 2006 compared with $202.8 million of principal payments during the same period in 2005.

Gain on sale of notes receivable decreased by $1.1 million, or 87%, to $164,000 for the nine months ended September 30, 2006 from $1.3 million for the nine months ended September 30, 2005. The Company sold $3.8 million in performing notes receivable and $161,000 of non-performing notes receivable during the nine months ended September 30, 2006, as compared to a total of $13.6 million of performing notes receivable and credit card receivables with a face amount of $23.5 million during the nine months ended September 30, 2005.

Gain on sale of originated loans increased by $550,000, or 48%, to $1.7 million during the nine months ended September 30, 2006, from $1.1 million during the nine months ended September 30, 2005. The Company sold $85.3 million of originated loans during the nine months ended September 30, 2006, of which $7.5 million were loans that were originated specifically for sale to investors, but, for various reasons, did not meet investor requirements and therefore were sold at a loss, compared with $50.9 million of loans sold during the nine months ended September 30, 2005. The average gain on loans sold decreased from 2.23% during the first nine months of 2005 to 1.98% during the first nine months of 2006 due to the sale of $7.5 million of loans at a loss. Excluding the $7.5 million of loans sold referred to above, the average gain on loans sold was 2.27% for the first nine months of 2006.

Gain on sale of OREO increased by $121,000, or 10%, to $1.3 million during the nine months ended September 30, 2006, from $1.2 million during the nine months ended September 30, 2005. We sold 391 OREO properties with an aggregate carrying value of $21.9 million during the first nine months of 2006, as compared to 378 OREO properties in the aggregate amount of $24.5 million during the first nine months of 2005. The increase in the number of properties sold reflected the growth in our OREO inventory due to both an increase in foreclosures as our notes receivable portfolio grew and the purchase of loans during the past two years that were already in the foreclosure process.

Prepayment penalties and other income (principally late charges and other servicing fees) increased by $2.2 million, or 45%, to $7.0 million during the nine months ended September 30, 2006 from $4.8 million during the corresponding period last year. This increase was primarily due to an increase in prepayment penalties received, as a result of accelerated loan pay offs, principally from originated loans (Liberty Loans), during the nine months ended September 30, 2006, as compared with the corresponding period in 2005. This also was attributable to the increased size of both our portfolio of purchased loans and loans held for investment, combined with continued relatively low mortgage interest rates. Increased late charges resulting primarily from the growth in the size of our loan portfolios also contributed to the increase.

Operating Expenses. Operating expenses increased by $45.6 million, or 60%, to $121.9 million during the first nine months of 2006 from $76.3 million during the same period in 2005. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

Interest expense increased by $34.1 million, or 71%, to $81.9 million during the nine months ended September 30, 2006, from $47.8 million during the nine months ended September 30, 2005. This increase was the result of the increase in total debt, which was $1.50 billion as of September 30, 2006 as compared with $1.09 billion as of September 30, 2005, reflecting additional borrowings to fund the growth in total assets during this period. In addition, our average cost of funds during the nine months ended September 30, 2006 increased to 7.85% from 6.39% during the nine months ended September 30, 2005, reflecting the continued rise in short-term interest rates and its effect on our interest-rate sensitive borrowings.

Collection, general and administrative expenses increased by $7.3 million, or 34%, to $28.8 million during the nine months ended September 30, 2006, from $21.5 million during the corresponding period in 2005. Collection, general and administrative expenses as a percentage of average assets decreased from 2.81% during the nine months ended September 30, 2005 to 2.66% during the nine months ended September 30, 2006, while the Company’s total assets increased by 36% since September 30, 2005. Salaries and employee benefits expenses increased by $4.7 million, or 62%, reflecting an increase in the number of employees and stock option and restricted stock expenses for certain senior managers recognized in the first nine months of 2006. We ended the first nine months of 2006 with 232 employees as compared to 206 at the end of the first nine months of 2005. During the nine months ended September 30, 2006, the cost of stock option and restricted stock and related expenses for certain senior executives totaled $1.4 million, compared with $378,000 for the nine months ended September 30, 2005. Legal fees, principally relating to increased activity with respect to foreclosures, increased by $940,000, or 31%, to $4.0 million from $3.0 million during the same period last year. The cost of outside services, such as appraisals and title searches, incurred in servicing delinquent loans increased by $719,000, or 163%, to $1.2 million from $440,000 during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to increases in foreclosure activity as a result of a larger total portfolio of notes receivable and certain loans purchased in various stages of delinquency and foreclosure. Professional fees increased by $560,000, or 32%, from $1.7 million during the first nine months of 2005 due to increased audit, tax, consulting and recruiting fees. Other general and administrative expenses, including loan portfolio acquisition costs, increased by $436,000, or 5%, to $9.2 million from $8.7 million during the nine months ended September 30, 2005 principally due to the direct costs associated with portfolios purchased and portfolios considered for purchase compared to the same period last year.

The provision for loan losses increased by $3.4 million, or 102%, to $6.7 million during the nine months ended September 30, 2006, from $3.3 million during the nine months ended September 30, 2005. This increase was primarily due to a larger portfolio of notes receivable and higher than expected default rates experienced in certain pools of loans purchased in mid-2004.

Amortization of deferred financing costs increased by $650,000, or 22%, to $3.6 million during the first nine months of 2006 from $2.9 million during the first nine months of 2005. This increase resulted primarily from the growth in debt to fund the expansion of the portfolio of loans acquired and originated, and the increased pace of Liberty Loan portfolio prepayments during the first nine months of 2006 that caused a corresponding increase in the pay down of senior debt.

Depreciation expenses increased by $70,000, or 9%, to $850,000 in the first nine months of 2006, principally due to leasehold improvements related to the Company’s new office facility in New Jersey and the addition and upgrading of computer hardware and software during 2005 and the nine months ended September 30, 2006.

Our pre-tax income decreased by $12.1 million, or 102%, to a loss of $292,000 during the nine months ended September 30, 2006 from $11.8 million during the nine months ended September 30, 2005 for the reasons set forth above.

During the nine months ended September 30, 2006, the Company had a tax benefit of $126,000 due to the loss incurred as compared to a tax provision of $5.4 million during the nine months ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2005 was 46%.

Liquidity and Capital Resources

General

During the three months ended September 30, 2006, we purchased 3,650 loans, consisting primarily of first and second mortgages, with an aggregate face value of $215.0 million at an aggregate purchase price of $201.3 million, or 94% of face value. During the nine months ended September 30, 2006, we purchased 14,058 loans with an aggregate face value of $452.3 million at an aggregate purchase price of $417.3 million, or 92% of face value. All acquisitions acquired were funded through borrowings under our master credit facility.

During the three and nine months ended September 30, 2006, we originated $91.7 million and $296.1 million of loans, respectively, through our origination subsidiary, Tribeca. Originations are initially funded through borrowings under our warehouse facility, and loans originated for portfolio are subsequently funded with term debt after transfer to portfolio. In the first quarter of 2006, Tribeca and certain of its subsidiaries entered into master credit and security agreements with each of our principal lender and BOS (USA) Inc., an affiliate of Bank of Scotland, the proceeds of which were used to refinance and consolidate certain term loans with our principal lender.

We have one principal source of external funding to meet our liquidity requirements, in addition to the cash flow provided from borrower payments of interest and principal on mortgage loans. See

“- Borrowings.” In addition, we have the ability to sell loans in the secondary market. We sell pools of acquired mortgage loans from time to time and we sell loans that we originate specifically for sale into the secondary market on a regular basis. In addition to our regular sales of loans into the secondary market, in the third quarter of 2006, we sold $40.4 million of newly originated Liberty Loans to various investors for cash on a whole loan basis.

As a result of the growth of the loan portfolios and our balance sheet, management has begun to explore potential additional sources of funding for financing portfolio acquisitions and loan originations. We have been evaluating the feasibility of securitizing certain acquired and originated loans in order to seek a lower cost funding alternative and possibly to reduce somewhat the short-term interest sensitivity of our borrowings. In addition, we have begun to seek additional term debt funding alternatives with banks and other financial institutions in order to expand our borrowing capabilities.

Short-term Investments. The Company’s short-term investment portfolio includes U.S. treasury bills and investment-grade commercial paper. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs and expansion of the loan portfolio. At September 30, 2006, the Company had short-term investments of $16.8 million, consisting principally of investment-grade commercial paper and U.S. treasury bills.

Cost of Funds. As of September 30, 2006, we had total borrowings of $1.50 billion, of which $1.43 billion was under our term loan facilities and an aggregate of $63.5 million was under our warehouse facilities. Substantially all of the debt under our term loan facilities was incurred in connection with the purchase and origination of, and is secured by, our acquired notes, originated loans held for investment and OREO portfolios. At September 30, 2006, approximately $6.6 million of our term debt accrues interest at a rate of prime plus a margin of 0.50% to 1.75%, $927.0 million accrues interest at the FHLB 30-day LIBOR advance rate plus 2.5%, $496.9 million accrues interest at the FHLB 30-day LIBOR advance rate plus 3.0%, $377,000 accrues interest at the FHLB 30-day LIBOR advance rate plus 3.375% and $870,000 accrues interest at the FHLB 30-day LIBOR advance rate plus 3.875%. Our warehouse facilities are utilized to fund Tribeca’s originations of loans and the acquisition of loans through our “Flow Acquisitions Group” pending sale to others or pending funding under our term debt facilities for loans to be held in portfolio. The interest rate on the warehouse debt was 7.75% at September 30, 2006, compared with a rate of 6.75% at December 31, 2005. At September 30, 2006, the weighted average interest rate on senior debt under our master credit facilities was 8.11%. The weighted average interest rate on senior debt at December 31, 2005 and September 30, 2005 was 7.28% and 6.98%, respectively.

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

At September 30, 2006, we had cash and cash equivalents of $5.1 million compared with $3.9 million at December 31, 2005. Restricted cash of $26.3 million and $17.0 million at September 30, 2006 and December 31, 2005, respectively, was restricted under our credit agreements and lockbox facility with our primary lead lending bank, Sky Bank. Restricted cash increased $9.3 million from December 31, 2005 due principally to an increase in cash collected in September, which was held in anticipation of a corresponding paydown of debt required on the fifth of the next month.

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

Net cash provided by operating activities was $1.9 million as of September 30, 2006, compared with cash provided of $9.4 million during the nine months ended September 30, 2005. The decrease in cash provided by operating activities during the nine months ended September 30, 2006 was due primarily to a decline in the Company’s net income of $6.6 million, from net income of $6.4 million for the nine months ended September 30, 2005 to a net loss of $167,000 for the nine months ended September 30, 2006.

Net cash used in investing activities was $228.5 million in the nine months ended September 30, 2006, compared to $259.6 million of cash used in the nine months ended September 30, 2005. The decrease in cash used during the nine months ended September 30, 2006 was primarily due to increases in principal collections of notes receivable and loans held for investment of $123.8 million and an increase in the proceeds from sale of loans held for investment of $52.4 million, which was partially offset by an increase in both the purchase of notes receivable of $126.2 million and the origination of loans held for investment of $19.5 million.

Net cash provided by financing activities decreased to approximately $227.8 million during the nine months ended September 30, 2006, from $252.8 million provided by financing activities during the nine months ended September 30, 2005. The decrease resulted primarily from increased repayments of outstanding notes payable and financing agreements of $154.0 million (the result of increased prepayments of both notes receivable and loans held for investment), which was partially offset by increases in the proceeds of notes payable and financing agreements of $140.4 million.

Borrowings

As of September 30, 2006, the Company owed an aggregate of $1.50 billion under several credit facilities with our lender. These borrowings are shown in the Company’s financial statements as “Notes payable” (referred to as “term loans” herein) and “Financing agreements” (referred to as the “warehouse facility” or “warehouse facilities” herein).

Senior Debt Facility

General. On October 13, 2004, the Company, and its finance subsidiaries, entered into a Master Credit and Security Agreement with Sky Bank, an Ohio banking corporation, which we refer to as our lender. Under this master credit facility, we request loans to finance the purchase of residential mortgage loans or refinance existing outstanding loans. The facility does not include a commitment to additional lendings, which are therefore subject to our lender’s discretion as well as any regulatory limitations to which our lender is subject. The facility expires on October 13, 2006. This facility was extended to January 31, 2007.

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

Covenants; Events of Default. The master credit facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, a covenant that we and our subsidiaries together maintain a minimum net worth of at least $10 million. The facility contains events of default customary for facilities of this type (with customary grace and cure periods, as applicable). We believe that we are in compliance with such covenants as of September 30, 2006.

Security. Our obligations under the master credit facility are secured by a first priority lien on loans acquired by us that are financed by proceeds of loans made to us under the facility. In addition, pursuant to a lockbox arrangement, our lender is entitled to receive all sums payable to us in respect of any of the collateral.

Warehouse Facilities

Tribeca Warehouse. On October 18, 2005, our Tribeca subsidiary entered into a warehousing credit and security agreement with our lender, which replaced the facility as amended on April 7, 2004. The agreement provides for an increased commitment to $60 million effective October 18, 2005. In April 2006, our lender extended the maturity date of the warehousing credit and security agreement to April 30, 2007.

Interest on advances is payable monthly at a rate per annum equal to the greater of (i) a floating rate equal to the Wall Street Journal Prime Rate minus 50 basis points or (ii) 5%.

The warehouse facility is secured by a lien on all of the mortgage loans delivered to our lender or in respect of which an advance has been made as well as by all mortgage insurance and commitments issued by insurers to insure or guarantee pledged mortgage loans. Tribeca also assigns all of its rights under third-party purchase commitments covering pledged mortgages and the proceeds of such commitments and its rights with respect to investors in the pledged mortgages to the extent such rights are related to pledged mortgages. In addition, we have provided a guaranty of Tribeca’s obligations under the warehouse facility, which is secured by substantially all of Tribeca’s personal property. As of September 30, 2006, Tribeca had approximately $17.2 million available under this facility.

Flow Warehouse. On August 11, 2006, we entered into a new $40 million Flow Warehousing Credit and Security Agreement with our lenders to accumulate loans acquired by the Company’s Flow Acquisitions Group prior to consolidating such loans into term debt.

Interest on advances is payable monthly at a rate per annum equal to a floating rate equal to the Wall Street Journal Prime Rate minus 50 basis points.

The warehouse facility is secured by a lien on all of the mortgage loans delivered to our lender or in respect of which an advance has been made as well as by all mortgage insurance and commitments issued by insurers to insure or guarantee pledged mortgage loans. The Company also assigns all of its rights under third-party purchase commitments covering pledged mortgages and the proceeds of such commitments and its rights with respect to investors in the pledged mortgages to the extent such rights are related to pledged mortgages. In addition, we have provided a guaranty of the Company’s obligations under the warehouse facility, which is secured by substantially all our personal property. As of September 30, 2006, we had approximately $22.5 million available under this facility.

Tribeca Term Loans

As of September 30, 2006, Tribeca, through its subsidiaries, had an aggregate of $373.2 million in outstanding term loans, which refinanced outstanding advances under the Tribeca warehouse facility. Each of the term loans is made pursuant and subject to the term loan and security between Tribeca and our lender and a term note. Interest on the loans is payable monthly at a floating rate equal to the highest Federal Home Loan Bank of Cincinnati 30-day advance rate published by Bloomberg under the symbol FHL5LBRI. The interest rate on Tribeca’s term loans is based on the same rate and margin matrix as loans made under the Master Credit Facility. In addition, upon the closing of each term loan, the applicable subsidiary-borrower pays an origination fee of approximately 0.50% of the amount of the loan, and pays certain other fees (referred to as success fees) at the termination of the applicable term loan. The unpaid balance of each term loan is amortized over a period of 20 years, but matures three years after the loan was made. Each term loan is subject to mandatory payment under certain circumstances. Each subsidiary-borrower is required to make monthly payments of the principal of its outstanding loan. Each term loan is secured by a lien on certain promissory notes and hypothecation agreements, as well as all monies, securities and other property held by, received by or in transit to our lender. The term loan agreements contain affirmative and negative covenants and events of default customary for financings of this type. We believe that we are in compliance with such covenants as of September 30, 2006.

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

The facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants that require Tribeca and its subsidiaries, together, to maintain a minimum net worth of at least $3,500,000 and rolling four-quarter pre-tax net income of $750,000. The facility contains events of default customary for facilities of this type. We believe that we are in compliance with such covenants as of September 30, 2006.

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

The outstanding balance of the BOS Loan was $80.1 million at September 30, 2006. Interest on the BOS Loan is payable monthly at a floating rate equal to the FHLBC Rate plus an applicable margin as follows:

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

August 2, 2006 Modifications to Sky Bank Financing Arrangements

On August 2, 2006, the Company received a letter from its lead lending bank (the “August Modification Letter”) modifying the Master Credit Facilities. Pursuant to the August Modification Letter, the interest rate to be charged by Sky Bank for all debt originated under the Master Credit Facilities before July 1, 2005 shall be lowered initially by at least 25 basis points no later than October 1, 2006 and then by an additional 25 basis points no later than January 1, 2007. These rate reductions will occur according to the following schedule based on actions taken by the Federal Reserve, but will not in any event exceed a total of 50 basis points.

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

The total amount of debt subject to the August Modification Letter, including participants debt, was approximately $496.9 million at September 30, 2006, all of which benefited from a 25 basis point reduction on October 1, 2006. The effective date of the additional 25 basis point reduction on approximately $51.3 million of the participant’s pre-July 1, 2005 debt is currently being negotiated.

Interest Rate Caps

On August 29, 2006, the Company purchased a $300 million (notional amount) one-month LIBOR cap with a strike price of 5.75% at a price of $101,000, and on August 30, 2006, the Company purchased a $500 million (notional amount) one-month LIBOR cap with a strike price of 6.0% at a price of $60,000. Both cap agreements are non-amortizing and will be in effect for one year, and the cap resets match the interest rate resets on a portion of the Company’s term debt. These caps will limit the Company's exposure to increased borrowing costs on $300 million of term debt should the 30-day LIBOR rate exceed 5.75%, and on a total of $800 million of term debt should such rate exceed 6.0%. The interest rate caps are not designated as hedging instruments for accounting purposes; therefore, a change in the fair market value will be recognized as gain or loss in earnings in the current period.

The following table presents the contract/notional and fair value amounts of all derivative transactions at September 30, 2006:

Interest Rate Caps	Notional Amount	Expiration Date	Premium Paid	Fair Value
Cap 1	$300,000,000	August 31, 2007	$101,000	$44,051
Cap 2	500,000,000	August 31, 2007	60,000	13,576
Total	$800,000,000		$161,000	$57,627

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s operating results will depend in large part on differences between the interest earned on its assets and the interest paid on its borrowings. Most of the Company’s assets, consisting primarily of mortgage notes receivable, generate fixed returns and have remaining contractual maturities in excess of five years, while the majority of originated loans held for investment generate fixed returns for the first two years and six-month adjustable returns thereafter. We fund the origination and acquisition of these assets with borrowings, which have interest rates that are based on the monthly Federal Home Loan Bank of Cincinnati (“FHLB”) 30-day advance rate. In most cases, the interest income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest income and, therefore, net income. Our borrowings bear interest at rates that fluctuate with the FHLB Bank of Cincinnati 30-day advance rate or, to a lesser extent, the prime rate. Based on approximately $1.50 billion of borrowings under term loan and warehouse facilities outstanding at September 30, 2006, a 1% instantaneous and sustained increase in both FHLB and prime rates could increase quarterly interest expense by as much as approximately $3.7 million, pre-tax, which would negatively impact our quarterly after-tax net income. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income and the market value of our net assets. During the period September 30, 2006 to August 30, 2007, the offsetting benefit of the Company’s interest rate caps could reduce the quarterly impact of a 1% instantaneous and sustained increase in both FHLB and prime rates by approximately $840,000, pre-tax. See Interest Rate Caps - “Liquidity and Capital Resources.”

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation and as a result of the material weaknesses identified in the Company’s Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures are not effective for gathering, analyzing and disclosing the information that the Company is required to disclose in reports filed under the Securities Act of 1934.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to have a material effect on internal control over financial reporting.

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

3.2	Amended and Restated By-laws. Incorporated by reference to Appendix B to the Registrant’s Definitive Information Statement on Schedule 14C, filed with the Commission on January 20, 2005.
10.30*	Employment Agreement dated as of February 1, 2006 between Franklin Credit Management Corporation and William Sullivan.
10.31*	Flow Warehousing Credit and Security Agreement dated August 10, 2006 between Franklin Credit Management Corporation and Sky Bank.
10.32*	Rate Cap Transaction Agreement dated August 29, 2006 between LaSalle Bank National Association and Franklin Credit Management Corporation.
10.33*	Interest Rate Cap Transaction Agreement dated September 11, 2006 between HBOS Treasury Services and Franklin Credit Management Corporation.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
__________________
*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNovember 14, 2006

FRANKLIN CREDIT MANAGEMENT
CORPORATION

By:U/s/ ALEXANDER GORDON JARDINU
Alexander Gordon Jardin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

U/s/ ALEXANDER GORDON JARDIN	Chief Executive Officer and Director	UNovember 14, 2006U
Alexander Gordon Jardin
(Principal Executive Officer)

U/s/ PAUL D. COLASONOU	Executive Vice President U	November 14, 2006
Paul D. Colasono	and Chief Financial Officer	U
(Principal Financial Officer)