Form 10-K
period 2006-12-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2007-04-02
CIK 831246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-17771

FRANKLIN CREDIT MANAGEMENT CORPORATION

Delaware	75-2243266
(State of incorporation)	IRS Employer Identification No.

101 Hudson Street
Jersey City, New Jersey 07302
(201) 604-1800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer    ☐  Accelerated filer  ☒  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Based upon the closing sale price on the last business day of the registrant’s most recently completed second fiscal quarter ($7.77 on June 30, 2006), the aggregate market value of common stock held by non-affiliates of the registrant as of such date was approximately $30,723,015. There is no non-voting stock outstanding.

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 23, 2007: 8,025,295

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2006, are incorporated by reference into Part III.

FRANKLIN CREDIT MANAGEMENT CORPORATION

FORM 10-K
December 31, 2006

PART I

ITEM 1. BUSINESS

Overview

We are a specialty consumer finance company primarily engaged in two related lines of business: (1) the acquisition, servicing and resolution of performing, reperforming and nonperforming residential mortgage loans and real estate assets; and (2) the origination of subprime mortgage loans, both for our portfolio and for sale into the secondary market. We specialize in acquiring and originating loans secured by 1-4 family residential real estate that generally fall outside the underwriting standards of Fannie Mae and Freddie Mac and involve elevated credit risk as a result of the nature or absence of income documentation, limited credit histories, higher levels of consumer debt or past credit difficulties. We typically purchase loan portfolios at a discount, and originate loans with interest rates and fees, calculated to provide us with a rate of return adjusted to reflect the elevated credit risk inherent in the types of loans we acquire and originate. Unlike many of our competitors, we generally hold for investment the loans we acquire and a significant portion of the loans we originate.

From inception through December 31, 2006, we had purchased and originated in excess of $3.91 billion in mortgage loans. As of December 31, 2006, we had total assets of $1.67 billion, our portfolios of notes receivable and loans held for investment and sale totaled $1.54 billion, and our stockholders’ equity was $47.6 million. For the year ended December 31, 2006, we reported a net loss of $1.8 million. For the year ended December 31, 2005, we reported net income of $7.9 million.

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

We refer to the S&D loans we acquire as “notes receivable.” In 2006, we purchased notes receivable with an aggregate unpaid principal balance of $621 million at an aggregate purchase price equal to 92% of the face amount of the notes.

Loan Originations

We conduct our loan origination business through our wholly owned subsidiary, Tribeca Lending Corp., (“Tribeca”), which we formed in 1997 in order to capitalize on our experience in evaluating and servicing scratch and dent residential mortgage loans. We originate primarily subprime residential mortgage loans to individuals with serious financial difficulties and whose documentation, credit histories, income and other factors cause them to be classified as subprime borrowers and to whom, as a result, conventional mortgage lenders often will not make loans. The loans we originate typically carry interest rates that are significantly higher than those of prime loans and we believe have fairly conservative loan-to-value ratios. The principal factor in our underwriting guidelines has historically been our determination of the borrower’s equity in his or her home and the related calculation of the loan-to-value ratio based on the appraised value of the property, and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan. In 2005, we began in an increasing number of cases to gather and analyze additional information that allows us to assess to a reasonable degree the borrower’s ability and intent to repay the loan in connection with our credit decision. We have chosen to focus our marketing efforts on this segment of the 1-4 family residential real estate mortgage market in order to capitalize on our extensive experience in acquiring and servicing loans with similar credit risk characteristics.

In 2006, we originated $384.7 million in subprime mortgage loans, 93% of which were adjustable-rate (fixed-rate for the first two years) loans. We originated approximately 36% of our mortgage loans on a retail basis, compared with 47% in 2005, and the remainder through our wholesale network of mortgage brokers. We hold the majority of mortgages we originate in our portfolio and sell the remainder for cash in the whole-loan market, depending on market conditions and our own portfolio goals.

Loan Servicing

We have invested heavily to create a loan servicing capability that is focused on collections, loss mitigation and default management. In general, we seek to ensure that the loans we acquire and originate are repaid in accordance with the original terms or according to amended repayment terms negotiated with the borrowers. Because we expect our loans will experience above average delinquencies, erratic payment patterns and defaults, our servicing operation is focused on maintaining close contact with our borrowers and as a result is more labor-intensive than traditional mortgage servicing operations. Through frequent communication we are able to encourage positive payment performance, quickly identify those borrowers who are likely to move into seriously delinquent status and promptly apply appropriate loss mitigation strategies. Our servicing staff employs a variety of collection strategies that we have developed to successfully manage serious delinquencies, bankruptcy and foreclosure. Additionally, we maintain a real estate department with extensive experience in property evaluation, management and the sale of residential properties.

Financing

We have historically financed both our acquisitions of mortgage loan portfolios and our loan originations through various long and short-term borrowing arrangements with Sky Bank, the banking affiliate of Sky Financial Group, Inc., an $18 billion regional publicly-held bank holding company headquartered in Bowling Green, Ohio, and its predecessors (collectively referred to as “Sky”). We have had a strong relationship with Sky since the early 1990s. In December 2006, Sky and Huntington Bancshares Inc. announced a pending merger, expected to close in the third quarter of 2007, pending regulatory and shareholder approvals. The combined bank, which will be the successor to our credit facilities provided by Sky, will have approximately $54 billion in assets and will be the 24th largest bank holding company headquartered in the United States.

In October 2004, we consolidated all of our arrangements with Sky relating to the term funding of loan acquisitions under a Master Credit and Security Agreement (referred to as “Master Credit facility”). Under this Master Credit Facility, which has been extended to April 30, 2007, we request loans to finance the purchase of pools of residential mortgage loans or refinance existing outstanding loans. In connection with our continued business expansion, Sky has arranged for three additional financial institutions to participate under our master credit facility. In August 2006, we entered into a $40 million revolving warehouse agreement (referred to as “Flow Warehouse”) with Sky and a participant to accumulate loans acquired on a flow basis prior to aggregating such loans into term debt under the Master Credit Facility. Prior to August 2006, loan acquisitions acquired on a flow basis were funded directly under the Master Credit Facility. Our borrowings under the Flow Warehouse and Master Credit Facility are secured by a first priority lien on the mortgage loans financed by the proceeds of our borrowings.

To finance the loans it originates, in October 2005, Tribeca entered into a Warehousing Credit and Security Agreement (referred to as Tribeca Warehouse Facility” or “Tribeca Warehousing Agreement”) with Sky and a participant in order to accumulate loans originated prior to aggregating such loans into term debt under a separate master credit and security agreement with Sky. This warehousing agreement is a revolving commitment for $60 million. The maturity date of this warehouse commitment was extended to April 30, 2007. In the first quarter of 2006, Tribeca and certain of its subsidiaries entered into a Master Credit and Security Agreement (referred to as “Tribeca Master Credit Facility”) with Sky pursuant to which Tribeca may borrow term funds to finance originated loans temporarily financed under its Warehouse Facility. In the first quarter of 2006, Tribeca also entered into a $100 million Master Credit and Security Agreement with BOS (USA) Inc., an affiliate of the Bank of Scotland; $98 million under this facility was used to consolidate and refinance term loans previously made to Tribeca by Sky.

As our business continues to grow, we continue to seek additional sources of external financing, which could include traditional direct lenders, the direct issuance of debt instruments and/or the securitization of certain acquired or originated loans in our portfolio or newly acquired or originated loans.

Corporate History

We were formed in 1990 by, among others, Thomas J. Axon, our Chairman and President, and Frank B. Evans, Jr., one of our directors, for the purpose of acquiring consumer loan portfolios from the Resolution Trust Company, or RTC, and the Federal Deposit Insurance Corporation, or FDIC. We became a public company in December 1994, when we merged with Miramar Resources, Inc., a publicly traded oil and gas company that had emerged from bankruptcy proceedings in December 1993. The newly formed entity was renamed Franklin Credit Management Corporation. At the time of the merger, we divested substantially all of the remaining oil and gas assets directly owned by Miramar in order to focus primarily on the non-conforming sector of the residential mortgage industry. At that time, we decided to capitalize on our experience and expertise in acquiring and servicing loans from RTC and the FDIC and began purchasing performing, reperforming and nonperforming residential mortgage loans from additional financial institutions. In 1997, we formed Tribeca to originate subprime residential mortgage loans.

Loan Acquisitions - Franklin

Most financial institutions generally sell or securitize the majority of the loans they originate in the secondary market. The vast majority of these loans are sold at a premium to the face value of the loan, creating a profit for the originator/seller. For a variety of reasons, however, a portion of their loan production either cannot be sold as intended or must be repurchased for any number of reasons including borrower credit, loan-to-value ratios, delinquencies, documentation deficiencies or changing demands by investors. Such loans typically must be sold at a discount to the face value of the note. Our acquisition business is focused on purchasing these S&D loans for which a highly liquid secondary market generally does not exist. We have a variety of opportunities to purchase S&D loans, both shortly following origination and throughout the remainder of their lifecycle.

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

•
Investor Fallout. Mortgages may not meet the requirements of the secondary market for a number of different reasons, including noncompliance with purchaser program requirements, documentation deficiencies and collateral valuation variances.

•
Loan Repurchases. Once a mortgage is sold, it may be subject to a required repurchase by the seller for a number of different reasons, including a subsequent default by the borrower that occurs within a specified period of time after the sale.

•
Facilitation. Occasionally, financial institutions will originate loans (frequently second liens) even though a liquid secondary market does not exist for those loans in order to facilitate the origination of mortgages that do have a liquid secondary market.

Seasoned loans. Seasoned loans may be sold in the secondary market for a number of reasons, including:

•	Mergers and Acquisitions. The acquirer in a merger or acquisition may find that it has acquired mortgages that do not fit within its credit parameters.

•	Credit or Performance Issues. A portfolio holder of mortgages may have accumulated mortgages that have credit or performance characteristics that do not meet its current needs.

•
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

•	Insolvency. When a financial institution becomes insolvent, a trustee may decide to liquidate a mortgage portfolio in order to satisfy the creditors of the insolvent institution.

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

Since commencing operations, we have purchased in excess of $2.92 billion in S&D loans, comprised of approximately 74,000 loans, primarily from financial institutions. During 2006, we purchased over $621 million of principally S&D loans at a weighted average price of 92%, compared with approximately $506 million during 2005 at a weighted average price of 93% and $652 million during 2004 at a weighted average price of 87%. In both 2005 and 2006, the loans we purchased consisted principally of second-lien mortgages on 1-4 family residential properties.

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

“Bulk” and “Flow” Acquisitions

Some lenders sell their S&D loans in the secondary market in small amounts on a frequent basis, while other institutions tend to accumulate larger pools of mortgages before selling them. We have established an acquisition group to focus on each of these two segments of the selling market. Our bulk purchase unit historically has been responsible for acquisitions of portfolios with a face value of notes receivable in excess of $1.5 million, while our flow unit historically has been responsible for acquisitions of portfolios or individual notes with a face value of up to $1.5 million. These amounts were recently increased to $2.0 million. We make the majority of our bulk pool purchases of S&D loans from large conventional lenders in connection with the various opportunities described above. In contrast, our flow purchases are generally made on a more regular basis from smaller, regional mortgage banks that have a need to quickly dispose of one or more S&D loans. Bulk purchases constituted 84% of our overall purchases in 2006, 79% in 2005 and 84% in 2004, respectively.

Due Diligence

We have established a due diligence review process over our years of experience with sellers of S&D loans that we use for all prospective purchases. In connection with our purchases of bulk portfolios, the due diligence process includes an analysis of a majority of the loans in a prospective portfolio, except in the case of very large portfolios where, due to time constraints, we analyze a representative sample of assets in the portfolio. Our team evaluates, among other things, lien position, the value of collateral and the borrower’s debt-to-income ratio, creditworthiness, employment stability, number of years of home ownership, FICO scores and mortgage payment history. Where appropriate, our acquisition department performs an on-site evaluation of the seller’s loan servicing department in addition to reviewing the loan files that comprise the portfolio. This process provides us with additional information as to the actual quality of the servicing of the loans in the portfolio, which we believe is critical to our ability to properly evaluate the portfolio. In the case of flow purchases, we typically perform due diligence at our office on each loan we acquire, which focuses on the same matters described above. In all cases, we tailor our review as appropriate based on the level of our prior experience with the seller and other factors relevant to the specific portfolio.

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

We have accumulated proprietary databases, models and statistical data, over our years of experience with borrowers of S&D loans, based on our understanding of the entire credit cycle and our ability to resolve loans. We believe our intellectual property provides us with a competitive advantage in analyzing, pricing and bidding on S&D loans.

Competition

We face increasingly intense competition in the market for the acquisition of S&D loans. Many of our competitors have financial resources, acquisition departments and servicing capacity considerably larger than our own. Among our largest competitors are Residential Funding Corporation, Bayview Financial Trading Group, Countrywide Financial Corporation, The Goldman Sachs Group, Lehman Brothers, Bear Stearns & Co., Inc. and C-Bass. Competition for acquisitions is generally based on price, reputation of the purchaser, funding capacity and ability to execute within timing parameters required by the seller.

Borrowers

Our business model focuses for the most part on holding the mortgage assets that we acquire through resolution. Our borrowers represent a broad and diverse group of individuals and no single borrower represents a significant portion of our S&D loans. Our borrowers from loans acquired are located in all 50 states.

Sellers

We acquire S&D loans through a variety of methods, including negotiated sales, ongoing purchase agreements, joint-bids with other institutions and private and public auctions. The supply of assets available for purchase by us is influenced by a number of factors, including knowledge by the seller of our interest in purchasing assets of the type it is seeking to sell, the general economic climate, financial industry regulation and new residential mortgage loan origination volume. During 2006, we purchased an aggregate of 425 portfolios from 204 sellers, compared with an aggregate of 402 portfolios from 160 sellers in 2005. Our sources of bulk loan acquisitions have historically varied from year to year and we expect that this will continue to be the case. In addition to acquiring loans directly from sellers, we also occasionally acquire loans indirectly through brokers.

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

Loan Originations - Tribeca

We formed Tribeca, our wholly-owned subsidiary, in 1997 as an origination platform for subprime residential mortgages. Tribeca’s mortgage origination platform provides us with an additional vehicle for growth and reduces our reliance on loan acquisitions from other financial institutions for growth. Since commencing operations in 1997, Tribeca has originated approximately $1.25 billion in subprime residential mortgage loans for individuals in serious financial difficulties and with credit histories, income and/or other factors that cause them to be classified as subprime borrowers.

Through Tribeca, we originate principally first mortgage loans. While our current strategy is to hold a majority of originated loans in our portfolio for investment, our strategy has changed in the past and may do so in the future based on market conditions and our own portfolio needs. During the third quarter of 2006, we began to sell a portion of our newly originated loans for cash on a whole-loan, servicing-released basis. We focus on developing and offering an array of proprietary niche products, including innovative purchase and refinance loans for 1-4 family residential real estate. We offer both fixed and adjustable rate mortgages. Our maximum loan amount is $2 million, and our maximum loan-to-value ratio is 75% for portfolio loans (100% for loans underwritten to specific investor guidelines), depending on the specific product and that product’s underwriting requirements. In 2006, our average loan amount was $227,000, compared with an average loan amount of $228,000 in 2005 and $173,000 in 2004. For loans originated in 2006, the weighted average loan-to-value ratio was 65%, compared with weighted average loan-to-value ratios of 67% and 69% for 2005 and 2004, respectively.

Wholesale and Retail Originations

Tribeca originates loans through both wholesale and retail channels. In 2006, approximately 36% of loans was originated through our retail channels, with the remainder originated through a wholesale network of mortgage brokers. Of retail loans originated in 2006, approximately 78% was Liberty Loans, which we generally hold for our portfolio, while the balance represented loans that we originated for sale to investors. Principally all of the wholesale loans we originated in 2006 were Liberty Loans.

The focus of our retail operation is direct-to-consumer loans. Our marketing efforts consist primarily of pursuing internet-generated leads and to a lesser extent, referral-based business from attorneys, accountants, real estate agents and financial planners, as well as the retention of existing Franklin Credit Management Corporation borrowers. The focus of our wholesale account executives is on identifying qualified mortgage brokers and generating a consistent flow of business. Tribeca maintains five offices, located in New York, New Jersey and Pennsylvania, but originates loans in 34 states.

Tribeca seeks to minimize the inherent risk of using mortgage brokers to source a significant portion of its Liberty Loan originations through a mortgage broker review and approval process. Only approved mortgage brokers can submit mortgage loan request packages to Tribeca for processing and underwriting. Tribeca considers a number of factors for broker approval, including requiring experience in sourcing subprime mortgage loans, appropriate state licenses, and errors/omissions and fidelity insurance polices in force. Tribeca also reviews broker tax returns, credit reports, and the broker’s history of lending experience and consumer complaints.

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

Acquisition of Wholesale Mortgage Operation. In February 2007, Tribeca acquired a wholesale mortgage origination operation, which included the employment of approximately 60 sales and processing personnel located in Bridgewater, New Jersey.

Tribeca paid $485,000 for the associated fixed assets and assumed the lease obligation for the Bridgewater office facility. In addition, Tribeca took over the existing pipeline of “Alt-A” loans (loans on the credit scale between prime and subprime where the borrower possesses a strong credit history but is in need of non-traditional underwriting and processing) in various stages of processing as of the closing of the transaction, which included approximately $17 million of loans that were locked with the borrower out of a total pipeline of $27 million. Tribeca will pay 50 basis points to the seller of the wholesale mortgage origination operation for each loan in the acquired pipeline that is subsequently closed by Tribeca within 90 days of the acquisition. Tribeca did not purchase any closed loans or other assets, nor assume any liabilities other than those under the seller’s lease for the Bridgewater office space.

The principal purpose of the acquisition was to add experienced origination personnel and senior management to Tribeca in order to further expand the origination of its Liberty Loan products. At least initially, Tribeca will continue the Alt-A loan origination activities of the acquired wholesale operation; and, Tribeca intends to sell all Alt-A loan originations for cash in the secondary market on a whole-loan, servicing-released basis. The Alt-A product, while not new to the acquired wholesale unit, will be a new origination activity for Tribeca.

Borrowers

As with loans we acquire, borrowers of loans we originate are a diverse population and no single borrower represents a significant portion of our loans. Our borrowers are located in 34 states, with approximately 62% of the amount of loans originated in both 2006 and 2005 being secured by property in New York and New Jersey. At December 31, 2006, approximately 62% of originated loans held for investment is secured by property in New York and New Jersey.

Secondary Marketing

We sell a portion of the Tribeca loan originations for cash on a whole-loan, servicing-released basis. In 2006, we sold $119.8 million of loans and realized a net gain on sale of $1.9 million, and in 2005, we sold $60.7 million of loans and realized a net gain on sale of $1.3 million. The percentage of originated loans sold varies from year to year, depending on market conditions and our portfolio needs. We have not historically hedged our origination pipeline by entering into mandatory delivery commitments; however, many mortgage originators do so in the ordinary course of business and we may choose to do so in the future as well, if management deems it to be advantageous. The purchasers of the whole loans we do sell are typically large financial institutions. We regularly sell loans meeting specified loan underwriting and other criteria to several large financial institutions with whom we have ongoing investor relationships.

Certain whole-loan sale contracts include provisions requiring the Company to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan after the date of sale. In addition, the purchaser may require that the Company refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid in full within a certain amount of time from the date of sale.

In January 2007, the Company repurchased $17.2 million of Liberty loans previously sold to investors. In addition, the Company has estimated potential additional repurchases of $26 million of Liberty loans previously sold in 2006.

Licensing

Tribeca is currently licensed as a mortgage banker or exempt from licensing in 34 states. Tribeca is also a Department of Housing and Urban Development FHA Title I and Title II approved lender.

Products

We vary our product offerings depending on market conditions. Our origination volume focuses on Liberty Loans, which we generally hold for investment in our own portfolio, and Gold and Platinum loans, which we originate for sale to investors as described above.

Liberty Loans. During 2006, a majority of our loan originations were conducted through our Liberty Loan program. The Liberty Loan is oriented toward borrowers typically in severe financial difficulty who are undergoing a transition in their credit profile due to unforeseen life events such as divorce, business failure, loss of employment, health crises and similar events. A substantial portion of our Liberty Loan originations serves as foreclosure bailouts for the borrowers. Our historical experience has been that Liberty Loan customers either pay off their loans in full by refinancing at a lower interest rate once they have re-established their credit record, or end up in the foreclosure process. Our experience has been that a good portion of the loans in the foreclosure process pay off in full before actual foreclosure. Currently, Liberty Loans are primarily adjustable-rate mortgages, or ARMs, with 30-year terms, with a fixed rate of interest for the first two years and a six-month adjustable rate of interest for the remaining term of the mortgage. The maximum Liberty Loan amount is $2 million, with a maximum loan-to-value ratio of 75%. Our average Liberty Loan amount in 2006 was $223,000, and in 2005 was $229,000.

Our Liberty Loan application and approval process is streamlined, requiring little documentation. The principal factor in our underwriting guidelines has historically been our determination of the borrower’s equity in his or her home and the related calculation of the loan-to-value ratio based on the appraised value of the property, and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan. The specific parameters of the Liberty Loan program continue to evolve. In 2005, we began in an increasing number of cases to gather and analyze additional information that allows us to assess to a reasonable degree the borrower’s ability and intent to repay the loan in connection with our credit decision. We currently offer borrowers several variations of the Liberty Loan based on the amount of documentation provided by the borrower, with the loan-to-value ratio increasing to a maximum of 75% for the product variation requiring the most documentation supporting the ability and intent of the borrower to repay the loan and decreasing to a maximum of 65% for the product variation requiring the least of such documentation. Throughout 2006, loans were assessed to determine the borrower’s ability to make the required mortgage payments using debt-to-income ratio maximums, and taking into consideration compensating factors. However, the assessment of the borrower’s ability to pay is limited depending on the documentation requirements of the particular Liberty Loan product program. Prior to September 2006, we utilized third-party vendors to review the quality of the appraisals on all loans and we used broker price opinions only for loan amounts over $350,000. Effective in September 2006, broker price opinions were used for all loans to compare with appraisals in order to best assess the equity in the borrower’s home.

It is our policy not to originate loans that are subject to either HOEPA or the various state and local laws regarding “high-cost” loans. Consistent with what we believe are industry best practices, the Liberty Loan program, among other things, does not allow for negative amortization, interest-only payments, teaser rates, short-term balloon payments, the financing of single-premium credit life insurance, long-term prepayment penalties, interest rates that increase upon default, or mandatory arbitration clauses.

Platinum and Gold Loans. The balance of our loan originations in 2006 were conducted through our Platinum and Gold programs. Borrowers of our Platinum and Gold loans typically have higher credit ratings than borrowers under loans that we hold for our portfolio, as they are underwritten to specific investor guidelines that require higher credit profiles. The maximum loan amount for Platinum and Gold Loans is $1 million and $500,000, respectively, with a loan-to-value ratio of up to 100%.

Competition

The market for non-prime loan originations is highly competitive. Tribeca competes with a variety of lenders, including banks and mortgage bankers, for the origination of non-prime mortgages. Among the largest and most well-established of these competitors have been New Century Mortgage, Ameriquest Mortgage, Countrywide Financial Corporation, Household Financial Services, Quality Home Loan, Imperial Wholesale Lending and Emigrant Mortgage. Many of our competitors possess greater financial resources, longer operating histories and lower costs of capital than we do. Competition for mortgage originations is based upon marketing efforts, loan processing capabilities, funding capacity, loan product desirability, interest rates and fees and, to a much lesser extent in our case, the ability to sell loans for a premium in the secondary market.

Mortgage Banking Segment Summary Information

The following table sets forth certain information regarding revenues, expenses and income before provision for income taxes for our mortgage banking segment:

	Year Ended December 31,
	2006	2005	2004
Revenues:
Interest income	$41,219,970	$24,331,218	$6,591,458
Purchase discount earned	237,144	459,742	597,841
Gain on sale of originated loans	1,871,633	1,276,566	1,444,037
Gain on sale of other real estate owned	173,989	34,181	93,397
Other income	3,372,000	1,263,883	232,089
Total revenues	46,874,736	27,365,590	8,958,822

Operating expenses:
Interest expense	33,960,553	16,727,093	3,265,066
Collective, general and administrative	5,718,053	2,875,994	1,641,152
Provision for loan losses	204,508	1,004,388	335,530
Amortization of deferred financing costs	1,970,040	1,123,187	334,651
Depreciation	291,065	221,062	114,342
Total expenses	42,144,219	21,951,724	5,690,741

Income before provision for income taxes	4,730,517	5,413,866	3,268,081
Income tax provision	2,034,122	2,434,508	1,503,317
Net income	$2,696,395	$2,979,358	$1,764,764

Fixed-rate originations	$25,728,501	$36,636,445	$54,128,022
Adjustable-rate originations	$359,015,077	$390,624,027	$146,173,263
Total originations	$384,743,578	$427,260,472	$200,301,285
Loans sold	$119,767,721	$60,715,866	$89,925,754

Servicing

Except for a short period of time after acquiring a pool of loans when servicing may be performed for us by the seller, we hold and service substantially all of the loans in our portfolio, including both purchased and originated loans, until resolution. At December 31, 2006, our servicing department consisted of 84 employees who managed 31,323 loans, of which 2,451 had not yet been entered into our servicing system. Our servicing operations are conducted in the following departments:

Loan Boarding and Administration. The primary objective of the loan boarding department is to ensure that newly acquired loans are properly transitioned from the prior servicer and that both newly acquired loans and originated loans are accurately boarded onto our servicing systems. In the bulk acquisition context, data generally is transmitted via an electronic file from the seller which is loaded directly onto our system, while data for originated loans and flow acquisitions is boarded directly by us onto our system. Our loan boarding department audits loan information for accuracy in approximately 10% of bulk purchased loans to ensure that the loans conform to the terms provided in the original note and mortgage. For the remaining bulk purchased loans, we perform verification of critical terms of the loans with information provided to us by the sellers. The information boarded onto our systems provides us with a file that we use to automatically generate introductory letters to borrowers summarizing the terms of their loan, among other standard industry procedures.

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

Collections. The main objective of our collections department is to ensure loan performance through maintaining customer contact. Our collections group continuously reviews and monitors the status of collections and individual loan payments in order to proactively identify and solve potential collection problems. When a loan becomes seven days past due, our collections group begins making collection calls and generating past-due letters. Our collections group attempts to determine whether a past due payment is an aberration or indicative of a more serious delinquency. If the past due payment appears to be an aberration, we emphasize a cooperative approach and attempt to assist the borrower in becoming current or arriving at an alternative repayment arrangement. Upon a serious delinquency, by which we mean a delinquency of 61 days by a borrower, or the earlier determination by our collections group based on the evidence available that a serious delinquency is likely, the loan is typically transferred to our legal department where loss mitigation begins. We employ a range of strategies to modify repayment terms in order to enable the borrower to make payments and ultimately cure the delinquency, or focus on expediting the foreclosure process so that loss mitigation can begin as promptly as practicable.

Legal. Our legal department, which consists of non-lawyer administrative staff experienced in collection work, manages and monitors the progress of seriously delinquent loans and loans which we believe will develop into serious delinquencies. In addition to maintaining contact with borrowers through telephone calls and collection letters, this department utilizes various strategies in an effort to reinstate an account or revive cash flow on an account. The legal department analyzes each loan to determine a collection strategy to maximize the amount and speed of recovery and minimize costs. The particular strategy is based upon each individual borrower’s past payment history, current credit profile, current ability to pay, collateral lien position and current collateral value. We employ a range of strategies depending on the specific situation, including the following:

•	Short-term repayment plans, or forbearance plans, when a delinquency can be cured within six months;

•	Loan modifications, when a delinquency cannot be cured within three months but the borrower has the financial ability to abide by the terms of the loan modification;

•
Short sales, when the borrower does not have the ability to repay and the equity in the property is not sufficient to satisfy the total amount due under the loan, but we accept the sale price of the property in full satisfaction of the debt in order to expedite the process for all parties involved;

•
Deed-in-lieu, when the borrower does not have the ability to repay and the equity in the property is not sufficient to satisfy the total amount due, but we accept the deed in full satisfaction of the debt in order to expedite the process for all parties involved;

•	Assumption, when the borrower wishes to relinquish responsibility to a third party and the prospective borrower demonstrates the ability to repay the loan;

•
Subordination, when we have the second lien on a property and the first lien-holder wishes to refinance its loan, to which we will agree if the terms of the refinanced loan permit the borrower to repay our loan; and

•
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

Portfolio Characteristics

Overall Portfolio

At December 31, 2006, our portfolio (excluding OREO) consisted of $1.25 billion of notes receivable (inclusive of purchase discount not reflected on the face of the balance sheet), $425 million of loans held for investment and $4 million of loans held for sale. Our total loan portfolio grew 22% to $1.66 billion at December 31, 2006, from $1.36 billion at December 31, 2005. Not boarded loans represent loans serviced by the seller on a temporary basis. The following table sets forth information regarding the types of properties securing our loans.

Property Types	Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	$1,359,736,409	81.89%
Condos, co-ops, PUD dwellings	188,936,447	11.38%
Manufactured and mobile homes	22,707,873	1.37%
Multi-family	781,820	0.05%
Secured, property type unknown(1)	27,545,952	1.66%
Commercial	2,204,517	0.13%
Unsecured loans	21,265,089	1.28%
Other	615,016	0.03%
Not boarded(2)	36,687,620	2.21%
Total(3)	$1,660,480,743	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.

(2)
A portion of not boarded loans has been included in the appropriate property type categories based on available information provided by the servicer-seller. The total amount of not boarded loans was $129.9 million at December 31, 2006.

(3)	Excludes $17.2 million of loans sold to investors, which the Company committed to repurchase, that are included on the face of the balance sheet at December 31, 2006.

Geographic Dispersion. The following table sets forth information regarding the geographic location of properties securing the loans in our portfolio at December 31, 2006:

Location	Principal Balance	Percentage of Total Principal Balance
California	$209,422,516	12.61%
New York	182,872,910	11.01%
New Jersey	156,531,051	9.43%
Florida	114,884,839	6.92%
Texas	80,068,341	4.82%
Pennsylvania	75,382,452	4.54%
Ohio	71,579,388	4.31%
Illinois	61,621,446	3.71%
Michigan	52,218,421	3.15%
Maryland	49,761,439	3.00%
All Others	606,137,940	36.50%
Total*	$1,660,480,743	100.00%

*	Excludes $17.2 million of loans sold to investors, which the Company committed to repurchase, that are included on the face of the balance sheet at December 31, 2006.

Amounts included in the tables above under the heading “Principal Balance” represent the aggregate unpaid principal balance outstanding of notes receivable, loans held for investment and loans held for sale.

Asset Quality

Delinquency. The following tables provide a breakdown of the delinquency status of our notes receivable, loans held for investment and loans held for sale portfolios as of the dates indicated, by principal balance. Because we specialize in acquiring and servicing loans with erratic payment patterns and an elevated level of credit risk, a portion of the loans we acquire are in various stages of delinquency, foreclosure and bankruptcy when we acquire them. We monitor the payment status of our borrowers based on both contractual delinquency and recency delinquency. By contractual delinquency, we mean the delinquency of payments relative to the contractual obligations of the borrower. By recency delinquency, we mean the recency of the most recent full monthly payment received from the borrower. By way of illustration, on a recency delinquency basis, if the borrower has made the most recent full monthly payment within the past 30 days, the loan is shown as current regardless of the number of contractually delinquent payments. In contrast, on a contractual delinquency basis, if the borrower has made the most recent full monthly payment, but has missed an earlier payment or payments, the loan is shown as contractually delinquent. We classify a loan as in foreclosure when we determine that the best course of action to maximize recovery of unpaid principal balance is to begin the foreclosure process. We classify a loan as in bankruptcy when we receive notice of a bankruptcy filing from the bankruptcy court.

		December 31, 2006
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 - 30 days	$961,563,124	57.91%	$1,096,675,851	66.04%
Delinquent	31 - 60 days	89,662,792	5.40%	57,397,832	3.46%
	61 - 90 days	12,558,911	0.76%	20,572,952	1.24%
	90+ days	195,922,320	11.80%	85,060,512	5.12%

Bankruptcy	0 - 30 days	38,276,181	2.31%	101,649,384	6.12%
Delinquent	31 - 60 days	8,523,006	0.51%	6,957,591	0.42%
	61 - 90 days	3,231,686	0.19%	2,920,336	0.18%
	90+ days	104,883,243	6.32%	43,386,805	2.61%

Foreclosure	0 - 30 days	622,379	0.04%	8,371,118	0.50%
Delinquent	31 - 60 days	214,085	0.01%	1,789,362	0.11%
	61 - 90 days	244,283	0.02%	2,593,268	0.16%
	90+ days	208,091,113	12.53%	196,418,112	11.83%

Not Boarded(1)		36,687,620	2.21%	36,687,620	2.21%
	Total(2)	$1,660,480,743	100.00%	$1,660,480,743	100.00%
Total loans	0 - 30 days	$1,000,461,684	60.25%	$1,206,696,353	72.67%

(1)
Not boarded represents recently acquired loans serviced by the seller on a temporary basis. A portion of not boarded loans has been included in the appropriate delinquency categories based on information provided by the seller-servicer. The remaining portion of not boarded loans, for which information has not been entered into our servicing system, is shown in the not boarded category.

(2)	Excludes $17.2 million of loans sold to investors, which the Company committed to repurchase, that are included on the face of the balance sheet at December 31, 2006.

		December 31, 2005
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 - 30 days	$687,887,057	50.68%	$791,779,227	58.33%
Delinquent	31 - 60 days	76,225,331	5.61%	36,316,774	2.68%
	61 - 90 days	19,629,463	1.45%	15,938,651	1.17%
	90+ days	139,882,279	10.30%	79,589,478	5.86%

Bankruptcy	0 - 30 days	38,018,748	2.80%	108,931,183	8.02%
Delinquent	31 - 60 days	11,207,345	0.83%	7,845,350	0.58%
	61 - 90 days	4,725,448	0.35%	4,851,743	0.36%
	90+ days	113,808,976	8.38%	46,132,241	3.40%

Foreclosure	0 - 30 days	793,327	0.06%	8,414,493	0.62%
Delinquent	31 - 60 days	606,737	0.04%	2,934,832	0.22%
	61 - 90 days	895,794	0.07%	2,444,743	0.18%
	90+ days	131,112,327	9.66%	119,614,117	8.81%

Not Boarded*		132,573,874	9.77%	132,573,874	9.77%
	Total	$1,357,366,706	100.00%	$1,357,366,706	100.00%
Total loans	0 - 30 days	$726,699,132	53.54%	$909,124,903	66.98%

*
Not boarded represents recently acquired loans serviced by the seller on a temporary basis. A portion of not boarded loans has been included in the appropriate delinquency categories based on information provided by the seller-servicer. The remaining portion of not boarded loans, for which information has not been entered into our servicing system, is shown in the not boarded category.

Notes Receivable Portfolio

As of December 31, 2006, our notes receivable portfolio, which consists of purchased loans, included approximately 29,460 loans with an aggregate unpaid principal balance (“UPB”) of $1.25 billion, compared with approximately 23,684 loans with an aggregate UPB of $970 million as of December 31, 2005. Impaired loans comprise and will continue to comprise a significant portion of our portfolio. Many of the loans we acquire are impaired loans at the time of purchase. We generally purchase such loans at significant discounts and have considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income generally is not accrued on impaired loans, interest and fees are received on a portion of loans classified as impaired. The following table provides a breakdown of the notes receivable portfolio by year:

	2006	2005	2004
Performing loans	$866,296,721	$536,974,892	$436,366,893
Allowance for loan losses	7,745,261	14,266,781	19,154,310
Nonaccretable discount*	29,536,412	5,423,419	-
Total performing loans, net of allowance for loan losses and nonaccretable discount	829,015,048	517,284,692	417,212,583

Impaired loans	251,210,748	244,986,933	280,078,060
Allowance for loan losses	44,679,114	43,691,572	57,889,091
Nonaccretable discount*	19,892,190	8,529,588	-
Total impaired loans, net of allowance for loan losses and nonaccretable discount	186,639,444	192,765,773	222,188,969

Not yet boarded onto servicing system	129,906,356	188,037,218	95,440,903
Allowance for loan losses	-	9,317,802	12,584,898
Nonaccretable discount*	11,102,901	10,028,006	-
Not yet boarded onto servicing system, net of allowance for loan losses and nonaccretable discount	118,803,455	168,691,410	82,856,005
Total notes receivable, net of allowance for loan losses and nonaccretable discount	1,134,457,947	878,741,875	722,257,557

Accretable discount*	12,842,755	11,360,617	-

Total Notes Receivable, net of allowance for loan losses and accretable/nonaccretable discount	$1,121,615,192	$867,381,258	$722,257,557

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

The following table provides a breakdown of the balance of our portfolio of notes receivable between fixed-rate and adjustable-rate loans, net of allowance for loan losses and excluding loans purchased but not yet boarded onto our servicing operations system as of December 31, 2006, December 31, 2005 and December 31, 2004 of $129,906,356, $178,719,416, and $82,856,005, respectively:

	2006	2005	2004
Performing Loans:
Fixed-rate Performing Loans	$755,334,985	$393,982,311	$300,286,566
Adjustable-rate Performing Loans	103,216,474	128,725,800	116,926,017
Total Performing Loans	$858,551,459	$522,708,111	$417,212,583

Impaired Loans:
Fixed-rate Impaired Loans	$169,586,108	$167,093,004	$184,312,204
Adjustable-rate Impaired Loans	36,945,527	34,202,357	37,876,765
Total Impaired Loans	$206,531,635	$201,295,361	$222,188,969
Total Notes	$1,065,083,094	$724,003,472	$639,401,552

Accretable Discount	$12,842,755	$11,360,617	$-
Nonaccretable Discount	$49,428,602	$13,953,006	$-
Total Notes Receivable, net of allowance for loan losses, excluding loans not boarded onto servicing systems	$1,002,811,737	$698,689,849	$639,401,552

Impaired loans comprise and will continue to comprise a significant portion of our portfolio. Many of the loans we acquire are impaired loans at the time of purchase. We generally purchase such loans at significant discounts and have considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income generally is not accrued on impaired loans, interest and fees are received on a portion of loans classified as impaired.

Loan Acquisitions

We purchased over $621 million in assets (principally single-family residential loans secured by second liens) in 2006, compared with approximately $506 million in assets (principally single-family residential loans secured by second liens) during 2005 and approximately $652 million in assets (principally single-family residential loans) during 2004. A substantial portion of the loans we acquired in 2004 resulted from the purchase of two large portfolios, which together represented over $400 million in UPB at the time of acquisition. The following table sets forth the amounts and purchase prices of our mortgage loan acquisitions during the previous three calendar years:

	2006	2005	2004
Number of loans	12,881	12,311	12,914
Aggregate unpaid principal balance at acquisition	$621,441,190	$505,655,681	$625,762,750*
Purchase price	$572,011,360	$468,324,936	$544,288,354
Purchase price percentage	92%	93%	87%

* Exclusive of credit card portfolio in the amount of $26.3 million.

Notes Receivable Dispositions

In the ordinary course of our loan servicing process and through the periodic review of our portfolio of purchased loans, there are certain loans that, for various reasons, we determine to sell. We typically sell these loans on a whole-loan, servicing-released basis, for cash. The following table sets forth our dispositions of purchased loans during the previous three calendar years:

	2006	2005	2004
Sale of Performing Loans
Aggregate unpaid principal balance	$3,784,126	$13,573,871	$19,845,833
Gain on sale	$94,862	$1,263,866	$2,178,295

Sale of Non-Performing Loans
Aggregate unpaid principal balance	$161,149	$23,491,405*	$1,154,505
Gain (loss) on sale	$69,049	$47,021	$(477,182)

Total gain on sale	$163,911	$1,310,887	$1,701,113

* Sale of credit card portfolio. The carrying value of this portfolio was $1.2 million.

Tribeca’s Loan Originations

The following table sets forth Tribeca’s loan originations, as well as dispositions, during the previous three calendar years. During 2004, we began to originate loans, principally adjustable-rate loans with a fixed rate for the first two years, to be held in our portfolio. During 2006, we began to sell a portion of our newly originated adjustable-rate Liberty Loans on a whole-loan, servicing-released basis.

	2006	2005	2004
Number of loans originated	1,696	1,871	1,159
Original principal balance	$384,743,578	$427,260,472	$200,301,285
Average loan amount	$226,854	$228,359	$172,823

Originated as fixed	$25,728,501	$36,636,445	$54,128,022
Originated as ARM*	$359,015,077	$390,624,027	$146,173,263

Number of loans sold	533	297	576
Aggregate face value	$119,767,721**	$60,715,866	$89,925,754
Gain on sale	$1,871,633**	$1,276,566	$1,444,037
Gain on sale percentage	1.56%	2.10%	1.61%

*	Originated ARM loans are principally fixed-rate for the first two years and six-month adjustable-rate for the remaining term.

**
At December 31, 2006, approximately $43 million of sold loans were anticipated to be repurchased. The gain on sale includes a reserve for the portion of the gain that relates to the gain recognized on the sold loans expected to be repurchased.

Other Real Estate Owned

The following table sets forth our real estate owned, or OREO portfolio, and OREO sales during the previous three calendar years:

	2006	2005	2004
Other real estate owned	$22,977,725	$19,936,274	$20,626,156
OREO as a percentage of total assets	1.38%	1.50%	2.33%
OREO sold	$30,407,208	$30,697,381	$20,273,482
Gain on sale	$1,918,822	$1,758,351	$542,202

Geographic Dispersion of Originated Loans. The following table sets forth information regarding the geographic location of properties securing all loans originated by Tribeca during 2006 and the aggregate portfolio of loans originated and held for investment at December 31, 2006:

	Loans Originated for Year Ended December 31, 2006		Loans Held for Investment at December 31, 2006
Location	Principal Balance	Percentage of Total Principal Balance	Principal Balance	Percentage of Total Principal Balance
New Jersey	$121,814,914	31.66%	$126,934,168	31.15%
New York	116,809,178	30.36%	124,523,220	30.56%
Pennsylvania	26,324,425	6.84%	37,637,740	9.24%
Florida	22,467,674	5.84%	20,172,002	4.95%
Maryland	21,166,509	5.50%	19,789,152	4.86%
Massachusetts	20,220,700	5.25%	22,079,487	5.42%
Virginia	15,419,353	4.01%	13,110,118	3.22%
Connecticut	10,700,850	2.78%	12,631,698	3.10%
California	7,489,600	1.95%	8,621,618	2.11%
North Carolina	4,373,451	1.14%	3,240,969	0.79%
All Others	17,956,924	4.67%	18,765,830	4.60%
Total*	$384,743,578	100.00%	$407,506,002	100.00%

*
UPB before net deferred fees and allowance for loan losses. Excludes $17.2 million of loans sold to investors, which the Company committed to repurchase, that are included on the face of the balance sheet at December 31, 2006.

Delinquency. The following tables provide a breakdown of the delinquency status of our loans held for investment and loans held for sale portfolios as of the dates indicated, by principal balance. Because we specialize in originating residential mortgage loans for individuals with credit histories, income and/or factors that cause them to be classified as subprime borrowers, a substantially greater portion of the loans we originate experience varying degrees of delinquency, foreclosure and bankruptcy than those of prime lenders. However, due to the fairly conservative loan-to-value ratios, we typically collect full payment of principal and interest on delinquent loans that are in the process of foreclosure. We monitor the payment status of our borrowers based on both contractual delinquency and recency delinquency. By contractual delinquency, we mean the delinquency of payments relative to the contractual obligations of the borrower. By recency delinquency, we mean the recency of the most recent full monthly payment received from the borrower. By way of illustration, on a recency delinquency basis, if the borrower has made the most recent full monthly payment within the past 30 days, the loan is shown as current regardless of the number of contractually delinquent payments. In contrast, on a contractual delinquency basis, if the borrower has made the most recent full monthly payment, but has missed an earlier payment or payments, the loan is shown as contractually delinquent. We classify a loan as in foreclosure when we determine that the best course of action to maximize recovery of unpaid principal balance is to begin the foreclosure process. We classify a loan as in bankruptcy when we receive notice of a bankruptcy filing from the bankruptcy court.

		December 31, 2006
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 - 30 days	$188,855,227	45.72%	$239,784,515	58.05%
Delinquent	31 - 60 days	31,652,388	7.66%	23,558,856	5.70%
	61 - 90 days	2,561,701	0.62%	8,105,861	1.96%
	90+ days	76,292,627	18.47%	27,912,711	6.76%

UBankruptcyU	0 - 30 days	134,904	0.03%	2,039,871	0.49%
Delinquent	31 - 60 days	55,652	0.02%	330,509	0.08%
	61 - 90 days	-	-	-	-
	90+ days	9,885,179	2.39%	7,705,355	1.87%

UForeclosure(1)	0 - 30 days	-	-	1,894,422	0.46%
Delinquent	31 - 60 days	-	-	621,003	0.15%
	61 - 90 days	-	-	1,258,886	0.31%
	90+ days	103,629,240	25.09%	99,854,929	24.17%

	Total(2)	$413,066,918	100.00%	$413,066,918	100.00%
Total loans	0 - 30 days	$188,990,131	45.75%	$243,718,808	59.00%

(1)
$103.6 million of loans were in various stages of the foreclosure process; our servicing practice for this portfolio is to move loans into our foreclosure collection process at an early stage of delinquency.

(2)	Excludes $17.2 million of loans sold to investors, which the Company committed to repurchase, that are included on the face of the balance sheet at December 31, 2006.

		December 31, 2005
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 - 30 days	$277,508,660	71.64%	$309,162,953	79.81%
Delinquent	31 - 60 days	29,203,954	7.54%	15,606,343	4.03%
	61 - 90 days	8,504,760	2.20%	7,192,915	1.86%
	90+ days	23,073,068	5.95%	6,328,231	1.63%

UBankruptcyU	0 - 30 days	859,676	0.22%	1,697,063	0.44%
Delinquent	31 - 60 days	341,989	0.09%	101,250	0.02%
	61 - 90 days	279,669	0.07%	66,490	0.02%
	90+ days	1,842,298	0.48%	1,458,829	0.38%

UForeclosure*U	0 - 30 days	-	-	2,659,754	0.69%
Delinquent	31 - 60 days	606,737	0.16%	1,113,952	0.29%
	61 - 90 days	669,889	0.17%	638,318	0.16%
	90+ days	44,476,962	11.48%	41,341,564	10.67%

	Total	$387,367,662	100.00%	$387,367,662	100.00%
Total loans	0 - 30 days	$278,368,336	71.86%	$313,519,770	80.94%

*
$45.8 million of loans were in various stages of the foreclosure process; our servicing practice for this portfolio is to move loans into our foreclosure collection process at an early stage of delinquency.

During 2006, our loans held for investment, principally Liberty Loans, became more seasoned and, as anticipated, a significant portion of our Liberty Loans were moved into the foreclosure process. At December 31, 2006, $102.7 million of Liberty Loans, or 24.9% of the portfolio of loans held for investment were in our foreclosure process, compared with $44.7 million, or 11.5%, at December 31, 2005. At December 31, 2006, our Servicing department personnel evaluated the collateral of each loan in the foreclosure process for its estimated realizable value, utilizing updated BPOs; the estimated losses on disposition aggregated approximately $500,000.

Our experience with Liberty Loans is that a percentage of the loans in the foreclosure process pay off in full, including approximately 90% of all unpaid interest due at the time of payoff, prior to actual foreclosure sale. During 2006, $104.0 million of Liberty Loans (unpaid principal) paid off in full and the Company received approximately $5.9 million in past due interest.

Government Regulation

The mortgage lending industry is highly regulated. Our business is regulated by federal, state and local government authorities and is subject to federal, state and local laws, rules and regulations, as well as judicial and administrative decisions that impose requirements and restrictions on our business. At the federal level, these laws, rules and regulations include:

•	the Equal Credit Opportunity Act and Regulation B;

•	the Federal Truth in Lending Act and Regulation Z;

•	Home Ownership and Equity Protection Act, or HOEPA;

•	the Real Estate Settlement Procedures Act, or RESPA, and Regulation X;

•	the Fair Credit Reporting Act;

•	the Fair Debt Collection Practices Act;

•	the Home Mortgage Disclosure Act and Regulation C;

•	the Fair Housing Act;

•	the Telemarketing and Consumer Fraud and Abuse Prevention Act;

•	the Telephone Consumer Protection Act;

•	the Gramm-Leach-Bliley Act;

•	the Soldiers and Sailors Civil Relief Act;

•	the Fair and Accurate Credit Transactions Act; and

•	the CAN-SPAM Act.

These laws, rules and regulations, among other things:

•	impose licensing obligations and financial requirements on us;

•	limit the interest rates, finance charges, and other fees that we may charge;

•	prohibit discrimination both in the extension of credit and in the terms and conditions on which credit is extended;

•	prohibit the payment of kickbacks for the referral of business incident to a real estate settlement service;

•	impose underwriting requirements;

•	mandate various disclosures and notices to consumers, as well as disclosures to governmental entities;

•	mandate the collection and reporting of statistical data regarding our customers;

•	require us to safeguard non-public information about our customers;

•	regulate our collection practices;

•	require us to combat money-laundering and avoid doing business with suspected terrorists;

•	restrict the marketing practices we may use to find customers, including restrictions on outbound telemarketing; and

•	in some cases, impose assignee liability on us as purchaser of mortgage loans as well as the entities that purchase our mortgage loans.

Our failure to comply with these laws can lead to:

•	civil and criminal liability, including potential monetary penalties;

•	loss of lending licenses or approved status required for continued lending and servicing operations;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	legal defenses causing delay and expense;

•	adverse effects on our ability, as servicer, to enforce loans;

•	the borrower having the right to rescind or cancel the loan transaction;

•	adverse publicity;

•	individual and class action lawsuits;

•	administrative enforcement actions;

•	damage to our reputation in the industry;

•	inability to sell or securitize our loans; or

•	inability to obtain credit to fund our operations.

Although we have systems and procedures directed to compliance with these legal requirements and believe that we are in material compliance with all applicable federal, state and local statutes, rules and regulations, we cannot provide assurance that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies will not interpret existing laws or regulations in a more restrictive matter, which could render our current business practices non-compliant or which could make compliance more difficult or expensive. These applicable laws and regulations are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently or may be interpreted infrequently or only recently and inconsistently. As a result of infrequent, sparse or conflicting interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them. Any ambiguity under a law to which we are subject may lead to non-compliance with applicable regulatory laws and regulations. We actively analyze and monitor the laws, rules and regulations that apply to our business, as well as the changes to such laws, rules and regulations.

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

Local, state and federal legislatures, state and federal banking regulatory agencies, state attorneys general offices, the FTC, the Department of Justice, the Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending practices by some companies, primarily in the non-prime lending industry, sometimes referred to as “predatory lending” practices. Sanctions have been imposed by various agencies for practices such as charging excessive fees, imposing higher interest rates than the credit risk of some borrowers warrant, failing to disclose adequately the material terms of loans to borrowers and abrasive servicing and collections practices. The Office of the Comptroller of the Currency, the regulator of national banks, issued a final regulation in 2004 that prescribed an explicit anti-predatory lending standard without regard to a trigger test based on the cost of the loan, which prohibits a national bank from, among other restrictions, making a loan based predominately on the foreclosure value of the borrower’s home, rather than the borrower’s repayment ability, including current and expected income, current obligations, employment status and relevant financial resources. This restriction would prevent national banks and their operating subsidiaries from purchasing the variation of the Liberty Loan where no assessment is made of the borrower’s ability to repay the loan. In addition, if this standard were adopted more generally, it may impact the ability of Tribeca to originate the Liberty Loan.

On May 16, 2005, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, and the National Credit Union Administration (the “Agencies”) jointly issued “Credit Risk Management Guidance for Home Equity Lending.” The guidance promotes sound credit risk management practices for institutions engaged in home equity lending (both home equity lines of credit and closed-end home equity loans). Among other risk factors, the Guidance cautions lenders to consider all relevant risk factors when establishing product offerings and underwriting guidelines, including a borrower’s income and debt levels, credit score (if obtained), and credit history, as well as the loan size, collateral value, lien position, and property type and location. It stresses that prudently underwritten home equity loans should include an evaluation of a borrower’s capacity to adequately service the debt, and that reliance on a credit score is insufficient because it relies on historical financial performance rather than present capacity to pay. While not specifically applicable to loans originated by Tribeca, the guidance is instructive of the regulatory climate covering low and no documentation loans, such as certain of Tribeca’s Liberty Loan products.

On March 8, 2007, the Agencies published in the Federal Register for public comment a proposed statement on subprime mortgage lending to address certain concerns of the Agencies that subprime borrowers may not fully understand the risk and consequences of certain adjustable-rate mortgage products. The Agencies expressed particular concern with (1) marketing products to subprime borrowers offering low initial payments based on an introductory (“teaser”) rate that is considerably lower than the fully indexed rate; (2) approving borrowers without considering appropriate documentation of their income; (3) setting very high or no limits on payment or interest rate increases at reset periods; (4) loan product features likely to result in frequent refinancing to maintain an affordable monthly payment; (5) including substantial prepayment penalties and/or prepayment penalties that extend beyond the initial rate adjustment period; and (5) providing borrowers with inadequate information relative to product features, material loan terms and products risks.

The proposed statement identifies underwriting standards, consumer protection principles and control systems applicable to subprime mortgage loans that focus on the importance of evaluating the borrower’s ability to repay the debt by its final maturity at the fully indexed rate and providing information that enable consumers to understand material terms, costs, and risks. The Agencies caution their regulated institutions against making mortgage loans based predominately on the foreclosure or liquidation value of a borrower’s collateral rather than on the borrower’s ability to repay the mortgage according to its terms, inducing a borrower to repeatedly refinance a loan in order to charge high points and fees each time a loan is refinanced and engaging in fraud or deception to conceal the true nature of the mortgage loan obligation. The Agencies also advise their regulated institutions that when underwriting higher risk loans, stated income and reduced documentation should be accepted only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity. A higher interest rate is not considered a mitigating factor. While the proposed statement is for financial institutions regulated by the Agencies, which do not include Franklin Credit or Tribeca, and, in part, discusses subprime products not offered by Tribeca such as loans with “teaser” rates, the proposed statement appears to apply strict standards for all types of subprime loans and is instructive of the regulatory climate concerning subprime mortgage loans, such as Tribeca’s Liberty Loan, where the lending decision is or may have been based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan.. In addition, as with the 2006 Interagency Guidance on Nontraditional Mortgage Product Risks for mortgages where the borrower is able to defer repayment of principal for a period of time (interest only-loans and Pay Option ARMS), state regulators may adopt or issue similar standards applicable to the institutions they regulate, which includes Tribeca. For instance, the Association of Residential Mortgage Regulators, which is comprised of state officials with responsibility for regulating state licensed mortgage lenders and brokers, has issued a joint press release with the Conference of State Bank Supervisors endorsing the proposed statement.

A key mortgage industry tool for finding new borrowers is under recent attack in class action litigation across the country. Those class actions have been filed by attorneys seeking to capitalize on a 2004 decision of the Seventh Circuit Court of Appeals, Cole v. U.S. Capital, Inc. (“Cole”) interpreting the meaning of “firm offers of credit” under the Fair Credit Reporting Act (“FCRA”). A prescreened or firm offer is any offer of credit to a consumer that will be honored if the consumer is determined, based on information in a consumer report on the consumer, to meet the specific criteria used to select the consumer for the offer. Cole was the first case in the nation to hold that an offer of nominal “value” to the consumer, which could arise from a combination of factors such as a low dollar amount of the offered credit, ambiguous or contradictory terms, or complex approval procedures, may not actually qualify as a “firm offer” under FCRA, even if the stated amount is guaranteed. Recent courts to address the issue have split on the issue. Some of the courts in these recent cases have concluded that the defendant’s violation of FCRA was “willful.” FCRA distinguishes negligent or inadvertent non-compliance from “willful” violations by the damages that are available. Specifically, FCRA provides for statutory damages of $100-1,000 per violation for “willful” violations and permits punitive damages as well. By contrast, FCRA provides that a defendant whose non-compliance was merely negligent will be liable only for “actual damages sustained by the consumer as a result of the failure.” This distinction is significant because FCRA does not have a cap for statutory damages in a class action, unlike other federal statutes regulating consumer lending which cap statutory damages in a class action at a maximum of $500,000 or one percent of the creditor’s net worth, whichever is less. If we are named as a defendant in a firm offer class action, and the court were to find that the violation was willful, we could face substantial liability that could have a material adverse affect on our financial condition and operations.

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

Laws, rules and regulations have been adopted, or are under consideration, at the state and local levels that are similar to HOEPA in that they impose certain restrictions on loans on which certain points and fees or the APR exceeds specified thresholds, which generally are lower than under federal law. These restrictions include prohibitions on steering borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, flipping or repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans. If the numerical thresholds were miscalculated, certain variations of our Liberty Loan product, where the lending decision is or may have been based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan, would violate HOEPA and many of these state and local anti-predatory lending laws. In the past, we have sold a portion of our Liberty Loan production to third parties on a whole-loan, servicing-released basis. Going forward, however, our ability to finance the origination of Liberty Loans or sell the Liberty Loan product to third parties could be impaired if our sources of financing or mortgage investors are required or choose to incorporate prohibitions from certain anti-predatory lending practices into their eligibility criteria, even if the laws themselves do not specifically apply to us. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. The remedies for violations of these laws are not based on actual harm to the consumer and can result in damages that exceed the loan balance. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on assignees, which may include our warehouse lenders and whole-loan buyers, regardless of whether the assignee knew of or participated in the violation.

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

A portion of our mortgage loans are originated through independent mortgage brokers. Mortgage brokers provide valuable services in the loan origination process and are compensated for their services by receiving fees on loans. Brokers may be paid by the borrower, the lender or both. If a borrower cannot or does not want to pay the mortgage broker’s fees directly, the loan can be structured so that the mortgage broker’s fees are paid from the proceeds of the loan, or the loan can provide for a higher interest rate or higher fees to the lender. Regardless of the manner in which a broker is compensated, the payment is intended only to compensate the broker for the services actually performed and the facilities actually provided.

RESPA prohibits the payment of fees for the mere referral of real estate settlement service business. This law does permit the payment of reasonable value for services actually performed and facilities actually provided unrelated to the referral. In the past, several lawsuits have been filed against mortgage lenders alleging that such lenders have made certain payments to independent mortgage brokers in violation of RESPA. These lawsuits generally have been filed on behalf of a purported nationwide class of borrowers alleging that payments made by a lender to a broker in addition to payments made by the borrower to a broker are prohibited by RESPA and are therefore illegal. On September 18, 2002, the Eleventh Circuit Court of Appeals issued a decision in Heimmermann v. First Union Mortgage Corp., which reversed the court’s earlier decision in Culpepper v. Irwin Mortgage Corp. in which the court found the yield spread premium payments received by a mortgage broker to be unlawful per se under RESPA. The Department of Housing and Urban Development responded to the Culpepper decision by issuing a policy statement (2001-1) taking the position that lender payments to mortgage brokers, including yield spread premiums, are not per se illegal. The Heimmermann decision eliminated a conflict that had arisen between the Eleventh Circuit and the Eighth and Ninth Circuit Courts of Appeals, with the result that all federal circuit courts that have considered the issue have aligned with the Department of Housing and Urban Development policy statement and found that yield spread premiums are not prohibited per se. If other circuit courts that have not yet reviewed this issue disagree with the Heimmermann decision, there could be a substantial increase in litigation regarding lender payments to brokers and in the potential costs of defending these types of claims and in paying any judgments that might result. Although we believe that our broker compensation programs comply with all applicable laws and are consistent with long-standing industry practice and regulatory interpretations, in the future new regulatory interpretations or judicial decisions may require us to change our broker compensation practices. Such a change may have a material adverse effect on us and the entire mortgage lending industry.

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

As discussed above under the heading “New Areas of Regulation,” there has been significant class action activity relating to prescreened offers of credit, which is a tool we and many other mortgage lenders use for finding new borrowers. We have not been named as a defendant in such a class action. However, if we were to be named in a class action alleging a violation of the Fair Credit Reporting Act’s prescreened offer provisions, and the court were to find that the violation was willful, we could face substantial liability that could have a material adverse affect on our financial condition and operations.

Home Mortgage Disclosure Act

In 2002, the Federal Reserve Board adopted changes to Regulation C promulgated under the Home Mortgage Disclosure Act. Among other things, the new regulations require lenders to report pricing data on loans that they originate with annual percentage rates that exceed the yield on treasury bills with comparable maturities by three percent. The expanded reporting took effect in 2004 for reports filed in 2005. A majority of our loans are subject to the expanded reporting requirements.

The expanded reporting does not provide for additional loan information such as credit risk, debt-to-income ratio, LTV ratio, documentation level or other salient loan features that might impact pricing on individual loans. As a result, the reported information may lead to increased litigation and government scrutiny to determine if any reported disparities between prices paid by minorities and majorities may have resulted from unlawful discrimination. For example, the Civil Rights Division of the New York State Attorney General’s office has requested that certain large lenders provide it with supplementary information to explain the disparities in their reported HMDA data.

Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act

The FCC and the FTC adopted “do-not-call” registry requirements, which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called. These requirements also mandate that we do not call consumers who have chosen to be on the list. Those prohibitions do not apply to calls made to a servicer’s existing customers. Several states have also adopted similar laws, with which we also seek to comply.

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

Employees

We recruit, hire, and retain individuals with the specific skills that complement our corporate growth and business strategies. As of December 31, 2006, we had 232 full time employees, of which 78 were employed by Tribeca, our origination subsidiary.

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

Our success depends upon the continued availability of portfolios of scratch and dent loans, or S&D loans, that meet our purchasing criteria, and our ability to identify and successfully bid to acquire such portfolios. The availability of such portfolios at favorable prices and on terms acceptable to us depends on a number of factors outside of our control, including:

•	general conditions in the U.S. and regional economies;

•	interest rates;

•	the demand for residential real estate purchases, refinancing or home equity lines of credit;

•	real estate values;

•	underwriting criteria used by originators;

•	the prices other acquirers are willing to pay;

•	the securitization market; and

•	laws and regulations governing consumer lending.

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

The success of the loan origination business of our wholly-owned subsidiary, Tribeca Lending Corp., depends on our ability to market Tribeca’s loan origination products to subprime borrowers seeking to obtain residential mortgage loans. Adverse changes in the U.S. economy or the real estate market could result in a decrease in borrowing activity generally, as well as an increase in competition for subprime borrowers among loan originators, which could reduce the number of loans Tribeca is able to originate. A prolonged or exacerbated decline in housing prices nationwide or in the principal geographic markets where Tribeca originates loans could reduce the overall number of borrowers that meet the loan-to-value ratio qualifications for its Liberty Loan products. Further, changes in the regulatory environment that result in our adopting more demanding underwriting standards or documentation requirements or other increased restrictions on loans to subprime borrowers, or the perception that such changes are likely, may also reduce the number of loans Tribeca is able to originate. A reduction in Tribeca’s origination business would curtail the growth of the number of loans in our portfolio from which we generate revenue through interest and fee income, loan sales and servicing, which could negatively affect our revenues and financial condition.

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

We currently receive a substantial majority of our external financing from our principal lender, Sky Bank, under a series of credit facilities, including our master credit facility, Tribeca’s warehouse credit and security agreement, or warehouse facility, and Tribeca’s master credit and security agreement. If we lose access to this primary source of external financing for any reason, we will not have the liquidity to fund our business operations.

We depend on our credit facilities to:

•	provide the cash necessary to fund our acquisition of S&D loans;

•	fund our loan originations; and

•	enable us to hold our loans for investment or pending sale.

Our credit facilities do not obligate our principal lender to make any additional credit available to us. Accordingly, there is no guarantee that we will continue to receive additional financing under our current agreements or that our principal lender will enter into new agreements with us upon the expiration of the current agreements on terms favorable to us or at all. If our principal lender, or our participating banks refuse to extend additional credit to us for any reason, including, for example, a change in policies, management or control, reaching a maximum lending amount to one borrower, a change in its criteria for eligible mortgage loans to secure credit advances, a change in the regulatory environment, including a change in the financing of mortgage loans where the lending decision is based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan, or a lack of available funds, a change in our financial condition, for example, our capital/assets ratio or debt/equity ratio, or operating results, or a severe decline in the housing, mortgage or subprime mortgage markets, we would need to secure comparable financing from the other banks currently participating with our principal lender and/or other sources in order to continue to fund our acquisition and origination activities and possibly working capital. In addition, we may not be able to secure additional fundings from our lender within the time period necessary to capitalize on special opportunities in the marketplace that may become available from time to time. There is no guarantee that, in such an event, we would be able to secure other external financing on favorable terms or at all.

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

The pending merger of our principal lender, Sky Bank, with Huntington Bancshares Inc., could harm our ability to borrow funds to support our business.

In December 2006, Sky Bank announced a pending merger with Huntington Bancshares Inc. The merger is expected to close in the third quarter of 2007, subject to regulatory and stockholder approvals, and is expected to result in a combined $54 billion bank in total assets. The combined bank will be the successor to our credit facilities currently provided by Sky, and we believe that the combined bank will continue our banking relationship and continue to meet the Company’s financing needs. However, there is no guarantee the merged bank will continue to provide financing on the same or more favorable terms or at all.

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

The unpaid principal balance of each loan under our various credit facilities with our principal lender is amortized over a twenty-year period, but matures three years after the date the loan was made. Historically, our principal lender has routinely agreed to renew such loans for additional three-year terms upon their maturity. Similarly, advances under Tribeca’s warehouse facility are required to be repaid within 120 days after the date of advance (or, in some cases, earlier). Our principal lender has historically allowed us to convert our indebtedness under the warehouse facility to term loans outside the warehouse facility, and has provided us with consolidation and refinancing opportunities. There is no guarantee that our principal lender will continue to renew our loans under the term loan agreements or provide us with opportunities to consolidate, refinance or convert our borrowings under the warehouse facility, thereby relieving our immediate repayment obligations. Our principal lender’s refusal to provide us with such renewal, conversion, consolidation and refinancing opportunities could cause our indebtedness to become immediately due and payable upon the contractual maturity of such indebtedness, which could result in our insolvency if we are unable to refinance our debt through alternative lenders or other financing vehicles and preclude us from further borrowings. There is no guarantee that we would be able to refinance our debt through alternative lenders on favorable terms or at all because we are highly leveraged and our ratio of equity to assets and/or our ratio of debt to equity may not be sufficient to support traditional borrowing.

Our credit facilities require us to observe certain covenants, and our failure to satisfy such covenants could render us insolvent or preclude our seeking additional financing from this or other sources.

Our credit facilities require us to observe certain affirmative, negative and financial covenants customary for financings of this type, including: a covenant under our master credit facility with our principal lender requiring that we and our subsidiaries maintain a minimum consolidated net worth of at least $10.0 million; a covenant under Tribeca’s master credit and warehouse facilities with our principal lender requiring that Tribeca and its subsidiaries maintain a consolidated minimum net worth of at least $3.5 million and rolling four-quarter pre-tax net income of $750,000. Failure to satisfy any of these covenants could:

•	cause our indebtedness to become immediately payable, which could result in our insolvency if we are unable to repay our debt; and

•	preclude us from further borrowings.

In addition, under our master credit facility with our principal lender, Thomas J. Axon, our Chairman and President, ceasing to possess, directly or indirectly, the power to direct our management and policies through his ownership of our voting stock constitutes an event of default, which, without a waiver from our principal lender, would cause our indebtedness to become immediately payable and could result in our insolvency if we are unable to repay our debt.

Our business is sensitive to, and can be materially affected by, changes in interest rates.

Our business may be adversely affected by changes in interest rates, particularly changes that are unexpected in timing or size. The following are some of the risks we face related to an increase in interest rates:

•
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

•	An increase in interest rates would adversely affect the value that we would receive upon a sale of loans that bear interest at fixed rates, and our results of operations could be adversely affected.

•
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

•
A substantial and sustained increase in interest rates could harm Tribeca’s loan origination volume because refinancings of existing loans, including cash-out refinancings and interest rate-driven refinancings, would be less attractive and qualifying for a purchase loan may be more difficult. Lower origination volume may harm our earnings by reducing origination income, net interest income, prepayment and other servicing fees and gain on sale of loans.

•
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

Historically, we have not hedged against changes in interest rates because we determined that the costs associated with establishing hedging strategies outweighed the potential benefits. Our lack of hedges means that we have had greater exposure to interest rate volatility, particularly as a result of increases in short-term interest rates, than we would have had if we were able to successfully employ hedging strategies. In August 2006, we entered into LIBOR interest-rate cap agreements to hedge portions of the Company’s interest-sensitive term debt against future increases in short-term interest rates should they rise above certain levels. We cannot offer any assurance that these cap agreements will effectively offset a rise in short-term interest rates. (See “Liquidity and Capital Resources - Borrowings - Interest Rate Caps.”)

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

The residential mortgage origination business is a cyclical industry, has recently reached its highest levels ever and has begun to decline in 2006, which could reduce the number of mortgage loans we originate and could adversely impact our business.

The residential mortgage origination business has historically been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and reduced profits. The residential mortgage industry has experienced rapid growth over the past several years due to interest rates that are low by historical standards and various other factors. During the past several months, the residential real estate market generally has been in decline, with home values declining and originations slowing, and severe difficulties surfacing in the subprime origination sector. As a result, various industry associations and economists have predicted that residential mortgage originations, particularly subprime originations, will decrease in 2007 due to these changing housing and origination market conditions. We expect this to result in a decreased volume of industry-wide originations, particularly non-prime originations, in the foreseeable future. Due to the strong housing market and decreasing and stable interest rates over recent years, our historical loan origination performance may not be indicative of results in a declining home value or rising interest rate environment, and our results of operations may be materially adversely affected if interest rates continue to rise or home values continue to decline.

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

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our infrastructure. We will need to continue to upgrade and expand our financial, operational, administrative and managerial systems and controls. Further, continued growth could require capital resources beyond what we currently possess. In particular, our acquisition and servicing of large “bulk” portfolios relative to our size, our origination volume and our creation of new product lines, such as our Liberty Loan product, require a significant amount of financial, operational and administrative resources. As a result, we may not able to support such bulk purchases, origination volume and new product lines without corresponding increases in our general and administrative costs. If we do not manage our growth effectively, our expenses could increase and our business, liquidity and financial condition could be significantly harmed.

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

We face intense competition in our loan acquisition and loan origination business from other specialty finance companies, finance and mortgage banking companies, internet-based lending companies and, to a growing extent, from traditional bank and thrift lenders, and most recently, large Wall Street banking firms that have been entering the non-prime mortgage industry. Some of our competitors are much larger than we are, have better name recognition than we do, and have far greater financial and other resources than us. Many of our competitors have superior access to capital sources and can arrange or obtain lower costs of financing, resulting in a competitive disadvantage to us with respect to such competitors.

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

A significant portion of Tribeca’s mortgage loan origination activity is concentrated in the northeastern United States, particularly in New York and New Jersey. Of the loans originated by Tribeca and held for investment as of December 31, 2006, a substantial majority of the aggregate principal was secured by property in these two states. An overall decline in the economy or the residential real estate market, a continuing decline in home prices, the occurrence of events such as a natural disaster or an act of terrorism in the northeastern United States could decrease the value of residential properties in this region. This could result in an increase in the risk of delinquency, default or foreclosure on mortgage loans in our portfolio and restrict Tribeca’s ability to originate new mortgage loans, each of which could reduce our revenues, increase our expenses and reduce our profitability.

Competition with other lenders for the business of independent mortgage brokers could negatively affect the volume and pricing of our originated loans.

We depend in large measure on independent mortgage brokers to source our Liberty Loan product, which currently constitutes the majority of Tribeca’s loan production. These independent mortgage brokers have relationships with multiple lenders and are not obligated by contract or otherwise to do business with us. We compete with other lenders for independent brokers’ business on pricing, service and other factors. Such competition could negatively affect the volume, quality and pricing of our loans, which could harm our revenues and profitability.

We may not be adequately protected against the risks inherent in subprime residential mortgage loans.

The vast majority of the loans we originate are underwritten generally in accordance with standards designed for subprime residential mortgages. Mortgage loans underwritten under these underwriting standards are likely to experience rates of delinquency, foreclosure and loss that are higher, and may be substantially higher, than prime residential mortgage loans. A majority of the loans originated to date by Tribeca were made under a “limited documentation” program, which generally places the most significant emphasis on the loan-to-value ratio based on the appraised value of the property, and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan. We cannot be certain that our underwriting and loan servicing practices will afford adequate protection against the higher risks associated with loans made to such borrowers. If we are unable to mitigate these risks, our cash flows, results of operations, financial condition and liquidity could be materially harmed.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, sellers of loans we acquire, vendors and our employees.

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

Thomas J. Axon, our Chairman and President, is responsible for making substantially all of the most significant policy and managerial decisions in our business operations, including determining which large bulk mortgage portfolios to purchase, the purchase price and other material terms of such portfolio acquisitions. These decisions are paramount to the success and growth of our business. Mr. Axon is also instrumental in securing our external financing. The loss of the services of Mr. Axon could disrupt our operations and adversely affect our ability to successfully finance, acquire and service mortgage portfolios, which would harm the prospects of our business.

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

The restatement of our previously issued financial statements could expose us to government investigation or legal action. The defense of any such actions could cause the diversion of management’s attention and resources, and we could be required to pay damages to settle such actions or if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement and negative reactions from shareholders, creditors, or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

Failures in our internal controls and disclosure controls and procedures could lead to material errors in our financial statements and cause us to fail to meet our reporting obligations.

Effective internal controls are necessary for us to provide reliable financial reports. Such controls are designed to provide reasonable, not absolute assurance that we are providing reliable financial reports. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions. If such controls fail to operate effectively, this may result in material errors in our financial statements. Deficiencies in our system of internal controls over financial reporting may require remediation, which could be costly. Failure to remediate such deficiencies or to implement required new or improved controls could lead to material errors in our financial statements, cause us to fail to meet our reporting obligations, and expose us to government investigation or legal action. Any of these results could cause investors to lose confidence in our reported financial information and could have a negative effect on the trading price of our common stock.

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

Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten and impact the way in which a loan is underwritten. The remedies for violations of these laws are not based on actual harm to the consumer and can result in damages that exceed the loan balance. Liability for violations of HOEPA, as well as violations of many of the state and local equivalents, would extend not only to us, but to assignees, which may include our warehouse lenders and whole-loan buyers, regardless of whether such assignee knew of or participated in the violation.

It is our policy not to originate loans that are subject to either HOEPA or these state and local laws and not to purchase high cost loans that violate those laws. If we miscalculate the numerical thresholds described above, however, we may mistakenly originate or purchase such loans and bear the related marketplace and legal risks and consequences. These thresholds below which we try to originate loans create artificial barriers to production and limit the price at which we can offer loans to borrowers and our ability to underwrite, originate, sell and finance mortgage loans. We may cease doing business in jurisdictions in the future where we, or our counterparties, make similar determinations with respect to anti-predatory lending laws. In a number of states, for example, proposed and recently enacted state and local anti-predatory lending laws and regulations broaden the trigger test for loans subject to restrictions. If the numerical thresholds were miscalculated, certain variations of our Liberty Loan product, where the lending decision is or may have been based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan, would violate HOEPA and many of these state and local anti-predatory lending laws. In the past, we have sold a portion of our Liberty Loan production to third parties on a whole-loan, servicing-released basis. Going forward, however, our ability to finance the origination of Liberty Loans and sell the Liberty Loan product to third parties could be impaired if our financing sources or mortgage investors are required or choose to incorporate prohibitions from certain anti-predatory lending practices into their eligibility criteria, even if the laws themselves do not specifically apply to us.

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

The 108th United States Congress considered legislation, such as the Ney-Lucas Responsible Lending Act introduced in 2003, which, among other provisions, would limit fees that a lender is permitted to charge, including prepayment fees, restrict the terms lenders are permitted to include in their loan agreements and increase the amount of disclosure required to be given to potential borrowers. Similar legislation was introduced in the 109th Congress. Certain Members of the 110th Congress, responding to increased foreclosures in the subprime mortgage sector, have indicated that they are considering introducing legislation to restrict risky, higher-interest home loans made to consumers with blemished credit records. On March 27, 2007, the subcommittee on Financial Institutions and Consumer Credit of the U.S. House Committee on Financial Services held a hearing on subprime and predatory lending. The New York Attorney General has also recently stated that his office will investigate the practices of subprime lenders. We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business. We are evaluating the potential impact of these initiatives, if enacted, on our lending practices and results of operations. As a result of these and other initiatives, we are unable to predict whether federal, state, or local authorities will require changes in our lending practices in the future, including reimbursement of fees charged to borrowers, or will impose fines. These changes, if required, could adversely affect our profitability, particularly if we make such changes in response to new or amended laws, regulations or ordinances in states where we originate a significant portion of our mortgage loans.

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

Our failure to comply with this regulatory regimen can lead to:

•	civil and criminal liability, including potential monetary penalties;

•	loss of lending licenses or approved status required for continued lending and servicing operations;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	legal defenses causing delay and expense;

•	adverse effects on our ability, as servicer, to enforce loans;

•	the borrower having the right to rescind or cancel the loan transaction;

•	adverse publicity;

•	individual and class action lawsuits;

•	administrative enforcement actions;

•	damage to our reputation in the industry;

•	inability to sell our loans; or

•	inability to obtain credit to fund our operations.

Although we have systems and procedures directed to compliance with these legal requirements and believe that we are in material compliance with all applicable federal, state and local statutes, rules and regulations, we cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies or courts will not interpret existing laws or regulations in a more restrictive manner, which could render our current business practices non-compliant or which could make compliance more difficult or expensive. These applicable laws and regulations are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently, or may be interpreted infrequently or only recently and inconsistently. As a result of infrequent, sparse or conflicting interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them. Any ambiguity under a law to which we are subject may lead to regulatory investigations, governmental enforcement actions or private causes of action, such as class action lawsuits, with respect to our compliance with applicable laws and regulations.

If financial institutions face exposure stemming from legal violations committed by the companies to which they provide financing or underwriting services, this could increase our borrowing costs and negatively affect the market for whole-loans and mortgage-backed securities.

In June 2003, a California jury found a warehouse lender and securitization underwriter liable in part for fraud on consumers committed by a lender to whom it provided financing and underwriting services. The jury found that the investment bank was aware of the fraud and substantially assisted the lender in perpetrating the fraud by providing financing and underwriting services that allowed the lender to continue to operate, and held it liable for 10% of the plaintiff’s damages. In December 2006, the appeal court affirmed the jury verdict on liability and remanded the matter for further proceedings on the proper calculation of damages. This is the first case we know of in which an investment bank was held partly responsible for violations committed by a mortgage lender customer. Shortly after the announcement of the jury verdict in the California case, the Florida Attorney General filed suit against the same financial institution, seeking an injunction to prevent it from financing mortgage loans within Florida, as well as damages and civil penalties, based on theories of unfair and deceptive trade practices and fraud. The suit claims that this financial institution aided and abetted the same lender involved in the California case in its commission of fraudulent representations in Florida. As of the date of this filing, there has been no ruling in this case. If other courts or regulators adopt this “aiding and abetting” theory, investment banks may face increased litigation as they are named as defendants in lawsuits and regulatory actions against the mortgage companies with which they do business. Some investment banks may exit the business, charge more for warehouse lending and reduce the prices they pay for whole-loans in order to build in the costs of this potential litigation. This could, in turn, have a material adverse effect on our results of operations, financial condition and business prospects.

We may be subject to fines or other penalties based upon the conduct of our independent brokers.

Mortgage brokers, from which we source some of our Tribeca loans, have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. For example, the FTC entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender. The FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. In the past, the United States Department of Justice has sought to hold a non- prime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage broker customers.

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

Under the Servicemembers Civil Relief Act, which in 2003 re-enacted the Soldiers’ and Sailors’ Civil Relief Act of 1940, or the Civil Relief Act, members of the military services on active duty receive certain protections and benefits. Under the Civil Relief Act, a borrower who enters active military service after the origination of his or her mortgage loan generally may not be required to pay interest above an annual rate of 6%, and the lender is restricted from exercising certain enforcement remedies, including foreclosure, during the period of the borrower’s active duty status. The Civil Relief Act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. Considering the large number of U.S. Armed Forces personnel on active duty and likely to be on active duty in the future, compliance with the Civil Relief Act could reduce our cash flow and the interest payments collected from those borrowers, and in the event of default or delay, prevent us from exercising the remedies for default that otherwise would be available to us.

Risks Related to Our Securities

Thomas J. Axon effectively controls our company, substantially reducing the influence of our other stockholders.

Thomas J. Axon, our Chairman and President, beneficially owns more than 43% of our outstanding common stock. As a result, Mr. Axon will be able to influence significantly the actions that require stockholder approval, including:

•	the election of our directors; and

•	the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

Furthermore, the members of the board of directors as a group (including Mr. Axon) beneficially own a substantial majority of our outstanding common stock. As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval. In addition, Mr. Axon’s influence and/or that of our current board members could preclude any unsolicited acquisition of us and consequently materially adversely affect the price of our common stock.

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

Because of the nature of our business, our quarterly operating results may fluctuate, or we may incur operating losses, which we have experienced commencing with the second quarter of 2006, which may adversely affect the market price of our common stock. Our results may fluctuate as a result of any of the following:

•	the timing and amount of collections on loans in our portfolio;

•	the rate of delinquency, default, foreclosure and prepayment on the loans we hold and service;

•	changes in interest rates;

•	deviations in the amount or timing of collections on loans purchased from our expectations when we purchased such loans;

•	our inability to identify and acquire additional mortgage loan portfolios or to originate loans;

•	a decline in the estimated value of real property securing mortgage loans;

•	increases in operating expenses associated with the growth of our operations;

•	general economic and market conditions;

•	the effects of state and federal tax, monetary and fiscal policies; and

•	our inability to obtain additional financing to fund our growth.

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

The market price of our common stock may experience fluctuations that are unrelated to our operating performance. In particular, our stock price may be affected by general market movements as well as developments specifically related to the consumer finance industry, changes in home values, the financial services sector, the mortgage origination industry and the subprime origination sector. These could include, among other things, interest rate movements, quarterly variations or changes in financial estimates by securities analysts, governmental or regulatory actions or investigations of us or our lenders, or a significant reduction in the price of publicly traded securities of another participant in the consumer finance industry. This volatility may make it difficult for us to access the capital markets through additional secondary offerings of our common stock, regardless of our financial performance, and such difficulty may preclude us from being able to take advantage of certain business opportunities or meet our obligations.

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

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission and the national securities exchanges have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices for public companies, including ourselves. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee. Our common stock was listed on The Nasdaq National Market on July 19, 2005. Accordingly, we must comply with Nasdaq’s qualitative and quantitative requirements, which will require additional cost and effort on our part.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

On March 4, 2005, we entered into a sublease agreement with Lehman Brothers Holdings Inc. to sublease approximately 33,866 square feet of space on the 25th floor at 101 Hudson Street, Jersey City, New Jersey for use as executive and administrative offices. Pursuant to the sublease, in 2006 we paid Lehman Brothers Holdings Inc. rent of approximately $65,615 per month. The term of the sublease is through December 30, 2010.

On July 27, 2005, we entered into a lease agreement with 101 Hudson Leasing Associates to lease approximately 6,856 square feet of space on the 37th floor at 101 Hudson Street, Jersey City, New Jersey for use as administrative offices. Pursuant to the lease, in 2006 we paid 101 Hudson Leasing Associates rent of approximately $16,569 per month. The term of the lease is through December 30, 2010. After December 30, 2010, we will lease both the 25th floor space and the 37th floor space directly from 101 Hudson Leasing Associates. The term of this combined lease will be through December 30, 2013 for approximately $114,808 per month. In addition, we lease approximately 228 square feet of office space in Trevose, Pennsylvania under a lease agreement with a term expiring in 2007.

Our Tribeca subsidiary currently maintains its corporate headquarters on the 6th floor at Six Harrison Street, New York, New York, where we own a 6,600 square foot condominium unit. We have also leased two offices for Tribeca, one of which is in Marlton, New Jersey (approximately 2,426 square feet) under a lease agreement with a term expiring in July 2007 and the other of which is in Trevose, Pennsylvania (approximately 1,000 square feet) under a lease agreement with a term expiring in 2007.

On February 13, 2006, Tribeca entered into a lease agreement with 18 Harrison Development Associates, an entity controlled by Thomas J. Axon, to lease approximately 950 square feet on the 5th floor at 18 Harrison Street, New York, New York for use as additional office space. The term of the lease is through February 12, 2007, at approximately $4,880 per month, and the option to extend the lease for an additional period of one year at a rate of approximately $5,124 per month was exercised.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock has traded on The Nasdaq National Market under the symbol “FCMC” since July 19, 2005. Prior to such date, our common stock was quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “FCSC.”

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

	High	Low
Year Ended December 31, 2004:
First Quarter	$4.10	$2.97
Second Quarter	4.10	3.35
Third Quarter	6.50	3.33
Fourth Quarter	13.00	6.41
Year Ended December 31, 2005:
First Quarter	13.75	8.65
Second Quarter	14.00	9.00
Third Quarter	12.95	9.50
Fourth Quarter	10.40	7.35
Year Ended December 31, 2006:
First Quarter	8.99	6.53
Second Quarter	8.55	7.02
Third Quarter	8.20	6.75
Fourth Quarter	7.10	4.60

Holders. As of March 23, 2007, there were approximately 444 record holders of the Company’s common stock.

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

The selected financial data set forth below as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, have been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the audited financial statements and notes thereto included in Item 8. “Financial Statements.”

	2006	2005	2004	2003	2002
Statement of Income Data
Interest income	$141,857,267	$99,046,543	$59,481,422	$42,699,710	$36,728,735
Purchase discount earned	8,924,838	11,214,721	9,234,896	5,154,601	3,841,927
Total revenues	163,753,085	121,399,214	77,191,058	55,661,265	45,827,176

Interest expense	113,073,332	68,329,965	33,166,815	21,601,651	19,127,713
Amortization of deferred financing costs	4,568,744	4,105,218	2,761,476	1,979,208	1,264,112
Collection, general and administrative	38,286,150	28,700,133	21,752,591	16,989,446	12,607,617
Total expenses	166,842,624	106,957,738	61,881,105	44,239,420	34,390,469

(Loss)/income before provision for income taxes	(3,089,539)	14,441,476	15,309,953	11,421,845	11,436,707
Net (loss)/income	$(1,761,038)	$7,868,775	$8,366,608	$5,639,075	$6,258,207

(Loss)/earnings per share, basic	$(0.23)	$1.19	$1.41	$0.95	$1.06
(Loss)/earnings per share, diluted	$(0.23)	$1.09	$1.25	$0.86	$1.01
Book value per share	$5.93	$6.31	$4.31	$2.94	$1.99

	2006	2005	2004	2003	2002
Balance Sheet Data
Notes receivable, principal	$1,174,039,567	$934,657,413	$811,885,856	$465,553,870	$435,259,394
Purchase discount	(12,423,746)	(17,809,940)	(32,293,669)	(25,678,165)	(22,974,310)
Allowance for loan losses	(52,424,375)	(67,276,155)	(89,628,299)	(46,247,230)	(45,841,651)
Net notes receivable	1,109,191,446	849,571,318	689,963,888	393,628,475	366,443,433

Originated loans held for sale	4,114,284	12,844,882	16,851,041	27,372,779	22,869,947
Originated loans held for investment, net	422,682,795	372,315,935	110,496,274	9,536,669	-
Other real estate owned	22,977,725	19,936,274	20,626,156	13,981,665	9,353,884
Total assets	1,668,357,999	1,332,792,692	883,592,242	474,059,988	423,195,069
Notes payable, net of debt discount(1)	1,520,217,264	1,203,880,994	805,586,997	426,356,304	395,266,144
Total stockholders’ equity	47,553,349	47,594,168	26,145,833	17,408,959	11,769,884

Selected Performance Ratios
Return on average assets(2)	(0.12)%	0.71%	1.23%	1.26%	1.65%
Return on average equity(3)	(3.70)%	21.34%	38.42%	38.65%	72.43%
Total revenue/average assets(4)	10.91%	10.95%	11.36%	12.40%	12.11%
Interest expense/average assets(5)	7.84%	6.54%	5.29%	5.25%	5.39%
Collection, general and administrative expenses as a percentage of average assets(6)	2.55%	2.59%	3.20%	3.78%	3.33%
Efficiency ratio(7)	83.03%	58.61%	52.72%	52.96%	49.57%

Balance Sheet Ratios
Equity to assets	2.85%	3.57%	2.96%	3.67%	2.78%
Allowance for loan losses/total notes receivable and loans held for investment and sale	3.30%	5.17%	9.88%	9.70%	10.53%

Other
Nonaccretable purchase discount/total notes receivable(8)	5.21%	2.62%	N/A	N/A	N/A

Selected Performance Data
Loans acquired, at purchase price	$572,011,360	$468,324,936	$544,288,354	$213,638,801	$184,090,904
Loan originations	$384,743,578	$427,260,472	$200,301,285	$97,431,553	$70,444,721

(1)	Debt discount was $515,799, $3,002,767 and $2,131,041 for 2006, 2005 and 2004, respectively.

(2)	Computed by dividing net income by average total assets for the period using beginning and ending period balances.

(3)	Computed by dividing net income by average equity for the period using beginning and ending period balances.

(4)	Computed by dividing total revenue by average total assets for the period using beginning and ending period balances.

(5)	Computed by dividing interest expense, inclusive of amortization of deferred financing costs, by average total assets for the period using beginning and ending period balances.

(6)	Computed by dividing collection, general and administrative expenses by average total assets for the period using beginning and ending period balances.

(7)	Computed by dividing collection, general and administrative expenses by total revenues less interest expense and amortization of deferred financing costs.

(8)	See Notes to the Consolidated Financial Statements for details on nonaccretable purchase discount.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under Item 1A. “Risk Factors” of this Annual Report on Form 10-K and other factors discussed in this section, there are risks that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and throughout this report. For more information regarding what constitutes a forward-looking statement, please refer to Item 1A. “Risk Factors.”

General

The following discussion of our operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-K. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

Overview

The following management’s discussion and analysis of financial condition and results of operations is based on the amounts reported in the Company’s consolidated financial statements. These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on the Company’s consolidated financial statements.

Executive Level Summary

The Company had a net loss of $1.8 million for 2006, compared with net income of $7.9 million for 2005 and $8.4 million for 2004. Net income decreased in 2006 from 2005 by 122%. The loss per common share for 2006 was $0.23 on both a diluted and basic basis, compared to earnings per common share of $1.09 on a diluted basis and $1.19 on a basic basis for 2005 and $1.25 and $1.41 for 2004. Our revenues for 2006 increased by 35% to $163.8 million, from 2005 revenues of $121.4 million, while interest expense (inclusive of amortization of deferred financing costs) increased 62% to $117.6 million. During 2006, we closed acquisitions of assets, principally subprime second-lien loans, with an aggregate face amount of $621.4 million, comprised of approximately $520.0 million of bulk acquisitions and $101.4 million of flow acquisitions, and originated $384.7 million of subprime loans. We grew the size of our total portfolio of aggregate net notes receivable, loans held for sale, loans held for investment and OREO at the end of 2006 to $1.56 billion from $1.25 billion at the end of 2005. Our total debt outstanding, including notes payable (senior debt) and financing agreements, grew to $1.58 billion at the end of 2006 from $1.26 billion at the end of 2005. Our average cost of funds during 2006 increased to 7.98% from 6.63% during 2005.

Stockholders’ equity decreased slightly to $47.6 million at the end of 2006, and amounted to 2.85% of year-end assets.

In December 2006, pursuant to an agreement executed with our lender, all success fee obligations under all of our master credit facilities were eliminated in exchange for a cash settlement of $4.5 million. As a result, success fee liability at December 31, 2006 was eliminated compared with $5.7 million at year-end 2005, and the debt discount was reduced to $516,000 at year-end 2006 from $3.0 million at year-end 2005.

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

Notes Receivable and Income Recognition - The Company’s notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions, mortgage and finance companies. Such notes receivable are performing, non-performing or sub-performing at the time of purchase and are generally purchased at a discount from the principal balance remaining. Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. Notes purchased after December 31, 2004 that meet the requirements of AICPA Statement of Position (SOP) No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”) are stated net of purchase discount. Impaired notes receivable are measured based on the present value of expected future cash flows discounted at the note’s effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is collateral dependent. The Company periodically evaluates the collectibility of both interest and principal of its notes receivable to determine whether they are impaired. A note receivable is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note.

In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. Accrual of interest on notes receivable, including impaired notes receivable, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed to interest income. Subsequent recognition of income occurs only to the extent payment is received, subject to management’s assessment of the collectibility of the remaining interest and principal. A non-accrual note is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time.

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

There is judgment involved in estimating the amount of the loan’s future cash flows. The amount and timing of actual cash flows could differ materially from management’s estimates, which could materially affect our financial condition and results of operations. Depending on the timing of an acquisition, the initial allocation of discount may be made primarily to nonaccretable discount until the Company has boarded all loans onto its servicing system; at that time, any cash flows expected to be collected over the purchase price will be transferred to accretable discount. Generally, the allocation will be finalized no later than ninety days from the date of purchase.

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

Allowance for Loan Losses - The Company performs reviews of its loan portfolio upon purchase, at loan boarding, and on a frequent basis thereafter to segment impaired loans under (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15. A loan is considered impaired when it is probable that we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement. An allowance for loan losses is estimated based on our impairment analysis. Management’s judgment in determining the adequacy of the allowance for loan losses is based on the evaluation of individual loans within the portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral when considered necessary. Management believes that the allowance for loan losses is adequate. The allowance for loan losses is a material estimate, which could change significantly in the near term.

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

Originated Loans Held for Investment - During the third quarter of 2006, the Company modified its estimate of the collectibility of accrued interest on certain fully secured loans that are in the foreclosure process. The Company continues to accrue interest on secured real estate first mortgage loans originated by the Company up to a maximum of 209 days contractually delinquent with a recency payment in the last 179 days, and that are judged to be fully recoverable for principal and substantially all accrued interest based in many cases on a foreclosure analysis, which includes an updated estimate of the realizable value of the property securing the loan.

In general, interest on originated loans held for investment is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. The Company’s decision to revise its estimate of collectibility was based on recent collection information, which shows that the Company is collecting 100% of principal and between 90% to 100% of delinquent interest when these loans in the foreclosure process are paid off or settled.

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

Other Real Estate Owned - Other real estate owned (“OREO”) consists of properties acquired through, or in lieu of, foreclosure or other proceedings and are held for sale and carried at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value, less cost to sell, is charged to earnings based upon management’s continuing assessment of the fair value of the underlying collateral. OREO is evaluated periodically to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to sell. Revenue and expenses from the operation of OREO and changes in the valuation allowance are included in operations. Direct costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the property, while costs related to holding the property are expensed. Gains or losses are included in operations upon disposal of the property.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Overview. The Company had a net loss of $1.8 million for the twelve months of 2006, compared with net income of $7.9 million for the twelve months of 2005, a decrease of 122%. Revenues increased by 35% to $163.8 million for the twelve months ended December 31, 2006, from $121.4 million for the twelve months ended December 31, 2005. Loss per common share for the twelve months ended December 31, 2006 was $0.23 both on a diluted and a basic basis, compared to earnings per common share of $1.09 and $1.19 for the twelve months ended December 31, 2005, respectively. During 2006, we acquired assets with an aggregate face amount of $621.4 million, $564.9 million of which were second-lien 1-4 family residential loans, and we originated $384.7 million of subprime 1-4 family residential mortgage loans. We increased the size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at the end of 2006 to $1.56 billion from $1.25 billion at the end of 2005. Correspondingly, our total debt outstanding grew to $1.58 billion at December 31, 2006 from $1.26 billion at December 31, 2005. As a result of the increase of our total debt outstanding, and the impact of the dramatic 400-plus point rise in short-term interest rates since mid-2004 on our interest-sensitive borrowings, interest expense (inclusive of amortization of deferred financing costs and success fees) increased $45.2 million, or 62%, to $117.6 million, during the twelve months of 2006, compared with the same period in 2005. Our average cost of funds during the twelve months ended December 31, 2006 increased to 7.98% from 6.63% during the twelve months ended December 31, 2005. At December 31, 2006, the weighted average interest rate of borrowed funds was 7.99%. In December 2006, pursuant to an agreement executed with our lender, all success fee obligations under our master credit facilities were eliminated in exchange for a cash settlement of $4.5 million. As a result, success fee liability at December 31, 2006 was eliminated compared with $5.7 million at year-end 2005, and the debt discount was reduced to $516,000 at year-end 2006 from $3.0 million at year-end 2005. Collection, general and administrative expenses increased $9.6 million, or 33%, to $38.3 million, during 2006 from $28.7 million for 2005. The increase in collection, general and administrative expenses reflected for the most part the growth of the Company during the past two years. During the past twelve months, total assets increased 25% from December 31, 2005, while as a percentage of average assets, collection, general and administrative expenses decreased from 2.59% in 2005 to 2.55% in 2006. The provision for loan losses increased $5.0 million to $9.8 million in the twelve months ended December 31, 2006, principally due to higher default rates experienced in certain pools of loans purchased in mid-2004. Stockholders’ equity decreased by $41,000 to $47.6 million at year-end 2006.

Revenues. Revenues increased by $42.4 million, or 35%, to $163.8 million during 2006, from $121.4 million during 2005. Revenues include interest income, purchase discount earned, gains on sales of notes receivable, gains on sales of originated loans, gains on sales of OREO and prepayment penalties and other income.

Interest income increased by $42.8 million or 43%, to $141.9 million during 2006 from $99.0 million 2005. The increase in interest income reflected the significant increase in the portfolio of gross notes receivable and loans held for investment, partially offset by an increase in loans held for investment that were placed on non-accrual, during the twelve months ended December 31, 2006 compared to the twelve months ended December 31, 2005.

Purchase discount earned decreased by $2.3 million, or 20%, to $8.9 million during the twelve months ended December 31, 2006 from $11.2 million during the twelve months ended December 31, 2005. This decrease resulted primarily from the increase in the purchase price of portfolios relative to unpaid principal at acquisition of portfolios purchased during 2005 and 2006, particularly in the second half of 2005, which resulted in less purchase discount available for accretion of discount compared with portfolios purchased in prior years, coupled with a lower balance of purchase discount available for accretion from pre-2005 acquisitions. In addition, principally all of the discount on 2006 acquisitions was recorded as “Nonaccretable discount,” which is not accreted to income. We received $281.7 million of principal payments from notes receivable during 2006 compared with $271.7 million of principal payments during 2005.

Gain on sale of notes receivable decreased by $1.1 million, or 87%, to $164,000 for the twelve months ended December 31, 2006 from $1.3 million for the twelve months ended December 31, 2005. The Company sold $3.8 million in performing notes receivable and $161,000 of non-performing notes receivable during 2006, as compared to a total of $13.6 million of performing notes receivable and non-performing notes receivable (credit card receivables) with a face amount of $23.5 million during 2005.

Gain on sale of originated loans increased by $595,000, or 47%, to $1.9 million during the twelve months ended December 31, 2006, from $1.3 million during the twelve months ended December 31, 2005. The gain on originated loans sold in 2006 declined to 1.56%, compared with 2.10% in 2005. The Company sold $119.8 million of originated loans during 2006, compared with $60.7 million of loans sold during 2005. $42.8 million of the loans sold in 2006 were estimated to be repurchased and its corresponding $657,000 gain was reserved and, therefore, excluded from the net gain, and another $7.5 million of loans that were originated specifically for sale to investors, but, for various reasons, did not meet investor requirements were sold at a loss. Excluding the loans that were expected to be repurchased, the average gain on loans sold increased to 2.43% during 2006 from 2.10% during 2005 due principally to the sale of $38.6 million of high yielding Liberty Loans that are generally held for investment. Excluding both the $42.8 million and $7.5 million of loans referred to above, the average gain on loans sold was 2.71% for the twelve months ended December 31, 2006.

Gain on sale of OREO increased by $160,000, or 9%, to $1.9 million during the twelve months ended December 31, 2006, from $1.8 million during the twelve months ended December 31, 2005. We sold 528 OREO properties with an aggregate carrying value of $30.4 million during the twelve months of 2006, as compared to 487 OREO properties in the aggregate carrying value of $30.7 million during the twelve months of 2005. The increase in the number of properties sold reflected the growth in our OREO inventory due to an increase in foreclosures as our notes receivable portfolio grew significantly during the past two years.

Prepayment penalties and other income (principally late charges, recovered foreclosure costs and other servicing fees) increased by $2.2 million, or 33%, to $9.0 million during 2006 from $6.8 million during 2005. This increase was primarily due to an increase in prepayment penalties received, as a result of increased loan pay offs, principally from originated Liberty Loans during the twelve months ended December 31, 2006, as compared with the twelve months ended December 31, 2005. This also was the result of the increased size of both our portfolio of purchased loans and loans held for investment, combined with continued relatively low mortgage interest rates. Increased late charges resulting primarily from the growth in the size of our loan portfolios as well as recovered legal costs due to increased legal settlement costs contributed to the increase.

Operating Expenses. Operating expenses increased by $59.9 million, or 56%, to $166.8 million during 2006 from $107.0 million during 2005. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

Interest expense increased by $44.7 million, or 65%, to $113.1 million during the twelve months ended December 31, 2006, from $68.3 million during the twelve months ended December 31, 2005. This increase was the result of the increase in total debt, which was $1.58 billion as of December 31, 2006 as compared with $1.26 billion as of December 31, 2005, reflecting additional borrowings to fund the growth in total assets during this period. The amortization of debt discount recognized from success fees increased to $1.9 million in 2006, compared with $1.2 million in 2005. In addition, our average cost of funds during the twelve months ended December 31, 2006 increased to 7.98% from 6.63% during the twelve months ended December 31, 2005, reflecting the continued dramatic rise in short-term interest rates and its effect on our interest-rate sensitive borrowings, substantially all of which are based on the 30-day LIBOR rate.

Collection, general and administrative expenses increased by $9.6 million, or 33%, to $38.3 million during 2006, from $28.7 million during 2005. Collection, general and administrative expenses as a percentage of average assets decreased slightly from 2.59% during the twelve months ended December 31, 2005 to 2.55% during 2006, while the Company’s total assets increased by 25% since December 31, 2005. Salaries and employee benefits expenses increased by $5.2 million, or 51%, reflecting an increase in the number of employees and stock option and restricted stock expenses for certain members of senior management recognized in 2006. We ended 2006 with 232 employees as compared to 216 at the end of 2005. During 2006, we hired new employees at higher salary levels throughout the Company, the largest number of employees in the servicing and sales departments, to replace personnel who resigned or were terminated during the year. The use of contract staff to help accommodate the growth of the Company’s portfolios and an increase in health benefits costs also contributed to the year-over-year increase in total salaries and employee benefits expenses. During 2006, the cost of stock options and restricted stock and related expenses for certain senior executives totaled $1.6 million, compared with $762,000 for the twelve months ended December 31, 2005. Legal fees, principally relating to increased activity with respect to foreclosures, increased by $1.2 million, or 29%, to $5.3 million in 2006 from $4.1 million during the same period last year. The cost of outside services, such as appraisals and title searches, incurred in servicing delinquent loans increased by $980,000, or 95%, to $2.0 million during the twelve months ended December 31, 2006 from $1.0 million during 2005 due to increases in foreclosure activity as a result of a larger total portfolio of notes receivable, loans held for investment and certain loans purchased in various stages of delinquency and foreclosure. Professional fees increased by $983,000, or 46%, from $2.1 million during the twelve months ended December 31, 2005 due to increased audit, tax, consulting and recruiting fees.  Loan portfolio acquisition costs increased by $654,000, or 34%, to $2.6 million in 2006 from $1.9 million during the twelve months ended December 31, 2005, principally due to increased direct costs associated with both portfolios purchased and portfolios considered for purchase compared to the same period last year. Other general and administrative expenses increased by $618,000, or 7%, to $10.0 million in 2006 from $9.4 million during the twelve months ended December 31, 2005, principally due to increased computer licensing and support expenses and increased imaging and scanning expenses.

The provision for loan losses increased by $5.0 million, or 105%, to $9.8 million during the twelve months ended December 31, 2006, from $4.7 million during the twelve months ended December 31, 2005. This increase was primarily due to higher than expected default rates experienced in certain pools of loans purchased in mid-2004, and, to a lesser extent, to a larger portfolio of notes receivable.

Amortization of deferred financing costs increased by $464,000, or 11%, to $4.6 million during the twelve months of 2006 from $4.1 million during the twelve months of 2005. This increase resulted primarily from the growth in debt to fund the expansion of the portfolio of loans acquired and originated.

Depreciation expenses increased by $87,000, or 8%, to $1.2 million in the twelve months ended December 31, 2006, principally due to leasehold improvements related to the Company’s new office facility in New Jersey and the addition and upgrading of computer hardware and software.

Our pre-tax income decreased by $17.5 million, or 121%, to a loss of $3.1 million during 2006 from $14.4 million during 2005 for the reasons set forth above.

During 2006, the Company had a tax benefit of $1.3 million due to the loss incurred as compared to a tax provision of $6.6 million in 2005. The effective tax rate for 2005 was 46%.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Overview. Net income totaled $7.9 million for the twelve months of 2005, compared with $8.4 million for the twelve months of 2004, a decrease of 6.0%. Revenues increased by 57.3% to $121.4 million for the twelve months ended December 31, 2005, from $77.2 million during 2004. Earnings per common share for the twelve months ended December 31, 2005 was $1.09 on a diluted basis and $1.19 on a basic basis, compared to $1.25 and $1.41 for 2004, respectively. Net income per common share for the twelve months ended December 31, 2005 was affected somewhat by the increase in the number of shares outstanding as a result of the Company’s stock offering, which was completed in August. During 2005, we acquired S&D loans with an aggregate face amount of $505.7 million and we originated $427.3 million of subprime loans. We increased the size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at the end of 2005 to $1.25 billion from $837.9 million at the end of 2004. Our total debt outstanding, therefore, grew to $1.26 billion at December 31, 2005 from $845.1 million at December 31, 2004. As a result of the increase in the size of our total debt, and due to the rise in short-term interest rates since mid-2004 and its impact on our interest-sensitive borrowings, interest expense (inclusive of deferred financing costs and amortization of estimated success fees payable) increased $36.5 million, or 101.6% during 2005 compared with the same period in 2004. Our average cost of funds during the twelve months ended December 31, 2005 increased to 6.63% from 5.09% during the twelve months ended December 31, 2004. At December 31, 2005, the weighted average cost of borrowed funds was 7.26%. Stockholders’ equity increased 82% to $47.6 million at year-end 2005 due to the Company’s common stock offering and the retention of net income.

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

Gain on sale of notes receivable decreased by $390,000, or 23%, to $1.3 million during the twelve months ended December 31, 2005, from $1.7 million during the twelve months ended December 31, 2004. We sold a total of $13.6 million of performing notes receivable and a small net balance of the Company’s credit card receivables portfolio during the twelve months of 2005, as compared to a total of $21.0 million of predominantly performing loans during the same period last year.

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

Collection, general and administrative expenses increased by $6.9 million, or 32%, to $28.7 million during 2005, from $21.8 million during 2004. Collection, general and administrative expenses as a percentage of average assets decreased from 3.20% during the twelve months ended December 31, 2004 to 2.59% during the twelve months ended December 31, 2005, reflecting the increase in total assets. Personnel expenses increased by $2.5 million, or 25%, and reflected an increase in the number of employees in certain areas in order to meet the demands of the Company’s significant asset growth, combined with expenses arising from restricted stock granted to certain members of senior management and severance for certain departed members of senior management. We ended 2005 with 216 employees as compared to 166 at the end of 2004. Legal fees relating to increased activity with respect to foreclosures increased by $1.8 million, or 75%, to $4.1 million from $2.4 million during the same period last year. This increase reflected increases in foreclosure activity as a result of a larger total portfolio of notes receivable and certain loans purchased in various stages of delinquency and foreclosure. Office expenses increased by $1.3 million, or 112%, to $2.6 million during the year, from $1.2 million during the twelve months of 2004. This increase was primarily the result of $1.0 million of increased occupancy costs incurred during the twelve months of 2005 due, for the most part, to lease termination and other expenses incurred in connection with the relocation of administrative and operating functions to our new office facility in New Jersey. Certain costs directly related to successful loan acquisitions, previously deferred and amortized over the estimated life of the acquired assets, decreased by $322,000, or 14%, to $1.9 million during 2005 from $2.2 million during 2004. All other general and administrative expenses, including insurance, various professional fees and licenses, maintenance and support for our computer systems, increased by $1.6 million, which is attributable to the growth of our business and the move to our new office facility.

The provision for loan losses increased by $1.0 million, or 28%, to $4.7 million during 2005, from $3.7 million during 2004. This increase was primarily due to reserve increases for the growing portfolio of loans originated by the Company’s Tribeca subsidiary, including an increase in Tribeca loan delinquencies, and specific portfolios of notes receivable acquired during 2004.

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

Depreciation expenses increased by $582,000, or 118%, to $1.1 million in 2005, principally due to leasehold improvements related to the Company’s new office facility in New Jersey and the addition and upgrading of computer hardware and software.

Our pre-tax income decreased by $868,000, or 6%, to $14.4 million during 2005 from $15.3 million during 2004 for the reasons set forth above.

During 2005, the Company had a provision for income taxes of $6.6 million as compared to a provision of $6.9 million in 2004. Our effective tax rates for 2005 and 2004 were 46% and 45%, respectively.

Liquidity and Capital Resources

General

During 2006, we purchased 12,881 loans, consisting primarily of second mortgages, with an aggregate face value of $621.4 million at an aggregate purchase price of $572.0 million, or 92.1% of face value. During 2006, we originated $384.7 million of loans through our origination subsidiary, Tribeca Lending Corporation. Originations are initially funded through borrowings under our warehouse facility, and loans originated for portfolio are subsequently funded with term debt under our Tribeca master credit facility after transfer from the warehouse facility. In the first quarter of 2006, Tribeca and certain of its subsidiaries entered into master credit and security agreements with each of our principal lender, Sky Bank, and BOS (USA) Inc., an affiliate of Bank of Scotland, the proceeds of which were used to refinance and consolidate certain term loans with our principal lender.

We have one principal source of external funding to meet our liquidity requirements, in addition to the cash flow provided from borrower payments of interest and principal on mortgage loans. See “- Borrowings.” In addition, we have the ability to sell loans in the secondary market. We sell pools of acquired mortgage loans and newly originated Liberty Loans from time to time, and we sell loans that we originate specifically for sale into the secondary market on a regular basis.

In December 2006, Sky Bank and Huntington Bancshares Inc. announced a pending merger, expected to close in the third quarter of 2007, pending regulatory and shareholder approvals. The combined bank, which will be the successor to our credit facilities provided by Sky Bank, will have approximately $54 billion in assets and will be the 24th largest bank holding company headquartered in the United States.

As a result of the growth of the loan portfolios, management continues to explore potential additional sources of funding for financing portfolio acquisitions and loan originations. We have been evaluating the feasibility of securitizing certain acquired and originated loans in order to seek a lower cost funding alternative and possibly to reduce somewhat the short-term interest sensitivity of our borrowings. In addition, we have begun to seek additional term debt funding alternatives with banks and other financial institutions in order to expand our borrowing capabilities.

Short-term Investments. The Company’s short-term investment portfolio includes U.S. treasury bills, investment-grade commercial paper and money market accounts. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs and expansion of the loan portfolio. At December 31, 2006, the Company had short-term investments of $20.2 million.

Cost of Funds. As of December 31, 2006, we had total borrowings of $1.58 billion, of which $1.52 billion was under our term loan facilities and an aggregate of $56.0 million was under our warehouse facilities. Substantially all of the debt under our term loan facilities was incurred in connection with the purchase and origination of, and is secured by, our acquired notes, originated loans held for investment and OREO portfolios. At December 31, 2006, approximately $5.5 million of our term debt accrues interest at a rate of prime plus a margin of 0.50% to 1.75%, $162.7 million accrues interest at the FHLB 30-day LIBOR advance rate plus 2.30%, $137.8 million accrues interest at the FHLB 30-day LIBOR advance rate plus 2.35%, $764.1 million accrues interest at the FHLB 30-day LIBOR advance rate plus 2.50%, $449.3 million accrues interest at the FHLB 30-day LIBOR advance rate plus 2.75%, $369,000 accrues interest at the FHLB 30-day LIBOR advance rate plus 3.375% and $866,000 accrues interest at the FHLB 30-day LIBOR advance rate plus 3.875%. Our warehouse facilities are utilized to fund Tribeca’s originations of loans and the acquisition of loans through our “Flow Acquisitions Group” pending sale to others or pending funding under our term debt facilities for loans to be held in portfolio. The interest rate on the warehouse debt was 7.75% at December 31, 2006, compared with a rate of 6.75% at December 31, 2005. At December 31, 2006, the weighted average interest rate on term debt was 7.99%. The weighted average interest rate on term debt at December 31, 2005 and December 31, 2004 was 7.28% and 5.73%, respectively.

Cash Flow from Operating, Investing and Financing Activities

Liquidity represents our ability to obtain adequate funding to meet our financial obligations. Our liquidity position is affected by mortgage loan purchase and origination volume, mortgage loan payments, including prepayments, loan maturities and the amortization and maturity structure of borrowings under our term loan facilities. In accordance with the terms of our credit facilities with our lenders, we receive a cash allowance that is adequate to meet our operating expenses.

At December 31, 2006, we had cash and cash equivalents of $4.0 million compared with $3.9 million at December 31, 2005. Restricted cash of $32.7 million and $17.0 million at December 31, 2006 and 2005, respectively, was restricted under our credit agreements and lockbox facility with our lead lending bank, Sky Bank.

Substantially all of our assets are invested in our portfolios of notes receivable, loans held for investment, OREO and loans held for sale. Primary sources of our cash flow for operating and investing activities are borrowings under our various debt facilities, collections of interest and principal on notes receivable and loans held for investment and proceeds from sales of notes and OREO properties, and from time to time, sales of our newly originated loans that generally are held for investment. Primary uses of cash include purchases of notes receivable, originations of loans and for operating expenses. We rely significantly upon our lender and the other banks that participate in the loans made to us by our lender to provide the funds necessary for the purchase of notes receivable portfolios and the origination of loans. While we have historically been able to finance these purchases and originations, we have not had, at any time since our inception, committed loan facilities in significant excess of the amount we currently have outstanding under our credit facilities.

Net cash provided by operating activities was $334,000 during the twelve months ended December 31, 2006, compared with cash provided of $3.8 million during the twelve months ended December 31, 2005. The decrease in cash provided by operating activities during the twelve months ended December 31, 2006 was due primarily to a net increase in the volume of loans sold that were originated for sale, which was essentially offset by the decline in the Company’s net income of $9.6 million, from net income of $7.9 million for the twelve months ended December 31, 2005.

Net cash used in investing activities was $326.7 million in the twelve months ended December 31, 2006, compared to $428.2 million of cash used in the twelve months ended December 31, 2005. The decrease in cash used during the twelve months ended December 31, 2006 was primarily due to increases in principal collections of notes receivable and loans held for investment of $141.6 million and an increase in the proceeds from sale of loans held for investment of $57.9 million, which was partially offset by an increase in the purchase of notes receivable of $103.7 million.

Net cash provided by financing activities decreased to approximately $326.5 million during the twelve months ended December 31, 2006, from $423.2 million provided during the twelve months ended December 31, 2005. The decrease resulted primarily from increased repayments of outstanding notes payable and financing agreements of $180.9 million (the result of increased prepayments of both notes receivable and loans held for investment), which was partially offset by increases in the proceeds from notes payable and financing agreements of $76.5 million.

Offering of Common Stock

In early August 2005, we completed a public offering of 1,265,000 of shares of our common stock at a public offering price of $11.50 per share (including an exercise in full of the underwriter’s over allotment option to purchase 165,000 shares) pursuant to a registration statement that was declared effective by the Securities and Exchange Commission on July 19, 2005. The offering resulted in net proceeds to us and the addition to equity of approximately $12.6 million. As a result of the additional equity raised, in combination with retained earnings in 2005, total stockholders’ equity increased to $47.6 million at December 31, 2005 compared with $26.1 million at December 31, 2004. In conjunction with the public offering, the Company’s common stock ceased to be quoted on the Over-the-Counter Bulletin Board under the symbol “FCSC” and commenced trading on The Nasdaq National Market under the symbol “FCMC.”

Borrowings

As of December 31, 2006, the Company owed an aggregate of $1.58 billion under several credit facilities with our lenders. These borrowings are shown in the Company’s financial statements as “Notes payable” (referred to as “term loans” herein) and “Financing agreements” (referred to as the “Warehouse Facility” or “Warehouse Facilities” herein).

Master Credit Facilities - Term Loans

General. In October 2004, the Company, and its finance subsidiaries, excluding Tribeca, entered into a master credit and security agreement (the “Franklin Master Credit Facility”) with Sky Bank, an Ohio banking corporation, which we refer to as our lender or Sky Bank. Under this master credit facility, we request term loans to finance the purchase of residential mortgage loans or refinance existing outstanding loans under this facility. The facility does not include a commitment to additional lendings, which are therefore subject to our lender’s discretion as well as any regulatory limitations to which our lender is subject. The facility has been extended by Sky Bank and currently expires on April 30, 2007.

In February 2006, Tribeca and certain of its subsidiaries entered into the Tribeca Master Credit Facility with Sky Bank, pursuant to which certain Tribeca subsidiaries may borrow term loans to finance their origination of loans Tribeca previously financed under its warehouse line of credit with Sky Bank and consolidate and refinance prior term loans made by Sky Bank to such subsidiaries. The facility does not include a commitment for additional lendings, which is subject to our lender’s discretion, as well as any regulatory limitations to which Sky Bank is subject. The facility expires on February 28, 2008.

Interest Rates and Fees. Interest on the term loans is payable monthly at a floating rate equal to the highest Federal Home Loan Bank of Cincinnati 30-day advance rate as published daily by Bloomberg under the symbol FHL5LBRI, or the “30-day advance rate,” plus the applicable margin in effect prior to August 2006 as follows:

For Loans Funded
	Prior to July 1, 2005	On or After July 1, 2005
If the 30-day advance rate is	the applicable margin is	the applicable margin is
Less than 2.26%	350 basis points	300 basis points
2.26 to 4.50%	325 basis points	275 basis points
Greater than 4.50%	300 basis points	250 basis points

August 2006 Modifications to Sky Bank Financing Arrangements

In August 2006, the master credit facilities were modified to reduce the interest rate on all debt originated under the master credit facilities before July 1, 2005 by 25 basis points effective October 1, 2006. This rate was lowered by an additional 25 basis points effective January 1, 2007.

December 2006 Modifications to Sky Bank Financing Arrangements

In December 2006, the master credit facilities were modified to change the interest rate on term loans funded under the master credit facilities after November 14, 2006 for loans originated by Tribeca and purchases of second mortgages by the Company to the Federal Home Loan Bank of Cincinnati 30-day advance rate as published daily by Bloomberg under the symbol FHL5LBRI (the “30-day advance rate”), plus the applicable margin as follows:

If the 30-day advance rate is	the applicable margin is
Less than 2.26%	300 basis points
2.26 to 4.50%	260 basis points
Greater than 4.50%	235 basis points

Additionally, the interest rate payable to Sky Bank on term loans funded under the Franklin Master Credit Facility after November 14, 2006 in respect of purchases of first mortgages by the Company will be the 30-day advance rate, plus the applicable margin as follows:

If the 30-day advance rate is	the applicable margin is
Less than 2.26%	300 basis points
2.26 to 4.50%	225 basis points
Greater than 4.50%	200 basis points

As a result of these modifications, effective January 1, 2007, the interest rate on term borrowings under our Master Credit Facilities is based on a floating rate equal to the 30-day advance rate, plus the applicable margin as follows:

For Loans Funded
Prior to November 15, 2006		On or After November 15, 2006
		Purchase of First Mortgages	Tribeca Originated Loans/ Second Mortgage Purchases
If the 30-day advance rate is	the applicable margin is	the applicable margin is	the applicable margin is
Less than 2.26%	300 basis points	300 basis points	300 basis points
2.26 to 4.50%	275 basis points	225 basis points	260 basis points
Greater than 4.50%	250 basis points	200 basis points	235 basis points

Upon each closing of a loan after June 23, 2006, we are required to pay an origination fee equal to 0.50% of the amount of the loan unless otherwise agreed to by our lender. For loans funded between July 1, 2005 and June 23, 2006, under the Franklin Master Credit Facility, the origination fee paid was 0.75% of the amount of the loan (0.50% for loans funded under the Tribeca Master Credit Facility), and for loans funded prior to July 1, 2005, the origination fee paid was 1% of the amount of the loan unless otherwise agreed to by our lender.

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

Covenants; Events of Default. The Master Credit Facilities contain affirmative, negative and financial covenants customary for financings of this type, including, among other things, a covenant under the Franklin Master Credit Facility that we and our subsidiaries together maintain a minimum net worth of at least $10 million; and, a covenant under the Tribeca Master Credit Facility that Tribeca and its subsidiaries, together, maintain a minimum net worth of at least $3.5 million and rolling four-quarter pre-tax net income of at least $750,000. These master credit facilities contain events of default customary for facilities of this type (with customary grace and cure periods, as applicable). Both Franklin and Tribeca are in compliance with such covenants as of December 31, 2006.

Security. Our obligations under the Franklin Master Credit facility are secured by a first priority lien on loans that are financed by proceeds of loans made to us under the facility. The collateral securing each loan cross-collateralizes all other loans made under this facility. In addition, pursuant to a lockbox arrangement, our lender is entitled to receive substantially all sums payable to us in respect of any of the collateral. Tribeca’s and its subsidiary borrowers’ obligations under the Tribeca Master Credit Facility are secured by a first priority lien on loans originated by Tribeca or such subsidiary that are financed or refinanced by proceeds of loans made to Tribeca or its borrowers under the facility. The collateral securing each loan cross-collateralizes all other loans made under this facility. In addition, pursuant to a lockbox arrangement, Sky Bank is entitled to receive substantially all sums payable to Tribeca and any subsidiary borrower in respect of any of the collateral.

Elimination of Success Fees

In June 2006, the Company received from Sky Bank a letter (the “June Modification Letter”) modifying the Franklin Master Credit Facility between the Company and all of its subsidiaries other than Tribeca and the Tribeca Master Credit and Security Agreement among Tribeca, Sky Bank and certain subsidiaries of Tribeca. Pursuant to the June Modification Letter, Franklin and Tribeca will no longer be required to pay Sky Bank a success fee upon the successful payoff of term loans made on or after June 26, 2006 under the master credit facilities.

In December 2006, the Company, Tribeca and Sky Bank entered into an Amendment (the “Amendment”) to the Franklin Master Credit Facility and the Tribeca Master Credit Facility (together with the Franklin Master Credit Facility, the “Master Credit Facilities”). Pursuant to the Amendment, Sky Bank agreed to the elimination of all success fee obligations under the Master Credit Facilities relating to term loans made before June 26, 2006, in consideration of the Company’s agreement to pay $4.5 million to Sky Bank. As a result of these amendments, neither the Company nor Tribeca will have any further success fee obligations upon payoff of term loans under any credit facilities.

Bank of Scotland Term Loan

In March 2006, Tribeca and one of Tribeca’s subsidiaries (the “Tribeca Subsidiary Borrower”) entered into a $100 million Master Credit and Security Agreement (the “BOS Loan”) with BOS (USA) Inc., an affiliate of Bank of Scotland. $98.2 million of proceeds of the BOS Loan were used to consolidate and refinance prior term loans made to certain Tribeca subsidiaries. Interest on the BOS Loan is payable monthly at a floating rate equal to the 30-day advance rate plus an applicable margin as follows:

If the 30-day advance rate is	the applicable margin is
Less than 2.26%	300 basis points
2.26 to 4.50%	275 basis points
Greater than 4.50%	250 basis points

The unpaid principal balance of the BOS Loan will be amortized over a period of 20 years, but matures in March 2009. The Tribeca Subsidiary Borrower is required to make monthly amortization payments and payments of interest on the BOS Loan.

The facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants that require Tribeca and its subsidiaries, together, to maintain a minimum net worth of at least $3.5 million and rolling four-quarter pre-tax net income of $750,000. The facility contains events of default customary for facilities of this type.

Tribeca’s and the Tribeca subsidiary borrower’s obligations under the facility are secured by (i) a first priority lien on loans acquired by the Tribeca Subsidiary Borrower that are refinanced by the proceeds of the BOS Loan and (ii) a second priority lien on collateral securing loans made to Tribeca or its subsidiaries under the Tribeca Master Credit Facility described above. In addition, pursuant to a lockbox arrangement, BOS is entitled to receive substantially all sums payable to Tribeca and the Tribeca Subsidiary Borrower in respect of any of the primary collateral under the facility. Tribeca’s BOS Loan and the Tribeca Master Credit Facility are cross-collateralized.

Warehouse Facilities

Tribeca Warehouse. In October 2005, Tribeca entered into a Warehousing Credit and Security Agreement (the “Tribeca Warehouse Facility”) with our lender, which replaced previous warehouse lending agreements. The agreement provides for an increased commitment to $60 million, and in April 2006, our lender extended the maturity date of the Warehousing Credit and Security Agreement to April 30, 2007.

Interest on advances is payable monthly at a rate per annum equal to the greater of (i) a floating rate equal to the Wall Street Journal Prime Rate minus 50 basis points or (ii) 5%.

The Tribeca Warehouse Facility is secured by a lien on all of the mortgage loans delivered to our lender or in respect of which an advance has been made as well as by all mortgage insurance and commitments issued by insurers to insure or guarantee pledged mortgage loans. Tribeca also assigns all of its rights under third-party purchase commitments covering pledged mortgages and the proceeds of such commitments and its rights with respect to investors in the pledged mortgages to the extent such rights are related to pledged mortgages. In addition, we have provided a guaranty of Tribeca’s obligations under the Tribeca Warehouse Facility, which is secured by substantially all of Tribeca’s personal property. As of December 31, 2006, Tribeca had approximately $22.5 million available under this facility.

Flow Warehouse. In August 2006, we entered into a new $40 million Flow Warehousing Credit and Security Agreement (the “Flow Warehouse Facility”) for a term of one year with our lender to accumulate loans acquired by the Company on a flow basis prior to consolidating such loans into term debt.

Interest on advances is payable monthly at a rate per annum equal to a floating rate equal to the Wall Street Journal Prime Rate minus 50 basis points.

The Flow Warehouse Facility is secured by a lien on all of the mortgage loans delivered to our lender or in respect of which an advance has been made as well as by all mortgage insurance and commitments issued by insurers to insure or guarantee pledged mortgage loans. The Company also assigns all of its rights under third-party purchase commitments covering pledged mortgages and the proceeds of such commitments and its rights with respect to investors in the pledged mortgages to the extent such rights are related to pledged mortgages. In addition, we have provided a guaranty of the Company’s obligations under the Flow Warehouse Facility, which is secured by substantially all our personal property. As of December 31, 2006, we had approximately $22.9 million available under this facility.

Interest Rate Caps

On August 29, 2006, the Company purchased a $300 million (notional amount) one-month LIBOR cap with a strike price of 5.75% at a price of $101,000, and on August 30, 2006, the Company purchased a $500 million (notional amount) one-month LIBOR cap with a strike price of 6.0% at a price of $60,000. Both cap agreements are non-amortizing and will be in effect for one year. The cap resets match the interest rate resets on a portion of the Company’s term debt. These caps will limit the Company's exposure to increased borrowing costs on $300 million of term debt should the 30-day LIBOR rate exceed 5.75%, and on a total of $800 million of term debt should such rate exceed 6.0%. The interest rate caps are not designated as hedging instruments for accounting purposes; therefore, a change in the fair market value of the caps is recognized as gain or loss in earnings in the current period.

The following table presents the contract/notional and fair value amounts of all derivative transactions at December 31, 2006:

Interest Rate Caps	Notional Amount	Expiration Date	Premium Paid	Fair Value
Cap 1	$300,000,000	August 31, 2007	$101,000	$14,881
Cap 2	500,000,000	August 31, 2007	60,000	4,811
Total	$800,000,000		$161,000	$19,692

Financing Activities and Contractual Obligations

Below is a schedule of the Company’s contractual obligations and commitments at December 31, 2006:

		Minimum Contractual Obligations (excluding interest)
	Weighted Average Interest Rate As of 12/31/06	Total	Less Than 1 yr	1 - 3 yrs	3 - 5 yrs	Thereafter
Contractual Obligations
Notes Payable	7.99%	$1,520,733,063	$285,109,645	$1,192,556,666	$41,975,058	$1,091,694
Warehouse Lines	7.75%	55,962,315	55,962,315	-	-	-
Repurchase Obligation		18,094,061	18,094,061	-	-	-
Operating Leases
Rent Obligations	-	9,377,626	1,350,229	2,651,111	2,620,866	2,755,420
Capital Lease Obligations	-	1,196,249	382,351	674,093	139,805	-
Employment Agreements	-	2,137,500	1,087,500	1,050,000	-	-
Total Contractual Cash Obligations		$1,607,500,814	$361,986,101	$1,196,931,870	$44,735,729	$3,847,114

In January 2007, the Company repurchased $17.2 million of Liberty loans previously sold to investors. The Company recorded a liability at December 31, 2006 for a reserve for the estimated losses of $444,000.

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

Safe Harbor Statement

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in forward-looking statements made by the Company. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, and changes in the level of growth in the finance and housing markets; (ii) the status of the Company’s relations with the Company’s principal lender and such lender’s willingness to extend credit to the Company; (iii) the availability for purchases of additional loans; (iv) the availability of subprime borrowers for the origination of additional loans; (v) changes in the statutes or regulations applicable to the Company’s business or in the interpretation and enforcement thereof by the relevant authorities; (vi) the status of the Company’s regulatory compliance; and (vii) other risks detailed from time to time in the Company’s SEC reports and filings. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company’s filings with the Securities and Exchange Commission, including, but not limited to, those factors discussed under the captions “Risk Factors,” “Interest Rate Risk” and “Real Estate Risk” in the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The Company’s operating results will depend in large part on differences between the interest earned on its assets and the interest paid on its borrowings. Most of the Company’s assets, consisting primarily of mortgage notes receivable, generate fixed returns and have remaining contractual maturities in excess of five years, while the majority of originated loans held for investment generate fixed returns for the first two years and six-month adjustable returns thereafter. We fund the origination and acquisition of these assets with borrowings, which have interest rates that are based on the monthly Federal Home Loan Bank of Cincinnati (“FHLB”) 30-day advance rate. In most cases, the interest income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest income and, therefore, net income. Our borrowings bear interest at rates that fluctuate with the FHLB Bank of Cincinnati 30-day advance rate or, to a lesser extent, the prime rate. Based on approximately $1.58 billion of borrowings under term loan and warehouse facilities outstanding at December 31, 2006, a 1% instantaneous and sustained increase in both FHLB and prime rates could increase quarterly interest expense by as much as approximately $3.9 million, pre-tax, which would negatively impact our quarterly after-tax net income. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income and the market value of our net assets. During the period from January 1, 2007 to August 31, 2007, the offsetting benefit of the Company’s interest rate caps could reduce the quarterly negative impact of a 1% instantaneous and sustained increase in both FHLB and prime rates by approximately $913,000, pre-tax.

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

Disclosure Controls and Procedures

As of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K, the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Controller, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures over financial reporting were effective.

Changes in Internal Controls over Financial Reporting

As previously disclosed in Note 2 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and further described in Item 9A. of such Annual Report, the Company had identified material weaknesses as defined by the Public Company Accounting Oversight Board (United States) with respect to certain accounting and reporting matters. In connection with the Company’s 2005 Annual Report on Form 10-K, the Company restated its previously issued financial statements for the years 2004 and 2003, for the first three quarters in 2005 and the quarterly periods in 2004. The Company has also strengthened its accounting department in order to remedy the identified material weaknesses. During the fourth fiscal quarter of 2006, the Company’s management determined that such material weaknesses had been remediated. There were no other changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2006, the registrant’s most recent fiscal year, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2006, the registrant’s most recent fiscal year, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2006, the registrant’s most recent fiscal year, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2006, the registrant’s most recent fiscal year, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2006, the registrant’s most recent fiscal year, and is incorporated herein by reference.

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

10.1
Master Credit and Security Agreement, dated as of October 13, 2004, between the Registrant and Sky Bank (the “Master Credit Agreement”). Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-125681), filed with the Commission on June 9, 2005 (the “Registration Statement”).

10.2
Amendment to the Master Credit Agreement, dated as of December 30, 2004 between the Registrant and Sky Bank. Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on April 8, 2005 (the “2004 10-K”).

10.3
Warehousing Credit and Security Agreement, dated as of September 30, 2003, between Tribeca Lending Corp. and Sky Bank (the “Warehouse Credit Agreement”). Incorporated by reference to Exhibit 10.3 to the 2004 10-K.

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

10.7
Agreement, dated March 20, 1997, between the Registrant and Sky Bank (f/k/a The Citizens Banking Registrant) (the “1997 Agreement”). Incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, filed with the Commission on May 14, 1998.

10.8	Modification to 1997 Agreement, dated March 19, 2003, between the Registrant and Sky Bank. Incorporated by reference to Exhibit 10.8 to the Registration Statement.

10.9
1996 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-122677), filed with the Commission on February 10, 2005.

10.10
Mortgage Loan Purchase and Sale Agreement, dated as of September 24, 2004, between the Registrant and Master Financial, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 20, 2004.

10.11
Mortgage Loan Purchase and Sale Agreement, dated as of June 30, 2004, between the Registrant and Bank One, Inc. Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A, filed with the Commission on July 16, 2004.

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

10.15
Employment Agreement, effective as of March 28, 2005, between the Registrant and Paul D. Colasono. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Commission on May 16, 2005 (the “First Quarter 10-Q”).

10.16	Restricted Stock Grant Agreement, dated as of April 13, 2005, between the Registrant and Paul D. Colasono. Incorporated by reference to Exhibit 10.2 to the First Quarter 10-Q.

10.17
Employment Agreement, dated as of June 7, 2005, between the Registrant and Joseph Caiazzo. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 9, 2005.

10.18
Warrant Agreement, dated as of April 24, 1997, between the Registrant and Steven W. Lefkowitz. Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement, filed with the Commission on June 29, 2005.

10.19
Letter, dated as of July 19, 2005, from Sky Bank to the Registrant. Incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement, filed with the Commission on July 19, 2005 (“Amendment No. 2”).

10.20	Letter, dated as of July 19, 2005, from Sky Bank to Tribeca Lending Corp. Incorporated by reference to Exhibit 10.21 to Amendment No. 2.

10.21
Underwriting Agreement, dated July 19, 2005, between the Registrant and Ryan Beck & Co., Inc. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 20, 2005.

10.22
Lease, dated July 27, 2005, between the Registrant and 101 Hudson Leasing Associates. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 29, 2005.

10.23
Separation Agreement, dated as of January 13, 2006, between the Registrant and Jeffrey R. Johnson. Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Commission on
April 25, 2006 (the “2005 10-K”).

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

10.26
Employment Agreement, dated as of March 1, 2006, between the Registrant and Alexander Gordon Jardin. Incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Commission on August 14, 2006.

10.27
Franklin Credit Management Corporation 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 99.1 of the Registrant’s Revised Definitive Proxy Statement on Schedule 14A, filed with the Commission on May 3, 2006.

10.28
Restricted Stock Grant Agreement, dated as of June 15, 2006, between the Registrant and Alexander Gordon Jardin. Incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Commission on August 14, 2006.

10.29
Modification Letter dated as of June 27, 2006, from Sky Bank to the Registrant. Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Commission on August 8, 2006.

10.30
Employment Agreement dated as of February 1, 2006 between the Registrant and William Sullivan. Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the Commission on November 14, 2006.

10.31
Flow Warehousing Credit and Security Agreement dated August 10, 2006 between the Registrant and Sky Bank. Incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the Commission on November 14, 2006.

10.32
Rate Cap Transaction Agreement dated August 29, 2006 between LaSalle Bank National Association and the Registrant. Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the Commission on November 14, 2006.

10.33
Interest Rate Cap Transaction Agreement dated September 11, 2006 between HBOS Treasury Services and the Registrant. Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the Commission on November 14, 2006.

10.34
Modification Letter dated as of August 2, 2006, from Sky Bank to the Registrant. Incorporated by reference to Exhibit 10.2 of the Registrant's current report on Form 8-K, filed with the Commission on August 8, 2006.

10.35
Amendment No.1 to Master Credit and Security Agreements, dated as of December 1, 2006, between the Registrant, Tribeca Lending Corporation and Sky Bank. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 19, 2006.

10.36
Modification Letter, dated as of December 12, 2006, from Sky Bank to the Registrant. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 19, 2006.

10.37*	Asset Purchase and Sale Agreement, dated as of February 14, 2007, between The New York Mortgage Company, LLC, as Seller, and Tribeca Lending Corp., as Buyer.

10.38*	Employment Agreement, dated as of February 22, 2007, between the Registrant and Richard W. Payne III.

10.39*
Assignment and Assumption of Lease Landlord Consent and Lease Modification Agreement, dated as of February 22, 2007, among The New York Mortgage Company, LLC, Tribeca Lending Corp., and First States Investors 5200 LLC.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN CREDIT MANAGEMENT CORPORATION

March 30, 2007	By:	/s/ ALEXANDER GORDON JARDIN
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. AXON
Thomas J. Axon	President and Chairman of the Board	March 30, 2007

/s/ A. GORDON JARDIN
A. Gordon Jardin	Chief Executive Officer	March 30, 2007
(Principal Executive Officer)

/s/ PAUL D. COLASONO
Paul D. Colasono	Executive Vice President	March 30, 2007
and Chief Financial Officer
(Principal Financial Officer)

/s/ WILLIAM F. SULLIVAN
William F. Sullivan	Chief Operating Officer	March 30, 2007

/s/ KIMBERLEY SHAW
Kimberley Shaw	Vice President and Treasurer	March 30, 2007
(Controller)
/s/ MICHAEL BERTASH
Michael Bertash	Director	March 30, 2007

/s/ ROBERT CHISTE
Robert Chiste	Director	March 30, 2007

/s/ FRANK EVANS
Frank Evans	Director	March 30, 2007

/s/ STEVEN LEFKOWITZ
Steven Lefkowitz	Director	March 30, 2007

/s/ ALLAN R. LYONS
Allan R. Lyons	Director	March 30, 2007

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2006 and 2005	F-2

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004	F-3

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-5

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Franklin Credit Management Corporation
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Franklin Credit Management Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Credit Management Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company changed its method of accounting for certain purchased notes receivable as of January 1, 2005.

/s/ Deloitte & Touche LLP
New York, New York
March 30, 2007

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Cash and cash equivalents	$3,983,104	$3,886,506
Restricted cash	32,689,154	21,560,752
Short-term investments	20,311,193	16,954,019
Notes Receivable:
Principal	1,174,039,567	934,657,413
Purchase discount	(12,423,746)	(17,809,940)
Allowance for loan losses	(52,424,375)	(67,276,155)
Net notes receivable	1,109,191,446	849,571,318

Originated loans held for sale	4,114,284	12,844,882
Originated loans held for investment, net	422,682,795	372,315,935
Accrued interest receivable	22,010,027	13,341,964
Other real estate owned	22,977,725	19,936,274
Deferred financing costs, net	10,622,961	10,008,473
Other receivables	6,614,386	7,309,505
Building, furniture and equipment, net	3,715,908	4,029,481
Income tax receivable	8,594,119	516,821
Other assets	850,897	516,762
Total assets	$1,668,357,999	$1,332,792,692

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, net of debt discount of $515,799 in 2006 and $3,002,767 in 2005	$1,520,217,264	$1,203,880,994
Financing agreements	55,962,315	57,284,085
Accounts payable and accrued expenses	22,875,527	17,524,057
Repurchase obligation	18,094,061	-
Success fee liability	-	5,721,918
Deferred tax liability	3,655,483	787,470
Total liabilities	1,620,804,650	1,285,198,524

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 3,000,000; issued - none	-	-
Common stock and additional paid-in capital, $.01 par value, 22,000,000 authorized shares; issued and outstanding: 8,025,295 in 2006 and 7,539,295 in 2005	22,715,180	21,292,252
Retained earnings	24,838,169	26,599,207
Unearned compensation	-	(297,291)
Total stockholders’ equity	47,553,349	47,594,168

Total liabilities and stockholders’ equity	$1,668,357,999	$1,332,792,692

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

	2006	2005	2004
REVENUES:
Interest income	$141,857,267	$99,046,543	$59,481,422
Purchase discount earned	8,924,838	11,214,721	9,234,896
Gain on sale of notes receivable	163,911	1,310,887	1,701,113
Gain on sale of originated loans	1,871,633	1,276,566	1,444,037
Gain on sale of other real estate owned	1,918,822	1,758,351	542,202
Prepayment penalties and other income	9,016,614	6,792,146	4,787,388
Total revenues	163,753,085	121,399,214	77,191,058

OPERATING EXPENSES:
Interest expense	113,073,332	68,329,965	33,166,815
Collection, general and administrative	38,286,150	28,700,133	21,752,591
Provision for loan losses	9,750,393	4,745,126	3,705,333
Amortization of deferred financing costs	4,568,744	4,105,218	2,761,476
Depreciation	1,164,005	1,077,296	494,890
Total expenses	166,842,624	106,957,738	61,881,105

(LOSS)/INCOME BEFORE PROVISION FOR INCOME TAXES	(3,089,539)	14,441,476	15,309,953
INCOME TAX (BENEFIT)/PROVISION	(1,328,501)	6,572,701	6,943,345
NET (LOSS)/INCOME	$(1,761,038)	$7,868,775	$8,366,608

NET (LOSS)/INCOME PER COMMON SHARE:
Basic	$(0.23)	$1.19	$1.41
Diluted	$(0.23)	$1.09	$1.25

WEIGHTED AVERAGE NUMBER OF SHARES
Outstanding, basic	7,692,233	6,629,108	5,926,878
Diluted potential common shares	-	574,664	767,844
Outstanding, diluted	7,692,233	7,203,772	6,694,722

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

	Common Stock and Additional Paid-in Capital		Retained	Unearned
	Shares	Amount	Earnings	Compensation	Total
BALANCE, JANUARY 1, 2004	5,916,527	$7,045,135	$10,363,824	$-	$17,408,959

Issuance of common and restricted stock	120,768	1,230,006	-	(1,099,000)	131,006
Exercise of options	25,000	18,750	-	-	18,750
Issuance of in-the-money stock options	-	220,510	-	-	220,510
Net income	-	-	8,366,608	-	8,366,608

BALANCE, DECEMBER 31, 2004	6,062,295	8,514,401	18,730,432	(1,099,000)	26,145,833

Stock offering, net	1,265,000	12,592,616	-	-	12,592,616
Exercise of options	221,000	224,785	-	-	224,785
Restricted stock activity	(9,000)	(39,550)	-	801,709	762,159
Net income	-	-	7,868,775	-	7,868,775

BALANCE, DECEMBER 31, 2005	7,539,295	21,292,252	26,599,207	(297,291)	47,594,168

Reclassification adjustment on adoption of FASB 123(R)	-	(297,291)	-	297,291	-
Exercise of options and warrants	372,000	452,555	-	-	452,555
Stock-based compensation	114,000	689,753	-	-	689,753
Excess tax benefit	-	577,911	-	-	577,911
Net (loss)	-	-	(1,761,038)	-	(1,761,038)

BALANCE, DECEMBER 31, 2006	8,025,295	$22,715,180	$24,838,169	$-	$47,553,349

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(1,761,038)	$7,868,775	$8,366,608
Adjustments to reconcile income to net cash provided by/(used in) operating activities:
Gain on sale of notes receivable	(163,911)	(1,310,887)	(1,701,113)
Gain on sale of other real estate owned	(1,918,822)	(1,758,351)	(542,202)
Gain on sale of originated loans	(1,871,633)	(1,276,566)	(1,444,037)
Depreciation	1,164,005	1,077,296	494,890
Amortization of deferred costs and fees on originated loans	1,448,767	157,317	-
Amortization of deferred financing costs	4,568,744	4,105,218	2,761,476
Amortization of debt discount	1,265,050	825,558	767,820
Settlement payment of success fee	(4,500,000)	-	-
Excess tax benefit	(577,911)	-	-
Non-cash compensation	689,753	762,159	240,110
Proceeds from the sale of and principal collections on loans held for sale	39,538,033	58,096,013	102,331,140
Origination of loans held for sale	(30,785,901)	(58,281,668)	(108,432,590)
Deferred tax provision	2,868,013	832,190	1,279,282
Purchase discount earned	(8,924,838)	(11,214,721)	(9,234,896)
Provision for loan losses	9,750,393	4,745,126	3,705,333
Changes in operating assets and liabilities:
Accrued interest receivable	(8,668,063)	(4,835,712)	(4,173,833)
Other receivables	695,119	(1,943,005)	(2,472,765)
Income tax receivable	(7,499,386)	-	-
Other assets	(334,135)	2,164,174	(2,591,484)
Accounts payable and accrued expenses	5,351,470	3,760,491	3,532,463
Net cash provided by/(used in) operating activities	333,709	3,773,407	(7,113,798)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(11,128,402)	(2,488,110)	(3,650,322)
Purchase of notes receivable	(572,011,360)	(468,324,936)	(546,269,608)
Principal collections on notes receivable	281,742,236	271,674,377	209,206,383
Principal collections on loans held for investment	233,677,204	102,176,991	8,693,192
Origination of loans held for investment	(353,957,677)	(367,253,790)	(92,818,695)
Net investment in short-term securities	(3,357,174)	(16,954,019)	-
Proceeds from sale of other real estate owned	29,126,493	32,343,836	20,856,448
Proceeds from sale of loans held for investment	66,246,123	8,375,669	1,233,122
Proceeds from sale of notes receivable	3,807,050	15,120,539	20,241,957
Purchase of building, furniture and fixtures	(850,432)	(2,899,445)	(527,585)
Net cash used in investing activities	(326,705,939)	(428,228,888)	(383,035,108)

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	910,208,607	836,608,815	663,023,803
Principal payments of notes payable	(596,359,305)	(437,443,092)	(282,753,609)
Proceeds from financing agreements	432,517,720	429,592,146	206,219,638
Principal payments of financing agreements	(433,839,489)	(411,848,265)	(189,994,734)
Repurchase obligation	18,094,061	-	-
Excess tax benefit	577,911	-	-
Payment of deferred financing costs	(5,183,233)	(6,512,750)	(5,309,462)
Exercise of options	452,555	224,785	18,500
Proceeds from issuance of common stock	-	12,592,616	110,400
Net cash provided by financing activities	326,468,827	423,214,255	391,314,536

NET CHANGE IN CASH AND CASH EQUIVALENTS	96,598	(1,241,226)	1,165,630
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,886,506	5,127,732	3,962,102
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,983,104	$3,886,506	$5,127,732

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest	$109,246,114	$64,743,849	$30,296,647
Cash payments for taxes	$3,303,594	$3,628,439	$7,849,900

NON-CASH INVESTING AND FINANCING ACTIVITY:
Transfer of loans from held for sale to loans held for investment	$483,604	$5,278,073	$18,067,224
Transfer to OREO	$30,249,122	$48,239,717	$35,624,810
Capital lease	$-	$916,890	$-

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

1.  ORGANIZATION AND BUSINESS

As used herein references to the “Company,” “FCMC,” “we,” “our” and “us” refer to Franklin Credit Management Corporation, collectively with its subsidiaries.

We are a specialty consumer finance company primarily engaged in two related lines of business: (1) the acquisition, servicing and resolution of performing, reperforming and nonperforming residential mortgage loans and real estate assets; and (2) the origination of subprime mortgage loans, both for our portfolio and for sale into the secondary market. We specialize in acquiring and originating loans secured by 1-4 family residential real estate that generally fall outside the underwriting standards of Fannie Mae and Freddie Mac and involve elevated credit risk as a result of the nature or absence of income documentation, limited credit histories, higher levels of consumer debt or past credit difficulties. We typically purchase loan portfolios at a discount, and originate loans with interest rates and fees, calculated to provide us with a rate of return adjusted to reflect the elevated credit risk inherent in the types of loans we acquire and originate. Unlike many of our competitors, we generally hold for investment the loans we acquire and a significant portion of the loans we originate.

From inception through December 31, 2006, we had purchased and originated in excess of $3.91 billion in mortgage loans. As of December 31, 2006, we had total assets of $1.67 billion and our portfolios of notes receivable and loans held for investment, net, totaled $1.53 billion.

In August 2005, we completed a public offering of 1,265,000 of shares of our common stock at a public offering price of $11.50 per share (including an exercise in full of the underwriter’s over allotment option to purchase 165,000 shares). The offering resulted in net proceeds to us and the addition to equity of approximately $12.6 million. In conjunction with the public offering, the Company’s common stock ceased to be quoted on the Over-the-Counter Bulletin Board under the symbol “FCSC” and commenced trading on The Nasdaq National Market under the symbol “FCMC.”

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in prior years have been reclassified to conform to the current year’s presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates of the Company are the allowance for loan losses, the allocation of discount between accretable and nonaccretable, and income taxes. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility and credit exposure. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions may occur which could cause actual results to differ materially.

Operating Segments - SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets. The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires performing, reperforming or nonperforming notes receivable and promissory notes from financial institutions and mortgage and finance companies, and services and collects such notes receivable through enforcement of terms of the original note, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage-banking segment originates or purchases, subprime residential mortgage loans from individuals whose credit histories, income and other factors cause them to be classified as subprime borrowers. (See Note 9).

Earnings Per Share - Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options outstanding, warrants and restricted stock calculated under the treasury stock method. The effects of warrants, restricted stock units and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Dilutive potential common shares are calculated using the treasury stock method. For the year ended December 31, 2006, 355,000 options were not included in the computation of earnings per share because they were antidilutive.

Cash and Cash Equivalents - Cash and cash equivalents includes cash certificates of deposit with original maturities of three months or less, with the exception of restricted cash, which is reported separately on the Company’s balance sheets. The Company maintains accounts at banks, which at times may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

Restricted Cash - Restricted cash includes interest and principal collections received on the Company’s portfolio of notes receivable and loans held for investment, substantially all of which is required to pay down current debt obligations with its lending banks.

Short-term Investments - The Company’s short-term investments include U.S. treasury bills, investment-grade commercial paper and money market accounts. The Company’s short-term investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs and expansion of the loan portfolio. All short-term investments are classified as trading securities and recorded at fair value.

Notes Receivable and Income Recognition - The notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions and mortgage and finance companies. Such notes receivable are performing, non-performing or sub-performing at the time of purchase and are generally purchased at a discount from the principal balance remaining. Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. Notes purchased are stated net of purchase discount. Impaired notes receivable are measured based on the present value of expected future cash flows discounted at the note’s effective interest rate or, as a practical expedient, at the observable market price of the note receivable or the fair value of the collateral if the note is collateral dependent. The Company periodically evaluates the collectibility of both interest and principal of its notes receivable to determine whether they are impaired. A note receivable is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement.

In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. Accrual of interest on notes receivable, including impaired notes receivable, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Subsequent recognition of income occurs only to the extent payment is received, subject to management’s assessment of the collectibility of the remaining interest and principal. A non-accrual note is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time.

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

There is judgment involved in estimating the amount of the loan’s future cash flows. The amount and timing of actual cash flows could differ materially from management’s estimates, which could materially affect our financial condition and results of operations. Depending on the timing of an acquisition, the initial allocation of discount generally will be made primarily to nonaccretable discount until the Company has boarded all loans onto its servicing system; at that time, any cash flows expected to be collected over the purchase price will be transferred to accretable discount. Generally, the allocation will be finalized no later than ninety days from the date of purchase.

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

Allowance for Loan Losses - The Company performs reviews of its loan portfolio upon purchase, at loan boarding, and on a frequent basis thereafter to segment impaired loans under SFAS No. 114, Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15. A loan is considered impaired when it is probable that we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement. An allowance for loan losses is estimated based on our impairment analysis.  Management’s judgment in determining the adequacy of the allowance for loan losses is based on the evaluation of individual loans within the portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral when considered necessary. Management believes that the allowance for loan losses is adequate. The allowance for loan losses is a material estimate, which could change significantly in the near term. An allowance of $52,424,375 and $67,276,155 is included in notes receivable at December 31, 2006 and 2005, respectively. See Note 3 for accretable and nonaccretable discounts.

Effective January 1, 2005, and as a result of the adoption of SOP 03-3, additions to the allowance for loan losses relating to newly acquired loans reflect only those losses incurred by us subsequent to acquisition. The Company no longer increases the allowances through allocations from purchase discount for loans that meet the requirements of SOP 03-3. Additionally, general risk allocations are no longer applied to loans purchased subsequent to December 31, 2004. Consequently, the allowance for loan losses has declined since the adoption of SOP 03-3, and it is anticipated that the allowance will continue to decline as credits for loan losses may continue to be recorded if loans pay off and allowances related to these loans are not required or additions due to loan impairment are not required.

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

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets.

Gains or losses resulting from loan sales are recognized at the time of sale, based on the difference between the net sales proceeds and the carrying value of the loans sold.

Certain whole-loan sale contracts include provisions requiring the Company to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan. In addition, an investor may request that the Company refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid in full within a certain amount of time from the date of sale. The Company records a provision for estimated repurchases and premium recapture on loans sold, which is charged to gain on sale of loans.

Originated Loans Held for Investment - During the third quarter of 2006, the Company modified its estimate of the collectibility of accrued interest on certain fully secured loans that are in the foreclosure process. As a result, the Company continues to accrue interest on secured real estate first mortgage loans originated by the Company up to a maximum of 209 days contractually delinquent with a recency payment in the last 179 days, and that are judged to be fully recoverable for both principal and accrued interest based on a foreclosure analysis, which includes an updated estimate of the realizable value of the property securing the loan.

In general, interest on originated loans held for investment is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. The Company’s decision to revise its estimate of collectibility was based on recent collection information, which shows that the Company is collecting 100% of principal and between 90% to 100% of delinquent interest when these loans in the foreclosure process are paid off or settled.

The accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful, which can be less than 209 days contractually delinquent with a recency payment in the last 179 days. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Subsequent recognition of income occurs only to the extent payment is received, subject to management’s assessment of the collectibility of the remaining interest and principal. A non-accrual loan is restored to an accrual status when the collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time.

Other Real Estate Owned - Other real estate owned (“OREO”) consists of properties acquired through, or in lieu of, foreclosure or other proceedings and are held for sale and carried at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value, less cost to sell, is charged to earnings based upon management’s continuing assessment of the fair value of the underlying collateral. OREO is evaluated periodically to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to sell. Revenue and expenses from the operation of OREO and changes in the valuation allowance are included in operations. Direct costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the property, while costs related to holding the property are expensed. Gains or losses are included in operations upon disposal of the property.

Derivatives - As part of our interest rate management process, we entered into interest rate cap agreements in 2006. It is not our policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

The interest rate caps are not designated as hedging instruments for accounting purpose, unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

The Company follows the accounting required by Statement 133 Implementation Issue No. B36 (“B36”) for the bifurcation of an embedded derivative related to success fees currently and potentially payable to our principal lender following the repayment of notes payable. B36 requires the success fee to be bifurcated from the notes payable and recorded as an embedded derivative at fair value each reporting period. Fair value has been determined by discounting the estimated future success fee payments at an appropriate discount rate. See Note 5 for a description of success fees. The Company does not hold any other derivative financial instruments.

As notes payable are issued, the fair value of the embedded derivative related to success fees is recorded as a liability with an offset to debt discount. The debt discount is amortized to interest expense over the estimated repayment of the related notes payable. As discussed in Note 5, on December 1, 2006, the Company and its lender reached an agreement to eliminate the success fee.

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

Deferred Financing Costs - Deferred financing costs, which include origination fees incurred in connection with obtaining term loan financing from our banks, are deferred and are amortized over the term of the related loan. See Note 5 for a description of origination fees.

Retirement Plan - The Company maintains a savings plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees are eligible to be a participant in the plan. The plan provides for voluntary contributions by participating employees in amounts up to 20% of their annual compensation, subject to certain limitations. Currently, the Company matches 50% of the first 3% of the employee’s contribution. The Company contributed $111,192, $109,882 and $65,147 in 2006, 2005 and 2004, respectively.

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

Prepayment Penalties and Other Income - Prepayment penalties and other income consists of prepayment penalties, late charges, and other miscellaneous income. Such income is recognized on a cash basis.

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

c.
Notes Receivable - Fair value of the net note receivable portfolio is estimated by discounting the estimated future cash flows using the interest method. The fair value of notes receivable at December 31, 2006 and 2005 was equivalent to their carrying value of $1,109,191,446 and $849,571,318, respectively.

d.
Loans Held for Investment, Loans Held for Sale - The carrying values reported in the consolidated balance sheets are a reasonable estimate of fair value. The fair value of loans held for investment at December 31, 2006 and 2005 was equivalent to their carrying value of $422,682,795 and $372,315,935, respectively. The fair value of loans held for sale at December 31, 2006 and 2005 was equivalent to their carrying value of $4,114,284 and $12,844,882, respectively.

e.
Short-term Borrowings - The interest rates on financing agreements and other short-term borrowings reset on a monthly basis; therefore, the carrying amounts of these liabilities approximate their fair value. The fair value at December 31, 2006 and 2005 was $55,962,315 and $57,284,085, respectively.

f.
Long-term Debt - The interest rate on the Company’s long-term debt (notes payable) is a variable rate that resets monthly; therefore, the carrying value reported in the balance sheet approximates fair value at $1,520,217,264 and $1,203,880,994 at December 31, 2006 and 2005, respectively.

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

Stock-Based Compensation Plans - The Company maintains share-based payment arrangements under which employees are awarded grants of restricted stock, non-qualified stock options, incentive stock options and other forms of stock-based payment arrangements. Prior to January 1, 2006, the Company accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, compensation cost for stock options was not recognized as long as the stock options granted had an exercise price equal to the market price of the Company’s common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified-prospective transition method. Under this transition method, compensation cost recognized beginning January 1, 2006 includes compensation cost for all share-based payment arrangements issued, but not yet vested as of December 31, 2005, based on the grant date fair value and expense attribution methodology determined in accordance with the original provisions of SFAS 123. Compensation cost for all share-based payment arrangements granted subsequent to December 31, 2005, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, the effect of forfeitures on restricted stock (if any), is estimated when recognizing compensation cost. Results for prior periods have not been recast for the adoption of SFAS No. 123(R). The adoption of SFAS No. 123(R) during 2006 resulted in an incremental stock-based compensation expense of approximately $285,000.

Prior to adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The compensation cost recognized in income was $689,753 and $762,159 for the years ended December 31, 2006 and 2005, respectively.

Prior to January 1, 2006, our Stock Incentive Plan was accounted for under the recognition and measurement principles of APB Opinion 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards:

	2005	2004
Net income - as reported	$7,868,775	$8,366,608
Stock-based compensation expense, actual (1)	411,566	99,680
Stock-based compensation expense determined under fair value method, net of related tax effects(2)	(868,411)	(153,042)
Net income - pro forma	$7,411,930	$8,313,246

Earnings per share:
Basic - as reported	$1.19	$1.41
Basic - pro forma	$1.12	$1.40
Diluted - as reported	$1.09	$1.25
Diluted - pro forma	$1.03	$1.25

(1)	The stock-based compensation cost, net of related tax effects, included in the determination of net income - as reported.

(2)	The stock-based compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is still evaluating the impact the adoption of this statement may have on its consolidated financial statements.

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

3.  NOTES RECEIVABLE, LOANS HELD FOR INVESTMENT AND LOANS HELD FOR SALE, PURCHASE DISCOUNT AND ALLOWANCE FOR LOAN LOSSES

Notes receivable consist principally of residential one-to-four family mortgage loans as of December 31, 2006 and 2005 secured as follows:

	2006	2005
Real estate secured	$1,134,576,390	$901,260,281
Manufactured and mobile homes	21,093,954	18,748,377
Unsecured	18,369,223	14,648,755
	1,174,039,567	934,657,413
Less:
Purchase discount	(12,423,746)	(17,809,940)
Allowance for loan losses	(52,424,375)	(67,276,155)
Balance	$1,109,191,446	$849,571,318

Originated loans held for sale of $4,114,284 and $12,844,882 as of December 31, 2006 and 2005, respectively, represent residential one-to-four family (real estate secured) mortgage loans originated by the Company.

Originated loans held for investment represent residential one-to-four family real estate mortgage loans as of December 31, 2006 and 2005 secured as follows:

	2006		2005
Real estate secured	$408,682,923		$374,308,419
Consumer unsecured	122,396		75,408
Manufactured homes	83,727		84,219
	408,889,046	*	374,468,046

Less:
Net deferred costs and fees	(2,343,425)		(1,077,058)
Allowance for loan losses	(866,466)		(1,075,053)
Balance	$405,679,155	*	$372,315,935

*	Excludes $17.0 million of loans, net of fees, sold to investors, which the Company committed to repurchase, that are included on the face of the balance sheet at December 31, 2006.

The Company originated $355 million and $371 million in loans held for investment during the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, contractual maturities of notes receivable, originated loans held for sale and originated loans held for investment, net of the allowance for loan losses and nonaccretable discount, were as follows:

Year Ending December 31,	Notes Receivable	Loans Held for Sale	Loans Held for Investment
2007	$139,036,963	$25,963	$1,918,121
2008	107,602,377	28,102	2,043,940
2009	85,691,083	30,421	2,184,849
2010	70,649,483	32,935	2,342,691
2011	66,537,537	35,660	2,516,572
Thereafter	664,940,505	3,961,203	394,672,982
	$1,134,457,948	$4,114,284	$405,679,155*

*	Excludes $17.0 million of loans, net of fees, sold to investors, which the Company committed to repurchase, that are included on the face of the balance sheet at December 31, 2006.

It is the Company’s experience that a portion of the notes receivable and loans held for investment portfolio may be refinanced or repaid before contractual maturity dates. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections. During the years ended December 31, 2006, 2005 and 2004, cash collections of principal amounts totaled approximately $515 million, $375 million and $230 million, respectively, and the ratios of these cash collections to average principal balances were approximately 34%, 30% and 32%, respectively.

Changes in the allowance for loan losses on notes receivable for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Balance, beginning	$67,276,155	$89,628,299	$46,247,230

Allowance allocated on purchased portfolios	-	-	53,836,759
Net change in allowance	(24,397,664)	(26,029,871)	(14,161,023)
Provision for loan losses	9,545,884	3,677,727	3,705,333

Balance, ending	$52,424,375	$67,276,155	$89,628,299

The net change in allowance presented above represents charge-offs, recoveries, payoffs, transfers to OREO and subsequent increases in the allowance for notes receivable.

Changes in the allowance for loan losses on loans held for sale and loans held for investment for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Balance, beginning	$1,078,162	$330,874	$178,283

Net change in allowance	(416,204)	(257,100)	(182,939)
Provision for loan losses	204,508	1,004,388	335,530

Balance, ending	$866,466	$1,078,162	$330,874

At December 31, 2006, 2005 and 2004, principal amounts of notes receivable included approximately $251 million, $245 million and $307 million, respectively, of notes for which there was no accrual of interest income. The following information relates to impaired notes receivable, which include all such notes receivable as of and for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Total impaired notes receivable	$251,210,748	$244,986,933	$306,840,734

Allowance for loan losses related to impaired notes receivable	$44,679,113	$43,691,572	$68,858,866

Interest income recognized	$14,225,184	$18,467,499	$9,959,069

Average balance of impaired notes receivable during the year	$248,098,840	$275,913,834	$216,591,228

At December 31, 2006, 2005 and 2004, the principal amount of loans held for investment included loans on non-accrual status of approximately $110 million, $56 million and $4 million, respectively.

	2006	2005	2004
Total impaired loans held for investment	$110,107,533	$55,867,250	$3,827,364

Allowance for loan losses related to loans held for investment	$866,466	$1,075,053	$330,874

Interest income recognized	$1,792,406	$1,212,187	$75,612

Average balance of impaired loans held for investment during the year	$93,455,505	$29,847,307	$2,839,622

In the normal course of business, the Company restructures or modifies terms of certain loans to enhance the collectibility of such loans.

As of December 31, 2006 and December 31, 2005, the unpaid principal balance of mortgage loans being serviced by the Company for others was $457,944 and $1,338,596, respectively. Mortgage loans serviced for others are not included on the Company’s consolidated balance sheets.

The following table sets forth certain information relating to the activity in the accretable and nonaccretable discounts for principal, which are shown as a component of notes receivable principal on the balance sheet, in accordance with SOP 03-3 for the period indicated:

	Year Ended December 31,
	2006	2005
Accretable Discount
Balance, beginning of period	$11,360,617	$-
New acquisitions	2,549,873	11,342,596
Accretion	(3,938,378)	(1,587,094)
Transfers from nonaccretable	2,883,125	1,912,245
Net reductions relating to loans sold or repurchased	(127,184)	(218,639)
Other activity	114,702	(88,491)
Balance, end of period	$12,842,755	$11,360,617

Nonaccretable Discount
Balance, beginning of period	$23,981,013	$-
New acquisitions	46,883,365	26,671,609
Transfers to accretable	(2,883,125)	(1,912,245)
Net reductions relating to loans sold or repurchased	(370,880)	(118,180)
Net reductions relating to loans charged off	(3,319,554)	(159,436)
Loans transferred to OREO, other	(3,759,316)	(500,735)
Balance, end of period	$60,531,503	$23,981,013

The Company purchased $621 million of loans subject to SOP 03-3 during 2006. The outstanding balance of notes receivable subject to SOP 03-3 at December 31, 2006 was $872 million. The allowance for loan losses related to loans subject to SOP 03-3 was $0 at December 31, 2005 and $1.2 million at December 31, 2006. The allowance was increased during 2006 by a charge to provision for loan losses in the amount of $1.2 million.

4.  BUILDING, FURNITURE AND EQUIPMENT

At December 31, 2006 and 2005, building, furniture and equipment consisted of the following:

	2006	2005
Building and improvements	$2,988,787	$2,827,258
Furniture and equipment	4,695,623	4,482,924
	7,684,410	7,310,182

Less accumulated depreciation	(3,968,502)	(3,280,701)
	$3,715,908	$4,029,481

5.  NOTES PAYABLE

Notes payable consists primarily of term loans (“Subsidiary Loans”) made to the Company by Sky Bank, an Ohio banking corporation (our “Lender”) and its participant banks to acquire portfolios of notes receivable (“Pledged Collateral”) and term loans made by our lender to Tribeca Lending Corporation (“Tribeca”) to principally finance originated loans held for investment.

Master Credit Facilities

On October 13, 2004, the Company, and its finance subsidiaries, excluding Tribeca, entered into a Master Credit and Security Agreement with Sky Bank. Under this master credit facility, we request loans to finance the purchase of residential mortgage loans or refinance existing outstanding loans. The facility does not include a commitment to additional lendings, which are therefore subject to our lender’s discretion as well as any regulatory limitations to which our lender is subject. The facility has been extended by our lender to April 30, 2007. As of December 31, 2006 and 2005, the amounts outstanding under this master credit facility were $1.15 billion and $884.4 million, respectively.

Interest on the loans is payable monthly at a floating rate equal to the highest Federal Home Loan Bank of Cincinnati 30-day advance rate as published daily by Bloomberg under the symbol FHL5LBRI, or the “30-day advance rate,” plus the applicable margin as follows:

For Loans Funded
	Prior to July 1, 2005	On or After July 1, 2005
If the 30-day advance rate is	the applicable margin is	the applicable margin is
Less than 2.26%	350 basis points	300 basis points
2.26 to 4.50%	325 basis points	275 basis points
Greater than 4.50%	300 basis points	250 basis points

In addition, upon each closing of a loan after June 23, 2006 we are required to pay an origination fee equal to 0.50% of the amount of the loan unless otherwise agreed to by our lender. For loans funded between July 1, 2005 and June 23, 2006, the origination fee paid was 0.75% of the amount of the loan, and for loans funded prior to July 1, 2005, the origination fee paid was 1% of the amount of the loan unless otherwise agreed to by our lender.

The unpaid principal balance of each loan is amortized over a period of twenty years, but matures three years after the date the loan was made. Historically, our lender has agreed to extend the maturities of such loans for additional three-year terms upon their maturity. We are required to make monthly payments of the principal and interest on our outstanding loans.

Our obligations under the master credit facility are secured by a first priority lien on notes receivable acquired by us that are financed by proceeds of loans made to us under the facility. In addition, pursuant to a lockbox arrangement, our lender is entitled to receive all sums payable to us in respect of any of the collateral. At December 31, 2006, we were in compliance with the covenants of the Master Credit and Security Agreement.

In February 2006, Tribeca and certain of its finance subsidiaries entered into the Tribeca Master Credit and Security Agreement (“Tribeca Master Credit Facility”) with Sky Bank, pursuant to which certain Tribeca subsidiaries may borrow term funds to finance their origination of loans Tribeca previously financed under its warehouse line of credit with Sky and consolidate and refinance prior term loans made by Sky Bank to such subsidiaries. The facility does not include a commitment for a specified number of lendings, which are therefore subject to Sky Bank’s discretion, as well as any regulatory limitations to which Sky Bank is subject. The facility expires on February 28, 2008.

As of December 31, 2006 and 2005, Tribeca, through its subsidiaries, had borrowed an aggregate of $370.9 million and $322.3 million, respectively, in term loans. Interest on the loans is payable monthly at a floating rate equal to the highest Federal Home Loan Bank of Cincinnati 30-day advance rate published by Bloomberg under the symbol FHL5LBRI, plus the applicable margin. The interest rate on Tribeca’s term loans is based on the same rate and margin matrix provided above as loans made under the Master Credit and Security Agreement. In addition, upon the closing of each term loan, the applicable subsidiary-borrower pays an origination fee of approximately 0.50% of the amount of the note. The origination fee was 1% of the amount of the loan for loans funded prior to July 1, 2005. The unpaid balance of each term loan is amortized over a period of 20 years, but matures three years after the loan was made. Each term loan is subject to mandatory payment under certain circumstances. Each subsidiary-borrower is required to make monthly payments of the principal and interest of its outstanding note. Each term loan is secured by a lien on certain promissory notes and hypothecation agreements, as well as all monies, securities and other property held by, received by or in transit to our lender. The Tribeca Master Credit Facility contains affirmative and negative covenants and events of default customary for financings of this type. At December 31, 2006, Tribeca was in compliance with the covenants of the Tribeca Master Credit and Security Agreement.

Elimination of Success Fees

In June 2006, the Company received from Sky Bank a letter (the “June Modification Letter”) modifying the Master Credit and Security Agreement, dated as of October 13, 2004 (the “Franklin Master Credit Facility”) between the Company and all of its subsidiaries other than Tribeca and the Tribeca Master Credit and Security Agreement, dated as of February 28, 2006, among Tribeca, Sky Bank and certain subsidiaries of Tribeca (the “Tribeca Master Credit Facility”).

Pursuant to the June Modification Letter, Franklin and Tribeca will no longer be required to pay Sky Bank a success fee upon the successful payoff of term loans made on or after June 26, 2006 under either of the master credit facilities.

In December 2006, the Company, Tribeca and Sky Bank entered into another amendment (the “Second Amendment”) to the Franklin Master Credit Facility and the Tribeca Master Credit Facility (together with the Franklin Master Credit Facility, the “Master Credit Facilities”). Pursuant to the Second Amendment, Sky Bank agreed to the elimination of all success fee obligations under the Master Credit Facilities relating to term loans made before June 26, 2006, in consideration of the Company’s agreement to pay $4.5 million to Sky Bank. As a result of these amendments, neither the Company nor Tribeca will have any further success fee obligations upon payoff of term loans under any credit facilities. At December 31, 2006, the success fee liability had been eliminated. At December 31, 2005, the success fee liability was $5.7 million.

August 2006 Modifications to Sky Bank Financing Arrangements

In August 2006, the Company received a letter from Sky Bank (the “August Modification Letter”) modifying both master credit facilities. Pursuant to the August Modification Letter, the interest rate charged by Sky Bank for all debt originated under the master credit facilities before July 1, 2005 was lowered initially by 25 basis points effective October 1, 2006. This rate was lowered by an additional 25 basis points effective January 1, 2007.

December 2006 Modifications to Sky Bank Financing Arrangements

In December 2006, the Company received a letter from Sky Bank (the “December Interest Modification Letter”) modifying both master credit facilities. Pursuant to the December Interest Modification Letter, the interest rate payable to Sky Bank for term loans funded under the master credit facilities after November 14, 2006 in respect of loans originated by Tribeca and purchases of second mortgages by the Company is the Federal Home Loan Bank of Cincinnati 30-day advance rate as published daily by Bloomberg under the symbol FHL5LBRI, plus the applicable margin as follows:

If the 30-day advance rate is	the applicable margin is
Less than 2.26%	300 basis points
2.26 to 4.50%	260 basis points
Greater than 4.50%	235 basis points

Additionally, pursuant to the December Interest Modification Letter, the interest rate payable to Sky Bank for term loans funded under the Franklin Master Credit Facility after November 14, 2006 in respect of purchases of first mortgages by the Company is the 30-day advance rate, plus the applicable margin as follows:

If the 30-day advance rate is	the applicable margin is
Less than 2.26%	300 basis points
2.26 to 4.50%	225 basis points
Greater than 4.50%	200 basis points

As a result of these modifications, effective January 1, 2007, the interest rate on term borrowings under our master credit facilities is based on a floating rate equal to the 30-day advance rate, plus the applicable margin as follows:

For Loans Funded
Prior to November 15, 2006		On or After November 15, 2006
		Purchase of First Mortgages	Tribeca Originated Loans/ Second Mortgage Purchases
If the 30-day advance rate is	the applicable margin is	the applicable margin is	the applicable margin is
Less than 2.26%	300 basis points	300 basis points	300 basis points
2.26 to 4.50%	275 basis points	225 basis points	260 basis points
Greater than 4.50%	250 basis points	200 basis points	235 basis points

Bank of Scotland Master Credit Facility

In March 2006, Tribeca and one of Tribeca’s subsidiaries (the “Tribeca Subsidiary Borrower”) entered into a $100 million master credit and security agreement (the “BOS Loan”) with BOS (USA) Inc., an affiliate of Bank of Scotland. $98.2 million of proceeds of the BOS Loan were used to consolidate and refinance prior term loans made to certain Tribeca subsidiaries. Interest on the BOS Loan is payable monthly at a floating rate equal to the 30-day advance rate plus an applicable margin as follows:

If the 30-day advance rate is	the applicable margin is
Less than 2.26%	300 basis points
2.26 to 4.50%	275 basis points
Greater than 4.50%	250 basis points

The unpaid principal balance of the BOS Loan will be amortized over a period of 20 years, but matures in March 2009. The Tribeca Subsidiary Borrower is required to make monthly amortization payments and payments of interest on the BOS Loan.

The facility contains affirmative, negative and financial covenants and events of default customary for facilities of this type. At December 31, 2006, Tribeca was in compliance with the covenants of the BOS Loan.

Tribeca’s and the Tribeca Subsidiary Borrower’s obligations under the facility are secured by (i) a first priority lien on loans acquired by the Tribeca Subsidiary Borrower that are refinanced by the proceeds of the BOS Loan and (ii) a second priority lien on collateral securing loans made to Tribeca or its subsidiaries under the Tribeca Master Credit Facility described above. In addition, pursuant to a lockbox arrangement, BOS is entitled to receive substantially all sums payable to Tribeca and the Tribeca Subsidiary Borrower in respect of any of the primary collateral under the facility. Tribeca’s BOS Loan and the Tribeca Master Credit Facility are cross-collateralized.

As of December 31, 2006 and 2005, the Company had Notes Payable, which includes amounts due under all master credit facilities, with an aggregate principal balance of $1,520,733,063 and $1,206,883,761, respectively. All Notes Payable are secured by an interest in the notes receivable, payments to be received under the notes receivable and the underlying collateral securing the notes receivable. At December 31, 2006, approximately $5,509,610 of the Notes Payable accrues interest at a rate of prime plus a margin of 0.50% to 1.75%, $162,749,209 accrues interest at the FHLB 30-day LIBOR advance rate plus 2.30%, $137,802,613 accrues interest at the FHLB 30-day LIBOR advance rate plus 2.35%, $764,097,793 accrues interest at the FHLB 30-day LIBOR advance rate plus 2.50%, $449,338,968 accrues interest at the FHLB 30-day LIBOR advance rate plus 2.75%, $368,946 accrues interest at the FHLB 30-day LIBOR advance rate plus 3.375% and $865,924 accrues interest at the FHLB 30-day LIBOR advance rate plus 3.875%.

At December 31, 2006 and 2005, the weighted average interest rate on the Notes Payable was 7.99% and 7.28%, respectively. The above loans also require additional monthly principal reductions based on cash collections received by the Company.

Aggregate contractual maturities of all notes payable at December 31, 2006 are as follows:

2007	$285,109,645
2008	357,698,479
2009	834,858,187
2010	41,941,370
2011	33,688
Thereafter	1,091,694
$1,520,733,063

6.  FINANCING AGREEMENTS

The Company and Tribeca have the following financing agreements:

Warehousing Credit and Security Agreement

Our Tribeca subsidiary entered into a Warehousing Credit and Security Agreement with Sky Bank on October 18, 2005, which replaced the facility as amended on April 7, 2004. The agreement provides for a commitment of $60 million that expires on April 30, 2007. This warehouse financing agreement provides Tribeca with the ability to borrow at a floating rate equal to Sky Bank’s prime rate less 50 basis points, or a floor of 5% if the floating rate is lower than 5%. This credit facility is to be utilized for the purpose of originating mortgage loans. As of December 31, 2006 and 2005, $37.5 million and $56.3 million, respectively, were outstanding under the warehouse financing agreement. The prime rate at December 31, 2006 and December 31, 2005 was 8.25% and 7.25%, respectively.

The warehouse facility is secured by a lien on all of the mortgage loans delivered to our lender or in respect of which an advance has been made as well as by all mortgage insurance and commitments issued by insurers to insure or guarantee pledged mortgage loans. Tribeca also assigns all of its rights under third-party purchase commitments covering pledged mortgages and the proceeds of such commitments and its rights with respect to investors in the pledged mortgages to the extent such rights are related to pledged mortgages. In addition, Franklin has provided a guaranty of Tribeca’s obligations under the warehouse facility, which is secured by a lien on substantially all of our personal property.

Flow Warehousing Credit and Security Agreement

In August 2006, Franklin entered into a new $40 million Flow Warehousing Credit and Security Agreement with our lenders to accumulate loans acquired by the Company’s Flow Acquisitions Group prior to consolidating such loans into term loans. This agreement expires on August 11, 2007.

Interest on advances is payable monthly at a rate per annum equal to a floating rate equal to the Wall Street Journal Prime Rate minus 50 basis points. The prime rate was 8.25% at December 31, 2006.

This warehouse facility is secured by a lien on all of the mortgage loans delivered to our lender or in respect of which an advance has been made as well as by all mortgage insurance and commitments issued by insurers to insure or guarantee pledged mortgage loans. The Company also assigns all of its rights under third-party purchase commitments covering pledged mortgages and the proceeds of such commitments and its rights with respect to investors in the pledged mortgages to the extent such rights are related to pledged mortgages. In addition, we have provided a guaranty of the Company’s obligations under this warehouse facility, which is secured by substantially all our personal property. As of December 31, 2006, we had approximately $22.9 million available under this facility.

Other Credit Facilities

The Company and Sky Bank have entered into a credit facility, which provides the Company with the ability to borrow a maximum of $4 million at a rate equal to the Bank’s prime rate less 50 basis points per annum. The credit facility may be utilized to pay real estate taxes or to purchase the underlying collateral of certain nonperforming real estate secured loans. Principal repayment of each respective advance is due six months from the date of such advance and interest is payable monthly. Prior to March 2005, this credit facility provided a maximum loan amount of $2.5 million at a rate equal to the Bank’s prime rate plus 200 basis points per annum. Effective in October 2006, the rate was changed to the Bank’s prime rate less 50 basis points per annum. As of December 31, 2006 and 2005, $1,289,155 and $948,104, respectively, were outstanding on this credit facility. The credit facility is secured by a first priority security interest in the respective notes receivable, any purchased real estate, payments received under the notes receivable, and collateral securing the notes of certain loan portfolios.

The Company has entered into a line of credit with another bank, which provides the Company with an unsecured line of credit to borrow a maximum of $150,000 at a rate equal to such bank’s prime rate plus 1% per annum. As of December 31, 2006, and 2005, $36,726 and $74,736, respectively, were outstanding on this line of credit. The prime rate at December 31, 2006 and December 31, 2005 was 8.25% and 7.25%, respectively.

7.  INCOME TAXES

The components of the income tax provision for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Current provision:
Federal	$(4,302,164)	$4,473,969	$4,402,022
State and local	105,650	1,266,541	1,227,285
	(4,196,514)	5,740,510	5,629,307

Deferred provision:
Federal	2,644,845	633,188	999,812
State and local	223,168	199,003	314,226
	2,868,013	832,191	1,314,038
(Benefit)/provision	$(1,328,501)	$6,572,701	$6,943,345

A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate to income before income tax expense) to the provision for income taxes in the accompanying consolidated statements of income for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Tax determined by applying U.S. statutory rate to income	$(1,050,443)	$5,054,517	$5,358,484
Increase in taxes resulting from:
State and local taxes, net of Federal benefit	(338,026)	1,465,544	1,541,511
Meals and entertainment	59,968	52,640	43,350
	$(1,328,501)	$6,572,701	$6,943,345

The tax effects of temporary differences that give rise to significant components of deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005	2004
Deferred tax liabilities:
Purchase discount	$2,714,886	$2,635,956	$1,690,175
Deferred costs	2,948,508	2,879,582	1,433,690
Restricted stock	338,615	118,280	495,000
Debt discount	217,922	-	-
Deferred tax liabilities	$6,219,931	$5,633,818	3,618,865

Deferred tax assets:
Other real estate owned	$552,622	$427,664	$583,644
Accrued expenses	220,500	516,775	-
Acquisition costs	1,179,281	2,774,275	2,257,681
State net operating loss carryforwards	612,045	-	-
Success fee liability	-	1,127,634	822,260
Deferred tax assets	$2,564,448	$4,846,348	$3,663,585

Net deferred tax liability	$3,655,483	$787,470	$(44,720)

The Company has not recorded a valuation allowance, as the Company has determined that it is more likely than not that all of the deferred tax assets will be realized.

As of December 31, 2006, the Company has tax net operating loss carryforwards with various states totalling approximately $8.7 million. The net operating loss carryforwards expire in various years beginning in 2013 through 2026.

8.  STOCK-BASED COMPENSATION

The Company awarded stock options to certain officers and directors under the Franklin Credit Management Corporation 1996 Stock Incentive Plan (the “Plan”) as amended. The Compensation Committee of the Board of Directors (the “Compensation Committee”) determines which eligible employees or directors will receive awards, the types of awards to be received, and the terms and conditions thereof.

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

The Company estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model. The table below presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model for the years ended December 31, 2006, 2005 and 2004. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses historical data to estimate stock option exercise. The expected term of stock options granted is derived from the output of the model and represents the period of time that stock options granted are expected to be outstanding. The estimates of fair value from these models are theoretical values for stock options and changes in the assumptions used in the models could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Company’s common stock when the stock options are exercised.

	2006	2005	2004
Risk-free interest rate	4%	4%	5%
Weighted average volatility	48%	109%	83%
Expected term (years)	6	6	5

Transactions in stock options for the years ended December 31, 2006, 2005 and 2004 under the plan are summarized as follows:

	2006		2005		2004
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding options, beginning	667,500	$2.88	811,000	$1.04	1,017,500	$0.95

Options granted	15,000	$7.73	106,500	$13.57	41,500	$0.75
Options cancelled	(42,500)	$12.32	(29,000)	$5.34	(223,000)	$0.75
Options exercised	(285,000)	$1.11	(221,000)	$1.02	(25,000)	$0.75

Outstanding options, end	355,000	$3.38	667,500	$2.88	811,000	$1.04

The weighted average remaining contractual term and aggregate intrinsic value of options outstanding was 5.41 years and $1,041,560, as of December 31, 2006. The weighted average remaining contractual term and aggregate intrinsic value of options exercisable was 5.25 years and $1,041,560, as of December 31, 2006.

During 2006, 2005 and 2004, there were 15,000, 106,500 and 41,500 options granted, respectively. The weighted average fair value per share of options granted during 2006, 2005 and 2004 was $3.89, $11.44 and $5.10, respectively.

The Company has the following options outstanding at December 31, 2006:

Range of exercise price of options:	Number Outstanding	Number Exercisable
$0.75	234,000	234,000
$0.85	10,000	10,000
$1.04	6,000	6,000
$2.25	15,000	15,000
$3.55	15,000	15,000
$7.73	15,000	15,000
$12.85	21,000	21,000
$13.75	39,000	19,500
TOTAL OPTIONS	355,000	335,500

Weighted average exercise price	$3.38	$2.78

As of December 31, 2006, there was $56,696 of unrecognized compensation cost related to the Company’s stock option awards. The weighted average period over which this cost is expected to be recognized is less than one year.

During 2006, there were 87,000 warrants exercised at a price of $1.56. At December 31, 2006, the Company had 10,000 warrants outstanding at an exercise price of $5.00.

2006 Stock Incentive Plan

On May 24, 2006, the shareholders approved the 2006 Stock Incentive Plan. This approval authorized and reserved 750,000 shares for grant under the 2006 stock incentive plan. Awards can consist of non-qualified stock options, incentive stock options, stock appreciation rights, shares of restricted stock, restricted stock units, shares of unrestricted stock, performance shares and dividend equivalent rights are authorized. Grants of non-qualified stock options, incentive stock options and stock appreciation rights under the 2006 Stock Incentive Plan generally qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code, and, therefore, are not subject to the provisions of Section 162(m), which disallow a federal income tax deduction for certain compensation in excess of $1 million per year paid to the Company’s Chief Executive Officer and each of its four other most highly compensated executive officers.

•  Restricted Stock - Restricted shares of the Company’s common stock have been awarded to certain executives. The stock awards are subject to restrictions on transferability and other restrictions, and step vest over a three year period.

A summary of the status of the Company’s restricted stock awards as of December 31, 2006, 2005 and 2004 and changes during the period then ended is presented below:

	2006		2005		2004
Restricted Stock	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Outstanding unvested grants, beginning	27,000	$12.92	90,000	$11.00	-	$-

Granted	122,000	$7.82	31,000	$12.92	100,000	$11.00
Vested	(46,000)	$8.79	(54,000)	$11.14	(10,000)	$11.00
Canceled	(8,000)	$13.00	(40,000)	$11.00	-	$-

Outstanding unvested grants, end	95,000	$8.36	27,000	$12.92	90,000	$11.00

During 2006, the total fair value of the Company’s restricted stock that vested during 2006 was $456,050.

As of December 31, 2006, there was $742,600 of unrecognized compensation cost related to the Company’s restricted stock awards, which will be recognized over a weighted average period of 3 years.

9.  SEGMENTS

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

PORTFOLIO ASSET ACQUISITION AND RESOLUTION	2006	2005	2004
REVENUES:
Interest income	$100,637,297	$74,715,325	$52,889,964
Purchase discount earned	8,687,694	10,754,979	8,637,055
Gain on sale of notes receivable	163,911	1,310,887	1,701,113
Gain on sale of other real estate owned	1,744,833	1,724,170	448,805
Other	5,644,614	5,528,263	4,555,299
Total revenues	116,878,349	94,033,624	68,232,236

OPERATING EXPENSES:
Interest expense	79,112,779	51,602,872	29,901,749
Collection, general and administrative	32,568,097	25,824,139	20,111,439
Provision for loan losses	9,545,885	3,740,738	3,369,803
Amortization of deferred financing costs	2,598,704	2,982,031	2,426,825
Depreciation	872,940	856,234	380,548
Total operating expenses	124,698,405	85,006,014	56,190,364

(LOSS)/INCOME BEFORE PROVISION FOR INCOME TAXES	$(7,820,056)	$9,027,610	$12,041,872

MORTGAGE BANKING	2006	2005	2004
REVENUES:
Interest income	$41,219,970	$24,331,218	$6,591,458
Purchase discount earned	237,144	459,742	597,841
Gain on sale of originated loans	1,871,633	1,276,566	1,444,037
Gain on sale of other real estate owned	173,989	34,181	93,397
Other	3,372,000	1,263,883	232,089
Total revenues	46,874,736	27,365,590	8,958,822

OPERATING EXPENSES:
Interest expense	33,960,553	16,727,093	3,265,066
Collection, general and administrative	5,718,053	2,875,994	1,641,152
Provision for loan losses	204,508	1,004,388	335,530
Amortization of deferred financing costs	1,970,040	1,123,187	334,651
Depreciation	291,065	221,062	114,342
Total operating expenses	42,144,219	21,951,724	5,690,741

INCOME BEFORE PROVISION FOR INCOME TAXES	$4,730,517	$5,413,866	$3,268,081

OTHER SELECTED SEGMENT RESULTS
CONSOLIDATED ASSETS:
Portfolio asset acquisition and resolution	$1,207,914,463	$927,465,879	$746,358,189
Mortgage banking	460,443,536	405,326,813	137,234,053
Consolidated assets	$1,668,357,999	$1,332,792,692	$883,592,242

TOTAL ADDITIONS TO BUILDING, FURNITURE AND FIXTURES:
Portfolio asset acquisition and resolution	$539,180	$3,291,282	$372,011
Mortgage banking	311,252	525,053	155,574
Consolidated additions to building, furniture and fixtures	$850,432	$3,816,335	$527,585

CONSOLIDATED REVENUE:
Portfolio asset acquisition and resolution	$116,878,349	$94,033,624	$68,232,236
Mortgage banking	46,874,736	27,365,590	8,958,822
Consolidated revenue	$163,753,085	$121,399,214	$77,191,058

CONSOLIDATED NET (LOSS)/INCOME:
Portfolio asset acquisition and resolution	$(4,457,433)	$4,889,417	$6,601,844
Mortgage banking	2,696,395	2,979,358	1,764,764
Consolidated net (loss)/income	$(1,761,038)	$7,868,775	$8,366,608

10.  CERTAIN CONCENTRATIONS

The following table summarizes percentages of total principal balances by the geographic location of properties securing the loans in our portfolio consisting of notes receivable, loans held for investment and loans held for sale at December 31, 2006 and December 31, 2005:

	December 31,
Location	2006	2005
California	12.61%	5.97%
New York	11.01%	11.07%
New Jersey	9.43%	9.98%
Florida	6.92%	6.37%
Texas	4.82%	4.24%
Pennsylvania	4.54%	4.83%
Ohio	4.31%	5.84%
Illinois	3.71%	2.63%
Michigan	3.15%	2.87%
Maryland	3.00%	2.00%
All Others	36.50%	44.20%
	100.00%	100.00%

Such real estate mortgage loans held are collateralized by real estate with a concentration in these states. Accordingly, the collateral value of a substantial portion of the Company’s real estate mortgage loans held and real estate acquired through foreclosure is susceptible to changes in market conditions in these states. In the event of sustained adverse economic or housing price conditions, it is possible that the Company could experience a negative impact in its ability to collect on existing real estate mortgage loans held, or liquidate foreclosed assets in these states, which could impact the Company’s related loan loss estimates.

Financing - Substantially all of the Company’s existing debt and available credit facilities are with one financial institution. The Company’s purchases of new portfolios and financing of its mortgage banking operations are contingent upon the continued availability of these credit facilities.

11.  COMMITMENTS AND CONTINGENCIES

Operating Leases - During 2005, the Company entered into two operating lease agreements for corporate office space, which contain provisions for future rent increases, rent-free periods, or periods in which rent payments are reduced (abated). The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Accrued expenses,” which is included in “Accounts payable and accrued expenses” on the balance sheets. Rent expenses for 2006, 2005 and 2004 were $1,029,781, $1,696,089 (inclusive of $718,041 of lease termination costs) and $564,082, respectively.

The combined future minimum lease payments as of December 31, 2006 are as follows:

Year Ended	Amount
2007	$1,350,229
2008	1,311,395
2009	1,339,716
2010	1,243,174
2011	1,377,692
Thereafter	2,755,420
$9,377,626

Substantially all of the Company’s office equipment is leased under multiple operating leases. The combined future minimum lease payments as of December 31, 2006 are as follows:

Year Ended	Amount
2007	$161,716
2008	149,851
2009	82,972
2010	11,134
$405,673

Capital Leases - The Company entered into a lease for office furniture for its new corporate office in Jersey City under an agreement that is classified as a capital lease. The cost of the furniture under this capital lease is included on the balance sheets as “Building, furniture and equipment” and was $916,890 at December 31, 2006. Accumulated amortization of the leased furniture at December 31, 2006 was $259,786. Amortization of assets under capital leases is included in depreciation expense.

The combined future minimum lease payments required under the capital lease as of December 31, 2006 are as follows:

Year Ended	Amount
2007	$220,635
2008	220,635
2009	220,635
2010	128,671
790,576

Less amounts representing interest	(111,728)
$678,848

Legal Actions - The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s financial statements.

Certain whole-loan sale contracts include provisions requiring the Company to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan after the date of sale. In addition, the purchaser may require that the Company refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid in full within a certain amount of time from the date of sale. The Company records a provision for estimated repurchases and premium recapture on loans sold, which is charged to gain on sale of loans.

At December 31, 2006, the Company had a remaining potential repurchase obligation of $25.6 million. The Company reserved $213,000 for the reversal of the estimated gain that relates to this repurchase obligation.

12.  RELATED PARTY TRANSACTIONS

The Company subleased approximately 2,500 square feet of office space on the 5th floor at Six Harrison Street in New York, New York, from RMTS Associates, LLC, of which Thomas J. Axon, the Company’s Chairman and President, owns 80%. Pursuant to the lease, the Company paid RMTS rent of approximately $48,200 in 2005 and $51,500 in 2004. This lease was terminated on August 31, 2005.

On May 12, 2005, the Company entered into a Termination Agreement (the “Six Harrison Termination Agreement”) by and among RMTS, LLC, a New York limited liability company of which Mr. Axon owns 80% (the “Sublessor”), James Thomas Realty, a New York limited liability corporation (the “Landlord”) of which Mr. Axon owns 90% and Frank B. Evans, Jr., a member of the Company’s Board of Directors, owns 10%, and the Company. Under the Six Harrison Termination Agreement, the Landlord and the Sublessor agreed, in connection with the Company’s planned relocation of operations to Jersey City, New Jersey, to the early termination of the Company’s sublease for approximately 2,500 square feet of office space at Six Harrison Street in New York, New York, which was due to expire in August 2009, in consideration of the Company’s payment of $125,000 to the Landlord.

The Company leased approximately a total of 7,400 square feet of office space at 185 Franklin Street in New York, New York from 185 Franklin Street Development Associates, a limited partnership, of which 185 Franklin Street Development Corp., which is wholly-owned by Mr. Axon, is the general partner. Pursuant to the sublease, the Company paid 185 Franklin Street Development Associates rent of $19,500 per month in 2005 and 2004. These leases were also terminated on August 31, 2005.

On May 12, 2005, the Company entered into a Termination Agreement (the “185 Franklin Termination Agreement”) with 185 Franklin Street Development Associates L.P., a New York limited partnership (the “185 Franklin Lessor”), the general partner of which is owned by an entity that is owned by Mr. Axon. Pursuant to the termination agreement, the 185 Franklin Lessor agreed, in connection with the Company’s planned relocation of operations to Jersey City, New Jersey, to the early termination of the Company’s leases for approximately 7,400 square feet of office space at 185 Franklin Street in New York, New York, which were due to expire on dates ranging from February 2008 through October 2008, in consideration of the Company’s payment of $462,859 to the 185 Franklin Lessor.

At December 31, 2006 and 2005, respectively, the Company had an outstanding receivable from an affiliate, RMTS Associates of $234,069 and $245,915. This receivable represents various operating expenses that are paid by the Company and then reimbursed by RMTS.

On February 13, 2006, Tribeca entered into a lease agreement with 18 Harrison Development Associates, an entity controlled by Thomas J. Axon, to lease approximately 950 square feet on the 5th floor at 18 Harrison Street, New York, New York for use as additional office space. The term of the lease is through February 12, 2007, at approximately $4,880 per month, and the option to extend the lease for an additional period of one year at a rate of approximately $5,124 per month was exercised.

During 2006, the Company entered into a month-to-month agreement with its Chairman and President, Thomas J. Axon, for use of a condominium apartment unit at 300 Albany Street in New York, New York for corporate housing. The Company paid $27,000 under this agreement in 2006.

13.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

Consolidated Statements of Income

	2006 Quarters
	Fourth	Third	Second	First
Revenues:
Interest income	$37,286,388	$35,855,704	$35,272,864	$33,442,311
Purchase discount earned	2,061,454	2,660,711	2,223,710	1,978,963
Gain on sale of notes receivable	-	94,862	-	69,049
Gain on sale of originated loans	185,113	1,349,724	170,924	165,872
Gain on sale of other real estate owned	606,483	70,056	440,741	801,542
Prepayment penalties and other income	2,040,694	2,435,600	2,335,115	2,205,205
Total revenues	42,180,132	42,466,657	40,443,354	38,662,942

Operating Expenses:
Interest expense	31,189,160	29,494,108	27,898,497	24,491,567
Collection, general and administrative	9,484,646	10,420,831	10,432,793	7,947,880
Provision for loan losses	3,009,952	1,709,165	3,162,146	1,869,130
Amortization of deferred financing costs	979,524	1,550,790	1,130,415	908,015
Depreciation	314,071	286,616	251,613	311,705
Total expenses	44,977,353	43,461,510	42,875,464	35,528,297

(Loss)/income before provision for income taxes	(2,797,221)	(994,853)	(2,432,110)	3,134,645
Income tax (benefit)/provision	(1,202,802)	(430,898)	(1,042,698)	1,347,897
Net (loss)/income	$(1,594,419)	$(563,955)	$(1,389,412)	$1,786,748

Net (loss)/income per common share:
Basic	$(0.20)	$(0.07)	$(0.18)	$0.24
Diluted	$(0.20)	$(0.07)	$(0.18)	$0.22

	2005 Quarters
	Fourth	Third	Second	First
Revenues:
Interest income	$27,627,833	$24,563,184	$23,978,328	$22,877,198
Purchase discount earned	2,948,606	3,146,839	2,867,795	2,251,481
Gain on sale of notes receivable	-	644,985	665,902	-
Gain on sale of originated loans held for sale	140,427	229,906	578,306	327,927
Gain on sale of other real estate owned	566,660	535,308	400,402	255,981
Prepayment penalties and other income	1,994,340	1,753,121	1,655,273	1,389,412
Total revenues	33,277,866	30,873,343	30,146,006	27,101,999

Operating Expenses:
Interest expense	20,552,831	18,283,805	16,313,059	13,180,270
Collection, general and administrative	7,237,316	6,874,657	7,909,409	6,678,751
Provision for loan losses	1,414,039	1,080,155	1,052,714	1,198,218
Amortization of deferred financing costs	1,166,408	1,233,089	1,012,734	692,987
Depreciation	297,299	365,170	209,353	205,474
Total expenses	30,667,893	27,836,876	26,497,269	21,955,700

Income before provision for income taxes	2,609,973	3,036,467	3,648,737	5,146,299
Provision for income taxes	1,141,583	1,381,029	1,678,919	2,371,170
Net income	$1,468,390	$1,655,438	$1,969,818	$2,775,129

Net income per common share:
Basic	$0.20	$0.23	$0.33	$0.46
Diluted	$0.18	$0.22	$0.29	$0.42

14.  SUBSEQUENT EVENTS

On February 14, 2007, Tribeca entered into a definitive agreement with The New York Mortgage Company, LLC (“NYMC”) to acquire its wholesale mortgage origination operation, which includes offers of employment to approximately 60 sales and processing personnel located in Bridgewater, New Jersey. The acquisition was effective on February 22, 2007.

Tribeca paid $485,000 for the associated fixed assets and intellectual property and assumed the lease obligation for the Bridgewater office facility. In addition, Tribeca took over the existing pipeline of “Alt-A” loans as of the closing of the transaction. Tribeca will pay NYMC 50 basis points for each loan in the acquired pipeline that is closed by Tribeca within 90 days of the effective date of the acquisition. Tribeca did not purchase any closed loans or other assets from NYMC, nor assume any liabilities other than the Bridgewater lease.

On January 21, 2007, the Company repurchased $17.2 million of Liberty loans previously sold to investors. The Company recorded a liability at December 31, 2006 for a reserve for the estimated losses of $444,000.