Form 10-Q
period 2007-03-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2007-05-15
CIK 831246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number U    0-17771

FRANKLIN CREDIT MANAGEMENT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	75-2243266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 10, 2007: 8,025,295

FRANKLIN CREDIT MANAGEMENT CORPORATION

FORM 10-Q

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
Cash and cash equivalents	$6,735,515	$3,983,104
Restricted cash	36,272,555	32,689,154
Short-term investments	20,550,956	20,311,193
Notes Receivable:
Principal	1,223,688,459	1,174,039,567
Purchase discount	(12,244,539)	(12,423,746)
Allowance for loan losses	(49,155,945)	(52,424,375)
Net notes receivable	1,162,287,975	1,109,191,446

Originated loans held for sale	16,504,244	4,114,284
Originated loans held for investment, net	440,573,798	422,682,795
Accrued interest receivable	21,872,293	22,010,027
Other real estate owned	25,598,245	22,977,725
Deferred financing costs, net	10,850,809	10,622,961
Other receivables	7,567,539	6,614,386
Building, furniture and equipment, net	4,166,410	3,715,908
Income tax receivable	10,050,776	8,594,119
Other assets	983,270	850,897
Total assets	$1,764,014,385	$1,668,357,999

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, net of debt discount of $472,660 at March 31, 2007 and $515,799 at December 31, 2006	$1,608,461,012	$1,520,217,264
Financing agreements	83,541,677	55,962,315
Accounts payable and accrued expenses	22,603,553	22,875,527
Repurchase obligation	-	18,094,061
Deferred tax liability	3,686,626	3,655,483
Total liabilities	1,718,292,868	1,620,804,650

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 3,000,000; issued - none	-	-
Common stock and additional paid-in capital, $.01 par value, 22,000,000 authorized shares; issued and outstanding: 8,025,295 at March 31, 2007 and 8,025,295 at December 31, 2006	22,837,024	22,715,180
Retained earnings	22,884,493	24,838,169
Total stockholders’ equity	45,721,517	47,553,349

Total liabilities and stockholders’ equity	$1,764,014,385	$1,668,357,999

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Revenues:
Interest income	$38,903,935	$33,442,311
Purchase discount earned	1,413,558	1,978,963
Gain on sale of notes receivable	-	69,049
Gain on sale of originated loans	3,039	165,872
Gain on sale of other real estate owned	121,175	801,542
Prepayment penalties and other income	2,099,980	2,205,205
Total revenues	42,541,687	38,662,942

Operating Expenses:
Interest expense	31,559,804	24,491,567
Collection, general and administrative	8,893,445	7,947,880
Provision for loan losses	4,333,464	1,869,130
Amortization of deferred financing costs	775,835	908,015
Depreciation	347,546	311,705
Total expenses	45,910,094	35,528,297

(Loss)/income before provision for income taxes	(3,368,407)	3,134,645
Income tax (benefit)/expense	(1,414,731)	1,347,897
Net (loss)/income	$(1,953,676)	$1,786,748

Net (loss)/income per common share:
Basic	$(0.25)	$0.24
Diluted	$(0.25)	$0.22

Weighted average number of shares outstanding:
Basic	7,930,462	7,516,670
Diluted	7,930,462	8,001,749

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

	Common Stock and Additional Paid-in Capital
	Shares	Amount	Retained Earnings	Total
BALANCE, JANUARY 1, 2007	8,025,295	$22,715,180	$24,838,169	$47,553,349

Stock-based compensation	-	121,844	-	121,844
Net (loss)	-	-	(1,953,676)	(1,953,676)

BALANCE, MARCH 31, 2007	8,025,295	$22,837,024	$22,884,493	$45,721,517

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(1,953,676)	$1,786,748
Adjustments to reconcile income to net cash provided by/(used in) operating activities:
Gain on sale of notes receivable	-	(69,049)
Gain on sale of other real estate owned	(121,175)	(801,542)
Gain on sale of originated loans	(3,041)	(165,872)
Depreciation	347,546	311,705
Amortization of deferred costs and fees on originated loans	202,251	21,660
Amortization of deferred financing costs	775,835	908,015
Amortization of debt discount and success fees	43,141	286,576
Non-cash compensation	121,844	148,758
Proceeds from the sale of and principal collections on loans held for sale	5,231,263	7,217,309
Deferred tax provision	31,145	277,753
Purchase discount earned	(1,413,558)	(1,978,963)
Provision for loan losses	4,333,464	1,869,130
Origination of loans held for sale	(17,345,360)	(4,781,950)
Changes in operating assets and liabilities:
Accrued interest receivable	137,734	(116,930)
Other receivables	(953,153)	1,037,585
Income tax receivable	(1,456,658)	-
Other assets	(132,374)	(289,685)
Accounts payable and accrued expenses	(271,972)	645,641
Net cash (used) in/provided by operating activities	(12,426,744)	6,306,889

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(3,583,401)	(11,605,746)
Purchase of notes receivable	(125,386,390)	(95,907,234)
Principal collections on notes receivable	61,039,166	68,050,038
Principal collections on loans held for investment	52,786,302	44,443,779
Origination of loans held for investment	(73,818,177)	(99,642,068)
Investment in short-term securities	(239,762)	(1,074,897)
Proceeds from sale of other real estate owned	8,497,239	8,347,640
Proceeds from sale of notes receivable	-	84,553
Purchase of building, furniture and equipment	(798,047)	(149,852)
Net cash used in investing activities	(81,503,070)	(87,453,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	207,419,884	204,983,359
Principal payments of notes payable	(119,219,279)	(113,824,675)
Proceeds from financing agreements	119,415,324	105,217,323
Principal payments of financing agreements	(91,835,960)	(114,242,219)
Repurchase obligation	(18,094,061)	-
Payment of deferred financing costs	(1,003,683)	(1,288,539)
Exercise of options	-	27,500
Net cash provided by financing activities	96,682,225	80,872,749

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,752,411	(274,149)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,983,104	3,886,506
CASH AND CASH EQUIVALENTS, END OF YEAR	$6,735,515	$3,612,357

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$31,284,167	$20,883,979
Cash payments for taxes	$10,781	$1,388,218

NON-CASH INVESTING AND FINANCING ACTIVITY:
Transfer of loans from held for sale to loans held for investment	$-	$443,623
Transfer from notes receivable and loans held for investment to OREO	$10,996,584	$12,235,621

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS

Overview

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

From inception through March 31, 2007, we had purchased and originated in excess of $4.14 billion in mortgage loans. As of March 31, 2007, we had total assets of $1.76 billion and our portfolios of notes receivable, loans held for investment, and loans held for sale net, totaled $1.62 billion.

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

We refer to the S&D loans we acquire as “notes receivable.” In the first quarter of 2007, we purchased notes receivable with an aggregate unpaid principal balance of $146.3 million at an aggregate purchase price equal to 86% of the face amount of the notes.

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

During the first quarter of 2007, we originated $91.2 million in subprime mortgage loans, 83% of which were adjustable-rate (fixed-rate for the first two years) loans. We originated approximately 33% of our mortgage loans on a retail basis, compared with 67% in the first quarter of 2006, and the remainder through our wholesale network of mortgage brokers. We hold the majority of mortgages we originate in our portfolio and sell the remainder for cash in the whole-loan market, depending on market conditions and our own portfolio goals.

In February 2007, Tribeca acquired a wholesale mortgage origination operation, which included the employment of 59 sales and processing personnel located in Bridgewater, New Jersey.

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

From time to time, we sell a portion of the Tribeca loan originations for cash on a whole-loan, servicing-released basis. Certain whole-loan sale contracts include provisions requiring the Company to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan after the date of sale. In addition, the purchaser may require that the Company refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid in full within a certain amount of time from the date of sale.

In the first quarter of 2007, the Company repurchased $20.4 million of Liberty Loans previously sold to investors. The Company had potential remaining repurchase obligations, for the reasons described above in respect to Liberty Loans sold on or before March 31, 2007, of less than $10.0 million at March 31, 2007.

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

Financing

We have historically financed both our acquisitions of mortgage loan portfolios and our loan originations through various long and short-term borrowing arrangements with Sky Bank, the banking affiliate of Sky Financial Group, Inc., an $18 billion regional publicly-held bank holding company headquartered in Bowling Green, Ohio, and its predecessors (collectively referred to as “Sky”). We have had a strong relationship with Sky since the early 1990s. In December 2006, Sky and Huntington Bancshares Inc. announced a pending merger, expected to close in the third quarter of 2007, pending regulatory and shareholder approvals. The combined bank, which will be the successor to our credit facilities provided by Sky, would have approximately $54 billion in assets and will be the 24th largest bank holding company headquartered in the United States.

In October 2004, we consolidated all of our arrangements with Sky relating to the term funding of loan acquisitions under a Master Credit and Security Agreement (referred to as “Master Credit facility”). Under this Master Credit Facility, which has been extended to June 30, 2007, we request loans to finance the purchase of pools of residential mortgage loans or refinance existing outstanding loans. In connection with our continued business expansion, Sky has arranged for additional financial institutions to participate under our master credit facility. In August 2006, we entered into a $40 million revolving warehouse agreement (referred to as “Flow Warehouse”) with Sky and a participant to accumulate loans acquired on a flow basis prior to aggregating such loans into term debt under the Master Credit Facility. Prior to August 2006, loan acquisitions acquired on a flow basis were funded directly under the Master Credit Facility. Our borrowings under the Flow Warehouse and Master Credit Facility are secured by a first priority lien on the mortgage loans financed by the proceeds of our borrowings.

To finance the loans it originates, in October 2005, Tribeca entered into a Warehousing Credit and Security Agreement (referred to as “Tribeca Warehouse Facility” or “Tribeca Warehousing Agreement”) with Sky and a participant in order to accumulate loans originated prior to aggregating such loans into term debt under a separate master credit and security agreement with Sky. This warehousing agreement is a revolving commitment for $60 million. The maturity date of this warehouse commitment was extended to June 30, 2007. In the first quarter of 2006, Tribeca and certain of its subsidiaries entered into a Master Credit and Security Agreement (referred to as “Tribeca Master Credit Facility”) with Sky pursuant to which Tribeca may borrow term funds to finance originated loans temporarily financed under its Warehouse Facility. In the first quarter of 2006, Tribeca also entered into a $100 million Master Credit and Security Agreement with BOS (USA) Inc., an affiliate of the Bank of Scotland; $98 million under this facility was used to consolidate and refinance term loans previously made to Tribeca by Sky.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods.

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates of the Company are the allowance for loan losses, the allocation of discount between accretable and nonaccretable, and income taxes. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility and credit exposure. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions may occur which could cause actual results to differ materially. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The operating and financial results for interim periods reported are not necessarily indicative of the results that may be expected for the full year.

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

The following table sets forth certain information relating to the activity in the accretable and nonaccretable discounts, which are shown as a component of notes receivable principal on the balance sheet, in accordance with SOP 03-3 for the periods indicated:

	Three Months Ended March 31,
	2007	2006
UAccretable DiscountU
Balance, beginning of period	$12,842,755	$11,360,617
New Acquisitions	29,080	2,545,873
Accretion	(722,759)	(863,381)
Transfers from nonaccretable	4,163,501	1,371,683
Net reductions relating to loans sold	-	-
Net reductions relating to loans repurchased	-	(2,189)
Other	(1,372)	41,845
Balance, end of period	$16,311,205	$14,454,448

UNonaccretable DiscountU
Balance, beginning of period	$60,531,503	$23,981,013
New Acquisitions	20,879,024	5,374,531
Transfers to accretable	(4,163,501)	(1,371,683)
Net reductions relating to loans sold	-	(7,885)
Net reductions relating to loans repurchased	(153,267)	(6,873)
Net reduction relating to loans charged off	(2,085,241)	-
Other, loans transferred to OREO	(1,225,980)	(452,170)
Balance, end of period	$73,782,538	$27,516,933

The Company purchased $146,296,402 of loans subject to SOP 03-3 during the three months ended March 31, 2007. The outstanding balance of notes receivable subject to SOP 03-3 at March 31, 2007 was $965,818,343.

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

•  Stock Options - The Company awarded stock options to certain officers and directors under the Franklin Credit Management Corporation 1996 Stock Incentive Plan (the “Plan”) as amended. The Compensation Committee of the Board of Directors (the “Compensation Committee”) determines which eligible employees or directors will receive awards, the types of awards to be received, and the terms and conditions thereof.

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

A summary of the status of the Company’s stock option awards as of March 31, 2007 and changes during the three month period then ended is presented below:

	Shares	Weighted Average Exercise	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, January 1, 2007	355,000	$3.38	5.41 years	$1,014,560

Options activity	-	-	-	-

Balance, March 31, 2007	355,000	3.38	5.16 years	993,960

Options exercisable at March 31, 2007	355,000	$3.38		$993,960

There were no stock option awards granted during the three month period ended March 31, 2007.

As of March 31, 2007, all of the stock options were vested and related compensation cost was fully recognized. The compensation cost recognized in income was $89,406 and $56,696 for the three months ended March 31, 2007 and 2006, respectively.

At March 31, 2007, the Company had 10,000 warrants outstanding at an exercise price of $5.00.

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

A summary of the status of the Company’s restricted stock awards as of March 31, 2007 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2007	95,000	$8.36

Vested	(10,000)	10.36
Forfeited	-	-

Non-vested balance, March 31, 2007	85,000	$8.12

As of March 31, 2007, there was $667,454 of unrecognized compensation cost related to the Company’s restricted stock awards, which will be recognized over a period of 2.71 years.

Operating Segments - SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets. The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires performing, reperforming or nonperforming notes receivable and promissory notes from financial institutions and mortgage and finance companies, and services and collects such notes receivable through enforcement of terms of the original note, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage banking segment originates or purchases, subprime residential mortgage loans from individuals whose credit histories, income and other factors cause them to be classified as subprime borrowers.

The Company’s management evaluates the performance of each segment based on profit or loss from operations before unusual and extraordinary items and income taxes.

	Three Months Ended March 31,
	2007	2006
CONSOLIDATED REVENUE:
Portfolio asset acquisition and resolution	$32,029,363	$27,943,632
Mortgage banking	10,512,324	10,719,310
Consolidated revenue	$42,541,687	$38,662,942

CONSOLIDATED NET INCOME:
Portfolio asset acquisition and resolution	$(1,559,886)	$787,448
Mortgage banking	(393,790)	999,300
Consolidated net income	$(1,953,676)	$1,786,748

	March 31, 2007	December 31, 2006
CONSOLIDATED ASSETS:
Portfolio asset acquisition and resolution	$1,268,269,751	$1,207,914,463
Mortgage banking	495,744,634	460,443,536
Consolidated assets	$1,764,014,385	$1,668,357,999

Recent Accounting Pronouncements - In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the impact the adoption of this statement may have on its consolidated financial statements.

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

On July 13, 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions, requiring recognition in our financial statements. Our evaluation was performed for the tax years ended 2003 through 2006, which remain open to examination by major tax jurisdictions to which we are subject as of March 31, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Should we receive an assessment for interest and/or penalties, it would be classified in the financial statements as collection, general and administrative expenses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Safe Harbor Statements. Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in forward-looking statements made by the Company. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, and changes in the level of growth in the finance and housing markets; (ii) the status of the Company’s relations with the Company’s principal lender and such lender’s willingness to extend credit to the Company; (iii) the availability for purchases of additional loans; (iv) the availability of subprime borrowers for the origination of additional loans; (v) changes in the statutes or regulations applicable to the Company’s business or in the interpretation and enforcement thereof by the relevant authorities; (vi) the status of the Company’s regulatory compliance; and (vii) other risks detailed from time to time in the Company’s SEC reports and filings. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company’s filings with the Securities and Exchange Commission, including, but not limited to, those factors discussed under the captions “Risk Factors,” “Interest Rate Risk” and “Real Estate Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Quarterly Reports on Form 10-Q, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Application of Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2 to the December 31, 2006 consolidated financial statements filed on Form 10-K. We have identified notes receivable and income recognition, discounts on acquired loans, allowance for loan losses, originated loans held for sale, originated loans held for investment, and other real estate owned as the Company’s most critical accounting policies and estimates. The following discussion and analysis of financial condition and results of operations is based on the amounts reported in our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In preparing the consolidated financial statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on our consolidated financial statements. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time.

Portfolio Characteristics

Overall Portfolio

At March 31, 2007, our portfolio (excluding OREO) consisted of $1.31 billion of notes receivable (inclusive of purchase discount not reflected on the face of the balance sheet), $444.9 million of loans held for investment and $16.3 million of loans held for sale. Our total loan portfolio grew 7% to $1.78 billion as of March 31, 2007, from $1.66 billion at December 31, 2006. Not boarded loans represent loans serviced by the seller on a temporary basis. The following table sets forth information regarding the types of properties securing our loans.

UProperty TypesU	UPrincipal BalanceU	Percentage of Total UPrincipal BalanceU

Residential 1-4 family	$1,473,500,509	83.01%
Condos, co-ops, PUD dwellings	200,050,036	11.27%
Manufactured and mobile homes	21,283,276	1.20%
Multi-family	1,134,583	0.06%
Secured, property type unknown(1)	37,518,617	2.11%
Commercial	2,471,943	0.14%
Unsecured loans	25,163,369	1.42%
Other	598,549	0.03%
Not boarded(2)	13,427,474	0.76%
Total	$1,775,148,356	100.00%
__________________

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.
(2)	A portion of not boarded loans has been included in the appropriate property type categories based on available information provided by the servicer-seller. The total amount of not boarded loans was $73.0 million at March 31, 2007.

Geographic Dispersion. The following table sets forth information regarding the geographic location of properties securing the loans in our portfolio at March 31, 2007:

ULocationU	UPrincipal BalanceU	Percentage of Total UPrincipal BalanceU
California	$222,358,671	12.53%
New York	192,143,354	10.82%
New Jersey	173,929,031	9.80%
Florida	135,860,457	7.65%
Texas	84,248,801	4.75%
Pennsylvania	77,465,016	4.36%
Ohio	73,315,043	4.13%
Michigan	61,812,854	3.48%
Illinois	61,701,916	3.47%
Maryland	54,440,879	3.07%
All Others	624,444,860	35.18%
Not Boarded*	13,427,474	0.76%
Total	$1,775,148,356	100.00%
__________________

*
A portion of not boarded loans has been included in the appropriate states based on available information provided by the servicer-seller. The total amount of not boarded loans was $73.0 million at March 31, 2007.

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

		March 31, 2007
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 - 30 days	$1,013,493,945	57.09%	$1,159,305,946	65.31%
Delinquent	31 - 60 days	82,342,837	4.64%	51,271,485	2.89%
	61 - 90 days	56,476,615	3.18%	23,656,433	1.33%
	90+ days	178,831,781	10.08%	96,911,314	5.46%

UBankruptcyU	0 - 30 days	35,063,745	1.98%	98,410,653	5.54%
Delinquent	31 - 60 days	7,154,753	0.40%	7,120,326	0.40%
	61 - 90 days	6,785,534	0.38%	4,020,254	0.23%
	90+ days	107,104,713	6.03%	46,557,512	2.62%

UForeclosureU	0 - 30 days	891,504	0.05%	12,871,037	0.73%
Delinquent	31 - 60 days	1,100,125	0.06%	2,613,114	0.15%
	61 - 90 days	2,005,989	0.12%	3,222,596	0.18%
	90+ days	210,891,786	11.88%	196,182,657	11.05%

Not Boarded*		73,005,029	4.11%	73,005,029	4.11%
	Total	$1,775,148,356	100.00%	$1,775,148,356	100.00%
Total loans	0 - 30 days	$1,049,449,194	59.12%	$1,270,587,636	71.58%
__________________

*	Not boarded represents recently acquired loans serviced by the seller on a temporary basis.

		December 31, 2006
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 - 30 days	$961,563,124	57.91%	$1,096,675,851	66.04%
Delinquent	31 - 60 days	89,662,792	5.40%	57,397,832	3.46%
	61 - 90 days	12,558,911	0.76%	20,572,952	1.24%
	90+ days	195,922,320	11.80%	85,060,512	5.12%

Bankruptcy	0 - 30 days	38,276,181	2.31%	101,649,384	6.12%
Delinquent	31 - 60 days	8,523,006	0.51%	6,957,591	0.42%
	61 - 90 days	3,231,686	0.19%	2,920,336	0.18%
	90+ days	104,883,243	6.32%	43,386,805	2.61%

Foreclosure	0 - 30 days	622,379	0.04%	8,371,118	0.50%
Delinquent	31 - 60 days	214,085	0.01%	1,789,362	0.11%
	61 - 90 days	244,283	0.02%	2,593,268	0.16%
	90+ days	208,091,113	12.53%	196,418,112	11.83%

Not Boarded(1)		36,687,620	2.21%	36,687,620	2.21%
	Total(2)	$1,660,480,743	100.00%	$1,660,480,743	100.00%
Total loans	0 - 30 days	$1,000,461,684	60.25%	$1,206,696,353	72.67%
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

Notes Receivable Portfolio

At March 31, 2007, our notes receivable portfolio, which consists of purchased loans, included approximately 29,993 loans with an aggregate unpaid principal balance (“UPB”) of $1.31 billion and a net UPB of $1.17 billion (after allowance for loan losses of $49.2 million), compared with approximately 29,460 loans with an aggregate UPB of $1.25 billion and a net UPB of $1.12 billion (after allowance for loan losses of $52.4 million) as of December 31, 2006. Impaired loans comprise and will continue to comprise a significant portion of our portfolio. Many of the loans we acquire are impaired loans at the time of purchase. We generally purchase such loans at significant discounts and have considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income is not accrued on impaired loans, interest and fees are received on a portion of loans classified as impaired. The following table provides a breakdown of the notes receivable portfolio by year:

	March 31, 2007	December 31, 2006
Performing loans	$997,635,264	$866,296,721
Allowance for loan losses	5,048,197	7,745,261
Nonaccretable discount*	39,126,065	29,536,412
Total performing loans, net of allowance for loan losses and nonaccretable discount	953,461,002	829,015,048

Impaired loans	243,141,910	251,210,748
Allowance for loan losses	44,107,748	44,679,114
Nonaccretable discount*	21,621,878	19,892,190
Total impaired loans, net of allowance for loan losses and nonaccretable discount	177,412,284	186,639,444

Not yet boarded onto servicing system	73,005,029	129,906,356
Nonaccretable discount*	13,034,595	11,102,901
Not yet boarded onto servicing system, net of allowance for loan losses and nonaccretable discount	59,970,434	118,803,455
Total notes receivable, net of allowance for loan losses and nonaccretable discount	1,190,843,720	1,134,457,947

Accretable discount*	16,311,205	12,842,755

Total Notes Receivable, net of allowance for loan losses and accretable/nonaccretable discount	$1,174,532,515	$1,121,615,192
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

The following table provides a breakdown of the balance of our portfolio of notes receivable between fixed-rate and adjustable-rate loans, net of allowance for loan losses and excluding loans purchased but not yet boarded onto our servicing operations system as of March 31, 2007 of $73,005,029 and $129,906,356 as of December 31, 2006, respectively.

	March 31, 2007	December 31, 2006
Performing Loans:
Fixed rate	$861,075,127	$755,334,985
Adjustable rate	131,511,940	103,216,474
Total Performing Loans	$992,587,067	$858,551,459

Impaired Loans:
Fixed rate	$164,191,490	$169,586,108
Adjustable rate	34,842,672	36,945,527
Total Impaired Loans	$199,034,162	$206,531,635
Total Notes	$1,191,621,229	$1,065,083,094

Accretable discount	$16,311,205	$12,842,755
Nonaccretable discount	$60,747,943	$49,428,602
Total Notes Receivable, net of allowance for loan losses, excluding loans not boarded onto servicing systems	$1,114,562,081	$1,002,811,737

Loan Acquisitions

We purchased over $146.3 million in assets (principally residential single-family loans) during the first quarter of 2007, compared with approximately $103.8 million in assets (principally residential single-family loans secured by second liens) during the first quarter of 2006. Approximately $76.2 million of the loans purchased in the first quarter of 2007 were secured by first liens. The following table sets forth the amounts and purchase prices of our mortgage loan acquisitions during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Number of loans	2,114	2,538
Aggregate unpaid principal balance at acquisition	$146,296,402	$103,827,616
Purchase price	$125,386,390	$95,907,234
Purchase price percentage	86%	92%
Percentage of 1st liens	52%	15%
Percentage of 2nd liens	48%	85%

Notes Receivable Dispositions

In the ordinary course of our loan servicing process and through the periodic review of our portfolio of purchased loans, there are certain loans that, for various reasons, we determine to sell. We typically sell these loans on a whole-loan, servicing-released basis, for cash. The following table sets forth our dispositions of purchased loans during the quarters ended March 31, 2007 and March 31, 2006:

	Three Months Ended March 31,
	2007	2006
Sale of Non-Performing Loans
Aggregate unpaid principal balance	$-	$161,149
Gain on sale	$-	$69,049

There were no sales of performing loans in the above periods.

Tribeca’s Loan Originations

The following table sets forth Tribeca’s loan originations, as well as dispositions, during the quarters ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Number of loans originated	380	477
Original principal balance	$91,163,537	$104,775,205
Average loan amount	$239,904	$219,655

Originated as fixed(1)	$15,575,499	$4,064,450
Originated as ARM(2)	$75,588,038	$100,710,755

Number of loans sold	15	24
Aggregate face value	$3,842,462	$6,752,441
Gain on sale	$128,583	$165,872
Gain on sale percentage	3.35%	2.46%
__________________

(1)	Includes $9.9 million of “Alt-A” loans from the pipeline of loans assumed with the acquisition of the wholesale origination unit in February 2007.
(2)	Originated ARM loans are principally fixed-rate for the first two years and six-month adjustable-rate for the remaining term.

Property Types of Originated Loans Held for Investment. At March 31, 2007, Tribeca’s portfolio consisted of $443.6 million of loans originated and held for investment and $16.3 million of loans held for sale. Tribeca’s portfolio of loans held for investment grew 4% to $443.6 million as of March 31, 2007, from $424.6 million at December 31, 2006. The following table sets forth information regarding the types of properties securing Tribeca’s portfolio of loans held for investment.

	Loans Held for Investment at March 31, 2007
UProperty TypesU	UPrincipal BalanceU	Percentage of Total UPrincipal BalanceU
Residential 1-4 family	$415,440,490	93.46%
Condos, co-ops, PUD dwellings	27,059,020	6.09%
Commercial	1,635,944	0.37%
Other	340,750	0.08%
Total	$444,476,204	100.00%

Geographic Dispersion of Originated Loans. The following table sets forth information regarding the geographic location of properties securing all loans originated by Tribeca during the three months ended March 31, 2007 and the aggregate portfolio of loans originated and held for investment at March 31, 2007:

	Loans Originated for Three Months Ended March 31, 2007		Loans Held for Investment at March 31, 2007
Location	Principal Balance	Percentage of Total Principal Balance	Principal Balance	Percentage of Total Principal Balance
New Jersey	$26,831,660	29.43%	$137,614,359	30.96%
New York	26,288,197	28.84%	132,696,868	29.85%
Florida	8,743,535	9.59%	23,525,746	5.29%
Pennsylvania	4,929,375	5.41%	38,618,208	8.69%
Maryland	4,572,100	5.01%	21,371,289	4.81%
Massachusetts	4,370,000	4.79%	26,037,671	5.86%
Virginia	3,324,480	3.65%	14,523,339	3.27%
Connecticut	3,068,400	3.37%	14,870,770	3.35%
California	1,830,500	2.01%	10,149,366	2.28%
North Carolina	1,361,900	1.49%	3,236,473	0.73%
All Others	5,843,390	6.41%	21,832,115	4.91%
Total	$91,163,537	100.00%	$444,476,204	100.00%

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

		March 31, 2007
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 - 30 days	$231,760,797	50.23%	$286,386,661	62.07%
Delinquent	31 - 60 days	24,188,753	5.24%	17,883,929	3.88%
	61 - 90 days	19,486,584	4.23%	4,252,886	0.92%
	90+ days	57,244,033	12.41%	24,156,691	5.24%

UBankruptcyU	0 - 30 days	139,190	0.03%	6,478,176	1.40%
Delinquent	31 - 60 days	55,358	0.01%	993,419	0.22%
	61 - 90 days	477,750	0.10%	889,350	0.19%
	90+ days	20,365,832	4.42%	12,677,185	2.75%

UForeclosure*U	0 - 30 days	264,533	0.06%	4,645,971	1.01%
Delinquent	31 - 60 days	602,462	0.13%	336,760	0.07%
	61 - 90 days	1,455,504	0.31%	1,235,173	0.27%
	90+ days	105,325,358	22.83%	101,429,953	21.98%

	Total	$461,366,154	100.00%	$461,366,154	100.00%
Total loans	0 - 30 days	$232,164,520	50.32%	$297,510,808	64.48%
__________________

*
$107.6 million of loans were in various stages of the foreclosure process; our servicing practice for this portfolio is to move loans into our foreclosure collection process at an early stage of delinquency.

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
__________________

(1)
$103.6 million of loans were in various stages of the foreclosure process; our servicing practice for this portfolio is to move loans into our foreclosure collection process at an early stage of delinquency.

(2)	Excludes $17.2 million of loans sold to investors, which the Company committed to repurchase, that are included on the face of the balance sheet at December 31, 2006.

During 2006, our loans held for investment, principally Liberty Loans, became more seasoned and, as generally anticipated, a significant portion of our Liberty Loans moved into the foreclosure process. At March 31, 2007, $106.6 million of Liberty Loans, or 23% of the portfolio of loans held for investment were in our foreclosure process, compared with $102.7 million, or 25% at December 31, 2006 and $44.7 million, or 12%, at December 31, 2005. Our Servicing department personnel evaluated the collateral of each loan in the foreclosure process for its estimated realizable value, utilizing updated BPOs; the estimated losses on disposition aggregated approximately $675,000 at March 31, 2007. In addition, our experience with Liberty Loans is that a percentage of the loans in the foreclosure process pay off in full,  and that such payoffs include approximately 90% of all unpaid interest due on the loans being repaid at the time of payoff, prior to actual foreclosure sale.

Other Real Estate Owned

The following table sets forth our real estate owned, or OREO portfolio, and OREO sales during the three months ended March 31, 2007 and March 31, 2006:

	Three Months Ended March 31,
	2007	2006
Other real estate owned	$25,598,245	$20,122,886
OREO as a percentage of total assets	1.45%	1.42%
OREO sold	$8,352,780	$7,546,098
Gain on sale	$121,175	$801,542

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Overview. The Company had a net loss of $2.0 million for the first quarter of 2007, compared with net income of $1.8 million for the first quarter of 2006, a decrease of 210%. Revenues increased by 10% to $42.5 million for the three months ended March 31, 2007, from $38.7 million for the three months ended March 31, 2006. The Company had a loss per common share for the three months ended March 31, 2007 of $0.25 both on a diluted and basic basis, compared to earnings per share of $0.22 on a diluted basis and $0.24 on a basic basis for the three months ended March 31, 2006. During the first quarter of 2007, we acquired first and second lien loans with an aggregate face amount of $146.3 million and we originated $91.2 million of subprime 1-4 family residential loans. We increased the size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at March 31, 2007 to $1.64 billion from $1.56 billion at the end of 2006. Correspondingly, our total debt outstanding grew to $1.69 billion at March 31, 2007 from $1.58 billion at December 31, 2006, and from $1.34 billion at March 31, 2006. As a result of the increase of our total debt, and the impact of approximately a 92 basis points rise in short-term interest rates since the beginning of 2006 on our interest-sensitive borrowings, interest expense (inclusive of amortization of deferred financing costs and success fees) increased by $6.9 million, or 27%, during the first quarter of 2007 compared with the same period in 2006. Our average cost of funds during the three months ended March 31, 2007 increased to 7.72% from 7.39% during the three months ended March 31, 2006. At March 31, 2007, the weighted average interest rate of borrowed funds was 7.86%. Collection, general and administrative expenses increased $946,000 or 12%, to $8.9 million during the three months ended March 31, 2007, from $7.9 million for the same period in 2006. The increase in collection, general and administrative expenses reflected for the most part the growth of the Company during the past twelve months, as total assets increased 25% from March 31, 2006. The provision for loan losses increased $2.5 million to $4.3 million in the three months ended March 31, 2007, principally due to higher than expected default rates from certain pools of loans purchased in mid-2004 and estimated lower values on foreclosed properties. Gains on loan sales decreased by $163,000 to $3,000 in the three months ended March 31, 2007, due to a $126,000 mark-to-market adjustment for “Alt-A” loans held for sale. Stockholders’ equity decreased 4% to $45.7 million at March 31, 2007, from $47.6 million at December 31, 2006.

Revenues. Revenues increased by $3.9 million, or 10%, to $42.5 million during the first quarter of 2007, from $38.7 million during the same period in 2006. Revenues include interest income, purchase discount earned, gains on sales of notes receivable, gains on sales of originated loans, gains on sales of OREO and prepayment penalties and other income.

Interest income increased by $5.5 million or 16%, to $38.9 million during the three months ended March 31, 2007 from $33.4 million during the three months ended March 31, 2006. The increase in interest income reflected a 21% increase in the portfolio of gross notes receivable and loans held for investment, partially offset by an increase in non-accrual loans held for investment, during the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Purchase discount earned decreased by $565,000, or 29%, to $1.4 million during the first quarter of 2007 from $2.0 million during the first quarter of 2006. This decrease resulted primarily from less purchase discount available for accretion of discount from portfolios purchased in 2005 and 2006, a lower balance of purchase discount available for accretion from pre-2005 acquisitions and a slower rate of prepayments. We received $61.0 million of principal payments from notes receivable during the three months ended March 31, 2007, compared with $68.0 million of principal payments during the same period in 2006.

There were no gains on sales of notes receivable as the Company did not sell any notes receivable during the three months ended March 31, 2007. The Company realized a gain of $69,000 from sales of $161,000 of non-performing notes receivable during the three months ended March 31, 2006.

Gain on sale of originated loans, which included a negative mark-to-market adjustment of $126,000 on “Alt-A” loans held for sale, decreased by $163,000, or 98%, to $3,000 during the three months ended March 31, 2007, from $166,000 during the three months ended March 31, 2006. The Company sold $5.2 million of originated loans during the three months ended March 31, 2007, compared with $6.8 million of loans during the three months ended March 31, 2006. The average gain on loans sold, exclusive of the mark-to-market adjustment, was 3.35% during the first quarter of 2007 compared with an average gain of 2.46% during the first quarter of 2006. In the first quarter of 2007, the Company suspended its program to sell a portion of newly originated Liberty Loans on a whole-loan, servicing-released basis due to unfavorable market conditions.

Gain on sale of OREO decreased by $680,000, or 85%, to $121,000 during the three months ended March 31, 2007, from $802,000 during the three months ended March 31, 2006. We sold 129 OREO properties with an aggregate carrying value of $8.4 million during the first quarter of 2007, as compared to 133 OREO properties in the aggregate amount of $7.6 million during the first quarter of 2006. The decrease in gain on sale of OREO properties was due in part to the sale of properties in certain parts of the country where housing values have declined.

Prepayment penalties and other income (principally late charges and other servicing fees) decreased by $105,000, or 5%, to $2.1 million during the three months ended March 31, 2007 from $2.2 million during the corresponding period last year. This decrease was primarily due to a somewhat slower rate of loan pay offs in general and fewer pay offs from states where prepayment penalties are allowed, principally of originated loans, during the three months ended March 31, 2007, as compared with the corresponding period in 2006. This decrease was partially offset by increased late charges resulting primarily from the growth in the size of our loan portfolios.

Operating Expenses. Operating expenses increased by $10.4 million, or 29%, to $45.9 million during the first quarter of 2007 from $35.5 million during the same period in 2006. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

Interest expense increased by $7.1 million, or 29%, to $31.6 million during the three months ended March 31, 2007, from $24.5 million during the three months ended March 31, 2006. This increase was the result of the increase in total debt, which was $1.69 billion as of March 31, 2007 as compared with $1.35 billion as of March 31, 2006, reflecting additional borrowings to fund the growth in total assets during this period. In addition, our average cost of funds during the three months ended March 31, 2007 increased to 7.72% from 7.39% during the three months ended March 31, 2006, reflecting the continued rise in short-term interest rates and its impact on our interest-rate sensitive borrowings.

Collection, general and administrative expenses increased by $946,000, or 12%, to $8.9 million during the three months ended March 31, 2007, from $7.9 million during the corresponding period in 2006, principally reflecting the growth of the Company and the increase in total assets, and $513,000 of operating expenses incurred by the wholesale origination unit that the Company acquired in late February 2007. Collection, general and administrative expenses as a percentage of average assets decreased to 2.07% during the three months ended March 31, 2007 from 2.32% during the three months ended March 31, 2006. Salaries and employee benefits expenses increased by $542,000 or 15%, principally reflecting an increase in the number of employees, primarily due to the growth of our Company and the addition of employees added from the acquisition of the wholesale origination unit during the first quarter of 2007. We ended the first quarter of 2007 with 306 employees, which included 62 employees from the acquired wholesale origination unit, as compared to 219 at the end of the first quarter of 2006. The cost of outside services, such as appraisals and title searches, incurred in servicing delinquent loans increased by $261,000 or 122%, to $475,000 during the three months ended March 31, 2007 compared to $213,000 for the three months ended March 31, 2006 due to increases in foreclosure activity as a result of a larger total portfolio of notes receivable and certain loans purchased in various stages of delinquency and foreclosure. Legal fees, principally relating to increased activity with respect to foreclosures, increased by $330,000, or 32%, to $1.4 million from $1.0 million during the same period last year. Professional fees decreased by $63,000, or 10%, to $538,000 from $601,000 due to decreased recruitment fees compared to same period last year. Loan portfolio acquisition costs decreased by $329,000, or 41%, from $793,000 during the three months ended March 31, 2006 due to fewer direct costs associated with both portfolios purchased and portfolios considered for purchase compared to the same period last year. All other general and administrative expenses, including rent, insurance, licenses, maintenance and support for our computer systems, increased by $364,000, which is attributable to the growth of our business.

The provision for loan losses increased by $2.5 million, or 132%, to $4.3 million during the three months ended March 31, 2007, from $1.9 million during the three months ended March 31, 2007. This increase was primarily due to higher than expected default rates experienced in certain pools of loans purchased in mid-2004 and reductions in estimated values on new and existing properties acquired through foreclosure.

Amortization of deferred financing costs decreased by $132,000 or 15%, to $776,000 during the first quarter of 2007 from $908,000 during the first quarter of 2006. This decrease resulted primarily from a slower rate of prepayments on all portfolios of loans, which caused reduced prepayments of borrowed funds, and a reduction of the origination fee charged by our lender to fund portfolio acquisitions. The origination fee for term debt was reduced from 0.75% to 0.50% for loans acquired after June 23, 2006.

Depreciation expenses increased by $36,000, or 11%, to $348,000 in the first quarter of 2007. This increase during the three months ended March 31, 2007 was principally due to $485,000 in fixed assets purchased with the acquisition of the wholesale originations unit and new enhancements to our mortgage origination software.

Our pre-tax income decreased by $6.5 million, or 207%, to a net loss of $2.0 million during the three months ended March 31, 2007, from income of $1.8 million during the three months ended March 31, 2006 for the reasons set forth above.

During the three months ended March 31, 2007, the Company had a tax benefit of $1.5 million, as compared to a tax provision of $1.4 million during the three months ended March 31, 2006. The effective tax rate for the three months ended March 31, 2006 was 43%.

Liquidity and Capital Resources

General

During the first quarter of 2007, we purchased 2,114 loans, consisting primarily of first and second mortgages, with an aggregate face value of $146.3 million at an aggregate purchase price of $125.4 million, or 86% of face value, and we originated $91.2 million of loans. All purchased loans were funded through borrowings under our master credit facility. Originations are initially funded through borrowings under our warehouse facility, and loans originated for portfolio are subsequently funded with term debt under our Tribeca master credit facility after transfer from the warehouse facility. In the first quarter of 2006, Tribeca and certain of its subsidiaries entered into master credit and security agreements with each of our principal lender, Sky Bank, and BOS (USA) Inc., an affiliate of Bank of Scotland, the proceeds of which were used to refinance and consolidate certain term loans with our principal lender.

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

In December 2006, Sky Bank and Huntington Bancshares Inc. announced a pending merger, expected to close in the third quarter of 2007, pending regulatory and shareholder approvals. The combined bank, which will be the successor to our credit facilities provided by Sky Bank, would have approximately $54 billion in assets and will be the 24th largest bank holding company headquartered in the United States.

As a result of the growth of the loan portfolios, management continues to explore potential additional sources of funding for financing portfolio acquisitions and loan originations. We have been evaluating the feasibility of securitizing certain acquired and originated loans in order to seek a lower cost funding alternative and possibly to reduce somewhat the short-term interest sensitivity of our borrowings. In addition, we have been actively seeking additional term debt funding alternatives with banks, financial institutions and other entities in order to expand our borrowing capabilities.

Short-term Investments. The Company’s short-term investment portfolio includes U.S. treasury bills, investment-grade commercial paper and money market accounts. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs and expansion of the loan portfolio. At March 31, 2007, the Company had short-term investments of $20.6 million.

Cost of Funds. As of March 31, 2007, we had total borrowings of $1.69 billion, of which $1.61 billion was under our term loan facilities and an aggregate of $83.5 million was under our warehouse facilities. Substantially all of the debt under our term loan facilities was incurred in connection with the purchase and origination of, and is secured by, our acquired notes, originated loans held for investment and OREO portfolios. At March 31, 2007, approximately $4.2 million of our term debt accrues interest at a rate of prime plus a margin of 0.50% to 1.75%, $152.0 million accrues interest at the FHLB 30-day LIBOR advance rate plus 2.30%, $275.3 million accrues interest at the FHLB 30-day LIBOR advance rate plus 2.35%, $1.11 billion accrues interest at the FHLB 30-day LIBOR advance rate plus 2.50%, $65.1 million accrues interest at the FHLB 30-day LIBOR advance rate plus 2.00%, $361,000 accrues interest at the FHLB 30-day LIBOR advance rate plus 3.375% and $861,000 accrues interest at the FHLB 30-day LIBOR advance rate plus 3.875%. Our warehouse facilities are utilized to fund Tribeca’s originations of loans and the acquisition of loans through our “Flow Acquisitions Group” pending sale to others or pending funding under our term debt facilities for loans to be held in portfolio. The interest rate on the warehouse debt was 7.75% at March 31, 2007, compared with a rate of 7.25% at March 31, 2006. At March 31, 2007, the weighted average interest rate on term debt was 7.86%.

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

At March 31, 2007, we had cash and cash equivalents of $6.7 million compared with $4.0 million at December 31, 2006. Restricted cash of $36.3 million and $32.7 million at March 31, 2007 and December 31, 2006, respectively, was restricted under our credit agreements and lockbox facility with our lead lending bank, Sky Bank.

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

Net cash used in operating activities was $12.4 million as of March 31, 2007, compared with cash provided of $6.3 million during the three months ended March 31, 2006. The decrease in cash provided by operating activities during the three months ended March 31, 2007 was due primarily to an increase in the volume of loans originated for sale in the secondary market.

Net cash used in investing activities was $81.5 million in the three months ended March 31, 2007, compared to $87.5 million of cash used in the three months ended March 31, 2006. The decrease in cash used during the three months ended March 31, 2007 was primarily due to a $25.8 million decrease in loans held for investment due to fewer loans originations. This decrease was partially offset by a $29.5 million increase in the purchase of notes receivable and an $8.0 million reduction in the increase in restricted cash compared to the same period last year.

Net cash provided by financing activities increased to approximately $96.7 million during the three months ended March 31, 2007, from $80.9 million provided by financing activities during the three months ended March 31, 2006. Proceeds from financing agreements increased $14.2 million while payoffs of financing agreements decreased $22.4 million, both due to the addition of a Flow Warehouse line in August 2006 that is used to temporarily warehouse loan acquisitions from our flow acquisitions channel pending term debt financing. These changes were partially offset by an $18.1 million decrease in the repurchase obligation in the first quarter of 2007, which was funded by an increase in the proceeds from notes payable.

Borrowings

As of March 31, 2007, the Company owed an aggregate of $1.69 billion under several credit facilities with our lenders. These borrowings are shown in the Company’s financial statements as “Notes payable” (referred to as “term loans” herein) and “Financing agreements” (referred to as the “Warehouse Facility” or “Warehouse Facilities” herein).

Master Credit Facilities - Term Loans

General. In October 2004, the Company, and its finance subsidiaries, excluding Tribeca, entered into a master credit and security agreement (the “Franklin Master Credit Facility”) with Sky Bank, an Ohio banking corporation, which we refer to as our lender or Sky Bank. Under this master credit facility, we request term loans to finance the purchase of residential mortgage loans or refinance existing outstanding loans under this facility. The facility does not include a commitment to additional lendings, which are therefore subject to our lender’s discretion as well as any regulatory limitations to which our lender is subject. The facility has been extended by Sky Bank and currently expires on June 30, 2007.

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

Covenants; Events of Default. The Master Credit Facilities contain affirmative, negative and financial covenants customary for financings of this type, including, among other things, a covenant under the Franklin Master Credit Facility that we and our subsidiaries together maintain a minimum net worth of at least $10 million; and, a covenant under the Tribeca Master Credit Facility that Tribeca and its subsidiaries, together, maintain a minimum net worth of at least $3.5 million and rolling four-quarter pre-tax net income of at least $750,000. These master credit facilities contain events of default customary for facilities of this type (with customary grace and cure periods, as applicable). Both Franklin and Tribeca are in compliance with such covenants as of March 31, 2007.

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

Warehouse Facilities

Tribeca Warehouse. In October 2005, Tribeca entered into a Warehousing Credit and Security Agreement (the “Tribeca Warehouse Facility”) with our lender, which replaced previous warehouse lending agreements. In April 2006, our lender increased the commitment to $60 million. The facility has been extended by our lender to June 30, 2007.

Interest on advances is payable monthly at a rate per annum equal to the greater of (i) a floating rate equal to the Wall Street Journal Prime Rate minus 50 basis points or (ii) 5%.

The Tribeca Warehouse Facility is secured by a lien on all of the mortgage loans delivered to our lender or in respect of which an advance has been made as well as by all mortgage insurance and commitments issued by insurers to insure or guarantee pledged mortgage loans. Tribeca also assigns all of its rights under third-party purchase commitments covering pledged mortgages and the proceeds of such commitments and its rights with respect to investors in the pledged mortgages to the extent such rights are related to pledged mortgages. In addition, we have provided a guaranty of Tribeca’s obligations under the Tribeca Warehouse Facility, which is secured by substantially all of Tribeca’s personal property. As of March 31, 2007, Tribeca had approximately $8.8 million available under this facility.

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

The Flow Warehouse Facility is secured by a lien on all of the mortgage loans delivered to our lender or in respect of which an advance has been made as well as by all mortgage insurance and commitments issued by insurers to insure or guarantee pledged mortgage loans. The Company also assigns all of its rights under third-party purchase commitments covering pledged mortgages and the proceeds of such commitments and its rights with respect to investors in the pledged mortgages to the extent such rights are related to pledged mortgages. In addition, we have provided a guaranty of the Company’s obligations under the Flow Warehouse Facility, which is secured by substantially all our personal property. As of March 31, 2007, we had approximately $10.3 million available under this facility.

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

The following table presents the contract/notional and fair value amounts of all derivative transactions at March 31, 2007:

Interest Rate Caps	Notional Amount	Expiration Date	Premium Paid	Fair Value
Cap 1	$300,000,000	August 31, 2007	$101,000	$325
Cap 2	500,000,000	August 31, 2007	60,000	683
Total	$800,000,000		$161,000	$1,008

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s operating results will depend in large part on differences between the interest earned on its assets and the interest paid on its borrowings. Most of the Company’s assets, consisting primarily of mortgage notes receivable, generate fixed returns and have remaining contractual maturities in excess of five years, while the majority of originated loans held for investment generate fixed returns for the first two years and six-month adjustable returns thereafter. We fund the origination and acquisition of these assets with borrowings, which have interest rates that are based on the monthly Federal Home Loan Bank of Cincinnati (“FHLB”) 30-day advance rate. In most cases, the interest income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest income and, therefore, net income. Our borrowings bear interest at rates that fluctuate with the FHLB Bank of Cincinnati 30-day advance rate or, to a lesser extent, the prime rate. Based on approximately $1.69 billion of borrowings under term loan and warehouse facilities outstanding at March 31, 2007, a 1% instantaneous and sustained increase in both FHLB and prime rates could increase quarterly interest expense by as much as approximately $4.2 million, pre-tax, which would negatively impact our quarterly after-tax net income. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income and the market value of our net assets. During the period from January 1, 2007 to August 31, 2007, the offsetting benefit of the Company’s interest rate caps could reduce the quarterly negative impact of a 1% instantaneous and sustained increase in both FHLB and prime rates by approximately $913,000, pre-tax.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in routine litigation matters generally incidental to our business, which primarily consist of legal actions related to the enforcement of our rights under mortgage loans we hold, none of which is individually or in the aggregate material. In addition, because we originate and service mortgage loans throughout the country, we must comply with various state and federal lending laws, rules and regulations and we are routinely subject to investigation and inquiry by regulatory agencies, some of which arise from complaints filed by borrowers, none of which is individually or in the aggregate material.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. The risk factors discussed in detail in the Company’s Form 10-K include the following:

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

•	The pending merger of our principal lender, Sky Bank, with Huntington Bancshares Inc., could harm our ability to borrow funds to support our business.

•	Our ability to fund increased operating expenses depends on the agreement of our principal lender to increases in our operating allowance.

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

•
The residential mortgage origination business is a cyclical industry, with volumes recently reaching their highest levels ever, volumes and profitability declining in 2006 and continuing to decline in the first quarter of 2007, which could reduce the number of mortgage loans we originate and could adversely impact our business.

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

•	Competition with other lenders for the business of independent mortgage brokers could negatively affect the volume and pricing of our originated loans.

•	We may not be adequately protected against the risks inherent in subprime residential mortgage loans.

•	We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, sellers of loans we acquire, vendors and our employees.

•	An interruption in or breach of our information systems may result in lost business and increased expenses.

•
The success and growth of our business will depend on our ability to adapt to and implement technological changes to remain competitive, and any failure to do so could result in a material adverse effect on our business.

•	We are exposed to the risk of environmental liabilities with respect to properties to which we take title.

•	A loss of our Chairman may adversely affect our operations.

•	If we do not obtain and maintain the appropriate state licenses we will not be allowed to originate, purchase and service mortgage loans in some states, which would adversely affect our operations.

Risks Related to the Restatement of Our Financial Statements

•	We may become subject to liability and incur increased expenditures as a result of our restatement of our financial statements.

•	Failures in our internal controls and disclosure controls and procedures could lead to material errors in our financial statements and cause us to fail to meet our reporting obligations.

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

Additional information on these risk factors is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

10.1
Asset Purchase and Sale Agreement, dated as of February 14, 2007, between The New York Mortgage Company, LLC and Tribeca Lending Corp. Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “10-K”).

10.2	Employment Agreement, dated as of February 22, 2007, between the Registrant and Richard W. Payne III. Incorporated by reference to Exhibit 10.38 to the 10-K.

10.3
Assignment and Assumption of Lease Landlord Consent and Lease Modification Agreement, dated as of February 22, 2007, among The New York Mortgage Company, LLC, Tribeca Lending Corp., and First States Investors 5200 LLC. Incorporated by reference to Exhibit 10.39 to the 10-K.

10.4*	First Amendment to the Employment Agreement, dated as of February 1, 2006, between the Registrant and William F. Sullivan, dated April 28, 2006.

10.5*	Second Amendment to the Employment Agreement, dated as of February 1, 2006, between the Registrant and William F. Sullivan, dated August 17, 2006.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
__________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMay 15, 2007

FRANKLIN CREDIT MANAGEMENT CORPORATION

By:	/s/ ALEXANDER GORDON JARDINU
Alexander Gordon Jardin Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ ALEXANDER GORDON JARDIN	Chief Executive Officer	May 15, 2007
Alexander Gordon Jardin (Principal Executive Officer)

/s/ PAUL D. COLASONOU	Executive Vice President and Chief Financial Officer U	May 15, 2007
Paul D. Colasono (Principal Financial Officer)