Form 10-Q
period 2007-06-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2007-08-14
CIK 831246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐ No ☒

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 9, 2007: 8,025,295

FRANKLIN CREDIT MANAGEMENT CORPORATION

FORM 10-Q

U

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Cash and cash equivalents	$8,544,360	$3,983,104
Restricted cash	33,583,678	32,689,154
Short-term investments	23,342,223	20,311,193
Notes Receivable:
Principal	1,392,325,773	1,174,039,567
Purchase discount	(11,322,314)	(12,423,746)
Allowance for loan losses	(46,276,474)	(52,424,375)
Net notes receivable	1,334,726,985	1,109,191,446

Originated loans held for sale	9,830,115	4,114,284
Originated loans held for investment, net	485,775,053	422,682,795
Accrued interest receivable	26,562,620	22,010,027
Other real estate owned	33,142,484	22,977,725
Deferred financing costs, net	11,777,638	10,622,961
Other receivables	7,065,179	6,614,386
Building, furniture and equipment, net	3,936,342	3,715,908
Income tax receivable	8,328,939	8,594,119
Other assets	1,041,424	850,897
Total assets	$1,987,657,040	$1,668,357,999

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, net of debt discount of $425,499 at June 30, 2007 and $515,799 at December 31, 2006	$1,861,277,953	$1,520,217,264
Financing agreements	58,260,637	55,962,315
Accounts payable and accrued expenses	25,128,779	22,875,527
Repurchase obligation	-	18,094,061
Deferred tax liability	727,276	3,655,483
Total liabilities	1,945,394,645	1,620,804,650

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 3,000,000; issued - none	-	-
Common stock and additional paid-in capital, $.01 par value, 22,000,000 authorized shares; issued and outstanding: 8,025,295 at June 30, 2007 and 8,025,295 at December 31, 2006	22,961,215	22,715,180
Retained earnings	19,301,180	24,838,169
Total stockholders’ equity	42,262,395	47,553,349

Total liabilities and stockholders’ equity	$1,987,657,040	$1,668,357,999

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Interest income	$43,393,657	$35,272,864	$82,297,592	$68,715,174
Purchase discount earned	1,366,649	2,223,710	2,780,207	4,202,673
Gain on sale of notes receivable	31,118	-	31,118	69,049
Gain on sale of originated loans	197,694	170,924	200,733	336,796
Gain on sale of other real estate owned	117,632	440,741	238,807	1,242,283
Prepayment penalties and other income	2,024,813	2,335,115	4,124,793	4,540,321
Total revenues	47,131,563	40,443,354	89,673,250	79,106,296

Operating Expenses:
Interest expense	35,408,803	27,898,497	66,968,607	52,390,065
Collection, general and administrative	10,769,328	10,432,793	19,662,773	18,380,672
Provision for loan losses	5,663,222	3,162,146	9,996,686	5,031,275
Amortization of deferred financing costs	977,663	1,130,415	1,753,498	2,038,430
Depreciation	369,809	251,613	717,355	563,318
Total expenses	53,188,825	42,875,464	99,098,919	78,403,760

(Loss)/income before provision for income taxes	(6,057,262)	(2,432,110)	(9,425,669)	702,536
Income tax (benefit)/expense	(2,473,949)	(1,042,698)	(3,888,680)	305,200
Net (loss)/income	$(3,583,313)	$(1,389,412)	$(5,536,989)	$397,336

Net (loss)/income per common share:
Basic	$(0.45)	$(0.18)	$(0.70)	$0.05
Diluted	$(0.45)	$(0.18)	$(0.70)	$0.05

Weighted average number of shares outstanding:
Basic	7,940,295	7,634,878	7,935,295	7,574,837
Diluted	7,940,295	7,634,878	7,935,295	8,055,260

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Common Stock and Additional Paid-in Capital		Retained
	Shares	Amount	Earnings	Total
BALANCE, JANUARY 1, 2007	8,025,295	$22,715,180	$24,838,169	$47,553,349

Stock-based compensation	-	246,035	-	246,035
Net (loss)	-	-	(5,536,989)	(5,536,989)

BALANCE, JUNE 30, 2007	8,025,295	$22,961,215	$19,301,180	$42,262,395

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(5,536,989)	$397,336
Adjustments to reconcile (loss)/income to net cash provided by/(used in) operating activities:
Gain on sale of notes receivable	(31,118)	(69,049)
Gain on sale of other real estate owned	(238,807)	(1,242,283)
Gain on sale of originated loans	(200,733)	(336,796)
Depreciation	717,355	563,318
Amortization of deferred costs and fees on originated loans	1,007,867	734,090
Amortization of deferred financing costs	1,753,498	2,038,430
Amortization of debt discount	90,300	680,646
Excess tax benefit	-	(531,403)
Non-cash compensation	246,035	484,108
Proceeds from the sale of and principal collections on loans held for sale	26,397,862	20,988,948
Deferred tax provision	(2,928,207)	1,138,572
Purchase discount earned	(2,780,207)	(4,202,673)
Provision for loan losses	9,996,686	5,031,275
Origination of loans held for sale	(32,221,015)	(11,946,300)
Changes in operating assets and liabilities:
Accrued interest receivable	(4,552,593)	(1,246,127)
Other receivables	(450,793)	1,181,629
Income tax receivable	265,180	-
Other assets	(190,527)	(4,718,708)
Accounts payable and accrued expenses	2,253,252	2,553,000
Net cash (used) in/provided by operating activities	(6,402,954)	11,498,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(894,524)	(22,417,907)
Purchase of notes receivable	(386,132,716)	(216,054,219)
Principal collections on notes receivable	105,768,330	141,008,398
Principal collections on loans held for investment	97,018,212	110,406,287
Origination of loans held for investment	(177,642,361)	(192,466,907)
Investment in short-term securities	(3,031,030)	825,165
Repurchase of loans held for sale and loans held for investment	(6,325,528)	-
Putback of acquired notes receivable	12,598,126	-
Proceeds from sale of other real estate owned	16,189,577	17,078,333
Proceeds from sale of loans held for investment	11,088,596	13,519,573
Proceeds from sale of notes receivable	20,998,838	84,553
Purchase of building, furniture and equipment	(937,788)	(309,598)
Net cash used in investing activities	(311,302,268)	(148,326,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	600,860,150	431,163,623
Principal payments of notes payable	(259,889,760)	(270,268,195)
Proceeds from financing agreements	285,207,486	206,386,407
Principal payments of financing agreements	(282,909,162)	(228,651,503)
Repurchase obligation	(18,094,061)	-
Excess tax benefit	-	531,403
Payment of deferred financing costs	(2,908,175)	(2,665,458)
Exercise of options	-	326,845
Net cash provided by financing activities	322,266,478	136,823,122

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,561,256	(5,187)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,983,104	3,886,506
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,544,360	$3,881,319

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$82,993,281	$47,212,204
Cash payments for taxes	$89,708	$3,524,080

NON-CASH INVESTING AND FINANCING ACTIVITY:
Transfer of loans from held for sale to loans held for investment	$704,698	$483,601
Transfer from notes receivable and loans held for investment to OREO	$26,115,529	$23,354,090

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

From inception through June 30, 2007, we had purchased and originated in excess of $4.57 billion in mortgage loans. As of June 30, 2007, we had total assets of $1.99 billion and our portfolios of notes receivable, loans held for investment, and loans held for sale, net, totaled $1.83 billion.

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

We refer to the S&D loans we acquire as “notes receivable.” In the second quarter of 2007, we purchased notes receivable with an aggregate unpaid principal balance of $311.2 million at an aggregate purchase price equal to 84% of the face amount of the notes. Approximately 42% of the unpaid principal balance of the loans purchased was secured by first lien residential 1-4 family properties. During the six months ended June 30, 2007, we acquired $457.5 million of notes receivable, of which approximately 45% were secured by first lien residential 1-4 family properties, at an aggregate purchase price equal to 84% of the face amount of the notes.

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

During the second quarter of 2007, we originated $118.7 million in subprime mortgage loans, 88% of which were adjustable-rate (fixed-rate for the first two years) loans. We originated approximately 36% of our mortgage loans on a retail basis, compared with 33% in the second quarter of 2006, and the remainder through our wholesale network of mortgage brokers. During the six months ended June 30, 2007, we originated $209.9 million in subprime mortgage loans, 86% of which were adjustable-rate (fixed-rate for the first two years) loans. We originated approximately 35% of these mortgage loans on a retail basis, compared with 67% in the six months ended June 30, 2006, and the remainder through our wholesale network of mortgage lenders. We hold the majority of mortgages we originate in our portfolio and sell the remainder for cash in the whole-loan market, depending on market conditions and our own portfolio goals.

In February 2007, Tribeca acquired a wholesale mortgage origination operation, which included the employment of 59 sales and processing personnel located in Bridgewater, New Jersey. The principal purpose of the acquisition was to add experienced origination personnel and senior management to Tribeca in order to further expand the origination of its Liberty Loan products.

Tribeca paid $485,000 for the associated fixed assets and assumed the lease obligation for the Bridgewater office facility. In addition, Tribeca took over the existing pipeline of “Alt-A” loans (loans on the credit scale between prime and subprime where the borrower possesses a strong credit history but is in need of non-traditional underwriting and processing) in various stages of processing as of the closing of the transaction, which included approximately $17 million of loans that were locked with the borrower out of a total pipeline of $27 million. Tribeca was required to pay 50 basis points to the seller of the wholesale mortgage origination operation for each loan in the acquired pipeline that was subsequently closed by Tribeca within 90 days of the acquisition. Tribeca did not purchase any closed loans or other assets, nor assume any liabilities other than those under the seller’s lease for the Bridgewater office space.

As of June 30, 2007, Tribeca has closed $6.5 million of the loans in the pipeline and has paid $33,000 in fees. As of June 30, 2007, Tribeca’s obligation to pay 50 basis points to the seller for closed loans from the acquired pipeline has been satisfied.

In early August, we consolidated the processing, underwriting, closing and administrative operations of Tribeca, and as a result, reduced the number of employees by 37.

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

In the three and six months ended June 30, 2007, the Company repurchased $4.6 million and $25.0 million, respectively, of Liberty Loans previously sold to investors. The Company did not have any remaining repurchase obligations, for the reasons described above, in respect to Liberty Loans sold on or before June 30, 2007. The Company’s total potential repurchase obligation outstanding for all loans sold to investors was approximately $1.5 million at June 30, 2007.

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

Financing

We have historically financed both our acquisitions of mortgage loan portfolios and our loan originations through various long and short-term borrowing arrangements with Sky Bank, the banking affiliate of Sky Financial Group, Inc., an $18 billion regional publicly-held bank holding company headquartered in Bowling Green, Ohio, and its predecessors (collectively referred to as “Sky”). We have had a strong relationship with Sky since the early 1990s. On July 2, 2007, the pending merger between Sky Bank and Huntington Bancshares Inc. that was announced in December 2006 was completed. The combined bank, which will be the successor to our credit facilities provided by Sky, will have over $50 billion in assets and will be the 24th largest bank holding company headquartered in the United States.

In October 2004, we consolidated all of our arrangements with Sky relating to the term funding of loan acquisitions under a Master Credit and Security Agreement (referred to as “Master Credit Facility”). Under this Master Credit Facility, which has been extended to September 30, 2007, we request loans to finance the purchase of pools of residential mortgage loans or refinance existing outstanding loans. In connection with our continued business expansion, Sky has arranged for additional financial institutions to participate under our master credit facility. In August 2006, we entered into a $40 million revolving warehouse agreement (referred to as “Flow Warehouse”) with Sky and a participant to accumulate loans acquired on a flow basis prior to aggregating such loans into term debt under the Master Credit Facility. Prior to August 2006, loan acquisitions acquired on a flow basis were funded directly under the Master Credit Facility. Our borrowings under the Flow Warehouse and Master Credit Facility are secured by a first priority lien on the mortgage loans financed by the proceeds of our borrowings. This facility was renewed in August 2007 by Sky for $20 million and for a term of one year.

To finance the loans it originates, in October 2005, Tribeca entered into a Warehousing Credit and Security Agreement (referred to as “Tribeca Warehouse Facility” or “Tribeca Warehousing Agreement”) with Sky and a participant in order to accumulate loans originated prior to aggregating such loans into term debt under a separate master credit and security agreement with Sky. This warehousing agreement is a revolving commitment for $60 million. The Tribeca Warehouse Facility was renewed in June 2007 and expires on April 30, 2008. In the first quarter of 2006, Tribeca and certain of its subsidiaries entered into a Master Credit and Security Agreement (referred to as “Tribeca Master Credit Facility”) with Sky pursuant to which Tribeca may borrow term funds to finance originated loans temporarily financed under its Warehouse Facility. In the first quarter of 2006, Tribeca also entered into a $100 million Master Credit and Security Agreement with BOS (USA) Inc., an affiliate of the Bank of Scotland; $98 million under this facility was used to consolidate and refinance term loans previously made to Tribeca by Sky.

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

Discounts on Acquired Loans - Effective January 1, 2005, as a result of the required adoption of SOP 03-3, the Company was required to change its accounting for loans acquired subsequent to December 31, 2004, which have evidence of deterioration of credit quality since origination and for which it is probable, at the time of our acquisition, that the Company will be unable to collect all contractually required payments. For these loans, the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated by us at the time of acquisition is not accreted into income (nonaccretable discount). The amount representing the excess of cash flows estimated by us at acquisition over the purchase price is accreted into purchase discount earned over the life of the loan (accretable discount). The nonaccretable discount is not accreted into income. If cash flows cannot be reasonably estimated for any loan, and collection is not probable, the cost recovery method of accounting may be used. Under the cost recovery method, any amounts received are applied against the recorded amount of the loan.

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

The following table sets forth certain information relating to the activity in the accretable and nonaccretable discounts, which are shown as a component of notes receivable principal on the balance sheet, in accordance with SOP 03-3 for the periods indicated:

	Three Months Ended June 30,
	2007	2006
UAccretable DiscountU
Balance, beginning of period	$16,311,205	$14,454,449
New acquisitions	-	-
Accretion	(807,939)	(1,063,092)
Transfers from nonaccretable	2,303,550	815,934
Net reductions relating to loans sold	(558,022)	-
Net reductions relating to loans repurchased	-	-
Other	-	33,237
Balance, end of period	$17,248,794	$14,240,528

UNonaccretable DiscountU
Balance, beginning of period	$73,782,538	$27,516,933
New acquisitions	50,637,093	13,314,691
Transfers to accretable	(2,303,550)	(815,934)
Net reductions relating to loans sold	(227,821)	-
Net reductions relating to loans repurchased	(340,347)	(197,153)
Net reduction relating to loans charged off	(1,905,237)	-
Other, loans transferred to OREO	(1,755,372)	(606,075)
Balance, end of period	$117,887,304	$39,212,462

	Six Months Ended June 30,
	2007	2006
UAccretable DiscountU
Balance, beginning of period	$12,842,755	$11,360,617
New acquisitions	29,080	2,545,873
Accretion	(1,530,698)	(1,926,473)
Transfers from nonaccretable	6,467,051	2,187,617
Net reductions relating to loans sold	(558,022)	-
Net reductions relating to loans repurchased	-	(2,189)
Other	(1,372)	75,083
Balance, end of period	$17,248,794	$14,240,528

UNonaccretable DiscountU
Balance, beginning of period	$60,531,503	$23,981,013
New acquisitions	71,516,117	18,689,222
Transfers to accretable	(6,467,052)	(2,187,617)
Net reductions relating to loans sold	(227,821)	(7,885)
Net reductions relating to loans repurchased	(493,614)	(204,026)
Net reduction relating to loans charged off	(3,990,477)	-
Other, loans transferred to OREO	(2,981,352)	(1,058,245)
Balance, end of period	$117,887,304	$39,212,462

The Company purchased $311,333,817 and $457,630,219 of loans subject to SOP 03-3, respectively, during the three and six months ended June 30, 2007. The outstanding balance of notes receivable subject to SOP 03-3 at June 30, 2007 was $1,209,993,643.

Allowance for Loan Losses - The Company performs reviews of its loan portfolio upon purchase, at loan boarding, and on a frequent basis thereafter to segment impaired loans under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15.” A loan is considered impaired when it is probable that we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the note agreement. An allowance for loan losses is estimated based on our impairment analysis.  Management’s judgment in determining the adequacy of the allowance for loan losses is based on the evaluation of individual loans within the portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral when considered necessary. Management believes that the allowance for loan losses is adequate. The allowance for loan losses is a material estimate, which could change significantly in the near term.

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

The compensation cost recognized in income for the plans described below was $124,190 and $335,350 for the three months ended June 30, 2007 and 2006, respectively. The compensation cost recognized in income for the plans described below was $246,035 and $484,108 for the six months ended June 30, 2007 and 2006, respectively.

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

The Company estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model. The table below presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model for the six months ended June 30, 2007 and 2006. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses historical data to estimate stock option exercise. The expected term of stock options granted is derived from the output of the model and represents the period of time that stock options granted are expected to be outstanding. The estimates of fair value from these models are theoretical values for stock options and changes in the assumptions used in the models could result in materially different fair value estimates.

The actual value of the stock options will depend on the market value of the Company’s common stock when the stock options are exercised.

	Six Months Ended June 30,
	2007	2006
Risk-free interest rate	4.96%	3.85%
Weighted average volatility	95.15	47.57
Expected lives (years)	6.0	6.0

A summary of the status of the Company’s stock option awards as of June 30, 2007 and changes during the six month period then ended is presented below:

	Shares	Weighted Average Exercise	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, January 1, 2007	355,000	$3.38	5.41 years	$1,014,560

Granted	15,000	4.98	10.00 years	-

Balance, June 30, 2007	370,000	3.44	5.12 years	1,069,560

Options exercisable at June 30, 2007	370,000	$3.44		$1,069,560

There were 15,000 stock option awards granted to the board of directors that immediately vested during the six months ended June 30, 2007 and 2006. At June 30, 2007 and 2006, the weighted average fair value per stock option was $3.94 and $3.89, respectively.

As of June 30, 2007, all of the stock options were vested and related compensation cost was fully recognized. At June 30, 2007, the Company had 10,000 warrants outstanding at an exercise price of $5.00.

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

A summary of the status of the Company’s restricted stock awards as of June 30, 2007 and changes during the period then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance, January 1, 2007	95,000	$8.36

Vested	(15,000)	9.55
Forfeited	-	-

Non-vested balance, June 30, 2007	80,000	$8.13

As of June 30, 2007, there was $612,307 of unrecognized compensation cost related to the Company’s restricted stock awards, which will be recognized over a period of 2.50 years.

Operating Segments - SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets. The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires performing, reperforming or nonperforming notes receivable and promissory notes from financial institutions and mortgage and finance companies, and services and collects such notes receivable through enforcement of terms of the original note, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage banking segment originates or purchases, subprime residential mortgage loans from individuals whose credit histories, income and other factors cause them to be classified as subprime borrowers.

The Company’s management evaluates the performance of each segment based on profit or loss from operations before unusual and extraordinary items and income taxes.

	Three Months Ended June 30,
	2007	2006
CONSOLIDATED REVENUE:
Portfolio asset acquisition and resolution	$35,097,042	$27,890,748
Mortgage banking	12,034,521	12,552,606
Consolidated revenue	$47,131,563	$40,443,354

CONSOLIDATED NET INCOME:
Portfolio asset acquisition and resolution	$(2,072,685)	$(2,378,743)
Mortgage banking	(1,510,628)	989,331
Consolidated net income	$(3,583,313)	$(1,389,412)

	Six Months Ended June 30,
	2007	2006
CONSOLIDATED REVENUE:
Portfolio asset acquisition and resolution	$67,126,405	$55,834,379
Mortgage banking	22,546,845	23,271,917
Consolidated revenue	$89,673,250	$79,106,296

CONSOLIDATED NET INCOME:
Portfolio asset acquisition and resolution	$(3,632,572)	$(1,601,295)
Mortgage banking	(1,904,417)	1,998,631
Consolidated net income	$(5,536,989)	$397,336

	June 30, 2007	December 31, 2006
CONSOLIDATED ASSETS:
Portfolio asset acquisition and resolution	$1,449,990,989	$1,207,914,463
Mortgage banking	537,666,051	460,443,536
Consolidated assets	$1,987,657,040	$1,668,357,999

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

On July 13, 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions, requiring recognition in our financial statements. Our evaluation was performed for the tax years ended 2003 through 2006, which remain open to examination by major tax jurisdictions to which we are subject as of June 30, 2007.

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

Portfolio Characteristics

Overall Portfolio

At June 30, 2007, our portfolio (excluding OREO) consisted of $1.53 billion of notes receivable (inclusive of purchase discount not reflected on the face of the balance sheet), $491.3 million of loans held for investment and $9.9 million of loans held for sale. Our total loan portfolio grew 22% to $2.03 billion as of June 30, 2007, from $1.66 billion at December 31, 2006. Not boarded loans represent loans serviced by the seller on a temporary basis. The following table sets forth information regarding the types of properties securing our loans.

UProperty TypesU	UPrincipal BalanceU	Percentage of Total UPrincipal BalanceU
Residential 1-4 family	$1,674,949,031	82.56%
Condos, co-ops, PUD dwellings	251,725,088	12.41%
Manufactured and mobile homes	20,663,493	1.02%
Multi-family	761,755	0.04%
Secured, property type unknown(1)	35,356,433	1.74%
Commercial	3,144,598	0.16%
Unsecured loans(2)	31,836,515	1.57%
Other	596,500	0.03%
Not Boarded(3)	9,626,489	0.47%
Total	$2,028,659,902	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.

(2)	The loans included in this category are principally second-lien loans where the residential real estate collateral has been foreclosed by the first-lien holder.

(3)
A portion of not boarded loans has been included in the appropriate property type categories based on available information provided by the servicer-seller. The total amount of not boarded loans was $111.5 million at June 30, 2007.

Geographic Dispersion. The following table sets forth information regarding the geographic location of properties securing the loans in our portfolio at June 30, 2007:

ULocationU	UPrincipal BalanceU	Percentage of Total UPrincipal BalanceU
California	$282,313,427	13.92%
New York	211,512,748	10.43%
New Jersey	189,068,429	9.32%
Florida	174,612,816	8.61%
Texas	91,883,054	4.53%
Pennsylvania	87,007,262	4.29%
Ohio	71,876,962	3.54%
Illinois	66,141,335	3.26%
Maryland	65,386,568	3.22%
Michigan	62,870,798	3.10%
All Others	716,360,014	35.31%
Not Boarded*	9,626,489	0.47%
Total	$2,028,659,902	100.00%

*             A portion of not boarded loans has been included in the appropriate states based on available information provided by the servicer-seller. The total amount of not boarded loans was $111.5 million at June 30, 2007.

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

		June 30, 2007
	Days Past	Contractual Delinquency		Recency Delinquency
	Due	Amount	%	Amount	%
Current	0 - 30 days	$1,101,749,313	54.31%	$1,250,018,729	61.62%
Delinquent	31 - 60 days	112,030,175	5.52%	73,818,987	3.64%
	61 - 90 days	67,867,470	3.35%	41,765,848	2.06%
	90+ days	219,997,673	10.84%	136,041,067	6.70%

UBankruptcyU	0 - 30 days	31,576,639	1.56%	91,529,459	4.51%
Delinquent	31 - 60 days	6,583,052	0.32%	6,939,507	0.34%
	61 - 90 days	6,338,693	0.31%	4,992,138	0.25%
	90+ days	107,217,088	5.29%	48,254,368	2.38%

UForeclosureU	0 - 30 days	2,148,447	0.10%	23,959,975	1.18%
Delinquent	31 - 60 days	625,461	0.03%	5,472,433	0.27%
	61 - 90 days	6,645,615	0.33%	15,528,917	0.76%
	90+ days	254,366,935	12.54%	218,825,133	10.79%

Not Boarded*		111,513,341	5.50%	111,513,341	5.50%
	Total	$2,028,659,902	100.00%	$2,028,659,902	100.00%
Total loans	0 - 30 days	$1,135,474,399	55.97%	$1,365,508,163	67.31%

*	Not boarded represents recently acquired loans serviced by the seller on a temporary basis. Approximately $93.5 million of these loans were contractually current at the time of acquisition.

		December 31, 2006
	Days Past	Contractual Delinquency		Recency Delinquency
	Due	Amount	%	Amount	%
Current	0 - 30 days	$868,344,388	52.29%	$1,003,457,115	60.43%
Delinquent	31 - 60 days	89,662,792	5.40%	57,397,832	3.46%
	61 - 90 days	12,558,911	0.76%	20,572,952	1.24%
	90+ days	195,922,320	11.80%	85,060,512	5.12%

Bankruptcy	0 - 30 days	38,276,181	2.31%	101,649,384	6.12%
Delinquent	31 - 60 days	8,523,006	0.51%	6,957,591	0.42%
	61 - 90 days	3,231,686	0.19%	2,920,336	0.18%
	90+ days	104,883,243	6.32%	43,386,805	2.61%

Foreclosure	0 - 30 days	622,379	0.04%	8,371,118	0.50%
Delinquent	31 - 60 days	214,085	0.01%	1,789,362	0.11%
	61 - 90 days	244,283	0.02%	2,593,268	0.16%
	90+ days	208,091,113	12.53%	196,418,112	11.83%

Not Boarded(1)		129,906,356	7.82%	129,906,356	7.82%
	Total(2)	$1,660,480,743	100.00%	$1,660,480,743	100.00%
Total loans	0 - 30 days	$907,242,948	54.64%	$1,113,477,617	67.06%

(1)	Not boarded represents recently acquired loans serviced by the seller on a temporary basis. Approximately $93.2 million of these loans were contractually current at the time of acquisition.

(2)	Excludes $17.2 million of loans sold to investors, which the Company committed to repurchase, that are included on the face of the balance sheet at December 31, 2006.

Notes Receivable Portfolio

At June 30, 2007, our notes receivable portfolio, which consists of purchased loans, included approximately 32,176 loans with an aggregate unpaid principal balance (“UPB”) of $1.53 billion and a net UPB of $1.35 billion (after allowance for loan losses of $46.3 million), compared with approximately 29,460 loans with an aggregate UPB of $1.25 billion and a net UPB of $1.12 billion (after allowance for loan losses of $52.4 million) as of December 31, 2006. Impaired loans comprise and will continue to comprise a significant portion of our portfolio. A portion of the loans we acquire are impaired loans at the time of purchase. We generally purchase such loans at significant discounts and have considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income is not accrued on impaired loans, interest and fees are received on a portion of loans classified as impaired. The following table provides a breakdown of the notes receivable portfolio by year:

	June 30, 2007	December 31, 2006
Performing loans	$1,151,646,479	$866,296,721
Allowance for loan losses	2,790,659	7,745,261
Nonaccretable discount*	64,768,963	29,536,412
Total performing loans, net of allowance for loan losses and nonaccretable discount	1,084,086,857	829,015,048

Impaired loans	264,302,051	251,210,748
Allowance for loan losses	43,485,815	44,679,114
Nonaccretable discount*	32,901,028	19,892,190
Total impaired loans, net of allowance for loan losses and nonaccretable discount	187,915,208	186,639,444

Not yet boarded onto servicing system	111,513,341	129,906,356
Nonaccretable discount*	20,217,313	11,102,901
Not yet boarded onto servicing system, net of allowance for loan losses and nonaccretable discount	91,296,028	118,803,455
Total notes receivable, net of allowance for loan losses and nonaccretable discount	1,363,298,093	1,134,457,947

Accretable discount*	17,248,794	12,842,755

Total Notes Receivable, net of allowance for loan losses and accretable/nonaccretable discount	$1,346,049,299	$1,121,615,192

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

The following table provides a breakdown of the balance of our portfolio of notes receivable between fixed-rate and adjustable-rate loans, net of allowance for loan losses and excluding loans purchased but not yet boarded onto our servicing operations system as of June 30, 2007 of $111,513,341 and $129,906,356 as of December 31, 2006, respectively.

	June 30, 2007	December 31, 2006
Performing Loans:
Fixed rate	$931,926,671	$755,334,985
Adjustable rate	216,929,149	103,216,474
Total Performing Loans	$1,148,855,820	$858,551,459

Impaired Loans:
Fixed rate	$168,272,356	$169,586,108
Adjustable rate	52,543,880	36,945,527
Total Impaired Loans	$220,816,236	$206,531,635

Not Boarded Loans	$111,513,341	$129,906,356
Total Notes	$1,481,185,397	$1,194,989,450

Accretable discount	$17,248,794	$12,842,755
Nonaccretable discount	$117,887,304	$60,531,503
Total Notes Receivable, net of allowance for loan losses	$1,346,049,299	$1,121,615,192

Loan Acquisitions

We purchased over $311.2 million in assets (principally residential single-family first and second lien loans) during the second quarter of 2007, compared with approximately $133.5 million in assets (principally residential single-family loans secured by second liens) during the second quarter of 2006. During the six months ended June 30, 2007, we purchased $457.5 million of loans as compared with $237.3 million for the same period in 2006. Approximately 42% and 45% of the loans purchased in the three and six months ended June 30, 2007, respectively, were secured by first liens. The following table sets forth the amounts and purchase prices of our mortgage loan acquisitions during the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Number of loans	3,876	3,740	5,990	6,278
Aggregate unpaid principal balance at acquisition	$311,210,405	$133,462,289	$457,506,807	$237,289,905
Purchase price	$260,746,325	$120,146,984	$386,132,716	$216,054,218
Purchase price percentage	84%	90%	84%	91%
Percentage of 1st liens	42%	7%	45%	11%
Percentage of 2nd liens	58%	93%	55%	89%

During the quarter ended June 30, 2007, we put back $12.6 million of loans principally to one seller, which were purchased in late 2006, and recovered the total amount paid at the time of purchase.

Notes Receivable Dispositions

In the ordinary course of our loan servicing process and through the periodic review of our portfolio of purchased loans, there are certain loans that, for various reasons, we determine to sell. We typically sell these loans on a whole-loan, servicing-released basis, for cash. The following table sets forth our dispositions of purchased loans during the three and six months ended June 30, 2007 and June 30, 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sale of Performing Loans
Aggregate unpaid principal balance	$22,255,982	$-	$22,255,982	$-
Gain on sale	$31,118	$-	$31,118	$-

Sale of Non-Performing Loans
Aggregate unpaid principal balance	$-	$-	$-	$161,149
Gain on sale	$-	$-	$-	$69,049

Total gain on sale	$31,118	$-	$31,118	$69,049

Tribeca’s Loan Originations

The following table sets forth Tribeca’s loan originations, as well as dispositions, during the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Number of loans originated	471		467		851		944
Original principal balance(1)	$118,699,834		$99,638,002		$209,863,371		$204,413,207
Average loan amount	$252,017		$213,358		$246,608		$216,539

Originated as fixed	$13,890,040		$6,415,450		$29,465,540		$10,479,900
Originated as ARM(2)	$104,809,794		$93,222,552		$180,397,831		$193,933,307

Number of loans sold	104		119		119		144
Aggregate face value	$27,425,560		$27,041,507		$31,268,022		$33,793,948
Gain on sale	$197,694		$170,924		$200,733		$336,796
Gain on sale percentage	0.72	%*	0.63	%**	0.64	%*	1.00	%**

(1)           In the three and six months ended June 30, 2007, we originated $9.9 million and $22.1 million, respectively, of “Alt-A” loans.

(2)           Originated ARM loans are principally fixed-rate for the first two years and six-month adjustable-rate for the remaining term.

*             Included in gain on sale for the three and six months ended June 30, 2007 are: net gain of $132,000 on the sale of Liberty Loans; net loss of $56,000 from sales of “Alt-A” loans and other loans specifically originated for sale to investors; and, a recovery of $122,000 for previously established early payment default reserves for Liberty Loans sold in 2006.

**           In the three and six months ended June 30, 2006, we sold $7.5 million of originated loans held for sale to investors at a loss of $269,000; these loans did not meet investor requirements.

Property Types of Originated Loans Held for Investment. At June 30, 2007, Tribeca’s portfolio consisted of $491.3 million of loans originated and held for investment and $9.9 million of loans held for sale. Tribeca’s portfolio of loans held for investment grew 15% to $491.3 million as of June 30, 2007, from $426.1 million at December 31, 2006. The following table sets forth information regarding the types of properties securing Tribeca’s portfolio of loans held for investment.

	Loans Held for Investment at June 30, 2007
UProperty TypesU	UPrincipal BalanceU	Percentage of Total UPrincipal BalanceU
Residential 1-4 family	$458,773,250	93.43%
Condos, co-ops, PUD dwellings	29,775,910	6.07%
Commercial	2,268,040	0.46%
Other	205,918	0.04%
Total	$491,023,118	100.00%

Geographic Dispersion of Originated Loans. The following table sets forth information regarding the geographic location of properties securing all loans originated by Tribeca during the six months ended June 30, 2007 and the aggregate portfolio of loans originated and held for investment at June 30, 2007:

	Loans Originated for Six Months Ended June 30, 2007		Loans Held for Investment at June 30, 2007
Location	Principal Balance	Percentage of Total Principal Balance	Principal Balance	Percentage of Total Principal Balance
New Jersey	$60,527,054	28.84%	$145,757,662	29.69%
New York	57,239,942	27.28%	146,089,542	29.75%
Florida	15,849,845	7.55%	28,104,029	5.72%
Pennsylvania	13,665,956	6.51%	43,460,120	8.85%
Maryland	12,476,823	5.95%	25,211,851	5.14%
Connecticut	9,755,406	4.65%	17,831,379	3.63%
Massachusetts	9,626,200	4.59%	28,214,793	5.75%
Virginia	8,275,220	3.94%	16,900,335	3.44%
California	4,616,250	2.20%	10,064,522	2.05%
North Carolina	3,114,150	1.48%	4,767,691	0.97%
All Others	14,716,525	7.01%	24,621,194	5.01%
Total	$209,863,371	100.00%	$491,023,118	100.00%

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

		June 30, 2007
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 - 30 days	$254,561,907	50.79%	$299,147,753	59.68%
Delinquent	31 - 60 days	30,638,392	6.11%	22,418,230	4.47%
	61 - 90 days	17,045,315	3.40%	5,914,581	1.18%
	90+ days	46,922,792	9.36%	21,687,842	4.33%

UBankruptcyU	0 - 30 days	138,857	0.03%	4,789,041	0.96%
Delinquent	31 - 60 days	-	-	1,275,392	0.25%
	61 - 90 days	55,297	0.01%	1,402,811	0.28%
	90+ days	19,179,533	3.83%	11,906,443	2.38%

UForeclosure*U	0 - 30 days	845,930	0.17%	16,030,034	3.20%
Delinquent	31 - 60 days	466,822	0.09%	3,828,799	0.76%
	61 - 90 days	5,554,033	1.11%	12,963,977	2.59%
	90+ days	125,789,153	25.10%	99,833,128	19.92%

	Total	$501,198,031	100.00%	$501,198,031	100.00%
Total loans	0 - 30 days	$255,546,694	50.99%	$319,966,828	63.84%

*
$132.7 million of loans were in various stages of the foreclosure process; our servicing practice for this portfolio is to move loans into our foreclosure collection process at an early stage of delinquency.

		December 31, 2006
	Days Past	Contractual Delinquency		Recency Delinquency
	Due	Amount	%	Amount	%
Current	0 - 30 days	$188,855,227	45.72%	$239,784,515	58.05%
Delinquent	31 - 60 days	31,652,388	7.66%	23,558,856	5.70%
	61 - 90 days	2,561,701	0.62%	8,105,861	1.96%
	90+ days	76,292,627	18.47%	27,912,711	6.76%

UBankruptcyU	0 - 30 days	134,904	0.03%	2,039,871	0.49%
Delinquent	31 - 60 days	55,652	0.02%	330,509	0.08%
	61 - 90 days	-	-	-	-
	90+ days	9,885,179	2.39%	7,705,355	1.87%

UForeclosure(1)	0 - 30 days	-	-	1,894,422	0.46%
Delinquent	31 - 60 days	-	-	621,003	0.15%
	61 - 90 days	-	-	1,258,886	0.31%
	90+ days	103,629,240	25.09%	99,854,929	24.17%

	Total(2)	$413,066,918	100.00%	$413,066,918	100.00%
Total loans	0 - 30 days	$188,990,131	45.75%	$243,718,808	59.00%
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

During 2006, our loans held for investment, principally Liberty Loans, became more seasoned and, as generally anticipated, a significant portion of our Liberty Loans moved into the foreclosure process. At June 30, 2007, $131.4 million of Liberty Loans, or 27% of the portfolio of loans held for investment were in our foreclosure process, compared with $102.7 million, or 25%, at December 31, 2006 and $44.7 million, or 12%, at December 31, 2005. Our Servicing department personnel evaluates the collateral of each loan in the foreclosure process for its estimated realizable value, utilizing updated BPOs; the estimated losses on disposition, which were included in the allowance for loan losses, aggregated approximately $1.3 million at June 30, 2007. In addition, our experience with Liberty Loans is that a percentage of the loans in the foreclosure process pay off in full, and that such payoffs include approximately 90% of all unpaid interest due on the loans being repaid at the time of payoff, prior to actual foreclosure sale.

Other Real Estate Owned

The following table sets forth our real estate owned, or OREO portfolio, and OREO sales during the three and six months ended June 30, 2007 and June 30, 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Other real estate owned	$33,142,484	$19,394,263	$33,142,484	$19,394,263
OREO as a percentage of total assets	1.67%	1.32%	1.67%	1.32%
OREO sold	$7,574,705	$8,284,103	$15,927,485	$15,830,201
Gain on sale	$117,632	$440,741	$238,807	$1,242,283

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Overview. The Company had a net loss of $3.6 million for the second quarter of 2007, compared with a net loss of $1.4 million for the second quarter of 2006. Revenues increased by 17% to $47.1 million for the three months ended June 30, 2007, from $40.4 million for the three months ended June 30, 2006. The Company had a loss per common share for the three months ended June 30, 2007 of $0.45 both on a diluted and basic basis, compared to a loss of $0.18 both on a diluted and basic basis for the three months ended June 30, 2006. During the second quarter of 2007, we acquired first and second lien loans with an aggregate face amount of $311.2 million and we originated $118.7 million of subprime 1-4 family residential loans. We increased the size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at June 30, 2007 to $1.86 billion from $1.56 billion at the end of 2006. Interest income increased by $8.1 million, or 23%, in the second quarter of 2007 compared with the second quarter of 2006, due to the increase in our total loan portfolios. Correspondingly, our total debt outstanding grew to $1.92 billion at June 30, 2007 from $1.58 billion at December 31, 2006. As a result principally of the increase of our total debt, interest expense (inclusive of amortization of deferred financing costs and success fees) increased by $7.4 million, or 25%, for the second quarter of 2007 compared with the same period in 2006. Our average cost of funds during the three months ended June 30, 2007 decreased to 7.84% from 7.86% during the three months ended June 30, 2006. At June 30, 2007, the weighted average interest rate of borrowed funds was 7.82%. Collection, general and administrative expenses increased $337,000, or 3%, to $10.8 million during the three months ended June 30, 2007, from $10.4 million for the same period in 2006. The increase in collection, general and administrative expenses reflected for the most part the additional operating expenses of the wholesale origination unit acquired in February 2007. The provision for loan losses increased $2.5 million to $5.7 million in the three months ended June 30, 2007, principally due to increased defaults experienced in certain pools of loans purchased in 2005 and for the portfolio of Liberty Loans and lower values on foreclosed properties. Gains on loan sales increased by $27,000 to $198,000 in the three months ended June 30, 2007. Stockholders’ equity decreased 11% to $42.3 million at June 30, 2007, from $47.6 million at December 31, 2006.

Revenues. Total revenues increased by $6.7 million, or 17%, to $47.1 million during the second quarter of 2007, from $40.4 million during the same period in 2006. Revenues include interest income, purchase discount earned, gains on sales of notes receivable, gains on sales of originated loans, gains on sales of OREO and prepayment penalties and other income.

Interest income increased by $8.1 million, or 23%, to $43.4 million during the three months ended June 30, 2007 from $35.3 million during the three months ended June 30, 2006. The increase in interest income reflected a 36% increase in the portfolios of gross notes receivable and loans held for investment, partially offset by an increase in non-accrual loans, during the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Purchase discount earned decreased by $857,000, or 39%, to $1.4 million during the second quarter of 2007 from $2.2 million during the second quarter of 2006. This decrease resulted primarily from less purchase discount available for accretion from portfolios purchased in 2005 and 2006, a declining balance of purchase discount remaining for accretion from pre-2005 acquisitions and a slower rate of prepayments. We received $44.7 million of principal payments from notes receivable during the three months ended June 30, 2007, compared with $73.0 million of principal payments during the same period in 2006.

The Company realized a gain on sales of notes receivable of $31,000 from sales of $22.3 million of performing low-coupon notes receivable during the three months ended June 30, 2007. The Company did not sell any notes receivable during the three months ended June 30, 2006.

Gain on sales of originated loans, which included a $122,000 recovery of the unused portion of a repurchase reserve for loans sold in 2006, increased by $27,000, or 16%, to $198,000 during the three months ended June 30, 2007, from $171,000 during the three months ended June 30, 2006. The Company sold $27.4 million of originated loans during the three months ended June 30, 2007, compared with $27.0 million of loans during the three months ended June 30, 2006. $7.5 million of the loans sold in the second quarter of 2006, which were originated for sale to investors, but, for various reasons, did not meet investor requirements, were sold at a loss. In the three months ended June 30, 2007, $11.0 million of Liberty Loans were sold for a net gain of $132,000. The average gain on loans sold, exclusive of the reserve recapture and a $24,000 mark-to-market adjustment on the remaining “Alt-A” loans held for sale, was 0.46% during the second quarter of 2007 compared with an average gain of 1.63% during the second quarter of 2006, excluding the $7.5 million of loans sold at a loss.

Gain on sales of OREO decreased by $323,000, or 73%, to $118,000 during the three months ended June 30, 2007, from $441,000 during the three months ended June 30, 2006. We sold 112 OREO properties with an aggregate carrying value of $7.6 million during the second quarter of 2007, as compared to 150 OREO properties in the aggregate amount of $8.3 million during the second quarter of 2006. The decrease in gain on sale of OREO properties was due in part to the sale of properties in certain parts of the country where housing values have declined.

Prepayment penalties and other income (principally late charges and other servicing fees) decreased by $310,000, or 13%, to $2.0 million during the three months ended June 30, 2007 from $2.3 million during the corresponding period last year. This decrease was primarily due to a slower rate of loan payoffs in general and fewer payoffs from states where prepayment penalties are allowed during the three months ended June 30, 2007, as compared with the corresponding period in 2006. This decrease was partially offset by increased late charges resulting primarily from the growth in the size of our loan portfolios.

Operating Expenses. Total operating expenses increased by $10.3 million, or 24%, to $53.2 million during the second quarter of 2007 from $42.9 million during the same period in 2006. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

Interest expense increased by $7.5 million, or 27%, to $35.4 million during the three months ended June 30, 2007, from $27.9 million during the three months ended June 30, 2006. This increase was the result of the increase in total debt, which was $1.92 billion as of June 30, 2007 as compared with $1.40 billion as of June 30, 2006, reflecting additional borrowings to fund the growth in total assets during this period. Our average cost of funds during the three months ended June 30, 2007 decreased to 7.84% from 7.86% during the three months ended June 30, 2006, reflecting repayments of older term debt at rates higher than the rates on new term debt.

Collection, general and administrative expenses increased by $337,000, or 3%, to $10.8 million during the three months ended June 30, 2007, from $10.4 million during the corresponding period in 2006, principally reflecting $1.2 million of operating expenses incurred by the wholesale origination unit that the Company acquired in late February 2007 and the growth of the Company and the increase in total assets. Collection, general and administrative expenses as a percentage of average assets decreased to 2.30% during the three months ended June 30, 2007 from 2.89% during the three months ended June 30, 2006. Salaries and employee benefits expenses increased by $289,000, or 6%, principally reflecting an increase in the number of employees, primarily due to the growth of our Company including the addition of employees from the acquisition of the wholesale origination unit in February 2007. We ended the second quarter of 2007 with 318 employees, which included 62 employees from the acquired wholesale origination unit, as compared to 225 at the end of the second quarter of 2006. The cost of outside services, principally appraisals and title searches, incurred in servicing delinquent loans decreased by $72,000, or 16%, to $386,000 during the three months ended June 30, 2007 compared to $457,000 for the three months ended June 30, 2006. Legal fees, principally relating to increased activity with respect to foreclosures, increased by $240,000, or 17%, to $1.7 million from $1.4 million during the same period last year. The increase in foreclosure activity and the associated legal costs were principally the result of an increase of Liberty Loans in the foreclosure process. Professional fees decreased by $385,000, or 43%, to $514,000 from $899,000 due to decreased recruitment fees compared to the same period last year. All other general and administrative expenses, including rent, insurance, licenses, maintenance and support for our computer systems, and portfolio acquisition costs, increased by $265,000, which is attributable to the growth of our business.

The provision for loan losses increased by $2.5 million, or 79%, to $5.7 million during the three months ended June 30, 2007, from $3.2 million during the three months ended June 30, 2006. This increase was primarily due to increased defaults experienced in certain pools of loans purchased in 2005, increased reserves required on Liberty Loans moving through the foreclosure process and declining property values on new and existing properties acquired through foreclosure.

Amortization of deferred financing costs decreased by $153,000, or 14%, to $978,000 during the second quarter of 2007 from $1.1 million during the second quarter of 2006. This decrease resulted primarily from a slower rate of prepayments on all portfolios of loans that caused reduced prepayments of borrowed funds, combined with a reduction of the origination fees charged by our lender. The origination fee for term debt was reduced from 0.75% to 0.50% for loans acquired after June 23, 2006, and from 1.00% to 0.50% for loans originated after June 30, 2005.

Depreciation expenses increased by $118,000, or 47%, to $370,000 in the second quarter of 2007. This increase during the three months ended June 30, 2007 was principally due to $485,000 in fixed assets purchased with the acquisition of the wholesale originations unit and new enhancements to our mortgage origination software.

Our pre-tax income decreased by $3.6 million to a net loss of $3.6 million during the three months ended June 30, 2007, from a loss of $1.4 million during the three months ended June 30, 2006 for the reasons set forth above.

During the three months ended June 30, 2007, the Company had a tax benefit of $2.5 million, as compared to $1.0 million during the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Overview. The Company had a net loss of $5.5 million for the first half of 2007, compared with net income of $397,000 for the first half of 2006. Revenues increased by 13% to $89.7 million for the six months ended June 30, 2007, from $79.1 million for the six months ended June 30, 2006. The Company had a loss per common share for the six months ended June 30, 2007 of $0.70 both on a diluted and basic basis, compared to earnings per share of $0.05 both on a diluted and basic basis for the six months ended June 30, 2006. During the first half of 2007, we acquired first and second lien loans with an aggregate face amount of $457.5 million and we originated $209.9 million of subprime 1-4 family residential loans. We increased the size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at June 30, 2007 to $1.86 billion from $1.56 billion at the end of 2006, and from $1.37 billion at June 30, 2006. Interest income increased by $13.6 million, or 20%, to $82.3 million during the six months ended June 30, 2007, from $68.7 million during the six months ended June 30, 2006, due to the growth of our total loan portfolios. Correspondingly, our total debt outstanding grew to $1.92 billion at June 30, 2007 from $1.58 billion at December 31, 2006, and from $1.40 billion at June 30, 2006. As a result of the increase of our total debt, and the impact of approximately a 101 basis points rise in short-term interest rates since the beginning of 2006 on our interest-sensitive borrowings, interest expense (inclusive of amortization of deferred financing costs and success fees) increased by $14.3 million, or 26%, during the first half of 2007 compared with the same period in 2006. Our average cost of funds during the six months ended June 30, 2007 increased to 7.78% from 7.69% during the six months ended June 30, 2006. At June 30, 2007, the weighted average interest rate of borrowed funds was 7.82%. Collection, general and administrative expenses increased $1.3 million, or 7%, to $19.7 million during the six months ended June 30, 2007, from $18.4 million for the same period in 2006. The increase in collection, general and administrative expenses reflected for the most part the additional operating expenses of the wholesale origination unit acquired in February 2007. The provision for loan losses increased $5.0 million to $10.0 million in the six months ended June 30, 2007, principally due to increased defaults experienced in certain pools of loans purchased in 2005 and lower values on foreclosed properties. Gains on loan sales decreased by $136,000 to $201,000 in the six months ended June 30, 2007. Stockholders’ equity decreased 11% to $42.3 million at June 30, 2007, from $47.6 million at December 31, 2006.

Revenues. Total revenues increased by $10.6 million, or 13%, to $89.7 million during the first half of 2007, from $79.1 million during the same period in 2006. Revenues include interest income, purchase discount earned, gains on sales of notes receivable, gains on sales of originated loans, gains on sales of OREO and prepayment penalties and other income.

Interest income increased by $13.6 million, or 20%, to $82.3 million during the six months ended June 30, 2007 from $68.8 million during the six months ended June 30, 2006. The increase in interest income reflected a 36% increase in the portfolios of gross notes receivable and loans held for investment, partially offset by an increase in non-accrual loans, during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Purchase discount earned decreased by $1.4 million, or 34%, to $2.8 million during the first half of 2007 from $4.2 million during the first half of 2006. This decrease resulted primarily from less purchase discount available for accretion from portfolios purchased in 2005 and 2006, a declining balance of purchase discount remaining for accretion from pre-2005 acquisitions and a slower rate of prepayments. We received $105.8 million of principal payments from notes receivable during the six months ended June 30, 2007, compared with $141.0 million of principal payments during the same period in 2006.

Gain on sales of notes receivable decreased by $38,000, or 55%, to $31,000 for the six months ended June 30, 2007 from $69,000 for the six months ended June 30, 2006. The Company sold $22.3 million of performing low-coupon notes receivable during the six months ended June 30, 2007, as compared to $161,000 of non-performing notes receivable during the six months ended June 30, 2006.

Gain on sales of originated loans, which included a $122,000 recovery of the unused portion of a repurchase reserve for loans sold in 2006 and a negative mark-to-market adjustment of $149,000 on “Alt-A” loans held for sale, decreased by $136,000, or 27%, to $201,000 during the six months ended June 30, 2007, from $337,000 during the six months ended June 30, 2006. The Company sold $31.3 million of originated loans during the six months ended June 30, 2007, compared with $33.8 million of loans during the six months ended June 30, 2006. $7.5 million of the loans sold in the first half of 2006, which were originated for sale to investors, but, for various reasons, did not meet investor requirements, were sold at a loss. In the six months ended June 30, 2007, $11.0 million of Liberty Loans were sold for a net gain of $132,000. The average gain on loans sold, exclusive of the reserve recapture and mark-to-market adjustment, was 0.76% during the first half of 2007 compared with an average gain of 1.79% during the first half of 2006, excluding the $7.5 million of loans sold at a loss.

Gain on sales of OREO decreased by $1.0 million, or 81%, to $239,000 during the six months ended June 30, 2007, from $1.2 million during the six months ended June 30, 2006. We sold 241 OREO properties with an aggregate carrying value of $15.9 million during the first half of 2007, as compared to 285 OREO properties in the aggregate amount of $15.8 million during the first half of 2006. The decrease in gain on sale of OREO properties was due in part to the sale of properties in certain parts of the country where housing values have declined.

Prepayment penalties and other income (principally late charges and other servicing fees) decreased by $416,000, or 9%, to $4.1 million during the six months ended June 30, 2007 from $4.5 million during the corresponding period last year. This decrease was primarily due to a slower rate of loan payoffs in general and fewer payoffs of self-originated Liberty Loans from states where prepayment penalties are allowed, during the six months ended June 30, 2007, as compared with the corresponding period in 2006. This decrease was partially offset by increased late charges resulting primarily from the growth in the size of our loan portfolios.

Operating Expenses. Total operating expenses increased by $20.7 million, or 26%, to $99.1 million during the first half of 2007 from $78.4 million during the same period in 2006. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

Interest expense increased by $14.6 million, or 28%, to $67.0 million during the six months ended June 30, 2007, from $52.4 million during the six months ended June 30, 2006. This increase was the result of the increase in total debt, which was $1.92 billion as of June 30, 2007 as compared with $1.40 billion as of June 30, 2006, reflecting additional borrowings to fund the growth in total assets during this period. In addition, our average cost of funds during the six months ended June 30, 2007 increased to 7.78% from 7.69% during the six months ended June 30, 2006, reflecting the 101 basis point rise in short-term interest rates during the first seven months of 2006 and its impact on our interest-rate sensitive borrowings.

Collection, general and administrative expenses increased by $1.3 million, or 7%, to $19.7 million during the six months ended June 30, 2007, from $18.4 million during the corresponding period in 2006, principally reflecting the growth of the Company and the increase in total assets, and $1.7 million of operating expenses incurred by the wholesale origination unit that the Company acquired in late February 2007. Collection, general and administrative expenses as a percentage of average assets decreased to 2.15% during the six months ended June 30, 2007 from 2.62% during the six months ended June 30, 2006. Salaries and employee benefits expenses increased by $831,000, or 10%, principally reflecting an increase in the number of employees, primarily due to the growth of our Company and the addition of employees from the acquisition of the wholesale origination unit during the first quarter of 2007. We ended the first half of 2007 with 318 employees, which included 62 employees from the acquired wholesale origination unit, as compared to 225 at the end of the first half of 2006. The cost of outside services, principally appraisals and title searches, incurred in servicing delinquent loans increased by $37,000, or 6%, to $697,000 during the six months ended June 30, 2007 compared to $660,000 for the six months ended June 30, 2006 due to increases in foreclosure activity as a result of a larger total portfolio of notes receivable and certain loans purchased in various stages of delinquency and foreclosure. Legal fees, principally relating to increased activity with respect to foreclosures, increased by $513,000, or 21%, to $3.0 million from $2.5 million during the same period last year. Increased foreclosure activity of Liberty Loans was the major contributor to the increase in foreclosure legal costs. Professional fees decreased by $448,000, or 30%, to $1.1 million from $1.5 million due to decreased recruitment fees compared to the same period last year. All other general and administrative expenses, including rent, insurance, licenses, maintenance and support for our computer systems, and portfolio acquisition costs, decreased by $26,000.

The provision for loan losses increased by $5.0 million, or 99%, to $10.0 million during the six months ended June 30, 2007, from $5.0 million during the six months ended June 30, 2006. This increase was primarily due to increased defaults experienced in certain pools of loans purchased in 2005, increased reserves required for Liberty Loans moving through the foreclosure process and reductions in estimated values on new and existing properties acquired through foreclosure.

Amortization of deferred financing costs decreased by $285,000, or 14%, to $1.8 million during the first half of 2007 from $2.0 million during the first half of 2006. This decrease resulted primarily from a slower rate of prepayments on all portfolios of loans, which caused reduced prepayments of borrowed funds, coupled with a reduction of the origination fees charged by our lender to fund portfolio acquisitions and loan originations. The origination fee for term debt was reduced from 0.75% to 0.50% for loans acquired after June 23, 2006, and from 1.00% to 0.50% for loans originated after June 30, 2005.

Depreciation expenses increased by $154,000, or 27%, to $717,000 in the first half of 2007. This increase during the six months ended June 30, 2007 was principally due to $485,000 in fixed assets purchased with the acquisition of the wholesale originations unit and new enhancements to our mortgage origination software.

Our pre-tax income decreased by $10.1 million to a net loss of $5.5 million during the six months ended June 30, 2007, from net income of $397,000 during the six months ended June 30, 2006 for the reasons set forth above.

During the six months ended June 30, 2007, the Company had a tax benefit of $3.9 million, as compared to a tax provision of $305,000 during the six months ended June 30, 2006. The effective tax rate for the six months ended June 30, 2006 was 43%.

Liquidity and Capital Resources

General

During the three months ended June 30, 2007, we purchased 3,876 loans, consisting primarily of first and second mortgages, with an aggregate face value of $311.2 million at an aggregate purchase price of $260.7 million, or 84% of face value. During the six months ended June 30, 2007, we purchased 5,990 loans with an aggregate face value of $457.5 million at an aggregate purchase price of $386.1 million, or 84% of face value. All purchased loans were funded through borrowings under our master credit facility. While our lender funded a significant volume of purchased loan pools during the second quarter of 2007, our lender is not required under the terms of our master credit facility to provide fundings for new purchases of loan pools.

During the three and six months ended June 30, 2007, we originated $118.7 million and $209.9 million of loans, respectively, through our origination subsidiary, Tribeca. Originations are initially funded through borrowings under our warehouse facility, and loans originated for portfolio are subsequently funded with term debt under our Tribeca master credit facility after transfer from the warehouse facility. In the first quarter of 2006, Tribeca and certain of its subsidiaries entered into master credit and security agreements with each of our principal lender, Sky Bank, and BOS (USA) Inc., an affiliate of Bank of Scotland, the proceeds of which were used to refinance and consolidate certain term loans with our principal lender. While our lenders funded a significant volume of loans originated during the second quarter of 2007, our lenders are not required to fund additional loan originations under the terms of their respective master credit facilities.

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

On July 2, 2007, the pending merger between Sky Bank and Huntington Bancshares Inc. that was announced in December 2006 was completed. The combined bank, which will be the successor to our credit facilities provided by Sky, will have over $50 billion in assets and will be the 24th largest bank holding company headquartered in the United States.

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

Short-term Investments. The Company’s short-term investment portfolio includes U.S. treasury bills, investment-grade commercial paper and money market accounts. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs and expansion of the loan portfolio. At June 30, 2007, the Company had short-term investments of $23.3 million.

Cost of Funds. As of June 30, 2007, we had total borrowings of $1.92 billion, of which $1.86 billion was under our term loan facilities and an aggregate of $58.3 million was under our warehouse facilities. Substantially all of the debt under our term loan facilities was incurred in connection with the purchase and origination of, and is secured by, our acquired notes, originated loans held for investment and OREO portfolios. At June 30, 2007, the interest rates on our term debt were as follows:

Prime rate plus a margin of 0.50% to 1.75%	$2,929,359
FHLB 30-day LIBOR advance rate plus 2.00%	158,158,300
FHLB 30-day LIBOR advance rate plus 2.30%	143,413,370
FHLB 30-day LIBOR advance rate plus 2.35%	552,501,874
FHLB 30-day LIBOR advance rate plus 2.50%	1,003,496,038
FHLB 30-day LIBOR advance rate plus 3.375%	352,102
FHLB 30-day LIBOR advance rate plus 3.875%	852,409

$1,861,703,452

At June 30, 2007, the weighted average interest rate on term debt was 7.82%. Our warehouse facilities are utilized to fund Tribeca’s originations of loans and the acquisition of loans through our “Flow Acquisitions Group” pending sale to others or pending funding under our term debt facilities for loans to be held in portfolio. The interest rate on the warehouse debt was 7.75% at June 30, 2007 and June 30, 2006.

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

At June 30, 2007, we had cash and cash equivalents of $8.5 million compared with $4.0 million at December 31, 2006. Restricted cash of $33.6 million and $32.7 million at June 30, 2007 and December 31, 2006, respectively, was restricted under our credit agreements and lockbox facility with our lead lending bank, Sky Bank.

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

Net cash used in operating activities was $6.4 million as of June 30, 2007, compared with cash provided of $11.5 million during the six months ended June 30, 2006. The decrease in cash provided by operating activities during the six months ended June 30, 2007 was due primarily to an increase in the volume of “Alt-A” loans originated for sale in the secondary market that were not sold as of June 30, 2007.

Net cash used in investing activities was $311.3 million in the six months ended June 30, 2007, compared to $148.3 million of cash used in the six months ended June 30, 2006. The increase in cash used during the six months ended June 30, 2007 was primarily due to a $170.1 million increase in purchases of notes receivable and a $48.6 million decrease in principal collections on both notes receivable and loans held for investment due to a slower rate or prepayments compared to the same period last year.

Net cash provided by financing activities increased to approximately $322.3 million during the six months ended June 30, 2007, from $136.8 million provided by financing activities during the six months ended June 30, 2006. Proceeds from notes payable increased $169.7 million and proceeds from financing agreements increased $78.8 million, both due to increased portfolio purchases during the period. Payoffs of financing agreements increased $54.3 million, due to the addition of a Flow Warehouse line in August 2006 that is used to temporarily warehouse loan acquisitions from our flow acquisitions channel pending term debt financing. These changes were partially offset by an $18.1 million decrease in the repurchase obligation in the first half of 2007, which was funded by an increase in the proceeds from notes payable.

Borrowings

As of June 30, 2007, the Company owed an aggregate of $1.92 billion under several credit facilities with our lenders. These borrowings are shown in the Company’s financial statements as “Notes payable” (referred to as “term loans” herein) and “Financing agreements” (referred to as the “Warehouse Facility” or “Warehouse Facilities” herein).

Master Credit Facilities - Term Loans

General. In October 2004, the Company, and its finance subsidiaries, excluding Tribeca, entered into a master credit and security agreement (the “Franklin Master Credit Facility”) with Sky Bank, an Ohio banking corporation, which we refer to as our lender or Sky Bank. Under this master credit facility, we request term loans to finance the purchase of residential mortgage loans or refinance existing outstanding loans under this facility. The facility does not include a commitment to additional lendings or a commitment to refinance existing outstanding term loans when they mature, which are therefore subject to our lender’s discretion as well as any regulatory limitations to which our lender is subject. The facility has been extended by Sky Bank and currently expires on September 30, 2007.

In February 2006, Tribeca and certain of its subsidiaries entered into the Tribeca Master Credit Facility with Sky Bank, pursuant to which certain Tribeca subsidiaries may borrow term loans to finance their origination of loans Tribeca previously financed under its warehouse line of credit with Sky Bank and consolidate and refinance prior term loans made by Sky Bank to such subsidiaries. The facility does not include a commitment for additional lendings or a commitment to refinance existing outstanding term loans when they mature, which are subject to our lender’s discretion, as well as any regulatory limitations to which Sky Bank is subject. The facility expires on February 28, 2008.

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

Covenants; Events of Default. The Master Credit Facilities contain affirmative, negative and financial covenants customary for financings of this type, including, among other things, a covenant under the Franklin Master Credit Facility that we and our subsidiaries together maintain a minimum net worth of at least $10 million; and, a covenant under the Tribeca Master Credit Facility that Tribeca and its subsidiaries, together, maintain a minimum net worth of at least $3.5 million and rolling four-quarter pre-tax net income of at least $750,000. These master credit facilities contain events of default customary for facilities of this type (with customary grace and cure periods, as applicable). Franklin was in compliance with such covenants as of June 30, 2007. At June 30, 2007, Tribeca was in default of the rolling four-quarter pre-tax income requirement, and Sky has permanently waived this covenant effective June 30, 2007.

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

The unpaid principal balance of the BOS Loan will be amortized over a period of 20 years, but matures in March 2009. The Tribeca Subsidiary Borrower is required to make monthly amortization payments and payments of interest on the BOS Loan. The facility does not include a commitment to additional lendings or a commitment to refinance the remaining outstanding balance of the loan when it matures.

The facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants that require Tribeca and its subsidiaries, together, to maintain a minimum net worth of at least $3.5 million and rolling four-quarter pre-tax net income of $750,000. The facility contains events of default customary for facilities of this type. At June 30, 2007, Tribeca was in default of the rolling four quarter pre-tax net income requirement, and BOS has permanently waived this covenant effective June 30, 2007.

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

Warehouse Facilities

Tribeca Warehouse. In October 2005, Tribeca entered into a Warehousing Credit and Security Agreement (the “Tribeca Warehouse Facility”) with our lender, which replaced previous warehouse lending agreements. In April 2006, our lender increased the commitment to $60 million. The facility has been renewed by our lender and expires on April 30, 2008.

Interest on advances is payable monthly at a rate per annum equal to the greater of (i) a floating rate equal to the Wall Street Journal Prime Rate minus 50 basis points or (ii) 5%.

The Tribeca Warehouse Facility is secured by a lien on all of the mortgage loans delivered to our lender or in respect of which an advance has been made as well as by all mortgage insurance and commitments issued by insurers to insure or guarantee pledged mortgage loans. Tribeca also assigns all of its rights under third-party purchase commitments covering pledged mortgages and the proceeds of such commitments and its rights with respect to investors in the pledged mortgages to the extent such rights are related to pledged mortgages. In addition, we have provided a guaranty of Tribeca’s obligations under the Tribeca Warehouse Facility, which is secured by substantially all of Tribeca’s personal property. As of June 30, 2007, Tribeca had approximately $13.2 million available under this facility.

Flow Warehouse. In August 2006, we entered into a new $40 million Flow Warehousing Credit and Security Agreement (the “Flow Warehouse Facility”) for a term of one year with our lender to accumulate loans acquired by the Company on a flow basis prior to consolidating such loans into term debt. This warehouse facility was renewed in August 2007 by Sky for $20 million and for a term of one year.

Interest on advances is payable monthly at a rate per annum equal to a floating rate equal to the Wall Street Journal Prime Rate minus 50 basis points.

The Flow Warehouse Facility is secured by a lien on all of the mortgage loans delivered to our lender or in respect of which an advance has been made as well as by all mortgage insurance and commitments issued by insurers to insure or guarantee pledged mortgage loans. The Company also assigns all of its rights under third-party purchase commitments covering pledged mortgages and the proceeds of such commitments and its rights with respect to investors in the pledged mortgages to the extent such rights are related to pledged mortgages. In addition, we have provided a guaranty of the Company’s obligations under the Flow Warehouse Facility, which is secured by substantially all our personal property. As of June 30, 2007, we had approximately $31.5 million available under this facility. Under the new $20 million Flow Warehouse Credit Facility, we would have had approximately $11.5 million available as of June 30, 2007.

Interest Rate Caps

On August 29, 2006, the Company purchased a $300 million (notional amount) one-month LIBOR cap with a strike price of 5.75% at a price of $101,000, and on August 30, 2006, the Company purchased a $500 million (notional amount) one-month LIBOR cap with a strike price of 6.0% at a price of $60,000. Both cap agreements are non-amortizing and will be in effect for one year. The cap resets match the interest rate resets on a portion of the Company’s term debt. These caps will limit the Company’s exposure to increased borrowing costs on $300 million of term debt should the 30-day LIBOR rate exceed 5.75%, and on a total of $800 million of term debt should such rate exceed 6.0%. The interest rate caps are not designated as hedging instruments for accounting purposes; therefore, a change in the fair market value of the caps is recognized as gain or loss in earnings in the current period.

The following table presents the contract/notional and fair value amounts of all derivative transactions at June 30, 2007:

Interest Rate Caps	Notional Amount	Expiration Date	Premium Paid	Fair Value
Cap 1	$300,000,000	August 31, 2007	$101,000	$-
Cap 2	500,000,000	August 31, 2007	60,000	-
Total	$800,000,000		$161,000	$-

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s operating results will depend in large part on differences between the interest earned on its assets and the interest paid on its borrowings. Most of the Company’s assets, consisting primarily of mortgage notes receivable, generate fixed returns and have remaining contractual maturities in excess of five years, while the majority of originated loans held for investment generate fixed returns for the first two years and six-month adjustable returns thereafter. We fund the origination and acquisition of these assets with borrowings, which have interest rates that are based on the monthly Federal Home Loan Bank of Cincinnati (“FHLB”) 30-day advance rate. In most cases, the interest income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest income and, therefore, net income. Our borrowings bear interest at rates that fluctuate with the FHLB Bank of Cincinnati 30-day advance rate or, to a lesser extent, the prime rate. Based on approximately $1.92 billion of borrowings under term loan and warehouse facilities outstanding at June 30, 2007, a 1% instantaneous and sustained increase in both FHLB and prime rates could increase quarterly interest expense by as much as approximately $4.8 million, pre-tax, which would negatively impact our quarterly after-tax net income. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income and the market value of our net assets. During the period from April 1, 2007 to August 31, 2007, the offsetting benefit of the Company’s interest rate caps could reduce the quarterly negative impact of a 1% instantaneous and sustained increase in both FHLB and prime rates by approximately $973,000, pre-tax.

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

We purchase and originate principally fixed and adjustable rate residential mortgage loans, which are secured primarily by the underlying single-family properties. Because the vast majority of our loans are to non-prime borrowers, delinquencies and foreclosures are substantially higher than those of prime mortgage loans, and if not serviced actively and effectively could result in an increase in losses on dispositions of properties acquired through foreclosure. In addition, a decline in real estate values would reduce the value of the residential properties securing our loans, which could lead to an increase in borrower defaults, reductions in interest income and increased losses on the disposition of foreclosed properties. Recently, residential real estate values have been declining in many markets and it is expected that housing price depreciation will continue in many markets in the near term.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

•	The completed merger of our principal lender, Sky Bank, with Huntington Bancshares Inc., could harm our ability to borrow funds to support our business.

•	Our ability to fund increased operating expenses depends on the agreement of our principal lender to increases in our operating allowance.

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

•
A prolonged economic slowdown or a lengthy or severe recession could harm our operations, particularly if it results in a decline in the real estate market. During the past year, residential real estate values in many markets have been declining and could harm our financial performance.

•
The residential mortgage origination business is a cyclical industry, with volumes recently reaching their highest levels ever, volumes and profitability declining in 2006 and continuing to decline in the first half of 2007, which could reduce the number of mortgage loans we originate and could adversely impact our business.

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

•
A significant amount of our mortgage loan originations and acquisitions are secured by property in California, New York, New Jersey and Florida, and our operations could be harmed by economic downturns or other adverse events in these states, including substantial and/or sustained declines in residential real estate values.

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

On June 5, 2007, at the Company’s annual meeting, the stockholders voted to elect eight Directors to the Board of Directors and to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2007.

Election of Directors

Director	For	Withhold	Abstain	Not Voted	Total
Thomas J. Axon	7,051,661	235	12,830	944,572	8,009,298
Alexander Gordon Jardin	7,051,661	235	12,830	944,572	8,009,298
William F. Sullivan	7,051,661	235	12,830	944,572	8,009,298
Michael Bertash	7,051,661	235	12,830	944,572	8,009,298
Robert M. Chiste	7,051,661	235	12,830	944,572	8,009,298
Frank B. Evans	7,051,661	235	12,830	944,572	8,009,298
Steven W. Lefkowitz	7,051,661	235	12,830	944,572	8,009,298
Allan R. Lyons	7,051,661	235	12,830	944,572	8,009,298

Independent Registered Public Accountants

For	Against	Abstain	Not Voted	Total
3,725,667	505	3,333,554	944,572	8,009,298

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

August 14, 2007

FRANKLIN CREDIT MANAGEMENT CORPORATION

By:	/s/ ALEXANDER GORDON JARDINU
Alexander Gordon Jardin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

U/s/ ALEXANDER GORDON JARDIN	Chief Executive Officer	August 14, 2007
Alexander Gordon Jardin
(Principal Executive Officer)

U/s/ PAUL D. COLASONOU	Executive Vice President U	August 14, 2007
Paul D. Colasono	and Chief Financial Officer	U
(Principal Financial Officer)