Form 10-Q/A
period 2007-06-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2007-08-15
CIK 831246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

In October 2004, we consolidated all of our arrangements with Sky relating to the term funding of loan acquisitions under a Master Credit and Security Agreement (referred to as “Master Credit Facility”). Under this Master Credit Facility, which has been extended to September 30, 2007, we request loans to finance the purchase of pools of residential mortgage loans or refinance existing outstanding loans. In connection with our continued business expansion, Sky has arranged for additional financial institutions to participate under our master credit facility. In August 2006, we entered into a $40 million revolving warehouse agreement (referred to as “Flow Warehouse”) with Sky and a participant to accumulate loans acquired on a flow basis prior to aggregating such loans into term debt under the Master Credit Facility. Prior to August 2006, loan acquisitions acquired on a flow basis were funded directly under the Master Credit Facility. Our borrowings under the Flow Warehouse and Master Credit Facility are secured by a first priority lien on the mortgage loans financed by the proceeds of our borrowings. This facility was renewed in August 2007 by Sky for $20 million and for a term of one year. At June 30, 2007, Tribeca was in default of the rolling four-quarter pre-tax requirement, and both Sky and BOS have waived this covenant effective June 30, 2007.

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

Gain on sales of originated loans, which included a $122,000 recovery of the unused portion of a repurchase reserve for loans sold in 2006 and a negative mark-to-market adjustment of $149,000 on “Alt-A” loans held for sale, decreased by $136,000, or 40%, to $201,000 during the six months ended June 30, 2007, from $337,000 during the six months ended June 30, 2006. The Company sold $31.3 million of originated loans during the six months ended June 30, 2007, compared with $33.8 million of loans during the six months ended June 30, 2006. $7.5 million of the loans sold in the first half of 2006, which were originated for sale to investors, but, for various reasons, did not meet investor requirements, were sold at a loss. In the six months ended June 30, 2007, $11.0 million of Liberty Loans were sold for a net gain of $132,000. The average gain on loans sold, exclusive of the reserve recapture and mark-to-market adjustment, was 0.76% during the first half of 2007 compared with an average gain of 1.79% during the first half of 2006, excluding the $7.5 million of loans sold at a loss.

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

Covenants; Events of Default. The Master Credit Facilities contain affirmative, negative and financial covenants customary for financings of this type, including, among other things, a covenant under the Franklin Master Credit Facility that we and our subsidiaries together maintain a minimum net worth of at least $10 million; and, a covenant under the Tribeca Master Credit Facility that Tribeca and its subsidiaries, together, maintain a minimum net worth of at least $3.5 million and rolling four-quarter pre-tax net income of at least $750,000. These master credit facilities contain events of default customary for facilities of this type (with customary grace and cure periods, as applicable). Franklin was in compliance with such covenants as of June 30, 2007. At June 30, 2007, Tribeca was in default of the rolling four-quarter pre-tax income requirement, and Sky has waived this covenant effective June 30, 2007.

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

The facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants that require Tribeca and its subsidiaries, together, to maintain a minimum net worth of at least $3.5 million and rolling four-quarter pre-tax net income of $750,000. The facility contains events of default customary for facilities of this type. At June 30, 2007, Tribeca was in default of the rolling four quarter pre-tax net income requirement, and BOS has waived this covenant effective June 30, 2007.

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