Form 10-Q
period 2007-09-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2008-03-31
CIK 831246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-17771
FRANKLIN CREDIT MANAGEMENT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2243266 (IRS Employer Identification No.)

101 Hudson Street Jersey City, New Jersey (Address of Principal Executive Offices)	07302 (Zip code)
(201) 604-1800
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 26, 2008: 8,025,295

FRANKLIN CREDIT MANAGEMENT CORPORATION
FORM 10-Q

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2007
	(Unaudited)	December 31, 2006
ASSETS
Cash and cash equivalents	$7,074,593	$3,983,104
Restricted cash	31,520,491	32,689,154
Short-term investments	26,705,362	20,311,193
Notes Receivable:
Principal	1,315,334,060	1,174,039,567
Purchase discount	(10,993,575)	(12,423,746)
Allowance for loan losses	(233,900,137)	(52,424,375)

Net notes receivable	1,070,440,348	1,109,191,446

Originated loans held for sale	843,418	4,114,284
Originated loans held for investment:
Principal, net of deferred fees and costs	525,750,965	423,549,261
Allowance for loan losses	(24,777,105)	(866,466)

Originated loans held for investment, net	500,973,860	422,682,795

Accrued interest receivable	24,720,130	22,010,027
Other real estate owned	41,410,637	22,977,725
Deferred financing costs, net	11,684,811	10,622,961
Other receivables	5,858,091	6,614,386
Deferred tax asset	112,784,004	—
Building, furniture and equipment, net	3,658,014	3,715,908
Income tax receivable	3,124,474	8,594,119
Other assets	1,041,565	850,897

Total assets	$1,841,839,798	$1,668,357,999

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, net of debt discount of $399,725 at September 30, 2007 and $515,799 at December 31, 2006	$1,874,853,363	$1,520,217,264
Financing agreements	63,092,669	55,962,315
Accounts payable and accrued expenses	24,486,962	22,875,527
Repurchase obligation	—	18,094,061
Deferred tax liability	—	3,655,483

Total liabilities	1,962,432,994	1,620,804,650

Commitments and Contingencies

Stockholders’ (Deficit)/Equity:
Preferred stock, $0.01 par value; authorized 3,000,000; issued — none	—	—
Common stock and additional paid-in capital, $0.01 par value, 22,000,000 authorized shares; issued and outstanding: 8,025,295 both at September 30, 2007 and December 31, 2006	23,026,362	22,715,180
(Accumulated deficit)/Retained earnings	(143,619,558)	24,838,169

Total stockholders’ (deficit)/equity	(120,593,196)	47,553,349

Total liabilities and stockholders’ equity	$1,841,839,798	$1,668,357,999

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Interest income	$38,692,713	$35,855,704	$120,990,305	$104,570,879
Purchase discount earned	1,109,316	2,660,711	3,889,523	6,863,384
Gain on sale of notes receivable	—	94,862	31,118	163,911
(Loss)/gain on sale of originated loans	(590,243)	1,349,724	(389,510)	1,686,520
Gain on sale of other real estate owned	390,653	70,056	629,460	1,312,339
Prepayment penalties and other income	1,961,107	2,435,600	6,085,900	6,975,920

Total revenues	41,563,546	42,466,657	131,236,796	121,572,953

Operating Expenses:
Interest expense	39,132,464	29,494,108	106,101,071	81,884,172
Collection, general and administrative	10,255,570	10,420,831	29,918,343	28,801,503
Provision for loan losses	262,715,207	1,709,165	272,711,893	6,740,440
Amortization of deferred financing costs	526,729	1,550,790	2,280,227	3,589,221
Depreciation	364,484	286,616	1,081,839	849,934

Total expenses	312,994,454	43,461,510	412,093,373	121,865,270

Loss before provision for income taxes	(271,430,908)	(994,853)	(280,856,577)	(292,317)
Income tax benefit	108,510,170	430,898	112,398,850	125,698

Net loss	$(162,920,738)	$(563,955)	$(168,457,727)	$(166,619)

Net loss per common share:
Basic	$(20.51)	$(0.07)	$(21.22)	$(0.02)

Diluted	$(20.51)	$(0.07)	$(21.22)	$(0.02)

Weighted average number of shares outstanding:
Basic	7,945,295	7,755,628	7,937,795	7,635,989

Diluted	7,945,295	7,755,628	7,937,795	7,635,989

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

			(Accumulated
	Common Stock and		Deficit)/
	Additional Paid-in Capital		Retained
	Shares	Amount	Earnings	Total
BALANCE, JANUARY 1, 2007	8,025,295	$22,715,180	$24,838,169	$47,553,349

Stock-based compensation	—	311,182	—	311,182
Net loss	—	—	(168,457,727)	(168,457,727)

BALANCE, SEPTEMBER 30, 2007	8,025,295	$23,026,362	$(143,619,558)	$(120,593,196)

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(168,457,727)	$(166,619)
Adjustments to reconcile loss to net cash provided by/(used in) operating activities:
Gain on sale of notes receivable	(31,118)	(163,911)
Gain on sale of other real estate owned	(629,460)	(1,312,339)
Loss/(gain) on sale of originated loans	389,510	(1,686,520)
Depreciation	1,081,839	849,934
Amortization of deferred costs and fees on originated loans	1,158,610	1,036,244
Amortization of deferred financing costs	2,280,227	3,589,221
Amortization of debt discount	116,074	1,055,753
Excess tax benefit	—	(539,675)
Non-cash compensation	311,182	653,263
Proceeds from the sale of and principal collections on loans held for sale	32,989,956	26,808,669
Deferred tax provision	(116,439,487)	(413,372)
Purchase discount earned	(3,889,523)	(6,863,384)
Provision for loan losses	272,711,893	6,740,440
Origination of loans held for sale	(34,060,310)	(21,856,300)
Changes in operating assets and liabilities:
Accrued interest receivable	(2,710,103)	(5,689,454)
Other receivables	756,295	424,726
Income tax receivable	5,469,645	—
Other assets	(190,668)	(3,200,512)
Accounts payable and accrued expenses	1,611,435	2,626,379

Net cash (used in)/provided by operating activities	(7,531,730)	1,892,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease/(increase) in restricted cash	1,168,663	(9,279,056)
Purchase of notes receivable	(414,826,661)	(417,334,295)
Principal collections on notes receivable	150,234,712	207,537,510
Principal collections on loans held for investment	125,462,999	177,590,686
Origination of loans held for investment	(247,786,062)	(274,236,127)
Investment in short-term securities	(6,394,169)	150,905
Repurchase of loans sold	(8,235,468)	—
Putback of acquired notes receivable	14,796,193	—
Proceeds from sale of other real estate owned	23,297,621	23,245,259
Proceeds from sale of loans held for investment	12,716,251	60,810,585
Proceeds from sale of notes receivable	20,998,838	3,807,050
Purchase of building, furniture and equipment	(1,023,945)	(779,974)

Net cash used in investing activities	(329,591,028)	(228,487,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	693,156,528	678,872,363
Principal payments of notes payable	(338,636,504)	(454,098,499)
Proceeds from financing agreements	375,094,599	318,708,828
Principal payments of financing agreements	(367,964,244)	(312,490,597)
Repurchase obligation	(18,094,061)	—
Excess tax benefit	—	539,675
Payment of deferred financing costs	(3,342,071)	(4,031,328)
Exercise of options	—	335,805

Net cash provided by financing activities	340,214,247	227,836,247

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,091,489	1,241,333
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,983,104	3,886,506

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,074,593	$5,127,839

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$131,582,708	$78,912,461

Cash payments for taxes	$7,795,132	$3,625,115

NON-CASH INVESTING AND FINANCING ACTIVITY:
Transfer of loans from held for sale to loans held for investment	$4,910,730	$483,604

Transfer from notes receivable and loans held for investment to OREO	$41,101,073	$35,353,176

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS
Overview
     As used herein references to the “Company,” “FCMC,” “Franklin,” “we,” “our” and “us” refer to Franklin Credit Management Corporation, collectively with its subsidiaries.
Allowance for Loan Losses
     During 2007, particularly during the third quarter of 2007, the U.S. housing and subprime mortgage markets experienced rapid and substantial deterioration. This deterioration gave rise to industry-wide increases in mortgage delinquencies reflecting the decline in collateral values and related declines in borrowers’ equity in their homes, particularly with respect to subprime loans originated throughout the mortgage industry during 2005, 2006 and the early months of 2007, which were characterized by collateral values established at the height of the U.S. real estate market and also, often, by lax underwriting standards. Additionally, during the summer of 2007, there was a significant tightening of new credit throughout the mortgage lending industry, particularly in the subprime segment of the industry, which increased the difficulty for borrowers with imperfect credit histories to refinance their mortgages. In light of these factors, and their impact on the Company’s loan portfolios, a substantial portion of which is comprised of second mortgages purchased from others during the past three years, the Company reassessed its allowance for loan losses as of September 30, 2007. This reassessment resulted in significantly increased estimates of inherent losses in the portfolios of purchased loans, particularly the purchased second-lien loans, and originated subprime loans, which resulted in a provision of $262.7 million in the quarter ended September 30, 2007. The allowance for loan losses for all portfolios at September 30, 2007 aggregated $258.7 million, compared with $53.3 million at December 31, 2006. See “— Operating Expenses.”
Recent Events
     We are a specialty consumer finance company that was, until December 28, 2007, primarily engaged in two related lines of business: (1) the acquisition, servicing and resolution of performing, reperforming and nonperforming residential mortgage loans and real estate assets; and (2) the origination of subprime mortgage loans, both for our portfolio and for sale into the secondary market. We specialized in acquiring and originating loans secured by 1-4 family residential real estate that generally fell outside the underwriting standards of Fannie Mae and Freddie Mac and involved elevated credit risk as a result of the nature or absence of income documentation, limited credit histories, higher levels of consumer debt or past credit difficulties. We typically purchased loan portfolios at a discount, and originated subprime loans with interest rates and fees, calculated to provide us with a rate of return adjusted to reflect the elevated credit risk inherent in the types of loans we acquired and originated. Unlike many of our competitors, we generally hold for investment the loans we acquired and a significant portion of the loans we originated.
     From inception through September 30, 2007, we had purchased and originated in excess of $4.67 billion in mortgage loans, principally loans secured by 1-4 family residential real estate that generally fell outside the underwriting standards of Fannie Mae and Freddie Mac as described above. As of September 30, 2007, we had total assets of $1.84 billion and our portfolios of notes receivable, loans held for investment, and loans held for sale, net, totaled $1.57 billion.

     While this Quarterly Report on Form 10-Q reports results for the three and nine months ended September 30, 2007, there have been several events that have resulted in substantial changes in the Company’s business since September 30, 2007, which include:
(1)	On December 28, 2007, Franklin entered into a series of agreements (the “Forbearance Agreements”) with The Huntington National Bank, successor by merger in July 2007 to Sky Bank (Sky Bank, prior to the merger, and Huntington, thereafter, are referred to as the “bank”), whereby the bank agreed to restructure approximately $1.93 billion of the Company’s indebtedness to it and its participant banks, forgive $300 million of such indebtedness for a restructuring fee of $12 million paid to the bank, and waive certain existing defaults (the “Restructuring”). See “Management’s Discussion and Analysis — Borrowings.”

(2)	Franklin ceased to acquire or originate loans in November 2007 and is expressly prohibited from acquiring or originating loans by the terms of the Forbearance Agreements. The Company is currently seeking to enter new business activities (for third parties) that are directly related to our portfolio acquisition and servicing operations, such as performing due diligence services, servicing subprime loans or brokering loans, or participating in off-balance sheet joint ventures. These new business activities are subject to the consent of the bank; and,

(3)	Effective February 27, 2008, the Company entered into $725 million (notional amount) of fixed-rate interest rate swaps in order to effectively stabilize the future interest payments on a portion of its interest-sensitive borrowings. See “Management’s Discussion and Analysis — Borrowings.”
     Forbearance Agreements with Lead Lending Bank. The Forbearance Agreements did not relate to:
•	$44.5 million of the Company’s indebtedness under the Master Credit and Security Agreement, dated as of October 13, 2004, as amended, by and among Franklin Credit, certain subsidiaries of Franklin Credit and the bank; and

•	$44.8 million of Tribeca’s indebtedness to BOS (USA) Inc., an affiliate of Bank of Scotland, under the Master Credit and Security Agreement, dated March 24, 2006, by and among Tribeca, certain subsidiaries and BOS.
     These amounts remain subject to the original terms specified in the applicable agreements (the “Unrestructured Debt”).
     Our term debt owed to the Bank of Scotland under the BOS Loan is not subject to the Forbearance Agreements. The BOS Loan contains customary affirmative, negative and financial covenants, including, among other things, covenants requiring Tribeca and its subsidiaries, together, to maintain a minimum net worth of at least $3.5 million and rolling four-quarter pre-tax net income of $750,000, with which we are not currently in compliance, for which we have not received notice of default and have not received a waiver.
     Subject to notice and cure period requirements where they are provided for, any unwaived and uncured breach of the covenants applicable to our debt with either of our lenders could result in acceleration of the amounts owed to such lender and the cross-default and acceleration of the indebtedness owing to the other lender.

     Pursuant to the Restructuring:
•	the Company acknowledged, and the bank waived, certain existing defaults under the Company’s existing credit facilities with the bank;

•	Franklin Credit’s indebtedness to the bank was reduced by $300 million and Franklin Credit paid a restructuring fee of $12 million to the bank;

•	the remaining approximately $1.54 billion of outstanding indebtedness to the bank, including approximately $1.05 billion of outstanding indebtedness of Franklin Credit and approximately $491.1 million of outstanding indebtedness of Tribeca, was restructured into six term loans with modified terms and a maturity date of May 15, 2009; and,

•	the Company paid all of the accrued interest on its debt outstanding to the bank through December 27, 2007 and guaranteed payment and performance of the restructured indebtedness.
     The Forbearance Agreements contain affirmative and negative covenants customary for restructurings of this type, including covenants relating to reporting obligations. The affirmative and negative covenants under all of the credit agreements between the Company and the bank, other than those under the Franklin Master Credit Agreement and under the Tribeca Master Credit and Security Agreement, dated as of February 28, 2006, as amended, were superseded by the covenants in the Forbearance Agreements. Additionally, any provisions of any of the credit agreements between the Company and the bank that conflict with or are subject of a discrepancy with the provisions of the Forbearance Agreements will be superseded by the conflicting provision in the Forbearance Agreements. The Forbearance Agreements include covenants requiring that:
•	the Company’s reimbursable expenses in the ordinary course of business during each of the first two months after the date of the agreement will not exceed $2.5 million, excluding reimbursement of certain bank expenses after the date of the Restructuring, and thereafter, an amount provided for in an approved budget;

•	the Company will not originate or acquire mortgage loans or other assets, perform due diligence or servicing, broker loans, or participate in off-balance sheet joint ventures and special purpose vehicles, without the prior consent of the bank;

•	the Company will use its best efforts to obtain interest rate hedges acceptable to the bank in respect of the $1 billion of Tranche A indebtedness;

•	the Company will not make certain restricted payments to its stockholders or certain other related parties;

•	the Company will not engage in certain transactions with affiliates;

•	the Company will not incur additional indebtedness other than trade payables and subordinated indebtedness;

•	the Company together will maintain a minimum consolidated net worth of at least $5 million, plus a certain percentage, to be mutually agreed upon, of any equity investment in the Company after the date of the Restructuring;

•	the Company will together maintain a minimum liquidity of $5 million;

•	the Company will maintain prescribed interest coverage ratios based on EBITDA (as defined) to Interest Expense (as defined);

•	the Company will not enter into mergers, consolidations or sales of assets (subject to certain exceptions); and,

•	the Company will not, without the bank’s consent, enter into any material change in its capital structure that the bank or a nationally recognized independent public accounting firm determine could cause a consolidation of its assets with other persons under relevant accounting regulations.

     The Forbearance Agreements contain events of default customary for facilities of this type, although they generally provide for no or minimal grace and cure periods.
     Franklin Credit will continue to service the collateral pledged by the Company under the Forbearance Agreements, subject to the bank’s right to replace Franklin Credit as servicer in the event of a default under the Forbearance Agreements or if the bank determines that Franklin Credit is not servicing the collateral in accordance with accepted servicing practices, as defined in the Forbearance Agreements. Franklin Credit may also, with the bank’s consent, and plans to, provide to third parties servicing of their portfolios, and other related services to the residential mortgage markets, on a fee paying basis.
     The Company’s obligations with respect to the restructured Franklin Credit indebtedness are secured by a first priority lien on all of the assets of Franklin Credit and its subsidiaries, other than those of Tribeca and Tribeca’s subsidiaries, and those securing the Unrestructured Debt. The Company’s obligations with respect to the restructured Tribeca indebtedness are secured by a first priority lien on all of the assets of Tribeca and Tribeca’s subsidiaries, except for those assets securing the Unrestructured Debt. In addition, pursuant to a lockbox arrangement, the bank controls substantially all sums payable to the bank in respect of any of the collateral.
     We are required to submit all payments we receive from obligors under pledged mortgage loans to a lockbox, from which we receive an operating allowance, which is subject to periodic review and approval by the bank, to sustain our business. Substantially all amounts submitted to the lockbox in excess of the agreed upon operating allowance are used to pay down amounts outstanding under our credit facilities with the bank and BOS. The operating allowance may not be sufficient to sustain our operations in the future, particularly for new business activities. If it is insufficient, there is no guarantee that the bank will increase our operating allowance, which could have a material adverse impact on our business.
     As a result of the Forbearance Agreements entered into on December 28, 2007 between Franklin and the bank, $300 million of outstanding borrowings owed to the bank was forgiven and will not have to be repaid. The effect of the debt forgiveness on the Company’s December 31, 2007 financial statements is expected to result in a pre-tax gain of approximately $284 million, which is expected to result in stockholders’ equity of approximately $40 million at December 31, 2007.
     All disclosures and explanations included in this Form 10-Q must be read in light of these subsequent events.
Loan Acquisitions
     Since commencing operations in 1990, we have become a nationally recognized buyer of portfolios of residential mortgage loans and real estate assets from a variety of financial institutions in the United States, including mortgage banks, commercial banks and thrifts, other traditional financial institutions and other specialty finance companies. These portfolios generally consisted of one or more of the following types of mortgage loans:
•	performing loans — loans to borrowers who are contractually current, but may have been delinquent in the past and which may have deficiencies relating to credit history, loan-to-value ratios, income ratios or documentation;

•	reperforming loans — loans to borrowers who are not contractually current, but have recently made regular payments and where there is a good possibility the loans will be repaid in full; and

•	nonperforming loans — loans to borrowers who are delinquent, not expected to cure, and for which a primary avenue of recovery is through the sale of the property securing the loan.
     We sometimes refer collectively to these types of loans as “scratch and dent” or “S&D” loans.
     We refer to the S&D loans we acquired as “notes receivable.” In the third quarter of 2007, we purchased notes receivable with an aggregate unpaid principal balance of $35.2 million at an aggregate purchase price equal to 82% of the face amount of the notes. Approximately 59% of the unpaid principal balance of the loans purchased was secured by first liens on residential 1-4 family properties. During the nine months ended September 30, 2007, we acquired $492.8 million of notes receivable, of which approximately 46% were secured by first liens on residential 1-4 family properties, at an aggregate purchase price equal to 84% of the face amount of the notes.
Loan Originations
     We conducted our loan origination business through our wholly-owned subsidiary, Tribeca Lending Corp. (“Tribeca”), which we formed in 1997 in order to capitalize on our experience in evaluating and servicing scratch and dent residential mortgage loans. We originated primarily subprime residential mortgage loans to individuals with serious financial difficulties and whose documentation, credit histories, income and other factors caused them to be classified as subprime borrowers and to whom, as a result, conventional mortgage lenders often would not make loans (“Liberty Loans”). The loans we originated typically carried interest rates that were significantly higher than those of prime loans and we believe had fairly conservative loan-to-value ratios at origination. The principal factor in our underwriting guidelines has historically been our determination of the borrower’s equity in his or her home and the related calculation of the loan-to-value ratio based on the appraised value of the property, and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan. In 2005, we began in an increasing number of cases to gather and analyze additional information that allows us to assess to a reasonable degree the borrower’s ability and intent to repay the loan in connection with our credit decision. Throughout the first nine months of 2007, we made several credit tightening adjustments and/or modifications to our subprime loan origination programs principally in response to the changing mortgage origination and weakening housing markets. We chose to focus our marketing efforts on this segment of the 1-4 family residential real estate mortgage market in order to capitalize on our experience in acquiring and servicing loans with similar credit risk characteristics.
     During the third quarter of 2007, we originated $72.0 million in subprime mortgage loans, 97% of which were adjustable-rate (fixed-rate for the first two years) loans. We originated approximately 27% of our mortgage loans on a retail basis, compared with 44% in the third quarter of 2006, and the remainder through our wholesale network of mortgage brokers. During the nine months ended September 30, 2007, we originated $281.8 million in subprime mortgage loans, 89% of which were adjustable-rate (fixed-rate for the first two years) loans. We originated approximately 33% of these mortgage loans on a retail basis, compared with 36% in the nine months ended September 30, 2006, and the remainder through our wholesale network of mortgage lenders. We hold the majority of mortgages we originated in our portfolio and have at times in the past sold the remainder for cash in the whole-loan market, depending on market conditions and our own portfolio goals.
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
     Tribeca closed a total of $6.5 million of the loans in the pipeline and paid $33,000 in fees to the seller of the wholesale origination operation. As of September 30, 2007, Tribeca’s obligation to pay 50 basis points to the seller for closed loans from the acquired pipeline had been satisfied.
     During the quarter ended September 30, 2007, we consolidated the processing, underwriting, closing and administrative operations of Tribeca into a single location, to take advantage of the synergies of this acquisition, and as origination volumes declined due to the tightening of our underwriting standards and the absence of the secondary market for the loans that we originated for sale. As a result, the number of Tribeca employees was reduced to 59 at September 30, 2007, from 144 at March 31, 2007. Additional staff reductions in Tribeca continued subsequent to September 30, 2007 as we ceased to originate loans in November 2007, and we are prohibited from new originations by the terms of the Forbearance Agreements.
     From time to time, we sold a portion of the Tribeca loan originations for cash on a whole-loan, servicing-released basis. Certain whole-loan sale contracts included provisions requiring the Company to repurchase a loan if a borrower failed to make one or more of the first loan payments due on the loan after the date of sale. In addition, the purchaser may require that the Company refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid in full within a certain amount of time from the date of sale.
     In the three and nine months ended September 30, 2007, the Company repurchased $2.3 million and $25.4 million, respectively, of Liberty Loans previously sold to investors. At September 30, 2007, the Company was not subject to any claims by purchasers seeking to repurchase loans previously sold.
Loan Servicing
     We have invested heavily to create a loan servicing capability that is focused on collections, loss mitigation and default management. In general, we seek to ensure that the loans we service are repaid in accordance with the original terms or according to amended repayment terms negotiated with the borrowers. Because we expect our loans will experience above average delinquencies, erratic payment patterns and defaults, our servicing operation is focused on maintaining close contact with our borrowers and as a result is more labor-intensive than traditional mortgage servicing operations. Through frequent communication we are able to encourage positive payment performance, quickly identify those borrowers who are likely to move into seriously delinquent status and promptly apply appropriate loss mitigation strategies. Our servicing staff employs a variety of collection strategies that we have developed to successfully manage serious delinquencies, bankruptcy and foreclosure. Additionally, we maintain a real estate department with experience in property management and the sale of residential properties.

Financing
     We historically financed both our acquisitions of mortgage loan portfolios and our loan originations through various long and short-term borrowing arrangements with Sky Bank, with which we have had a strong relationship since the early 1990s.
     In October 2004, we consolidated all of our arrangements with the bank relating to the term funding of loan acquisitions under a Master Credit and Security Agreement (“Master Credit Facility”). Under this Master Credit Facility, which had been extended to November 30, 2007, we requested loans to finance the purchase of pools of residential mortgage loans or refinance existing outstanding loans. In connection with our business expansion, the bank had arranged for additional financial institutions to participate under our master credit facility. In August 2006, we entered into a $40 million revolving warehouse agreement (referred to as “Flow Warehouse”) with the bank and a participant to accumulate loans acquired on a flow basis prior to aggregating such loans into term debt under the Master Credit Facility. Prior to August 2006, loan acquisitions acquired on a flow basis were funded directly under the Master Credit Facility. Our borrowings under the Flow Warehouse and Master Credit Facility are secured by a first priority lien on the mortgage loans financed by the proceeds of our borrowings. This facility was renewed in August 2007 by the bank for $20 million and for a term of one year.
     To finance the loans it originated, in October 2005, Tribeca entered into a Warehousing Credit and Security Agreement (referred to as “Tribeca Warehouse Facility” or “Tribeca Warehousing Agreement”) with the bank and a participant in order to accumulate loans originated prior to aggregating such loans into term debt under a separate master credit and security agreement with the bank. This warehousing agreement was a revolving commitment for $60 million. The Tribeca Warehouse Facility was renewed in June 2007. In the first quarter of 2006, Tribeca and certain of its subsidiaries entered into a Master Credit and Security Agreement (referred to as “Tribeca Master Credit Facility”) with the bank pursuant to which Tribeca may borrow term funds to finance originated loans temporarily financed under its Warehouse Facility. In the first quarter of 2006, Tribeca also entered into a $100 million Master Credit and Security Agreement with BOS (USA) Inc., an affiliate of the Bank of Scotland; $98 million under this facility was used to consolidate and refinance term loans previously made to Tribeca by the bank.
     On December 28, 2007, Franklin entered into Forbearance Agreements with the bank, which substantially modified the borrowing arrangements summarized above and expressly terminated fundings for new acquisitions and originations under these credit facilities. See “Management’s Discussion and Analysis — Borrowings.”
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods.
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
     Notes Receivable and Income Recognition — The notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions and mortgage and finance companies. Such notes receivable are performing, non-performing or sub-performing at the time of purchase and are generally purchased at a discount from the principal balance remaining. Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. Notes purchased are stated net of purchase discount. The Company reviews its loan portfolios upon purchase of loan pools, at loan boarding, and on a frequent basis thereafter to determine an estimate of the allowance necessary to absorb probable loan losses in its portfolios. Management’s judgment in determining the adequacy of the allowance for loan losses is based on an evaluation of loans within its portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral when considered necessary.
     In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. Accrual of interest on notes receivable, including impaired notes receivable, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Subsequent recognition of income occurs only to the extent payment is received, subject to management’s assessment of the collectibility of the remaining interest and principal. A non-accrual note is restored to an accrual status when collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time.
     Discounts on Acquired Loans — Effective January 1, 2005, as a result of the required adoption of SOP 03-3, the Company was required to change its accounting for loans acquired subsequent to December 31, 2004, which have evidence of deterioration of credit quality since origination and for which it is probable, at the time of our acquisition, that the Company will be unable to collect all contractually required payments. For these loans, the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated by us at the time of acquisition is not accreted into income (nonaccretable discount). The amount representing the excess of cash flows estimated by us at acquisition over the purchase price is accreted into purchase discount earned over the life of the loan (accretable discount). The nonaccretable discount is not accreted into income. If cash flows cannot be reasonably estimated for any loan, and collection is not probable, the cost recovery method of accounting may be used. Under the cost recovery method, any amounts received are applied against the recorded amount of the loan.

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

     The following table sets forth certain information relating to the activity in the accretable and nonaccretable discounts, which are shown as a component of notes receivable principal on the balance sheet, in accordance with SOP 03-3 for the periods indicated. Other real estate owned by the Company is referred to as “OREO.”

	Three Months Ended September 30,
	2007	2006
Accretable Discount
Balance, beginning of period	$17,248,794	$14,240,528
New acquisitions	—	4,000
Accretion	(742,925)	(1,010,378)
Transfers from nonaccretable	9,448,913	695,508
Net reductions relating to loans sold	—	(93,020)
Net reductions relating to loans repurchased	—	(4,297)
Other	—	32,530

Balance, end of period	$25,954,782	$13,864,871

Nonaccretable Discount
Balance, beginning of period	$117,887,304	$39,212,462
New acquisitions	6,504,425	13,741,125
Transfers to accretable	(9,448,913)	(695,508)
Net reductions relating to loans sold	—	(77,996)
Net reductions relating to loans repurchased	(161,099)	—
Net reductions relating to loans charged off	(17,579,853)	—
Other, loans transferred to OREO	(1,051,671)	(3,036,816)

Balance, end of period	$96,150,193	$49,143,267

	Nine Months Ended September 30,
	2007	2006
Accretable Discount
Balance, beginning of period	$12,842,755	$11,360,617
New acquisitions	29,080	2,549,873
Accretion	(2,273,623)	(2,936,851)
Transfers from nonaccretable	15,915,964	2,883,125
Net reductions relating to loans sold	(558,022)	(93,020)
Net reductions relating to loans repurchased	—	(6,486)
Other	(1,372)	107,613

Balance, end of period	$25,954,782	$13,864,871

Nonaccretable Discount
Balance, beginning of period	$60,531,503	$23,981,013
New acquisitions	78,020,542	32,430,347
Transfers to accretable	(15,915,964)	(2,883,125)
Net reductions relating to loans sold	(227,821)	(85,881)
Net reductions relating to loans repurchased	(654,713)	(204,026)
Net reductions relating to loans charged off	(21,570,331)	—
Other, loans transferred to OREO	(4,033,023)	(4,095,061)

Balance, end of period	$96,150,193	$49,143,267

     The Company purchased $35,198,391 and $492,828,610 of loans subject to SOP 03-3, respectively, during the three and nine months ended September 30, 2007. The outstanding balance of notes receivable subject to SOP 03-3 at September 30, 2007 was $1,147,396,800.
     Allowance for Loan Losses — The Company reviews its loan portfolios upon purchase of loan pools, at loan boarding, and on a frequent basis thereafter to determine an estimate of the allowance necessary to absorb probable loan losses in its portfolios. Management’s judgment in determining the adequacy of the allowance for loan losses is based on an evaluation of loans within its portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral when considered necessary. Management believes that the allowance for loan losses is adequate. The allowance for loan losses is a material estimate, which could change significantly in the near term. The table below summarizes the changes in the allowance for loan losses for the three and nine months ended September 30, 2007.

Three Months Ended
September 30, 2007
Allowance for loan losses, July 1, 2007	$48,134,560

Provision for loan losses	257,507,795
Charges for loans transferred to OREO	(1,747,628)
Charge-offs	(45,240,952)
Other	23,467

Allowance for loan losses, September 30, 2007	$258,677,242

Nine Months Ended
September 30, 2007
Allowance for loan losses, January 1, 2007	$53,290,841

Provision for loan losses	262,216,229
Charges for loans transferred to OREO	(6,136,443)
Charge-offs	(50,478,842)
Other	(214,543)

Allowance for loan losses, September 30, 2007	$258,677,242

     Write-downs for declines in the estimated net realizable value of OREO amounted to $5.2 million and $9.9 million during the three and nine months ended September 30, 2007, respectively, which are included in the provision for loan losses.
     Originated Loans Held for Sale — The loans held for sale consist primarily of secured real estate first and second mortgages originated by the Company. Such loans held for sale are performing and are carried at lower of cost or market. The gain/loss on sale is recorded as the difference between the carrying amount of the loan and the proceeds from sale on a loan-by-loan basis. The Company records a sale upon settlement and when the title transfers to the seller.

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
     Originated Loans Held for Investment — During the third quarter of 2006, the Company modified its estimate of the collectibility of accrued interest on certain fully secured loans that are in the foreclosure process. As a result, the Company continues to accrue interest on secured real estate first mortgage loans originated by the Company up to a maximum of 209 days contractually delinquent with a recency payment in the last 179 days, and that are judged to be fully recoverable for both principal and accrued interest based on a foreclosure analysis, which includes an updated estimate of the realizable value of the property securing the loan.
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
     Stock-Based Compensation Plans — The Company maintains share-based payment arrangements under which employees are awarded grants of restricted stock, non-qualified stock options, incentive stock options and other forms of stock-based payment arrangements. Prior to January 1, 2006, the Company accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, compensation cost for stock options was not recognized as long as the stock options granted had an exercise price equal to the market price of the Company’s common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified-prospective transition method.

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
     The compensation cost recognized in income for the plans described below was $65,146 and $169,025 for the three months ended September 30, 2007 and 2006, respectively. The compensation cost recognized in income for the plans described below was $311,182 and $653,263 for the nine months ended September 30, 2007 and 2006, respectively.
     •   Stock Options — The Company awarded stock options to certain officers and directors under the Franklin Credit Management Corporation 1996 Stock Incentive Plan (the “Plan”) as amended. The Compensation Committee of the Board of Directors (the “Compensation Committee”) determines which eligible employees or directors will receive awards, the types of awards to be received, and the terms and conditions thereof.
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
     The Company estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model. The table below presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model for the nine months ended September 30, 2007 and 2006. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses historical data to estimate stock option exercise. The expected term of stock options granted is derived from the output of the model and represents the period of time that stock options granted are expected to be outstanding. The estimates of fair value from these models are theoretical values for stock options and changes in the assumptions used in the models could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Company’s common stock when the stock options are exercised.

	Nine Months Ended September 30,
	2007	2006
Risk-free interest rate	4.96%	3.85%
Weighted average volatility	95.15	47.57
Expected lives (years)	6.0	6.0

     A summary of the status of the Company’s stock option awards as of September 30, 2007 and changes during the nine month period then ended is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Balance, January 1, 2007	355,000	$3.38	5.41 years	$1,014,560

Granted	15,000	4.98	9.69 years	—

Balance, September 30, 2007	370,000	3.44	4.87 years	1,111,560

Options exercisable at September 30, 2007	370,000	$3.44		$1,111,560
     There were 15,000 stock option awards granted to the board of directors that immediately vested during the nine months ended September 30, 2007 and 2006.
     As of September 30, 2007, all of the stock options were vested and related compensation cost was fully recognized. At September 30, 2007, the Company had 10,000 warrants outstanding at an exercise price of $5.00.
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
     •   Restricted Stock — Restricted shares of the Company’s common stock have been awarded to certain executives. The stock awards are subject to restrictions on transferability and other restrictions, and step vest over a three year period.

     A summary of the status of the Company’s restricted stock awards as of September 30, 2007 and changes during the period then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested balance, January 1, 2007	95,000	$8.36

Vested	(20,000)	9.55
Forfeited	—	—

Non-vested balance, September 30, 2007	75,000	$8.15

     As of September 30, 2007, there was $547,161 of unrecognized compensation cost related to the Company’s restricted stock awards, which will be recognized over a period of 2.30 years.
     Operating Segments — SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets. The Company, at September 30, 2007, had two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires performing, reperforming or nonperforming notes receivable and promissory notes from financial institutions and mortgage and finance companies, and services and collects such notes receivable through enforcement of terms of the original note, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage banking segment originates or purchases, subprime residential mortgage loans from individuals whose credit histories, income and other factors cause them to be classified as subprime borrowers.

     The Company’s management evaluates the performance of each segment based on profit or loss from operations before unusual and extraordinary items and income taxes.

	Three Months Ended September 30,
	2007	2006
CONSOLIDATED REVENUE:
Portfolio asset acquisition and resolution	$30,841,271	$28,939,922
Mortgage banking	10,722,275	13,526,735

Consolidated revenue	$41,563,546	$42,466,657

CONSOLIDATED NET INCOME:
Portfolio asset acquisition and resolution	$(146,281,291)	$(1,558,423)
Mortgage banking	(16,639,447)	994,468

Consolidated net income	$(162,920,738)	$(563,955)

	Nine Months Ended September 30,
	2007	2006
CONSOLIDATED REVENUE:
Portfolio asset acquisition and resolution	$97,967,676	$84,774,301
Mortgage banking	33,269,120	36,798,652

Consolidated revenue	$131,236,796	$121,572,953

CONSOLIDATED NET INCOME:
Portfolio asset acquisition and resolution	$(149,913,862)	$(3,149,719)
Mortgage banking	(18,543,865)	2,983,100

Consolidated net income	$(168,457,727)	$(166,619)

	September 30, 2007	December 31, 2006
CONSOLIDATED ASSETS:
Portfolio asset acquisition and resolution	$ 1,302,051,668	$ 1,207,914,463
Mortgage banking	539,788,130	460,443,536

Consolidated assets	$ 1,841,839,798	$ 1,668,357,999

     Recent Accounting Pronouncements — In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its existing financial instruments on the effective date and has not determined whether or not it will elect this option for any eligible financial instruments that may be acquired in the future.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS 157 will have a significant impact on its financial position or results of operations or the manner in which it estimates fair value, but expects that adoption will increase footnote disclosure to comply with SFAS 157 disclosure requirements for financial statements issued after January 1, 2008.
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
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions, requiring recognition in our financial statements. Our evaluation was performed for the tax years ended 2003 through 2006, which remain open to examination by major tax jurisdictions to which we are subject as of September 30, 2007.
     We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Should we receive an assessment for interest and/or penalties, it would be classified in the financial statements as collection, general and administrative expenses.
     During the three months ended September 30, 2007, the Company recorded a tax benefit of $114.0 million due to an operating net loss, which was principally the result of the significant provision for loan losses taken during the quarter. The Company believes that it is more likely than not that the tax benefit will be realized due to the gain on forgiveness of debt the Company recorded during the three months ended December 31, 2007.

Loss before provision for income taxes	$(271,430,908)
Income tax benefit	108,510,170

Net loss	$(162,920,738)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     Safe Harbor Statements. Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in forward-looking statements made by the Company. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, changes in the level of growth in the finance and housing markets, such as slower or negative home price appreciation; (ii) the Company’s relations with the Company’s lenders and such lenders’ willingness to waive any defaults under the Company’s agreements with such lenders; (iii) increases in the delinquency rates of borrowers, (iv) the availability of clients holding sub-prime borrowers for servicing by the Company on a fee paying basis; (vi) changes in the statutes or regulations applicable to the Company’s business or in the interpretation and enforcement thereof by the relevant authorities; (vii) the status of the Company’s regulatory compliance; (viii) the Company’s success in entering new business activities of providing mortgage-related services for other entities, particularly servicing loans for others, in which the Company has no prior experience with servicing loans for others; and (ix) other risks detailed from time to time in the Company’s SEC reports and filings. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company’s filings with the Securities and Exchange Commission, including, but not limited to, those factors discussed under the captions “Risk Factors,” “Interest Rate Risk” and “Real Estate Risk” in the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Allowance for Loan Losses
     Due principally to the rapid and substantial deterioration in the housing and subprime mortgage markets and deterioration in the performance of the Company’s portfolios of acquired and originated loans, including particularly the portfolio of acquired second-lien mortgage loans, the Company reassessed its allowance for loan losses, which resulted in significantly increased estimates of inherent losses in its portfolios. As a result, the provision for loan losses increased to $262.7 million in the quarter ended September 30, 2007, compared with $1.7 million in the quarter ended September 30, 2006. The allowance for loan losses for all portfolios at September 30, 2007 was $258.7 million, compared with $53.3 million at December 31, 2006. See “— Operating Expenses.”
     Until December 28, 2007, the Company was primarily engaged in the acquisition, servicing and resolution of performing, reperforming and nonperforming residential mortgage loans and real estate assets, and the origination of subprime mortgage loans, principally for our portfolio. As a result, the Company will continue to be exposed to the conditions noted above, and depending on those market conditions, we may experience increased delinquencies and defaults on our portfolios that could result in possible additional and significant future losses.

Application of Critical Accounting Policies and Estimates
     The Company’s significant accounting policies are described in Note 2 to the December 31, 2006 consolidated financial statements filed on Form 10-K. We have identified notes receivable and income recognition, discounts on acquired loans, allowance for loan losses, originated loans held for sale, originated loans held for investment, other real estate owned, and income taxes as the Company’s most critical accounting policies and estimates. The following discussion and analysis of financial condition and results of operations is based on the amounts reported in our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In preparing the consolidated financial statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on our consolidated financial statements. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time.

Portfolio Characteristics
Overall Portfolio
     At September 30, 2007, our portfolio (excluding OREO) consisted of $1.44 billion of notes receivable (inclusive of purchase discount not reflected on the face of the balance sheet), $530.2 million of loans held for investment and $920,000 of loans held for sale. Our total loan portfolio grew 19% to $1.97 billion as of September 30, 2007, from $1.66 billion at December 31, 2006. Not boarded loans represent loans serviced by the seller on a temporary basis. The following table sets forth information regarding the types of properties securing our loans.

		Percentage of Total
Property Types	Principal Balance	Principal Balance
Residential 1-4 family	$1,643,285,593	83.48%
Condos, co-ops, PUD dwellings	240,784,011	12.23%
Manufactured and mobile homes	19,422,565	0.99%
Multi-family	823,224	0.04%
Secured, property type unknown(1)	30,204,620	1.54%
Commercial	3,373,396	0.17%
Unsecured loans(2)	29,992,102	1.52%
Other	629,502	0.03%

Total	$1,968,515,013	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.

(2)	The loans included in this category are principally second-lien loans where the residential real estate collateral has been foreclosed by the first-lien holder.
     Geographic Dispersion. The following table sets forth information regarding the geographic location of properties securing the loans in our portfolio at September 30, 2007:

		Percentage of Total
Location	Principal Balance	Principal Balance
California	$267,254,697	13.58%
New York	222,002,360	11.28%
New Jersey	191,711,630	9.74%
Florida	167,614,339	8.51%
Pennsylvania	88,207,288	4.48%
Texas	87,805,068	4.46%
Ohio	66,618,721	3.38%
Maryland	64,483,875	3.28%
Illinois	61,328,712	3.11%
Michigan	57,657,613	2.93%
All Others	693,830,710	35.25%

Total	$1,968,515,013	100.00%

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

		September 30, 2007
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 — 30 days	$1,100,480,328	55.90%	$1,260,494,814	64.03%
Delinquent	31 — 60 days	124,944,457	6.35%	76,065,243	3.86%
	61 — 90 days	10,438,671	0.53%	31,258,982	1.59%
	90+ days	213,771,117	10.86%	81,815,534	4.16%

Bankruptcy	0 — 30 days	30,749,328	1.56%	88,300,973	4.49%
Delinquent	31 — 60 days	7,626,350	0.39%	9,383,435	0.48%
	61 — 90 days	2,693,854	0.14%	3,595,828	0.18%
	90+ days	106,736,276	5.42%	46,525,572	2.36%

Foreclosure	0 — 30 days	779,147	0.04%	32,380,044	1.64%
Delinquent	31 — 60 days	4,619,690	0.23%	16,766,930	0.85%
	61 — 90 days	1,187,643	0.06%	18,614,531	0.95%
	90+ days	364,488,152	18.52%	303,313,127	15.41%

	Total	$1,968,515,013	100.00%	$1,968,515,013	100.00%

Total loans	0 — 30 days	$1,132,008,803	57.51%	$1,381,175,831	70.16%

		December 31, 2006
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 — 30 days	$961,563,124	57.91%	$1,096,675,851	66.04%
Delinquent	31 — 60 days	89,662,792	5.40%	57,397,832	3.46%
	61 — 90 days	12,558,911	0.75%	20,572,952	1.24%
	90+ days	195,922,320	11.80%	85,060,512	5.12%

Bankruptcy	0 — 30 days	38,276,181	2.31%	101,649,384	6.12%
Delinquent	31 — 60 days	8,523,006	0.51%	6,957,591	0.42%
	61 — 90 days	3,231,686	0.19%	2,920,336	0.18%
	90+ days	104,883,243	6.32%	43,386,805	2.61%

Foreclosure	0 — 30 days	622,379	0.04%	8,371,118	0.50%
Delinquent	31 — 60 days	214,085	0.01%	1,789,362	0.11%
	61 — 90 days	244,283	0.02%	2,593,268	0.16%
	90+ days	208,091,113	12.53%	196,418,112	11.83%

Not Boarded(1)		36,687,620	2.21%	36,687,620	2.21%

	Total(2)	$1,660,480,743	100.00%	$1,660,480,743	100.00%

Total loans	0 — 30 days	$1,000,461,684	60.25%	$1,206,696,353	72.67%

(1)	Not boarded represents recently acquired loans serviced by the seller on a temporary basis. Approximately $93.2 million of these loans were contractually current at the time of acquisition and included in the appropriate delinquency categories based on information provided by the seller-servicer. The remaining portion of not boarded loans, for which information has not been entered into our servicing systems, is shown in the not boarded category.

(2)	Excludes $17.2 million of loans sold to investors, which the Company committed to repurchase, that are included on the face of the balance sheet at December 31, 2006.

Notes Receivable Portfolio
     At September 30, 2007, our notes receivable portfolio, which consists of purchased loans, included approximately 29,733 loans with an aggregate unpaid principal balance (“UPB”) of $1.44 billion and a net UPB of $1.08 billion (after allowance for loan losses of $233.9 million), compared with approximately 29,460 loans with an aggregate UPB of $1.25 billion and a net UPB of $1.12 billion (after allowance for loan losses of $52.4 million) as of December 31, 2006. Impaired loans comprise and will continue to comprise a significant portion of our portfolio. A portion of the loans we acquire are impaired loans at the time of purchase. We generally purchase such loans at significant discounts and have considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income is not accrued on impaired loans, interest and fees are received on a portion of loans classified as impaired. The following table provides a breakdown of the notes receivable portfolio by year:

	September 30, 2007	December 31, 2006
Performing loans	$1,084,937,110	$866,296,721
Allowance for loan losses	131,403,754	7,745,261
Nonaccretable discount*	52,471,557	29,536,412

Total performing loans, net of allowance for loan losses and nonaccretable discount	901,061,799	829,015,048

Impaired loans	352,501,925	251,210,748
Allowance for loan losses	102,496,383	44,679,114
Nonaccretable discount*	43,678,636	19,892,190

Total impaired loans, net of allowance for loan losses and nonaccretable discount	206,326,906	186,639,444

Not yet boarded onto servicing system	—	129,906,356
Nonaccretable discount*	—	11,102,901

Not yet boarded onto servicing system, net of allowance for loan losses and nonaccretable discount	—	118,803,455

Total notes receivable, net of allowance for loan losses and nonaccretable discount	1,107,388,705	1,134,457,947

Accretable discount*	25,954,782	12,842,755

Total Notes Receivable, net of allowance for loan losses and accretable/nonaccretable discount	$1,081,433,923	$1,121,615,192

*	Represents purchase discount not reflected on the face of the balance sheet in accordance with SOP 03-3 for loans acquired after December 31, 2004. Accretable discount is the excess of the loan’s estimated cash flows over the purchase prices, which is accreted into income over the life of the loan. Nonaccretable discount is the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated at the time of acquisition.

     The following table provides a breakdown of the balance of our portfolio of notes receivable between fixed-rate and adjustable-rate loans, net of allowance for loan losses and excluding loans purchased but not yet boarded onto our servicing operations system as of September 30, 2007 of $0 and $129,906,356 as of December 31, 2006, respectively.

	September 30, 2007	December 31, 2006
Performing Loans:
Fixed rate	$779,067,120	$755,334,985
Adjustable rate	174,466,236	103,216,474

Total Performing Loans	$953,533,356	$858,551,459

Impaired Loans:
Fixed rate	$154,079,383	$169,586,108
Adjustable rate	95,926,159	36,945,527

Total Impaired Loans	$250,005,542	$206,531,635

Not Boarded Loans	$—	$129,906,356

Total Notes	$1,203,538,898	$1,194,989,450

Accretable discount	$25,954,782	$12,842,755

Nonaccretable discount	$96,150,193	$60,531,503

Total Notes Receivable, net of allowance for loan losses	$1,081,433,923	$1,121,615,192

     Lien Position. The following table sets forth information regarding the lien position of the properties securing our portfolio of notes receivable at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
		Percentage of Total		Percentage of Total
Lien Position	Principal Balance	Principal Balance	Principal Balance	Principal Balance
1st Liens	$483,329,559	33.62%	$365,713,586	29.32%
2nd Liens	954,109,477	66.38%	881,700,239	70.68%

Total	$1,437,439,036	100.00%	$1,247,413,825	100.00%

Loan Acquisitions
     We purchased approximately $35.2 million of principally single-family residential first mortgage loans during the third quarter of 2007, compared with approximately $215.0 million in principally single-family residential mortgage loans during the third quarter of 2006. During the nine months ended September 30, 2007, we purchased $492.8 million of loans as compared with $452.3 million for the same period in 2006. Approximately 59% and 46% of the mortgage loans purchased in the three and nine months ended September 30, 2007, respectively, were secured by first liens. Approximately 5% and 9% of the mortgage loans purchased in the three and nine months ended September 30, 2006, respectively, were secured by first liens. During the three and nine months ended September 30, 2007, we put back $2.2 million and $14.8 million of loans, respectively, principally to one seller, which were purchased in late 2006, and recovered the total amount paid at the time of purchase.

     The following table sets forth the amounts and purchase prices of our mortgage loan acquisitions during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Number of loans	351	3,650	6,341	9,928
Aggregate unpaid principal balance at acquisition	$35,198,391	$215,021,204	$492,828,610	$452,311,109
Purchase price	$28,693,946	$201,280,078	$414,826,661	$417,334,296
Purchase price percentage	82%	94%	84%	92%
Percentage of 1st liens	59%	5%	46%	9%
Percentage of 2nd liens	41%	93%	54%	90%
Percentage of Other	—	2%*	—	1%*

*	Represents $5.0 million of OREO that was acquired in the third quarter of 2006.
Notes Receivable Dispositions
     In the ordinary course of our loan servicing process and through the periodic review of our portfolio of purchased loans, there are certain loans that, for various reasons, we determine to sell. We typically sell these loans on a whole-loan, servicing-released basis, for cash. The following table sets forth our dispositions of purchased loans during the three and nine months ended September 30, 2007 and September 30, 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sale of Performing Loans
Aggregate unpaid principal balance	$—	$3,784,126	$22,255,982	$3,784,126
Gain on sale	$—	$94,862	$31,118	$94,862

Sale of Non-Performing Loans
Aggregate unpaid principal balance	$—	$—	$—	$161,149
Gain on sale	$—	$—	$—	$69,049

Total gain on sale	$—	$94,862	$31,118	$163,911

Tribeca’s Loan Originations
     The following table sets forth Tribeca’s loan originations, as well as dispositions, during the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007		2006	2007		2006
Number of loans originated	313		376	1,164		1,320
Original principal balance(1)	$71,983,001		$91,679,220	$281,846,372		$296,092,427
Average loan amount	$229,978		$243,828	$242,136		$224,312

Originated as fixed	$1,839,300		$11,813,000	$31,304,840		$22,292,900
Originated as ARM(2)	$70,143,701		$79,866,220	$250,541,532		$273,799,527

Number of loans sold	28		235	147		379
Aggregate face value	$5,659,452		$51,510,266	$36,927,474		$85,304,214
Loss/(gain) on sale	$(590,243)		$1,349,724	$(389,510)		$1,686,520
Loss/(gain) on sale percentage	(10.43)	%*	2.62%	(1.05)	%**	1.98	%***

(1)	In the three and nine months ended September 30, 2007, we originated $230,000 and $22.4 million, respectively, of “Alt-A” loans.

(2)	Originated ARM loans are principally fixed-rate for the first two years and six-month adjustable-rate for the remaining term.

*	Included in gain on sale for the three months ended September 30, 2007 are: net gain of $78,000 on the sale of Liberty and other loans originated for sale; a negative mark-to-market valuation of $596,000 on “Alt-A” loans held for sale; a net loss of $58,000 on sales of “Alt-A” loans; and, a net loss of $14,000 from repurchased loans.

**	Included in gain on sale for the nine months ended September 30, 2007 are: net gain of $469,000 on the sale of Liberty and other loans originated for sale; a negative mark-to-market valuation of $746,000 on “Alt-A” loans held for sale; a net loss of $167,000 on sales of “Alt-A” loans; and, a net recovery of $54,000 for previously established early payment default reserves for Liberty Loans sold in 2006.

***	In the nine months ended September 30, 2006, we sold $7.5 million of originated loans held for sale to investors at a loss of $269,000; these loans did not meet investor requirements.
     Property Types of Originated Loans Held for Investment. At September 30, 2007, Tribeca’s portfolio consisted of $530.2 million of loans originated and held for investment and $920,000 of loans held for sale. Tribeca’s portfolio of loans held for investment grew 24% to $530.2 million as of September 30, 2007, from $426.1 million at December 31, 2006. The following table sets forth information regarding the types of properties securing Tribeca’s portfolio of loans held for investment.

	Loans Held for Investment
	at September 30, 2007
		Percentage of Total
Property Types	Principal Balance	Principal Balance
Residential 1-4 family	$495,679,359	93.50%
Condos, co-ops, PUD dwellings	31,634,286	5.97%
Commercial	2,609,393	0.49%
Other	233,346	0.04%

Total	$530,156,384	100.00%

     At September 30, 2007, Tribeca had $843,000 of loans held for sale.

     Geographic Dispersion of Originated Loans. The following table sets forth information regarding the geographic location of properties securing all loans originated by Tribeca during the nine months ended September 30, 2007 and the aggregate portfolio of loans originated and held for investment at September 30, 2007:

	Loans Originated		Loans Held for Investment
	for Nine Months Ended September 30, 2007		at September 30, 2007
	Principal	Percentage of Total	Principal		Percentage of Total
Location	Balance	Principal Balance	Balance		Principal Balance
New York	$81,953,941	29.08%	$162,925,268		30.73%
New Jersey	77,449,664	27.48%	152,410,447		28.75%
Pennsylvania	20,339,239	7.22%	46,824,490		8.83%
Florida	19,988,909	7.09%	30,163,053		5.69%
Maryland	14,542,723	5.16%	25,890,276		4.88%
Connecticut	12,530,906	4.45%	19,158,649		3.61%
Virginia	11,482,711	4.07%	18,119,411		3.42%
Massachusetts	10,115,200	3.59%	25,818,500		4.87%
California	7,284,155	2.58%	11,861,274		2.24%
North Carolina	5,066,800	1.80%	6,319,338		1.19%
All Others	21,092,124	7.48%	30,665,678		5.79%

Total	$281,846,372	100.00%	$530,156,384	*	100.00%

*	UPB before net deferred fees and allowance for loan losses.

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

		September 30, 2007
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 — 30 days	$257,629,403	48.51%	$304,026,754	57.25%
Delinquent	31 — 60 days	44,484,144	8.38%	28,547,903	5.37%
	61 — 90 days	1,202,479	0.23%	15,299,979	2.88%
	90+ days	56,822,561	10.70%	12,263,951	2.31%

Bankruptcy	0 — 30 days	234,805	0.04%	5,820,359	1.10%
Delinquent	31 — 60 days	55,169	0.01%	691,759	0.13%
	61 — 90 days	—	—	1,414,940	0.27%
	90+ days	26,412,185	4.97%	18,775,101	3.53%

Foreclosure*	0 — 30 days	415,975	0.08%	15,519,903	2.92%
Delinquent	31 — 60 days	1,319,025	0.25%	5,361,888	1.01%
	61 — 90 days	696,816	0.13%	7,112,284	1.34%
	90+ days	141,803,415	26.70%	116,241,156	21.89%

	Total	$531,075,977	100.00%	$531,075,977	100.00%

Total loans	0 — 30 days	$258,280,183	48.63%	$325,367,016	61.27%

*	$144.2 million of loans were in various stages of the foreclosure process; our servicing practice for this portfolio is to move loans into our foreclosure collection process at an early stage of delinquency.

		December 31, 2006
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 — 30 days	$188,855,227	45.72%	$239,784,515	58.05%
Delinquent	31 — 60 days	31,652,388	7.66%	23,558,856	5.70%
	61 — 90 days	2,561,701	0.62%	8,105,861	1.96%
	90+ days	76,292,627	18.47%	27,912,711	6.76%

Bankruptcy	0 — 30 days	134,904	0.03%	2,039,871	0.49%
Delinquent	31 — 60 days	55,652	0.02%	330,509	0.08%
	61 — 90 days	—	—	—	—
	90+ days	9,885,179	2.39%	7,705,355	1.87%

Foreclosure(1)	0 — 30 days	—	—	1,894,422	0.46%
Delinquent	31 — 60 days	—	—	621,003	0.15%
	61 — 90 days	—	—	1,258,886	0.31%
	90+ days	103,629,240	25.09%	99,854,929	24.17%

	Total(2)	$413,066,918	100.00%	$413,066,918	100.00%

Total loans	0 — 30 days	$188,990,131	45.75%	$243,718,808	59.00%

(1)	$103.6 million of loans were in various stages of the foreclosure process; our servicing practice for this portfolio is to move loans into our foreclosure collection process at an early stage of delinquency.

(2)	Excludes $17.2 million of loans sold to investors, which the Company committed to repurchase, that are included on the face of the balance sheet at December 31, 2006.
     During 2006, our loans held for investment, principally Liberty Loans, became more seasoned and a significant portion of our Liberty Loans moved into the foreclosure process. At September 30, 2007, $143.0 million of Liberty Loans, or 27% of the portfolio of loans held for investment were in our foreclosure process, compared with $102.7 million, or 25%, at December 31, 2006 and $44.7 million, or 12%, at December 31, 2005. Our Servicing department personnel evaluates the collateral of each loan in the foreclosure process for its estimated realizable value, utilizing updated BPOs; the estimated losses on future disposition, which were included in the allowance for loan losses, aggregated approximately $5.8 million at September 30, 2007. In addition, our experience with Liberty Loans is that a percentage of the loans in the foreclosure process pay off in full, and that such payoffs include approximately 90% of all unpaid interest due on the loans being repaid at the time of payoff, prior to actual foreclosure sale. During the quarter ended September 30, 2007, due to declining housing prices in general and a rapid and severe credit tightening throughout the mortgage industry, total portfolio payoffs through borrower refinancing declined by approximately 36% from the quarter ended June 30, 2007 as it became more difficult for borrowers with any type of credit deficiency to refinance their loans.

Other Real Estate Owned
     The following table sets forth our real estate owned, or OREO portfolio, and OREO sales during the three and nine months ended September 30, 2007 and September 30, 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Other real estate owned	$41,410,637	$22,717,436	$41,410,637	$22,717,436
OREO as a percentage of total assets	2.25%	1.45%	2.25%	1.45%
OREO sold	$6,717,392	$6,096,869	$22,644,877	$21,927,070
Gain on sale	$390,653	$70,056	$629,460	$1,312,339
Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Overview. The Company had a net loss of $162.9 million for the third quarter of 2007, compared with a net loss of $564,000 for the third quarter of 2006. Due principally to the rapid and substantial deterioration in the housing and subprime mortgage markets and deterioration in the performance of the Company’s portfolios of acquired and originated loans, including particularly the portfolio of acquired second-lien mortgage loans, the Company reassessed its allowance for loan losses, which resulted in significantly increased estimates of inherent losses in its portfolios. As a result, the provision for loan losses increased to $262.7 million in the quarter ended September 30, 2007, compared with $1.7 million in the quarter ended September 30, 2006. The allowance for loan losses at September 30, 2007 was $258.7 million in the aggregate, compared with $53.3 million at December 31, 2006. See “— Operating Expenses.”
     The Company had a loss per common share for the three months ended September 30, 2007 of $20.51 both on a diluted and basic basis, compared to a loss of $0.07 both on a diluted and basic basis for the three months ended September 30, 2006. Revenues decreased by 2% to $41.6 million for the three months ended September 30, 2007, from $42.5 million for the three months ended September 30, 2006. During the third quarter of 2007, we acquired first and second lien loans with an aggregate face amount of $35.2 million and we originated $72.0 million of subprime 1-4 family residential loans. We increased the size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at September 30, 2007 to $1.61 billion from $1.56 billion at the end of 2006. Interest income increased by $2.8 million, or 8%, in the third quarter of 2007 compared with the third quarter of 2006, due to the increase in our total loan portfolios, which was substantially offset by increased interest reversals on non-accrual loans due to increased serious delinquencies in the Company’s loan portfolios. Correspondingly, our total debt outstanding grew to $1.94 billion at September 30, 2007 from $1.58 billion at December 31, 2006. As a result principally of the increase of our total debt, interest expense (inclusive of amortization of deferred financing costs and success fees) increased by $8.6 million, or 28%, for the third quarter of 2007 compared with the same period in 2006. Our average cost of funds during the three months ended September 30, 2007 decreased to 8.11% from 8.13% during the three months ended September 30, 2006. At September 30, 2007, the weighted average interest rate of borrowed funds was 8.14%. Collection, general and administrative expenses decreased by $165,000, or 2%, to $10.3 million during the three months ended September 30, 2007, from $10.4 million for the same period in 2006. The provision for loan losses increased $261.0 million to $262.7 million in the three months ended September 30, 2007, principally due to the reasons described above. See “Operating Expenses.” Gains on loan sales decreased by $1.9 million to a loss of $590,000 in the three months ended September 30, 2007. The Company had stockholders’ deficit of $120.6 million at September 30, 2007, compared to $47.6 million of stockholders’ equity at December 31, 2006.
     Revenues. Total revenues decreased by $903,000, or 2%, to $41.6 million during the third quarter of 2007, from $42.5 million during the same period in 2006. Revenues include interest income, purchase discount earned, gains on sales of notes receivable, gains on sales of originated loans, gains on sales of OREO and prepayment penalties and other income.
     Interest income increased by $2.8 million, or 8%, to $38.7 million during the three months ended September 30, 2007 from $35.9 million during the three months ended September 30, 2006. The increase in interest income reflected a 25% increase in the portfolios of gross notes receivable and loans held for investment, which was substantially offset by increased interest reversals on non-accrual loans in both the notes receivable and loans held for investment portfolios during the three months ended September 30, 2007 compared with the three months ended September 30, 2006.
     Purchase discount earned decreased by $1.6 million, or 58%, to $1.1 million during the third quarter of 2007 from $2.7 million during the third quarter of 2006. This decrease resulted primarily from less purchase discount available for accretion due to the prices paid for portfolios purchased in 2005 and 2006, a declining balance of purchase discount remaining for accretion from pre-2005 acquisitions and a slower rate of prepayments. In addition, a substantial portion of the discount on acquisitions during the nine months ended September 30, 2007 was recorded as “Nonaccretable discount,” which was allocated to cover expected future losses on the portfolios, and therefore, not accreted into income. We received $44.5 million of principal payments from notes receivable during the three months ended September 30, 2007, compared with $66.5 million of principal payments during the same quarterly period in 2006.
     The Company did not sell any loans from its notes receivable portfolio during the three months ended September 30, 2007. The Company realized a gain of $95,000 from sales of $3.8 million of performing notes receivable during the three months ended September 30, 2006.
     Gain on sales of originated loans decreased by $1.9 million, or 144%, to a loss of $590,000 during the three months ended September 30, 2007, from a gain of $1.3 million during the three months ended September 30, 2006. The Company sold $5.7 million of originated loans during the three months ended September 30, 2007, compared with $51.5 million of loans sold during the three months ended September 30, 2006. In the three months ended September 30, 2007, $1.6 million of Liberty Loans were sold for a net gain of $23,000, and a negative mark-to-market valuation on “Alt-A” loans transferred to portfolio at the lower of cost or market value and a loss on “Alt-A” loans sold amounted to a net loss of $654,000. The average loss on loans sold, including a $596,000 mark-to-market valuation on the “Alt-A” loans transferred, was 10.43% during the third quarter of 2007 compared with an average gain of 2.62% during the third quarter of 2006.
     Gain on sales of OREO increased by $321,000, or 458%, to $391,000 during the three months ended September 30, 2007, from $70,000 during the three months ended September 30, 2006. We sold 89 OREO properties with an aggregate carrying value of $6.7 million during the third quarter of 2007, as compared to 106 OREO properties with an aggregate carrying value of $6.1 million during the third quarter of 2006. The increase in the gain on sale of OREO properties was due in part to certain high equity properties that were sold in the three months ended September 30, 2007.
     Prepayment penalties and other income (principally late charges and other servicing fees) decreased by $474,000, or 19%, to $2.0 million during the three months ended September 30, 2007 from $2.4 million during the corresponding period last year. This decrease was primarily due to a slower rate of loan payoffs in general and fewer payoffs from states where prepayment penalties are allowed during the three months ended September 30, 2007, as compared with the corresponding period in 2006. This decrease was partially offset by increased late charges resulting primarily from the growth in the size of our loan portfolios and an increase in late payments.
     Operating Expenses. Total operating expenses increased by $269.5 million, or 620%, to $313.0 million during the third quarter of 2007 from $43.5 million during the same period in 2006. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.
     Interest expense increased by $9.6 million, or 33%, to $39.1 million during the three months ended September 30, 2007, from $29.5 million during the three months ended September 30, 2006. This increase was principally the result of the increase in total debt, which was $1.94 billion as of September 30, 2007 as compared with $1.50 billion as of September 30, 2006, reflecting additional borrowings to fund the growth in total assets during this period. Our average cost of funds during the three months ended September 30, 2007 decreased to 8.11% from 8.13% during the three months ended September 30, 2006, reflecting repayments of older term debt with higher margins over LIBOR than the margins on new term debt. See “Borrowings.”
     Collection, general and administrative expenses decreased by $165,000, or 2%, to $10.3 million during the three months ended September 30, 2007, from $10.4 million during the corresponding period in 2006, despite the growth of the Company and the increase in total assets. Collection, general and administrative expenses as a percentage of average assets decreased to 2.14% during the three months ended September 30, 2007 from 2.75% during the three months ended September 30, 2006. Salaries and employee benefits expenses increased by $342,000, or 8%, principally reflecting an increase in the number of employees in our origination business (Tribeca), which increased due to the addition of employees from the wholesale origination unit acquired in February 2007. While significant reductions in Tribeca’s workforce took place in the latter part of the three months ended September 30, 2007, the corresponding reduction in personnel expense was not fully realized until the fourth quarter of 2007. The Company ended the third quarter of 2007 with 225 employees, as compared to 232 employees at the end of the third quarter of 2006. Legal fees, principally relating to increased activity with respect to foreclosures, increased by $95,000, or 6%, to $1.6 million from $1.5 million during the same period last year. The increase in foreclosure activity and the associated legal costs were principally the result of an increase of Liberty Loans in the foreclosure process. Professional fees decreased by $267,000, or 33%, to $554,000 from $821,000 compared to the same period last year, principally due to a decrease in recruitment fees. All other general and administrative expenses, including rent, insurance, licenses, maintenance and support for our computer systems, and portfolio acquisition costs, increased by $312,000, which is attributable principally to the additional costs of the wholesale origination unit acquired in February 2007.
     During the nine months ended September 30, 2007, the U.S. housing and subprime mortgage markets experienced rapid and substantial deterioration. This deterioration gave rise to industry-wide increases in mortgage delinquencies reflecting the decline in collateral values and related declines in borrowers’ equity in their homes, particularly with respect to subprime loans originated throughout the mortgage industry during 2005, 2006 and the early months of 2007, which were characterized by collateral values established at the height of the U.S. real estate market and also, often, by lax underwriting standards. Additionally, during the quarter ended September 30, 2007, there was a significant tightening of new credit throughout the mortgage lending industry, particularly in the subprime segment of the industry, which increased the difficulty for borrowers with imperfect credit histories to refinance their mortgages. In light of these factors, and their impact on the Company’s portfolio, a substantial portion of which is comprised of second lien mortgages purchased from others during the past several years, the Company reassessed its allowance for loan losses as of September 30,

2007. This reassessment resulted in significantly increased estimates of inherent losses in the portfolios of purchased loans, particularly the purchased second-lien mortgage loans, and originated subprime loans, which resulted in an increase in the provision for loan losses of $261.0 million to $262.7 million in the quarter ended September 30, 2007, compared with a provision of $1.7 million in the quarter ended September 30, 2006. The allowance for loan losses at September 30, 2007 was $258.7 million in the aggregate, compared with $53.3 million at December 31, 2006.
     Amortization of deferred financing costs decreased by $1.0 million, or 66%, to $527,000 during the third quarter of 2007 from $1.6 million during the third quarter of 2006. This decrease resulted primarily from a slower rate of prepayments on all portfolios of loans and, which caused reduced prepayments of the Company’s borrowed funds, combined with a reduction in the origination fees charged by our lender. The origination fees charged by our bank for new term debt were reduced from 0.75% to 0.50% for loans acquired after June 23, 2006, and from 1.00% to 0.50% for loans originated after June 30, 2005.
     Depreciation expenses increased by $78,000, or 27%, to $364,000 in the third quarter of 2007. This increase during the three months ended September 30, 2007 was principally due to $485,000 in fixed assets purchased with the acquisition of the wholesale originations unit in February 2007 and new enhancements to our mortgage origination software.
     Our pre-tax income decreased by $270.4 million to a loss of $271.4 million during the three months ended September 30, 2007, from a loss of $995,000 during the three months ended September 30, 2006 for the reasons set forth above.
     During the three months ended September 30, 2007, the Company had a tax benefit of $108.5 million, principally due to the provision for loan losses in the amount of $262.7 million, as compared to a tax benefit of $431,000 during the three months ended September 30, 2006.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Overview. The Company had a net loss of $168.5 million for the first nine months of 2007, compared with a net loss of $167,000 for the first nine months of 2006. Due principally to the rapid and substantial deterioration in the housing and subprime mortgage markets and deterioration in the performance of the Company’s portfolios of acquired and originated loans, including particularly the portfolio of acquired second-lien mortgage loans, the Company reassessed its allowance for loan losses in the quarter ended September 30, 2007, which resulted in significantly increased estimates of inherent losses in the portfolios. As a result, the provision for loan losses increased to $272.7 million for the nine months ended September 30, 2007, compared with $6.7 million in the nine months ended September 30, 2006. See “Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006 — Operating Expenses.”
     The Company had a loss per common share for the nine months ended September 30, 2007 of $21.22 both on a diluted and basic basis, compared to a loss of $0.02 both on a diluted and basic basis for the nine months ended September 30, 2006. Revenues increased by 8% to $131.2 million for the nine months ended September 30, 2007, from $121.6 million for the nine months ended September 30, 2006. During the first nine months of 2007, we acquired first and second lien mortgage loans with an aggregate face amount of $492.8 million and we originated $281.8 million of subprime 1-4 family first lien mortgage loans. We increased the size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at September 30, 2007 to $1.61 billion from $1.56 billion at the end of 2006, and from $1.47 billion at September 30, 2006. Interest income increased by $16.4 million, or 16%, to $121.0 million during the nine months ended September 30, 2007, from $104.6 million during the nine months ended September 30, 2006, due to the growth of our total loan portfolios, which was significantly reduced by increased interest reversals on non-accrual loans due to increased serious delinquencies in the Company’s loan portfolios. Correspondingly, our total debt outstanding grew to $1.94 billion at September 30, 2007 from $1.58 billion at December 31, 2006, and from $1.50 billion at September 30, 2006. As a result principally of the increase of our total debt, interest expense (inclusive of amortization of deferred financing costs and success fees) increased by $22.9 million, or 27%, during the first nine months of 2007 compared with the same period in 2006. Our average cost of funds during the nine months ended September 30, 2007 decreased to 7.89% from 7.92% during the nine months ended September 30, 2006. At September 30, 2007, the weighted average interest rate of borrowed funds was 8.14%. Collection, general and administrative expenses increased $1.1 million, or 4%, to $29.9 million during the nine months ended September 30, 2007, from $28.8 million for the same period in 2006. The increase in collection, general and administrative expenses reflected for the most part the growth of the Company, as total assets increased 18% from September 30, 2006. The provision for loan losses increased $266.0 million to $272.7 million in the nine months ended September 30, 2007, principally due to the reasons described above. Gains on loan sales decreased by $2.1 million to a loss of $390,000 in the nine months ended September 30, 2007 compared to a gain of $1.7 million in the nine months ended September 30, 2006. The Company had stockholders’ deficit of $120.6 million at September 30, 2007, compared to $47.6 million of stockholders’ equity at December 31, 2006.
     Revenues. Total revenues increased by $9.7 million, or 8%, to $131.2 million during the first nine months of 2007, from $121.6 million during the same period in 2006. Revenues include interest income, purchase discount earned, gains on sales of notes receivable, gains on sales of originated loans, gains on sales of OREO and prepayment penalties and other income.
     Interest income increased by $16.4 million, or 16%, to $121.0 million during the nine months ended September 30, 2007 from $104.6 million during the nine months ended September 30, 2006. The increase in interest income reflected a 25% increase in the portfolios of gross notes receivable and loans held for investment, which was substantially reduced by increased interest reversals on non-accrual loans in both the notes receivable and loans held for investment portfolios during the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006.
     Purchase discount earned decreased by $3.0 million, or 43%, to $3.9 million during the first nine months of 2007 from $6.9 million during the first nine months of 2006. This decrease resulted primarily from less purchase discount available for accretion due to the prices paid for portfolios purchased in 2005 and 2006, a declining balance of purchase discount remaining for accretion from pre-2005 acquisitions and a slower rate of prepayments. In addition, a substantial portion of the discount on acquisitions during the nine months ended September 30, 2007 was recorded as “Nonaccretable discount,” which was allocated to cover expected future losses in these portfolios, and therefore, not accreted into income. We received $150.2 million of principal payments from notes receivable during the nine months ended September 30, 2007, compared with $207.5 million of principal payments during the same period in 2006.
     Gain on sales of notes receivable decreased by $133,000, or 81%, to $31,000 for the nine months ended September 30, 2007 from $164,000 for the nine months ended September 30, 2006. The Company sold $22.3 million of performing lower coupon notes receivable during the nine months ended September 30, 2007, as compared to $3.8 million of performing notes receivable and $161,000 of non-performing notes receivable during the nine months ended September 30, 2006.
     Gain on sales of originated loans, which included a net recovery of $54,000 for an unused portion of a repurchase reserve for loans sold in 2006, a negative mark-to-market valuation on “Alt-A” loans transferred to portfolio at the lower of cost of market value and a net loss for “Alt-A” loans sold amounted to a net loss of $913,000, decreased by $2.1 million, or 123%, to a loss of $390,000 during the nine months ended September 30, 2007, from a gain of $1.7 million during the nine months ended September 30, 2006. The Company sold $36.9 million of originated loans during the nine months ended September 30, 2007, compared with $85.3 million of loans during the nine months ended September 30, 2006. $7.5 million of the loans sold in the first nine months of 2006, which were originated for sale to investors, but, for various reasons, did not meet investor requirements, were sold at a loss. In the nine months ended September 30, 2007, $24.3 million of Liberty Loans were sold for a net gain of $183,000 and other loans originated for sale were sold for a net gain of $286,000. The average loss on loans sold, including the reserve recapture and mark-to-market valuation for “Alt-A” loans held for sale, was 1.05% during the first nine months of 2007 compared with an average gain of 2.27% during the first nine months of 2006, excluding the $7.5 million of loans sold at a loss.
     Gain on sales of OREO decreased by $683,000, or 52%, to $629,000 during the nine months ended September 30, 2007, from $1.3 million during the nine months ended September 30, 2006. We sold 330 OREO properties with an aggregate carrying value of $22.6 million during the first nine months of 2007, as compared to 391 OREO properties with an aggregate carrying value of $21.9 million during the first nine months of 2006. The decrease in the gain on sale of OREO properties was due principally to the decline in housing values throughout most of the country during 2007.
     Prepayment penalties and other income (principally late charges and other servicing fees) decreased by $890,000, or 13%, to $6.1 million during the nine months ended September 30, 2007 from $7.0 million during the corresponding period last year. This decrease was primarily due to a slower rate of loan payoffs in general and fewer payoffs of self-originated Liberty Loans from states where prepayment penalties are allowed, during the nine months ended September 30, 2007, as compared with the corresponding period in 2006. This decrease was partially offset by increased late charges resulting primarily from the growth in the size of our loan portfolios and an increase in late payments.
     Operating Expenses. Total operating expenses increased by $290.2 million, or 238%, to $412.1 million during the first nine months of 2007 from $121.9 million during the same period in 2006. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.
     Interest expense increased by $24.2 million, or 30%, to $106.1 million during the nine months ended September 30, 2007, from $81.9 million during the nine months ended September 30, 2006. This increase was the result of the increase in total debt, which was $1.94 billion as of September 30, 2007 as compared with $1.50 billion as of September 30, 2006, reflecting additional borrowings to fund the growth in total assets during this period. In addition, our average cost of funds during the nine months ended September 30, 2007 decreased to 7.89% from 7.92% during the nine months ended September 30, 2006, reflecting repayments of older term debt with higher margins over LIBOR than the margins on new term debt. See “Borrowings.”
     Collection, general and administrative expenses increased by $1.1 million, or 4%, to $29.9 million during the nine months ended September 30, 2007, from $28.8 million during the corresponding period in 2006, principally reflecting the additional costs of the wholesale origination unit acquired in February 2007. Collection, general and administrative expenses as a percentage of average assets decreased to 2.27% during the nine months ended September 30, 2007 from 2.66% during the nine months ended September 30, 2006. Salaries and employee benefits expenses increased by $1.0 million, or 8%, principally reflecting the addition of employees from the acquisition of the wholesale origination unit. The Company ended the first nine months of 2007 with 225 employees, as compared to 232 employees at the end of the first nine months of 2006. Legal fees, principally relating to increased activity with respect to foreclosures, increased by $608,000, or 15%, to $4.6 million from $4.0 million during the same period last year, reflecting principally increased foreclosure activity of Liberty Loans. Professional fees decreased by $694,000, or 30%, to $1.6 million from $2.3 million, essentially due to decreased recruitment fees compared to the same period last year. All other general and administrative expenses, including rent, insurance, licenses, maintenance and support for our computer systems, and portfolio acquisition costs, increased by $185,000.
     The provision for loan losses increased by $266.0 million to $272.7 million during the nine months ended September 30, 2007, from $6.7 million during the nine months ended September 30, 2006, as a result of the Company’s reassessment of its allowance for loan losses as of September 30, 2007 and the increased provision for loan losses recognized during the three months ended September 30, 2007.
     Amortization of deferred financing costs decreased by $1.3 million, or 36%, to $2.3 million during the first nine months of 2007 from $3.6 million during the first nine months of 2006. This decrease resulted primarily from a slower rate of prepayments on the Company’s loan portfolios, which caused reduced prepayments of borrowed funds, coupled with a reduction of the origination fees charged by our lender to fund portfolio acquisitions and loan originations. The origination fees for term debt were reduced from 0.75% to 0.50% for loans acquired after June 23, 2006, and from 1.00% to 0.50% for loans originated after June 30, 2005.
     Depreciation expenses increased by $232,000, or 27%, to $1.1 million in the first nine months of 2007. This increase during the nine months ended September 30, 2007 was in part due to $485,000 in fixed assets purchased with the acquisition of the wholesale originations unit and new enhancements to our mortgage origination software.
     Our pre-tax loss increased by $280.6 million to a loss of $280.9 million during the nine months ended September 30, 2007, from a loss of $292,000 during the nine months ended September 30, 2006 for the reasons set forth above.
     During the nine months ended September 30, 2007, the Company had a tax benefit of $112.4 million, principally due to the provision for loan losses in the amount of $272.7 million, as compared to a tax benefit of $126,000 during the nine months ended September 30, 2006.
Liquidity and Capital Resources
General
     During the three months ended September 30, 2007, we purchased 351 loans, consisting of first and second lien mortgages, with an aggregate face value of $35.2 million at an aggregate purchase price of $28.7 million, or 82% of face value. During the nine months ended September 30, 2007, we purchased 6,341 first and second lien mortgage loans with an aggregate face value of $492.8 million at an aggregate purchase price of $414.8 million, or 84% of face value. All purchased loans were funded through borrowings under our master credit facility. We ceased to acquire and originate loans in November 2007, and under the terms of the Forbearance Agreements, the Company can not originate or acquire mortgage loans or other assets without the prior consent of the bank.
     During the three and nine months ended September 30, 2007, we originated $72.0 million and $281.8 million of loans, respectively, through our origination subsidiary, Tribeca. Originations were initially funded through borrowings under our warehouse facility, and loans originated for portfolio are subsequently funded with term debt under our Tribeca master credit facility after transfer from the warehouse facility. In the first quarter of 2006, Tribeca and certain of its subsidiaries entered into master credit and security agreements with each of our principal lender, Huntington National Bank, and BOS

(USA) Inc., an affiliate of Bank of Scotland, the proceeds of which were used to refinance and consolidate certain term loans with our principal lender. We have had one principal source of external funding to meet our liquidity requirements, in addition to the cash flow provided from borrower payments of interest and principal on mortgage loans. See “— Borrowings.” In addition, we have had the ability to sell loans in the secondary market. We have sold pools of acquired mortgage loans and newly originated Liberty Loans from time to time, and we have sold loans that we have originated specifically for sale into the secondary market on a regular basis. Due to current secondary market conditions, sales of loans in the near future are unlikely. Currently, the Company is prohibited from purchasing or originating loans under the terms of the Forbearance Agreements entered into with the bank effective December 28, 2007.
     On July 2, 2007, the pending merger between Sky Bank and Huntington Bancshares Inc. that was announced in December 2006 was completed.
     Short-term Investments. The Company’s short-term investment portfolio includes U.S. treasury bills, investment-grade commercial paper and money market accounts. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs and expansion of the loan portfolio, while taking minimal credit risk. At September 30, 2007, the Company had short-term investments of $26.7 million.
     Cost of Funds. As of September 30, 2007, we had total borrowings of $1.94 billion, of which $1.88 billion was under our credit facilities and an aggregate of $63.1 million was under our warehouse facilities. Substantially all of the debt under our credit facilities was incurred in connection with the purchase and origination of, and is secured by, our acquired notes, originated loans held for investment and OREO portfolios. At September 30, 2007, the interest rates on our term debt were as follows:

Prime rate plus a margin of 0.25% to 1.75%	$2,195,047
FHLB 30-day LIBOR advance rate plus 2.00%	172,355,891
FHLB 30-day LIBOR advance rate plus 2.17%	96,362,103
FHLB 30-day LIBOR advance rate plus 2.22%	564,832,498
FHLB 30-day LIBOR advance rate plus 2.30%	44,380,944
FHLB 30-day LIBOR advance rate plus 2.35%	48,785,018
FHLB 30-day LIBOR advance rate plus 2.37%	591,644,745
FHLB 30-day LIBOR advance rate plus 2.50%	353,510,085
FHLB 30-day LIBOR advance rate plus 3.245%	346,487
FHLB 30-day LIBOR advance rate plus 3.745%	840,270

$1,875,253,088

     At September 30, 2007, the weighted average interest rate on term debt was 8.14%. Our warehouse facilities were utilized to fund Tribeca’s originations of loans and the acquisition of loans through our “Flow Acquisitions Group” pending sale to others or pending funding under our term debt facilities for loans to be held in portfolio. The interest rate on the warehouse debt was 7.25% at September 30, 2007, as compared to a rate of 7.75% at September 30, 2006.
Cash Flow from Operating, Investing and Financing Activities
     Liquidity represents our ability to obtain adequate funding to meet our financial obligations. Our liquidity position is affected by mortgage loan purchase and origination volume, mortgage loan payments, including prepayments, loan maturities and the amortization and maturity structure of borrowings under our credit facilities. In accordance with the terms of our credit facilities with our lenders, we received a cash allowance that has been adequate to meet our operating expenses.
     At September 30, 2007, we had cash and cash equivalents of $7.1 million compared with $4.0 million at December 31, 2006. Restricted cash of $31.5 million and $32.7 million at September 30, 2007 and December 31, 2006, respectively, was restricted under our credit agreements and lockbox facility with our lead lending bank, Huntington National Bank.
     Substantially all of our assets are invested in our portfolios of notes receivable, loans held for investment, OREO and loans held for sale. Primary sources of our cash flow for operating and investing activities have been borrowings under our debt facilities, collections of interest and principal on notes receivable and loans held for investment and proceeds from sales of notes and OREO properties. Primary uses of cash included purchases of notes receivable, origination of loans and for operating expenses. We have relied significantly upon our lender and the other banks that participate in the loans made to us by our lender to provide the funds necessary for the purchase of notes receivable portfolios and the origination of loans. While we have historically been able to finance these purchases and originations, we have not had committed loan facilities in significant excess of the amount we currently had outstanding under our credit facilities. Franklin ceased to acquire and originate loans in November 2007, and under the terms of the Forbearance Agreements, the Company is expressly prohibited from originating or acquiring loans or other assets without the prior consent of the bank.
     Net cash used in operating activities was $7.5 million during the nine months ended September 30, 2007, compared with cash provided of $1.9 million during the nine months ended September 30, 2006. The decrease in cash provided by operating activities during the nine months ended September 30, 2007 was due primarily to an increase in the volume of “Alt-A” loans originated for sale in the secondary market that were not sold as of September 30, 2007.
     Net cash used in investing activities was $329.6 million in the nine months ended September 30, 2007, compared to $228.5 million of cash used in the nine months ended September 30, 2006. The increase in cash used during the nine months ended September 30, 2007 was primarily due to a $109.4 million decrease in principal collections on both notes receivable and loans held for investment due to a slower rate of prepayments compared to the same period last year.
     Net cash provided by financing activities increased to approximately $340.2 million during the nine months ended September 30, 2007, from $227.8 million provided by financing activities during the nine months ended September 30, 2006. Proceeds from notes payable increased $14.3 million and proceeds from financing agreements increased $56.4 million, both due to increased portfolio purchases during the period. Net payoffs of notes payable and financing agreements declined by $60.0 million as a result of slower prepayments on the Company’s portfolios of notes receivable and loans held for investment. These changes were partially offset by an $18.1 million decrease in the repurchase obligation in the first nine months of 2007, which was funded by an increase in the proceeds from notes payable.
Borrowings
     As of September 30, 2007, the Company owed an aggregate of $1.94 billion under several credit facilities with our lenders. These borrowings are shown in the Company’s financial statements as “Notes payable” (referred to as “term loans” herein) and “Financing agreements” (referred to as the “Warehouse Facility” or “Warehouse Facilities” herein).

Forbearance Agreements with Lead Lending Bank
     On December 28, 2007, the Company entered into a series of agreements with Huntington, pursuant to which the bank agreed to forbear with respect to certain defaults of the Company relating to the Company’s indebtedness to the bank and restructure approximately $1.93 billion of such indebtedness to the bank and its participant banks.
     The Restructuring did not relate to:
•	$44.5 million of the Company’s indebtedness under the Master Credit and Security Agreement, dated as of October 13, 2004, as amended, by and among Franklin Credit, certain subsidiaries of Franklin Credit and the bank (the “Franklin Master Agreement”); and,

•	$44.8 million of Tribeca’s indebtedness to BOS (USA) Inc., an affiliate of Bank of Scotland, under the Master Credit and Security Agreement, dated March 24, 2006, by and among Tribeca, certain subsidiaries and BOS.
     These amounts remain subject to the original terms specified in the applicable agreements (the “Unrestructured Debt”).
     Loan Restructuring. Pursuant to the Restructuring:
•	the Company acknowledged, and the bank waived, certain existing defaults under the Company’s existing credit facilities with the bank;

•	Franklin Credit’s indebtedness to the bank was reduced by $300 million and Franklin Credit paid a restructuring fee of $12 million to the bank;

•	the remaining approximately $1.54 billion of outstanding indebtedness to the bank, including approximately $1.05 billion of outstanding indebtedness of Franklin Credit and approximately $491.1 million of outstanding indebtedness of Tribeca, was restructured into six term loans with modified terms and a maturity date of May 15, 2009; and,

•	the Company paid all of the accrued interest on its debt outstanding to the bank through December 27, 2007 and guaranteed payment and performance of the restructured indebtedness.

     Terms of the Restructured Indebtedness. The following table summarizes the principal economic terms of the Company’s indebtedness immediately following the Restructuring.

			Applicable
		Outstanding	Interest	Required Monthly	Required Monthly
	Outstanding	Principal	Margin Over	Principal	Principal
	Principal Amount —	Amount —	LIBOR	Amortization —	Amortization —
	Franklin Credit	Tribeca	(basis points)	Franklin Credit	Tribeca
Tranche A	$600,000,000	$400,000,000	225	$5,400,000	$3,600,000
Tranche B	$323,255,000	$91,142,000	275	$750,000	$250,000
Tranche C	$125,000,000	N/A	N/A (1)	N/A (2)	N/A
Tranche D	$1,033,000 (3)	N/A	250 (4)	N/A	N/A
Unrestructured Debt	$44,537,000	$44,835,000	235-250	$148,000	$498,000

(1)	The applicable interest rate is fixed at 10% per annum. Interest will be paid in kind during the term of the forbearance.

(2)	Tranche C requires no principal amortization. All principal is due at maturity.

(3)	Tranche D serves as a revolving credit line with a maximum availability of $5 million, and an additional $5 million which may be used for issuance of letters of credit.

(4)	Does not include a letter of credit facing fee of 0.125% per annum on the average daily undrawn amount of each issued and outstanding letter of credit.
     The interest rate under the terms of the Forbearance Agreements that is the basis, or index, of the Company’s interest cost is the one-month London Interbank Offered Rate (“LIBOR”), plus applicable interest margins.
     The following table compares the approximate weighted average interest rate of the Company’s indebtedness immediately prior to and following the Restructuring.

	Total Outstanding
	Principal Amount	Weighted Average
	(Franklin Credit and Tribeca) (1)	Applicable Interest Rate
Immediately after restructuring	$1.63 billion	7.49%
Immediately prior to restructuring	$1.93 billion	7.71%

(1)	Includes the Unrestructured Debt.
     Pursuant to the Forbearance Agreements, the bank is not required to provide any additional advances, except for those under the revolving credit or letter of credit portions of Tranche D.
     Cash Flow. The Forbearance Agreements with respect to Franklin Credit, on the one hand, and Tribeca, on the other, provide a waterfall with respect to cash flow received in respect of collateral pledged in support of the related restructured indebtedness, net of approved, reimbursable operating expenses. Such cash flow is applied in the following order:
•	to pay interest in respect of Tranche A advances, Tranche B advances and, in the case of Franklin Credit, Tranche D advances, in that order;

•	to pay fees related to the Company’s letters of credit from the bank;

•	to pay the minimum required principal payments in respect of Tranche A advances and Tranche B advances, in that order;

•	to prepay outstanding Tranche A advances;

•	to prepay outstanding Tranche B advances;

•	to prepay Unrestructured Debt (excluding that owed to BOS);

•	in the case of Franklin Credit, to repay Tranche D advances, any letter of credit exposure, and any obligations in respect of any interest rate hedge agreements with the bank;

•	in the case of Franklin Credit, 90% of the available cash flow to repay interest and then principal of the Tranche C advances if Franklin Credit is acting as servicer of the underlying collateral, or 100% otherwise; and,

•	in the case of Franklin Credit and Tribeca, to pay any advances then outstanding in respect of the other’s indebtedness to the bank, other than for Unrestructured Debt.
     Covenants; Events of Default. The Forbearance Agreements contain affirmative and negative covenants customary for restructurings of this type, including covenants relating to reporting obligations. The affirmative and negative covenants under all of the credit agreements between the Company and the bank, other than those under the Franklin Master Credit Agreement and under the Tribeca Master Credit and Security Agreement, dated as of February 28, 2006, as amended (the “Tribeca Master Agreement”), were superseded by the covenants in the Forbearance Agreements. Additionally, any provisions of any of the credit agreements between the Company and the bank that conflict with or are subject of a discrepancy with the provisions of the Forbearance Agreements will be superseded by the conflicting provision in the Forbearance Agreements. The Forbearance Agreements include covenants requiring that:
•	the Company’s reimbursable expenses in the ordinary course of business during each of the first two months after the date of the agreement will not exceed $2.5 million, excluding reimbursement of certain bank expenses after the date of the Restructuring, and thereafter, an amount provided for in an approved budget;

•	the Company will not originate or acquire mortgage loans or other assets, perform due diligence or servicing, broker loans, or participate in off-balance sheet joint ventures and special purpose vehicles, without the prior consent of the bank;

•	the Company will use its best efforts to obtain interest rate hedges acceptable to the bank in respect of the $1 billion of Tranche A indebtedness;

•	the Company will not make certain restricted payments to its stockholders or certain other related parties;

•	the Company will not engage in certain transactions with affiliates;

•	the Company will not incur additional indebtedness other than trade payables and subordinated indebtedness;

•	the Company together will maintain a minimum consolidated net worth of at least $5 million, plus a certain percentage, to be mutually agreed upon, of any equity investment in the Company after the date of the Restructuring;

•	the Company will together maintain a minimum liquidity of $5 million;

•	the Company will maintain prescribed interest coverage ratios, based on EBITDA (as defined) to Interest Expense (as defined);

•	the Company will not enter into mergers, consolidations or sales of assets (subject to certain exceptions); and,

•	the Company will not, without the bank’s consent, enter into any material change in its capital structure that the bank or a nationally recognized independent public accounting firm determine could cause a consolidation of its assets with other persons under relevant accounting regulations.
     The Forbearance Agreements contain events of default customary for facilities of this type, although they generally provide for no or minimal grace and cure periods.

     Servicing. Franklin Credit will continue to service the collateral pledged by the Company under the Forbearance Agreements, subject to the bank’s right to replace Franklin Credit as servicer in the event of a default under the Forbearance Agreements or if the bank determines that Franklin Credit is not servicing the collateral in accordance with accepted servicing practices, as defined in the Forbearance Agreements. Franklin Credit may also, with the bank’s consent, and plans to, provide to third parties servicing of their portfolios, and other related services, on a fee paying basis.
     Security. The Company’s obligations with respect to the restructured Franklin Credit indebtedness are secured by a first priority lien on all of the assets of Franklin Credit and its subsidiaries, other than those of Tribeca and Tribeca’s subsidiaries, and those securing the Unrestructured Debt. The Company’s obligations with respect to the restructured Tribeca indebtedness are secured by a first priority lien on all of the assets of Tribeca and Tribeca’s subsidiaries, except for those assets securing the Unrestructured Debt. In addition, pursuant to a lockbox arrangement, the Company’s lender controls substantially all sums payable to the bank in respect of any of the collateral.
     Gain on Debt Forgiveness. The forgiveness of $300 million of the Company’s indebtedness to the bank will result in the recognition of a substantial gain in the quarter ended December 31, 2007, which will result in stockholders’ equity of approximately $40 million as of the year ended December 31, 2007.
Master Credit Facilities — Term Loans
     The summary that follows describes the terms of the Company’s credit facilities in effect prior to entering into the Forbearance Agreements on December 28, 2007 described above, which substantially modified such facilities, except for the Bank of Scotland Term Loan, and expressly terminated fundings for new acquisitions and originations.
     General. In October 2004, the Company, and its finance subsidiaries, excluding Tribeca, entered into a master credit and security agreement (the “Franklin Master Credit Facility”) with Huntington National Bank, an Ohio banking corporation, which we refer to as our lender or Huntington. Under this master credit facility, we requested term loans to finance the purchase of residential mortgage loans or refinance existing outstanding loans under this facility. The facility did not include a commitment to additional lendings or a commitment to refinance existing outstanding term loans when they matured, which were therefore subject to our lender’s discretion as well as any regulatory limitations to which our lender was subject.
     In February 2006, Tribeca and certain of its subsidiaries entered into the Tribeca Master Credit Facility with Huntington, pursuant to which certain Tribeca subsidiaries borrowed term loans to finance their origination of loans Tribeca previously financed under its warehouse line of credit with Huntington and consolidate and refinance prior term loans made by Huntington to such subsidiaries. The facility did not include a commitment for additional lendings or a commitment to refinance existing outstanding term loans when they matured, which were subject to our lender’s discretion, as well as any regulatory limitations to which Huntington was subject.

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
August 2006 Modifications to Huntington National Bank Financing Arrangements
     In August 2006, the master credit facilities were modified to reduce the interest rate on all debt originated under the master credit facilities before July 1, 2005 by 25 basis points effective October 1, 2006. This rate was lowered by an additional 25 basis points effective January 1, 2007.
December 2006 Modifications to Huntington National Bank Financing Arrangements
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
     Additionally, the interest rate payable to Huntington National Bank on term loans funded under the Franklin Master Credit Facility after November 14, 2006 in respect of purchases of first mortgages by the Company will be the 30-day advance rate, plus the applicable margin as follows:

If the 30-day advance rate is	the applicable margin is
Less than 2.26%	300 basis points
2.26 to 4.50%	225 basis points
Greater than 4.50%	200 basis points

     As a result of these modifications, effective January 1, 2007, the interest rate on term borrowings under our Master Credit Facilities is based on a floating rate equal to the 30-day advance rate, plus the applicable margin as follows:

For Loans Funded
Prior to November 15, 2006		On or After November 15, 2006
		Purchase of First	Tribeca Originated Loans/
		Mortgages	Second Mortgage Purchases
If the 30-day advance rate is	the applicable margin is	the applicable margin is	the applicable margin is
Less than 2.26%	300 basis points	300 basis points	300 basis points
2.26 to 4.50%	275 basis points	225 basis points	260 basis points
Greater than 4.50%	250 basis points	200 basis points	235 basis points
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
     Principal; Prepayments; Termination of Commitments. The unpaid principal balance of each loan is amortized over a period of twenty years, but matures three years after the date the loan was made. Historically, our lender had agreed to extend the maturities of such loans for additional three-year terms upon their maturity. We are required to make monthly payments of the principal on each of our outstanding loans.
     In the event there was a material and adverse breach of the representations and warranties with respect to a pledged mortgage loan that was not cured within 30 days after notice by our lender, we would have been be required to repay the loan with respect to such pledged mortgage loan in an amount equal to the price at which such mortgage loan could readily be sold (as determined by our lender).
     Covenants; Events of Default. The Master Credit Facilities contain affirmative, negative and financial covenants customary for financings of this type, including, among other things, a covenant under the Franklin Master Credit Facility that we and our subsidiaries together maintain a minimum net worth of at least $10 million; and, a covenant under the Tribeca Master Credit Facility that Tribeca and its subsidiaries, together, maintain a minimum net worth of at least $3.5 million and rolling four-quarter pre-tax net income of at least $750,000. These master credit facilities contain events of default customary for facilities of this type (with customary grace and cure periods, as applicable). Franklin was not in compliance with such covenants as of September 30, 2007, and Tribeca was not in compliance with such covenants as of September 30, 2007.
     Security. Our obligations under the Franklin Master Credit Facility are secured by a first priority lien on loans that are financed by proceeds of loans made to us under the facility. The collateral securing each loan cross-collateralizes all other loans made under this facility. In addition, pursuant to a lockbox arrangement, our lender is entitled to receive substantially all sums payable to us in respect of any of the collateral. Tribeca’s and its subsidiary borrowers’ obligations under the Tribeca Master Credit Facility are secured by a first priority lien on loans originated by Tribeca or such subsidiary that are financed or refinanced by proceeds of loans made to Tribeca or its borrowers under the facility. The collateral securing each loan cross-collateralizes all other loans made under this facility. In addition, pursuant to a lockbox arrangement, Huntington is entitled to receive substantially all sums payable to Tribeca and any subsidiary borrower in respect of any of the collateral.
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
     The unpaid principal balance of the BOS Loan is amortized over a period of 20 years, but matures in March 2009. The Tribeca Subsidiary Borrower is required to make monthly amortization payments and payments of interest on the BOS Loan. The facility does not include a commitment to additional lendings or a commitment to refinance the remaining outstanding balance of the loan when it matures. The outstanding balance of the BOS Loan was $44.8 million at September 30, 2007.
     The facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants that require Tribeca and its subsidiaries, together, to maintain a minimum net worth of at least $3.5 million and rolling four-quarter pre-tax net income of $750,000. The facility contains events of default customary for facilities of this type. At September 30, 2007, and as of March 31, 2008, Tribeca was not in compliance with these and other covenants and has not received a waiver of noncompliance. Any unwaived or uncured breach of these covenants could, subject to notice and opportunity to cure where provided for in the applicable credit agreements, cause an acceleration of the outstanding BOS Loan and result in cross-default and possible acceleration of the indebtedness owed to the bank under the Forbearance Agreements.
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
Warehouse Facilities
     Tribeca Warehouse. In October 2005, Tribeca entered into a Warehousing Credit and Security Agreement (the “Tribeca Warehouse Facility”) with our lender, which modified previous warehouse lending agreements. In April 2006, our lender increased the commitment to $60 million. Interest on advances is payable monthly at a rate per annum equal to the greater of (i) a floating rate equal to the Wall Street Journal Prime Rate minus 50 basis points or (ii) 5%.
     The Tribeca Warehouse Facility is secured by a lien on all of the mortgage loans delivered to our lender or in respect of which an advance has been made as well as by all mortgage insurance and commitments issued by insurers to insure or guarantee pledged mortgage loans. Tribeca also assigned all of its rights under third-party purchase commitments covering pledged mortgages and the proceeds of such commitments and its rights with respect to investors in the pledged mortgages to the extent such rights were related to pledged mortgages. In addition, we provided a guaranty of Tribeca’s obligations under the Tribeca Warehouse Facility, which was secured by substantially all of Tribeca’s personal property. As of September 30, 2007, Tribeca had approximately $3.3 million available under this facility. However, under the terms of the Forbearance Agreements, no new fundings are available under this facility.
     Flow Warehouse. In August 2006, we entered into a new $40 million Flow Warehousing Credit and Security Agreement (the “Flow Warehouse Facility”) for a term of one year with our lender to accumulate loans acquired by the Company on a flow basis prior to consolidating such loans into term debt. This warehouse facility was renewed in August 2007 by Huntington for $20 million and for a term of one year.
     Interest on advances is payable monthly at a rate per annum equal to a floating rate equal to the Wall Street Journal Prime Rate minus 50 basis points.
     The Flow Warehouse Facility is secured by a lien on all of the mortgage loans delivered to our lender or in respect of which an advance has been made as well as by all mortgage insurance and commitments issued by insurers to insure or guarantee pledged mortgage loans. The Company also assigns all of its rights under third-party purchase commitments covering pledged mortgages and the proceeds of such commitments and its rights with respect to investors in the pledged mortgages to the extent such rights are related to pledged mortgages. In addition, we provided a guaranty of the Company’s obligations under the Flow Warehouse Facility, which is secured by substantially all our personal property. As of September 30, 2007, we had approximately $17.3 million available under this new $20 million Flow Warehouse Credit Facility. However, under the terms of the Forbearance Agreements, no new fundings are available under this facility.
Interest Rate Caps
     On August 29, 2006, the Company purchased a $300 million (notional amount) one-month LIBOR cap with a strike price of 5.75% at a price of $101,000, and on August 30, 2006, the Company purchased a $500 million (notional amount) one-month LIBOR cap with a strike price of 6.0% at a price of $60,000. Both cap agreements expired on August 31, 2007.
     On September 5, 2007, the Company purchased a $200 million (notional amount) one-month LIBOR cap with a strike price of 5.75% at a price of $102,000, and on September 6, 2007, the Company purchased a $400 million (notional amount) one-month LIBOR cap with a strike price of 6.0% at a price of $90,000. Both cap agreements are non-amortizing and will be in effect for one year. The cap resets match the interest rate resets on a portion of the Company’s term debt. These caps will limit the Company’s exposure to increased borrowing costs on $200 million of term debt should the 30-day LIBOR rate exceed 5.75%, and on a total of $600 million of term debt should such rate exceed 6.0%. The interest rate caps are not designated as hedging instruments for accounting purposes; therefore, a change in the fair market value of the caps is recognized as gain or loss in earnings in the current period.

     The following table presents the contract/notional and fair value amounts of all derivative transactions at September 30, 2007:

Interest Rate Caps	Notional Amount	Expiration Date	Premium Paid	Fair Value
Cap 1	$200,000,000	September 30, 2008	$102,000	$10,675
Cap 2	400,000,000	September 30, 2008	90,000	21,098

Total	$600,000,000		$192,000	$31,773

Recent Development
     Effective February 27, 2008, the Company entered into $725 million (notional amount) of fixed-rate interest rate swaps in order to effectively stabilize the future interest payments on a portion of its interest-sensitive borrowings. The fixed-rate swaps are for periods ranging from one to four years, are non-amortizing, and are in effect for the respective full terms of each swap agreement. These swaps will effectively fix the Company’s interest costs on a portion of its borrowings regardless of increases or decreases in the 30-day London Interbank Offered Rate (“LIBOR”). The interest rate swaps were executed with the bank and are for the following terms: $220 million notional amount for one year at a fixed rate of 2.62%; $390 million notional amount for two-years at a fixed rate of 2.79%; $70 million notional amount for three years at a fixed rate of 3.11%; and, $45 million notional amount for four years at a fixed rate of 3.43%.
     Under these swap agreements, the Company will make interest payments to its bank at fixed rates and will receive interest payments from its bank on the same notional amounts at variable rates based on LIBOR. Effective December 28, 2007, the Company pays interest on its interest-sensitive borrowings based on one month LIBOR plus applicable margins. Accordingly, the Company has established a fixed rate plus applicable margins on $725 million of its borrowings for the next year, $505 million for two years, $115 million for three years and $45 million for four years.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, real estate, delinquency and default risk of the loans in our portfolios, and changes in corporate tax rates. A material change in these risks or rates could adversely affect our operating results and cash flows.
Impact of Inflation
     The Company measures its financial condition and operating results in historical dollars without considering changes in the purchasing power of money over time due to inflation, although the impact of inflation is reflected in increases in the costs of our operations. Substantially all of the Company’s assets and liabilities are monetary in nature, and therefore, interest rates have a greater impact on our performance than the general effects of inflation. Because the Company’s borrowings are highly sensitive to changes in short-term interest rates, any increase in inflation, which often gives rise to increases in interest rates, could materially impact the Company’s financial performance.

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
     The Company’s operating results will depend in large part on differences between the interest earned on its assets and the interest paid on its borrowings. Most of the Company’s assets, consisting primarily of mortgage notes receivable, generate fixed returns and have remaining contractual maturities in excess of five years, while the majority of originated loans held for investment generate fixed returns for the first two years and six-month adjustable returns thereafter. We funded the origination and acquisition of these assets with borrowings, which have interest rates that were based on the monthly Federal Home Loan Bank of Cincinnati (“FHLB”) 30-day advance rate. As of December 28, 2007, the effective date of the Forbearance Agreements, our borrowings are based on 30-day LIBOR. In most cases, the interest income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest income and, therefore, net income. Our borrowings bear interest at rates that fluctuate with the FHLB Bank of Cincinnati 30-day advance rate or, to a lesser extent, the prime rate (as of December 28, 2007, essentially the 30-day LIBOR rate). Based on approximately $1.94 billion of borrowings under term loan and warehouse facilities outstanding at September 30, 2007, a 1% instantaneous and sustained increase in both FHLB and prime rates could increase quarterly interest expense by as much as approximately $4.8 million, pre-tax, which would negatively impact our quarterly after-tax net income. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income and the market value of our net assets. During the term of the existing interest rate caps, the offsetting benefit of the interest rate caps could reduce the quarterly negative impact of a 1% instantaneous and sustained increase in both FHLB and prime rates by approximately $1.3 million, pre-tax. In addition, subsequent to September 30, 2007, the Company entered into interest rate swaps as of February 27, 2007, which will further reduce the Company’s exposure to future increases in interest costs on $725 million of its borrowings due to increases in the 30-day London Interbank Offered Rate (“LIBOR”) during the next twelve months. See “Management’s Discussion and Analysis — Borrowings.”
     The value of our assets may be affected by prepayment rates on investments. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty. When we originated and purchased mortgage loans, we expected that such mortgage loans would have a measure of protection from prepayment in the form of prepayment lockout periods or prepayment penalties. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments. During most of the first nine months of 2007, due to declining housing prices in general and a rapid and severe credit tightening throughout the industry, portfolio payoffs through borrower refinancing have been declining as it has become more difficult for borrowers, particularly borrowers with any type of credit deficiency, to refinance their loans.
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
     We purchased and originated principally fixed and adjustable rate residential mortgage loans, which are secured primarily by the underlying single-family properties. Because the vast majority of our loans are to non-prime borrowers, delinquencies and foreclosures are substantially higher than those of prime mortgage loans, and if not serviced actively and effectively could result in an increase in losses on dispositions of properties acquired through foreclosure. In addition, a decline in real estate values would reduce the value of the residential properties securing our loans, which could lead to an increase in borrower defaults, reductions in interest income and increased losses on the disposition of foreclosed properties. Recently, residential real estate values have been declining in almost all markets and it is expected that housing price depreciation will continue in most markets in the near term.
     During the third quarter of 2007, the deterioration in the housing and subprime mortgage markets, particularly declining home values, continued and accelerated. Additionally, during the quarter, there was a significant tightening of credit availability throughout the mortgage lending industry, and particularly in the subprime segment of the industry. These market events increased and are expected to continue to result in increased delinquencies, defaults and losses on residential 1-4 family loans.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Controls over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 presents risk factors that may impact the Company’s future results. In light of recent developments in our industry and business, the following risk factors should be read in conjunction with that discussion.
Risks Related to Our Business
We may experience higher loan losses than we have reserved for in our financial statements.
     Our loan losses could exceed the allowance for loan losses that we have reserved for in our financial statements. Reliance on historic loan loss experience may not be indicative of future loan losses. Regardless of the underwriting criteria we utilized at the time of purchase or origination, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of our loan collateral and problems affecting the credit and business of our borrowers. As a result of the rapid and substantial deterioration in the housing and credit markets, particularly the subprime mortgage market, and deterioration in the performance of our portfolios of acquired and originated loans, including particularly the portfolio of acquired second-lien mortgage loans, we reassessed our allowance for loan losses in the quarter ended September 30, 2007, which resulted in significantly increased estimates of inherent losses in our portfolios. Should the housing and credit markets continue to deteriorate significantly in 2008, or the economy experience a severe or prolonged recession, we could experience additional allowances for loan losses and/or charge-offs.
A prolonged economic slowdown or a lengthy or severe recession could harm our operations, particularly if it results in a decline in the real estate market.
     The risks associated with our business are more acute during periods of economic slowdown or recession because these periods may be accompanied by decreased real estate values, loss of jobs as well as an increased rate of delinquencies, defaults and foreclosures. In particular, any material decline in real estate values would increase the loan-to-value ratios on loans that we hold and, therefore, weaken our collateral coverage, increase the likelihood of a borrower with little or no equity in his or her home defaulting and increase the possibility of a loss if a borrower defaults. If the current economic slowdown continues to worsen, our business could experience even greater losses.

Our credit facilities require us to observe certain covenants, and our failure to satisfy such covenants could render us insolvent.
     Our credit facilities with the bank, as modified by the Forbearance Agreements, require us to comply with affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that we will: maintain a minimum consolidated net worth of at least $5 million, plus a certain percentage, to be mutually agreed upon, of any equity investment in the Company after the date of the Restructuring; maintain a minimum liquidity of $5 million; not enter into mergers, consolidations or sales of assets (subject to certain exceptions); and, will not, without the bank’s consent, enter into any material change in our capital structure that the bank or a nationally recognized independent public accounting firm determines could cause a consolidation of our assets with other persons under relevant accounting regulations. See “Management’s Discussion and Analysis — Borrowings.”
     Our term debt owed to the Bank of Scotland under the BOS Loan is not subject to the Forbearance Agreement. The BOS Loan contains customary affirmative, negative and financial covenants, including, among other things, covenants requiring Tribeca and its subsidiaries, together, to maintain a minimum net worth of at least $3.5 million and rolling four-quarter pre-tax net income of $750,000, with which we are not currently in compliance, for which we have not received notice of default and have not received a waiver. See “Management’s Discussion and Analysis — Borrowings.”
     In addition, under our credit facilities, if our controlling shareholder ceasing to possess, directly or indirectly, the power to direct our management and policies through his ownership of our voting stock constitutes an event of default, which, without a waiver from our lender, would cause our indebtedness to become immediately payable.
     Subject to notice and cure period requirements where they are provided for, any unwaived and uncured breach of the covenants applicable to our debt with either of our lenders could result in acceleration of the amounts owed to such lender and the cross-default and acceleration of the indebtedness owing to the other lender.
If our lenders fail to renew our loans for additional terms or provide us with refinancing opportunities, our indebtedness will become due and payable in 2009.
     Our unpaid principal balances owed to the bank and BOS are generally based on amortization schedules, but mature in May and March 2009, respectively. The facilities do not include a commitment to refinance the remaining outstanding balance of the loans when they mature and there is no guarantee that our lenders will renew their loans at that time. Refusal to provide us with renewals or refinancing opportunities would cause our indebtedness to become immediately due and payable upon the contractual maturity of such indebtedness, which could result in our insolvency if we are unable to repay the debt.
If we do not comply with certain minimum servicing standards in the Forbearance Agreements with the bank, the bank can transfer our rights as servicer to a third party.
     Under the terms of the Forbearance Agreements, we are entitled to continue to service the collateral we pledged under the Forbearance Agreements. However, the bank has the right to replace us as servicer in the event of a default or if the bank determines that we are not servicing the collateral in accordance with accepted servicing practices, as defined in the Forbearance Agreements. If the bank terminated us as servicer of the collateral our operations and financial condition would be adversely affected.

Our ability to fund operating expenses depends on our principal lender continuing to provide an adequate operating allowance.
     We are required to submit all payments we receive from obligors under pledged mortgage loans to a lockbox, from which we receive an operating allowance, which is subject to periodic review and approval by the bank, to sustain our business. Substantially all amounts submitted to the lockbox in excess of the agreed upon operating allowance are used to pay down amounts outstanding under our credit facilities with the bank and BOS. The operating allowance may not be sufficient to sustain our operations in the future, particularly for new business activities. If it is insufficient, there is no guarantee that the bank will increase our operating allowance, which could have a material adverse impact on our business.
Our business is sensitive to, and can be materially affected by, changes in interest rates.
     Our business may be adversely affected by changes in interest rates, particularly changes that are unexpected in timing or size. The following are some of the risks we face related to an increase in interest rates:
•	All of our borrowings bear interest at variable rates and we are only partially hedged through interest rate swaps and caps, while a significant majority of the loans in our portfolio have fixed rates. As a result, an increase in interest rates is likely to result in an increase in our interest expense without an offsetting increase in interest income. Further, our adjustable-rate loans typically provide for less frequent adjustments in response to rate increases than do our borrowings, and sometimes also include interest rate caps. To the extent this is the case, an increase in interest rates would result in a greater increase in our interest expense than in our interest income, which would adversely affect our profitability.

•	An increase in interest rates would adversely affect the value that we would receive upon a sale of loans that bear interest at fixed rates, and our results of operations could be adversely affected.

•	An increase in our borrowing costs without an offsetting increase in revenue would cause our cash flow to decrease, which in turn may have an adverse impact on our ability to meet our monthly debt service obligations. In the event we are unable to meet our monthly debt service obligations for this or for any other reason, we would be in default under the obligations of our credit facilities and our lenders would have the right to accelerate payments under these facilities.

•	An increase in interest rates would result in a slowdown of borrower prepayments and a reduction of revenue as purchase discount accreted into income would decline. An increase in interest rates may also lead to an increase in our borrower defaults, if borrowers have difficulties making their adjustable-rate mortgage payments, and a corresponding increase in nonperforming assets, which could decrease our revenues and our cash flows, increase our loan servicing costs and our provision for loan losses, and adversely affect our profitability.
     We are also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which loans are prepaid and reduce our interest income in subsequent periods.

The bank may prevent our pursuing future business opportunities.
     The Forbearance Agreements prohibits our originating or acquiring mortgage loans or other assets, entering into new business activities such as providing mortgage servicing, due diligence or brokerage services to third parties, making certain material changes to our capital structure or participating in off-balance sheet joint ventures and special purpose vehicles, without the prior consent of the bank. The bank’s withholding such consent could preclude our pursuing future business opportunities.
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
When we acquired S&D loans, the price we paid was based on a number of assumptions. Material differences between the assumptions we used in determining the value of S&D loans we acquired and our actual experience could harm our financial position.
     The purchase price and carrying value of the S&D loans we previously acquired was determined largely by estimating expected future cash flows from such loans based on the delinquency, loss, prepayment speed and discount rate assumptions we used. If the amount and timing of actual cash flows are materially different from our estimates, our cash flow and profitability would be materially adversely affected and we could be required to record further write-downs and/or increases to our reserves, which could adversely affect our financial condition.
If we do not obtain and maintain the appropriate state licenses, we will not be allowed to broker or service mortgage loans in some states, which would adversely affect our operations.
     State mortgage finance licensing laws vary considerably. Most states and the District of Columbia impose a licensing obligation to broker or originate first and/or subordinate residential mortgage loans. In some of the states that impose a licensing obligation to broker or originate residential mortgage loans, the licensing obligation also arises to purchase closed mortgage loans. Many of those mortgage licensing laws impose a licensing obligation to service residential mortgage loans. Certain state collection agency licensing laws require entities collecting on delinquent or defaulted loans for others or to acquire such loans to be licensed. If we are unable to obtain the appropriate state licenses or do not qualify for an exemption, our operations may be adversely affected.
     Additionally, if we do not meet certain requirements, such as minimum net worth or line of credit requirements, our licenses in certain states may be revoked or suspended and we may not be able to continue to broker or service loans, which could adversely affect our operations and financial condition and ability to attract new servicing clients. Our negative net worth as of September 30, 2007 may have resulted in our non-compliance with the licensure requirements of certain states as of that date. Although we subsequently restored our compliance with the net worth requirements as of December 31, 2007, certain states may determine to take action, including revocation of our licenses or assessment of fines, because of our temporary non-compliance, in which case our business could be adversely affected.

A significant amount of our mortgage loan originations were secured by property in New York and New Jersey, and our operations could be harmed by economic downturns or other adverse events in these states.
     A significant portion of Tribeca’s mortgage loan origination activity was concentrated in the northeastern United States, particularly in New York and New Jersey. Of the loans originated by Tribeca and held for investment as of December 31, 2007, a majority of the aggregate principal was secured by property in these two states. An overall decline in the economy or the residential real estate market, a continuing decline in home prices, or the occurrence of events such as a natural disaster or an act of terrorism in the northeastern United States could decrease the value of residential properties in this region. This could result in an increase in the risk of delinquency, default or foreclosure on mortgage loans in our portfolio, which could reduce our revenues, increase our loan losses and/or charge-offs and reduce our profitability.
We may not be adequately protected against the risks inherent in subprime residential mortgage loans.
     The vast majority of the loans we originated were underwritten generally in accordance with standards designed for subprime residential mortgages. Mortgage loans underwritten under these underwriting standards are likely to experience rates of delinquency, foreclosure and loss that are higher, and may be substantially higher, than prime residential mortgage loans. A majority of the loans previously originated by Tribeca were made under a “limited documentation” program, which generally placed the most significant emphasis on the loan-to-value ratio based on the appraised value of the property, and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan. Our past underwriting and loan servicing practices may not afford adequate protection against the higher risks associated with loans made to such borrowers particularly in a poor housing and credit market or an economic recession. If we are unable to mitigate these risks, our cash flows, results of operations, financial condition and liquidity could be materially harmed.
A number of our second lien loans are subordinated to ARM or interest-only mortgages that may be subject to monthly payment increases, which may result in delinquencies and increase our risk of loss on these loans.
     A number of the second lien loans that we acquired are subordinated to an adjustable rate mortgage held by a third party that was originated in a period of unusually low interest rates or originated with a below market interest rate, or to an interest-only mortgage. A substantial majority of these ARMs bore a fixed rate for the first two or three years of the loan, followed by annual interest and payment rate resets. As short-term interest rates have generally risen since June 2004, holders of ARM loans may face monthly payment increases following their first interest rate adjustment date. Similarly, these interest-only loans typically require principal payments to be made after the first one or two years from the date of the loan. The decreased availability of refinancing alternatives has impacted the run-off that typically occurs as an ARM nears its first rate reset or the interest-only loans begin to require the payment of principal. Interest rate adjustments or principal becoming payable on first mortgages may also have a direct impact on a borrower’s ability to repay any underlying second lien mortgage loan on a property. As a result, delinquencies on these loans may increase and our ability to recover the principal of these loans may be further adversely affected.
We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, sellers of loans we acquired, vendors and our employees.
     When we acquired and originated mortgage loans, we typically relied heavily upon information supplied by third parties, including the information contained in the loan application, property appraisal, title information and, employment and income stated on the loan application. If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or funding of the loan, the value of the loan may end up being significantly lower than expected. Whether a misrepresentation was made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation except when we purchased loans pursuant to contracts that include a right of return and the seller remains sufficiently creditworthy to render such right meaningful.
We may not be successful in entering into or implementing our planned business of providing servicing and other mortgage related services for other entities on a fee-paying basis.
     The servicing and mortgage related services industries are highly competitive. The Company has not historically provided such services to unrelated third parties. Additionally, the absence of a rating by a statistical rating agency as a primary or special servicer of residential mortgage loans may make it difficult to compete or effectively market the Company’s ability to adequately service mortgage loans to entities that rely on such ratings as a factor in the selection of a servicer for their loans. If we do not succeed in entering the business of providing such services to third parties, or prove unable to provide such services on a profitable basis, such a failure could adversely affect our operations and financial condition.
The success and growth of our servicing business will depend on our ability to adapt to and implement technological changes, and any failure to do so could result in a material adverse effect on our business.
     Our mortgage loan servicing business is dependent upon our ability to effectively adapt to technological advances, such as the ability to automate loan servicing, process borrower payments and provide customer information over the Internet, accept electronic signatures and provide instant status updates. The intense competition in our industry has led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. The failure to acquire new technologies or technological solutions when necessary could limit our ability to remain competitive in our industry and our ability to increase the cost-efficiencies of our servicing operation, which would harm our business, results of operations and financial condition. Alternatively, adapting to technological changes in the industry to remain competitive may require us to make significant and costly changes to our loan servicing and information systems, which could in turn increase operating costs.
If we do not manage the changes in our businesses effectively, our financial performance could be harmed.
     As we exit the acquisition and origination businesses and seek to engage in new businesses, our future growth could require capital resources beyond what we currently possess, which would place certain pressures on our infrastructure. Our future profitability will similarly depend on the proper management of our wind-down of the businesses we no longer operate. We will need to continue to upgrade and expand our financial, operational and managerial systems and controls, particularly our servicing systems and resources. If we do not manage the changes in our business effectively, our expenses could increase, our loan delinquencies and defaults could continue to accelerate and our business, liquidity and financial condition could be further significantly harmed.
The inability to attract and retain qualified employees could significantly harm our business.
     We continually need to attract, hire and successfully integrate additional qualified personnel in an intensely competitive hiring environment in order to manage and operate our business. The market for skilled management, professional and loan servicing personnel is highly competitive. Competition for qualified personnel may lead to increased hiring and retention costs. If we are unable to attract, successfully integrate and retain a sufficient number of skilled personnel at manageable costs, we will be unable to continue to service mortgage loans, which would harm our business, results of operations and financial condition. As our business evolves and we wind-down our acquisition and origination operations and seek to provide servicing and other mortgage related services for other entities, retaining key employees and hiring for certain critical positions can become more challenging.
An interruption in or breach of our information systems may result in lost business and increased expenses.
     We rely heavily upon communications and information systems to conduct our business. Any failure, interruption or breach in security of or damage to our information systems or the third-party information systems on which we rely could cause us to be noncompliant with significant federal and state regulations relating to the handling of customer information, particularly with respect to maintaining the confidentiality of such information. A failure, interruption or breach of our information systems could result in regulatory action and litigation against us. We cannot assure you that such failures or interruptions will not occur or if they do occur that they will be adequately addressed by us or the third parties on which we rely.
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
A loss of our Chairman may adversely affect our operations.
     Thomas J. Axon, our Chairman and President, is responsible for making substantially all of the most significant policy and managerial decisions in our business operations. These decisions are paramount to the success and future growth of our business. Mr. Axon is also instrumental in maintaining our relationship with the bank and our operations under the terms of the Forbearance Agreements. A loss of the services of Mr. Axon could disrupt and adversely affect our operations.
Risks Related to Our Financial Statements
We may become subject to liability and incur increased expenditures as a result of the restatement of our financial statements.
     The restatement of our previously issued financial statements in 2006 could expose us to government investigation or legal action. The defense of any such actions could cause the diversion of management’s attention and resources, and we could be required to pay damages to settle such actions or if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. Moreover, we may be the subject of negative publicity focusing on any financial statement inaccuracies and resulting restatement and negative reactions from shareholders, creditors, or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

We may become subject to liability and incur increased expenditures as a result of our reassessment of our allowance for loan losses.
     As a result of the rapid and substantial deterioration in the housing and credit markets, particularly the subprime mortgage sector, and deterioration in the performance of our portfolio of originated loans, we reassessed our allowance for loan losses in the quarter ended September 30, 2007, which resulted in significantly increased estimates of inherent losses in our portfolios of loans. The reassessment of our allowance for loan losses could expose us to legal action or government investigation. The defense of any such actions could cause the diversion of management’s attention and resources, and we could be required to pay damages to settle such actions or if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. Moreover, we may be the subject of negative publicity focusing on the incurred allowance and negative reactions from shareholders, creditors, or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.
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
Risks Related to the Regulation of Our Industry
New legislation and regulations directed at curbing predatory lending practices could restrict our ability to sell or finance non-prime residential mortgage loans, which could adversely impact our earnings.
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
     It was our policy not to originate loans that are subject to either HOEPA or these state and local laws and not to purchase high cost loans that violate those laws. If we miscalculated the numerical thresholds described above, however, we may have mistakenly originated or purchased such loans and bear the related marketplace and legal risks and consequences. These thresholds below which we try to originate loans created artificial barriers to production and limited the price at which we offered loans to borrowers and our ability to underwrite, originate, sell and finance mortgage loans. In a number of states, for example, proposed and recently enacted state and local anti-predatory lending laws and regulations broaden the trigger test for loans subject to restrictions. If the numerical thresholds were miscalculated, certain variations of our Liberty Loan product, where the lending decision is or may have been based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan, would violate HOEPA and many of these state and local anti-predatory lending laws. In the past, we have sold a portion of our Liberty Loan production to third parties on a whole-loan, servicing-released basis. Going forward, however, our ability to sell the Liberty Loan product to third parties could be impaired if our investors are required or choose to incorporate prohibitions from certain anti-predatory lending practices into their eligibility criteria, even if the laws themselves do not specifically apply to us.
     We purchased loans that are covered by one of these laws, rules or regulations only if, in our judgment, a loan was made in accordance with our strict legal compliance standards and without undue risk relative to litigation or to the enforcement of the loan according to its terms.
     The 108th United States Congress considered legislation, such as the Ney-Lucas Responsible Lending Act introduced in 2003, which, among other provisions, would limit fees that a lender is permitted to charge, including prepayment fees, restrict the terms lenders are permitted to include in their loan agreements and increase the amount of disclosure required to be given to potential borrowers. Similar legislation was introduced in the 109th Congress. Certain Members of the 110th Congress, responding to increased foreclosures in the subprime mortgage sector, have indicated that they are considering introducing legislation to restrict risky, higher-interest home loans made to consumers with blemished credit records. On March 27, 2007, the subcommittee on Financial Institutions and Consumer Credit of the U.S. House Committee on Financial Services held a hearing on subprime and predatory lending. State Attorneys General have begun to investigate loan servicers and some State Attorneys General and state banking regulators have formed a foreclosure working group to prevent unnecessary foreclosures. The New York Attorney General has also recently stated that his office will investigate the practices of subprime lenders.
     Currently, there are a number of proposed and recently enacted federal, state and local laws and regulations and guidance addressing mortgage lending and servicing practices. Congress is considering several bills to combat abuses in the mortgage lending market and to provide substantial new protections to mortgage consumers. Also, Congress is considering changes to federal bankruptcy laws that would, if passed, allow judges presiding in Chapter 13 bankruptcy cases to modify the terms of mortgages secured by a borrower’s principal residence, including but not limited to the interest rate, loan maturity and principal balance. At the state level, legislation building on the passage of mortgage lending restrictions in 2007 in states such as Minnesota, Maine, and North Carolina may appear in a number of jurisdictions. State bills attempting to establish new consumer protections governing loan servicing practices and foreclosure procedures are also expected in 2008. There are proposed laws providing greater protections to consumers, pertaining to such activities as maintenance of escrow funds, timely crediting of payments received, limitation on ancillary income, responding to customer inquiries and requirements to conduct loss mitigation. The Federal Reserve Board has proposed changes to HOEPA in Regulation Z (Truth in Lending), which the Federal Reserve Board maintains will protect consumers from unfair or deceptive home mortgage lending and advertising practices. The proposed amendment is not limited to the category of residential mortgage loans currently subject to HOEPA. The U.S. Department of Housing and Urban Development (HUD) has proposed a rule which it maintains will simplify and improve the disclosure requirements for mortgage settlement costs under the Real Estate Settlement Procedures Act of 1974 (RESPA) to protect consumers from unnecessarily high settlement costs.
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
     Because we may service and may have purchased and originated mortgage loans in all 50 states, we must comply with the laws and regulations pertaining to licensing, disclosure and substantive practices, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and government agencies enforcing these laws, as well as the courts, sometimes interpret the same law in different ways. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations grow, it may be more difficult to identify comprehensively and to interpret accurately applicable laws and regulations and to employ properly our policies, procedures and systems and train our personnel effectively with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. State and local governmental authorities have focused on the lending practices of companies in the non-prime mortgage lending industry, sometimes seeking to impose sanctions for practices such as charging excessive fees, imposing interest rates higher than warranted by the credit risk of the borrower, imposing prepayment fees, failing to adequately disclose the material terms of loans and abusive servicing and collection practices.
     Our failure to comply with this regulatory regimen can lead to:
•	civil and criminal liability, including potential monetary penalties;

•	loss of lending licenses or approved status required for continued servicing operations;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	legal defenses causing delay and expense;

•	adverse effects on our ability, as servicer, to enforce loans;

•	the borrower having the right to rescind or cancel the loan transaction;

•	adverse publicity;

•	individual and class action lawsuits;

•	administrative enforcement actions;

•	damage to our reputation in the industry;

•	inability to sell our loans; or

•	inability to obtain credit to fund our operations.
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
     Mortgage brokers, from which we sourced some of our Tribeca loans, have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. For example, the FTC entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender. The FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. In the past, the United States Department of Justice has sought to hold a non- prime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage broker customers.
We are subject to reputational risks from negative publicity concerning the subprime mortgage industry.
     The subprime mortgage industry in which we operate may be subject to periodic negative publicity, which could damage our reputation and adversely impact our earnings.
     Reputation risk, or the risk to our business, earnings and capital from negative publicity, is inherent in our industry. There is a perception that the borrowers of subprime loans may be unsophisticated and in need of consumer protection. Accordingly, from time to time, consumer advocate groups or the media may focus attention on our services, thereby subjecting our industry to the possibility of periodic negative publicity.
     We may also be negatively impacted if another company in the subprime mortgage industry or in a related industry engages in practices resulting in increased public attention to our industry. Negative publicity may also occur as a result of judicial inquiries and regulatory or governmental action with respect to the subprime mortgage industry. Negative publicity may result in increased regulation and legislative scrutiny of industry practices as well as increased litigation or enforcement actions by civil and criminal authorities. Additionally, negative publicity may increase our costs of doing business and adversely affect our profitability by impeding our ability to attract and retain customers and employees.
     During the past several years, the press has widely reported certain industry related concerns, including rising delinquencies, the tightening of credit and more recently, increasing litigation. Some of the litigation instituted against subprime lenders is being brought in the form of purported class actions by individuals or by state or federal regulators or state attorneys general. The judicial climate in many states is such that the outcome of these cases is unpredictable. If we are subject to increased litigation due to such negative publicity, it could have a material adverse impact on our results of operations.
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
Legislative action to provide mortgage relief may negatively impact our business.
     As delinquencies, defaults and foreclosures in and of residential mortgages have increased dramatically, there are several federal, state and local initiatives to restrict our ability to foreclose and resell the property of a customer in default. Any restriction on our ability to foreclose on a loan, any requirement that we forego a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms is likely to negatively impact our business, financial condition, liquidity and results of operations. These initiatives have come in the form of proposed legislation and regulations, including those pertaining to federal bankruptcy laws, government investigations and calls for voluntary standard setting.
     While perhaps not common over the last 20 years, there is a long history of legislative proposals providing for foreclosure moratoriums during periods of economic distress. One approach is to delay the ability of a lender to foreclose and resell the property of a customer in default. These bills could be procedural in nature, such as requiring the foreclosing lender to provide various types of notices to the mortgagor as a condition to consummating the foreclosure, or they could be more substantive, such as requiring the lender to forbear for a specified period of time or obligating the servicer to engage in various forms of loss mitigation as an alternative to foreclosure. Depending on an individual customer’s qualifications, such alternatives may include: (i) special forbearance or a temporary repayment plan; (ii) modification to reduce the monthly payment or extend the term of the loan; (iii) a pre-foreclosure sale; or (iv) a deed-in-lieu of foreclosure. The goal is to prevent a servicer from foreclosing on a customer’s house if there are viable alternatives. If such proposals are enacted, the cost to service and the time to foreclose on a customer in default could materially increase.
     Regardless of whether a specific law is proposed or enacted, there are several federal and state government initiatives that seek to obtain the voluntary agreement of servicers to subscribe to a code of conduct or statement of principles or methodologies when working with borrowers facing foreclosure on their homes. Generally speaking, the principles call for servicers to reach out to borrowers before their loans “reset” with higher monthly payments that might result in a default by a borrower and seek to modify loans prior to the reset. Applicable servicing agreements, federal tax law and accounting standards limit the ability of a servicer to modify a loan before the borrower has defaulted on the loan or the servicer has determined that a default by the borrower is reasonably likely to occur. Servicing agreements generally require the servicer to act in the best interests of the note holders or at least not to take actions that are materially adverse to the interests of the note holders. Compliance with the code or principles must conform to these other contractual, tax and accounting standards. As a result, servicers have to confront competing demands from consumers and those advocating on their behalf to make home retention the overarching priority when dealing with borrowers in default, on the one hand, and the requirements of note holders to maximize returns on the loans, on the other.
     Also, Congress is considering changes to federal bankruptcy laws that would, if passed, allow judges presiding in Chapter 13 bankruptcy cases to modify the terms of mortgages secured by a borrower’s principal residence, including but not limited to, the interest rate, loan maturity and principal balance.
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
Our organizational documents, Delaware law and our credit facilities may make it harder for us to be acquired without the consent and cooperation of our board of directors, management and lender.
     Several provisions of our organizational documents, Delaware law, and our credit facilities may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of our common stock.
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
     Under the terms of the Forbearance Agreements, we cannot enter into mergers, consolidations or sales of assets (subject to certain exceptions). In addition, we cannot, without the bank’s consent, enter into any material change in our capital structure that the bank or a nationally recognized independent public accounting firm determine could cause a consolidation of our assets with other persons under relevant accounting regulations.
     In addition, if our controlling shareholder ceasing to possess, directly or indirectly, the power to direct our management and policies through his ownership of our voting stock constitutes an event of default under our credit facilities, which, without a waiver from our lender, would cause our indebtedness to become immediately payable and could result in our insolvency if we are unable to repay our debt.
Our quarterly operating results may fluctuate and cause our stock price to decline.
     Because of the nature of our business, our quarterly operating results may fluctuate, or we may incur additional operating losses. Our results may fluctuate as a result of any of the following:
•	the timing and amount of collections on loans in our portfolio;

•	the rate of delinquency, default, foreclosure and prepayment on the loans we hold and service;

•	changes in interest rates;

•	deviations in the amount or timing of collections on loans from our expectations when we purchased or originated such loans;

•	our inability to purchase and originate new mortgage loans for portfolio or for sale in the secondary mortgage market;

•	our inability to successfully enter the new business of servicing loans for third parties;

•	further declines in the estimated value of real property securing mortgage loans;

•	increases in operating expenses associated with the changes in our business;

•	general economic and market conditions; and

•	the effects of state and federal tax, monetary and fiscal policies.
     Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our common stock. We cannot assure you that the market price of our common stock will not fluctuate or further significantly decline in the future.

Various factors unrelated to our performance may cause the market price of our common stock to become volatile, which could harm our ability to access the capital markets in the future.
     The market price of our common stock may experience fluctuations that are unrelated to our operating performance. In particular, our stock price may be affected by general market movements as well as developments specifically related to the consumer finance industry, changes in home values, the financial services sector, the mortgage origination industry and the subprime origination sector. These could include, among other things, interest rate movements, quarterly variations or changes in financial estimates by securities analysts, governmental or regulatory actions or investigations of us or our lenders, or a significant reduction in the price of publicly traded securities of another participant in the consumer finance industry. This volatility may make it difficult for us to access the capital markets in the future through additional secondary offerings of our common stock, regardless of our financial performance, and such difficulty may preclude us from being able to take advantage of certain business opportunities or meet our obligations.
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
     The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission and the national securities exchanges have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices for public companies, including ourselves. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee. Our common stock was listed on The Nasdaq Global Market, formerly known as The Nasdaq National Market, on July 19, 2005. Accordingly, we must comply with Nasdaq’s qualitative and quantitative requirements, which will require additional cost and effort on our part.
We may be delisted from The Nasdaq Stock Market, in which case the price and liquidity of our common stock and our ability to access the capital markets would be adversely affected.
     Our common stock is currently listed on The Nasdaq Global Market. On January 2, 2008, we were notified by The Nasdaq Stock Market that our common stock had failed to maintain a minimum market value of publicly held shares of $5 million, as required for continued inclusion on the Nasdaq Global Market, and that if compliance with the minimum was not restored for at least ten consecutive trading days before April 1, 2008, our common stock would be delisted from The Nasdaq Global Market. We have not regained compliance with this requirement and expect to submit on April 1, 2008 our application for transfer of our listing to The Nasdaq Capital Market, which requires that we maintain only $1 million in minimum market value of publicly held shares. Our application for transfer will stay the delisting of our common stock from The Nasdaq Global Market while it is pending. If we regain compliance with the minimum market value of publicly held shares requirement during this period, we will petition to retain our position on The Nasdaq Global Market. In the event that we transfer our listing from The Nasdaq Global Market to The Nasdaq Capital Market, our common stock could become less liquid, which would adversely affect its value. If our application for transfer to The Nasdaq Capital Market is not approved, our common stock will be delisted.
     In addition, on February 20, 2008, we were notified by The Nasdaq Stock Market that for the last 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq Global Market. If we do not restore compliance with the minimum bid price requirement for at least 10 consecutive trading days before August 18, 2008, our common stock will be delisted from The Nasdaq Global Market.
     The delisting of our common stock would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. If delisted from The Nasdaq Stock Market, our common stock will likely be quoted in the over-the-counter market in the so-called “pink sheets” or quoted in the OTC Bulletin Board. In addition, our common stock would be subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.” These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. These requirements could make it more difficult to buy or sell our common stock in the open market. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.
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

3.2	Amended and Restated By-laws. Incorporated by reference to Appendix B to the Registrant’s Definitive Information Statement on Schedule 14C, filed with the Commission on January 20, 2005.

10.6*	Continuing and Unconditional Guaranty, dated as of August 30, 2007, by the Company, as Guarantor, to and for the benefit of BOS (USA) Inc.

10.7
Limited Waiver, dated as of November 15, 2007, between The Huntington National Bank, successor by merger to Sky Bank (“Huntington”), the Company and each subsidiary of the Company listed on the signature pages thereof. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2007.

10.8
Limited Waiver, dated as of November 15, 2007, between Huntington, Tribeca and each subsidiary of the Company listed on the signature pages thereof. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2007.

10.9
Security Agreement, dated as of November 15, 2007, by the Company and each of the entities listed on the signature pages thereof in favor of Huntington. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2007.

10.10
Forbearance Agreement and Amendment to Credit Agreements, dated December 28, 2007, by and among the borrowers listed on Schedule 1 thereof, Franklin Credit Management Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.

10.11
Tranche A Note, dated December 28, 2007, by the borrowers listed on Schedule 1 to the Forbearance Agreement, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.

10.12
Form of Tranche B Note, dated December 28, 2007, by the borrowers listed on Schedule 1 to the Forbearance Agreement, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.

10.13
Tranche C Note, dated December 28, 2007, by the borrowers listed on Schedule 1 to the Forbearance Agreement, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.

Exhibit
Number

10.14
Tranche D Note, dated December 28, 2007, by the borrowers listed on Schedule 1 to the Forbearance Agreement, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.

10.15
Letter Agreement, dated January 3, 2008, by and among the borrowers listed on Schedule 1 to the Forbearance Agreement, Franklin Credit Management Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.

10.16
Tribeca Forbearance Agreement and Amendment to Credit Agreements, dated December 28, 2007, by and among the borrowers listed on Schedule 1 thereof, including without limitation Tribeca Lending Corp. and Franklin Credit Management Corporation, and The Huntington National Bank. Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.

10.17
Tranche A Note, dated December 28, 2007, by the borrowers listed on Schedule 1 to the Tribeca Forbearance Agreement, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.

10.18
Form of Tranche B Note, dated December 28, 2007, by the borrowers listed on Schedule 1 to the Tribeca Forbearance Agreement, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.

10.19
Guaranty, dated as of December 28, 2007, by Franklin Credit Management Corporation in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.

10.20
Guaranty, dated as of December 28, 2007, by Franklin Credit Management Corporation in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.

10.21
Security Agreement, dated as of December 28, 2007, by Tribeca Lending Corp. and each of the entities listed on the signature pages thereof, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
March 31, 2008

FRANKLIN CREDIT MANAGEMENT CORPORATION
By:	/s/ ALEXANDER GORDON JARDIN
Alexander Gordon Jardin
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ ALEXANDER GORDON JARDIN Alexander Gordon Jardin (Principal Executive Officer)	Chief Executive Officer	March 31, 2008

/s/ PAUL D. COLASONO Paul D. Colasono (Principal Financial Officer)	Executive Vice President and Chief Financial Officer	March 31, 2008