Form 10-K
period 2007-12-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2008-04-03
CIK 831246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-17771
FRANKLIN CREDIT MANAGEMENT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	75-2243266
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
101 Hudson Street Jersey City, New Jersey (Address of Principal Executive Offices)	07302 (Zip code)

(201) 604-1800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☑ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based upon the closing sale price on the last business day of the registrant’s most recently completed second fiscal quarter ($4.81 on June 29, 2007), the aggregate market value of common stock held by non-affiliates of the registrant as of such date was approximately $14,828,994. There is no non-voting stock outstanding.

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 23, 2008: 8,025,295

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2007, are incorporated by reference into Part III.

FRANKLIN CREDIT MANAGEMENT CORPORATION

FORM 10-K
December 31, 2007

PART I

ITEM 1.	BUSINESS

Overview

As used herein references to the “Company,” “FCMC,” “Franklin,” “we,” “our” and “us” refer to Franklin Credit Management Corporation, collectively with its subsidiaries.

We are a specialty consumer finance company that was, until December 28, 2007, primarily engaged in two related lines of business: (1) the acquisition, servicing and resolution of performing, reperforming and nonperforming residential mortgage loans and real estate assets; and (2) the origination of subprime mortgage loans, both for our portfolio and for sale into the secondary market. We specialized in acquiring and originating loans secured by 1-4 family residential real estate that generally fell outside the underwriting standards of Fannie Mae and Freddie Mac and involved elevated credit risk as a result of the nature or absence of income documentation, limited credit histories, higher levels of consumer debt or past credit difficulties. We typically purchased loan portfolios at a discount, and originated subprime loans with interest rates and fees calculated to provide us with a rate of return adjusted to reflect the elevated credit risk inherent in the types of loans we acquired and originated. Unlike many of our competitors, we generally held for investment the loans we acquired and a significant portion of the loans we originated.

On December 28, 2007, Franklin entered into a series of agreements (the “Forbearance Agreements”) with The Huntington National Bank, successor by merger in July 2007 to Sky Bank (Sky Bank, prior to the merger, and Huntington, thereafter, are referred to as the “bank”), whereby the bank agreed to restructure approximately $1.93 billion of the Company’s indebtedness to it and its participant banks, forgave $300 million of such indebtedness for a restructuring fee of $12 million paid to the bank, and waived certain existing defaults (the “Restructuring”). See “Management’s Discussion and Analysis — Borrowings.” In November 2007, Franklin ceased to acquire or originate loans and, under the terms of the Forbearance Agreements, the Company is expressly prohibited from acquiring or originating loans.

On March 31, 2008, the Company entered into amendments to the Forbearance Agreements whereby, among other things, (a) Tribeca’s indebtedness to BOS (USA) Inc. ($44.8 million as of December 31, 2007) was effectively rolled into the Forbearance Agreements, resulting in the payoff and retirement of Tribeca’s debt facilities with BOS (USA) Inc. and BOS acquiring a participation interest under the Forbearance Agreements; and (b) the interest rate and date of commencement of the accrual of PIK interest on approximately $125 million of the Company’s indebtedness was modified as of March 31, 2008. See “Management’s Discussion and Analysis — Borrowings — Forbearance Agreements with Lead Lending Bank — Recent Development — March 2008 Modifications to Forbearance Agreements and Refinancing of BOS Loan.”

From inception through December 31, 2007, we had purchased and originated in excess of $4.73 billion in mortgage loans. As of December 31, 2007, we had total assets of $1.69 billion, our portfolios of notes receivable and loans held for investment and sale, net totaled $1.53 billion, and our stockholders’ equity was $39.3 million.

The Company had a net loss of $8.6 million for the year ended December 31, 2007, compared with a net loss of $1.8 million for the year ended December 31, 2006. The net loss for the year ended December 31, 2007 was principally the result of a significant provision for loan losses, which was more than offset by a significant gain on debt forgiveness. Due principally to the rapid and substantial deterioration in the housing and subprime mortgage markets and deterioration in the performance of the Company’s portfolios of acquired and originated loans, including particularly the portfolio of acquired second-lien mortgage loans, the Company reassessed its allowance for loan losses in the quarter ended September 30, 2007, which resulted in significantly increased estimates of inherent losses in its portfolios. As a result, the provision for loan losses increased to $262.7 million in the quarter ended September 30, 2007. For the year 2007, the provision for loan losses was $274.6 million, and the net gain on the debt forgiveness was $284.2 million. See “Management’s Discussion and Analysis — Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.”

As a result of the Forbearance Agreements entered into on December 28, 2007 with the bank, the Company’s only business and principal operational activity as of December 31, 2007, is the servicing of its acquired and originated mortgage loans and real estate assets. Accordingly, discussions in this Form 10-K regarding loan acquisition and mortgage origination operations are of a historical nature, referring to those activities that the Company actively engaged in prior to entering into the Forbearance Agreements.

The Company is currently seeking to begin providing services for third parties, on a fee-paying basis, which are directly related to our servicing operations and our portfolio acquisition experience with residential mortgage loans. We are actively seeking to (a) expand our servicing operations to provide similar sub-servicing and collection services to third parties, and (b) capitalize on our experience to provide customized, comprehensive loan analysis and in-depth end-to-end transaction and portfolio management services to the residential mortgage markets. Some of these services include, in addition to servicing loans for others, performing 1-4 family residential portfolio stratification and analysis, pricing, due diligence, closing, and collateral transfer. In addition, we are actively seeking to broker new originated loans developed from internal leads from our existing portfolio or from externally developed leads. These new business activities will be subject to the consent of the bank, and we may not be successful in entering into or implementing any of these businesses.

All disclosures and explanations included in this Form 10-K must be read in light of the Forbearance Agreements and the changed nature of the Company’s business.

Loan Acquisitions

Since commencing operations in 1990, and until December 28, 2007, we had become a nationally recognized buyer of portfolios of residential mortgage loans, both first and second-lien loans, and real estate assets from a variety of financial institutions in the United States, including mortgage banks, commercial banks and thrifts, other traditional financial institutions and other specialty finance companies. These portfolios generally consisted of one or more of the following types of mortgage loans:

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

We refer to the S&D loans we acquired as “notes receivable.” In 2007, we purchased notes receivable with an aggregate unpaid principal balance of $528.7 million at an aggregate purchase price equal to 83% of the face amount of the notes. Approximately 49% of the unpaid principal balance of the loans purchased was secured by first liens on residential 1-4 family properties; the remaining 51% was secured by second liens on residential properties.

Loan Originations

We conducted our loan origination business through our wholly-owned subsidiary, Tribeca Lending Corp. (“Tribeca”), which we formed in 1997 in order to capitalize on our experience in evaluating and servicing scratch and dent residential mortgage loans. We originated primarily subprime residential mortgage loans to individuals with serious financial difficulties and whose documentation, credit histories, income and other factors caused them to be classified as subprime borrowers and to whom, as a result, conventional mortgage lenders often would not make loans (“Liberty Loans”). The loans we originated typically carried interest rates that were significantly higher than those of prime loans and we believe had fairly conservative loan-to-value ratios at origination. The principal factor in our underwriting guidelines has historically been our determination of the borrower’s equity in his or her home and the related calculation of the loan-to-value ratio based on the appraised value of the property, and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan. In 2005, we began in an increasing number of cases to gather and analyze additional information that allowed us to assess to a reasonable degree the borrower’s ability and intent to repay the loan in connection with our credit decision. Throughout the first nine months of 2007, we made several credit tightening adjustments and/or modifications to our subprime loan origination programs, principally in response to the changing mortgage origination and housing markets. We chose to focus our marketing efforts on this segment of the 1-4 family residential real estate mortgage market in order to capitalize on our experience in acquiring and servicing loans with similar credit risk characteristics.

In 2007, we originated $291.6 million in subprime mortgage loans, 89% of which were adjustable-rate (fixed-rate for the first two years) loans. We originated approximately 32% of our mortgage loans on a retail basis, compared with 36% in 2006, and the remainder through our wholesale network of mortgage brokers. We hold the majority of mortgages we originated in our portfolio and have sold the remainder for cash in the whole-loan market, depending on market conditions and our own portfolio goals.

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

In October 2004, we consolidated all of our arrangements with the bank relating to the term funding of loan acquisitions under a Master Credit and Security Agreement (“Master Credit Facility”). Under this Master Credit Facility, which had been extended to November 30, 2007, we requested loans to finance the purchase of pools of residential mortgage loans or refinance existing outstanding loans. In connection with our business expansion, the bank had arranged for additional financial institutions to participate under our Master Credit Facility. In August 2006, we entered into a $40 million revolving warehouse agreement (referred to as “Flow Warehouse”) with the bank and a participant to accumulate loans acquired on a flow basis prior to aggregating such loans into term debt under the Master Credit Facility. Prior to August 2006, loan acquisitions acquired on a flow basis were funded directly under the Master Credit Facility. Our borrowings under the Flow Warehouse and Master Credit Facility were secured by a first priority lien on the mortgage loans financed by the proceeds of our borrowings. This facility was renewed in August 2007 by the bank for $20 million and for a term of one year.

To finance the loans it originated, in October 2005, Tribeca entered into a Warehousing Credit and Security Agreement (referred to as “Tribeca Warehouse Facility” or “Tribeca Warehousing Agreement”) with Sky Bank and a participant in order to accumulate loans originated prior to aggregating such loans into term debt under a separate master credit and security agreement with the bank. This warehousing agreement was a revolving commitment for $60 million. The Tribeca Warehouse Facility was renewed in June 2007. In the first quarter of 2006, Tribeca and certain of its subsidiaries entered into a Master Credit and Security Agreement

(referred to as “Tribeca Master Credit Facility”) with the bank pursuant to which Tribeca could borrow term funds to finance originated loans temporarily financed under its Warehouse Facility. In the first quarter of 2006, Tribeca also entered into a $100 million Master Credit and Security Agreement with BOS (USA) Inc., an affiliate of the Bank of Scotland; $98 million under this facility was used to consolidate and refinance term loans previously made to Tribeca by the bank.

On December 28, 2007, Franklin entered into Forbearance Agreements with the bank, which substantially modified the borrowing arrangements summarized above and expressly terminated fundings for new acquisitions and originations under these credit facilities. See “Management’s Discussion and Analysis — Borrowings.”

Corporate History

We were formed in 1990 by, among others, Thomas J. Axon, our Chairman and President, and Frank B. Evans, Jr., one of our directors, for the purpose of acquiring consumer loan portfolios from the Resolution Trust Company, or RTC, and the Federal Deposit Insurance Corporation, or FDIC. We became a public company in December 1994, when we merged with Miramar Resources, Inc., a publicly traded oil and gas company that had emerged from bankruptcy proceedings in December 1993. The newly formed entity was renamed Franklin Credit Management Corporation. At the time of the merger, we divested substantially all of the remaining oil and gas assets directly owned by Miramar in order to focus primarily on the non-conforming sector of the residential mortgage industry. At that time, we decided to capitalize on our experience and expertise in acquiring and servicing loans from the RTC and the FDIC and began purchasing performing, reperforming and nonperforming residential mortgage loans from additional financial institutions. In 1997, we formed Tribeca to originate subprime residential mortgage loans.

In August 2005, we completed a public offering of 1,265,000 of shares of our common stock at a public offering price of $11.50 per share. This follow-on public offering resulted in net proceeds to the Company and the addition to equity of approximately $12.6 million. In conjunction with the public offering, the Company’s common stock ceased to be quoted on the Over-the-Counter Bulletin Board under the symbol “FCSC” and commenced trading on The Nasdaq National Market under the symbol “FCMC.” At December 31, 2007, the Company was not in compliance with certain requirements of the Nasdaq Stock Market. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Delisting Proceedings.”

Loan Acquisitions — Franklin

Most financial institutions generally sell or securitize the majority of the loans they originate in the secondary market. The vast majority of these loans are sold at a premium to the face value of the loan, creating a profit for the originator/seller. For a variety of reasons, however, a portion of their loan production either cannot be sold as intended or must be repurchased for any number of reasons including borrower credit, loan-to-value ratios, delinquencies, documentation deficiencies or changing demands by investors. Such loans typically must be sold at a discount to the face value of the note. Our acquisition business was focused on purchasing these S&D loans for which a highly liquid secondary market generally did not exist. We have had a variety of opportunities to purchase S&D loans, both shortly following origination and throughout the remainder of their lifecycle.

Newly originated loans.  When a financial institution cannot sell a newly-originated mortgage loan through normal secondary market channels, it may sell that mortgage at a discounted price in order to free up cash or financing capacity. Newly originated loans may be sold multiple times before they are purchased by a long-term investor. A typical scenario is that a loan is originated by a local mortgage banker, sold to an intermediary mortgage banker, and finally either sold to a long-term investor or securitized. At any point in this process, we may have had an opportunity to purchase the loan for various reasons, including:

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

It is often more efficient and economical (and sometimes imperative) for lenders in the situations described above to sell S&D loans at a discount to a third-party than to expend the resources necessary to rehabilitate these loans internally, as these lenders generally do not possess the financial capability, desire or specialized skills and infrastructure necessary to effectively value or service these types of assets. In contrast, we developed expertise and an economically-scaled organization that permitted us to effectively evaluate, bid, finance and service portfolios of these loans. In November 2007, Franklin ceased to acquire or originate loans, and under the terms of the Forbearance Agreements, the Company is prohibited from acquiring or originating loans.

Since commencing operations, we have purchased in excess of $3.45 billion in S&D loans, comprised of approximately 80,000 loans, primarily from financial institutions. During 2007, we purchased approximately $528.7 million of principally S&D loans (approximately 49% of which were first liens) at a weighted average price of 83%, compared with approximately $621.4 million during 2006 at a weighted average price of 92% and $505.7 million during 2005 at a weighted average price of 93%. In both 2005 and 2006, the loans we purchased consisted principally of second-lien mortgages on 1-4 family residential properties; and, the portfolio of second-lien mortgages on 1-4 family residential properties aggregated $920.8 million at December 31, 2007.

Our acquisition department sought and identified opportunities to purchase portfolios of S&D loans, performed due diligence on the loans included in a portfolio, prepared a bid for the portfolio in accordance with our price and yield guidelines based on the results of its due diligence investigation and assisted in the integration of the loans that we ultimately acquired for our existing portfolio.

“Bulk” and “Flow” Acquisitions

Some lenders sell their S&D loans in the secondary market in small amounts on a frequent basis, while other institutions tend to accumulate larger pools of mortgages before selling them. We established an acquisition group to focus on each of these two segments of the selling market. Our bulk purchase unit historically was responsible for acquisitions of portfolios with a face value of notes receivable in excess of $1.5 million, while our flow unit historically was responsible for acquisitions of portfolios or individual notes with a face value of up to $1.5 million. These amounts were increased to $2.0 million in 2006. We made the majority of our bulk pool purchases of S&D loans from large conventional lenders in connection with the various opportunities described above. In contrast, our flow purchases were generally made on a more regular basis from smaller, regional mortgage banks that had a need to quickly dispose of one or more S&D loans. Bulk purchases constituted 81% of our overall purchases in 2007, 84% in 2006 and 79% in 2005, respectively.

Due Diligence

We established a due diligence review process over our years of experience with sellers of S&D loans that we used for all prospective purchases. In connection with our purchases of bulk portfolios, the due diligence process included an analysis of a majority of the loans in a prospective portfolio, except in the case of very large portfolios where, due to time constraints, we analyzed a representative sample of assets in the portfolio. Our team evaluated, among other things, lien position, the value of collateral and the borrower’s debt-to-income ratio, creditworthiness, employment stability, number of years of home ownership, FICO scores and mortgage payment history. Where appropriate, our acquisition department performed an on-site evaluation of the seller’s loan servicing department in addition to reviewing the loan files that comprised the portfolio. This process provided us with additional information as to the actual quality of the servicing of the loans in the portfolio, which we believed was critical to our ability to properly evaluate the portfolio. In the case of flow purchases, we typically performed due diligence at our office on each loan we acquired, which focused on the same matters described above. In all cases, we tailored our review as appropriate based on the level of our prior experience with the seller and other factors relevant to the specific portfolio.

Pricing

For both our bulk and flow purchases, we compared the information derived from our due diligence review to our historical statistical database and, coupled with our cumulative knowledge of the non-conforming segment of the mortgage industry, our acquisition department projected a collection strategy and estimated the collectibility, cost to service and timing of cash flows with respect to the loans in the portfolio. Using this information, the acquisition department prepared a bid based upon pricing and yield guidelines that reflected the returns we were then seeking on purchased assets.

We have accumulated proprietary databases, models and statistical data, over our years of experience with borrowers of S&D loans, based on our understanding of the entire credit cycle and our ability to resolve loans. We believe our intellectual property provided us with a competitive advantage in analyzing, pricing and bidding on S&D loans.

Competition

We faced increasingly intense competition in the market for the acquisition of S&D loans. Many of our competitors had financial resources, acquisition departments and servicing capacity considerably larger than our own. Among our largest competitors were Residential Funding Corporation, Bayview Financial Trading Group, Countrywide Financial Corporation, The Goldman Sachs Group, Lehman Brothers, Bear Stearns & Co., Inc. and C-Bass. Competition for acquisitions was generally based on price, reputation of the purchaser, funding capacity and ability to execute within timing parameters required by the seller.

Borrowers

Our business model focused for the most part on holding the mortgage assets that we acquired through resolution. The borrowers in our portfolio represent a broad and diverse group of individuals and no single borrower represents a significant portion of our S&D loans. Our borrowers from the loans we acquired are located in all 50 states.

Sellers

We acquired S&D loans through a variety of methods, including negotiated sales, existing purchase agreements, joint-bids with other institutions and private and public auctions. The supply of assets available for purchase by us was influenced by a number of factors, including knowledge by the seller of our interest in purchasing assets of the type it was seeking to sell, the general economic climate, financial industry regulation and new residential mortgage loan origination volume. During 2007, we purchased an aggregate of 390 portfolios from 212 sellers, compared with an aggregate of 425 portfolios from 204 sellers in 2006. Our sources of bulk loan acquisitions historically varied from year to year. In addition to acquiring loans directly from sellers, we also occasionally acquired loans indirectly through brokers.

Marketing

Members of the sales and marketing group of our acquisitions department continually sought to identify new opportunities for the purchase of bulk and flow mortgage assets. They focused on deepening relationships with sellers from whom we had made acquisitions in the past and on developing relationships with new sellers, as well as with brokers who had access to sellers of the types of portfolios that we were interested in purchasing.

Loan Originations — Tribeca

We formed Tribeca, our wholly-owned subsidiary, in 1997 as an origination platform for subprime residential mortgages. Tribeca’s mortgage origination platform provided us with an additional vehicle for growth and reduced our reliance on loan acquisitions from other financial institutions for growth. Since commencing operations in 1997, Tribeca originated approximately $1.55 billion in subprime residential mortgage loans for individuals in serious financial difficulties and with credit histories, income and/or other factors that caused them to be classified as subprime borrowers.

Through Tribeca, we originated principally first mortgage loans. While our strategy was to hold a majority of originated loans in our portfolio for investment, our strategy changed from time to time in the past based on market conditions and our own portfolio needs. During the third quarter of 2006, we began to sell a portion of our newly originated loans for cash on a whole-loan, servicing-released basis. We focused on developing and offering an array of proprietary niche products, including innovative purchase and refinance loans for 1-4 family residential real estate. We offered both fixed and adjustable rate mortgages. Our maximum loan amount was $2 million, and our maximum loan-to-value ratio generally was 75% for portfolio loans (100% for loans underwritten to specific investor guidelines), depending on the specific product and that product’s underwriting requirements. In 2007, our average loan amount was $238,000, compared with an average loan amount of $227,000 in 2006 and $228,000 in 2005. For loans originated in 2007, the weighted average loan-to-value ratio was 66%, compared with weighted average loan-to-value ratios of 65% and 67% for 2006 and 2005, respectively.

Wholesale and Retail Originations

Tribeca originated loans through both wholesale and retail channels. In 2007, approximately 32% of loans was originated through our retail channels, with the remainder originated through a wholesale network of mortgage brokers. Of retail loans originated in 2007, approximately 87% was Liberty Loans, which we generally have held for our portfolio, while the balance represented loans that we originated for sale to investors.

The focus of our retail operation had been direct-to-consumer loans. Our marketing efforts consisted primarily of pursuing internet-generated leads and to a lesser extent, referral-based business from attorneys, accountants, real estate agents and financial planners, as well as the retention of existing Franklin Credit Management Corporation borrowers. The focus of our wholesale account executives was on identifying qualified mortgage brokers and generating a consistent flow of business. Tribeca, at December 31, 2007, maintained two lending offices, located in New Jersey and Pennsylvania, but originated loans in 33 states.

Tribeca sought to minimize the inherent risk of using mortgage brokers to source a significant portion of its Liberty Loan originations through a mortgage broker review and approval process. Only approved mortgage brokers could submit mortgage loan request packages to Tribeca for processing and underwriting. Tribeca considered a number of factors for broker approval, including requiring experience in sourcing subprime mortgage loans, appropriate state licenses, and errors/omissions and fidelity insurance polices in force. Tribeca also reviewed broker tax returns, credit reports, and the broker’s history of lending experience and consumer complaints.

A complete mortgage loan request package included in many cases a completed borrower application in accordance with our particular program guidelines, credit report, appraisal and other required documentation supporting the application. Appraisals were only accepted from Tribeca-approved appraisers, and appraised values generally were compared with various other sources of property value estimates or opinions. When a mortgage loan request package was received from an approved broker, Tribeca personnel reviewed the package for all required documents and information. If the package was complete, Tribeca personnel underwrote the loan in accordance with its loan program requirements. After receipt of the broker loan package, Tribeca controlled the processing, underwriting, approval/denial, legal and regulatory documents, closing and funding of the approved loan.

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

Tribeca closed a total of $6.5 million of the loans in the acquired pipeline and paid $33,000 in fees to the seller of the wholesale origination operation. Tribeca’s obligation to pay 50 basis points to the seller for closed loans from the acquired pipeline has been satisfied.

During the quarter ended September 30, 2007, we consolidated the processing, underwriting, closing and administrative operations of Tribeca into a single location, to take advantage of the synergies of this acquisition, and as origination volumes declined due to the tightening of our underwriting standards and the absence of the secondary market for “Alt-A” loan sales. As a result, the total number of Tribeca employees, including the Bridgewater employees, was reduced to 59 at September 30, 2007, from 144 at March 31, 2007. Additional staff reductions in Tribeca continued during the three months ended December 31, 2007 as we ceased to originate loans during the quarter. Tribeca had 37 employees at December 31, 2007.

Borrowers

As with loans we acquired, borrowers of loans we originated are a diverse population and no single borrower represents a significant portion of our loans. Our borrowers are located in 33 states, with approximately 55% and 62%, respectively, of the aggregate amount of loans originated in 2007 and 2006 being secured by property in New York and New Jersey. At December 31, 2007, approximately 59% of originated loans held for investment were secured by property in New York and New Jersey.

Secondary Marketing

In 2007, we sold $37.5 million of loans and realized a net loss on sale of $305,000, and in 2006, we sold $119.8 million of loans and realized a net gain on sale of $1.9 million. The percentage of originated loans sold varied from year to year, depending on market conditions and our portfolio needs.

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

In the years ended December 31, 2007 and 2006, the Company repurchased $25.4 million and $1.8 million, respectively, of Liberty Loans previously sold to investors. As of December 31, 2007, the Company was not subject to any claims by purchasers seeking to repurchase loans sold.

Licensing

Tribeca is currently licensed as a mortgage banker or exempt from licensing in 34 states. Tribeca is also a Department of Housing and Urban Development FHA Title I and Title II approved lender. Using its current mortgage banker licenses and exemptions, Tribeca has the ability to broker loans in 20 states. See “Risk Factors — Risks Related to Our Business.”

Products

We have varied our product offerings depending on market conditions. Our origination volume has focused on Liberty Loans, which we generally have held for investment in our own portfolio, and Gold and Platinum loans, which we originated for sale to investors as described above.

Liberty Loans.  During 2006 and 2007, a majority of our loan originations were conducted through our Liberty Loan program. The Liberty Loan is oriented toward borrowers typically in severe financial difficulty who are undergoing a transition in their credit profile due to unforeseen life events such as divorce, business failure, loss of employment, health crises and similar events. A substantial portion of our Liberty Loan originations served as foreclosure bailouts for the borrowers. Our historical experience has been that Liberty Loan customers either pay off their loans in full by refinancing at a lower interest rate once they have re-established their credit record, or end up in the foreclosure process. Our experience prior to 2007 has been that a good portion of the loans in the foreclosure process pay off in full before actual foreclosure. However, due to the decline in home prices in the U.S. and related declines in borrowers’ equity in their homes during 2007, combined with the significant tightening of new credit throughout the mortgage lending industry, particularly in the subprime segment of the industry, borrowers with imperfect credit histories have encountered significant increased difficulty in refinancing their mortgages. Liberty Loans have been primarily adjustable-rate mortgages, or ARMs, with 30-year terms, with a fixed rate of interest for the first two years and a six-month adjustable rate of interest for the remaining term of the mortgage. The maximum Liberty Loan amount generally was $2 million, with a maximum loan-to-value ratio generally of 75%. Our average Liberty Loan amount in 2007 was $236,000, and in 2006 was $223,000.

Our Liberty Loan application and approval process was streamlined, generally requiring little documentation. The principal factor in our underwriting guidelines was historically our determination of the borrower’s equity in his or her home and the related calculation of the loan-to-value ratio based on the appraised value of the property, and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan. The specific parameters of the Liberty Loan program continued to evolve. In 2005, we began in an increasing number of cases to gather and analyze additional information that allowed us to assess to a reasonable degree the borrower’s ability and intent to repay the loan in connection with our credit decision. We offered borrowers several variations of the Liberty Loan based on the amount of documentation provided by the borrower, with the loan-to-value ratio increasing to a maximum of 75% for the product variation requiring the most documentation supporting the ability and intent of the borrower to repay the loan and decreasing to a maximum of 65% for the product variation requiring the least of such documentation. Throughout 2006, loans were assessed to determine the borrower’s ability to make the required mortgage payments using debt-to-income ratio maximums, and taking into consideration compensating factors. However, the assessment of the borrower’s ability to pay was limited depending on the documentation requirements of the particular Liberty Loan product program. Prior to September 2006, we utilized third-party vendors to review the quality of the appraisals on all loans and we used broker price opinions only for loan amounts over $350,000. Effective in September 2006, broker price opinions were used for all loans to compare with appraisals in order to best assess the equity in the borrower’s home.

It was our policy not to originate loans subject to either HOEPA or the various state and local laws regarding “high-cost” loans. Consistent with what we believe were industry best practices, the Liberty Loan program, among other things, did not allow for negative amortization, interest-only payments, teaser rates, short-term balloon payments, the financing of single-premium credit life insurance, long-term prepayment penalties, interest rates that increase upon default, or mandatory arbitration clauses.

During 2007, in response to generally declining home prices in the U.S. and deteriorating mortgage origination conditions, Tribeca made a series of credit tightening changes to its loan programs, particularly its Liberty Loan programs. These underwriting and loan-to-value changes resulted in, as of mid-2007, a maximum loan-to-value of 70% for “full” documentation Liberty Loans with a maximum loan amount of $1 million, and a maximum-loan-to value of 65% for up to a maximum loan amount of $1 million for “stated” income Liberty Loans.

Platinum and Gold Loans.  The balance of our loan originations in 2006 and 2007 were conducted through our Platinum and Gold programs, which were for loans to be sold to specific investors. Borrowers of our Platinum and Gold loans typically had higher credit ratings than borrowers under loans that we originated to hold for our portfolio, as they were underwritten to specific investor guidelines that required higher credit profiles.

Competition

The market for non-prime loan originations has been highly competitive. Up until the middle of the fourth quarter of 2007, Tribeca competed with a variety of lenders, including banks and mortgage bankers, for the origination of subprime and non-prime mortgages. Among the largest and most well-established of these competitors had been New Century Mortgage, Ameriquest Mortgage, Countrywide Financial Corporation, Household Financial Services, Quality Home Loan, Imperial Wholesale Lending and Emigrant Mortgage. Many of our competitors possessed greater financial resources, longer operating histories and lower costs of capital than we did. Competition for mortgage originations was based upon marketing efforts, loan processing capabilities, funding capacity, loan product desirability, interest rates and fees and, to a much lesser extent in our case, the ability to sell loans for a premium in the secondary market.

Mortgage Banking Segment Summary Information

The following table sets forth certain information regarding revenues, expenses and income before provision for income taxes for our mortgage banking segment:

	Year Ended December 31,
	2007	2006	2005

Revenues:
Interest income	$40,377,472	$41,219,970	$24,331,218
Purchase discount earned	131,729	237,144	459,742
Gain on sale of notes receivable	(1,299)	—	—
(Loss)/gain on sale of originated loans	(305,446)	1,871,633	1,276,566
Gain on sale of other real estate owned	390,781	173,989	34,181
Other income	2,678,334	3,372,000	1,263,883

Total revenues	43,271,571	46,874,736	27,365,590

Operating expenses:
Interest expense	38,419,580	33,960,553	16,727,093
Collective, general and administrative	11,621,591	5,718,053	2,875,994
Provision for loan losses	26,261,314	204,508	1,004,388
Amortization of deferred financing costs	917,403	1,970,040	1,123,187
Depreciation	504,220	291,065	221,062

Total expenses	77,724,108	42,144,219	21,951,724

(Loss)/income before provision for income taxes	(34,452,537)	4,730,517	5,413,866
Income tax (benefit)/provision	(13,579,414)	2,034,122	2,434,508

Net income	$(20,873,123)	$2,696,395	$2,979,358

Fixed-rate originations	$31,718,090	$25,728,501	$36,636,445
Adjustable-rate originations	$259,898,537	$359,015,077	$390,624,027
Total originations	$291,616,627	$384,743,578	$427,260,472
Loans sold	$37,477,843	$119,767,721	$60,715,866

Servicing

Except for a temporary period after acquiring a pool of loans when servicing may have been performed for us by the seller, we service substantially all of the loans in our portfolio, including both purchased and originated loans, until resolution. At December 31, 2007, our servicing department consisted of 106 employees who managed 31,077 loans. Our servicing operations are conducted in the following departments:

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

Legal.  Our legal department, which consists of non-lawyer administrative staff experienced in collection work, manages and monitors the progress of seriously delinquent loans and loans which we believe will develop into serious delinquencies. In addition to maintaining contact with borrowers through telephone calls and collection letters, this department utilizes various strategies in an effort to reinstate an account or revive cash flow on an account. The legal department analyzes each loan to determine a collection strategy to maximize the amount and speed of recovery and minimize costs. The particular strategy is based upon each individual borrower’s past payment history, current credit profile, current ability to pay, collateral lien position and current collateral value. We employ a range of strategies depending on the specific situation, including the following:

•	Short-term repayment plans, or forbearance plans, when a delinquency can be cured within six months;

•	Loan modifications, when a delinquency cannot be cured within three months but the borrower has the financial ability to abide by the terms of the loan modification;

•	Short sales, when the borrower does not have the ability to repay and the equity in the property is not sufficient to satisfy the total amount due under the loan, but we accept the sale price of the property in full satisfaction of the debt in order to expedite the process for all parties involved;

•	Deed-in-lieu, when the borrower does not have the ability to repay and the equity in the property is not sufficient to satisfy the total amount due, but we accept the deed in full satisfaction of the debt in order to expedite the process for all parties involved;

•	Assumption, when the borrower wishes to relinquish responsibility to a third party and the prospective borrower demonstrates the ability to repay the loan;

•	Subordination, when we have the second lien on a property and the first-lien holder wishes to refinance its loan, to which we will agree if the terms of the refinanced loan permit the borrower to repay our loan; and

•	Deferment agreements, when we forgo collection efforts for a period of time, typically as a result of a hardship incurred by the borrower, such as a natural disaster or a death or illness in the family, as a result of which the borrower is temporarily unable to repay.

Seriously delinquent accounts not resolved through the loss mitigation activities described above are foreclosed or a judgment is obtained against the related borrower in accordance with state and local laws, with the objective of maximizing asset recovery in the most expeditious manner possible. This is commonly referred to as loss management. Foreclosure timelines are managed through a timeline report built into the loan servicing system. The report schedules milestones applicable for each state throughout the foreclosure process, which enhances our ability to monitor and manage the process. Properties acquired through foreclosure are transferred to our real estate department to manage eviction and marketing or renting of the properties. However, until foreclosure is completed, efforts at loss mitigation are continued.

In addition, our legal department manages loans by borrowers who have declared bankruptcy. The primary objective of the bankruptcy group within our legal department, which utilizes outside counsel, is to proactively monitor bankruptcy assets and outside counsel to ensure compliance with individual plans and to ensure recovery in the event of non-compliance.

Real Estate.  Our real estate department manages all properties acquired by us upon foreclosure of a delinquent loan or through purchase as part of a loan portfolio in order to preserve their value and ensure that maximum returns are realized upon sale. We own real estate, or OREO, in various states that we acquired through foreclosure, a deed-in-lieu or acquisition. These properties are 1-4 family residences, co-ops and condos. We acquire or foreclose on property primarily with the intent to sell it at a price to at least recover our cost. From time to time, OREO properties may be in need of repair or improvements in order to either increase the value of the property or reduce the time that the property is on the market. In those cases, the OREO property is evaluated independently and we make a determination of whether the additional investment would increase our return upon sale or rental of the property.

Quality Control.  Our Quality Control department monitors all aspects of loan servicing from boarding through foreclosure. It is the department’s responsibility to ensure that the company’s policies and procedures are followed. Collection calls are monitored to ensure quality and to ensure that all Fair Debt Collection Act requirements are being met. Monthly meetings with staff to discuss individual quality control scores are held, and in certain cases, further training is recommended. Reviews of privacy and proper controls for document removal are done monthly.

Training.  Our training department works with all departments of loan servicing to ensure that all employees of the department are fully informed of all the procedures necessary to completed their required tasks. The department ensures all loan servicing employees are trained in Fair Debt Collection Act practices as well as effective communication skills.

Portfolio Characteristics

Overall Portfolio

At December 31, 2007, our portfolio (excluding OREO) consisted of $1.42 billion of notes receivable (inclusive of purchase discount not reflected on the face of the balance sheet) and $505.7 million of loans held for investment. There were no loans held for sale at December 31, 2007. Our total loan portfolio grew 16% to $1.92 billion at December 31, 2007, from $1.66 billion at December 31, 2006. Not boarded loans represent loans serviced by the seller on a temporary basis. The following table sets forth information regarding the types of properties securing our loans.

		Percentage of Total
Property Types	Principal Balance	Principal Balance

Residential 1-4 family	$1,600,634,441	83.20%
Condos, co-ops, PUD dwellings	236,819,505	12.31%
Manufactured and mobile homes	18,575,140	0.97%
Multi-family	749,055	0.04%
Secured, property type unknown(1)	29,248,074	1.52%
Commercial	3,328,122	0.17%
Unsecured loans(2)	33,899,001	1.76%
Other	627,238	0.03%

Total	$1,923,880,576	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.

(2)	The loans included in this category are principally second-lien loans where the residential real estate collateral has been foreclosed by the first-lien holder.

Geographic Dispersion.  The following table sets forth information regarding the geographic location of properties securing the loans in our portfolio at December 31, 2007:

		Percentage of Total
Location	Principal Balance	Principal Balance

California	$264,789,709	13.76%
New York	211,217,255	10.98%
New Jersey	186,256,242	9.68%
Florida	167,528,926	8.71%
Texas	89,833,416	4.67%
Pennsylvania	87,157,016	4.53%
Ohio	65,474,099	3.40%
Illinois	63,004,703	3.27%
Maryland	60,561,445	3.15%
Michigan	57,434,860	2.99%
All Others	670,622,905	34.86%

Total	$1,923,880,576	100.00%

Amounts included in the tables above under the heading “Principal Balance” represent the aggregate unpaid principal balance outstanding of notes receivable, loans held for investment and loans held for sale.

Asset Quality

Delinquency.  The following tables provide a breakdown of the delinquency status of our notes receivable, loans held for investment and loans held for sale portfolios as of the dates indicated, by principal balance. Because we specialized in acquiring and servicing loans with erratic payment patterns and an elevated level of credit risk, a portion of the loans we have acquired were in various stages of delinquency, foreclosure and bankruptcy when we acquired them. We monitor the payment status of our borrowers based on both contractual delinquency and recency delinquency. By contractual delinquency, we mean the delinquency of payments relative to the contractual obligations of the borrower. By recency delinquency, we mean the recency of the most recent full monthly payment received from the borrower. By way of illustration, on a recency delinquency basis, if the borrower has made the most recent full monthly payment within the past 30 days, the loan is shown as current regardless of the number of contractually delinquent payments. In contrast, on a contractual delinquency basis, if the borrower has made the most recent full monthly payment, but has missed an earlier payment or payments, the loan is shown as contractually delinquent. We classify a loan as in foreclosure when we determine that the best course of action to maximize recovery of unpaid principal balance is to begin the foreclosure process. We classify a loan as in bankruptcy when we receive notice of a bankruptcy filing from the bankruptcy court.

		December 31, 2007
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%

Current	0 - 30 days	$959,844,059	49.89%	$1,120,797,311	58.25%
Delinquent	31 - 60 days	125,213,791	6.51%	95,761,778	4.98%
	61 - 90 days	8,929,391	0.46%	34,790,945	1.81%
	90+ days	286,038,884	14.87%	128,676,091	6.69%
Bankruptcy	0 - 30 days	29,384,478	1.53%	87,622,292	4.55%
Delinquent	31 - 60 days	6,383,420	0.33%	7,556,925	0.39%
	61 - 90 days	2,556,033	0.13%	3,995,884	0.21%
	90+ days	114,241,573	5.94%	53,390,403	2.78%
Foreclosure	0 - 30 days	1,991,903	0.10%	32,997,880	1.71%
Delinquent	31 - 60 days	3,597,615	0.19%	11,465,656	0.60%
	61 - 90 days	374,471	0.02%	10,356,000	0.54%
	90+ days	385,324,958	20.03%	336,469,411	17.49%

	Total	$1,923,880,576	100.00%	$1,923,880,576	100.00%

Total loans	0 - 30 days	$991,220,440	51.52%	$1,241,417,483	64.53%

		December 31, 2006
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%

Current	0 - 30 days	$961,563,124	57.91%	$1,096,675,851	66.04%
Delinquent	31 - 60 days	89,662,792	5.40%	57,397,832	3.46%
	61 - 90 days	12,558,911	0.75%	20,572,952	1.24%
	90+ days	195,922,320	11.80%	85,060,512	5.12%
Bankruptcy	0 - 30 days	38,276,181	2.31%	101,649,384	6.12%
Delinquent	31 - 60 days	8,523,006	0.51%	6,957,591	0.42%
	61 - 90 days	3,231,686	0.19%	2,920,336	0.18%
	90+ days	104,883,243	6.32%	43,386,805	2.61%
Foreclosure	0 - 30 days	622,379	0.04%	8,371,118	0.50%
Delinquent	31 - 60 days	214,085	0.01%	1,789,362	0.11%
	61 - 90 days	244,283	0.02%	2,593,268	0.16%
	90+ days	208,091,113	12.53%	196,418,112	11.83%
Not Boarded(1)		36,687,620	2.21%	36,687,620	2.21%

	Total(2)	$1,660,480,743	100.00%	$1,660,480,743	100.00%

Total loans	0 - 30 days	$1,000,461,684	60.25%	$1,206,696,353	72.67%

(1)	Not boarded represents recently acquired loans serviced by the seller on a temporary basis. A portion of not boarded loans has been included in the appropriate delinquency categories based on information provided by the seller-servicer. The remaining portion of not boarded loans, for which information has not been entered into our servicing system, is shown in the not boarded category. Total not boarded loans amounted to $129,906,356 at December 31, 2006.

(2)	Excludes $17.2 million of loans sold to investors, which the Company committed to repurchase, that are included on the face of the balance sheet at December 31, 2006.

Notes Receivable Portfolio

As of December 31, 2007, our notes receivable portfolio, which consists of purchased loans, included approximately 28,865 loans with an aggregate unpaid principal balance (“UPB”) of $1.42 billion, compared with approximately 29,460 loans with an aggregate UPB of $1.25 billion as of December 31, 2006. Impaired loans comprise and will continue to comprise a significant portion of our portfolio. Many of the loans we have acquired were impaired loans at the time of purchase. We generally purchased such loans at discounts and have considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income generally is not accrued on impaired loans, interest and fees are received on a portion of loans classified as impaired. The following table provides a breakdown of the notes receivable portfolio by year:

	2007	2006	2005

Performing loans	$1,087,987,060	$866,296,721	$536,974,892
Allowance for loan losses	129,967,195	7,745,261	14,266,781
Nonaccretable discount*	61,590,526	29,536,412	5,423,419

Total performing loans, net of allowance for loan losses and nonaccretable discount	896,429,339	829,015,048	517,284,692

Impaired loans	330,212,508	251,210,748	244,986,933
Allowance for loan losses	100,842,743	44,679,114	43,691,572
Nonaccretable discount*	40,551,354	19,892,190	8,529,588

Total impaired loans, net of allowance for loan losses and nonaccretable discount	188,818,411	186,639,444	192,765,773

Not yet boarded onto servicing system	—	129,906,356	188,037,218
Allowance for loan losses	—	—	9,317,802
Nonaccretable discount*	—	11,102,901	10,028,006

Not yet boarded onto servicing system, net of allowance for loan losses and nonaccretable discount	—	118,803,455	168,691,410

Total notes receivable, net of allowance for loan losses and nonaccretable discount	1,085,247,750	1,134,457,947	878,741,875

Accretable discount*	26,507,403	12,842,755	11,360,617

Total Notes Receivable, net of allowance for loan losses and accretable/nonaccretable discount	$1,058,740,347	$1,121,615,192	$867,381,258

*	Represents purchase discount not reflected on the face of the balance sheet in accordance with SOP 03-3 for loans acquired after December 31, 2004. Accretable discount is the excess of the loan’s estimated cash flows over the purchase prices, which is accreted into income over the life of the loan. Nonaccretable discount is the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated at the time of acquisition.

The following table provides a breakdown of the balance of our portfolio of notes receivable between fixed-rate and adjustable-rate loans, net of allowance for loan losses and excluding loans purchased but not yet boarded onto our servicing operations system as of December 31, 2007, December 31, 2006 and December 31, 2005 of $0, $129,906,356, and $178,719,416, respectively:

	2007	2006	2005

Performing Loans:
Fixed-rate Performing Loans	$765,622,654	$755,334,985	$393,982,311

Adjustable-rate Performing Loans	192,397,211	103,216,474	128,725,800

Total Performing Loans	$958,019,865	$858,551,459	$522,708,111

Impaired Loans:
Fixed-rate Impaired Loans	$143,666,475	$169,586,108	$167,093,004

Adjustable-rate Impaired Loans	85,703,290	36,945,527	34,202,357

Total Impaired Loans	$229,369,765	$206,531,635	$201,295,361

Total Notes	$1,187,389,630	$1,065,083,094	$724,003,472

Accretable Discount	$26,507,403	$12,842,755	$11,360,617

Nonaccretable Discount	$102,141,880	$49,428,602	$13,953,006

Total Notes Receivable, net of allowance for loan losses, excluding loans not boarded onto servicing systems	$1,058,740,347	$1,002,811,737	$698,689,849

Impaired loans comprise and will continue to comprise a significant portion of our portfolio. Many of the loans we acquired were impaired loans at the time of purchase. We generally purchased such loans at discounts and considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income generally is not accrued on impaired loans, interest and fees are received on a portion of loans classified as impaired.

Lien Position.  The following table sets forth information regarding the lien position of the properties securing our portfolio of notes receivable at December 31, 2007, December 31, 2006 and December 31, 2005:

	December 31, 2007		December 31, 2006		December 31, 2005
	Principal	Percentage of Total	Principal	Percentage of Total	Principal	Percentage of Total
Lien Position	Balance	Principal Balance	Balance	Principal Balance	Balance	Principal Balance

1st Liens	$497,433,756	35.08%	$365,713,586	29.32%	$432,091,423	44.55%
2nd Liens	920,765,812	64.92%	881,700,239	70.68%	537,907,621	55.45%

Total	$1,418,199,568	100.00%	$1,247,413,825	100.00%	$969,999,044	100.00%

Loan Acquisitions

We purchased over $528.7 million of single-family residential mortgage loans in 2007, compared with approximately $621.4 million of single-family residential mortgage loans and assets, principally secured by second liens, during 2006 and approximately $505.7 million of single-family residential mortgage loans during 2005. Approximately 49%, 8% and 36%, respectively, of the loans purchased in 2007, 2006 and 2005 were secured by first liens. During the twelve months ended December 31, 2007, we put back to sellers $16.4 million of loans previously acquired, and recovered substantially the total amount paid at the time of purchase. The following table sets forth the amounts and purchase prices of our mortgage loan acquisitions during the previous three calendar years:

	2007	2006	2005

Number of loans	6,561	12,881	12,311
Aggregate unpaid principal balance at acquisition	$528,670,757	$621,441,190	$505,655,681
Purchase price	$440,678,212	$572,011,360	$468,324,936
Purchase price percentage	83%	92%	93%
Percentage of 1st liens	49%	8%	36%
Percentage of 2nd liens	51%	91%	64%
Percentage of Other	—	1%*	—

*	Represents $5.0 million of OREO that was acquired in the third quarter of 2006.

Notes Receivable Dispositions

In the ordinary course of our loan servicing process and through the periodic review of our portfolio of purchased loans, there are certain loans that, for various reasons, we determine to sell. We typically sell these loans on a whole-loan, servicing-released basis, for cash. The following table sets forth our dispositions of purchased loans during the previous three calendar years:

	2007	2006	2005

Sale of Performing Loans
Aggregate unpaid principal balance	$22,255,982	$3,784,126	$13,573,871
Gain on sale	$31,118	$94,862	$1,263,866
Sale of Non-Performing Loans
Aggregate unpaid principal balance	$—	$161,149	$23,491,405	*
Gain (loss) on sale	$—	$69,049	$47,021

Total gain on sale	$31,118	$163,911	$1,310,887

*	Sale of credit card portfolio. The carrying value of this portfolio was $1.2 million.

Tribeca’s Loan Originations

The following table sets forth Tribeca’s loan originations, as well as dispositions, during the previous three calendar years. During 2004, we began to originate loans, principally adjustable-rate loans with a fixed rate for the first two years, to be held in our portfolio. During 2006, we began to sell a portion of our newly originated adjustable-rate loans, which we refer to as our Liberty Loans, on a whole-loan, servicing-released basis, for cash.

	2007		2006		2005

Number of loans originated	1,224		1,696		1,871
Original principal balance	$291,616,627		$384,743,578		$427,260,472
Average loan amount	$238,249		$226,854		$228,359
Originated as fixed	$31,718,090		$25,728,501		$36,636,445
Originated as ARM(1)	$259,898,537		$359,015,077		$390,624,027
Number of loans sold	150		533		297
Aggregate face value	$37,477,843		$119,767,721	(3)	$60,715,866
(Loss)/gain on sale	$(305,446	)(2)	$1,871,633	(3)	$1,276,566
(Loss)/gain on sale percentage	(0.82)%		1.56%		2.10%

(1)	Originated ARM loans are principally fixed-rate for the first two years and six-month adjustable-rate for the remaining term.

(2)	Included in loss on sale for 2007 are: net gain of $155,000 on the sale of Liberty Loans; a net gain of $286,000 on the sale of other loans originated for sale; a net loss of $828,000 on “Alt-A” loans both sold and transferred to portfolio at the lower of cost or market value; and a net recovery of $82,000 for previously established early payment default reserves for Liberty Loans sold in 2006.

(3)	At December 31, 2006, approximately $43 million of sold loans were anticipated to be repurchased. The gain on sale includes a reserve for the portion of the gain that relates to the gain recognized on the sold loans expected to be repurchased.

Property Types of Originated Loans Held for Investment.  At December 31, 2007, Tribeca’s portfolio consisted of $505.7 million of loans originated and held for investment. Tribeca’s portfolio of loans held for investment increased by $79.6 million, or 19%, as of December 31, 2007, from $426.1 million at December 31, 2006. The following table sets forth information regarding the types of properties securing Tribeca’s portfolio of loans held for investment.

	Loans Held for Investment
	at December 31, 2007
		Percentage of Total
Property Types	Principal Balance	Principal Balance

Residential 1-4 family	$471,194,863	93.18%
Condos, co-ops, PUD dwellings	31,629,257	6.25%
Commercial	2,604,862	0.52%
Other	252,026	0.05%

Total	$505,681,008	100.00%

At December 31, 2007, Tribeca did not have any loans held for sale.

Geographic Dispersion of Originated Loans.  The following table sets forth information regarding the geographic location of properties securing all loans originated by Tribeca during 2007 and the aggregate portfolio of loans originated and held for investment at December 31, 2007:

	Loans Originated		Loans Held for Investment
	for Year Ended December 31, 2007		at December 31, 2007
	Principal	Percentage of Total	Principal		Percentage of Total
Location	Balance	Principal Balance	Balance		Principal Balance

New York	$83,931,641	28.77%	$152,787,321		30.21%
New Jersey	77,582,914	26.60%	144,085,193		28.49%
Pennsylvania	22,072,129	7.57%	46,635,066		9.22%
Florida	21,278,649	7.30%	29,785,337		5.89%
Maryland	15,367,423	5.27%	23,805,585		4.71%
Virginia	13,264,586	4.55%	18,486,077		3.66%
Connecticut	12,949,156	4.44%	19,238,601		3.80%
Massachusetts	10,115,200	3.47%	24,104,963		4.77%
California	7,689,655	2.64%	11,269,106		2.23%
North Carolina	5,066,800	1.74%	6,163,275		1.22%
All Others	22,298,474	7.65%	29,320,484		5.80%

Total	$291,616,627	100.00%	$505,681,008	*	100.00%

*	UPB before net deferred fees and allowance for loan losses.

Delinquency.  The following tables provide a breakdown of the delinquency status of our loans held for investment and loans held for sale portfolios as of the dates indicated, by principal balance. Because we specialized in originating residential mortgage loans for individuals with credit histories, income and/or factors that caused them to be classified as subprime borrowers, a substantially greater portion of the loans we originated experience varying degrees of delinquency, foreclosure and bankruptcy than those of prime lenders. We monitor the payment status of our borrowers based on both contractual delinquency and recency delinquency. By contractual delinquency, we mean the delinquency of payments relative to the contractual obligations of the borrower. By recency delinquency, we mean the recency of the most recent full monthly payment received from the borrower. By way of illustration, on a recency delinquency basis, if the borrower has made the most recent full monthly payment within the past 30 days, the loan is shown as current regardless of the number of contractually delinquent payments. In contrast, on a contractual delinquency basis, if the borrower has made the most recent full monthly payment, but has missed an earlier payment or payments, the loan is shown as contractually delinquent. We classify a loan as in foreclosure when we determine that the best course of action to maximize recovery of unpaid principal balance is to begin the foreclosure process. We classify a loan as in bankruptcy when we receive notice of a bankruptcy filing from the bankruptcy court.

		December 31, 2007
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%

Current	0 - 30 days	$200,864,760	39.72%	$248,843,281	49.21%
Delinquent	31 - 60 days	44,725,779	8.85%	31,105,569	6.15%
	61 - 90 days	1,064,362	0.21%	4,859,698	0.96%
	90+ days	44,466,458	8.79%	6,312,811	1.25%
Bankruptcy	0 - 30 days	166,127	0.03%	9,925,751	1.96%
Delinquent	31 - 60 days	120,973	0.03%	1,260,665	0.25%
	61 - 90 days	—	—	278,405	0.06%
	90+ days	32,572,842	6.44%	21,395,121	4.23%
Foreclosure*	0 - 30 days	1,336,973	0.26%	21,252,751	4.20%
Delinquent	31 - 60 days	2,774,853	0.55%	6,860,658	1.36%
	61 - 90 days	190,867	0.04%	7,353,839	1.45%
	90+ days	177,397,014	35.08%	146,232,459	28.92%

	Total	$505,681,008	100.00%	$505,681,008	100.00%

Total loans	0 - 30 days	$202,367,860	40.02%	$280,021,783	55.38%

*	$181.7 million of loans were in various stages of the foreclosure process; our servicing practice for this portfolio is to move loans into our foreclosure collection process at an early stage of delinquency.

		December 31, 2006
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%

Current	0 - 30 days	$188,855,227	45.72%	$239,784,515	58.05%
Delinquent	31 - 60 days	31,652,388	7.66%	23,558,856	5.70%
	61 - 90 days	2,561,701	0.62%	8,105,861	1.96%
	90+ days	76,292,627	18.47%	27,912,711	6.76%
Bankruptcy	0 - 30 days	134,904	0.03%	2,039,871	0.49%
Delinquent	31 - 60 days	55,652	0.02%	330,509	0.08%
	61 - 90 days	—	—	—	—
	90+ days	9,885,179	2.39%	7,705,355	1.87%
Foreclosure(1)	0 - 30 days	—	—	1,894,422	0.46%
Delinquent	31 - 60 days	—	—	621,003	0.15%
	61 - 90 days	—	—	1,258,886	0.31%
	90+ days	103,629,240	25.09%	99,854,929	24.17%

	Total(2)	$413,066,918	100.00%	$413,066,918	100.00%

Total loans	0 - 30 days	$188,990,131	45.75%	$243,718,808	59.00%

(1)	$103.6 million of loans were in various stages of the foreclosure process; our servicing practice for this portfolio is to move loans into our foreclosure collection process at an early stage of delinquency.

(2)	Excludes $17.2 million of loans sold to investors, which the Company committed to repurchase, that are included on the face of the balance sheet at December 31, 2006.

During 2007, our loans held for investment, principally Liberty Loans, became more seasoned and, as anticipated, a significant portion of our Liberty Loans were moved into the foreclosure process. At December 31, 2007, $180.8 million of Liberty Loans, or 36% of the portfolio of loans held for investment were in our foreclosure process, compared with $102.7 million, or 25%, at December 31, 2006. Our Servicing department personnel evaluates the collateral of each loan in the foreclosure process for its estimated realizable value, utilizing updated BPOs; the estimated losses on future disposition, which were included in the allowance for loan losses, aggregated approximately $5.8 million at December 31, 2007. In addition, our experience with Liberty Loans is that a percentage of the loans in the foreclosure process pay off in full, including approximately 90% of all unpaid interest due at the time of payoff, prior to actual foreclosure sale. However, during 2007, particularly during the second half of the year, due to declining housing prices in general and a rapid and severe credit tightening throughout the mortgage industry, total portfolio payoffs through borrower refinancing declined as it became more difficult for borrowers with any type of credit deficiency to refinance their loans. Portfolio payoffs declined approximately 36% in the third quarter ended September 30, 2007 from the second quarter ended June 30, 2007, and approximately 15% in the fourth quarter ended December 31, 2007 compared with the prior quarter.

Other Real Estate Owned

The following table sets forth our real estate owned, or OREO, portfolio and OREO sales during the previous three calendar years:

	2007	2006	2005

Other real estate owned	$58,838,831	$22,977,725	$19,936,274
OREO as a percentage of total assets	3.48%	1.38%	1.50%
OREO sold	$26,634,744	$30,407,208	$30,697,381
Gain on sale	$748,087	$1,918,822	$1,758,351

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

On June 29, 2007, the Agencies released their final statement on subprime mortgage lending to address certain concerns of the Agencies that subprime borrowers may not fully understand the risk and consequences of certain adjustable-rate mortgage products. The Agencies expressed particular concern with (1) marketing products to subprime borrowers offering low initial payments based on an introductory (“teaser”) rate that is considerably lower than the fully indexed rate; (2) approving borrowers without considering appropriate documentation of their income; (3) setting very high or no limits on payment or interest rate increases at reset periods; (4) loan product features likely to result in frequent refinancing to maintain an affordable monthly payment; (5) including substantial prepayment penalties and/or prepayment penalties that extend beyond the initial rate adjustment period; and (6) providing borrowers with inadequate information relative to product features, material loan terms and products risks.

The final statement identifies underwriting standards, consumer protection principles and control systems applicable to subprime mortgage loans that focus on the importance of evaluating the borrower’s ability to repay the debt by its final maturity at the fully indexed rate and providing information that enable consumers to understand material terms, costs, and risks. The Agencies caution their regulated institutions against making mortgage loans based predominately on the foreclosure or liquidation value of a borrower’s collateral rather than on the borrower’s ability to repay the mortgage according to its terms, inducing a borrower to repeatedly refinance a loan in order to charge high points and fees each time a loan is refinanced and engaging in fraud or deception to conceal the true nature of the mortgage loan obligation. The Agencies also advised their regulated institutions that when underwriting higher risk loans, stated income and reduced documentation should be accepted only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity. A higher interest rate is not considered a mitigating factor. While the final statement, in part, discusses subprime products not offered by Tribeca such as loans with “teaser” rates, the final statement appears to apply strict standards for all types of subprime loans and is instructive of the regulatory climate concerning subprime mortgage loans, such as Tribeca’s Liberty Loan, where the lending decision was or may have been based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan. In addition, as with the 2006 Interagency

Guidance on Nontraditional Mortgage Product Risks for mortgages where the borrower is able to defer repayment of principal for a period of time (interest only-loans and Pay Option ARMs), state regulators have adopted similar standards applicable to the institutions they regulate, which includes Tribeca. On July 17, 2007, the American Association of Residential Mortgage Regulators (AARMR), which is comprised of state officials with responsibility for regulating state licensed mortgage lenders and brokers, in conjunction with the Conference of State Bank Supervisors (CSBS) and the National Association of Consumer Credit Regulators (NACCA), issued a statement on subprime lending that is substantially similar to the Agencies’ final statement and which as of March 2008 has been adopted in 34 states plus the District of Columbia.

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

HOEPA identifies a category of mortgage loans and subjects such loans to restrictions not applicable to other mortgage loans. Loans subject to HOEPA consist of loans on which certain points and fees or the annual percentage rate, known as the APR, exceed specified levels. Liability for violations of applicable law with regard to loans subject to HOEPA would extend not only to us, but to the institutional purchasers of our loans as well. It was our policy to seek not to originate loans that are subject to HOEPA or state and local laws discussed in the following paragraph or purchase high cost loans that violate such laws. On October 1, 2002, the APR and points and fees thresholds for determining loans subject to HOEPA were lowered, thereby expanding the scope of loans subject to HOEPA. Non-compliance with HOEPA and other applicable laws may lead to demands for indemnification or loan repurchases from our warehouse lenders and institutional loan purchasers, class action lawsuits and administrative enforcement actions.

Laws, rules and regulations have been adopted, or are under consideration, at the state and local levels that are similar to HOEPA in that they impose certain restrictions on loans on which certain points and fees or the APR exceeds specified thresholds, which generally are lower than under federal law. These restrictions include prohibitions on steering borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, flipping or repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans. If the numerical thresholds were miscalculated, certain variations of our Liberty Loan product, where the lending decision was or may have been based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan, would violate HOEPA and many of these state and local anti-predatory lending laws. In the past, we have sold a portion of our Liberty Loan production to third parties on a whole-loan, servicing-released basis. Going forward, however, our ability to sell the Liberty Loan product to third parties could be impaired if our sources of financing or mortgage investors are required or choose to incorporate prohibitions from certain anti-predatory lending practices into their eligibility criteria, even if the laws themselves do not specifically apply to us. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. The remedies for violations of these laws are not based on actual harm to the consumer and can result in damages that exceed the loan balance. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on assignees, which may include our warehouse lenders and whole-loan buyers, regardless of whether the assignee knew of or participated in the violation.

RESPA prohibits the payment of fees for the mere referral of real estate settlement service business. This law does permit the payment of reasonable value for services actually performed and facilities actually provided unrelated to the referral. In the past, several lawsuits have been filed against mortgage lenders alleging that such lenders have made certain payments to independent mortgage brokers in violation of RESPA. These lawsuits generally have been filed on behalf of a purported nationwide class of borrowers alleging that payments made by a lender to a broker in addition to payments made by the borrower to a broker are prohibited by RESPA and are therefore illegal. On September 18, 2002, the Eleventh Circuit Court of Appeals issued a decision in Heimmermann v. First Union Mortgage Corp., which reversed the court’s earlier decision in Culpepper v. Irwin Mortgage Corp. in which the court found the yield spread premium payments received by a mortgage broker to be unlawful per se under RESPA. The Department of Housing and Urban Development responded to the Culpepper decision by issuing a policy statement (2001-1) taking the position that lender payments to mortgage brokers, including yield spread premiums, are not per se illegal. The Heimmermann decision eliminated a conflict that had arisen between the Eleventh Circuit and the Eighth and Ninth Circuit Courts of Appeals, with the result that all federal circuit courts that have considered the issue have aligned with the Department of Housing and Urban Development policy statement and found that yield spread premiums are not prohibited per se. If other circuit courts that have not yet reviewed this issue disagree with the Heimmermann decision, there could be a substantial increase in litigation regarding lender payments to brokers and in the potential costs of defending these types of claims and in paying any judgments that might result. In addition, proposed changes by the Federal Reserve Board to HOEPA in Regulation Z (Truth in Lending), would prohibit lenders from compensating mortgage brokers through yield spread premiums on all loans secured by a consumer’s principal dwelling, unless the broker previously entered into a written agreement with the consumer disclosing the broker’s total compensation and other facts.

Compliance, Quality Control and Quality Assurance

We maintain a variety of quality control procedures designed to detect compliance errors. We have a stated anti-predatory lending policy which is communicated to all employees at regular training sessions. In addition, Tribeca, from time to time, subjects a statistical sampling of our loans to post-funding quality assurance reviews and analysis. We track the results of the quality assurance reviews and report them back to the responsible origination units. Our loans and practices are reviewed regularly in connection with the due diligence that our loan buyers and lenders perform. State regulators also review our practices and loan files and report the results back to us.

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

Employees

We recruit, hire, and retain individuals with the specific skills that complement our corporate growth and business strategies. As of December 31, 2007, we had 207 full time employees, of which 37 were employed by Tribeca, our origination subsidiary.

None of our employees are represented by a union or covered by a collective bargaining agreement. We believe our relations with our employees, under the Company’s current circumstances, are good. However, under the Company’s current circumstances, retaining key employees and hiring for certain critical positions is more challenging.

ITEM 1A.  RISK FACTORS

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

In addition, under our credit facilities, if our controlling shareholder ceasing to possess, directly or indirectly, the power to direct our management and policies through his ownership of our voting stock, this could constitute an event of default, which, without a waiver from our lender, would cause our indebtedness to become immediately payable.

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

The Forbearance Agreements prohibit our originating or acquiring mortgage loans or other assets, entering into new business activities such as providing mortgage servicing, due diligence or brokerage services to third parties, making certain material changes to our capital structure or participating in off-balance sheet joint ventures and special purpose vehicles, without the prior consent of the bank. The bank’s withholding such consent could preclude our pursuing future business opportunities.

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

A number of our second lien mortgage loans are subordinated to ARM or interest-only mortgages that may be subject to monthly payment increases, which may result in delinquencies and increase our risk of loss on these loans.

A number of the second lien mortgage loans that we acquired are subordinated to an adjustable rate mortgage held by a third party that was originated in a period of unusually low interest rates or originated with a below market interest rate, or to an interest-only mortgage. A substantial majority of these ARMs bore a fixed rate for the first two or three years of the loan, followed by annual interest and payment rate resets. As short-term interest rates have generally risen since June 2004, holders of ARM loans may face monthly payment increases following their first interest rate adjustment date. Similarly, interest-only loans typically require principal payments to be made after the first one or two years from the date of the loan. The decreased availability of refinancing alternatives has impacted the run-off that typically occurs as an ARM nears its first rate reset or the interest-only loans begin to require the payment of principal. Interest rate adjustments or principal becoming payable on first lien mortgages may also have a direct impact on a borrower’s ability to repay any underlying second lien mortgage loan on a property. As a result, delinquencies on these loans may increase and our ability to recover the principal of these loans may be further adversely affected.

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

As a result of the rapid and substantial deterioration in the housing and credit markets, particularly the subprime mortgage sector, and deterioration in the performance of our portfolios of acquired and originated loans, we reassessed our allowance for loan losses in the quarter ended September 30, 2007, which resulted in significantly increased estimates of inherent losses in our portfolios of loans. The reassessment of our allowance for loan losses could expose us to legal action or government investigation. The defense of any such actions could cause the diversion of management’s attention and resources, and we could be required to pay damages to settle such actions or if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. Moreover, we may be the subject of negative publicity focusing on the incurred allowance and negative reactions from shareholders, creditors, or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

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

Risks Related to the Regulation of Our Industry

New legislation and regulations directed at curbing predatory lending practices could restrict our ability to price, sell, or finance non-prime residential mortgage loans, which could adversely impact our earnings.

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

If financial institutions face exposure stemming from legal violations committed by the companies to which they provide financing or underwriting services, this could negatively affect the market for whole-loans and mortgage-backed securities.

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

Our common stock is currently listed on The Nasdaq Global Market. On January 2, 2008, we were notified by The Nasdaq Stock Market that our common stock had failed to maintain a minimum market value of publicly held shares of $5 million, as required for continued inclusion on the Nasdaq Global Market, and that if compliance with the minimum was not restored for at least ten consecutive trading days before April 1, 2008, our common stock would be delisted from The Nasdaq Global Market. We have not regained compliance with this requirement and expect to submit on April 1, 2008 our application for transfer of our listing to The Nasdaq Capital Market, which requires that we maintain only $1 million in minimum market value of publicly held shares. Our application for transfer will stay the delisting of our common stock from The Nasdaq Global Market while it is pending. If we regain compliance with the minimum market value of publicly held shares requirement during this period, we will petition to retain our position on The Nasdaq Global Market. In the event that we transfer our listing from The Nasdaq Global Market to The Nasdaq Capital Market, our common stock could become less liquid, which would adversely affect its value. If our application for transfer to The Nasdaq Capital Market is not approved, because we have failed to maintain a bid price of $1.00 or for any other reason, our common stock will be delisted.

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

On March 4, 2005, we entered into a sublease agreement with Lehman Brothers Holdings Inc. to sublease approximately 33,866 square feet of space on the 25th floor at 101 Hudson Street, Jersey City, New Jersey for use as executive and administrative offices. Pursuant to the sublease, in 2007 we paid Lehman Brothers Holdings Inc. rent of approximately $68,697 per month. The term of the sublease is through December 30, 2010.

On July 27, 2005, we entered into a lease agreement with 101 Hudson Leasing Associates to lease approximately 6,856 square feet of space on the 37th floor at 101 Hudson Street, Jersey City, New Jersey for use as administrative offices. Pursuant to the lease, in 2007 we paid 101 Hudson Leasing Associates rent of approximately $15,569 per month. The term of the lease is through December 30, 2010. After December 30, 2010, we will lease both the 25th floor space and the 37th floor space directly from 101 Hudson Leasing Associates. The term of this combined lease will be through December 30, 2013 for approximately $114,808 per month. In addition, we lease approximately 228 square feet of office space in Trevose, Pennsylvania under a lease agreement that was extended in March 2008 on a month-to-month basis. The monthly lease payment is not significant.

Our Tribeca subsidiary currently maintains its corporate headquarters on the 37th floor at 101 Hudson Street, Jersey City, New Jersey. We have also leased two offices for Tribeca, one of which is in Trevose, Pennsylvania (approximately 1,000 square feet) under a lease agreement that was extended in December 2007 on a month-to-month basis, and the other of which is in Marlton, New Jersey (approximately 2,426 square feet) under a lease agreement with a term that was extended to July 31, 2009. The monthly lease payment for the Trevose office is not significant. The monthly lease payment for the Marlton office was approximately $6,025 in 2007. At December 31, 2007, the Marlton office space was not being utilized by Tribeca, and it is being marketed for sublease.

On February 13, 2006, Tribeca entered into a lease agreement with 18 Harrison Development Associates, an entity controlled by Thomas J. Axon, to lease approximately 950 square feet on the 5th floor at 18 Harrison Street, New York, New York for use as additional office space. The term of the lease was through February 12, 2007, at approximately $4,880 per month, and the option to extend the lease for an additional period of one year at a rate of approximately $5,124 per month was exercised. The lease was extended in February 2007, and expired unrenewed in February 2008.

As part of its acquisition of the wholesale mortgage origination unit in February 2007, Tribeca assumed the lease obligation for office space located in Bridgewater, New Jersey, for approximately 14,070 square feet. The term of the lease is through January 31, 2011 at approximately $20,621 per month. At December 31, 2007, the space was not being utilized by Tribeca, and it is being marketed for sublease.

On March 30, 2007, we entered into a lease agreement with 101 Hudson Leasing Associates to lease approximately 6,269 square feet of space on the 37th floor at 101 Hudson Street, Jersey City, New Jersey for use as administrative offices. Pursuant to the lease, in 2007 we paid 101 Hudson Leasing Associates rent of approximately $16,717 per month. The term of the lease is through December 31, 2013.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in routine litigation matters incidental to our business related to the enforcement of our rights under mortgage loans we hold, none of which is individually material. In addition, because we originated and service mortgage loans throughout the country, we must comply with various state and federal lending laws and we are routinely subject to investigation and inquiry by regulatory agencies, some of which arise from complaints filed by borrowers, none of which is individually material.

On February 6, 2008, the Company commenced an action in the Supreme Court of the State of New York, County of New York styled: Franklin Credit Management Corp. v. WMC Mortgage LLC, successor to WMC Mortgage Corp. (the “WMC Litigation”). The WMC Litigation arises from the Company’s purchase of approximately $170 million of second mortgages during 2006 from WMC Mortgage Corp. (“WMC”), an affiliate of General Electric Corporation. Through the WMC Litigation, the Company seeks damages in an amount not less than $35.5 million resulting from breaches of the representations and warranties contained in the loan purchase agreements entered into between the Company and WMC. The Defendant has not yet filed an Answer in the WMC Litigation.

In connection with the WMC Litigation, the Company is in the process of conducting a review of the second mortgages purchased from WMC during 2006. In connection with the review, the Company has identified approximately $31 million of additional loans which do not conform to the representations and warranties contained in the loan purchase agreements entered into between the Company and WMC. The Company is in the process of requesting WMC to repurchase the additional loans pursuant to the terms of the loan purchase agreements. In the absence of a timely repurchase of these additional loans, the Company may seek to amend its complaint in the WMC Litigation or commence additional litigation against WMC.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Our common stock has traded on The Nasdaq Global Market, formerly The Nasdaq National Market, under the symbol “FCMC” since July 19, 2005. Prior to such date, our common stock was quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “FCSC.”

The following table sets forth the bid prices for the common stock on the OTCBB and the sales prices for the common stock on The Nasdaq Global Market, as applicable, for the periods indicated. Trading during these periods was limited and sporadic; therefore, the following quotes may not accurately reflect the true market value of the securities. Prices prior to July 19, 2005 reflect inter-dealer prices without retail markup or markdown or commissions and may not represent actual transactions, while prices from July 19, 2005 forward are as reported by The Nasdaq Global Market.

	High	Low

Year Ended December 31, 2005:
First Quarter	$13.75	$8.65
Second Quarter	14.00	9.00
Third Quarter	12.95	9.50
Fourth Quarter	10.40	7.35
Year Ended December 31, 2006:
First Quarter	8.99	6.53
Second Quarter	8.55	7.02
Third Quarter	8.20	6.75
Fourth Quarter	7.10	4.60
Year Ended December 31, 2007:
First Quarter	5.91	4.22
Second Quarter	5.20	4.25
Third Quarter	5.20	1.44
Fourth Quarter	4.98	0.25

Delisting Proceedings.  On January 2, 2008, the Company was notified by The Nasdaq Stock Market that our common stock had failed to maintain a minimum market value of publicly held shares of $5 million, as required for continued inclusion on the Nasdaq Global Market, and that if compliance with the minimum was not restored for at least ten consecutive trading days before April 1, 2008, our common stock would be delisted from The Nasdaq Global Market. We have not regained compliance with this requirement and expect to submit on April 1, 2008 our application for transfer of our listing to The Nasdaq Capital Market, which requires that we maintain only $1 million in minimum market value of publicly held shares. Our application for transfer will stay the delisting of our common stock from The Nasdaq Global Market while it is pending.

If we regain compliance with the minimum market value of publicly held shares requirement during this period, we will petition to retain our position on The Nasdaq Global Market. If our application for transfer to The Nasdaq Capital Market is not approved, because we have failed to maintain a bid price of $1.00 or for any other reason, our common stock will be delisted.

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

Holders.  As of March 23, 2008, there were approximately 432 record holders of the Company’s common stock.

Dividend Policy.  We have not paid cash dividends on our common stock in recent years and do not expect to pay a cash dividend in the near future. We currently intend to retain future earnings to finance our operations and expand our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon a complete review and analysis of all relevant factors, including our financial condition, operating results, capital requirements and any other factors the board of directors deems relevant. In addition, the Forbearance Agreements expressly restrict payments to stockholders, which includes our ability to pay dividends.

Performance Graph.  The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of Common Stock with the Russell 2000 index and a peer group for the period from December 31, 2002 through December 31, 2007. The measurement assumes a $100 investment on December 31, 2000. The peer group is made up of the following 10 publicly-held financial services companies: Asset Acceptance Capital Corp., Credit Acceptance Michigan, Encore Capital Group, Inc., Equifin, Inc., First Investors Financial Services Group, Inc., Microfinancial Incorporated, NfinanSe, Inc., Nicholas Financial, Inc., Noram Capital Holdings, Inc. and White River Capital, Inc. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Common Stock, which performance could be affected by factors and circumstances outside of the Company’s control. Data for the Russell 2000 index and the peer group assume reinvestment of dividends.

Securities Authorized for Issuance Under Equity.  The following table shows compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, as of December 31, 2007.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance Under Equity
	Be Issued Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	380,000	$3.48	370,000
Equity compensation plans not approved by security holders	—	—	—

Total	380,000	$3.48	370,000

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, have been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the audited financial statements and notes thereto included in Item 8. “Financial Statements.”

	2007	2006	2005	2004	2003

Statement of Income Data

Interest income	$155,922,774	$141,857,267	$99,046,543	$59,481,422	$42,699,710
Purchase discount earned	4,956,814	8,924,838	11,214,721	9,234,896	5,154,601
Total revenues	169,262,189	163,753,085	121,399,214	77,191,058	55,661,265
Interest expense	143,253,577	113,073,332	68,329,965	33,166,815	21,601,651
Amortization of deferred financing costs	2,597,856	4,568,744	4,105,218	2,761,476	1,979,208
Collection, general and administrative	41,441,212	38,286,150	28,700,133	21,752,591	16,989,446
Provision for loan losses	274,632,862	9,750,393	4,745,126	3,705,333	3,164,103
Total expenses	463,338,556	166,842,624	106,957,738	61,881,105	44,239,420
(Loss)/income before extraordinary item	(294,076,367)	(3,089,539)	14,441,476	15,309,953	11,421,845
Gain on forgiveness of debt	284,246,320	—	—	—	—

(Loss)/income before provision for income taxes	(9,830,047)	(3,089,539)	14,441,476	15,309,953	11,421,845
Net (loss)/income	$(8,639,004)	$(1,761,038)	$7,868,775	$8,366,608	$5,639,075
(Loss)/earnings per share, basic	$(1.09)	$(0.23)	$1.19	$1.41	$0.95

	2007	2006	2005	2004	2003

(Loss)/earnings per share, diluted	$(1.09)	$(0.23)	$1.09	$1.25	$0.86
Book value per share	$4.90	$5.93	$6.31	$4.31	$2.94

Balance Sheet Data

Notes receivable, principal	$1,289,550,285	$1,174,039,567	$934,657,413	$811,885,856	$465,553,870
Purchase discount	(10,667,649)	(12,423,746)	(17,809,940)	(32,293,669)	(25,678,165)
Allowance for loan losses	(230,809,938)	(52,424,375)	(67,276,155)	(89,628,299)	(46,247,230)

Net notes receivable	1,048,072,698	1,109,191,446	849,571,318	689,963,888	393,628,475
Originated loans held for sale	—	4,114,284	12,844,882	16,851,041	27,372,779
Originated loans held for investment	501,555,859	423,549,261	373,390,988	110,827,148	9,714,952
Allowance for loan losses	(23,851,715)	(866,466)	(1,075,053)	(330,874)	(178,283)

Net originated loans held for investment	477,704,144	422,682,795	372,315,935	110,496,274	9,536,669
Other real estate owned	58,838,831	22,977,725	19,936,274	20,626,156	13,981,665
Total assets	1,692,513,202	1,668,357,999	1,332,792,692	883,592,242	474,059,988
Notes payable, net of debt discount(1)	1,628,537,798	1,520,217,264	1,203,880,994	805,586,997	426,356,304
Total stockholders’ equity	39,290,675	47,553,349	47,594,168	26,145,833	17,408,959

Selected Performance Ratios

Return on average assets(2)	(0.47)%	(0.12)%	0.71%	1.23%	1.26%
Return on average equity(3)	(19.90)%	(3.70)%	21.34%	38.42%	38.65%
Total revenue/average assets(4)	9.25%	10.91%	10.95%	11.36%	12.40%
Interest expense/average assets(5)	7.83%	7.84%	6.54%	5.29%	5.25%
Collection, general and administrative expenses as a percentage of average assets(6)	2.26%	2.55%	2.59%	3.20%	3.78%
Efficiency ratio(7)	177.02%	83.03%	58.61%	52.72%	52.96%

Balance Sheet Ratios

Equity to assets	2.32%	2.85%	3.57%	2.96%	3.67%
Allowance for loan losses/total notes receivable	18.05%	4.51%	7.34%	11.50%	10.52%
Allowance for loan losses/total loans held for investment	4.76%	0.20%	0.29%	0.30%	1.84%

	2007	2006	2005	2004	2003

Other

Nonaccretable purchase discount/total notes receivable(8)	7.99%	5.21%	2.62%	N/A	N/A

Selected Performance Data

Loans acquired, at purchase price	$440,678,212	$572,011,360	$468,324,936	$544,288,354	$213,638,801
Loan originations	$291,616,627	$384,743,578	$427,260,472	$200,301,285	$97,431,553

(1)	Debt discount was $232,365, $515,799 and $3,002,767 for 2007, 2006 and 2005, respectively.

(2)	Computed by dividing net income by average total assets for the period using beginning and ending period balances.

(3)	Computed by dividing net income by average equity for the period using beginning and ending period balances.

(4)	Computed by dividing total revenue by average total assets for the period using beginning and ending period balances.

(5)	Computed by dividing interest expense, inclusive of amortization of deferred financing costs, by average total assets for the period using beginning and ending period balances.

(6)	Computed by dividing collection, general and administrative expenses by average total assets for the period using beginning and ending period balances.

(7)	Computed by dividing collection, general and administrative expenses by total revenues less interest expense and amortization of deferred financing costs.

(8)	See Notes to the Consolidated Financial Statements for details on nonaccretable purchase discount.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

The Company had net losses of $8.6 million and $1.8 million for the years ended December 31, 2007 and 2006, respectively, compared with net income of $7.9 million for the year ended December 31, 2005. The net loss for the year ended December 31, 2007 was principally the result of a $274.6 million provision for loan losses, increased interest reversals for non-accrual loans, and the absence of gains on sales of loans, which was substantially offset by a net gain on debt forgiveness that arose from the Forbearance Agreements entered into on December 28, 2007 with the Company’s bank. Due principally to the rapid and substantial deterioration in the housing and subprime mortgage markets and the concomitant deterioration in the performance of the Company’s loan portfolios, the Company reassessed its allowance for loan losses in the quarter ended September 30, 2007, which resulted in significantly increased estimates of inherent losses in its portfolios. The aggregate allowance for loan losses at December 31, 2007 was $254.7 million, compared with $53.3 million at December 31, 2006. As a result of the $300 million of debt that was forgiven by the bank under the terms of the Forbearance Agreements, the Company realized a net gain of $284.2 million. See “Management’s Discussion and Analysis — Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.” See “Borrowings” for a description of the Forbearance Agreements.

Revenues for 2007 increased by 3% to $169.3 million, from 2006 revenues of $163.8 million, while interest expense (inclusive of amortization of deferred financing costs) increased by 24% to $145.9 million. During 2007, we closed acquisitions of residential mortgage loans with an aggregate face amount of $528.7 million and originated $291.6 million of subprime loans. The size of our total portfolio of aggregate net notes receivable, loans held for sale, loans held for investment and OREO at the end of 2007 grew to $1.58 billion from $1.56 billion at the end of 2006. Our total debt outstanding, including notes payable (term debt) and financing agreements, grew to $1.63 billion at the end of 2007, which excludes the $300 million of debt that was forgiven, from $1.58 billion at the end of 2006.

Stockholders’ equity decreased to $39.3 million at the end of 2007 from $47.6 million at December 31, 2006, and amounted to 2.32% of year-end assets.

In December 2006, pursuant to an agreement executed with our lender, all success fee obligations under all of our master credit facilities were eliminated in exchange for a cash settlement of $4.5 million. As a result of the elimination of our success fee liability, at December 31, 2006, success fee liability was $0 compared with $5.7 million at year-end 2005; and, the debt discount was reduced to $232,000 at year-end 2007, compared with $516,000 at year-end 2006 and $3.0 million at year-end 2005.

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

Notes Receivable and Income Recognition — The Company’s notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions, mortgage and finance companies. Such notes receivable are performing, non-performing or sub-performing at the time of purchase and are generally purchased at a discount from the principal balance remaining. Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. Notes purchased after December 31, 2004 that meet the requirements of AICPA Statement of Position (SOP) No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”) are stated net of purchase discount. The Company reviews its loan portfolios upon purchase of loan pools, at loan boarding, and on a frequent basis thereafter to determine an estimate of the allowance necessary to absorb probable loan losses in its portfolios. Management’s judgment in determining the adequacy of the allowance for loan losses is based on an evaluation of loans within its portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral when considered necessary.

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

Discounts on Acquired Loans — Effective January 1, 2005, as a result of the adoption of SOP 03-3, the Company was required to change its accounting for loans acquired subsequent to December 31, 2004 that have evidence of deterioration of credit quality since origination and for which it is probable, at the time of our acquisition, that the Company will be unable to collect all contractually required payments. For these loans, the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated by us at the time of acquisition is not accreted into income (nonaccretable discount). The amount representing the excess of cash flows estimated by us at acquisition over the purchase price is accreted into interest income over the life of the loan (accretable discount). The nonaccretable discount is not accreted into income.

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

Other Real Estate Owned — Other real estate owned (“OREO”) consists of properties acquired through, or in lieu of, foreclosure or other proceedings and are held for sale and carried at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value, less cost to sell, is charged to earnings based upon management’s continuing assessment of the fair value of the underlying collateral. OREO is evaluated periodically to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to sell. Revenue and expenses from the operation of OREO and changes in the valuation allowance are included in operations. Direct costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the property, while costs related to holding the property are expensed. Gains or losses are included in operations upon disposal of the property.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Overview.  The Company had a net loss of $8.6 million for the twelve months of 2007, compared with a net loss of $1.8 million for the twelve months of 2006, an increased loss of 391%. The net loss for the year ended December 31, 2007 was principally the result of a significantly higher provision for loan losses, increased interest reversals for non-accrual loans and the absence of gains from sales of loans, which was essentially offset by a significant net gain on debt forgiveness. Due principally to the rapid and substantial deterioration in the housing and subprime mortgage markets and the concomitant deterioration in the performance of the Company’s portfolios of acquired and originated loans, including particularly the portfolio of acquired second-lien mortgage loans, the Company reassessed its allowance for loan losses as of September 30, 2007, which resulted in significantly increased estimates of inherent losses in its portfolios. As a result, the provision for loan losses increased to $274.6 million for the year ended December 31, 2007, compared with $9.8 million for the year ended December 31, 2006. The allowance for loan losses for all portfolios at December 31, 2007 aggregated $254.7 million, compared with $53.3 million at December 31, 2006. See “— Operating Expenses.” As a result of the Forbearance Agreements entered into on December 28,

2007 between Franklin and the bank, $300 million of outstanding borrowings owed to the bank was forgiven and will not have to be repaid. The effect of the debt forgiveness was a net gain of $284.2 million.

The Company’s loss per common share for the twelve months ended December 31, 2007 was $1.09 both on a diluted and a basic basis, compared to a loss per common share of $0.23 both on a diluted and basic basis for the twelve months ended December 31, 2006. Revenues increased by 3% to $169.3 million for the twelve months ended December 31, 2007, from $163.8 million for the twelve months ended December 31, 2006. During 2007, we acquired residential mortgage loans with an aggregate face amount of $528.7 million, $268.2 million of which were second liens on 1-4 family residential loans, and we originated $291.6 million of subprime 1-4 family first-lien mortgage loans. We increased the size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at the end of 2007 to $1.58 billion from $1.56 billion at the end of 2006. Interest income increased by $14.1 million, or 10%, in 2007 compared with the full year 2006, due to the increase in our total loan portfolios, which was partially offset by increased interest reversals on non-accrual loans due to increased serious delinquencies in the Company’s loan portfolios. Correspondingly, our total debt outstanding grew to $1.63 billion at December 31, 2007, which excludes $300 million of debt that was eliminated as of December 28, 2007, from $1.58 billion at December 31, 2006. As a result of the increase of our total debt outstanding during the full year of 2007, interest expense (inclusive of amortization of deferred financing costs and success fees) increased by $28.2 million, or 24%, to $145.9 million, for 2007, compared with the full year 2006. Our average cost of funds during the twelve months ended December 31, 2007 decreased to 7.91% from 7.98% during the twelve months ended December 31, 2006. At December 31, 2007, the weighted average interest rate of borrowed funds was 7.46%. Collection, general and administrative expenses increased by $3.2 million, or 8%, to $41.4 million, during 2007 from $38.3 million for 2006, principally due to the operating expenses of the wholesale mortgage origination unit acquired early in 2007. Gains on loan sales decreased by $2.2 million to a loss of $305,000 in 2007. Gains on sales of OREO decreased by $1.2 million in 2007, from a gain of $1.9 million in 2006. The Company’s stockholders’ equity was $39.3 million at December 31, 2007, compared to $47.6 million of stockholders’ equity at December 31, 2006.

Revenues.  Revenues increased by $5.5 million, or 3%, to $169.3 million during 2007, from $163.8 million during 2006. Revenues include interest income, purchase discount earned, gains on sales of notes receivable, gains on sales of originated loans, gains on sales of OREO and prepayment penalties and other income.

Interest income increased by $14.1 million or 10%, to $155.9 million during 2007 from $141.9 million during 2006. The increase in interest income reflected a 15% increase in the portfolios of gross notes receivable and loans held for investment, which was partially offset by a significant increase in interest reversals on non-accrual loans, principally in the notes receivable portfolio, during the twelve months ended December 31, 2007 compared to the twelve months ended December 31, 2006.

Purchase discount earned decreased by $4.0 million, or 44%, to $5.0 million during the twelve months ended December 31, 2007 from $8.9 million during the twelve months ended December 31, 2006. This decrease resulted primarily from decreased purchase discount available for accretion due to smaller purchase price discounts associated with the portfolios purchased in 2005 and 2006, a declining balance of purchase discount remaining for accretion from pre-2005 acquisitions and a slower rate of prepayments. In addition, approximately 80% of the purchase discount on 2007 acquisitions was recorded as “Nonaccretable discount,” which was allocated to cover expected future losses on these portfolios and, therefore, not accreted into income. We received $185.1 million of principal payments, including loan payoffs, from our portfolio of notes receivable during 2007 compared with $281.7 million of principal payments, including loan payoffs, during 2006.

Gain on sale of notes receivable decreased by $133,000, or 81%, to $31,000 for the twelve months ended December 31, 2007 from $164,000 for the twelve months ended December 31, 2006. The Company sold $22.3 million of performing lower-coupon notes receivable during 2007, as compared to $3.8 million in performing notes receivable and $161,000 of non-performing notes receivable during 2006.

Gain on sales of originated loans, which included a loss of approximately $828,000 on “Alt-A” loans both sold and transferred to portfolio at the lower of cost or market value, a gain of $155,000 on sales of Liberty Loans, a gain of $286,000 on sales of other loans originated for sale, and an $82,000 recovery of an unused portion of a repurchase reserve for loans sold in 2006, decreased by $2.2 million, or 116%, to a loss of $305,000 during the twelve months ended December 31, 2007, from a gain of $1.9 million during the twelve months ended December 31, 2006. The Company sold a total of $37.5 million of originated loans during the twelve months ended December 31, 2007, compared with $119.8 million of originated loans during the twelve months ended December 31, 2006. In the twelve months ended December 31, 2007, $14.1 million of Liberty Loans were sold for a net gain of $155,000. The average loss on loans sold, including the reserve recapture, was 0.82% during 2007 compared with an average gain of 1.56% during 2006. Excluding the reserve of $657,000 for anticipated loan repurchases, the average gain in 2006 was 2.43%. The decrease in the gain on loans sold was due to significant disruptions since the late spring of 2007 in the secondary mortgage market, particularly for subprime products.

Gain on sale of OREO decreased by $1.2 million, or 61%, to $748,000 during the twelve months ended December 31, 2007, from $1.9 million during the twelve months ended December 31, 2006. We sold 401 OREO properties with an aggregate carrying value of $26.6 million during the twelve months of 2007, as compared to 528 OREO properties with an aggregate carrying value of $30.4 million during the twelve months of 2006. The decrease in the gain on sales of OREO properties was due principally to the decline in housing values throughout most of the country during 2007.

Prepayment penalties and other income (principally late charges, recovered foreclosure costs and other servicing fees) decreased by $1.1 million, or 12%, to $7.9 million during 2007 from $9.0 million during 2006. This decrease was primarily due to a slower rate of loan payoffs in general and fewer payoffs of self-originated Liberty Loans from states where prepayment penalties are allowed, during the twelve months ended December 31, 2007, as compared with the corresponding period in 2006. This decrease was partially offset by increased late charges resulting primarily from the growth in the size of our loan portfolios and an increase in late payments. Total principal payments, principally comprised of prepayments, from the portfolio of loans held for investment (Liberty Loan portfolio) declined to $148.6 million in 2007, compared with $233.7 million in 2006.

Operating Expenses.  Operating expenses increased by $296.5 million, or 178%, to $463.3 million during 2007 from $166.8 million during 2006. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense. Excluding the provision for loan losses, operating expenses increased by $31.6 million, or 20%, to $188.7 million during 2007 from $157.1 million in 2006.

Interest expense increased by $30.2 million, or 27%, to $143.3 million during the twelve months ended December 31, 2007, from $113.1 million during the twelve months ended December 31, 2006. This increase was the result of the increase in total debt, which was $1.63 billion as of December 31, 2007 as compared with $1.58 billion as of December 31, 2006, reflecting the additional borrowings to fund the growth in total assets during this period. Total debt as of December 27, 2007 was $1.93 billion, prior to the forgiveness of $300 million of the Company’s debt, which was 22% greater than the total debt at December 31, 2006. Our average cost of funds during the twelve months ended December 31, 2007 decreased to 7.91% from 7.98% during the twelve months ended December 31, 2006, reflecting repayments of older term debt with higher margins over LIBOR than the margins on new term debt. See “Borrowings.”

Collection, general and administrative expenses increased by $3.2 million, or 8%, to $41.4 million during 2007, from $38.3 million during 2006. Collection, general and administrative expenses as a percentage of average assets decreased slightly from 2.55% during the twelve months ended December 31, 2006 to 2.26% during 2007, while the Company’s total assets increased by 1% since December 31, 2006. The increase in collection, general and administrative expenses was the result of additional operating costs incurred from the wholesale origination unit acquired in February 2007. Salaries and employee benefits expenses increased by $2.4 million, or 14%, to $17.7 million during the twelve months of 2007, from $15.3 million during the same period in 2006, principally reflecting the addition of employees from the acquisition of the wholesale origination unit. This increase was partially offset by a $1.2 million reduction in incentive compensation expenses, reflecting the granting of no restricted stock awards in 2007. Significant reductions in Tribeca’s origination workforce took place in the latter part of 2007 due to consolidation of Tribeca’s operations and reduced origination volumes, and therefore, the impact on salary and employee benefits expense from the reduction in personnel will not be fully realized until 2008. The Company ended 2007 with 207 employees as compared to 232 at the end of 2006. Legal fees, principally relating to increased activity with respect to foreclosures, increased by $1.9 million, or 35%, to $7.2 million from $5.3 million during the same period last year, reflecting increased foreclosure activity, principally from our Liberty Loan portfolio. Professional fees decreased by $499,000, or 16%, to $2.6 million from $3.1 million, principally due to decreased recruitment and consulting fees compared to the same period last year. Loan portfolio acquisition costs decreased by $1.1 million, or 44%, to $1.4 million in 2007 from $2.6 million during the twelve months ended December 31, 2006, principally due to reduced direct costs associated with decreased volumes of both portfolios purchased and portfolios considered for purchase compared to the same period last year. Other general and administrative expenses increased by $528,000, or 5%, to $10.5 million in 2007 from $10.0 million during the twelve months ended December 31, 2006, principally due to increased occupancy and other costs related to the acquisition of the wholesale origination unit.

The provision for loan losses increased by $264.9 million to $274.6 million during the twelve months ended December 31, 2007, from $9.8 million during the twelve months ended December 31, 2006, as a result of the Company’s reassessment of its allowance for loan losses during the third quarter of 2007. During 2007, the U.S. housing and subprime mortgage markets experienced rapid and substantial deterioration. This deterioration gave rise to industry-wide increases in mortgage delinquencies reflecting the decline in collateral values and related declines in borrowers’ equity in their homes, particularly with respect to subprime loans originated throughout the mortgage industry during 2005, 2006 and the early months of 2007, which were characterized by collateral values established at the height of the U.S. real estate market and also, often, by lax underwriting standards. Additionally, during the summer of 2007, there was a significant tightening of new credit throughout the mortgage lending industry, particularly in the subprime segment of the industry, which increased the difficulty for borrowers with imperfect credit histories to refinance their mortgages. In light of these factors, and their impact on the Company’s loan portfolios, a substantial portion of which is comprised of second lien mortgages purchased from others during the past several years, the Company reassessed its allowance for loan losses as of September 30, 2007. This reassessment resulted in significantly increased estimates of inherent losses in the portfolios of purchased loans, particularly the purchased second-lien loans, and originated subprime loans, which resulted in a provision of $262.7 million in the quarter ended September 30, 2007.

Amortization of deferred financing costs decreased by $2.0 million, or 43%, to $2.6 million during the twelve months of 2007 from $4.6 million during the twelve months of 2006. This decrease resulted primarily from a slower rate of prepayments on the Company’s loan portfolios, which caused reduced prepayments of our borrowed funds, coupled with a reduction of the origination fees charged by our lender to fund portfolio acquisitions and loan originations. Total principal payments, principally comprised of prepayments, on the Company’s loan portfolios aggregated $333.7 million during 2007, compared with $515.4 million during 2006. The origination fees for term debt were reduced from 0.75% to 0.50% for loans acquired after June 23, 2006, and from 1.00% to 0.50% for loans originated after June 30, 2005.

Depreciation expenses increased by $249,000, or 21%, to $1.4 million in the twelve months ended December 31, 2007. This increase was in part due to $485,000 in fixed assets purchased with the acquisition of the wholesale originations unit and new enhancements to our mortgage origination software.

Our pre-tax loss, before the gain on forgiveness of debt, increased by $291.0 million to a $294.1 million loss for 2007 from a pre-tax loss of $3.1 million during 2006 for the reasons set forth above. As a result of the Forbearance Agreements entered into on December 28, 2007 with the bank, $300 million of outstanding borrowings owed to the bank was forgiven and will not have to be repaid. The net gain on the debt forgiveness was $284.2 million.

During 2007, the Company had a tax benefit of $1.2 million, due to the loss incurred as compared to a tax benefit of $1.3 million in 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Overview.  The Company had a net loss of $1.8 million for the twelve months of 2006, compared with net income of $7.9 million for the twelve months of 2005, a decrease of 122%. Revenues increased by 35% to $163.8 million for the twelve months ended December 31, 2006, from $121.4 million for the twelve months ended December 31, 2005. Loss per common share for the twelve months ended December 31, 2006 was $0.23 both on a diluted and a basic basis, compared to earnings per common share of $1.09 and $1.19 for the twelve months ended December 31, 2005, respectively. During 2006, we acquired assets with an aggregate face amount of $621.4 million, $564.9 million of which were second liens on 1-4 family residential loans, and we originated $384.7 million of subprime 1-4 family residential mortgage loans. We increased the size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at the end of 2006 to $1.56 billion from $1.25 billion at the end of 2005. Correspondingly, our total debt outstanding grew to $1.58 billion at December 31, 2006 from $1.26 billion at December 31, 2005. As a result of the increase of our total debt outstanding, and the impact of the dramatic 400-plus point rise in short-term interest rates since mid-2004 on our interest-sensitive borrowings, interest expense (inclusive of amortization of deferred financing costs and success fees) increased $45.2 million, or 62%, to $117.6 million, during the twelve months of 2006, compared with the same period in 2005. Our average cost of funds during the twelve months ended December 31, 2006 increased to 7.98% from 6.63% during the twelve months ended December 31, 2005. At December 31, 2006, the weighted average interest rate of borrowed funds was 7.99%. In December 2006, pursuant to an agreement executed with our lender, all success fee obligations under our master credit facilities were eliminated in exchange for a cash settlement of $4.5 million. As a result, success fee liability at December 31, 2006 was eliminated compared with $5.7 million at year-end 2005, and the debt discount was reduced to $516,000 at year-end 2006 from $3.0 million at year-end 2005. Collection, general and administrative expenses increased $9.6 million, or 33%, to $38.3 million, during 2006 from $28.7 million for 2005. The increase in collection, general and administrative expenses reflected for the most part the growth of the Company during the past two years. During the past twelve months, total assets increased 25% from December 31, 2005, while as a percentage of average assets, collection, general and administrative expenses decreased from 2.59% in 2005 to 2.55% in 2006. The provision for loan losses increased $5.0 million to $9.8 million in the twelve months ended December 31, 2006, principally due to higher default rates experienced in certain pools of loans purchased in mid-2004. Stockholders’ equity decreased by $41,000 to $47.6 million at year-end 2006.

Revenues.  Revenues increased by $42.4 million, or 35%, to $163.8 million during 2006, from $121.4 million during 2005. Revenues include interest income, purchase discount earned, gains on sales of notes receivable, gains on sales of originated loans, gains on sales of OREO and prepayment penalties and other income.

Interest income increased by $42.8 million or 43%, to $141.9 million during 2006 from $99.0 million during 2005. The increase in interest income reflected the significant increase in the portfolio of gross notes receivable and loans held for investment, partially offset by an increase in loans held for investment that were placed on non-accrual, during the twelve months ended December 31, 2006 compared to the twelve months ended December 31, 2005.

Purchase discount earned decreased by $2.3 million, or 20%, to $8.9 million during the twelve months ended December 31, 2006 from $11.2 million during the twelve months ended December 31, 2005. This decrease resulted primarily from the increase in the purchase price of portfolios relative to unpaid principal at acquisition of portfolios purchased during 2005 and 2006, particularly in the second half of 2005, which resulted in less purchase discount available for accretion of discount compared with portfolios purchased in prior years, coupled with a lower balance of purchase discount available for accretion from pre-2005 acquisitions. In addition, principally all of the discount on 2006 acquisitions was recorded as “Nonaccretable discount,” which is not accreted into income. We received $281.7 million of principal payments from notes receivable during 2006 compared with $271.7 million of principal payments during 2005.

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

Liquidity and Capital Resources

General

During 2007, we purchased 6,561 loans, approximately 51% of which were second-lien mortgages, with an aggregate face value of $528.7 million at an aggregate purchase price of $440.7 million, or 83% of face value. During 2007, we originated $291.6 million of loans through our origination subsidiary, Tribeca Lending Corporation. Originations were initially funded through borrowings under our warehouse facility, and loans originated for portfolio were subsequently funded with term debt under our Tribeca Master Credit Facility after transfer from the warehouse facility. In the first quarter of 2006, Tribeca and certain of its subsidiaries entered into master credit and security agreements with each of our principal lender, Sky Bank, and BOS (USA) Inc., an affiliate of Bank of Scotland, the proceeds of which were used to refinance and consolidate certain term loans with our principal lender. We ceased to acquire and originate loans in November 2007, and under the terms of the Forbearance Agreements, the Company can not originate or acquire mortgage loans or other assets without the prior consent of the bank.

We have one source of external funding to meet our liquidity requirements, in addition to the cash flow provided from borrower payments of interest and principal on mortgage loans. See “— Borrowings.” In addition, we have had the ability, from time to time, to sell loans in the secondary market. We have sold pools of acquired mortgage loans and newly originated Liberty Loans from time to time, and we have sold loans that we originated specifically for sale into the secondary market on a regular basis. Due to severe disruptions in the capital markets since mid-2007 and current secondary market conditions, particularly the severe contraction in secondary market liquidity for non-prime mortgage loan products, sales of loans in the near future are unlikely.

We are required to submit all payments we receive from our mortgage loans to a lockbox, from which we receive an operating allowance, which is subject to periodic review and approval by the bank, to sustain our business. Substantially all amounts submitted to the lockbox in excess of the agreed upon operating allowance are used to pay down amounts outstanding under our credit facilities with the bank and BOS. The operating allowance may not be sufficient to sustain our operations in the future, particularly for new business activities. If it is insufficient, there is no guarantee that the bank will increase our operating allowance, which could have a material adverse impact on our business.

Short-term Investments.  The Company’s short-term investment portfolio includes U.S. treasury bills, investment-grade commercial paper and money market accounts. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk. At December 31, 2007, the Company had short-term investments of $4.7 million.

Cost of Funds.  As of December 31, 2007, we had total borrowings of $1.63 billion, of which $1.54 billion was subject to the Forbearance Agreements and $89.4 million remained under our credit facilities. Substantially all of the debt under these facilities was incurred in connection with the purchase and origination of, and is secured by, our acquired loans (notes receivable), originated loans held for investment and OREO portfolios. At December 31, 2007, the interest rates on our term debt were as follows:

	In Accordance with the	Under the Terms of
	Terms of the Forbearance	Credit Agreements
	Agreements Effective	Excluded from the
	December 28, 2007	Forbearance Agreements

FHLB 30-day LIBOR advance rate plus 2.35%	$—	$18,409,572
FHLB 30-day LIBOR advance rate plus 2.50%	—	70,962,844
LIBOR plus 2.25%	1,000,000,000	—
LIBOR plus 2.75%	414,397,747	—
10.00% (fixed)	125,000,000	—

	$1,539,397,747	$89,372,416

At December 31, 2007, the weighted average interest rate on term debt was 7.46%. Our warehouse facilities were utilized, until December 28, 2007, to fund Tribeca’s originations of loans and the acquisition of loans through our “Flow Acquisitions Group” pending sale to others or pending funding under our credit facilities for loans to be held in portfolio. The interest rate on the warehouse debt was 7.75% at December 31, 2006. At December 31, 2007, both warehouse facilities were discontinued.

Cash Flow from Operating, Investing and Financing Activities

Liquidity represents our ability to obtain adequate funding to meet our financial obligations. Our liquidity position was affected by mortgage loan purchase and origination volume, and is affected by mortgage loan payments, including prepayments, loan maturities and the amortization and maturity structure of borrowings under our credit facilities. In accordance with the terms of our credit facilities with our lenders, we received a cash allowance that had been adequate to meet our operating expenses. Such a cash allowance to meet our operating expenses is provided for under the Forbearance Agreements.

At December 31, 2007, we had cash and cash equivalents of $18.3 million compared with $4.0 million at December 31, 2006. Restricted cash of $40.3 million and $32.7 million at December 31, 2007 and 2006, respectively, was restricted under our credit agreements and lockbox facility with the bank.

Substantially all of our assets are invested in our portfolios of notes receivable, loans held for investment, OREO and loans held for sale. Primary sources of our cash flow for operating and investing activities have been borrowings under our various credit facilities, collections of interest and principal on notes receivable and loans held for investment and proceeds from sales of notes and OREO properties, and from time to time, sales of our newly originated loans that generally were held for investment. Primary uses of cash included purchases of notes receivable, originations of loans and for operating expenses. We have relied significantly upon our lender and the other banks that participate in the loans made to us by our lender to provide the funds necessary for the purchase of notes receivable portfolios and the origination of loans. While we have historically been able to finance these purchases and originations, we have not had, at any time since our inception, committed loan facilities in significant excess of the amount we currently have outstanding under our credit facilities. Franklin ceased to acquire and originate loans in November 2007, and under the terms of the Forbearance Agreements, the Company is expressly prohibited from acquiring or originating mortgage loans or other assets without the prior consent of the bank.

Net cash used in operating activities was $17.3 million during the twelve months ended December 31, 2007, compared with cash provided of $334,000 during the twelve months ended December 31, 2006. The decrease in cash provided by operating activities during the twelve months ended December 31, 2007 was due primarily to an increase of $6.9 million in the Company’s net loss from the net loss of $1.8 million for the twelve months ended December 31, 2006. The increase in the Company’s net loss, due principally to the increase of $264.9 million in the provision for loan losses, was offset by a gain of $284.3 million from the forgiveness of debt.

Net cash used in investing activities was $287.9 million in the twelve months ended December 31, 2007, compared to $326.7 million of cash used in the twelve months ended December 31, 2006. The decrease in cash used during the twelve months ended December 31, 2007 was primarily due to a decrease of $228.1 million of loans acquired and originated during the twelve months of 2007 compared to the twelve months of 2006. This decrease in cash used in 2007 was partially offset by a decrease of $181.7 million in principal collections received from the portfolios of notes receivable and loans held for investment.

Net cash provided by financing activities decreased to approximately $319.5 million during the twelve months ended December 31, 2007, from $326.5 million provided during the twelve months ended December 31, 2006. Proceeds from notes payable decreased by $121.9 million and proceeds from financing agreements decreased by $44.7 million because of reductions in both portfolios purchased and loans originated during this period. Net payoffs of notes payable and financing agreements declined by $207.2 million as a result of slower prepayments on the Company’s portfolios of notes receivable and loans held for investment. These changes were partially offset by an $18.1 million funding of the repurchase obligation in 2007, which was funded by an increase in the proceeds from notes payable, and the payment of a $12 million restructuring fee.

Offering of Common Stock

In early August 2005, we completed a public offering of 1,265,000 of shares of our common stock at a public offering price of $11.50 per share (including an exercise in full of the underwriter’s over allotment option to purchase 165,000 shares) pursuant to a registration statement that was declared effective by the Securities and Exchange Commission on July 19, 2005. The offering resulted in net proceeds to us and the addition to equity of approximately $12.6 million. As a result of the additional equity raised, in combination with retained earnings in 2005, total stockholders’ equity increased to $47.6 million at December 31, 2005 compared with $26.1 million at December 31, 2004. In conjunction with the public offering, the Company’s common stock ceased to be quoted on the Over-the-Counter Bulletin Board under the symbol “FCSC” and commenced trading on The Nasdaq National Market under the symbol “FCMC.” See Item 5. “Market for

Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Delisting Proceedings.”

Borrowings

As of December 31, 2007, the Company owed an aggregate of $1.63 billion under the Forbearance Agreements and the two remaining credit facilities excluded from the Forbearance Agreements with our lenders. These borrowings are shown in the Company’s financial statements as “Notes payable” (referred to as “term loans” herein) and “Financing agreements” (referred to as the “Warehouse Facility” or “Warehouse Facilities” herein).

Forbearance Agreements with Lead Lending Bank

On December 28, 2007, the Company entered into a series of agreements with the bank, pursuant to which the bank agreed to forbear with respect to certain defaults of the Company relating to the Company’s indebtedness to the bank and restructure approximately $1.93 billion of such indebtedness to the bank and its participant banks.

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

			Outstanding	Applicable Interest		Required Monthly		Required Monthly
	Outstanding		Principal	Margin Over		Principal		Principal
	Principal Amount —		Amount —	LIBOR		Amortization —		Amortization —
	Franklin Credit		Tribeca	(basis points)		Franklin Credit		Tribeca

Tranche A	$600,000,000		$400,000,000	225		$5,400,000		$3,600,000
Tranche B	$323,255,000		$91,142,000	275		$750,000		$250,000
Tranche C	$125,000,000		N/A	N/A	(1)	N/A	(2)	N/A
Tranche D	$1,033,000	(3)	N/A	250	(4)	N/A		N/A
Unrestructured Debt	$44,537,000		$44,835,000	235-250		$148,000		$498,000

(1)	The applicable interest rate is fixed at 10% per annum. Interest will be paid in kind during the term of the forbearance.

(2)	Tranche C requires no principal amortization. All principal is due at maturity.

(3)	Tranche D serves as a revolving credit line with a maximum availability of $5 million, and an additional $5 million which may be used for issuance of letters of credit.

(4)	Does not include a letter of credit facing fee of 0.125% per annum on the average daily undrawn amount of each issued and outstanding letter of credit.

The interest rate under the terms of the Forbearance Agreements that is the basis, or index, for the Company’s interest cost is the one-month London Interbank Offered Rate (“LIBOR”) plus applicable margins.

The following table compares the approximate weighted average interest rate of the Company’s indebtedness immediately prior to and following the Restructuring.

	Total Outstanding
	Principal Amount	Weighted Average
	(Franklin Credit and Tribeca)(1)	Applicable Interest Rate

Immediately after restructuring	$1.63 billion	7.49%
Immediately prior to restructuring	$1.93 billion	7.71%

(1)	Includes the Unrestructured Debt.

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

Gain on Debt Forgiveness.  The forgiveness of $300 million of the Company’s indebtedness to the bank resulted in the recognition of a $284.2 million net gain in the quarter ended December 31, 2007.

Recent Development — March 2008 Modifications to Forbearance Agreements and Refinancing of BOS Loan

On March 31, 2008, the Company entered into a series of agreements with the bank, which amended the Forbearance Agreements, which are referred to as the Forbearance Agreement Amendments.

Pursuant to the Forbearance Agreement Amendments, the bank extended an additional $43.3 million under Tribeca’s Tranche A and Tranche B facilities, (the “Additional Payoff Indebtedness”), to fund the complete payoff of the BOS Loan. Simultaneously, BOS acquired from the bank a participation interest in Tribeca’s Tranche A facility equal in amount to the Additional Payoff Indebtedness. The effect of these transactions was to roll Tribeca’s indebtedness to BOS into the Forbearance Agreements, to terminate any obligations of Tribeca under the BOS Loan and to BOS directly, and to transfer the benefit of the collateral interests previously securing the BOS Loan to secure the obligations under the Forbearance Agreements. As a result of the Forbearance Agreement Amendments, Tribeca’s indebtedness as of March 31, 2008, was $410,860,000 and $98,774,000 for Tranche A and Tranche B, respectively. In connection with the increased debt outstanding under the Amended Forbearance Agreements, Tribeca’s required monthly principal amortization amount under the Tranche A Facility was increased from $3,600,000 to $3,900,000 and that under the Tranche B Facility was increased from $250,000 to $275,000.

In addition, the Forbearance Amendment Agreements modified the Forbearance Agreements with respect to the Franklin Master Credit Facility (the “Franklin Forbearance Agreement”):

•	to provide that Tranche C interest shall not accrue until the first business day after all outstanding amounts under the Tranche A facility have been paid in full;

•	to increase the Tranche C interest rate to 20% from and after such time it begins to accrue;

•	to extend an additional period of forbearance through July 31, 2008, from May 15, 2008, in respect of the remaining Unrestructured Loans; and,

•	to increase the maximum availability under the Tranche D line of credit to $10,000,000 for working capital and general corporate purposes to enable the Company to purchase real property in which it may have a lien, and for purposes of meeting licensing requirements.

Additionally, the Forbearance Agreement Amendments modified the Forbearance Agreements to (a) join additional subsidiaries of the Company as borrowers and parties to the forbearance agreements and other loan documents; and (b) extend the time periods or modify the requirements for the Company and the Company’s other subsidiaries to satisfy certain requirements of the Forbearance Agreements.

After giving effect to the Forbearance Agreement Amendments, the waterfall of payments has been adjusted to provide that periodic amounts constituting additional periodic payments of interest required under any interest hedging agreement may be paid after interest on the Tranche A and Tranche B advances, payments of interest and principal with respect to Tranche C advance shall be deferred until after payment of the Tranche D advance, and to provide for cash payment reserves for certain contractual obligations, taxes and $10,000,000 of cash payment reserves in the aggregate for fees, expenses, required monthly principal amortization and interest owing to the Bank.

The bank also waived any defaults under the Forbearance Agreements for the period through and including March 31, 2008, and consented to the origination by the Company of certain mortgage loans to refinance existing mortgage loans which the bank has approved for purchase and subsequent sale in the secondary market or which the bank determines are qualified for purchase by Fannie Mae or Freddie Mac.

Master Credit Facilities — Term Loans

The summary that follows describes the terms of the Company’s credit facilities in effect prior to entering into the Forbearance Agreements on December 28, 2007 described above, which substantially modified such facilities, except for the Unrestructured Debt.

General.  In October 2004, the Company, and its finance subsidiaries, excluding Tribeca, entered into a master credit and security agreement (the “Franklin Master Credit Facility”) with Huntington National Bank, an Ohio banking corporation, which we refer to as the bank, our lender or Huntington. Under this master credit facility, we requested term loans to finance the purchase of residential mortgage loans or refinance existing outstanding loans under this facility. The facility did not include a commitment to additional lendings or a commitment to refinance existing outstanding term loans when they matured, which were therefore subject to our lender’s discretion as well as any regulatory limitations to which our lender was subject. At December 31, 2007, $44.5 million remained outstanding under this facility (a portion of the Unrestructured Debt), and the interest rate continues to be based on the Federal Home Loan Bank of Cincinnati 30-day advance rate plus margins of 2.35% and 2.50%.

In February 2006, Tribeca and certain of its subsidiaries entered into the Tribeca Master Credit Facility with Huntington, pursuant to which certain Tribeca subsidiaries borrowed term loans to finance their origination of loans Tribeca previously financed under its warehouse line of credit with Huntington and consolidate and refinance prior term loans made by Huntington to such subsidiaries. The facility did not include a commitment for additional lendings or a commitment to refinance existing outstanding term loans when they matured, which were subject to our lender’s discretion, as well as any regulatory limitations to which Huntington was subject. At December 31, 2007, $0 remained outstanding under this facility.

Interest Rates and Fees.  Interest on the term loans, up to December 28, 2007, was payable monthly at a floating rate equal to the highest Federal Home Loan Bank of Cincinnati 30-day advance rate as published daily by Bloomberg under the symbol FHL5LBRI, or the “30-day advance rate,” plus the applicable margin in effect prior to August 2006 as follows:

For Loans Funded
	Prior to July 1, 2005	On or After July 1, 2005

If the 30-day advance rate was	the applicable margin was	the applicable margin was
Less than 2.26%	350 basis points	300 basis points
2.26 to 4.50%	325 basis points	275 basis points
Greater than 4.50%	300 basis points	250 basis points

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

If the 30-day advance rate was	the applicable margin was
Less than 2.26%	300 basis points
2.26 to 4.50%	260 basis points
Greater than 4.50%	235 basis points

Additionally, the interest rate payable to Huntington National Bank on term loans funded under the Franklin Master Credit Facility after November 14, 2006 in respect of purchases of first mortgages by the Company was the 30-day advance rate, plus the applicable margin as follows:

If the 30-day advance rate was	the applicable margin was
Less than 2.26%	300 basis points
2.26 to 4.50%	225 basis points
Greater than 4.50%	200 basis points

As a result of these modifications, effective January 1, 2007, and up to December 28, 2007, the interest rate on term borrowings under our Master Credit Facilities was based on a floating rate equal to the 30-day advance rate, plus the applicable margin as follows:

For Loans Funded
Prior to November 15, 2006		On or After November 15, 2006
		Purchase of First	Tribeca Originated Loans/
		Mortgages	Second Mortgage Purchases

If the 30-day advance rate was	the applicable margin was	the applicable margin was	the applicable margin was
Less than 2.26%	300 basis points	300 basis points	300 basis points
2.26 to 4.50%	275 basis points	225 basis points	260 basis points
Greater than 4.50%	250 basis points	200 basis points	235 basis points

Upon each closing of a loan after June 23, 2006, we were required to pay an origination fee equal to 0.50% of the amount of the loan unless otherwise agreed to by our lender. For loans funded between July 1, 2005 and June 23, 2006, under the Franklin Master Credit Facility, the origination fee paid was 0.75% of the amount of the loan (0.50% for loans funded under the Tribeca Master Credit Facility), and for loans funded prior to July 1, 2005, the origination fee paid was 1% of the amount of the loan unless otherwise agreed to by our lender.

Principal; Prepayments; Termination of Commitments.  The unpaid principal balance of each loan was amortized over a period of twenty years, but matured three years after the date the loan was made. Historically, our lender had agreed to extend the maturities of such loans for additional three-year terms upon their maturity. We were required to make monthly payments of the principal on each of our outstanding loans.

In the event there was a material and adverse breach of the representations and warranties with respect to a pledged mortgage loan that was not cured within 30 days after notice by our lender, we would have been required to repay the loan with respect to such pledged mortgage loan in an amount equal to the price at which such mortgage loan could readily be sold (as determined by our lender).

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

The unpaid principal balance of the BOS Loan is amortized over a period of 20 years, but matures in March 2009. The Tribeca Subsidiary Borrower is required to make monthly amortization payments and payments of interest on the BOS Loan. The facility does not include a commitment to additional lendings or a commitment to refinance the remaining outstanding balance of the loan when it matures. The outstanding balance of the BOS Loan was $44.8 million (a portion of the Unrestructured Debt) at December 31, 2007.

The facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants that require Tribeca and its subsidiaries, together, to maintain a minimum net worth of at least $3.5 million and rolling four-quarter pre-tax net income of $750,000. The facility contains events of default customary for facilities of this type. At December 31, 2007, Tribeca was not in compliance with these and other covenants and has not received a waiver of noncompliance. Any unwaived or uncured breach of these covenants could, subject to notice and opportunity to cure where provided for in the applicable credit agreements, cause an acceleration of the outstanding BOS Loan and result in cross-default and possible acceleration of the indebtedness owed to the bank under the Forbearance Agreements. As described in “Recent Development — March 2008 Modifications to Forbearance Agreements and Refinancing of BOS Loan,” the BOS Loan was paid off and effectively rolled into the Forbearance Agreements.

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

Warehouse Facilities

Tribeca Warehouse.  In October 2005, Tribeca entered into a Warehousing Credit and Security Agreement (the “Tribeca Warehouse Facility”) with our lender, which modified previous warehouse lending agreements. In April 2006, our lender increased the commitment to $60 million. Interest on advances was payable monthly at a rate per annum equal to the greater of (i) a floating rate equal to the Wall Street Journal Prime Rate minus 50 basis points or (ii) 5%.

The Tribeca Warehouse Facility was secured by a lien on all of the mortgage loans delivered to our lender or in respect of which an advance has been made as well as by all mortgage insurance and commitments issued by insurers to insure or guarantee pledged mortgage loans. Tribeca also assigned all of its rights under third-party purchase commitments covering pledged mortgages and the proceeds of such commitments and its rights with respect to investors in the pledged mortgages to the extent such rights were related to pledged mortgages. In addition, we provided a guaranty of Tribeca’s obligations under the Tribeca

Warehouse Facility, which was secured by substantially all of Tribeca’s personal property. As of December 28, 2007, this facility was terminated.

Flow Warehouse.  In August 2006, we entered into a new $40 million Flow Warehousing Credit and Security Agreement (the “Flow Warehouse Facility”) for a term of one year with our lender to accumulate loans acquired by the Company on a flow basis prior to consolidating such loans into term debt. This warehouse facility was renewed in August 2007 by Huntington for $20 million and for a term of one year. As of December 28, 2007, this facility was terminated.

Interest on advances was payable monthly at a rate per annum equal to a floating rate equal to the Wall Street Journal Prime Rate minus 50 basis points.

The Flow Warehouse Facility was secured by a lien on all of the mortgage loans delivered to our lender or in respect of which an advance has been made as well as by all mortgage insurance and commitments issued by insurers to insure or guarantee pledged mortgage loans. The Company also assigned all of its rights under third-party purchase commitments covering pledged mortgages and the proceeds of such commitments and its rights with respect to investors in the pledged mortgages to the extent such rights were related to pledged mortgages. In addition, we provided a guaranty of the Company’s obligations under the Flow Warehouse Facility, which was secured by substantially all our personal property.

Elimination of Success Fees

In June 2006, the Company received from Sky Bank a letter (the “June Modification Letter”) modifying the Franklin Master Credit Facility between the Company and all of its subsidiaries other than Tribeca and the Tribeca Master Credit and Security Agreement among Tribeca, Sky Bank and certain subsidiaries of Tribeca. Pursuant to the June Modification Letter, Franklin and Tribeca were no longer required to pay Sky Bank a success fee upon the successful payoff of term loans made on or after June 26, 2006 under the master credit facilities.

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

The following table presents the contract/notional and fair value amounts of all derivative transactions at December 31, 2007:

Interest Rate Caps	Notional Amount	Expiration Date	Premium Paid	Fair Value

Cap 1	$200,000,000	September 30, 2008	$102,000	$—
Cap 2	400,000,000	September 30, 2008	90,000	—

Total	$600,000,000		$192,000	$—

Recent Development

Effective February 27, 2008, the Company entered into $725 million (notional amount) of fixed-rate interest rate swaps in order to effectively stabilize the future interest payments on a portion of its interest-sensitive borrowings. The fixed-rate swaps are for periods ranging from one to four years, are non-amortizing, and are in effect for the respective full terms of each swap agreement. These swaps will effectively fix the Company’s interest costs on a portion of its borrowings regardless of increases or decreases in the one-month LIBOR. The interest rate swaps were executed with the bank and are for the following terms: $220 million notional amount for one year at a fixed rate of 2.62%; $390 million notional amount for two-years at a fixed rate of 2.79%; $70 million notional amount for three years at a fixed rate of 3.11%; and, $45 million notional amount for four years at a fixed rate of 3.43%.

Under these swap agreements, the Company will make interest payments to its bank at fixed rates and will receive interest payments from its bank on the same notional amounts at variable rates based on LIBOR. Effective December 28, 2007, the Company pays interest on its interest-sensitive borrowings, principally based on one-month LIBOR plus applicable margins. Accordingly, the Company has established a fixed rate plus applicable margins on $725 million of its borrowings for the next year, $505 million for two years, $115 million for three years and $45 million for four years.

Financing Activities and Contractual Obligations

Below is a schedule of the Company’s contractual obligations and commitments at December 31, 2007:

	Weighted Average	Minimum Contractual Obligations
	Interest Rate	(Excluding Interest)
	As of 12/31/07	Total	Less Than 1 yr	1 - 3 yrs	3 - 5 yrs	Thereafter

Contractual Obligations
Notes Payable	7.46%	$1,628,770,163	$63,879,379	$1,564,890,784	$—	$—
Warehouse Lines	7.355%	1,033,073	—	1,033,073	—	—
Operating Leases
Rent Obligations	—	9,547,179	1,583,092	3,157,676	3,209,304	1,597,107
Capital Lease Obligations	—	569,941	220,635	349,306	—	—
Employment Agreements	—	1,600,000	700,000	900,000	—	—

Total Contractual Cash Obligations		$1,641,520,356	$66,383,106	$1,570,330,839	$3,209,304	$1,597,107

In January 2007, the Company repurchased $17.2 million of Liberty loans previously sold to investors. The Company recorded a liability at December 31, 2006 for a reserve for the estimated losses of $444,000. At December 31, 2007, the Company was not subject to any claims by any purchasers of loans sold.

Up until December 28, 2007, interest rates on our borrowings were indexed to the monthly Federal Home Loan Bank of Cincinnati 30-day LIBOR advance rate or Prime rate, as more fully described above. Effective December 28, 2007, principally all of our floating-rate borrowings are indexed to the one-month LIBOR rate, and accordingly will increase or decrease over time. Minimum contractual obligations are based on minimum required principal payments, including balloon maturities of loans under the Forbearance Agreements or the master credit facilities. Actual payments will vary depending on actual cash collections and loan sales.

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

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, real estate, delinquency and default risks of the loans in our portfolio, and changes in corporate tax rates. A material change in these rates or risks could adversely affect our operating results and cash flows.

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

The Company’s operating results will depend in large part on differences between the interest earned on its assets and the interest paid on its borrowings. Most of the Company’s assets, consisting primarily of mortgage notes receivable, generate fixed returns and have remaining contractual maturities in excess of five years, while the majority of originated loans held for investment generate fixed returns for the first two years and six-month adjustable returns thereafter. We funded the origination and acquisition of these assets with highly interest rate-sensitive borrowings. In most cases, the interest income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest income and, therefore, net income. Our borrowings, until December 28, 2007, bore interest at rates that fluctuated with the FHLB Bank of Cincinnati 30-day advance rate or, to a lesser extent, the prime rate. As of December 28, 2007, the effective date of the Forbearance Agreements, with the exception of the Unrestructured Debt and $125 million of fixed-rate debt, our borrowings bear interest at rates that fluctuate with one-month LIBOR. Based on approximately $1.63 billion of borrowings under our credit facilities outstanding at December 31, 2007, a 1% instantaneous and sustained increase in both LIBOR and prime rates could increase quarterly interest expense by as much as approximately $4.1 million, pre-tax, which would negatively impact our quarterly after-tax net income. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income and the market value of our net assets. During the term of the existing interest rate caps, the offsetting benefit of the interest rate caps could reduce the quarterly negative impact of a 1% instantaneous and sustained increase in the one-month LIBOR rate by approximately $1.3 million, pre-tax. In addition, subsequent to December 31, 2007, the Company entered into interest rate swaps as of February 27, 2008, which will further reduce the Company’s exposure to future increases in interest costs on $725 million of its borrowings due to increases in one-month LIBOR during the next twelve months; on $505 million for the next two years; on $115 million for the next three years; and, on $45 million for the next four years. See “Management’s Discussion and Analysis — Borrowings.”

The value of our assets may be affected by prepayment rates on investments. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty. When we originated and purchased mortgage loans, we expected that such mortgage loans would have a measure of protection from prepayment in the form of prepayment lockout periods or prepayment penalties. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case we would not have the prepayment proceeds available to accelerate the paydown of our borrowings. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments. During most of 2007, due to declining U.S. housing prices in general and a rapid and severe credit tightening throughout the industry, portfolio payoffs through borrower refinancing have been declining as it has become more difficult for borrowers, particularly borrowers with any type of credit deficiency, to refinance their loans.

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

We purchased and originated principally fixed and adjustable rate residential mortgage loans, both first and second liens, which are secured primarily by the underlying single-family properties. Because the vast majority of our loans are to non-prime borrowers, delinquencies and foreclosures are substantially higher than those of prime mortgage loans, and if not serviced actively and effectively could result in an increase in losses on dispositions of properties acquired through foreclosure, or in the case of second lien loans, through writeoff of defaulted loans. In addition, a decline in real estate values would reduce the value of the residential properties securing our loans, which could lead to an increase in borrower defaults, reductions in interest income and increased losses on the disposition of foreclosed properties.

During 2007, and particularly during the third quarter of 2007, the deterioration in the housing and subprime mortgage markets, particularly declining home values, continued and accelerated. Additionally, during the third quarter of 2007, there was a significant tightening of credit availability throughout the mortgage lending industry, and particularly in the subprime segment of the industry. These market events increased and are expected to continue to result in increased delinquencies, defaults and losses on residential 1-4 family loans.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are included herein, beginning on page F-2 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Controller and affected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

With the participation of the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer and the Controller, our management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2007 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Disclosure Controls and Procedures

As of December 31, 2007, the end of the period covered by this Annual Report on Form 10-K, the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Controller, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures over financial reporting were effective.

Changes in Internal Controls over Financial Reporting

As previously disclosed in Note 2 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and further described in Item 9A. of such Annual Report, the Company had identified material weaknesses as defined by the Public Company Accounting Oversight Board (United States) with respect to certain accounting and reporting matters. In connection with the Company’s 2005 Annual Report on Form 10-K, the Company restated its previously issued financial statements for the years 2004 and 2003, for the first three quarters in 2005 and the quarterly periods in 2004. The Company has strengthened its accounting department in order to remedy the identified material weaknesses. During the fourth fiscal quarter of 2006, the Company’s management determined that such material weaknesses had been remediated. There were no other changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2007, the registrant’s most recent fiscal year, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2007, the registrant’s most recent fiscal year, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2007, the registrant’s most recent fiscal year, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2007, the registrant’s most recent fiscal year, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2007, the registrant’s most recent fiscal year, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of Form 10-K:

(1) Financial Statements.

The financial statements required by Item 8 are included herein, beginning on page F-2 of this report.

(2) Financial Statement Schedules.

The financial statement schedules required by Item 8 are included in the financial statements (or are either not applicable or not significant).

(3) Exhibits.

Exhibit
Number

3.1	Fifth Amended and Restated Certificate of Incorporation. Incorporated by reference to Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission (the “Commission”) on January 20, 2005.
3.2	Amended and Restated By-laws. Incorporated by reference to Appendix B to the Registrant’s Definitive Information Statement on Schedule 14C, filed with the Commission on January 20, 2005.
10.1	Master Credit and Security Agreement, dated as of October 13, 2004, between the Registrant and Sky Bank (the “Master Credit Agreement”). Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-125681), filed with the Commission on June 9, 2005 (the “Registration Statement”).
10.2	Amendment to the Master Credit Agreement, dated as of December 30, 2004 between the Registrant and Sky Bank. Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on April 8, 2005 (the “2004 10-K”).
10.3	Warehousing Credit and Security Agreement, dated as of September 30, 2003, between Tribeca Lending Corp. and Sky Bank (the “Warehouse Credit Agreement”). Incorporated by reference to Exhibit 10.3 to the 2004 10-K.
10.4	Letter, dated as of March 24, 2005, from Sky Bank to Tribeca Lending Corp. Incorporated by reference to Exhibit 10.4 to the 2004 10-K.
10.5	Second Amendment to the Warehouse Credit Agreement, effective as of May 19, 2005, between Tribeca Lending Corp. and Sky Bank. Incorporated by reference to Exhibit 10.5 to the Registration Statement.
10.6	Form of Term Loan and Security Agreement between subsidiaries of Tribeca Lending Corp. and Sky Bank. Incorporated by reference to Exhibit 10.5 to the 2004 10-K.
10.7	Agreement, dated March 20, 1997, between the Registrant and Sky Bank (f/k/a The Citizens Banking Registrant) (the “1997 Agreement”). Incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, filed with the Commission on May 14, 1998.
10.8	Modification to 1997 Agreement, dated March 19, 2003, between the Registrant and Sky Bank. Incorporated by reference to Exhibit 10.8 to the Registration Statement.
10.9	1996 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-122677), filed with the Commission on February 10, 2005.
10.10	Mortgage Loan Purchase and Sale Agreement, dated as of September 24, 2004, between the Registrant and Master Financial, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 20, 2004.

Exhibit
Number

10.11	Mortgage Loan Purchase and Sale Agreement, dated as of June 30, 2004, between the Registrant and Bank One, Inc. Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A, filed with the Commission on July 16, 2004.
10.12	Registration Rights Agreement, effective as of October 1, 2004, between the Registrant and Jeffrey R. Johnson. Incorporated by reference to Exhibit 10.10 to the 2004 10-K.
10.13	Sublease Agreement, dated as of March 4, 2005, between the Registrant and Lehman Brothers Holdings Inc. Incorporated by reference to Exhibit 10.12 to the 2004 10-K.
10.14	Employment Agreement, effective as of March 28, 2005, between the Registrant and Paul D. Colasono. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Commission on May 16, 2005 (the “First Quarter 10-Q”).
10.15	Restricted Stock Grant Agreement, dated as of April 13, 2005, between the Registrant and Paul D. Colasono. Incorporated by reference to Exhibit 10.2 to the First Quarter 10-Q.
10.16	Employment Agreement, dated as of June 7, 2005, between the Registrant and Joseph Caiazzo. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 9, 2005.
10.17	Letter, dated as of July 19, 2005, from Sky Bank to the Registrant. Incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement, filed with the Commission on July 19, 2005 (“Amendment No. 2”).
10.18	Letter, dated as of July 19, 2005, from Sky Bank to Tribeca Lending Corp. Incorporated by reference to Exhibit 10.21 to Amendment No. 2.
10.19	Underwriting Agreement, dated July 19, 2005, between the Registrant and Ryan Beck & Co., Inc. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 20, 2005.
10.20	Lease, dated July 27, 2005, between the Registrant and 101 Hudson Leasing Associates. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 29, 2005.
10.21	Master Credit and Security Agreement, dated as of February 28, 2006, among Tribeca Lending Corp., Sky Bank and those subsidiaries of Tribeca Lending Corp. listed on the signature page to the agreement. Incorporated by reference to Exhibit 10.24 to the 2005 10-K.
10.22	Master Credit and Security Agreement, dated as of March 24, 2006, among Tribeca Lending Corp., BOS (USA) Inc. and those subsidiaries of Tribeca Lending Corp. listed on the signature page to the agreement. Incorporated by reference to Exhibit 10.25 to the 2005 10-K.
10.23	Employment Agreement, dated as of March 1, 2006, between the Registrant and Alexander Gordon Jardin. Incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Commission on August 14, 2006.
10.24	Franklin Credit Management Corporation 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 99.1 of the Registrant’s Revised Definitive Proxy Statement on Schedule 14A, filed with the Commission on May 3, 2006.
10.25	Restricted Stock Grant Agreement, dated as of June 15, 2006, between the Registrant and Alexander Gordon Jardin. Incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Commission on August 14, 2006.
10.26	Modification Letter dated as of June 27, 2006, from Sky Bank to the Registrant. Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Commission on August 8, 2006.
10.27	Employment Agreement dated as of February 1, 2006 between the Registrant and William Sullivan. Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the Commission on November 14, 2006.

Exhibit
Number

10.28	Flow Warehousing Credit and Security Agreement dated August 10, 2006 between the Registrant and Sky Bank. Incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the Commission on November 14, 2006.
10.29	Rate Cap Transaction Agreement dated August 29, 2006 between LaSalle Bank National Association and the Registrant. Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the Commission on November 14, 2006.
10.30	Interest Rate Cap Transaction Agreement dated September 11, 2006 between HBOS Treasury Services and the Registrant. Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the Commission on November 14, 2006.
10.31	Modification Letter dated as of August 2, 2006, from Sky Bank to the Registrant. Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K, filed with the Commission on August 8, 2006.
10.32	Amendment No. 1 to Master Credit and Security Agreements, dated as of December 1, 2006, between the Registrant, Tribeca Lending Corporation and Sky Bank. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 19, 2006.
10.33	Modification Letter, dated as of December 12, 2006, from Sky Bank to the Registrant. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 19, 2006.
10.34	Asset Purchase and Sale Agreement, dated as of February 14, 2007, between The New York Mortgage Company, LLC, as Seller, and Tribeca Lending Corp., as Buyer.
10.35	Assignment and Assumption of Lease Landlord Consent and Lease Modification Agreement, dated as of February 22, 2007, among The New York Mortgage Company, LLC, Tribeca Lending Corp., and First States Investors 5200 LLC.
10.36	Continuing and Unconditional Guaranty, dated as of August 30, 2007, by the Company, as Guarantor, to and for the benefit of BOS (USA) Inc. Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed with the Commission on March 31, 2008.
10.37	Limited Waiver, dated as of November 15, 2007, between The Huntington National Bank, successor by merger to Sky Bank (“Huntington”), the Company and each subsidiary of the Company listed on the signature pages thereof. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2007.
10.38	Limited Waiver, dated as of November 15, 2007, between Huntington, Tribeca and each subsidiary of the Company listed on the signature pages thereof. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2007.
10.39	Security Agreement, dated as of November 15, 2007, by the Company and each of the entities listed on the signature pages thereof in favor of Huntington. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2007.
10.40	Forbearance Agreement and Amendment to Credit Agreements, dated December 28, 2007, by and among the borrowers listed on Schedule 1 thereof, Franklin Credit Management Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10.41	Tranche A Note, dated December 28, 2007, by the borrowers listed on Schedule 1 to the Forbearance Agreement, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.

Exhibit
Number

10.42		Form of Tranche B Note, dated December 28, 2007, by the borrowers listed on Schedule 1 to the Forbearance Agreement, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10.43		Tranche C Note, dated December 28, 2007, by the borrowers listed on Schedule 1 to the Forbearance Agreement, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10.44		Tranche D Note, dated December 28, 2007, by the borrowers listed on Schedule 1 to the Forbearance Agreement, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10.45		Letter Agreement, dated January 3, 2008, by and among the borrowers listed on Schedule 1 to the Forbearance Agreement, Franklin Credit Management Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10.46		Tribeca Forbearance Agreement and Amendment to Credit Agreements, dated December 28, 2007, by and among the borrowers listed on Schedule 1 thereof, including without limitation Tribeca Lending Corp. and Franklin Credit Management Corporation, and The Huntington National Bank. Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10.47		Tranche A Note, dated December 28, 2007, by the borrowers listed on Schedule 1 to the Tribeca Forbearance Agreement, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10.48		Form of Tranche B Note, dated December 28, 2007, by the borrowers listed on Schedule 1 to the Tribeca Forbearance Agreement, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10.49		Guaranty, dated as of December 28, 2007, by Franklin Credit Management Corporation in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10.50		Guaranty, dated as of December 28, 2007, by Franklin Credit Management Corporation in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10.51		Security Agreement, dated as of December 28, 2007, by Tribeca Lending Corp. and each of the entities listed on the signature pages thereof, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10	.52*	ISDA Master (Swap) Agreement between the Registrant and the Huntington National Bank, dated as of February 27, 2008 and the Schedule thereto.
21	.1*	Subsidiaries of the Registrant.
23	.1*	Consent of Independent Registered Public Accounting Firm.
31	.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN CREDIT MANAGEMENT CORPORATION

By:	/s/ ALEXANDER GORDON JARDIN
Chief Executive Officer

April 2, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. AXON Thomas J. Axon	President and Chairman of the Board	April 2, 2008

/s/ A. GORDON JARDIN A. Gordon Jardin	Chief Executive Officer (Principal Executive Officer)	April 2, 2008

/s/ PAUL D. COLASONO Paul D. Colasono	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 2, 2008

/s/ WILLIAM F. SULLIVAN William F. Sullivan	Chief Operating Officer	April 2, 2008

/s/ KIMBERLEY SHAW Kimberley Shaw	Vice President and Treasurer (Controller)	April 2, 2008

/s/ MICHAEL BERTASH Michael Bertash	Director	April 2, 2008

/s/ FRANK EVANS Frank Evans	Director	April 2, 2008

/s/ STEVEN LEFKOWITZ Steven Lefkowitz	Director	April 2, 2008

/s/ ALLAN R. LYONS Allan R. Lyons	Director	April 2, 2008

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Franklin Credit Management Corporation
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Franklin Credit Management Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Credit Management Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company changed its method of accounting for certain purchased notes receivable as of January 1, 2005.

/s/  Deloitte & Touche LLP

New York, New York
April 2, 2008

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006

ASSETS
Cash and cash equivalents	$18,266,066	$3,983,104
Restricted cash	40,326,521	32,689,154
Short-term investments	4,735,308	20,311,193
Notes Receivable:
Principal	1,289,550,285	1,174,039,567
Purchase discount	(10,667,649)	(12,423,746)
Allowance for loan losses	(230,809,938)	(52,424,375)

Net notes receivable	1,048,072,698	1,109,191,446
Originated loans held for sale	—	4,114,284
Originated loans held for investment:
Principal, net of deferred fees and costs	501,555,859	423,549,261
Allowance for loan losses	(23,851,715)	(866,466)

Originated loans held for investment, net	477,704,144	422,682,795
Accrued interest receivable	22,989,901	22,010,027
Other real estate owned	58,838,831	22,977,725
Deferred financing costs, net	8,808,089	10,622,961
Other receivables	4,917,598	6,614,386
Building, furniture and equipment, net	3,363,306	3,715,908
Income tax receivable	3,682,861	8,594,119
Other assets	807,879	850,897

Total assets	$1,692,513,202	$1,668,357,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of debt discount of $232,365 in 2007 and $515,799 in 2006	$1,628,537,798	$1,520,217,264
Financing agreements	1,033,073	55,962,315
Accounts payable and accrued expenses	23,108,149	22,875,527
Repurchase obligation	—	18,094,061
Deferred tax liability	543,507	3,655,483

Total liabilities	1,653,222,527	1,620,804,650

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 3,000,000; issued — none	—	—
Common stock and additional paid-in capital, $.01 par value, 22,000,000 authorized shares; issued and outstanding: 8,025,295 in 2007 and 2006	23,091,510	22,715,180
Retained earnings	16,199,165	24,838,169

Total stockholders’ equity	39,290,675	47,553,349

Total liabilities and stockholders’ equity	$1,692,513,202	$1,668,357,999

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

	2007	2006	2005

REVENUES:
Interest income	$155,922,774	$141,857,267	$99,046,543
Purchase discount earned	4,956,814	8,924,838	11,214,721
Gain on sale of notes receivable	31,118	163,911	1,310,887
(Loss) / gain on sale of originated loans	(305,446)	1,871,633	1,276,566
Gain on sale of other real estate owned	748,087	1,918,822	1,758,351
Prepayment penalties and other income	7,908,842	9,016,614	6,792,146

Total revenues	169,262,189	163,753,085	121,399,214

OPERATING EXPENSES:
Interest expense	143,253,577	113,073,332	68,329,965
Collection, general and administrative	41,441,212	38,286,150	28,700,133
Provision for loan losses	274,632,862	9,750,393	4,745,126
Amortization of deferred financing costs	2,597,856	4,568,744	4,105,218
Depreciation	1,413,049	1,164,005	1,077,296

Total expenses	463,338,556	166,842,624	106,957,738

(LOSS)/INCOME BEFORE GAIN ON FORGIVENESS OF DEBT	(294,076,367)	(3,089,539)	14,441,476
GAIN ON FORGIVENESS OF DEBT	284,246,320	—	—

(LOSS)/INCOME BEFORE PROVISION FOR INCOME TAXES	(9,830,047)	(3,089,539)	14,441,476
INCOME TAX (BENEFIT)/PROVISION	(1,191,043)	(1,328,501)	6,572,701

NET (LOSS)/INCOME	$(8,639,004)	$(1,761,038)	$7,868,775

NET (LOSS)/INCOME PER COMMON SHARE:
Basic	$(1.09)	$(0.23)	$1.19

Diluted	$(1.09)	$(0.23)	$1.09

WEIGHTED AVERAGE NUMBER OF SHARES Outstanding, basic	7,941,545	7,692,233	6,629,108

Diluted potential common shares	—	—	574,664

Outstanding, diluted	7,941,545	7,692,233	7,203,772

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

	Common Stock and
	Additional Paid-in Capital		Retained	Unearned
	Shares	Amount	Earnings	Compensation	Total

BALANCE, JANUARY 1, 2005	6,062,295	$8,514,401	$18,730,432	$(1,099,000)	$26,145,833
Stock offering, net	1,265,000	12,592,616	—	—	12,592,616
Exercise of options	221,000	224,785	—	—	224,785
Restricted stock activity	(9,000)	(39,550)	—	801,709	762,159
Net income	—	—	7,868,775	—	7,868,775

BALANCE, DECEMBER 31, 2005	7,539,295	21,292,252	26,599,207	(297,291)	47,594,168
Reclassification adjustment on adoption of FASB 123(R)	—	(297,291)	—	297,291	—
Exercise of options and warrants	372,000	452,555	—	—	452,555
Stock-based compensation	114,000	689,753	—	—	689,753
Excess tax benefit	—	577,911	—	—	577,911
Net (loss)	—	—	(1,761,038)	—	(1,761,038)

BALANCE, DECEMBER 31, 2006	8,025,295	$22,715,180	$24,838,169	$—	$47,553,349
Stock-based compensation	—	376,330	—	—	376,330
Net (loss)	—	—	(8,639,004)	—	(8,639,004)

BALANCE, DECEMBER 31, 2007	8,025,295	$23,091,510	$16,199,165	—	$39,290,675

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(8,639,004)	$(1,761,038)	$7,868,775
Adjustments to reconcile income to net cash provided by/(used in) operating activities:
Gain on sale of notes receivable	(31,118)	(163,911)	(1,310,887)
Gain on sale of other real estate owned	(748,087)	(1,918,822)	(1,758,351)
Loss/(gain) on sale of originated loans	305,446	(1,871,633)	(1,276,566)
Gain on forgiveness of debt	(284,246,320)	—	—
Depreciation	1,413,049	1,164,005	1,077,296
Amortization of deferred costs and fees on originated loans, net	970,999	1,448,767	157,317
Amortization of deferred financing costs	2,597,856	4,568,744	4,105,218
Amortization of debt discount	131,611	1,265,050	825,558
Settlement payment of success fee	—	(4,500,000)	—
Excess tax benefit	—	(577,911)	—
Non-cash compensation	376,330	689,753	762,159
Proceeds from the sale of and principal collections on loans held for sale	33,464,135	39,538,033	58,096,013
Origination of loans held for sale	(34,473,560)	(30,785,901)	(58,281,668)
Deferred tax provision	(3,111,976)	2,868,013	832,190
Purchase discount earned	(4,956,814)	(8,924,838)	(11,214,721)
Provision for loan losses	274,632,862	9,750,393	4,745,126
Changes in operating assets and liabilities:
Accrued interest receivable	(979,874)	(8,668,063)	(4,835,712)
Other receivables	1,696,788	695,119	(1,943,005)
Income tax receivable	4,911,257	(7,499,386)	—
Other assets	43,018	(334,135)	2,164,174
Accounts payable and accrued expenses	(607,787)	5,351,470	3,760,491

Net cash (used in)/provided by operating activities	(17,251,189)	333,709	3,773,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(7,637,367)	(11,128,402)	(2,488,110)
Purchase of notes receivable	(440,678,212)	(572,011,360)	(468,324,936)
Principal collections on notes receivable	185,060,253	281,742,236	271,674,377
Principal collections on loans held for investment	148,625,495	233,677,204	102,176,991
Origination of loans held for investment	(257,143,067)	(353,957,677)	(367,253,790)
Repurchase of loans sold	(8,235,468)	—	—
Putback of acquired notes receivable	16,418,168	—	—
Net investment in short-term securities	15,575,885	(3,357,174)	(16,954,019)
Proceeds from sale of other real estate owned	27,424,458	29,126,493	32,343,836
Proceeds from sale of loans held for investment	12,716,251	66,246,123	8,375,669
Proceeds from sale of notes receivable	20,998,838	3,807,050	15,120,539
Purchase of building, furniture and fixtures	(1,060,447)	(850,432)	(2,899,445)

Net cash used in investing activities	(287,935,213)	(326,705,939)	(428,228,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	788,322,875	910,208,607	836,608,815
Principal payments of notes payable	(380,285,775)	(596,359,305)	(437,443,092)
Payment for debt restructure	(12,000,000)	—	—
Proceeds from financing agreements	387,825,703	432,517,720	429,592,146
Principal payments of financing agreements	(442,754,945)	(433,839,489)	(411,848,265)
Repurchase obligation	(18,094,061)	18,094,061	—
Excess tax benefit	—	577,911	—
Payment of deferred financing costs	(3,544,432)	(5,183,233)	(6,512,750)
Exercise of options	—	452,555	224,785
Proceeds from issuance of common stock	—	—	12,592,616

Net cash provided by financing activities	319,469,365	326,468,827	423,214,255

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,282,962	96,598	(1,241,226)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,983,104	3,886,506	5,127,732

CASH AND CASH EQUIVALENTS, END OF YEAR	$18,266,066	$3,983,104	$3,886,506

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest	$179,280,158	$109,246,114	$64,743,849

Cash payments for taxes	$6,459,770	$3,303,594	$3,628,439

NON-CASH INVESTING AND FINANCING ACTIVITY:
Transfer of loans from held for sale to loans held for investment	$5,717,213	$483,604	$5,278,073

Transfer to OREO	$62,537,477	$30,249,122	$48,239,717

Capital lease	$—	$—	$916,890

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

1.	ORGANIZATION AND BUSINESS

As used herein references to the “Company,” “FCMC,” “we,” “our” and “us” refer to Franklin Credit Management Corporation, collectively with its subsidiaries.

We are a specialty consumer finance company that was, until December 28, 2007, primarily engaged in two related lines of business: (1) the acquisition, servicing and resolution of performing, reperforming and nonperforming residential mortgage loans and real estate assets; and (2) the origination of subprime mortgage loans, both for our portfolio and for sale into the secondary market. We specialized in acquiring and originating loans secured by 1-4 family residential real estate that generally fell outside the underwriting standards of Fannie Mae and Freddie Mac and involved elevated credit risk as a result of the nature or absence of income documentation, limited credit histories, higher levels of consumer debt or past credit difficulties. We typically purchased loan portfolios at a discount, and originated subprime loans with interest rates and fees, calculated to provide us with a rate of return adjusted to reflect the elevated credit risk inherent in the types of loans we acquired and originated. Unlike many of our competitors, we generally held for investment the loans we acquired and a significant portion of the loans we originated.

On December 28, 2007, Franklin entered into a series of agreements (the “Forbearance Agreements”) with The Huntington National Bank, successor by merger in July 2007 to Sky Bank (Sky Bank, prior to the merger, and Huntington, thereafter, are referred to as the “bank”), whereby the bank agreed to restructure approximately $1.93 billion of the Company’s indebtedness to it and its participant banks, forgave $300 million of such indebtedness for a restructuring fee of $12 million paid to the bank, and waived certain existing defaults (the “Restructuring”). See Note 5. In November 2007, Franklin ceased to acquire or originate loans and, under the terms of the Forbearance Agreements, the Company is expressly prohibited from acquiring or originating loans.

From inception through December 31, 2007, we had purchased and originated in excess of $4.73 billion in mortgage loans. As of December 31, 2007, we had total assets of $1.69 billion and our portfolios of notes receivable and loans held for investment, net, totaled $1.53 billion.

In August 2005, we completed a public offering of 1,265,000 of shares of our common stock at a public offering price of $11.50 per share (including an exercise in full of the underwriter’s over allotment option to purchase 165,000 shares). This follow-on public offering resulted in net proceeds to us and the addition to equity of approximately $12.6 million. In conjunction with the public offering, the Company’s common stock ceased to be quoted on the Over-the-Counter Bulletin Board under the symbol “FCSC” and commenced trading on The Nasdaq Global Market, formerly The Nasdaq National Market, under the symbol “FCMC.”

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in prior years have been reclassified to conform to the current year’s presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates of the Company are the allowance for loan losses, the allocation of discount between accretable and nonaccretable, income taxes, and the continuing assessment of the fair value of the underlying collateral of other real estate owned. The Company’s estimates

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and assumptions primarily arise from risks and uncertainties associated with interest rate volatility and credit exposure. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions may occur which could cause actual results to differ materially.

Operating Segments — SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets. The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires performing, reperforming or nonperforming notes receivable and promissory notes from financial institutions and mortgage and finance companies, and services and collects such notes receivable through enforcement of terms of the original note, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage-banking segment originates or purchases, subprime residential mortgage loans from individuals whose credit histories, income and other factors cause them to be classified as subprime borrowers. (See Note 9).

Earnings Per Share — Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options outstanding, warrants and restricted stock calculated under the treasury stock method. The effects of warrants, restricted stock units and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Dilutive potential common shares are calculated using the treasury stock method. For the year ended December 31, 2007, 370,000 options were not included in the computation of earnings per share because they were antidilutive.

Cash and Cash Equivalents — Cash and cash equivalents includes cash certificates of deposit with original maturities of three months or less, with the exception of restricted cash, which is reported separately on the Company’s balance sheets. The Company maintains accounts at banks, which at times may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

Restricted Cash — Restricted cash includes interest and principal collections received on the Company’s portfolio of notes receivable and loans held for investment, substantially all of which is required to pay down current debt obligations with its lending banks.

Short-term Investments — The Company’s short-term investments include U.S. treasury bills, investment-grade commercial paper and money market accounts. The Company’s short-term investment policy is structured to provide an adequate level of liquidity with minimal credit risk in order to meet normal working capital needs and expansion of the loan portfolio. All short-term investments are classified as available for sale securities and recorded at fair value.

Notes Receivable and Income Recognition — The notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions and mortgage and finance companies. Such notes receivable were performing, non-performing or sub-performing at the time of purchase and were generally purchased at a discount from the principal balance remaining. Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. Notes purchased are stated net of purchase discount. The Company reviews its loan portfolios upon purchase of loan pools, at loan boarding, and on a frequent basis thereafter to determine an estimate of the allowance necessary to absorb probable loan losses in its portfolios. Management’s judgment in determining the adequacy of the allowance for loan losses is based on an evaluation of loans within its portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral when considered necessary.

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

Allowance for Loan Losses — The Company reviews its loan portfolios upon purchase of loan pools, at loan boarding, and on a frequent basis thereafter to determine an estimate of the allowance necessary to absorb probable loan losses in its portfolios. Management’s judgment in determining the adequacy of the allowance for loan losses is based on an evaluation of loans within its portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions,

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral when considered necessary. Management believes that the allowance for loan losses is adequate. The allowance for loan losses is a material estimate, which could change significantly in the near term. See Note 3 for accretable and nonaccretable discounts.

During the twelve months ended December 31, 2007, the U.S. housing and subprime mortgage markets experienced rapid and substantial deterioration. This deterioration gave rise to industry-wide increases in mortgage delinquencies reflecting the decline in collateral values and related declines in borrowers’ equity in their homes, particularly with respect to subprime loans originated throughout the mortgage industry during 2005, 2006 and the early months of 2007, which were characterized by collateral values established at the height of the U.S. real estate market and also, often, by lax underwriting standards. Additionally, during the quarter ended September 30, 2007, there was a significant tightening of new credit throughout the mortgage lending industry, particularly in the subprime segment of the industry, which increased the difficulty for borrowers with imperfect credit histories to refinance their mortgages. In light of these factors, and their impact on the Company’s portfolio, a substantial portion of which is comprised of second mortgages purchased from others during the past several years, the Company reassessed its allowance for loan losses as of September 30, 2007. This reassessment resulted in significantly increased estimates of inherent losses in the portfolios of purchased loans, particularly the purchased second-lien loans, and originated subprime loans, which resulted in an increase in the provision for loan losses of $264,882,469 during the year ended December 31, 2007, compared with a provision of $9,750,393 the year ended December 31, 2006. The allowance for loan losses at December 31, 2007 was $254,661,653, compared with $53,290,841 at December 31, 2006.

Effective January 1, 2005, and as a result of the adoption of SOP 03-3, additions to the allowance for loan losses relating to newly acquired loans reflect only those losses incurred by us subsequent to acquisition. The Company no longer increases the allowances through allocations from purchase discount for loans that meet the requirements of SOP 03-3.

Gain on Debt Forgiveness — During the year ended December 31, 2007, in connection with the settlement of obligations involving Huntington, the Company recognized a gain of $284.2 million under SFAS No. 15. SFAS No. 15. Paragraph 13 states: “A debtor that transfers its receivables from third parties, real estate, or other assets to a creditor to settle fully a payable shall recognize a gain on restructuring of payables. The gain shall be measured by the excess of (i) the carrying amount of the payable settled (the face amount increased or decreased by applicable accrued interest and applicable unamortized premium, discount, finance charges, or issue costs) over (ii) the fair value of the assets transferred to the creditor.”

The Company believes that the $300 million that the creditor forgave with no recourse, should be accounted for based on the above guidance and the gain of approximately $284.2 million recognized in the December 31, 2007 consolidated financial statements. Under SFAS No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” a troubled debt restructuring typically occurs when a debtor is experiencing financial difficulties, and as a result, a concession is granted by the creditor to the debtor. EITF 02-4 “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments in within the Scope of FASB Statement No. 15” provides additional guidance on whether the debtor is experiencing financial difficulties and whether or not a concession has been granted.

Paragraph 6 of EITF 02-4 provides a model to be applied by a debtor when determining whether a modification of debt is within the scope of SFAS 15. In part, it states that if: (a) the debtor is experiencing financial difficulties and (b) that the creditor granted a concession then the modification is within the scope of SFAS 15. The Company has determined that it has met the requirements SFAS 15 for this transaction.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on this guidance the carrying amount of the payables was determined by taking the face amount of the debt adjusted for the items noted above. All accrued interest on the term loans was paid through the date of the restructuring and the face amount of the loans was adjusted for the small debt discount and the deferred financing fees to determine the carrying amount for purposes of applying FAS 15 and EITF 96-19.

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

Other Real Estate Owned — Other real estate owned (“OREO”) consists of properties acquired through, or in lieu of, foreclosure or other proceedings and are held for sale and carried at the lower of cost or fair

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value less estimated costs to sell. Any write-down to fair value, less cost to sell, is charged to earnings based upon management’s continuing assessment of the fair value of the underlying collateral. OREO is evaluated periodically to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to sell. Revenue and expenses from the operation of OREO and changes in the valuation allowance are included in operations. Direct costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the property, while costs related to holding the property are expensed. Gains or losses are included in operations upon disposal of the property.

Derivatives — As part of our interest rate management process, we entered into interest rate cap agreements in 2006 and 2007. It is not our policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

Interest rate caps are recorded at fair value. The interest rate caps are not designated as hedging instruments for accounting purpose, unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

The Company follows the accounting required by Statement 133 Implementation Issue No. B36 (“B36”) for the bifurcation of an embedded derivative related to success fees currently and potentially payable to our principal lender following the repayment of notes payable. B36 requires the success fee to be bifurcated from the notes payable and recorded as an embedded derivative at fair value each reporting period. Fair value has been determined by discounting the estimated future success fee payments at an appropriate discount rate. See Note 5 for a description of success fees. The Company did not hold any other derivative financial instruments at December 31, 2007.

As notes payable are issued, the fair value of the embedded derivative related to success fees is recorded as a liability with an offset to debt discount. The debt discount is amortized to interest expense over the estimated repayment of the related notes payable. As discussed in Note 5, on December 1, 2006, the Company and its lender reached an agreement to eliminate the success fee.

Building, Furniture and Equipment — Building, furniture and equipment, including leasehold improvements, is recorded at cost net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Amortization of leasehold improvements is computed using the straight-line method over the lives of the related leases or useful lives of the related assets, whichever is shorter. Maintenance and repairs are expensed as incurred.

Deferred Financing Costs — Deferred financing costs, which include origination fees incurred in connection with obtaining term loan financing from our banks, are deferred and are amortized over the term of the related loan. See Note 5 for a description of origination fees.

Retirement Plan — The Company maintains a savings plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees are eligible to be a participant in the plan. The plan provides for voluntary contributions by participating employees in amounts up to 20% of their annual compensation, subject to certain limitations. Currently, the Company matches 50% up to a maximum of 3% of salary. The Company contributed $101,833, $111,192 and $109,882 in 2007, 2006 and 2005, respectively.

Income Taxes — Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach in accounting for income taxes. This method provides for deferred income tax assets or liabilities based on the temporary difference between the income tax basis of assets and liabilities and their carrying amount in the consolidated financial statements. Deferred tax assets

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of the changes.

Prepayment Penalties and Other Income — Prepayment penalties and other income consists of prepayment penalties, late charges, and other miscellaneous income. Such income is recognized on a cash basis.

Fair Value of Financial Instruments — SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

a.	Cash, Restricted Cash, Accrued Interest Receivables, Other Receivable and Accrued Interest Payable — The carrying values reported in the consolidated balance sheets are a reasonable estimate of fair value.

b.	Short-term Investments — These investments mature monthly; therefore, the carrying values reported in the consolidated balance sheets are a reasonable estimate of fair value.

c.	Notes Receivable — Fair value of the net note receivable portfolio is estimated by discounting the estimated future cash flows using the interest method. The fair value of notes receivable at December 31, 2007 and 2006 was equivalent to their carrying value of $1,048,072,698 and $1,109,191,446, respectively.

d.	Loans Held for Investment, Loans Held for Sale — The carrying values reported in the consolidated balance sheets are a reasonable estimate of fair value. The fair value of loans held for investment at December 31, 2007 and 2006 was equivalent to their carrying value of $477,704,144 and $422,682,795, respectively. The fair value of loans held for sale at December 31, 2006 was equivalent to their carrying value of $4,114,284. There were no loans held for sale at December 31, 2007.

e.	Short-term Borrowings — The interest rates on financing agreements and other short-term borrowings reset on a monthly basis; therefore, the carrying amounts of these liabilities approximate their fair value. The fair value at December 31, 2007 and 2006 was $1,033,073 and $55,962,315, respectively.

f.	Long-term Debt — The interest rate on the Company’s long-term debt (notes payable) is a variable rate that resets monthly; therefore, the carrying value reported in the balance sheet approximates fair value at $1,628,537,798 and $1,520,217,264 at December 31, 2007 and 2006, respectively.

Comprehensive Income — SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances, excluding those resulting from investments by and distributions to stockholders. The Company had no items of other comprehensive income; therefore, net income was the same as its comprehensive income for all periods presented.

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

The compensation cost recognized in income was $376,330 and $689,753 for the years ended December 31, 2007 and 2006, respectively.

Prior to January 1, 2006, our Stock Incentive Plan was accounted for under the recognition and measurement principles of APB Opinion 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards:

2005

Net income — as reported	$7,868,775
Stock-based compensation expense, actual(1)	411,566
Stock-based compensation expense determined under fair value method, net of related tax effects(2)	(868,411)

Net income — pro forma	$7,411,930

Earnings per share:
Basic — as reported	$1.19
Basic — pro forma	$1.12
Diluted — as reported	$1.09
Diluted — pro forma	$1.03

(1)	The stock-based compensation cost, net of related tax effects, included in the determination of net income — as reported.

(2)	The stock-based compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its existing financial instruments on the effective date and has not determined whether or not we will elect this option for any eligible financial instruments that we acquire in the future.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions, requiring recognition in our financial statements. Our evaluation was performed for the tax years ended 2003 through 2006, which remain open to examination by major tax jurisdictions to which we are subject as of December 31, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Should we receive an assessment for interest and/or penalties, it would be classified in the financial statements as collection, general and administrative expenses.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	NOTES RECEIVABLE, LOANS HELD FOR INVESTMENT AND LOANS HELD FOR SALE, PURCHASE DISCOUNT AND ALLOWANCE FOR LOAN LOSSES

Notes receivable consist principally of residential one-to-four family mortgage loans as of December 31, 2007 and 2006 secured as follows:

	2007	2006

Real estate secured	$1,245,386,489	$1,134,576,390
Manufactured and mobile homes	17,648,364	21,093,954
Unsecured	26,515,432	18,369,223

	1,289,550,285	1,174,039,567
Less:
Purchase discount	(10,667,649)	(12,423,746)
Allowance for loan losses	(230,809,938)	(52,424,375)

Balance	$1,048,072,698	$1,109,191,446

Originated loans held for sale of $0 and $4,114,284 as of December 31, 2007 and 2006, respectively, represent residential one-to-four family (real estate secured) mortgage loans originated by the Company.

Originated loans held for investment represent residential one-to-four family real estate mortgage loans as of December 31, 2007 and 2006 secured as follows:

	2007	2006

Real estate secured	$504,852,283	$408,682,923
Consumer unsecured	168,686	122,396
Manufactured homes	83,340	83,727

	505,104,309	408,889,046	*
Less:
Net deferred costs and fees	(3,548,450)	(2,343,425)
Allowance for loan losses	(23,851,715)	(866,466)

Balance	$477,704,144	$405,679,155	*

*	Excludes $17.0 million of loans, net of fees, sold to investors, which the Company committed to repurchase, that are included on the face of the balance sheet at December 31, 2006.

The Company originated $291.6 million and $355 million in loans held for investment during the years ended December 31, 2007 and 2006, respectively. During 2007, due to significant capital market disruptions that took place during the latter part of 2007, $4,409,835 of “Alt-A” loans originated for sale were transferred to loans held for investment, net of a lower of cost or market adjustment.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, contractual maturities of notes receivable and originated loans held for investment, net of the allowance for loan losses and nonaccretable discount, were as follows:

		Loans Held
Year Ending December 31,	Notes Receivable	for Investment

2008	$15,077,799	$3,194,932
2009	16,017,728	3,421,616
2010	17,231,815	3,602,746
2011	18,009,074	3,802,392
2012	18,529,740	20,833,588
Thereafter	1,000,381,594	442,848,870

	$1,085,247,750	$477,704,144

It is the Company’s experience that a portion of the notes receivable and loans held for investment portfolio may be refinanced or repaid before contractual maturity dates. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections. During the years ended December 31, 2007, 2006 and 2005, cash collections of principal amounts totaled approximately $334 million, $515 million and $375 million, respectively, and the ratios of these cash collections to average principal balances were approximately 19%, 34% and 30%, respectively.

Changes in the allowance for loan losses on notes receivable for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Balance, beginning	$52,424,375	$67,276,155	$89,628,299
Provision for loan losses	239,437,979	9,545,884	3,677,727
Loans transferred to OREO	(7,751,432)	(12,421,404)	(10,233,830)
Loans charged off	(53,116,363)	(12,349,469)	(13,345,238)
Other, net	(184,621)	(373,209)	(2,450,803)

Balance, ending	$230,809,938	$52,424,375	$67,276,155

Changes in the allowance for loan losses on loans held for sale and loans held for investment for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Balance, beginning	$866,466	$1,078,162	$330,874
Provision for loan losses	24,685,293	(24,612)	874,385
Loans transferred to OREO	(1,475,403)	(33,848)	(104,889)
Loans charged off	(224,641)	(177,848)	(22,208)

Balance, ending	$23,851,715	$866,466	$1,078,162

Write-downs for declines in the estimated net realizable value of OREO resulted in a provision for loan losses in the amount of $10,509,590, $4,751,175 and $166,638 during 2007, 2006 and 2005, respectively.

At December 31, 2007, 2006 and 2005, principal amounts of notes receivable included approximately $330 million, $251 million and $245 million, respectively, of notes for which there was no accrual of interest

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income. The following information relates to impaired notes receivable, which include all such notes receivable as of and for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Total impaired notes receivable	$330,212,508	$251,210,748	$244,986,933

Allowance for loan losses related to impaired notes receivable	$100,842,743	$44,679,113	$43,691,572

Interest income recognized	$16,081,404	$14,225,184	$18,467,499

Average balance of impaired notes receivable during the year	$290,711,628	$248,098,840	$275,913,834

At December 31, 2007, 2006 and 2005, the principal amount of loans held for investment included loans on non-accrual status of approximately $182 million, $110 million and $56 million, respectively.

	2007	2006	2005

Total impaired loans held for investment	$182,005,404	$110,107,533	$55,867,250

Allowance for loan losses related to loans held for investment	$9,593,929	$866,466	$1,075,053

Interest income recognized	$4,944,849	$1,792,406	$1,212,187

Average balance of impaired loans held for investment during the year	$146,056,479	$93,455,505	$29,847,307

In the normal course of business, the Company restructures or modifies terms of certain loans to enhance the collectibility of such loans.

As of December 31, 2007 and December 31, 2006, the unpaid principal balance of mortgage loans being serviced by the Company for others was $420,152 and $457,944, respectively. Mortgage loans serviced for others are not included on the Company’s consolidated balance sheets.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth certain information relating to the activity in the accretable and nonaccretable discounts for principal, which are shown as a component of notes receivable principal on the balance sheet, in accordance with SOP 03-3 for the period indicated:

	2007	2006	2005

Accretable Discount
Balance, beginning of period	$12,842,755	$11,360,617	$—
New acquisitions	29,080	2,549,873	11,342,596
Accretion	(2,963,195)	(3,938,378)	(1,587,094)
Transfers from nonaccretable	17,158,157	2,883,125	1,912,245
Net reductions relating to loans sold	(558,022)	(93,020)	(163,857)
Net reductions relating to loans repurchased	—	(34,164)	(54,782)
Other activity	(1,372)	114,702	(88,491)

Balance, end of period	$26,507,403	$12,842,755	$11,360,617

Nonaccretable Discount
Balance, beginning of period	$60,531,503	$23,981,013	$—
New acquisitions	88,011,140	46,883,365	26,671,609
Transfers to accretable	(17,158,157)	(2,883,125)	(1,912,245)
Net reductions relating to loans sold	(227,821)	(85,881)	(71,047)
Net reductions relating to loans repurchased	(1,182,727)	(284,999)	(47,133)
Net reductions relating to loans charged off	(22,484,795)	(3,319,554)	(159,436)
Loans transferred to OREO, other	(5,347,263)	(3,759,316)	(500,735)

Balance, end of period	$102,141,880	$60,531,503	$23,981,013

The Company purchased $528.7 million of loans subject to SOP 03-3 during 2007. The outstanding balance of notes receivable subject to SOP 03-3 at December 31, 2007 was $1.14 billion. The allowance for loan losses related to loans subject to SOP 03-3 was $167.5 million at December 31, 2007 and $1.2 million at December 31, 2006. The allowance was increased during 2007 by a charge to provision for loan losses in the amount of $169.2 million.

During 2007, the U.S. housing and subprime mortgage markets experienced rapid and substantial deterioration. This deterioration gave rise to industry-wide increases in mortgage delinquencies reflecting the decline in collateral values and related declines in borrowers’ equity in their homes, particularly with respect to subprime loans originated throughout the mortgage industry during 2005, 2006 and the early months of 2007, which were characterized by collateral values established at the height of the U.S. real estate market and also, often, by lax underwriting standards. Additionally, during the summer of 2007, there was a significant tightening of new credit throughout the mortgage lending industry, particularly in the subprime segment of the industry, which increased the difficulty for borrowers with imperfect credit histories to refinance their mortgages. In light of these factors, and their impact on the Company’s loan portfolios, a substantial portion of which is comprised of second mortgages purchased from others during the past several years, the Company reassessed its allowance for loan losses as of September 30, 2007. This reassessment resulted in significantly increased estimates of inherent losses in the portfolios of purchased loans, particularly the purchased second-lien loans, and originated subprime loans, which resulted in a provision of $262.7 million in the quarter ended September 30, 2007. The provision for 2007 was $274.6 million.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	BUILDING, FURNITURE AND EQUIPMENT

At December 31, 2007 and 2006, building, furniture and equipment consisted of the following:

	2007	2006

Building and improvements	$2,309,954	$2,988,787
Furniture and equipment	3,605,390	4,695,623

	5,915,344	7,684,410
Less accumulated depreciation	(2,552,038)	(3,968,502)

	$3,363,306	$3,715,908

5.	NOTES PAYABLE

On December 28, 2007, Franklin entered into a series of agreements (the “Forbearance Agreements”) with The Huntington National Bank, successor by merger in July 2007 to Sky Bank (Sky Bank, prior to the merger, and Huntington, thereafter, are referred to as the “bank”), whereby the bank agreed to restructure approximately $1.93 billion of the Company’s indebtedness to it and its participant banks, forgave $300 million of such indebtedness for a restructuring fee of $12 million paid to the bank, and waived certain existing defaults (the “Restructuring”). In November 2007, Franklin ceased to acquire or originate loans and, under the terms of the Forbearance Agreements, the Company is expressly prohibited from acquiring or originating loans.

As of December 31, 2007, we had total borrowings of $1.63 billion, of which $1.54 billion was subject to the Forbearance Agreements and $89.4 million remained under our credit facilities. Substantially all of the debt under these facilities was incurred in connection with the purchase and origination of, and is secured by, our acquired notes, originated loans held for investment and OREO portfolios. At December 31, 2007, the interest rates on our notes payable (term debt) were as follows:

	In Accordance with the	Under the Terms of Credit
	Terms of the Forbearance	Agreements Excluded
	Agreements Effective	from the
	December 28, 2007	Forbearance Agreements

FHLB 30-day LIBOR advance rate plus 2.35%	$—	$18,409,572
FHLB 30-day LIBOR advance rate plus 2.50%	—	70,962,844
LIBOR plus 2.25%	1,000,000,000	—
LIBOR plus 2.75%	414,397,747	—
10.00% (fixed)	125,000,000	—

	$1,539,397,747	$89,372,416

At December 31, 2007 and 2006, the weighted average interest rate on our term debt was 7.46% and 7.99%, respectively.

Aggregate contractual maturities of all notes payable at December 31, 2007 are as follows:

2008	$63,879,379
2009	1,564,890,784

$1,628,770,163

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Forbearance Agreements with Lead Lending Bank

On December 28, 2007, the Company entered into a series of agreements with the bank, pursuant to which the bank agreed to forbear with respect to certain defaults of the Company relating to the Company’s indebtedness to the bank and restructure approximately $1.93 billion of such indebtedness to the bank and its participant banks. The Forbearance Agreements mature on May 15, 2009.

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

At December 31, 2007, the BOS Loan was not included in the Forbearance Agreements between the Company and the bank. The existing BOS facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants that require Tribeca and its subsidiaries, together, to maintain a minimum net worth of at least $3.5 million and rolling four-quarter pre-tax net income of $750,000. The facility contains events of default customary for facilities of this type. At December 31, 2007, Tribeca was not in compliance with these and other covenants and has not received a waiver of noncompliance. Any unwaived or uncured breach of these covenants could, subject to notice and opportunity to cure where provided for in the applicable credit agreements, cause an acceleration of the outstanding BOS Loan and result in cross-default and possible acceleration of the indebtedness owed to the bank under the Forbearance Agreements. See Note 14 for a description of the amendment to the Forbearance Agreements.

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

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The interest rate under the terms of the Forbearance Agreements that is the basis, or index, for the Company’s interest cost is the one-month London Interbank Offered Rate (“LIBOR”) plus applicable margins.

The following table compares the approximate weighted average interest rate of the Company’s indebtedness immediately prior to and following the Restructuring.

	Total Outstanding
	Principal Amount	Weighted Average
	(Franklin Credit and Tribeca)(1)	Applicable Interest Rate

Immediately after restructuring	$1.63 billion	7.49%
Immediately prior to restructuring	$1.93 billion	7.71%

(1)	Includes the Unrestructured Debt.

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

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Master Credit Facilities — Term Loans

The summary that follows describes the terms of the Company’s Master Credit Facilities in effect prior to entering into the Forbearance Agreements on December 28, 2007 described above, which substantially modified such facilities, except for the Unrestructured Debt.

General.  In October 2004, the Company, and its finance subsidiaries, excluding Tribeca, entered into a master credit and security agreement (the “Franklin Master Credit Facility”) with Huntington National Bank, an Ohio banking corporation, which we refer to as our lender or Huntington. Under this master credit facility, we requested term loans to finance the purchase of residential mortgage loans or refinance existing outstanding loans under this facility. The facility did not include a commitment to additional lendings or a commitment to refinance existing outstanding term loans when they matured, which were therefore subject to our lender’s discretion as well as any regulatory limitations to which our lender was subject. At December 31, 2007, $44.5 million remained outstanding under this facility (a portion of the Unrestructured Debt), and the interest rate continues to be based on the Federal Home Loan Bank of Cincinnati 30-day advance rate plus margins of 2.35% and 2.50%.

In February 2006, Tribeca and certain of its subsidiaries entered into the Tribeca Master Credit Facility with Huntington, pursuant to which certain Tribeca subsidiaries borrowed term loans to finance their origination of loans Tribeca previously financed under its warehouse line of credit with Huntington and consolidate and refinance prior term loans made by Huntington to such subsidiaries. The facility did not include a commitment for additional lendings or a commitment to refinance existing outstanding term loans when they matured, which were subject to our lender’s discretion, as well as any regulatory limitations to which Huntington was subject. At December 31, 2007, $0 remained outstanding under this facility.

Interest Rates and Fees.  Interest on the term loans, up to December 28, 2007, was payable monthly at a floating rate equal to the highest Federal Home Loan Bank of Cincinnati 30-day advance rate as published

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

daily by Bloomberg under the symbol FHL5LBRI, or the “30-day advance rate,” plus the applicable margin in effect prior to August 2006 as follows:

For Loans Funded
	Prior to July 1,	On or After July 1,
	2005	2005

If the 30-day advance rate was	the applicable margin was	the applicable margin was
Less than 2.26%	350 basis points	300 basis points
2.26 to 4.50%	325 basis points	275 basis points
Greater than 4.50%	300 basis points	250 basis points

Elimination of Success Fees

In June 2006, the Company received from Sky Bank a letter (the “June Modification Letter”) modifying the Franklin Master Credit Facility between the Company and all of its subsidiaries other than Tribeca and the Tribeca Master Credit and Security Agreement among Tribeca, Sky Bank and certain subsidiaries of Tribeca. Pursuant to the June Modification Letter, Franklin and Tribeca were no longer required to pay Sky Bank a success fee upon the successful payoff of term loans made on or after June 26, 2006 under the master credit facilities.

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

If the 30-day advance rate was	the applicable margin was
Less than 2.26%	300 basis points
2.26 to 4.50%	260 basis points
Greater than 4.50%	235 basis points

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the interest rate payable to Huntington National Bank on term loans funded under the Franklin Master Credit Facility after November 14, 2006 in respect of purchases of first mortgages by the Company was the 30-day advance rate, plus the applicable margin as follows:

If the 30-day advance rate was	the applicable margin was
Less than 2.26%	300 basis points
2.26 to 4.50%	225 basis points
Greater than 4.50%	200 basis points

As a result of these modifications, effective January 1, 2007, and up to December 28, 2007, the interest rate on term borrowings under our Master Credit Facilities was based on a floating rate equal to the 30-day advance rate, plus the applicable margin as follows:

For Loans Funded
Prior to November 15, 2006		On or After November 15, 2006
		Purchase of First	Tribeca Originated Loans/
		Mortgages	Second Mortgage Purchases

If the 30-day advance rate was	the applicable margin was	the applicable margin was	the applicable margin was
Less than 2.26%	300 basis points	300 basis points	300 basis points
2.26 to 4.50%	275 basis points	225 basis points	260 basis points
Greater than 4.50%	250 basis points	200 basis points	235 basis points

Upon each closing of a loan after June 23, 2006, we were required to pay an origination fee equal to 0.50% of the amount of the loan unless otherwise agreed to by our lender. For loans funded between July 1, 2005 and June 23, 2006, under the Franklin Master Credit Facility, the origination fee paid was 0.75% of the amount of the loan (0.50% for loans funded under the Tribeca Master Credit Facility), and for loans funded prior to July 1, 2005, the origination fee paid was 1% of the amount of the loan unless otherwise agreed to by our lender.

Principal; Prepayments; Termination of Commitments.  The unpaid principal balance of each loan was amortized over a period of twenty years, but matures three years after the date the loan was made. Historically, our lender had agreed to extend the maturities of such loans for additional three-year terms upon their maturity. We were required to make monthly payments of the principal on each of our outstanding loans.

In the event there was a material and adverse breach of the representations and warranties with respect to a pledged mortgage loan that was not cured within 30 days after notice by our lender, we would have been required to repay the loan with respect to such pledged mortgage loan in an amount equal to the price at which such mortgage loan could readily be sold (as determined by our lender).

Covenants; Events of Default.  The Master Credit Facilities contain affirmative, negative and financial covenants customary for financings of this type, including, among other things, a covenant under the Franklin Master Credit Facility that we and our subsidiaries together maintain a minimum net worth of at least $10 million; and, a covenant under the Tribeca Master Credit Facility that Tribeca and its subsidiaries, together, maintain a minimum net worth of at least $3.5 million and rolling four-quarter pre-tax net income of at least $750,000. These master credit facilities contain events of default customary for facilities of this type (with customary grace and cure periods, as applicable). Pursuant to the Restructuring, the bank waived certain existing defaults under the Company’s master credit facilities for both Franklin and Tribeca.

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

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The unpaid principal balance of the BOS Loan is amortized over a period of 20 years, but matures in March 2009. The Tribeca Subsidiary Borrower is required to make monthly amortization payments and payments of interest on the BOS Loan. The facility does not include a commitment to additional lendings or a commitment to refinance the remaining outstanding balance of the loan when it matures. The outstanding balance of the BOS Loan was $44.8 million (a portion of the Unrestructured Debt) at December 31, 2007.

The facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants that require Tribeca and its subsidiaries, together, to maintain a minimum net worth of at least $3.5 million and rolling four-quarter pre-tax net income of $750,000. The facility contains events of default customary for facilities of this type. At December 31, 2007, Tribeca was not in compliance with these and other covenants and has not received a waiver of noncompliance. Any unwaived or uncured breach of these covenants could, subject to notice and opportunity to cure where provided for in the applicable credit agreements, cause an acceleration of the outstanding BOS Loan and result in cross-default and possible acceleration of the indebtedness owed to the bank under the Forbearance Agreements. See Note 14 for a description of the amendment to the Forbearance Agreements.

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

6.	FINANCING AGREEMENTS

The summary that follows describes the terms of the Company’s financing agreements in effect prior to entering into the Forbearance Agreements on December 28, 2007 described above, which substantially modified such agreements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and Tribeca have the following financing agreements:

Warehousing Credit and Security Agreement

In October 2005, Tribeca entered into a Warehousing Credit and Security Agreement (the “Tribeca Warehouse Facility”) with our lender, which modified previous warehouse lending agreements. In April 2006, our lender increased the commitment to $60 million. Interest on advances was payable monthly at a rate per annum equal to the greater of (i) a floating rate equal to the Wall Street Journal Prime Rate minus 50 basis points or (ii) 5%.

The Tribeca Warehouse Facility was secured by a lien on all of the mortgage loans delivered to our lender or in respect of which an advance has been made as well as by all mortgage insurance and commitments issued by insurers to insure or guarantee pledged mortgage loans. Tribeca also assigned all of its rights under third-party purchase commitments covering pledged mortgages and the proceeds of such commitments and its rights with respect to investors in the pledged mortgages to the extent such rights were related to pledged mortgages. In addition, we provided a guaranty of Tribeca’s obligations under the Tribeca Warehouse Facility, which was secured by substantially all of Tribeca’s personal property. As of December 28, 2007, this facility was terminated.

Flow Warehousing Credit and Security Agreement

In August 2006, we entered into a new $40 million Flow Warehousing Credit and Security Agreement (the “Flow Warehouse Facility”) for a term of one year with our lender to accumulate loans acquired by the Company on a flow basis prior to consolidating such loans into term debt. This warehouse facility was renewed in August 2007 by Huntington for $20 million and for a term of one year. As of December 28, 2007, this facility was terminated.

Interest on advances was payable monthly at a rate per annum equal to a floating rate equal to the Wall Street Journal Prime Rate minus 50 basis points.

The Flow Warehouse Facility was secured by a lien on all of the mortgage loans delivered to our lender or in respect of which an advance has been made as well as by all mortgage insurance and commitments issued by insurers to insure or guarantee pledged mortgage loans. The Company also assigned all of its rights under third-party purchase commitments covering pledged mortgages and the proceeds of such commitments and its rights with respect to investors in the pledged mortgages to the extent such rights were related to pledged mortgages. In addition, we provided a guaranty of the Company’s obligations under the Flow Warehouse Facility, which was secured by substantially all our personal property.

Other Credit Facilities

The Company and the bank have entered into a credit facility, which provides the Company with the ability to borrow a maximum of $4 million at a rate equal to the Bank’s prime rate less 50 basis points per annum. The credit facility may be utilized to pay real estate taxes or to purchase the underlying collateral of certain nonperforming real estate secured loans. Principal repayment of each respective advance is due six months from the date of such advance and interest is payable monthly. Prior to March 2005, this credit facility provided a maximum loan amount of $2.5 million at a rate equal to the Bank’s prime rate plus 200 basis points per annum. Effective in October 2006, the rate was changed to the Bank’s prime rate less 50 basis points per annum. Effective December 28, 2007, the line of credit is provided for by the terms of the Forbearance Agreements and was increased to $5 million. As of December 31, 2007 and 2006, $1,033,073 and $1,289,155, respectively, were outstanding on this credit facility. The credit facility is secured by a first priority security interest in the respective notes receivable, any purchased real estate, payments received under the notes receivable, and collateral securing the notes of certain loan portfolios.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had a line of credit with another bank, which provided the Company with an unsecured line of credit to borrow a maximum of $150,000 at a rate equal to such bank’s prime rate plus 1% per annum. As of December 31, 2007, the amount outstanding was $0 and the line of credit had been closed. At December 31, 2006, $36,726 was outstanding on this line of credit.

7.	INCOME TAXES

Components of the (benefit)/provision for income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Current provision:
Federal	$(4,432,111)	$(4,302,164)	$4,473,969
State and local	129,092	105,650	1,266,541

	(4,303,019)	(4,196,514)	5,740,510

Deferred provision:
Federal	2,863,018	2,644,845	633,188
State and local	248,958	223,168	199,003

	3,111,976	2,868,013	832,191

(Benefit)/provision	$(1,191,043)	$(1,328,501)	$6,572,701

A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate to income before income tax expense) to the provision for income taxes in the accompanying consolidated statements of income for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Tax determined by applying U.S. statutory rate to income	$(3,342,216)	$(1,050,443)	$5,054,517
Increase in taxes resulting from:
State and local taxes, net of Federal benefit	(3,189,085)	(338,026)	1,465,544
Increase in valuation allowance	4,097,377	—	—
Change in federal tax estimate	1,189,364	—	—
Meals and entertainment	53,517	59,968	52,640

	$(1,191,043)	$(1,328,501)	$6,572,701

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that gave rise to deferred income tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	2007	2006

Deferred tax liabilities:
Purchase discount	$—	$2,714,886
Deferred loan costs	3,071,877	2,948,508
Restricted stock	154,763	338,615
Loans to subsidiary companies	6,629,226	—
Other real estate owned	5,466,208	—
Prepaid expenses, other assets	1,711,255	—
Other	216,479	217,922

Deferred tax liabilities	$17,249,808	$6,219,931

Deferred tax assets:
Loan basis	$8,699,723	$—
Acquisition costs	941,923	1,179,281
State net operating loss carryforwards	4,217,431	612,045
Deferred costs	5,671,325	—
Federal net operating loss carryforwards	558,491	—
Other	714,785	773,122

Deferred tax assets	$20,803,678	$2,564,448

Valuation allowance	(4,097,377)	—

Net deferred tax liability	$543,507	$3,655,483

The Company has recorded a valuation allowance of $4.1 million, as the Company has determined that it is more likely than not that all of the deferred tax assets will not be fully realizable.

As of December 31, 2007, the Company had tax net operating loss carryforwards with various states totaling approximately $71.0 million. As of December 31, 2007, the company had federal tax net operating loss carryforwards of approximately $1.6 million. The net operating loss carryforwards expire in various years beginning in 2014 through 2027.

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

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model. The table below presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model for the years ended December 31, 2007, 2006 and 2005. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses historical data to estimate stock option exercise. The expected term of stock options granted is derived from the output of the model and represents the period of time that stock options granted are expected to be outstanding. The estimates of fair value from these models are theoretical values for stock options and changes in the assumptions used in the models could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Company’s common stock when the stock options are exercised.

	2007	2006	2005

Risk-free interest rate	5%	4%	4%
Weighted average volatility	95%	48%	109%
Expected term (years)	6	6	6

Transactions in stock options for the years ended December 31, 2007, 2006 and 2005 under the plan are summarized as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price

Outstanding options, beginning	355,000	$3.38	667,500	$2.88	811,000	$1.04
Options granted	15,000	$4.98	15,000	$7.73	106,500	$13.57
Options cancelled	—	$—	(42,500)	$12.32	(29,000)	$5.34
Options exercised	—	$—	(285,000)	$1.11	(221,000)	$1.02

Outstanding options, end	370,000	$3.44	355,000	$3.38	667,500	$2.88

The weighted average remaining contractual term and aggregate intrinsic value of options outstanding and exercisable was 4.82 years and $23,400, as of December 31, 2007.

During 2007, 2006 and 2005, there were 15,000, 15,000 and 106,500 options granted, respectively.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has the following options outstanding at December 31, 2007:

	Number	Number
	Outstanding	Exercisable

Range of exercise price of options:
$0.75	234,000	234,000
$0.85	10,000	10,000
$1.04	6,000	6,000
$2.25	15,000	15,000
$3.55	15,000	15,000
$4.98	15,000	15,000
$7.73	15,000	15,000
$12.85	21,000	21,000
$13.75	39,000	39,000

TOTAL OPTIONS	370,000	370,000

Weighted average exercise price	$3.44	$3.44

As of December 31, 2007, all compensation cost related to the Company’s stock option awards had been recognized.

At December 31, 2007, the Company had 10,000 warrants outstanding at an exercise price of $5.00. There were no warrants exercised during 2007.

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

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s restricted stock awards as of December 31, 2007, 2006 and 2005 and changes during the period then ended is presented below:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
Restricted Stock	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Outstanding unvested grants, beginning	95,000	$8.36	27,000	$12.92	90,000	$11.00
Granted	—	$—	122,000	$7.82	31,000	$12.92
Vested	(30,000)	$8.63	(46,000)	$8.79	(54,000)	$11.14
Canceled	—	$—	(8,000)	$13.00	(40,000)	$11.00

Outstanding unvested grants, end	65,000	$8.24	95,000	$8.36	27,000	$12.92

During 2007, the total fair value of the Company’s restricted stock that vested during 2007 was $260,586.

As of December 31, 2007, there was $481,806 of unrecognized compensation cost related to the Company’s restricted stock awards, which will be recognized over a weighted average period of 2.25 years.

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

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

	2007	2006	2005

REVENUES:
Interest income	$115,545,302	$100,637,297	$74,715,325
Purchase discount earned	4,825,085	8,687,694	10,754,979
Gain on sale of notes receivable	32,417	163,911	1,310,887
Gain on sale of other real estate owned	357,306	1,744,833	1,724,170
Other	5,230,508	5,644,614	5,528,263

Total revenues	125,990,618	116,878,349	94,033,624

OPERATING EXPENSES:
Interest expense	104,833,997	79,112,779	51,602,872
Collection, general and administrative	29,819,621	32,568,097	25,824,139
Provision for loan losses	248,371,548	9,545,885	3,740,738
Amortization of deferred financing costs	1,680,453	2,598,704	2,982,031
Depreciation	908,829	872,940	856,234

Total operating expenses	385,614,448	124,698,405	85,006,014

(LOSS)/INCOME BEFORE EXTRAORDINARY ITEM	$(259,623,830)	$(7,820,056)	$9,027,610
Gain on debt forgiveness	284,246,320	—	—

(LOSS)/INCOME BEFORE PROVISION FOR INCOME TAXES	24,622,490	$(7,820,056)	$9,027,610

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MORTGAGE BANKING

	2007	2006	2005

REVENUES:
Interest income	$40,377,472	$41,219,970	$24,331,218
Purchase discount earned	131,729	237,144	459,742
Gain on sale of notes receivable	(1,299)	—	—
(Loss)/gain on sale of originated loans	(305,446)	1,871,633	1,276,566
Gain on sale of other real estate owned	390,781	173,989	34,181
Other	2,678,334	3,372,000	1,263,883

Total revenues	43,271,571	46,874,736	27,365,590

OPERATING EXPENSES:
Interest expense	38,419,580	33,960,553	16,727,093
Collection, general and administrative	11,621,591	5,718,053	2,875,994
Provision for loan losses	26,261,314	204,508	1,004,388
Amortization of deferred financing costs	917,403	1,970,040	1,123,187
Depreciation	504,220	291,065	221,062

Total operating expenses	77,724,108	42,144,219	21,951,724

(LOSS)/INCOME BEFORE PROVISION FOR INCOME TAXES	$(34,452,537)	$4,730,517	$5,413,866

OTHER SELECTED SEGMENT RESULTS
CONSOLIDATED ASSETS:
Portfolio asset acquisition and resolution	$1,149,317,726	$1,207,914,463	$927,465,879
Mortgage banking	543,195,476	460,443,536	405,326,813

Consolidated assets	$1,692,513,202	$1,668,357,999	$1,332,792,692

TOTAL ADDITIONS TO BUILDING, FURNITURE AND EQUIPMENT:
Portfolio asset acquisition and resolution	$274,527	$539,180	$3,291,282
Mortgage banking	785,920	311,252	525,053

Consolidated additions to building, furniture and equipment	$1,060,447	$850,432	$3,816,335

CONSOLIDATED REVENUE:
Portfolio asset acquisition and resolution	$125,990,618	$116,878,349	$94,033,624
Mortgage banking	43,271,571	46,874,736	27,365,590

Consolidated revenue	$169,262,189	$163,753,085	$121,399,214

CONSOLIDATED NET (LOSS)/INCOME:
Portfolio asset acquisition and resolution	$12,234,119	$(4,457,433)	$4,889,417
Mortgage banking	(20,873,123)	2,696,395	2,979,358

Consolidated net (loss)/income	$(8,639,004)	$(1,761,038)	$7,868,775

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	CERTAIN CONCENTRATIONS

The following table summarizes percentages of total principal balances by the geographic location of properties securing the loans in our portfolios of notes receivable, loans held for investment and loans held for sale at December 31, 2007 and December 31, 2006:

	December 31,
Location	2007	2006

California	13.76%	12.61%
New York	10.98%	11.01%
New Jersey	9.68%	9.43%
Florida	8.71%	6.92%
Texas	4.67%	4.82%
Pennsylvania	4.53%	4.54%
Ohio	3.40%	4.31%
Illinois	3.27%	3.71%
Maryland	3.15%	3.00%
Michigan	2.99%	3.15%
All Others	34.86%	36.50%

	100.00%	100.00%

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

During 2007, the U.S. housing and subprime mortgage markets experienced rapid and substantial deterioration. This deterioration gave rise to industry-wide increases in mortgage delinquencies reflecting the decline in collateral values and related declines in borrowers’ equity in their homes, particularly with respect to subprime loans originated throughout the mortgage industry during 2005, 2006 and the early months of 2007, which were characterized by collateral values established at the height of the U.S. real estate market and also, often, by lax underwriting standards. Additionally, during the summer of 2007, there was a significant tightening of new credit throughout the mortgage lending industry, particularly in the subprime segment of the industry, which increased the difficulty for borrowers with imperfect credit histories to refinance their mortgages. In light of these factors, and their impact on the Company’s loan portfolios, a substantial portion of which is comprised of second mortgages purchased from others during the past several years, the Company reassessed its allowance for loan losses as of September 30, 2007. This reassessment resulted in significantly increased estimates of inherent losses in the portfolios of purchased loans, particularly the purchased second-lien loans, and originated subprime loans, which resulted in a provision of $262.7 million in the quarter ended September 30, 2007.

Financing — Substantially all of the Company’s existing debt is with one financial institution.

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases — During 2005, the Company entered into two operating lease agreements for corporate office space, which contain provisions for future rent increases, rent-free periods, or periods in which rent payments are reduced (abated). The total amount of rental payments due over the lease term is being

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Accrued expenses,” which is included in “Accounts payable and accrued expenses” on the balance sheets. Rent expenses for 2007, 2006 and 2005 were $1,372,442, $1,029,781 and, $1,696,089 (inclusive of $718,041 of lease termination costs), respectively.

The combined future minimum lease payments as of December 31, 2007 are as follows:

Year Ended	Amount

2008	$1,583,092
2009	1,581,345
2010	1,576,331
2011	1,612,197
2012	1,597,107
Thereafter	1,597,107

$9,547,179

Substantially all of the Company’s office equipment is leased under multiple operating leases. The combined future minimum lease payments as of December 31, 2007 are as follows:

Year Ended	Amount

2008	$208,163
2009	127,109
2010	21,774

$357,046

Capital Leases — The Company entered into a lease for office furniture for its new corporate office in Jersey City under an agreement that is classified as a capital lease. The cost of the furniture under this capital lease is included on the balance sheets as “Building, furniture and equipment” and was $916,890 at December 31, 2007. Accumulated amortization of the leased furniture at December 31, 2007 was $443,164. Amortization of assets under capital leases is included in depreciation expense.

The combined future minimum lease payments required under the capital lease as of December 31, 2007 are as follows:

Year Ended	Amount

2008	$220,635
2009	220,635
2010	128,671

569,941
Less amounts representing interest	(72,912)

$497,029

Legal Actions — The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s financial statements.

Certain whole-loan sale contracts include provisions requiring the Company to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan after the date of sale. In addition, the purchaser may require that the Company refund a portion of the premium paid on the sale of

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mortgage loans if a loan is prepaid in full within a certain amount of time from the date of sale. The Company records a provision for estimated repurchases and premium recapture on loans sold, which is charged to gain on sale of loans.

At December 31, 2007, the Company did not have any remaining potential repurchase obligations.

12.	RELATED PARTY TRANSACTIONS

The Company subleased approximately 2,500 square feet of office space on the 5th floor at Six Harrison Street in New York, New York, from RMTS Associates, LLC, of which Thomas J. Axon, the Company’s Chairman and President, owns 80%. Pursuant to the lease, the Company paid RMTS rent of approximately $48,200 in 2005. This lease was terminated on August 31, 2005.

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

The Company leased approximately a total of 7,400 square feet of office space at 185 Franklin Street in New York, New York from 185 Franklin Street Development Associates, a limited partnership, of which 185 Franklin Street Development Corp., which is wholly-owned by Mr. Axon, is the general partner. Pursuant to the sublease, the Company paid 185 Franklin Street Development Associates rent of $19,500 per month in 2005. These leases were also terminated on August 31, 2005.

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

On February 13, 2006, Tribeca entered into a lease agreement with 18 Harrison Development Associates, an entity controlled by Thomas J. Axon, to lease approximately 950 square feet on the 5th floor at 18 Harrison Street, New York, New York for use as additional office space. The term of the lease was through February 12, 2007, at approximately $4,880 per month, and the option to extend the lease for an additional period of one year at a rate of approximately $5,124 per month was exercised. The lease was extended in February 2007, and expired unrenewed in February 2008.

During 2006, the Company entered into a month-to-month agreement with its Chairman and President, Thomas J. Axon, for use of a condominium apartment unit at 300 Albany Street in New York, New York for corporate housing. The Company paid $18,000 and $27,000 under this agreement, respectively, in 2007 and 2006.

At December 31, 2007 and 2006, respectively, the Company had an outstanding receivable from an affiliate, RMTS Associates of $6,152 and $234,069. This receivable represents various operating expenses that are paid by the Company and then reimbursed by RMTS. In 2007, the Company wrote off $204,634 of aged

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivables from RMTS Associates due to non-payment. Discussions with RMTS are continuing regarding the actual amounts to which the Company is entitled to be reimbursed for the receivables in dispute.

13.	QUARTERLY FINANCIAL INFORMATION (Unaudited)

Consolidated Statements of Income

	2007 Quarters
	Fourth	Third	Second	First

Revenues:
Interest income	$34,932,469	$38,692,713	$43,393,657	$38,903,935
Purchase discount earned	1,067,291	1,109,316	1,366,649	1,413,558
Gain on sale of notes receivable	—	—	31,118	—
Gain on sale of originated loans	84,064	(590,243)	197,694	3,039
Gain on sale of other real estate owned	118,627	390,653	117,632	121,175
Prepayment penalties and other income	1,822,942	1,961,107	2,024,813	2,099,980

Total revenues	38,025,393	41,563,546	47,131,563	42,541,687

Operating Expenses:
Interest expense	37,152,506	39,132,464	35,408,803	31,559,804
Collection, general and administrative	11,522,869	10,255,570	10,769,328	8,893,445
Provision for loan losses	1,920,969	262,715,207	5,663,222	4,333,464
Amortization of deferred financing costs	317,629	526,729	977,663	775,835
Depreciation	331,210	364,484	369,809	347,546

Total expenses	51,245,183	312,994,454	53,188,825	45,910,094

(Loss)/income before extraordinary item		(271,430,9089)	(6,057,262)	(3,368,407)
Gain on forgiveness of debt	284,246,320	—	—	—

Income/(loss) before provision for income taxes	271,026,530	(271,430,908)	(6,057,262)	(3,368,407)
Income tax provision/(benefit)	111,207,807	(108,510,170)	(2,473,949)	(1,414,731)

Net income/(loss)	$159,818,723	$(162,920,738)	$(3,583,313)	$(1,953,676)

Net income/(loss) per common share:
Basic	$20.10	$(20.51)	$(0.45)	$(0.25)

Diluted	$20.10	$(20.51)	$(0.45)	$(0.25)

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006 Quarters
	Fourth	Third	Second	First

Revenues:
Interest income	$37,286,388	$35,855,704	$35,272,864	$33,442,311
Purchase discount earned	2,061,454	2,660,711	2,223,710	1,978,963
Gain on sale of notes receivable	—	94,862	—	69,049
Gain on sale of originated loans	185,113	1,349,724	170,924	165,872
Gain on sale of other real estate owned	606,483	70,056	440,741	801,542
Prepayment penalties and other income	2,040,694	2,435,600	2,335,115	2,205,205

Total revenues	42,180,132	42,466,657	40,443,354	38,662,942

Operating Expenses:
Interest expense	31,189,160	29,494,108	27,898,497	24,491,567
Collection, general and administrative	9,484,646	10,420,831	10,432,793	7,947,880
Provision for loan losses	3,009,952	1,709,165	3,162,146	1,869,130
Amortization of deferred financing costs	979,524	1,550,790	1,130,415	908,015
Depreciation	314,071	286,616	251,613	311,705

Total expenses	44,977,353	43,461,510	42,875,464	35,528,297

(Loss)/income before provision for income taxes	(2,797,221)	(994,853)	(2,432,110)	3,134,645
(Benefit)/provision for income taxes	(1,202,802)	(430,898)	(1,042,698)	1,347,897

Net (loss)/income	$(1,594,419)	$(563,955)	$(1,389,412)	$1,786,748

Net income per common share:
Basic	$(0.20)	$(0.07)	$(0.18)	$0.24

Diluted	$(0.20)	$(0.07)	$(0.18)	$0.22

14.	SUBSEQUENT EVENTS

On February 6, 2008, the Company commenced an action in the Supreme Court of the State of New York, County of New York styled: Franklin Credit Management Corp. v. WMC Mortgage LLC, successor to WMC Mortgage Corp. (the “WMC Litigation”). The WMC Litigation arises from the Company’s purchase of approximately $170 million of second mortgages during 2006 from WMC Mortgage Corp. (“WMC”), an affiliate of General Electric Corporation. Through the WMC Litigation, the Company seeks damages in an amount not less than $35.5 million resulting from breaches of the representations and warranties contained in the loan purchase agreements entered into between the Company and WMC. The Defendant has not yet filed an Answer in the WMC Litigation.

In connection with the WMC Litigation, the Company is in the process of conducting a review of the second lien mortgages purchased from WMC during 2006. In connection with the review, the Company has identified approximately $31 million of additional loans which do not conform to the representations and warranties contained in the loan purchase agreements entered into between the Company and WMC. The Company is in the process of requesting WMC to repurchase the additional loans pursuant to the terms of the loan purchase agreements. In the absence of a timely repurchase of these additional loans, the Company may seek to amend its complaint in the WMC Litigation or commence additional litigation against WMC.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective February 27, 2008, the Company entered into $725 million (notional amount) of fixed-rate interest rate swaps in order to effectively stabilize the future interest payments on a portion of its interest-sensitive borrowings. The fixed-rate swaps are for periods ranging from one to four years, are non-amortizing, and are in effect for the respective full terms of each swap agreement. These swaps will effectively fix the Company’s interest costs on a portion of its borrowings regardless of increases or decreases in the one-month LIBOR. The interest rate swaps were executed with the bank and are for the following terms: $220 million notional amount for one year at a fixed rate of 2.62%; $390 million notional amount for two-years at a fixed rate of 2.79%; $70 million notional amount for three years at a fixed rate of 3.11%; and, $45 million notional amount for four years at a fixed rate of 3.43%.

Under these swap agreements, the Company will make interest payments to its bank at fixed rates and will receive interest payments from its bank on the same notional amounts at variable rates based on LIBOR. Effective December 28, 2007, the Company pays interest on its interest-sensitive borrowings, principally based on one-month LIBOR plus applicable margins. Accordingly, the Company has established a fixed rate plus applicable margins on $725 million of its borrowings for the next year, $505 million for two years, $115 million for three years and $45 million for four years.

On March 31, 2008, the Company entered into a series of agreements with the bank, which amended the Forbearance Agreements, which are referred to as the Forbearance Agreement Amendments.

Pursuant to the Forbearance Agreement Amendments, the bank extended an additional $43.3 million under Tribeca’s Tranche A and Tranche B facilities, (the “Additional Payoff Indebtedness”), to fund the complete payoff of the BOS Loan. Simultaneously, BOS acquired from the bank a participation interest in Tribeca’s Tranche A facility equal in amount to the Additional Payoff Indebtedness. The effect of these transactions was to roll Tribeca’s indebtedness to BOS into the Forbearance Agreements, to terminate any obligations of Tribeca under the BOS Loan and to BOS directly, and to transfer the benefit of the collateral interests previously securing the BOS Loan to secure the obligations under the Forbearance Agreements. As a result of the Forbearance Agreement Amendments, Tribeca’s indebtedness as of March 31, 2008, was $410,860,000 and $98,774,000 for Tranche A and Tranche B, respectively. In connection with the increased debt outstanding under the Amended Forbearance Agreements, Tribeca’s required monthly principal amortization amount under the Tranche A Facility was increased from $3,600,000 to $3,900,000 and that under the Tranche B Facility was increased from $250,000 to $275,000.

In addition, the Forbearance Amendment Agreements modified the Forbearance Agreements with respect to the Franklin Master Credit Facility (the “Franklin Forbearance Agreement”):

•	to provide that Tranche C interest shall not accrue until the first business day after all outstanding amounts under the Tranche A facility have been paid in full;

•	to increase the Tranche C interest rate to 20% from and after such time it begins to accrue;

•	to extend an additional period of forbearance through July 31, 2008, from May 15, 2008, in respect of the remaining Unrestructured Loans; and,

•	to increase the maximum availability under the Tranche D line of credit to $10,000,000 for working capital and general corporate purposes to enable the Company to purchase real property in which it may have a lien, and for purposes of meeting licensing requirements.

Additionally, the Forbearance Agreement Amendments modified the Forbearance Agreements to (a) join additional subsidiaries of the Company as borrowers and parties to the forbearance agreements and other loan documents; and (b) extend the time periods or modify the requirements for the Company and the Company’s other subsidiaries to satisfy certain requirements of the Forbearance Agreements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

After giving effect to the Forbearance Agreement Amendments, the waterfall of payments has been adjusted to provide that periodic amounts constituting additional periodic payments of interest required under any interest hedging agreement may be paid after interest on the Tranche A and Tranche B advances, payments of interest and principal with respect to Tranche C advance shall be deferred until after payment of the Tranche D advance, and to provide for cash payment reserves for certain contractual obligations, taxes and $10,000,000 of cash payment reserves in the aggregate for fees, expenses, required monthly principal amortization and interest owing to the Bank.

The bank also waived any defaults under the Forbearance Agreements for the period through and including March 31, 2008, and consented to the origination by the Company of certain mortgage loans to refinance existing mortgage loans which the bank has approved for purchase and subsequent sale in the secondary market or which the bank determines are qualified for purchase by Fannie Mae or Freddie Mac.