Form 10-Q
period 2008-03-31
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2008-05-15
CIK 831246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-17771

FRANKLIN CREDIT MANAGEMENT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	75-2243266
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
101 Hudson Street Jersey City, New Jersey	07302 (Zip code)
(Address of Principal Executive Offices)

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

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 12, 2008: 8,025,295

FRANKLIN CREDIT MANAGEMENT CORPORATION

FORM 10-Q

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets at March 31, 2008 and December 31, 2007	3
	Consolidated Statements of Income for the three months ended March 31, 2008 and March 31, 2007	4
	Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2008	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and March 31, 2007	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
	Application of Critical Accounting Policies and Estimates	18
	Portfolio Characteristics	19
	Results of Operations	27
	Liquidity and Capital Resources	29
	Borrowings	31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	41

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Submission of Matters to a Vote of Security Holders	43
Item 5.	Other Information	44
Item 6.	Exhibits	44
SIGNATURES		46
EX-10.55: JOINDER AND AMENDMENT NO. 1 TO FORBEARANCE AGREEMENT
EX-10.56: SECOND AMENDED AND RESTATED TRANCHE D NOTE
EX-10.57: JOINDER AND AMENDMENT NO. 1 TO TRIBECA FORBEARANCE AGREEMENT
EX-10.58: PARTICIPATION AGREEMENT
EX-10.59: SECOND AMENDED AND RESTATED TRANCHE A NOTE
EX-10.60: SECOND AMENDED AND RESTATED TRANCHE B-1 NOTE
EX-10.61: SECOND AMENDED AND RESTATED TRANCHE B-2 NOTE
EX-10.62: SECOND AMENDED AND RESTATED TRANCHE B-3 NOTE
EX-10.63: SECOND AMENDED AND RESTATED TRANCHE B-4 NOTE
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)

ASSETS
Cash and cash equivalents	$16,802,299	$18,266,066
Restricted cash	41,355,831	40,326,521
Short-term investments	4,784,218	4,735,308
Notes Receivable:
Principal	1,244,104,826	1,289,550,285
Purchase discount	(10,404,510)	(10,667,649)
Allowance for loan losses	(226,910,105)	(230,809,938)

Net notes receivable	1,006,790,211	1,048,072,698
Originated loans held for investment:
Principal, net of deferred fees and costs	472,826,580	501,555,859
Allowance for loan losses	(24,716,882)	(23,851,715)

Originated loans held for investment, net	448,109,698	477,704,144
Accrued interest receivable	21,563,197	22,989,901
Other real estate owned	68,699,919	58,838,831
Deferred financing costs, net	8,552,250	8,808,089
Other receivables	5,008,154	4,917,598
Building, furniture and equipment, net	3,046,680	3,363,306
Income tax receivable	3,238,529	3,682,861
Other assets	786,174	807,879

Total assets	$1,628,737,160	$1,692,513,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of debt discount of $225,526 at March 31, 2008 and $232,365 at December 31, 2007	$1,579,024,148	$1,628,537,798
Financing agreements	733,367	1,033,073
Accounts payable and accrued expenses	15,598,775	23,108,149
Derivative liabilities	5,048,748	—
Deferred tax liability	543,507	543,507

Total liabilities	1,600,948,545	1,653,222,527

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 3,000,000; issued — none	—	—
Common stock and additional paid-in capital, $0.01 par value, 22,000,000 authorized shares; issued and outstanding: 8,025,295 at March 31, 2008 and 8,025,295 at December 31, 2007	23,156,656	23,091,510
Accumulated other comprehensive income	(5,048,748)	—
Retained earnings	9,680,707	16,199,165

Total stockholders’ equity	27,788,615	39,290,675

Total liabilities and stockholders’ equity	$1,628,737,160	$1,692,513,202

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

Revenues:
Interest income	$32,320,130	$38,903,935
Purchase discount earned	781,341	1,413,558
Gain on sale of originated loans	—	3,039
Gain on sale of other real estate owned	90,816	121,175
Prepayment penalties and other income	2,022,723	2,099,980

Total revenues	35,215,010	42,541,687

Operating Expenses:
Interest expense	22,882,009	31,559,804
Collection, general and administrative	9,623,169	8,893,445
Provision for loan losses	8,655,825	4,333,464
Amortization of deferred financing costs	255,839	775,835
Depreciation	316,626	347,546

Total expenses	41,733,468	45,910,094

(Loss) before provision for income taxes	(6,518,458)	(3,368,407)
Income tax (benefit)	—	(1,414,731)

Net (loss)	$(6,518,458)	$(1,953,676)

Net (loss) per common share:
Basic	$(0.82)	$(0.25)

Diluted	$(0.82)	$(0.25)

Weighted average number of shares outstanding:
Basic	7,970,295	7,930,462

Diluted	7,970,295	7,930,462

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2008

			Accumulated
	Common Stock and		Other
	Additional Paid-in Capital		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
			(Unaudited)

BALANCE, JANUARY 1, 2008	8,025,295	$23,091,510	$—	$16,199,165	$39,290,675
Stock-based compensation	—	65,146	—	—	65,146
Net unrealized (losses) on derivatives	—	—	(5,048,748)	—	(5,048,748)
Net (loss)	—	—	—	(6,518,458)	(6,518,458)

BALANCE, MARCH 31, 2008	8,025,295	$23,156,656	$(5,048,748)	$9,680,707	$27,788,615

For the quarter ended March 31, 2008, the total comprehensive loss amounted to $11,567,206, which was comprised of the net loss of $6,518,458 and the net unrealized losses on derivatives of $5,048,748.

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(6,518,458)	$(1,953,676)
Adjustments to reconcile income to net cash provided by/(used in) operating activities:
Gain on sale of other real estate owned	(90,816)	(121,175)
Gain on sale of originated loans	—	(3,041)
Depreciation	316,626	347,546
Amortization of deferred costs and fees on originated loans	(136,351)	202,251
Amortization of deferred financing costs	255,839	775,835
Amortization of debt discount and success fees	6,839	43,141
Non-cash compensation	65,146	121,844
Proceeds from the sale of and principal collections on loans held for sale	—	5,231,263
Deferred tax provision	—	31,145
Purchase discount earned	(781,341)	(1,413,558)
Provision for loan losses	8,655,825	4,333,464
Origination of loans held for sale	—	(17,345,360)
Changes in operating assets and liabilities:
Accrued interest receivable	1,426,704	137,734
Other receivables	(90,556)	(953,153)
Income tax receivable	444,332	(1,456,658)
Other assets	21,705	(132,374)
Accounts payable and accrued expenses	(7,509,374)	(271,972)

Net cash (used in) operating activities	(3,933,880)	(12,426,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) in restricted cash	(1,029,310)	(3,583,401)
Purchase of notes receivable	—	(125,386,390)
Principal collections on notes receivable	26,132,881	61,039,166
Principal collections on loans held for investment	19,752,241	52,786,302
Origination of loans held for investment	—	(73,818,177)
Investment in short-term securities	(48,910)	(239,762)
Putback of acquired notes receivable	123,591	—
Proceeds from sale of other real estate owned	7,359,816	8,497,239
Purchase of building, furniture and equipment	—	(798,047)

Net cash provided by/(used in) investing activities	52,290,309	(81,503,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	207,419,884
Principal payments of notes payable	(49,520,489)	(119,219,279)
Proceeds from financing agreements	87,822	119,415,324
Principal payments of financing agreements	(387,529)	(91,835,960)
Repurchase obligation	—	(18,094,061)
Payment of deferred financing costs	—	(1,003,683)

Net cash (used in)/provided by financing activities	(49,820,196)	96,682,225

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,463,767)	2,752,411
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,266,066	3,983,104

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,802,299	$6,735,515

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$26,041,731	$31,284,167

Cash payments for taxes	$131,665	$10,781

NON-CASH INVESTING AND FINANCING ACTIVITY:
Transfer from notes receivable and loans held for investment to OREO	$21,290,396	$10,996,584

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

Overview

As used herein references to the “Company,” “FCMC,” “we,” “Franklin,” “our” and “us” refer to Franklin Credit Management Corporation, collectively with its subsidiaries.

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

Since December 28, 2007, Franklin has operated in accordance with a series of agreements (the “Forbearance Agreements”) with The Huntington National Bank, successor by merger in July 2007 to Sky Bank (Sky Bank, prior to the merger, and Huntington, thereafter, are referred to as the “bank”), whereby the bank agreed to restructure approximately $1.93 billion of the Company’s indebtedness to it and its participant banks, forgave $300 million of such indebtedness for a restructuring fee of $12 million paid to the bank, and waived certain existing defaults (the “Restructuring”). See “Management’s Discussion and Analysis — Borrowings.” In November 2007, Franklin ceased to acquire or originate loans and, under the terms of the Forbearance Agreements, the Company is expressly prohibited from acquiring or originating loans.

Since the end of 2007, the Company has been actively seeking to begin providing services for third parties, on a fee-paying basis, which are directly related to our servicing operations and our portfolio acquisition experience with residential mortgage loans. We are actively seeking to (a) expand our servicing operations to provide similar sub-servicing and collection services to third parties, and (b) capitalize on our experience to provide customized, comprehensive loan analysis and in-depth end-to-end transaction and portfolio management services to the residential mortgage markets. Some of these services include, in addition to servicing loans for others, performing 1-4 family residential portfolio stratification and analysis, pricing, due diligence, closing, and collateral transfer. In addition, we are actively seeking to broker new originated loans developed from internal leads from our existing portfolio or from externally developed leads. These new business activities will be subject to the consent of the Company’s lead lending bank, and we may not be successful in entering into or implementing any of these businesses.

On March 31, 2008, the Company entered into amendments to the Forbearance Agreements whereby, among other things, (a) Tribeca’s indebtedness to BOS (USA) Inc., an affiliate of Bank of Scotland, in the amount of $43.3 million was effectively rolled into the Forbearance Agreements, and (b) the interest rate and date of commencement of the accrual of PIK interest on $125 million of the Company’s indebtedness was modified as of March 31, 2008. The Tranche C debt modification resulted in a savings of approximately $3.2 million in accrued interest expense for the three months ended March 31, 2008. See “Management’s Discussion and Analysis — Borrowings — Forbearance Agreements with Lead Lending Bank.”

As of March 31, 2008, we had total assets of $1.63 billion and our portfolios of notes receivable and loans held for investment net, totaled $1.45 billion. From inception through December 31, 2007, we had purchased and originated in excess of $4.73 billion in mortgage loans. We did not purchase or originate any loans in the quarter ended March 31, 2008. As a result of the Forbearance Agreements entered into on December 28, 2007 with the bank, the Company’s only business and principal operational activity is the servicing of its previously acquired and

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

originated mortgage loans and real estate assets. Accordingly, discussions in this Form 10-Q regarding loan acquisition and mortgage origination operations are of a historical nature, referring to those activities that the Company actively engaged in prior to entering into the Forbearance Agreements.

All disclosures and explanations included in this Form 10-Q must be read in light of the Forbearance Agreements and the changed nature of the Company’s business.

Loan Acquisitions

We are not seeking to acquire for the Company, and we did not acquire during the first quarter of 2008, any mortgage loans or mortgage assets.

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

Loan Originations

We are not seeking to originate for the Company, and we did not originate during the first quarter of 2008, any mortgage loans.

Until December 28, 2007, we conducted our loan origination business through our wholly-owned subsidiary, Tribeca Lending Corp. (“Tribeca”), which we formed in 1997 in order to capitalize on our experience in evaluating and servicing scratch and dent residential mortgage loans. We originated primarily subprime residential mortgage loans to individuals with serious financial difficulties and whose documentation, credit histories, income and other factors caused them to be classified as subprime borrowers and to whom, as a result, conventional mortgage lenders often would not make loans (“Liberty Loans”). The loans we originated typically carried interest rates that were significantly higher than those of prime loans and we believe had fairly conservative loan-to-value ratios at origination. The principal factor in our underwriting guidelines was historically our determination of the borrower’s equity in his or her home and the related calculation of the loan-to-value ratio based on the appraised value of the property, and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan. In 2005, we began in an increasing number of cases to gather and analyze additional information that allowed us to assess to a reasonable degree the borrower’s ability and intent to repay the loan in connection with our credit decision. Throughout the first nine months of 2007, we made several credit tightening adjustments and/or modifications to our subprime loan origination programs, principally in response to the changing mortgage origination and housing markets. We chose to focus our marketing efforts on this segment of the 1-4 family residential real estate mortgage market in order to capitalize on our experience in acquiring and servicing loans with similar credit risk characteristics.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due Diligence Services

During the first quarter of 2008, capitalizing on our portfolio acquisition experience with residential mortgage loans, the Company began providing services for third parties, on a fee-paying basis, and completed comprehensive loan analysis and pricing and due diligence assignments for two third parties interested in acquiring mortgage loan pools and successfully brokered a small mortgage loan portfolio. We earned gross fees of about $61,000 for these services in the first quarter of 2008. As of the end of March 2008, we had three additional due diligence and pricing assignments for third parties, which we have completed, that should generate gross fees of approximately $170,000. In addition, we are currently negotiating a small sub-servicing contract for one of our due diligence services customers.

Loan Servicing

We service substantially all of the loans in our portfolio, and at March 31, 2008, our servicing department consisted of 124 employees who serviced approximately 30,000 loans.

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

Financing

On December 28, 2007, Franklin entered into Forbearance Agreements, which were amended on March 31, 2008, with the bank that substantially modified the Company’s borrowing arrangements and expressly terminated fundings for new acquisitions and originations under its credit facilities. See “Management’s Discussion and Analysis — Borrowings.”

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates of the Company are the allowance for loan losses, the allocation of discount between accretable and nonaccretable, and income taxes. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility and credit exposure. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the near term, future changes in market trends and conditions may occur that could cause actual results to differ materially. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The operating and financial results for interim periods reported are not necessarily indicative of the results that may be expected for the full year.

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

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth certain information relating to the activity in the accretable and nonaccretable discounts, which are shown as a component of notes receivable principal on the balance sheet, in accordance with SOP 03-3 for the periods indicated:

	Three Months Ended March 31,
	2008	2007

Accretable Discount
Balance, beginning of period	$26,507,403	$12,842,755
New acquisitions	—	29,080
Accretion	(511,900)	(722,759)
Transfers from nonaccretable	—	4,163,501
Net reductions relating to loans sold	—	—
Net reductions relating to loans repurchased	—	—
Other	—	(1,372)

Balance, end of period	$25,995.503	$16,311,205

Nonaccretable Discount
Balance, beginning of period	$102,141,880	$60,531,503
New acquisitions	—	20,879,024
Transfers to accretable	—	(4,163,501)
Net reductions relating to loans sold	—	—
Net reductions relating to loans repurchased	(21,337)	(153,267)
Net reduction relating to loans charged off	(759,387)	(2,085,241)
Loans transferred to OREO, other	(725,004)	(1,225,980)

Balance, end of period	$100,636,152	$73,782,538

There were no loans acquired during the three months ended March 31, 2008. The outstanding balance of notes receivable subject to SOP 03-3 at March 31, 2008 was $1,106,304,587.

Originated Loans Held for Sale — There were no loans held for sale at March 31, 2008 or December 31, 2007. The gain/loss on loans held for sale during the three months ended March 31, 2007 was recorded as the difference between the carrying amount of the loan and the proceeds from sale on a loan-by-loan basis. The Company records a sale upon settlement and when the title transfers to the seller.

Transfers of financial assets were accounted for as sales, when control over the assets had been surrendered. Control over transferred assets was deemed to be surrendered when (1) the assets had been isolated from the Company, (2) the transferee had the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company did not maintain effective control over the transferred assets through either (a) an agreement that entitled and obligated the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets.

Gains or losses resulting from loan sales are recognized at the time of sale, based on the difference between the net sales proceeds and the carrying value of the loans sold.

Originated Loans Held for Investment — The Company accrues interest on secured real estate first mortgage loans originated by the Company up to a maximum of 209 days contractually delinquent with a recency payment in the last 179 days, and that are judged to be fully recoverable for both principal and accrued interest based on a foreclosure analysis, which includes an updated estimate of the realizable value of the property securing the loan.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In general, interest on originated loans held for investment is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method.

The accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful, which can be less than 209 days contractually delinquent with a recency payment in the last 179 days. During the first quarter of 2008, the Company modified its estimate of the collectibility of accrued interest on certain fully secured loans that are in the foreclosure process. When interest accrual is discontinued, the unpaid accrued interest on certain loans in the foreclosure process is not reversed against interest income where the current estimate of the value of the underlying collateral exceeds 110% of the outstanding loan balance. As a result of this change, approximately $2.3 million of accrued and unpaid interest was not reversed out of interest income in the first quarter of 2008. For all other loans held for investment, all unpaid accrued interest is reversed against interest income. The Company’s most recent experience is that it is collecting approximately 80% of the delinquent interest when these loans in the foreclosure process are paid off or settled. Subsequent recognition of income occurs only to the extent payment is received, subject to management’s assessment of the collectibility of the remaining interest and principal. A non-accrual loan is restored to an accrual status when the collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time.

Allowance for Loan Losses — The Company reviews its loan portfolios upon purchase of loan pools, at loan boarding, and on a frequent basis thereafter to determine an estimate of the allowance necessary to absorb probable loan losses in its portfolios. Management’s judgment in determining the adequacy of the allowance for loan losses is based on an evaluation of loans within its portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral when considered necessary. Management believes that the allowance for loan losses is adequate. The allowance for loan losses is a material estimate, which could change significantly in the near term. The table below summarizes the changes in the allowance for loan losses for the three months ended March 31, 2008 and March 31, 2007.

	Three Months Ended March 31,
	2008	2007

Allowance for loan losses, beginning of period	$254,661,653	$53,290,841
Provision for loan losses	5,166,376	2,196,656
Loans transferred to OREO	(2,439,870)	(1,787,531)
Loans charged off	(5,684,862)	(3,202,673)
Other, net	(76,310)	41,520

Allowance for loan losses, end of period	$251,626,987	$50,538,813

Write-downs for declines in the estimated net realizable value of OREO resulted in a provision for loan losses of $3.4 million and $2.1 million during the three months ended March 31, 2008 and 2007, respectively, which are not included in the above table.

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

Stock Options — The Company awarded stock options to certain officers and directors under the Franklin Credit Management Corporation 1996 Stock Incentive Plan (the “Plan”) as amended. The Compensation Committee of the Board of Directors (the “Compensation Committee”) determines when eligible employees or directors will receive awards, the types of awards to be received, and the terms and conditions thereof.

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

The Company estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model. The table below presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model for the three months ended March 31, 2007. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses historical data to estimate stock option exercise. The expected term of stock options granted is derived from the output of the model and represents the period of time that stock options granted are expected to be outstanding. The estimates of fair value from these models are theoretical values for stock options and changes in the assumptions used in the models could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Company’s common stock when the stock options are exercised.

Three Months Ended
March 31, 2007

Risk-free interest rate	4.96%
Weighted average volatility	95.15
Expected lives (years)	6.0

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s stock option awards as of March 31, 2008 and changes during the three month period then ended is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value

Balance, January 1, 2008	370,000	$3.44	4.82 years	$23,400
Options activity	—	—	—

Balance, March 31, 2008	370,000	3.44	4.37 years	47,800

Options exercisable at March 31, 2008	370,000	$3.44	4.37 years	$47,800

There were no stock option awards granted during the three month period ended March 31, 2008. In April 2008, the Company issued 250,000 stock options to certain members of senior management.

As of March 31, 2008, all of the stock options were vested and related compensation cost was fully recognized. The compensation cost recognized in income was $0 and $56,698 for the three months ended March 31, 2008 and 2007, respectively.

At March 31, 2008, the Company had 10,000 warrants outstanding at an exercise price of $5.00.

•	Restricted Stock — Restricted shares of the Company’s common stock have been awarded to certain executives. The stock awards are subject to restrictions on transferability and other restrictions, and step vest over a three year period.

A summary of the status of the Company’s restricted stock awards as of March 31, 2008 and changes during the period then ended is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value

Non-vested balance, January 1, 2008	65,000	$8.24
Vested	(10,000)	10.38
Forfeited	—	—

Non-vested balance, March 31, 2008	55,000	$7.85

The compensation cost recognized in income for restricted stock was $65,146 for both the three months ended March 31, 2008 and the three months ended March 31, 2007. As of March 31, 2008, there was $422,375 of unrecognized compensation cost related to the Company’s restricted stock awards, which will be recognized over a period of 1.92 years.

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

	Three Months Ended March 31,
	2008	2007

CONSOLIDATED REVENUE:
Portfolio asset acquisition and resolution	$24,983,907	$32,029,363
Mortgage banking	10,231,103	10,512,324

Consolidated revenue	$35,215,010	$42,541,687

CONSOLIDATED NET INCOME:
Portfolio asset acquisition and resolution	$(3,523,361)	$(1,559,886)
Mortgage banking	(2,995,097)	(393,790)

Consolidated net income	$(6,518,458)	$(1,953,676)

	March 31, 2008	December 31, 2007

CONSOLIDATED ASSETS:
Portfolio asset acquisition and resolution	$1,103,432,862	$1,149,317,726
Mortgage banking	525,304,298	543,195,476

Consolidated assets	$1,628,737,160	$1,692,513,202

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Company adopted SFAS 157 as of January 1, 2008, and the adoption did not have a material impact on the financial statements.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions, requiring recognition in our financial statements. Our evaluation was performed for the tax years ended 2003 through 2006, which remain open to examination by major tax jurisdictions to which we are subject as of March 31, 2008.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Should we receive an assessment for interest and/or penalties, it would be classified in the financial statements as collection, general and administrative expenses.

Derivatives — As part of the Company’s interest-rate risk management process, we entered into interest rate cap agreements in 2006 and 2007, and interest rate swap agreements in the quarter ended March 31, 2008. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

Interest rate caps are recorded at fair value. The interest rate caps are not designated as hedging instruments for accounting purpose, and unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

The Company follows the accounting required by Statement 133 Implementation Issue No. B36 (“B36”) for the bifurcation of an embedded derivative related to success fees paid to our bank following the repayment of notes payable. B36 requires the success fee to be bifurcated from the notes payable and recorded as an embedded derivative at fair value each reporting period. Fair value has been determined by discounting the estimated future success fee payments at an appropriate discount rate. As notes payable were issued, the fair value of the embedded derivative related to success fees was recorded as a liability with an offset to debt discount. The debt discount is amortized to interest expense over the estimated lives of the related notes payable.

Franklin’s management of interest-rate risk predominantly includes the use of plain-vanilla interest-rate swaps to convert a portion of its LIBOR-based variable-rate debt to fixed-rate debt, synthetically. In accordance with SFAS 133, derivative contracts hedging the risks associated with expected future cash flows are designated as cash flow hedges. The Company formally documents at the inception of its SFAS 133 hedges all relationships between hedging instruments and the related hedged items, as well as its interest risk management objectives and strategies for undertaking various accounting hedges. Additionally, we use regression analysis at the inception of the hedge and for each reporting period thereafter to assess the derivative’s hedge effectiveness in offsetting changes in the cash flows of the hedged items. The Company discontinues hedge accounting if it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in the fair value of the derivative in earnings. All of the Company’s interest-rate swaps qualify for cash flow hedge accounting, and are so designated.

Changes in the fair value of derivatives designated as cash flow hedges, in our case the swaps, are recorded in accumulated other comprehensive income (“AOCI”) within stockholders’ equity to the extent that the hedges are effective. Any hedge ineffectiveness is recorded in current period earnings. If a derivative instrument in a cash flow hedge is terminated or the hedge designation is removed, or a forecasted transaction will not occur, related amounts in AOCI are reclassified into earnings in that period. During the quarter ended March 31, 2008, the net impact to interest expense of our existing cash flow hedges was a positive $145,000. Assuming no change in the fair value of

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the interest-rate swaps, the amount estimated to be charged to interest expense over the next twelve months would be approximately $2.4 million.

As of the end of the first quarter of 2008, the notional amount of the Company’s swaps totaled $725 million, representing approximately 50% of the Company’s outstanding variable rate debt and the effective fixed/floating debt mix was approximately 54%/46%.

The effects of interest-rate swaps on the Company’s financial statements at and for the three months ended March 31, 2008 are as follows:

		Ineffective Amount
Swaps in Cash Flow	Amount Recognized in	Recognized in
Hedging Relationships	OCI (Effective Portion)	Earnings

Interest rate contracts	$(5,048,748)	$—

Effective April 30, 2008, the Company entered into $275 million (notional amount) of fixed-rate interest rate swaps in order to effectively stabilize the future interest payments on a portion of its interest-sensitive borrowings. The fixed-rate swaps are for a period of three years, are non-amortizing, and at a fixed rate of 3.47%. These swaps will reduce further the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in the one-month LIBOR. The interest rate swaps were executed with the Company’s lead lending bank.

Fair Value Measurements

SFAS 157 establishes a three-tier hierarchy for fair value measurements based upon the transparency of the inputs to the valuation of an asset or liability and expands the disclosures about instruments measured at fair value. A financial instrument is categorized in its entirety and its categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are described below.

•	Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset of liability, either directly or indirectly, for substantially the full term of the financial instrument. Fair values for these instruments are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

•	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Fair values are initially valued based upon transaction price and are adjusted to reflect exit values as evidenced by financing and sale transactions with third parties.

Fair values for over-the-counter interest rate contracts are provided either by third-party dealers in the contracts or by quotes provided by independent pricing services. The significant inputs, including the LIBOR curve and measures of volatility, used by these third-party dealers or independent pricing services to determine fair values are considered Level 2, observable market inputs.

The fair values of derivative instruments and short-term investments on the Company’s financial statements at March 31, 2008 are as follows:

	Level 1	Level 2	Level 3

Interest rate swaps	$—	$(5,048,748)	$—
Short-term investments	$—	$4,784,218	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Safe Harbor Statements.  Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in forward-looking statements made by the Company. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, changes in the level of growth in the finance and housing markets, such as slower or negative home price appreciation; (ii) the Company’s relations with the Company’s lenders and such lenders’ willingness to waive any defaults under the Company’s agreements with such lenders; (iii) increases in the delinquency rates of the Company’s borrowers, (iv) the availability of third parties holding subprime mortgage debt for servicing by the Company on a fee-paying basis; (v) changes in the statutes or regulations applicable to the Company’s business or in the interpretation and enforcement thereof by the relevant authorities; (vi) the status of the Company’s regulatory compliance; and (vii) other risks detailed from time to time in the Company’s SEC reports and filings. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company’s filings with the Securities and Exchange Commission, including, but not limited to, those factors discussed under the captions “Risk Factors,” “Interest Rate Risk” and “Real Estate Risk” in the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Allowance for Loan Losses

Due principally to the rapid and substantial deterioration in the housing and subprime mortgage markets and deterioration in the performance of the Company’s portfolios of acquired and originated loans, including particularly the portfolio of acquired second-lien mortgage loans, the Company’s reassessment of its allowance for loan losses during the third quarter ended September 30, 2007 resulted in significantly increased estimates of inherent losses in its portfolios. Until December 28, 2007, the Company was primarily engaged in the acquisition, servicing and resolution of performing, reperforming and nonperforming residential mortgage loans and real estate assets, and the origination of subprime mortgage loans, principally for our portfolio. As a result, the Company will continue to be exposed to the deteriorating conditions of the housing and subprime markets noted above, and depending on those market conditions, the Company may experience increased delinquencies and defaults on our portfolios that could result in possible additional and significant future losses.

Application of Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2 to the December 31, 2007 consolidated financial statements filed on Form 10-K. We have identified notes receivable and income recognition, discounts on acquired loans, allowance for loan losses, originated loans held for sale, originated loans held for investment, other real estate owned (“OREO”), and income taxes as the Company’s most critical accounting policies and estimates. The following discussion and analysis of financial condition and results of operations is based on the amounts reported in our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In preparing the consolidated financial statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on our consolidated financial statements. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time.

Portfolio Characteristics

Overall Portfolio

At March 31, 2008, our portfolio (excluding OREO) consisted of $1.37 billion of notes receivable (inclusive of purchase discount not reflected on the face of the balance sheet) and $476.8 million of loans held for investment. Our total loan portfolio declined 4% to $1.85 billion as of March 31, 2008, from $1.92 billion at December 31, 2007, as the Company did not acquire or originate mortgage loans during the first quarter of 2008. The following table sets forth information regarding the types of properties securing our loans.

		Percentage of Total
Property Types	Principal Balance	Principal Balance

Residential 1-4 family	$1,533,189,453	82.99%
Condos, co-ops, PUD dwellings	228,839,712	12.39%
Manufactured and mobile homes	17,755,167	0.96%
Multi-family	621,204	0.03%
Secured, property type unknown(1)	27,794,344	1.50%
Commercial	3,304,093	0.18%
Unsecured loans(2)	35,734,557	1.93%
Other	313,329	0.02%

Total	$1,847,551,859	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.

(2)	The loans included in this category are principally second-lien loans where the residential real estate collateral has been foreclosed by the first-lien holder.

Geographic Dispersion.  The following table sets forth information regarding the geographic location of properties securing the loans in our portfolio at March 31, 2008:

		Percentage of Total
Location	Principal Balance	Principal Balance

California	$260,167,172	14.08%
New York	201,068,783	10.88%
New Jersey	175,036,552	9.47%
Florida	163,101,452	8.83%
Texas	87,099,543	4.72%
Pennsylvania	83,579,740	4.52%
Ohio	62,681,978	3.39%
Illinois	61,047,432	3.31%
Maryland	57,506,030	3.11%
Michigan	54,446,593	2.95%
All Others	641,816,584	34.74%

Total	$1,847,551,859	100.00%

Amounts included in the tables above under the heading “Principal Balance” represent the aggregate unpaid principal balance outstanding of notes receivable and loans held for investment.

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

		March 31, 2008
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%

Current	0 – 30 days	$807,747,859	43.72%	$972,241,130	52.62%
Delinquent	31 – 60 days	103,497,149	5.60%	61,121,709	3.31%
	61 – 90 days	69,502,410	3.76%	31,565,181	1.71%
	90+ days	218,923,394	11.85%	134,742,792	7.29%
Bankruptcy	0 – 30 days	28,245,371	1.53%	84,923,618	4.60%
Delinquent	31 – 60 days	5,779,636	0.31%	8,506,372	0.46%
	61 – 90 days	4,244,864	0.23%	3,138,790	0.17%
	90+ days	116,678,499	6.32%	58,379,590	3.16%
Foreclosure	0 – 30 days	1,063,122	0.06%	45,969,447	2.49%
Delinquent	31 – 60 days	3,218,375	0.17%	18,738,335	1.02%
	61 – 90 days	15,109,085	0.82%	17,678,899	0.95%
	90+ days	473,542,095	25.63%	410,545,996	22.22%

	Total	$1,847,551,859	100.00%	$1,847,551,859	100.00%

Total loans	0 – 30 days	$837,056,352	45.31%	$1,103,134,195	59.71%

		December 31, 2007
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%

Current	0 – 30 days	$959,844,059	49.89%	$1,120,797,311	58.25%
Delinquent	31 – 60 days	125,213,791	6.51%	95,761,778	4.98%
	61 – 90 days	8,929,391	0.46%	34,790,945	1.81%
	90+ days	286,038,884	14.87%	128,676,091	6.69%
Bankruptcy	0 – 30 days	29,384,478	1.53%	87,622,292	4.55%
Delinquent	31 – 60 days	6,383,420	0.33%	7,556,925	0.39%
	61 – 90 days	2,556,033	0.13%	3,995,884	0.21%
	90+ days	114,241,573	5.94%	53,390,403	2.78%
Foreclosure	0 – 30 days	1,991,903	0.10%	32,997,880	1.71%
Delinquent	31 – 60 days	3,597,615	0.19%	11,465,656	0.60%
	61 – 90 days	374,471	0.02%	10,356,000	0.54%
	90+ days	385,324,958	20.03%	336,469,411	17.49%

	Total	$1,923,880,576	100.00%	$1,923,880,576	100.00%

Total loans	0 – 30 days	$991,220,440	51.52%	$1,241,417,483	64.53%

		March 31, 2007
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%

Current	0 – 30 days	$1,013,493,945	57.09%	$1,159,305,946	65.31%
Delinquent	31 – 60 days	82,342,837	4.64%	51,271,485	2.89%
	61 – 90 days	56,476,615	3.18%	23,656,433	1.33%
	90+ days	178,831,781	10.08%	96,911,314	5.46%
Bankruptcy	0 – 30 days	35,063,745	1.98%	98,410,653	5.54%
Delinquent	31 – 60 days	7,154,753	0.40%	7,120,326	0.40%
	61 – 90 days	6,785,534	0.38%	4,020,254	0.23%
	90+ days	107,104,713	6.03%	46,557,512	2.62%
Foreclosure	0 – 30 days	891,504	0.05%	12,871,037	0.73%
Delinquent	31 – 60 days	1,100,125	0.06%	2,613,114	0.15%
	61 – 90 days	2,005,989	0.12%	3,222,596	0.18%
	90+ days	210,891,786	11.88%	196,182,657	11.05%
Not Boarded*		73,005,029	4.11%	73,005,029	4.11%

	Total	$1,775,148,356	100.00%	$1,775,148,356	100.00%

Total loans	0 – 30 days	$1,049,449,194	59.12%	$1,270,587,636	71.58%

*	Not boarded represents recently acquired loans serviced by the seller on a temporary basis.

Notes Receivable Portfolio

At March 31, 2008, our notes receivable portfolio included approximately 27,960 loans with an aggregate unpaid principal balance (“UPB”) of $1.37 billion and a net UPB of $1.02 billion (after allowance for loan losses of $226.9 million), compared with approximately 28,865 loans with an aggregate UPB of $1.42 billion and a net UPB of $1.06 billion (after allowance for loan losses of $230.8 million) as of December 31, 2007. Impaired loans comprise and will continue to comprise a significant portion of our portfolio. Many of the loans we acquired were impaired loans at the time of purchase. We generally purchased such loans at discounts and have considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income generally is not accrued on impaired loans, interest and fees are received on a portion of loans classified as impaired. The following table provides a breakdown of the notes receivable portfolio by performing and impaired loans:

	March 31, 2008	December 31, 2007

Performing loans	$984,868,463	$1,087,987,060
Allowance for loan losses	92,764,298	129,967,195
Nonaccretable discount*	44,914,268	61,590,526

Total performing loans, net of allowance for loan losses and nonaccretable discount	847,189,897	896,429,339

Impaired loans	385,868,018	330,212,508
Allowance for loan losses	134,145,807	100,842,743
Nonaccretable discount*	55,721,884	40,551,354

Total impaired loans, net of allowance for loan losses and nonaccretable discount	196,000,327	188,818,411

Total notes receivable, net of allowance for loan losses and nonaccretable discount	1,043,190,224	1,085,247,750

Accretable discount*	25,995,503	26,507,403

Total Notes Receivable, net of allowance for loan losses and accretable/nonaccretable discount	$1,017,194,721	$1,058,740,347

*	Represents purchase discount not reflected on the face of the balance sheet in accordance with SOP 03-3 for loans acquired after December 31, 2004. Accretable Discount is the excess of the loan’s estimated cash flows over the purchase prices, which is accreted into income over the life of the loan. Nonaccretable Discount is the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated at the time of acquisition.

Changes in the allowance for loan losses and nonaccretable discount are principally the result of movement of loans between “performing” and “impaired” classifications.

The following table provides a breakdown of the balance of our portfolio of notes receivable between fixed-rate and adjustable-rate loans, net of allowance for loan losses as of March 31, 2008 and December 31, 2007, respectively.

	March 31, 2008	December 31, 2007

Performing Loans:
Fixed rate	$723,843,757	$765,622,654

Adjustable rate	168,260,408	192,397,211

Total Performing Loans	$892,104,165	$958,019,865

Impaired Loans:
Fixed rate	$159,958,706	$143,666,475

Adjustable rate	91,763,505	85,703,290

Total Impaired Loans	$251,722,211	$229,369,765

Total Notes	$1,143,826,376	$1,187,389,630

Accretable discount	$25,995,503	$26,507,403

Nonaccretable discount	$100,636,152	$102,141,880

Total Notes Receivable, net of allowance for loan losses	$1,017,194,721	$1,058,740,347

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

Lien Position.  The following table sets forth information regarding the lien position of the properties securing our portfolio of notes receivable at March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
		Percentage of Total		Percentage of Total
Lien Position	Principal Balance	Principal Balance	Principal Balance	Principal Balance

1st Liens	$471,208,615	34.38%	$497,433,756	35.08%
2nd Liens	899,527,866	65.62%	920,765,812	64.92%

Total	$1,370,736,481	100.00%	$1,418,199,568	100.00%

Loan Acquisitions

We purchased over $146.3 million in assets (principally residential single-family loans) during the first quarter of 2007. Approximately $76.2 million of the loans purchased in the first quarter of 2007 were secured by first liens. We did not purchase any loans in the first quarter of 2008. The following table sets forth the amounts and purchase prices of our mortgage loan acquisitions during the three months ended March 31, 2007:

Three Months Ended
March 31, 2007

Number of loans	2,114
Aggregate unpaid principal balance at acquisition	$146,296,402
Purchase price	$125,386,390
Purchase price percentage	86%
Percentage of 1st liens	52%
Percentage of 2nd liens	48%

Notes Receivable Dispositions

In the ordinary course of our loan servicing process and through the periodic review of our portfolio of purchased loans, there are certain loans that, for various reasons, we determine to sell. We typically sell these loans on a whole-loan, servicing-released basis, for cash. There were no sales of previously purchased loans during the quarters ended March 31, 2008 and March 31, 2007.

Tribeca’s Loan Originations

The following table sets forth Tribeca’s loan originations, as well as dispositions, during the quarter ended March 31, 2007. There were no Tribeca loans originated or sold during the quarter ended March 31, 2008.

Three Months Ended
March 31, 2007

Number of loans originated	380
Original principal balance	$91,163,537
Average loan amount	$239,904
Originated as fixed(1)	$15,575,499
Originated as ARM(2)	$75,588,038
Number of loans sold	15
Aggregate face value(3)	$3,842,462
Gain on sale	$128,583
Gain on sale percentage	3.35%

(1)	Includes $9.9 million of “Alt-A” loans from the pipeline of loans assumed with the acquisition of the wholesale origination unit in February 2007.

(2)	Originated ARM loans are principally fixed-rate for the first two years and six-month adjustable-rate for the remaining term.

(3)	Net of loans repurchased; aggregate face amount of loans sold was $5.2 million.

Property Types of Originated Loans Held for Investment.  At March 31, 2008, Tribeca’s portfolio consisted of 2,075 loans with an aggregate unpaid principal balance of $476.8 million of previously originated loans that are held for investment. Tribeca’s portfolio of loans held for investment declined by $28.9 million, or 6%, as of March 31, 2008, from $505.7 million at December 31, 2007. The following table sets forth information regarding the types of properties securing Tribeca’s portfolio of loans held for investment.

	Loans Held for Investment
	at March 31, 2008
		Percentage of Total
Property Types	Principal Balance	Principal Balance

Residential 1-4 family	$443,664,983	93.05%
Condos, co-ops, PUD dwellings	30,383,507	6.37%
Commercial	2,601,464	0.55%
Other	165,424	0.03%

Total	$476,815,378	100.00%

Geographic Dispersion of Originated Loans Held for Investment.  The following table sets forth information regarding the geographic location of properties securing all loans held for investment at March 31, 2008:

	Loans Held for Investment
	at March 31, 2008
	Principal	Percentage of Total
Location	Balance	Principal Balance

New York	$144,858,435	30.38%
New Jersey	134,563,590	28.22%
Pennsylvania	44,121,542	9.25%
Florida	28,837,906	6.05%
Massachusetts	22,812,721	4.78%
Maryland	22,437,998	4.71%
Connecticut	17,493,997	3.67%
Virginia	16,280,972	3.42%
California	11,251,645	2.36%
North Carolina	5,732,043	1.20%
All Others	28,424,529	5.96%

Total	$476,815,378	100.00%

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

		March 31, 2008
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%

Current	0 – 30 days	$140,488,265	29.46%	$194,871,147	40.87%
Delinquent	31 – 60 days	36,869,684	7.73%	13,753,348	2.88%
	61 – 90 days	21,728,473	4.56%	2,175,640	0.46%
	90 + days	14,673,111	3.08%	2,959,398	0.62%
Bankruptcy	0 – 30 days	165,269	0.03%	11,271,630	2.36%
Delinquent	31 – 60 days	54,979	0.01%	2,926,471	0.61%
	61 – 90 days	130,000	0.03%	959,254	0.20%
	90 + days	38,868,898	8.15%	24,061,791	5.05%
Foreclosure*	0 – 30 days	678,922	0.14%	30,172,086	6.33%
Delinquent	31 – 60 days	2,739,372	0.58%	15,627,664	3.28%
	61 – 90 days	13,962,983	2.93%	13,715,512	2.88%
	90 + days	206,455,422	43.30%	164,321,437	34.46%

	Total	$476,815,378	100.00%	$476,815,378	100.00%

Total loans	0 – 30 days	$141,332,456	29.64%	$236,314,863	49.56%

*	$223.8 million of loans were in various stages of the foreclosure process; our servicing practice for this portfolio is to move loans into our foreclosure collection process at an early stage of delinquency.

		December 31, 2007
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%

Current	0 – 30 days	$200,864,760	39.72%	$248,843,281	49.21%
Delinquent	31 – 60 days	44,725,779	8.85%	31,105,569	6.15%
	61 – 90 days	1,064,362	0.21%	4,859,698	0.96%
	90 + days	44,466,458	8.79%	6,312,811	1.25%
Bankruptcy	0 – 30 days	166,127	0.03%	9,925,751	1.96%
Delinquent	31 – 60 days	120,973	0.03%	1,260,665	0.25%
	61 – 90 days	—	—	278,405	0.06%
	90 + days	32,572,842	6.44%	21,395,121	4.23%
Foreclosure*	0 – 30 days	1,336,973	0.26%	21,252,751	4.20%
Delinquent	31 – 60 days	2,774,853	0.55%	6,860,658	1.36%
	61 – 90 days	190,867	0.04%	7,353,839	1.45%
	90 + days	177,397,014	35.08%	146,232,459	28.92%

	Total	$505,681,008	100.00%	$505,681,008	100.00%

Total loans	0 – 30 days	$202,367,860	40.02%	$280,021,783	55.38%

*	$181.7 million of loans were in various stages of the foreclosure process; our servicing practice for this portfolio is to move loans into our foreclosure collection process at an early stage of delinquency.

		March 31, 2007
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%

Current	0 – 30 days	$231,760,797	50.23%	$286,386,661	62.07%
Delinquent	31 – 60 days	24,188,753	5.24%	17,883,929	3.88%
	61 – 90 days	19,486,584	4.23%	4,252,886	0.92%
	90 + days	57,244,033	12.41%	24,156,691	5.24%
Bankruptcy	0 – 30 days	139,190	0.03%	6,478,176	1.40%
Delinquent	31 – 60 days	55,358	0.01%	993,419	0.22%
	61 – 90 days	477,750	0.10%	889,350	0.19%
	90 + days	20,365,832	4.42%	12,677,185	2.75%
Foreclosure*	0 – 30 days	264,533	0.06%	4,645,971	1.01%
Delinquent	31 – 60 days	602,462	0.13%	336,760	0.07%
	61 – 90 days	1,455,504	0.31%	1,235,173	0.27%
	90 + days	105,325,358	22.83%	101,429,953	21.98%

	Total	$461,366,154	100.00%	$461,366,154	100.00%

Total loans	0 – 30 days	$232,164,520	50.32%	$297,510,808	64.48%

*	$107.6 million of loans were in various stages of the foreclosure process; our servicing practice for this portfolio is to move loans into our foreclosure collection process at an early stage of delinquency.

During 2007 and during the first quarter of 2008, our loans held for investment, principally Liberty Loans, became more seasoned and, as generally anticipated, a significant portion of our Liberty Loans moved into the foreclosure process. At March 31, 2008, $219.9 million of Liberty Loans, or 46%, of the portfolio of loans held for investment were in our foreclosure process, compared with $180.8 million, or 36%, at December 31, 2007 and $106.6 million, or 23%, at March 31, 2007. Our recent historical experience with Liberty Loans is that a percentage of the loans in the foreclosure process pay off in full, and that such payoffs included approximately 80% of all unpaid interest due on the loans being repaid at the time of payoff, prior to actual foreclosure sale. However, during 2007, particularly during the second half of the year, and continuing in the first quarter of 2008, due to declining housing prices in general and a rapid and severe credit tightening throughout the mortgage industry, total portfolio payoffs through borrower refinancing have declined as it became more difficult for borrowers with any type of credit deficiency to refinance their loans. Portfolio payoffs declined approximately 17% in the quarter ended March 31, 2008 from the quarter ended December 31, 2007, and approximately 15% in the fourth quarter ended December 31, 2007 compared with the prior quarter.

Other Real Estate Owned

The following table sets forth our real estate owned, or OREO portfolio, and OREO sales during the three months ended March 31, 2008 and March 31, 2007:

	Three Months Ended March 31,
	2008	2007

Other real estate owned	$68,699,919	$25,598,245
OREO as a percentage of total assets	4.22%	1.45%
OREO sold	$7,268,999	$8,352,780
Gain on sale	$90,816	$121,175

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Overview.  The Company had a net loss of $6.5 million for the first quarter of 2008, compared with a net loss of $2.0 million for the first quarter of 2007, a 234% increase in the Company’s net loss. Revenues decreased by 17% to $35.2 million for the three months ended March 31, 2008, from $42.5 million for the three months ended March 31, 2007. The Company had a loss per common share for the three months ended March 31, 2008 of $0.82 both on a diluted and basic basis, compared to a loss per share of $0.25 on both a diluted and basic basis for the three months ended March 31, 2007. The size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at March 31, 2008 decreased to $1.52 billion from $1.58 billion at the end of 2007, and from $1.64 billion at March 31, 2007. Our total debt outstanding decreased to $1.58 billion at March 31, 2008 from $1.63 billion at December 31, 2007, and from $1.69 billion at March 31, 2007. As a result of the decrease of our total debt, the restructuring of our debt and the benefit of a decline in the one-month LIBOR interest rate since the end of 2007 on our interest-sensitive borrowings, interest expense (inclusive of amortization of deferred financing costs and success fees) decreased by $9.2 million, or 28%, during the first quarter of 2008 compared with the same period in 2007. Our average cost of funds during the three months ended March 31, 2008 decreased to 6.49% from 7.72% during the three months ended March 31, 2007. At March 31, 2008, the weighted average interest rate of borrowed funds was 5.06%. Collection, general and administrative expenses increased by $730,000, or 8%, to $9.6 million during the three months ended March 31, 2008, from $8.9 million for the same period in 2007. The provision for loan losses increased by $4.3 million to $8.7 million in the three months ended March 31, 2008. Stockholders’ equity decreased by 29% to $27.8 million at March 31, 2008, from $39.3 million at December 31, 2007 due to both the net loss of $6.5 million for the quarter ended March 31, 2008 and a $5.0 million decline in the fair value of interest swaps entered into during the quarter (the fair value of derivative instruments is carried as accumulated other comprehensive income within stockholders’ equity).

Revenues.  Revenues decreased by $7.3 million, or 17%, to $35.2 million during the first quarter of 2008, from $42.5 million during the same period in 2007. Revenues include interest income, purchase discount earned, gains on sales of notes receivable, gains on sales of originated loans, gains on sales of OREO and prepayment penalties and other income.

Interest income decreased by $6.6 million, or 17%, to $32.3 million during the three months ended March 31, 2008 from $38.9 million during the three months ended March 31, 2007. The decrease in interest income reflected an 8% decline in total assets from March 31, 2007, and a significant increase in interest reversals on non-accrual loans due to increased serious delinquencies in the Company’s loan portfolios during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Purchase discount earned decreased by $632,000, or 45%, to $781,000 during the first quarter of 2008 from $1.4 million during the first quarter of 2007. This decrease resulted primarily from a slower rate of prepayments, less purchase discount available for accretion of discount from portfolios purchased in 2006 and 2007 and a lower balance of purchase discount available for accretion from pre-2005 acquisitions. We received $26.4 million of principal payments from notes receivable during the three months ended March 31, 2008, compared with $61.0 million of principal payments during the same quarterly period in 2007.

There were no gains on sales of notes receivable as the Company did not sell any acquired (purchased) loans during the three months ended March 31, 2008 or March 31, 2007.

The Company did not sell any originated loans during the three months ended March 31, 2008, compared with $5.2 million of originated loans sold during the three months ended March 31, 2007. The average gain on loans sold was 3.35% during the first quarter of 2007. In the fourth quarter of 2007, the Company suspended its sales of originated loans due to unfavorable market conditions.

Gain on sale of OREO decreased by $30,000, or 25%, to $91,000 during the three months ended March 31, 2008, from $121,000 during the three months ended March 31, 2007. We sold 83 OREO properties with an aggregate carrying value of $7.3 million during the first quarter of 2008, as compared to 129 OREO properties with an aggregate carrying value of $8.4 million during the first quarter of 2007. The decrease in gain on sale of OREO properties was due principally to a 36% drop in the number of units sold.

Prepayment penalties and other income (principally late charges and other servicing fees) decreased by $77,000, or 4%, to $2.0 million during the three months ended March 31, 2008 from $2.1 million during the corresponding period last year. This decrease was primarily due to a slower rate of loan payoffs in general and fewer payoffs from states where prepayment penalties are allowed, principally of originated loans, during the three months ended March 31, 2008, as compared with the corresponding period in 2007. This decrease was partially offset by increased late charges resulting primarily from the increase in delinquencies.

Operating Expenses.  Operating expenses decreased by $4.2 million, or 9%, to $41.7 million during the first quarter of 2008 from $45.9 million during the same period in 2007. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

Interest expense decreased by $8.7 million, or 27%, to $22.9 million during the three months ended March 31, 2008, from $31.6 million during the three months ended March 31, 2007. This decrease was principally the result of the forgiveness of $300 million of our debt effective on December 28, 2007. In addition, this decrease was the result of a lower average cost of funds during the three months ended March 31, 2008 of 6.49%, compared to 7.72% during the three months ended March 31, 2007, reflecting the restructuring of the interest rate terms on our debt and a decline of about 177 basis points in LIBOR during the first quarter of 2008. On February 27, 2008, the Company entered into $725 million (notional amount) of interest rate swaps in order to effectively stabilize the future interest payments on a portion of its variable-rate debt. These interest rate swaps reduced the Company’s interest cost by $145,000 during the three months ended March 31, 3008. At March 31, 2008, the weighted average interest rate of our borrowed funds was 5.06%, compared with 7.86% at March 31, 2007.

Collection, general and administrative expenses increased by $730,000, or 8%, to $9.6 million during the three months ended March 31, 2008, from $8.9 million during the corresponding period in 2007. Collection, general and administrative expenses as a percentage of average assets increased to 2.32% during the three months ended March 31, 2008 from 2.07% during the three months ended March 31, 2007. The increase in collection, general and administrative expenses was principally the result of increased servicing costs due to increased delinquencies and defaults in our loan portfolio. Salaries and employee benefits expenses increased by $315,000, or 8%, due in part to severance paid to certain Tribeca Lending employees that were terminated during the first quarter of 2008 and additions to staff in our servicing department as a result of increased delinquencies in our portfolio. Staff reductions in our Tribeca Lending operation were partially offset by additions to staff in our servicing department. We ended the first quarter of 2008 with 194 employees, compared to 207 employees at year-end 2007 and 306 employees at the end of the first quarter of 2007. Legal fees, principally relating to increased activity with respect to foreclosures, increased by $804,000, or 59%, to $2.2 million from $1.4 million during the same period last year, reflecting increased foreclosure activity, principally from our Liberty Loan portfolio. Other servicing expenses, related to collection, OREO and loss mitigation activities, increased by approximately $575,000. Professional fees decreased by $50,000, or 9%, to $488,000 from $538,000, principally due to decreased consulting fees compared to the same period last year. Loan acquisition costs decreased by $465,000 as the Company did not seek to acquire pools of mortgage loans in the first quarter of 2008. Other general and administrative expenses decreased by approximately $449,000 during the three months ended March 31, 2008, principally due to reduced costs throughout the Company’s operations, reflecting the impact of the Forbearance Agreements entered into on December 28, 2007 on our business activities, principally the stoppage of all acquisitions and originations of loans.

The provision for loan losses increased by $4.3 million, or 100%, to $8.7 million during the three months ended March 31, 2008, from $4.3 million during the three months ended March 31, 2007. This increase was primarily due to reductions in estimated values on both new and existing properties acquired through foreclosure and an increase in Liberty Loans in the foreclosure process, principally reflecting declines in home values.

Amortization of deferred financing costs decreased by $520,000, or 67%, to $256,000 during the first quarter of 2008 from $776,000 during the first quarter of 2007. This decrease resulted primarily from a slower rate of prepayments on all portfolios of loans, which caused reduced prepayments of our borrowed funds, and from the elimination of $300 million of debt as of December 28, 2007.

Depreciation expenses decreased by $31,000, or 9%, to $317,000 in the first quarter of 2008. This decrease during the three months ended March 31, 2008 was principally due to fully depreciated assets during the past twelve months and a reduction in assets purchased compared with the same quarterly period in 2007.

Our pre-tax loss increased by $3.2 million, or 94%, to a loss of $6.5 million during the three months ended March 31, 2008, from a loss of $3.4 million during the three months ended March 31, 2007 for the reasons set forth above.

The Company did not record a tax benefit during the three months ended March 31, 2008, compared with a tax benefit of $1.4 million during the three months ended March 31, 2007.

Liquidity and Capital Resources

General

We ceased to acquire and originate loans in November 2007, and under the terms of the Forbearance Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the bank.

We have one source of external funding to meet our liquidity requirements, in addition to the cash flow provided from borrower payments of interest and principal on mortgage loans. See “— Borrowings.” In addition, we have had the ability, from time to time, to sell loans in the secondary market. We have sold pools of acquired mortgage loans and newly originated Liberty Loans from time to time, and we have sold loans that we originated specifically for sale into the secondary market on a regular basis in the past. Due to severe disruptions in the capital markets since mid-2007 and current secondary market conditions, particularly the severe contraction in secondary market liquidity for non-prime mortgage loans, sales of loans in the near future are unlikely.

We are required to submit all payments we receive from our mortgage loans to a lockbox, from which we receive an operating allowance, which is subject to periodic review and approval by the bank, to sustain our business. Substantially all amounts submitted to the lockbox in excess of the agreed upon operating allowance are used to pay down amounts outstanding under our credit facilities with the bank. The operating allowance may not be sufficient to sustain our operations in the future, particularly for new business activities. If it is insufficient, there is no guarantee that the bank will increase our operating allowance, which could have a material adverse impact on our business.

Short-term Investments.  The Company’s short-term investment portfolio includes U.S. treasury bills, investment-grade commercial paper and money market accounts. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk. At March 31, 2008, the Company had short-term investments of $4.8 million.

Cost of Funds.  As of March 31, 2008, we had total borrowings of $1.58 billion, of which $1.54 billion was subject to our credit facilities and modified by the Forbearance Agreements effective December 28, 2007, as amended effective March 31, 2008, and $43.9 million remained under our unrestructured credit facility. Substantially all of the debt under these facilities was incurred in connection with the purchase and origination of, and is secured by, our acquired loans (notes receivable), originated loans held for investment and OREO portfolios. At March 31, 2008, the interest rates on our term debt were as follows:

		Under the Terms of Credit
	In Accordance with the	Agreements Excluded
	Terms of the Forbearance	from the Forbearance
	Agreements as Amended	Agreements as Amended

LIBOR plus 2.25%	$990,541,633	$—
LIBOR plus 2.75%	419,788,418	—
0% (fixed)*	125,000,000	—
FHLB one-month LIBOR advance rate plus 2.35%	—	18,179,979
FHLB one-month LIBOR advance rate plus 2.50%	—	25,739,644

	$1,535,330,051	$43,919,623

*	Interest of 20% begins to accrue after the Franklin Tranche A debt, $580 million as of March 31, 2008, is paid off in full.

At March 31, 2008, the weighted average interest rate on term debt was 5.06%. Our warehouse facilities were utilized, until December 28, 2007, to fund Tribeca’s originations of loans and the acquisition of loans through our “Flow Acquisitions Group” pending sale to others or pending funding under our credit facilities for loans to be held in portfolio. At March 31, 2008, both warehouse facilities were discontinued.

Cash Flow from Operating, Investing and Financing Activities

Liquidity represents our ability to obtain adequate funding to meet our financial obligations. Our liquidity position prior to December 28, 2007 was affected by mortgage loan purchase and origination volume, and is affected by mortgage loan payments, including prepayments, loan maturities and the amortization and maturity structure of borrowings under our credit facilities. In accordance with the terms of our Forbearance Agreements, we receive a cash allowance that has been adequate to meet our operating expenses.

At March 31, 2008, we had cash and cash equivalents of $16.8 million compared with $18.3 million at December 31, 2007. Restricted cash of $41.4 million and $40.3 million at March 31, 2008 and December 31, 2007, respectively, was restricted under our credit agreements and lockbox facility with our bank.

Substantially all of our assets are invested in our portfolios of notes receivable, loans held for investment, OREO and loans held for sale. Primary sources of our cash flow for operating and investing activities have been borrowings under our various credit facilities, collections of interest and principal on notes receivable and loans held for investment and proceeds from sales of notes and OREO properties, and from time to time, sales of our newly originated loans that generally were held for investment. Primary uses of cash included purchases of notes receivable, originations of loans and for operating expenses. We relied significantly upon our lender and the other banks that participated in the loans made to us by our lender to provide the funds necessary for the purchase of notes receivable portfolios and the origination of loans. While we historically had been able to finance these purchases and originations, we have not had, at any time since our inception, committed loan facilities in significant excess of the amount we currently had outstanding under our credit facilities. We ceased to acquire and originate loans in November 2007, and under the terms of the Forbearance Agreements, we are expressly prohibited from acquiring or originating mortgage loans or other assets without the prior consent of the bank.

Net cash used in operating activities was $3.9 million as of March 31, 2008, compared with cash used of $12.4 million during the three months ended March 31, 2007. The decrease in cash used in operating activities during the three months ended March 31, 2008 was primarily due to the Company not originating new loans for sale in the secondary market during the first quarter of 2008.

Net cash provided by investing activities was $52.3 million in the three months ended March 31, 2008, compared to $81.5 million of cash used in the three months ended March 31, 2007. The decrease in cash used in investing activities during the three months ended March 31, 2008 was due primarily to our not acquiring or originating loans in the first quarter of 2008.

Net cash used in financing activities increased to approximately $49.8 million during the three months ended March 31, 2008, compared to $96.7 million provided by financing activities during the three months ended March 31, 2007. The decrease in cash provided by financing activities during the three months ended March 31, 2008 was due to the reasons set forth above.

Borrowings

As of March 31, 2008, the Company owed an aggregate of $1.58 billion under the Forbearance Agreements and one remaining credit facility excluded from the Forbearance Agreements with our lender. These borrowings are shown in the Company’s financial statements as “Notes payable” (referred to as “term loans” herein).

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

These amounts remained subject to the original terms specified in the applicable agreements (the “Unrestructured Debt”).

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

				Applicable
			Outstanding	Interest		Required Monthly		Required Monthly
	Outstanding		Principal	Margin Over		Principal		Principal
	Principal Amount–		Amount–	LIBOR		Amortization–		Amortization–
	Franklin Credit		Tribeca	(basis points)		Franklin Credit		Tribeca

Tranche A	$600,000,000		$400,000,000	225		$5,400,000		$3,600,000
Tranche B	$323,255,000		$91,142,000	275		$750,000		$250,000
Tranche C	$125,000,000		N/A	N/A	(1)	N/A	(2)	N/A
Tranche D	$1,033,000	(3)	N/A	250	(4)	N/A		N/A
Unrestructured Debt	$44,537,000		$44,835,000	235-250		$148,000		$498,000

(1)	The applicable interest rate is fixed at 10% per annum. Interest will be paid in kind during the term of the forbearance.

(2)	Tranche C requires no principal amortization. All principal is due at maturity.

(3)	Tranche D serves as a revolving credit line with a maximum availability of $5 million, and an additional $5 million which may be used for issuance of letters of credit.

(4)	Does not include a letter of credit facing fee of 0.125% per annum on the average daily undrawn amount of each issued and outstanding letter of credit.

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

Servicing.  Franklin Credit will continue to service the collateral pledged by the Company under the Forbearance Agreements, subject to the bank’s right to replace Franklin Credit as servicer in the event of a default under the Forbearance Agreements or if the bank determines that Franklin Credit is not servicing the collateral in accordance with accepted servicing practices, as defined in the Forbearance Agreements. Franklin Credit may also, with the bank’s consent, and plans to, provide to third parties servicing of their portfolios, and other related services, on a fee-paying basis.

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

The modifications of the terms of the Tranche C debt of $125 million from an interest rate of 10% to 0% (at least until the maturity of the Forbearance Agreements in May 2009) resulted in a savings of approximately $3.2 million in accrued interest expense for the three months ended March 31, 2008.

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

General.  In October 2004, the Company, and its finance subsidiaries, excluding Tribeca, entered into a master credit and security agreement (the “Franklin Master Credit Facility”) with Huntington National Bank, an Ohio banking corporation, which we refer to as the bank, our lender or Huntington. Under this master credit facility, we requested term loans to finance the purchase of residential mortgage loans or refinance existing outstanding loans under this facility. The facility did not include a commitment to additional lendings or a commitment to refinance existing outstanding term loans when they matured, which were therefore subject to our lender’s discretion as well as any regulatory limitations to which our lender was subject. At March 31, 2008, $43.9 million remained outstanding under this facility (the remaining portion of the Unrestructured Debt), and the interest rate continues to be based on the Federal Home Loan Bank of Cincinnati 30-day advance rate plus margins of 2.35% and 2.50%.

In February 2006, Tribeca and certain of its subsidiaries entered into the Tribeca Master Credit Facility with Huntington, pursuant to which certain Tribeca subsidiaries borrowed term loans to finance their origination of loans Tribeca previously financed under its warehouse line of credit with Huntington and consolidate and refinance prior term loans made by Huntington to such subsidiaries. The facility did not include a commitment for additional lendings or a commitment to refinance existing outstanding term loans when they matured, which were subject to our lender’s discretion, as well as any regulatory limitations to which Huntington was subject. At both March 31, 2008 and December 31, 2007, $0 remained outstanding under this facility.

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

As a result of these modifications, effective January 1, 2007, and up to December 28, 2007, the interest rate on term borrowings under our Master Credit Facilities was based on a floating rate equal to the 30-day advance rate, plus the applicable margin as follows:

For Loans Funded
On or After November 15, 2006
		Purchase of First	Tribeca Originated Loans/
Prior to November 15, 2006		Mortgages	Second Mortgage Purchases

If the 30-day advance rate is	the applicable margin is	the applicable margin is	the applicable margin is
Less than 2.26%	300 basis points	300 basis points	300 basis points
2.26 to 4.50%	275 basis points	225 basis points	260 basis points
Greater than 4.50%	250 basis points	200 basis points	235 basis points

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

Bank of Scotland Term Loan

In March 2006, Tribeca and one of Tribeca’s subsidiaries (the “Tribeca Subsidiary Borrower”) entered into a $100 million Master Credit and Security Agreement (the “BOS Loan”) with BOS (USA) Inc., an affiliate of Bank of Scotland. $98.2 million of proceeds of the BOS Loan were used to consolidate and refinance prior term loans made to certain Tribeca subsidiaries. Interest on the BOS Loan up to March 31, 2008 was payable monthly at a floating rate equal to the 30-day advance rate plus an applicable margin as follows:

If the 30-day advance rate is	the applicable margin is
Less than 2.26%	300 basis points
2.26 to 4.50%	275 basis points
Greater than 4.50%	250 basis points

The unpaid principal balance of the BOS Loan was amortized over a period of 20 years, but had a maturity date in March 2009. The Tribeca Subsidiary Borrower was required to make monthly amortization payments and payments of interest on the BOS Loan. The facility did not include a commitment to additional lendings or a commitment to refinance the remaining outstanding balance of the loan at its maturity. Pursuant to the Forbearance Agreement Amendments, the outstanding balance of this indebtedness to BOS was rolled into the Forbearance Agreements effective March 31, 2008. The outstanding balance of the BOS Loan, therefore, was $0 at March 31, 2008.

The facility contained affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants that required Tribeca and its subsidiaries, together, to maintain a minimum net worth of at least $3.5 million and rolling four-quarter pre-tax net income of $750,000. The facility contained events of default customary for facilities of this type.

Tribeca’s and the Tribeca subsidiary borrower’s obligations under the facility were secured by (i) a first priority lien on loans acquired by the Tribeca Subsidiary Borrower that were refinanced by the proceeds of the BOS Loan and (ii) a second priority lien on collateral securing loans made to Tribeca or its subsidiaries under the Tribeca Master Credit Facility described above. In addition, pursuant to a lockbox arrangement, BOS was entitled to receive substantially all sums payable to Tribeca and the Tribeca Subsidiary Borrower in respect of any of the primary collateral under the facility. Tribeca’s BOS Loan and the Tribeca Master Credit Facility were cross-collateralized.

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

On September 5, 2007, the Company purchased a $200 million (notional amount) one-month LIBOR cap with a strike price of 5.75% at a price of $102,000, and on September 6, 2007, the Company purchased a $400 million (notional amount) one-month LIBOR cap with a strike price of 6.0% at a price of $90,000. Both cap agreements are non-amortizing and will be in effect for one year. The cap resets match the interest rate resets on a portion of the Company’s term debt. These caps will limit the Company’s exposure to increased borrowing costs on $200 million of term debt should the one-month LIBOR rate exceed 5.75%, and on a total of $600 million of term debt should such rate exceed 6.0%. The interest rate caps are not designated as hedging instruments for accounting purposes; therefore, a change in the fair market value of the caps is recognized as gain or loss in earnings in the current period.

The following table presents the contract/notional and fair value amounts of the interest rate cap transactions at March 31, 2008:

Interest Rate Caps	Notional Amount	Expiration Date	Premium Paid	Fair Value

Cap 1	$200,000,000	September 30, 2008	$102,000	$—
Cap 2	400,000,000	September 30, 2008	90,000	—

Total	$600,000,000		$192,000	$—

Interest Rate Swaps

Effective February 27, 2008, the Company entered into $725 million (notional amount) of fixed-rate interest rate swaps in order to effectively stabilize the future interest payments on a portion of its interest-sensitive borrowings. The fixed-rate swaps are for periods ranging from one to four years, are non-amortizing, and are in effect for the respective full terms of each swap agreement. These swaps will effectively fix the Company’s interest costs on a portion of its borrowings regardless of increases or decreases in the one-month LIBOR. The interest rate swaps were executed with the Company’s lead lending bank and are for the following terms: $220 million notional amount for one year at a fixed rate of 2.62%; $390 million notional amount for two-years at a fixed rate of 2.79%; $70 million notional amount for three years at a fixed rate of 3.11%; and, $45 million notional amount for four years at a fixed rate of 3.43%.

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

$725 million of its borrowings until March 2009, $505 million until March 2010, $115 million until March 2011 and $45 million until March 2012.

The following table presents the notional and fair value amounts of the interest rate swaps at March 31, 2008.

			Estimated
Notional Amount	Term	Fixed Rate	Fair Value*

$220,000,000	1 year	2.62%	$(224,316)
390,000,000	2 years	2.79%	(3,101,632)
70,000,000	3 years	3.11%	(914,037)
45,000,000	4 years	3.43%	(808,763)

$725,000,000			$(5,048,748)

*	Determined in accordance with SFAS 157 based upon a “Level 2” valuation methodology.

The net benefit of the interest rate swaps for the quarter ended March 31, 2008 was $145,000, which reduced our interest expense. The estimated fair value of the swaps at March 31, 2008 was a negative $5.0 million, which reduced stockholders’ equity (other comprehensive income). The fair value of the interest-rate swaps in the future will fluctuate as LIBOR interest rates change and as the remaining term of the swaps becomes shorter.

Recent Development

Effective April 30, 2008, the Company entered into $275 million (notional amount) of fixed-rate interest rate swaps in order to effectively stabilize the future interest payments on a portion of its interest-sensitive borrowings. The fixed-rate swaps are for a period of three years, are non-amortizing, and at a fixed rate of 3.47%. These swaps will reduce further the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in the one-month LIBOR. The interest rate swaps were executed with the Company’s lead lending bank.

Under these swap agreements, the Company will make interest payments to its lead lending bank at fixed rates and will receive interest payments from its lead lending bank on the same notional amounts at variable rates based on LIBOR. With the addition of these three year swaps, Franklin has established a fixed rate plus applicable margins on $1.0 billion of its borrowings ranging from just under one year to just under four years as of March 31, 2008. The weighted average fixed rate of the total $1.0 billion of swaps is approximately 2.99%.

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

Impact of Inflation

The Company measures its financial condition and operating results in historical dollars without considering changes in the purchasing power of money over time due to inflation, although the impact of inflation is reflected in increases in the costs of our operations. Substantially all of the Company’s assets and liabilities are monetary in nature, and therefore, interest rates have a greater impact on our performance than the general effects of inflation. Because a substantial portion of the Company’s borrowings are sensitive to changes in short-term interest rates, any increase in inflation, which often gives rise to increases in interest rates, could materially impact the Company’s financial performance.

Interest Rate Risk

Interest rate fluctuations can adversely affect our operating results and present a variety of risks, including the risk of a mismatch between the repricing of interest-earning assets and borrowings, variances in the yield curve and changing prepayment rates on the Company’s portfolios of notes receivable and loans held for investment.

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

In addition to the performance of the loans in our portfolios, the Company’s operating results depend in large part on differences between the interest earned on its assets and the interest paid on its borrowings. Most of the Company’s assets, consisting primarily of mortgage notes receivable, generate fixed returns and have remaining contractual maturities in excess of five years, while the majority of originated loans held for investment generate fixed returns for the first two years and six-month adjustable returns thereafter. As of December 28, 2007, the effective date of the Forbearance Agreements, our borrowings are based on one-month LIBOR. Prior to December 28, 2007, we funded the origination and acquisition of these assets with borrowings that had interest rates based on the monthly Federal Home Loan Bank of Cincinnati (“FHLB”) 30-day advance rate. In most cases, the interest income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest income and, therefore, net income. Our borrowings bear interest at rates that fluctuate with the one-month LIBOR rate. Based on approximately $1.58 billion of borrowings outstanding at March 31, 2008, a 1% instantaneous and sustained increase in the one-month LIBOR rate could increase quarterly interest expense by as much as approximately $3.6 million, pre-tax, which would negatively impact our quarterly after-tax net income. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income and the market value of our net assets. During the terms of the existing interest rate swaps, which have effectively fixed the cost of a portion of our borrowings, and the interest rate caps, the offsetting benefit could reduce the quarterly negative impact of a 1% instantaneous and sustained increase in the one-month LIBOR rate by approximately $2.1 million, pre-tax. See “Management’s Discussion and Analysis — Borrowings.”

The value of our assets may be affected by prepayment rates on investments. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty. When we originated and purchased mortgage loans, we expected that such mortgage loans would have a measure of protection from prepayment in the form of prepayment lockout periods or prepayment penalties. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments. During 2007 and the first three months of 2008, due to declining housing prices in general and a rapid and severe credit tightening throughout the industry, portfolio payoffs through borrower refinancing have been declining as it has become more difficult for borrowers, particularly borrowers with any type of credit deficiency, to refinance their loans.

Real Estate Risk

Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions, which may be adversely affected by industry slowdowns and other factors, and local real estate conditions (such as the supply of housing or the rapid increase in home values). Decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our mortgage loans, which could cause us to suffer losses on the ultimate disposition of foreclosed properties.

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

During the first quarter of 2008, the deterioration in the housing and subprime mortgage markets, particularly declining home values, continued. Additionally, the significant tightening of credit availability throughout the mortgage lending industry, and particularly in the subprime segment of the industry, continued unabated. These market events of the past twelve months have increased and are expected to continue to result in increased delinquencies, defaults and losses on residential 1-4 family loans.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

In February 2008, the Company commenced an action in the Supreme Court of the State of New York, County of New York, with WMC Mortgage LLC, successor to WMC Mortgage Corp., and affiliate of General Electric Corporation. A description of this litigation was included in the Company’s 2007 Annual Report filed on Form 10-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. The risk factors discussed in detail in the Company’s Form 10-K include the following:

Risks Related to Our Business

•	We may experience higher loan losses than we have reserved for in our financial statements.

•	A prolonged economic slowdown or a lengthy or severe recession could harm our operations, particularly if it results in a decline in the real estate market.

•	Our credit facilities require us to observe certain covenants, and our failure to satisfy such covenants could render us insolvent.

•	If our lenders fail to renew our loans for additional terms or provide us with refinancing opportunities, our indebtedness will become due and payable in May 2009.

•	If we do not comply with certain minimum servicing standards in the Forbearance Agreements with the bank, the bank can transfer our rights as servicer to a third party.

•	Our ability to fund operating expenses depends on our principal lender continuing to provide an adequate operating allowance.

•	Our business is sensitive to, and can be materially affected by, changes in interest rates.

•	The bank may prevent our pursuing future business opportunities.

•	We use estimates for recognizing revenue on a majority of our portfolio investments and our earnings would be reduced if actual results are less than our estimates.

•	When we acquired S&D loans, the price we paid was based on a number of assumptions. Material differences between the assumptions we used in determining the value of S&D loans we acquired and our actual experience could harm our financial position.

•	If we do not obtain and maintain the appropriate state licenses, we will not be allowed to broker or service mortgage loans in some states, which would adversely affect our operations.

•	A significant amount of our loans held for investment are secured by property in New York and New Jersey, and our operations could be harmed by economic downturns or other adverse events in these states.

•	We may not be adequately protected against the risks inherent in subprime residential mortgage loans.

•	A number of our second lien mortgage loans are subordinated to ARM or interest-only mortgages that may be subject to monthly payment increases, which may result in delinquencies and increase our risk of loss on these loans.

•	We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, sellers of loans we acquired, vendors and our employees.

•	We may not be successful in entering into or implementing our planned business of providing servicing and other mortgage related services for other entities on a fee-paying basis.

•	The success and growth of our servicing business will depend on our ability to adapt to and implement technological changes, and any failure to do so could result in a material adverse effect on our business.

•	If we do not manage the changes in our businesses effectively, our financial performance could be harmed.

•	The inability to attract and retain qualified employees could significantly harm our business.

•	An interruption in or breach of our information systems may result in lost business and increased expenses.

•	We are exposed to the risk of environmental liabilities with respect to properties to which we take title.

•	A loss of our Chairman may adversely affect our operations.

Risks Related to Our Financial Statements

•	We may become subject to liability and incur increased expenditures as a result of the restatement in 2006 of certain previously issued financial statements.

•	We may become subject to liability and incur increased expenditures as a result of our reassessment of our allowance for loan losses.

•	Failures in our internal controls and disclosure controls and procedures could lead to material errors in our financial statements and cause us to fail to meet our reporting obligations.

Risks Related to the Regulation of Our Industry

•	New legislation and regulations directed at curbing predatory lending practices could restrict our ability to price, sell, or finance non-prime residential mortgage loans, which could adversely impact our earnings.

•	The broad scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

•	If financial institutions face exposure stemming from legal violations committed by the companies to which they provide financing or underwriting services, this could negatively affect the market for whole-loans and mortgage-backed securities.

•	We may be subject to fines or other penalties based upon the conduct of our independent brokers.

•	We are subject to reputational risks from negative publicity concerning the subprime mortgage industry.

•	We are subject to significant legal and reputational risks and expenses under federal and state laws concerning privacy, use and security of customer information.

•	If many of our borrowers become subject to the Servicemembers Civil Relief Act of 2003, our cash flows and interest income may be adversely affected.

•	Legislative action to provide mortgage relief may negatively impact our business.

Risks Related to Our Securities

•	Thomas J. Axon effectively controls our company, substantially reducing the influence of our other stockholders.

•	We may be delisted from The Nasdaq Stock Market, in which case the price and liquidity of our common stock and our ability to access the capital markets would be adversely affected.

•	Our organizational documents, Delaware law and our credit facilities may make it harder for us to be acquired without the consent and cooperation of our board of directors, management and lender.

•	Our quarterly operating results may fluctuate and cause our stock price to decline.

•	Various factors unrelated to our performance may cause the market price of our common stock to become volatile, which could harm our ability to access the capital markets in the future.

•	Future sales of our common stock may depress our stock price.

•	Compliance with the rules of the market in which our common stock trades and proposed and recently enacted changes in securities laws and regulations are likely to increase our costs.

Additional information on these risk factors is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Market Information

Our common stock traded on The Nasdaq Global Market, formerly The Nasdaq National Market, under the symbol “FCMC” from July 19, 2005 until April 9, 2008. As of April 9, 2008, our common stock traded on the Nasdaq Capital Market. Prior to July 19, 2005, our common stock was quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “FCSC.” On January 2, 2008, Franklin Credit was notified by The Nasdaq Stock Market (“Nasdaq”) that its common stock had failed to maintain a minimum market value of publicly held shares of $5 million, as required for continued listing on the Nasdaq Global Market, and that if compliance with the minimum was not restored for at least ten consecutive trading days before April 1, 2008, its common stock would be delisted from the Nasdaq Global Market. Franklin Credit did not regain compliance with this requirement and submitted on April 1, 2008 its application for transfer of its common stock listing to the Nasdaq Capital Market, which requires that the Company maintain only $1 million in minimum value of publicly held shares. Franklin Credit was notified by Nasdaq on April 7, 2008 that its application for the transfer of its common stock to the Nasdaq Capital Market from the Nasdaq Global Market was approved, and that the transfer would be effective with the open of trading on April 9, 2008.

The transfer of Franklin Credit’s listing does not affect the notice of delisting previously received from Nasdaq in respect of the failure of the Company’s common stock to maintain a minimum bid price of $1.00 per share. If the Company has not regained compliance by August 18, 2008, Nasdaq will determine whether Franklin Credit’s common stock meets the Nasdaq Capital Market’s initial listing criteria. If it does, the Company’s period to regain compliance will be extended to February 17, 2009. Otherwise, Nasdaq will provide written notification to the Company that its common stock will be delisted. At that time, the Company may appeal Nasdaq’s determination to delist its common stock.

ITEM 6.	EXHIBITS

Exhibit
Number

3.1		Fifth Amended and Restated Certificate of Incorporation. Incorporated by reference to Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission (the “Commission”) on January 20, 2005.
3.2		Amended and Restated By-laws. Incorporated by reference to Appendix B to the Registrant’s Definitive Information Statement on Schedule 14C, filed with the Commission on January 20, 2005.
10.53		Letter Agreement, dated January 3, 2008, by and among the borrowers listed on Schedule 1 to the Forbearance Agreement, Franklin Credit Management Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10.54		ISDA Master (Swap) Agreement between the Registrant and the Huntington National Bank, dated as of February 27, 2008 and the Schedule thereto. Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on April 3, 2008.
10	.55*	Joinder and Amendment No. 1 to Forbearance Agreement, dated March 31, 2008, by and among the borrowers listed on Schedule 1 thereof, Franklin Credit Management Corporation and The Huntington National Bank.
10	.56*	Second Amended and Restated Tranche D Note, dated March 31, 2008, by the borrowers listed on Schedule 1 to the Forbearance Agreement, in favor of The Huntington National Bank.
10	.57*	Joinder and Amendment No. 1 to Tribeca Forbearance Agreement, dated March 31, 2008, by and among the borrowers listed on Schedule 1 thereof, including without limitation Tribeca Lending Corp. and Franklin Credit Management Corporation, and The Huntington National Bank.
10	.58*	Participation Agreement, dated March 31, 2008, by and between The Huntington National Bank, BOS (USA) Inc., and Tribeca Lending Corp. and its subsidiaries.
10	.59*	Second Amended and Restated Tranche A Note, dated March 31, 2008, by the borrowers listed on Schedule 1 to the Forbearance Agreement, in favor of The Huntington National Bank.

Exhibit
Number

10	.60*	Second Amended and Restated Tranche B-1 Note, dated March 31, 2008, by the borrowers listed on Schedule 1 to the Tribeca Forbearance Agreement, in favor of The Huntington National Bank.
10	.61*	Second Amended and Restated Tranche B-2 Note, dated March 31, 2008, by the borrowers listed on Schedule 1 to the Tribeca Forbearance Agreement, in favor of The Huntington National Bank.
10	.62*	Second Amended and Restated Tranche B-3 Note, dated March 31, 2008, by the borrowers listed on Schedule 1 to the Tribeca Forbearance Agreement, in favor of The Huntington National Bank.
10	.63*	Second Amended and Restated Tranche B-4 Note, dated March 31, 2008, by the borrowers listed on Schedule 1 to the Tribeca Forbearance Agreement, in favor of The Huntington National Bank.
31	.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN CREDIT MANAGEMENT CORPORATION

By:	/s/ ALEXANDER GORDON JARDIN
Alexander Gordon Jardin
Chief Executive Officer

May 15, 2008

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ ALEXANDER GORDON JARDIN Alexander Gordon Jardin	Chief Executive Officer (Principal Executive Officer)	May 15, 2008

/s/ PAUL D. COLASONO Paul D. Colasono	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 15, 2008