Form 10-Q
period 2008-06-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2008-08-19
CIK 831246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-17771
FRANKLIN CREDIT MANAGEMENT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	75-2243266
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

101 Hudson Street
Jersey City, New Jersey	07302
(Address of Principal	(Zip code)
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
Yes ☐ No ☑
Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 11, 2008: 8,025,295

FRANKLIN CREDIT MANAGEMENT CORPORATION
FORM 10-Q

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008
	(Unaudited)	December 31, 2007
ASSETS
Cash and cash equivalents	$14,577,245	$18,266,066
Restricted cash	36,537,462	40,326,521
Short-term investments	4,804,616	4,735,308
Notes Receivable:
Principal	1,162,172,847	1,289,550,285
Purchase discount	(10,097,785)	(10,667,649)
Allowance for loan losses	(422,293,675)	(230,809,938)

Net notes receivable	729,781,387	1,048,072,698

Originated loans held for investment:
Principal, net of deferred fees and costs	438,899,317	501,555,859
Allowance for loan losses	(40,075,493)	(23,851,715)

Originated loans held for investment, net	398,823,824	477,704,144

Accrued interest receivable	20,033,240	22,989,901
Other real estate owned	61,843,230	58,838,831
Deferred financing costs, net	8,234,124	8,808,089
Other receivables	5,911,148	4,917,598
Building, furniture and equipment, net	2,827,879	3,363,306
Income tax receivable	4,083,597	3,682,861
Derivatives	6,040,349	—
Other assets	1,223,293	807,879

Total assets	$1,294,721,394	$1,692,513,202

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, net of debt discount of $217,086 at June 30, 2008 and $232,365 at December 31, 2007	$1,519,258,191	$1,628,537,798
Financing agreements	927,525	1,033,073
Accounts payable and accrued expenses	16,475,360	23,108,149
Deferred tax liability	543,507	543,507

Total liabilities	1,537,204,583	1,653,222,527

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 3,000,000; issued – none	—	—
Common stock and additional paid-in capital, $0.01 par value, 22,000,000 authorized shares; issued and outstanding: 8,025,295 at June 30, 2008 and 8,025,295 at December 31, 2007	23,232,904	23,091,510
Accumulated other comprehensive income	6,040,349	—
(Accumulated deficit)/Retained earnings	(271,756,442)	16,199,165

Total stockholders’ (deficit)/equity	(242,483,189)	39,290,675

Total liabilities and stockholders’ equity	$1,294,721,394	$1,692,513,202

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Interest income	$26,605,598	$43,393,657	$58,925,728	$82,297,592
Purchase discount earned	805,409	1,366,649	1,586,750	2,780,207
Gain on sale of notes receivable	—	31,118	—	31,118
Gain on sale of originated loans	—	197,694	—	200,733
Gain on sale of other real estate owned	291,891	117,632	382,707	238,807
Prepayment penalties and other income	3,175,150	2,024,813	5,197,873	4,124,793

Total revenues	30,878,048	47,131,563	66,093,058	89,673,250

Operating Expenses:
Interest expense	18,902,627	35,408,803	41,784,636	66,968,607
Collection, general and administrative	12,305,127	10,769,328	21,928,296	19,662,773
Provision for loan losses	280,491,641	5,663,222	289,147,466	9,996,686
Amortization of deferred financing costs	318,126	977,663	573,965	1,753,498
Depreciation	297,676	369,809	614,302	717,355

Total expenses	312,315,197	53,188,825	354,048,665	99,098,919

(Loss) before provision for income taxes	(281,437,149)	(6,057,262)	(287,955,607)	(9,425,669)
Income tax (benefit)	—	(2,473,949)	—	(3,888,680)

Net (loss)	$(281,437,149)	$(3,583,313)	$(287,955,607)	$(5,536,989)

Net (loss) per common share:
Basic	$(35.26)	$(0.45)	$(36.10)	$(0.70)

Diluted	$(35.26)	$(0.45)	$(36.10)	$(0.70)

Weighted average number of shares outstanding:
Basic	7,981,545	7,940,295	7,975,920	7,935,295

Diluted	7,981,545	7,940,295	7,975,920	7,935,295

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

			Accumulated
	Common Stock and		Other	Retained
	Additional Paid-in Capital		Comprehensive	Earnings/
	Shares	Amount	Loss	(Deficit)	Total
BALANCE, JANUARY 1, 2008	8,025,295	$23,091,510	$—	$16,199,165	$39,290,675

Stock-based compensation	—	141,394	—	—	141,394
Net unrealized gains on derivatives	—	—	6,040,349	—	6,040,349
Net (loss)	—	—	—	(287,955,607)	(287,955,607)

BALANCE, JUNE 30, 2008	8,025,295	$23,232,904	$6,040,349	$(271,756,442)	$(242,483,189)

     For the six months ended June 30, 2008, the total comprehensive loss amounted to $281,915,258, which was comprised of the net loss of $287,955,607 and the net unrealized gains on derivatives of $6,040,349. For the three months ended June 30, 2008, the total comprehensive loss amounted to $270,348,052, which was comprised of the net loss of $281,437,149 and the net unrealized gains on derivatives of $11,089,097.
See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(287,955,607)	$(5,536,989)
Adjustments to reconcile income to net cash provided by/(used in) operating activities:
Gain on sale of notes receivable	—	(31,118)
Gain on sale of other real estate owned	(382,707)	(238,807)
Gain on sale of originated loans	—	(200,733)
Depreciation	614,302	717,355
Amortization of deferred costs and fees on originated loans	(296,848)	1,007,867
Amortization of deferred financing costs	573,965	1,753,498
Amortization of debt discount and success fees	15,279	90,300
Non-cash compensation	141,394	246,035
Proceeds from the sale of and principal collections on loans held for sale	—	26,397,862
Deferred tax provision	—	(2,928,207)
Purchase discount earned	(1,586,750)	(2,780,207)
Provision for loan losses	289,147,466	9,996,686
Origination of loans held for sale	—	(32,221,015)
Changes in operating assets and liabilities:
Accrued interest receivable	2,956,661	(4,552,593)
Other receivables	(993,550)	(450,793)
Income tax receivable	(400,736)	265,180
Other assets	(415,414)	(190,527)
Accounts payable and accrued expenses	(6,632,789)	2,253,252

Net cash (used in) operating activities	(5,215,334)	(6,402,954)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease/(increase) in restricted cash	3,789,059	(894,524)
Purchase of notes receivable	—	(386,132,716)
Principal collections on notes receivable	49,731,473	105,768,330
Principal collections on loans held for investment	40,126,149	97,018,212
Origination of loans held for investment	—	(177,642,361)
Investment in short-term securities	(69,308)	(3,031,030)
Repurchase of loans held for sale and loans held for investment	—	(6,325,528)
Putback of acquired notes receivable	394,893	12,598,126
Proceeds from sale of other real estate owned	17,033,555	16,189,577
Proceeds from sale of loans held for investment	—	11,088,596
Proceeds from sale of notes receivable	—	20,998,838
Purchase of building, furniture and equipment	(78,874)	(937,788)

Net cash provided by/(used in) investing activities	110,926,947	(311,302,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	600,860,150
Principal payments of notes payable	(109,294,886)	(259,889,760)
Proceeds from financing agreements	291,980	285,207,486
Principal payments of financing agreements	(397,528)	(282,909,162)
Repurchase obligation	—	(18,094,061)
Payment of deferred financing costs	—	(2,908,175)

Net cash (used in)/provided by financing activities	(109,400,434)	322,266,478

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,688,821)	4,561,256
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,266,066	3,983,104

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,577,245	$8,544,360

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$41,784,636	$82,993,281

Cash payments for taxes	$400,736	$89,708

NON-CASH INVESTING AND FINANCING ACTIVITY:
Transfer from loans held for sale to loans held for investment	$—	$704,698

Transfer from notes receivable and loans held for investment to OREO	$41,886,259	$26,115,529

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Overview
     As used herein references to the “Company,” “FCMC,” “we,” “Franklin,” “our” and “us” refer to Franklin Credit Management Corporation, collectively with its subsidiaries.
Allowance for Loan Losses and Stockholders’ Deficit
     The Company had a net loss of $281.4 million and $288.0 million for the three and six months ended June 30, 2008, respectively. The net loss for the second quarter ended June 30, 2008 was principally the result of a significant provision for loan losses during the second quarter. Due principally to the continued, substantial deterioration in the housing and subprime mortgage markets and the significant further deterioration in the performance of the Company’s portfolios of acquired and originated loans, including particularly the portfolio of acquired second-lien mortgage loans, the Company’s assessment of its allowance for loan losses (“reserves”) in the quarter ended June 30, 2008, resulted in significantly increased estimates of inherent losses in its portfolios and the need for a substantial increase in reserves. As a result, the provision for loan losses increased to $280.5 million in the quarter ended June 30, 2008, and the Company had a stockholders’ deficit of $242.5 million at June 30, 2008. The allowance for loan losses for all portfolios at June 30, 2008 aggregated $462.4 million, compared with $254.7 million at December 31, 2007. See “Management’s Discussion and Analysis – Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.” See “Risk Factors – Risks Related to Our Business.”
Licenses to Service Loans
     The requirements imposed by state mortgage finance licensing laws vary considerably. Many mortgage licensing laws impose a licensing obligation to service residential mortgage loans and certain state collection agency licensing laws require entities collecting on delinquent or defaulted loans for others or to acquire such loans to be licensed as well. Once these licenses are obtained, state regulators impose additional ongoing obligations on licensees, such as maintaining certain minimum net worth or line of credit requirements. If we do not, among other things, meet these minimum net worth or line of credit requirements, the regulators may revoke or suspend our licenses and prevent us from continuing to service loans, which would adversely affect our operations and financial condition and ability to attract new servicing customers. Our deficit net worth (stockholders’ deficit) as of June 30, 2008 will likely result in our non-compliance with the requirements to maintain certain licenses in approximately 21 states, and consequently, the regulators in all or some states may take a number of possible corrective actions in response to our noncompliance including license revocation or suspension, requiring us to file a corrective action plan, fine assessment, denial of an application for renewal of a license, or a combination of the same, in which case our business would be adversely affected. Moreover, our Forbearance Agreements with The Huntington National Bank, which are described below, contain affirmative covenants that we maintain and comply in all material respects with all governmental licenses and authorizations to hold and service mortgage loans and real estate owned properties. If we breach such covenants or The Huntington National Bank determines that there has been a material adverse affect on our business and, in either instance, notice of the same is provided to us by The Huntington National Bank, any such noticed event would be a Forbearance Default under the Forbearance Agreements, which would entitle The Huntington National Bank to declare our indebtedness immediately due and payable and transfer our rights as servicer to a third party.
     We are currently evaluating various options and corporate structures to address the minimum net worth situation, to help preserve the good standing of our licenses and to ensure that we are able to continue to service loans. The options may include changes to our corporate structure so that our servicing operations would be segregated in a wholly-owned subsidiary. While we believe that the required consent and cooperation of The Huntington National Bank for any changes we determine to implement, that would enable us to retain our servicing and debt collection licenses with all or most states, would be obtained, there can be no assurance that we will identify and successfully implement a viable option to enable us to retain these licenses.
Delisting – The Nasdaq Capital Market
     Our common stock currently trades on The Nasdaq Capital Market. Franklin had previously received from Nasdaq a notice of delisting in respect of the failure of the Company’s common stock to maintain a minimum bid price of $1.00 per share. The Company cannot regain compliance for the required ten trading days by the Nasdaq deadline of August 18, 2008. Based on the Nasdaq notice, Nasdaq will determine after August 18, 2008 whether Franklin’s common stock meets the Nasdaq Capital Market’s initial listing criteria, and if it does so, the Company will have an extended period within which to regain compliance with the bid price requirement. However, the Company does not believe that it meets the initial listing criteria, and expects that absent a favorable determination or the grant of an additional grace period by Nasdaq, Nasdaq will provide written notification to the Company that its common stock will be delisted. The Company expects to seek to arrange for its quotation on the OTC Bulletin Board (“OTCBB”) and the “Pink Sheets,” published by Pink OTC Markets, Inc. See “Other Information – Market Information.”
Financing
     Since December 28, 2007, Franklin has operated in accordance with a series of agreements (the “Forbearance Agreements”) with The Huntington National Bank, successor by merger in July 2007 to Sky Bank (Sky Bank, prior to the merger, and Huntington, thereafter, are referred to as the “bank”), whereby the bank agreed to restructure approximately $1.93 billion of the Company’s indebtedness to it and its participant banks, forgave $300 million of such indebtedness for a restructuring fee of $12 million paid to the bank, and waived certain existing defaults (the “Restructuring”). See “Management’s Discussion and Analysis – Borrowings.” In November 2007, Franklin ceased to acquire or originate loans and, under the terms of the Forbearance Agreements, the Company is expressly prohibited from acquiring or originating loans.
     On March 31, 2008, the Company entered into amendments to the Forbearance Agreements whereby, among other things, (a) Tribeca’s indebtedness to BOS (USA) Inc., an affiliate of Bank of Scotland, in the amount of $43.3 million was effectively rolled into the Forbearance Agreements, and (b) the interest rate and date of commencement of the accrual of PIK interest on $125 million of the Company’s indebtedness (Tranche C debt) was modified as of March 31, 2008. The Tranche C debt modification resulted in a savings of approximately $3.1 million in accrued interest expense for the three months ended June 30, 2008 and approximately $6.3 million for the six months ended June 30, 2008. See “Management’s Discussion and Analysis – Borrowings – Forbearance Agreements with Lead Lending Bank.”

Recent Event – Financing
     The Company entered into additional amendments to the Forbearance Agreements, effective August 15, 2008, whereby, among other things, (a) the minimum net worth covenant was eliminated, and (b) prescribed interest coverage ratios were changed. In addition, all identified forbearance defaults that existed as of June 30, 2008 were waived. See “Management’s Discussion and Analysis – Borrowings – Recent Events – Forbearance Agreements – August 2008 Modification to Forbearance Agreements.”
Franklin’s Business
     We are a specialty consumer finance company that was, until December 28, 2007, primarily engaged in two related lines of business: (1) the acquisition, servicing and resolution of performing, reperforming and nonperforming residential mortgage loans and real estate assets; and (2) the origination of subprime mortgage loans, principally for our portfolio and to a lesser extent, for sale into the secondary market. We specialized in acquiring and originating loans secured by 1-4 family residential real estate that generally fell outside the underwriting standards of Fannie Mae and Freddie Mac and involved elevated credit risk as a result of the nature or absence of income documentation, limited credit histories, higher levels of consumer debt or past credit difficulties. We typically purchased loan portfolios at a discount, and originated subprime loans with interest rates and fees intended to provide us with a rate of return adjusted to reflect the elevated credit risk inherent in the types of loans we acquired and originated. Unlike many of our competitors, we generally held for investment the loans we acquired and a significant portion of the loans we originated.
     Since the end of 2007, the Company has been actively seeking to begin providing services for third parties, on a fee-paying basis, which are directly related to our servicing operations and our portfolio acquisition experience with residential mortgage loans. We are actively seeking to (a) expand our servicing operations to provide similar subservicing and collection services to third parties, and (b) capitalize on our experience to provide customized, comprehensive loan analysis and in-depth end-to-end transaction and portfolio management services to the residential mortgage markets. Some of these services include, in addition to servicing loans for others, performing 1-4 family residential portfolio stratification and analysis, pricing, due diligence, closing, and collateral transfer. In addition, we are seeking to broker new originated loans developed from internal leads from our existing portfolio. These new business activities are subject to the consent of the Company’s lead lending bank, and we may not be successful in entering into or implementing any of these businesses.
     On May 28, 2008, Franklin entered into various agreements (the “Servicing Agreements”) to service on a fee-paying basis approximately $245 million in residential home equity line of credit mortgage loans for Bosco Credit LLC (“Bosco”). Bosco was organized by Franklin; however, no membership interests were issued. On May 16, 2008, Bosco entered into a Loan Sale Agreement with the National Credit Union Administration Board, as Conservator for the Cal State 9 Credit Union to purchase the loans that are subject to the Servicing Agreements. As of May 28, 2008, the initial membership interests in Bosco were issued to Thomas J. Axon, Franklin’s Chairman and President. The loans that are subject to the Servicing Agreements were acquired by Bosco on May 28, 2008, and the financing for Bosco was provided by a group of lenders led by the bank. Franklin also provided the loan analysis, due diligence and other services for Bosco on a fee-paying basis for the loans acquired by Bosco.
     As of June 30, 2008, we had total assets of $1.29 billion and our portfolios of notes receivable and loans held for investment net, totaled $1.13 billion. From inception through December 31, 2007, we had purchased and originated in excess of $4.73 billion in mortgage loans. We did not purchase or originate any loans in the six months ended June 30, 2008. As a result of the Forbearance Agreements entered into on December 28, 2007 with the bank, the Company’s principal business and operational activity is the servicing of its previously acquired and originated mortgage loans and real estate assets, and as of the end of May 2008, on a fee-paying basis, the servicing of loans for Bosco. Accordingly, discussions in this Form 10-Q regarding loan acquisition and mortgage origination operations are of a historical nature, referring to those activities that the Company actively engaged in prior to entering into the Forbearance Agreements.
     All disclosures and explanations included in this Form 10-Q must be read in light of the Forbearance Agreements and the changed nature of the Company’s business.
Loan Acquisitions
     We are not seeking to acquire for the Company, and we did not acquire during the first six months of 2008, any mortgage loans or mortgage assets.
     Since commencing operations in 1990, and until December 28, 2007, we had become a nationally recognized buyer of portfolios of residential mortgage loans, both first and second-lien loans, and real estate assets from a variety of financial institutions in the United States, including mortgage banks, commercial banks and thrifts, other traditional financial institutions and other specialty finance companies. These portfolios generally consisted of one or more of the following types of mortgage loans:
•	performing loans – loans to borrowers who are contractually current, but may have been delinquent in the past and which may have deficiencies relating to credit history, loan-to-value ratios, income ratios or documentation;

•	reperforming loans – loans to borrowers who are not contractually current, but have recently made regular payments and where there is a good possibility the loans will be repaid in full; and

•	nonperforming loans – loans to borrowers who are delinquent, not expected to cure, and for which a primary avenue of recovery is through the sale of the property securing the loan.
     We sometimes refer collectively to these types of loans as “scratch and dent” or “S&D” loans. We refer to the S&D loans we acquired as “notes receivable.”
     During the quarter ended June 30, 2008, our Loan Acquisitions group provided on a fee-paying basis the portfolio stratification and analysis, pricing, due diligence, closing, and collateral transfer services for Bosco.
Loan Originations
     We are not seeking to originate for the Company, and we did not originate for portfolio or sale to others during the first six months of 2008, any mortgage loans.
     Until December 28, 2007, we conducted our loan origination business through our wholly-owned subsidiary, Tribeca Lending Corp. (“Tribeca”), which we formed in 1997 in order to capitalize on our experience in evaluating and servicing scratch and dent residential mortgage loans. We originated primarily subprime residential mortgage loans to individuals with serious financial difficulties and whose documentation, credit histories, income and other factors caused them to be classified as subprime borrowers and to whom, as a result, conventional mortgage lenders often would not make loans (“Liberty Loans”). The loans we originated typically carried interest rates that were significantly higher than those of prime loans and we believed had fairly conservative loan-to-value ratios at the time of origination. The principal factor in our underwriting guidelines was historically our determination of the borrower’s equity in his or her home and the related calculation of the loan-to-value ratio based on the appraised value of the property, and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan. In 2005, we began in an increasing number of cases to gather and analyze additional information that allowed us to assess to a reasonable degree the borrower’s ability and intent to repay the loan in connection with our credit decision. Throughout the first nine months of 2007, we made several credit tightening adjustments and/or modifications to our subprime loan origination programs, principally in response to the rapidly changing mortgage origination and housing markets. We chose to focus our marketing efforts on this segment of the 1-4 family residential real estate mortgage market in order to capitalize on our experience in acquiring and servicing loans with similar credit risk characteristics.
Due Diligence Services
     During the first half of 2008, capitalizing on our portfolio acquisition experience with residential mortgage loans, the Company began providing services for third parties not related to us or our lender, on a fee-paying basis. During the six months ended June 30, 2008, we completed due diligence assignments and loan analysis and pricing assignments for eight third parties interested in acquiring mortgage loan pools, and in addition to the subservicing contract with Bosco, we obtained a very small subservicing contract for one of our due diligence services customers.
Loan Servicing
     We service substantially all of the loans in our portfolio, and at June 30, 2008, our servicing department consisted of 143 employees who serviced approximately 27,519 loans. In addition, at June 30, 2008, we serviced approximately 2,715 home equity loans for Bosco.
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
     During the past several months, due to the continued decline in housing prices nationally, the deterioration in mortgage markets and the increased delinquency performance of the acquired and originated loans in the Company’s portfolios, including particularly the portfolio of acquired second-lien mortgage loans, we have aggressively strengthened our servicing staff, developed new programs for delinquent borrowers and intensified our efforts to work with borrowers to modify their loans. We have recently begun to more quickly identify those borrowers who are likely to move into seriously delinquent status and are attempting to promptly apply appropriate loss mitigation strategies to encourage positive payment performance. During the second quarter of 2008, we completed $110.3 million of loan modifications, and as of June 30, 2008, loan modifications totaled $119.8 million. See “Management’s Discussion and Analysis – Portfolio Characteristics.”

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates of the Company are the allowance for loan losses, the allocation of discount between accretable and nonaccretable, and income taxes. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with credit exposure and interest rate volatility. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions, particularly regarding a deterioration of the housing and mortgage markets, a slowing U.S. economy and increasing unemployment, may occur that could significantly exacerbate our portfolio delinquencies and could cause actual results to differ materially. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The operating and financial results for interim periods reported are not necessarily indicative of the results that may be expected for the full year.
     Notes Receivable and Income Recognition – The notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions and mortgage and finance companies. Such notes receivable were performing, non-performing or sub-performing at the time of purchase and were generally purchased at a discount from the principal balance remaining. Notes receivable are stated at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. The Company reviews its loan portfolios upon purchase of loan pools, at loan boarding, and on a frequent basis thereafter to determine an estimate of the allowance necessary to absorb probable loan losses in its portfolios. Management’s judgment in determining the adequacy of the allowance for loan losses is based on an evaluation of loans within its portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtains independent property valuations for the underlying collateral when considered necessary.
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

     Discounts on Acquired Loans – Effective January 1, 2005, as a result of the required adoption of SOP 03-3, the Company was required to change its accounting for loans acquired subsequent to December 31, 2004, which have evidence of deterioration of credit quality since origination and for which it is probable, at the time of our acquisition, that the Company will be unable to collect all contractually required payments. For these loans, the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated by us at the time of acquisition is not accreted into income (nonaccretable discount). The amount representing the excess of cash flows estimated by us at acquisition over the purchase price is accreted into purchase discount earned over the life of the loan (accretable discount). The nonaccretable discount is not accreted into income. If cash flows cannot be reasonably estimated for any loan, and collection is not probable, the cost recovery method of accounting may be used. Under the cost recovery method, any amounts received are applied against the recorded amount of the loan.
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

     The following table sets forth certain information relating to the activity in the accretable and nonaccretable discounts, which are shown as a component of notes receivable principal on the balance sheet, in accordance with SOP 03-3 for the periods indicated:

	Three Months Ended June 30,
	2008	2007
Accretable Discount
Balance, beginning of period	$25,995,503	$16,311,205
New acquisitions	—	—
Accretion	(491,095)	(807,939)
Transfers from nonaccretable	—	2,303,550
Net reductions relating to loans sold	—	(558,022)
Net reductions relating to loans repurchased	—	—
Other	—	—

Balance, end of period	$25,504,408	$17,248,794

Nonaccretable Discount
Balance, beginning of period	$100,636,152	$73,782,538
New acquisitions	—	50,637,093
Transfers to accretable	—	(2,303,550)
Net reductions relating to loans sold	—	(227,821)
Net reductions relating to loans repurchased	—	(340,347)
Net reduction relating to loans charged off	(109,541)	(1,905,237)
Loans transferred to OREO, other	(890,353)	(1,755,372)

Balance, end of period	$99,636,258	$117,887,304

	Six Months Ended June 30,
	2008	2007
Accretable Discount
Balance, beginning of period	$26,507,403	$12,842,755
New acquisitions	—	29,080
Accretion	(1,002,995)	(1,530,698)
Transfers from nonaccretable	—	6,467,051
Net reductions relating to loans sold	—	(558,022)
Net reductions relating to loans repurchased	—	—
Other	—	(1,372)

Balance, end of period	$25,504,408	$17,248,794

Nonaccretable Discount
Balance, beginning of period	$102,141,880	$60,531,503
New acquisitions	—	71,516,117
Transfers to accretable	—	(6,467,052)
Net reductions relating to loans sold	—	(227,821)
Net reductions relating to loans repurchased	(21,337)	(493,614)
Net reduction relating to loans charged off	(868,928)	(3,990,477)
Loans transferred to OREO, other	(1,615,357)	(2,981,352)

Balance, end of period	$99,636,258	$117,887,304

     There were no loans acquired during the three and six months ended June 30, 2008. The outstanding balance of notes receivable subject to SOP 03-3 at June 30, 2008 was $1.06 billion.
     Originated Loans Held for Sale – There were no loans held for sale at June 30, 2008 or December 31, 2007. The gain/loss on loans held for sale during the three and six months ended June 30, 2007 was recorded as the difference between the carrying amount of the loan and the proceeds from sale on a loan-by-loan basis. The Company records a sale upon settlement and when the title transfers to the seller.
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
     Originated Loans Held for Investment – In general, interest on originated loans held for investment is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. The Company accrues interest on secured real estate first mortgage loans originated by the Company up to a maximum of 209 days contractually delinquent with a recency payment in the last 179 days, and that are judged to be fully recoverable for both principal and accrued interest.
     The accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful, which can be less than 209 days contractually delinquent with a recency payment in the last 179 days. During the first quarter of 2008, the Company modified its estimate of the collectibility of accrued interest on certain fully secured loans that are in the foreclosure process. When interest accrual is discontinued, the unpaid accrued interest on certain loans in the foreclosure process is not reversed against interest income where the current estimate of the value of the underlying collateral exceeds 110% of the outstanding loan balance. As a result of this change, approximately $2.3 million and $2.7 million of accrued and unpaid interest was not reversed out of interest income in the three and six months ended June 30, 2008, respectively. For all other loans held for investment, all unpaid accrued interest is reversed against interest income when interest accrual is discontinued. The Company’s most recent experience is that it is collecting 80% or more of the delinquent interest when these loans in the foreclosure process are paid off or settled. Subsequent recognition of income occurs only to the extent payment is received, subject to management’s assessment of the collectibility of the remaining interest and principal. A non-accrual loan is restored to an accrual status when the collectibility of interest and principal is no longer in doubt and past due interest is recognized at that time.
     Allowance for Loan Losses – The Company reviews its loan portfolios upon purchase of loan pools, at loan boarding, and on a frequent basis thereafter to determine an estimate of the allowance necessary to absorb probable loan losses in its portfolios. Management’s judgment in determining the adequacy of the allowance for loan losses is based on an evaluation of loans within its portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past delinquency experience, delinquency migration experience, loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtains independent property valuations for the underlying collateral when considered necessary. Management believes as of June 30, 2008, that the allowance for loan losses is adequate. The allowance for loan losses is a material estimate, which could change significantly in the near term. The table below summarizes the changes in the allowance for loan losses for the three and six months ended June 30, 2008 and June 30, 2007.

	Three Months Ended June 30,
	2008	2007
Allowance for loan losses, beginning of period	$251,626,987	$50,538,813

Provision for loan losses	262,420,799	3,141,647
Loans transferred to OREO	(4,273,245)	(2,337,988)
Loans charged off	(47,373,393)	(2,958,679)
Other, net	(31,980)	(249,233)

Allowance for loan losses, end of period	$462,369,168	$48,134,560

	Six Months Ended June 30,
	2008	2007
Allowance for loan losses, beginning of period	$254,661,653	$53,290,841

Provision for loan losses	267,587,175	5,338,303
Loans transferred to OREO	(6,713,115)	(4,125,520)
Loans charged off	(53,058,255)	(6,161,351)
Other, net	(108,290)	(207,713)

Allowance for loan losses, end of period	$462,369,168	$48,134,560

     Write-downs for declines in the estimated net realizable value of OREO resulted in a provision for loan losses of $18.1 million and $21.5 million during the three and six months ended June 30, 2008, respectively, which are not included in the above table. During the three months ended June 30, 2008, the write down included managements’ estimate of continuing housing price declines and its impact on the estimated net realizable value of OREO at June 30, 2008. Write-downs for declines in the estimated net realizable value of OREO resulted in a provision for loan losses of $2.5 million and $4.6 million during the three and six months ended June 30, 2007, respectively, which are not included in the above table.
     Stock-Based Compensation Plans – The Company maintains share-based payment arrangements under which employees are awarded grants of restricted stock, non-qualified stock options, incentive stock options and other forms of stock-based payment arrangements. Prior to January 1, 2006, the Company accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, compensation cost for stock options was not recognized as long as the stock options granted had an exercise price equal to the market price of the Company’s common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified-prospective transition method. Under this transition method, compensation cost recognized beginning January 1, 2006 includes compensation cost for all share-based payment arrangements issued, but not yet vested as of December 31, 2005, based on the grant date fair value and expense attribution methodology determined in accordance with the original provisions of SFAS 123. Compensation cost for all share-based payment arrangements granted subsequent to December 31, 2005, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, the effect of forfeitures on restricted stock (if any), is estimated when recognizing compensation cost.
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
     Stock Options – The Company awarded stock options to certain officers and directors under the Franklin Credit Management Corporation 1996 Stock Incentive Plan (the “Plan”) as amended. The Compensation Committee of the Board of Directors (the “Compensation Committee”) determines when eligible employees or directors will receive awards, the types of awards to be received, and the terms and conditions thereof.
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
     The Company estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model. The table below presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model for the six months ended June 30, 2008 and 2007. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses historical data to estimate stock option exercise. The expected term of stock options granted is derived from the output of the model and represents the period of time that stock options granted are expected to be outstanding. The estimates of fair value from these models are theoretical values for stock options and changes in the assumptions used in the models could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Company’s common stock when the stock options are exercised.

	Incentive Stock Options		Non-Qualified Stock Options
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.94%	4.96%	3.57%	—
Weighted average volatility	103.06	95.15	102.23	—
Expected lives (years)	10.0	6.0	10.0	—

     A summary of the status of the Company’s stock option awards as of June 30, 2008 and changes during the six month period then ended is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Balance, January 1, 2008	370,000	$3.44	4.82 years	$23,400

Granted	262,000	1.71	9.82 years	—
Forfeited	(50,000)	2.05	—	—

Balance, June 30, 2008	582,000	2.78	6.78 years	14,040

Options unvested	(250,000)	1.75	—	—

Options exercisable at June 30, 2008	332,000	$3.56	4.49 years	$—
     There were 12,000 and 15,000 stock option awards granted to the board of directors that immediately vested during the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, 12,000 stock options granted to the board of directors were vested and the related compensation cost was fully recognized. The compensation cost recognized in income was $9,735 and $59,043 for the six months ended June 30, 2008 and 2007, respectively. In April 2008, the Company issued to certain members of senior management 250,000 stock options that will vest over four years. The compensation cost recognized in income was $11,304 and $56,696 for the six months ended June 30, 2008 and 2007, respectively.
     At June 30, 2008, the Company had 10,000 warrants outstanding at an exercise price of $5.00.
     • Restricted Stock – Restricted shares of the Company’s common stock have been awarded to certain executives. The stock awards are subject to restrictions on transferability and other restrictions, and step vest over a three year period.
     A summary of the status of the Company’s restricted stock awards as of June 30, 2008 and changes during the period then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested balance, January 1, 2008	65,000	$8.24

Vested	(16,250)	9.42
Forfeited	—	—

Non-vested balance, June 30, 2008	48,750	$7.84

     The compensation cost recognized in income for restricted stock was $120,355 and $130,293 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was $367,167 of unrecognized compensation cost related to the Company’s restricted stock awards, which will be recognized over a period of 1.69 years.

     Operating Segments – SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets. The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires performing, reperforming or nonperforming notes receivable and promissory notes from financial institutions and mortgage and finance companies, and services and collects such notes receivable through enforcement of terms of the original note, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage banking segment originates or purchases, subprime residential mortgage loans from individuals whose credit histories, income and other factors cause them to be classified as subprime borrowers, and generally retained the loans for its portfolio.
     The Company’s management evaluates the performance of each segment based on profit or loss from operations before unusual and extraordinary items and income taxes.

	Three Months Ended June 30,
	2008	2007
CONSOLIDATED REVENUE:
Portfolio asset acquisition and resolution	$23,351,051	$35,097,042
Mortgage banking	7,526,997	12,034,521

Consolidated revenue	$30,878,048	$47,131,563

CONSOLIDATED NET INCOME:
Portfolio asset acquisition and resolution	$(255,705,153)	$(2,072,685)
Mortgage banking	(25,731,996)	(1,510,628)

Consolidated net income	$(281,437,149)	$(3,583,313)

	Six Months Ended June 30,
	2008	2007
CONSOLIDATED REVENUE:
Portfolio asset acquisition and resolution	$48,334,958	$67,126,405
Mortgage banking	17,758,100	22,546,845

Consolidated revenue	$66,093,058	$89,673,250

CONSOLIDATED NET INCOME:
Portfolio asset acquisition and resolution	$(259,228,514)	$(3,632,572)
Mortgage banking	(28,727,093)	(1,904,417)

Consolidated net income	$(287,955,607)	$(5,536,989)

	June 30, 2008	December 31, 2007
CONSOLIDATED ASSETS:
Portfolio asset acquisition and resolution	$783,719,156	$1,149,317,726
Mortgage banking	511,002,238	543,195,476

Consolidated assets	$1,294,721,394	$1,692,513,202

     Recent Accounting Pronouncements – In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its existing financial instruments on the effective date and has not determined whether or not it will elect this option for any eligible financial instruments that may be acquired in the future.
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
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions, requiring recognition in our financial statements. Our evaluation was performed for the tax years ended 2003 through 2007, which remain open to examination by major tax jurisdictions to which we are subject as of June 30, 2008.
     We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Should we receive an assessment for interest and/or penalties, it would be classified in the financial statements as collection, general and administrative expenses.
     Derivatives – As part of the Company’s interest-rate risk management process, we entered into interest rate cap agreements in 2006 and 2007, and interest rate swap agreements in the six months ended June 30, 2008. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

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
     Changes in the fair value of derivatives designated as cash flow hedges, in our case the swaps, are recorded in accumulated other comprehensive income (“AOCI”) within stockholders’ equity to the extent that the hedges are effective. Any hedge ineffectiveness is recorded in current period earnings. If a derivative instrument in a cash flow hedge is terminated or the hedge designation is removed, or a forecasted transaction will not occur, related amounts in AOCI are reclassified into earnings in that period. During the three and six months ended June 30, 2008, the net impact to interest expense of our existing cash flow hedges was an increase of $618,000 and $473,000, respectively.
     Effective April 30, 2008, the Company entered into $275 million (notional amount) of fixed-rate interest rate swaps in order to effectively stabilize the future interest payments on a portion of its interest-sensitive borrowings. The fixed-rate swaps are for a period of three years, are non-amortizing, and at a fixed rate of 3.47%. These swaps will reduce further the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR during the remaining terms of the swap agreements.
     As of the end of the second quarter of 2008, the notional amount of the Company’s fixed-rate interest rate swaps totaled $1.00 billion, representing approximately 72% of the Company’s outstanding variable rate debt and the effective fixed/floating debt mix was approximately 74%/26%. The fixed-rate interest rate swaps are expected to reduce the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR during the remaining terms of the swap agreements. All of our interest rate swaps were executed with the Company’s lead lending bank.
     The effects of interest-rate swaps on the Company’s financial statements at and for the six months ended June 30, 2008 are as follows:

Swaps in Cash Flow	Amount Recognized	Ineffective Amount
Hedging	in OCI	Recognized in
Relationships	(Effective Portion)	Earnings
Interest rate contracts	$6,040,349	$—

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
•	Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset of liability, either directly or indirectly, for substantially the full term of the financial instrument. Fair values for these instruments are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

•	Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Fair values are initially valued based upon transaction price and are adjusted to reflect exit values as evidenced by financing and sale transactions with third parties.
     Fair values for over-the-counter interest rate contracts are provided either by third-party dealers in the contracts or by quotes provided by independent pricing services. The significant inputs, including the LIBOR curve and measures of volatility, used by these third-party dealers or independent pricing services to determine fair values are considered Level 2, observable market inputs.
     The fair values of derivative instruments and short-term investments on the Company’s financial statements at June 30, 2008 are as follows:

	Level 1	Level 2	Level 3
Interest rate swaps	$—	$6,040,349	$—
Short-term investments	$—	$4,804,616	$—

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
Allowance for Loan Losses
     Due to the substantial further deterioration in the housing and subprime mortgage markets, the continued declines in housing values and the general lack of available mortgage credit especially for subprime borrowers, coupled with a weakening national economy, have continued to negatively impact the credit quality of the acquired and originated loans in the Company’s portfolios, including particularly the portfolio of acquired second-lien mortgage loans. As a result of increases in both early-stage and severe delinquencies and increased loss severities, the Company substantially increased the allowance for loan losses during the second quarter ended June 30, 2008 in order to reflect increased estimates of delinquencies and inherent losses in its portfolios. At June 30, 2008, approximately 43% of the Company’s second-lien portfolio of acquired loans was delinquent on a recency payment basis, and which approximately 27% of such acquired portfolio was in the most serious stages of nonpayment (such as foreclosure, bankruptcy and judgment), compared with approximately 32% at December 31, 2007, and approximately 17% which were in the most serious stages of nonpayment. At June 30, 2008, approximately 52% of the portfolio of originated Liberty Loans was delinquent on a recency payment basis, of which approximately 50% of such portfolio was in the most serious stages of nonpayment (such as foreclosure, bankruptcy and judgment), compared with approximately 45% at December 31, 2007, and approximately 42% which were in the most serious stages of nonpayment. Reflecting the increased delinquency composition of the portfolios and estimated higher level of losses currently embedded in our loan portfolios due to the factors cited above, the Company increased its allowance for losses substantially at June 30, 2008 and recorded a provision for loan losses of $280.5 million and $289.1 million, respectively, during the three and six months ended June 30, 2008. The allowance for loan losses for all portfolios at June 30, 2008 aggregated $462.4 million, compared with $254.7 million at December 31, 2007. Until December 28, 2007, the Company was primarily engaged in the acquisition, servicing and resolution of performing, reperforming and nonperforming residential mortgage loans and real estate assets, and the origination of subprime mortgage loans, principally for its portfolios. As a result, the Company will continue to be exposed to the deteriorating conditions of the housing and subprime mortgage markets noted above, and depending on those market conditions, the Company may experience increased delinquencies and defaults on its portfolios that could result in possible additional and significant future losses.
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

Portfolio Characteristics
Overall Portfolio
     At June 30, 2008, our portfolio (excluding OREO) consisted of $1.29 billion of notes receivable (inclusive of purchase discount not reflected on the face of the balance sheet) and $442.7 million of loans held for investment. Our total loan portfolio declined 10% to $1.73 billion as of June 30, 2008, from $1.92 billion at December 31, 2007, as the Company did not acquire or originate mortgage loans during the first six months of 2008. The following table sets forth information regarding the types of properties securing our loans.

		Percentage of Total
Property Types	Principal Balance	Principal Balance
Residential 1-4 family	$1,441,599,784	83.33%
Condos, co-ops, PUD dwellings	217,306,387	12.56%
Manufactured and mobile homes	16,412,129	0.95%
Multi-family	496,524	0.03%
Secured, property type unknown(1)	21,971,176	1.27%
Commercial	2,359,273	0.13%
Unsecured loans(2)	29,765,816	1.72%
Other	130,040	0.01%

Total	$1,730,041,129	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.

(2)	The loans included in this category are principally second-lien loans where the residential real estate collateral has been foreclosed by the first-lien holder.
     Geographic Dispersion. The following table sets forth information regarding the geographic location of properties securing the loans in our portfolio at June 30, 2008:

		Percentage of Total
Location	Principal Balance	Principal Balance
California	$253,272,609	14.64%
New York	188,426,720	10.89%
New Jersey	162,739,269	9.41%
Florida	153,721,776	8.89%
Pennsylvania	78,897,507	4.56%
Texas	77,221,715	4.46%
Illinois	57,408,968	3.32%
Ohio	57,302,015	3.31%
Maryland	54,187,738	3.13%
Michigan	49,585,507	2.87%
All Others	597,277,305	34.52%

Total	$1,730,041,129	100.00%

     Amounts included in the tables above under the heading “Principal Balance” represent the aggregate unpaid principal balance outstanding of notes receivable and loans held for investment.

Asset Quality
     Delinquency. Because we specialized in acquiring and servicing loans with erratic payment patterns and an elevated level of credit risk, a portion of the loans we have acquired were in various stages of delinquency, foreclosure and bankruptcy when we acquired them. We monitor the payment status of our borrowers based on both contractual delinquency and recency delinquency. By contractual delinquency, we mean the delinquency of payments relative to the contractual obligations of the borrower. By recency delinquency, we mean the recency of the most recent full monthly payment received from the borrower. By way of illustration, on a recency delinquency basis, if the borrower has made the most recent full monthly payment within the past 30 days, the loan is shown as current regardless of the number of contractually delinquent payments. In contrast, on a contractual delinquency basis, if the borrower has made the most recent full monthly payment, but has missed an earlier payment or payments, the loan is shown as contractually delinquent. We classify a loan as in foreclosure when we determine that the best course of action to maximize recovery of unpaid principal balance is to begin the foreclosure process. We classify a loan as in bankruptcy when we receive notice of a bankruptcy filing from the bankruptcy court. We classify a previously delinquent loan as modified when we have restructured the loan, and, as a condition to the closing of the modification, received at least one full monthly payment at the time of the closing of the modification. As of June 30, 2008 principally all of the modified loans consisted of the deferral of the past due and uncollected interest.
     During the past several months, due to the continued decline in housing prices nationally, the deterioration in mortgage markets and the increased delinquency performance of the acquired and originated loans in the Company’s portfolios, including particularly the portfolio of acquired second-lien mortgage loans, we have been aggressively strengthening our servicing staff and intensifying our efforts to work with borrowers to modify their loans. We have recently begun to more quickly identify those borrowers who are likely to move into seriously delinquent status and are attempting to promptly apply appropriate loss mitigation strategies to encourage positive payment performance. During the second quarter of 2008, we completed $110.3 million of loan modifications, and as of June 30, 2008, loan modifications totaled $119.8 million. At both December 31, 2007 and June 30, 2007, loan modifications totaled $10.5 million.

     The following tables provide a breakdown of the delinquency status of our notes receivable, loans held for investment and loans held for sale portfolios as of the dates indicated, by principal balance.

		June 30, 2008
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 - 30 days	$676,391,438	39.10%	$770,301,842	44.52%
Delinquent	31 - 60 days	82,063,390	4.74%	58,762,438	3.40%
	61 - 90 days	47,336,597	2.74%	32,706,102	1.89%
	90+ days	171,861,823	9.93%	115,882,866	6.70%

Modified Loans	0 - 30 days	108,810,386	6.29%	108,921,061	6.30%
Delinquent	31 - 60 days	7,792,798	0.45%	7,755,121	0.45%
	61 - 90 days	—	—	165,845	0.01%
	90+ days	3,242,582	0.19%	3,003,739	0.17%

Bankruptcy	0 - 30 days	26,625,068	1.54%	78,057,519	4.51%
Delinquent	31 - 60 days	5,496,529	0.32%	7,118,015	0.41%
	61 - 90 days	4,757,125	0.27%	4,889,821	0.29%
	90+ days	124,482,158	7.20%	71,295,525	4.12%

Foreclosure	0 - 30 days	3,991,138	0.23%	27,245,274	1.57%
Delinquent	31 - 60 days	1,087,908	0.06%	13,147,785	0.76%
	61 - 90 days	1,578,701	0.09%	14,989,899	0.87%
	90+ days	464,523,488	26.85%	415,798,277	24.03%

	Total	$1,730,041,129	100.00%	$1,730,041,129	100.00%

Total loans	0 - 30 days	$815,818,030	47.16%	$984,525,696	56.91%

		December 31, 2007
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 - 30 days	$951,861,876	49.48%	$1,110,650,415	57.73%
Delinquent	31 - 60 days	123,519,019	6.42%	95,368,280	4.96%
	61 - 90 days	8,853,424	0.46%	34,790,945	1.81%
	90+ days	285,242,612	14.83%	128,667,291	6.69%

Modified Loans	0 - 30 days	7,982,183	0.41%	10,146,896	0.52%
Delinquent	31 - 60 days	1,694,772	0.09%	393,498	0.02%
	61 - 90 days	77,350	0.00%	—	—
	90+ days	794,889	0.04%	8,800	0.00%

Bankruptcy	0 - 30 days	29,384,478	1.53%	87,622,292	4.55%
Delinquent	31 - 60 days	6,383,420	0.33%	7,556,925	0.39%
	61 - 90 days	2,556,033	0.13%	3,995,884	0.21%
	90+ days	114,241,573	5.94%	53,390,403	2.78%

Foreclosure	0 - 30 days	1,991,903	0.10%	32,997,880	1.71%
Delinquent	31 - 60 days	3,597,615	0.19%	11,465,656	0.60%
	61 - 90 days	374,471	0.02%	10,356,000	0.54%
	90+ days	385,324,958	20.03%	336,469,411	17.49%

	Total	$1,923,880,576	100.00%	$1,923,880,576	100.00%

Total loans	0 - 30 days	$991,220,440	51.52%	$1,241,417,483	64.53%

		June 30, 2007
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 - 30 days	$1,094,029,367	53.93%	$1,240,109,741	61.13%
Delinquent	31 - 60 days	110,806,197	5.46%	73,629,992	3.63%
	61 - 90 days	67,199,647	3.31%	41,680,548	2.05%
	90+ days	219,148,122	10.80%	135,763,052	6.69%

Modified Loans	0 - 30 days	7,719,946	0.38%	9,908,989	0.49%
Delinquent	31 - 60 days	1,223,979	0.06%	188,995	0.01%
	61 - 90 days	667,823	0.03%	85,300	0.00%
	90+ days	849,551	0.04%	278,014	0.01%

Bankruptcy	0 - 30 days	31,576,638	1.56%	91,529,459	4.51%
Delinquent	31 - 60 days	6,583,052	0.32%	6,939,507	0.34%
	61 - 90 days	6,338,693	0.31%	4,992,138	0.25%
	90+ days	107,217,088	5.29%	48,254,368	2.38%

Foreclosure	0 - 30 days	2,148,447	0.11%	23,959,975	1.18%
Delinquent	31 - 60 days	625,461	0.03%	5,472,433	0.27%
	61 - 90 days	6,645,615	0.33%	15,528,917	0.77%
	90+ days	254,366,935	12.54%	218,825,133	10.79%

Not Boarded*		111,513,341	5.50%	111,513,341	5.50%

	Total	$2,028,659,902	100.00%	$2,028,659,902	100.00%

Total loans	0 - 30 days	$1,135,474,398	55.97%	$1,365,508,164	67.31%

*	Not boarded represents recently acquired loans serviced by the seller on a temporary basis.

Notes Receivable Portfolio
     At June 30, 2008, our notes receivable portfolio included approximately 25,589 loans with an aggregate unpaid principal balance (“UPB”) of $1.29 billion and a net UPB of $739.9 million (after allowance for loan losses of $422.3 million), compared with approximately 28,865 loans with an aggregate UPB of $1.42 billion and a net UPB of $1.06 billion (after allowance for loan losses of $230.8 million) as of December 31, 2007. Impaired loans comprise and will continue to comprise a significant portion of our portfolio. Many of the loans we acquired were impaired loans at the time of purchase. We generally purchased such loans at discounts and have considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income generally is not accrued on impaired loans, interest and fees are received on a portion of loans classified as impaired. The following table provides a breakdown of the notes receivable portfolio by performing and impaired loans:

	June 30, 2008	December 31, 2007
Performing loans	$880,296,594	$1,087,987,060
Allowance for loan losses	252,437,945	129,967,195
Nonaccretable discount*	35,455,591	61,590,526

Total performing loans, net of allowance for loan losses and nonaccretable discount	592,403,058	896,429,339

Impaired loans	407,016,919	330,212,508
Allowance for loan losses	169,855,730	100,842,743
Nonaccretable discount*	64,180,667	40,551,354

Total impaired loans, net of allowance for loan losses and nonaccretable discount	172,980,522	188,818,411

Total notes receivable, net of allowance for loan losses and nonaccretable discount	765,383,580	1,085,247,750

Accretable discount*	25,504,408	26,507,403

Total Notes Receivable, net of allowance for loan losses and accretable/nonaccretable discount	$739,879,172	$1,058,740,347

*	Represents purchase discount not reflected on the face of the balance sheet in accordance with SOP 03-3 for loans acquired after December 31, 2004. Accretable Discount is the excess of the loan’s estimated cash flows over the purchase prices, which is accreted into income over the life of the loan. Nonaccretable Discount is the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated at the time of acquisition.
     Changes in nonaccretable discount are principally the result of movement of loans between “performing” and “impaired” classifications.

     The following table provides a breakdown of the balance of our portfolio of notes receivable between fixed-rate and adjustable-rate loans, net of allowance for loan losses as of June 30, 2008 and December 31, 2007, respectively.

	June 30, 2008	December 31, 2007
Performing Loans:
Fixed rate	$481,206,163	$765,622,654

Adjustable rate	146,652,486	192,397,211

Total Performing Loans	$627,858,649	$958,019,865

Impaired Loans:
Fixed rate	$156,968,747	$143,666,475

Adjustable rate	80,192,442	85,703,290

Total Impaired Loans	$237,161,189	$229,369,765

Total Notes	$865,019,838	$1,187,389,630

Accretable discount	$25,504,408	$26,507,403

Nonaccretable discount	$99,636,258	$102,141,880

Total Notes Receivable, net of allowance for loan losses	$739,879,172	$1,058,740,347

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
     Lien Position. The following table sets forth information regarding the lien position of the properties securing our portfolio of notes receivable at June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
		Percentage of Total		Percentage of Total
Lien Position	Principal Balance	Principal Balance	Principal Balance	Principal Balance
1st Liens	$445,841,380	34.63%	$497,433,756	35.08%
2nd Liens	841,472,133	65.37%	920,765,812	64.92%

Total	$1,287,313,513	100.00%	$1,418,199,568	100.00%

Loan Acquisitions
     We purchased over $311.2 million in assets (principally residential single-family first and second-lien loans) during the three months ended June 30, 2007, and $457.5 million of loans during the six months ended June 30, 2007. Approximately 42% and 45% of the loans purchased in the three and six months ended June 30, 2007, respectively, were secured by first liens. We did not purchase any loans in the three and six months ended June 30, 2008. The following table sets forth the amounts and purchase prices of our mortgage loan acquisitions during the three and six months ended June 30, 2007:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Number of loans	3,876	5,990
Aggregate unpaid principal balance at acquisition	$311,210,405	$457,506,807
Purchase price	$260,746,325	$386,132,716
Purchase price percentage	84%	84%
Percentage of 1st liens	42%	45%
Percentage of 2nd liens	58%	55%
     During the quarter ended June 30, 2007, we put back $12.6 million of loans principally to one seller, which were purchased in late 2006, and recovered the total amount paid at the time of purchase.
Notes Receivable Dispositions
     In the ordinary course of our loan servicing process and through the periodic review of our portfolio of purchased loans, there are certain loans that, for various reasons, we determine to sell. We typically sell these loans on a whole-loan, servicing-released basis, for cash. The following table sets forth our dispositions of previously purchased loans during the three and six months ended June 30, 2007. There were no sales of non-performing loans during the three and six months ended June 30, 2007. There were no sales of previously purchased loans during the three and six months ended June 30, 2008.

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Sale of Performing Loans
Aggregate unpaid principal balance	$22,255,982	$22,255,982
Gain on sale	$31,118	$31,118

Tribeca’s Loan Originations
     The following table sets forth Tribeca’s loan originations, as well as dispositions, during the three and six months ended June 30, 2007. There were no Tribeca loans originated or sold during the three and six months ended June 30, 2008.

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Number of loans originated	471	851
Original principal balance(1)	$118,699,834	$209,863,371
Average loan amount	$252,017	$246,608

Originated as fixed	$13,890,040	$29,465,540
Originated as ARM(2)	$104,809,794	$180,397,831

Number of loans sold	104	119
Aggregate face value(3)	$27,425,560	$31,268,022
Gain on sale(4)	$197,694	$200,733
Gain on sale percentage	0.72%	0.64%

(1)	In the three and six months ended June 30, 2007, we originated $9.9 million and $22.1 million, respectively, of “Alt-A” loans.

(2)	Originated ARM loans are principally fixed-rate for the first two years and six-month adjustable-rate for the remaining term.

(3)	Net of loans repurchased during the period; aggregate face amount of loans sold was $32.0 million and $37.2 million, respectively, for the three and six months ended June 30, 2007.

(4)	Included in gain on sale for the three and six months ended June 30, 2007 are: net gain of $132,000 on the sale of Liberty Loans; net loss of $56,000 from sales of “Alt-A” loans and other loans specifically originated for sale to investors; and, a recovery of $122,000 for previously established early payment default reserves for Liberty Loans sold in 2006.
     Property Types of Originated Loans Held for Investment. At June 30, 2008, Tribeca’s portfolio consisted of 1,930 loans with an aggregate unpaid principal balance of $442.7 million of previously originated loans that are held for investment. Tribeca’s portfolio of loans held for investment declined by $63.0 million, or 12%, as of June 30, 2008, from $505.7 million at December 31, 2007. The following table sets forth information regarding the types of properties securing Tribeca’s portfolio of loans held for investment.

	Loans Held for Investment
	at June 30, 2008
		Percentage of Total
Property Types	Principal Balance	Principal Balance
Residential 1-4 family	$412,492,552	93.17%
Condos, co-ops, PUD dwellings	28,408,431	6.42%
Commercial	1,662,320	0.37%
Other	164,314	0.04%

Total	$442,727,617	100.00%

     Geographic Dispersion of Originated Loans Held for Investment. The following table sets forth information regarding the geographic location of properties securing all loans held for investment at June 30, 2008:

	Loans Held for Investment
	at June 30, 2008
	Principal	Percentage of Total
Location	Balance	Principal Balance
New York	$135,796,813	30.67%
New Jersey	125,004,203	28.23%
Pennsylvania	41,637,615	9.40%
Florida	25,710,502	5.81%
Maryland	20,447,729	4.62%
Massachusetts	20,000,277	4.52%
Connecticut	16,419,771	3.71%
Virginia	15,393,809	3.48%
California	10,781,513	2.43%
Georgia	4,857,880	1.10%
All Others	26,677,505	6.03%

Total	$442,727,617	100.00%

     Delinquency. Because we specialized in originating residential mortgage loans for individuals with credit histories, income and/or factors that caused them to be classified as subprime borrowers, a substantially greater portion of the loans we originated experience varying degrees of delinquency, foreclosure and bankruptcy than those of prime lenders. We monitor the payment status of our borrowers based on both contractual delinquency and recency delinquency. By contractual delinquency, we mean the delinquency of payments relative to the contractual obligations of the borrower. By recency delinquency, we mean the recency of the most recent full monthly payment received from the borrower. By way of illustration, on a recency delinquency basis, if the borrower has made the most recent full monthly payment within the past 30 days, the loan is shown as current regardless of the number of contractually delinquent payments. In contrast, on a contractual delinquency basis, if the borrower has made the most recent full monthly payment, but has missed an earlier payment or payments, the loan is shown as contractually delinquent. We classify a loan as in foreclosure when we determine that the best course of action to maximize recovery of unpaid principal balance is to begin the foreclosure process. We classify a loan as in bankruptcy when we receive notice of a bankruptcy filing from the bankruptcy court. We classify a previously delinquent loan as modified when we have restructured the loan, and, as a condition to the closing of the modification, received at least one full monthly payment at the time of the closing of the modification. As of June 30, 2008 principally all of the modified loans consisted of the deferral of the past due and uncollected interest.
     During the past several months, due to the continued decline in housing prices nationally, the deterioration in mortgage markets and the increased delinquency performance of the originated loans in the Company’s portfolios, we have been aggressively strengthening our servicing staff and intensifying our efforts to work with borrowers to modify their loans. We have recently begun to more quickly identify those borrowers who are likely to move into seriously delinquent status and are attempting to promptly apply appropriate loss mitigation strategies to encourage positive payment performance. At June 30, 2008, loan modifications for loans held for investment (Liberty Loans) totaled $47.4 million, compared to less than $1.0 million at both December 31, 2007 and June 30, 2007.

     The following tables provide a breakdown of the delinquency status of our loans held for investment and loans held for sale portfolios as of the dates indicated, by principal balance.

		June 30, 2008
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 – 30 days	$110,166,273	24.88%	$137,629,147	31.09%
Delinquent	31 – 60 days	32,814,344	7.41%	25,154,005	5.68%
	61 – 90 days	12,789,241	2.89%	7,821,332	1.76%
	90+ days	16,558,519	3.74%	1,723,893	0.39%

Modified Loans	0 – 30 days	47,350,695	10.70%	47,350,695	10.70%
Delinquent	31 – 60 days	—	—	—	—
	61 – 90 days	—	—	—	—
	90+ days	—	—	—	—

Bankruptcy	0 – 30 days	162,713	0.04%	12,452,083	2.81%
Delinquent	31 – 60 days	56,764	0.01%	2,415,475	0.55%
	61 – 90 days	—	—	1,738,914	0.39%
	90+ days	41,098,692	9.28%	24,711,697	5.58%

Foreclosure*	0 – 30 days	2,270,658	0.51%	13,038,913	2.94%
Delinquent	31 – 60 days	782,668	0.18%	5,246,960	1.19%
	61 – 90 days	1,280,506	0.29%	7,423,138	1.68%
	90+ days	177,396,544	40.07%	156,021,365	35.24%

	Total	$442,727,617	100.00%	$442,727,617	100.00%

Total loans	0 – 30 days	$159,950,339	36.13%	$210,470,838	47.54%

*	$181.7 million of loans were in various stages of the foreclosure process; our servicing practice for this portfolio is to move loans into our foreclosure collection process at an early stage of delinquency.

		December 31, 2007
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 – 30 days	$200,705,800	39.69%	$248,559,560	49.15%
Delinquent	31 – 60 days	44,601,018	8.82%	31,105,569	6.15%
	61 – 90 days	1,065,746	0.21%	4,859,698	0.96%
	90+ days	44,465,074	8.79%	6,312,811	1.25%

Modified Loans	0 – 30 days	158,960	0.03%	283,721	0.06%
Delinquent	31 – 60 days	124,761	0.03%	—	—
	61 – 90 days	—	—	—	—
	90+ days	—	—	—	—

Bankruptcy	0 – 30 days	166,127	0.03%	9,925,751	1.96%
Delinquent	31 – 60 days	120,973	0.03%	1,260,665	0.25%
	61 – 90 days	—	—	278,405	0.06%
	90+ days	32,572,842	6.44%	21,395,121	4.23%

Foreclosure*	0 – 30 days	1,336,973	0.26%	21,252,751	4.20%
Delinquent	31 – 60 days	2,774,853	0.55%	6,860,658	1.36%
	61 – 90 days	190,867	0.04%	7,353,839	1.45%
	90+ days	177,397,014	35.08%	146,232,459	28.92%

	Total	$505,681,008	100.00%	$505,681,008	100.00%

Total loans	0 – 30 days	$202,367,860	40.02%	$280,021,783	55.38%

*	$181.7 million of loans were in various stages of the foreclosure process; our servicing practice for this portfolio is to move loans into our foreclosure collection process at an early stage of delinquency.

		June 30, 2007
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Current	0 – 30 days	$254,277,452	50.73%	$298,863,298	59.63%
Delinquent	31 – 60 days	30,638,392	6.11%	22,418,230	4.47%
	61 – 90 days	17,045,315	3.40%	5,914,581	1.18%
	90+ days	46,922,792	9.36%	21,687,842	4.32%

Modified Loans	0 – 30 days	284,455	0.06%	284,455	0.06%
Delinquent	31 – 60 days	—	—	—	—
	61 – 90 days	—	—	—	—
	90+ days	—	—	—	—

Bankruptcy	0 – 30 days	138,857	0.03%	4,789,041	0.96%
Delinquent	31 – 60 days	—	—	1,275,392	0.25%
	61 – 90 days	55,297	0.01%	1,402,811	0.28%
	90+ days	19,179,533	3.83%	11,906,443	2.38%

Foreclosure*	0 – 30 days	845,930	0.17%	16,030,034	3.20%
Delinquent	31 – 60 days	466,822	0.09%	3,828,799	0.76%
	61 – 90 days	5,554,033	1.11%	12,963,977	2.59%
	90+ days	125,789,153	25.10%	99,833,128	19.92%

	Total	$501,198,031	100.00%	$501,198,031	100.00%

Total loans	0 – 30 days	$255,546,694	50.99%	$319,966,828	63.84%

*	$132.7 million of loans were in various stages of the foreclosure process; our servicing practice for this portfolio is to move loans into our foreclosure collection process at an early stage of delinquency.
     During 2007 and during the first six months of 2008, our loans held for investment, principally Liberty Loans, became more seasoned and, as generally anticipated, a significant portion of our Liberty Loans were in the foreclosure process. At June 30, 2008, $181.0 million of Liberty Loans, or 41%, of the portfolio of loans held for investment were in our foreclosure process, compared with $180.8 million, or 36%, at December 31, 2007 and $131.4 million, or 27%, at June 30, 2007. Our historical experience with Liberty Loans is that a percentage of the loans in the foreclosure process pay off in full, and our recent historical experience is that such payoffs have included 80% or more of all unpaid interest due on the loans being repaid at the time of payoff, prior to actual foreclosure sale. However, during 2007, particularly during the second half of the year, and continuing in the first six months of 2008, due to declining housing prices in general and a rapid and severe credit tightening throughout the mortgage industry, particularly for subprime borrowers, total portfolio payoffs through borrower refinancing have declined significantly as it became more difficult for borrowers with any type of credit deficiency to refinance their loans. Portfolio payoffs declined approximately 14% in the quarter ended June 30, 2008 from the quarter ended March 31, 2008, and approximately 17% in the quarter ended March 31, 2008 from the quarter ended December 31, 2007.

Other Real Estate Owned
     The following table sets forth our real estate owned, or OREO portfolio, and OREO sales during the three and six months ended June 30, 2008 and June 30, 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Other real estate owned	$61,843,230	$33,142,484	$61,843,230	$33,142,484
OREO as a percentage of total assets	4.78%	1.67%	4.78%	1.67%
OREO sold	$9,381,848	$7,574,705	$16,650,847	$15,927,485
Gain on sale	$291,891	$117,632	$382,707	$238,807
Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Overview. The Company had a net loss of $281.4 million for the second quarter of 2008, compared with a net loss of $3.6 million for the second quarter of 2007. The substantial further deterioration in the housing and subprime mortgage markets, the continued declines in housing values and the general lack of available mortgage credit for subprime borrowers, coupled with a weakening national economy, have continued to negatively impact the credit quality of the acquired and originated loans in the Company’s portfolios, including particularly the portfolio of acquired second-lien mortgage loans. As a result, the Company substantially increased its allowance for loan losses during the quarter ended June 30, 2008 in order to reflect increased estimates of delinquencies and inherent losses in its portfolios, and the provision for loan losses increased to $280.5 million in the quarter ended June 30, 2008 compared with $5.7 million in the quarter ended June 30, 2007. The allowance for loan losses for all portfolios at June 30, 2008 aggregated $462.4 million, compared with $254.7 million at December 31, 2007. As a result of the second quarter 2008 provision for loan losses, the Company had a stockholders’ deficit of $242.5 million at June 30, 2008, compared to stockholders’ equity of $39.3 million at December 31, 2007.
     The Company had a loss per common share for the three months ended June 30, 2008 of $35.26 both on a diluted and basic basis, compared to a loss per common share of $0.45 on both a diluted and basic basis for the three months ended June 30, 2007. The size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at June 30, 2008 decreased to $1.19 billion from $1.58 billion at the end of 2007, and from $1.86 billion at June 30, 2007. Revenues decreased by 34% to $30.9 million for the three months ended June 30, 2008, from $47.1 million for the three months ended June 30, 2007. Our total debt outstanding decreased to $1.52 billion at June 30, 2008 from $1.63 billion at December 31, 2007, and from $1.92 billion at June 30, 2007. As a result of the decrease of our total debt, the restructuring of our debt and the benefit of a decline in one-month LIBOR over the past twelve months on our interest-sensitive borrowings, interest expense (inclusive of amortization of deferred financing costs and success fees) decreased by $17.2 million, or 47%, during the second quarter of 2008 compared with the same period in 2007. Collection, general and administrative expenses increased by $1.5 million, or 14%, to $12.3 million during the three months ended June 30, 2008, from $10.8 million for the same period in 2007. The provision for loan losses increased by $274.8 million to $280.5 million in the three months ended June 30, 2008.
     Revenues. Revenues decreased by $16.3 million, or 34%, to $30.9 million during the second quarter of 2008, from $47.1 million during the same period in 2007. Revenues include interest income, purchase discount earned, gains on sales of notes receivable, gains on sales of originated loans, gains on sales of OREO, third-party acquisition services fees, subservicing fees, and prepayment penalties and other income.
     Interest income decreased by $16.8 million, or 39%, to $26.6 million during the three months ended June 30, 2008 from $43.4 million during the three months ended June 30, 2007. The decrease in interest income reflected a 35% decline in total assets from June 30, 2007, a significant increase in loans on nonaccrual and interest reversals on non-accrual loans due to increased serious delinquencies in the Company’s loan portfolios, and a reduction in cash interest received from nonaccrual loans during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.
     Purchase discount earned decreased by $561,000, or 41%, to $805,000 during the second quarter of 2008 from $1.4 million during the second quarter of 2007. This decrease resulted primarily from a slower rate of prepayments, less purchase discount available for accretion of discount from portfolios purchased in 2006 and 2007 and a lower balance of purchase discount available for accretion from pre-2005 acquisitions. We received $23.6 million of principal payments from notes receivable during the three months ended June 30, 2008, compared with $44.7 million of principal payments during the same quarterly period in 2007.
     There were no gains on sales of notes receivable as the Company did not sell any acquired (purchased) loans during the three months ended June 30, 2008. The Company realized a gain on sales of notes receivable of $31,000 from sales of $22.3 million of performing low-coupon notes receivable during the three months ended June 30, 2007.
     The Company did not sell any originated loans during the three months ended June 30, 2008, compared with sales of $27.4 million of originated loans during the three months ended June 30, 2007. The average gain on loans sold was 0.72% during the second quarter of 2007. In the fourth quarter of 2007, the Company suspended its sales of originated loans due to unfavorable market conditions, and, as of December 2007, the Company ceased to originate loans.
     Gain on sale of OREO increased by $174,000, or 148%, to $292,000 during the three months ended June 30, 2008, from $118,000 during the three months ended June 30, 2007. We sold 138 OREO properties with an aggregate carrying value of $9.4 million during the second quarter of 2008, as compared to 112 OREO properties with an aggregate carrying value of $7.6 million during the second quarter of 2007. The increase in gain on sale of OREO properties was due to the sale of more properties and the sale of certain high-equity properties (Liberty Loans) in the three months ended June 30, 2008.
     Prepayment penalties and other income (principally third-party acquisition services fees and subservicing fees, late charges and other servicing fees) increased by $1.2 million, or 57%, to $3.2 million during the three months ended June 30, 2008 from $2.0 million during the corresponding period last year. This increase was primarily due to increased recoveries of outside foreclosure attorney costs and the collection of past due late charges that were the result of new loss mitigation activities (loan modification programs), increased current late charges resulting primarily from the increase in delinquencies, approximately $318,000 in subservicing fees from a new third party servicing contract (Bosco) that began during the quarter ended June 30, 2008 and approximately $203,000 in net due diligence fees. The increase was only partially offset by a continuing slower rate of loan payoffs in general and fewer payoffs from states where prepayment penalties are allowed.
     Operating Expenses. Operating expenses increased by $259.1 million, or 487%, to $312.3 million during the second quarter of 2008 from $53.2 million during the same period in 2007. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.
     Interest expense decreased by $16.5 million, or 47%, to $18.9 million during the three months ended June 30, 2008, from $35.4 million during the three months ended June 30, 2007. This decrease was principally the result of a lower average cost of funds during the three months ended June 30, 2008 of 4.88%, compared to 7.84% during the three months ended June 30, 2007, reflecting the restructuring in December 2007 of the interest rate terms of our debt, a decline of about 285 basis points in one-month LIBOR since the end of the second quarter of 2008, and the forgiveness of $300 million of our debt effective December 28, 2007. On April 30, 2008, the Company entered into $275 million (notional amount) of fixed-rate interest rate swaps, and as of June 30, 2008 had a total of $1.00 billion (notional amount) of fixed-rate interest rate swaps that effectively stabilized the future interest payments on a portion of its variable-rate debt for the contractual terms of the swaps. Because short-term interest rates declined during this period, these interest rate swaps increased the Company’s interest cost by $618,000 during the three months ended June 30, 3008. At June 30, 2008, the weighted average interest rate of our borrowed funds was 4.47%, compared with 7.82% at June 30, 2007.
     Collection, general and administrative expenses increased by $1.5 million, or 14%, to $12.3 million during the three months ended June 30, 2008, from $10.8 million during the corresponding period in 2007. Collection, general and administrative expenses as a percentage of average assets increased to 3.37% during the three months ended June 30, 2008 from 2.30% during the three months ended June 30, 2007, due principally to a reduced balance sheet. The increase in collection, general and administrative expenses was the result of increased servicing costs, including the salary and benefits costs of additional staff in the collection, loss mitigation and deficiency areas due to the increased delinquencies and defaults in our loan portfolio. While salaries and employee benefits expenses increased in our Servicing Department, overall salaries and benefits costs decreased by $528,000, or 11%, due to reductions in staff throughout the Company that began in late 2007 in order to address the withdrawal from loan acquisition and origination activities. These reductions were only partially offset by the additions to staff in our Servicing Department as a result of increased delinquencies in our portfolio. While the number of servicing employees increased to 143 at June 30, 2008, from 106 employees at December 31, 2007 and 101 employees at June 30, 2007, we ended the second quarter of 2008 with a total of 210 employees, compared to a total of 207 employees at year-end 2007 and a total of 318 employees at the end of the second quarter of 2007. Legal fees relating to the increased activity with respect to foreclosures, increased by $1.1 million, or 75%, to $2.5 million from $1.4 million during the same period last year. This increase reflected the cost of outside legal counsel for increased foreclosure, bankruptcy and judgment activity in both the notes receivable and Liberty Loan portfolios. The Company also experienced an increase in corporate legal expenditures, principally related to the restructuring of our debt with our lenders, of $329,000, or 124%, to $594,000 from $265,000 during the same period last year. Servicing expenses related to the maintenance and management of OREO increased by approximately $451,000 to $772,000 during the second quarter of 2008, from $321,000 during the same period last year. In addition, third-party servicing expenses related to our collection, loss mitigation and deficiency operations increased by $2,000 to $702,000, from $700,000 for the three months ended June 30, 2007. Professional fees increased by $98,000, or 19%, to $612,000 from $514,000, principally due to increased outside tax and audit fees compared to the same period last year. Loan acquisition costs decreased by $484,000 as the Company did not seek to acquire pools of mortgage loans in the second quarter of 2008. Various other general and administrative expenses increased by approximately $611,000 during the three months ended June 30, 2008, principally due to a lease buyout of vacated Tribeca Lending office space of $661,000, which was partially offset by reduced costs throughout the Company’s operations, reflecting the impact of the Forbearance Agreements entered into on December 28, 2007 on our business activities, principally the stoppage of all acquisitions and originations of loans.

     The provision for loan losses increased by $274.8 million to $280.5 million during the three months ended June 30, 2008, from $5.7 million during the three months ended June 30, 2007. During the six months ended June 30, 2008, the U.S. housing and subprime mortgage markets experienced continued deterioration. This deterioration continued to give rise to industry-wide increases in mortgage delinquencies reflecting the decline in collateral values and related declines in borrowers’ equity in their homes, particularly with respect to subprime loans originated throughout the mortgage industry during 2005, 2006 and the early months of 2007. These deteriorating conditions in the housing and subprime mortgage markets continued to negatively impact the credit quality of the Company’s portfolios during the first half of 2008, particularly with regard to the second-lien mortgage loan portfolio. As a result, the Company significantly increased its estimates of inherent losses in the portfolios of purchased loans, particularly its purchased second-lien mortgage loans, and its originated subprime loans, which resulted in an increase in the provision for loan losses of $274.8 million in the quarter ended June 30, 2008, compared with a provision of $5.7 million in the quarter ended June 30, 2008. The allowance for loan losses for all portfolios at June 30, 2008 aggregated $462.4 million, compared with $254.7 million at December 31, 2007.
     Amortization of deferred financing costs decreased by $660,000, or 67%, to $318,000 during the second quarter of 2008 from $978,000 during the second quarter of 2007. This decrease resulted primarily from a slower rate of prepayments on all portfolios of loans, which caused reduced prepayments of our borrowed funds, and from the elimination of $300 million of debt as of December 28, 2007.
     Depreciation expenses decreased by $72,000, or 20%, to $298,000 in the second quarter of 2008. This decrease during the three months ended June 30, 2008 was principally due to fully depreciated assets during the past twelve months and a reduction in assets purchased compared with the same quarterly period in 2007.
     Our pre-tax loss increased by $275.4 million to a loss of $281.4 million during the three months ended June 30, 2008, from a loss of $6.1 million during the three months ended June 30, 2007 for the reasons set forth above.
     The Company did not record a tax benefit during the three months ended June 30, 2008, compared with a tax benefit of $2.5 million during the three months ended June 30, 2007.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Overview. The Company had a net loss of $288.0 million for the first six months of 2008, compared with a net loss of $5.5 million for the six months of 2007. Due principally to the continued deterioration in the housing and subprime mortgage markets and deterioration in the performance of the Company’s portfolios of acquired and originated loans, including particularly the portfolio of acquired second-lien mortgage loans, and the significantly increased estimates of inherent losses in its portfolios described above, the Company’s provision for loan losses increased to $289.1 million in the six months ended June 30, 2008, compared with $10.0 million in the six months ended June 30, 2007. The allowance for loan losses for all portfolios at June 30, 2008 was $462.4 million, compared with $254.7 million at December 31, 2007.
     The Company had a net loss of $288.0 million for the first half of 2008, compared with a net loss of $5.5 million for the first half of 2007. The Company had a loss per common share for the six months ended June 30, 2008 of $36.10 both on a diluted and basic basis, compared to a loss per common share of $0.70 on both a diluted and basic basis for the six months ended June 30, 2007. The size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at June 30, 2008 decreased to $1.19 billion from $1.58 billion at the end of 2007, and from $1.86 billion at June 30,

2007. Revenues decreased by 26% to $66.1 million for the six months ended June 30, 2008, from $89.7 million for the six months ended June 30, 2007. Our total debt outstanding decreased to $1.52 billion at June 30, 2008 from $1.63 billion at December 31, 2007, and from $1.92 billion at June 30, 2007. As a result of the decrease of our total debt, the restructuring of our debt and the benefit of a decline of approximately 285 basis points in one-month LIBOR since July 1, 2007 on our interest-sensitive borrowings, interest expense (inclusive of amortization of deferred financing costs and success fees) decreased by $26.4 million, or 38%, during the first half of 2008 compared with the same period in 2007. Collection, general and administrative expenses increased by $2.3 million, or 12%, to $21.9 million during the six months ended June 30, 2008, from $19.7 million for the same period in 2007. The provision for loan losses increased by $279.2 million to $289.1 million in the six months ended June 30, 2008. The Company had a stockholders’ deficit of $242.5 million at June 30, 2008, compared to stockholders’ equity of $39.3 million at December 31, 2007.
     Revenues. Revenues decreased by $23.6 million, or 26%, to $66.1 million during the first half of 2008, from $89.7 million during the same period in 2007. Revenues include interest income, purchase discount earned, gains on sales of notes receivable, gains on sales of originated loans, gains on sales of OREO, third-party acquisition services fees, subservicing fees, and prepayment penalties and other income.
     Interest income decreased by $23.4 million, or 28%, to $58.9 million during the six months ended June 30, 2008 from $82.3 million during the six months ended June 30, 2007. The decrease in interest income reflected a 35% decline in total assets from June 30, 2007, a significant increase in loans on nonaccrual and interest reversals on non-accrual loans due to increased serious delinquencies in the Company’s loan portfolios, and to a lesser extent, a reduction in cash interest received from loans on nonaccrual during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.
     Purchase discount earned decreased by $1.2 million, or 43%, to $1.6 million during the first half of 2008 from $2.8 million during the first half of 2007. This decrease resulted primarily from a slower rate of prepayments, less purchase discount available for accretion of discount from portfolios purchased in 2006 and 2007 and a lower balance of purchase discount available for accretion from pre-2005 acquisitions. We received $49.7 million of principal payments from notes receivable during the six months ended June 30, 2008, compared with $105.8 million of principal payments during the same quarterly period in 2007.
     There were no gains on sales of notes receivable as the Company did not sell any acquired (purchased) loans during the six months ended June 30, 2008. The Company realized a gain on sales of notes receivable of $31,000 from sales of $22.3 million of performing low-coupon notes receivable during the six months ended June 30, 2007.
     The Company did not sell any originated loans during the six months ended June 30, 2008, compared with $31.3 million of originated loans sold during the six months ended June 30, 2007. The average gain on loans sold was 0.64% during the first half of 2007. In the fourth quarter of 2007, the Company suspended its sales of originated loans due to unfavorable market conditions, and as of December 2007, the Company ceased to originate loans.
     Gain on sale of OREO increased by $144,000, or 60%, to $383,000 during the six months ended June 30, 2008, from $239,000 during the six months ended June 30, 2007. We sold 221 OREO properties with an aggregate carrying value of $16.7 million during the first half of 2008, as compared to 241 OREO properties with an aggregate carrying value of $15.9 million during the first half of 2007. The increase in the gain on sale of OREO properties was due in part to certain high-equity properties (Liberty Loans) that were sold in the six months ended June 30, 2008.
     Prepayment penalties and other income (principally third-party acquisition services fees and subservicing fees, late charges and other servicing fees) increased by $1.1 million, or 26%, to $5.2 million during the six months ended June 30, 2008 from $4.1 million during the corresponding period last year. This increase was primarily due to increased recoveries of outside foreclosure attorney costs and the collection of past due late charges that were the result of new loss mitigation activities (loan modification programs), increased current late charges resulting primarily from the increase in delinquencies, approximately $318,000 in subservicing fees from a new third party servicing contract (Bosco) that began during the quarter ended June 30, 2008, and approximately $279,000 in net due diligence fees. The increase was only partially offset by a slower rate of loan payoffs in general and fewer payoffs from states where prepayment penalties are allowed.
     Operating Expenses. Operating expenses increased by $254.9 million, or 257%, to $354.0 million during the first half of 2008 from $99.1 million during the same period in 2007. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.
     Interest expense decreased by $25.2 million, or 38%, to $41.8 million during the six months ended June 30, 2008, from $67.0 million during the six months ended June 30, 2007. This decrease was principally the result of a lower average cost of funds during the six months ended June 30, 2008 of 5.29%, compared to 7.78% during the six months ended June 30, 2007, reflecting the restructuring in December 2007 of the interest rate terms of our debt and a decline of about 285 basis points in one-month LIBOR since July 1, 2007, and the forgiveness of $300 million of our debt effective December 28, 2007. On February 27, 2008, the Company entered into $725 million (notional amount) of fixed-rate interest rate swaps, and on April 30, 2008, the Company entered into an additional $275 million (notional amount) of fixed-rate interest rate swaps, in order to effectively stabilize the future interest payments on a portion of its variable-rate debt. Because short-term interest rates declined during this period, these interest rate swaps increased the Company’s interest cost by $473,000 during the six months ended June 30, 3008. At June 30, 2008, the weighted average interest rate of our borrowed funds was 4.47%, compared with 7.82% at June 30, 2007.
     Collection, general and administrative expenses increased by $2.3 million, or 12%, to $21.9 million during the six months ended June 30, 2008, from $19.7 million during the corresponding period in 2007. Collection, general and administrative expenses as a percentage of average assets increased to 2.94% during the six months ended June 30, 2008 from 2.15% during the six months ended June 30, 2007, due in part to the Company’s reduced balance sheet. The increase in collection, general and administrative expenses was principally the result of increased servicing costs due to increased delinquencies and defaults in our loan portfolio. Salaries and employee benefits expenses decreased by $358,000, or 4%, due to reductions in staff throughout the Company that began in late 2007 in order to address the withdrawal from loan acquisition and origination activities. These reductions were only partially offset by the additions to staff in our Servicing Department in order to address the increased delinquencies in our portfolio. While the number of servicing employees increased to 143 at June 30, 2008, from 101 employees at June 30, 2007, we ended the second quarter of 2008 with a total of 210 employees, compared to a total of 318 employees at the end of the second quarter of 2007. Legal fees relating to increased activity with respect to foreclosures, increased by $1.7 million, or 68%, to $4.3 million from $2.6 million during the same period last year. This increase reflected the cost of outside legal counsel for increased foreclosure, bankruptcy and judgment activity in both the notes receivable and Liberty Loan portfolios. The Company also experienced an increase in corporate legal expenditures, principally related to the restructuring of our debt with our lenders, of $502,000, or 118%, to $928,000 from $426,000 during the same six-month period last year. Servicing expenses related to the maintenance and management of OREO increased by approximately $840,000 to $1.3 million during the first half of 2008, from $489,000 during the same six-month period last year. In addition, third-party servicing expenses related to our collection, loss mitigation and deficiency operations increased by $188,000 to $1.4 million, from $1.2 million for the six months ended June 30, 2007. Professional fees increased by $49,000, or 5%, to $1.1 million from $1.0 million, principally due to increased outside tax and audit fees compared to the same period last year. Loan acquisition costs decreased by $949,000 as the Company did not seek to acquire pools of mortgage loans in the first half of 2008. Various other general and administrative expenses decreased by approximately $700,000 during the six months ended June 30, 2008, principally due to reduced costs throughout the Company’s operations, reflecting the impact of the Forbearance Agreements entered into on December 28, 2007 on our business activities, principally the stoppage of all acquisitions and originations of loans. This decrease was partially offset by a $661,000 lease buyout of vacated Tribeca Lending office space during the six months ended June 30, 2008.
     During the six months ended June 30, 2008, the U.S. housing and subprime mortgage markets experienced continued deterioration. This deterioration continued to give rise to industry-wide increases in mortgage delinquencies reflecting the decline in collateral values and related declines in borrowers’ equity in their homes, particularly with respect to subprime loans originated throughout the mortgage industry during 2005, 2006 and the early months of 2007. These deteriorating conditions in the housing and subprime mortgage markets continued to negatively impact the credit quality of the Company’s portfolios during the first half of 2008, particularly with regard to the second-lien mortgage loan portfolio. As a result, the Company significantly increased its estimates of inherent losses in the portfolios of purchased loans, particularly its purchased second-lien mortgage loans, and originated subprime loans, which resulted in an increase in the provision for loan losses of $279.2 million during the six months ended June 30, 2008, from $10.0 million during the six months ended June 30, 2007.
     Amortization of deferred financing costs decreased by $1.2 million, or 67%, to $574,000 during the first half of 2008 from $1.8 million during the first half of 2007. This decrease resulted primarily from a slower rate of prepayments on all portfolios of loans, which caused reduced prepayments of our borrowed funds, and from the elimination of $300 million of debt as of December 28, 2007.
     Depreciation expenses decreased by $103,000, or 14%, to $614,000 in the first half of 2008. This decrease during the six months ended June 30, 2008 was principally due to fully depreciated assets during the past twelve months and a reduction in assets purchased compared with the corresponding period in 2007.
     Our pre-tax loss increased by $278.5 million to a loss of $288.0 million during the six months ended June 30, 2008, from a loss of $9.4 million during the six months ended June 30, 2007 for the reasons set forth above.
     The Company did not record a tax benefit during the six months ended June 30, 2008, compared with a tax benefit of $3.9 million during the six months ended June 30, 2007.
Liquidity and Capital Resources
General
     We ceased to acquire and originate loans in November 2007, and under the terms of the Forbearance Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the bank.

     We have one source of external funding to meet our liquidity requirements, in addition to the cash flow provided from borrower payments of interest and principal on mortgage loans. See “– Borrowings.” In addition, we have had the ability, from time to time, to sell loans in the secondary market. Prior to 2008, we sold pools of acquired mortgage loans and newly originated Liberty Loans from time to time, and we sold loans that we originated specifically for sale into the secondary market on a regular basis. Due to severe disruptions in the capital markets since mid-2007 and current secondary market conditions, particularly the severe contraction in secondary market liquidity for non-prime mortgage loans, sales of loans in the near future are unlikely.
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
     Short-term Investments. The Company’s short-term investment portfolio includes U.S. treasury bills, investment-grade commercial paper and money market accounts. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk. At June 30, 2008, the Company had short-term investments of $4.8 million. As of August 2008, all of the Company’s short-term investments were in accounts at The Huntington National Bank.
     Cost of Funds. As of June 30, 2008, we had total borrowings of $1.52 billion, of which $1.48 billion was subject to our credit facilities and modified by the Forbearance Agreements effective December 28, 2007, as amended effective March 31, 2008 and August 15, 2008, and $41.9 million remained under our unrestructured credit facility. Substantially all of the debt under these facilities was incurred in connection with the purchase and origination of, and is secured by, our acquired loans (notes receivable), originated loans held for investment and OREO portfolios. At June 30, 2008, the interest rates on our term debt were as follows:

		Under the terms of credit
	In accordance with the	agreements excluded
	terms of the Forbearance	from the Forbearance
	Agreements as amended	Agreements as amended
LIBOR plus 2.25%	$935,832,674	$—
LIBOR plus 2.75%	416,713,418	—
0% (fixed)*	125,000,000	—
FHLB one-month LIBOR advance rate plus 2.60%	—	16,938,709
FHLB one-month LIBOR advance rate plus 2.75%	—	24,990,476

	$1,477,546,092	$41,929,185

*	Interest of 20% begins to accrue after the Franklin Tranche A debt, $547.6 million as of June 30, 2008, is paid off in full.
     At June 30, 2008, the weighted average interest rate on term debt was 4.47%. Our warehouse facilities were utilized, until December 28, 2007, to fund Tribeca’s originations of loans and the acquisition of loans through our “Flow Acquisitions Group” pending sale to others or pending funding under our credit facilities for loans to be held in portfolio. As of December 31, 2007, both warehouse facilities were discontinued.
Cash Flow from Operating, Investing and Financing Activities
     Liquidity represents our ability to obtain adequate funding to meet our financial obligations. Our liquidity position prior to December 28, 2007 was affected by mortgage loan purchase and origination volume, and is affected by mortgage loan payments, including prepayments, loan maturities and the amortization and maturity structure of borrowings under our credit facilities. In accordance with the terms of our Forbearance Agreements, we receive a cash allowance that has been generally adequate to meet our operating expenses.
     At June 30, 2008, we had cash and cash equivalents of $14.6 million compared with $18.3 million at December 31, 2007. As of August 2008, all of the Company’s depository accounts were at The Huntington National Bank. Restricted cash of $36.5 million and $40.3 million at June 30, 2008 and December 31, 2007, respectively, was restricted under our credit agreements and lockbox facility with our bank.
     Substantially all of our assets are invested in our portfolios of notes receivable, loans held for investment, OREO and, from time to time, loans held for sale. Primary sources of our cash flow for operating and investing activities have been borrowings under our various credit facilities, collections of interest and principal on notes receivable and loans held for investment and proceeds from sales of notes and OREO properties, and from time to time, sales of our newly originated loans that generally were held for investment. Primary uses of cash included purchases of notes receivable, originations of loans and for operating expenses. We relied significantly upon our lender and the other banks that participated in the loans made to us by our lender to provide the funds necessary for the purchase of notes receivable portfolios and the origination of loans. While we historically had been able to finance these purchases and originations, we have not had, at any time since our inception, committed loan facilities in significant excess of the amount we currently had outstanding under our credit facilities. We ceased to acquire and originate loans in November 2007, and under the terms of the Forbearance Agreements, we are expressly prohibited from acquiring or originating mortgage loans or other assets without the prior consent of the bank.
     Net cash used in operating activities was $5.2 million during the six months ended June 30, 2008, compared with net cash used of $6.4 million during the six months ended June 30, 2007. The decrease in cash used in operating activities during the six months ended June 30, 2008 was primarily due to the Company not originating new loans for sale in the secondary market during the first half of 2008.
     Net cash provided by investing activities was $110.9 million during the six months ended June 30, 2008, compared to $311.3 million of cash used during the six months ended June 30, 2007. The decrease in cash used in investing activities during the six months ended June 30, 2008 was due primarily to our not acquiring or originating loans in the first half of 2008, which was partially offset by a reduction in principal collections on both notes receivable and loans held for investment.
     Net cash used in financing activities increased to approximately $109.4 million during the six months ended June 30, 2008, compared to $322.3 million provided by financing activities during the six months ended June 30, 2007. The decrease in cash provided by financing activities during the six months ended June 30, 2008 was due to the reasons set forth above.

Borrowings
     As of June 30, 2008, the Company owed an aggregate of $1.52 billion under the Forbearance Agreements and one remaining credit facility excluded from the Forbearance Agreements with our lender. These borrowings are shown in the Company’s financial statements as “Notes payable” (referred to as “term loans” herein).
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

			Applicable
		Outstanding	Interest	Required Monthly	Required Monthly
	Outstanding	Principal	Margin Over	Principal	Principal
	Principal Amount –	Amount -	LIBOR	Amortization -	Amortization -
	Franklin Credit	Tribeca	(basis points)	Franklin Credit	Tribeca
Tranche A	$600,000,000	$400,000,000	225	$5,400,000	$3,600,000
Tranche B	$323,255,000	$91,142,000	275	$750,000	$250,000
Tranche C	$125,000,000	N/A	N/A (1)	N/A (2)	N/A
Tranche D	$1,033,000 (3)	N/A	250 (4)	N/A	N/A
Unrestructured Debt	$44,537,000	$44,835,000	235-250	$148,000	$498,000

(1)	The applicable interest rate is fixed at 10% per annum. Interest will be paid in kind during the term of the forbearance.

(2)	Tranche C requires no principal amortization. All principal is due at maturity.

(3)	Tranche D serves as a revolving credit line with a maximum availability of $5 million, and an additional $5 million which may be used for issuance of letters of credit.

(4)	Does not include a letter of credit facing fee of 0.125% per annum on the average daily undrawn amount of each issued and outstanding letter of credit.
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
Recent Events – Forbearance Agreements
August 2008 Modification to Forbearance Agreements
     The Company entered into additional amendments to the Forbearance Agreements, effective August 15, 2008, whereby, among other things, (a) the minimum net worth covenant was eliminated, (b) the prescribed interest coverage ratios based on EBITDA were changed to ratios based on actual cash flows, (c) cash flows available for debt service shall include all of the Company’s cash receipts, including its cash revenues from providing subservicing and other services for third parties, and (d) the existing extension of an additional period of forbearance through July 31, 2008 in respect of the remaining Unrestructured Debt was extended to December 31, 2008, and absent the occurrence of an event of default, the bank agreed not to initiate collection proceedings against the Company in respect of any of the unrestructured debt. In addition, all identified forbearance defaults, including the minimum net worth covenant, that existed as of June 30, 2008 were waived. As a result, the Company currently is in compliance with all of the terms of the Forbearance Agreements.
Unrestructured Debt
     The Company failed to make the minimum debt service payments due on July 5, 2008 and August 5. 2008, in the aggregate amount of $245,000, as required by the Master Credit Agreement in respect of the Unrestructured Debt, due to a shortfall of collections on the related collateral. The Company made the required payments from its own cash account on August 14, 2008.
Master Credit Facilities – Term Loans
     The summary that follows describes the terms of the Company’s credit facilities in effect prior to entering into the Forbearance Agreements on December 28, 2007 described above, which substantially modified such facilities, except for the Unrestructured Debt.

     General. In October 2004, the Company, and its finance subsidiaries, excluding Tribeca, entered into a master credit and security agreement (the “Franklin Master Credit Facility”) with Huntington National Bank, an Ohio banking corporation, which we refer to as the bank, our lender or Huntington. Under this master credit facility, we requested term loans to finance the purchase of residential mortgage loans or refinance existing outstanding loans under this facility. The facility did not include a commitment to additional lendings or a commitment to refinance existing outstanding term loans when they matured, which were therefore subject to our lender’s discretion as well as any regulatory limitations to which our lender was subject. At June 30, 2008, $41.9 million remained outstanding under this facility (the remaining portion of the Unrestructured Debt), and the interest rate continues to be based on the Federal Home Loan Bank of Cincinnati 30-day advance rate plus margins of 2.60% and 2.75%.
     In February 2006, Tribeca and certain of its subsidiaries entered into the Tribeca Master Credit Facility with Huntington, pursuant to which certain Tribeca subsidiaries borrowed term loans to finance their origination of loans Tribeca previously financed under its warehouse line of credit with Huntington and consolidate and refinance prior term loans made by Huntington to such subsidiaries. The facility did not include a commitment for additional lendings or a commitment to refinance existing outstanding term loans when they matured, which were subject to our lender’s discretion, as well as any regulatory limitations to which Huntington was subject. At both June 30, 2008 and December 31, 2007, $0 remained outstanding under this facility.
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
     The unpaid principal balance of the BOS Loan was amortized over a period of 20 years, but had a maturity date in March 2009. The Tribeca Subsidiary Borrower was required to make monthly amortization payments and payments of interest on the BOS Loan. The facility did not include a commitment to additional lendings or a commitment to refinance the remaining outstanding balance of the loan at its maturity. Pursuant to the Forbearance Agreement Amendments, the outstanding balance of this indebtedness to BOS was rolled into the Forbearance Agreements effective March 31, 2008. The outstanding balance of the BOS Loan, therefore, was $0 at June 30, 2008.
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
     Flow Warehouse. In August 2006, we entered into a new $40 million Flow Warehousing Credit and Security Agreement (the “Flow Warehouse Facility”) for a term of one year with our lender to accumulate loans acquired by the Company on a flow basis prior to consolidating such loans into term debt. This warehouse facility was renewed in August 2007 by Huntington for $20 million and for a term of one year. Interest on advances was payable monthly at a rate per annum equal to a floating rate equal to the Wall Street Journal Prime Rate minus 50 basis points. As of December 28, 2007, this facility was terminated.

Interest Rate Caps
     On August 29, 2006, the Company purchased a $300 million (notional amount) one-month LIBOR cap with a strike price of 5.75% at a price of $101,000, and on August 30, 2006, the Company purchased a $500 million (notional amount) one-month LIBOR cap with a strike price of 6.0% at a price of $60,000. Both cap agreements expired on August 31, 2007.
     On September 5, 2007, the Company purchased a $200 million (notional amount) one-month LIBOR cap with a strike price of 5.75% at a price of $102,000, and on September 6, 2007, the Company purchased a $400 million (notional amount) one-month LIBOR cap with a strike price of 6.0% at a price of $90,000. Both cap agreements are non-amortizing and will be in effect for one year. The cap resets match the interest rate resets on a portion of the Company’s term debt. These caps will limit the Company’s exposure to increased borrowing costs on $200 million of term debt should the one-month LIBOR rate exceed 5.75%, and on a total of $600 million of term debt should such rate exceed 6.0%. The interest rate caps are not designated as hedging instruments for accounting purposes; therefore, a change in the fair market value of the caps is recognized as gain or loss in earnings in the current period. These cap agreements expire on September 30, 2008.
     The following table presents the contract/notional and fair value amounts of the interest rate cap transactions at June 30, 2008:

Interest Rate Caps	Notional Amount	Expiration Date	Premium Paid	Fair Value
Cap 1	$200,000,000	September 30, 2008	$102,000	$—
Cap 2	400,000,000	September 30, 2008	90,000	—

Total	$600,000,000		$192,000	$—

Interest Rate Swaps
     Effective February 27, 2008, the Company entered into $725 million (notional amount) of fixed-rate interest rate swaps in order to effectively stabilize the future interest payments on a portion of its interest-sensitive borrowings. The fixed-rate swaps are for periods ranging from one to four years, are non-amortizing, and are in effect for the respective full terms of each swap agreement. These swaps will effectively fix the Company’s interest costs on a portion of its borrowings regardless of increases or decreases in one-month LIBOR. The interest rate swaps were executed with the Company’s lead lending bank and are for the following terms: $220 million notional amount for one year at a fixed rate of 2.62%; $390 million notional amount for two-years at a fixed rate of 2.79%; $70 million notional amount for three years at a fixed rate of 3.11%; and, $45 million notional amount for four years at a fixed rate of 3.43%.
     Effective April 30, 2008, the Company entered into an additional $275 million (notional amount) of fixed-rate interest rate swaps in order to effectively stabilize the future interest payments on a portion of its interest-sensitive borrowings. The fixed-rate swaps are for a period of three years, are non-amortizing, and at a fixed rate of 3.47%. These swaps will reduce further the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR during the remaining terms of the swap agreements. The interest rate swaps were executed with the Company’s lead lending bank.
     Under these swap agreements, the Company will make interest payments to its lead lending bank at fixed rates and will receive interest payments from its lead lending bank on the same notional amounts at variable rates based on LIBOR. Effective December 28, 2007, the Company pays interest on its interest-sensitive borrowings, principally based on one-month LIBOR plus applicable margins. Accordingly, Franklin has established a fixed rate plus applicable margins on $1.00 billion of its borrowings ranging from just under one year to just under four years as of June 30, 2008. The weighted average fixed rate of the total $1.00 billion of swaps is approximately 2.99%.
     The following table presents the notional and fair value amounts of the interest rate swaps at June 30, 2008.

Notional Amount	Term	Fixed Rate	Estimated Fair Value*
$220,000,000	1 year	2.62%	$217,521
390,000,000	2 years	2.79%	2,733,960
275,000,000	3 years	3.47%	1,488,243
70,000,000	3 years	3.11%	901,567
45,000,000	4 years	3.43%	699,058

$1,000,000,000			$6,040,349

*	Determined in accordance with SFAS 157 based upon a “Level 2” valuation methodology.
     The net effect of the interest rate swaps for the three and six months ended June 30, 2008 was $618,000 and $473,000, respectively, which increased our interest expense. The estimated fair value of the swaps at June 30, 2008 was $6.0 million, which increased stockholders’ equity (other comprehensive income). The fair value of the interest-rate swaps in the future will fluctuate as LIBOR interest rates change and as the remaining term of the swaps becomes shorter.
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
     In addition to the performance of the loans in our portfolios, the Company’s operating results depend in large part on differences between the interest earned on its assets and the interest paid on its borrowings. Most of the Company’s assets, consisting primarily of mortgage notes receivable, generate fixed returns and have remaining contractual maturities in excess of five years, while the majority of originated loans held for investment generate fixed returns for the first two years and six-month adjustable returns thereafter. As of December 28, 2007, the effective date of the Forbearance Agreements, our borrowings are based on one-month LIBOR. Prior to December 28, 2007, we funded the origination and acquisition of these assets with borrowings that had interest rates based on the monthly Federal Home Loan Bank of Cincinnati (“FHLB”) 30-day advance rate. In most cases, the interest income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest income and, therefore, net income. Our borrowings bear interest at rates that fluctuate with one-month LIBOR. Based on approximately $396.3 million of unhedged interest-rate sensitive borrowings outstanding at June 30, 2008, a 1% instantaneous and sustained increase in the one-month LIBOR rate could increase quarterly interest expense by as much as approximately $991,000, pre-tax, during the remaining terms of the swap agreements, which would negatively impact our quarterly after-tax net income. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income and the market value of our net assets. As the Company’s existing swap contracts expire, if not renewed, a 1% instantaneous and sustained increase in the one-month LIBOR rate would increase quarterly interest expense greater than $991,000 pre-tax. See “Management’s Discussion and Analysis – Borrowings.”
     The value of our assets may be affected by prepayment rates on investments. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty. When we originated and purchased mortgage loans, we expected that such mortgage loans would have a measure of protection from prepayment in the form of prepayment lockout periods or prepayment penalties. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments. During 2007 and the first six months of 2008, due to declining housing prices in general and a rapid and severe credit tightening throughout the industry, portfolio payoffs through borrower refinancing have been declining as it has become more difficult for borrowers, particularly borrowers with any type of credit deficiency, to refinance their loans.
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
     During the first half of 2008, the deterioration in the housing and subprime mortgage markets, particularly declining home values, continued. Additionally, the significant tightening of credit availability throughout the mortgage lending industry, and particularly in the subprime segment of the industry, continued unabated. These market events of approximately the past fifteen months have increased and are expected to continue to result in increased delinquencies, defaults and losses on residential 1-4 family loans.
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
Changes in Internal Controls over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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
     On February 6, 2008, the Company commenced an action in the Supreme Court of the State of New York, County of New York styled Franklin Credit Management Corporation v. WMC Mortgage LLC, successor to WMC Mortgage Corp., (the “First WMC Litigation”). The First WMC Litigation arises from the Company’s purchase of approximately $170 million of second mortgages from WMC Mortgage Corp. (“WMC”), an affiliate of General Electric Corporation. Through the First WMC Litigation, the Company seeks damages in an amount not less than $35.5 million resulting from breaches of the representations and warranties contained in the loan purchase agreements entered into between the Company and WMC. The Defendant has served an Answer to the Complaint generally denying the allegations. Discovery has commenced. No trial date has been set.
     On August 15, 2008, the Company commenced a second action in the Supreme Court of the State of New York, County of New York styled Franklin Credit Management Corporation v. WMC Mortgage LLC, successor to WMC Mortgage Corp., (the “Second WMC Litigation”) seeking damages, with respect to second mortgages purchased from WMC during 2006, which were not subject of the First WMC Litigation, in an amount not less than $36.8 million resulting from breaches of representations and warranties contained in the loan purchase agreements entered into between the Company and WMC. The Defendant has not, as yet, served an answer to the Complaint.
ITEM 1A. RISK FACTORS
     Except as reflected in this Form 10-Q, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.
Stockholders’ Deficit
     The Company had a net loss of $281.4 million and 288.0 million for the three and six months ended June 30, 2008, respectively. As a result, the Company had deficit stockholders’ equity of $242.5 million at June 30, 2008. Deficit stockholders’ equity could seriously limit our operations, particularly our authority to service our loans and loans for third parties, and our recent efforts to provide services for third parties, on a fee-paying basis, which are directly related to our servicing operations and our portfolio acquisition experience with residential mortgage loans.

Licenses to Service Loans
     The requirements imposed by state mortgage finance licensing laws vary considerably. Many mortgage licensing laws impose a licensing obligation to service residential mortgage loans and certain state collection agency licensing laws require entities collecting on delinquent or defaulted loans for others or to acquire such loans to be licensed as well. Once these licenses are obtained, state regulators impose additional ongoing obligations on licensees, such as maintaining certain minimum net worth or line of credit requirements. If we do not, among other things, meet these minimum net worth or line of credit requirements, the regulators may revoke or suspend our licenses and prevent us from continuing to service loans, which would adversely affect our operations and financial condition and ability to attract new servicing customers. Our deficit net worth (stockholders’ deficit) as of June 30, 2008 will likely result in our non-compliance with the requirements to maintain certain licenses in approximately 21 states, and consequently, the regulators in all or some states may take a number of possible corrective actions in response to our noncompliance including license revocation or suspension, requiring us to file a corrective action plan, fine assessment, denial of an application for renewal of a license, or a combination of the same, in which case our business would be adversely affected. Moreover, our Forbearance Agreements with The Huntington National Bank, which are described below, contain affirmative covenants that we maintain and comply in all material respects with all governmental licenses and authorizations to hold and service mortgage loans and real estate owned properties. If we breach such covenants or The Huntington National Bank determines that there has been a material adverse affect on our business and, in either instance, notice of the same is provided to us by The Huntington National Bank, any such noticed event would be a Forbearance Default under the Forbearance Agreements, which would entitle The Huntington National Bank to declare our indebtedness immediately due and payable and transfer our rights as servicer to a third party.
     We are currently evaluating various options and corporate structures to address the minimum net worth situation, to help preserve the good standing of our licenses and to ensure that we are able to continue to service loans. The options may include changes to our corporate structure so that our servicing operations would be segregated in a wholly-owned subsidiary. While we believe that the required consent and cooperation of The Huntington National Bank for any changes we determine to implement, that would enable us to retain our servicing and debt collection licenses with all or most states, would be obtained, there can be no assurance that we will identify and successfully implement a viable option to enable us to retain these licenses.
Delisting – The Nasdaq Capital Market
     Our common stock currently trades on The Nasdaq Capital Market. Franklin had previously received from Nasdaq a notice of delisting in respect of the failure of the Company’s common stock to maintain a minimum bid price of $1.00 per share. The Company cannot regain compliance for the required ten trading days by the Nasdaq deadline of August 18, 2008. Based on the Nasdaq notice, Nasdaq will determine after August 18, 2008 whether Franklin’s common stock meets the Nasdaq Capital Market’s initial listing criteria, and if it does so, the Company will have an extended period within which to regain compliance with the bid price requirement. However, the Company does not believe that it meets the initial listing criteria, and expects that absent a favorable determination or the grant of an additional grace period by Nasdaq, Nasdaq will provide written notification to the Company that its common stock will be delisted. The Company expects to seek to arrange for its quotation on the OTCBB and the Pink Sheets. The delisting of our shares from the Nasdaq Capital Market would likely reduce the liquidity of our common stock and could lead to a drop in the market price of our common stock. Because of the relatively small number of shares that are traded on the OTCBB and the Pink Sheets, share prices may be volatile and it may be difficult to find a purchaser for shares of our common stock. As a result, investors should consider the potential lack of liquidity and the long-term nature of an investment in our stock prior to investing.
     The risk factors include the following, many of which are also discussed in greater detail in the Company’s Form 10-K.
Risks Related to Our Business
•	We may experience higher loan losses than we have reserved for in our financial statements.

•	A prolonged economic slowdown or a lengthy or severe recession could harm our operations, particularly if it results in a decline in the real estate market.

•	Our credit facilities require us to observe certain covenants, and our failure to satisfy such covenants could render us insolvent.

•	If our lenders fail to renew our loans for additional terms or provide us with refinancing opportunities, our indebtedness will become due and payable in May 2009.

•	If we do not comply with certain minimum servicing standards in the Forbearance Agreements with the bank, the bank can transfer our rights as servicer to a third party.

•	Our ability to fund operating expenses depends on our principal lender continuing to provide an adequate operating allowance.

•	Our business is sensitive to, and can be materially affected by, changes in interest rates.

•	The bank may prevent our pursuing future business opportunities.

•	We use estimates for recognizing revenue on a majority of our portfolio investments and our earnings would be reduced if actual results are less than our estimates.

•	When we acquired S&D loans, the price we paid was based on a number of assumptions. Material differences between the assumptions we used in determining the value of S&D loans we acquired and our actual experience could harm our financial position.

•	If we do not obtain and maintain the appropriate state licenses, we will not be allowed to broker or service mortgage loans in some states, which would adversely affect our operations.

•	A significant amount of our loans held for portfolio are secured by property in California, New York, New Jersey and Florida, and our operations could be harmed by economic downturns or other adverse events in these states.

•	We may not be adequately protected against the risks inherent in subprime residential mortgage loans.

•	A number of our second lien mortgage loans are subordinated to ARM or interest-only mortgages that may be subject to monthly payment increases, which may result in delinquencies and increase our risk of loss on these loans.

•	We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, sellers of loans we acquired, vendors and our employees.

•	We may not be successful in entering into or implementing our planned business of providing servicing and other mortgage related services for other entities on a fee-paying basis.

•	The success and growth of our servicing business will depend on our ability to adapt to and implement technological changes, and any failure to do so could result in a material adverse effect on our business.

•	If we do not manage the changes in our businesses effectively, our financial performance could be harmed.

•	The inability to attract and retain qualified employees could significantly harm our business.

•	An interruption in or breach of our information systems may result in lost business and increased expenses.

•	We are exposed to the risk of environmental liabilities with respect to properties to which we take title.

•	A loss of our Chairman may adversely affect our operations.
Risks Related to Our Financial Statements
•	We may become subject to liability and incur increased expenditures as a result of the restatement in 2006 of certain previously issued financial statements.

•	We may become subject to liability and incur increased expenditures as a result of our reassessment of our allowance for loan losses.

•	Failures in our internal controls and disclosure controls and procedures could lead to material errors in our financial statements and cause us to fail to meet our reporting obligations.
Risks Related to the Regulation of Our Industry
•	New legislation and regulations directed at curbing predatory lending practices could restrict our ability to price, sell, or finance non-prime residential mortgage loans, which could adversely impact our earnings.

•	The broad scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

•	If financial institutions face exposure stemming from legal violations committed by the companies to which they provide financing or underwriting services, this could negatively affect the market for whole-loans and mortgage-backed securities.

•	We may be subject to fines or other penalties based upon the conduct of our independent brokers.

•	We are subject to reputational risks from negative publicity concerning the subprime mortgage industry.

•	We are subject to significant legal and reputational risks and expenses under federal and state laws concerning privacy, use and security of customer information.

•	If many of our borrowers become subject to the Servicemembers Civil Relief Act of 2003, which on July 30, 2008, was amended by the Housing and Economic Recovery Act of 2008 to temporarily enhance protections for servicemembers relating to mortgages and mortgage foreclosures until December 31, 2010, by extending the protection period and stay of proceedings from 90 days to 9 months and extending the interest rate limitation on mortgages from the period of military service to the period of military service and one year thereafter, our cash flows and interest income may be adversely affected.

•	Legislative action to provide mortgage relief to consumers, including our borrowers, may negatively impact our business.
Risks Related to Our Securities
•	Thomas J. Axon effectively controls our company, substantially reducing the influence of our other stockholders.

•	We expect to be delisted from The Nasdaq Stock Market, in which case the price and liquidity of our common stock and our ability to access the capital markets would be adversely affected.

•	Our organizational documents, Delaware law and our credit facilities may make it harder for us to be acquired without the consent and cooperation of our board of directors, management and lender.

•	Our quarterly operating results may fluctuate and cause our stock price to decline.

•	Various factors unrelated to our performance may cause the market price of our common stock to become volatile, which could harm our ability to access the capital markets in the future.

•	Future sales of our common stock may depress our stock price.

•	Compliance with the rules of the market in which our common stock trades and proposed and recently enacted changes in securities laws and regulations are likely to increase our costs.
     Additional information on these risk factors is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 11, 2008, at the Company’s annual meeting, the stockholders voted to elect two Directors to the Board of Directors and to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2008.
Election of Directors

Director	For	Withhold	Abstain	Not Voted	Total
Thomas J. Axon	4,574,229	605	1,130	3,423,314	7,999,278
Allan R. Lyons	4,574,229	605	1,130	3,423,314	7,999,278
Independent Registered Public Accountants

For	Against	Abstain	Not Voted	Total
4,574,829	—	1,135	3,423,314	7,999,278
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
     The transfer of Franklin Credit’s listing does not affect the notice of delisting previously received from Nasdaq in respect of the failure of the Company’s common stock to maintain a minimum bid price of $1.00 per share. The Company cannot regain compliance for the required ten trading days by the Nasdaq deadline of August 18, 2008. Based on the Nasdaq notice, Nasdaq will determine after August 18, 2008 whether Franklin’s common stock meets the Nasdaq Capital Market’s initial listing criteria, and if it does so, the Company will have an extended period within which to regain compliance with the bid price requirement. However, the Company does not believe that it meets the initial listing criteria, and expects that absent a favorable determination or the grant of an additional grace period by Nasdaq, Nasdaq will provide written notification to the Company that its common stock will be delisted. The Company expects to seek to arrange for its quotation on the OTCBB and the Pink Sheets.

ITEM 6. EXHIBITS

Exhibit
Number
3.1	Fifth Amended and Restated Certificate of Incorporation. Incorporated by reference to Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission (the “Commission”) on January 20, 2005.

3.2	Amended and Restated By-laws. Incorporated by reference to Appendix B to the Registrant’s Definitive Information Statement on Schedule 14C, filed with the Commission on January 20, 2005.

10.64*	Confirmation Letters, dated February 27, 2008, to the ISDA Master (Swap) Agreement between Franklin Credit Management Corporation and The Huntington National Bank, dated as of February 27, 2008.

10.65*	Confirmation Letters, dated April 30, 2008, to the ISDA Master (Swap) Agreement between Franklin Credit Management Corporation and The Huntington National Bank, dated as of February 27, 2008.

10.66*+	Loan Servicing Agreement, dated May 28, 2008, by and between Franklin Credit Management Corporation and Bosco Credit LLC.

10.67*	Amendment No. 2 to Forbearance Agreement, dated August 15, 2008, between the borrowers listed on Schedule 1 thereof, Franklin Credit Management Corporation and The Huntington National Bank.

10.68*	Amendment No. 2 to Tribeca Forbearance Agreement, dated August 15, 2008, between the borrowers listed on Schedule 1 thereof, including without limitation Tribeca Lending Corp., Franklin Credit Management Corporation and The Huntington National Bank.

10.69*	Pledge, Assignment and Security Agreement, dated August 15, 2008, by Franklin Credit Management Corporation in favor of The Huntington National Bank.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 19, 2008

FRANKLIN CREDIT MANAGEMENT CORPORATION
By:	/s/ ALEXANDER GORDON JARDIN
Alexander Gordon Jardin
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ ALEXANDER GORDON JARDIN Alexander Gordon Jardin (Principal Executive Officer)	Chief Executive Officer	August 19, 2008

/s/ PAUL D. COLASONO Paul D. Colasono (Principal Financial Officer)	Executive Vice President and Chief Financial Officer	August 19, 2008