Form 10-Q
period 2008-09-30
FRANKLIN CREDIT MANAGEMENT CORP/DE/
filed 2008-11-14
CIK 831246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 11, 2008: 8,025,295

FRANKLIN CREDIT MANAGEMENT CORPORATION
FORM 10-Q

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008
	(Unaudited)	December 31, 2007
ASSETS
Cash and cash equivalents	$19,198,703	$18,266,066
Restricted cash	23,473,926	40,326,521
Short-term investments	—	4,735,308
Notes Receivable:
Principal	1,096,264,860	1,289,550,285
Purchase discount	(9,957,715)	(10,667,649)
Allowance for loan losses	(394,042,953)	(230,809,938)

Notes receivable, net	692,264,192	1,048,072,698

Originated loans held for investment:
Principal, net of deferred fees and costs	408,282,827	501,555,859
Allowance for loan losses	(37,991,565)	(23,851,715)

Originated loans held for investment, net	370,291,262	477,704,144
Accrued interest receivable	14,958,495	22,989,901
Other real estate owned	72,105,644	58,838,831
Deferred financing costs, net	7,936,207	8,808,089
Other receivables	5,958,088	4,917,598
Building, furniture and equipment, net	2,646,680	3,363,306
Income tax receivable	4,046,541	3,682,861
Derivatives	3,079,976	—
Other assets	824,049	807,879

Total assets	$1,216,783,763	$1,692,513,202

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, net of debt discount of $208,993 at September 30, 2008 and $232,365 at December 31, 2007	$1,463,079,941	$1,628,537,798
Financing agreements	949,178	1,033,073
Accounts payable and accrued expenses	15,535,395	23,108,149
Deferred tax liability	543,507	543,507

Total liabilities	1,480,108,021	1,653,222,527

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized 3,000,000; issued – none	—	—
Common stock and additional paid-in capital, $0.01 par value, 22,000,000 authorized shares; issued and outstanding: 8,025,295 at September 30, 2008 and 8,025,295 at December 31, 2007	23,309,657	23,091,510
Accumulated other comprehensive income	3,079,976	—
(Accumulated deficit)/Retained earnings	(289,713,891)	16,199,165

Total stockholders’ (deficit)/equity	(263,324,258)	39,290,675

Total liabilities and stockholders’ equity	$1,216,783,763	$1,692,513,202

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Interest income	$19,122,096	$38,692,713	$78,047,824	$120,990,305
Purchase discount earned	547,392	1,109,316	2,134,142	3,889,523
Gain on sale of notes receivable	—	—	—	31,118
(Loss) on sale of originated loans	—	(590,243)	—	(389,510)
Gain on sale of other real estate owned	743,653	390,653	1,126,360	629,460
Servicing fees and other income	3,706,094	1,961,107	8,903,967	6,085,900

Total revenues	24,119,235	41,563,546	90,212,293	131,236,796

Operating Expenses:
Interest expense	18,267,375	39,132,464	60,052,011	106,101,071
Collection, general and administrative	12,702,951	10,255,570	34,631,247	29,918,343
Provision for loan losses	10,560,709	262,715,207	299,708,175	272,711,893
Amortization of deferred financing costs	297,917	526,729	871,882	2,280,227
Depreciation	247,732	364,484	862,034	1,081,839

Total expenses	42,076,684	312,994,454	396,125,349	412,093,373

(Loss) before provision for income taxes	(17,957,449)	(271,430,908)	(305,913,056)	(280,856,577)
Income tax benefit	—	108,510,170	—	112,398,850

Net (loss)	$(17,957,449)	$(162,920,738)	$(305,913,056)	$(168,457,727)

Net (loss) per common share:
Basic	$(2.25)	$(20.51)	$(38.34)	$(21.22)

Diluted	$(2.25)	$(20.51)	$(38.34)	$(21.22)

Weighted average number of shares outstanding:
Basic	7,986,545	7,945,295	7,979,045	7,937,795

Diluted	7,986,545	7,945,295	7,979,045	7,937,795

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

			Accumulated
	Common Stock and		Other	Retained
	Additional Paid-in Capital		Comprehensive	Earnings/
	Shares	Amount	Loss	(Deficit)	Total
BALANCE, JANUARY 1, 2008	8,025,295	$23,091,510	$—	$16,199,165	$39,290,675

Stock-based compensation	—	218,147	—	—	218,147
Net unrealized gains on derivatives	—	—	3,079,976	—	3,079,976
Net (loss)	—	—	—	(305,913,056)	(305,913,056)

BALANCE, SEPTEMBER 30, 2008	8,025,295	$23,309,657	$3,079,976	$(289,713,891)	$(263,324,258)

     For the nine months ended September 30, 2008, the total comprehensive loss amounted to $302,833,080, which was comprised of the net loss of $305,913,056 and the net unrealized gains on derivatives of $3,079,976. For the three months ended September 30, 2008, the total comprehensive loss amounted to $20,917,822, which was comprised of the net loss of $17,957,449 and the net unrealized loss on derivatives of $2,960,373.
See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(305,913,056)	$(168,457,727)
Adjustments to reconcile income to net cash provided by/(used in) operating activities:
Gain on sale of notes receivable	—	(31,118)
Gain on sale of other real estate owned	(1,126,361)	(629,460)
Loss on sale of originated loans	—	389,510
Depreciation	862,034	1,081,839
Amortization of deferred costs and fees on originated loans	(469,797)	1,158,610
Amortization of deferred financing costs	871,882	2,280,227
Amortization of debt discount	23,372	116,074
Non-cash compensation	218,147	311,182
Proceeds from the sale of and principal collections on loans held for sale	—	32,989,956
Deferred tax provision	—	(116,439,487)
Purchase discount earned	(2,085,030)	(3,889,523)
Provision for loan losses	299,708,175	272,711,893
Origination of loans held for sale	—	(34,060,310)
Changes in operating assets and liabilities:
Accrued interest receivable	8,031,406	(2,710,103)
Other receivables	(1,040,490)	756,295
Income tax receivable	(363,680)	5,469,645
Other assets	(16,171)	(190,668)
Accounts payable and accrued expenses	(7,572,754)	1,611,435

Net cash (used in) operating activities	(8,872,323)	(7,531,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	16,852,595	1,168,663
Purchase of notes receivable	—	(414,826,661)
Principal collections on notes receivable	68,277,490	150,234,712
Principal collections on loans held for investment	54,306,747	125,462,999
Origination of loans held for investment	—	(247,786,062)
Short-term securities proceeds/(investments in)	4,735,308	(6,394,169)
Repurchase of loans held for sale and loans held for investment	—	(8,235,468)
Putback of acquired notes receivable	1,803,604	14,796,193
Proceeds from sale of other real estate owned	29,539,748	23,297,621
Proceeds from sale of loans held for investment	—	12,716,251
Proceeds from sale of notes receivable	—	20,998,838
Purchase of building, furniture and equipment	(145,408)	(1,023,945)

Net cash provided by/(used in) investing activities	175,370,084	(329,591,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	693,156,528
Principal payments of notes payable	(165,481,229)	(338,636,504)
Proceeds from financing agreements	996,773	375,094,599
Principal payments of financing agreements	(1,080,668)	(367,964,244)
Repurchase obligation	—	(18,094,061)
Payment of deferred financing costs	—	(3,342,071)

Net cash (used in)/provided by financing activities	(165,565,124)	340,214,247

NET CHANGE IN CASH AND CASH EQUIVALENTS	932,637	3,091,489
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,266,066	3,983,104

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,198,703	$7,074,593

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$60,447,880	$131,582,708

Cash payments for taxes	$363,680	$7,795,132

NON-CASH INVESTING AND FINANCING ACTIVITY:

Transfer from loans held for sale to loans held for investment	$—	$4,910,730

Transfer from notes receivable and loans held for investment to other real estate owned	$71,758,851	$41,101,073

FRANKLIN CREDIT MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Overview
     As used herein references to the “Company,” “FCMC,” “we,” “Franklin,” “our” and “us” refer to Franklin Credit Management Corporation, collectively with its subsidiaries.
Uncertain Continued Viability
     The Company has been, and continues to be, significantly and negatively impacted by the unprecedented credit, and most recently, economic market turmoil. Particularly impacting Franklin has been the severe deterioration in the U.S. housing market and the nearly complete shutdown of the mortgage credit market for borrowers without excellent credit histories. These unprecedented market conditions have adversely affected the Company’s portfolio of residential mortgage loans, particularly our second-lien mortgage loans, delinquencies, provisions for loan losses, operating losses and cash flows, which have resulted in a significant stockholders’ deficit of $263.3 million at September 30, 2008. The Company, under the terms of the Forbearance Agreements with its lead lending bank, is expressly prohibited from acquiring or originating loans, and certain existing defaults under the Company’s existing credit facilities with the bank have been temporarily waived until the maturity of the forbearance agreements in May 2009. In addition, the Company’s Forbearance Agreements with The Huntington National Bank, which are described below, contain affirmative covenants that the Company maintain and comply in all material respects with all governmental licenses and authorizations to hold and service mortgage loans and real estate owned properties. The Company’s current non-compliance with the minimum net worth requirements associated with certain of its licenses, which is discussed below, or a determination by the Huntington National Bank that there has been a material adverse affect on the Company’s business, could mature into a Forbearance Default under the Forbearance Agreements if notice thereof is provided by The Huntington National Bank. Any such Forbearance Default, or failure to successfully renew the Forbearance Agreements or enter into new credit facilities with The Huntington National Bank prior to the scheduled maturity of the Forbearance Agreements in May 2009, could entitle the Huntington National Bank to declare the Company’s indebtedness immediately due and payable and could result in the transfer of the Company’s rights as servicer to a third party. As a result, without the continued cooperation and assistance from our lead bank, Franklin’s ability to continue as a viable business would be in doubt.
Operating Losses and Stockholders’ Deficit
     The Company had a net loss of $18.0 million and $305.9 million for the three and nine months ended September 30, 2008, respectively. The net loss for the three months ended September 30, 2008 was driven principally by a significant excess of interest-bearing liabilities over interest-paying loans, which is the result of the Company’s significant amount of delinquent residential 1-4 family loans, and a provision for additional value declines on the Company’s growing portfolio of owned real estate due to an expected continuing decline in housing values. At September 30, 2008, approximately 55% and 45% of the Company’s borrowers were delinquent on a contractual and recency basis, respectively. As a result, the Company’s aggregate net interest income (interest income less interest expense) and non-interest income is not sufficient to support its general and administrative expenses. The net loss for the nine months ended September 30, 2008 was principally the result of a significant provision for loan losses during the quarter ended June 30, 2008. Due principally to the continued, substantial deterioration in the housing and subprime mortgage markets and the significant further deterioration in the performance of the Company’s portfolios of acquired and originated loans, including particularly the portfolio of acquired second-lien mortgage loans, the Company’s assessment of its allowance for loan losses (“reserves”) in the quarter ended June 30, 2008 resulted in significantly increased estimates of inherent losses in its portfolios and the need for a substantial increase in reserves. As a result, the provision for loan losses increased to $280.5 million in the quarter ended June 30, 2008 and $299.7 million for the nine months ended September 30, 2008. The Company had a stockholders’ deficit of $263.3 million at September 30, 2008. The continuing deterioration in the U.S. housing market, including generally continuing housing price declines and the severe contraction of available mortgage credit for consumers without excellent credit histories, and most recently coupled with a slowing economy with rising unemployment, may continue to widen the mismatch of the Company’s excess of interest-bearing borrowings over interest-paying loans and further negatively impact the credit quality of the Company’s portfolios, which could result in decreased net interest income and additional significant provisions for loan losses resulting in increased operating losses in future quarters. See “Management’s Discussion and Analysis – Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007.” See “Risk Factors – Risks Related to Our Business.”
Licenses to Service Loans
     The requirements imposed by state mortgage finance licensing laws vary considerably. Many mortgage licensing laws impose a licensing obligation to service residential mortgage loans and certain state collection agency licensing laws require entities collecting on delinquent or defaulted loans for others or to acquire such loans to be licensed as well. Once these licenses are obtained, state regulators impose additional ongoing obligations on licensees, such as maintaining certain minimum net worth or line of credit requirements. If the Company does not, among other things, meet these minimum net worth or line of credit requirements, state regulators may revoke or suspend the Company’s licenses and prevent the Company from continuing to service loans in such states, which would adversely affect the Company’s operations and financial condition and ability to attract new servicing customers. The Company’s deficit net worth at September 30, 2008 has resulted in the Company’s non-compliance with the requirements to maintain certain licenses in approximately 21 states, and consequently, the regulators in all or some of these states may take a number of possible corrective actions in response to the Company’s non-compliance, including license revocation or suspension, requiring the Company to file a corrective action plan, fine assessment, denial of an application for renewal of a license, or a combination of the same, in which case the Company’s business would be adversely affected. In October 2008, the Company was notified of such non-compliance by the state of West Virginia and, as a result, has entered into an Assurance of Voluntary Compliance with the state’s Commissioner of Banking that, as of November 30, 2008, the Company will meet the state’s statutory minimum net worth requirement of $250,000. If the Company is unable to meet this requirement, the Company has agreed to either surrender its license to act as a servicer or receive an Order revoking its license. In addition, the Company’s Forbearance Agreements with The Huntington National Bank, which are described below, contain affirmative covenants that the Company maintain and comply in all material respects with all governmental licenses and authorizations to hold and service mortgage loans and real estate owned properties. If the Company breaches such covenants, which it has breached by not complying with the minimum net worth requirements of certain states, or The Huntington National Bank determines that there has been a material adverse affect on the Company’s business and, in either instance, notice of the same is provided to the Company by The Huntington National Bank, which the Huntington National Bank has not as of the date of this filing provided to the Company, any such noticed event would be a Forbearance Default under the Forbearance Agreements, which would entitle The Huntington National Bank to declare the Company’s indebtedness immediately due and payable and transfer the Company’s rights as servicer to a third party.

     The Company is currently evaluating various options and corporate structures to address the required minimum net worth situation, in order to help preserve the good standing of the Company’s licenses and to ensure that the Company is able to continue to service loans. These options include changes to the Company’s corporate structure so that the Company’s servicing operations would be segregated into one or two wholly-owned subsidiaries, which would not be borrowers under the Company’s credit facilities. While the Company believes that the required consent and cooperation of The Huntington National Bank for any changes the Company determines to implement, which would enable the Company to retain its servicing and debt collection licenses with all or most states, would be obtained, there can be no assurance that the Company will identify and successfully implement a viable option to enable the Company to retain these licenses.
Delisting – The Nasdaq Capital Market
     Our common stock was delisted from The Nasdaq Capital Market as of November 3, 2008, and is quoted under the stock symbol “FCMC.PK” on the “Pink Sheets,” a centralized quotation service for over-the counter securities. The Company is seeking to encourage brokers to arrange for its common stock to be quoted on the Over-The-Counter Bulletin Board. Prior to November 3, 2008, the Company’s common stock traded on The Nasdaq Capital Market. See “Risk Factors – Risks Related to Our Business.”
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
     On March 31, 2008, the Company entered into amendments to the Forbearance Agreements whereby, among other things, (a) Tribeca’s indebtedness to BOS (USA) Inc., an affiliate of Bank of Scotland, in the amount of $43.3 million was effectively rolled into the Forbearance Agreements, and (b) the interest rate and date of commencement of the accrual of PIK interest on $125 million of the Company’s indebtedness (Tranche C debt) was modified as of March 31, 2008. The Tranche C debt modification resulted in a savings of approximately $3.2 million in accrued interest expense for the three months ended September 30, 2008 and approximately $9.5 million for the nine months ended September 30, 2008. See “Management’s Discussion and Analysis – Borrowings – Forbearance Agreements with Lead Lending Bank – March 2008 Modifications to Forbearance Agreements.” The Company entered into additional amendments to the Forbearance Agreements, effective August 15, 2008, whereby, among other things, (a) the minimum net worth covenant was eliminated, and (b) prescribed interest coverage ratios were changed. See “Management’s Discussion and Analysis – Borrowings – Forbearance Agreements with Lead Lending Bank – August 2008 Modification to Forbearance Agreements.”
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
     On May 28, 2008, Franklin entered into various agreements (the “Servicing Agreements”) to service on a fee-paying basis approximately $245 million in residential home equity line of credit mortgage loans for Bosco Credit LLC (“Bosco”). Bosco was organized by Franklin; however, no membership interests were issued. On May 16, 2008, Bosco entered into a Loan Sale Agreement with the National Credit Union Administration Board, as Conservator for the Cal State 9 Credit Union, to purchase the loans that are subject to the Servicing Agreements. As of May 28, 2008, the initial membership interests in Bosco were issued to Thomas J. Axon, Franklin’s Chairman and President. The loans that are subject to the Servicing Agreements were acquired by Bosco on May 28, 2008, and the financing for Bosco was provided by a group of lenders led by the bank. Huntington no longer participates in the Bosco facility, but remains the administrative agent for the lenders to Bosco. Franklin also provided the loan analysis, due diligence and other services for Bosco on a fee-paying basis for the loans acquired by Bosco.
     As of September 30, 2008, we had total assets of $1.22 billion and our portfolios of notes receivable and loans held for investment net, totaled $1.06 billion. From inception through December 31, 2007, we had purchased and originated in excess of $4.73 billion in mortgage loans. We did not purchase or originate any loans in the nine months ended September 30, 2008. As a result of the Forbearance Agreements entered into on December 28, 2007 with the bank, the Company’s principal business and operational activity is the servicing of its previously acquired and originated mortgage loans and real estate assets, and as of the end of May 2008, on a fee-paying basis, the servicing of loans for Bosco. Accordingly, discussions in this Form 10-Q regarding loan acquisition and mortgage origination operations are of a historical nature, referring to those activities that the Company actively engaged in prior to entering into the Forbearance Agreements.
     All disclosures and explanations included in this Form 10-Q must be read in light of the Forbearance Agreements and the changed nature of the Company’s business.

Loan Acquisitions
     We are not seeking to acquire for the Company, and we did not acquire for the Company during the first nine months of 2008, any mortgage loans or mortgage assets.
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
     During the nine months ended September 30, 2008, our Loan Acquisitions group provided on a fee-paying basis the portfolio stratification and analysis, pricing, due diligence, closing, and collateral transfer services for Bosco and due diligence services for several third parties.
Loan Originations
     We are not seeking to originate for the Company, and we did not originate for portfolio or sale to others during the first nine months of 2008, any mortgage loans.
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

Due Diligence Services
     During the first quarter of 2008, capitalizing on our portfolio acquisition experience with residential mortgage loans, the Company began providing services for third parties not related to us or our lender, on a fee-paying basis. During the nine months ended September 30, 2008, we completed nine due diligence or loan analysis and pricing assignments for third parties interested in acquiring mortgage loan pools, and in addition to the subservicing contract with Bosco, we obtained a very small subservicing contract to service loans for one of our due diligence services customers.
Loan Servicing
     We service substantially all of the loans in our portfolio, and at September 30, 2008, our servicing department consisted of 158 employees who serviced approximately 26,200 loans. In addition, at September 30, 2008, we serviced approximately 2,689 home equity loans for Bosco.
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
     During the past several months, due to the continued decline in housing prices nationally, the deterioration in mortgage markets and the increased delinquency performance of the acquired and originated loans in the Company’s portfolios, including particularly the portfolio of acquired second-lien mortgage loans, we have significantly added to our servicing staff, developed new programs for delinquent borrowers and intensified our efforts to work with borrowers to modify their loans, and segregated into a separate department, reporting directly to the Company’s President, our deficiency operations. We have recently begun to more quickly identify those borrowers who are likely to move into seriously delinquent status and are attempting to promptly apply appropriate loss mitigation strategies to encourage positive payment performance. During the third quarter of 2008, we completed approximately $162.0 million of loan modifications, including approximately $65.3 million of one-year interest rate modifications, as we added an Interest Rate Reduction modification option for struggling borrowers. The Company’s interest rate modification option provides for a reduction in the borrower’s current interest rate in order to reduce the monthly mortgage payment to an affordable amount based on our assessment of the borrower’s financial situation and ability to pay on a regular basis. Interest rate modifications are generally for a period of one year and any unpaid interest is deferred until the maturity of the loan. At the end of the one-year modification period, the borrower’s financial situation is re-evaluated, and if warranted, an additional loan modification may be granted. As of September 30, 2008, approximately $276.0 million of loans have been subject to modification, and have been modified principally during the second and third quarters of 2008. See “Management’s Discussion and Analysis – Portfolio Characteristics.”
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
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates of the Company are the allowance for loan losses, the valuation of other real estate owned, and income taxes. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with credit exposure, interest rate volatility and declining real estate values. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions, particularly regarding a deterioration of the housing and mortgage markets, a slowing U.S. economy and increasing unemployment, may occur that could significantly exacerbate our portfolio delinquencies and could cause actual results to differ materially. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The operating and financial results for interim periods reported are not necessarily indicative of the results that may be expected for the full year.
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
     In general, interest on the notes receivable is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. Accrual of interest on notes receivable, including impaired notes receivable, is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Except for certain loan modifications, subsequent recognition of income occurs only to the extent payment is received, subject to management’s assessment of the collectibility of the remaining interest and principal. Except for certain performing loans that are modified by a reduction in the interest rate, while all accrued and unpaid interest is reversed and in these cases, interest at the new modified interest rate is accrued, a nonaccrual note is restored to an accrual status when collectibility of interest and principal is expected to be fully recovered.
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

     The following table sets forth certain information relating to the activity in the accretable and nonaccretable discounts, which are shown as a component of notes receivable principal on the balance sheet, in accordance with SOP 03-3 for the periods indicated:

	Three Months Ended September 30,
	2008	2007
Accretable Discount
Balance, beginning of period	$25,504,408	$17,248,794
New acquisitions	—	—
Accretion	(372,101)	(742,925)
Transfers from nonaccretable	—	9,448,913
Net reductions relating to loans sold	—	—
Net reductions relating to loans repurchased	—	—
Other	—	—

Balance, end of period	$25,132,307	$25,954,782

Nonaccretable Discount
Balance, beginning of period	$99,636,258	$117,887,304
New acquisitions	—	6,504,425
Transfers to accretable	—	(9,448,913)
Net reductions relating to loans sold	—	—
Net reductions relating to loans repurchased	(102,423)	(161,099)
Net reduction relating to loans charged off	—	(17,579,853)
Loans transferred to OREO, other	(226,672)	(1,051,671)

Balance, end of period	$99,307,163	$96,150,193

	Nine Months Ended September 30,
	2008	2007
Accretable Discount
Balance, beginning of period	$26,507,403	$12,842,755
New acquisitions	—	29,080
Accretion	(1,375,096)	(2,273,623)
Transfers from nonaccretable	—	15,915,964
Net reductions relating to loans sold	—	(558,022)
Net reductions relating to loans repurchased	—	—
Other	—	(1,372)

Balance, end of period	$25,132,307	$25,954,782

Nonaccretable Discount
Balance, beginning of period	$102,141,880	$60,531,503
New acquisitions	—	78,020,542
Transfers to accretable	—	(15,915,964)
Net reductions relating to loans sold	—	(227,821)
Net reductions relating to loans repurchased	(123,760)	(654,713)
Net reduction relating to loans charged off	(868,928)	(21,570,331)
Loans transferred to OREO, other	(1,842,029)	(4,033,023)

Balance, end of period	$99,307,163	$96,150,193

     There were no loans acquired during the three and nine months ended September 30, 2008. The outstanding balance of notes receivable subject to SOP 03-3 at September 30, 2008 was $1.00 billion.
     Originated Loans Held for Sale – There were no loans held for sale at September 30, 2008 or December 31, 2007. The gain/loss on loans held for sale during the three and nine months ended September 30, 2007 was recorded as the difference between the carrying amount of the loan and the proceeds from sale on a loan-by-loan basis. The Company records a sale upon settlement and when the title transfers to the seller.
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
     The accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful, which can be less than 209 days contractually delinquent with a recency payment in the last 179 days. During the first quarter of 2008, the Company modified its estimate of the collectibility of accrued interest on certain fully secured loans that are in the foreclosure process. When interest accrual is discontinued, the unpaid accrued interest on certain loans in the foreclosure process is not reversed against interest income where the current estimate of the value of the underlying collateral exceeds 110% of the outstanding loan balance. As a result of this change, approximately $2.1 million of accrued and unpaid interest was not reversed out of interest income in the nine months ended September 30, 2008. For all other loans held for investment, all unpaid accrued interest is reversed against interest income when interest accrual is discontinued. The Company’s most recent experience is that it is collecting 80% or more of the delinquent interest when these loans in the foreclosure process are paid off or settled. Except for certain loan modifications, subsequent recognition of income occurs only to the extent payment is received, subject to management’s assessment of the collectibility of the remaining interest and principal. Except for certain performing loans that are modified by a reduction in the interest rate, while all accrued and unpaid interest is reversed and in these cases interest at the new modified interest rate is accrued, a nonaccrual note is restored to an accrual status when collectibility of interest and principal is expected to be fully recovered.
     Allowance for Loan Losses – The Company reviews its loan portfolios upon purchase of loan pools, at loan boarding, and on a frequent basis thereafter to determine an estimate of the allowance necessary to absorb probable loan losses in its portfolios. Management’s judgment in determining the adequacy of the allowance for loan losses is based on an evaluation of loans within its portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past delinquency experience, delinquency migration experience, loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtains independent property valuations for the underlying collateral when considered necessary. Management believes as of September 30, 2008, that the allowance for loan losses is adequate. The allowance for loan losses is a material estimate, which could change significantly in the near term. The table below summarizes the changes in the allowance for loan losses for the three and nine months ended September 30, 2008 and September 30, 2007.

	Three Months Ended September 30,
	2008	2007
Allowance for loan losses, beginning of period	$462,369,168	$48,134,560

Provision for loan losses	2,042,349	257,507,795
Loans transferred to OREO	(11,408,951)	(1,747,628)
Loans charged off	(21,119,116)	(45,240,952)
Other, net	151,068	23,467

Allowance for loan losses, end of period	$432,034,518	$258,677,242

	Nine Months Ended September 30,
	2008	2007
Allowance for loan losses, beginning of period	$254,661,653	$53,290,841

Provision for loan losses	269,629,524	262,216,229
Loans transferred to OREO	(18,122,066)	(6,136,443)
Loans charged off	(74,177,371)	(50,478,842)
Other, net	42,778	(214,543)

Allowance for loan losses, end of period	$432,034,518	$258,677,242

     Write-downs for declines in the estimated net realizable value of OREO, including management’s estimate of further declines in housing values, resulted in a provision for loan losses of $8.5 million and $30.0 million during the three and nine months ended September 30, 2008, respectively, which are not included in the above table. During the nine months ended September 30, 2008, the write down included management’s estimate of continuing housing price declines and its impact on the estimated net realizable value of OREO. Write-downs for declines in the estimated net realizable value of OREO resulted in a provision for loan losses of $5.2 million and $9.9 million during the three and nine months ended September 30, 2007, respectively, which are not included in the above table.
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
     The Company estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model. The table below presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model for the nine months ended September 30, 2008 and 2007. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses historical data to estimate stock option exercise. The expected term of stock options granted is derived from the output of the model and represents the period of time that stock options granted are expected to be outstanding. The estimates of fair value from these models are theoretical values for stock options and changes in the assumptions used in the models could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Company’s common stock when the stock options are exercised.

	Incentive Stock Options		Non-Qualified Stock Options
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	2.94%	4.96%	3.57%	—
Weighted average volatility	103.06	95.15	102.23	—
Expected lives (years)	10.0	6.0	10.0	—

     A summary of the status of the Company’s stock option awards as of September 30, 2008 and changes during the nine month period then ended is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Balance, January 1, 2008	370,000	$3.44	4.82 years	$23,400

Granted	262,000	1.71	9.57 years
Forfeited	(50,000)	2.05	—

Balance, September 30, 2008	582,000	2.78	6.53 years

Options unvested	250,000	1.75	—

Options exercisable at September 30, 2008	332,000	$3.56	4.24 years	$—
     There were 12,000 and 15,000 stock option awards granted to the board of directors that immediately vested during the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, 12,000 stock options granted to the board of directors were vested and the related compensation cost was fully recognized. The compensation cost recognized in income was $9,735 and $59,043 for the nine months ended September 30, 2008 and 2007, respectively. In April 2008, the Company issued to certain members of senior management 250,000 stock options that will vest over four years. The compensation cost recognized in income was $26,266 and $56,696 for the nine months ended September 30, 2008 and 2007, respectively.
     At September 30, 2008, the Company had 10,000 warrants outstanding at an exercise price of $5.00.
     • Restricted Stock – Restricted shares of the Company’s common stock have been awarded to certain executives. The stock awards are subject to restrictions on transferability and other restrictions, and step vest over a three year period.
     A summary of the status of the Company’s restricted stock awards as of September 30, 2008 and changes during the period then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested balance, January 1, 2008	65,000	$8.24

Vested	(22,500)	9.00

Non-vested balance, September 30, 2008	42,500	$7.83

     The compensation cost recognized in income for restricted stock was $182,146 and $195,439 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there was $305,375 of unrecognized compensation cost related to the Company’s restricted stock awards, which will be recognized over a period of 1.46 years.

     Operating Segments – SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets. The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment acquires performing, reperforming or nonperforming notes receivable and promissory notes from financial institutions and mortgage and finance companies, and services and collects such notes receivable through enforcement of terms of the original note, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage banking segment, until December 28, 2007, originated subprime residential mortgage loans from individuals whose credit histories, income and other factors cause them to be classified as subprime borrowers, and generally retained the loans for its portfolio. Since December 28, 2007, the mortgage banking segment consists principally of holding and servicing the portfolio of previously originated subprime residential mortgage loans, and commencing in the quarter ended September 30, 2008, all of the Company’s OREO.
     The Company’s management evaluates the performance of each segment based on profit or loss from operations before unusual and extraordinary items and income taxes.

	Three Months Ended September 30,
	2008	2007
CONSOLIDATED REVENUE:
Portfolio asset acquisition and resolution	$18,731,260	$30,841,271
Mortgage banking	5,387,975	10,722,275

Consolidated revenue	$24,119,235	$41,563,546

CONSOLIDATED NET INCOME:
Portfolio asset acquisition and resolution	$(5,436,402)	$(146,281,291)
Mortgage banking	(12,521,047)	(16,639,447)

Consolidated net income	$(17,957,449)	$(162,920,738)

	Nine Months Ended September 30,
	2008	2007
CONSOLIDATED REVENUE:
Portfolio asset acquisition and resolution	$67,066,218	$97,967,676
Mortgage banking	23,146,075	33,269,120

Consolidated revenue	$90,212,293	$131,236,796

CONSOLIDATED NET INCOME:
Portfolio asset acquisition and resolution	$(264,664,916)	$(149,913,862)
Mortgage banking	(41,248,140)	(18,543,865)

Consolidated net income	$(305,913,056)	$(168,457,727)

	September 30, 2008	December 31, 2007
CONSOLIDATED ASSETS:
Portfolio asset acquisition and resolution	$736,910,519	$1,149,317,726
Mortgage banking	479,873,244	543,195,476

Consolidated assets	$1,216,783,763	$1,692,513,202

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
     On July 13, 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns, which the Company adopted on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions, requiring recognition in our financial statements. Our evaluation was performed for the tax years ended 2003 through 2007, which remain open to examination by major tax jurisdictions to which we are subject as of September 30, 2008.
     We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Should we receive an assessment for interest and/or penalties, it would be classified in the financial statements as collection, general and administrative expenses.
     Derivatives – As part of the Company’s interest-rate risk management process, we entered into interest rate cap agreements in 2006 and 2007, and interest rate swap agreements in the nine months ended September 30, 2008. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.
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
     As of the end of the third quarter of 2008, the notional amount of the Company’s fixed-rate interest rate swaps totaled $1.00 billion, representing approximately 75% of the Company’s outstanding variable rate debt and the effective fixed/floating debt mix was approximately 77%/23%. The fixed-rate interest rate swaps are expected to reduce the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR during the remaining terms of the swap agreements. All of our interest rate swaps were executed with the Company’s lead lending bank.
     Changes in the fair value of derivatives designated as cash flow hedges, in our case the swaps, are recorded in accumulated other comprehensive income (“AOCI”) within stockholders’ equity to the extent that the hedges are effective. Any hedge ineffectiveness is recorded in current period earnings. If a derivative instrument in a cash flow hedge is terminated or the hedge designation is removed, or a forecasted transaction will not occur, related amounts in AOCI are reclassified into earnings in that period. During the three and nine months ended September 30, 2008, the net impact to interest expense of our existing cash flow hedges was an increase of $1.3 million and $1.8 million, respectively.
     The effects of interest-rate swaps on the Company’s financial statements at and for the nine months ended September 30, 2008 are as follows:

Swaps in Cash Flow	Amount Recognized	Ineffective Amount
Hedging	in OCI	Recognized in
Relationships	(Effective Portion)	Earnings
Interest rate contracts	$3,079,976	$—

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
•	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset of liability, either directly or indirectly, for substantially the full term of the financial instrument. Fair values for these instruments are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Fair values are initially valued based upon transaction price and are adjusted to reflect exit values as evidenced by financing and sale transactions with third parties.
     Fair values for over-the-counter interest rate contracts are provided either by third-party dealers in the contracts or by quotes provided by independent pricing services. The significant inputs, including the LIBOR curve and measures of volatility, used by these third-party dealers or independent pricing services to determine fair values are considered Level 2, observable market inputs.
     The fair values of derivative instruments on the Company’s financial statements at September 30, 2008 are as follows:

	Level 1	Level 2	Level 3
Interest rate swaps	$—	$3,079,976	$—

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
Allowance for Loan Losses
     The substantial deterioration in the housing and subprime mortgage markets, the continued declines in housing values and the general lack of available mortgage credit especially for subprime borrowers, coupled with a weakening national economy, have continued to negatively impact the credit quality of the acquired and originated loans in the Company’s portfolios, including particularly the portfolio of acquired second-lien mortgage loans. As a result of increases in both early-stage and severe delinquencies and increased loss severities, the Company substantially increased its allowance for loan losses at June 30, 2008 and recorded a provision for loan losses of $280.5 million during the three months ended June 30, 2008. At September 30, 2008, approximately 48% of the Company’s second-lien portfolio of acquired loans was delinquent on a recency payment basis, and which approximately 37% of such acquired portfolio was in the most serious stages of nonpayment (such as foreclosure, bankruptcy and judgment), compared with approximately 32% at December 31, 2007, and approximately 17% which were in the most serious stages of nonpayment. At September 30, 2008, approximately 51% of the portfolio of originated Liberty Loans was delinquent on a recency payment basis, of which approximately 45% of such portfolio was in the most serious stages of nonpayment (such as foreclosure, bankruptcy and judgment), compared with approximately 45% at December 31, 2007, and approximately 42% which were in the most serious stages of nonpayment. The allowance for loan losses for all portfolios at September 30, 2008 aggregated $432.0 million, compared with $254.7 million at December 31, 2007.

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
Portfolio Characteristics
Overall Portfolio
     At September 30, 2008, our portfolio (excluding OREO) consisted of $1.22 billion of notes receivable (inclusive of purchase discount not reflected on the face of the balance sheet) and $411.9 million of loans held for investment. Our total loan portfolio declined 15% to $1.63 billion as of September 30, 2008, from $1.92 billion at December 31, 2007, as the Company did not acquire or originate mortgage loans during the first nine months of 2008. The following table sets forth information regarding the types of properties securing our loans.

		Percentage of Total
Property Types	Principal Balance	Principal Balance
Residential 1-4 family	$1,360,719,295	83.34%
Condos, co-ops, PUD dwellings	207,997,433	12.74%
Manufactured and mobile homes	15,674,206	0.96%
Multi-family	485,410	0.03%
Secured, property type unknown(1)	20,404,652	1.25%
Commercial	1,902,564	0.12%
Unsecured loans(2)	25,349,343	1.55%
Other	109,604	0.01%

Total	$1,632,642,507	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.

(2)	The loans included in this category are principally second-lien loans where the residential real estate collateral has been foreclosed by the first-lien holder.

     Geographic Dispersion. The following table sets forth information regarding the geographic location of properties securing the loans in our portfolio at September 30, 2008:

		Percentage of Total
Location	Principal Balance	Principal Balance
California	$239,539,893	14.67%
New York	179,055,475	10.97%
New Jersey	151,069,427	9.25%
Florida	146,099,950	8.95%
Pennsylvania	74,971,756	4.59%
Texas	73,921,074	4.53%
Ohio	54,414,229	3.33%
Illinois	52,892,744	3.24%
Maryland	52,464,934	3.22%
Michigan	47,679,320	2.92%
All Others	560,533,705	34.33%

Total	$1,632,642,507	100.00%

     Amounts included in the tables above under the heading “Principal Balance” represent the aggregate unpaid principal balance outstanding of notes receivable and loans held for investment.

Asset Quality
     Delinquency. Because we specialized in acquiring and servicing loans with erratic payment patterns and an elevated level of credit risk, a portion of the loans we have acquired were in various stages of delinquency, foreclosure and bankruptcy when we acquired them. We monitor the payment status of our borrowers based on both contractual delinquency and recency delinquency. By contractual delinquency, we mean the delinquency of payments relative to the contractual obligations of the borrower. By recency delinquency, we mean the recency of the most recent full monthly payment received from the borrower. By way of illustration, on a recency delinquency basis, if the borrower has made the most recent full monthly payment within the past 30 days, the loan is shown as current regardless of the number of contractually delinquent payments. In contrast, on a contractual delinquency basis, if the borrower has made the most recent full monthly payment, but has missed an earlier payment or payments, the loan is shown as contractually delinquent. We classify a loan as in foreclosure when we determine that the best course of action to maximize recovery of unpaid principal balance is to begin the foreclosure process. We classify a loan as in bankruptcy when we receive notice of a bankruptcy filing from the bankruptcy court. We classify a previously delinquent or performing loan as modified when we have restructured the loan due to the borrowers deteriorated financial situation, and, as a condition to the closing of the modification, received at least one full monthly payment at the time of the closing of the modification. Modified loans are classified as current on both a contractual and recency basis at the time of the modification. As of September 30, 2008 principally all of the modified loans consisted of the deferral of the past due and uncollected interest or a reduction in the interest rate. Interest rate reduction modifications generally are for a period of one year, and for rate reduction modifications of delinquent loans, also incorporate a deferral of the past due and uncollected interest.
     During the past several months, due to the continued decline in housing prices nationally, the deterioration in mortgage markets and the increased delinquency performance of the acquired and originated loans in the Company’s portfolios, including particularly the portfolio of acquired second-lien mortgage loans, we significantly added to our servicing staff and intensified our efforts to work with borrowers to modify their loans, and have recently begun to more quickly identify those borrowers who are likely to move into seriously delinquent status and are attempting to promptly apply appropriate loss mitigation and deficiency strategies to encourage positive payment performance. In addition, we segregated our deficiency unit into a separate department headed by a senior manager and reporting directly to the President of the Company. The Company’s deficiency department primarily utilizes the filing of a judgment action in order to seek some recovery from seriously delinquent borrowers, principally defaulted borrowers of second-lien mortgage loans.
     During the third quarter of 2008, we completed approximately $162.0 million of loan modifications, including approximately $65.3 million of interest rate reduction modifications. As of September 30, 2008, total loan modifications amounted to $276.0 million, which included approximately $65.3 million of interest rate reductions. The average interest rate reduction on the $65.3 million of rate modified loans was approximately 4.91% at September 30, 2008, from approximately 11.53% to an average of 6.62%. These interest rate modifications will reduce interest income by as much as approximately $3.0 million on an annualized basis. Approximately 85% of all loan modifications as of September 30, 2008 were performing loans that were delinquent on a contractual basis less than 90 days at the time of modification, including approximately 58% that were in a current status on a contractual basis and granted modifications based on our evaluation of the borrowers deteriorated financial situation. At December 31, 2007 and September 30, 2007, loan modifications totaled $10.5 million and $12.6 million, respectively.

     The following tables provide a breakdown of the delinquency status of our notes receivable, loans held for investment and loans held for sale portfolios as of the dates indicated, by principal balance.

		September 30, 2008
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Performing – Current	0 – 30 days	$512,646,413	31.40%	$581,847,496	35.64%
Delinquent	31 – 60 days	49,585,457	3.04%	35,140,081	2.15%
	61 – 90 days	5,146,400	0.31%	24,242,795	1.48%
	90+ days	155,106,917	9.50%	81,254,815	4.98%

Modified Loans	0 – 30 days	187,270,400	11.47%	219,059,007	13.42%
Delinquent	31 – 60 days	38,965,710	2.39%	22,208,670	1.36%
	61 – 90 days	1,297,552	0.08%	14,846,238	0.91%
	90+ days	48,473,706	2.97%	19,893,453	1.22%

Bankruptcy	0 – 30 days	25,085,074	1.53%	71,807,705	4.40%
Delinquent	31 – 60 days	6,538,642	0.40%	6,906,295	0.42%
	61 – 90 days	1,979,875	0.12%	5,684,040	0.35%
	90+ days	119,949,707	7.35%	69,155,258	4.23%

Foreclosure	0 – 30 days	6,322,187	0.39%	24,999,493	1.53%
Delinquent	31 – 60 days	871,576	0.05%	6,101,502	0.37%
	61 – 90 days	238,783	0.02%	4,318,266	0.27%
	90+ days	473,164,108	28.98%	445,177,393	27.27%

	Total	$1,632,642,507	100.00%	$1,632,642,507	100.00%

Total loans	0 – 30 days	$731,324,074	44.79%	$897,713,701	54.99%

     Included in the foreclosure category are approximately $186.4 million of loans for which the Company has proceeded to file a judgment action against the borrower on the note personally instead of seeking to foreclose on the related collateral, of which approximately $180.2 million are second-lien loans, and approximately $9.7 million of loans for which judgments have been obtained, of which approximately $8.7 million are second-lien loans.
     Included in the above table are second-lien mortgage loans in our notes receivable portfolio in the amount of $807.9 million, of which $371.2 million and $419.7 million were current on a contractual and recency basis, respectively. The legal status composition of the second-lien mortgage loans at September 30, 2008 was: $442.6 million, or 55%, are performing; $62.7 million, or 8%, are modified due to delinquency or the borrower’s financial difficulty; $69.2 million, or 9%, are in bankruptcy; and, $233.4 million, or 29%, are in foreclosure (including $188.9 million where a judgment action has been filed against the borrower on the note personally or where judgments have been obtained). At September 30, 2008, $15.0 million of the modified loans was delinquent on a contractual basis, while $11.0 million of the modified loans was delinquent on a recency basis.
     During 2007, particularly during the second half of the year, and continuing in the first nine months of 2008, due to declining housing prices in general and a rapid and severe credit tightening throughout the mortgage industry, particularly for subprime borrowers, total portfolio payoffs through borrower refinancing have declined significantly as it became more difficult for borrowers with any type of credit deficiency to refinance their loans. Total portfolio payoffs declined approximately 59% in the nine months ended September 30, 2008 from the same nine month period in 2007. In addition, due principally to the increase in delinquent loans in the Company’s portfolio, which at September 30, 2008 comprised approximately 45% of the total portfolio, total portfolio principal collections, excluding loan payoffs, declined by approximately 30% during the nine months ended September 30, 2008 compared with the same nine month period in 2007, and approximately 19% during the current three months compared with the same three month period in 2007.

		December 31, 2007
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Performing – Current	0 – 30 days	$951,861,876	49.48%	$1,110,650,415	57.73%
Delinquent	31 – 60 days	123,519,019	6.42%	95,368,280	4.96%
	61 – 90 days	8,853,424	0.46%	34,790,945	1.81%
	90+ days	285,242,612	14.83%	128,667,291	6.69%

Modified Loans	0 – 30 days	7,982,183	0.41%	10,146,896	0.52%
Delinquent	31 – 60 days	1,694,772	0.09%	393,498	0.02%
	61 – 90 days	77,350	0.00%	—	—
	90+ days	794,889	0.04%	8,800	0.00%

Bankruptcy	0 – 30 days	29,384,478	1.53%	87,622,292	4.55%
Delinquent	31 – 60 days	6,383,420	0.33%	7,556,925	0.39%
	61 – 90 days	2,556,033	0.13%	3,995,884	0.21%
	90+ days	114,241,573	5.94%	53,390,403	2.78%

Foreclosure	0 – 30 days	1,991,903	0.10%	32,997,880	1.71%
Delinquent	31 – 60 days	3,597,615	0.19%	11,465,656	0.60%
	61 – 90 days	374,471	0.02%	10,356,000	0.54%
	90+ days	385,324,958	20.03%	336,469,411	17.49%

	Total	$1,923,880,576	100.00%	$1,923,880,576	100.00%

Total loans	0 – 30 days	$991,220,440	51.52%	$1,241,417,483	64.53%

     Included in the foreclosure category are approximately $39.0 million of loans for which the Company has proceeded to file a judgment action against the borrower on the note personally instead of seeking to foreclose on the related collateral, of which approximately $35.7 million are second-lien loans, and approximately $19.4 million of loans for which judgments have been obtained, of which approximately $18.2 million are second-lien loans.

		September 30, 2007
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Performing – Current	0 – 30 days	$1,092,646,191	55.50%	$1,250,927,577	63.55%
Delinquent	31 – 60 days	123,976,227	6.30%	75,308,691	3.82%
	61 – 90 days	10,207,069	0.52%	31,061,780	1.58%
	90+ days	212,203,034	10.78%	81,734,473	4.15%

Modified Loans	0 – 30 days	7,834,137	0.40%	9,567,237	0.49%
Delinquent	31 – 60 days	968,230	0.05%	756,551	0.04%
	61 – 90 days	231,602	0.01%	197,202	0.01%
	90+ days	1,568,083	0.08%	81,062	0.00%

Bankruptcy	0 – 30 days	30,749,328	1.56%	88,300,973	4.49%
Delinquent	31 – 60 days	7,626,350	0.39%	9,383,435	0.48%
	61 – 90 days	2,693,854	0.14%	3,595,828	0.18%
	90+ days	106,736,276	5.42%	46,525,572	2.36%

Foreclosure	0 – 30 days	779,147	0.04%	32,380,044	1.64%
Delinquent	31 – 60 days	4,619,690	0.23%	16,766,930	0.85%
	61 – 90 days	1,187,643	0.06%	18,614,531	0.95%
	90+ days	364,488,152	18.52%	303,313,127	15.41%

	Total	$1,968,515,013	100.00%	$1,968,515,013	100.00%

Total loans	0 – 30 days	$1,132,008,803	57.51%	$1,381,175,831	70.16%

     Included in the foreclosure category are approximately $38.4 million of loans for which the Company has proceeded to file a judgment action against the borrower on the note personally instead of seeking to foreclose on the related collateral, of which approximately $35.2 million are second-lien loans, and approximately $14.8 million of loans for which judgments have been obtained, of which approximately $13.8 million are second-lien loans.

Notes Receivable Portfolio
     At September 30, 2008, our notes receivable portfolio included approximately 24,405 loans with an aggregate unpaid principal balance (“UPB”) of $1.22 billion and a net UPB of $702.2 million (after allowance for loan losses of $394.0 million), compared with approximately 28,865 loans with an aggregate UPB of $1.42 billion and a net UPB of $1.06 billion (after allowance for loan losses of $230.8 million) as of December 31, 2007. Impaired loans comprise and will continue to comprise a significant portion of our portfolio. Many of the loans we acquired were impaired loans at the time of purchase. We generally purchased such loans at discounts and have considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income generally is not accrued on impaired loans, interest and fees are received on a portion of loans classified as impaired. The following table provides a breakdown of the notes receivable portfolio by performing and impaired loans:

	September 30, 2008	December 31, 2007
Performing loans	$615,793,474	$1,087,987,060
Allowance for loan losses	117,120,054	129,967,195
Nonaccretable discount*	24,005,390	61,590,526

Total performing loans, net of allowance for loan losses and nonaccretable discount	474,668,030	896,429,339

Impaired loans	604,910,856	330,212,508
Allowance for loan losses	276,922,899	100,842,743
Nonaccretable discount*	75,301,773	40,551,354

Total impaired loans, net of allowance for loan losses and nonaccretable discount	252,686,184	188,818,411

Total notes receivable, net of allowance for loan losses and nonaccretable discount	727,354,214	1,085,247,750

Accretable discount*	25,132,307	26,507,403

Total Notes Receivable, net of allowance for loan losses and accretable/nonaccretable discount	$702,221,907	$1,058,740,347

*	Represents purchase discount not reflected on the face of the balance sheet in accordance with SOP 03-3 for loans acquired after December 31, 2004. Accretable Discount is the excess of the loan’s estimated cash flows over the purchase prices, which is accreted into income over the life of the loan. Nonaccretable Discount is the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated at the time of acquisition.

     The following table provides a breakdown of the balance of our portfolio of notes receivable between fixed-rate and adjustable-rate loans, net of allowance for loan losses as of September 30, 2008 and December 31, 2007, respectively.

	September 30, 2008	December 31, 2007
Performing Loans:
Fixed rate	$411,900,685	$765,622,654

Adjustable rate	86,772,734	192,397,211

Total Performing Loans	$498,673,419	$958,019,865

Impaired Loans:
Fixed rate	$206,880,105	$143,666,475

Adjustable rate	121,107,853	85,703,290

Total Impaired Loans	$327,987,958	$229,369,765

Total Notes	$826,661,377	$1,187,389,630

Accretable discount	$25,132,307	$26,507,403

Nonaccretable discount	$99,307,163	$102,141,880

Total Notes Receivable, net of allowance for loan losses	$702,221,907	$1,058,740,347

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
     Lien Position. The following table sets forth information regarding the lien position of the properties securing our portfolio of notes receivable at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
		Percentage of Total		Percentage of Total
Lien Position	Principal Balance	Principal Balance	Principal Balance	Principal Balance
1st Liens	$412,763,010	33.81%	$497,433,756	35.08%
2nd Liens	807,941,320	66.19%	920,765,812	64.92%

Total	$1,220,704,330	100.00%	$1,418,199,568	100.00%

Loan Acquisitions
     We purchased approximately $35.2 million in assets (principally residential single-family first and second-lien loans) during the three months ended September 30, 2007, and $492.8 million of loans during the nine months ended September 30, 2007. Approximately 59% and 46% of the loans purchased in the three and nine months ended September 30, 2007, respectively, were secured by first liens. We did not purchase any loans in the three and nine months ended September 30, 2008. The following table sets forth the amounts and purchase prices of our mortgage loan acquisitions during the three and nine months ended September 30, 2007:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Number of loans	351	6,341
Aggregate unpaid principal balance at acquisition	$35,198,391	$492,828,610
Purchase price	$28,693,946	$414,826,661
Purchase price percentage	82%	84%
Percentage of 1st liens	59%	46%
Percentage of 2nd liens	41%	54%
     During the three and nine months ended September 30, 2007, we put back $2.2 million and $14.8 million of loans, respectively, principally to one seller, which were purchased in late 2006, and recovered the total amount paid at the time of purchase.
Notes Receivable Dispositions
     In the ordinary course of our loan servicing process and through the periodic review of our portfolio of purchased loans, there are certain loans that, for various reasons, we determine to sell. We typically sell these loans on a whole-loan, servicing-released basis, for cash. The following table sets forth our dispositions of previously purchased loans during the three and nine months ended September 30, 2007. There were no sales of non-performing loans during the three and nine months ended September 30, 2007. There were no sales of previously purchased loans during the three and nine months ended September 30, 2008.

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Sale of Performing Loans
Aggregate unpaid principal balance	$—	$22,255,982
Gain on sale	$—	$31,118

Tribeca’s Loan Originations
     The following table sets forth Tribeca’s loan originations, as well as dispositions, during the three and nine months ended September 30, 2007. There were no Tribeca loans originated or sold during the three and nine months ended September 30, 2008.

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Number of loans originated	313	1,164
Original principal balance(1)	$71,983,001	$281,846,372
Average loan amount	$229,978	$242,136

Originated as fixed	$1,839,300	$31,304,840
Originated as ARM(2)	$70,143,701	$250,541,532

Number of loans sold	28	147
Aggregate face value(3)	$5,659,452	$36,927,474
(Loss) on sale(4,5)	$(590,243)	$(389,510)
(Loss) on sale percentage	(10.43)%	(1.05)%

(1)	In the three and nine months ended September 30, 2007, we originated $230,000 and $22.4 million, respectively, of “Alt-A” loans.

(2)	Originated ARM loans are principally fixed-rate for the first two years and six-month adjustable-rate for the remaining term.

(3)	Net of loans repurchased during the period; aggregate face amount of loans sold was $8.0 million and $45.2 million, respectively, for the three and nine months ended September 30, 2007.

(4)	Included in loss on sale for the three months ended September 30, 2007 are: net gain of $78,000 on the sale of Liberty and other loans originated for sale; a negative mark-to-market valuation of $596,000 on “Alt-A” loans held for sale; a net loss of $58,000 on sales of “Alt-A” loans; and, a net loss of $14,000 from repurchased loans.

(5)	Included in loss on sale for the nine months ended September 30, 2007 are: net gain of $469,000 on the sale of Liberty and other loans originated for sale; a negative mark-to-market valuation of $746,000 on “Alt-A” loans held for sale; a net loss of $167,000 on sales of “Alt-A” loans; and, a net recovery of $54,000 for previously established early payment default reserves for Liberty Loans sold in 2006.

     Property Types of Originated Loans Held for Investment. At September 30, 2008, Tribeca’s portfolio consisted of 1,795 loans with an aggregate unpaid principal balance of $411.9 million of previously originated loans that are held for investment. Tribeca’s portfolio of loans held for investment declined by $93.7 million, or 19%, as of September 30, 2008, from $505.7 million at December 31, 2007. The following table sets forth information regarding the types of properties securing Tribeca’s portfolio of loans held for investment.

	Loans Held for Investment
	at September 30, 2008
		Percentage of Total
Property Types	Principal Balance	Principal Balance
Residential 1-4 family	$383,988,376	93.22%
Condos, co-ops, PUD dwellings	26,465,308	6.42%
Commercial	1,217,284	0.30%
Other	267,209	0.06%

Total	$411,938,177	100.00%

     Geographic Dispersion of Originated Loans Held for Investment. The following table sets forth information regarding the geographic location of properties securing all loans held for investment at September 30, 2008:

	Loans Held for Investment
	at September 30, 2008
	Principal	Percentage of Total
Location	Balance	Principal Balance
New York	$128,329,415	31.15%
New Jersey	114,241,956	27.73%
Pennsylvania	40,231,377	9.77%
Florida	22,956,952	5.57%
Maryland	19,659,581	4.77%
Massachusetts	17,753,307	4.31%
Connecticut	15,396,808	3.74%
Virginia	13,908,384	3.38%
California	9,500,408	2.31%
Georgia	4,592,645	1.11%
All Others	25,367,344	6.16%

Total	$411,938,177	100.00%

     Delinquency. Because we specialized in originating residential mortgage loans for individuals with credit histories, income and/or factors that caused them to be classified as subprime borrowers, a substantially greater portion of the loans we originated experience varying degrees of delinquency, foreclosure and bankruptcy than those of prime lenders. We monitor the payment status of our borrowers based on both contractual delinquency and recency delinquency. By contractual delinquency, we mean the delinquency of payments relative to the contractual obligations of the borrower. By recency delinquency, we mean the recency of the most recent full monthly payment received from the borrower. By way of illustration, on a recency delinquency basis, if the borrower has made the most recent full monthly payment within the past 30 days, the loan is shown as current regardless of the number of contractually delinquent payments. In contrast, on a contractual delinquency basis, if the borrower has made the most recent full monthly payment, but has missed an earlier payment or payments, the loan is shown as contractually delinquent. We classify a loan as in foreclosure when we determine that the best course of action to maximize recovery of unpaid principal balance is to begin the foreclosure process. We classify a loan as in bankruptcy when we receive notice of a bankruptcy filing from the bankruptcy court. We classify a previously delinquent or performing loan as modified when we have restructured the loan due to the borrowers deteriorated financial situation, and, as a condition to the closing of the modification, received at least one full monthly payment at the time of the closing of the modification. Modified loans are classified as current on both a contractual and recency basis at the time of the modification. As of September 30, 2008 principally all of the modified loans consisted of the deferral of the past due and uncollected interest or a reduction in the interest rate. Interest rate reduction modifications generally are for a period of one year, and for the rate reduction modifications of delinquent loans, also incorporate a deferral of the past due and uncollected interest.
     During the past several months, due to the continued decline in housing prices nationally, the deterioration in mortgage markets and the increased delinquency performance of the originated loans in the Company’s portfolios, we have recently begun to more quickly identify those borrowers who are likely to move into seriously delinquent status and are attempting to promptly apply appropriate loss mitigation strategies to encourage positive payment performance. We have been aggressively strengthening our servicing staff and intensifying our efforts to work with borrowers to modify their loans.
     During the third quarter of 2008, we completed approximately $80.4 million of loan modifications, including approximately $20.2 million of interest rate reduction modifications. As of September 30, 2008, loan modifications totaled approximately $126.0 million, which included approximately $20.2 million of interest rate reductions. The average interest rate reduction on the $20.2 million of rate modified loans was approximately 4.63% at September 30, 2008, from an average of approximately 11.63% to an average of 7.00%. Approximately 82% of the modifications as of September 30, 2008 were performing loans that were delinquent on a contractual basis less than 90 days at the time of modification, including approximately 49% that were in a current status on a contractual basis and granted modifications based on our evaluation of the borrowers deteriorated financial situation. At December 31, 2007 and September 30, 2007, loan modifications were less than $1.0 million.

     The following tables provide a breakdown of the delinquency status of our loans held for investment and loans held for sale portfolios as of the dates indicated, by principal balance.

		September 30, 2008
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Performing – Current	0 – 30 days	$69,628,789	16.90%	$85,195,715	20.68%
Delinquent	31 – 60 days	10,310,026	2.51%	6,199,174	1.51%
	61 – 90 days	—	—	3,373,423	0.82%
	90+ days	19,905,859	4.83%	5,076,362	1.23%

Modified Loans	0 – 30 days	81,484,191	19.78%	97,320,031	23.63%
Delinquent	31 – 60 days	20,218,103	4.91%	10,009,923	2.43%
	61 – 90 days	218,395	0.05%	7,801,707	1.89%
	90+ days	24,035,269	5.84%	10,824,297	2.63%

Bankruptcy	0 – 30 days	162,044	0.04%	10,731,517	2.60%
Delinquent	31 – 60 days	183,670	0.04%	1,528,229	0.37%
	61 – 90 days	—	—	1,969,778	0.48%
	90+ days	33,909,800	8.23%	20,025,990	4.86%

Foreclosure*	0 – 30 days	2,477,420	0.60%	9,945,618	2.41%
Delinquent	31 – 60 days	279,990	0.07%	3,344,295	0.81%
	61 – 90 days	—	—	1,474,609	0.36%
	90+ days	149,124,621	36.20%	137,117,509	33.29%

	Total	$411,938,177	100.00%	$411,938,177	100.00%

Total loans	0 – 30 days	$153,752,445	37.32%	$203,192,881	49.33%

*	$151.9 million of loans were in various stages of the foreclosure process; our servicing practice for this portfolio is to move loans into our foreclosure collection process at an early stage of delinquency.

		December 31, 2007
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Performing – Current	0 – 30 days	$200,705,800	39.69%	$248,559,560	49.15%
Delinquent	31 – 60 days	44,601,018	8.82%	31,105,569	6.15%
	61 – 90 days	1,065,746	0.21%	4,859,698	0.96%
	90+ days	44,465,074	8.79%	6,312,811	1.25%

Modified Loans	0 – 30 days	158,960	0.03%	283,721	0.06%
Delinquent	31 – 60 days	124,761	0.03%	—	—
	61 – 90 days	—	—	—	—
	90+ days	—	—	—	—

Bankruptcy	0 – 30 days	166,127	0.03%	9,925,751	1.96%
Delinquent	31 – 60 days	120,973	0.03%	1,260,665	0.25%
	61 – 90 days	—	—	278,405	0.06%
	90+ days	32,572,842	6.44%	21,395,121	4.23%

Foreclosure*	0 – 30 days	1,336,973	0.26%	21,252,751	4.20%
Delinquent	31 – 60 days	2,774,853	0.55%	6,860,658	1.36%
	61 – 90 days	190,867	0.04%	7,353,839	1.45%
	90+ days	177,397,014	35.08%	146,232,459	28.92%

	Total	$505,681,008	100.00%	$505,681,008	100.00%

Total loans	0 – 30 days	$202,367,860	40.02%	$280,021,783	55.38%

*	$181.7 million of loans were in various stages of the foreclosure process; our servicing practice for this portfolio is to move loans into our foreclosure collection process at an early stage of delinquency.

		September 30, 2007
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Performing – Current	0 – 30 days	$257,470,124	48.48%	$303,867,475	57.22%
Delinquent	31 – 60 days	44,359,200	8.35%	28,422,959	5.35%
	61 – 90 days	1,202,479	0.23%	15,299,979	2.88%
	90+ days	56,822,561	10.70%	12,263,951	2.31%

Modified Loans	0 – 30 days	159,279	0.03%	159,279	0.03%
Delinquent	31 – 60 days	124,944	0.02%	124,944	0.02%
	61 – 90 days	—	—	—	—
	90+ days	—	—	—	—

Bankruptcy	0 – 30 days	234,805	0.05%	5,820,359	1.10%
Delinquent	31 – 60 days	55,169	0.01%	691,759	0.13%
	61 – 90 days	—	—	1,414,940	0.27%
	90+ days	26,412,185	4.97%	18,775,101	3.53%

Foreclosure*	0 – 30 days	415,975	0.08%	15,519,903	2.92%
Delinquent	31 – 60 days	1,319,025	0.25%	5,361,888	1.01%
	61 – 90 days	696,816	0.13%	7,112,284	1.34%
	90+ days	141,803,415	26.70%	116,241,156	21.89%

	Total	$531,075,977	100.00%	$531,075,977	100.00%

Total loans	0 – 30 days	$258,280,183	48.63%	$325,367,016	61.27%

*	$144.2 million of loans were in various stages of the foreclosure process; our servicing practice for this portfolio is to move loans into our foreclosure collection process at an early stage of delinquency.
     During 2007 and during the first nine months of 2008, our loans held for investment, principally Liberty Loans, became more seasoned and, as generally anticipated, a significant portion of our Liberty Loans were in the foreclosure process. At September 30, 2008, $149.6 million of Liberty Loans, or 36%, of the portfolio of loans held for investment were in our foreclosure process, compared with $180.8 million, or 36%, at December 31, 2007 and $143.0 million, or 27%, at September 30, 2007. The reduction in Liberty Loans in the foreclosure process was the result of our recent efforts to modify loans in the foreclosure process as a viable alternative to foreclosure. Our historical experience with Liberty Loans is that a percentage of the loans in the foreclosure process pay off in full, and our recent historical experience is that such payoffs have included 80% or more of all unpaid interest due on the loans being repaid at the time of payoff, prior to actual foreclosure sale. However, during 2007, particularly during the second half of the year, and continuing in the first nine months of 2008, due to declining housing prices in general and a rapid and severe credit tightening throughout the mortgage industry, particularly for subprime borrowers, total portfolio payoffs through borrower refinancing have declined significantly as it became more difficult for borrowers with any type of credit deficiency to refinance their loans. Portfolio payoffs declined approximately 21% in the quarter ended September 30, 2008 from the quarter ended June 30, 2008, and approximately 14% in the quarter ended June 30, 2008 from the quarter ended March 31, 2008.
Loans Held for Investment
     At September 30, 2008, our portfolio of loans held for investment included approximately 1,795 loans with an aggregate unpaid principal balance (“UPB”) of $411.9 million and a net UPB of $370.3 million (after allowance for loan losses of $38.0 million), compared with approximately 2,214 loans with an aggregate UPB of $505.7 million and a net UPB of $477.7 million (after allowance for loan losses of $23.9 million) as of December 31, 2007. Impaired loans comprise and will continue to comprise a significant portion of our portfolio because we specialized in originating residential mortgage loans for individuals with credit histories, income and/or factors that caused them to be classified as subprime borrowers. The following table provides a breakdown of the portfolio of loans held for investment by performing and impaired loans:

	September 30, 2008	December 31, 2007
Performing loans	$188,393,829	$308,677,771
Allowance for loan losses	9,092,233	13,140,989
Net deferred fees and costs	1,700,616	2,815,205

Total performing loans, net of allowance for loan losses and net deferred fees and costs	177,600,980	292,721,577

Impaired loans	223,544,349	197,003,236
Allowance for loan losses	28,899,332	10,710,725
Net deferred fees and costs	1,954,735	1,309,944

Total impaired loans, net of allowance for loan losses and net deferred fees and costs	192,690,282	184,982,567

Total loans held for investment, net of allowance for loan losses net deferred fees and costs	$370,291,262	$477,704,144

Other Real Estate Owned
     The following table sets forth our real estate owned, or OREO portfolio, and OREO sales during the three and nine months ended September 30, 2008 and September 30, 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Other real estate owned	$72,105,644	$41,410,637	$72,105,644	$41,410,637
OREO as a percentage of total assets	5.93%	2.25%	5.93%	2.25%
OREO sold	$11,762,540	$6,717,392	$28,413,387	$22,644,877
Gain on sale	$743,653	$390,653	$1,126,360	$629,460

Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Overview. The Company had a net loss of $18.0 million for the third quarter of 2008, compared with a net loss of $162.9 million for the third quarter of 2007. The continued and substantial deterioration in the housing and subprime mortgage markets, including the general lack of available mortgage credit for subprime borrowers, coupled with a weakening national economy, has continued to cause both greater early stage and severe delinquencies of the acquired and originated loans in the Company’s portfolios, including particularly the portfolio of acquired second-lien mortgage loans. The resulting significant increase in the amount of loans on nonaccrual status and interest reversals for nonaccrual loans, coupled with a declining balance of the Company’s loan portfolios, continued to negatively impact our operations and net loss. In addition, a provision for additional value declines on the Company’s growing portfolio of owned real estate, which increased to $72.1 million at September 30, 2008 from $58.8 million at December 31, 2007, due to an expected continuing decline in housing values, contributed to the third quarter net loss. During the third quarter of 2008, nonaccrual loans increased to approximately $828.5 million, an increase of 38%, compared with approximately $601.4 million at December 31, 2007 and an increase of 71% from $485.5 million at September 30, 2007, while the aggregate portfolio of loans (before reserves and unearned discounts) declined to $1.63 billion at September 30, 2008 from $1.92 billion at December 31, 2007 and $1.97 billion at September 30, 2007. The provision for loan losses for the quarter ended September 30, 2008 was $10.6 million compared with a provision of $262.7 million in the quarter ended September 30, 2007. The allowance for loan losses for all portfolios at September 30, 2008 aggregated $432.0 million, compared with $254.7 million at December 31, 2007, and the amount of nonaccretable purchase discount at September 30, 2008 and 2007 was $99.3 million and $96.2 million, respectively. The Company had a stockholders’ deficit of $263.3 million at September 30, 2008, compared to stockholders’ equity of $39.3 million at December 31, 2007.
     The Company had a loss per common share for the three months ended September 30, 2008 of $2.25 both on a diluted and basic basis, compared to a loss per common share of $20.51 on both a diluted and basic basis for the three months ended September 30, 2007. The size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at September 30, 2008 decreased to $1.13 billion from $1.58 billion at the end of 2007, and from $1.61 billion at September 30, 2007. Revenues decreased by 42% to $24.1 million for the three months ended September 30, 2008, from $41.6 million for the three months ended September 30, 2007. Our total debt outstanding decreased to $1.46 billion at September 30, 2008 from $1.63 billion at December 31, 2007, and from $1.94 billion at September 30, 2007. As a result of the decrease of our total debt, particularly the restructuring of our debt, including $300 million of debt forgiveness and no interest on $125 million of outstanding borrowings, and the benefit of a decline in one-month LIBOR over the past twelve months on our interest-sensitive borrowings, interest expense (inclusive of amortization of deferred financing costs and success fees) decreased by $21.1 million, or 53%, during the third quarter of 2008 compared with the same period in 2007. Collection, general and administrative expenses increased by $2.4 million, or 24%, to $12.7 million during the three months ended September 30, 2008, from $10.3 million for the same period in 2007. The provision for loan losses decreased by $252.2 million to $10.6 million in the three months ended September 30, 2008.
     Revenues. Revenues decreased by $17.4 million, or 42%, to $24.1 million during the third quarter of 2008, from $41.6 million during the same period in 2007. Revenues include interest income, purchase discount earned, gains on sales of notes receivable, gains on sales of originated loans, gains on sales of OREO, third-party acquisition services fees, subservicing fees, other servicing fees and other income.

     Interest income decreased by $19.6 million, or 51%, to $19.1 million during the three months ended September 30, 2008 from $38.7 million during the three months ended September 30, 2007. The decrease in interest income reflected a $335.9 million decline in the aggregate portfolio of loans (UPB before reserves and unearned discounts), or approximately 17%, from September 30, 2007, an approximate 71% increase in loans on nonaccrual due to increased serious delinquencies in the Company’s loan portfolios (from $485.5 million at September 30, 2007 to $828.5 million at September 30, 2008), which caused an increase in interest reversals for nonaccrual loans and a reduction in the amount of loans on accrual status during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The impact of interest reversals on loans placed on nonaccrual during the three months ended September 30, 2008 and 2007 was approximately $8.4 million and $5.8 million, respectively.
     Purchase discount earned decreased by $562,000, or 51%, to $547,000 during the third quarter of 2008 from $1.1 million during the third quarter of 2007. This decrease resulted primarily from a slower rate of prepayments from the acquired notes receivable loan portfolio and less purchase discount available for accretion of discount from portfolios purchased in 2006 and 2007. We received $18.6 million of principal payments from notes receivable during the three months ended September 30, 2008, compared with $44.5 million of principal payments during the same quarterly period in 2007.
     There were no gains on sales of notes receivable as the Company did not sell any acquired (purchased) loans during the three months ended September 30, 2008 or September 30, 2007.
     The Company did not sell any originated loans during the three months ended September 30, 2008, compared with sales of $5.7 million of originated loans during the three months ended September 30, 2007. The average loss on the sale of loans, inclusive of a negative $596,000 mark-to market valuation on certain Alt-A loans that were held in inventory, was 10.43% during the third quarter of 2007. In the fourth quarter of 2007, the Company suspended its sales of originated loans due to unfavorable market conditions, and, as of December 2007, the Company ceased to originate loans.
     Gain on sale of OREO increased by $353,000, or 90%, to $744,000 during the three months ended September 30, 2008, from $391,000 during the three months ended September 30, 2007. We sold 116 OREO properties with an aggregate carrying value of $11.8 million during the third quarter of 2008, as compared to 89 OREO properties with an aggregate carrying value of $6.7 million during the third quarter of 2007. The increase in gain on sale of OREO properties in the three months ended September 30, 2008 was due to the sale of more properties and the sale of certain high-equity properties acquired through the foreclosure of Liberty Loans.
     Servicing fees and other income (principally third-party acquisition services fees and subservicing fees, late charges and prepayment penalties) increased by $1.7 million, or 89%, to $3.7 million during the three months ended September 30, 2008 from $2.0 million during the corresponding period last year. This increase was primarily due to approximately $488,000 in increased recoveries of outside foreclosure attorney costs from delinquent borrowers, approximately $789,000 in subservicing fees from a new third party servicing contract (Bosco) that began during the quarter ended June 30, 2008 and approximately $316,000 in due diligence fees. These increases were partially offset by decreases in prepayment penalties due to a continuing slower rate of loan payoffs in general and fewer payoffs from states where prepayment penalties are allowed.
     Operating Expenses. Operating expenses decreased by $270.9 million, or 87%, to $42.1 million during the third quarter of 2008 from $313.0 million during the same period in 2007. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

     Interest expense decreased by $20.9 million, or 53%, to $18.3 million during the three months ended September 30, 2008, from $39.1 million during the three months ended September 30, 2007. This decrease was principally the result of a lower average cost of funds during the three months ended September 30, 2008 of 5.00%, compared to 8.11% during the three months ended September 30, 2007, reflecting the restructuring in December 2007 of the interest rate terms of our debt, a decline of about 119 basis points in one-month LIBOR since the end of the third quarter of 2007, an interest rate of 0% on $125 million of our debt and the forgiveness of $300 million of our debt effective December 28, 2007, and to a lesser extent the amortization and prepayment of our debt. As of September 30, 2008, the Company had a total of $1.00 billion (notional amount) of fixed-rate interest rate swaps that effectively stabilized the future interest payments on a portion of its variable-rate debt for the contractual terms of the swaps. Because short-term interest rates declined during this period, these interest rate swaps increased the Company’s interest cost by $1.3 million during the three months ended September 30, 3008. At September 30, 2008, the weighted average interest rate of our borrowed funds, exclusive of the interest rate swaps, was 4.49%, compared with 8.14% at September 30, 2007.
     Collection, general and administrative expenses increased by $2.4 million, or 24%, to $12.7 million during the three months ended September 30, 2008, from $10.3 million during the corresponding period in 2007. Collection, general and administrative expenses as a percentage of average assets increased to 4.05% during the three months ended September 30, 2008 from 2.14% during the three months ended September 30, 2007, due principally to a reduced balance sheet. The increase in collection, general and administrative expenses was the result of increased servicing costs, including the salary and benefits costs of additional staff in the collection, loss mitigation and deficiency areas, and foreclosure and OREO operating expenses, due to the increased delinquencies and defaults in our loan portfolio. Salaries and employee benefits expenses increased by $812,000, or 18%, due to the expansion of our Servicing Department, which were only partially offset by reductions in staff throughout the Company that began since late 2007 to downsize operations as a result of our withdrawal from all loan acquisition and origination activities. While the number of servicing employees increased to 158 at September 30, 2008, from 106 employees at December 31, 2007 and 97 employees at September 30, 2007, we ended the third quarter of 2008 with a total of 213 employees, compared to a total of 207 employees at year-end 2007 and a total of 225 employees at the end of the third quarter of 2007. Legal fees relating to increased collection and loss mitigation activities increased by $663,000, or 46%, to $2.1 million from $1.4 million during the same period last year, reflecting the cost of outside legal services for increased foreclosure, bankruptcy and judgment activities for both the notes receivable and Liberty Loan portfolios. The Company also experienced an increase in corporate legal expenditures, principally related to the restructuring of our debt with our lenders, of $326,000, or 221%, to $474,000 from $148,000 during the same period last year. Servicing expenses related to the maintenance and management of OREO increased by approximately $1.1 million to $1.4 million during the third quarter of 2008, from $282,000 during the same period last year, primarily due to the growth in the OREO portfolio and payments of delinquent property taxes. OREO amounted to $72.1 million at September 30, 2008 compared with $58.9 million at year-end 2007 and $41.4 million at September 30, 2007. In addition, other third-party servicing expenses related to our collection, loss mitigation and deficiency operations decreased by $340,000 to $730,000, from $1.1 million primarily due to a decrease in the volume of property appraisals ordered compared to the three months ended September 30, 2007. Professional fees increased by $204,000, or 37%, to $757,000 from $554,000, principally due to increased outside tax and audit fees compared to the same period last year and a special consulting fee related to a potential restructuring of the Company’s debt and loan portfolios. Loan acquisition costs decreased by $331,000 as the Company did not seek to acquire pools of mortgage loans in the third quarter of 2008. Various other general and administrative expenses decreased slightly by approximately $25,000 during the three months ended September 30, 2008, principally due to reduced costs throughout the Company’s operations, reflecting the impact on our business activities of the Forbearance Agreements entered into on December 28, 2007, principally the stoppage of all acquisitions and originations of loans.

     The provision for loan losses decreased by $252.2 million to $10.6 million during the three months ended September 30, 2008, from $262.7 million during the three months ended September 30, 2007. The provision during this quarter was due primarily to an $8.0 million write-down taken on the OREO inventory due to anticipated continued deterioration in U.S. housing values, and to a lesser extent, increased defaults experienced in certain pools of loans purchased prior to 2005. The provision during the corresponding quarter last year was based on a reassessment of the allowance for losses due principally to the rapid and substantial deterioration in the housing and subprime mortgage markets and the concomitant deterioration in the performance of the Company’s loan portfolios. The allowance for loan losses for all portfolios at September 30, 2008 aggregated $432.0 million, compared with $254.7 million at December 31, 2007.
     Amortization of deferred financing costs decreased by $229,000, or 43%, to $298,000 during the third quarter of 2008 from $527,000 during the third quarter of 2007. This decrease resulted primarily from a slower rate of prepayments on all portfolios of loans, which caused reduced prepayments of our borrowed funds, and from the elimination of $300 million of debt as of December 28, 2007.
     Depreciation expenses decreased by $117,000, or 32%, to $248,000 in the third quarter of 2008. This decrease during the three months ended September 30, 2008 was principally due to fully depreciated assets during the past twelve months and a reduction in assets purchased compared with the same quarterly period in 2007.
     Our pre-tax loss decreased by $253.5 million to a loss of $18.0 million during the three months ended September 30, 2008, from a loss of $271.4 million during the three months ended September 30, 2007 for the reasons set forth above.
     The Company did not record a tax benefit during the three months ended September 30, 2008, compared with a tax benefit of $108.5 million recorded during the three months ended September 30, 2007.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Overview. The Company had a net loss of $305.9 million for the first nine months of 2008, compared with a net loss of $168.5 million for the nine months of 2007. Due principally to the rapid and substantial deterioration in the U.S. housing and subprime mortgage markets and deterioration in the performance of the Company’s portfolios of acquired and originated loans, including particularly the portfolio of acquired second-lien mortgage loans, and the resultant significantly increased estimates of inherent losses in its portfolios described above during both nine month periods, the Company’s provision for loan losses was $299.7 million in the nine months ended September 30, 2008, compared with $272.7 million in the nine months ended September 30, 2007. In addition, the significant increase of loans on nonaccrual status and interest reversals for nonaccrual loans negatively impacted the Company’s operations and net loss. At September 30, 2008, nonaccrual loans increased to approximately $828.5 million, an increase of 38%, compared with approximately $601.4 million at December 31, 2007 and an increase of 71% from $485.5 million at September 30, 2007. The allowance for loan losses for all portfolios at September 30, 2008 was $432.0 million, compared with $254.7 million at December 31, 2007, and the amount of nonaccretable purchase discount at September 30, 2008 and 2007 was $99.3 million and $96.2 million, respectively. The Company had a stockholders’ deficit of $263.3 million at September 30, 2008, compared to stockholders’ equity of $39.3 million at December 31, 2007.
     The Company had a net loss of $305.9 million for the first nine months of 2008, compared with a net loss of $168.5 million for the first nine months of 2007. The Company had a loss per common share for the nine months ended September 30, 2008 of $38.34 both on a diluted and basic basis, compared to a loss per common share of $21.22 on both a diluted and basic basis for the nine months ended September 30, 2007. The size of our total portfolio of net notes receivable, loans held for sale, loans held for investment and OREO at September 30, 2008 decreased to $1.13 billion from $1.58 billion at the end of 2007, and from $1.61 billion at September 30, 2007. Revenues decreased by 31% to $90.2 million for the nine months ended September 30, 2008, from $131.2 million for the nine months ended September 30, 2007. Our total debt outstanding decreased to $1.46 billion at September 30, 2008 from $1.63 billion at December 31, 2007, and from $1.94 billion at September 30, 2007. As a result of the decrease of our total debt, the restructuring of our debt, including $300 million of debt forgiveness and no interest on $125 million of borrowings, and the benefit of a decline of approximately 119 basis points in one-month LIBOR since October 1, 2007 on our interest-sensitive borrowings, interest expense (inclusive of amortization of deferred financing costs and success fees) decreased by $47.5 million, or 44%, during the first nine months of 2008 compared with the same period in 2007. Collection, general and administrative expenses increased by $4.7 million, or 16%, to $34.6 million during the nine months ended September 30, 2008, from $29.9 million for the same period in 2007. The provision for loan losses increased by $27.0 million to $299.7 million in the nine months ended September 30, 2008.
     Revenues. Revenues decreased by $41.0 million, or 31%, to $90.2 million during the first nine months of 2008, from $131.2 million during the same period in 2007. Revenues include interest income, purchase discount earned, gains on sales of notes receivable, gains on sales of originated loans, gains on sales of OREO, third-party acquisition services fees, subservicing fees, other servicing fees and other income.
     Interest income decreased by $42.9 million, or 35%, to $78.0 million during the nine months ended September 30, 2008 from $121.0 million during the nine months ended September 30, 2007. The decrease in interest income reflected an approximate 71% increase in loans on nonaccrual due to increased serious delinquencies in the Company’s loan portfolios (from $485.5 million at September 30, 2007 to $828.5 million at September 30, 2008), which caused an increase in interest reversals for nonaccrual loans and a reduction in the amount of loans on accrual status during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The impact of interest reversals on loans placed on nonaccrual during the nine months ended September 30, 2008 and 2007 was approximately $19.6 million and $9.7 million, respectively.
     Purchase discount earned decreased by $1.8 million, or 45%, to $2.1 million during the first nine months of 2008 from $3.9 million during the first nine months of 2007. This decrease resulted primarily from a slower rate of prepayments from the acquired notes receivable loan portfolio, and less purchase discount available for accretion of discount from portfolios purchased in 2006 and 2007 and a lower balance of purchase discount available for accretion from pre-2005 acquisitions. We received $68.3 million of principal payments from notes receivable during the nine months ended September 30, 2008, compared with $150.2 million of principal payments during the same period in 2007.
     There were no gains on sales of notes receivable as the Company did not sell any acquired (purchased) loans during the nine months ended September 30, 2008. The Company realized a gain on sales of notes receivable of $31,000 from sales of $22.3 million of performing low-coupon notes receivable during the nine months ended September 30, 2007.
     The Company did not sell any originated loans during the nine months ended September 30, 2008, compared with $36.9 million of originated loans sold during the nine months ended September 30, 2007. The average loss on loans sold was 1.05%, inclusive of a negative $746,000 mark-to market valuation on certain Alt-A loans that were held in inventory, during the first nine months of 2007. In the fourth quarter of 2007, the Company suspended its sales of originated loans due to unfavorable market conditions, and as of December 2007, the Company ceased to originate loans.

     Gain on sale of OREO increased by $497,000, or 79%, to $1.1 million during the nine months ended September 30, 2008, from $629,000 during the nine months ended September 30, 2007. We sold 337 OREO properties with an aggregate carrying value of $28.4 million during the first nine months of 2008, as compared to 330 OREO properties with an aggregate carrying value of $22.6 million during the first nine months of 2007. The increase in the gain on sale of OREO properties was due to certain high-equity properties acquired through the foreclosure of Liberty Loans that were sold in the nine months ended September 30, 2008.
     Servicing fees and other income (principally third-party acquisition services fees and subservicing fees, late charges and prepayment penalties) increased by $2.8 million, or 46%, to $8.9 million during the nine months ended September 30, 2008 from $6.1 million during the corresponding period last year. This increase was primarily due to an increase of approximately $1.2 million in recoveries of outside foreclosure attorney costs from delinquent borrowers that were the result of new loss mitigation activities (loan modification programs), approximately $1.1 million in subservicing fees from a new third party servicing contract (Bosco) that began during the quarter ended June 30, 2008, approximately $595,000 in due diligence fees received for due diligence services provided to third parties, and increased late charges resulting primarily from the increase in delinquencies. These increases were partially offset by a decrease of approximately $871,000 in prepayment penalties due to a slower rate of loan payoffs in general and fewer payoffs from states where prepayment penalties are allowed.
     Operating Expenses. Operating expenses decreased by $16.0 million, or 4%, to $396.1 million during the first nine months of 2008 from $412.1 million during the same period in 2007. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.
     Interest expense decreased by $46.0 million, or 43%, to $60.1 million during the nine months ended September 30, 2008, from $106.1 million during the nine months ended September 30, 2007. This decrease was principally the result of a lower average cost of funds during the nine months ended September 30, 2008 of 5.19%, compared to 7.89% during the nine months ended September 30, 2007, reflecting the restructuring in December 2007 of the interest rate terms of our debt, including the forgiveness of $300 million of our debt, an interest rate of 0% on $125 million of our debt, and a decline of about 119 basis points in one-month LIBOR since October 1, 2007. On February 27, 2008, the Company entered into $725 million (notional amount) of fixed-rate interest rate swaps, and on April 30, 2008, the Company entered into an additional $275 million (notional amount) of fixed-rate interest rate swaps, in order to effectively stabilize the future interest payments on a portion of its variable-rate debt. Because short-term interest rates declined during the nine months ended September 30, 2008, these interest rate swaps increased the Company’s interest cost by $1.8 million. At September 30, 2008, the weighted average interest rate of our borrowed funds, exclusive of the interest rate swaps, was 4.49%, compared with 8.14% at September 30, 2007.
     Collection, general and administrative expenses increased by $4.7 million, or 16%, to $34.6 million during the nine months ended September 30, 2008, from $29.9 million during the corresponding period in 2007. Collection, general and administrative expenses as a percentage of average assets increased to 3.17% during the nine months ended September 30, 2008 from 2.27% during the nine months ended September 30, 2007, due principally to the Company’s reduced balance sheet. The increase in collection, general and administrative expenses was principally the result of increased servicing costs due to increased delinquencies and defaults in our loan portfolio. Salaries and employee benefits expenses increased $454,000, or 3%, to $14.0 million during the nine months ended September 30, 2008, from $13.5 million during the nine months ended September 30, 2007, due to the expansion of our Servicing Department, which were only partially offset by reductions in staff throughout all other areas of the Company that began since late 2007 due to our withdrawal from all loan acquisition and origination activities. While the number of servicing employees increased to 158 at September 30, 2008, from 97 employees at September 30, 2007, we ended the third quarter of 2008 with a total of 213 employees, compared to a total of 225 employees at the end of the third quarter of 2007. Legal fees relating to increased collection and loss mitigation activities increased by $2.4 million, or 60%, to $6.4 million from $4.0 million during the same period last year. This increase reflected the cost of outside legal services for increased foreclosure, bankruptcy and judgment activity in both the notes receivable and Liberty Loan portfolios. The Company also experienced an increase in corporate legal expenditures, principally related to the restructuring of our debt with our lenders, of $828,000, or 144%, to $1.4 million from $573,000 during the same nine-month period last year. Servicing expenses related to the maintenance and management of OREO increased by approximately $2.0 million to $2.8 million during the nine months of 2008, from $771,000 during the same nine-month period last year, primarily due to the growth in the OREO portfolio and payments of delinquent property taxes. In addition, third-party servicing expenses related to our collection, loss mitigation and deficiency operations decreased by $325,000 to $2.0 million, from $2.3 million primarily due to a decrease in the volume of tax services, credit reports and property appraisals ordered compared to the nine months ended September 30, 2007. Professional fees increased by $252,000, or 16%, to $1.9 million from $1.6 million, principally due to increased outside tax and audit fees and a special consulting fee related to a potential restructuring of the Company’s debt and loan portfolios, compared to the same period last year. Loan acquisition costs decreased by $1.3 million as the Company did not seek to acquire pools of mortgage loans in the first nine months of 2008. Various other general and administrative expenses increased by approximately $212,000 during the nine months ended September 30, 2008, principally due to a $661,000 lease write-off of vacated Tribeca Lending office space, which was partially offset by other reduced costs throughout the Company’s operations reflecting the impact of the Forbearance Agreements entered into on December 28, 2007 on our business activities, principally the stoppage of all acquisitions and originations of loans.
     During the nine months ended September 30, 2008, the U.S. housing and subprime mortgage markets experienced continued deterioration. This deterioration continued to give rise to industry-wide increases in mortgage delinquencies reflecting the decline in collateral values and related declines in borrowers’ equity in their homes, particularly with respect to subprime loans originated throughout the mortgage industry during 2005, 2006 and the early months of 2007. These deteriorating conditions in the housing and subprime mortgage markets continued to negatively impact the credit quality of the Company’s portfolios during the first nine months of 2008, particularly with regard to the second-lien mortgage loan portfolio. As a result, the Company significantly increased its estimates of inherent losses in its portfolios of loans, particularly its purchased second-lien mortgage loans, which resulted in a provision for loan losses of $299.7 million during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, the provision for loan losses was $272.7 million due to the rapid and substantial deterioration in the subprime mortgage and housing markets that developed during this period, which negatively impacted the credit quality of the Company’s portfolios, particularly with regard to the second-lien mortgage loan portfolio. As a result, the Company significantly increased its estimates of inherent losses in the portfolios of purchased loans, particularly its purchased second-lien mortgage loans, in the nine month period ended September 30, 2007.
     Amortization of deferred financing costs decreased by $1.4 million, or 62%, to $872,000 during the first nine months of 2008 from $2.3 million during the first nine months of 2007. This decrease resulted primarily from a slower rate of prepayments on all portfolios of loans, which caused reduced prepayments of our borrowed funds, and from the elimination of $300 million of debt as of December 28, 2007.
     Depreciation expenses decreased by $220,000, or 20%, to $862,000 in the first nine months of 2008. This decrease during the nine months ended September 30, 2008 was principally due to fully depreciated assets during the past twelve months and a reduction in assets purchased compared with the corresponding period in 2007.
     Our pre-tax loss increased by $25.1 million to a loss of $305.9 million during the nine months ended September 30, 2008, from a loss of $280.9 million during the nine months ended September 30, 2007 for the reasons set forth above.
     The Company did not record a tax benefit during the nine months ended September 30, 2008, compared with a tax benefit of $112.4 million recorded during the nine months ended September 30, 2007.
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
     Short-term Investments. The Company’s short-term investment portfolio includes principally U.S. treasury bills and investment-grade commercial paper. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk. As of September 30, 2008, all of the Company’s short-term investments were converted into money market accounts and certificates of deposits and are all held at The Huntington National Bank.

     Cost of Funds. As of September 30, 2008, we had total borrowings of $1.46 billion, of which $1.42 billion was subject to our credit facilities and modified by the Forbearance Agreements effective December 28, 2007, as amended effective March 31, 2008 and August 15, 2008, and $41.2 million remained under our unrestructured credit facility. Substantially all of the debt under these facilities was incurred in connection with the purchase and origination of, and is secured by, our acquired loans (notes receivable), originated loans held for investment and OREO portfolios. At September 30, 2008, the interest rates on our term debt were as follows:

		Under the terms of credit
	In accordance with the	agreements excluded
	terms of the Forbearance	from the Forbearance
	Agreements as amended	Agreements as amended
LIBOR plus 2.25%	$884,432,436	$—
LIBOR plus 2.75%	412,613,418	—
0% (fixed)*	125,000,000	—
FHLB one-month LIBOR advance rate plus 2.60%	—	16,675,160
FHLB one-month LIBOR advance rate plus 2.75%	—	24,567,920

	$1,422,045,854	$41,243,080

*	Interest of 20% begins to accrue after the Franklin Tranche A debt, $519.0 million as of September 30, 2008, is paid off in full.
     At September 30, 2008, the weighted average interest rate on term debt was 4.49%. Our warehouse facilities were utilized, until December 28, 2007, to fund Tribeca’s originations of loans and the acquisition of loans through our “Flow Acquisitions Group” pending sale to others or pending funding under our credit facilities for loans to be held in portfolio. As of December 31, 2007, both warehouse facilities were discontinued.
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
     At September 30, 2008, we had cash and cash equivalents of $19.2 million compared with $18.3 million at December 31, 2007. As of November 2008, all of the Company’s depository accounts were at The Huntington National Bank. Restricted cash of $23.5 million and $40.3 million at September 30, 2008 and December 31, 2007, respectively, was restricted under our credit agreements and lockbox facility with our bank.
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
     Net cash used in operating activities was $8.9 million during the nine months ended September 30, 2008, compared with net cash used of $7.5 million during the nine months ended September 30, 2007. The increase in cash used in operating activities during the nine months ended September 30, 2008 was primarily due to the Company not originating new loans for sale in the secondary market during the first nine months of 2008.
     Net cash provided by investing activities was $175.4 million during the nine months ended September 30, 2008, compared to $329.6 million of cash used during the nine months ended September 30, 2007. The decrease in cash used in investing activities during the nine months ended September 30, 2008 was due primarily to our not acquiring or originating loans in the first nine months of 2008, which was partially offset by a reduction in principal collections on both notes receivable and loans held for investment.
     Net cash used in financing activities increased to approximately $165.6 million during the nine months ended September 30, 2008, compared to $340.2 million provided by financing activities during the nine months ended September 30, 2007. The decrease in cash provided by financing activities during the nine months ended September 30, 2008 was due to the reasons set forth above.
Borrowings
     As of September 30, 2008, the Company owed an aggregate of $1.46 billion under the Forbearance Agreements and one remaining credit facility excluded from the Forbearance Agreements with our lender. These borrowings are shown in the Company’s financial statements as “Notes payable” (referred to as “term loans” herein).
Forbearance Agreements with Lead Lending Bank
     On December 28, 2007, the Company entered into a series of agreements with the bank, pursuant to which the bank agreed to forbear with respect to certain defaults of the Company relating to the Company’s indebtedness to the bank and restructure approximately $1.93 billion of such indebtedness to the bank and its participant banks.
     The Restructuring did not relate to:
•	$44.5 million of the Company’s indebtedness under the Master Credit and Security Agreement, dated as of October 13, 2004, as amended, by and among Franklin Credit, certain subsidiaries of Franklin Credit and the bank; and,

•	$44.8 million of Tribeca’s indebtedness to BOS (USA) Inc., an affiliate of Bank of Scotland, under the Master Credit and Security Agreement, dated March 24, 2006, by and among Tribeca, certain subsidiaries and BOS.
     These amounts remained subject to the original terms specified in the applicable agreements (the “Unrestructured Debt”).

     Loan Restructuring. Pursuant to the Restructuring:
•	the Company acknowledged, and the bank waived, certain existing defaults under the Company’s existing credit facilities with the bank through May 2009;

•	Franklin Credit’s indebtedness to the bank was reduced by $300 million and Franklin Credit paid a restructuring fee of $12 million to the bank;

•	the remaining approximately $1.54 billion of outstanding indebtedness to the bank, including approximately $1.05 billion of outstanding indebtedness of Franklin Credit and approximately $491.1 million of outstanding indebtedness of Tribeca, was restructured into six term loans with modified terms and a maturity date of May 15, 2009; and,

•	the Company paid all of the accrued interest on its debt outstanding to the bank through December 27, 2007 and guaranteed payment and performance of the restructured indebtedness.
     Terms of the Restructured Indebtedness. The following table summarizes the principal economic terms of the Company’s indebtedness immediately following the Restructuring.

			Applicable
		Outstanding	Interest	Required Monthly	Required Monthly
	Outstanding	Principal	Margin Over	Principal	Principal
	Principal Amount –	Amount –	LIBOR	Amortization –	Amortization –
	Franklin Credit	Tribeca	(basis points)	Franklin Credit	Tribeca
Tranche A	$600,000,000	$400,000,000	225	$5,400,000	$3,600,000
Tranche B	$323,255,000	$91,142,000	275	$750,000	$250,000
Tranche C	$125,000,000	N/A	N/A (1)	N/A (2)	N/A
Tranche D	$1,033,000 (3)	N/A	250 (4)	N/A	N/A
Unrestructured Debt	$44,537,000	$44,835,000	235-250	$148,000	$498,000

(1)	The applicable interest rate is fixed at 10% per annum. Interest will be paid in kind during the term of the forbearance.

(2)	Tranche C requires no principal amortization. All principal is due at maturity.

(3)	Tranche D serves as a revolving credit line with a maximum availability of $5 million, and an additional $5 million which may be used for issuance of letters of credit.

(4)	Does not include a letter of credit facing fee of 0.125% per annum on the average daily undrawn amount of each issued and outstanding letter of credit.
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
     Covenants; Events of Default. The Forbearance Agreements contain affirmative and negative covenants customary for restructurings of this type, including covenants relating to reporting obligations. The affirmative and negative covenants under all of the credit agreements between the Company and the bank, other than those under the Franklin Master Credit Agreement and under the Tribeca Master Credit and Security Agreement, dated as of February 28, 2006, as amended, were superseded by the covenants in the Forbearance Agreements. Additionally, any provisions of any of the credit agreements between the Company and the bank that conflict with or are subject of a discrepancy with the provisions of the Forbearance Agreements will be superseded by the conflicting provision in the Forbearance Agreements. The Forbearance Agreements include covenants requiring that:
•	the Company’s reimbursable expenses in the ordinary course of business during each of the first two months after the date of the agreement will not exceed $2.5 million, excluding reimbursement of certain bank expenses after the date of the Restructuring, and thereafter, an amount provided for in an approved budget;

•	the Company will not originate or acquire mortgage loans or other assets, perform due diligence or servicing, broker loans, or participate in off-balance sheet joint ventures and special purpose vehicles, without the prior consent of the bank;

•	the Company will use its best efforts to obtain interest rate hedges acceptable to the bank in respect of the $1 billion of Tranche A indebtedness;

•	the Company will not make certain restricted payments to its stockholders or certain other related parties;

•	the Company will not engage in certain transactions with affiliates;

•	the Company will not incur additional indebtedness other than trade payables and subordinated indebtedness;

•	the Company together will maintain a minimum consolidated net worth of at least $5 million, plus a certain percentage, to be mutually agreed upon, of any equity investment in the Company after the date of the Restructuring;

•	the Company will together maintain a minimum liquidity of $5 million;

•	the Company will maintain prescribed interest coverage ratios based on EBITDA (as defined) to Interest Expense (as defined);

•	the Company will not enter into mergers, consolidations or sales of assets (subject to certain exceptions);

•	the Company will not, without the bank’s consent, enter into any material change in its capital structure that the bank or a nationally recognized independent public accounting firm determine could cause a consolidation of its assets with other persons under relevant accounting regulations; and,

•	the Company shall maintain and comply in all material respects with all governmental licenses and authorizations to hold and service mortgage loans (as defined) and OREO properties (as defined).
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
     The modifications of the terms of the Tranche C debt of $125 million from an interest rate of 10% to 0% (at least until the maturity of the Forbearance Agreements in May 2009) resulted in a savings of approximately $9.5 million in accrued interest expense for the nine months ended September 30, 2008.
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
August 2008 Modification to Forbearance Agreements
     The Company entered into additional amendments to the Forbearance Agreements, effective August 15, 2008, whereby, among other things, (a) the minimum net worth covenant was eliminated, (b) the prescribed interest coverage ratios based on EBITDA were changed to ratios based on actual cash flows, (c) cash flows available for debt service shall include all of the Company’s cash receipts, including its cash revenues from providing subservicing and other services for third parties, and (d) the existing extension of an additional period of forbearance through July 31, 2008 in respect of the remaining Unrestructured Debt was extended to December 31, 2008, and absent the occurrence of an event of default, the bank agreed not to initiate collection proceedings against the Company in respect of any of the Unrestructured Debt. In addition, all identified forbearance defaults, including the minimum net worth covenant, that existed at the time of the August 2008 Modification were waived. As a result, the Company currently is in compliance with all of the terms of the Forbearance Agreements, with the exception of the minimum debt service payments with regards to the Unrestructured Debt and the failure of the Company to comply with minimum net worth requirements under certain governmental licenses to hold and service mortgage loans.
Unrestructured Debt
     The Company has failed to make the minimum monthly debt service payments due on July 5, 2008 through November 5, 2008 in the aggregate amount of $789,000 from the cash flows received from the collateral supporting the Unrestructured Debt, as required by the Master Credit Agreement in respect of the Unrestructured Debt (remaining debt due to a participant bank that is not a party to the Forbearance Agreements). The Company, however, has made the required minimum payments from its own cash account.
Master Credit Facilities – Term Loans
     The summary that follows describes the terms of the Company’s credit facilities in effect prior to entering into the Forbearance Agreements on December 28, 2007 described above, which substantially modified such facilities, except for the Unrestructured Debt.
     General. In October 2004, the Company, and its finance subsidiaries, excluding Tribeca, entered into a master credit and security agreement (the “Franklin Master Credit Facility”) with Huntington National Bank, an Ohio banking corporation, which we refer to as the bank, our lender or Huntington. Under this master credit facility, we requested term loans to finance the purchase of residential mortgage loans or refinance existing outstanding loans under this facility. The facility did not include a commitment to additional lendings or a commitment to refinance existing outstanding term loans when they matured, which were therefore subject to our lender’s discretion as well as any regulatory limitations to which our lender was subject. At September 30, 2008, $41.2 million remained outstanding under this facility (the remaining portion of the Unrestructured Debt), and the interest rate continues to be based on the Federal Home Loan Bank of Cincinnati 30-day advance rate plus margins of 2.60% and 2.75%.
     In February 2006, Tribeca and certain of its subsidiaries entered into the Tribeca Master Credit Facility with Huntington, pursuant to which certain Tribeca subsidiaries borrowed term loans to finance their origination of loans Tribeca previously financed under its warehouse line of credit with Huntington and consolidate and refinance prior term loans made by Huntington to such subsidiaries. The facility did not include a commitment for additional lendings or a commitment to refinance existing outstanding term loans when they matured, which were subject to our lender’s discretion, as well as any regulatory limitations to which Huntington was subject. At both September 30, 2008 and December 31, 2007, $0 remained outstanding under this facility.

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
     The unpaid principal balance of the BOS Loan was amortized over a period of 20 years, but had a maturity date in March 2009. The Tribeca Subsidiary Borrower was required to make monthly amortization payments and payments of interest on the BOS Loan. The facility did not include a commitment to additional lendings or a commitment to refinance the remaining outstanding balance of the loan at its maturity. Pursuant to the Forbearance Agreement Amendments, the outstanding balance of this indebtedness to BOS was rolled into the Forbearance Agreements effective March 31, 2008. The outstanding balance of the BOS Loan, therefore, was $0 at September 30, 2008.
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
     On September 5, 2007, the Company purchased a $200 million (notional amount) one-month LIBOR cap with a strike price of 5.75% at a price of $102,000, and on September 6, 2007, the Company purchased a $400 million (notional amount) one-month LIBOR cap with a strike price of 6.0% at a price of $90,000. Both cap agreements are non-amortizing and will be in effect for one year. The cap resets match the interest rate resets on a portion of the Company’s term debt. These caps will limit the

Company’s exposure to increased borrowing costs on $200 million of term debt should the one-month LIBOR rate exceed 5.75%, and on a total of $600 million of term debt should such rate exceed 6.0%. The interest rate caps are not designated as hedging instruments for accounting purposes; therefore, a change in the fair market value of the caps is recognized as gain or loss in earnings in the current period. These cap agreements expired on September 30, 2008.
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
     Under these swap agreements, the Company will make interest payments to its lead lending bank at fixed rates and will receive interest payments from its lead lending bank on the same notional amounts at variable rates based on LIBOR. Effective December 28, 2007, the Company pays interest on its interest-sensitive borrowings, principally based on one-month LIBOR plus applicable margins. Accordingly, Franklin established a fixed rate plus applicable margins on $1.00 billion of its borrowings, which at the time of entering into the swap agreements ranged from one year to four years. The weighted average fixed rate of the total $1.00 billion of swaps is approximately 2.99%.
     The following table presents the notional and fair value amounts of the interest rate swaps at September 30, 2008.

Notional Amount	Term	Maturity Date	Fixed Rate	Estimated Fair Value*
$220,000,000	1 year	March 5, 2009	2.62%	$814,857
390,000,000	2 years	March 5, 2010	2.79%	1,836,644
275,000,000	3 years	March 5, 2011	3.47%	(338,480)
70,000,000	3 years	March 5, 2011	3.11%	451,585
45,000,000	4 years	March 5, 2012	3.43%	315,370

$1,000,000,000				$3,079,976

*	Determined in accordance with SFAS 157 based upon a “Level 2” valuation methodology.
     The net effect of the interest rate swaps for the three and nine months ended September 30, 2008 was $1.3 million and $1.8 million, respectively, which increased our interest expense. The estimated fair value of the swaps at September 30, 2008 was $3.1 million, which increased stockholders’ equity (other comprehensive income). The fair value of the interest-rate swaps in the future will fluctuate as LIBOR interest rates change and as the remaining term of the swaps becomes shorter.
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
     In addition to the performance of the loans in our portfolios, the Company’s operating results depend in large part on differences between the interest earned on its assets and the interest paid on its borrowings. Most of the Company’s assets, consisting primarily of mortgage notes receivable, generate fixed returns and have remaining contractual maturities in excess of five years, while the majority of originated loans held for investment generate fixed returns for the first two years and six-month adjustable returns thereafter. As of December 28, 2007, the effective date of the Forbearance Agreements, our borrowings are based on one-month LIBOR. Prior to December 28, 2007, we funded the origination and acquisition of these assets with borrowings that had interest rates based on the monthly Federal Home Loan Bank of Cincinnati (“FHLB”) 30-day advance rate. In most cases, the interest income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest income and, therefore, net income. Our borrowings bear interest at rates that fluctuate with one-month LIBOR. We currently use interest-rate derivatives, essentially interest-rate swaps, to hedge our interest rate exposure by converting a significant portion of our highly interest-sensitive borrowings from variable-rate payments to fixed-rate payments. Based on approximately $340.2 million of unhedged interest-rate sensitive borrowings outstanding at September

30, 2008, a 1% instantaneous and sustained increase in the one-month LIBOR rate could increase quarterly interest expense by as much as approximately $850,000, pre-tax, during the remaining terms of the swap agreements, which would negatively impact our quarterly after-tax net income. Due to the unprecedented turmoil in the credit markets in September, which caused one-month LIBOR to rapidly and dramatically rise during the month of September, the LIBOR rate set for our borrowed funds for the month of October increased approximately 156 basis points. The impact of this increase on the cost of our unhedged interest-sensitive borrowings will be approximately $442,000 for the month of October. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income and the market value of our net assets. If the Company’s existing swap contracts expire, and they are not renewed, a 1% instantaneous and sustained increase in the one-month LIBOR rate would have the effect of increasing quarterly interest expense by approximately $3.4 million, pre-tax. See “Management’s Discussion and Analysis – Borrowings.”
     The value of our assets may be affected by prepayment rates on investments. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty. When we originated and purchased mortgage loans, we expected that such mortgage loans would have a measure of protection from prepayment in the form of prepayment lockout periods or prepayment penalties. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments. During 2007 and the first nine months of 2008, due to declining housing prices in general and a rapid and severe credit tightening throughout the industry, portfolio payoffs through borrower refinancing have been declining as it has become more difficult for borrowers, particularly borrowers with any type of credit deficiency, to refinance their loans.
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

     During the first nine months of 2008, the deterioration in the housing and subprime mortgage markets, particularly declining home values, continued. Additionally, the significant tightening of credit availability throughout the mortgage lending industry, and particularly in the subprime segment of the industry, continued unabated. These market events of approximately the past eighteen months have increased, and are expected to continue to increase delinquencies, defaults and losses on residential 1-4 family loans.
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
Changes in Internal Control over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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
     The court has directed that the parties file a stipulation consolidating the First WMC Litigation and the Second WMC Litigation. On October 1, 2008, a stipulation was filed with the New York County clerk’s office consolidating the two actions for all purposes.
     On February 13, 2008, the Company commenced an action in the Supreme Court of the State of New York styled Franklin Credit Management Corporation v. Decision One Mortgage Company, LLC and HSBC Finance Corporation, seeking not less than $7.5 million for breaches of certain loan purchase agreements based on a failure of Decision One Mortgage Company, LLC (“Decision One”) to repurchase loans it sold to the Company and for which an early payment default occurred. HSBC Finance Corporation (“HSBC”) has guaranteed Decision One’s obligations with respect to certain of the loans. In that connection, the Company seeks not less than $4.4 million from HSBC. On March 25, 2008, the defendants served their answer generally denying the Company’s allegations; included as part of the answer were counterclaims by Decision One for attorneys’ fees and indemnification under the subject loan purchase agreements. The case remains in its preliminary stages.

ITEM 1A. RISK FACTORS
     Except as reflected in this Form 10-Q, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.
Uncertain Continued Viability
The adverse developments in the mortgage industry and credit markets have adversely affected our business, our cash flows and our stock price, and raise substantial doubt about our financial viability.
     During the past year, and particularly in recent months, the mortgage industry has come under enormous pressure due to the adverse housing industry environment, the nearly complete shutdown of credit markets and other adverse economic factors. Numerous companies operating in the mortgage sector have failed, including several well regarded banks and Wall Street firms, and other companies are facing serious operating and financial challenges. The Company also faced significant mortgage-related and financial challenges that began during the second half of 2007 that have deepened through 2008 due to these adverse conditions, and we expect to continue to face these challenges as these conditions may not improve or may worsen for the foreseeable future.
     Our ability to continue to operate our business, to maintain state licenses necessary to continue to service loans and to meet our debt service obligation requirements depends on our performance under the Forbearance Agreements with our lead lending bank, to successfully renew the Forbearance Agreements, or enter into new credit facilities with our lead lending bank prior to the scheduled maturity of the Forbearance Agreements in May 2009. Due to our significant financial distress, including a stockholders’ deficit of $263.3 million at September 30, 2008 and continuing operating losses, other sources of funding are unlikely to be available to us. In addition, our failure to comply with any of the terms of the existing credit facilities, as amended by the Forbearance Agreements, with our lender, including our current non-compliance with certain covenants therein described elsewhere in this Quarterly Report on Form 10-Q, could result in an earlier default and entitle the bank to declare the Company’s indebtedness immediately due and payable and result in a transfer of our servicing to a third-party servicer. As a result, we would not be able to continue some of our operations or continue at all.
Operating Losses
     The continuing deterioration in the U.S. housing market, including generally continuing housing price declines and the severe contraction of available mortgage credit for consumers without excellent credit histories, and most recently coupled with a slowing economy with rising unemployment, may continue to widen the mismatch of the Company’s excess of interest-bearing borrowings over interest-paying loans and further negatively impact the credit quality of the Company’s portfolios, which could result in decreased net interest income and additional significant provisions for loan losses resulting in increased operating losses in future quarters.
Stockholders’ Deficit
     The Company had a net loss of $18.0 million and $305.9 million for the three and nine months ended September 30, 2008, respectively. As a result, the Company had deficit stockholders’ equity of $263.3 million at September 30, 2008. Deficit stockholders’ equity could seriously limit our operations, particularly our authority to service our loans and loans for third parties, our recent efforts to provide services for third parties, on a fee-paying basis, which are directly related to our servicing operations and our portfolio acquisition experience with residential mortgage loans, and affect our ability to maintain state mortgage and collection agency licenses.
Licenses to Service Loans
     The requirements imposed by state mortgage finance licensing laws vary considerably. Many mortgage licensing laws impose a licensing obligation to service residential mortgage loans and certain state collection agency licensing laws require entities collecting on delinquent or defaulted loans for others or to acquire such loans to be licensed as well. Once these licenses are obtained, state regulators impose additional ongoing obligations on licensees, such as maintaining certain minimum net worth or line of credit requirements. If the Company does not, among other things, meet these minimum net worth or line of credit requirements, the regulators may revoke or suspend the Company’s licenses and prevent the Company from continuing to service loans, which would adversely affect the Company’s operations and financial condition and ability to attract new servicing customers. The Company’s deficit net worth at September 30, 2008 has resulted in the Company’s non-compliance with the requirements to maintain certain licenses in approximately 21 states, and consequently, the regulators in all or some of these states may take a number of possible corrective actions in response to the Company’s non-compliance, including license revocation or suspension, requiring the Company to file a corrective action plan, fine assessment, denial of an application for renewal of a license, or a combination of the same, in which case the Company’s business would be adversely affected. In October 2008, the Company was notified of such non-compliance by the state of West Virginia and, as a result, has entered into an Assurance of Voluntary Compliance with the state’s Commissioner of Banking that, as of November 30, 2008, the Company will meet the state’s statutory minimum net worth requirement of $250,000. If the Company is unable to meet this requirement, the Company has agreed to either surrender its license to act as a servicer or receive an Order revoking its license. In addition, the Company’s Forbearance Agreements with The Huntington National Bank, which are described below, contain affirmative covenants that the Company maintain and comply in all material respects with all governmental licenses and authorizations to hold and service mortgage loans and real estate owned properties. If the Company breaches such covenants, which it has breached by not complying with the minimum net worth requirements of certain states, or The Huntington National Bank determines that there has been a material adverse affect on the Company’s business and, in either instance, notice of the same is provided to the Company by The Huntington National Bank, which the Huntington National Bank has not as of the date of this filing provided to the Company, any such noticed event would be a Forbearance Default under the Forbearance Agreements, which would entitle The Huntington National Bank to declare the Company’s indebtedness immediately due and payable and transfer the Company’s rights as servicer to a third party.
     The Company is currently evaluating various options and corporate structures to address the required minimum net worth situation, to help preserve the good standing of the Company’s licenses and to ensure that the Company is able to continue to service loans. These options include changes to the Company’s corporate structure so that the Company’s servicing operations would be segregated into one or two wholly-owned subsidiaries. While the Company believes that the required consent and cooperation of The Huntington National Bank for any changes the Company determines to implement, that would enable the Company to retain its servicing and debt collection licenses with all or most states, would be obtained, there can be no assurance that the Company will identify and successfully implement a viable option to enable the Company to retain these licenses.
Delisting – The Nasdaq Capital Market
     Our common stock as of November 3, 2008 is quoted under the stock symbol “FCMC.PK” on the “Pink Sheets,” a centralized quotation service for over-the counter securities, following its delisting from The Nasdaq Capital Market, and the Company is seeking to encourage brokers to arrange for its common stock to be quoted on the Over-The-Counter Bulletin Board (“OTCBB”). Prior to November 3, 2008, the Company’s common stock traded on The Nasdaq Capital Market.
     The Company attended a hearing before the Nasdaq Hearings Panel (the “Panel”) on October 23, 2008 and requested for various reasons that its pending delisting be delayed. On October 30, 2008, the Company received a letter from Nasdaq stating that the Panel had denied the Company’s request for continued listing on Nasdaq due to the failure of Franklin to maintain a minimum of $2,500,000 in stockholders’ equity as required by Nasdaq Marketplace Rule 4310(c)(3), and trading of Franklin’s shares was suspended effective as of the open of business on Monday, November 3, 2008.
     The delisting of our shares from the Nasdaq Capital Market will likely reduce the liquidity of our common stock and could lead to a drop in the market price of our common stock. Because of the relatively small number of shares that are traded on the OTCBB and the Pink Sheets, share prices may be volatile and it may be difficult to find a purchaser for shares of our common stock. As a result, investors should consider the potential lack of liquidity and the long-term nature of an investment in our stock prior to investing.
     In addition to the matters discussed above, the Company is subject to various risks, including the following, many of which are also discussed in greater detail in the Company’s Form 10-K.
Risks Related to Our Business
•	We may experience higher loan losses than we have reserved for in our financial statements.

•	A prolonged economic slowdown or a lengthy or severe recession could harm our operations, particularly if it results in a decline in the real estate market.

•	Our credit facilities require us to observe certain covenants, and our failure to satisfy such covenants could render us insolvent.

•	If our lenders fail to renew our loans for additional terms or provide us with refinancing opportunities, our indebtedness will become due and payable in May 2009.

•	If we do not comply with certain minimum servicing standards in the Forbearance Agreements with the bank, the bank can transfer our rights as servicer to a third party.

•	Our ability to fund operating expenses depends on our principal lender continuing to provide an adequate operating allowance.

•	Our business is sensitive to, and can be materially affected by, changes in interest rates.

•	The bank may prevent our pursuing future business opportunities.

•	We use estimates for recognizing revenue on a majority of our portfolio investments and our earnings would be reduced if actual results are less than our estimates.

•	When we acquired S&D loans, the price we paid was based on a number of assumptions. Material differences between the assumptions we used in determining the value of S&D loans we acquired and our actual experience could harm our financial position.

•	If we do not obtain and maintain the appropriate state licenses, we will not be allowed to service, acquire, sell or broker mortgage loans in some states, which would adversely affect our operations.

•	A significant amount of our loans held for portfolio are secured by property in California, New York, New Jersey and Florida, and our operations could be harmed by economic downturns or other adverse events in these states.

•	We may not be adequately protected against the risks inherent in subprime residential mortgage loans.

•	A number of our second lien mortgage loans are subordinated to ARM or interest-only mortgages that may be subject to monthly payment increases, which may result in delinquencies and increase our risk of loss on these loans.

•	We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, sellers of loans we acquired, vendors and our employees.

•	We may not be successful in entering into or implementing our planned business of providing servicing and other mortgage related services for other entities on a fee-paying basis.

•	The success and growth of our servicing business will depend on our ability to adapt to and implement technological changes, and any failure to do so could result in a material adverse effect on our business.

•	If we do not manage the changes in our businesses effectively, our financial performance could be harmed.

•	The inability to attract and retain qualified employees could significantly harm our business.

•	An interruption in or breach of our information systems may result in lost business and increased expenses.

•	We are exposed to the risk of environmental liabilities with respect to properties to which we take title.

•	A loss of our Chairman may adversely affect our operations.
Risks Related to Our Financial Statements
•	We may become subject to liability and incur increased expenditures as a result of the restatement in 2006 of certain previously issued financial statements.

•	We may become subject to liability and incur increased expenditures as a result of our assessments of our allowance for loan losses.

•	Failures in our internal controls and disclosure controls and procedures could lead to material errors in our financial statements and cause us to fail to meet our reporting obligations.

Risks Related to the Regulation of Our Industry
•	New legislation and regulations directed at curbing predatory lending practices could restrict our ability to price, sell, or finance non-prime residential mortgage loans, which could adversely impact our earnings.

•	The broad scope of our operations exposes us to risks of non-compliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

•	If financial institutions face exposure stemming from legal violations committed by the companies to which they provide financing or underwriting services, this could negatively affect the market for whole-loans and mortgage-backed securities.

•	We may be subject to fines or other penalties based upon the conduct of our independent brokers.

•	We are subject to reputational risks from negative publicity concerning the subprime mortgage industry.

•	We are subject to significant legal and reputational risks and expenses under federal and state laws concerning privacy, use and security of customer information.

•	If many of our borrowers become subject to the Servicemembers Civil Relief Act of 2003, which on July 30, 2008, was amended by the Housing and Economic Recovery Act of 2008 to temporarily enhance protections for servicemembers relating to mortgages and mortgage foreclosures until December 31, 2010, by extending the protection period and stay of proceedings from 90 days to 9 months and extending the interest rate limitation on mortgages from the period of military service to the period of military service and one year thereafter, our cash flows and interest income may be adversely affected.

•	Legislative action to provide mortgage relief to consumers, including our borrowers, may negatively impact our business.
Risks Related to Our Securities
•	Thomas J. Axon effectively controls our company, substantially reducing the influence of our other stockholders.

•	Due to the delisting from The Nasdaq Stock Market on November 3, 2008, the price and liquidity of our common stock and our ability to access the capital markets will be adversely affected.

•	Our organizational documents, Delaware law and our credit facilities may make it harder for us to be acquired without the consent and cooperation of our board of directors, management and lender.

•	Our quarterly operating results may fluctuate and cause our stock price to decline.

•	Various factors unrelated to our performance may cause the market price of our common stock to become volatile, which could harm our ability to access the capital markets in the future.

•	Future sales of our common stock may depress our stock price.

•	Compliance with the rules of the market in which our common stock trades and proposed and recently enacted changes in securities laws and regulations are likely to increase our costs.
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
November 14, 2008

FRANKLIN CREDIT MANAGEMENT CORPORATION
By:	/s/ ALEXANDER GORDON JARDIN
Alexander Gordon Jardin
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ ALEXANDER GORDON JARDIN	Chief Executive Officer	November 14, 2008
Alexander Gordon Jardin
(Principal Executive Officer)

/s/ PAUL D. COLASONO	Executive Vice President	November 14, 2008
Paul D. Colasono	and Chief Financial Officer
(Principal Financial Officer)