Form 10-K
period 2008-12-31
FRANKLIN CREDIT HOLDING CORP/DE/
filed 2009-04-10
CIK 831246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-17771
FRANKLIN CREDIT HOLDING CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-3104776 (IRS Employer Identification No.)

101 Hudson Street Jersey City, New Jersey (Address of Principal Executive Offices)	07302 (Zip code)

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

☐ Large accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Accelerated filer ☑ Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Based upon the closing sale price on the last business day of the registrant’s most recently completed second fiscal quarter ($0.81 on June 30, 2008), the aggregate market value of common stock held by non-affiliates of the registrant as of such date was approximately $2,433,936. There is no non-voting stock outstanding.

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 24, 2009: 8,025,295

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2008, are incorporated by reference into Part III.

FRANKLIN CREDIT HOLDING CORPORATION

FORM 10-K
December 31, 2008

PART I

ITEM 1.	BUSINESS

The disclosures and explanations included in this Form 10-K do not include the impact particularly of the March 2009 Restructuring as described in “Overview — Recent Developments — March 2009 Restructuring” and the Amendment to Bosco Servicing Agreement as described in “Overview — Recent Developments — Amendment to Bosco Servicing Agreement.”

Overview

Recent Developments

March 2009 Restructuring.  Effective March 31, 2009, Franklin Credit Holding Corporation (“Franklin Holding”), and certain of its wholly-owned direct and indirect subsidiaries (together with Franklin Holding, the “Company”), including Franklin Credit Management Corporation (“FCMC”) and Tribeca Lending Corp. (“Tribeca”), entered into a series of agreements (collectively, the “Restructuring Agreements”) with The Huntington National Bank (the “Bank” or “Huntington”), successor by merger to Sky Bank, pursuant to which the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, and approximately 83% of the Company’s portfolio of subprime mortgages was removed from the Company’s balance sheet and transferred to the balance sheet of Huntington Capital Financing, LLC (the “REIT”), a real estate investment trust wholly-owned by the Bank (the “Restructuring”). In connection with the Restructuring, the Company has engaged in a number of cost savings measures, including across the board salary reductions and reductions in staff that should result in improved financial performance of FCMC.

As a result of the Restructuring and the corporate reorganization that took effect December 19, 2008, FCMC is a viable, financially sound servicing company within the Franklin group of companies, with positive net worth and 30% of its equity free from the pledges to the Bank. In addition, FCMC has enhanced its ability to profitably grow its servicing business through the expected addition of third-party servicing contracts.

From the perspective of the Company and its stockholders, the Restructuring accomplished a number of overarching objectives, including:

•	entry into a market-rate servicing agreement with the Bank enabling FCMC, which houses the Company’s servicing business, to generate fee income from servicing the Portfolio;

•	release of 30% of the equity in FCMC from the Company’s pledges to the Bank, with the possibility of release of up to an additional 50% based on cash collections from servicing of the Portfolio over the next five years;

•	entry into an amended $13.5 million credit facility with the Bank, including a $5 million draw facility; a $2 million revolving facility; and, a $6.5 million letter of credit facility to support various servicer licenses; and

•	enabling of FCMC to seek additional third-party sub-servicing contracts in order to capitalize on its servicing and collection expertise and build its servicing revenue stream.

In order to accomplish these objectives, the Company (a) gave up ownership of a portion of FCMC, ranging from a minimum of 20% to a maximum of 70%, to the Bank at maturity of the Company’s legacy credit agreement with the Bank; (b) transferred 10% of its ownership of FCMC to the Company’s principal stockholder, Thomas Axon, for obtaining guaranties and pledges as a condition of the Restructuring, with a potential increase of an additional 10% to 20% upon the attainment of certain collection targets set by the Bank; and (c) agreed to a tax-free transfer of the Company’s tax basis in the loans and real estate owned properties that were transferred to the Bank.

The key attributes of the Restructuring, as they relate to the Company’s legacy indebtedness to the Bank, include:

•	83% of the Portfolio was removed from the Company’s balance sheet and replaced by common shares and approximately $482 million of preferred shares in a Huntington National Bank REIT (together, the “REIT Securities”) having, in the aggregate, a value intended to approximate the fair market value of the portfolio transferred to the Bank as of March 31, 2009. The preferred shares have an annual cumulative dividend of 9%;

•	principal and interest payments on approximately $1.4 billion of the legacy debt owed to the Bank and its participant banks are only due and payable to the extent of (a) dividends declared and paid on the REIT shares and 70%, or potentially less with a maximum reduction to 20%, of the amounts distributed by FCMC to Franklin Holding; (b) distributions made by the trust on the participant banks’ trust certificates from collections on the collateral; (c) any proceeds received from any other collateral; and/or (d) upon maturity or default; and

•	the Bank’s recourse against FCMC and the Company under the legacy credit agreement is limited to 20% to 70% of FCMC’s common equity, based on amounts collected over time by FCMC’s servicing of the Portfolio. The Bank also will be entitled to receive 70% of the income distributions and dividends from FCMC, which may be reduced to 20% based on amounts collected from servicing of the portfolio, which will be used to make interest and/or principal payments on the debt owed to the Bank.

The Restructuring did not include approximately $41 million of the Company’s debt, which remains subject to the original terms of the debt agreements.

The servicing agreement, which can be terminated by the Bank for any reason and at any time, has an initial term of three years, which may be extended for one or two additional one-year periods, at the sole discretion of the Bank. During the term of the servicing agreement, FCMC may not enter into any other third-party servicing agreements to service any other assets that could likely impair its ability to service the Portfolio without the consent of the Bank, which cannot be unreasonably withheld.

The restructured debt consists of: approximately $857 million at an interest rate of one month LIBOR plus 2.25%; approximately $410 million at an interest rate of one month LIBOR plus 2.75%; and, approximately $125 million at an interest rate of 15%. The Company will not be required to make scheduled principal payments, although all amounts received in excess of accrued interest will be applied to reduce the debt outstanding. All remaining principal and interest will be due and payable at maturity of the legacy credit agreement, which on March 1, 2012. Based on the current cash flows described above, it is not expected that the Company will be able to repay any remaining principal and interest due on March 1, 2012. Under such circumstances, the Bank would have all available rights and remedies under the Legacy Credit Agreement.

In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $857 million of debt has been paid in full. See “Management’s Discussion and Analysis — Borrowings — Forbearance Agreements with Lead Lending Bank.”

Amendment to Bosco Servicing Agreement.  On May 28, 2008, Franklin entered into various agreements (the “Servicing Agreements”) to service on a fee-paying basis approximately $245 million in residential home equity line of credit mortgage loans for Bosco Credit LLC (“Bosco”). As of May 28, 2008, the membership interests in Bosco were held by Thomas J. Axon, Franklin’s Chairman and President, who owns and controls Bosco. The loans that are subject to the Servicing Agreements were acquired by Bosco on May 28, 2008, and the financing for Bosco was provided by a group of lenders led by the bank. Huntington no longer participates in the Bosco facility, but remains the administrative agent for the lenders to Bosco. Franklin also provided the loan analysis, due diligence and other services for Bosco on a fee-paying basis for the loans acquired by Bosco.

On February 27, 2009, the Company entered into an amendment (the “Amendment”) to the Bosco Servicing Agreements, dated as of May 28, 2008, by and between Franklin Credit and Bosco. The Amendment revises the order of priority of distributions to be made by the administrative agent for Bosco’s lenders. Specifically, the Amendment provides that, for the next 12 months, Franklin’s monthly servicing fee will be paid only after a monthly loan modification fee of $29,167 is paid to Bosco’s lenders. Additionally, the Amendments provide that, on each monthly payment date, if the aggregate amount of net collections is less than $1 million, 25% of Franklin’s servicing fee will be paid only after certain other monthly distributions are made, including, among other things, payments made by Bosco to repay its third-party indebtedness. The term of this provision is indefinite. If the amount of collections is not sufficient to make the required payments in any given month, the unpaid servicing fees due to Franklin, or portions thereof, will accrue and become due and payable the next month or in future months.

As used herein, except for the descriptions in “Recent Development — March 2009 Restructuring,” references to the “Company,” “FCHC,” “Franklin,” “we,” “our” and “us” refer to Franklin Credit Holding Corporation, collectively with its subsidiaries.

Going Concern Uncertainty

The Company has been and continues to be operating in an extraordinary and difficult environment, and has been significantly and negatively impacted by the unprecedented credit and economic market turmoil and most recently the recessionary economy. Particularly impacting Franklin has been the severe deterioration in the U.S. housing market and the nearly complete shutdown of the mortgage credit market for borrowers without excellent credit histories, and more recently the slowing economy with increasing unemployment. These unprecedented market conditions have adversely affected the Company’s portfolio of residential mortgage loans, particularly our second-lien mortgage loans, delinquencies, provisions for loan losses, operating losses and cash flows, which have resulted in a significant stockholders’ deficit of $464.5 million at December 31, 2008. The Company, under the terms of the Forbearance Agreements with its lead lending bank, has been since the latter part of 2007 expressly prohibited from acquiring or originating loans, and certain existing defaults under the Company’s existing credit facilities with the bank have been temporarily waived until the maturity of the forbearance agreements in May 2009. In addition, the Company’s Forbearance Agreements with The Huntington National Bank (“Huntington” or the “bank”), which are described below, contain affirmative covenants that the Company maintain and comply in all material respects with all governmental licenses and authorizations to hold and service mortgage loans and real estate owned properties. Any Forbearance Default under the Forbearance Agreements, or failure to successfully renew the Forbearance Agreements or enter into new credit facilities with Huntington prior to the scheduled maturity of the Forbearance Agreements in May 2009, could entitle Huntington to declare the Company’s indebtedness immediately due and payable and could result in the transfer of the Company’s rights as servicer of its loans (loans pledged to Huntington) to a third party. As a result, and based on the March 2009 Restructuring described above in “Recent Developments,” without the continued cooperation and assistance from Huntington, the consolidated FCHC’s ability to continue as a viable business is in doubt, and it may not be able to continue as a going concern. See “Management’s Discussion and Analysis — Borrowings — Forbearance Agreements with Lead Lending Bank — Recent Development — March 2009 Restructuring.”

Operating Losses and Stockholders’ Deficit

The Company had a net loss of $476.3 million for the twelve months ended December 31, 2008. The net loss for the year ended December 31, 2008 was driven principally by provisions for loan losses as the Company’s portfolios of residential 1-4 family loans continued to deteriorate throughout the year, and by a significant excess of interest-bearing liabilities over interest-paying loans, both of which are the result of the Company’s significant amount of delinquent residential 1-4 family loans. At December 31, 2008, approximately 57% and 48% of the Company’s borrowers were delinquent on a contractual and recency basis, respectively. As a result, the Company’s aggregate net interest income (interest income less interest expense) and non-interest income was not sufficient to support its general and administrative expenses. The significant provisions for loan losses of $458.1 million during the year ended December 31, 2008 was due principally to the continued, substantial deterioration in the housing and subprime mortgage markets and, more recently, the slowing economy with increasing unemployment and the significant further deterioration in the performance of the Company’s portfolios of acquired and originated loans, including particularly the portfolio of acquired second-lien mortgage loans, which resulted in significantly increased estimates of inherent losses in its portfolios and the need for substantial increases in reserves throughout the year. The Company had stockholders’ deficit of $464.5 million at December 31, 2008. The continuing deterioration in the U.S. housing market, including generally continuing housing price declines and the severe contraction of available mortgage credit for consumers without excellent credit histories, and most recently coupled with the recessionary economy and rapidly rising unemployment, likely will continue to widen the mismatch of the Company’s excess of interest-bearing borrowings over interest-paying loans and further negatively impact the credit quality of the Company’s portfolios. This likely would result in decreased net interest income, additional significant provisions for loan losses and increased operating losses in future quarters. See “Management’s Discussion and Analysis — Year Ended December 31, 2008 Compared to Year Ended December 31, 2007.” See “Risk Factors — Risks Related to Our Business.”

Licenses to Service Loans and December 2008 Corporate Reorganization

The requirements imposed by state mortgage finance licensing laws vary considerably. In addition to the requirement for a license to engage in mortgage origination and brokerage activities, many mortgage licensing laws impose a licensing obligation to service residential mortgage loans. Further, certain state collection agency licensing laws require entities collecting on current, delinquent or defaulted loans for others or to acquire such loans to be licensed as well. Once these licenses are obtained, state regulators impose additional ongoing obligations on licensees, such as maintaining certain minimum net worth or line of credit requirements. Generally, net worth is determined on a GAAP basis with the minimum net worth varying from state to state. The highest state minimum net worth requirement is $250,000. Further, in limited instances, the net worth calculation may not include recourse on any contingent liabilities. If the Company does not, among other things, meet these minimum net worth or line of credit requirements, state regulators may revoke or suspend the Company’s licenses and prevent the Company from continuing to service loans in such states, which would adversely affect the Company’s operations and financial condition and ability to attract new servicing customers.

The Company’s deficit net worth during 2008 resulted in the Company’s noncompliance with the requirements to maintain certain licenses in approximately 21 states. At that time, the regulators in these states could have taken a number of possible corrective actions in response to the Company’s non-compliance, including license revocation or suspension, requirement for the filing of a corrective action plan, denial of an application for a license renewal or a combination of the same, in which case the Company’s business would have been adversely affected. As a consequence of its deficit net worth, the Company was contacted by four state regulators to address its noncompliance with state laws. In October 2008, the Company was notified of such noncompliance by the state of West Virginia and, as a result, entered into an Assurance of Voluntary Compliance with the state’s Commissioner of Banking to assure the state that, as of November 30, 2008, the Company would meet the state’s statutory minimum net worth requirement of $250,000. In November 2008, the state of Ohio issued a Notice of Intent to Refuse Renewal unless the Company explained how it would meet the state’s minimum net worth requirement of $50,000. On December 2, 2008, the state of Washington notified the Company that the processing of its collection agency license renewal was being delayed pending the state’s review of the Company’s off-balance sheet liabilities to its corporate affiliate. Finally, on January 14, 2009, the state of Wisconsin issued the Company a Letter of Reprimand that cited its failure in 2008 to maintain the minimum net worth required of mortgage bankers registered in the state.

In order to address these and other issues, in December 2008, the Company completed a reorganization of its company structure for the principal purpose of restoring the required minimum net worth under the Company’s licenses to ensure that the Company is able to continue to service mortgage loans. Effective December 19, 2008, Franklin Credit Holding Corporation (“Franklin Holding”) became the parent company of Franklin Credit Management Corporation in the adoption of a holding company form of organizational structure. This reorganization (the “Reorganization”) resulted in Franklin Credit Management Corporation, which holds the Company’s servicing platform, having positive net worth as a result of having assigned and transferred to a newly formed sister company ownership of the entities holding beneficial ownership of the Company’s loan portfolios and the related indebtedness and accordingly, being able to comply with applicable net worth requirements to maintain licenses to service and collect loans in various jurisdictions; and, is expected to enhance the Company’s ability to grow its servicing business and take advantage of other corporate restructuring opportunities should they become available. Other than the difference in their names, the certificate of incorporation, by-laws, authorized capital stock, outstanding capital stock, board of directors and officers of Franklin Holding are the same as those of Franklin Credit Management Corporation prior to the reorganization. No post-merger exchange of stock certificates was necessary, and the outstanding shares of Franklin Credit Management Corporation common stock have been automatically converted into an equal number of shares of Franklin Holding common stock. Franklin Holding’s common stock will continue to be quoted on the Pink Sheets under the symbol “FCMC.PK.”

The business operations and financial condition of the Company taken as a whole, including Franklin Credit Management Corporation, which holds the servicing platform, on a consolidated basis, including the Company’s consolidated substantial negative net worth, did not change as a result of the Reorganization. However, the resulting financial condition of Franklin Credit Management Corporation changed, inasmuch as it had a positive net worth at December 31, 2008.

Upon its compliance with the state’s minimum net worth requirement as a result of the Reorganization, the Company’s West Virginia license was renewed on December 30, 2008. Ohio terminated its Notice of Intent to Refuse Renewal on January 8, 2009. The state of Wisconsin also noted that the Company had tangible net worth in excess of $250,000 by December 31, 2008. As of the date of this filing, the Company’s net worth issue is still pending with the state of Washington. In addition to these four states, the Company may also be subject to future regulatory action in three other states, Michigan, Illinois and Massachusetts, because in those states the net worth calculation may not include recourse on any contingent liabilities, which would cause the Company’s net worth to be deemed negative by those states. In the summer of 2008, the Company formed a wholly-owned subsidiary, Franklin Credit Loan Servicing, LLC, a Delaware limited liability company, which does not have any liabilities or pledged assets and, therefore, is expected to become licensed in those three states and in the event that such states determine that FCMC does not meet the applicable net worth requirements, Franklin Credit Loan Servicing, LLC would, upon licensure, service loans in such states so that the Company overall has the required licenses to operate in all 50 states. While the Company believes that the required consent and cooperation of Huntington for the continued positive capitalization of this servicing subsidiary, and any other changes the Company determines to implement, which would enable the Company to retain its servicing and debt collection licenses with all or most states, would be obtained, there can be no assurance that such consents will be obtained and that the Company will be able to retain these licenses. If the Company fails to maintain its state licenses in good standing, the Company will breach its Forbearance Agreements with The Huntington National Bank. The Forbearance Agreements contain affirmative covenants that the Company maintain and comply in all material respects with all governmental licenses and authorizations to hold and service mortgage loans and real estate owned properties. If the Company breaches such covenants, which it did in 2008 by not complying with the minimum net worth requirements of certain states as described above, or Huntington determines that there has been a material adverse affect on the Company’s business and, in either instance, notice of the same is provided to the Company by Huntington, which Huntington has not as of the date of this filing provided to the Company, any such noticed event would be a default under the Forbearance Agreements, which would entitle Huntington to declare the Company’s indebtedness immediately due and payable and transfer the Company’s rights as servicer to a third party.

Delisting — The Nasdaq Capital Market

Our common stock was delisted from The Nasdaq Capital Market as of November 3, 2008, and is quoted under the stock symbol “FCMC.PK” on the “Pink Sheets,” a centralized quotation service for over-the counter securities. The Company is seeking to encourage brokers to arrange for its common stock to be quoted on the Over-The-Counter Bulletin Board. Prior to November 3, 2008, the Company’s common stock traded on The Nasdaq Capital Market. See “Risk Factors — Risks Related to Our Business.”

Franklin’s Business

We are a specialty consumer finance company that was, until December 28, 2007, primarily engaged in two related lines of business: (1) the acquisition, servicing and resolution of performing, reperforming and nonperforming residential mortgage loans and real estate assets; and (2) the origination of subprime mortgage loans, both for our portfolio and for sale into the secondary market. We specialized in acquiring and originating loans secured by 1-4 family residential real estate that generally fell outside the underwriting standards of Fannie Mae and Freddie Mac and involved elevated credit risk as a result of the nature or absence of income documentation, limited credit histories, higher levels of consumer debt or past credit difficulties. We typically purchased loan portfolios at a discount, and originated subprime loans with interest rates and fees calculated to provide us with a rate of return adjusted to reflect the elevated credit risk inherent in the types of loans we acquired and originated. Unlike many of our competitors, we generally held for investment the loans we acquired and a significant portion of the loans we originated. From inception through December 31, 2008, we had purchased and originated in excess of $4.73 billion in 1-4 family residential mortgage loans. As of December 31, 2008, we had total assets of $1.02 billion, our portfolios of notes receivable and loans held for investment, net totaled $882.6 million, and we had a stockholders’ deficit of $464.5 million.

In the past year, we have been seeking to begin providing services for third parties, on a fee-paying basis, which are directly related to our servicing operations and our portfolio acquisition experience with residential mortgage loans. We are actively seeking to (a) expand our servicing operations to provide servicing and collection services to third parties, particularly specialized collection services, and (b) capitalize on our experience to provide customized, comprehensive loan analysis and in-depth end-to-end transaction and portfolio management services to the residential mortgage markets. Some of these services include, in addition to servicing loans for others, performing 1-4 family residential portfolio stratification and analysis, pricing, due diligence, closing, and collateral transfer. These new business activities are subject to the consent of the bank, and we may not be successful in entering into or implementing any of these businesses in a meaningful way.

On May 28, 2008, Franklin entered into various agreements (the “Servicing Agreements”) to service on a fee-paying basis approximately $245 million in residential home equity line of credit mortgage loans for Bosco Credit LLC (“Bosco”). As of May 28, 2008, the membership interests in Bosco were held by Thomas J. Axon, Franklin’s Chairman and President, who owns and controls Bosco. The loans that are subject to the Servicing Agreements were acquired by Bosco on May 28, 2008, and the financing for Bosco was provided by a group of lenders led by the bank. Huntington no longer participates in the Bosco facility, but remains the administrative agent for the lenders to Bosco. Franklin also provided the loan analysis, due diligence and other services for Bosco on a fee-paying basis for the loans acquired by Bosco.

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

On March 31, 2008, the Company entered into amendments to the Forbearance Agreements whereby, among other things, (a) Tribeca’s indebtedness to BOS (USA) Inc. ($44.8 million as of December 31, 2007) was effectively rolled into the Forbearance Agreements, resulting in the payoff and retirement of Tribeca’s debt facilities with BOS (USA) Inc. and BOS acquiring a participation interest under the Forbearance Agreements; and (b) the interest rate and date of commencement of the accrual of PIK interest on approximately $125 million of the Company’s indebtedness was modified as of March 31, 2008. See “Management’s Discussion and Analysis — Borrowings — Forbearance Agreements with Lead Lending Bank — March 2008 Modifications to Forbearance Agreements and Refinancing of BOS Loan.”

The Company entered into additional amendments to the Forbearance Agreements, effective August 15, 2008, whereby, among other things, (a) the minimum net worth covenant was eliminated, (b) the prescribed interest coverage ratios based on EBITDA were changed to ratios based on actual cash flows, and (c) the existing extension of an additional period of forbearance through July 31, 2008 in respect of the remaining Unrestructured Debt was extended to December 31, 2008, and absent the occurrence of an event of default, the bank agreed not to initiate collection proceedings against the Company in respect of any of the Unrestructured Debt. See “Management’s Discussion and Analysis — Borrowings — Forbearance Agreements with Lead Lending Bank — August 2008 Modifications to Forbearance Agreements.”

Concurrent with the Reorganization, the Company entered into a series of agreements with Huntington, its lead lending bank, which included, among other amendments, guaranties of the indebtedness to Huntington by various new entities in the Company’s structure and Huntington waiving the Company’s breach of its covenant to comply with all laws, rules and regulations to the extent such breach resulted from the Company’s failure to satisfy a minimum net worth requirement prior to the reorganization. In addition, the bank provided an extension of our period of forbearance until May 15, 2009 in respect of the remaining Unrestructured Debt. See “Management’s Discussion and Analysis — Borrowings — Forbearance Agreements with Lead Lending Bank — December 2008 Modifications to Forbearance Agreements.”

The Company had a net loss of $476.3 million for the twelve months ended December 31, 2008. The net loss for the year ended December 31, 2008 was driven principally by provisions for loan losses as its portfolios of residential 1-4 family loans continued to deteriorate throughout the year, and due to a significant excess of interest-bearing liabilities over interest-paying loans, both of which are the result of the Company’s significant amount of delinquent residential 1-4 family loans. Due principally to the continued and substantial deterioration in the housing and subprime mortgage markets, and most recently, the slowing economy with increasing unemployment and the resultant deterioration in the performance of the Company’s portfolios of acquired and originated loans, including particularly the portfolio of acquired second-lien mortgage loans, the Company’s estimates of inherent losses in its portfolios continued to increase. As a result, the provision for loan losses increased to $458.1 million during the year ended December 31, 2008, compared with $274.6 million for the year 2007. See “Management’s Discussion and Analysis — Year Ended December 31, 2008 Compared to Year Ended December 31, 2007.”

As a result of the Forbearance Agreements entered into on December 28, 2007 with the bank, the Company’s principal business and operational activity during 2008 and as of December 31, 2008 is the servicing of its acquired and originated mortgage loans and real estate assets. Accordingly, discussions in this Form 10-K regarding loan acquisition and mortgage origination operations are of a historical nature, referring to those activities that the Company actively engaged in prior to entering into the Forbearance Agreements.

All disclosures and explanations included in this Form 10-K must be read in light of the Forbearance Agreements, the March 2009 Restructuring and the changed nature of the Company’s business.

Loan Servicing

We have invested heavily to create a loan servicing capability that is focused on collections, loss mitigation and default management. In general, we seek to ensure that the loans we service are repaid in accordance with the original terms or according to amended repayment terms negotiated with the borrowers. Because we expect our loans will experience above average delinquencies, erratic payment patterns and defaults, our servicing operation is focused on maintaining close contact with our borrowers and as a result, is more labor-intensive than traditional mortgage servicing operations. Through frequent communication we are able to encourage positive payment performance, quickly identify those borrowers who are likely to move into seriously delinquent status and promptly apply appropriate loss mitigation strategies. Our servicing staff employs a variety of collection strategies that we have developed to successfully manage serious delinquencies, bankruptcy and foreclosure. Additionally, we maintain a real estate department with experience in property management and the sale of residential properties.

Due Diligence Services

During the first quarter of 2008, capitalizing on our portfolio acquisition experience with residential mortgage loans, the Company began providing services for third parties not related to us or our lender, on a fee-paying basis. During 2008, we completed 13 due diligence or loan analysis and pricing assignments for third parties interested in acquiring mortgage loan pools, and in addition to the subservicing contract with Bosco, we obtained a very small subservicing contract to service loans for one of our due diligence services customers.

Loan Acquisitions

We are not seeking to acquire for the Company, and we did not acquire for the Company during 2008, any mortgage loans or mortgage assets.

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

Loan Originations

We are not seeking to originate for the Company, and we did not originate for portfolio or sale to others during 2008, any mortgage loans.

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

In 2007, we originated $291.6 million in subprime mortgage loans, 89% of which were adjustable-rate (fixed-rate for the first two years) loans. We originated approximately 32% of our mortgage loans on a retail basis, and the remainder through our wholesale network of mortgage brokers. We hold the majority of mortgages we originated in our portfolio and have sold the remainder for cash in the whole-loan market.

As with loans we acquired, borrowers of loans we originated are a diverse population and no single borrower represents a significant portion of our loans. Our borrowers are located in 31 states, with approximately 55% of the aggregate amount of loans originated in 2007 being secured by property in New York and New Jersey. At December 31, 2008, approximately 59% of originated loans held for investment were secured by property in New York and New Jersey.

Financing

We historically financed both our acquisitions of mortgage loan portfolios and our loan originations through various long and short-term borrowing arrangements with Sky Bank, with which we had a strong relationship since the early 1990s.

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

December 2008 Corporate Reorganization

Franklin Credit Holding Corporation (“Franklin Holding,” and together with its direct and indirect subsidiaries, the “Company”) is the successor issuer to Franklin Credit Management Corporation, a Delaware corporation (the “Predecessor” or “FCMC”).

On December 19, 2008, the Company engaged in a series of transactions (the “Reorganization”) in which the Company:

(i) adopted a holding company form of organizational structure, with Franklin Holding serving as the new public-company parent;

(ii) transferred all of the equity and membership interests in FCMC’s direct subsidiaries to other entities in the reorganized corporate structure of the Company;

(iii) assigned legal record ownership of any loans in the Company’s portfolios held directly by FCMC and Tribeca Lending Corporation, a direct, wholly-owned subsidiary of FCMC (“Tribeca”), to other entities in the reorganized corporate structure of the Company; and,

(iv) amended its loan agreements with The Huntington National Bank (“Huntington”), its lead lending bank.

In the Reorganization, FCMC became a subsidiary of Franklin Holding and ceased to have any subsidiaries.

The Reorganization is expected to:

•	result in various licensing authorities evaluating FCMC’s servicing platform’s compliance with applicable license requirements (including net worth requirements) without reference to the loan portfolios and related indebtedness of the other entities in the reorganized corporate structure of the Company, and accordingly, with positive net worth; and,

•	enhance the Company’s flexibility to potentially grow its servicing business and take advantage of other corporate restructuring opportunities should they become available.

The business operations and financial condition of the Company, including the Company’s substantial negative net worth, did not change as a result of the Reorganization. However, by divesting itself of its subsidiaries, including those which are borrowers under the Company’s lending agreements with Huntington, FCMC’s financial condition changed from substantial negative net worth to positive net worth.

The Company’s common stock will continue to be quoted on the pink sheets under the symbol “FCMC.PK.”

Holding Company Structure

The Predecessor adopted a holding company form of organizational structure pursuant to the Agreement and Plan of Merger, by and among the Predecessor, Franklin Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Franklin Holding, dated as of December 19, 2008 (the “Merger Agreement”). To implement the Merger Agreement, the Predecessor filed a Certificate of Merger (the “Certificate of Merger”) with the Secretary of State of the State of Delaware on December 19, 2008.

The holding company organizational structure was adopted by means of a merger implemented in accordance with Section 251(g) of the Delaware General Corporation Law (the “DGCL”), which provides for the formation of a holding company structure without a vote of the stockholders of the constituent corporations. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into the Predecessor (the “Merger”), with the Predecessor being the surviving corporation. As a result of the Merger, which was consummated on December 19, 2008 (the “Effective Time”), the Predecessor became a direct, wholly-owned subsidiary of Franklin Holding.

In accordance with terms of the Merger Agreement:

(i) each share of common stock of the Predecessor (the “Predecessor Common Stock”) issued and outstanding immediately prior to the Merger was converted into a share of common stock of Franklin Holding (“Franklin Holding Common Stock”) having the same designations, rights, powers and preferences, and qualifications, limitations and restrictions thereof, as the share of Predecessor Common Stock so converted; and,

(ii) each share of capital stock of Merger Sub issued and outstanding immediately prior to the Merger was converted into a share of common stock of the Predecessor.

Except for certain amendments to the certificate of incorporation of the Predecessor effected in accordance with Section 251(g) of the DGCL in conjunction with the Merger, the provisions of the certificate of incorporation of Franklin Holding, including its authorized capital stock and the designations, rights, powers and preferences of such capital stock, and the qualifications, limitations and restrictions thereof, are identical to those of the Predecessor immediately prior to the Merger. As a result, no post-Merger exchange of stock certificates was made and outstanding shares of Predecessor Common Stock were automatically converted into shares of Franklin Holding Common Stock.

The provisions of the bylaws of Franklin Holding following the Merger are identical to the provisions of the bylaws of the Predecessor in effect immediately prior to the Merger. The directors of Franklin Holding immediately after the Merger are the same individuals as were directors of the Predecessor immediately prior thereto. The management of Franklin Holding following the Merger is the same as the management of the Predecessor immediately prior to the Merger. Similarly, FCMC continues after the Reorganization to have the same officers and directors that it had prior to the Reorganization.

The Company believes that the Merger qualifies as a tax-free reorganization under Section 351 of the Internal Revenue Code of 1986, as amended, and, as a result, the stockholders of the Predecessor will not recognize gain or loss for United States federal income tax purposes.

Separation of Serving Platform from Loan Portfolios

Concurrent with the Merger and the Company’s reorganization into a holding company structure, the Company took the following actions (the “Reallocation of Owned Assets”):

•	assigned legal record ownership of all loans in the Company’s portfolio held directly by FCMC to Franklin Credit Trust Series I, a newly formed Delaware Business Trust (the “Franklin Trust”), of which Deutsche Bank National Trust Company serves as Certificate Trustee, Deutsche Bank Trust Company Delaware serves as Delaware Trustee and solely for purposes of perfecting its security interest, Huntington is the record certificate holder;

•	assigned legal record ownership of all loans in the Company’s portfolio held directly by Tribeca to Tribeca Lending Trust Series I, a newly formed Delaware Business Trust (the “Tribeca Trust,” and together with the Franklin Trust, the “Trusts”), of which Deutsche Bank National Trust Company serves as Certificate Trustee, Deutsche Bank Trust Company Delaware serves as Delaware Trustee and solely for purposes of perfecting its security interest, Huntington is the record certificate holder;

•	transferred to Franklin Credit Asset Corporation, a newly formed Delaware corporation and direct subsidiary of Franklin Holding (“Franklin Asset”) all of FCMC’s equity interests in any subsidiary of FCMC (other than Tribeca) that directly or indirectly holds beneficial interests in any of the loans in the Company’s portfolio and are the borrowers under the Company’s lending agreements with Huntington (together with Tribeca, the “Borrowers”);

•	transferred to Franklin Holding all of FCMC’s equity interests in Tribeca; and,

•	transferred to Franklin Holding all of FCMC’s membership interests in Franklin Credit Loan Servicing, LLC (“Franklin Servicing LLC”).

In connection with the Reallocation of Owned Assets, FCMC and Tribeca entered into a Master Trust Agreement, dated as of December 15, 2008 with Deutsche Bank National Trust Company and Deutsche Bank Trust Company Delaware.

Servicing

Except for a temporary period after acquiring a pool of loans when servicing may have been performed for us by the seller, we service substantially all of the loans in our portfolio, including both purchased and originated loans, until resolution. At December 31, 2008, our servicing department consisted of 159 employees who managed 30,058 active loans. In addition, at December 31, 2008, we serviced approximately 2,686 home equity loans for Bosco. Our servicing operations are conducted in the following departments:

Loan Boarding and Administration.  The primary objective of the loan boarding department is to ensure that newly acquired loans under contracts to service for others are properly transitioned from the prior servicer and are accurately boarded onto our servicing systems. Our loan boarding department audits loan information for accuracy to ensure that the loans conform to the terms provided in the original note and mortgage. The information boarded onto our systems provides us with a file that we use to automatically generate introductory letters to borrowers summarizing the terms of the servicing transfer of their loan, among other standard industry procedures.

The loan administration department performs typical duties related to the administration of loans, including incorporating modifications to terms of loans. The loan administration department also ensures the proper maintenance and disbursement of funds from escrow accounts and monitors non-escrow accounts for delinquent taxes and insurance lapses. For loans serviced with adjustable interest rates, the loan administration group ensures that adjustments are properly made and identified to the affected borrowers in a timely manner.

Customer Service.  The primary objective of our customer service department is to obtain timely payments from borrowers, respond to borrower requests and resolve disputes with borrowers. Within 10 days of boarding newly acquired loans onto our servicing system, our customer service representatives contact each new borrower to welcome them to Franklin Credit Management Corporation and to gather and/or verify any missing information, such as loan balance, interest rate, contact phone numbers, place of employment, insurance coverage and all other pertinent information required to properly service the loan. The customer service group responds to all inbound customer calls for information requests regarding payments, statement balances, escrow balances and taxes, payoff requests, returned check and late payment fees. In addition, our customer service representatives process payoff requests and reconveyances.

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

Loss Mitigation.  Our loss mitigation department, which consists of non-lawyer administrative staff experienced in collection work, manages and monitors the progress of seriously delinquent loans and loans which we believe will develop into serious delinquencies. In addition to maintaining contact with borrowers through telephone calls and collection letters, this department utilizes various strategies in an effort to reinstate an account or revive cash flow on an account. The loss mitigation department analyzes each loan to determine a collection strategy to maximize the amount and speed of recovery and minimize costs. The particular strategy is based upon each individual borrower’s past payment history, current credit profile, current ability to pay, collateral lien position and current collateral value. We employ a range of strategies depending on the specific situation, including the following:

•	short-term repayment plans, or forbearance plans, when a delinquency can be cured within six months;

•	loan modifications, when a delinquency cannot be cured within three months but the borrower has the financial ability to abide by the terms of the loan modification;

•	short sales, when the borrower does not have the ability to repay and the equity in the property is not sufficient to satisfy the total amount due under the loan, but we accept the sale price of the property in full satisfaction of the debt in order to expedite the process for all parties involved;

•	deeds-in-lieu, when the borrower does not have the ability to repay and the equity in the property is not sufficient to satisfy the total amount due, but we accept the deed in full satisfaction of the debt in order to expedite the process for all parties involved;

•	assumptions, when the borrower wishes to relinquish responsibility to a third party and the prospective borrower demonstrates the ability to repay the loan;

•	subordinations, when we have the second lien on a property and the first-lien holder wishes to refinance its loan, to which we will agree if the terms of the refinanced loan permit the borrower to repay our loan; and,

•	deferment agreements, when we forgo collection efforts for a period of time, typically as a result of a hardship incurred by the borrower, such as a natural disaster or a death or illness in the family, as a result of which the borrower is temporarily unable to repay.

Seriously delinquent accounts not resolved through the loss mitigation activities described above are foreclosed or a judgment is obtained against the related borrower in accordance with state and local laws, with the objective of maximizing asset recovery in the most expeditious manner possible. This is commonly referred to as loss management. Foreclosure timelines are managed through a timeline report built into the loan servicing system. The report schedules milestones applicable for each state throughout the foreclosure process, which enhances our ability to monitor and manage the process. Properties acquired through foreclosure are transferred to our real estate department to manage eviction and marketing or renting of the properties. However, until foreclosure is completed, efforts at loss mitigation generally are continued.

In addition, our loss mitigation department manages loans by borrowers who have declared bankruptcy. The primary objective of the bankruptcy group within our loss mitigation department, which utilizes outside legal counsel, is to proactively monitor bankruptcy assets and outside legal counsel to ensure compliance with individual plans and to ensure recovery in the event of non-compliance.

Real Estate.  Our real estate department manages all properties acquired by us upon foreclosure of a delinquent loan or through purchase as part of a loan portfolio in order to preserve their value and ensure that maximum returns are realized upon sale. We own real estate, or OREO, in various states that we acquired through foreclosure, a deed-in-lieu or past portfolio purchases. These properties are 1-4 family residences, co-ops and condos. We acquire or foreclose on property primarily with the intent to sell it at fair market value to recover a portion of the outstanding balance owed by the borrower. From time to time, OREO properties may be in need of repair or improvement in order to either increase the value of the property or reduce the time that the property is on the market. In those cases, the OREO property is evaluated independently and we make a determination of whether the additional investment would increase our return upon sale or rental of the property.

Recovery.  Our recovery department’s primary objective is to maximize the recovery of unpaid principal on each seriously delinquent account by offering borrowers multiple workout solutions and/or negotiated settlements. When a loan becomes severely delinquent, we begin making calls on these accounts trying to obtain settlement or long-term solutions. The recovery unit performs a complete analysis of the borrower’s financial situation, taking into consideration lien structure, in order to determine the best course of action. Based on the results of our analysis, we determine to either continue collection efforts and a negotiated workout of settlement or seek judgment. The judgment process is managed through our Judgment Tracking System to ensure the judgment action proceeds in an expeditious manner and borrower status is monitored.

Quality Control.  Our quality control department monitors all aspects of loan servicing from boarding through foreclosure. It is the department’s responsibility to ensure that the company’s policies and procedures are followed. Collection calls are monitored to ensure quality and compliance with the requirements of the federal Fair Debt Collection Practices Act and state collection laws. Monthly meetings with staff to discuss individual quality control scores are held and, in certain cases, further training is recommended. Reviews of the controls for privacy and information safeguarding and document removal are conducted monthly.

Training.  Our training department works with all departments of our servicing operations to ensure that the employees of all departments are fully informed of the procedures necessary to complete their required tasks. The department ensures all loan servicing employees are trained in the tenents of the Fair Debt Collection Act as well as in effective communication skills.

Competition for Servicing Business.  The mortgage servicing and related services businesses are highly competitive. Competition for distressed asset and loss mitigation servicing has intensified in the past year due to the unprecedented difficult mortgage environment and severe credit tightening, coupled with the recent recessionary economy, which has been evidenced by increasing delinquencies and defaults, eroding real estate values and government mandated modification programs. Our competitors in the subservicing space include large servicers such as Bank of America, Wells Fargo and ResCap (GMAC), established subprime loan servicers such as Litton Loan Servicing, Ocwen Financial Corp., Wilshire Credit Corp. and Select Portfolio Servicing as well as newer entrants such as Acqura Loan Services, Wingspan and Marix. Franklin’s efforts to market its ability to adequately service mortgage loans for others is more difficult than many of its competitors because (a) we have not historically provided such services to unrelated third parties, (b) we are not a rated primary or special servicer of residential mortgage loans as designated by a rating agency, such as Standard and Poor’s, and (c) our consolidated financial condition reflects operating losses and deficit net worth.

Portfolio Characteristics

Overall Portfolio

At December 31, 2008, our portfolio (excluding OREO) consisted of $1.14 billion of notes receivable (inclusive of purchase discount not reflected on the face of the balance sheet) and $395.2 million of loans held for investment. There were no loans held for sale at December 31, 2008. Our total loan portfolio declined 20% to $1.54 billion at December 31, 2008, from $1.92 billion at December 31, 2007. During the year 2008, total portfolio payments, including prepayments, approximated $142.8 million and total loans charged off approximated $124.7 million. Throughout the Portfolio Characteristics section, unless otherwise indicated or required by the context of the description, all loan amounts refer to the unpaid principal balance (“UPB”). The following table sets forth information regarding the types of properties securing our loans.

	Unpaid	Percentage of Total
Property Types	Principal Balance	Principal Balance

Residential 1-4 family	$1,268,478,890	82.41%
Condos, co-ops, PUD dwellings	193,149,884	12.55%
Manufactured and mobile homes	15,135,861	0.98%
Multi-family	443,023	0.03%
Secured, property type unknown(1)	18,464,780	1.20%
Commercial	1,920,922	0.12%
Unsecured loans(2)	41,678,994	2.71%

Total	$1,539,272,354	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.

(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

Geographic Dispersion.  The following table sets forth information regarding the geographic location of properties securing the loans in our portfolio at December 31, 2008:

	Unpaid	Percentage of Total
Location	Principal Balance	Principal Balance

California	$226,583,453	14.72%
New York	172,713,267	11.22%
New Jersey	145,363,612	9.44%
Florida	136,181,054	8.85%
Pennsylvania	69,705,413	4.53%
Texas	69,656,734	4.53%
Maryland	50,994,311	3.31%
Ohio	50,792,987	3.30%
Illinois	49,072,979	3.19%
Michigan	43,731,150	2.84%
All Others	524,477,394	34.07%

Total	$1,539,272,354	100.00%

Asset Quality

Delinquency.  Because we specialized in acquiring and servicing loans with erratic payment patterns and an elevated level of credit risk, a portion of the loans we have acquired were in various stages of delinquency, foreclosure and bankruptcy when we acquired them. We monitor the payment status of our borrowers based on both contractual delinquency and recency delinquency. By contractual delinquency, we mean the delinquency of payments relative to the contractual obligations of the borrower. By recency delinquency, we mean the recency of the most recent full monthly payment received from the borrower. By way of illustration, on a recency delinquency basis, if the borrower has made the most recent full monthly payment within the past 30 days, the loan is shown as current regardless of the number of contractually delinquent payments. In contrast, on a contractual delinquency basis, if the borrower has made the most recent full monthly payment, but has missed an earlier payment or payments, the loan is shown as contractually delinquent. We classify a loan as in foreclosure when we determine that the best course of action to maximize recovery of unpaid principal balance is to begin the foreclosure process. We classify a loan as in bankruptcy generally when we receive notice of a bankruptcy filing from the bankruptcy court. We classify a previously delinquent or performing loan as modified when we have restructured the loan due principally to the borrower’s deteriorated financial situation, and, as a condition to the closing of the modification, received at least one full monthly payment at the time of the closing of the modification. Modified loans are classified as current on both a contractual and recency basis at the time of the modification. As of December 31, 2008, principally all of our loan modifications consisted of the deferral of the past due and uncollected interest or a reduction in the interest rate. Interest rate reduction modifications generally are for a period of one year, and for rate reduction modifications of delinquent loans, also incorporate a deferral of the past due and uncollected interest. Approximately 20% of our modified loans as of December 31, 2008 have been modified a second time due to the borrower’s difficulty in making payments in accordance with the initial modification.

During the past several months, due to the continued decline in housing prices nationally, the deterioration in mortgage markets, and most recently the slowing economy with increasing unemployment and the increased delinquency performance of the acquired and originated loans in the Company’s portfolios, including particularly the portfolio of acquired second-lien mortgage loans, we significantly added to our servicing staff and intensified our efforts to work with borrowers to modify their loans, and have moved more quickly to identify those borrowers who are likely to move into seriously delinquent status and are attempting to promptly apply appropriate loss mitigation and deficiency strategies to encourage positive payment performance. In addition, we segregated our deficiency unit into a separate department that primarily utilizes the filing of a judgment action in order to seek some recovery from seriously delinquent borrowers, principally defaulted borrowers of second-lien mortgage loans.

During 2008, we completed approximately $425.0 million of loan modifications (unpaid principal balance), including interest rate reduction modifications on approximately $222.9 million of loans. As of December 31, 2008, total loan modifications amounted to $388.4 million, which included approximately $211.3 million of interest rate reductions. The average interest rate reduction on the $222.9 million of rate modified loans was approximately 4.58% at December 31, 2008, from an average of approximately 11.54% to an average of approximately 6.96%. As a result, these interest rate modifications will reduce interest income by as much as approximately $8.6 million on an annualized basis. Approximately 85% of all loan modifications as of December 31, 2008 were performing loans that were delinquent on a contractual basis less than 90 days at the time of modification, including approximately 67% that were in a current status on a contractual basis and granted modifications based on our evaluation of the borrower’s deteriorated financial situation. During 2008, approximately $78.4 million of modified loans were modified a second time due to the inability of borrowers to meet the terms of the original modification agreements. At December 31, 2007, loan modifications totaled $10.5 million.

The following tables provide a breakdown of the delinquency status of our notes receivable and loans held for investment as of the dates indicated, by unpaid principal balance.

		December 31, 2008
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%

Performing — Current	0 - 30 days	$373,712,487	24.28%	$419,653,369	27.26%
Delinquent	31 - 60 days	30,511,251	1.98%	25,910,879	1.69%
	61 - 90 days	4,302,736	0.28%	21,390,383	1.39%
	90+ days	128,904,056	8.38%	70,475,899	4.58%
Modified Loans	0 - 30 days	262,156,611	17.03%	299,215,550	19.44%
Delinquent	31 - 60 days	46,097,510	2.99%	32,572,746	2.12%
	61 - 90 days	1,195,906	0.08%	15,542,772	1.01%
	90+ days	78,911,624	5.13%	41,030,583	2.66%
Bankruptcy	0 - 30 days	26,527,458	1.72%	62,020,559	4.03%
Delinquent	31 - 60 days	5,929,387	0.38%	10,264,968	0.67%
	61 - 90 days	1,644,545	0.11%	4,623,655	0.30%
	90+ days	90,762,522	5.90%	47,954,730	3.11%
Foreclosure	0 - 30 days	2,575,557	0.16%	19,594,271	1.27%
Delinquent	31 - 60 days	743,187	0.05%	7,639,599	0.50%
	61 - 90 days	123,808	0.01%	7,248,534	0.47%
	90+ days	485,173,709	31.52%	454,133,857	29.50%

	Total	$1,539,272,354	100.00%	$1,539,272,354	100.00%

All current loans	0 - 30 days	$664,972,113	43.20%	$800,483,749	52.00%

Included in the foreclosure category are approximately $189.4 million of loans for which the Company has proceeded to file a judgment action against the borrower on the note personally instead of seeking to foreclose on the related collateral. Approximately $184.2 million of these loans are second-lien loans. Judgments have been obtained on approximately $6.0 million of loans, of which approximately $5.2 million are second-lien loans.

Included in the above table are second-lien mortgage loans in our notes receivable portfolio in the amount of $754.1 million, of which $334.3 million and $371.9 million were current on a contractual and recency basis, respectively. The legal status composition of the second-lien mortgage loans at December 31, 2008 was: $344.5 million, or 46%, are performing; $110.9 million, or 15%, are modified due to delinquency or the borrower’s financial difficulty; $55.3 million, or 7%, are in bankruptcy; and, $243.4 million, or 32%, are in foreclosure (including $189.3 million where a judgment action has been filed against the borrower on the note personally or where judgments have been obtained). At December 31, 2008, $29.3 million of the modified second-lien loans was delinquent on a contractual basis, while $24.1 million of the modified second-lien loans was delinquent on a recency basis.

During 2007, particularly during the second half of the year, and continuing throughout 2008, due to declining housing prices in general and a rapid and severe credit tightening throughout the mortgage industry, particularly for subprime borrowers, total portfolio payoffs through borrower refinancing have declined significantly as it became more difficult for borrowers with any type of credit deficiency to refinance their loans. Total portfolio payoffs declined approximately 61% in the twelve months ended December 31, 2008 from the same twelve-month period in 2007. In addition, due principally to the increase in delinquent loans in the Company’s portfolio, which at December 31, 2008 comprised approximately 57% and 48% of the total portfolio on a contractual and recency basis, respectively, total portfolio principal collections, excluding loan payoffs, declined by approximately 15% during the twelve months ended December 31, 2008 compared with the same twelve-month period in 2007.

		December 31, 2007
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%

Performing - Current	0 - 30 days	$951,861,876	49.48%	$1,110,650,415	57.73%
Delinquent	31 - 60 days	123,519,019	6.42%	95,368,280	4.96%
	61 - 90 days	8,853,424	0.46%	34,790,945	1.81%
	90+ days	285,242,612	14.83%	128,667,291	6.69%
Modified Loans	0 - 30 days	7,982,183	0.41%	10,146,896	0.52%
Delinquent	31 - 60 days	1,694,772	0.09%	393,498	0.02%
	61 - 90 days	77,350	0.00%	—	—
	90+ days	794,889	0.04%	8,800	0.00%
Bankruptcy	0 - 30 days	29,384,478	1.53%	87,622,292	4.55%
Delinquent	31 - 60 days	6,383,420	0.33%	7,556,925	0.39%
	61 - 90 days	2,556,033	0.13%	3,995,884	0.21%
	90+ days	114,241,573	5.94%	53,390,403	2.78%
Foreclosure	0 - 30 days	1,991,903	0.10%	32,997,880	1.71%
Delinquent	31 - 60 days	3,597,615	0.19%	11,465,656	0.60%
	61 - 90 days	374,471	0.02%	10,356,000	0.54%
	90+ days	385,324,958	20.03%	336,469,411	17.49%

	Total	$1,923,880,576	100.00%	$1,923,880,576	100.00%

All current loans	0 - 30 days	$991,220,440	51.52%	$1,241,417,483	64.53%

Included in the foreclosure category are approximately $39.0 million of loans for which the Company has proceeded to file a judgment action against the borrower on the note personally instead of seeking to foreclose on the related collateral, of which approximately $35.7 million are second-lien loans. Judgments were obtained on approximately $19.4 million of loans, of which approximately $18.2 million are second-lien loans.

Notes Receivable Portfolio

As of December 31, 2008, our notes receivable portfolio, which consists of purchased loans, included approximately 22,817 loans with an aggregate UPB of $1.14 billion, compared with approximately 28,865 loans with an aggregate UPB of $1.42 billion as of December 31, 2007. Impaired loans comprise and will continue to comprise a significant portion of our portfolio. Many of the loans we have acquired were impaired loans at the time of purchase. We generally purchased such loans at discounts and have considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income generally is not accrued on impaired loans, interest and fees are received on a portion of loans classified as impaired. The following table provides a breakdown of the notes receivable portfolio by year:

	2008	2007

Performing loans	$528,953,209	$1,087,987,060
Allowance for loan losses	130,724,698	129,967,195
Nonaccretable discount*	25,277,808	61,590,526

Total performing loans, net of allowance for loan losses and nonaccretable discount	372,950,703	896,429,339

Impaired loans	615,159,200	330,212,508
Allowance for loan losses	340,368,461	100,842,743
Nonaccretable discount*	72,325,558	40,551,354

Total impaired loans, net of allowance for loan losses and nonaccretable discount	202,465,181	188,818,411

Total notes receivable, net of allowance for loan losses and nonaccretable discount	575,415,884	1,085,247,750

Accretable discount*	24,860,752	26,507,403

Total Notes Receivable, net of allowance for loan losses and accretable/nonaccretable discount	$550,555,132	$1,058,740,347

*	Represents purchase discount not reflected on the face of the balance sheet in accordance with SOP 03-3 for loans acquired after December 31, 2004. Accretable discount is the excess of the loan’s estimated cash flows over the purchase prices, which is accreted into income over the life of the loan. Nonaccretable discount is the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated at the time of acquisition.

The following table provides a breakdown of the balance of our portfolio of notes receivable between fixed-rate and adjustable-rate loans, net of allowance for loan losses as of December 31, 2008 and December 31, 2007:

	2008	2007

Performing Loans:
Fixed-rate Performing Loans	$325,799,144	$765,622,654

Adjustable-rate Performing Loans	72,429,367	192,397,211

Total Performing Loans	$398,228,511	$958,019,865

Impaired Loans:
Fixed-rate Impaired Loans	$162,504,488	$143,666,475

Adjustable-rate Impaired Loans	112,286,251	85,703,290

Total Impaired Loans	$274,790,739	$229,369,765

Total Notes	$673,019,250	$1,187,389,630

Accretable Discount	$24,860,752	$26,507,403

Nonaccretable Discount	$97,603,366	$102,141,880

Total Notes Receivable, net of allowance for loan losses, excluding loans not boarded onto servicing systems	$550,555,132	$1,058,740,347

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

Lien Position.  The following table sets forth information regarding the lien position of the properties securing our portfolio of notes receivable at December 31, 2008 and December 31, 2007:

	December 31, 2008		December 31, 2007
	Principal	Percentage of Total	Principal	Percentage of Total
Lien Position	Balance	Principal Balance	Balance	Principal Balance

1st Liens	$390,020,158	34.09%	$497,433,756	35.08%
2nd Liens	754,092,251	65.91%	920,765,812	64.92%

Total	$1,144,112,409	100.00%	$1,418,199,568	100.00%

Loan Acquisitions

We purchased over $528.7 million of single-family residential mortgage loans in 2007. Approximately 49% of the loans purchased in 2007 were secured by first liens. We did not purchase any loans in 2008. The following table sets forth the amounts and purchase prices of our mortgage loan acquisitions during the previous two calendar years:

	2008	2007

Number of loans	—	6,561
Aggregate unpaid principal balance at acquisition	$—	$528,670,757
Purchase price	$—	$440,678,212
Purchase price percentage	—	83%
Percentage of 1st liens	—	49%
Percentage of 2nd liens	—	51%

Notes Receivable Dispositions

In the ordinary course of our loan servicing process and through the periodic review of our portfolio of purchased loans, there are certain loans that, for various reasons, we determine to sell. We typically sell these loans on a whole-loan, servicing-released basis, for cash. The following table sets forth our dispositions of purchased loans during the previous two calendar years. There were no sales of previously purchased loans during the twelve months ended December 31, 2008.

	2008	2007

Sale of Performing Loans
Aggregate unpaid principal balance	$—	$22,255,982
Gain on sale	$—	$31,118
Sale of Non-Performing Loans
Aggregate unpaid principal balance	$—	$—
Gain on sale	$—	$—

Total gain on sale	$—	$31,118

Tribeca’s Loan Originations

The following table sets forth Tribeca’s loan originations, as well as dispositions, during the previous two calendar years. There were no Tribeca loans originated or sold during the twelve months ended December 31, 2008.

	2008	2007

Number of loans originated	—	1,224
Original principal balance	$—	$291,616,627
Average loan amount	$—	$238,249
Originated as fixed	$—	$31,718,090
Originated as ARM(1)	$—	$259,898,537
Number of loans sold	—	150
Aggregate face value	$—	$37,477,843
(Loss) on sale	$—	$(305,446	)(2)
(Loss) on sale percentage	—	(0.82)%

(1)	Originated ARM loans are principally fixed-rate for the first two years and six-month adjustable-rate for the remaining term.

(2)	Included in loss on sale for 2007 are: net gain of $155,000 on the sale of Liberty Loans; a net gain of $286,000 on the sale of other loans originated for sale; a net loss of $828,000 on “Alt-A” loans both sold and transferred to portfolio at the lower of cost or market value; and a net recovery of $82,000 for previously established early payment default reserves for Liberty Loans sold in 2006.

Property Types of Originated Loans Held for Investment.  At December 31, 2008, Tribeca’s portfolio consisted of 1,728 loans with an aggregate unpaid principal balance of $395.2 million of previously originated loans that are held for investment. Tribeca’s portfolio of loans held for investment declined by $110.5 million, or 22%, as of December 31, 2008, from $505.7 million at December 31, 2007. During the year 2008, total portfolio payments, including prepayments, approximated $60.1 million. The following table sets forth information regarding the types of properties securing Tribeca’s portfolio of loans held for investment.

	December 31, 2008			December 31, 2007
	Unpaid		Percentage of Total	Unpaid		Percentage of Total
Property Types	Principal Balance		Principal Balance	Principal Balance		Principal Balance

Residential 1-4 family	$366,986,696		92.87%	$471,194,863		93.18%
Condos, co-ops, PUD dwellings	26,235,944		6.64%	31,629,257		6.25%
Commercial	1,213,370		0.31%	2,604,862		0.52%
Other	723,935		0.18%	252,026		0.05%

Total	$395,159,945	*	100.00%	$505,681,008	*	100.00%

*	UPB before net deferred fees and allowance for loan losses.

At December 31, 2008, Tribeca did not have any loans held for sale.

Geographic Dispersion of Originated Loans Held for Investment.  The following table sets forth information regarding the geographic location of properties securing all loans held for investment at December 31, 2008:

	Loans Held for Investment
	at December 31, 2008
	Principal		Percentage of Total
Location	Balance		Principal Balance

New York	$123,880,052		31.35%
New Jersey	110,711,384		28.02%
Pennsylvania	36,953,589		9.35%
Florida	21,861,359		5.53%
Maryland	19,009,954		4.81%
Massachusetts	16,962,889		4.29%
Connecticut	14,686,403		3.72%
Virginia	13,589,808		3.44%
California	9,479,743		2.40%
North Carolina	4,316,450		1.09%
All Others	23,708,314		6.00%

Total	$395,159,945	*	100.00%

*	UPB before net deferred fees and allowance for loan losses.

Delinquency.  Because we specialized in originating residential mortgage loans for individuals with credit histories, income and/or factors that caused them to be classified as subprime borrowers, a substantially greater portion of the loans we originated experience varying degrees of delinquency, foreclosure and bankruptcy than those of prime lenders. We monitor the payment status of our borrowers based on both contractual delinquency and recency delinquency. By contractual delinquency, we mean the delinquency of payments relative to the contractual obligations of the borrower. By recency delinquency, we mean the recency of the most recent full monthly payment received from the borrower. By way of illustration, on a recency delinquency basis, if the borrower has made the most recent full monthly payment within the past 30 days, the loan is shown as current regardless of the number of contractually delinquent payments. In contrast, on a contractual delinquency basis, if the borrower has made the most recent full monthly payment, but has missed an earlier payment or payments, the loan is shown as contractually delinquent. We classify a loan as in foreclosure when we determine that the best course of action to maximize recovery of unpaid principal balance is to begin the foreclosure process. We classify a loan as in bankruptcy generally when we receive notice of a bankruptcy filing from the bankruptcy court. We classify a previously delinquent or performing loan as modified when we have restructured the loan due principally to the borrower’s deteriorated financial situation, and, as a condition to the closing of the modification, received at least one full monthly payment at the time of the closing of the modification. Modified loans are classified as current on both a contractual and recency basis at the time of the modification. As of December 31, 2008 principally all of our modified loans consisted of the deferral of the past due and uncollected interest or a reduction in the interest rate. Interest rate reduction modifications generally are for a period of one year, and for the rate reduction modifications of delinquent loans, also incorporate a deferral of the past due and uncollected interest. Approximately 29% of our modified loans as of December 31, 2008 have been modified a second time due to the borrower’s difficulty in making payments in accordance with the initial modification.

During the past year, due to the continued decline in housing prices nationally, the deterioration in mortgage markets, and more recently the slowing economy with increasing unemployment and the increased delinquency performance of the originated loans in the Company’s portfolios, we have moved more quickly to identify those borrowers who are likely to move into seriously delinquent status and are attempting to promptly apply appropriate loss mitigation strategies to encourage positive payment performance. Accordingly, we have strengthened our servicing staff and intensifying our efforts to work with borrowers to modify their loans. During 2008, we completed approximately $182.6 million of loan modifications (unpaid principal balance), including interest rate reduction modifications on approximately $86.6 million of loans. As of December 31, 2008, total loan modifications amounted to $155.3 million, which included approximately $83.5 million of interest rate reductions. The average interest rate reduction on the $86.6 million of rate modified loans was approximately 4.41% at December 31, 2008, from an average of approximately 11.45% to an average of approximately 7.05%. Approximately 82% of the modifications as of December 31, 2008 were performing loans that were delinquent on a contractual basis less than 90 days at the time of modification, including approximately 61% that were in a current status on a contractual basis and granted modifications based on our evaluation of the borrower’s deteriorated financial situation. During 2008, approximately $44.5 million of modified loans were modified a second time due to the inability of borrowers to meet the terms of the original modification agreements. At December 31, 2008, $60.6 million, or approximately 39%, of modified loans were delinquent on a contractual basis, and $40.8 million, or approximately 26%, were delinquent on a recency basis. At December 31, 2007, loan modifications were less than $1.0 million.

The following tables provide a breakdown of the delinquency status of our loans held for investment portfolio as of the dates indicated, by principal balance.

		December 31, 2008
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%

Performing — Current	0 - 30 days	$36,507,373	9.24%	$44,588,755	11.28%
Delinquent	31 - 60 days	3,581,801	0.91%	3,481,770	0.88%
	61 - 90 days	—	—	3,502,244	0.89%
	90+ days	15,384,265	3.89%	3,900,670	0.99%
Modified Loans	0 - 30 days	94,745,106	23.98%	114,563,000	28.99%
Delinquent	31 - 60 days	22,270,155	5.64%	13,869,945	3.51%
	61 - 90 days	—	—	6,542,880	1.66%
	90+ days	38,332,095	9.70%	20,371,531	5.16%
Bankruptcy	0 - 30 days	1,059,398	0.27%	6,454,645	1.63%
Delinquent	31 - 60 days	35,838	0.01%	3,258,305	0.83%
	61 - 90 days	—	—	1,620,981	0.41%
	90+ days	25,146,648	6.36%	14,907,953	3.77%
Foreclosure	0 - 30 days	558,299	0.14%	7,335,438	1.85%
Delinquent	31 - 60 days	128,777	0.03%	3,750,505	0.95%
	61 - 90 days	—	—	3,741,529	0.95%
	90+ days	157,410,190	39.83%	143,269,794	36.25%

	Total	$395,159,945	100.00%	$395,159,945	100.00%

All current loans	0 - 30 days	$132,870,176	33.62%	$172,941,838	43.77%

Included in the foreclosure category are approximately $446,000 of loans for which the Company has proceeded to file a judgment action against the borrower on the note personally instead of seeking to foreclose on the related collateral. Approximately $401,000 of these loans are second-lien loans. Judgments have been obtained on approximately $150,000 of loans, all of which are second-lien loans.

		December 31, 2007
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%

Performing — Current	0 - 30 days	$200,705,800	39.69%	$248,559,560	49.15%
Delinquent	31 - 60 days	44,601,018	8.82%	31,105,569	6.15%
	61 - 90 days	1,065,746	0.21%	4,859,698	0.96%
	90+ days	44,465,074	8.79%	6,312,811	1.25%
Modified Loans	0 - 30 days	158,960	0.03%	283,721	0.06%
Delinquent	31 - 60 days	124,761	0.03%	—	—
	61 - 90 days	—	—	—	—
	90+ days	—	—	—	—
Bankruptcy	0 - 30 days	166,127	0.03%	9,925,751	1.96%
Delinquent	31 - 60 days	120,973	0.03%	1,260,665	0.25%
	61 - 90 days	—	—	278,405	0.06%
	90+ days	32,572,842	6.44%	21,395,121	4.23%
Foreclosure	0 - 30 days	1,336,973	0.26%	21,252,751	4.20%
Delinquent	31 - 60 days	2,774,853	0.55%	6,860,658	1.36%
	61 - 90 days	190,867	0.04%	7,353,839	1.45%
	90+ days	177,397,014	35.08%	146,232,459	28.92%

	Total	$505,681,008	100.00%	$505,681,008	100.00%

All current loans	0 - 30 days	$202,367,860	40.02%	$280,021,783	55.38%

During 2008, as our loans held for investment, principally Liberty Loans, became more seasoned, a significant portion of our Liberty Loans were modified or moved into the foreclosure process if a modification could not be structured. At December 31, 2008, $157.5 million of Liberty Loans, or 40% of the portfolio of loans held for investment were in our foreclosure process, compared with $180.8 million, or 36%, at December 31, 2007. Our Servicing department personnel evaluates the collateral of each loan in the foreclosure process for its estimated realizable value, utilizing updated BPOs; the estimated losses on future disposition, which were included in the allowance for loan losses, aggregated approximately $30.5 million at December 31, 2008. In addition, our experience with Liberty Loans is that a percentage of the loans in the foreclosure process pay off in full, including approximately 91% of all unpaid interest due at the time of payoff, prior to actual foreclosure sale. However, during 2008, particularly during the second half of the year, due to declining housing prices in general, severe credit tightening throughout the mortgage industry and the economic recession, total portfolio payoffs through borrower refinancing declined as it became more difficult for borrowers with any type of credit deficiency to refinance their loans. Portfolio payoffs declined approximately 61% in the fourth quarter ended December 31, 2008 from the third quarter ended September 30, 2008, and approximately 21% in the third quarter ended September 30, 2008 from the prior quarter. For the year 2008, total portfolio payments, including prepayments, declined approximately 60% from the year 2007.

Other Real Estate Owned

The following table sets forth our real estate owned, or OREO, portfolio and OREO sales during the previous two calendar years:

	2008	2007

Other real estate owned	$60,748,390	$58,838,831
OREO as a percentage of total assets	5.94%	3.48%
OREO sold	$41,609,095	$26,634,744
Net gain on sale	$2,213,998	$748,087

Government Regulation

The mortgage lending industry is highly regulated. Our business is regulated by federal, state and local government authorities and is subject to federal, state and local laws, rules and regulations, as well as judicial and administrative decisions that impose requirements and restrictions on our business. At the federal level, these laws, rules and regulations include:

•	the Equal Credit Opportunity Act and Regulation B;

•	the Truth in Lending Act and Regulation Z;

•	the Home Ownership and Equity Protection Act;

•	the Real Estate Settlement Procedures Act, and Regulation X;

•	the Fair Credit Reporting Act;

•	the Fair Debt Collection Practices Act;

•	the Home Mortgage Disclosure Act, and Regulation C;

•	the Fair Housing Act;

•	the Telemarketing and Consumer Fraud and Abuse Prevention Act;

•	the Telephone Consumer Protection Act;

•	the Gramm-Leach-Bliley Act;

•	the Servicemembers Civil Relief Act;

•	the Fair and Accurate Credit Transactions Act; and

•	the CAN-SPAM Act.

States have also in some instances enacted their own variants of the foregoing laws, rules and regulations, especially with respect to those laws, rules and regulations that address anti-predatory lending or privacy issues.

These laws, rules and regulations, among other things:

•	impose licensing obligations and financial requirements on us;

•	limit the interest rates, finance charges, and other fees that we may charge;

•	prohibit discrimination both in the extension of credit and in the terms and conditions on which credit is extended;

•	prohibit the payment of kickbacks for the referral of business incident to a real estate settlement service;

•	impose underwriting requirements;

•	mandate various disclosures and notices to consumers, as well as disclosures to governmental entities;

•	mandate the collection and reporting of statistical data regarding our customers;

•	require us to safeguard non-public information about our customers;

•	regulate our collection practices;

•	require us to combat money-laundering and avoid doing business with suspected terrorists;

•	restrict the marketing practices we may use to find customers, including restrictions on outbound telemarketing; and

•	in some cases, impose assignee liability on us as purchaser or seller of mortgage loans as well as the entities that purchase our mortgage loans.

Our failure to comply with these laws can lead to:

•	civil and criminal liability, including potential monetary penalties;

•	loss of servicing licenses or approved status required for continued business operations;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	legal defenses causing delay and expense;

•	adverse effects on our ability, as servicer, to enforce loans;

•	the borrower having the right to rescind or cancel the loan transaction;

•	adverse publicity;

•	individual and class action lawsuits;

•	administrative enforcement actions;

•	damage to our reputation in the industry; or

•	inability to obtain credit to fund our operations.

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

New Areas of Regulation

Regulatory and legal requirements are subject to change, making our compliance more difficult or expensive, or otherwise restricting our ability to conduct our business as it is now conducted. In particular, federal, state and local governments have become more active in the consumer protection area in recent years. For example, the federal Gramm-Leach-Bliley financial reform legislation imposes additional privacy obligations on us with respect to our applicants and borrowers. Several states have enacted privacy laws. For example, North Dakota and Vermont privacy laws require the affirmative consent of the consumer to certain information sharing. California has two privacy laws that relate to our operations, the California Financial Information Privacy Act and the California On-Line Privacy Protection Act, both of which impose additional notification obligations on us that are not preempted by existing federal law. Other states are also considering adopting privacy legislation. If states adopt a variety of inconsistent state privacy legislation, our compliance costs could substantially increase. The Fair and Accurate Credit Transactions Act of 2003, enacted in December 2003, requires us to provide additional disclosures when we disapprove a loan application. Additional requirements apply to our use of consumer reports and our furnishing of information to the consumer reporting agencies. Additionally, Congress and the Department of Housing and Urban Development have finalized amendments which substantially reform RESPA and impose new duties and obligations. Moreover, several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to protect consumers from predatory lending and servicing practices.

Local, state and federal legislatures, state and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the Department of Justice, the Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending and servicing practices by some companies, primarily in the non-prime lending industry, sometimes referred to as “predatory lending” practices. Sanctions have been imposed by various agencies for practices such as charging excessive fees, imposing higher interest rates than the credit risk of some borrowers warrant, failing to disclose adequately the material terms of loans to borrowers and abrasive servicing and collections practices. The Office of the Comptroller of the Currency, the regulator of national banks, issued a final regulation in 2004 that prescribed an explicit anti-predatory lending standard without regard to a trigger test based on the cost of the loan. This regulation prohibits a national bank from, among other restrictions, making a loan based predominately on the foreclosure value of the borrower’s home, rather than the borrower’s repayment ability, including current and expected income, current obligations, employment status and relevant financial resources. This restriction would prevent national banks and their operating subsidiaries from purchasing the variation of the Liberty Loan where no assessment is made of the borrower’s ability to repay the loan.

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

The final statement identifies underwriting standards, consumer protection principles and control systems applicable to subprime mortgage loans that focus on the importance of evaluating the borrower’s ability to repay the debt by its final maturity at the fully indexed rate and providing information that enable consumers to understand material terms, costs, and risks. The Agencies caution their regulated institutions against making mortgage loans based predominately on the foreclosure or liquidation value of a borrower’s collateral rather than on the borrower’s ability to repay the mortgage according to its terms, inducing a borrower to repeatedly refinance a loan in order to charge high points and fees each time a loan is refinanced and engaging in fraud or deception to conceal the true nature of the mortgage loan obligation. The Agencies also advised their regulated institutions that when underwriting higher risk loans, stated income and reduced documentation should be accepted only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity. A higher interest rate is not considered a mitigating factor. While the final statement, in part, discusses subprime products not offered by Tribeca such as loans with “teaser” rates, the final statement appears to apply strict standards for all types of subprime loans and is instructive of the regulatory climate concerning subprime mortgage loans, such as Tribeca’s Liberty Loan, where the lending decision was or may have been based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan. In addition, as with the 2006 Interagency Guidance on Nontraditional Mortgage Product Risks for mortgages where the borrower is able to defer repayment of principal for a period of time (interest only-loans and Pay Option ARMs), state regulators have adopted similar standards applicable to the institutions they regulate, which includes Tribeca. On July 17, 2007, the American Association of Residential Mortgage Regulators (AARMR), which is comprised of state officials with responsibility for regulating state licensed mortgage lenders and brokers, in conjunction with the Conference of State Bank Supervisors (CSBS) and the National Association of Consumer Credit Regulators (NACCA), issued a statement on subprime lending that is substantially similar to the Agencies’ final statement and which, as of March 2008, has been adopted in 34 states plus the District of Columbia.

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

HOEPA identifies a category of mortgage loans and subjects such loans to restrictions not applicable to other mortgage loans. Loans subject to HOEPA consist of loans on which certain points and fees or the annual percentage rate, known as the APR, exceed specified levels. Liability for violations of applicable law with regard to loans subject to HOEPA would extend not only to us, but to the institutional purchasers of our loans as well. It was our policy to seek not to originate loans that are subject to HOEPA or state and local laws discussed in the following paragraph or purchase high cost loans that violate such laws. On October 1, 2002, the APR and points and fees thresholds for determining loans subject to HOEPA were lowered, thereby expanding the scope of loans subject to HOEPA. Non-compliance with HOEPA and other applicable laws may lead to demands for indemnification or loan repurchases from our institutional loan purchasers, class action lawsuits and administrative enforcement actions.

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

RESPA prohibits the payment of fees for the mere referral of real estate settlement service business. This law does permit the payment of reasonable value for services actually performed and facilities actually provided unrelated to the referral. In the past, several lawsuits have been filed against mortgage lenders alleging that such lenders have made certain payments to independent mortgage brokers in violation of RESPA. These lawsuits generally have been filed on behalf of a purported nationwide class of borrowers alleging that payments made by a lender to a broker in addition to payments made by the borrower to a broker are prohibited by RESPA and are therefore illegal. On September 18, 2002, the Eleventh Circuit Court of Appeals issued a decision in Heimmermann v. First Union Mortgage Corp., which reversed the court’s earlier decision in Culpepper v. Irwin Mortgage Corp. in which the court found the yield spread premium payments received by a mortgage broker to be unlawful per se under RESPA. The Department of Housing and Urban Development responded to the Culpepper decision by issuing a policy statement (2001-1) taking the position that lender payments to mortgage brokers, including yield spread premiums, are not per se illegal. The Heimmermann decision eliminated a conflict that had arisen between the Eleventh Circuit and the Eighth and Ninth Circuit Courts of Appeals, with the result that all federal circuit courts that have considered the issue have aligned with the Department of Housing and Urban Development policy statement and found that yield spread premiums are not prohibited per se. If other circuit courts that have not yet reviewed this issue disagree with the Heimmermann decision, there could be a substantial increase in litigation regarding lender payments to brokers and in the potential costs of defending these types of claims and in paying any judgments that might result. In addition, proposed changes by the Federal Reserve Board to HOEPA in Regulation Z (Truth in Lending), would prohibit lenders from compensating mortgage brokers through yield spread premiums on all loans secured by a consumer’s principal dwelling, unless the broker previously entered into a written agreement with the consumer disclosing the broker’s total compensation and other facts. A new RESPA rule effective on January 1, 2010 will include the yield spread premium in the calculation of the mortgage broker’s total compensation and require more detailed closing costs disclosures to be provided to consumers at the time of loan origination. The new RESPA rule might usher in a new wave of litigation when mortgage lenders and brokers are subject to new compliance parameters.

In addition, the Federal Reserve Board has approved changes to HOEPA in Regulation Z, which implements the Truth in Lending Act. Effective October 1, 2009, the amendments create protections for a new category of loans called “higher-priced mortgage loans.” Under these amendments, companies that service mortgage loans will be required to credit consumers’ loan payments as of the date of receipt. Further, the HOEPA amendments expand the types of loans subject to early disclosures. Currently, transaction-specific early disclosures are only required for purchase money mortgage loans. When the amendments take effect, the early disclosures will be required with all closed-end non-purchase money mortgage loans, such as refinancings, closed-end home equity loans and reverse mortgage loans.

Compliance, Quality Control and Quality Assurance

We maintain a variety of quality control procedures designed to detect compliance errors. We have a stated anti-predatory lending and loan servicing policy that is communicated to all employees at regular training sessions. We track the results of internal quality assurance reviews and provide reports to the appropriate managers of the Company. Our servicing practices are reviewed regularly in connection with the due diligence performed by third parties that consider outsourcing their loan servicing to us. State regulators also review our practices and loan files and report the results back to us.

Privacy

Title V of the federal Gramm-Leach-Bliley Act (“GLBA”) obligates us to safeguard the information we maintain on our borrowers and to inform borrowers of our use of their non-public personal information. In addition to the requirements of GLBA, we are subject to compliance with state privacy laws. Whereas under GLBA, a borrower is required to affirmatively “opt-out” of certain of our information sharing practices, under the privacy laws of California, Vermont and North Dakota, the borrower must affirmatively “opt-in” to the same. California passed legislation known as the California Financial Information Privacy Act and the California On-Line Privacy Protection Act. Both pieces of legislation became effective on July 1, 2004, and impose additional notification obligations on us. Regulations have been proposed by several agencies and states that may affect our obligations to safeguard information. If other states or federal agencies adopt additional privacy legislation, our compliance costs could substantially increase.

Fair Credit Reporting Act

The Fair Credit Reporting Act provides federal preemption for lenders to share information with affiliates and certain third parties and to provide pre-approved offers of credit to consumers. Congress also amended the Fair Credit Reporting Act to place further restrictions on the use of information shared between affiliates, to provide new disclosures to consumers when risk based pricing is used in the credit decision, and to help protect consumers from identity theft. All of these provisions impose additional regulatory and compliance costs on us.

As discussed above under the heading “New Areas of Regulation,” there has been significant class action activity relating to prescreened offers of credit, which is a tool we used for finding potential borrowers, when we were originating loans. Many other mortgage lenders used prescreened credit offers to obtain new borrowers. We have not been named as a defendant in such a class action. However, if we were to be named in a class action alleging a violation of the Fair Credit Reporting Act’s prescreened offer provisions, and the court were to find that the violation was willful, we could face substantial liability that could have a material adverse affect on our financial condition and operations.

Home Mortgage Disclosure Act

In 2002, the Federal Reserve Board adopted changes to Regulation C promulgated under the Home Mortgage Disclosure Act (“HMDA”). Among other things, the new regulation requires lenders to report pricing data on loans that they originate with annual percentage rates that exceed the yield on treasury bills with comparable maturities by three percent. The expanded reporting took effect in 2004 for reports filed in 2005. A majority of our loans we originated in 2004 and thereafter were subject to the expanded reporting requirements.

The expanded reporting does not include additional loan information such as credit risk, debt-to-income ratio, LTV ratio, documentation level or other salient loan features that might impact pricing on individual loans. As a result, the reported information may lead to increased litigation and government scrutiny to determine if any reported disparities between prices paid by minorities and majorities may have resulted from unlawful discrimination. For example, the Civil Rights Division of the New York State Attorney General’s office has requested that certain large lenders provide it with supplementary information to explain the disparities in their reported HMDA data.

Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act

The Federal Communications Commission and the Federal Trade Commission adopted “do-not-call” registry requirements, which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called for marketing purposes. These requirements also mandate that we do not call consumers who have chosen to be on the list. Those prohibitions do not apply to calls made to a servicer’s existing customers. Several states have also adopted similar laws, with which we also seek to comply.

Environmental Matters

In the ordinary course of our business, prior to November 2007, we had from time to time acquired properties securing loans that were in default. In addition, loans that we purchased in the past that were initially not in default may subsequently be defaulted on by the borrower. In either case, it is possible that hazardous substances or waste, contamination, pollutants or sources thereof could be discovered on those properties after we acquire them. To date, we have not incurred any environmental liabilities in connection with our OREO, although there can be no guarantee that we will not incur any such liabilities in the future.

Employees

We recruit, hire, and retain individuals with the specific skills that complement our corporate growth and business strategies. As of December 31, 2008, we had 220 full time employees, of which 2 were employed by Tribeca, our origination subsidiary. At December 31, 2008, we had no part-time employees.

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

Our loan losses could exceed the allowance for loan losses that we have reserved for in our financial statements. Reliance on historic loan loss experience may not be indicative of future loan losses. Regardless of the underwriting criteria we utilized at the time of purchase or origination, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of our loan collateral and problems affecting the credit and business of our borrowers. As a result of the rapid and substantial deterioration in the housing and credit markets, particularly the subprime mortgage market, and deterioration in the performance of our portfolios of acquired and originated loans, including particularly the portfolio of acquired second-lien mortgage loans, and coupled with recent recessionary economic conditions, we have in 2007 and 2008 reassessed our allowance for loan losses and significantly increased estimates of inherent losses in our portfolios, which have resulted in significantly increased allowances for loan losses during both periods. Should the housing and credit markets continue to significantly deteriorate in 2009, or the economy experiences a more severe or prolonged recession, we could experience additional increases in our allowances for loan losses and/or charge-offs.

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

Our credit facilities with Huntington, as modified by the Forbearance Agreements and subsequent amendments, require us to comply with affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that we will: not enter into mergers, consolidations or sales of assets (subject to certain exceptions); and, will not, without the bank’s consent, enter into any material change in our capital structure that the bank or a nationally recognized independent public accounting firm determines could cause a consolidation of our assets with other persons under relevant accounting regulations. See “Management’s Discussion and Analysis — Borrowings.”

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

Our unpaid principal balances owed to Huntington are generally based on amortization schedules, but mature in May 2009. The facilities do not include a commitment to refinance the remaining outstanding balance of the loans when they mature and there is no guarantee that our lenders will renew their loans at that time. Refusal to provide us with renewals or refinancing opportunities would cause our indebtedness to become immediately due and payable upon the contractual maturity of such indebtedness, which could result in our insolvency if we are unable to repay the debt.

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

We are required to submit all payments we receive from obligors under pledged mortgage loans to a lockbox, from which we receive an operating allowance, which is subject to periodic review and approval by the bank, to sustain our business. Substantially all amounts submitted to the lockbox in excess of the agreed upon operating allowance are used to pay down amounts outstanding under our credit facilities with Huntington. The operating allowance may not be sufficient to sustain our operations in the future, particularly for new business activities. If it is insufficient, there is no guarantee that the bank will increase our operating allowance, which could have a material adverse impact on our business.

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

The Forbearance Agreements prohibit our originating or acquiring mortgage loans or other assets, entering into new business activities such as providing mortgage servicing, due diligence or brokerage services to third parties, making certain material changes to our capital structure or participating in off- balance sheet joint ventures and special purpose vehicles, without the prior consent of the bank. The bank’s withholding such consent could preclude our pursuing future business opportunities.

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

State mortgage finance licensing laws vary considerably. Most states and the District of Columbia impose a licensing obligation to broker or originate first and/or subordinate residential mortgage loans. In some of the states that impose a licensing obligation to broker or originate residential mortgage loans, the licensing obligation also arises to the purchase or sale of closed mortgage loans. Many of those mortgage licensing laws also impose a licensing obligation to service residential mortgage loans. In addition, certain state collection agency licensing laws require entities collecting on current, delinquent or defaulted loans for others or to acquire such loans to be licensed. If we are unable to obtain the appropriate state licenses or do not qualify for an exemption, our operations may be adversely affected.

Once these licenses are obtained, state regulators impose additional ongoing obligations on licensees, such as maintaining certain minimum net worth or line of credit requirements. Generally, net worth is determined on a GAAP basis with the minimum net worth varying from state to state. The highest state minimum net worth is $250,000. Further, in limited instances, the net worth calculation may not include recourse on any contingent liabilities. If the Company does not, among other things, meet these minimum net worth or line of credit requirements, the regulators may revoke or suspend the Company’s licenses and prevent the Company from continuing to service loans, which would adversely affect the Company’s operations and financial condition and ability to attract new servicing customers. The Company’s deficit net worth during 2008 resulted in its non-compliance with the requirements to maintain certain licenses in approximately 21 states. At that time, the regulators in these states could have taken a number of possible corrective actions in response to the Company’s non-compliance, including license revocation or suspension, requiring the Company to file a corrective action plan, fine assessment, denial of an application for renewal of a license, or a combination of the same, in which case the Company’s business would have been adversely affected. In fact, as a consequence of its deficit net worth, the Company was contacted by four state regulators to address its non-compliance with state laws. In October 2008, the Company was notified of such non-compliance by the state of West Virginia and, as a result, entered into an Assurance of Voluntary Compliance with the state’s Commissioner of Banking to assure the state that, as of November 30, 2008, the Company would meet the state’s statutory minimum net worth requirement of $250,000. Upon its compliance with the state’s minimum net worth requirement, the Company’s West Virginia license was renewed on December 30, 2008. On November 6, 2008, Ohio issued a Notice of Intent to Refuse Renewal of the Company’s license. Again, upon the Company’s compliance with the state’s minimum net worth requirement of $50,000, Ohio terminated the Notice of Intent to Refuse Renewal on January 8, 2009. On January 14, 2009, the state of Wisconsin issued the Company a Letter of Reprimand that cited its failure in 2008 to maintain the minimum net worth required of mortgage bankers registered in the state. Thereafter, the state of Wisconsin did note that the Company had tangible net worth in excess of $250,000 by December 31, 2008. On December 2, 2008, the state of Washington notified the Company that the processing of its collection agency license renewal was being delayed pending the state’s review of the Company’s off-balance sheet liabilities to its affiliate. As of the date of this filing, the Company is addressing this matter with the state of Washington.

In addition to these four states, the Company may also be subject to future regulatory action in three other states, Michigan, Illinois and Massachusetts, because in those states the net worth calculation may not include recourse on any contingent liabilities, which would cause the Company’s net worth to be deemed negative by those states. In the summer of 2008, the Company formed a wholly-owned subsidiary, Franklin Credit Loan Servicing, LLC, a Delaware limited liability company, which does not have any liabilities or pledged assets and, therefore, is expected to become licensed in those three states and in the event that such states determine that FCMC does not meet the applicable net worth requirements, Franklin Credit Loan Servicing, LLC would, upon licensure, service loans in such states so that the Company overall would have the required licenses to operate in all 50 states. While the Company believes that the required consent and cooperation of Huntington for the continued positive capitalization of FCMC (and, if necessary, Franklin

Credit Loan Servicing, LLC), and any other changes the Company determines to implement, which would enable the Company to retain its servicing and debt collection licenses with all or most states, would be obtained, there can be no assurance that such consents will be obtained and that the Company will be able to retain these licenses.

The Company’s failure to maintain its state licenses in good standing would breach its Forbearance Agreements with The Huntington National Bank. The Forbearance Agreements contain affirmative covenants that the Company maintain and comply in all material respects with all governmental licenses and authorizations to hold and service mortgage loans and real estate owned properties. If the Company breaches such covenants, which it did during 2008 by not complying with the minimum net worth requirements of certain states, or Huntington determines that there has been a material adverse affect on the Company’s business and, in either instance, notice of the same is provided to the Company by Huntington, any such noticed event would be a Forbearance Default under the Forbearance Agreements, which would entitle Huntington to declare the Company’s indebtedness immediately due and payable and transfer the Company’s rights as servicer to a third party.

A significant amount of the mortgage loans that we originated are secured by property in New York and New Jersey, and our operations could be harmed by economic downturns or other adverse events in these states.

A significant portion of Tribeca’s mortgage loan origination activity was concentrated in the northeastern United States, particularly in New York and New Jersey. Of the loans originated by Tribeca and held for investment as of December 31, 2008, a majority of the aggregate principal was secured by property in these two states. An overall decline in the economy or the residential real estate market, a continuing decline in home prices, or the occurrence of events such as a natural disaster or an act of terrorism in the northeastern United States could decrease the value of residential properties in this region. This could result in an increase in the risk of delinquency, default or foreclosure on mortgage loans in our portfolio, which could reduce our revenues, increase our loan losses and/or charge-offs and reduce our profitability.

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

A number of the second lien mortgage loans that we acquired are subordinated to an adjustable rate mortgage held by a third party that was originated in a period of unusually low interest rates or originated with a below market interest rate, or to an interest-only mortgage. A substantial majority of these ARMs bore a fixed rate for the first two or three years of the loan, followed by annual interest and payment rate resets. As short-term interest rates generally rose from mid-2004 to the end of 2006, then generally held stable during 2007, followed by a decline in 2008, holders of ARM loans may face monthly payment increases following their first interest rate adjustment date. Similarly, interest-only loans typically require principal payments to be made after the first one or two years from the date of the loan. The decreased availability of refinancing alternatives has impacted the run-off that typically occurs as an ARM nears its first rate reset or the interest-only loans begin to require the payment of principal. Interest rate adjustments or principal becoming payable on first lien mortgages may also have a direct impact on a borrower’s ability to repay any underlying second lien mortgage loan on a property. As a result, delinquencies on these loans may increase and our ability to recover the principal of these loans may be further adversely affected.

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

As we seek to engage in new businesses, our future growth could require capital resources beyond what we currently possess, which would place certain pressures on our infrastructure. Our future profitability will similarly depend on the proper management of our wind-down of the businesses we no longer operate. We will need to continue to upgrade and expand our financial, operational and managerial systems and controls, particularly our servicing systems and resources. If we do not manage the changes in our business effectively, our expenses could increase, our loan delinquencies and defaults could continue to accelerate and our business, liquidity and financial condition could be further significantly harmed.

The inability to attract and retain qualified employees could significantly harm our business.

We continually need to attract, hire and successfully integrate additional qualified personnel in an intensely competitive hiring environment in order to manage and operate our business. The market for skilled management, professional and loan servicing personnel is highly competitive. Competition for qualified personnel may lead to increased hiring and retention costs. If we are unable to attract, successfully integrate and retain a sufficient number of skilled personnel at manageable costs, we will be unable to continue to service mortgage loans, which would harm our business, results of operations and financial condition. As our business evolves and we shift our focus from the acquisition and origination of residential mortgage loans to seeking to provide servicing and other mortgage related services for other entities, retaining key employees and hiring for certain critical positions can become more challenging.

An interruption in or breach of our information systems may result in lost business and increased expenses.

We rely heavily upon communications and information systems to conduct our business. Any failure, interruption or breach in security of or damage to our information systems or the third-party information systems on which we rely could cause us to be noncompliant with significant federal and state regulations relating to the handling of customer information, particularly with respect to maintaining the confidentiality of such information. A failure, interruption or breach of our information systems could result in regulatory action and litigation against us. We cannot assure that such failures or interruptions will not occur or if they do occur that they will be adequately addressed by us or the third parties on which we rely.

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

Thomas J. Axon, our Chairman and President, is responsible for making substantially all of the most significant policy and managerial decisions in our business operations. These decisions are paramount to the success and future growth of our business. Mr. Axon is also instrumental in maintaining our relationship with Huntington and our operations under the terms of the Forbearance Agreements. A loss of the services of Mr. Axon could disrupt and adversely affect our operations.

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

As a result of the rapid and substantial deterioration in the housing and credit markets, particularly the subprime mortgage sector, and deterioration in the performance of our portfolios of acquired and originated loans, we reassessed our allowance for loan losses during 2007 and 2008, which resulted in significantly increased estimates of inherent losses in our portfolios of loans and increased provisions for loan losses. These reassessments of our allowance for loan losses could expose us to legal action or government investigation. The defense of any such actions could cause the diversion of management’s attention and resources, and we could be required to pay damages to settle such actions or if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. Moreover, we may be the subject of negative publicity focusing on the incurred allowance and negative reactions from shareholders, creditors, or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

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

Risks Related to the Regulation of Our Industry

New legislation and regulations directed at curbing predatory lending practices could restrict our ability to price, sell, service or finance non-prime residential mortgage loans, which could adversely impact our earnings.

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

It was our policy not to originate loans that would be subject to HOEPA or similar state and local laws and not to purchase high cost loans that would have violated those laws. If we miscalculated the numerical thresholds described above, however, we may have mistakenly originated or purchased such loans and bear the related marketplace and legal risks and consequences. These thresholds below which we tried to originate loans created artificial barriers to production and limited the price at which we offered loans to borrowers and our ability to underwrite, originate, sell and finance mortgage loans. In a number of states, for example, proposed and recently enacted state and local anti-predatory lending laws and regulations broaden the trigger test for loans subject to restrictions. If the numerical thresholds were miscalculated, certain variations of our Liberty Loan product, where the lending decision may have been based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan, would violate HOEPA and many of these state and local anti-predatory lending laws. In the past, we have sold a portion of our Liberty Loan production to third parties on a whole-loan, servicing-released basis.

We purchased loans that are covered by one of these laws, rules or regulations only if, in our judgment, a loan was made in accordance with our strict legal compliance standards and without undue risk relative to litigation or to the enforcement of the loan according to its terms.

On November 15, 2007, the House of Representatives passed the Mortgage Reform and Anti-Predatory Lending Act of 2007. While the legislation was not formally taken up by the Senate during 2008, elements of the legislation have been under discussion by Congress since that time. Pending bills in the House and Senate would allow judges to rework first lien mortgages in bankruptcy proceedings, including lowering interest rates and extending the maturity. In 2008, several states adopted legislation establishing new consumer protections governing loan servicing practices and foreclosure procedures. Some of the provisions will impede or materially delay a holder’s ability to foreclose on certain mortgaged properties. There are proposed laws providing greater protections to consumers, pertaining to such activities as maintenance of escrow funds, timely crediting of payments received, limitation on ancillary income, responding to customer inquiries and requirements to conduct loss mitigation. The Federal Reserve Board has approved changes to HOEPA in Regulation Z, which implements the Truth in Lending Act, to protect consumers from unfair or deceptive home mortgage lending and advertising practices. Effective October 1, 2009, the amendments create protections for a new category of loans called “higher-priced mortgage loans.” Under these amendments, companies that service mortgage loans will be required to credit consumers’ loan payments as of the date of receipt. Further, the HOEPA amendments expand the types of loans subject to early disclosures. Currently, transaction-specific early disclosures are only required for purchase money mortgage loans. When the amendments take effect, the early disclosures will be required with all closed-end non-purchase money mortgage loans, such as refinancings, closed-end home equity loans and reverse mortgage loans.

The U.S. Department of Housing and Urban Development (HUD) has also finalized a rule which it maintains will simplify and improve the disclosure requirements for mortgage settlement costs under the Real Estate Settlement Procedures Act of 1974 (RESPA) to protect consumers from unnecessarily high settlement costs. The new RESPA rule effective on January 1, 2010 will include the yield spread premium in the calculation of the mortgage broker’s total compensation and require more detailed closing costs disclosures to be provided to consumers at the time of loan origination. The new RESPA rule might usher in a new wave of litigation when mortgage lenders and brokers are subject to new compliance parameters.

We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business. We are evaluating the potential impact of these initiatives, if enacted, on our servicing practices and results of operations. As a result of these and other initiatives, we are unable to predict whether federal, state, or local authorities will require changes in our servicing practices in the future, including reimbursement of fees charged to borrowers, or will impose fines. These changes, if required, could adversely affect our profitability, particularly if we make such changes in response to new or amended laws, regulations or ordinances in states where we service a significant amount of mortgage loans.

The broad scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

Because we may service and may have purchased and originated mortgage loans in all 50 states, we must comply with the laws and regulations pertaining to licensing, disclosure and substantive practices, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and government agencies enforcing these laws, as well as the courts, sometimes interpret the same law in different ways. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations grow, it may be more difficult to identify comprehensively and to interpret accurately applicable laws and regulations and to employ properly our policies, procedures and systems and train our personnel effectively with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. State and local governmental authorities have focused on the lending and servicing practices of companies in the non-prime mortgage lending industry, sometimes seeking to impose sanctions for practices such as charging excessive fees, imposing interest rates higher than warranted by the credit risk of the borrower, imposing prepayment fees, failing to adequately disclose the material terms of loans and abusive servicing and collection practices.

Our failure to comply with this regulatory regimen can lead to:

•	civil and criminal liability, including potential monetary penalties;

•	loss of servicing licenses or approved status required for continued business operations;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	legal defenses causing delay and expense;

•	adverse effects on our ability, as servicer, to enforce loans;

•	the borrower having the right to rescind or cancel the loan transaction;

•	adverse publicity;

•	individual and class action lawsuits;

•	administrative enforcement actions;

•	damage to our reputation in the industry;

•	inability to sell our loans; or

•	inability to obtain credit to fund our operations.

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

In June 2003, a California jury found a warehouse lender and securitization underwriter liable in part for fraud on consumers committed by a lender to whom it provided financing and underwriting services. The jury found that the investment bank was aware of the fraud and substantially assisted the lender in perpetrating the fraud by providing financing and underwriting services that allowed the lender to continue to operate, and held it liable for 10% of the plaintiff’s damages. In December 2006, the appeal court affirmed the jury verdict on liability and remanded the matter for further proceedings on the proper calculation of damages. This is the first case we know of in which an investment bank was held partly responsible for violations committed by a mortgage lender customer. Shortly after the announcement of the jury verdict in the California case, the Florida Attorney General filed suit against the same financial institution, seeking an injunction to prevent it from financing mortgage loans within Florida, as well as damages and civil penalties, based on theories of unfair and deceptive trade practices and fraud. The suit claims that this financial institution aided and abetted the same lender involved in the California case in its commission of fraudulent representations in Florida. Admitting no liability, the investment bank settled this lawsuit out of court by agreeing to pay $400,000.00 and to review its practices. If other courts or regulators adopt this “aiding and abetting” theory, investment banks may face increased litigation as they are named as defendants in lawsuits and regulatory actions against the mortgage companies with which they do business. Some investment banks may exit the business, charge more for warehouse lending and reduce the prices they pay for whole-loans in order to build in the costs of this potential litigation. This could, in turn, have a material adverse effect on our results of operations, financial condition and business prospects.

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

The federal Gramm-Leach-Bliley financial reform legislation imposes significant privacy obligations on us in connection with the collection, use and security of financial and other nonpublic information provided to us by applicants and borrowers. In addition, California, North Dakota and Vermont have enacted, and several other states are considering enacting, privacy or customer-information-security legislation with even more stringent requirements than those set forth in the federal law. Because laws and rules concerning the use and protection of customer information are continuing to develop at the federal and state levels, we expect to incur increased costs in our effort to be and remain in full compliance with these requirements. Nevertheless, despite our efforts we will be subject to legal and reputational risks in connection with our collection and use of customer information, and we cannot assure you that we will not be subject to lawsuits or compliance actions under such state or federal privacy requirements. To the extent that a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could substantially increase.

If many of our borrowers become subject to the Servicemembers Civil Relief Act of 2003, our cash flows and interest income may be adversely affected.

Under the Servicemembers Civil Relief Act of 2003, or the Civil Relief Act, a borrower who enters active military service after the origination of his or her mortgage loan generally may not be required to pay interest above an annual rate of 6%, and the lender is restricted from exercising certain enforcement remedies, including foreclosure, during the period of the borrower’s active duty status. The Civil Relief Act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. The Civil Relief Act was amended on July 30, 2008 by the Housing and Economic Recovery Act of 2008 to temporarily enhance protections for servicemembers relating to mortgages and mortgage foreclosures until December 31, 2010, by extending the protection period and stay of proceedings from 90 days to nine months and extending the interest rate limitation on mortgages from the period of military service to the period of military service and one year thereafter. Considering the large number of U.S. Armed Forces personnel on active duty and likely to be on active duty in the future, our cash flows and interest income may be adversely affected by compliance with this law.

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

In 2008, several states adopted legislation establishing new consumer protections governing loan servicing practices and foreclosure procedures. Some of the provisions will impede or materially delay a holder’s ability to foreclose on certain mortgaged properties, which could materially increase the cost of foreclosure.

There are proposed laws providing greater protections to consumers, pertaining to such activities as maintenance of escrow funds, timely crediting of payments received, limitation on ancillary income, responding to customer inquiries and requirements to conduct loss mitigation. If such proposals are enacted, the cost to service could materially increase. Pending bills in the House and Senate would allow judges to rework first lien mortgages in bankruptcy proceedings, including lowering interest rates and extending the maturity. These bills would also provide servicers more leeway in modifying mortgages. Regardless of whether a specific law is proposed or enacted, there are several federal and state government initiatives, including one set forth in the Homeowner Affordability and Stability Plan that seek to obtain the voluntary agreement of servicers to subscribe to a code of conduct or statement of principles or methodologies when working with borrowers facing foreclosure on their homes. Generally speaking, the principles call for servicers to reach out to borrowers before their loans “reset” with higher monthly payments that might result in a default by a borrower and seek to modify loans prior to the reset. Applicable servicing agreements, federal tax law and accounting standards limit the ability of a servicer to modify a loan before the borrower has defaulted on the loan or the servicer has determined that a default by the borrower is reasonably likely to occur. Servicing agreements generally require the servicer to act in the best interests of the note holders or at least not to take actions that are materially adverse to the interests of the note holders. Compliance with the code or principles must conform to these other contractual, tax and accounting standards. As a result, servicers have to confront competing demands from consumers and those advocating on their behalf to make home retention the overarching priority when dealing with borrowers in default, on the one hand, and the requirements of note holders to maximize returns on the loans, on the other.

Risks Related to Our Securities

Thomas J. Axon effectively controls our company, substantially reducing the influence of our other stockholders.

Thomas J. Axon, our Chairman and President, beneficially owns more than 45% of our outstanding common stock. As a result, Mr. Axon will be able to influence significantly the actions that require stockholder approval, including:

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

We have been delisted from The Nasdaq Stock Market, in which case the price and liquidity of our common stock and our ability to access the capital markets has been adversely affected.

Our common stock was delisted from The Nasdaq Capital Market as of November 3, 2008, and is quoted under the stock symbol “FCMC.PK” on the “Pink Sheets,” a centralized quotation service for over-the counter securities.

The delisting of our common stock has significantly affected the ability of investors to trade our securities and has negatively affected the value and liquidity of our common stock. In addition, our common stock now is subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.” These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. These requirements could make it more difficult to buy or sell our common stock in the open market. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital, and could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”) and the national securities exchanges have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices for public companies, including ourselves. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

On March 4, 2005, we entered into a sublease agreement with Lehman Brothers Holdings Inc. to sublease approximately 33,866 square feet of space on the 25th floor at 101 Hudson Street, Jersey City, New Jersey for use as executive and administrative offices. Pursuant to the sublease, in 2008 we paid Lehman Brothers Holdings Inc. rent of approximately $68,697 per month. The term of the sublease is through December 30, 2010.

On July 27, 2005, we entered into a lease agreement with 101 Hudson Leasing Associates to lease approximately 6,856 square feet of space on the 37th floor at 101 Hudson Street, Jersey City, New Jersey for use as administrative offices. Pursuant to the lease, in 2008 we paid 101 Hudson Leasing Associates rent of approximately $15,569 per month. The term of the lease is through December 30, 2010. After December 30, 2010, we will lease both the 25th floor space and the 37th floor space directly from 101 Hudson Leasing Associates. The term of this combined lease will be through December 30, 2013 for approximately $114,808 per month. In addition, we leased approximately 228 square feet of office space in Trevose, Pennsylvania under a lease agreement that was extended in March 2008 on a month-to-month basis through November 30, 2008. The monthly lease payment for the Trevose office was not significant, and as of December 31, 2008, the lease was terminated. On August 1, 2008, Franklin entered into a lease agreement with Patelco Credit Union to lease 1,500 square feet of space in Concord, California for rent of approximately $4,750 per month, which we can terminate upon 60 days notice to the landlord.

Our Tribeca subsidiary currently maintains its corporate headquarters on the 37th floor at 101 Hudson Street, Jersey City, New Jersey. We had leased two other offices for Tribeca, one of which was in Trevose, Pennsylvania (approximately 1,000 square feet) under a lease agreement that was extended in December 2007 on a month-to-month basis through October 31, 2008, and the other of which is in Marlton, New Jersey (approximately 2,426 square feet) under a lease agreement with a term that was extended to July 31, 2009. The monthly lease payment for the Trevose office was not significant, and as of December 31, 2008, the lease was terminated. The monthly lease payment for the Marlton office was approximately $6,025 in 2008. At December 31, 2008, the Marlton office space was not being utilized by Tribeca, and the remaining lease payments of $63,727 were accrued and other non-usable fixed assets of $245,971 were written off.

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

As part of its acquisition of the wholesale mortgage origination unit in February 2007, Tribeca assumed the lease obligation for office space located in Bridgewater, New Jersey, for approximately 14,070 square feet. The term of the lease is through January 31, 2011 at approximately $20,621 per month. At December 31, 2007, the space was not being utilized by Tribeca, and it is being marketed for sublease. Due to adverse market conditions for rental commercial space of this type, the remaining lease payments of $596,774 were accrued and other non-usable fixed assets of $208,991 were written off in 2008.

On March 30, 2007, we entered into a lease agreement with 101 Hudson Leasing Associates to lease approximately 6,269 square feet of space on the 37th floor at 101 Hudson Street, Jersey City, New Jersey for use as administrative offices. Pursuant to the lease, in 2008 we paid 101 Hudson Leasing Associates rent of approximately $16,717 per month. The term of the lease is through December 31, 2013.

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

Franklin Credit Management Corporation v. WMC Mortgage LLC

On February 6, 2008, the Company commenced an action in the Supreme Court of the State of New York, County of New York captioned Franklin Credit Management Corporation v. WMC Mortgage LLC, successor to WMC Mortgage Corp., (the “First WMC Litigation”). The First WMC Litigation arises from the Company’s purchase of approximately $170 million of second mortgages from WMC Mortgage Corp. (“WMC”), an affiliate of General Electric Company. In the First WMC Litigation, the Company seeks damages in an amount not less than $35.5 million resulting from breaches of the representations and warranties contained in the loan purchase agreements entered into between the Company and WMC. WMC has served an Answer to the Complaint generally denying the allegations.

On August 15, 2008, the Company commenced a second action in the Supreme Court of the State of New York, County of New York captioned Franklin Credit Management Corporation v. WMC Mortgage LLC, successor to WMC Mortgage Corp., (the “Second WMC Litigation”). In the Second WMC Litigation, the Company seeks damages in an amount not less than $36.8 million resulting from breaches of representations and warranties contained in the loan purchase agreements entered into between the Company and WMC with respect to second mortgages purchased from WMC during 2006. These second mortgages were not the subject of the First WMC Litigation. WMC has served an Answer to the Complaint generally denying the allegations.

The First WMC Litigation and the Second WMC Litigation have been consolidated for all purposes by the Court. The consolidated action is currently in the document discovery phase which is scheduled to end on July 17, 2009. No trial date has been set.

Franklin Credit Management Corporation v. Decision One Mortgage Company, LLC and HSBC Finance Corporation

As previously disclosed by the Company, on February 13, 2008, the Company commenced an action in the Supreme Court of the State of New York captioned Franklin Credit Management Corporation v. Decision One Mortgage Company, LLC and HSBC Finance Corporation, for breaches of certain loan purchase agreements based on a failure of Decision One Mortgage Company, LLC (“Decision One”) to repurchase loans it sold to the Company and for which an early payment default occurred. HSBC Finance Corporation (“HSBC”) guaranteed Decision One’s obligations with respect to certain loans. On March 25, 2008, the defendants served their answer generally denying the Company’s allegations; included as part of the answer were counterclaims by Decision One for attorneys’ fees and indemnification under the subject loan purchase agreements.

On December 8, 2008, the Company filed a First Amended Complaint which added claims based on additional breaches of the loan purchase agreements at issue in the original complaint, as well as breaches of other loan purchase agreements between the Company and Decision One, resulting from Decision One’s failure to repurchase loans it sold to the Company and for which an early payment default occurred. The First Amended Complaint sought damages from Decision One in an amount not less that $8.75 million; of this amount the Company alleged that HSBC was liable for not less that $4.4 million as a result of its guaranty.

On December 31, 2008, defendants served their answers to the First Amended Complaint similarly denying the Company’s allegations. As before, Decision One asserted counterclaims for attorneys’ fees and indemnification under the subject loan purchase agreements, which counterclaims the Company denied.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Our common stock was traded on The Nasdaq Global Market, formerly The Nasdaq National Market, under the symbol “FCMC” from July 19, 2005 to November 3, 2008. Since such date, our common stock has been quoted on the “Pink Sheets,” a centralized quotation service for over-the-counter securities, under the symbol “FCMC.PK.”

The following table sets forth the bid prices for the common stock and the sales prices for the common stock on The Nasdaq Global Market and Pink Sheets, as applicable, for the periods indicated. Trading during these periods was limited and sporadic; therefore, the following quotes may not accurately reflect the true market value of the securities. Prices since November 3, 2008 reflect inter-dealer prices without retail markup or markdown or commissions and may not represent actual transactions, while prices prior to such date are as reported by The Nasdaq Global Market.

	High	Low

Year Ended December 31, 2007:
First Quarter	$5.91	$4.22
Second Quarter	5.20	4.25
Third Quarter	5.20	1.44
Fourth Quarter	4.98	0.25
Year Ended December 31, 2008:
First Quarter	1.10	0.60
Second Quarter	1.19	0.63
Third Quarter	0.86	0.27
Fourth Quarter	1.25	0.35

Holders.  As of March 24, 2009, there were approximately 407 record holders of the Company’s common stock.

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

Securities Authorized for Issuance Under Compensation Plans.  The following table shows compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, as of December 31, 2008.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance Under Equity
	be Issued Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	592,000	$2.74	158,000
Equity compensation plans not approved by security holders	—	—	—

Total	592,000	$2.74	158,000

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable because the Company is a Smaller Reporting Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Going Concern Uncertainty

The Company has been and continues to be operating in an extraordinary and difficult environment, and has been significantly and negatively impacted by the unprecedented credit and economic market turmoil and most recently the recessionary economy. Particularly impacting Franklin has been the severe deterioration in the U.S. housing market and the nearly complete shutdown of the mortgage credit market for borrowers without excellent credit histories, and more recently the slowing economy with increasing unemployment. These unprecedented market conditions have adversely affected the Company’s portfolio of residential mortgage loans, particularly our second-lien mortgage loans, delinquencies, provisions for loan losses, operating losses and cash flows, which have resulted in a significant stockholders’ deficit of $464.5 million at December 31, 2008. The Company, under the terms of the Forbearance Agreements with its lead lending bank, has been since the latter part of 2007 expressly prohibited from acquiring or originating loans, and certain existing defaults under the Company’s existing credit facilities with the bank have been temporarily waived until the maturity of the forbearance agreements in May 2009. In addition, the Company’s Forbearance Agreements with The Huntington National Bank (“Huntington” or “the bank”), which are described below, contain affirmative covenants that the Company maintain and comply in all material respects with all governmental licenses and authorizations to hold and service mortgage loans and real estate owned properties. Any Forbearance Default under the Forbearance Agreements, or failure to successfully renew the Forbearance Agreements or enter into new credit facilities with Huntington prior to the scheduled maturity of the Forbearance Agreements in May 2009, could entitle Huntington to declare the Company’s indebtedness immediately due and payable and could result in the transfer of the Company’s rights as servicer of its loans (loans pledged to Huntington) to a third party. As a result, and based on the March 2009 Restructuring described above in “Recent Developments,” without the continued cooperation and assistance from Huntington, the consolidated FCHC’s ability to continue as a viable business is in doubt, and it may not be able to continue as a going concern. See “— Borrowings — Forbearance Agreements with Lead Lending Bank — Recent Development — March 2009 Restructuring.”

Executive Summary

The Company had a net loss of $476.3 million for the year ended December 31, 2008, compared with a net loss of $8.6 million for the year ended December 31, 2007. The net loss for the year ended December 31, 2008 was principally the result of a $458.1 million provision for loan losses and interest reversals for non-

accrual loans. Due principally to the substantial deterioration in the housing and subprime mortgage markets and, more recently, the slowing economy with increasing unemployment, and the concomitant deterioration in the performance of the Company’s loan portfolios, the Company reassessed its allowance for loan losses throughout the year 2008, which resulted in significantly increased estimates of inherent losses in its portfolios and increased allowances for loan losses. The aggregate allowance for loan losses at December 31, 2008 was $521.0 million, compared with $254.7 million at December 31, 2007. The net loss for the year ended December 31, 2007 included a $274.6 million provision for loan losses, which was substantially offset by a net gain on debt forgiveness that arose from the Forbearance Agreements entered into on December 28, 2007 with the Company’s bank. See “Management’s Discussion and Analysis — Year Ended December 31, 2008 Compared to Year Ended December 31, 2007.”

Revenues for 2008 decreased by 35% to $109.9 million, from 2007 revenues of $169.3 million, while interest expense (inclusive of amortization of deferred financing costs) decreased by 46% to $79.4 million. Due principally to the significant increase in the allowance for loan losses, loan charge-offs, and since we did not acquire or originate any residential mortgage loans during the twelve months ended December 31, 2008, the size of our total portfolio of net notes receivable, loans held for investment and OREO at the end of 2008 decreased to $943.4 million from $1.58 billion at the end of 2007. Our total debt outstanding, including notes payable (term debt) and financing agreements, decreased to $1.44 billion at the end of 2008, from $1.63 billion at the end of 2007.

We had stockholders’ deficit of $464.5 million at December 31, 2008, compared to stockholders’ equity of $39.3 million at the end of 2007.

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

In general, interest on modified notes receivable is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. Except for certain performing loans that are modified by a reduction in the interest rate, while all accrued and unpaid interest is reversed, and in these cases interest at the new modified interest rate is accrued, a nonaccrual note is restored to an accrual status when collectibility of interest and principal is expected to be fully recovered. Accrual of interest on modified loans is discontinued when the loan is contractually delinquent 90 days. When interest accrual is discontinued on modified loans contractually delinquent 90 days, all unpaid accrued interest is reversed against interest income.

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

Allowance for Loan Losses — The Company reviews its loan portfolios upon purchase of loan pools, at loan boarding, and on a frequent basis thereafter to determine an estimate of the allowance necessary to absorb probable loan losses in its portfolios. Management’s judgment in determining the adequacy of the allowance for loan losses is based on an evaluation of loans within its portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past delinquency experience, delinquency migration experience, loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtains independent property valuations for the underlying collateral when considered necessary. Management believes as of December 31, 2008, that the allowance for loan losses is adequate. The allowance for loan losses is a material estimate, which could change significantly in the near term.

Originated Loans Held for Investment — In general, interest on originated loans held for investment is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. The Company accrues interest on secured real estate first mortgage loans originated by the Company up to a maximum of 209 days contractually delinquent with a recency payment in the last

179 days, and that are judged to be fully recoverable for both principal and accrued interest, based principally on a foreclosure analysis that includes an updated estimate of the realizable value of the property securing the loan.

The accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful, which can be less than 209 days contractually delinquent with a recency payment in the last 179 days. When interest accrual is discontinued, the unpaid accrued interest on certain loans in the foreclosure process is not reversed against interest income where the current estimate of the value of the underlying collateral exceeds 110% of the outstanding loan balance. For all other loans held for investment, all unpaid accrued interest is reversed against interest income when interest accrual is discontinued. Except for certain loan modifications, subsequent recognition of income occurs only to the extent payment is received, subject to management’s assessment of the collectibility of the remaining interest and principal. Except for certain performing loans that are modified by a reduction in the interest rate, while all accrued and unpaid interest is reversed, and in these cases interest at the new modified interest rate is accrued, a nonaccrual note is restored to an accrual status when collectibility of interest and principal is expected to be fully recovered.

Other Real Estate Owned — Other real estate owned (“OREO”) consists of properties acquired through, or in lieu of, foreclosure or other proceedings and are held for sale and carried at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value, less cost to sell, is charged to provision for loan losses based upon management’s continuing assessment of the fair value of the underlying collateral. OREO is evaluated periodically to ensure that the recorded amount is supported by current fair values and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to sell. Revenue and expenses from the operation of OREO and changes in the valuation allowance are included in operations. Direct costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the property, while costs related to holding the property are expensed in the current period. Gains or losses are included in operations upon disposal of the property.

Derivatives — As part of the Company’s interest-rate risk management process, we entered into interest rate cap agreements in 2006 and 2007, and interest rate swap agreements in 2008. In accordance with Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

Interest rate caps are recorded at fair value. The interest rate caps are not designated as hedging instruments for accounting purpose, and unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

Franklin’s management of interest-rate risk predominantly includes the use of plain-vanilla interest-rate swaps to synthetically convert a portion of its LIBOR-based variable-rate debt to fixed-rate debt. In accordance with SFAS 133, derivative contracts hedging the risks associated with expected future cash flows are designated as cash flow hedges. The Company formally documents at the inception of its SFAS 133 hedges all relationships between hedging instruments and the related hedged items, as well as its interest rate risk management objectives and strategies for undertaking various accounting hedges. Additionally, we use regression analysis at the inception of the hedge and for each reporting period thereafter to assess the derivative’s hedge effectiveness in offsetting changes in the cash flows of the hedged items. The Company discontinues hedge accounting if it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in the fair value of the derivative in earnings. All of the Company’s interest-rate swaps qualify for cash flow hedge accounting, and are so designated.

Changes in the fair value of derivatives designated as cash flow hedges, in our case the swaps, are recorded in accumulated other comprehensive loss (“AOCL”) within stockholders’ equity to the extent that the hedges are effective. Any hedge ineffectiveness is recorded in current period earnings. If a derivative instrument in a cash flow hedge is terminated or the hedge designation is removed, or a forecasted transaction will not occur, related amounts in AOCL are reclassified into earnings in that period.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Overview.  The Company had a net loss of $476.3 million for the twelve months of 2008, compared with a net loss of $8.6 million for the twelve months of 2007. Due principally to the rapid and substantial deterioration in the U.S. housing and subprime mortgage markets and deterioration in the performance of the Company’s portfolios of acquired and originated loans, including particularly the portfolio of acquired second-lien mortgage loans, and the resultant significantly increased estimates of inherent losses in its portfolios described above during both twelve month periods, the Company’s provision for loan losses was $458.1 million in the twelve months ended December 31, 2008, compared with $274.6 million in the twelve months ended December 31, 2007. In addition, the significant increase of loans on nonaccrual status, and the resultant interest reversals for nonaccrual loans, negatively impacted the Company’s operations and net loss. At December 31, 2008, nonaccrual loans increased to approximately $851.2 million, an increase of 40% from $623.0 million at December 31, 2007. The allowance for loan losses for all portfolios at December 31, 2008 was $521.0 million, compared with $254.7 million at December 31, 2007, and the amount of nonaccretable purchase discount at December 31, 2008 and 2007 was $97.6 million and $102.1 million, respectively. The Company had a stockholders’ deficit of $464.5 million at December 31, 2008, compared to stockholders’ equity of $39.3 million at December 31, 2007.

The Company had a net loss of $476.3 million for the twelve months of 2008, compared with a net loss of $8.6 million for the twelve months of 2007. The Company had a loss per common share for the twelve months ended December 31, 2008 of $59.67 both on a diluted and basic basis, compared to a loss per common share of $1.09 on both a diluted and basic basis for the twelve months ended December 31, 2007. The size of our total portfolio of net notes receivable, loans held for investment and OREO at December 31, 2008 decreased to $943.4 million from $1.58 billion at December 31, 2007. Revenues decreased by 35% to $109.9 million for the twelve months ended December 31, 2008, from $169.3 million for the twelve months ended December 31, 2007. Our total debt outstanding decreased to $1.44 billion at December 31, 2008 from $1.63 billion at December 31, 2007. As a result of the decrease of our total debt, the restructuring of our debt, including $300 million of debt forgiveness in December 2007, no interest on $125 million of our debt and the benefit of a decline of approximately 400 basis points in one-month LIBOR since January 1, 2008 on our interest-sensitive borrowings, interest expense (inclusive of amortization of deferred financing costs and success fees) decreased by $66.4 million, or 46%, during the twelve months ended December 31, 2008 compared with the same period in 2007. Collection, general and administrative expenses increased by $7.0 million, or 17%, to $48.5 million during the twelve months ended December 31, 2008, from $41.4 million for the same period in 2007. The provision for loan losses increased by $183.5 million to $458.1 million in the twelve months ended December 31, 2008.

Revenues.  Revenues decreased by $59.3 million, or 35%, to $109.9 million during 2008, from $169.3 million during 2007. Revenues include interest income, purchase discount earned, gains on sales of notes receivable, gains on sales of originated loans, gains on sales of OREO, third-party acquisition services fees, subservicing fees, other servicing fees and other income.

Interest income decreased by $62.8 million, or 40%, to $93.1 million during the twelve months ended December 31, 2008 from $155.9 million during the twelve months ended December 31, 2007. The decrease in interest income reflected an approximate 40% increase in loans on nonaccrual (from $623.0 million at December 31, 2007 to $851.2 million at December 31, 2008) due to increased serious delinquencies in the Company’s loan portfolios, which caused an increase in interest reversals for nonaccrual loans and a reduction in the amount of loans on accrual status during the twelve months ended December 31, 2008 compared to the twelve months ended December 31, 2007. The impact of interest reversals on loans placed on nonaccrual during the twelve months ended December 31, 2008 and 2007 was approximately $27.5 million and $16.2 million, respectively.

Purchase discount earned decreased by $2.4 million, or 48%, to $2.6 million during the twelve months of 2008 from $5.0 million during the twelve months of 2007. This decrease resulted principally from a significantly slower rate of prepayments from the acquired notes receivable loan portfolio. We received

$82.8 million of principal payments from notes receivable during the twelve months ended December 31, 2008, compared with $185.1 million of principal payments during the same period in 2007.

There were no gains on sales of notes receivable as the Company did not sell any previously acquired (purchased) loans during the twelve months ended December 31, 2008. The Company realized a gain on sales of notes receivable of $31,000 from sales of $22.3 million of performing low-coupon notes receivable during the twelve months ended December 31, 2007.

The Company did not sell any previously originated loans (loans held for investment) during the twelve months ended December 31, 2008, compared with $37.5 million of originated loans sold during the twelve months ended December 31, 2007. The average loss on loans sold in 2007 was 0.82%, which included a net gain of $155,000 on the sale of Liberty Loans, a net gain of $286,000 on the sale of other loans originated for sale, a net loss of $828,000 on “Alt-A” loans both sold and transferred to portfolio at the lower of cost or market value, and a net recovery of $82,000 for previously established early payment default reserves for Liberty Loans sold in 2006. In the fourth quarter of 2007, the Company suspended its sales of originated loans due to unfavorable market conditions, and as of November 2007, the Company ceased to originate loans.

Gain on sale of OREO increased by $1.5 million, or 196%, to $2.2 million during the twelve months ended December 31, 2008, from $748,000 during the twelve months ended December 31, 2007. We sold 490 OREO properties with an aggregate carrying value of $41.6 million during the twelve months of 2008, as compared to 401 OREO properties with an aggregate carrying value of $26.6 million during the twelve months of 2007. The increase in the gain on sales of OREO properties was due principally to certain Liberty Loans acquired through the foreclosure process with property values in excess of carrying values, which were sold during the twelve months of 2008.

Servicing fees and other income (principally third-party acquisition services fees and subservicing fees, late charges and prepayment penalties) increased by $4.1 million, or 52%, to $12.0 million during the twelve months ended December 31, 2008 from $7.9 million during the corresponding period last year. This increase was primarily due to an increase of approximately $1.7 million in recoveries of outside foreclosure attorney costs from delinquent borrowers that were the result of new loss mitigation activities (loan modification programs), approximately $1.9 million in subservicing fees from a new third-party servicing contract (Bosco) that began during the quarter ended June 30, 2008, approximately $728,000 in due diligence fees received for due diligence services provided to third parties, and increased late charges resulting primarily from the increase in delinquencies. These increases were partially offset by a decrease of approximately $1.2 million in prepayment penalties due to a slower rate of loan payoffs in general and fewer payoffs from states where prepayment penalties are allowed.

Operating Expenses.  Operating expenses increased by $124.3 million, or 27%, to $587.6 million during the twelve months of 2008 from $463.3 million during the same period in 2007. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

Interest expense decreased by $64.8 million, or 45%, to $78.5 million during the twelve months ended December 31, 2008, from $143.3 million during the twelve months ended December 31, 2007. This decrease was principally the result of a lower average cost of funds during the twelve months ended December 31, 2008 of 5.14%, compared to 7.91% during the twelve months ended December 31, 2007, reflecting the restructuring in December 2007 of the interest rate terms of our debt, including the forgiveness of $300 million of our debt, an interest rate of 0% on $125 million of our debt, and a decline of approximately 400 basis points in one-month LIBOR since January 1, 2008. On February 27, 2008, the Company entered into $725 million (notional amount) of fixed-rate interest rate swaps, and on April 30, 2008, the Company entered into an additional $275 million (notional amount) of fixed-rate interest rate swaps, in order to limit the negative effect of a rise in short-term interest rates by effectively stabilizing the future interest payments on a portion of its variable-rate debt. Because short-term interest rates actually declined in the months following the purchase of these swaps, these interest rate swaps increased the Company’s interest cost by $2.4 million. At December 31, 2008, the weighted average interest rate of our borrowed funds, exclusive of the interest rate swaps, was 3.95%, compared with 7.46% at December 31, 2007.

Collection, general and administrative expenses increased by $7.0 million, or 17%, to $48.5 million during the twelve months ended December 31, 2008, from $41.4 million during the corresponding period in 2007. Collection, general and administrative expenses as a percentage of average assets increased to 3.57% during the twelve months ended December 31, 2008 from 2.26% during the twelve months ended December 31, 2007, due principally to the Company’s reduced balance sheet. The increase in collection, general and administrative expenses was principally the result of increased servicing costs due to increased delinquencies and defaults in our loan portfolios. Salaries and employee benefits expenses increased $306,000, or 2%, to $18.0 million during the twelve months ended December 31, 2008, from $17.7 million during the twelve months ended December 31, 2007, due to the expansion of our Servicing Department and an increase in servicing personnel, which was principally offset by reductions in staff throughout all other areas of the Company (reductions that began in late 2007) due to our withdrawal from all loan acquisition and origination activities. While the number of servicing employees increased to 159 at December 31, 2008, from 105 employees at December 31, 2007, we ended the year with a Company total of 220 employees, compared to a Company total of 207 employees at the end of 2007. Legal fees relating to increased collection and loss mitigation activities increased by $3.4 million, or 59%, to $9.2 million from $5.8 million during the same period last year. This increase reflected the cost of outside legal services for increased foreclosure, bankruptcy and judgment activities for the delinquent loans in our portfolios. The Company also experienced an increase in corporate legal expenditures, principally related to the restructuring of our debt with our lenders, the reorganization of the structure of our Company in December 2008 and the WMC litigation, of $1.5 million, or 106%, to $2.9 million from $1.4 million during the same twelve-month period last year. These corporate legal expenses included the reimbursement of legal costs incurred by our lending banks for the restructuring of our debt and the reorganization of the structure of our Company. Servicing expenses related to the maintenance and management of OREO increased by approximately $3.1 million to $4.2 million during the twelve months of 2008, from $1.1 million during the same twelve-month period last year, primarily due to the growth in the OREO portfolio and payments of delinquent property taxes. In addition, third-party servicing expenses related to our collection, loss mitigation and deficiency operations increased by $621,000 to $3.7 million from $3.1 million, primarily due to an increase in the volume of properties placed on our forced placed insurance policy due to the continued deterioration of our loan portfolios as compared to the twelve months ended December 31, 2007. Professional fees increased by $61,000, or 2%, to $2.7 million from $2.6 million, principally due to increased outside tax and audit fees and a special consulting fee related to a potential restructuring of the Company’s debt and loan portfolios, compared to the same period last year. Loan acquisition costs decreased by $1.4 million as the Company did not acquire pools of mortgage loans in the twelve months of 2008. Various other general and administrative expenses decreased by approximately $492,000 during the twelve months ended December 31, 2008, principally due to reduced costs throughout the Company’s operations reflecting the impact of the Forbearance Agreements entered into on December 28, 2007 on our business activities, principally the stoppage of all acquisitions and originations of loans which was partially offset by $661,000 of lease accruals for vacated Tribeca Lending office space.

During the twelve months ended December 31, 2008, the U.S. housing and subprime mortgage markets experienced continued deterioration. This deterioration continued to give rise to industry-wide increases in mortgage delinquencies reflecting the decline in collateral values and related declines in borrowers’ equity in their homes, particularly with respect to subprime loans originated throughout the mortgage industry during 2005, 2006 and the early months of 2007. These deteriorating conditions in the housing and subprime mortgage markets, coupled with the U.S. economy entering a recessionary period in the latter part of 2008, continued to negatively impact the credit quality of the Company’s portfolios throughout the twelve months of 2008, particularly with regard to the second-lien mortgage loan portfolio. As a result, the Company significantly increased its estimates of inherent losses in its portfolios of loans, particularly its purchased second-lien mortgage loans, which resulted in a provision for loan losses of $458.1 million during the twelve months ended December 31, 2008. During the twelve months ended December 31, 2007, the provision for loan losses was $274.6 million due to the rapid and substantial deterioration in the subprime mortgage and housing markets that developed during this period, which negatively impacted the credit quality of the Company’s portfolios, particularly with regard to the second-lien mortgage loan portfolio. As a result, the

Company significantly increased its estimates of inherent losses in the portfolios of purchased loans, particularly its purchased second-lien mortgage loans, in the twelve month period ended December 31, 2007.

Amortization of deferred financing costs decreased by $1.6 million, or 62%, to $1.0 million during the twelve months of 2008 from $2.6 million during the twelve months of 2007. This decrease resulted primarily from a slower rate of prepayments on all portfolios of loans, which caused reduced prepayments of our borrowed funds, and from the elimination of $300 million of debt as of December 28, 2007.

Depreciation expenses increased by $125,000, or 9%, to $1.5 million in the twelve months ended December 31, 2008. This increase was principally due to the write-off of approximately $454,000 of obsolete and unused leasehold improvements, office furniture and equipment in vacated office space, which was partially offset by fully depreciated assets during the past twelve months and a reduction in assets purchased compared with the same period in 2007.

Our pre-tax loss increased by $467.8 million to a $477.7 million loss for 2008, from a pre-tax loss of $9.8 million during 2007 for the reasons set forth above.

The Company recorded a tax benefit of $1.3 million during the twelve months ended December 31, 2008, compared with a tax benefit of $1.2 million recorded during the twelve months ended December 31, 2007.

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

Short-term Investments.  The Company’s short-term investment portfolio at December 31, 2007 included principally U.S. treasury bills and investment-grade commercial paper. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk. As of December 31, 2008, all of the Company’s unrestricted cash was invested in money market accounts and certificates of deposits held at The Huntington National Bank.

Cost of Funds.  As of December 31, 2008, we had total borrowings of $1.44 billion, of which $1.40 billion was subject to the Forbearance Agreements and $40.9 million remained under a credit facility excluded from the Forbearance Agreements. Substantially all of the debt under these facilities was incurred in connection with the purchase and origination of, and is secured by, our acquired loans (notes receivable), originated loans held for investment and OREO portfolios. At December 31, 2008, the interest rates on our term debt were as follows:

		Under the Terms of
	In Accordance with the	Credit Agreement
	Terms of the Forbearance	Excluded from the
	Agreements	Forbearance Agreements

FHLB 30-day LIBOR advance rate plus 2.60%	$—	$16,556,134
FHLB 30-day LIBOR advance rate plus 2.75%	—	24,380,952
LIBOR plus 2.25%	865,832,436	—
LIBOR plus 2.75%	410,563,418	—
0.00% (fixed)*	125,000,000	—

	$1,401,395,854	$40,937,086

*	0% interest at least until maturity of the Forbearance Agreements in May 2009, or until all outstanding amounts under the Tranche A debt have been paid in full.

At December 31, 2008, the weighted average interest rate on term debt was 3.95%. Our warehouse facilities were utilized, until December 28, 2007, to fund Tribeca’s originations of loans and the acquisition of loans through our “Flow Acquisitions Group” pending sale to others or pending funding under our credit facilities for loans to be held in portfolio. At December 31, 2007, both warehouse facilities were discontinued.

Cash Flow from Operating, Investing and Financing Activities

Liquidity represents our ability to obtain adequate funding to meet our financial obligations. Our liquidity position was affected by mortgage loan purchase and origination volume, and is affected by mortgage loan payments, including prepayments, loan maturities and the amortization and maturity structure of borrowings under our credit facilities. In accordance with the terms of our credit facilities with our lenders, we received a cash allowance that was adequate to meet our operating expenses. Such a cash allowance to meet our operating expenses is provided for under the Forbearance Agreements.

At December 31, 2008, we had cash and cash equivalents of $21.4 million compared with $18.3 million at December 31, 2007. Restricted cash of $27.9 million and $40.3 million at December 31, 2008 and 2007, respectively, was restricted under our credit agreements and lockbox facility with the bank.

Substantially all of our assets are invested in our portfolios of notes receivable, loans held for investment, and OREO. Primary sources of our cash flow for operating and investing activities have been borrowings under our various credit facilities, collections of interest and principal on notes receivable and loans held for investment and proceeds from sales of notes and OREO properties, and from time to time, sales of our newly originated loans that generally were held for investment. Primary uses of cash included purchases of notes receivable, originations of loans and for operating expenses. We relied significantly upon our lender and the other banks that participated in the loans made to us by our lender to provide the funds necessary for the purchase of notes receivable portfolios and the origination of loans. While we historically had been able to finance these purchases and originations, we have not had, at any time since our inception, committed loan facilities in significant excess of the amount we currently had outstanding under our credit facilities. We ceased to acquire and originate loans in November 2007, and under the terms of the Forbearance Agreements, we are expressly prohibited from acquiring or originating mortgage loans or other assets without the prior consent of the bank.

Net cash used in operating activities was $16.7 million during the twelve months ended December 31, 2008, compared with cash used of $17.3 million during the twelve months ended December 31, 2007. The decrease in cash provided by operating activities during the twelve months ended December 31, 2008 was due primarily to an increase of $467.7 million in the Company’s net loss from the net loss of $8.6 million for the twelve months ended December 31, 2007.

Net cash provided by investing activities was $205.4 million in the twelve months ended December 31, 2008, compared to $287.9 million of cash used in the twelve months ended December 31, 2007. The decrease in cash used during the twelve months ended December 31, 2008 was primarily due to our not acquiring or originating loans in 2008. This decrease in cash used in 2008 was partially offset by a decrease of $190.9 million in principal collections received from the portfolios of notes receivable and loans held for investment.

Net cash used in financing activities was approximately $185.5 million during the twelve months ended December 31, 2008, compared to $319.5 million provided during the twelve months ended December 31, 2007. The decrease in cash provided during 2008 was due to the reasons set forth above.

Borrowings

As of December 31, 2008, the Company owed an aggregate of $1.44 billion under the Forbearance Agreements and the one remaining credit facility excluded from the Forbearance Agreements with our lenders. These borrowings are shown in the Company’s financial statements as “Notes payable” (referred to as “term loans” herein) and “Financing agreements” (referred to as the “Warehouse Facility” or “Warehouse Facilities” herein).

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

Unrestructured Debt

The Company failed to make the minimum monthly debt service payments due on July 5, 2008 through September 5, 2008 in the aggregate amount of $1.3 million from the cash flows received from the collateral supporting the Unrestructured Debt, as required by the Master Credit Agreement in respect of the Unrestructured Debt (remaining debt due to a participant bank that is not a party to the Forbearance Agreements). The Company, however, made up the aggregate shortfall of approximately $409,000 in the required minimum payments from its own cash account during 2008. See “Recent Development — March 2009 Restructuring” in this section.

December 2008 Modification to Forbearance Agreements

Concurrent with the merger and the Company’s reorganization into a holding company structure, and the reallocation of owned assets, the Company entered into a series of agreements with Huntington (the “Amendments to the Forbearance Agreements”), pursuant to which the Company amended its loan agreements with Huntington as follows:

•	Franklin Asset became a borrower under the Company’s lending agreements with Huntington;

•	the Trusts became guarantors for the Borrowers’ indebtedness to Huntington;

•	FCMC, Franklin Asset and the Trusts each pledged its assets, including any equity interests in any of the Borrowers, as security for the Borrowers’ indebtedness to Huntington;

•	Franklin Servicing LLC agreed to service, if necessary, the Company’s mortgage loans in selected states;

•	the Company agreed to maintain in effect one or more interest rate hedge agreements in an aggregate notional principal amount of not less than $1 billion, or such lesser amount as Huntington in its sole discretion may approve;

•	the Company’s Tranche D facility was amended to provide for (i) a revolving credit facility and letter of credit facility in the aggregate outstanding amount of $10 million, with a sublimit of $5 million, and, in addition, (ii) a separate letter of credit facility pursuant to which Huntington may issue letters of credit in its discretion, with a sublimit of $5.5 million;

•	Huntington agreed to waive the Company’s breach of covenant to comply with all laws, rules and regulations to the extent such breach results from the Company’s failure to satisfy a minimum net worth requirement; and,

•	the covenant requiring FCMC and each of the Borrowers to maintain liquidity of at least $5 million was deleted.

In addition, effective immediately after the filing of the certificate of merger:

•	Franklin Holding became a guarantor for the Borrowers’ indebtedness to Huntington; and,

•	Franklin Holding pledged its assets, including any equity interests in any of the Borrowers, as security for the Borrowers’ indebtedness to Huntington.

The Forbearance Agreements continue to be subject to a scheduled maturity date of May 15, 2009.

Recent Development — March 2009 Restructuring

On March 31, 2009, Franklin Credit Holding Corporation (“Franklin Holding”), and certain of its wholly-owned direct and indirect subsidiaries (together with Franklin Holding, the “Company”), including Franklin Credit Management Corporation (“FCMC”) and Tribeca Lending Corp. (“Tribeca”), entered into a series of agreements (collectively, the “Restructuring Agreements”) with The Huntington National Bank (the “Bank”), successor by merger to Sky Bank, pursuant to which the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, and approximately 83% of the Company’s portfolio of subprime mortgages was removed from the Company’s balance sheet and transferred to the balance sheet of Huntington Capital Financing, LLC (the “REIT”), a real estate investment trust wholly-owned by the Bank (the “Restructuring”). In connection with the Restructuring, the Company has engaged in a number of cost savings measures, including across the board salary reductions and reductions in staff that should result in improved financial performance of FCMC.

The Restructuring did not relate to approximately $41 million of the Company’s indebtedness under the Master Credit and Security Agreement, dated as of October 13, 2004, as amended, by and among FCMC, certain subsidiaries of FCMC and the Bank (the “Franklin Master Agreement”). This amount (the “Unrestructured Debt”) remains subject to the original terms specified in the applicable agreements. All collections in respect of these loans will continue to be applied in accordance with the Company’s existing Forbearance Agreements, the maturity date of which the Bank has committed to extend from May 15, 2009 to June 30, 2009, and under which the Bank has committed that there will be no events of default should the collections in respect of these loans be insufficient to make any minimum monthly payments otherwise required under the Franklin Master Agreement until June 30, 2009. Upon expiration of the Forbearance Agreement with respect to the Unrestructured Debt, the Bank, with notice, could call an event of default under the Licensing Credit Agreement (as defined below) and the Legacy Credit Agreement (as defined below).

In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $857 million of debt has been paid in full. The Company has other non-amortizing fixed-rate interest rate swaps with the Bank, which were not terminated.

Background.  The severe deterioration in the U.S. housing market and the nearly complete shutdown of the mortgage credit market for borrowers without excellent credit histories, and more recently the severe economic slowdown and rapidly rising unemployment, severely degraded the value of the portfolio of subprime 1-4 family mortgage loans and assets acquired and originated by the Company (the “Portfolio”), particularly its second-lien mortgage loans, and resulted in increased delinquencies, provisions for loan losses and operating losses, and decreased cash flows, during the past two years. The impact on the Company’s operations has been severe, and has included:

•	a substantial and growing shortfall in cash collections from the Portfolio relative to the Company’s debt service obligations owed to the Bank;

•	a substantial and growing shortfall in the value of the Company’s assets, relative to the amounts owed to the Bank under the facility agreements for the Company’s outstanding debt with the Bank;

•	concern by potential servicing customers and other constituencies over the continued viability of the Company in its current form, including the viability of FCMC, the Company’s servicing platform, which the Company believes as of December 31, 2008 to be financially sound on a unpledged, stand alone basis;

•	concern that the Bank was increasingly likely to:

•	cease granting necessary waivers and forbearances with respect to Company defaults under the Company’s various credit facilities; and

•	declare a default with respect to the credit facilities and foreclose on the assets of the Company, substantially all of which were pledged to the Bank, especially in light of communications from the Bank indicating that it was seeking greater and more direct control over the collection guidelines related to the assets in the Portfolio and may have needed to foreclose on the Portfolio if it were not able to consummate a transaction like the Restructuring in which it was able to gain control over the Portfolio while keeping the credit facilities outstanding. Such a foreclosure would have left no value for the Company’s stockholders.

In order to address these issues, accommodate the concerns of the Bank to take advantage of what the Company believes is the best option to preserve value for its stockholders, the Company negotiated and entered into the Restructuring, which has been approved by the Company’s Board of Directors.

Executive Summary.  Key attributes of the Restructuring, as they relate to the Company’s legacy indebtedness to the Bank include:

•	in exchange for the transfer of that part of the Portfolio underlying the Bank Trust Certificates (as defined below), the Company received common membership interests and Class C preferred membership interests in the REIT having in the aggregate a value intended to approximate the fair market value of that portion of the Portfolio transferred to the Bank, which as of March 31, 2009 was approximately $481.5 million (the “REIT Securities”). The preferred membership interests have a liquidation value of $100,000 per unit and an annual cumulative dividend rate of 9% of such liquidation value. The REIT Securities replaced the above referenced loans on the Company’s balance sheet;

•	principal and interest payments in respect of the Legacy Credit Agreement are only due and payable to the extent of cash flow of the Company, which cash flow would include dividends declared and paid in respect of the REIT Securities, 70% of the amounts distributed by FCMC to the Company or any other assets of the Company, other than the retained interest in FCMC (as discussed below); and

•	the Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets of FCMC and a portion of FCMC’s stock, representing not less than twenty percent and not more than seventy percent of FCMC’s common equity, based on the amounts received by the Bank from the cash collections from FCMC’s servicing of the Portfolio as discussed in more detail below. The Bank, in regard to the payment of principal and interest on its loan, also is entitled to receive seventy percent of the distributions and dividends from FCMC, which percentage share may be reduced to twenty percent based upon the Bank’s receipt of the agreed amounts of net remittances from the Portfolio summarized below.

From the perspective of the Company and its stockholders, the Restructuring accomplished a number of overarching objectives, including:

•	release of thirty percent of the equity in FCMC, which is wholly owned by the Company, from the Company’s pledges to the Bank in respect of its legacy credit agreement, with the possibility of release of up to an additional fifty percent, based upon the Bank’s receipt of the agreed amounts of net remittances from the Portfolio, summarized below (the “Net Remittances”), from March 31, 2009, the effective date of the Legacy Credit Agreement (the “Legacy Effective Date”), through the term of the Legacy Credit Agreement; the Bank shall reduce its interest in the equity in FCMC, as collateral, in accordance with the following collection levels:

Minimum Amount
	of Net Remittances		Release of Equity
Level	(Minimum Level Amount)	Time Period	Interests

Level 1	$225 million	1 year from the Legacy Effective Date	10% (70% reduces to 60%)
Level 2	$475 million	3 years from the Legacy Effective Date	10% (60% reduces to 50%)
Level 3	$575 million	No time period specified	10% (50% reduces to 40%)
Level 4	$650 million	No time period specified	10% (40% reduces to 30%)
Level 5	$750 million	No time period specified	10% (30% reduces to 20%)

provided, however, (i) if Net Remittances do not reach the minimum Level 1 amount prior to the first anniversary of the Legacy Effective Date, but reach the minimum Level 2 amount prior to the third anniversary of the Legacy Effective Date, the Bank shall retain, as collateral, 55% of the FCMC equity instead of 50%, as currently scheduled, and any subsequent reductions in the amount of FCMC equity pledged to the Bank shall be 10% smaller than the reductions currently scheduled; and provided further that (ii) if Net Remittances do not reach the minimum Level 1 amount prior to the first anniversary of the Legacy Effective Date and do not reach the minimum Level 2 amount prior to the third anniversary of the Legacy Effective Date, then the schedule for release of the equity interests in FCMC currently pledged to the Bank shall be as follows: (x) upon attaining the minimum Level 3 amount, the pledged equity interests in FCMC shall reduce 25% (from 70% to 45%); (y) upon attaining the minimum Level 4 amount, the pledged equity interests in FCMC shall reduce an additional 10% (from 45% to 35%), and (z) upon attaining the minimum Level 5 amount, the pledged equity interests in FCMC shall reduce an additional 10% (from 35% to 25%);

•	entry into a servicing agreement enabling the Company to receive fee income in respect of its continued servicing of the transferred Portfolio; and

•	entry into amended credit facilities in the aggregate principal amount of $13.5 million, including a $5 million facility for working capital and to support various servicer licenses, a $2 million revolving facility and a $6.5 million letter of credit facility to support various servicer licenses.

Among the most significant costs of accomplishing these objectives were:

•	the possible transfer of ownership of a portion of FCMC, including a minimum of twenty percent and a maximum of seventy percent, to the Bank at maturity of the Company’s Legacy Credit Agreement with the Bank, unless further extended if the Company is not otherwise able to satisfy or refinance the Legacy Credit Agreement prior to maturity;

•	the transfer of ten percent of ownership of FCMC to the Company’s principal stockholder as the cost of obtaining certain guarantees and pledges required by the Bank as a condition of the restructuring, subject to increase to an additional ten percent should the pledge of common shares of FCMC by Franklin Holding to the Bank be reduced upon the attainment by FCMC of certain net collection targets set by the Bank with respect to the Portfolio;

•	entry into a service agreement with respect to FCMC’s continued servicing of the Portfolio that allows the Bank to terminate such servicing and, concomitantly, FCMC’s fee income from servicing the Portfolio; and

•	in part as a result of a tax basis transfer, the Company may incur significant income tax liabilities at termination of the Legacy Credit Agreement, liquidation of the Company or any of its direct or indirect subsidiary companies, or certain other Company events such as a de facto liquidation. The amount of any tax liability that the Company may incur is not certain since any such calculations need to be performed on a company by company basis and are influenced by a number of factors including, but not limited to, the ability to use prior year losses and future results of operations.

Restructuring Agreements.  In connection with the Restructuring, the Company and its subsidiaries have:

1. Transferred of substantially all of the Portfolio in exchange for the REIT Securities.

Pursuant to the terms of a Transfer and Assignment Agreement, certain subsidiaries of the Company (the “Franklin Transferring Entities”) transferred approximately 83% of the Portfolio to a newly formed Delaware statutory trust (“New Trust”) in exchange for the following trust certificates (collectively, the “Trust Certificates”):

(a) an undivided 100% interest of the Bank’s portion of consumer mortgage loans (the “Bank Consumer Loan Certificate”);

(b) an undivided 100% interest in the Bank’s portion of consumer REO assets (the “Bank Consumer REO Certificate”, and together with the Bank Consumer Loan Certificate, the “Bank Trust Certificates”);

(c) an undivided 100% interest in the portion of consumer mortgage loan assets allocated to the M&I Marshall & Ilsley Bank (“M&I”) and BOS (USA) Inc. (“BOS”) (M&I and BOS collectively, the “Participants”) (the “Participants Consumer Loan Certificate”); and

(d) an undivided 100% interest in Participants’ portion of the consumer REO assets (the “Participants Consumer REO Certificate”, and together with the Participants Consumer Loan Certificate, the “Participants Trust Certificates”).

The Bank Trust Certificates represent approximately 83.27961% of the assets transferred to New Trust considered in the aggregate (such portion, the “Bank Contributed Assets”) and the Participants Trust Certificates represent approximately 16.72039% of the assets transferred to New Trust considered in the aggregate.

Pursuant to the Transfer and Assignment Agreement, the Franklin Transferring Entities made certain representations, warranties and covenants to New Trust related to the Portfolio. To the extent any Franklin Selling Entity breaches any such representations, warranties and covenants and the Franklin Transferring Entities are unable to cure such breach, New Trust has recourse against the Franklin Transferring Entities (provided that recourse to FCMC is limited solely to instances whereby FCMC transferred REO property FCMC did not own) (the “Reacquisition Parties”). In such instances, the Reacquisition Parties are obligated to repurchase any mortgage loan or REO property and indemnify New Trust, the Bank, the Administrator (as defined below), the holders of the Trust Certificates and the trustees to the trust agreement. The Franklin Transferring Entities provided representations and warranties, including but not limited to correct information, loans have not been modified, loans are in force, valid lien, compliance with laws, licensing, enforceability of the mortgage loans, hazardous substances, fraud, and insurance coverage. In addition, the Franklin Transferring Entities agreed to provide certain collateral documents for each mortgage loan and REO property transferred (except to the extent any collateral deficiency was disclosed to New Trust). To the extent any collateral deficiency exists with respect to such mortgage loan or REO property and the Franklin Transferring Entities do not cure such deficiency, the Reacquisition Parties shall be obligated to repurchase such mortgage loan. In connection with the reacquisition of any asset, the price to be paid by the Reacquisition Parties for such asset (the “Reacquisition Price”) shall be as agreed upon by the Administrator and the applicable Reacquisition Party; provided, however, should such parties not promptly come to agreement, the Reacquisition Price shall be as determined by the Administrator in good faith using its sole discretion.

The subsidiaries then transferred the Trust Certificates to a newly formed Delaware limited liability company, Franklin Asset, LLC, in exchange for membership interests in Franklin Asset, LLC. Franklin Asset, LLC then contributed the Bank Trust Certificates to a newly formed Delaware limited liability company,

Franklin Asset Merger Sub, LLC, in exchange for membership interests in Franklin Asset Merger Sub, LLC (Franklin Asset, LLC retained the Participant Trust Certificates). Franklin Merger Sub, LLC merged with and into a Huntington National Bank wholly-owned subsidiary of the REIT (“REIT Sub”) and Franklin Asset, LLC received the REIT Securities having in the aggregate a value equal to the estimated fair market value of the loans underlying the Bank Trust Certificates, which as of March 31, 2009 was approximately $481.5 million, in exchange for its membership interests in Franklin Asset Merger Sub, LLC. The preferred REIT Securities have a liquidation value of $100,000 per unit and an annual cumulative dividend rate of 9% of such liquidation value. If there is a reacquisition required to be made by the Reacquisition Parties under the Transfer and Assignment Agreement, Franklin Asset, LLC will return such number of Class C Preferred Shares of Huntington Capital Financing Stock that is equal in value to the Reacquisition Price (as defined in the Transfer and Assignment Agreement).

2. Amended and restated substantially all of its outstanding debt.

Pursuant to the terms of the Amended and Restated Credit Agreement (Legacy) (the “Legacy Credit Agreement”), the Company and its subsidiaries amended and restated substantially all of their indebtedness currently subject to a certain First Amended and Restated Forbearance Agreement and Amendment to Credit Agreements, dated December 19, 2008, and a certain First Amended and Restated Tribeca Forbearance Agreement and Amendment to Credit Agreements, dated December 19, 2008 (the “Forbearance Agreements”). As more fully described below, pursuant to the terms of the Legacy Credit Agreement, (1) the Participant Trust Certificates were collaterally assigned to the Bank as collateral for the loans as modified pursuant to the terms of the Legacy Credit Agreement (the “Restructured Loans”); (2) all net collections received by New Trust in connection with the portion of the Portfolio represented by the Bank Trust Certificates will be paid to the REIT Sub or its subsidiaries; (3) the REIT Securities were pledged to the Bank as collateral for the Restructured Loans; (4) the Company pledged seventy percent (70%) of the common equity in FCMC to the Bank as collateral for the Restructured Loans; and (5) Franklin Holding and FCMC were released from existing guarantees of the Restructured Loans, including Franklin Holding’s pledge of 100% of the outstanding shares of FCMC, in exchange for providing certain limited recourse guarantees relating to the Restructured Loans, wherein the Bank agreed to exercise only limited recourse against property encumbered by the pledge agreement (the “Pledged Collateral”) made in connection with the Legacy Credit Agreement, provided Franklin Holding and FCMC, respectively, any designee acting under the authority thereof or any subsidiary of either Franklin Holding or FCMC did not (i) commission any act fraud or material misrepresentation in respect of the Pledged Collateral; (ii) divert, embezzle or misapply proceeds, funds or money and/or other property relating in any way to the Pledged Collateral; (iii) breach any covenant under the Legacy Credit Agreement; or (iv) conduct any business activities to perform diligence services, to service mortgage Loans or REO Properties or any related activities, directly or indirectly, other than by FCMC and Franklin Credit Loan Servicing, LLC.

The terms of the Legacy Credit Agreement vary according to the three tranches of loans covered by the Legacy Credit Agreement. Tranche A includes outstanding debt in the approximate principal sum of $857 million bearing interest at a per annum rate equal to one month LIBOR plus 2.25% per annum, payable monthly in arrears on the outstanding principal balance of the related advances. Tranche B includes outstanding debt in the approximate principal sum of $410 million bearing interest at a per annum rate equal to one month LIBOR plus 2.75% per annum, payable monthly in arrears on the outstanding principal balance of the related advances. Tranche C includes outstanding debt in the approximate principal sum of $125 million bearing interest at a per annum rate equal to 15%, payable monthly in arrears on the outstanding principal balance of the related advances. In the event of a default, the applicable interest rate will increase to 5% over the rate otherwise applicable to the respective tranche.

All cash available for each tranche shall be used to pay cash interest to the extent cash is available, and any accrued interest for which cash is not available will be added to the principal sum of such tranche. Cash payments on each tranche will be made from: (i) any cash or other assets of the borrowers (Tribeca and certain subsidiaries of Tribeca and Franklin Credit Asset Corporation), (ii) dividends and distributions on the REIT Securities, all of which shall be applied as a non pro rata distribution solely to the Bank’s pro rata share of such tranche (until paid in full), (iii) all distributions made by New Trust on the Participant Trust Certificates, all of which shall be applied as a non pro rata distribution to the Participants’ pro rata shares of such tranche (until paid in full), and (iv) from any proceeds received from any other collateral, which will be applied pursuant to a waterfall provision described more fully in the Legacy Credit Agreement. The borrowers will not be required to make scheduled principal payments, provided that all amounts received by any borrower in excess of accrued interest, whether from collateral or otherwise, shall be applied to reduce the principal sum. All remaining principal and interest will be due and payable at maturity of the Legacy Credit Agreement on March 1, 2012. Based on the current cash flows described above, it is not expected that that the Company will be able to repay remaining principal and interest due on March 1, 2012. Under such circumstances, the Bank would have all available rights and remedies under the Legacy Credit Agreement.

The Legacy Credit Agreement contains representations, warranties, covenants and events of default (“The Legacy Credit Agreement Defaults”) that are customary in transactions similar to the restructuring. Some, but not all, of the Legacy Credit Agreement defaults will create an event of default under the Licensing Credit Facility and the Servicing Agreement (as defined below). In addition, the Company has agreed to seek shareholder approval to amend the Certificate of Incorporation of FCMC to delete the provision, adopted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware in connection with the Company’s December 2008 corporate reorganization, that requires the approval of the stockholders of Franklin Holding in addition to the stockholders of FCMC for any action or transaction, other than the election or removal of directors, that would require the approval of the stockholders of FCMC. If such amendment is not passed on or prior to June 30, 2009, which will require approval by holders of at least two thirds of the shares of the Company then entitled to vote at an election of directors, the failure to pass such amendment shall constitute an event of default under the Legacy Credit Agreement. Under such circumstances, the Bank would be entitled to foreclose on all of the assets of the Company, including on Franklin Holdings’ pledge of 70% of the stock of FCMC.

The Legacy Credit Facility is secured by a first priority security interest in (i) the REIT Shares; (ii) the Participant Trust Certificates; (iii) an undivided 16.72039% interest in the consumer mortgage loans and REO properties transferred to New Trust; (iv) 70% of all equity interests in FCMC, and 100% equity interests in all other direct and indirect subsidiaries of Franklin Holding, pledged by Franklin Holding (subject to partial releases of such equity interests under “Cumulative Collective Targets” under the terms relating to the Servicing Agreement); (v) all amounts owing pursuant to any deposit account or securities account of any Company entities bound to the Legacy Credit Facility (other than Franklin Holding), (vi) a first mortgage in real property interests at 6 Harrison Street, Unit 6, New York, New York; (vii) all monies owing to any borrower from any taxing authority; (viii) any commercial tort or other claim of FCMC, Holding, or any borrower, including FCMC’s right, title and interest in claims and actions with respect to certain loan purchase agreements and other interactions of FCMC with various entities engaged in the secondary mortgage market; (ix) certain real property interests of FCMC in respect to the proprietary leases under the existing Forbearance Agreements if not transferred to New Trust; (x) a second priority lien on cash collateral held as security for the Licensing Facility to FCMC; and (xi) any monies, funds or sums due or received by any Borrower in respect of any program sponsored by any Governmental Authority, any federal program, federal agency or quasi-governmental agency, including without limitation any fees received, directly or indirectly, under the U.S. Treasury Homeowners Affordability and Stability Plan. Any security agreement, acknowledgement or other agreement in respect of a lien or encumbrance on any asset of New Trust shall be non-recourse in nature and shall permit New Trust to distribute, without qualification, 83.27961% of all net collections received by New Trust to the REIT Sub and its subsidiaries irrespective of any event or condition in respect of the Legacy Credit Agreement.

All collections received by New Trust, provided that an event of default has not occurred and is continuing, shall go first to the payment of monthly servicing fees, which shall be paid one month in advance, under the Servicing Agreement and then to (i) Administration Fees, expenses and costs (if any), (ii) pro rata to the owner trustee, certificate trustee and each custodian for any due and unpaid fees and expenses of such trustee and/or custodian, and (iii) to the pro-rata ownership of the Trust Certificates. All amounts received pursuant to the Participants Trust Certificates shall be distributed pursuant to the applicable “Waterfall” provisions.

3. Entered into an amended and restated credit agreement to fund FCMC’s licensing obligations and working capital.

Franklin Holding and FCMC have entered into an Amended and Restated Credit Agreement (Licensing) (the “Licensing Credit Agreement”) which includes a credit limit of $13,500,000, composed of a secured (i) revolving line of credit (“Revolving Facility”) up to the principal amount outstanding at any time of $2,000,000, (ii) up to the aggregate stated amount outstanding at any time for letters of credit of $6,500,000, and (iii) a draw credit facility (“Draw Facility”) up to the principal amount outstanding at any time of $5,000,000. The Revolving Facility and the letters of credit shall be used to assure that all state licensing requirements of FCMC are met and to pay approved expenses of the Company. The Draw Facility shall be used to provide for working capital of FCMC, and amounts drawn and repaid under this facility cannot be reborrowed.

The principal sum shall be due and payable in full on the earlier of the date that the Licensing Agreement is due and payable in full pursuant to the terms of this facility, whether by acceleration or otherwise, or at maturity on March 29, 2010. Advances under the Revolving Facility shall bear interest at the one-month reserve adjusted LIBOR Rate plus a margin of 8%. Advances under the Draw Facility shall bear interest at the one-month reserve adjusted LIBOR Rate plus a margin of 6%. Interest on both the Revolving Facility and the Draw Facility shall be paid prior to any distributions pursuant to stock ownership or stock pledges of equity interests in FCMC. After any default, all advances and letters of credit shall bear interest at 5% in excess of the rate of interest then in effect.

The Licensing Credit Agreement contains warranties, representations, covenants and events of default that are customary in transactions similar to the restructuring.

The Licensing Facility is secured by (i) a first priority security interest in FCMC’s cash equivalents in a controlled account maintained at the Bank in an amount satisfactory to the Bank, but not less than $8,500,000, (ii) blanket existing lien on all personal property of FCMC, (iii) a second mortgage in real property interests at 6 Harrison Street, Unit 6, New York, New York, (iv) a first Mortgage in certain real property interests at 350 Albany Street, New York, New York; and (v) any monies or sums due FCMC in respect of any program sponsored by any Governmental Authority, including without limitation any fees received, directly or indirectly, under the U.S. Treasury Homeowners Affordability and Stability Plan.

The Draw Facility is guaranteed by Thomas J. Axon, Chairman of the Board of Directors and a principal stockholder of the Company. Mr. Axon’s Guaranty shall be secured by a first priority and exclusive lien on commercial real estate, at a loan to value ratio satisfactory to the Bank. In consideration for his guaranty, the Bank and the Company’s Audit Committee each has consented to the payment to Mr. Axon equal to 10% of FCMC’s common shares, subject to a further payment of up to an additional 10% in FCMC’s common shares should the pledge of common shares of FCMC by Franklin Holding to the Bank be reduced upon attainment by FCMC of certain net collection targets set by the Bank with respect to the Portfolio.

4. Entered into a servicing agreement with the New Trust.

The servicing agreement (the “Servicing Agreement”) governs the servicing by FCMC, as the servicer (the “Servicer”) of the Portfolio transferred to New Trust. New Trust and/or the Bank as the administrator of New Trust (the “Administrator”) have significant control over all aspects of the servicing of the Portfolio based on (i) a majority of the Servicer’s actions or Servicer’s utilization of any subservicer or subcontractor is contingent on the Servicer receiving explicit instructions or consent from New Trust or Administrator, (ii) compliance with work rules and an approval matrix provided by the Bank and (iii) monthly meetings between New Trust and the Servicer.

All collections by the Servicer are remitted to a collection account and controlled through the Bank’s lockbox account. The Administrator shall transfer the collection amounts from the lockbox account to a certificate account whereby the funds shall flow through the trust agreement’s “Waterfall” as described above. The Servicer’s servicing fees and servicing advance reimbursements are paid in advance provided an event of default has not occurred. If an event of default has occurred, the Servicer’s servicing fees and servicing advances are the third remittance in the “Waterfall,” following remittances for payment of Administrator, custodian and trustee fees.

New Trust’s indemnification obligation to the Servicer is limited to the collections from the Portfolio. In addition, the Servicer will be indemnified by New Trust only for a breach of corporate representations and warranties or if the Administrator forces the Servicer to take an action that results in a loss to the Servicer.

The Servicer is required to maintain net worth of approximately $7.6 million and net income before taxes of $800,000 for the most recent twelve month period or an event of default will be deemed to have occurred. In addition to typical servicer events of default and the defaults listed above, the Servicing Agreement contains the following events of default: (i) certain defaults under the Legacy Loan Agreement would trigger an event of default under the Servicing Agreement, (ii) failure to adopt a servicing action plan as directed by the Administrator would trigger an event of default, (iii) any event of default under the Licensing Loan Agreement would trigger an event of default under the Servicing Agreement, and (iv) failure of Servicer to satisfy certain gross collection targets if determined to be the result of a failed servicing practice as determined by the Bank per a servicing audit would trigger an event of default.

The Servicing Agreement shall have an initial term of three years which may be extended for one or two additional one year periods at the sole discretion of New Trust. During the first year of the agreement, Servicer shall receive a termination fee for each loan to the extent the servicing is terminated by the Bank for any reason other than a default under the terms of the servicing agreement. During the term of the servicing agreement, FCMC may not enter into any other third-party servicing agreements to service any other assets that could likely impair its ability to service the Portfolio without the consent of the Bank, which cannot be unreasonably withheld.

Master Credit Facilities — Term Loans

The summary that follows describes the terms of the Company’s credit facilities in effect prior to entering into the Forbearance Agreements on December 28, 2007 described above, which substantially modified such facilities, except for the Unrestructured Debt.

General.  In October 2004, the Company, and its finance subsidiaries, excluding Tribeca, entered into a master credit and security agreement (the “Franklin Master Credit Facility”) with Huntington National Bank, which we refer to as the bank, our lender or Huntington. Under this master credit facility, we requested term loans to finance the purchase of residential mortgage loans or refinance existing outstanding loans under this facility. The facility did not include a commitment to additional lendings or a commitment to refinance existing outstanding term loans when they matured, which were therefore subject to our lender’s discretion as well as any regulatory limitations to which our lender was subject. At December 31, 2007, $44.5 million remained outstanding under this facility (a portion of the Unrestructured Debt), and the interest rate continues to be based on the Federal Home Loan Bank of Cincinnati 30-day advance rate plus margins of 2.60% and 2.75%.

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

The facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants that require Tribeca and its subsidiaries, together, to maintain a minimum net worth of at least $3.5 million and rolling four-quarter pre-tax net income of $750,000. The facility contains events of default customary for facilities of this type. At December 31, 2007, Tribeca was not in compliance with these and other covenants and has not received a waiver of noncompliance. Any unwaived or uncured breach of these covenants could, subject to notice and opportunity to cure where provided for in the applicable credit agreements, cause an acceleration of the outstanding BOS Loan and result in cross-

default and possible acceleration of the indebtedness owed to the bank under the Forbearance Agreements. As described in “March 2008 Modifications to Forbearance Agreements and Refinancing of BOS Loan,” the BOS Loan was paid off and effectively rolled into the Forbearance Agreements.

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

On September 5, 2007, the Company purchased a $200 million (notional amount) one-month LIBOR cap with a strike price of 5.75% at a price of $102,000, and on September 6, 2007, the Company purchased a $400 million (notional amount) one-month LIBOR cap with a strike price of 6.0% at a price of $90,000. Both cap agreements expired on September 30, 2008.

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

Under these swap agreements, the Company will make interest payments to its lead lending bank at fixed rates and will receive interest payments from its lead lending bank on the same notional amounts at variable rates based on LIBOR. Effective December 28, 2007, the Company pays interest on its interest-sensitive borrowings, principally based on one-month LIBOR plus applicable margins. Accordingly, Franklin established a fixed rate plus applicable margins on $1.00 billion of its borrowings, which at the time of entering into the swap agreements ranged from one year to four years. The weighted average fixed rate of the total $1.00 billion of swaps is approximately 2.99%. See “Management’s Discussion and Analysis — Borrowings — Forbearance Agreements with Lead Lending Bank — Recent Development — March 2009 Restructuring.”

The following table presents the notional and fair value amounts of the interest rate swaps at December 31, 2008.

Notional Amount	Term	Maturity Date	Fixed Rate	Estimated Fair Value*

$220,000,000	1 year	March 5, 2009	2.62%	$(577,643)
390,000,000	2 years	March 5, 2010	2.79%	(8,638,881)
275,000,000	3 years	March 5, 2011	3.47%	(13,331,530)
70,000,000	3 years	March 5, 2011	3.11%	(2,722,655)
45,000,000	4 years	March 5, 2012	3.43%	(2,482,727)

$1,000,000,000				$(27,753,436)

*	Determined in accordance with SFAS 157 based upon a “Level 2” valuation methodology.

The net effect of the interest rate swaps for the twelve months ended December 31, 2008 was $2.4 million, which increased our interest expense. The estimated fair value of the swaps at December 31, 2008 was a negative $27.8 million, which increased stockholders’ deficit (other accumulated comprehensive loss). The fair value of the interest-rate swaps in the future will fluctuate as LIBOR interest rates change and as the remaining term of the swaps becomes shorter.

Safe Harbor Statement

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in forward-looking statements made by the Company. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, changes in the level of growth in the finance and housing markets, such as slower or negative home price appreciation; (ii) the Company’s relations with the Company’s lenders and such lenders’ willingness to waive any defaults under the Company’s agreements with such lenders; (iii) increases in the delinquency rates of the Company’s borrowers, (iv) the availability of third parties holding subprime mortgage debt for servicing by the Company on a fee-paying basis; (v) changes in the statutes or regulations applicable to the Company’s business or in the interpretation and enforcement thereof by the relevant authorities; (vi) the status of the Company’s regulatory compliance; and (vii) other risks detailed from time to time in the Company’s SEC reports and filings. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company’s filings with the SEC, including, but not limited to, those factors discussed under the captions “Risk Factors,” “Interest Rate Risk” and “Real Estate Risk” in the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In addition to the performance of the loans in our portfolios, the Company’s operating results depend in large part on differences between the interest earned on its assets and the interest paid on its borrowings. Most of the Company’s assets, consisting primarily of mortgage notes receivable, generate fixed returns and have remaining contractual maturities in excess of five years, while the majority of originated loans held for investment generate fixed returns for the first two years and six-month adjustable returns thereafter. As of December 28, 2007, the effective date of the Forbearance Agreements, our borrowings are based on one-month LIBOR. Prior to December 28, 2007, we funded the origination and acquisition of these assets with borrowings that had interest rates based on the monthly Federal Home Loan Bank of Cincinnati (“FHLB”) 30-day advance rate. In most cases, the interest income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest income and, therefore, net income. Our borrowings bear interest at rates that fluctuate with one-month LIBOR. We currently use interest-rate derivatives, essentially interest-rate swaps, to hedge our interest rate exposure by converting a significant portion of our highly interest-sensitive borrowings from variable-rate payments to fixed-rate payments. Based on approximately $321.2 million of unhedged interest-rate sensitive borrowings outstanding at December 31, 2008, a 1% instantaneous and sustained increase in the one-month LIBOR rate could increase quarterly interest expense by as much as approximately $803,000, pre-tax, during the remaining terms of the swap agreements, which would negatively impact our quarterly after-tax net income or loss. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income, or increase net loss, and the market value of our net assets. If the Company’s existing swap contracts expire, and are not renewed, a 1% instantaneous and sustained increase in the one-month LIBOR rate would have the effect of increasing quarterly interest expense by approximately $3.3 million, pre-tax. See “Management’s Discussion and Analysis — Borrowings.”

The value of our assets may be affected by prepayment rates on investments. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty. When we originated and purchased mortgage loans, we expected that such mortgage loans would have a measure of protection from prepayment in the form of prepayment lockout periods or prepayment penalties. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case we would not have the prepayment proceeds available to accelerate the paydown of our borrowings. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments. During most of 2007 and throughout 2008, due to declining U.S. housing prices in general and a rapid and severe credit tightening throughout the industry, portfolio payoffs through borrower refinancing have been declining as it has become more difficult for borrowers, particularly borrowers with any type of credit deficiency, to refinance their loans.

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

During 2007, particularly during the third quarter of 2007, and throughout 2008, the deterioration in the housing and subprime mortgage markets, particularly declining home values, continued and accelerated. During the third quarter of 2007, there was a significant tightening of credit availability throughout the mortgage lending industry, and particularly in the subprime segment of the industry, which has not abated. These market events, in combination with the U.S. economy entering a recessionary cycle in the last quarter of 2008, increased and are expected to continue to result in increased delinquencies, defaults and losses on residential 1-4 family loans.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are included herein, beginning on page F-2 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Controller, as appropriate, to allow timely decisions regarding disclosure.

As of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, the Company’s management, including the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Controller, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were not effective as a result of the material weakness in internal control over financial reporting, as discussed below.

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

With the participation of the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer and the Controller, our management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2008 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.

As of December 31, 2008 there were not appropriate controls in place to ensure that the allowance policy was appropriately applied to the portfolio of notes receivable when policy changes were made and as a result, a material adjustment was recorded to the allowance for loan losses. The Company has identified this deficiency as a material weakness as defined by the Public Company Accounting Oversight Board (United States). Management has evaluated this weakness and will implement the necessary corrective action effective for the filing of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by our registered public accounting firm pursuant to the temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a code of ethics and business conduct that applies to its officers, directors and employees, including without limitation, the Company’s Chief Executive Officer, President, Chief Operating Officer and Chief Financial Officer. The Code of Ethics and Business Conduct is available on the Company’s website at www.franklincredit.com.

The other information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2008, the Company’s most recent fiscal year, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2008, the Company’s most recent fiscal year, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2008, the Company’s most recent fiscal year, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2008, the Company’s most recent fiscal year, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2008, the Company’s most recent fiscal year, and is incorporated herein by reference.

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

(3) Exhibits.

Exhibit
Number

3.1	Fifth Amended and Restated Certificate of Incorporation. Incorporated by reference to Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission (the “Commission”) on January 20, 2005.
3.2	Amended and Restated By-laws. Incorporated by reference to Appendix B to the Registrant’s Definitive Information Statement on Schedule 14C, filed with the Commission on January 20, 2005.
10.1	Master Credit and Security Agreement, dated as of October 13, 2004, between the Registrant and Sky Bank (the “Master Credit Agreement”). Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-125681), filed with the Commission on June 9, 2005 (the “Registration Statement”).
10.2	Amendment to the Master Credit Agreement, dated as of December 30, 2004 between the Registrant and Sky Bank. Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on April 8, 2005 (the “2004 10-K”).
10.3	Warehousing Credit and Security Agreement, dated as of September 30, 2003, between Tribeca Lending Corp. and Sky Bank (the “Warehouse Credit Agreement”). Incorporated by reference to Exhibit 10.3 to the 2004 10-K.
10.4	Letter, dated as of March 24, 2005, from Sky Bank to Tribeca Lending Corp. Incorporated by reference to Exhibit 10.4 to the 2004 10-K.
10.5	Second Amendment to the Warehouse Credit Agreement, effective as of May 19, 2005, between Tribeca Lending Corp. and Sky Bank. Incorporated by reference to Exhibit 10.5 to the Registration Statement.
10.6	Form of Term Loan and Security Agreement between subsidiaries of Tribeca Lending Corp. and Sky Bank. Incorporated by reference to Exhibit 10.5 to the 2004 10-K.
10.7	Agreement, dated March 20, 1997, between the Registrant and Sky Bank (f/k/a The Citizens Banking Registrant) (the “1997 Agreement”). Incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, filed with the Commission on May 14, 1998.
10.8	Modification to 1997 Agreement, dated March 19, 2003, between the Registrant and Sky Bank. Incorporated by reference to Exhibit 10.8 to the Registration Statement.
10.9	1996 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-122677), filed with the Commission on February 10, 2005.
10.10	Mortgage Loan Purchase and Sale Agreement, dated as of September 24, 2004, between the Registrant and Master Financial, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 20, 2004.

Exhibit
Number

10.11	Mortgage Loan Purchase and Sale Agreement, dated as of June 30, 2004, between the Registrant and Bank One, Inc. Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A, filed with the Commission on July 16, 2004.
10.12	Registration Rights Agreement, effective as of October 1, 2004, between the Registrant and Jeffrey R. Johnson. Incorporated by reference to Exhibit 10.10 to the 2004 10-K.
10.13	Sublease Agreement, dated as of March 4, 2005, between the Registrant and Lehman Brothers Holdings Inc. Incorporated by reference to Exhibit 10.12 to the 2004 10-K.
10.14	Employment Agreement, effective as of March 28, 2005, between the Registrant and Paul D. Colasono. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Commission on May 16, 2005 (the “First Quarter 10-Q”).
10.15	Restricted Stock Grant Agreement, dated as of April 13, 2005, between the Registrant and Paul D. Colasono. Incorporated by reference to Exhibit 10.2 to the First Quarter 10-Q.
10.16	Employment Agreement, dated as of June 7, 2005, between the Registrant and Joseph Caiazzo. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 9, 2005.
10.17	Letter, dated as of July 19, 2005, from Sky Bank to the Registrant. Incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement, filed with the Commission on July 19, 2005 (“Amendment No. 2”).
10.18	Letter, dated as of July 19, 2005, from Sky Bank to Tribeca Lending Corp. Incorporated by reference to Exhibit 10.21 to Amendment No. 2.
10.19	Underwriting Agreement, dated July 19, 2005, between the Registrant and Ryan Beck & Co., Inc. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 20, 2005.
10.20	Lease, dated July 27, 2005, between the Registrant and 101 Hudson Leasing Associates. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 29, 2005.
10.21	Master Credit and Security Agreement, dated as of February 28, 2006, among Tribeca Lending Corp., Sky Bank and those subsidiaries of Tribeca Lending Corp. listed on the signature page to the agreement. Incorporated by reference to Exhibit 10.24 to the 2005 10-K.
10.22	Master Credit and Security Agreement, dated as of March 24, 2006, among Tribeca Lending Corp., BOS (USA) Inc. and those subsidiaries of Tribeca Lending Corp. listed on the signature page to the agreement. Incorporated by reference to Exhibit 10.25 to the 2005 10-K.
10.23	Employment Agreement, dated as of March 1, 2006, between the Registrant and Alexander Gordon Jardin. Incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Commission on August 14, 2006.
10.24	Franklin Credit Management Corporation 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 99.1 of the Registrant’s Revised Definitive Proxy Statement on Schedule 14A, filed with the Commission on May 3, 2006.
10.25	Restricted Stock Grant Agreement, dated as of June 15, 2006, between the Registrant and Alexander Gordon Jardin. Incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Commission on August 14, 2006.
10.26	Modification Letter dated as of June 27, 2006, from Sky Bank to the Registrant. Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed with the Commission on August 8, 2006.
10.27	Employment Agreement dated as of February 1, 2006 between the Registrant and William Sullivan. Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the Commission on November 14, 2006.

Exhibit
Number

10.28	Flow Warehousing Credit and Security Agreement dated August 10, 2006 between the Registrant and Sky Bank. Incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the Commission on November 14, 2006.
10.29	Rate Cap Transaction Agreement dated August 29, 2006 between LaSalle Bank National Association and the Registrant. Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the Commission on November 14, 2006.
10.30	Interest Rate Cap Transaction Agreement dated September 11, 2006 between HBOS Treasury Services and the Registrant. Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed with the Commission on November 14, 2006.
10.31	Modification Letter dated as of August 2, 2006, from Sky Bank to the Registrant. Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K, filed with the Commission on August 8, 2006.
10.32	Amendment No. 1 to Master Credit and Security Agreements, dated as of December 1, 2006, between the Registrant, Tribeca Lending Corporation and Sky Bank. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 19, 2006.
10.33	Modification Letter, dated as of December 12, 2006, from Sky Bank to the Registrant. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 19, 2006.
10.34	Asset Purchase and Sale Agreement, dated as of February 14, 2007, between The New York Mortgage Company, LLC, as Seller, and Tribeca Lending Corp., as Buyer.
10.35	Assignment and Assumption of Lease Landlord Consent and Lease Modification Agreement, dated as of February 22, 2007, among The New York Mortgage Company, LLC, Tribeca Lending Corp., and First States Investors 5200 LLC.
10.36	Continuing and Unconditional Guaranty, dated as of August 30, 2007, by the Company, as Guarantor, to and for the benefit of BOS (USA) Inc. Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed with the Commission on March 31, 2008.
10.37	Limited Waiver, dated as of November 15, 2007, between The Huntington National Bank, successor by merger to Sky Bank (“Huntington”), the Company and each subsidiary of the Company listed on the signature pages thereof. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2007.
10.38	Limited Waiver, dated as of November 15, 2007, between Huntington, Tribeca and each subsidiary of the Company listed on the signature pages thereof. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2007.
10.39	Security Agreement, dated as of November 15, 2007, by the Company and each of the entities listed on the signature pages thereof in favor of Huntington. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2007.
10.40	Forbearance Agreement and Amendment to Credit Agreements, dated December 28, 2007, by and among the borrowers listed on Schedule 1 thereof, Franklin Credit Management Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10.41	Tranche A Note, dated December 28, 2007, by the borrowers listed on Schedule 1 to the Forbearance Agreement, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.

Exhibit
Number

10.42	Form of Tranche B Note, dated December 28, 2007, by the borrowers listed on Schedule 1 to the Forbearance Agreement, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10.43	Tranche C Note, dated December 28, 2007, by the borrowers listed on Schedule 1 to the Forbearance Agreement, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10.44	Tranche D Note, dated December 28, 2007, by the borrowers listed on Schedule 1 to the Forbearance Agreement, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10.45	Letter Agreement, dated January 3, 2008, by and among the borrowers listed on Schedule 1 to the Forbearance Agreement, Franklin Credit Management Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10.46	Tribeca Forbearance Agreement and Amendment to Credit Agreements, dated December 28, 2007, by and among the borrowers listed on Schedule 1 thereof, including without limitation Tribeca Lending Corp. and Franklin Credit Management Corporation, and The Huntington National Bank. Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10.47	Tranche A Note, dated December 28, 2007, by the borrowers listed on Schedule 1 to the Tribeca Forbearance Agreement, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10.48	Form of Tranche B Note, dated December 28, 2007, by the borrowers listed on Schedule 1 to the Tribeca Forbearance Agreement, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10.49	Guaranty, dated as of December 28, 2007, by Franklin Credit Management Corporation in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10.50	Guaranty, dated as of December 28, 2007, by Franklin Credit Management Corporation in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10.51	Security Agreement, dated as of December 28, 2007, by Tribeca Lending Corp. and each of the entities listed on the signature pages thereof, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.
10.52	ISDA Master (Swap) Agreement between the Registrant and the Huntington National Bank, dated as of February 27, 2008 and the Schedule thereto.
10.53	Joinder and Amendment No. 1 to Forbearance Agreement, dated as of March 31, 2008, by and among the borrowers listed on Schedule 1 thereto, Franklin Credit Management Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.55 to the Registrant’s Current Report on Form 10-Q, dated as of March 31, 2008.
10.54	Second Amended and Restated Tranche D Note, dated March 31, 2008, by the borrowers listed on Schedule 1 to the Forbearance Agreement, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.56 to the Registrant’s Current Report on Form 10-Q, dated as of March 31, 2008.
10.55	Joinder and Amendment No. 1 to Tribeca Forbearance Agreement, dated March 31, 2008, by and among the borrowers listed on Schedule 1 thereof, including without limitation Tribeca Lending Corp. and Franklin Credit Management Corporation, and The Huntington National Bank. Incorporated by reference to Exhibit 10.57 to the Registrant’s Current Report on Form 10-Q, dated as of March 31, 2008.

Exhibit
Number

10.56	Participation Agreement, dated March 31, 2008, by and between The Huntington National Bank, BOS (USA) Inc., and Tribeca Lending Corp. and its subsidiaries. Incorporated by reference to Exhibit 10.58 to the Registrant’s Current Report on Form 10-Q, dated as of March 31, 2008.
10.57	Second Amended and Restated Tranche A Note, dated March 31, 2008, by the borrowers listed on Schedule 1 to the Forbearance Agreement, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.59 to the Registrant’s Current Report on Form 10-Q, dated as of March 31, 2008.
10.58	Confirmation Letters, dated February 27, 2008, to the ISDA Master (Swap) Agreement between Franklin Credit Management Corporation and The Huntington National Bank, dated as of February 27, 2008. Incorporated by reference to Exhibit 10.64 to the Registrant’s Current Report on Form 10-Q, dated as of June 30, 2008.
10.59	Confirmation Letters, dated April 30, 2008, to the ISDA Master (Swap) Agreement between Franklin Credit Management Corporation and The Huntington National Bank, dated as of February 27, 2008. Incorporated by reference to Exhibit 10.65 to the Registrant’s Current Report, on Form 10-Q, dated as of June 30, 2008.
10.60	Loan Servicing Agreement, dated May 28, 2008, by and between Franklin Credit Management Corporation and Bosco Credit LLC. Incorporated by reference to Exhibit 10.66 to the Registrant’s Current Report on Form 10-Q, dated as of June 30, 2008.
10.61	Amendment No. 2 to Forbearance Agreement, dated August 15, 2008, between the borrowers listed on Schedule 1 thereof, Franklin Credit Management Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.67 to the Registrant’s Current Report on Form 10-Q, dated as of June 30, 2008.
10.62	Amendment No. 2 to Tribeca Forbearance Agreement, dated August 15, 2008, between the borrowers listed on Schedule 1 thereof, including without limitation Tribeca Lending Corp., Franklin Credit Management Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.68 to the Registrant’s Current Report on Form 10-Q, dated as of June 30, 2008.
10.63	Pledge, Assignment and Security Agreement, dated August 15, 2008, by Franklin Credit Management Corporation in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.69 to the Registrant’s Current Report Form 10-Q, dated as of June 30, 2008.
10.64	First Amended and Restated Certificate of Incorporation of Franklin Credit Management Corporation dated July 30, 2008. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated as of December 19, 2008.
10.65	Amended and Restated By-Laws of Franklin Credit Holding Corporation dated as of September 17, 2008. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, dated as of December 19, 2008.
10.66	Form of Acknowledgement. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated as of December 19, 2008.
10.67	Master Trust Agreement, dated as of December 15, 2008, by and among Franklin Credit Management Corporation, Tribeca Lending Corp., Deutsche Bank National Trust Company, and Deutsche Bank National Trust Company Delaware. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated as of December 19, 2008.
10.68	First Amended and Restated Forbearance Agreement and Amendment to Credit Agreements, dated as of December 19, 2008, by and among the borrowers listed on Schedule 1 thereto, Franklin Credit Management Corporation, Franklin Credit Asset Corporation, Franklin Credit Holding Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated as of December 19, 2008.
10.69	First Amended and Restated Tribeca Forbearance Agreement and Amendment to Credit Agreements, dated as of December 19, 2008, by and among the borrowers listed on Schedule 1 thereto, Tribeca Lending Corp., Franklin Credit Management Corporation, Franklin Credit Holding Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated as of December 19, 2008.

Exhibit
Number

10.70	Guaranty, dated as of December 19, 2008, by and between Franklin Credit Holding Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, dated as of December 19, 2008.
10.71	Guaranty, dated as of December 19, 2008, by and between Franklin Credit Holding Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, dated as of December 19, 2008.
10.72	Guaranty, dated as of December 19, 2008, by and between Franklin Credit Trust Series I and The Huntington National Bank. Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, dated as of December 19, 2008.
10.73	Guaranty, dated as of December 19, 2008, by and between Franklin Credit Trust Series I and The Huntington National Bank Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, dated as of December 19, 2008.
10.74	Guaranty, dated as of December 19, 2008, by and between Tribeca Lending Trust Series I and The Huntington National Bank. Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, dated as of December 19, 2008.
10.75	Guaranty, dated as of December 19, 2008, by and between Tribeca Lending Trust Series I and The Huntington National Bank. Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, dated as of December 19, 2008.
10.76	Joinder Agreement No. 3 (Franklin), dated as of December 19, 2008, by Franklin Credit Asset Corporation, Franklin Credit Holding Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, dated as of December 19, 2008.
10.77	Joinder Agreement No. 3 (Tribeca), dated as of December 19, 2008, by Tribeca Lending Corp., Franklin Credit Asset Corporation, Franklin Credit Holding Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, dated as of December 19, 2008.
10.78	Pledge Amendment (Franklin), dated as of December 19, 2008, by and among Franklin Credit Management Corporation, the parties listed on Schedule A thereto, Franklin Credit Asset Corporation, Franklin Credit Holding Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, dated as of December 19, 2008.
10.79	Pledge Amendment (Tribeca), dated as of December 19, 2008, by and among Tribeca Lending Corp., the parties listed on Schedule A thereto, Franklin Credit Asset Corporation, Franklin Credit Holding Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K, dated as of December 19, 2008.
10.80	Pledge Amendment (Franklin Trust Certificate), dated as of December 19, 2008, by and among Franklin Credit Management Corporation, the parties listed on Schedule A thereto, Franklin Credit Asset Corporation, Franklin Credit Holding Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K, dated as of December 19, 2008.
10.81	Security Agreement, dated as of December 19, 2008, by and between Franklin Credit Trust Series I and The Huntington National Bank. Incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K, dated as of December 19, 2008.
10.82	Security Agreement, dated as of December 19, 2008, by and between Tribeca Lending Trust Series I and The Huntington National Bank. Incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K, dated as of December 19, 2008.
10.83	Assignment Agreement, dated as of December 19, 2008, by and among Franklin Credit Management Corporation, Franklin Credit Holding Corporation and The Huntington National Bank Incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K, dated as of December 19, 2008.

Exhibit
Number

10.84	Guaranty, dated as of December 19, 2008, by and between Tribeca Lending Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K, dated as of December 19, 2008.
10.85	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Franklin Credit Management Corporation and Alexander Gordon Jardin. Incorporated by reference to Exhibit 10.89 to the Registrant’s Current Report on Form 8-K, dated as of December 30, 2008.
10.86	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Franklin Credit Management Corporation and Paul Colasono. Incorporated by reference to Exhibit 10.90 to the Registrant’s Current Report on Form 8-K, dated as of December 30, 2008.
10.87	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Franklin Credit Management Corporation and William Sullivan. Incorporated by reference to Exhibit 10.91 to the Registrant’s Current Report on Form 8-K, dated as of December 30, 2008.
10.88	Amendment to Employment Agreement, dated as of December 30, 2008, by and between Franklin Credit Management Corporation and Joseph Caiazzo. Incorporated by reference to Exhibit 10.92 to the Registrant’s Current Report on Form 8-K, dated as of December 30, 2008.
10.89*	First Amendment to Loan Servicing Agreement, dated as of February 27, 2009, by and between Franklin Credit Management Corporation and Bosco Credit, LLC.
10.90	Trust Agreement by and among Franklin Credit Asset Corporation, Franklin Credit Management Corporation, Tribeca Lending Corp. and each of their respective subsidiaries, as Depositors, and The Huntington National Bank, as Certificate Trustee, and Wilmington Trust Company, as Owner Trustee, dated March 31, 2009. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.
10.91	Transfer and Assignment Agreement by and among Franklin Mortgage Asset Trust 2009-A, Franklin Credit Asset Corporation, Franklin Credit Management Corporation, Tribeca Lending Corp. and each of their respective subsidiaries dated March 31, 2009. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.
10.92	Contribution Agreement by and among Franklin Asset, LLC and Franklin Asset Merger Sub, LLC dated March 31, 2009. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.
10.93	Agreement and Plan of Merger by and among Huntington Capital Financing, LLC, HCFFL, LLC, Franklin Asset, LLC, Franklin Credit Holding Corporation, Franklin Credit Asset Corporation, Tribeca Lending Corp. and each of their respective subsidiaries dated March 31, 2009. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.
10.94	Amended and Restated Credit Agreement (Legacy) by and among Franklin Credit Asset Corporation, Tribeca Lending Corp. and the Other Borrowers Party hereto as Borrowers, the Financial Institutions Party hereto as Lenders, and the Huntington National Bank, as Administrative Agent, dated March 31, 2009. Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.
10.95	The Limited Recourse Guarantee, dated as of March 3, 2009, made by Franklin Credit Holding Corporation in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.
10.96	The Limited Recourse Guarantee, dated as of March 31, 2009, made by Franklin Credit Management Corporation in favor The Huntington National Bank. Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.
10.97	The Amended and Restated Security Agreement, dated as of March 31, 2009, by and among the Borrowers and The Huntington National Bank. Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.
10.98	The Amended and Restated Pledge Agreement, dated as of March 31, 2009, by and between Franklin Credit Holding Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.

Exhibit
Number

10.99	The Amended and Restated Pledge, Assignment and Security Agreement, dated as of March 31, 2009, by and between Franklin Credit Management Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.
10.100	The Investment Property Security Agreement, dated as of March 31, 2009, by and between Franklin Credit Management Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.
10.101	Amended and Restated Credit Agreement (Licensing) by and among Franklin Credit Management Corporation and Franklin Credit Holding Corporation as Borrowers, the Financial Institutions Party hereto as Lenders, and the Huntington National Bank, as Administrative Agent, dated March 31, 2009. Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.
10.102	The Amended and Restated Security Agreement (Licensing), dated as of March 31, 2009, by and between Franklin Credit Management Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.
10.103	Servicing Agreement by and among Franklin Mortgage Asset Trust 2009-A and Franklin Credit Management Corporation dated March 31, 2009 (confidential treatment requested for portions of this exhibit). Incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN CREDIT HOLDING CORPORATION

By:	/s/ ALEXANDER GORDON JARDIN
Chief Executive Officer

April 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. AXON Thomas J. Axon	President and Chairman of the Board	April 10, 2009

/s/ A. GORDON JARDIN A. Gordon Jardin	Chief Executive Officer (Principal Executive Officer)	April 10, 2009

/s/ PAUL D. COLASONO Paul D. Colasono	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 10, 2009

/s/ WILLIAM F. SULLIVAN William F. Sullivan	Chief Operating Officer	April 10, 2009

/s/ KIMBERLEY SHAW Kimberley Shaw	Vice President and Treasurer (Controller)	April 10, 2009

/s/ MICHAEL BERTASH Michael Bertash	Director	April 10, 2009

/s/ FRANK EVANS Frank Evans	Director	April 10, 2009

/s/ STEVEN LEFKOWITZ Steven Lefkowitz	Director	April 10, 2009

/s/ ALLAN R. LYONS Allan R. Lyons	Director	April 10, 2009

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Franklin Credit Holding Corporation
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Franklin Credit Holding Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity/(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Credit Holding Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2008 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, stockholders’ deficit, and potential defaults under its lending agreements raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from this uncertainty.

/s/  Deloitte & Touche LLP

New York, New York
April 9, 2009

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS
Cash and cash equivalents	$21,426,777	$18,266,066
Restricted cash	27,890,706	40,326,521
Short-term investments, at fair value	—	4,735,308
Notes Receivable:
Principal	1,021,648,291	1,289,550,285
Purchase discount	(9,777,475)	(10,667,649)
Allowance for loan losses	(471,093,159)	(230,809,938)

Net notes receivable	540,777,657	1,048,072,698
Originated loans held for investment:
Principal, net of deferred fees and costs	391,704,319	501,555,859
Allowance for loan losses	(49,876,092)	(23,851,715)

Originated loans held for investment, net	341,828,227	477,704,144
Accrued interest receivable	10,055,241	22,989,901
Other real estate owned	60,748,390	58,838,831
Deferred financing costs, net	7,824,432	8,808,089
Other receivables	7,028,334	4,917,598
Building, furniture and equipment, net	2,042,436	3,363,306
Income tax receivable	2,126,590	3,682,861
Other assets	634,652	807,879

Total assets	$1,022,383,442	$1,692,513,202

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Liabilities:
Notes payable, net of debt discount of $205,976 in 2008 and $232,365 in 2007	$1,442,126,964	$1,628,537,798
Financing agreements	1,958,011	1,033,073
Accounts payable and accrued expenses	15,056,870	23,108,149
Derivative liabilities, at fair value	27,753,436	—
Deferred tax liability	—	543,507

Total liabilities	1,486,895,281	1,653,222,527

Commitments and Contingencies
Stockholders’ (Deficit)/Equity:
Preferred stock, $.01 par value; authorized 3,000,000; issued — none	—	—
Common stock and additional paid-in capital, $.01 par value, 22,000,000 authorized shares; issued and outstanding: 8,025,295 in 2008 and 2007	23,383,120	23,091,510
Accumulated other comprehensive (loss)	(27,753,436)	—
Retained (deficit)/earnings	(460,141,523)	16,199,165

Total stockholders’ (deficit)/equity	(464,511,839)	39,290,675

Total liabilities and stockholders’ (deficit)/equity	$1,022,383,442	$1,692,513,202

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

REVENUES:
Interest income	$93,100,602	$155,922,774
Purchase discount earned	2,590,174	4,956,814
Gain on sale of notes receivable	—	31,118
(Loss) on sale of originated loans	—	(305,446)
Gain on sale of other real estate owned	2,213,998	748,087
Servicing fees and other income	12,024,492	7,908,842

Total revenues	109,929,266	169,262,189

OPERATING EXPENSES:
Interest expense	78,463,161	143,253,577
Collection, general and administrative	48,487,940	41,441,212
Provision for loan losses	458,121,989	274,632,862
Amortization of deferred financing costs	983,657	2,597,856
Depreciation	1,538,465	1,413,049

Total expenses	587,595,212	463,338,556

(LOSS) BEFORE GAIN ON FORGIVENESS OF DEBT	(477,665,946)	(294,076,367)
GAIN ON FORGIVENESS OF DEBT	—	284,246,320

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(477,665,946)	(9,830,047)
INCOME TAX (BENEFIT)	(1,325,258)	(1,191,043)

NET (LOSS)	$(476,340,688)	$(8,639,004)

NET (LOSS) PER COMMON SHARE:
Basic	$(59.67)	$(1.09)

Diluted	$(59.67)	$(1.09)

WEIGHTED AVERAGE NUMBER OF SHARES
Outstanding, basic	7,982,483	7,941,545

Diluted potential common shares	—	—

Outstanding, diluted	7,982,483	7,941,545

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
YEARS ENDED DECEMBER 31, 2008 AND 2007

			Accumulated
	Common Stock and		Other	Retained
	Additional Paid-in Capital		Comprehensive	(Deficit)/
	Shares	Amount	Loss	Earnings	Total

BALANCE, JANUARY 1, 2007	8,025,295	$22,715,180	$—	$24,838,169	$47,553,349
Stock-based compensation	—	376,330	—	—	376,330
Net (loss)	—	—	—	(8,639,004)	(8,639,004)

BALANCE, DECEMBER 31, 2007	8,025,295	23,091,510	—	16,199,165	39,290,675
Stock-based compensation	—	291,610	—	—	291,610
Net unrealized (losses) on derivatives	—	—	(27,753,436)	—	(27,753,436)
Net (loss)	—	—	—	(476,340,688)	(476,340,688)

BALANCE, DECEMBER 31, 2008	8,025,295	$23,383,120	$(27,753,436)	$(460,141,523)	$(464,511,839)

For the year ended December 31, 2008, the total comprehensive loss amounted to $504.1 million, which was comprised of the net loss of $476.3 million and the net unrealized loss on derivatives of $27.8 million.

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(476,340,688)	$(8,639,004)
Adjustments to reconcile income to net cash provided by/(used in) operating activities:
Gain on sale of notes receivable	—	(31,118)
Gain on sale of other real estate owned	(2,213,998)	(748,087)
Loss on sale of originated loans	—	305,446
Gain on forgiveness of debt	—	(284,246,320)
Depreciation	1,538,465	1,413,049
Amortization of deferred costs and fees on originated loans, net	(512,511)	970,999
Amortization of deferred financing costs	983,657	2,597,856
Amortization of debt discount	26,389	131,611
Stock-based compensation	291,610	376,330
Proceeds from the sale of and principal collections on loans held for sale	—	33,464,135
Origination of loans held for sale	—	(34,473,560)
Deferred tax provision	(543,507)	(3,111,976)
Purchase discount earned	(2,590,174)	(4,956,814)
Provision for loan losses	458,121,989	274,632,862
Changes in operating assets and liabilities:
Accrued interest receivable	12,934,660	(979,874)
Other receivables	(2,110,736)	1,696,788
Income tax receivable	1,556,271	4,911,257
Other assets	173,227	43,018
Accounts payable and accrued expenses	(8,051,279)	(607,787)

Net cash (used in) operating activities	(16,736,625)	(17,251,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease/(increase) in restricted cash	12,435,815	(7,637,367)
Purchase of notes receivable	—	(440,678,212)
Principal collections on notes receivable	82,758,686	185,060,253
Principal collections on loans held for investment	60,070,709	148,625,495
Origination of loans held for investment	—	(257,143,067)
Repurchase of loans sold	—	(8,235,468)
Put back of acquired notes receivable	1,803,604	16,418,168
Proceeds from short-term investments	4,735,308	15,575,885
Proceeds from sale of other real estate owned	43,823,094	27,424,458
Proceeds from sale of loans held for investment	—	12,716,251
Proceeds from sale of notes receivable	—	20,998,838
Purchase of building, furniture and fixtures	(217,594)	(1,060,447)

Net cash provided by/(used in) investing activities	205,409,622	(287,935,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	788,322,875
Principal payments of notes payable	(186,437,224)	(380,285,775)
Payment for debt restructure	—	(12,000,000)
Proceeds from financing agreements	2,005,606	387,825,703
Principal payments of financing agreements	(1,080,668)	(442,754,945)
Repurchase obligation	—	(18,094,061)
Payment of deferred financing costs	—	(3,544,432)

Net cash (used in)/provided by financing activities	(185,512,286)	319,469,365

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,160,711	14,282,962
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	18,266,066	3,983,104

CASH AND CASH EQUIVALENTS, END OF YEAR	$21,426,777	$18,266,066

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest	$84,113,492	$179,280,158

Cash payments for taxes	$1,687,000	$6,459,770

NON-CASH INVESTING AND FINANCING ACTIVITY:
Transfer of loans from held for sale to loans held for investment	$—	$5,717,213

Transfer to other real estate owned	$90,096,019	$62,537,477

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1.	BASIS OF PRESENTATION AND BUSINESS

As used herein references to the “Company,” “FCHC,” “Franklin,” “we,” “our” and “us” refer to Franklin Credit Holding Corporation, collectively with its subsidiaries.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has been and continues to be operating in an extraordinary and difficult environment, and has been significantly and negatively impacted by the unprecedented credit and economic market turmoil and most recently the slowing economy with increasing unemployment. Particularly impacting Franklin has been the severe deterioration in the U.S. housing market and the nearly complete shutdown of the mortgage credit market for borrowers without excellent credit histories, and most recently the slowing economy with increasing unemployment. These unprecedented market conditions have adversely affected the Company’s portfolio of residential mortgage loans, particularly our second-lien mortgage loans, delinquencies, provisions for loan losses, operating losses and cash flows, which have resulted in a significant stockholders’ deficit of $464.5 million at December 31, 2008. The Company, under the terms of the Forbearance Agreements with the Huntington National Bank (“Huntington” or the “bank”), has been since the latter part of 2007 expressly prohibited from acquiring or originating loans, and certain existing defaults under the Company’s existing credit facilities with the bank have been temporarily waived until the maturity of the forbearance agreements in May 2009. In addition, the Company’s Forbearance Agreements with Huntington, which are described below, contain affirmative covenants that the Company maintain and comply in all material respects with all governmental licenses and authorizations to hold and service mortgage loans and real estate owned properties. Any Forbearance Default under the Forbearance Agreements, or failure to successfully renew the Forbearance Agreements or enter into new credit facilities with Huntington prior to the scheduled maturity of the Forbearance Agreements in May 2009, could entitle Huntington to declare the Company’s indebtedness immediately due and payable and could result in the transfer of the Company’s rights as servicer of its loans (loans pledged to Huntington) to a third party. In March 2009, the Company entered into Restructuring Agreements with Huntington, which are described in Note 14. The Restructuring Agreements addressed many of the issues noted above, but as discussed in Note 14, there continues to be provisions that would allow Huntington to declare an event of default if certain actions are not taken. As a result, without the continued cooperation and assistance from Huntington, the Company’s ability to continue as a viable business is in doubt. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Operating Losses and Stockholders’ Deficit

The Company had a net loss of $476.3 million for the twelve months ended December 31, 2008. The net loss was driven principally by provisions for loan losses as the Company’s portfolios of residential 1-4 family loans deteriorated throughout the year, and by a significant excess of interest-bearing liabilities over interest-paying loans, both of which are the result of the Company’s significant amount of delinquent residential 1-4 family loans. At December 31, 2008, approximately 57% and 48% of the Company’s borrowers were delinquent on a contractual and recency basis, respectively. As a result, the Company’s aggregate net interest income (interest income less interest expense) and non-interest income was not sufficient to support its general and administrative expenses. The significant provisions for loan losses of $458.1 million during the year ended December 31, 2008 was due principally to the continued, substantial deterioration in the housing and subprime mortgage markets, and most recently the slowing economy with increasing unemployment and the significant deterioration in the performance of the Company’s portfolios of acquired and originated loans, including particularly the portfolio of acquired second-lien mortgage loans, which resulted in significantly increased estimates of inherent losses in its portfolios and the need for substantial increases in reserves throughout the

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year. The Company had stockholders’ deficit of $464.5 million at December 31, 2008. The deterioration in the U.S. housing market, including generally continuing housing price declines and the severe contraction of available mortgage credit for consumers without excellent credit histories, and rapidly rising unemployment, likely will continue to widen the mismatch of the Company’s excess of interest-bearing borrowings over interest-paying loans and further negatively impact the credit quality of the Company’s portfolios, which likely would result in decreased net interest income and additional significant provisions for loan losses resulting in increased operating losses in future quarters.

Licenses to Service Loans and December 2008 Corporate Reorganization

The requirements imposed by state mortgage finance licensing laws vary considerably. In addition to the requirement for a license to engage in mortgage origination and brokerage activities, many mortgage licensing laws impose a licensing obligation to service residential mortgage loans. Further, certain state collection agency licensing laws require entities collecting on current, delinquent or defaulted loans for others or to acquire such loans to be licensed as well. Once these licenses are obtained, state regulators impose additional ongoing obligations on licensees, such as maintaining certain minimum net worth or line of credit requirements. Generally, net worth is determined on a GAAP basis with the minimum net worth varying from state to state. The highest state minimum net worth requirement is $250,000. Further, in limited instances, the net worth calculation may not include recourse on any contingent liabilities. If the Company does not, among other things, meet these minimum net worth or line of credit requirements, state regulators may revoke or suspend the Company’s licenses and prevent the Company from continuing to service loans in such states, which would adversely affect the Company’s operations and financial condition and ability to attract new servicing customers.

The Company’s deficit net worth during 2008 resulted in the Company’s noncompliance with the requirements to maintain certain licenses in approximately 21 states. At that time, the regulators in these states could have taken a number of possible corrective actions in response to the Company’s non-compliance, including license revocation or suspension, requirement for the filing of a corrective action plan, denial of an application for a license renewal or a combination of the same, in which case the Company’s business would have been adversely affected. As a consequence of its deficit net worth, the Company was contacted by four state regulators to address its noncompliance with state laws. In October 2008, the Company was notified of such noncompliance by the state of West Virginia and, as a result, entered into an Assurance of Voluntary Compliance with the state’s Commissioner of Banking to assure the state that, as of November 30, 2008, the Company would meet the state’s statutory minimum net worth requirement of $250,000. In November 2008, the state of Ohio issued a Notice of Intent to Refuse Renewal unless the Company explained how it would meet the state’s minimum net worth requirement of $50,000. On December 2, 2008, the state of Washington notified the Company that the processing of its collection agency license renewal was being delayed pending the state’s review of the Company’s off-balance sheet liabilities to its corporate affiliate. Finally, on January 14, 2009, the state of Wisconsin issued the Company a Letter of Reprimand that cited its failure in 2008 to maintain the minimum net worth required of mortgage bankers registered in the state.

In order to address these issues, in December 2008, the Company completed a reorganization of its company structure for the principal purpose of restoring the required minimum net worth under the Company’s licenses to ensure that the Company is able to continue to service mortgage loans. Effective December 19, 2008, Franklin Credit Holding Corporation (“Franklin Holding”) became the parent company of Franklin Credit Management Corporation in the adoption of a holding company form of organizational structure. This reorganization (the “Reorganization”) resulted in Franklin Credit Management Corporation, which holds the Company’s servicing platform, having positive net worth as a result of having assigned and transferred to a newly formed sister company ownership of the entities holding beneficial ownership of the Company’s loan portfolios and the related indebtedness and accordingly, being able to comply with applicable net worth requirements to maintain licenses to service and collect loans in various jurisdictions; and, is expected to

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

enhance the Company’s ability to grow its servicing business and take advantage of other corporate restructuring opportunities should they become available. Other than the difference in their names, the certificate of incorporation, by-laws, authorized capital stock, outstanding capital stock, board of directors and officers of Franklin Holding are the same as those of Franklin Credit Management Corporation prior to the reorganization. No post-merger exchange of stock certificates was necessary, and the outstanding shares of Franklin Credit Management Corporation common stock have been automatically converted into an equal number of shares of Franklin Holding common stock. Franklin Holding’s common stock will continue to be quoted on the Pink Sheets under the symbol “FCMC.PK.”

The business operations and financial condition of the Company taken as a whole, including Franklin Credit Management Corporation, which holds the servicing platform, on a consolidated basis, including the Company’s consolidated substantial negative net worth, did not change as a result of the Reorganization. However, the resulting financial condition of Franklin Credit Management Corporation changed, inasmuch as it had a positive net worth at December 31, 2008.

Upon its compliance with the state’s minimum net worth requirement as a result of the Reorganization, the Company’s West Virginia license was renewed on December 30, 2008. Ohio terminated its Notice of Intent to Refuse Renewal on January 8, 2009. The state of Wisconsin also noted that the Company had tangible net worth in excess of $250,000 by December 31, 2008. As of the date of this filing, the Company’s net worth issue is still pending with the state of Washington. In addition to these four states, the Company may also be subject to future regulatory action in three other states, Michigan, Illinois and Massachusetts, because in those states the net worth calculation may not include recourse on any contingent liabilities, which would cause the Company’s net worth to be deemed negative by those states. In the summer of 2008, the Company formed a wholly-owned subsidiary, Franklin Credit Loan Servicing, LLC, a Delaware limited liability company, which does not have any liabilities or pledged assets and, therefore, is expected to become licensed in those three states and in the event that such states determine that FCMC does not meet the applicable net worth requirements, Franklin Credit Loan Servicing, LLC would, upon licensure, service loans in such states so that the Company overall would have the required licenses to operate in all 50 states. While the Company believes that the required consent and cooperation of Huntington for the continued positive capitalization of this servicing subsidiary, and any other changes the Company determines to implement, which would enable the Company to retain its servicing and debt collection licenses with all or most states, would be obtained, there can be no assurance that such consents will be obtained and that the Company will be able to retain these licenses. If the Company fails to maintain its state licenses in good standing, the Company will breach its Forbearance Agreements with The Huntington National Bank. The Forbearance Agreements contain affirmative covenants that the Company maintain and comply in all material respects with all governmental licenses and authorizations to hold and service mortgage loans and real estate owned properties. If the Company breaches such covenants, which it did in 2008 by not complying with the minimum net worth requirements of certain states as described above, or Huntington determines that there has been a material adverse affect on the Company’s business and, in either instance, notice of the same is provided to the Company by Huntington, which Huntington has not as of the date of this filing provided to the Company, any such noticed event would be a default under the Forbearance Agreements, which would entitle Huntington to declare the Company’s indebtedness immediately due and payable and transfer the Company’s rights as servicer to a third party.

Amendments to Lending Agreements

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

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and, under the terms of the Forbearance Agreements, the Company is expressly prohibited from acquiring or originating loans.

On March 31, 2008, the Company entered into amendments to the Forbearance Agreements whereby, among other things, (a) the indebtedness of Franklin’s direct, wholly-owned subsidiary (“Tribeca”) to BOS (USA) Inc. ($44.8 million as of December 31, 2007) was effectively rolled into the Forbearance Agreements, resulting in the payoff and retirement of Tribeca’s debt facilities with BOS (USA) Inc. and BOS acquiring a participation interest under the Forbearance Agreements; and (b) the interest rate and date of commencement of the accrual of PIK (payment in kind) interest on approximately $125 million of the Company’s indebtedness was modified as of March 31, 2008. See Note 5.

The Company entered into additional amendments to the Forbearance Agreements, effective August 15, 2008, whereby, among other things, (a) the minimum net worth covenant was eliminated, (b) the prescribed interest coverage ratios based on EBITDA were changed to ratios based on actual cash flows, and (c) the existing extension of an additional period of forbearance through July 31, 2008 in respect of the remaining Unrestructured Debt was extended to December 31, 2008, and absent the occurrence of an event of default, the bank agreed not to initiate collection proceedings against the Company in respect of any of the Unrestructured Debt. See Note 5.

On December 19, 2008, the Company engaged in a series of transactions (the “Reorganization”) in which the Company: (a) adopted a holding company form of organizational structure, with Franklin Holding serving as the new public-company parent; (b) transferred all of the equity and membership interests in Franklin Credit Management Corporation’s (“FCMC”) direct subsidiaries to other entities in the reorganized corporate structure of the Company; (c) assigned legal record ownership of any loans in the Company’s portfolio held directly by FCMC and Tribeca Lending Corporation, to other entities in the reorganized corporate structure of the Company; and (d) amended its loan agreements with Huntington, its lead lending bank.

In the Reorganization, FCMC became a subsidiary of Franklin Holding and ceased to have any subsidiaries. Franklin Credit Holding Corporation (“Franklin Holding,” and together with its direct and indirect subsidiaries, the “Company”) is the successor issuer to Franklin Credit Management Corporation, a Delaware corporation (the “Predecessor” or “FCMC”). The Reorganization was accounted for as a transaction between entities under common control at carrying value.

The Company’s common stock is quoted on the pink sheets under the symbol “FCMC.PK.”

Concurrent with the Reorganization, the Company entered into a series of agreements with Huntington, its lead lending bank, which included, among other amendments, guaranties of the indebtedness to Huntington by various new entities in the Company’s structure and Huntington waiving the Company’s breach of its covenant to comply with all laws, rules and regulations to the extent such breach resulted from the Company’s failure to satisfy a minimum net worth requirement prior to the Reorganization. See Note 5.

Franklin’s Business

We are a specialty consumer finance company that was, until December 28, 2007, primarily engaged in two related lines of business: (1) the acquisition, servicing and resolution of performing, reperforming and nonperforming residential mortgage loans and real estate assets; and (2) the origination of subprime mortgage loans, both for our portfolio and for sale into the secondary market. We specialized in acquiring and originating loans secured by 1-4 family residential real estate that generally fell outside the underwriting standards of Fannie Mae and Freddie Mac and involved elevated credit risk as a result of the nature or absence of income documentation, limited credit histories, higher levels of consumer debt or past credit difficulties. We typically purchased loan portfolios at a discount, and originated subprime loans with interest rates and fees calculated to provide us with a rate of return adjusted to reflect the elevated credit risk inherent in the types of loans we acquired and originated. Unlike many of our competitors, we generally held for investment the loans

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we acquired and a significant portion of the loans we originated. From inception through December 31, 2008, we had purchased and originated in excess of $4.73 billion in mortgage loans. As of December 31, 2008, we had total assets of $1.02 billion, our portfolios of notes receivable and loans held for investment, net totaled $882.6 million, and our stockholders’ deficit was $464.5 million.

In the past year, the Company has been seeking to begin providing services for third parties, on a fee-paying basis, which are directly related to our servicing operations and our portfolio acquisition experience with residential mortgage loans. We are actively seeking to (a) expand our servicing operations to provide similar servicing and collection services to third parties, and (b) capitalize on our experience to provide customized, comprehensive loan analysis and in-depth end-to-end transaction and portfolio management services to the residential mortgage markets. Some of these services include, in addition to servicing loans for others, performing 1-4 family residential portfolio stratification and analysis, pricing, due diligence, closing, and collateral transfer. These new business activities are subject to the consent of Huntington, and we may not be successful in entering into or implementing any of these businesses in a meaningful way.

On May 28, 2008, Franklin entered into various agreements (the “Servicing Agreements”) to service on a fee-paying basis approximately $245 million in residential home equity line of credit mortgage loans for Bosco Credit LLC (“Bosco”). As of May 28, 2008, the membership interests in Bosco were held by Thomas J. Axon, Franklin’s Chairman and President, who owns and controls Bosco. The loans that are subject to the Servicing Agreements were acquired by Bosco on May 28, 2008, and the financing for Bosco was provided by a group of lenders led by the bank. Huntington no longer participates in the Bosco facility, but remains the administrative agent for the lenders to Bosco. Franklin also provided the loan analysis, due diligence and other services for Bosco on a fee-paying basis for the loans acquired by Bosco.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates of the Company are the allowance for loan losses and the continuing assessment of the fair value of the underlying collateral of other real estate owned. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility and credit exposure. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions may occur which could cause actual results to differ materially.

Operating Segments — Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets. The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment, prior to 2008, acquired performing, reperforming or nonperforming notes receivable and promissory notes from financial institutions and mortgage and finance companies, and services and collects such notes receivable through enforcement of terms of the original note, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage-banking segment, prior to 2008, originated or purchased, subprime residential mortgage loans from individuals whose credit histories, income and other factors cause them to be classified as subprime borrowers. The Company continues to service its portfolios of loans. (See Note 9).

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share — Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options outstanding, warrants and restricted stock calculated under the treasury stock method. The effects of warrants, restricted stock units and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Dilutive potential common shares are calculated using the treasury stock method. For the years ended December 31, 2008 and 2007, 582,000 and 370,000 options, respectively, were not included in the computation of earnings per share because they were antidilutive.

Cash and Cash Equivalents — Cash and cash equivalents includes cash certificates of deposit with original maturities of three months or less, with the exception of restricted cash, which is reported separately on the Company’s balance sheets. The Company maintains accounts at banks, which at times may exceed federally insured limits. The Company has not experienced or expects to incur any losses from such concentrations.

Restricted Cash — Restricted cash includes interest and principal collections received on the Company’s portfolio of notes receivable and loans held for investment, substantially all of which is required to pay down current debt obligations with its lending banks.

Short-term Investments — The Company’s short-term investments include U.S. treasury bills, investment-grade commercial paper and money market accounts. The Company’s short-term investment policy is structured to provide an adequate level of liquidity with minimal credit risk in order to meet normal working capital needs and expansion of the loan portfolio. All short-term investments are classified as available for sale securities and carried at fair value.

Notes Receivable and Income Recognition — The notes receivable portfolio consists primarily of secured real estate mortgage loans purchased from financial institutions and mortgage and finance companies. Such notes receivable were performing, non-performing or sub-performing at the time of purchase and were generally purchased at a discount from the principal balance remaining. Notes receivable are carried at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. Notes purchased are carried net of purchase discount. The Company reviews its loan portfolios upon purchase of loan pools, at loan boarding, and on a frequent basis thereafter to determine an estimate of the allowance necessary to absorb probable loan losses in its portfolios. Management’s judgment in determining the adequacy of the allowance for loan losses is based on an evaluation of loans within its portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral on an ongoing basis in accordance with company policy.

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

Interest on modified notes receivable is generally calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. Except for certain performing

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans that are modified by a reduction in the interest rate, while all accrued and unpaid interest is reversed and in these cases, interest at the new modified interest rate is accrued, a nonaccrual note is restored to an accrual status when collectibility of interest and principal is expected to be fully recovered. Accrual of interest on modified loans is discontinued when the loan is contractually delinquent 90 days. When interest accrual is discontinued on modified loans contractually delinquent 90 days, all unpaid accrued interest is reversed against interest income.

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

Subsequent to acquisition, if cash flow projections improve, and it is determined that the amount and timing of the cash flows related to the nonaccretable discount are reasonably estimable and collection is probable, the corresponding decrease in the nonaccretable discount is transferred to the accretable discount and is accreted into interest income over the remaining life of the loan on the effective interest method. If cash flow projections deteriorate subsequent to acquisition, the decline is accounted for through the allowance for loan losses.

There is significant judgment involved in estimating the amount of the loan’s future cash flows. The amount and timing of actual cash flows could differ materially from management’s estimates, which could materially affect our financial condition and results of operations. Depending on the timing of an acquisition, the initial allocation of discount generally will be made primarily to nonaccretable discount until the Company has boarded all loans onto its servicing system; at that time, any cash flows expected to be collected over the purchase price will be transferred to accretable discount. Generally, the allocation will be finalized no later than ninety days from the date of purchase.

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

Allowance for Loan Losses — The Company reviews its loan portfolios upon purchase of loan pools, at loan boarding, and on a frequent basis thereafter to determine an estimate of the allowance necessary to absorb probable loan losses in its portfolios. Management’s judgment in determining the adequacy of the allowance for loan losses is based on an evaluation of loans within its portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for the underlying collateral on an ongoing basis in accordance with company policy. Management believes that the allowance for loan losses is adequate. The allowance for loan losses is a material estimate, and this estimate could change significantly in the near term.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007 and 2008, the U.S. housing and subprime mortgage markets experienced rapid and substantial deterioration. This deterioration gave rise to industry-wide increases in mortgage delinquencies reflecting the decline in collateral values and related declines in borrowers’ equity in their homes, particularly with respect to subprime loans originated throughout the mortgage industry during 2005, 2006 and the early months of 2007, which were characterized by collateral values established at the height of the U.S. real estate market and also, often, by lax underwriting standards. Additionally, during 2007 and 2008, there was a significant tightening of new credit throughout the mortgage lending industry, particularly in the subprime segment of the industry, which increased the difficulty for borrowers with imperfect credit histories to refinance their mortgages. In light of these factors, in combination with a recessionary economy that began in late 2008, and the impact on the Company’s portfolio, a substantial portion of which is comprised of second mortgages purchased from others during the past several years, the Company reassessed its allowance for loan losses in 2007 and 2008, which resulted in significantly increased estimates of inherent losses in the portfolios of purchased loans, particularly the purchased second-lien loans, and originated subprime loans, and the need for substantial increases in reserves. As a result, the provision for loan losses amounted to $458,121,989 during the year ended December 31, 2008 and $274,632,862 for the year ended December 31, 2007. The allowance for loan losses at December 31, 2008 was $520,969,251, compared with 254,661,653 at December 31, 2007.

Effective January 1, 2005, and as a result of the adoption of SOP 03-3, additions to the allowance for loan losses relating to newly acquired loans reflect only those losses incurred by us subsequent to acquisition. The Company no longer increases the allowances through allocations from purchase discount for loans that meet the requirements of SOP 03-3.

Gain on Debt Forgiveness — During the year ended December 31, 2007, in connection with the troubled debt restructuring involving Huntington, the Company recognized a gain of $284.2 million.

Originated Loans Held for Investment — In general, interest on originated loans held for investment is calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. The Company accrues interest on secured real estate first mortgage loans originated by the Company up to a maximum of 209 days contractually delinquent with a recency payment in the last 179 days, and that are judged to be fully recoverable for both principal and accrued interest, based principally on a foreclosure analysis that includes an updated estimate of the realizable value of the property securing the loan.

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

Other Real Estate Owned — Other real estate owned (“OREO”) consists of properties acquired through, or in lieu of, foreclosure or other proceedings and are held for sale and carried at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value, less cost to sell, is charged to provision for loan losses based upon management’s continuing assessment of the fair value of the underlying collateral. OREO is evaluated quarterly to ensure that the recorded amount is supported by current fair values and

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost to sell. Revenue and expenses from the operation of OREO and changes in the valuation allowance are included in operations. Direct costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the property, while costs related to holding the property are expensed in the current period. Gains or losses are included in operations upon disposal of the property.

Derivatives — As part of the Company’s interest-rate risk management process, we entered into interest rate cap agreements in 2006 and 2007, and interest rate swap agreements in 2008. In accordance with “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133), as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

Interest rate caps are recorded at fair value. The interest rate caps are not designated as hedging instruments for accounting purpose, unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

Franklin’s management of interest-rate risk predominantly includes the use of plain-vanilla interest-rate swaps to synthetically convert a portion of its LIBOR-based variable-rate debt to fixed-rate debt. In accordance with SFAS 133, derivative contracts hedging the risks associated with expected future cash flows are designated as cash flow hedges. The Company formally documents at the inception of its SFAS 133 hedges all relationships between hedging instruments and the related hedged items, as well as its interest risk management objectives and strategies for undertaking various accounting hedges. Additionally, we use regression analysis at the inception of the hedge and for each reporting period thereafter to assess the derivative’s hedge effectiveness in offsetting changes in the cash flows of the hedged items. The Company discontinues hedge accounting if it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in the fair value of the derivative in earnings. All of the Company’s interest-rate swaps qualify for cash flow hedge accounting, and are so designated.

As of December 31, 2008, the notional amount of the Company’s fixed-rate interest rate swaps totaled $1.00 billion, representing approximately 76% of the Company’s outstanding variable rate debt. The fixed-rate interest rate swaps are expected to reduce the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR during the remaining terms of the swap agreements. All of our interest rate swaps were executed with the Company’s lead lending bank. On March 5, 2009, $220 million of one-year interest rate swaps matured, which have not been replaced.

Changes in the fair value of derivatives designated as cash flow hedges, in our case the swaps, are recorded in accumulated other comprehensive loss (“AOCL”) within stockholders’ equity to the extent that the hedges are effective. Any hedge ineffectiveness is recorded in current period earnings. If a derivative instrument in a cash flow hedge is terminated, the hedge designation is removed, or the hedge accounting criteria are no longer met, the Company will discontinue the hedge relationship. As of December 31, 2008, the Company removed the hedge designations for their cash flow hedges as it is improbable that the hedged cash flows will occur. As a result, the Company will continue to report amounts in AOCL related to these hedges unless it becomes probable that the forecasted transactions will not occur by the end of the original specified time period. The amounts in AOCL will be amortized to earnings as cash flows occur. During the twelve months ended December 31, 2008, the net impact to interest expense of our existing cash flow hedges was an increase of $2.4 million.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the notional and fair value amounts of the interest rate swaps at December 31, 2008.

Notional Amount	Term	Maturity Date	Fixed Rate	Estimated Fair Value*

$220,000,000	1 year	March 5, 2009	2.62%	$(577,643)
390,000,000	2 years	March 5, 2010	2.79%	(8,638,881)
275,000,000	3 years	March 5, 2011	3.47%	(13,331,530)
70,000,000	3 years	March 5, 2011	3.11%	(2,722,655)
45,000,000	4 years	March 5, 2012	3.43%	(2,482,727)

$1,000,000,000				$(27,753,436)

*	Determined in accordance with SFAS 157 based upon a “Level 2” valuation methodology.

The net effect of the interest rate swaps for the twelve months ended December 31, 2008 was $2.4 million, which increased our interest expense. The estimated fair value of the swaps at December 31, 2008 was a negative $27.8 million, which increased stockholders’ deficit (AOCL).

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

Fair values for over-the-counter interest rate contracts are determined from market observable inputs, including the LIBOR curve and measures of volatility, used to determine fair values are considered Level 2, observable market inputs.

The fair values of derivative instruments on the Company’s financial statements at December 31, 2008 are as follows:

	Level 1	Level 2	Level 3

Interest rate swaps	$—	$(27,753,436)	$—

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

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Costs — Deferred financing costs, which include origination fees incurred in connection with obtaining term loan financing from our banks, are deferred and are amortized over the term of the related loan.

Retirement Plan — The Company maintains a savings plan, which is intended to qualify under Section 401(k) of the Internal Revenue Code. All employees are eligible to be a participant in the plan. The plan provides for voluntary contributions by participating employees in amounts up to 20% of their annual compensation, subject to certain limitations. Currently, the Company matches 50% up to a maximum of 3% of salary. The Company contributed $98,664 and $101,833 in 2008 and 2007, respectively.

Income Taxes — Income taxes are accounted for under Accounting for Income Taxes (“SFAS 109”), which requires an asset and liability approach in accounting for income taxes. This method provides for deferred income tax assets or liabilities based on the temporary difference between the income tax basis of assets and liabilities and their carrying amount in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of the changes.

Servicing Fees and Other Income — Servicing fees and other income consists of prepayment penalties, fees for servicing loans for third parties, due diligence fees for services provided to third parties, late charges, and other miscellaneous income. With the exception of servicing and due diligence fees for services provided to third parties, such income is recognized on a cash basis.

Fair Value of Financial Instruments — Disclosures about Fair Value of Financial Instruments, (“SFAS 107”) requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS 107 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

a.	Cash, Restricted Cash, Accrued Interest Receivables, Other Receivable and Accrued Interest Payable — The carrying values reported in the consolidated balance sheets are a reasonable estimate of fair value.

b.	Short-term Investments — These investments mature monthly; therefore, the carrying values reported in the consolidated balance sheets are a reasonable estimate of fair value.

c.	Notes Receivable — Fair value of the net note receivable portfolio is estimated by discounting the estimated future cash flows using the interest method. The fair value of notes receivable at December 31, 2008 approximated $304 million based on an independent valuation as of February 28, 2009.

d.	Loans Held for Investment — The fair value of loans held for investment at December 31, 2008 approximated $274 million based on an independent valuation as of February 28, 2009.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

e.	Short-term Borrowings — The interest rates on financing agreements and other short-term borrowings reset on a monthly basis; therefore, the carrying amounts of these liabilities approximate their fair value.

f.	Long-term Debt — The fair value of the Company’s long-term debt (notes payable) at December 31, 2008 approximated $578 million.

Stock-Based Compensation Plans — The Company maintains share-based payment arrangements under which employees are awarded grants of restricted stock, non-qualified stock options, incentive stock options and other forms of stock-based payment arrangements. Prior to January 1, 2006, the Company accounted for these awards under the recognition and measurement provisions of Accounting for Stock Issued to Employees (“APB 25”) as permitted under Accounting for Stock-Based Compensation (“SFAS 123”). Accordingly, compensation cost for stock options was not recognized as long as the stock options granted had an exercise price equal to the market price of the Company’s common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective transition method. Under this transition method, compensation cost recognized beginning January 1, 2006 includes compensation cost for all share-based payment arrangements issued, but not yet vested as of December 31, 2005, based on the grant date fair value and expense attribution methodology determined in accordance with the original provisions of SFAS 123. Compensation cost for all share-based payment arrangements granted subsequent to December 31, 2005, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, the effect of forfeitures on restricted stock (if any), is estimated when recognizing compensation cost. Results for prior periods have not been recast for the adoption of SFAS 123(R).

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

The compensation cost recognized in income was $291,610 and $376,330 for the years ended December 31, 2008 and 2007, respectively.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This accounting standard for the Company was effective for financial statements beginning January 1, 2008. The Company did not elect the fair value option for any of its existing financial instruments on the effective date and has not determined whether or not it will elect this option for any eligible financial instruments that it acquires in the future.

In September 2006, the FASB issued Fair Value Measurements (“SFAS 157”). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS 157 was effective for financial statements beginning January 1, 2008. Adoption of SFAS 157 did not have a significant impact on the Company’s financial position or results of operations.

On July 13, 2006, the FASB released Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. We adopted the provisions of FIN 48 on January 1, 2007, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions, requiring recognition in our financial statements. Our evaluation was performed for the tax years ended 2005 through 2008, which remain open to examination by major tax jurisdictions to which we are subject as of December 31, 2008.

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

Notes receivable, net of accretable and nonaccretable discounts, consist principally of residential one-to-four family mortgage loans as of December 31, 2008 and 2007 secured as follows:

	2008	2007

Real estate secured	$974,530,982	$1,245,925,742
Manufactured and mobile homes	14,704,899	17,648,365
Unsecured	32,412,410	25,976,178

	1,021,648,291	1,289,550,285
Less:
Purchase discount	(9,777,475)	(10,667,649)
Allowance for loan losses	(471,093,159)	(230,809,938)

Balance	$540,777,657	$1,048,072,698

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Originated loans held for investment, represent residential one-to-four family real estate mortgage loans as of December 31, 2008 and 2007 secured as follows:

	2008	2007

Real estate secured	$394,016,324	$504,852,283
Consumer unsecured	723,935	168,686
Manufactured homes	—	83,340

	394,740,259	505,104,309
Less:
Net deferred costs and fees	(3,035,940)	(3,548,450)
Allowance for loan losses	(49,876,092)	(23,851,715)

Balance	$341,828,227	$477,704,144

There were no loans held for sale at December 31, 2008 or 2007.

As of December 31, 2008, contractual maturities of notes receivable and originated loans held for investment, net of the allowance for loan losses and nonaccretable discount, are as follows:

		Loans Held
Year Ending December 31,	Notes Receivable	for Investment

2009	$11,818,771	$3,221,717
2010	12,510,388	3,365,936
2011	13,230,956	3,533,298
2012	13,736,872	3,716,303
2013	13,946,568	16,016,001
Thereafter	510,172,329	315,430,599

	$575,415,884	$345,283,854

It is the Company’s experience that a portion of the notes receivable and loans held for investment portfolio may be refinanced or repaid before contractual maturity dates. The above tabulation, therefore, is not to be regarded as a forecast of future cash collections. During the years ended December 31, 2008 and 2007, cash collections of principal amounts totaled approximately $143 million and $334 million, respectively, and the ratios of these cash collections to average principal balances were approximately 8% and 19%, respectively.

Changes in the allowance for loan losses on notes receivable for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Balance, beginning	$230,809,938	$52,424,375
Provision for loan losses	379,100,296	239,437,979
Loans transferred to OREO	(19,534,424)	(7,751,432)
Loans charged off	(120,090,487)	(53,116,363)
Other, net	807,836	(184,621)

Balance, ending	$471,093,159	$230,809,938

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the allowance for loan losses on loans held for investment for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Balance, beginning	$23,851,715	$866,466
Provision for loan losses	33,701,957	24,685,293
Loans transferred to OREO	(5,616,457)	(1,475,403)
Loans charged off	(2,169,623)	(224,641)
Other, net	108,500	—

Balance, ending	$49,876,092	$23,851,715

Write-downs for declines in the estimated net realizable value of OREO resulted in a provision for loan losses in the amount of $45,319,736 and $10,509,590 during 2008 and 2007, respectively.

At December 31, 2008 and 2007, principal amounts of notes receivable included approximately $615 million and $330 million, respectively, of notes for which there was no accrual of interest income. The following information relates to impaired notes receivable, which include all such notes receivable as of and for the years ended December 31, 2008 and 2007:

	2008	2007

Total impaired notes receivable	$615,159,200	$330,212,508

Allowance for loan losses related to impaired notes receivable	$340,368,461	$100,842,743

Interest income recognized	$23,137,469	$16,081,404

Average balance of impaired notes receivable during the year	$472,685,854	$290,711,628

At December 31, 2008 and 2007, the principal amount of loans held for investment included loans on non-accrual status of approximately $236 million and $182 million, respectively.

	2008	2007

Total impaired loans held for investment	$236,010,911	$182,005,404

Allowance for loan losses related to loans held for investment	$40,328,866	$9,593,929

Interest income recognized	$6,086,370	$4,944,849

Average balance of impaired loans held for investment during the year	$209,008,158	$146,056,479

In the normal course of business, the Company restructures or modifies terms of certain loans to enhance the collectibility of such loans. We classify a previously delinquent or performing loan as modified when we have restructured the loan due to the borrower’s deteriorated financial situation, and, as a condition to the closing of the modification, received at least one full monthly payment at the time of the closing of the modification. As of December 31, 2008, principally all of the modified loans consisted of the deferral of the past due and uncollected interest or a reduction in the interest rate. Interest rate reduction modifications generally are for a period of one year, and for rate reduction modifications of delinquent loans, also incorporate a deferral of the past due and uncollected interest.

During the past year, due to the continued decline in housing prices nationally, the deterioration in mortgage markets, the recessionary economy and the increased delinquency performance of the acquired and originated loans in the Company’s portfolios, we have moved more quickly to identify those borrowers who

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are likely to move into seriously delinquent status and are attempting to promptly apply appropriate loss mitigation strategies to encourage positive payment performance. We have aggressively strengthened our servicing staff and intensified our efforts to work with borrowers to modify their loans.

As of December 31, 2008 and December 31, 2007, the unpaid principal balance of mortgage loans being serviced by the Company for others was $243.4 million and $420,152, respectively. Mortgage loans serviced for others are not included on the Company’s consolidated balance sheets.

The following table sets forth certain information relating to the activity in the accretable and nonaccretable discounts for principal, which are shown as a component of notes receivable principal on the balance sheet, in accordance with SOP 03-3 for the period indicated:

	2008	2007

Accretable Discount
Balance, beginning of period	$26,507,403	$12,842,755
New acquisitions	—	29,080
Accretion	(1,646,651)	(2,963,195)
Transfers from nonaccretable	—	17,158,157
Net reductions relating to loans sold	—	(558,022)
Net reductions relating to loans repurchased	—	—
Other activity	—	(1,372)

Balance, end of period	$24,860,752	$26,507,403

Nonaccretable Discount
Balance, beginning of period	$102,141,880	$60,531,503
New acquisitions	—	88,011,140
Transfers to accretable	—	(17,158,157)
Net reductions relating to loans sold	—	(227,821)
Net reductions relating to loans repurchased	(123,760)	(1,182,727)
Net reductions relating to loans charged off	(1,379,028)	(22,484,795)
Loans transferred to OREO, other	(3,035,726)	(5,347,263)

Balance, end of period	$97,603,366	$102,141,880

The outstanding balance of notes receivable subject to SOP 03-3 at December 31, 2008 was $938.9 million. The allowance for loan losses related to loans subject to SOP 03-3 was $405.1 million at December 31, 2008 and $167.5 million at December 31, 2007. The allowance was increased during 2008 by a charge to provision for loan losses in the amount of $237.6 million.

4.	BUILDING, FURNITURE AND EQUIPMENT, NET

At December 31, 2008 and 2007, building, furniture and equipment, net consisted of the following:

	2008	2007

Building and improvements	$2,280,626	$2,309,954
Furniture and equipment	1,571,404	3,605,390

	3,852,030	5,915,344
Less accumulated depreciation	(1,809,594)	(2,552,038)

	$2,042,436	$3,363,306

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	NOTES PAYABLE

On December 28, 2007, Franklin entered into a series of agreements (the “Forbearance Agreements”) with The Huntington National Bank, successor by merger in July 2007 to Sky Bank (Sky Bank, prior to the merger, and Huntington, thereafter, are referred to as the “bank”), whereby the bank agreed to restructure approximately $1.93 billion of the Company’s indebtedness to it and its participant banks, forgave $300 million of such indebtedness for a restructuring fee of $12 million paid to the bank, and waived certain existing defaults (the “Restructuring”). In November 2007, Franklin ceased to acquire or originate loans and, under the terms of the Forbearance Agreements, the Company is expressly prohibited from acquiring or originating loans. See Note 14 for a discussion of the March 2009 Restructuring.

As of December 31, 2008, we had total borrowings of $1.44 billion, of which $1.40 billion was subject to the Forbearance Agreements and $40.9 million remained under a credit facility excluded from the Forbearance Agreements. Substantially all of the debt under these facilities was incurred in connection with the purchase and origination of, and is secured by, our acquired notes, originated loans held for investment and OREO portfolios. At December 31, 2008, the interest rates on our notes payable were as follows:

	In Accordance with	Under the Terms of
	the Terms of the	Credit Agreement
	Forbearance	Excluded from the
	Agreements	Forbearance Agreements

FHLB 30-day LIBOR advance rate plus 2.60%	$—	$16,556,134
FHLB 30-day LIBOR advance rate plus 2.75%	—	24,380,952
LIBOR plus 2.25%	865,832,436	—
LIBOR plus 2.75%	410,563,418	—
0.00% (fixed)*	125,000,000	—

	$1,401,395,854	$40,937,086

*	0% interest at least until maturity of the Forbearance Agreements in May 2009, or until all outstanding amounts under the Tranche A debt have been paid in full.

At December 31, 2008 and 2007, the weighted average interest rate on our term debt was 3.95% and 7.46%, respectively.

Aggregate contractual maturities of all notes payable at December 31, 2008 are as follows:

•	$40.9 million in Unrestructured Debt matured on December 31, 2008; however, notice of default has not yet been issued by the bank; and,

•	$1.40 billion will mature on May 15, 2009 in accordance with the terms of the Forbearance Agreements.

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

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$44.8 million of Tribeca’s indebtedness to BOS (USA) Inc., an affiliate of Bank of Scotland, under the Master Credit and Security Agreement, dated March 24, 2006, by and among Tribeca, certain subsidiaries and BOS.

These amounts remain subject to the original terms specified in the applicable agreements (the “Unrestructured Debt”).

At December 31, 2007, the BOS Loan was not included in the Forbearance Agreements between the Company and the bank. The existing BOS facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants that require Tribeca and its subsidiaries, together, to maintain a minimum net worth of at least $3.5 million and rolling four-quarter pre-tax net income of $750,000. The facility contains events of default customary for facilities of this type. At December 31, 2007, Tribeca was not in compliance with these and other covenants and has not received a waiver of noncompliance. Any unwaived or uncured breach of these covenants could, subject to notice and opportunity to cure where provided for in the applicable credit agreements, cause an acceleration of the outstanding BOS Loan and result in cross-default and possible acceleration of the indebtedness owed to the bank under the Forbearance Agreements. See below for a description of the amendment to The Forbearance Agreements.

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

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Servicing.  Franklin will continue to service the collateral pledged by the Company under the Forbearance Agreements, subject to the bank’s right to replace Franklin as servicer in the event of a default under the Forbearance Agreements or if the bank determines that Franklin is not servicing the collateral in accordance with accepted servicing practices, as defined in the Forbearance Agreements. Franklin Credit may also, with the bank’s consent, and plans to, provide to third parties servicing of their portfolios, and other related services, on a fee-paying basis.

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

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrestructured Debt

The Company has failed to make the minimum monthly debt service payments due on July 5, 2008 through September 5, 2008 in the aggregate amount of $1.3 million from the cash flows received from the collateral supporting the Unrestructured Debt, as required by the Master Credit Agreement in respect of the Unrestructured Debt (remaining debt due to a participant bank that is not a party to the Forbearance Agreements). The Company, however, has made up the aggregate shortfall of approximately $409,000 in the required minimum payments from its own cash account during 2008. See Note 14 for a discussion of the March 2009 Restructuring.

December 2008 Modification to Forbearance Agreements

Concurrent with the merger and the Company’s reorganization into a holding company structure, and the reallocation of owned assets, the Company entered into a series of agreements with Huntington (the “Amendments to the Forbearance Agreements”), pursuant to which the Company amended its loan agreements with Huntington as follows:

•	Franklin Asset became a borrower under the Company’s lending agreements with Huntington;

•	the Trusts became guarantors for the Borrowers’ indebtedness to Huntington;

•	FCMC, Franklin Asset and the Trusts each pledged its assets, including any equity interests in any of the Borrowers, as security for the Borrowers’ indebtedness to Huntington;

•	Franklin Servicing LLC agreed to service, if necessary, the Company’s mortgage loans in selected states;

•	the Company agreed to maintain in effect one or more interest rate hedge agreements in an aggregate notional principal amount of not less than $1 billion, or such lesser amount as Huntington in its sole discretion may approve;

•	the Company’s Tranche D facility was amended to provide for (i) a revolving credit facility and letter of credit facility in the aggregate outstanding amount of $10 million, with a sublimit of $5 million, and, in addition, (ii) a separate letter of credit facility pursuant to which Huntington may issue letters of credit in its discretion, with a sublimit of $5.5 million;

•	Huntington agreed to waive the Company’s breach of covenant to comply with all laws, rules and regulations to the extent such breach results from the Company’s failure to satisfy a minimum net worth requirement; and

•	the covenant requiring FCMC and each of the Borrowers to maintain liquidity of at least $5 million was deleted.

In addition, effective immediately after the filing of the certificate of merger:

•	Franklin Holding became a guarantor for the Borrowers’ indebtedness to Huntington; and

•	Franklin Holding pledged its assets, including any equity interests in any of the Borrowers, as security for the Borrowers’ indebtedness to Huntington.

The Forbearance Agreements continue to be subject to a scheduled maturity date of May 15, 2009.

Master Credit Facilities — Term Loans

The summary that follows describes the terms of the Company’s Master Credit Facilities in effect prior to entering into the Forbearance Agreements on December 28, 2007 described above, which substantially modified such facilities, except for the Unrestructured Debt.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General.  In October 2004, the Company, and its finance subsidiaries, excluding Tribeca, entered into a master credit and security agreement (the “Franklin Master Credit Facility”) with Huntington National Bank, an Ohio banking corporation, which we refer to as our lender or Huntington. Under this master credit facility, we requested term loans to finance the purchase of residential mortgage loans or refinance existing outstanding loans under this facility. The facility did not include a commitment to additional lendings or a commitment to refinance existing outstanding term loans when they matured, which were therefore subject to our lender’s discretion as well as any regulatory limitations to which our lender was subject. At December 31, 2008, $40.9 million remained outstanding under this facility (the remaining portion of the Unrestructured Debt), and the interest rate continues to be based on the Federal Home Loan Bank of Cincinnati 30-day advance rate plus margins of 2.60% and 2.75%.

In February 2006, Tribeca and certain of its subsidiaries entered into the Tribeca Master Credit Facility with Huntington, pursuant to which certain Tribeca subsidiaries borrowed term loans to finance their origination of loans Tribeca previously financed under its warehouse line of credit with Huntington and consolidate and refinance prior term loans made by Huntington to such subsidiaries. The facility did not include a commitment for additional lendings or a commitment to refinance existing outstanding term loans when they matured, which were subject to our lender’s discretion, as well as any regulatory limitations to which Huntington was subject. At December 31, 2008 and 2007, $0 remained outstanding under this facility.
consolidate and refinance prior term loans made by Huntington to such subsidiaries. The facility did not include a commitment for additional lendings or a commitment to refinance existing outstanding term loans when they matured, which were subject to our lender’s discretion, as well as any regulatory limitations to which Huntington was subject. At December 31, 2008 and 2007, $0 remained outstanding under this facility.

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

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Bank of Scotland Term Loan

In March 2006, Tribeca and one of Tribeca’s subsidiaries (the “Tribeca Subsidiary Borrower”) entered into a $100 million Master Credit and Security Agreement (the “BOS Loan”) with BOS (USA) Inc., an affiliate of Bank of Scotland. $98.2 million of proceeds of the BOS Loan were used to consolidate and refinance prior term loans made to certain Tribeca subsidiaries. Interest on the BOS Loan was payable monthly at a floating rate equal to the 30-day advance rate plus an applicable margin as follows:

If the 30-day advance rate is	the applicable margin is
Less than 2.26%	300 basis points
2.26 to 4.50%	275 basis points
Greater than 4.50%	250 basis points

The unpaid principal balance of the BOS Loan was amortized over a period of 20 years, but matures in March 2009. The Tribeca Subsidiary Borrower was required to make monthly amortization payments and payments of interest on the BOS Loan. The facility did not include a commitment to additional lendings or a commitment to refinance the remaining outstanding balance of the loan when it matures. The outstanding balance of the BOS Loan was $44.8 million (a portion of the Unrestructured Debt) at December 31, 2007. Pursuant to the March 2008 Amendments to the Forbearance Agreements, the BOS term loan was refinanced and rolled into the Forbearance Agreements. As a result, there was no Unrestructured Debt for the BOS Loan.

The facility contained affirmative, negative and financial covenants customary for financings of this type, including, among other things, covenants that require Tribeca and its subsidiaries, together, to maintain a minimum net worth of at least $3.5 million and rolling four-quarter pre-tax net income of $750,000. The facility contained events of default customary for facilities of this type. At December 31, 2007, Tribeca was not in compliance with these and other covenants and has not received a waiver of noncompliance. Any unwaived or uncured breach of these covenants could have, subject to notice and opportunity to cure where provided for in the applicable credit agreements, caused an acceleration of the outstanding BOS Loan and resulted in cross-default and possible acceleration of the indebtedness owed to the bank under the Forbearance Agreements.

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

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any of the primary collateral under the facility. Tribeca’s BOS Loan and the Tribeca Master Credit Facility were cross-collateralized.

6.	FINANCING AGREEMENTS

The summary that follows describes the terms of the Company’s financing agreements in effect prior to entering into the Forbearance Agreements on December 28, 2007 described above, which substantially modified such agreements.

The Company and Tribeca also had the following financing agreements:

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

Other Credit Facilities

The Company and the bank have entered into a credit facility, which provides the Company with the ability to borrow a maximum of $4 million at a rate equal to the Bank’s prime rate less 50 basis points per annum. The credit facility may be utilized to pay real estate taxes or to purchase the underlying collateral of certain nonperforming real estate secured loans. Principal repayment of each respective advance is due six

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months from the date of such advance and interest is payable monthly. Prior to March 2005, this credit facility provided a maximum loan amount of $2.5 million at a rate equal to the Bank’s prime rate plus 200 basis points per annum. Effective in October 2006, the rate was changed to the Bank’s prime rate less 50 basis points per annum. Effective December 28, 2007, the line of credit is provided for by the terms of the Forbearance Agreements and was increased to $5 million. As of December 31, 2008 and 2007, $1,958,011 and $1,033,073, respectively, were outstanding on this credit facility. The credit facility is secured by a first priority security interest in the respective notes receivable, any purchased real estate, payments received under the notes receivable, and collateral securing the notes of certain loan portfolios.

The Company had a line of credit with another bank, which provided the Company with an unsecured line of credit to borrow a maximum of $150,000 at a rate equal to such bank’s prime rate plus 1% per annum. As of December 31, 2007, the amount outstanding was $0 and the line of credit had been closed.

7.	INCOME TAXES

Components of the (benefit)/provision for income taxes for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Current provision:
Federal	$(1,088,215)	$1,335,438
State and local	306,464	585,495

	(781,751)	1,920,933

Deferred provision:
Federal	(162,291,345)	(3,434,773)
State and local	(13,921,367)	(3,774,580)

	(176,212,712)	(7,209,353)

Increase in valuation allowance	175,669,205	4,097,377

(Benefit)/provision	$(1,325,258)	$(1,191,043)

A reconciliation of the anticipated income tax expense (computed by applying the Federal statutory income tax rate to income before income tax expense) to the provision for income taxes in the accompanying consolidated statements of income for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007

Tax determined by applying U.S. statutory rate to income	$(162,653,941)	$(3,342,216)
Increase in taxes resulting from:
State and local taxes, net of Federal benefit	(13,615,221)	(3,189,085)
Increase in valuation allowance	175,669,205	4,097,377
Change in federal tax estimate	(1,124,961)	1,189,364
Non-deductible expenses	399,660	53,517

	$(1,325,258)	$(1,191,043)

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007

Deferred tax liabilities:
Deferred loan costs	$647,679	$3,071,877
Restricted stock	102,015	154,763
Loans to subsidiary companies	6,629,226	6,629,226
Other real estate owned	—	5,466,208
Prepaid expenses, other assets	363,633	1,711,255
Other	154,190	216,479

Deferred tax liabilities	$7,896,743	$17,249,808

Deferred tax assets:
Loan basis	$149,087,786	$8,699,723
Derivative liabilities	9,991,237	—
Other real estate owned	8,384,705	—
Acquisition costs	360,476	941,923
State net operating loss carryforwards	7,807,847	4,217,431
Deferred costs	—	5,671,325
Federal net operating loss carryforwards	21,373,745	558,491
Other	648,766	714,785

Deferred tax assets	$197,654,562	$20,803,678

Valuation allowance	(189,757,819)	(4,097,377)

Net deferred tax liability	$—	$543,507

The Company has recorded a valuation allowance of $189.8 million, inclusive of $9.9 million that was recorded in other comprehensive income, and $4.1 million as of December 31, 2008 and 2007, respectively, as the Company has determined that it is more likely than not that all of the deferred tax assets will not be fully realizable.

As of December 31, 2008, the Company had tax net operating loss carryforwards with various states totaling approximately $130.5 million. As of December 31, 2008, the Company had federal tax net operating loss carryforwards of approximately $62.8 million. The net operating loss carryforwards expire in various years beginning in 2015 through 2028.

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

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s stock at the date of grant. These option awards generally vest over 1 to 3 years and have a contractual term of 10 years.

The Company estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model. The table below presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model for the years ended December 31, 2008 and 2007. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses historical data to estimate stock option exercise. The expected term of stock options granted is derived from the output of the model and represents the period of time that stock options granted are expected to be outstanding. The estimates of fair value from these models are theoretical values for stock options and changes in the assumptions used in the models could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Company’s common stock when the stock options are exercised.

	Incentive Stock Options		Non-Qualified Stock Options
	2008	2007	2008	2007

Risk-free interest rate	2.94%	4.96%	3.57%	—
Weighted average volatility	103.06	95.15	102.23	—
Expected lives (years)	10.0	6.0	10.0	—

Transactions in stock options for the years ended December 31, 2008 and 2007 under the plan are summarized as follows:

	2008		2007
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price

Outstanding options, beginning	370,000	$3.44	355,000	$3.38
Options granted	262,000	1.71	15,000	4.98
Options cancelled	(50,000)	2.05	—	—

Outstanding options, end	582,000	2.78	370,000	3.44
Options unvested	(250,000)	1.75	—	—
Options exercisable, end	332,000	$3.56	370,000	$3.44

The weighted average remaining contractual term and aggregate intrinsic value of options outstanding and exercisable was 3.99 years and $0, as of December 31, 2008.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has the following options outstanding at December 31, 2008:

	Number	Number
	Outstanding	Exercisable

Range of exercise price of options:
$0.75	189,000	189,000
$0.85	10,000	10,000
$0.89	12,000	12,000
$1.04	6,000	6,000
$1.75	250,000	—
$2.25	15,000	15,000
$3.55	15,000	15,000
$4.98	15,000	15,000
$7.73	15,000	15,000
$12.85	21,000	21,000
$13.75	34,000	34,000

TOTAL OPTIONS	582,000	332,000

Weighted average exercise price	$2.78	$3.56

Compensation cost related to the Company’s stock option awards was $50,964 for the year ended December 31, 2008. As of December 31, 2008, unrecognized compensation cost related to the Company’s stock option awards was $198,154, which will be recognized over a weighted average period of 3.31 years.

At December 31, 2008, the Company had 10,000 warrants outstanding at an exercise price of $5.00. There were no warrants exercised during 2008.

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

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s restricted stock awards as of December 31, 2008 and 2007 and changes during the period then ended is presented below:

	2008		2007
		Weighted		Weighted
		Average		Average
Restricted Stock	Shares	Fair Value	Shares	Fair Value

Outstanding unvested grants, beginning of year	65,000	$8.24	95,000	$8.36
Granted	—	$—	—	$—
Vested	(33,750)	$8.54	(30,000)	$8.63
Canceled	—	$—	—	$—

Outstanding unvested grants, end of year	31,250	$7.90	65,000	$8.24

During 2008, the total fair value of the Company’s restricted stock that vested during 2008 was $240,646.

As of December 31, 2008, there was $283,375 of unrecognized compensation cost related to the Company’s restricted stock awards, which will be recognized over a weighted average period of 1.09 years.

9.	SEGMENTS

The Company has two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment, prior to 2008, acquired performing, nonperforming, nonconforming and sub-performing notes receivable and promissory notes from financial institutions, mortgage and finance companies, and serviced and collected such notes receivable through enforcement of original note terms, modification of original note terms and, if necessary, liquidation of the underlying collateral. The mortgage-banking segment, prior to 2008, originated or purchased for sale and investment purposes residential mortgage loans to individuals whose credit histories, income and other factors caused them to be classified as subprime borrowers. The Company continues to service its portfolios of loans, which operations are included in the portfolio asset acquisition and resolution segment.

The Company’s management evaluates the performance of each segment based on profit or loss from operations before unusual and extraordinary items and income taxes.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

	2008	2007

REVENUES:
Interest income	$72,586,631	$115,545,302
Purchase discount earned	2,555,543	4,825,085
Gain on sale of notes receivable	—	32,417
(Loss)/gain on sale of other real estate owned	(25,466)	357,306
Other	8,212,846	5,230,508

Total revenues	83,329,554	125,990,618

OPERATING EXPENSES:
Interest expense	52,064,878	104,833,997
Collection, general and administrative	36,620,553	29,819,621
Provision for loan losses	393,367,806	248,371,548
Amortization of deferred financing costs	606,006	1,680,453
Depreciation	721,834	908,829

Total operating expenses	483,381,077	385,614,448

(LOSS) BEFORE EXTRAORDINARY ITEM	$(400,051,523)	$(259,623,830)
Gain on debt forgiveness	—	284,246,320

(LOSS)/GAIN BEFORE PROVISION FOR INCOME TAXES	$(400,051,523)	$24,622,490

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MORTGAGE BANKING

	2008	2007

REVENUES:
Interest income	$20,513,971	$40,377,472
Purchase discount earned	34,631	131,729
(Loss) on sale of notes receivable	—	(1,299)
(Loss) on sale of originated loans	—	(305,446)
Gain on sale of other real estate owned	2,239,464	390,781
Other	3,811,646	2,678,334

Total revenues	26,599,712	43,271,571

OPERATING EXPENSES:
Interest expense	26,398,283	38,419,580
Collection, general and administrative	11,867,387	11,621,591
Provision for loan losses	64,754,183	26,261,314
Amortization of deferred financing costs	377,651	917,403
Depreciation	816,631	504,220

Total operating expenses	104,214,135	77,724,108

(LOSS) BEFORE PROVISION FOR INCOME TAXES	$(77,614,423)	$(34,452,537)

OTHER SELECTED SEGMENT RESULTS
CONSOLIDATED ASSETS:
Portfolio asset acquisition and resolution	$598,239,478	$1,149,317,726
Mortgage banking	424,143,964	543,195,476

Consolidated assets	$1,022,383,442	$1,692,513,202

TOTAL ADDITIONS TO BUILDING, FURNITURE AND EQUIPMENT:
Portfolio asset acquisition and resolution	$2,042,436	$274,527
Mortgage banking	—	785,920

Consolidated additions to building, furniture and equipment	$2,042,436	$1,060,447

CONSOLIDATED REVENUE:
Portfolio asset acquisition and resolution	$83,329,554	$125,990,618
Mortgage banking	26,599,712	43,271,571

Consolidated revenue	$109,929,266	$169,262,189

CONSOLIDATED NET (LOSS)/INCOME:
Portfolio asset acquisition and resolution	$(398,726,265)	$12,234,119
Mortgage banking	(77,614,423)	(20,873,123)

Consolidated net (loss)	$(476,340,688)	$(8,639,004)

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	CERTAIN CONCENTRATIONS

The following table summarizes percentages of total principal balances by the geographic location of properties securing the loans in our portfolios of notes receivable and loans held for investment at December 31, 2008 and December 31, 2007:

	December 31,
Location	2008	2007

California	14.72%	13.76%
New York	11.22%	10.98%
New Jersey	9.44%	9.68%
Florida	8.85%	8.71%
Pennsylvania	4.53%	4.53%
Texas	4.53%	4.67%
Maryland	3.31%	3.15%
Ohio	3.30%	3.40%
Illinois	3.19%	3.27%
Michigan	2.84%	2.99%
All Others	34.07%	34.86%

	100.00%	100.00%

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

During 2007 and 2008, the U.S. housing and subprime mortgage markets experienced rapid and substantial deterioration, and in the latter part of 2008, the U.S. economy entered a recessionary period. These negative operating environments have given rise to industry-wide increases in mortgage delinquencies reflecting the decline in collateral values and related declines in borrowers’ equity in their homes, particularly with respect to subprime loans originated throughout the mortgage industry during 2005, 2006 and the early months of 2007, which were characterized by collateral values established at the height of the U.S. real estate market and also, often, by lax underwriting standards. Additionally, during the summer of 2007, there was a significant tightening of new credit throughout the mortgage lending industry, particularly in the subprime segment of the industry, which continues to make it very difficult for borrowers with imperfect credit histories to refinance their mortgages. In light of these factors, and their impact on the Company’s loan portfolios, a substantial portion of which is comprised of second mortgages purchased from others during the past several years, the Company throughout 2008 significantly increased estimates of inherent losses in the portfolios of purchased loans, particularly the purchased second-lien loans, and originated subprime loans, which resulted in a provision of $458.1 million for the twelve months ended December 31, 2008.

Financing — Substantially all of the Company’s existing debt is with one financial institution.

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases — During 2005, the Company entered into two operating lease agreements for corporate office space, which contain provisions for future rent increases, rent-free periods, or periods in which rent payments are reduced (abated). The total amount of rental payments due over the lease term is being

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “Accrued expenses,” which is included in “Accounts payable and accrued expenses” on the balance sheets. The Company’s aggregate rent expenses for 2008 and 2007 were $1,973,322 and $1,372,442, respectively.

The combined future minimum lease payments as of December 31, 2008 are as follows:

Year Ended	Amount

2009	$1,581,345
2010	1,576,331
2011	1,612,197
2012	1,597,107
2013	1,597,107
Thereafter	—

$7,964,087

As part of its acquisition of the wholesale mortgage origination unit in February 2007, Tribeca assumed the lease obligation for office space located in Bridgewater, New Jersey, for approximately 14,070 square feet. The term of the lease is through January 31, 2011 at approximately $20,621 per month. At December 31, 2007, the space was not being utilized by Tribeca, and it is being marketed for sublease. Due to adverse market conditions for rental commercial space of this type, the remaining lease payments of $596,774 were accrued and other non-usable fixed assets of $208,991 were written off in 2008.

Substantially all of the Company’s office equipment is leased under multiple operating leases. The combined future minimum lease payments as of December 31, 2008 are as follows:

Year Ended	Amount

2009	$146,151
2010	18,846

$164,997

Capital Leases — The Company entered into a lease for office furniture for its new corporate office in Jersey City under an agreement that is classified as a capital lease. The cost of the furniture under this capital lease is included on the balance sheets as “Building, furniture and equipment” and was $916,890 at December 31, 2008. Accumulated amortization of the leased furniture at December 31, 2008 was $626,542. Amortization of assets under capital leases is included in depreciation expense.

The combined future minimum lease payments required under the capital lease as of December 31, 2008 are as follows:

Year Ended	Amount

2009	$220,584
2010	110,294

330,878
Less amounts representing interest	(15,338)

$315,540

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2008, the Company did not have any remaining potential repurchase obligations.

Franklin Credit Management Corporation v. WMC Mortgage LLC

On February 6, 2008, the Company commenced an action in the Supreme Court of the State of New York, County of New York captioned Franklin Credit Management Corporation v. WMC Mortgage LLC, successor to WMC Mortgage Corp., (the “First WMC Litigation”). The First WMC Litigation arises from the Company’s purchase of approximately $170 million of second mortgages from WMC Mortgage Corp. (“WMC”), an affiliate of General Electric Company. In the First WMC Litigation, the Company seeks damages in an amount not less than $35.5 million resulting from breaches of the representations and warranties contained in the loan purchase agreements entered into between the Company and WMC. WMC has served an Answer to the Complaint generally denying the allegations.

On August 15, 2008, the Company commenced a second action in the Supreme Court of the State of New York, County of New York captioned Franklin Credit Management Corporation v. WMC Mortgage LLC, successor to WMC Mortgage Corp., (the “Second WMC Litigation”). In the Second WMC Litigation, the Company seeks damages in an amount not less than $36.8 million resulting from breaches of representations and warranties contained in the loan purchase agreements entered into between the Company and WMC with respect to second mortgages purchased from WMC during 2006. These second mortgages were not the subject of the First WMC Litigation. WMC has served an Answer to the Complaint generally denying the allegations.

The First WMC Litigation and the Second WMC Litigation have been consolidated for all purposes by the Court. The consolidated action is currently in the document discovery phase which is scheduled to end on July 17, 2009. No trial date has been set.

Franklin Credit Management Corporation v. Decision One Mortgage Company, LLC and HSBC Finance Corporation

As previously disclosed by the Company, on February 13, 2008, the Company commenced an action in the Supreme Court of the State of New York captioned Franklin Credit Management Corporation v. Decision One Mortgage Company, LLC and HSBC Finance Corporation, for breaches of certain loan purchase agreements based on a failure of Decision One Mortgage Company, LLC (“Decision One”) to repurchase loans it sold to the Company and for which an early payment default occurred. HSBC Finance Corporation (“HSBC”) guaranteed Decision One’s obligations with respect to certain loans. On March 25, 2008, the defendants served their answer generally denying the Company’s allegations; included as part of the answer were counterclaims by Decision One for attorneys’ fees and indemnification under the subject loan purchase agreements.

On December 8, 2008, the Company filed a First Amended Complaint which added claims based on additional breaches of the loan purchase agreements at issue in the original complaint, as well as breaches of other loan purchase agreements between the Company and Decision One, resulting from Decision One’s failure to repurchase loans it sold to the Company and for which an early payment default occurred. The First

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amended Complaint sought damages from Decision One in an amount not less that $8.75 million; of this amount the Company alleged that HSBC was liable for not less that $4.4 million as a result of its guaranty.

On December 31, 2008, defendants served their answers to the First Amended Complaint similarly denying the Company’s allegations. As before, Decision One asserted counterclaims for attorneys’ fees and indemnification under the subject loan purchase agreements, which counterclaims the Company denied.

12.	RELATED PARTY TRANSACTIONS

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

During 2006, the Company entered into a month-to-month agreement with its Chairman and President, Thomas J. Axon, for use of a condominium apartment unit at 300 Albany Street in New York, New York for corporate housing. The Company paid $18,000 under this agreement in both 2008 and 2007.

At December 31, 2008 and 2007, respectively, the Company had an outstanding receivable from an affiliate, RMTS Associates, of $12,388 and $6,152. This receivable represents various operating expenses that are paid by the Company and then reimbursed by RMTS. In 2007, the Company wrote off $204,634 of aged receivables from RMTS Associates due to non-payment.

On May 28, 2008, Franklin entered into various agreements (the “Servicing Agreements”) to service on a fee-paying basis approximately $245 million in residential home equity line of credit mortgage loans for Bosco Credit LLC (“Bosco”). Bosco was organized by Franklin. As of May 28, 2008, the initial membership interests in Bosco were issued to Thomas J. Axon, Franklin’s Chairman and President. The loans that are subject to the Servicing Agreements were acquired by Bosco on May 28, 2008, and the financing for Bosco was provided by a group of lenders led by the bank. Huntington no longer participates in the Bosco facility, but remains the administrative agent for the lenders to Bosco. Franklin also provided the loan analysis, due diligence and other services for Bosco on a fee-paying basis for the loans acquired by Bosco. At December 31, 2008, the Company had an outstanding receivable from Bosco for servicing fees and certain administrative services rendered in the amount of $616,638. See Note 14.

On August 18, 2008, Franklin agreed to the payment of a 5% commission, with respect to its force-placed insurance program to a related party, Hudson Servicing Solutions, LLC (“Hudson”), a procuror of force-placed insurance products for the mortgage industry. The sole member of Hudson is RMTS, LLC, of which Thomas J. Axon, Franklin’s Chairman and President, is the majority owner. Hudson’s commission was $69,000 for 2008.

On March 31, 2009, the Company transferred ten percent of its ownership in common stock of FCMC to its Chairman and President, Thomas J. Axon, as the cost of obtaining certain guarantees and pledges from Mr. Axon, which were required by The Huntington National Bank (the “Bank”) as a condition of the restructuring entered into by the Company and certain of its wholly-owned direct and indirect subsidiaries on March 31, 2009. Mr. Axon is also entitled to a grant of up to an additional ten percent of the common stock of FCMC from the Company should the pledge of common shares of FCMC by the Company to the Bank, as part of the restructuring, be reduced upon the attainment by FCMC of certain net collection targets set by the Bank. See Note 14.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	QUARTERLY FINANCIAL INFORMATION (Unaudited)

Consolidated Statements of Operations

	2008 Quarters
	Fourth	Third	Second	First

Revenues:
Interest income	$15,052,778	$19,122,096	$26,605,598	$32,320,130
Purchase discount earned	456,032	547,392	805,409	781,341
Gain on sale of other real estate owned	1,087,638	743,653	291,891	90,816
Servicing fees and other income	3,120,525	3,706,094	3,175,150	2,022,723

Total revenues	19,716,973	24,119,235	30,878,048	35,215,010

Operating Expenses:
Interest expense	18,411,150	18,267,375	18,902,627	22,882,009
Collection, general and administrative	13,856,693	12,702,951	12,305,127	9,623,169
Provision for loan losses	158,413,814	10,560,709	280,491,641	8,655,825
Amortization of deferred financing costs	111,775	297,917	318,126	255,839
Depreciation	676,431	247,732	297,676	316,626

Total expenses	191,469,863	42,076,684	312,315,197	41,733,468

(Loss) before income taxes	(171,752,890)	(17,957,449)	(281,437,149)	(6,518,458)
Income tax (benefit)	(1,325,258)	—	—	—

Net (loss)	$(170,427,632)	$(17,957,449)	$(281,437,149)	$(6,518,458)

Net (loss) per common share:
Basic	$(21.32)	$(2.25)	$(35.26)	$(0.82)

Diluted	$(21.32)	$(2.25)	$(35.26)	$(0.82)

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007 Quarters
	Fourth	Third	Second	First

Revenues:
Interest income	$34,932,469	$38,692,713	$43,393,657	$38,903,935
Purchase discount earned	1,067,291	1,109,316	1,366,649	1,413,558
Gain on sale of notes receivable	—	—	31,118	—
Gain/(loss) on sale of originated loans	84,064	(590,243)	197,694	3,039
Gain on sale of other real estate owned	118,627	390,653	117,632	121,175
Prepayment penalties and other income	1,822,942	1,961,107	2,024,813	2,099,980

Total revenues	38,025,393	41,563,546	47,131,563	42,541,687

Operating Expenses:
Interest expense	37,152,506	39,132,464	35,408,803	31,559,804
Collection, general and administrative	11,522,869	10,255,570	10,769,328	8,893,445
Provision for loan losses	1,920,969	262,715,207	5,663,222	4,333,464
Amortization of deferred financing costs	317,629	526,729	977,663	775,835
Depreciation	331,210	364,484	369,809	347,546

Total expenses	51,245,183	312,994,454	53,188,825	45,910,094

(Loss)/income before extraordinary item	(13,219,790)	(271,430,908)	(6,057,262)	(3,368,407)
Gain on forgiveness of debt	284,246,320	—	—	—

Income/(loss) before provision for income taxes	271,026,530	(271,430,908)	(6,057,262)	(3,368,407)
Income tax provision/(benefit)	111,207,807	(108,510,170)	(2,473,949)	(1,414,731)

Net income/(loss)	$159,818,723	$(162,920,738)	$(3,583,313)	$(1,953,676)

Net income/(loss) per common share:
Basic	$20.10	$(20.51)	$(0.45)	$(0.25)

Diluted	$20.10	$(20.51)	$(0.45)	$(0.25)

14.	SUBSEQUENT EVENTS

March 2009 Restructuring

On March 31, 2009, Franklin Credit Holding Corporation (“Franklin Holding”), and certain of its wholly-owned direct and indirect subsidiaries (together with Franklin Holding, the “Company”), including Franklin Credit Management Corporation (“FCMC”) and Tribeca Lending Corp. (“Tribeca”), entered into a series of agreements (collectively, the “Restructuring Agreements”) with The Huntington National Bank (the “Bank”), successor by merger to Sky Bank, pursuant to which the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, and approximately 83% of the Company’s portfolio of subprime mortgages was removed from the Company’s balance sheet and transferred to the balance sheet of Huntington Capital Financing, LLC (the “REIT”), a real estate investment trust wholly owned by the Bank (the “Restructuring”). In connection with the Restructuring, the Company has engaged in a number of cost savings measures, including across the board salary reductions and reductions in staff that should result in improved financial performance of FCMC.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Restructuring did not relate to approximately $41 million of the Company’s indebtedness under the Master Credit and Security Agreement, dated as of October 13, 2004, as amended, by and among FCMC, certain subsidiaries of FCMC and the Bank (the “Franklin Master Agreement”). This amount (the “Unrestructured Debt”) remains subject to the original terms specified in the applicable agreements. All collections in respect of these loans will continue to be applied in accordance with the Company’s existing Forbearance Agreements, the maturity date of which the Bank has committed to extend from May 15, 2009 to June 30, 2009, and under which the Bank has committed that there will be no events of default should the collections in respect of these loans be insufficient to make any minimum monthly payments otherwise required under the Franklin Master Agreement until June 30, 2009. Upon expiration of the Forbearance Agreement with respect to the Static Loans, the Bank, with notice, could call an Event of Default under the Licensing Credit Agreement (as defined below) and the Legacy Credit Agreement (as defined below).

Background.  The severe deterioration in the U.S. housing market and the nearly complete shutdown of the mortgage credit market for borrowers without excellent credit histories, and more recently the severe economic slowdown and rapidly rising unemployment, severely degraded the value of the portfolio of subprime 1-4 family mortgage loans and assets acquired and originated by the Company (the “Portfolio”), particularly its second-lien mortgage loans, and resulted in increased delinquencies, provisions for loan losses and operating losses, and decreased cash flows, during the past two years. The impact on the Company’s operations has been severe, and has included:

•	a substantial and growing shortfall in case collections from the Portfolio relative to the Company’s debt service obligations owed to the Bank;

•	a substantial and growing shortfall in the value of the Company’s assets, relative to the amounts owed to the Bank under the facility agreements for the Company’s outstanding debt with the Bank;

•	concern by potential servicing customers and other constituencies over the continued viability of the Company in its current form, including the viability of FCMC, the Company’s servicing platform, which the Company believes as of December 31, 2008 to be financially sound on a unpledged, stand alone basis;

•	concern that the Bank was increasingly likely to:

•	cease granting necessary waivers and forbearances with respect to Company defaults under the Company’s various credit facilities; and

•	declare a default with respect to the credit facilities and foreclose on the assets of the Company, substantially all of which were pledged to the Bank, especially in light of communications from the Bank indicating that it was seeking greater and more direct control over the assets in the Portfolio and was contemplating its remedies if a transaction like the Restructuring was not consummated by the end of the first quarter of 2009, and thus leaving no value for the Company’s stockholders.

In order to address these issues, accommodate the concerns of the Bank to take advantage of what the Company believes is the best option to preserve value for its stockholders, the Company negotiated and entered into the Restructuring, which has been approved by the Company’s Board of Directors.

Executive Summary.  Key attributes of the Restructuring, as they relate to the Company’s legacy indebtedness to the Bank include:

•	in exchange for the transfer of the loans underlying the Bank Trust Certificates (as defined below), the Company received common membership interests and Class C preferred membership interests in the REIT having in the aggregate a value equal to the estimated fair market value of that portion of the Portfolio transferred to the Bank, which as of March 31, 2009 was approximately $481.5 million (the “REIT Securities”). The preferred membership interests have a liquidation value of $100,000 per unit

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and an annual dividend rate of 9% of such liquidation value. The REIT Securities replaced the above referenced loans on the Company’s balance sheet;

•	principal and interest payments in respect of the Legacy Credit Agreement are only due and payable to the extent of dividends declared and paid in respect of the REIT Securities and 70% of the amounts distributed by FCMC to the Company or upon maturity or default under the credit agreements; and

•	the Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets of FCMC and a portion of FCMC’s stock, representing not less than twenty percent and not more than seventy percent of FCMC’s common equity, based on the amounts received by the Bank from the cash collections from FCMC’s servicing of the Portfolio as discussed in more detail below. The Bank also will be entitled to receive seventy percent of the distributions and dividends from FCMC, which percentage share may be reduced to twenty percent based upon the Bank’s receipt of the agreed amounts of net remittances from the Portfolio summarized below.

From the perspective of the Company and its stockholders, the Restructuring accomplished a number of overarching objectives, including:

•	release of thirty percent of the equity in FCMC, which is wholly owned by the Company, from the Company’s pledges to the Bank in respect of its legacy credit agreement, with the possibility of release of up to an additional fifty percent, based upon the Bank’s receipt of the agreed amounts of net remittances from the Portfolio, summarized below (the “Net Remittances”), from March 31, 2009, the effective date of the Legacy Credit Agreement (the “Legacy Effective Date”), through the term of the Legacy Credit Agreement; the Bank shall reduce its interest in the equity in FCMC in accordance with the following collection levels:

Minimum Amount
of Net Remittances
Level	(Minimum Level Amount)	Time Period	Release of Equity Interests

Level 1	$225 million	1 year from the Legacy Effective Date	10% (70% reduces to 60%)
Level 2	$475 million	3 years from the Legacy Effective Date	10% (60% reduces to 50%)
Level 3	$575 million	No time period specified	10% (50% reduces to 40%)
Level 4	$650 million	No time period specified	10% (40% reduces to 30%)
Level 5	$750 million	No time period specified	10% (30% reduces to 20%)

provided, however, (i) if Net Remittances do not reach the minimum Level 1 amount prior to the first anniversary of the Legacy Effective Date, but reach the minimum Level 2 amount prior to the third anniversary of the Legacy Effective Date, the Bank shall retain, as collateral, 55% of the FCMC equity instead of 50%, as currently scheduled, and any subsequent reductions in the amount of FCMC equity pledged to the Bank shall be 10% smaller than the reductions currently scheduled; and provided further that (ii) if Net Remittances do not reach the minimum Level 1 amount prior to the first anniversary of the Legacy Effective Date and do not reach the minimum Level 2 amount prior to the third anniversary of the Legacy Effective Date, then the schedule for release of the equity interests in FCMC currently pledged to the Bank shall be as follows: (x) upon attaining the minimum Level 3 amount, the pledged equity interests in FCMC shall reduce 25% (from 70% to 45%); (y) upon attaining the minimum Level 4 amount, the pledged equity interests in FCMC shall reduce an additional 10% (from 45% to 35%), and (z) upon attaining the minimum Level 5 amount, the pledged equity interests in FCMC shall reduce an additional 10% (from 35% to 25%);

•	entry into a servicing agreement enabling the Company to receive fee income in respect of its continued servicing of the transferred Portfolio; and

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	entry into amended credit facilities in the aggregate principal amount of $13.5 million, including a $5 million facility for working capital and to support various servicer licenses, a $2 million revolving facility and a $6.5 million letter of credit facility to support various servicer licenses.

Among the most significant costs of accomplishing these objectives were:

•	the possible transfer of ownership of a portion of FCMC, including a minimum of twenty percent and a maximum of seventy percent, to the Bank at maturity of the Company’s Legacy Credit Agreement with the Bank, unless further extended if the Company is not otherwise able to satisfy or refinance the Legacy Credit Agreement prior to maturity;

•	the transfer of ten percent of ownership of FCMC to the Company’s principal stockholder as the cost of obtaining certain guarantees and pledges required by the Bank as a condition of the restructuring, subject to increase to an additional ten percent should the pledge of common shares of FCMC by Franklin Holding to the Bank be reduced upon the attainment by FCMC of certain net collection targets set by the Bank with respect to the Portfolio;

•	entry into a service agreement with respect to FCMC’s continued servicing of the Portfolio that allows the Bank to terminate such servicing and, concomitantly, FCMC’s fee income from servicing the Portfolio; and

•	in part as a result of a tax basis transfer, the Company may incur significant income tax liabilities at termination of the Legacy Credit Agreement, liquidation of the Company or any of its direct or indirect subsidiary companies, or certain other Company events such as a de facto liquidation. The amount of any tax liability that the Company may incur is not certain since any such calculations need to be performed on a company by company basis and are influenced by a number of factors including, but not limited to, the ability to use prior year losses and future results of operations.

Restructuring Agreements.  In connection with the Restructuring, the Company and its subsidiaries have:

1.	Transferred of substantially all of the Portfolio in exchange for the REIT Securities.

Pursuant to the terms of a Transfer and Assignment Agreement, certain subsidiaries of the Company (the “Franklin Transferring Entities”) transferred approximately 83% of the Portfolio to a newly formed Delaware statutory trust (“New Trust”) in exchange for the following trust certificates (collectively, the “Trust Certificates”):

(a) an undivided 100% interest of the Bank’s portion of consumer mortgage loans (the “Bank Consumer Loan Certificate”);

(b) an undivided 100% interest in the Bank’s portion of consumer REO assets (the “Bank Consumer REO Certificate”, and together with the Bank Consumer Loan Certificate, the “Bank Trust Certificates”);

(c) an undivided 100% interest in the portion of consumer mortgage loan assets allocated to the M&I Marshall & Ilsley Bank (“M&I”) and BOS (USA) Inc. (“BOS”) (M&I and BOS collectively, the “Participants”) (the “Participants Consumer Loan Certificate”); and

(d) an undivided 100% interest in Participants’ portion of the consumer REO assets (the “Participants Consumer REO Certificate”, and together with the Participants Consumer Loan Certificate, the “Participants Trust Certificates”).

The Bank Trust Certificates represent approximately 83.27961% of the assets transferred to New Trust considered in the aggregate (such portion, the “Bank Contributed Assets”) and the Participants Trust Certificates represent approximately 16.72039% of the assets transferred to New Trust considered in the aggregate.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the Transfer and Assignment Agreement, the Franklin Transferring Entities made certain representations, warranties and covenants to New Trust related to the Portfolio. To the extent any Franklin Selling Entity breaches any such representations, warranties and covenants and the Franklin Transferring Entities are unable to cure such breach, New Trust has recourse against the Franklin Transferring Entities (provided that recourse to FCMC is limited solely to instances whereby FCMC transferred REO property FCMC did not own) (the “Reacquisition Parties”). In such instances, the Reacquisition Parties are obligated to repurchase any mortgage loan or REO property and indemnify New Trust, the Bank, the Administrator (as defined below), the holders of the Trust Certificates and the trustees to the trust agreement. The Franklin Transferring Entities provided representations and warranties, including but not limited to correct information, loans have not been modified, loans are in force, valid lien, compliance with laws, licensing, enforceability of the mortgage loans, hazardous substances, fraud, and insurance coverage. In addition, the Franklin Transferring Entities agreed to provide certain collateral documents for each mortgage loan and REO property transferred (except to the extent any collateral deficiency was disclosed to New Trust). To the extent any collateral deficiency exists with respect to such mortgage loan or REO property and the Franklin Transferring Entities do not cure such deficiency, the Reacquisition Parties shall be obligated to repurchase such mortgage loan. In connection with the reacquisition of any asset, the price to be paid by the Reacquisition Parties for such asset (the “Reacquisition Price”) shall be as agreed upon by the Administrator and the applicable Reacquisition Party; provided, however, should such parties not promptly come to agreement, the Reacquisition Price shall be as determined by the Administrator in good faith using its sole discretion.

The subsidiaries then transferred the Trust Certificates to a newly formed Delaware limited liability company, Franklin Asset, LLC, in exchange for membership interests in Franklin Asset, LLC. Franklin Asset, LLC then contributed the Bank Trust Certificates to a newly formed Delaware limited liability company, Franklin Asset Merger Sub, LLC, in exchange for membership interests in Franklin Asset Merger Sub, LLC (Franklin Asset, LLC retained the Participant Trust Certificates). Franklin Merger Sub, LLC merged with and into a Huntington National Bank wholly-owned subsidiary of the REIT (“REIT Sub”) and Franklin Asset, LLC received the REIT Securities having in the aggregate a value equal to the estimated fair market value of the loans underlying the Bank Trust Certificates, which as of March 31, 2009 was approximately $481.5 million, in exchange for its membership interests in Franklin Asset Merger Sub, LLC. The preferred REIT Securities have a liquidation value of $100,000 per unit and an annual cumulative dividend rate of 9% of such liquidation value. If there is a reacquisition required to be made by the Reacquisition Parties under the Transfer and Assignment Agreement, Franklin Asset, LLC will return such number of Class C Preferred Shares of Huntington Capital Financing Stock that is equal in value to the Reacquisition Price (as defined in the Transfer and Assignment Agreement).

2.	Amended and restated substantially all of its outstanding debt.

Pursuant to the terms of the Amended and Restated Credit Agreement (Legacy) (the “Legacy Credit Agreement”), the Company and its subsidiaries amended and restated substantially all of their indebtedness currently subject to a certain First Amended and Restated Forbearance Agreement and Amendment to Credit Agreements, dated December 19, 2008, and a certain First Amended and Restated Tribeca Forbearance Agreement and Amendment to Credit Agreements, dated December 19, 2008 (the “Forbearance Agreements”). As more fully described below, pursuant to the terms of the Legacy Credit Agreement, (1) the Participant Trust Certificates were collaterally assigned to the Bank as collateral for the loans as modified pursuant to the terms of the Legacy Credit Agreement (the “Restructured Loans”); (2) all net collections received by New Trust in connection with the portion of the Portfolio represented by the Bank Trust Certificates will be paid to the REIT Sub or its subsidiaries; (3) the REIT Securities were pledged to the Bank as collateral for the Restructured Loans; (4) the Company pledged seventy percent (70%) of the common equity in FCMC to the Bank as collateral for the Restructured Loans; and (5) Franklin Holding and FCMC were released from existing guarantees of the Restructured Loans, including Franklin Holding’s pledge of 100% of the outstanding shares of FCMC, in exchange for providing certain limited recourse guarantees relating to the Restructured

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans, wherein the Bank agreed to exercise only limited recourse against property encumbered by the pledge agreement (the “Pledged Collateral”) made in connection with the Legacy Credit Agreement, provided Franklin Holding and FCMC, respectively, any designee acting under the authority thereof or any subsidiary of either Franklin Holding or FCMC did not (i) commission any act fraud or material misrepresentation in respect of the Pledged Collateral; (ii) divert, embezzle or misapply proceeds, funds or money and/or other property relating in any way to the Pledged Collateral; (iii) breach any covenant under the Legacy Credit Agreement; or (iv) conduct any business activities to perform diligence services, to service mortgage Loans or REO Properties or any related activities, directly or indirectly, other than by FCMC and Franklin Credit Loan Servicing, LLC.

The terms of the Legacy Credit Agreement vary according to the three tranches of loans covered by the Legacy Credit Agreement. Tranche A includes outstanding debt in the approximate principal sum of $857 million bearing interest at a per annum rate equal to one month LIBOR plus 2.25% per annum, payable monthly in arrears on the outstanding principal balance of the related advances. Tranche B includes outstanding debt in the approximate principal sum of $410 million bearing interest at a per annum rate equal to one month LIBOR plus 2.75% per annum, payable monthly in arrears on the outstanding principal balance of the related advances. Tranche C includes outstanding debt in the approximate principal sum of $125 million bearing interest at a per annum rate equal to 15%, payable monthly in arrears on the outstanding principal balance of the related advances. In the event of a default, the applicable interest rate will increase to 5% over the rate otherwise applicable to the respective tranche.

All cash available for each tranche shall be used to pay cash interest to the extent cash is available, and any accrued interest for which cash is not available will be added to the principal sum of such tranche. Cash payments on each tranche will be made from: (i) any cash or other assets of the borrowers (Tribeca and certain subsidiaries of Tribeca and Franklin Credit Asset Corporation), (ii) dividends and distributions on the REIT Securities, all of which shall be applied as a non pro rata distribution solely to the Bank’s pro rata share of such tranche (until paid in full), (iii) all distributions made by New Trust on the Participant Trust Certificates, all of which shall be applied as a non pro rata distribution to the Participants’ pro rata shares of such tranche (until paid in full), and (iv) from any proceeds received from any other collateral, which will be applied pursuant to a waterfall provision described more fully in the Legacy Credit Agreement. The borrowers will not be required to make scheduled principal payments, provided that all amounts received by any borrower in excess of accrued interest, whether from collateral or otherwise, shall be applied to reduce the principal sum. All remaining principal and interest will be due and payable at maturity of the Legacy Credit Agreement on March 1, 2012. Based on the current cash flows described above, it is not expected that the Company will be able to repay remaining principal and interest due on March 1, 2012. Under such circumstances, the Bank would have all available rights and remedies under the Legacy Credit Agreement.

The Legacy Credit Agreement contains representations, warranties, covenants and events of default (“The Legacy Credit Agreement Defaults”) that are customary in transactions similar to the restructuring. Some, but not all, of the Legacy Credit Agreement defaults will create an event of default under the Licensing Credit Facility and the Servicing Agreement (as defined below). In addition, the Company has agreed to seek shareholder approval to amend the Certificate of Incorporation of FCMC to delete the provision, adopted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware in connection with the Company’s December 2008 corporate reorganization, that requires the approval of the stockholders of Franklin Holding in addition to the stockholders of FCMC for any action or transaction, other than the election or removal of directors, that would require the approval of the stockholders of FCMC. If such amendment is not passed on or prior to June 30, 2009, which will require approval by holders of at least two thirds of the shares of the Company then entitled to vote at an election of directors, the failure to pass such amendment shall constitute an event of default under the Legacy Credit Agreement. Under such circumstances, the Bank would be entitled to foreclose on all of the assets of the Company, including on Franklin Holdings’ pledge of 70% of the stock of FCMC.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Legacy Credit Facility is secured by a first priority security interest in (i) the REIT Shares; (ii) the Participant Trust Certificates; (iii) an undivided 16.72039% interest in the consumer mortgage loans and REO properties transferred to New Trust; (iv) 70% of all equity interests in FCMC, and 100% equity interests in all other direct and indirect subsidiaries of Franklin Holding, pledged by Franklin Holding (subject to partial releases of such equity interests under “Cumulative Collective Targets” under the terms relating to the Servicing Agreement); (v) all amounts owing pursuant to any deposit account or securities account of any Company entities bound to the Legacy Credit Facility (other than Franklin Holding), (vi) a first mortgage in real property interests at 6 Harrison Street, Unit 6, New York, New York; (vii) all monies owing to any borrower from any taxing authority; (viii) any commercial tort or other claim of FCMC, Holding, or any borrower, including FCMC’s right, title and interest in claims and actions with respect to certain loan purchase agreements and other interactions of FCMC with various entities engaged in the secondary mortgage market; (ix) certain real property interests of FCMC in respect to the proprietary leases under the existing Forbearance Agreements if not transferred to New Trust; (x) a second priority lien on cash collateral held as security for the Licensing Facility to FCMC; and (xi) any monies, funds or sums due or received by any Borrower in respect of any program sponsored by any Governmental Authority, any federal program, federal agency or quasi-governmental agency, including without limitation any fees received, directly or indirectly, under the U.S. Treasury Homeowners Affordability and Stability Plan. Any security agreement, acknowledgement or other agreement in respect of a lien or encumbrance on any asset of New Trust shall be non-recourse in nature and shall permit New Trust to distribute, without qualification, 83.27961% of all net collections received by New Trust to the REIT Sub and its subsidiaries irrespective of any event or condition in respect of the Legacy Credit Agreement.

All collections received by New Trust, provided that an event of default has not occurred and is continuing, shall go first to the payment of monthly servicing fees, which shall be paid one month in advance, under the Servicing Agreement and then to (i) Administration Fees, expenses and costs (if any), (ii) pro rata to the owner trustee, certificate trustee and each custodian for any due and unpaid fees and expenses of such trustee and/or custodian, and (iii) to the pro-rata ownership of the Trust Certificates. All amounts received pursuant to the Participants Trust Certificates shall be distributed pursuant to the applicable “Waterfall” provisions.

3.	Entered into an amended and restated credit agreement to fund FCMC’s licensing obligations and working capital.

Franklin Holding and FCMC have entered into an Amended and Restated Credit Agreement (Licensing) (the “Licensing Credit Agreement”) which includes a credit limit of $13,500,000, composed of a secured (i) revolving line of credit (“Revolving Facility”) up to the principal amount outstanding at any time of $2,000,000, (ii) up to the aggregate stated amount outstanding at any time for letters of credit of $6,500,000, and (iii) a draw credit facility (“Draw Facility”) up to the principal amount outstanding at any time of $5,000,000. The Revolving Facility and the letters of credit shall be used to assure that all state licensing requirements of FCMC are met and to pay approved expenses of the Company. The Draw Facility shall be used to provide for working capital of FCMC, and amounts drawn and repaid under this facility cannot be reborrowed.

The principal sum shall be due and payable in full on the earlier of the date that the Licensing Agreement is due and payable in full pursuant to the terms of this facility, whether by acceleration or otherwise, or at maturity on March 29, 2010. Advances under the Revolving Facility shall bear interest at the one-month reserve adjusted LIBOR Rate plus a margin of 8%. Advances under the Draw Facility shall bear interest at the one-month reserve adjusted LIBOR Rate plus a margin of 6%. Interest on both the Revolving Facility and the Draw Facility shall be paid prior to any distributions pursuant to stock ownership or stock pledges of equity interests in FCMC. After any default, all advances and letters of credit shall bear interest at 5% in excess of the rate of interest then in effect.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Licensing Credit Agreement contains warranties, representations, covenants and events of default that are customary in transactions similar to the restructuring.

The Licensing Facility is secured by (i) a first priority security interest in FCMC’s cash equivalents in a controlled account maintained at the Bank in an amount satisfactory to the Bank, but not less than $8,500,000, (ii) blanket existing lien on all personal property of FCMC, (iii) a second mortgage in real property interests at 6 Harrison Street, Unit 6, New York, New York, (iv) a first Mortgage in certain real property interests at 350 Albany Street, New York, New York; and (v) any monies or sums due FCMC in respect of any program sponsored by any Governmental Authority, including without limitation any fees received, directly or indirectly, under the U.S. Treasury Homeowners Affordability and Stability Plan.

The Draw Facility is guaranteed by Thomas J. Axon, Chairman of the Board of Directors and a principal stockholder of the Company. Mr. Axon’s Guaranty shall be secured by a first priority and exclusive lien on commercial real estate, at a loan to value ratio satisfactory to the Bank. In consideration for his guaranty, the Bank and the Company’s Audit Committee each has consented to the payment to Mr. Axon equal to 10% of FCMC’s common shares, subject to a further payment of up to an additional 10% in FCMC’s common shares should the pledge of common shares of FCMC by Franklin Holding to the Bank be reduced upon attainment by FCMC of certain net collection targets set by the Bank with respect to the Portfolio.

4.	Entered into a servicing agreement with the New Trust.

The servicing agreement (the “Servicing Agreement”) governs the servicing by FCMC, as the servicer (the “Servicer”) of the Portfolio transferred to New Trust. New Trust and/or the Bank as the administrator of New Trust (the “Administrator”) have significant control over all aspects of the servicing of the Portfolio based on (i) a majority of the Servicer’s actions or Servicer’s utilization of any subservicer or subcontractor is contingent on the Servicer receiving explicit instructions or consent from New Trust or Administrator, (ii) compliance with work rules and an approval matrix provided by the Bank and (iii) monthly meetings between New Trust and the Servicer.

All collections by the Servicer are remitted to a collection account and controlled through the Bank’s lockbox account. The Administrator shall transfer the collection amounts from the lockbox account to a certificate account whereby the funds shall flow through the trust agreement’s “Waterfall” as described above. The Servicer’s servicing fees and servicing advance reimbursements are paid in advance provided an event of default has not occurred. If an event of default has occurred, the Servicer’s servicing fees and servicing advances are the third remittance in the “Waterfall,” following remittances for payment of Administrator, custodian and trustee fees.

New Trust’s indemnification obligation to the Servicer is limited to the collections from the Portfolio. In addition, the Servicer will be indemnified by New Trust only for a breach of corporate representations and warranties or if the Administrator forces the Servicer to take an action that results in a loss to the Servicer.

The Servicer is required to maintain net worth of approximately $7.6 million and net income before taxes of $800,000 for the most recent twelve month period or an event of default will be deemed to have occurred. In addition to typical servicer events of default and the defaults listed above, the Servicing Agreement contains the following events of default: (i) certain defaults under the Legacy Loan Agreement would trigger an event of default under the Servicing Agreement, (ii) failure to adopt a servicing action plan as directed by the Administrator would trigger an event of default, (iii) any event of default under the Licensing Loan Agreement would trigger an event of default under the Servicing Agreement, and (iv) failure of Servicer to satisfy certain gross collection targets if determined to be the result of a failed servicing practice as determined by the Bank per a servicing audit would trigger an event of default.

The Servicing Agreement shall have an initial term of three years which may be extended for one or two additional one year periods at the sole discretion of New Trust. During the first year of the agreement, Servicer

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shall receive a termination fee for each loan to the extent the servicing is terminated by the Bank for any reason other than a default under the terms of the servicing agreement. During the term of the servicing agreement, FCMC may not enter into any other third-party servicing agreements to service any other assets that could likely impair its ability to service the Portfolio without the consent of the Bank, which cannot be unreasonably withheld.

Amendment to Bosco Servicing Agreement

On February 27, 2009, the Company entered into an amendment (the “Amendment”) to its servicing agreement, dated as of May 28, 2008, by and between Franklin Credit and Bosco. The Amendment revises the order of priority of distributions to be made by the administrative agent for Bosco’s lenders. Specifically, the Amendment provides that, for the next 12 months, Franklin’s monthly servicing fee will be paid only after a monthly loan modification fee of $29,167 is paid to Bosco’s lenders. Additionally, the Amendments provide that, on each monthly payment date, if the aggregate amount of net collections is less than $1 million, 25% of Franklin’s servicing fee will be paid only after certain other monthly distributions are made, including, among other things, payments made by Bosco to repay its third-party indebtedness. The term of this provision is indefinite. If the amount of collections is not sufficient to make the required payments in any given month, the unpaid servicing fees due to Franklin, or portions thereof, will accrue and become due and payable the next month or in future months.