Form 10-Q
period 2009-03-31
FRANKLIN CREDIT HOLDING CORP/DE/
filed 2009-06-19
CIK 831246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 12, 2009: 8,025,295

FRANKLIN CREDIT HOLDING CORPORATION
FORM 10-Q

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2009
	(Unaudited)	December 31, 2008
ASSETS
Cash and cash equivalents	$23,966,491	$21,426,777
Restricted cash	21,250,154	27,890,706
Investment in REIT securities at fair value	477,316,409	—
Investment in trust certificates at fair value	95,832,753	—
Mortgage loans and real estate held for sale	477,316,409	—
Notes Receivable:
Principal	—	1,021,648,291
Purchase discount	—	(9,777,475)
Allowance for loan losses	—	(471,093,159)

Net notes receivable	—	540,777,657

Notes receivable held for sale, net	4,295,571	—
Originated loans held for investment:
Principal, net of deferred fees and costs	—	391,704,319
Allowance for loan losses	—	(49,876,092)

Originated loans held for investment, net	—	341,828,227

Accrued interest receivable	—	10,055,241
Other real estate owned	—	60,748,390
Deferred financing costs, net	7,657,664	7,824,432
Other receivables	1,410,521	7,028,334
Building, furniture and equipment, net	2,016,348	2,042,436
Income tax receivable	2,259,539	2,126,590
Other assets	507,085	634,652

Total assets	$1,113,828,944	$1,022,383,442

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Liabilities:
Notes payable, net of debt discount of $201,451 at March 31, 2009 and $205,976 at December 31, 2008	$1,410,875,630	$1,442,126,964
Financing agreements	2,933,679	1,958,011
Nonrecourse liability	477,316,409	—
Accounts payable and accrued expenses	18,855,151	15,056,870
Terminated derivative liability	8,200,000	—
Derivative liabilities, at fair value	18,572,476	27,753,436

Total liabilities	1,936,753,345	1,486,895,281

Commitments and Contingencies

Stockholders’ (Deficit):
Preferred stock, $0.01 par value; authorized 3,000,000; issued and outstanding: none	—	—
Common stock and additional paid-in capital, $0.01 par value, 22,000,000 authorized shares; issued and outstanding: 8,025,295 at March 31, 2009 and 8,025,295 at December 31, 2008	21,736,965	23,383,120
Noncontrolling interest in subsidiary	1,710,490	—
Accumulated other comprehensive (loss)	(23,846,047)	(27,753,436)
Retained (deficit)	(822,525,809)	(460,141,523)

Total stockholders’ (deficit)	(822,924,401)	(464,511,839)

Total liabilities and stockholders’ (deficit)	$1,113,828,944	$1,022,383,442

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Revenues:
Interest income	$16,454,325	$32,320,130
Purchase discount earned	392,127	781,341
(Loss) on mortgage loans and real estate held for sale	(282,593,653)	—
(Loss) on valuation of investment in trust certificates and notes receivable held for sale	(62,651,940)	—
Gain on sale of other real estate owned	374,344	90,816
Servicing fees and other income	2,509,557	2,022,723

Total (losses)/revenues	(325,515,240)	35,215,010

Operating Expenses:
Interest expense	17,683,156	22,882,009
Collection, general and administrative	18,692,995	9,623,169
Provision for loan losses	169,479	8,655,825
Amortization of deferred financing costs	166,768	255,839
Depreciation	156,648	316,626

Total expenses	36,869,046	41,733,468

(Loss) before provision for income taxes	(362,384,286)	(6,518,458)
Income tax (benefit)	—	—

Net (loss)	$(362,384,286)	$(6,518,458)

Net (loss) per common share:
Basic	$(45.33)	$(0.82)

Diluted	$(45.33)	$(0.82)

Weighted average number of shares outstanding:
Basic	7,994,045	7,970,295

Diluted	7,994,045	7,970,295

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT HOLDING AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

	Common Stock and
	Additional Paid-in Capital
			Accumulated
			Other	Noncontrolling
			Comprehensive	Interest	Retained
	Shares	Amount	Loss	in Subsidiary	(Deficit)	Total
BALANCE, JANUARY 1, 2009	8,025,295	$23,383,120	$(27,753,436)	$—	$(460,141,523)	$(464,511,839)

Stock-based compensation	—	64,335	—	—	—	64,335
Noncontrolling interest in subsidiary		(1,710,490)	—	1,710,490	—	—
Amortization — unrealized loss on derivatives	—	—	3,907,389	—	—	3,907,389
Net (loss)	—	—	—	—	(362,384,286)	(362,384,286)

BALANCE, MARCH 31, 2009	8,025,295	$21,736,965	$(23,846,047)	$1,710,490	$(822,525,809)	$(822,924,401)

     For the quarter ended March 31, 2009, the total comprehensive loss amounted to $358,476,897, which was comprised of the net loss of $362,384,286 and amortization of unrealized loss on derivatives of $3,907,389.
See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(362,384,286)	$(6,518,458)
Adjustments to reconcile income to net cash provided by/(used in) operating activities:
Gain on sale of other real estate owned	(374,344)	(90,816)
Depreciation	156,648	316,626
Amortization of deferred costs and fees on originated loans	48,215	(136,351)
Loss on mortgage loans and real estate held for sale	282,593,653	—
Market valuation on investment in trust certificates and notes receivable held for sale	62,651,940	—
Amortization of deferred financing costs	166,768	255,839
Amortization of debt discount and success fees	4,525	6,839
Non-cash compensation	64,335	65,146
Purchase discount earned	(392,127)	(781,341)
Provision for loan losses	169,479	8,655,825
Changes in operating assets and liabilities:
Accrued interest receivable	1,322,687	1,426,704
Other receivables	1,992,609	(90,556)
Income tax receivable	(132,949)	444,332
Other assets	(7,281,784)	21,705
Transfer to fixed assets	(127,190)	—
Accounts payable and accrued expenses	3,798,281	(7,509,374)
Terminated derivative liability	8,200,000	—

Net cash (used in) operating activities	(9,523,540)	(3,933,880)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/decrease in restricted cash	6,640,552	(1,029,310)
Principal collections on notes receivable	10,622,170	26,132,881
Principal collections on loans held for investment	5,857,079	19,752,241
Investment in short-term securities	—	(48,910)
Putback of acquired notes receivable	—	123,591
Proceeds from sale of other real estate owned	19,227,015	7,359,816
Purchase of building, furniture and equipment	(3,370)	—

Net cash provided by investing activities	42,343,446	52,290,309

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of notes payable	(31,255,859)	(49,520,489)
Proceeds from financing agreements	975,667	87,822
Principal payments of financing agreements	—	(387,529)

Net cash (used in) financing activities	(30,280,192)	(49,820,196)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,539,714	(1,463,767)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,426,777	18,266,066

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,966,491	$16,802,299

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$11,954,108	$26,041,731

Cash payments for taxes	$201,408	$131,665

NON-CASH INVESTING AND FINANCING ACTIVITY:

Transfer from notes receivable and loans held for investment to OREO	$20,566,413	$21,290,396

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Overview
March 2009 Restructuring
     Effective March 31, 2009, Franklin Credit Holding Corporation (“Franklin Holding”), and certain of its consolidated direct and indirect subsidiaries (together with Franklin Holding, the “Company”), including Franklin Credit Management Corporation (“FCMC”) and Tribeca Lending Corp. (“Tribeca”), entered into a series of agreements (collectively, the “Restructuring Agreements”) with The Huntington National Bank (the “Bank,” Lead Lending Bank” or “Huntington”), successor by merger to Sky Bank, pursuant to which the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured pursuant to a legacy credit agreement (the “Legacy Credit Agreement”), approximately 83% of the Company’s portfolio of subprime mortgage loans and owned real estate, acquired through foreclosure, was transferred to Huntington Capital Financing, LLC (the “REIT”), a real estate investment trust wholly-owned by the Bank, and FCMC entered into a market-rate servicing agreement (the “Servicing Agreement”) with the Bank (the “Restructuring”). In connection with the Restructuring, the Company in April 2009 engaged in a number of cost-savings measures, including across the board salary reductions and reductions in staff that should result in improved financial performance of FCMC, its servicing subsidiary company.
     As a result of the Restructuring and the corporate reorganization that took effect December 19, 2008, FCMC, the servicing company within the Franklin consolidated group of companies, has positive net worth.
     From the perspective of the Company and its stockholders, the Restructuring accomplished a number of objectives, including:
•	entry into a market-rate servicing agreement with the Bank (with an initial term of three years, which can be terminated by the Bank for any reason and at any time) as certificate trustee and administrator of a trust, Franklin Mortgage Asset Trust 2009-A (the “Trust”), in which its wholly-owned subsidiary real estate investment trust, Huntington Capital Financing, LLC (the “REIT”), holds approximately 83% of the Trust’s certificates, that will enable FCMC, which houses the Company’s servicing business, to generate fee income from servicing approximately 83% of the Company’s portfolio of subprime mortgage loans and owned real estate which was effectively transferred to the balance sheet of Huntington in the form of certificates issued by the Trust and replaced by common shares and approximately $475 million in preferred shares in the Bank’s REIT (together, the “REIT Securities”), the preferred shares having an annual cumulative dividend rate of 9%, and, the remaining approximately 17% of the subprime mortgage loans retained and beneficially owned by the Company (collectively, the “Portfolio”);

•	release of 30% of the equity in FCMC from the Company’s pledges to the Bank (of which 10% of the equity in FCMC has been transferred to Thomas J. Axon, Chairman and President, and principal stockholder of the Company), with the possibility of release of up to an additional 50% based on cash collections from servicing of the Portfolio over the next five years (subject to a further transfer of up to an additional 10% of the equity in FCMC to Mr. Axon);

•	principal and interest payments on approximately $1.4 billion of the legacy debt owed to the Bank and its participant banks are only due and payable principally to the extent of (a) dividends declared and paid on the preferred REIT shares and 70%, or potentially less with a maximum reduction to 20%, of the amounts distributed by FCMC to Franklin Holding and (b) distributions made by the Trust on approximately 17% of the trust certificates held by the Company;

•	the Bank’s recourse against FCMC and Franklin Holding under the Legacy Credit Agreement is limited to 20% to 70% of FCMC’s common equity, which range is based upon the net amounts collected, including net proceeds from the sale of any portion of the Portfolio, during specified time periods through FCMC’s servicing of the Portfolio, a first lien on an office condominium unit, and a second priority lien on cash collateral held as security for revolving credit and letters of credit under a new separate joint credit facility with the Bank for FCMC and Franklin Holding. The Bank also will be entitled to receive 70% of the income distributions and dividends from FCMC, which may also be reduced to 20% based upon net amounts having been collected on the Portfolio over certain time periods, which will be used to make interest and/or principal payments on the debt owed to the Bank;

•	entry into an amended $13.5 million credit facility with the Bank (the “Licensing Credit Agreement”); including a $5 million draw facility; a $2 million revolving facility; and, a $6.5 million letter of credit facility to support various servicer licenses; and,

•	enabling of FCMC to seek additional third-party sub-servicing contracts in order to capitalize on its servicing and collection expertise and build its servicing revenue stream.
     In order to accomplish these objectives, the Company (a) effectively gave up ownership of a portion of FCMC, ranging from a minimum of 20% to a maximum of 70%, which will be transferred to the Bank at maturity of the Company’s Legacy Credit Agreement, unless otherwise agreed by the Bank; (b) transferred 10% of its ownership of FCMC to the Company’s principal stockholder, Thomas J. Axon, for providing guaranties and pledges that were a condition of the Restructuring, with a potential increase of up to an additional 10% upon the attainment of certain collection targets set by the Bank; and (c) agreed to a tax-free transfer of the Company’s tax basis in the loans and real estate owned properties that were effectively transferred to the Bank.
     In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $837.9 million of debt has been paid in full.
     Pursuant to the terms of the Legacy Credit Agreement, the Company sought shareholder approval to amend the Certificate of Incorporation of FCMC to delete the provision, adopted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware in connection with the Company’s December 2008 corporate reorganization, that requires the approval of the stockholders of Franklin Holding in addition to the stockholders of FCMC for any action or transaction, other than the election or removal of directors, that would require the approval of the stockholders of FCMC. On June 17, 2009, such amendment was approved, at Franklin Holding’s Annual Meeting of Shareholders, by the holders of more than two-thirds of the shares of Franklin Holding entitled to vote at an election of directors.

     The Restructuring did not include approximately $40.7 million of the Company’s debt (the “Unrestructured Debt”), which remains subject to the original terms of the Franklin forbearance agreement entered into with the Bank in December 2007 and subsequent amendments thereto (the “Franklin Forbearance Agreement”) and the Franklin 2004 master credit agreement. On April 20, 2009, Franklin Holding, and certain of its direct and indirect subsidiaries, including Franklin Credit Management Corporation (FCMC) and Franklin Credit Asset Corporation (“Franklin Asset”) entered into an amendment of the Franklin Forbearance Agreement and Franklin 2004 master credit agreement (the “Amendment”) with the Bank relating to the Unrestructured Debt. Under the Amendment, the forbearance period with respect to the Unrestructured Debt was extended from May 15, 2009 to June 30, 2009, and the Bank agreed to forbear, during the forbearance period, with respect to any defaults past or present with respect to any failure to make scheduled principal and interest payments to the Bank (“Identified Forbearance Default”) relating to the Unrestructured Debt. In particular, during the forbearance period, the Bank, absent the occurrence and continuance of a forbearance default other than an Identified Forbearance Default, will not initiate collection proceedings or exercise its remedies in respect of the Unrestructured Debt or elect to have interest accrue at the stated rate applicable after default. In addition, the Amendment confirms that FCMC is not obligated to the Bank with respect to the Unrestructured Debt and that any references to FCMC in the Franklin 2004 master credit agreement governing the Unrestructured Debt are amended to refer to Franklin Asset.
     Upon expiration of the forbearance period under the Amendment, in the event that the Unrestructured Debt with the Bank remains outstanding, the Bank, with notice, could call an event of default under the Legacy Credit Agreement. The Licensing Credit Agreement and the Servicing Agreement do not include cross-default provisions that would be triggered by such a default. The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets of FCMC (except for a first lien of the Bank on an office condominium unit and a second priority lien of the Bank on cash collateral held as security under the Licensing Credit Agreement) and the unpledged portion of FCMC’s stock.
     The Franklin Forbearance Agreement and the Tribeca forbearance agreement (together, the “Forbearance Agreements”), which, except for approximately $40.7 million of the Company’s debt that remains subject to the original terms of the debt agreements, with its lead lending bank have been replaced effective March 31, 2009 by the Restructuring Agreements.
     For a fuller discussion of the foregoing, see “Management’s Discussion and Analysis — Borrowings — Restructuring Agreements with Lead Lending Bank.”
     As used herein, references to the “Company,” “Franklin,” “we,” “our” and “us” refer to Franklin Credit Holding Corporation, collectively with its subsidiaries.
Going Concern Uncertainty – Franklin Holding
     The Company has been and continues to be operating in an extraordinary and difficult environment, and has been significantly and negatively impacted by the unprecedented credit and economic market turmoil, and more recently, the recessionary economy. Particularly impacting Franklin has been the severe deterioration in the U.S. housing market and the nearly complete shutdown of the mortgage credit market for borrowers without excellent credit histories, and more recently the recessionary economy with increasing unemployment. These unprecedented market conditions have adversely affected the Company’s portfolio of residential mortgage loans, particularly our second-lien mortgage loans, delinquencies, provisions for loan losses, operating losses and cash flows, which have resulted in a significant stockholders’ deficit of $822.9 million at March 31, 2009. The Company has been, since the latter part of 2007, expressly prohibited by the Bank from acquiring or originating loans. In addition, the Company’s Restructuring Agreements with the Bank contain affirmative covenants that the Company’s servicing subsidiary, FCMC, be licensed, qualified and in good standing, where required, and that it maintain its licenses to service mortgage loans and real estate owned properties serviced under the Servicing Agreement entered into in connection with the Restructuring. Any event of default under the Restructuring Agreements, or failure to successfully renew the Restructuring Agreements or enter into new credit facilities with Huntington prior to their scheduled maturity, could entitle Huntington to declare the Company’s indebtedness immediately due and payable and result in the transfer of the remaining loans pledged to Huntington to a third party. Moreover, an event of default under the Licensing Credit Agreement and Servicing Agreement, and certain events of default under the Legacy Credit Agreement, including defaults under provisions relating to enforceability, bankruptcy, maintenance of collateral and lien positions, and certain negative covenants typical for agreements of this nature, could result in the transfer of the Company’s sub-servicing contract as servicer of its loans. Without the continued cooperation and assistance from Huntington, the consolidated Franklin Holding’s ability to continue as a viable business is in doubt, and it may not be able to continue as a going concern. These matters raise substantial doubt about Franklin Holding’s ability to continue as a going concern.
Operating Losses and Stockholders’ Deficit
     The Company had a consolidated net loss of $362.4 million for the three months ended March 31, 2009. The net loss for the first quarter of 2009 was driven principally by the Restructuring Agreement entered into with the Bank effective March 31, 2009. As part of the Restructuring, the Company transferred approximately 83%, or approximately $760 million, of its portfolio of subprime mortgage loans and owned real estate (in the form of trust certificates issued by the Trust) and received preferred and common stock in the amount of $477.3 million in Huntington’s REIT. Because the transfer of the trust certificates is treated as a financing for accounting purposes, the mortgage loans and real estate remained on the Company’s balance sheet classified as mortgage loans and real estate held for sale securing the nonrecourse liability in an equal amount. The loss, therefore, represented a writedown to fair market value of the mortgage loans and real estate held for sale. The carrying value of the remaining approximately 17%, or $151.2 million, of its portfolio of subprime mortgage loans and owned real estate was also transferred to the Trust as part of the Restructuring in exchange for trust certificates that are held by the Company, and was reclassified as “investments available for sale” and, therefore, recorded at fair value approximating $95.8 million on March 31, 2009. In addition, the Company classified as “notes receivable held for sale” loans with a carrying value of approximately $11.4 million of the Company’s remaining subprime mortgage loans not subject to the Restructuring, which collateralizes the debt that remains subject to the original terms of the forbearance and 2004 master credit agreements (the Unrestructured Debt) and, as a result recognized a loss of $7.3 million, which was recorded as loss on valuation of investment in trust certificates and notes receivable held for sale.
Licenses to Service Loans and December 2008 Corporate Reorganization
     The requirements imposed by state mortgage finance licensing laws vary considerably. In addition to the requirement for a license to engage in mortgage origination and brokerage activities, many mortgage licensing laws impose a licensing obligation to service residential mortgage loans. Further, certain state collection agency licensing laws require entities collecting on current, delinquent or defaulted loans for others or to acquire such loans to be licensed as well. Once these licenses are obtained, state regulators impose additional ongoing obligations on licensees, such as maintaining certain minimum net worth or line of credit requirements. Generally, net worth is determined on a GAAP basis with the minimum net worth varying from state to state. The highest state minimum net worth requirement is $250,000 (we note that under proposed regulations to the new servicing registration law in New York, effective July 1, 2009, the net worth requirement for New York State would be the greater of 1% of the outstanding principal balance of New York loans serviced or $250,000). Further, in limited instances, the net worth calculation may not include recourse on any contingent liabilities. If the Company’s servicing subsidiary, FCMC, does not, among other things, meet these minimum net worth or line of credit requirements, state regulators may revoke or suspend FCMC’s licenses and prevent FCMC from continuing to service loans in such states, which would adversely affect FCMC’s operations and financial condition and ability to attract new servicing customers. As of March 31, 2009, we believe that FCMC has net worth in excess of that which is required to maintain its licenses, both in accordance with GAAP and with requirements of those states that exclude the portion of its assets pledged to secure the obligations of any other person or entity.
     While at December 31, 2008, FCMC had positive net worth in accordance with GAAP, its deficit net worth during 2008 resulted in FCMC’s noncompliance with the requirements to maintain certain licenses in approximately 21 states. The regulators in these states could have taken a number of possible corrective actions in response to FCMC’s noncompliance, including license revocation or suspension, requirement for the filing of a corrective action plan, denial of an application for a license renewal or a combination of the same, in which case FCMC’s business would have been adversely affected. As a consequence of its deficit net worth, FCMC was contacted by four state regulators to address its noncompliance with state laws. In October 2008, FCMC was notified of such noncompliance by the state of West Virginia and, as a result, entered into an Assurance of Voluntary Compliance with the state’s Commissioner of Banking to assure the state that, as of November 30, 2008, FCMC would meet the state’s statutory minimum net worth requirement of $250,000. In November 2008, the state of Ohio issued a Notice of Intent to Refuse Renewal unless FCMC explained how it would meet the state’s minimum net worth requirement of $50,000. On December 2, 2008, the state of Washington notified FCMC that the processing of its collection agency license renewal was being delayed pending the state’s review of FCMC’s off-balance sheet liabilities to its corporate affiliate. Finally, on January 14, 2009, the state of Wisconsin issued FCMC a Letter of Reprimand that cited its failure in 2008 to maintain the minimum net worth required of mortgage bankers registered in the state.
     In order to address these and other issues, in December 2008, FCMC completed a reorganization of its company structure for the principal purpose of restoring the required minimum net worth under FCMC’s licenses to ensure that FCMC is able to continue to service mortgage loans. Effective December 19, 2008, Franklin Holding became the parent company of FCMC in the adoption of a holding company form of organizational structure. This reorganization (the “Reorganization”) resulted in FCMC, which holds the Company’s servicing platform, having positive net worth as a result of having assigned and transferred to a newly formed sister company ownership of the entities that held beneficial ownership of the Company’s loan portfolios and the related indebtedness and accordingly, being able to comply with applicable net worth requirements to maintain licenses to service and collect loans in various jurisdictions; and, is expected to enhance FCMC’s ability to grow its servicing business. Other than the difference in their names, the certificate of incorporation, by-laws, authorized capital stock, outstanding capital stock, board of directors and officers of Franklin Holding are the same as those of FCMC prior to the reorganization. No post-merger exchange of stock certificates was necessary, and the outstanding shares of FCMC common stock have been automatically converted into an equal number of shares of Franklin Holding common stock.
     The business operations and financial condition of the Company taken as a whole, including FCMC, which holds the servicing platform, on a consolidated basis, including the Company’s consolidated substantial negative net worth, did not change as a result of the Reorganization. However, the resulting financial condition of Franklin Credit Management Corporation changed, inasmuch as it had positive net worth at December 31, 2008 and at March 31, 2009.

     Upon its compliance with the state’s minimum net worth requirement as a result of the Reorganization, FCMC’s West Virginia license was renewed on December 30, 2008. Ohio terminated its Notice of Intent to Refuse Renewal on January 8, 2009. The state of Wisconsin also noted that FCMC had tangible net worth in excess of $250,000 by December 31, 2008. On June 12, 2009, FCMC was notified that its Washington state collection agency license was renewed. The Company, however, may be subject to future regulatory action in three other states, Michigan, Illinois and Massachusetts, because in those states the net worth calculation may not include recourse on any contingent liabilities, which prior to March 31, 2009, would have caused FCMC’s net worth to be deemed negative by those states. As of March 31, 2009, we believe that FCMC has net worth in excess of that which is required to maintain its licenses in such states. In the summer of 2008, FCMC formed a wholly-owned subsidiary, Franklin Credit Loan Servicing, LLC, a Delaware limited liability company (and following the Reorganization, a wholly-owned subsidiary of the Company), which does not have any liabilities or pledged assets and, therefore, is expected to become licensed in those three states and in the event that such states determine that FCMC does not meet the applicable net worth requirements, Franklin Credit Loan Servicing, LLC would, upon licensure, service loans in such states so that the Company overall has the required licenses to operate in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. Under the Servicing Agreement entered into on March 31, 2009 as part of the Restructuring with the Huntington National Bank, it would be an event of default if FCMC failed to maintain its license to do business in any jurisdiction where any mortgaged property or other real estate owned (“OREO”) property serviced under the servicing agreement is located and such failure continues unremedied for ten (10) days, which, if the same were to occur, would entitle the Bank to terminate the Servicing Agreement. In addition, with notice in connection with such a default, the Bank could also call an event of default under the Licensing Credit Agreement and the Legacy Credit Agreement entered into in connection with the Restructuring, which, among other remedies, would entitle the Bank to foreclose on the assets of the Company pledged to the Bank, including on Franklin Holding’s pledge of 70% of the common stock of FCMC.
Delisting – The Nasdaq Capital Market
     Effective with the opening of stock market trading on April 22, 2009, the Company’s common stock has been quoted on the OTC Bulletin Board under the trading symbol “FCMC.OB.” Additionally, in May 2009, the Company’s trading symbol was changed to “FCMCE.OB” to reflect its delinquency in not filing this Form 10-Q for the quarterly period ended March 31, 2009 in a timely manner. However, as the date of this filing is within the applicable grace period to restore compliance with the OTC Bulletin Board filing requirements, which was set to expire June 22, 2009, upon verification by the OTC Bulletin Board, we will be able to avoid the removal of our security from the OTC Bulletin Board and have the fifth character “E” removed from our trading symbol. Our common stock was delisted from The Nasdaq Capital Market as of November 3, 2008, and was quoted under the stock symbol “FCMC.PK” on the “Pink Sheets,” a centralized quotation service for over-the-counter securities, until April 22, 2009. Prior to November 3, 2008, the Company’s common stock traded on The Nasdaq Capital Market.
Franklin’s Business
     The Company’s operating business is conducted principally through FCMC (a subsidiary company of Franklin), which is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, and in the analysis, pricing, due diligence and acquisition of residential mortgage portfolios, for third parties. The portfolios serviced for other entities, as of March 31, 2009, principally for The Huntington National Bank (loans previously acquired and originated by Franklin and transferred to the Trust), primarily consist of first and second-lien loans secured by 1-4 family residential real estate that generally fell outside the underwriting standards of Fannie Mae and Freddie Mac and involve elevated credit risks as a result of the nature or absence of income documentation, limited credit histories, higher levels of consumer debt or credit difficulties.
     In the past year, through our servicing subsidiary, FCMC, we have been seeking to begin providing services for third parties, on a fee-paying basis, which are directly related to our servicing operations and our portfolio acquisition experience with residential mortgage loans. We are actively seeking to (a) expand our servicing operations to provide servicing and collection services to third parties, particularly specialized collection services, and (b) capitalize on our experience to provide customized, comprehensive loan analysis and in-depth end-to-end transaction and portfolio management services to the residential mortgage markets. Some of these services include, in addition to servicing loans for others, performing 1-4 family residential portfolio stratification and analysis, pricing, due diligence, closing, and collateral transfer. These new business activities are subject to the consent of the bank, and we may not be successful in entering into or implementing any of these businesses in a meaningful way.
     On May 28, 2008, FCMC entered into various agreements (the “Servicing Agreements”) to service on a fee-paying basis approximately $245 million in residential home equity line of credit mortgage loans for Bosco Credit LLC (“Bosco”). Bosco was organized by FCMC. The membership interests in Bosco include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members of that entity. The loans that are subject to the Servicing Agreements were acquired by Bosco on May 28, 2008, and the financing for Bosco was provided by a group of lenders led by The Huntington National Bank. The Bank no longer participates in the Bosco facility, but remains the administrative agent for the lenders to Bosco. FCMC also provided the loan analysis, due diligence and other services for Bosco on a fee-paying basis for the loans acquired by Bosco.
     On February 27, 2009, FCMC entered into an amendment (the “Amendment”) to the Bosco servicing agreements. The Amendment revised the order of priority of distributions to be made by the administrative agent for Bosco’s lenders. Specifically, the Amendment provides that, for the next 12 months, FCMC’s monthly servicing fee will be paid only after a monthly loan modification fee of $29,167 is paid to Bosco’s lenders. Additionally, the Amendments provide that, on each monthly payment date, if the aggregate amount of net collections is less than $1 million, 25% of FCMC’s servicing fee will be paid only after certain other monthly distributions are made, including, among other things, payments made by Bosco to repay its third-party indebtedness. The term of this provision is indefinite. If the amount of collections is not sufficient to make the required payments in any given month, the unpaid servicing fees due to FCMC, or portions thereof, will accrue and become due and payable the next month or in future months.
     Prior to December 28, 2007, the Company was primarily engaged in the acquisition and origination for portfolio, and servicing and resolution, of performing, reperforming and nonperforming residential mortgage loans and real estate assets, including the origination of subprime mortgage loans. We specialized in acquiring and originating loans secured by 1-4 family residential real estate that generally fell outside the underwriting standards of Fannie Mae and Freddie Mac and involved elevated credit risk as a result of the nature or absence of income documentation, limited credit histories, higher levels of consumer debt or past credit difficulties.
Loan Servicing
     We have invested to create a loan servicing capability that is focused on collections, loss mitigation and default management. In general, we seek to ensure that the loans we service for others are repaid in accordance with the original terms or according to amended repayment terms negotiated with the borrowers and in accordance with the terms of our servicing contracts with our servicing customers.

Because the loans we service generally experience above average delinquencies, erratic payment patterns and defaults, our servicing operation is focused on maintaining close contact with borrowers and as a result, is more labor-intensive than traditional mortgage servicing operations. Through frequent communication we are able to encourage positive payment performance, quickly identify those borrowers who are likely to move into seriously delinquent status and promptly apply appropriate loss mitigation and recovery strategies. Our servicing staff employs a variety of collection strategies that we have developed to successfully manage serious delinquencies, bankruptcy and foreclosure. Additionally, we maintain a real estate department with experience in property management and the sale of residential properties.
     As of March 31, 2009, through our servicing subsidiary, FCMC, we had two significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate, Huntington and Bosco.
Due Diligence Services
     During the first quarter of 2008, capitalizing on our portfolio acquisition experience with residential mortgage loans, the Company began providing services for third parties not related to us or our lender, on a fee-paying basis. During 2008, we completed 13 due diligence or loan analysis and pricing assignments for third parties interested in acquiring mortgage loan pools. During the three months ended March 31, 2009, we were engaged in due diligence, loan analysis and pricing assignments for one third party that acquired a small residential mortgage loan pool.
Financing
     We historically financed both our acquisitions of mortgage loan portfolios and our loan originations through various long and short-term borrowing arrangements with Sky Bank, the predecessor to the Bank, with which we had a strong relationship since the early 1990s.
     On December 28, 2007, Franklin entered into Forbearance Agreements with the Bank, which substantially modified our borrowing arrangements referred to above and expressly terminated fundings for new acquisitions and originations under those credit facilities. See “Management’s Discussion and Analysis — Borrowings.”
     Effective March 31, 2009, Franklin entered into a series of Restructuring Agreements with the Bank, pursuant to which the Company’s debt, loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, and approximately 83% of the Company’s portfolio of subprime mortgage loans and owned real estate, acquired through foreclosure, while not removed from the Company’s balance sheet, was transferred to a real estate investment trust wholly-owned by a subsidiary of the Bank. Except for approximately $40.7 million of the Company’s debt that remains subject to the original terms of the Franklin 2004 master credit agreement and the Franklin Forbearance Agreement, all previous Forbearance Agreements and credit agreements have been replaced effective March 31, 2009 by the Restructuring Agreements. See “Management’s Discussion and Analysis – Borrowings.”
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
December 2008 Corporate Reorganization
     Franklin Credit Holding Corporation is the successor issuer to Franklin Credit Management Corporation, FCMC, a Delaware corporation (the “Predecessor”).
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

(iv)	amended its loan agreements with The Huntington National Bank, its lead lending bank.
     In the Reorganization, FCMC became a subsidiary of Franklin Holding and ceased to have any subsidiaries and, therefore, ceased to have portfolios of loans and real estate properties and the related indebtedness to the Bank.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation – The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As of March 31, 2009, the most significant estimates of the Company are the continuing assessment of the fair value of the investment in preferred and common stocks, or the REIT Securities, mortgage loans and real estate held for sale, the corresponding nonrecourse liability, and the investment in trust certificates. The Company’s estimates and assumptions primarily arise from uncertainties and changes associated with interest rates and the secondary and whole loan markets for residential 1-4 family mortgage loans. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions may occur which could cause actual results to differ materially.
     Investment in REIT Securities – Investment in preferred stock is classified at the date of purchase as “available for sale” securities and carried at fair market value, which is valued as of the end of each reporting period. The fair value of the preferred stock is based on quoted market prices, or if quoted market prices are not available, then the fair value is estimated using quoted market prices for similar securities, pricing models or discounted cash flow analyses using observable market data where available. The investment in common stock is carried at cost.
     Investment in Trust Certificates – Investment in trust certificates is classified at the date of purchase as “available for sale.” Investment in trust certificates is carried at fair market value, and the certificates are valued as of the end of each reporting period. Changes in fair value are recorded in earnings as Gain/(loss) on valuation of investments. The fair value of the trust certificates is based on an assessment of the underlying investment, expected cash flows and other market-based information, and where observable market prices and other data are not available for similar investments, pricing models or discounted cash flow analyses, using observable market data where available, are utilized to estimate market value.
     Mortgage Loans and Real Estate Held for Sale – Approximately 83% of the Company’s portfolio of subprime mortgage loans and owned real estate, acquired through foreclosure, which were transferred to the REIT, are classified as “held for sale” and carried at the lower of cost or market value. Because the transfer has been accounted for as a secured financing in accordance with SFAS No. 140 (based on the assertion that the transferred assets have not been legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy), the mortgage loans and real estate remain on the Company’s balance sheet classified as mortgage loans and real estate held for sale with a nonrecourse liability in an equal amount. The fair value of the mortgage loans held for sale is based on an assessment of the underlying residential 1-4 family mortgage loans and real estate, expected cash flows and other market-based information, and where observable market prices and other data are not available for similar loans, pricing models or discounted cash flow analyses, using observable market data where available, are utilized to estimate market value. Mortgage loans and real estate held for sale are valued as of the end of each reporting period, and changes in fair value are recorded in earnings as Gain/(loss) on mortgage loans and real estate held for sale.
     Nonrecourse Liability – The nonrecourse liability is the offset to and secured by the mortgage loans and real estate held for sale.
     Notes Receivable Held for Sale – As of March 31, 2009, notes receivable are classified as “held for sale” as this portfolio is being actively marketed for sale, and is carried at the lower of cost or market value. The fair value of the notes receivable is based on an assessment of the underlying residential 1-4 family mortgage loans, expected cash flows and other market-based information, and where observable market prices and other data are not available for similar loans, pricing models or discounted cash flow analyses, using observable market data where available, are utilized to estimate market value. Notes receivable are valued as of the end of each reporting period, and changes in fair value are recorded in earnings as Gain/(loss) on valuation of investments.
     Notes Receivable and Income Recognition – The notes receivable portfolio consisted primarily of secured real estate mortgage loans purchased from financial institutions and mortgage and finance companies. Such notes receivable were performing, nonperforming or subperforming at the time of purchase and were generally purchased at a discount from the principal balance remaining. Prior to March 31, 2009, notes receivable were carried at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. The Company reviewed its loan portfolios upon purchase of loan pools, at loan boarding, and on a frequent basis thereafter to determine an estimate of the allowance necessary to absorb probable loan losses in its portfolios. Management’s judgment in determining the adequacy of the allowance for loan losses was based on an evaluation of loans within its portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtained independent appraisals for the underlying collateral on an ongoing basis in accordance with company policy.
     In general, interest on the notes receivable was calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. Accrual of interest on notes receivable, including impaired notes receivable, was discontinued when management believed, after considering economic and business conditions and collection efforts, that the borrower’s financial condition was such that collection of interest was doubtful. When interest accrual was discontinued, all unpaid accrued interest was reversed against interest income. Subsequent recognition of income occurred only to the extent payment was received, subject to management’s assessment of the collectibility of the remaining interest and principal. A non-accrual note was restored to an accrual status when collectibility of interest and principal was no longer in doubt and past due interest was recognized at that time.
     Originated Loans Held for Investment – In general, interest on originated loans held for investment was calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. The Company accrued interest on secured real estate first mortgage loans originated by the Company up to a maximum of 209 days contractually delinquent with a recency payment in the last 179 days, and that were judged to be fully recoverable for both principal and accrued interest, based principally on a foreclosure analysis that included an updated estimate of the realizable value of the property securing the loan.
     The accrual of interest was discontinued when management believed, after considering economic and business conditions and collection efforts, that the borrower’s financial condition was such that collection of interest was doubtful, which can be less than 209 days contractually delinquent with a recency payment in the last 179 days. When interest accrual was discontinued, the unpaid accrued interest on certain loans in the foreclosure process was not reversed against interest income where the current estimate of the value of the underlying collateral exceeded 110% of the outstanding loan balance. For all other loans held for investment, all unpaid accrued interest was reversed against interest income when interest accrual was discontinued. Except for certain loan modifications, subsequent recognition of income occurred only to the extent payment was received, subject to management’s assessment of the collectibility of the remaining interest and principal.
     Allowance for Loan Losses – The Company reviewed its loan portfolios upon purchase of loan pools, at loan boarding, and on a frequent basis thereafter to determine an estimate of the allowance necessary to absorb probable loan losses in its portfolios. Management’s judgment in determining the adequacy of the allowance for loan losses was based on an evaluation of loans within its portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtained independent appraisals for the underlying collateral on an ongoing basis in accordance with company policy.
     Effective January 1, 2005, and as a result of the adoption of SOP 03-3, additions to the allowance for loan losses relating to newly acquired loans reflected only those losses incurred by us subsequent to acquisition of the loans. The Company no longer increased the allowances through allocations from purchase discount for loans that met the requirements of SOP 03-3.

	Three Months Ended March 31,
	2009	2008
Allowance for loan losses, beginning of period	$520,969,251	$254,661,653

Provision for loan losses	(1,530,521)	5,166,376
Loans transferred to OREO	(6,517,919)	(2,439,870)
Loans charged off	(14,029,345)	(5,684,862)
Loans transferred to Huntington and loans exchanged for trust certificates and retained	(481,453,374)	—
Loans transferred to loans held for sale	(17,435,075)	—
Other, net	(3,017)	(76,310)

Allowance for loan losses, end of period	$—	$251,626,987

     Write-downs for declines in the estimated net realizable value of OREO resulted in a provision for loan losses of $3.4 million during the three months ended March 31, 2008, which was not included in the above table. As a result of the Restructuring and the exchange of loans and other real estate owned for trust certificates, the allowance for loan losses was eliminated during the first quarter of 2009, and at March 31, 2009 was $0.
     Derivatives – As part of the Company’s interest-rate risk management process, we entered into interest rate cap agreements in 2006 and 2007, and interest rate swap agreements in 2008. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.
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
     In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $837.9 million of debt owed to the Bank has been paid in full. The carrying value included in accumulated other comprehensive loss (“AOCL”) within stockholders’ equity at December 31, 2008 related to the terminated hedges will be amortized to earnings over time.
     As of March 31, 2009, the notional amount of the Company’s fixed-rate interest rate swaps totaled $390 million, representing approximately 30% of the Company’s outstanding variable rate debt.

The fixed-rate interest rate swaps are expected to reduce the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR during the remaining terms of the swap agreements. All of our interest rate swaps were executed with the Company’s lead lending bank.
     Changes in the fair value of derivatives designated as cash flow hedges, in our case the swaps, are recorded in AOCL within stockholders’ equity to the extent that the hedges are effective. Any hedge ineffectiveness is recorded in current period earnings as a part of interest expense. If a derivative instrument in a cash flow hedge is terminated, the hedge designation is removed, or the hedge accounting criteria are no longer met, the Company will discontinue the hedge relationship.
     As of January 1, 2009, the Company removed the hedge designations for its cash flow hedges. As a result, the Company will continue to carry the December 31, 2008 balance related to these hedges in AOCL unless it becomes probable that the forecasted cash flows will not occur. The balance in AOCL as of March 31, 2009 will be amortized to earnings as part of interest expense in the same period or periods during which the hedge forecasted transaction affects earnings. During the three months ended March 31, 2009, the net impact of the cash flow hedges was an increase of $8.1 million to interest expense, inclusive of $3.9 million of amortization of the AOCL balance and reclassified from AOCL into earnings, the cost of the hedges in the amount of $5.1 million, somewhat offset by an increase of $1.0 million in the fair value of the existing swaps. Future changes in the fair value of the remaining interest-rate swaps will be accounted for directly in earnings.
Fair Value Measurements
     SFAS 157, Fair Value Measurements, establishes a three-tier hierarchy for fair value measurements based upon the transparency of the inputs to the valuation of an asset or liability and expands the disclosures about instruments measured at fair value. A financial instrument is categorized in its entirety and its categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are described below.
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
     Fair values for certain private-equity investments (Level 3 assets) are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

     The carrying value of derivative and financial instruments on the Company’s financial statements at March 31, 2009 are as follows:

	Level 1	Level 2	Level 3
Interest rate swaps	$—	$(18,572,476)	$—
Investment in REIT securities	—	—	472,413,331
Investment in trust certificates	—	—	95,832,753

Total	$—	$(18,572,476)	$568,246,084

     The changes in items classified as Level 3 are as follows:

Balance, January 1, 2009	$—

Additions	623,602,529
Total recognized unrealized losses	(55,356,445)
Transfer in/(out)	—

Balance, March 31, 2009	$568,246,084

     Unrealized losses included in earnings related to investments held at March 31, 2009 were $55.4 million.
     The carrying value of assets measured at fair value on a nonrecurring basis at March 31, 2009 are as follows:

	Level 1	Level 2	Level 3
Mortgage loans and real estate held for sale	$—	$—	$477,316,409
Recent Development
     During the second quarter of 2009, the Company received approximately $2.3 million with respect to settlements of certain put-back matters related to acquired notes receivables. Under the terms of the Restructuring, the net proceeds received from such put-back settlements are required to be used for the payment of principal on the Company’s outstanding debt obligations under the Legacy Credit Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     Safe Harbor Statements. Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in forward-looking statements made by the Company. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, changes in the level of growth in the finance and housing markets, such as slower or negative home price appreciation; (ii) the Company’s relations with the Company’s lenders and such lenders’ willingness to waive any defaults under the Company’s agreements with such lenders; (iii) increases in the delinquency rates of the Company’s borrowers, (iv) the availability of third parties holding subprime mortgage debt for servicing by the Company on a fee-paying basis; (v) changes in the statutes or regulations applicable to the Company’s business or in the interpretation and enforcement thereof by the relevant authorities; (vi) the status of the Company’s regulatory compliance; (vii) our ability to meet collection targets under the Legacy Credit Agreement in order to reduce the pledge of equity interest in FCMC from 70% to a minimum of 20%; and (viii) other risks detailed from time to time in the Company’s SEC reports and filings. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company’s filings with the Securities and Exchange Commission, including, but not limited to, those factors discussed under the captions “Risk Factors,” “Interest Rate Risk” and “Real Estate Risk” in the Company’s Annual Report on Form 10-K and, if applicable, Quarterly Reports on Form 10-Q, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Application of Critical Accounting Policies and Estimate
     The Company’s significant accounting policies, as of December 31, 2008 are described in Note 2 to the December 31, 2008 consolidated financial statements filed on Form 10-K. We identified notes receivable and income recognition, discounts on acquired loans, allowance for loan losses, originated loans held for investment, other real estate owned (“OREO”), and income taxes as the Company’s most critical accounting policies and estimates. As of March 31, 2009, we have identified the assessment of the fair value of the investment in preferred and common stocks, or REIT Securities, mortgage loans and real estate held for sale and the corresponding nonrecourse liability, the investment in trust certificates and income taxes as the Company’s most critical accounting policies and estimates. The following discussion and analysis of financial condition and results of operations is based on the amounts reported in our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In preparing the consolidated financial statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on our consolidated financial statements. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time.
Portfolio Characteristics
Overall Portfolio
     Due to the Restructuring and the exchange of loans and other real estate owned for trust certificates effective March 31, 2009, the Company no longer had portfolios of loans classified as held to maturity. Therefore, the tables that follow are only for December 31, 2008.
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

Asset Quality
     Delinquency. Because we specialized in acquiring and servicing loans with erratic payment patterns and an elevated level of credit risk, a portion of the loans we have acquired were in various stages of delinquency, foreclosure and bankruptcy when we acquired them. We monitor the payment status of our borrowers based on both contractual delinquency and recency delinquency, and as servicer for third parties we continue to do so. By contractual delinquency, we mean the delinquency of payments relative to the contractual obligations of the borrower. By recency delinquency, we mean the recency of the most recent full monthly payment received from the borrower. By way of illustration, on a recency delinquency basis, if the borrower has made the most recent full monthly payment within the past 30 days, the loan is shown as current regardless of the number of contractually delinquent payments. In contrast, on a contractual delinquency basis, if the borrower has made the most recent full monthly payment, but has missed an earlier payment or payments, the loan is shown as contractually delinquent. We classify a loan as in foreclosure when we determine that the best course of action to maximize recovery of unpaid principal balance is to begin the foreclosure process. We classify a loan as in bankruptcy generally when we receive notice of a bankruptcy filing from the bankruptcy court. We classify a previously delinquent or performing loan as modified when we have restructured the loan due principally to the borrower’s deteriorated financial situation, and, as a condition to the closing of the modification, received at least one full monthly payment at the time of the closing of the modification. Modified loans are classified as current on both a contractual and recency basis at the time of the modification. As of December 31, 2008, principally all of our loan modifications consisted of the deferral of the past due and uncollected interest or a reduction in the interest rate. Interest rate reduction modifications generally are for a period of one year, and for rate reduction modifications of delinquent loans, also incorporate a deferral of the past due and uncollected interest. Approximately 20% of our modified loans as of December 31, 2008 have been modified a second time due to the borrower’s difficulty in making payments in accordance with the initial modification.
     Approximately 85% of all loan modifications as of December 31, 2008 were performing loans that were delinquent on a contractual basis less than 90 days at the time of modification, including approximately 67% that were in a current status on a contractual basis and granted modifications based on our evaluation of the borrower’s deteriorated financial situation.

     The following table provides a breakdown of the delinquency status of our notes receivable and loans held for investment as of December 31, 2008, by unpaid principal balance.

		December 31, 2008
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Performing – Current	0 – 30 days	$373,712,487	24.28%	$419,653,369	27.26%
Delinquent	31 – 60 days	30,511,251	1.98%	25,910,879	1.69%
	61 – 90 days	4,302,736	0.28%	21,390,383	1.39%
	90+ days	128,904,056	8.38%	70,475,899	4.58%

Modified Loans	0 – 30 days	262,156,611	17.03%	299,215,550	19.44%
Delinquent	31 – 60 days	46,097,510	2.99%	32,572,746	2.12%
	61 – 90 days	1,195,906	0.08%	15,542,772	1.01%
	90+ days	78,911,624	5.13%	41,030,583	2.66%

Bankruptcy	0 – 30 days	26,527,458	1.72%	62,020,559	4.03%
Delinquent	31 – 60 days	5,929,387	0.38%	10,264,968	0.67%
	61 – 90 days	1,644,545	0.11%	4,623,655	0.30%
	90+ days	90,762,522	5.90%	47,954,730	3.11%

Foreclosure	0 – 30 days	2,575,557	0.16%	19,594,271	1.27%
Delinquent	31 – 60 days	743,187	0.05%	7,639,599	0.50%
	61 – 90 days	123,808	0.01%	7,248,534	0.47%
	90+ days	485,173,709	31.52%	454,133,857	29.50%

	Total	$1,539,272,354	100.00%	$1,539,272,354	100.00%

All current loans	0 – 30 days	$664,972,113	43.20%	$800,483,749	52.00%

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

Notes Receivable Portfolio
     Due to the Restructuring and the exchange of loans and other real estate owned for trust certificates effective March 31, 2009, the Company no longer had a notes receivable portfolio classified as held to maturity. Therefore, the tables that follow are only as of December 31, 2008.
     At December 31, 2008, our notes receivable portfolio included approximately 22,817 loans with an aggregate unpaid principal balance (“UPB”) of $1.14 billion. Impaired loans comprised a significant portion of our portfolio. Many of the loans we acquired were impaired loans at the time of purchase. We generally purchased such loans at discounts and considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income generally was not accrued on impaired loans, interest and fees were received on a portion of loans classified as impaired. The following table provides a breakdown of the notes receivable portfolio by performing and impaired loans at December 31, 2008:

December 31, 2008
Performing loans	$528,953,209
Allowance for loan losses	130,724,698
Nonaccretable discount*	25,277,808

Total performing loans, net allowance for loan losses and nonaccretable discount	372,950,703

Impaired loans	615,159,200
Allowance for loan losses	340,368,461
Nonaccretable discount*	72,325,558

Total impaired loans, net allowance for loan losses and nonaccretable discount	202,465,181

Total notes receivable, net allowance for loan losses and nonaccretable discount	575,415,884

Accretable discount*	24,860,752

Total notes receivable, net allowance for loan losses and accretable/nonaccretable discount	$550,555,132

*	Represents purchase discount not reflected on the face of the balance sheet in accordance with SOP 03-3 for loans acquired after December 31, 2004. Accretable Discount is the excess of the loan’s estimated cash flows over the purchase prices, which is accreted into income over the life of the loan. Nonaccretable Discount is the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated at the time of acquisition.
     Changes in the allowance for loan losses and nonaccretable discount were principally the result of movement of loans between “performing” and “impaired” classifications.

     The following table provides a breakdown of the balance of our portfolio of notes receivable between fixed-rate and adjustable-rate loans, net of allowance for loan losses as of December 31, 2008.

December 31, 2008
Performing Loans:
Fixed rate	$325,799,144

Adjustable rate	72,429,367

Total Performing Loans	$398,228,511

Impaired Loans:
Fixed rate	$162,504,488

Adjustable rate	112,286,251

Total Impaired Loans	$274,790,739

Total Notes	$673,019,250

Accretable discount	$24,860,752

Nonaccretable discount	$97,603,366

Total Notes Receivable, net of allowance for loan losses	$550,555,132

     Impaired loans comprised a significant portion of the portfolio. Many of the loans we acquired were impaired loans at the time of purchase. We generally purchased such loans at discounts and considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income generally was not accrued on impaired loans, interest and fees were received on a portion of loans classified as impaired.
     Lien Position. The following table sets forth information regarding the lien position of the properties securing our portfolio of notes receivable at December 31, 2008:

	December 31, 2008
		Percentage of Total
Lien Position	Principal Balance	Principal Balance
1st Liens	$390,020,158	34.09%
2nd Liens	754,092,251	65.91%

Total	$1,144,112,409	100.00%

Other Real Estate Owned
     The following table sets forth our real estate owned, or OREO portfolio, and OREO sales during the three months ended March 31, 2009 and March 31, 2008:

	Three Months Ended March 31,
	2009	2008
Other real estate owned	$—	$68,699,919
OREO as a percentage of total assets	—	4.22%
OREO sold (prior to the Restructuring)	$18,852,671	$7,268,999
Gain on sale	$374,344	$90,816
     Due to the Restructuring and the exchange of loans and other real estate owned for trust certificates effective March 31, 2009, the Company no longer had a portfolio of OREO at March 31, 2009.
Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     Overview. The Company had a net loss of $362.4 million for the first quarter of 2009, compared with a net loss of $6.5 million for the first quarter of 2008. Revenues decreased by $360.7 million to a loss of $325.5 million for the three months ended March 31, 2009, from revenues of $35.2 million for the three months ended March 31, 2008. The Company had a loss per common share for the three months ended March 31, 2009 of $45.33 both on a diluted and basic basis, compared to a loss per share of $0.82 on both a diluted and basic basis for the three months ended March 31, 2008. Effective March 31, 2009, as part of the restructuring agreement with its Bank, Franklin Credit Holding Corporation transferred approximately 83% of its portfolio of loans and real estate assets (in the form of trust certificates) from the Company’s balance sheet in exchange for $477.3 million in common and preferred shares in REIT Securities. The REIT Securities had an aggregate value intended to approximate the fair market value of the trust certificates transferred to the Bank as of March 31, 2009. The Company incurred a loss of $282.6 million on the transfer of assets. In addition, the Company recognized a loss of $62.7 million on the valuation of the remaining investments on the Company’s balance sheet, approximately 17% of its portfolio of loans and real estate assets transferred to a trust in exchange for trust certificates and the remaining loans not subject to the Restructuring. Our total debt outstanding decreased to $1.41 billion at March 31, 2009 from $1.44 billion at December 31, 2008, and from $1.58 billion at March 31, 2008. As a result of the decrease of our total debt, the restructuring of our debt and the benefit of a decline in the one-month LIBOR interest rate since March 31, 2008 on our interest-sensitive borrowings, interest expense (inclusive of amortization of deferred financing costs and success fees) decreased by $5.4 million, or 23%, net of the cost of the interest-rate swaps, during the first quarter of 2009 compared with the same period in 2008. Our average cost of funds during the three months ended March 31, 2009 decreased to 4.95% from 6.49% during the three months ended March 31, 2008. At March 31, 2009, the weighted average interest rate of borrowed funds was 4.02%. Collection, general and administrative expenses increased by $9.1 million, or 94%, to $18.7 million during the three months ended March 31, 2009, from $9.6 million for the same period in 2008 due principally to costs incurred with the Restructuring. The provision for loan losses decreased by $8.5 million to $170,000 during the three months ended March 31, 2009 as a result of the exchange of the Company’s portfolio of mortgage loans and OREO for REIT Securities and trust certificates. Stockholders’ deficit increased by 77% to $822.9 million at March 31, 2009, from stockholders’ deficit of $464.5 million at December 31, 2008.

     Revenues. Revenues decreased by $360.7 million to a loss of $325.5 million during the first quarter of 2009, from revenues of $35.2 million during the same period in 2008. Revenues include interest income, purchase discount earned, losses on sales and exchanges of assets, losses on valuation of investments, gains on sales of OREO, third-party acquisition services fees, subservicing fees, other servicing fees and other income.
     Interest income decreased by $15.9 million, or 49%, to $16.5 million during the three months ended March 31, 2009 from $32.3 million during the three months ended March 31, 2008. The decrease in interest income reflected an approximate 31% increase in loans on nonaccrual due to increased serious delinquencies in the Company’s loan portfolios (to $949.5 million at March 31, 2009 from $727.3 million at March 31, 2008), which caused an increase in interest reversals for nonaccrual loans and a reduction in the amount of loans on accrual status during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The impact of interest reversals on loans placed on nonaccrual during the three months ended March 31, 2009 and March 31, 2008 was approximately $2.5 million and $6.4 million, respectively.
     Purchase discount earned decreased by $389,000, or 50%, to $392,000 during the first quarter of 2009 from $781,000 during the first quarter of 2008. This decrease resulted primarily from a slower rate of prepayments, less purchase discount available for accretion of discount from portfolios purchased in 2006 and 2007 and a lower balance of purchase discount available for accretion from pre-2005 acquisitions. We received $10.6 million of principal payments from notes receivable during the three months ended March 31, 2009, compared with $26.1 million of principal payments during the same quarterly period in 2008.
     Loss on mortgage loans and real estate held for sale was $282.6 million during the three months ended March 31, 2009. The Company transferred its trust certificates in the Trust having a carrying value approximating $759.9 million, representing approximately 83% of the trust certificates (representing the Company’s loans and OREO assets previously transferred to the Trust), in exchange for preferred and common stock in Huntington’s REIT (REIT Securities) with a fair market value approximating $477.3 million. Because the transfer of the trust certificates has been accounted for as a secured financing in accordance with SFAS No. 140 (based on the assertion that the transferred assets have not been legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy), the mortgage loans and real estate remain on the Company’s balance sheet classified as mortgage loans and real estate held for sale securing the nonrecourse liability in an equal amount. The loss, therefore, represented the application of fair market value accounting that resulted in a writedown to fair market value. Included in the realized loss from the March 31, 2009 exchange was a charge-off of accrued interest on the loans exchanged in the amount of $8.6 million that was not collected as part of the Restructuring.
     Loss on market valuation of investments was $62.7 million during the three months ended March 31, 2009. The retained trust certificates in the Trust with a book value of approximately $151.2 million, representing approximately the remaining 17% of the Company’s loans and OREO assets, exclusive of the assets collateralizing the Unrestructured Debt, at March 31, 2009 were classified as “available for sale” and fair market value accounting was applied that resulted in a write down to fair market value approximating $95.8 million. The loans collateralizing the Unrestructured Debt with a carrying value of $11.4 million were classified as “held for sale” and adjusted to approximate the fair market value of $4.1 million, which resulted in a realized a loss of $7.3 million.
     Gain on sale of OREO increased by $284,000, or 312%, to $374,000 during the three months ended March 31, 2009, from $91,000 during the three months ended March 31, 2008. We sold 198 OREO properties with an aggregate carrying value of $18.9 million during the first quarter of 2009, as compared to 83 OREO properties with an aggregate carrying value of $7.3 million during the first quarter of 2008. The increase in gain on sale of OREO properties was due principally to a 139% increase in the number of units sold. During the quarter ended March 31, 2009, the Company more aggressively marketed and priced properties for sale.
     Servicing fees and other income (principally third party subservicing fees, third-party acquisition services fees and late charges, prepayment penalties and other miscellaneous servicing revenues)

increased by $487,000, or 24%, to $2.5 million during the three months ended March 31, 2009 from $2.0 million during the corresponding period last year. This increase was primarily due to approximately $726,000 in subservicing fees earned from a new third party servicing contract (Bosco) that began during the quarter ended June 30, 2008. In addition, recoveries of outside foreclosure attorney costs from delinquent borrowers increased by $244,000. These increases were partially offset by a decrease of $262,000 in prepayment penalties due to a continuing slower rate of loan payoffs.
     Operating Expenses. Operating expenses decreased by $5.0 million, or 12%, to $36.9 million during the first quarter of 2009 from $41.7 million during the same period in 2008. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.
     Interest expense decreased by $5.2 million, or 23%, to $17.7 million during the three months ended March 31, 2009, from $22.9 million during the three months ended March 31, 2008. This decrease was the result of a lower average cost of funds during the three months ended March 31, 2009 of 4.95%, compared to 6.49% during the three months ended March 31, 2008, reflecting the restructuring of the interest rate terms on our debt and a decline of about 220 basis points in one-month LIBOR since March 31, 2008. On February 27, 2008, the Company entered into $725 million (notional amount) of fixed-rate interest rate swaps, and on April 30, 2008, the Company entered into an additional $275 million (notional amount) of fixed-rate interest rate swaps, in order to limit the negative effect of a rise in short-term interest rates by effectively stabilizing the future interest payments on a portion of its variable-rate debt. Because short-term interest rates actually declined in the months following the purchase of these swaps and due to the amortization of the AOCL balance, which was offset somewhat by an increase in the fair value of the swaps, the interest rate swaps actually increased the Company’s interest cost in the quarter ended March, 31, 2009 by $8.1 million. At March 31, 2009, the weighted average interest rate of our borrowed funds, exclusive of the effect of the interest-rate swaps, was 4.02%, compared with 5.06% at March 31, 2008.
     Collection, general and administrative expenses increased by $9.1 million, or 94%, to $18.7 million during the three months ended March 31, 2009, from $9.6 million during the corresponding period in 2008. The increase in collection, general and administrative expenses was principally the result of restructuring costs and increased servicing costs due to increased delinquencies and defaults in our loan portfolio. Total restructuring costs were $5.5 million during the three months ended March 31, 2009 and represented principally outside legal and consulting expenses, including reimbursement of those incurred by Huntington in accordance with the Restructuring. Salaries and employee benefits expenses increased $556,000, or 13%, to $4.9 million during the three months ended March 31, 2009, from $4.4 million during the three months ended March 31, 2008, due to severance paid to certain employees and an increase in the number of servicing personnel. The number of servicing employees increased to 156 at March 31, 2009, from 124 employees at March 31, 2008. The Company ended the three months ended March 31, 2009 with 215 employees, compared with 194 employees at March 31, 2008. Legal fees relating to increased collection and loss mitigation activities increased by $220,000, or 12%, to $2.1 million from $1.8 million during the same period last year. This increase reflected the cost of outside legal services for increased foreclosure, bankruptcy and judgment activities for the delinquent loans in our portfolios. The Company also experienced an increase in corporate legal expenditures not related to the Restructuring of $423,000, or 127%, to $757,000 from $334,000, principally related to the WMC litigation, as compared to the same three-month period last year. Servicing expenses related to the maintenance and management of OREO increased by approximately

$1.0 million to $1.6 million during the three months of 2009, from $556,000 during the same three-month period last year, primarily due to the growth in the OREO portfolio and payments of all outstanding property taxes in accordance with the Restructuring. In addition, other third-party servicing expenses related to our collection, loss mitigation and deficiency operations increased by $2.2 million to $2.9 million from $708,000 for the three months ended March 31, 2008, primarily due to an increase in the volume of properties placed on our forced placed insurance policy due to the continued deterioration of our loan portfolios and the re-title and transfer of all of our OREO properties between subsidiaries and/or transferred to the Bank as part of the Restructuring. Professional fees increased by $48,000, or 10%, to $536,000 from $488,000, principally due to increased outside tax and audit fees, compared to the same period last year. Various other general and administrative expenses decreased by approximately $859,000 during the three months ended March 31, 2009, principally due to reduced costs throughout the Company’s operations because the Company ceased to acquire and originate loans and due to the related reductions in the workforce.
     The provision for loan losses decreased by $8.5 million, or 98%, to $170,000 during the three months ended March 31, 2009, from $8.7 million during the three months ended March 31, 2008. This decrease reflected the transfer of a significant portion of our portfolio of notes receivable, loans held for sale and OREO properties to the Bank on March 31, 2009 and the exchange and retention, principally in the form of trust certificates, of the remaining portion of our portfolio of notes receivable, loans held for sale and OREO properties as part of the Restructuring. As a result of the Restructuring and the exchange of the Company’s loans and OREO assets for investments carried at fair market value, an allowance for loan losses is no longer necessary and the provision for loan losses for the quarter ended March 31, 2009 was substantially eliminated.
     Amortization of deferred financing costs decreased by $89,000, or 35%, to $167,000 during the first quarter of 2009 from $256,000 during the first quarter of 2008. This decrease resulted primarily from a slower rate of prepayments on all portfolios of loans, which caused reduced prepayments of our borrowed funds.
     Depreciation expenses decreased by $160,000, or 51%, to $157,000 in the first quarter of 2009. This decrease during the three months ended March 31, 2009 was principally due to fully depreciated assets during the past twelve months and a reduction in assets purchased compared with the same quarterly period in 2008.
     Our pre-tax loss increased by $355.9 million to a loss of $362.4 million during the three months ended March 31, 2009, from a loss of $6.5 million during the three months ended March 31, 2008 for the reasons set forth above.
     The Company did not record a tax benefit during the three months ended March 31, 2009 or during the three months ended March 31, 2008.
Franklin Credit Management Corporation (FCMC)
     As a result of the Restructuring and the corporate reorganization that took effect December 19, 2008, FCMC, the Company’s servicing entity within the Franklin group of companies has positive net worth and 30% of its equity free from the pledges to the Bank. At March 31, 2009, FCMC had total assets of $39.1 million and had stockholders’ equity of $17.1 million. At December 31, 2008, FCMC’s total assets amounted to $40.4 million and its stockholders’ equity was $15.7 million. FCMC recognized pro forma net income of approximately $1.4 million for the three months ended March 31, 2009, principally from servicing the portfolio of loans and real estate owned for its sister companies. The inter-company servicing revenues allocated to FCMC were based on the servicing contract entered into as part of the Restructuring, which became effective on March 31, 2009, and internal company allocations of operating expenses. The inter-company allocations have been eliminated in deriving the Consolidated Financial Statements of Franklin.
Liquidity and Capital Resources
General
     We ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the bank.
     As of March 31, 2009, we had one limited source of external funding to meet our liquidity requirements, in addition to the cash flow provided from servicing loans and performing due diligence services for third parties, dividends from preferred stock in a REIT owned by a Huntington subsidiary, and borrower payments of interest and principal from the notes receivable held for sale and the mortgage loans collateralizing the owned trust certificates. See “- Borrowings.”
     We are required to submit all payments we receive from our preferred stock investments, the trust certificates that we own and the notes receivable held for sale to a lockbox, which is controlled by the bank. Substantially all amounts submitted to the lockbox are used to pay down amounts outstanding under our Legacy Credit Agreement with the bank. If the cash flow received from servicing loans and performing due diligence services for third parties is insufficient to sustain the cost of operating our business, and we have fully utilized our licensing credit facilities, there is no guarantee that we can continue in business.
     Short-term Investments. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk. As of March 31, 2009, all of the Company’s unrestricted cash was invested in money market accounts and certificates of deposits held at The Huntington National Bank.

     Cost of Funds. As of March 31, 2009, we had total borrowings of $1.41 billion, of which $1.37 billion was subject to the Restructuring Agreements and $40.7 million remained under the original credit facility with the Bank (the Unrestructured Debt). Substantially all of the debt under these facilities was incurred in connection with the purchase and origination of loans prior to November 2007, and as of March 31, 2009 is secured by the REIT Securities, trust certificates, cash and certain other assets, including 70% of the equity interests in FCMC and 100% of the equity interests in all other direct and indirect subsidiaries of Franklin Holding. However, the assets of our servicing subsidiary, FCMC (other than an office condominium unit, on which the Bank has a first lien, and cash collateral held as security under the Licensing Credit Agreement, on which the Bank has a second priority lien), are not pledged as collateral for such debt. At March 31, 2009, the interest rates on our term debt (Notes payable) were as follows:

		Under the terms of the
		Forbearance Agreements
		and credit agreement
	In accordance with the	excluded
	terms of the Restructuring	from the Restructuring
	Agreements	Agreements
FHLB 30-day LIBOR advance rate plus 2.60%	$—	$16,447,483
FHLB 30-day LIBOR advance rate plus 2.75%	—	24,208,744
LIBOR plus 2.25%	837,932,436	—
LIBOR plus 2.75%	407,488,418	—
15.00%	125,000,000	—

	$1,370,420,854	$40,656,227

     At March 31, 2009, the weighted average interest rate on term debt was 4.02%.
Cash Flow from Operating, Investing and Financing Activities
     Liquidity represents our ability to obtain adequate funding to meet our financial obligations. As of March 31, 2009, our liquidity position is affected principally by the collections from servicing the trust certificates and the dividends received from the preferred stock investment in the Huntington subsidiary REIT.
     At March 31, 2009, we had cash and cash equivalents of $24.0 million compared with $21.4 million at December 31, 2008. Restricted cash of $21.3 million and $27.9 million at March 31, 2009 and December 31, 2008, respectively, was restricted under our credit agreements and lockbox facility with our bank.
     Until March 31, 2009, substantially all of our assets were invested in our portfolios of notes receivable, loans held for investment, OREO and loans held for sale. Primary sources of our cash flow for operating and investing activities had been borrowings under our various credit facilities, collections of interest and principal on notes receivable and loans held for investment and proceeds from sales of notes and OREO properties, and from time to time, sales of our newly originated loans that generally were held for investment. Primary uses of cash included purchases of notes receivable, originations of loans and for operating expenses. We relied significantly upon our lender and the other banks that participated in the loans made to us by our lender to provide the funds necessary for the purchase of notes receivable portfolios and the origination of loans. We ceased to acquire and originate loans in November

2007, and under the terms of the Restructuring Agreements, we are expressly prohibited from acquiring or originating mortgage loans or other assets without the prior consent of the bank.
     Net cash used in operating activities was $9.5 million as of March 31, 2009, compared with cash used of $3.9 million during the three months ended March 31, 2008. The increase in cash used in operating activities during the three months ended March 31, 2009 was primarily due to an increase in accounts payable and accrued expenses during the quarter.
     Net cash provided by investing activities was $42.3 million in the three months ended March 31, 2009, compared to $52.3 million of cash provided in the three months ended March 31, 2008. The decrease in cash provided by investing activities during the three months ended March 31, 2009 was due primarily to reductions in principal collections on both notes receivable and loans held for investment, which was partially offset by an increase in proceeds from the sale of OREO properties.
     Net cash used in financing activities increased to approximately $30.3 million during the three months ended March 31, 2009, compared to $49.8 million used during the three months ended March 31, 2008. The decrease in cash used in financing activities during the three months ended March 31, 2009 was due to a reduction in principal payments of notes receivable for the reasons set forth above.
Borrowings
     As of March 31, 2008, the Company owed an aggregate of $1.41 billion under the Restructuring Agreements and one remaining credit facility excluded from the Restructuring Agreements (the Unrestructured Debt) with our lender. These borrowings are shown in the Company’s financial statements as “Notes payable” (referred to as “term loans” herein).
Restructuring Agreements with Lead Lending Bank
     Prior to the March 31, 2009 restructuring agreements that we entered into with Huntington, our indebtedness was governed by forbearance agreements and prior credit and warehousing agreements with Huntington. As of March 31, 2009, all of our borrowings, with the exception of the Unrestructured Debt in the amount of $40.7 million, are governed by credit agreements entered into as part of the Restructuring Agreements. For information regarding all credit agreements in place prior to March 31, 2009 please see the Company’s Form 10-K for the year 2008.
March 2009 Restructuring
     On March 31, 2009, Franklin Credit Holding Corporation (“Franklin Holding”), and certain of its direct and indirect subsidiaries (together with Franklin Holding, the “Company”), including Franklin Credit Management Corporation (“FCMC”) and Tribeca Lending Corp. (“Tribeca”), entered into a series of agreements (collectively, the “Restructuring Agreements”) with The Huntington National Bank (the “Bank”), successor by merger to Sky Bank, pursuant to which the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, and approximately 83% of the Company’s portfolio of subprime mortgages was transferred to Huntington Capital Financing, LLC (the “REIT”), a real estate investment trust wholly-owned by the Bank (the “Restructuring”). In connection with the Restructuring, the Company has engaged in a number of cost savings measures, including across the board salary reductions and reductions in staff that should result in improved financial performance of FCMC.
     The Restructuring did not include approximately $40.7 million of the Company’s debt (“Unrestructured Debt”), which remains subject to the terms of the forbearance and the Franklin 2004 master credit agreements. On April 20, 2009, Franklin Holding, and certain of its direct and indirect subsidiaries, including Franklin Credit Management Corporation (“FCMC”) and Franklin Credit Asset Corporation (“Franklin Asset”), entered into an amendment of the Franklin Forbearance Agreement and Franklin 2004 master credit agreement (the “Amendment”) with the Bank relating to the Unrestructured Debt. Under the Amendment, the forbearance period with respect to the Unrestructured Debt was extended from May 15, 2009, to June 30, 2009, and the Bank agreed to forbear, during the forbearance period, with respect to any defaults past or present with respect to any failure to make scheduled principal and interest payments to the Bank (“Identified Forbearance Default”) relating to the Unrestructured Debt. In particular, during the forbearance period, the Bank, absent the occurrence and continuance of a forbearance default other than an Identified Forbearance Default, will not initiate collection proceedings or exercise its remedies in respect of the Unrestructured Debt or elect to have interest accrue at the stated rate applicable after default. In addition, the Amendment confirms that FCMC is not obligated to the Bank with respect to the Unrestructured Debt and that any references to FCMC in the Franklin 2004 master credit agreement governing the Unrestructured Debt are amended to refer to Franklin Asset.
     Upon expiration of the forbearance period under the Amendment, in the event that the Unrestructured Debt with the Bank remains outstanding, the Bank, with notice, could call an event of default under the Legacy Credit Agreement. The Licensing Credit Agreement and the Servicing Agreement do not include cross-default provisions that would be triggered by such a default. The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets of FCMC (except for a first lien of the Bank on an office condominium unit and a second priority lien of the Bank on cash collateral held as security under the Licensing Credit Agreement) and the unpledged portion of FCMC’s stock.
     In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $837.9 million of debt has been paid in full. The Company has other non-amortizing fixed-rate interest rate swaps with the Bank, which were not terminated.
     Background. The severe deterioration in the U.S. housing market and the nearly complete shutdown of the mortgage credit market for borrowers without excellent credit histories, and more recently the severe economic slowdown and rapidly rising unemployment, severely degraded the value of the portfolio of subprime 1-4 family mortgage loans and assets acquired and originated by the Company (the “Portfolio”), particularly its second-lien mortgage loans, and resulted in increased delinquencies, provisions for loan losses and operating losses, and decreased cash flows, during the past two years. The impact on the Company’s operations has been severe, and has included:
•	a substantial and growing shortfall in cash collections from the Portfolio relative to the Company’s debt service obligations owed to the Bank;

•	a substantial and growing shortfall in the value of the Company’s assets, relative to the amounts owed to the Bank under the facility agreements for the Company’s outstanding debt with the Bank;

•	concern by potential servicing customers and other constituencies over the continued viability of the Company in its current form, including the viability of FCMC, the Company’s servicing platform;

•	concern that the Bank was increasingly likely to:
o	cease granting necessary waivers and forbearances with respect to Company defaults under the Company’s various credit facilities; and

o	declare a default with respect to the credit facilities and foreclose on the assets of the Company, substantially all of which were pledged to the Bank, especially in light of communications from the Bank indicating that it was seeking greater and more direct control over the collection guidelines related to the assets in the Portfolio and may have needed to foreclose on the Portfolio if it were not able to consummate a transaction like the Restructuring in which it was able to gain control over the Portfolio while keeping the credit facilities outstanding. Such a foreclosure would have left no value for the Company’s stockholders.
     In order to address these issues, accommodate the concerns of the Bank to take advantage of what the Company believes is the best option to preserve value for its stockholders, the Company negotiated and entered into the Restructuring, which was approved by the Company’s Board of Directors.
     Summary. Key attributes of the Restructuring, as they relate to the Company’s legacy indebtedness to the Bank include:
•	in exchange for the transfer of that part of the Portfolio underlying the Bank Trust Certificates (as defined below), the Company received common membership interests and Class C preferred membership interests in the REIT having in the aggregate a value intended to approximate the fair market value of that portion of the Portfolio transferred to the Bank, which as of March 31, 2009 was approximately $477.3 million (the “REIT Securities”). The preferred membership interests have a liquidation value of $100,000 per unit and an annual cumulative dividend rate of 9% of such liquidation value. Any dividends on the preferred shares shall be payable only out of funds legally available for the payment thereof;

•	principal and interest payments in respect of the Legacy Credit Agreement are only due and payable to the extent of cash flow of the Company, which cash flow would include dividends declared and paid in respect of the REIT Securities, 70% of the amounts distributed by FCMC to the Company or any other assets of the Company, other than the retained interest in FCMC (as discussed below); and

•	the Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets of FCMC (except for a first lien of the Bank on an office condominium unit and a second priority lien of the Bank on cash collateral held as security under the Licensing Credit Agreement) and a portion of FCMC’s stock, representing not less than twenty percent and not more than seventy percent of FCMC’s common equity, based on the amounts received by the Bank from the cash collections from FCMC’s servicing of the Portfolio as discussed in more detail below. The Bank, in regard to the payment of principal and interest on its loan, also is entitled to receive seventy percent of the distributions and dividends from FCMC, which percentage share may be reduced to twenty percent based upon the Bank’s receipt of the agreed amounts of net remittances from the Portfolio summarized below.

     From the perspective of the Company and its stockholders, the Restructuring accomplished a number of overarching objectives, including:
•	release of thirty percent of the equity in FCMC, 10 percent of which has been transferred to the Company’s principal stockholder, Thomas J. Axon, from the Company’s pledges to the Bank in respect of its Legacy Credit Agreement, with the possibility of release of up to an additional fifty percent (of which a maximum of ten percent would go to Thomas J. Axon), based upon the Bank’s receipt of the agreed amounts of net remittances from the Portfolio, summarized below (the “Net Remittances”), from March 31, 2009, the effective date of the Legacy Credit Agreement (the “Legacy Effective Date”), through the term of the Legacy Credit Agreement; the Bank shall reduce its interest in the equity in FCMC, as collateral, in accordance with the following collection levels:

Minimum Amount
of Net Remittances
Level	(Minimum Level Amount)	Time Period	Release of Equity Interests
Level 1	$225 million	1 year from the Legacy Effective Date	10% (70% reduces to 60%)
Level 2	$475 million	3 years from the Legacy Effective Date	10% (60% reduces to 50%)
Level 3	$575 million	No time period specified	10% (50% reduces to 40%)
Level 4	$650 million	No time period specified	10% (40% reduces to 30%)
Level 5	$750 million	No time period specified	10% (30% reduces to 20%)
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
•	entry into a servicing agreement enabling the Company to receive fee income in respect of its continued servicing of the transferred Portfolio; and
•	entry into amended credit facilities in the aggregate principal amount of $13.5 million, including a $5 million facility for working capital and to support various servicer licenses, a $2 million revolving facility and a $6.5 million letter of credit facility to support various servicer licenses.
     Among the most significant costs of accomplishing these objectives were:
•	the possible transfer of ownership of a portion of FCMC, including a minimum of twenty percent and a maximum of seventy percent, to the Bank at maturity of the Company’s Legacy Credit Agreement with the Bank, unless further extended if the Company is not otherwise able to satisfy or refinance the Legacy Credit Agreement prior to maturity;

•	the transfer of ten percent of ownership of FCMC to Franklin Holding’s principal stockholder, Thomas J. Axon, as the cost of obtaining certain guarantees and pledges required by the Bank as a condition of the restructuring, subject to increase to an additional ten percent should the pledge of common shares of FCMC by Franklin Holding to the Bank be reduced upon the attainment by FCMC of certain net collection targets set by the Bank with respect to the Portfolio;

•	entry into a service agreement with respect to FCMC’s continued servicing of the Portfolio that allows the Bank to terminate such servicing and, concomitantly, FCMC’s fee income from servicing the Portfolio; and

•	in part as a result of a tax basis transfer, the Company may incur significant income tax liabilities at termination of the Legacy Credit Agreement, liquidation of the Company or any of its direct or indirect subsidiary companies, or certain other Company events such as a de facto liquidation. The amount of any tax liability that the Company may incur is not certain since any such calculations need to be performed on a company by company basis and are influenced by a number of factors including, but not limited to, the ability to use prior year losses and future results of operations.
     Restructuring Agreements. In connection with the Restructuring, the Company and its subsidiaries have:
1. Transferred substantially all of the Portfolio in exchange for the REIT Securities.
     Pursuant to the terms of a Transfer and Assignment Agreement, certain subsidiaries of the Company (the “Franklin Transferring Entities”) transferred approximately 83% of the Portfolio to a newly formed Delaware statutory trust (“New Trust”) in exchange for the following trust certificates (collectively, the “Trust Certificates”):
(a)	an undivided 100% interest of the Bank’s portion of consumer mortgage loans (the “Bank Consumer Loan Certificate”);

(b)	an undivided 100% interest in the Bank’s portion of consumer REO assets (the “Bank Consumer REO Certificate,” and together with the Bank Consumer Loan Certificate, the “Bank Trust Certificates”);

(c)	an undivided 100% interest in the portion of consumer mortgage loan assets allocated to the M&I Marshall & Ilsley Bank (“M&I”) and BOS (USA) Inc. (“BOS”) (M&I and BOS collectively, the “Participants”) represented by two certificates (the “Participants Consumer Loan Certificates”); and

(d)	an undivided 100% interest in Participants’ portion of the consumer REO assets represented by two certificates (the “Participants Consumer REO Certificates,” and together with the Participants Consumer Loan Certificate, the “Participants Trust Certificates”).
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
     The subsidiaries then transferred the Trust Certificates to a newly formed Delaware limited liability company, Franklin Asset, LLC, in exchange for membership interests in Franklin Asset, LLC. Franklin Asset, LLC then contributed the Bank Trust Certificates to a newly formed Delaware limited liability company, Franklin Asset Merger Sub, LLC, in exchange for membership interests in Franklin Asset Merger Sub, LLC (Franklin Asset, LLC retained the Participant Trust Certificates). Franklin Merger Sub, LLC merged with and into a Huntington National Bank wholly-owned subsidiary of the REIT (“REIT Sub”) and Franklin Asset, LLC received the REIT Securities having in the aggregate a value equal to the estimated fair market value of the loans underlying the Bank Trust Certificates, which as of March 31, 2009 was approximately $477.3 million, in exchange for its membership interests in Franklin Asset Merger Sub, LLC. The preferred REIT Securities have a liquidation value of $100,000 per unit and an annual cumulative dividend rate of 9% of such liquidation value. If there is a reacquisition required to be made by the Reacquisition Parties under the Transfer and Assignment Agreement, Franklin Asset, LLC will return such number of Class C Preferred Shares of Huntington Capital Financing Stock that is equal in value to the Reacquisition Price (as defined in the Transfer and Assignment Agreement).
2. Amended and restated substantially all of its outstanding debt.
     Pursuant to the terms of the Amended and Restated Credit Agreement (Legacy) (the “Legacy Credit Agreement”), the Company amended and restated substantially all of its indebtedness currently subject to a certain First Amended and Restated Forbearance Agreement and Amendment to Credit Agreements, dated December 19, 2008, and a certain First Amended and Restated Tribeca Forbearance Agreement and Amendment to Credit Agreements, dated December 19, 2008 (the “Forbearance Agreements”). As more fully described below, pursuant to the terms of the Legacy Credit Agreement, (1) the Participant Trust Certificates were collaterally assigned to the Bank as collateral for the loans as modified pursuant to the terms of the Legacy Credit Agreement (the “Restructured Loans”); (2) all net collections received by New Trust in connection with the portion of the Portfolio represented by the Bank Trust Certificates will be paid to the REIT Sub or its subsidiaries; (3) the REIT Securities were pledged to the Bank as collateral for the Restructured Loans; (4) Franklin Holding pledged seventy percent (70%) of the common equity in FCMC to the Bank as collateral for the Restructured Loans; and (5) Franklin

Holding and FCMC were released from existing guarantees of the Restructured Loans, including Franklin Holding’s pledge of 100% of the outstanding shares of FCMC, in exchange for providing certain limited recourse guarantees relating to the Restructured Loans, wherein the Bank agreed to exercise only limited recourse against property encumbered by the pledge agreement (the “Pledged Collateral”) made in connection with the Legacy Credit Agreement, provided Franklin Holding and FCMC, respectively, any designee acting under the authority thereof or any subsidiary of either Franklin Holding or FCMC did not (i) commission any act fraud or material misrepresentation in respect of the Pledged Collateral; (ii) divert, embezzle or misapply proceeds, funds or money and/or other property relating in any way to the Pledged Collateral; (iii) breach any covenant under Article IV of the Pledge Agreement entered into by Franklin Holding; or (iv) conduct any business activities to perform diligence services, to service mortgage Loans or REO Properties or any related activities, directly or indirectly, other than by FCMC and Franklin Credit Loan Servicing, LLC.
     The terms of the Legacy Credit Agreement vary according to the three tranches of loans covered by the Legacy Credit Agreement. Tranche A includes outstanding debt in the approximate principal sum of $837.9 million bearing interest at a per annum rate equal to one-month LIBOR plus 2.25% per annum, payable monthly in arrears on the outstanding principal balance of the related advances. Tranche B includes outstanding debt in the approximate principal sum of $407.5 million bearing interest at a per annum rate equal to one-month LIBOR plus 2.75% per annum, payable monthly in arrears on the outstanding principal balance of the related advances. Tranche C includes outstanding debt in the approximate principal sum of $125 million bearing interest at a per annum rate equal to 15%, payable monthly in arrears on the outstanding principal balance of the related advances. In the event of a default, the applicable interest rate will increase to 5% over the rate otherwise applicable to the respective tranche.
     Terms of the Restructured Indebtedness Under the Legacy Credit Agreement. The following table summarizes the principal economic terms of the Company’s indebtedness under the Legacy Credit Agreement immediately following the Restructuring.

	Outstanding	Applicable Interest	Required Monthly
	Principal Amount -	Margin Over LIBOR	Principal
	Franklin Asset/Tribeca	(basis points)	Amortization
Tranche A	$838,000,000	225	None
Tranche B	$407,000,000	275	None
Tranche C	$125,000,000	N/A (1)	None

Unrestructured Debt	$41,000,000	(2)	None

(1)	The applicable interest rate is fixed at 15% per annum. Interest will be paid in kind during the term of the Restructuring.

(2)	Interest margin over FHLB 30-day LIBOR advance rate plus 2.60-2.75%.
     The interest rate under the terms of the Restructuring Agreements for Tranche A and Tranche B indebtedness that is the basis, or index, for the Company’s interest cost is the one-month London Interbank Offered Rate (“LIBOR”) plus applicable margins.
     All cash available for each tranche shall be used to pay cash interest to the extent cash is available, and any accrued interest for which cash is not available will be added to the principal sum of such tranche. Cash payments on each tranche will be made from: (i) any cash or other assets of the borrowers (Tribeca and certain subsidiaries of Tribeca and Franklin Credit Asset Corporation), (ii) dividends and distributions on the REIT Securities, all of which shall be applied as a non pro rata distribution solely to the Bank’s pro rata share of such tranche (until paid in full), (iii) all distributions made by New Trust on the Participant Trust Certificates, all of which shall be applied as a non pro rata distribution to the Participants’ pro rata shares of such tranche (until paid in full), and (iv) from any proceeds received from any other collateral, which will be applied pursuant to a waterfall provision described more fully in the Legacy Credit Agreement. The borrowers will not be required to make scheduled principal payments, provided that all amounts received by any borrower in excess of accrued interest, whether from collateral or otherwise, shall be applied to reduce the principal sum. All remaining principal and interest will be due and payable at maturity of the Legacy Credit Agreement on March 31, 2012. Based on the current cash flows described above, it is not expected that the Company will be able to repay remaining principal and interest due on March 31, 2012. Under such circumstances, the Bank would have all available rights and remedies under the Legacy Credit Agreement.
     The Legacy Credit Agreement contains representations, warranties, covenants and events of default (“The Legacy Credit Agreement Defaults”) that are customary in transactions similar to the restructuring. Some, but not all, of the Legacy Credit Agreement defaults (including defaults under provisions relating to enforceability, bankruptcy, maintenance of collateral and lien positions, and certain negative covenants typical for agreements of this nature) will create an event of default under the Licensing Credit Agreement and the Servicing Agreement (as defined below). Under such circumstances, the Bank would be entitled to foreclose on all of the assets of the Company pledged to the Bank, including on Franklin Holding’s pledge of 70% of the stock of FCMC.
     The Legacy Credit Agreement is secured by a first priority security interest in (i) the REIT Shares; (ii) the Participant Trust Certificates; (iii) an undivided 16.72039% interest in the consumer mortgage loans and REO properties transferred to New Trust; (iv) 70% of all equity interests in FCMC, and 100% equity interests in all other direct and indirect subsidiaries of Franklin Holding, pledged by Franklin Holding (subject to partial releases of such equity interests under “Cumulative Collective Targets” under the terms relating to the Servicing Agreement); (v) all amounts owing pursuant to any deposit account or securities account of any Company entities bound to the Legacy Credit Agreement (other than Franklin Holding), (vi) a first mortgage in real property interests at 6 Harrison Street, Unit 6, New York, New York; (vii) all monies owing to any borrower from any taxing authority; (viii) any commercial tort or other claim of FCMC, Holding, or any borrower, including FCMC’s right, title and interest in claims and actions with respect to certain loan purchase agreements and other interactions of FCMC with various entities engaged in the secondary mortgage market; (ix) certain real property interests of FCMC in respect to the proprietary leases under the existing Forbearance Agreements if not transferred to New Trust; (x) a second priority lien on cash collateral held as security for the Licensing Credit Agreement to FCMC; and (xi) any monies, funds or sums due or received by any Borrower in respect of any program sponsored by any Governmental Authority, any federal program, federal agency or quasi-governmental agency, including without limitation any fees received, directly or indirectly, under the U.S. Treasury Homeowners Affordability and Stability Plan. Any security agreement, acknowledgement or other agreement in respect of a lien or encumbrance on any asset of New Trust shall be non-recourse in nature and shall permit New Trust to distribute, without qualification, 83.27961% of all net collections received by New Trust to the REIT Sub and its subsidiaries irrespective of any event or condition in respect of the Legacy Credit Agreement.

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
     Franklin Holding and FCMC have entered into an Amended and Restated Credit Agreement (Licensing) (the “Licensing Credit Agreement”) which includes a credit limit of $13,500,000, composed of a secured (i) revolving line of credit (“Revolving Facility”) up to the principal amount outstanding at any time of $2,000,000, (ii) up to the aggregate stated amount outstanding at any time for letters of credit of $6,500,000, and (iii) a draw credit facility (“Draw Facility”) up to the principal amount outstanding at any time of $5,000,000. The Revolving Facility and the letters of credit shall be used to assure that all state licensing requirements of FCMC are met and to pay approved expenses of the Company. The Draw Facility shall be used to provide for working capital of FCMC, and amounts drawn and repaid under this facility cannot be reborrowed. As of March 31, 2009, $1.0 million was outstanding under the revolving facility and $6.2 million of letters of credit for various state licensing purposes were outstanding.
     The principal sum shall be due and payable in full on the earlier of the date that the Licensing Agreement is due and payable in full pursuant to the terms of this facility, whether by acceleration or otherwise, or at maturity on March 31, 2010. Advances under the Revolving Facility shall bear interest at the one-month reserve adjusted LIBOR Rate plus a margin of 8%. Advances under the Draw Facility shall bear interest at the one-month reserve adjusted LIBOR Rate plus a margin of 6%. Interest on both the Revolving Facility and the Draw Facility shall be paid prior to any distributions pursuant to stock ownership or stock pledges of equity interests in FCMC. After any default, all advances and letters of credit shall bear interest at 5% in excess of the rate of interest then in effect.
     The Licensing Credit Agreement contains warranties, representations, covenants and events of default that are customary in transactions similar to the restructuring.
     The Licensing Credit Agreement is secured by (i) a first priority security interest in FCMC’s cash equivalents in a controlled account maintained at the Bank in an amount satisfactory to the Bank, but not less than $8,500,000, (ii) blanket existing lien on all personal property of FCMC, (iii) a second mortgage in real property interests at 6 Harrison Street, Unit 6, New York, New York, (iv) a first Mortgage in certain real property interests at 350 Albany Street, New York, New York; and (v) any monies or sums due FCMC in respect of any program sponsored by any Governmental Authority, including without limitation any fees received, directly or indirectly, under the U.S. Treasury Homeowners Affordability and Stability Plan.
     The Draw Facility is guaranteed by Thomas J. Axon, Chairman of the Board of Directors and a principal stockholder of the Company. Mr. Axon’s Guaranty shall be secured by a first priority and exclusive lien on commercial real estate, at a loan to value ratio satisfactory to the Bank. In consideration for his guaranty, the Bank and the Company’s Audit Committee each has consented to the payment to Mr. Axon equal to 10% of FCMC’s common shares, which has been paid, subject to a further payment of up to an additional 10% in FCMC’s common shares should the pledge of common shares of FCMC by Franklin Holding to the Bank be reduced upon attainment by FCMC of certain net collection targets set by the Bank with respect to the Portfolio.

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
     The Servicer is required to maintain net worth of approximately $7.6 million and net income before taxes of $800,000 for the most recent twelve-month period or an event of default will be deemed to have occurred. In addition to typical servicer events of default and the defaults listed above, the Servicing Agreement contains the following events of default: (i) certain defaults under the Legacy Loan Agreement would trigger an event of default under the Servicing Agreement, (ii) failure to adopt a servicing action plan as directed by the Administrator would trigger an event of default, (iii) any event of default under the Licensing Loan Agreement would trigger an event of default under the Servicing Agreement, and (iv) failure of Servicer to satisfy certain gross collection targets if determined to be the result of a failed servicing practice as determined by the Bank per a servicing audit would trigger an event of default.
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
Interest Rate Caps
     On September 5, 2007, the Company purchased a $200 million (notional amount) one-month LIBOR cap with a strike price of 5.75% at a price of $102,000, and on September 6, 2007, the Company purchased a $400 million (notional amount) one-month LIBOR cap with a strike price of 6.0% at a price of $90,000. Both cap agreements expired on September 30, 2008.

Interest Rate Swaps
     Effective February 27, 2008, the Company entered into $725 million (notional amount) of fixed-rate interest rate swaps in order to effectively stabilize the future interest payments on a portion of its interest-sensitive borrowings. The fixed-rate swaps are for periods ranging from one to four years, are non-amortizing, and are in effect for the respective full terms of each swap agreement. These swaps effectively fixed the Company’s interest costs on a portion of its borrowings regardless of increases or decreases in the one-month LIBOR. The interest rate swaps were executed with the Company’s lead lending bank and are for the following terms: $220 million notional amount for one year at a fixed rate of 2.62%; $390 million notional amount for two-years at a fixed rate of 2.79%; $70 million notional amount for three years at a fixed rate of 3.11%; and, $45 million notional amount for four years at a fixed rate of 3.43%.
     Effective April 30, 2008, the Company entered into an additional $275 million (notional amount) of fixed-rate interest rate swaps in order to effectively stabilize the future interest payments on a portion of its interest-sensitive borrowings. The fixed-rate swaps are for a period of three years, are non-amortizing, and at a fixed rate of 3.47%. These swaps reduced further the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR during the remaining terms of the swap agreements. The interest rate swaps were executed with the Company’s lead lending bank.
     Under these swap agreements, the Company makes interest payments to its lead lending bank at fixed rates and receives interest payments from its lead lending bank on the same notional amounts at variable rates based on LIBOR. Effective December 28, 2007, the Company pays interest on its interest-sensitive borrowings, principally based on one-month LIBOR plus applicable margins. Accordingly, Franklin established a fixed rate, plus applicable margins, on $1.0 billion of its borrowings, which at the time of entering into the swap agreements ranged from one year to four years. On March 5, 2009, $220 million of one-year interest rate swaps matured, which have not been replaced.
     In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $837.9 million of debt owed to the Bank has been paid in full.
     The unamortized balance of derivative losses in the amount of $24.0 million, as a result of the Company electing to cease hedge accounting as of December 31, 2008, is amortized to interest expense over time. The amount amortized during the quarter ended March 31, 2009 was $3.9 million, which increased our interest expense.

     The following table presents the notional and fair value amounts of the interest rate swaps outstanding at March 31, 2009.

Notional Amount	Term	Maturity Date	Fixed Rate	Estimated Fair Value*
$275,000,000	3 years	March 5, 2011	3.47%	$(13,294,472)
70,000,000	3 years	March 5, 2011	3.11%	(2,735,064)
45,000,000	4 years	March 5, 2012	3.43%	(2,542,940)

$390,000,000				$(18,572,476)

*	Determined in accordance with SFAS 157 based upon a “Level 2” valuation methodology.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to various types of market risk in the normal course of business, including principally the impact of interest rate changes, real estate, delinquency and default risk of the loans that we service for third parties, and changes in corporate tax rates. A material change in these risks or rates could adversely affect our operating results and cash flows.
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
Interest Rate Risk
     Interest rate fluctuations can adversely affect our operating results and present a variety of risks, including the risk of a mismatch between the repricing of interest-earning assets and borrowings, and variances in the yield curve.
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
     The Company’s operating results depend in large part on differences between the interest earned on its assets and the interest paid on its borrowings. Most of the Company’s assets, consisting primarily of REIT Securities (principally preferred REIT stock) and Trust Certificates (collateralized by mortgage loans and real estate owned properties) generate fixed returns and have remaining contractual maturities in excess of five years. Our borrowings are based on one-month LIBOR. In most cases, the interest income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest income and, therefore, net income. Our borrowings bear interest at rates that fluctuate with the one-month LIBOR rate. We currently use interest-rate derivatives, essentially interest-rate swaps, to hedge our interest rate exposure by converting a portion of our highly interest-sensitive borrowings from variable-rate payments to fixed-rate payments. Based on approximately $899.0 million of unhedged interest-rate sensitive borrowings outstanding at March 31, 2009, a 1% instantaneous and sustained increase in the one-month LIBOR rate could increase quarterly interest expense by as much as approximately $2.2 million, pre-tax, during the remaining terms of the swap agreements, which would negatively impact our quarterly after-tax net income or loss. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income, or increase net loss, and the market value of our net assets. If the Company’s existing swap contracts expire, and are not renewed, a 1% instantaneous and sustained increase in the one-month LIBOR rate would have the effect of increasing quarterly interest expense by approximately $3.2 million, pre-tax. See “Management’s Discussion and Analysis — Borrowings.”
ITEM 4T. CONTROLS AND PROCEDURES
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
Changes in Internal Controls over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in routine litigation matters generally incidental to our business, which primarily consist of legal actions related to the enforcement of our rights under mortgage loans we hold, held or service for others, none of which is individually or in the aggregate material. In addition, because we originated, acquired and service mortgage loans throughout the country, we must comply and were required to comply with various state and federal lending laws, rules and regulations and we are routinely subject to investigation and inquiry by regulatory agencies, some of which arise from complaints filed by borrowers, none of which is individually or in the aggregate material.
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
     The First WMC Litigation and the Second WMC Litigation have been consolidated for all purposes by the Court. The consolidated action is currently in the document discovery phase. No trial date has been set.
ITEM 1A. RISK FACTORS
     Not required because the Company is a Smaller Reporting Company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
Market Information
     Effective with the opening of stock market trading on April 22, 2009, the Company’s common stock has been quoted on the OTC Bulletin Board under the trading symbol “FCMC.OB.” (In May 2009, the Company’s trading symbol was changed to “FCMCE.OB” to reflect its delinquency in not filing this Form 10-Q for the quarterly period ended March 31, 2009, in a timely manner. However, as the date of this filing is within the applicable grace period to restore compliance with the OTC Bulletin Board filing requirements, which was set to expire June 22, 2009, upon verification by the OTC Bulletin Board, we will be able to avoid the removal of our security from the OTC Bulletin Board and have the fifth character “E” removed from our trading symbol) Our common stock was delisted from The Nasdaq Capital Market as of November 3, 2008, and has been quoted under the stock symbol “FCMC.PK” on the “Pink Sheets,” a centralized quotation service for over-the-counter securities, until April 22, 2009. Prior to November 3, 2008, the Company’s common stock traded on The Nasdaq Capital Market.

ITEM 6. EXHIBITS

Exhibit
Number
3.1	Fifth Amended and Restated Certificate of Incorporation. Incorporated by reference to Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission (the “Commission”) on January 20, 2005.

3.2	Amended and Restated By-laws. Incorporated by reference to Appendix B to the Registrant’s Definitive Information Statement on Schedule 14C, filed with the Commission on January 20, 2005.

10.89	First Amendment to Loan Servicing Agreement, dated as of February 27, 2009, by and between Franklin Credit Management Corporation and Bosco Credit, LLC. Incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K for the fiscal year period ended December 31, 2008, filed with the Commission on April 10, 2009.

10.90	Trust Agreement by and among Franklin Credit Asset Corporation, Franklin Credit Management Corporation, Tribeca Lending Corp. and each of their respective subsidiaries, as Depositors, and The Huntington National Bank, as Certificate Trustee, and Wilmington Trust Company, as Owner Trustee, dated March 31, 2009. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.

10.91	Transfer and Assignment Agreement by and among Franklin Mortgage Asset Trust 2009-A, Franklin Credit Asset Corporation, Franklin Credit Management Corporation, Tribeca Lending Corp. and each of their respective subsidiaries dated March 31, 2009. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.

10.92	Contribution Agreement by and among Franklin Asset, LLC and Franklin Asset Merger Sub, LLC dated March 31, 2009. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.

10.93	Agreement and Plan of Merger by and among Huntington Capital Financing, LLC, HCFFL, LLC, Franklin Asset, LLC, Franklin Credit Holding Corporation, Franklin Credit Asset Corporation, Tribeca Lending Corp. and each of their respective subsidiaries dated March 31, 2009. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.

10.94	Amended and Restated Credit Agreement (Legacy) by and among Franklin Credit Asset Corporation, Tribeca Lending Corp. and the Other Borrowers Party hereto as Borrowers, the Financial Institutions Party hereto as Lenders, and the Huntington National Bank, as Administrative Agent, dated March 31, 2009. Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.

10.95	The Limited Recourse Guarantee, dated as of March 3, 2009, made by Franklin Credit Holding Corporation in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.

10.96	The Limited Recourse Guarantee, dated as of March 31, 2009, made by Franklin Credit Management Corporation in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.

Exhibit
Number
10.97	The Amended and Restated Security Agreement, dated as of March 31, 2009, by and among the Borrowers and The Huntington National Bank. Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.

10.98	The Amended and Restated Pledge Agreement, dated as of March 31, 2009, by and between Franklin Credit Holding Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.

10.99	Amendment No. 1 to First Amended and Restated Forbearance Agreement and Amendment to Credit Agreements, dated as of April 20, 2009, by and among Franklin Credit Holding Corporation, Franklin Credit Management Corporation, Franklin Credit Asset Corporation, Flow 2006 F Corp., FCMC 2006 M Corp., FCMC 2006 K Corp. and The Huntington National Bank. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated as of April 22, 2009.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN CREDIT HOLDING CORPORATION
June 19, 2009	By:	/s/ ALEXANDER GORDON JARDIN
Alexander Gordon Jardin
Chief Executive Officer (Principal Executive Officer)

June 19, 2009	By:	/s/ PAUL D. COLASONO
Paul D. Colasono
Executive Vice President and Chief Financial Officer (Principal Financial Officer)