Form 10-Q
period 2009-06-30
FRANKLIN CREDIT HOLDING CORP/DE/
filed 2009-08-14
CIK 831246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-17771
FRANKLIN CREDIT HOLDING CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-3104776 (IRS Employer Identification No.)

101 Hudson Street Jersey City, New Jersey	07302
(Address of Principal Executive Offices)	(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 11, 2009: 8,025,295

FRANKLIN CREDIT HOLDING CORPORATION
FORM 10-Q

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$13,276,648	$21,426,777
Restricted cash	1,271,695	27,890,706
Investment in REIT securities	477,316,409	—
Investment in trust certificates at fair value	82,472,492	—
Mortgage loans and real estate held for sale	410,772,828	—
Notes Receivable:
Principal	—	1,021,648,291
Purchase discount	—	(9,777,475)
Allowance for loan losses	—	(471,093,159)

Net notes receivable	—	540,777,657

Notes receivable held for sale	3,954,922	—
Originated loans held for investment:
Principal, net of deferred fees and costs	—	391,704,319
Allowance for loan losses	—	(49,876,092)

Originated loans held for investment, net	—	341,828,227

Accrued interest receivable	47,606	10,055,241
Other real estate owned	—	60,748,390
Deferred financing costs, net	7,369,087	7,824,432
Other receivables	9,636,090	7,028,334
Building, furniture and equipment, net	1,861,287	2,042,436
Income tax receivable	2,047,635	2,126,590
Other assets	927,880	634,652

Total assets	$1,010,954,579	$1,022,383,442

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Liabilities:
Notes payable, net of debt discount of $190,911 at June 30, 2009 and $205,976 at December 31, 2008	$1,366,971,035	$1,442,126,964
Financing agreements	1,000,000	1,958,011
Nonrecourse liability	410,772,828	—
Accounts payable and accrued expenses	8,130,097	15,056,870
Terminated derivative liability	8,200,000	—
Derivative liabilities, at fair value	14,771,242	27,753,436

Total liabilities	1,809,845,202	1,486,895,281

Commitments and Contingencies

Stockholders’ (Deficit):
Preferred stock, $0.01 par value; authorized 3,000,000; issued and outstanding: none	—	—
Common stock and additional paid-in capital, $0.01 par value, 22,000,000 authorized shares; issued and outstanding: 8,025,295 at June 30, 2009 and 8,025,295 at December 31, 2008	21,804,659	23,383,120
Noncontrolling interest in subsidiary	1,710,490	—
Accumulated other comprehensive (loss)	(20,157,137)	(27,753,436)
Retained (deficit)	(802,248,635)	(460,141,523)

Total stockholders’ (deficit)	(798,890,623)	(464,511,839)

Total liabilities and stockholders’ (deficit)	$1,010,954,579	$1,022,383,442

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Interest income	$16,676,815	$26,605,598	$33,131,140	$58,925,728
Dividend income	10,629,299	—	10,629,299	—
Purchase discount earned	—	805,409	392,127	1,586,750
Gain on recovery from contractual loan purchase rights	30,550,000	—	30,550,000	—
(Loss) on mortgage loans and real estate held for sale	—	—	(282,593,653)	—
(Loss) on valuation of investments in trust certificates and notes receivable held for sale	—	—	(62,651,940)	—
Fair valuation adjustments	(14,393,966)	—	(14,393,966)	—
Gain on sale of other real estate owned	—	291,891	374,344	382,707
Servicing fees and other income	1,717,609	3,175,150	4,227,166	5,197,873

Total revenues/(losses)	45,179,757	30,878,048	(280,335,483)	66,093,058

Operating Expenses:
Interest expense	17,117,236	18,902,627	34,800,392	41,784,636
Collection, general and administrative	6,905,713	12,305,127	25,598,708	21,928,296
Provision for loan losses	—	280,491,641	169,479	289,147,466
Amortization of deferred financing costs	288,577	318,126	455,345	573,965
Depreciation	157,892	297,676	314,540	614,302

Total expenses	24,469,418	312,315,197	61,338,464	354,048,665

Income/(loss) before provision for income taxes	20,710,339	(281,437,149)	(341,673,947)	(287,955,607)
Income tax	433,165	—	433,165	—

Net income/(loss)	$20,277,174	$(281,437,149)	$(342,107,112)	$(287,955,607)

Net income/(loss) per common share:
Basic	$2.53	$(35.26)	$(42.78)	$(36.10)

Diluted	$2.53	$(35.26)	$(42.78)	$(36.10)

Weighted average number of shares outstanding:
Basic	8,000,295	7,981,545	7,997,170	7,975,920

Diluted	8,000,295	7,981,545	7,997,170	7,975,920

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT MANAGEMENT HOLDING AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
SIX MONTHS ENDED JUNE 30, 2009

			Accumulated
	Common Stock and		Other	Noncontrolling
	Additional Paid-in Capital		Comprehensive	Interest	Retained
	Shares	Amount	Loss	in Subsidiary	(Deficit)	Total
BALANCE, JANUARY 1, 2009	8,025,295	$23,383,120	$(27,753,436)	$—	$(460,141,523)	$(464,511,839)

Stock-based compensation	—	132,029	—	—	—	132,029
Transfer of noncontrolling interest in subsidiary	—	(1,710,490)	—	1,710,490	—	—
Amortization — unrealized loss on derivatives	—	—	7,596,299	—	—	7,596,299
Net (loss)	—	—	—	—	(342,107,112)	(342,107,112)

BALANCE, JUNE 30, 2009 (UNAUDITED)	8,025,295	$21,804,659	$(20,157,137)	$1,710,490	$(802,248,635)	$(798,890,623)

For the six months ended June 30, 2009, the total comprehensive loss amounted to $334,510,813 which was comprised of the net loss of $342,107,112 and amortization of unrealized loss on derivatives of $7,596,299.
See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(342,107,112)	$(287,955,607)
Adjustments to reconcile income to net cash provided by/(used in) operating activities:
Gain on sale of other real estate owned	(374,344)	(382,707)
Depreciation	314,540	614,302
Amortization of deferred costs and fees on originated loans	48,215	(296,848)
Loss on mortgage loans and real estate held for sale	282,593,653	—
Fair valuation adjustments	14,393,966	—
Loss on valuation of investment in trust certificates and notes receivable held for sale	62,651,940	—
Principal collections on mortgage loans held for sale	28,992,711	—
Proceeds from sale of real estate held for sale	22,251,806	—
Amortization of deferred financing costs	455,345	573,965
Amortization of debt discount and success fees	15,065	15,279
Non-cash compensation	132,029	141,394
Purchase discount earned	(392,127)	(1,586,750)
Provision for loan losses	169,479	289,147,466
Changes in operating assets and liabilities:
Accrued interest receivable	1,611,839	2,956,661
Other receivables	(9,589,412)	(993,550)
Income tax receivable	78,955	(400,736)
Paid in kind interest	6,938,945	—
Other assets	(293,227)	(415,414)
Transfer to fixed assets	(127,190)	—
Accounts payable and accrued expenses	(12,312,666)	(6,632,789)
Terminated derivative liability	8,200,000	—

Net cash provided by/(used in) operating activities	63,652,410	(5,215,334)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/decrease in restricted cash	26,619,011	3,789,059
Principal collections on notes receivable	10,813,027	49,731,473
Principal collections on loans held for investment	5,857,079	40,126,149
Investment in short-term securities	—	(69,308)
Putback of acquired notes receivable	—	394,893
Proceeds from sale of other real estate owned	19,227,015	17,033,555
Purchase of building, furniture and equipment	(6,201)	(78,874)

Net cash provided by investing activities	62,509,931	110,926,947

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of notes payable	(82,109,940)	(109,294,886)
Proceeds from financing agreements	2,017,052	291,980
Principal payments of financing agreements	(2,975,063)	(397,528)
Payments on nonrecourse liability	(51,244,519)	—

Net cash (used in) financing activities	(134,312,470)	(109,400,434)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,150,129)	(3,688,821)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,426,777	18,266,066

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,276,648	$14,577,245

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$23,349,263	$41,784,636

Cash payments for taxes	$268,154	$400,736

NON-CASH INVESTING AND FINANCING ACTIVITY:

Transfer from notes receivable and loans held for investment to OREO	$20,566,413	$41,886,259

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Overview
March 2009 Restructuring
Effective March 31, 2009, Franklin Credit Holding Corporation (“Franklin Holding”), and its consolidated subsidiaries (together with Franklin Holding, “we,” “us,” “our” or the “Company,” unless otherwise specified or the context otherwise requires), including Franklin Credit Management Corporation (“FCMC”) and Tribeca Lending Corp. (“Tribeca”), entered into a series of agreements (collectively, the “Restructuring Agreements”) with The Huntington National Bank (the “Bank,” “Lead Lending Bank” or “Huntington”), successor by merger to Sky Bank, pursuant to which the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured pursuant to a legacy credit agreement (the “Legacy Credit Agreement”), approximately 83% of the Company’s portfolio of subprime mortgage loans and owned real estate, acquired through foreclosure, was transferred to Huntington Capital Financing, LLC (the “REIT”), a real estate investment trust wholly-owned by the Bank, FCMC and Franklin Holding entered into an amended $13.5 million credit facility with the Bank (the “Licensing Credit Agreement”), and FCMC entered into a market-rate servicing agreement (the “Servicing Agreement”) with the Bank (the “Restructuring”). In connection with the Restructuring, the Company in April 2009 engaged in a number of cost-savings measures that should result in improved financial performance of FCMC, its servicing subsidiary company.
The Restructuring did not include a portion of the Company’s debt (the “Unrestructured Debt”), which as of March 31, 2009 totaled approximately $40.7 million. The Unrestructured Debt remains subject to the original terms of the Franklin forbearance agreement entered into with the Bank in December 2007 and subsequent amendments thereto (the “Franklin Forbearance Agreement”) and the Franklin 2004 master credit agreement. On April 20, 2009, Franklin Holding, and certain of its direct and indirect subsidiaries, including Franklin Credit Management Corporation (FCMC) and Franklin Credit Asset Corporation (“Franklin Asset”) entered into an amendment of the Franklin Forbearance Agreement and Franklin 2004 master credit agreement (the “Amendment”) with the Bank relating to the Unrestructured Debt. Under the Amendment, the forbearance period with respect to the Unrestructured Debt was extended from May 15, 2009 to June 30, 2009, and the Bank agreed to forbear, during the forbearance period, with respect to any defaults past or present with respect to any failure to make scheduled principal and interest payments to the Bank (“Identified Forbearance Default”) relating to the Unrestructured Debt. On August 10, 2009, the forbearance period with respect to the balance of approximately $40.2 million of Unrestructured Debt was further extended from June 30, 2009 through and including September 30, 2009. During the forbearance period, the Bank, absent the occurrence and continuance of a forbearance default other than an Identified Forbearance Default, will not initiate collection proceedings or exercise its remedies in respect of the Unrestructured Debt or elect to have interest accrue at the stated rate applicable after default. In addition, FCMC is not obligated to the Bank with respect to the Unrestructured Debt and that any references to FCMC in the Franklin 2004 master credit agreement governing the Unrestructured Debt have been amended to refer to Franklin Asset.
Upon expiration of the forbearance period, in the event that the Unrestructured Debt with the Bank remains outstanding, the Bank, with notice, could call an event of default under the Legacy Credit Agreement. The Licensing Credit Agreement and the Servicing Agreement do not include cross-default provisions that would be triggered by such a default. The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets of FCMC (except for a first lien of the Bank on an office condominium unit and a second priority lien of the Bank on cash collateral held as security under the Licensing Credit Agreement) and the unpledged portion of FCMC’s stock.

The Franklin forbearance agreement and the Tribeca forbearance agreement (together, the “Forbearance Agreements”) that had been entered into with the Bank have been replaced effective March 31, 2009 by the Restructuring Agreements.
On June 25, 2009, in connection with the Restructuring and with the approval of the holders of more than two-thirds of the shares of Franklin Holding entitled to vote at an election of directors, the Certificate of Incorporation of FCMC was amended to delete the provision, adopted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware in connection with the Company’s December 2008 corporate reorganization, that had required the approval of the stockholders of Franklin Holding in addition to the stockholders of FCMC for any action or transaction, other than the election or removal of directors, that would require the approval of the stockholders of FCMC.
For a fuller discussion of the foregoing, see “Management’s Discussion and Analysis — Borrowings — Restructuring Agreements with Lead Lending Bank.”
Going Concern Uncertainty — Franklin Holding
The Company has been and continues to be operating in an extraordinary and difficult environment, and has been significantly and negatively impacted by the unprecedented credit and economic market turmoil, and the recessionary economy. Particularly impacting Franklin has been the severe deterioration in the U.S. housing market and the nearly complete shutdown of the mortgage credit market for borrowers without excellent credit histories, and the recessionary economy with increasing unemployment. These unprecedented market conditions adversely affected the Company’s portfolio of residential mortgage loans, particularly its second-lien mortgage loans, delinquencies, provisions for loan losses, operating losses and cash flows, which resulted in a significant stockholders’ deficit of $798.9 million at June 30, 2009. The Company has been, since the latter part of 2007, expressly prohibited by the Bank from acquiring or originating loans. In addition, the Company’s restructuring agreements with the Bank contain affirmative covenants that the Company’s servicing subsidiary, FCMC, be licensed, qualified and in good standing, where required, and that it maintain its licenses to service mortgage loans and real estate owned properties serviced under the servicing agreement entered into in connection with the Restructuring. Any event of default under the March 31, 2009 Restructuring Agreements, or failure to successfully renew these Restructuring Agreements or enter into new credit facilities with Huntington prior to their scheduled maturity, could entitle Huntington to declare the Company’s indebtedness immediately due and payable and result in the transfer of the remaining loans pledged to Huntington to a third party. Moreover, certain events of default under the Restructuring Agreements, including defaults under provisions relating to enforceability, bankruptcy, maintenance of collateral and lien positions, and certain negative covenants typical for agreements of this nature, or defaults under its Servicing Agreement with the Bank or the Licensing Credit Agreement could result in the transfer of the Company’s sub-servicing contract as servicer of its loans. Without the continued cooperation and assistance from Huntington, the consolidated Franklin Holding’s ability to continue as a viable business is in doubt, and it may not be able to continue as a going concern. These matters raise substantial doubt about Franklin Holding’s ability to continue as a going concern.
As a result of the Restructuring and the corporate reorganization that took effect December 19, 2008, FCMC, the servicing company within the Franklin consolidated group of companies, has positive net worth and since January 1, 2009 has been profitable. FCMC’s standalone balance sheet as of December 31, 2008 received an unqualified opinion from our Independent Public Accounting Firm. See “Results of Operations — Franklin Credit Management Corporation (FCMC).”

Operating Losses and Stockholders’ Deficit
The Company had net income of $20.3 million for the second quarter of 2009, compared with a net loss of $281.4 million for the second quarter of 2008. The principal driver of the $301.7 million decrease in the net loss for the second quarter of 2009 was the restructured balance sheet that resulted from the Restructuring and the resultant write-down to estimated fair value of the Company’s loan portfolios in the first quarter of 2009. Exclusive of a nonrecurring gain on recoveries from contractual loan purchase rights in the aggregate amount of $30.6 million received in the second quarter of 2009, the Company would have reported a net loss of approximately $10 million.
The Company had a consolidated net loss of $342.1 million for the six months ended June 30, 2009. The net loss for the first half of 2009 was driven principally by the restructuring agreement entered into with the Bank effective March 31, 2009. As part of the Restructuring, at March 31, 2009, the Company transferred approximately 83%, or approximately $760 million, of its portfolio of subprime mortgage loans and owned real estate (in the form of trust certificates that had been issued by the trust formed by the Bank as part of the Restructuring (the “Trust”)) and received preferred and common stock in the amount of $477.3 million in Huntington’s REIT. Because the transfer of the trust certificates is treated as a financing and not a sale for accounting purposes, the mortgage loans and real estate remained on the Company’s balance sheet classified as mortgage loans and real estate held for sale securing a nonrecourse liability in an equal amount. The loss, therefore, represented a write-down to fair market value of the mortgage loans and real estate held for sale. Effective March 31, 2009, the carrying value of the remaining approximately 17%, or $151.2 million, of its portfolio of subprime mortgage loans and owned real estate was also transferred to the Trust as part of the Restructuring in exchange for trust certificates (Investments in trust certificates at fair value) that are held by the Company, and was reclassified as an investment “available for sale” and, therefore, recorded at fair value approximating $95.8 million on March 31, 2009. In addition, the Company classified as an investment “held for sale” loans with a carrying value of approximately $11.4 million of the Company’s remaining subprime mortgage loans not subject to the Restructuring (notes receivable held for sale, net), which collateralizes the debt that remains subject to the original terms of the forbearance and 2004 master credit agreements (the Unrestructured Debt) and, as a result recognized a loss of $7.3 million, which, on March 31, 2009, was recorded as loss on valuation of investment in trust certificates and notes receivable held for sale.
Although the transfer of the trust certificates, representing approximately 83% of the Company’s portfolio of subprime mortgage loans and owned real estate, to the REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, is being treated as a financing under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). While Franklin transferred legal ownership and all of the economic interests and risks relating to the underlying assets of the trust certificates to the Bank in exchange for preferred and common stocks of the REIT, the transfer did not meet one of the technical requirements of SFAS 140 insofar as, for accounting purposes, the transferred assets have not been legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy. The treatment as a financing on the Company’s balance sheet, however, did not affect the cash flows of the transfer, and does not affect the Company’s cash flows or its reported net income nor would it, necessarily, dictate the treatment of the assets in a bankruptcy.

Licenses to Service Loans and December 2008 Corporate Reorganization
The requirements imposed by state mortgage finance licensing laws vary considerably. In addition to the requirement for a license to engage in mortgage origination and brokerage activities, many mortgage licensing laws impose a licensing obligation to service residential mortgage loans. Further, certain state collection agency licensing laws require entities collecting on current, delinquent or defaulted loans for others or to acquire such loans to be licensed as well. Once these licenses are obtained, state regulators impose additional ongoing obligations on licensees, such as maintaining certain minimum net worth or line of credit requirements. Generally, net worth is determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) with the minimum net worth varying from state to state. In limited instances, the net worth calculation may not include recourse on any contingent liabilities. The highest state minimum net worth requirement, with respect to states other than New York, is $250,000. In New York, under the new servicing registration law that went into effect on July 1, 2009, the net worth requirement is the greater of 1% of the outstanding principal balance of New York loans serviced or $250,000, which when applied to FCMC would be approximately $1.73 million). If the Company’s servicing subsidiary, FCMC, does not, among other things, meet these minimum net worth or line of credit requirements, state regulators may revoke or suspend FCMC’s licenses and prevent FCMC from continuing to service loans in such states, which would adversely affect FCMC’s operations and financial condition and ability to attract new servicing customers. As of June 30, 2009, we believe that FCMC has net worth in excess of that which is required to maintain its licenses, both in accordance with GAAP and with requirements of those states that exclude the portion of its assets pledged to secure the obligations of any other person or entity.
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
In order to address these and other issues, in December 2008, FCMC completed a reorganization of its company structure for the principal purpose of restoring the required minimum net worth under FCMC’s licenses to ensure that FCMC would be able to continue to service mortgage loans. Effective December 19, 2008, Franklin Holding became the parent company of FCMC in the adoption of a holding company form of organizational structure. This reorganization (the “Reorganization”) resulted in FCMC, which holds the Company’s servicing platform, having positive net worth as a result of having assigned and transferred to a newly formed sister company ownership of the entities that held beneficial ownership of the Company’s loan portfolios and the related indebtedness and accordingly, being able to comply with applicable net worth requirements to maintain licenses to service and collect loans in various jurisdictions; and, is expected to enhance FCMC’s ability to grow its servicing business. Other than the difference in their names, the certificate of incorporation, by-laws, authorized capital stock, outstanding capital stock, board of directors and officers of Franklin Holding are the same as those of FCMC prior to the reorganization. No post-merger exchange of stock certificates was necessary, and the outstanding shares of FCMC common stock have been automatically converted into an equal number of shares of Franklin Holding common stock.

The business operations and financial condition of the Company taken as a whole, including FCMC, which holds the servicing platform, on a consolidated basis, including the Company’s consolidated substantial negative net worth, did not change as a result of the Reorganization. However, the resulting financial condition of FCMC changed, inasmuch as it had positive net worth at December 31, 2008, at March 31, 2009 and June 30, 2009.
Upon our compliance with the state’s minimum net worth requirement as a result of the Reorganization, FCMC’s West Virginia license was renewed on December 30, 2008. Ohio terminated its Notice of Intent to Refuse Renewal on January 8, 2009. The state of Wisconsin also noted that FCMC had tangible net worth in excess of $250,000 by December 31, 2008. On June 12, 2009, FCMC was notified that its Washington state collection agency license was renewed. The Company, however, may be subject to future regulatory action in three other states, Michigan, Illinois and Massachusetts, because in those states the net worth calculation may not include recourse on any contingent liabilities, which prior to March 31, 2009, would have caused FCMC’s net worth to be deemed negative by those states. As of and since March 31, 2009, however, we believe that FCMC has maintained net worth in excess of that which is required to maintain its licenses in such states. In the summer of 2008, FCMC formed a wholly-owned subsidiary, Franklin Credit Loan Servicing, LLC, a Delaware limited liability company (and following the Reorganization, a wholly-owned subsidiary of the Company), which does not have any liabilities or pledged assets and, therefore, is expected to become licensed in those three states and in the event that such states determine that FCMC does not meet the applicable net worth requirements, Franklin Credit Loan Servicing, LLC would, upon licensure, service loans in such states so that the Company overall has the required licenses to operate in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. Under the Servicing Agreement entered into on March 31, 2009 as part of the Restructuring with Huntington, it would be an event of default if FCMC failed to maintain its license to do business in any jurisdiction where any mortgaged property or other real estate owned (“OREO”) property serviced under the servicing agreement is located and such failure continues unremedied for ten (10) days, which, if the same were to occur, would entitle the Bank to terminate the Servicing Agreement. In addition, with notice in connection with such a default, the Bank could also call an event of default under the Licensing Credit Agreement and the Legacy Credit Agreement entered into in connection with the Restructuring, which, among other remedies, would entitle the Bank to foreclose on the assets of the Company pledged to the Bank, including on Franklin Holding’s pledge of 70% of the common stock of FCMC.
Franklin’s Business
As a result of the Restructuring and the Reorganization that took effect December 19, 2008, FCMC, the servicing company within the Franklin consolidated group of companies, has positive net worth and since January 1, 2009 has been profitable.
The Company’s operating business is conducted principally through FCMC (a subsidiary company of Franklin), which is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, and in the analysis, pricing, due diligence and acquisition of residential mortgage portfolios, for third parties. The portfolios serviced for other entities, as of June 30, 2009, principally for Huntington (loans previously acquired and originated by Franklin and transferred to the Trust), primarily consist of first and second-lien loans secured by 1-4 family residential real estate that generally fell outside the underwriting standards of Fannie Mae and Freddie Mac and involve elevated credit risks as a result of the nature or absence of income documentation, limited credit histories, higher levels of consumer debt or credit difficulties.

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
On May 28, 2008, FCMC entered into various agreements, including a servicing agreement, to service on a fee-paying basis approximately $245 million in residential home equity line of credit mortgage loans for Bosco Credit LLC (“Bosco”). Bosco was organized by FCMC, and the membership interests in Bosco include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members of that entity. The loans that are subject to the servicing agreement were acquired by Bosco on May 28, 2008, and the Bank is the administrative agent for the lenders to Bosco. FCMC also provided the loan analysis, due diligence and other services for Bosco on a fee-paying basis for the loans acquired by Bosco.
On February 27, 2009, FCMC entered into an amendment (the “Amendment”) to the Bosco servicing agreement. The Amendment provides that, for the next 12 months, FCMC’s monthly servicing fee will be paid only after a monthly loan modification fee of $29,167 is paid to Bosco’s lenders. Additionally, the Amendment provides that, on each monthly payment date, if the aggregate amount of net collections is less than $1 million, 25% of FCMC’s servicing fee will be paid only after certain other monthly distributions are made, including, among other things, payments made by Bosco to repay its third-party indebtedness. The term of this provision is indefinite. If the amount of collections is not sufficient to make the required payments in any given month, the unpaid servicing fees due to FCMC, or portions thereof, will accrue and become due and payable the next month or in future months.
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

As of June 30, 2009, through our servicing subsidiary, FCMC, we had two significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate, Huntington and Bosco.
Due Diligence Services
During the first quarter of 2008, capitalizing on our portfolio acquisition experience with residential mortgage loans, the Company began providing services for third parties not related to us or our lender, on a fee-paying basis. During 2008, we completed 13 due diligence or loan analysis and pricing assignments for third parties interested in acquiring mortgage loan pools. During the six months ended June 30, 2009, we were engaged in due diligence, loan analysis and pricing for a third party that acquired a small residential mortgage loan pool.
Financing
We historically financed both our acquisitions of mortgage loan portfolios and our loan originations through various long and short-term borrowing arrangements with Sky Bank, the predecessor to the Bank, with which we had a strong relationship since the early 1990s.
On December 28, 2007, Franklin entered into Forbearance Agreements with the Bank, which substantially modified our borrowing arrangements referred to above and expressly terminated fundings for new acquisitions and originations under those credit facilities. Effective March 31, 2009, Franklin entered into a series of Restructuring Agreements with the Bank, pursuant to which the Company’s debt, loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, and approximately 83% of the Company’s portfolio of subprime mortgage loans and owned real estate, acquired through foreclosure, while not removed from the Company’s balance sheet, was transferred to a real estate investment trust wholly-owned by a subsidiary of the Bank. Except for approximately $40.2 million of the Company’s debt that remains subject to the original terms of the Franklin 2004 master credit agreement and the Franklin Forbearance Agreement, all previous Forbearance Agreements and credit agreements have been replaced effective March 31, 2009 by the Restructuring Agreements. See “Management’s Discussion and Analysis — Borrowings.”
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

In December 2007, Franklin entered into Forbearance Agreements with the Bank, which substantially modified our borrowing arrangements referred to above and terminated fundings for new acquisitions and originations under those credit facilities.
In December 2008, the Company engaged in the Reorganization in which the Company (i) adopted a holding company form of organizational structure, with Franklin Holding serving as the new public-company parent, (ii) transferred all of the equity and membership interests in FCMC’s direct subsidiaries to other entities in the reorganized corporate structure of the Company, (iii) assigned legal record ownership of any loans in the Company’s portfolios held directly by FCMC and Tribeca, to other entities in the reorganized corporate structure of the Company, and (iv) amended its loan agreements with Huntington. As a result, Franklin Credit Holding Corporation is the successor issuer to FCMC.
In the Reorganization, FCMC became a subsidiary of Franklin Holding and ceased to have any subsidiaries and, therefore, ceased to have portfolios of loans and real estate properties and the related indebtedness to the Bank.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Quarterly Reports Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As of June 30, 2009, the most significant estimates of the Company are the continuing assessment of the fair value of the investment in (i) preferred and common stocks, or the REIT Securities, (ii) trust certificates, and (iii) because for accounting purposes the Restructuring is being treated as a financing under SFAS 140, mortgage loans and real estate held for sale and the corresponding nonrecourse liability. The Company’s estimates and assumptions primarily arise from uncertainties and changes associated with interest rates and the secondary and whole loan markets for residential 1-4 family mortgage loans. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions may occur which could cause actual results to differ materially.
Investment in REIT Securities — Investment in preferred stock is classified at the date of purchase as “available for sale” securities and carried at fair market value, which is valued as of the end of each reporting period. The fair value of the preferred stock was established at the date received on March 31, 2009, the effective date of the Restructuring. As the preferred stock in the REIT is not marketable, and cannot be sold or redeemed by the Company, the fair value subsequent to March 31, 2009, while essentially equal to the value received on the date of the Restructuring, is evaluated quarterly to confirm that the cash flows from the REIT securities approximate fair market value and that the cash flows from the REIT are significantly in excess of, and can support, the dividend on the REIT securities. The investment in common stock of the REIT of approximately $4.9 million is carried at cost.

Investment in Trust Certificates — Investment in trust certificates is classified at the date of purchase as “available for sale,” and the fair value adjustment at March 31, 2009 was recorded as loss on valuation of trust certificates and notes receivable held for sale. Investment in trust certificates is carried at fair market value, and the certificates are valued as of the end of each reporting period. Subsequent to March 31, 2009, changes in fair value are recorded in earnings as fair valuation adjustments. The fair value of the trust certificates is based on an assessment of the underlying investment, expected cash flows and other market-based information, and where observable market prices and other data are not available for similar investments, pricing models or discounted cash flow analyses, using observable market data where available, are utilized to estimate fair market value.
Mortgage Loans and Real Estate Held for Sale — As part of the Restructuring, approximately 83% of the Company’s portfolio of subprime mortgage loans and owned real estate, acquired through foreclosure, were transferred to the REIT and are classified as “held for sale.” As a result, a loss on the transfer was recorded as loss on mortgage loans and real estate held for sale. Subsequent to March 31, 2009, mortgage loans and real estate held for sale are carried at the lower of cost or market value. Because the transfer has been accounted for as a secured financing in accordance with SFAS No. 140 (based solely on the assertion that the transferred assets have not been legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy), the mortgage loans and real estate remain on the Company’s balance sheet classified as mortgage loans and real estate held for sale with a nonrecourse liability in an equal amount. The fair value of the mortgage loans held for sale is based on an assessment of the underlying residential 1-4 family mortgage loans and real estate, expected cash flows and other market-based information, and where observable market prices and other data are not available for similar loans, pricing models or discounted cash flow analyses, using observable market data where available, are utilized to estimate market value. Mortgage loans and real estate held for sale are valued as of the end of each reporting period, and changes in fair value are recorded in earnings as fair valuation adjustments.
Nonrecourse Liability — The nonrecourse liability is the offset to, and is secured by, the mortgage loans and real estate held for sale. The Company elected the fair value option for the nonrecourse liability, and adjustments to fair value are recorded as fair valuation adjustments. No interest expense is recorded on the nonrecourse liability as any payments received from the Trust on the investment in trust certificates are recorded as a reduction to the balance of the nonrecourse liability, which is adjusted to fair value each quarter through the fair valuation adjustments line item.
Fair Valuation Adjustments — Fair valuation adjustments include amounts after March 31, 2009 related to adjustments in the fair value of the investment in trust certificates and the nonrecourse liability, and adjustments to the lower of cost or market related to mortgage loans and real estate held for sale, and for losses on sales of real estate owned.

The following table sets forth the activity affecting the fair valuation adjustments during the three months ended June 30, 2009:

Three Months Ended
June 30, 2009
Valuation (loss) on OREO sold	$(11,564,907)
Valuation (loss) on mortgage loans and OREO	(17,046,415)
Valuation gain on nonrecourse liability	16,368,732
Other	(2,151,376)

(Loss) on valuation	$(14,393,966)

Notes Receivable Held for Sale — At March 31, 2009, as part of the Restructuring, notes receivable are classified as “held for sale” as this portfolio is being actively marketed for sale, and a lower of cost or market value was recorded as loss on valuation of investments in trust certificates and notes receivable held for sale. Subsequent to March 31, 2009, the fair value of the notes receivable is based on an assessment of the underlying residential 1-4 family mortgage loans, expected cash flows and other market-based information, and where observable market prices and other data are not available for similar loans, pricing models or discounted cash flow analyses, using observable market data where available, are utilized to estimate market value. Notes receivable are valued as of the end of each reporting period, and changes in fair value are recorded as fair valuation adjustments.
Income Recognition on Investment in Trust Certificates and Mortgage Loans and Real Estate Held for Sale — Income on the investment in mortgage loans and real estate held for sale is estimated based on the available information on these loans and real estate provided by our Bank and from the loans serviced for the Trust. The estimated income does not represent cash received and retained by the Company, and is essentially offset through a valuation adjustment of the nonrecourse liability. During the second quarter of 2009, the Company revised its interest accrual policy to accrue only one month of interest on performing loans (loans that are contractually current).
Notes Receivable and Income Recognition — The notes receivable portfolio consisted primarily of secured real estate mortgage loans purchased from financial institutions and mortgage and finance companies. Such notes receivable were performing, nonperforming or subperforming at the time of purchase and were generally purchased at a discount from the principal balance remaining. Notes receivable were carried at the amount of unpaid principal, reduced by purchase discount and allowance for loan losses. The Company reviewed its loan portfolios upon purchase of loan pools, at loan boarding, and on a frequent basis thereafter to determine an estimate of the allowance necessary to absorb probable loan losses in its portfolios. Management’s judgment in determining the adequacy of the allowance for loan losses was based on an evaluation of loans within its portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtained independent appraisals for the underlying collateral on an ongoing basis in accordance with company policy.
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

Originated Loans Held for Investment — In general, interest on originated loans held for investment was calculated based on contractual interest rates applied to daily balances of the principal amount outstanding using the accrual method. The Company accrued interest on secured real estate first mortgage loans originated by the Company up to a maximum of 209 days contractually delinquent with a recency payment in the last 179 days, and that were judged to be fully recoverable for both principal and accrued interest, based principally on a foreclosure analysis that included an updated estimate of the realizable value of the property securing the loan.
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
Allowance for Loan Losses — The Company reviewed its loan portfolios upon purchase of loan pools, at loan boarding, and on a frequent basis thereafter to determine an estimate of the allowance necessary to absorb probable loan losses in its portfolios. Management’s judgment in determining the adequacy of the allowance for loan losses was based on an evaluation of loans within its portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtained independent appraisals for the underlying collateral on an ongoing basis in accordance with company policy.

The following table shows the activity in the allowance for loan losses during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008
Allowance for loan losses, beginning of period	$—	$251,626,987

Provision for loan losses	—	262,420,799
Loans transferred to OREO	—	(4,273,245)
Loans charged off	—	(47,373,393)
Loans transferred to Huntington and loans exchanged for trust certificates and retained	—	—
Loans transferred to loans held for sale	—	—
Other, net	—	(31,980)

Allowance for loan losses, end of period	$—	$462,369,168

	Six Months Ended June 30,
	2009	2008
Allowance for loan losses, beginning of period	$520,969,251	$254,661,653

Provision for loan losses	169,479	267,587,175
Loans transferred to OREO	(6,517,919)	(6,713,115)
Loans charged off	(14,029,345)	(53,058,255)
Loans transferred to Huntington and loans exchanged for trust certificates and retained	(481,453,374)	—
Loans transferred to loans held for sale	(17,435,075)	—
Other, net	(1,703,017)	(108,290)

Allowance for loan losses, end of period	$—	$462,369,168

Write-downs for declines in the estimated net realizable value of OREO resulted in a provision for loan losses of $18.1 million and $21.5 million during the three and six months ended June 30, 2008, which was not included in the above tables. As a result of the Restructuring and the exchange of loans and other real estate owned for trust certificates, and because, as of March 31, 2009, the Company is carrying its investments at fair value or lower of cost or market value, the allowance for loan losses was eliminated during the first quarter of 2009, and at June 30, 2009 was $0.
Derivatives — As part of the Company’s interest-rate risk management process, we entered into interest rate cap agreements in 2006 and 2007, and interest rate swap agreements in 2008. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.
Interest rate caps are recorded at fair value. The interest rate caps are not designated as hedging instruments for accounting purpose, and unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

Franklin’s management of interest-rate risk predominantly includes the use of plain-vanilla interest-rate swaps to synthetically convert a portion of its London Interbank Offered Rate (“LIBOR”)-based variable-rate debt to fixed-rate debt. In accordance with SFAS 133, derivative contracts hedging the risks associated with expected future cash flows are designated as cash flow hedges. The Company formally documents at the inception of its SFAS 133 hedges all relationships between hedging instruments and the related hedged items, as well as its interest risk management objectives and strategies for undertaking various accounting hedges. Additionally, we use regression analysis at the inception of the hedge and for each reporting period thereafter to assess the derivative’s hedge effectiveness in offsetting changes in the cash flows of the hedged items. The Company discontinues hedge accounting if it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in the fair value of the derivative in earnings. All of the Company’s interest-rate swaps qualify for cash flow hedge accounting, and are so designated.
Effective April 30, 2008, the Company entered into $275 million (notional amount) of fixed-rate interest-rate swaps in order to effectively stabilize the future interest payments on a portion of its interest-sensitive borrowings. The fixed-rate swaps are for a period of three years, are non-amortizing, and at a fixed rate of 3.47%. These swaps will reduce further the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in the one-month LIBOR. The interest-rate swaps were executed with the Company’s lead lending bank.
On March 5, 2009, $220 million of one-year interest-rate swaps matured, which have not been replaced.
In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest-rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $837.9 million of debt owed to the Bank has been paid in full. The carrying value included in accumulated other comprehensive loss (“AOCL”) within stockholders’ equity at December 31, 2008 related to the terminated hedges is amortized to earnings over time.
As of June 30, 2009, the notional amount of the Company’s fixed-rate interest-rate swaps totaled $390 million, representing approximately 31% of the Company’s outstanding variable rate debt. The fixed-rate interest-rate swaps are expected to reduce the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR during the remaining terms of the swap agreements. All of our interest-rate swaps were executed with the Company’s lead lending bank.
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
As of January 1, 2009, the Company removed the hedge designations for its cash flow hedges. As a result, the Company will continue to carry the December 31, 2008 balance related to these hedges in AOCL unless it becomes probable that the forecasted cash flows will not occur. The balance in AOCL as of June 30, 2009 is amortized to earnings as part of interest expense in the same period or periods during which the hedge forecasted transaction affects earnings. During the three months ended June 30, 2009, the net impact of the cash flow hedges was an increase of $2.8 million to interest expense, inclusive of $3.7 million of amortization of the AOCL balance, reclassified from AOCL into earnings, and the cost of the hedges in the amount of $2.9 million, which was somewhat offset by an increase of $3.8 million in the fair value of the existing swaps. During the six months ended June 30, 2009, the net impact of the cash flow hedges was an increase of $10.9 million to interest expense, inclusive of $7.6 million of amortization of the AOCL balance and reclassified from AOCL into earnings, the cost of the hedges in the amount of $8.0 million, somewhat offset by an increase of $4.7 million in the fair value of the existing swaps. Future changes in the fair value of the remaining interest-rate swaps will be accounted for directly in earnings.

Fair Value Measurements
SFAS No. 157, Fair Value Measurements, establishes a three-tier hierarchy for fair value measurements based upon the transparency of the inputs to the valuation of an asset or liability and expands the disclosures about instruments measured at fair value. A financial instrument is categorized in its entirety and its categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are described below.
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
Fair values for certain investments (Level 3 assets) are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.
The carrying value of derivative and financial instruments on the Company’s financial statements at June 30, 2009 are as follows:

	Level 1	Level 2	Level 3	Level 3
Interest-rate swaps	$—	$(14,771,242)	$—	$—
Investment in REIT securities	—	—	472,413,331	—
Investment in trust certificates	—	—	82,472,492	—
Nonrecourse liability	—	—	—	(410,772,828)

Total	$—	$(14,771,242)	$554,885,823	$(410,772,828)

The changes in items classified as Level 3 during the six months ended June 30, 2009 are as follows:

Balance, January 1, 2009	$—	$—

Additions	623,602,529	(477,316,409)
Total recognized unrealized (losses)/gains	(54,753,531)	16,368,733
Transfer in/(out)	(5,625,114)	—
Distributions/payments	(8,338,061)	50,174,828

Balance, June 30, 2009	$554,885,823	$(410,772,828)

Unrealized losses included in earnings during the six months ended June 30, 2009 related to investments held at June 30, 2009 were $54.8 million.
The carrying value of assets measured at the lower of cost or market value at June 30, 2009 are as follows:

	Level 1	Level 2	Level 3
Mortgage loans and real estate held for sale	$—	$—	$410,772,828

Recent Developments
Unrestructured Debt
On August 10, 2009, the forbearance period with respect to the Unrestructured Debt was extended from June 30, 2009 through and including September 30, 2009, and the Bank agreed to forbear, during the forbearance period, with respect to any defaults past or present with respect to any failure to make scheduled principal and interest payments to the Bank relating to the Unrestructured Debt. The Company, as directed by the Bank, has been actively seeking to sell the loans collateralizing the Unrestructured Debt and, subject to the Bank’s approval of such sale, will attempt to have a sale completed on or before September 30, 2009.
Management has evaluated and disclosed recent developments up to and including August 14, 2009, which is the issuance date of the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Safe Harbor Statements. Statements contained herein and elsewhere in this Quarterly Report on Form 10-Q that are not historical fact may be forward-looking statements regarding the business, operations and financial condition of Franklin Credit Holding Corporation (“Franklin Holding,” and together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our” unless otherwise specified or the context otherwise requires) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in forward-looking statements made by the Company. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, changes in the level of growth in the finance and housing markets, such as slower or negative home price appreciation; (ii) the Company’s relations with the Company’s lenders and such lenders’ willingness to waive any defaults under the Company’s agreements with such lenders; (iii) increases in the delinquency rates of the Company’s borrowers, (iv) the availability of third parties holding subprime mortgage debt for servicing by the Company on a fee-paying basis; (v) changes in the statutes or regulations applicable to the Company’s business or in the interpretation and enforcement thereof by the relevant authorities; (vi) the status of the Company’s regulatory compliance; (vii) our ability to meet collection targets under the Legacy Credit Agreement in order to reduce the pledge of equity interest in FCMC from 70% to a minimum of 20%; and (viii) other risks detailed from time to time in the Company’s Securities and Exchange Commission (“SEC”) reports and filings. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company’s filings with the Securities and Exchange Commission, including, but not limited to, those factors discussed under the captions “Risk Factors,” “Interest Rate Risk” and “Real Estate Risk” in the Company’s Annual Report on Form 10-K and, if applicable, Quarterly Reports on Form 10-Q, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Application of Critical Accounting Policies and Estimate
The Company’s significant accounting policies, as of December 31, 2008 are described in Note 2 to the December 31, 2008 consolidated financial statements filed on the Annual Report on Form 10-K. We identified notes receivable and income recognition, discounts on acquired loans, allowance for loan losses, originated loans held for investment, other real estate owned (“OREO”), and income taxes as the Company’s most critical accounting policies and estimates. As of June 30, 2009, we have identified the continuing assessment of the fair value of the investment in (i) preferred and common stocks, or the REIT Securities, (ii) trust certificates, (iii) because for accounting purposes the Restructuring is being treated as a financing under SFAS 140, mortgage loans and real estate held for sale and the corresponding nonrecourse liability, and (iv) income taxes as the Company’s most critical accounting policies and estimates. The following discussion and analysis of financial condition and results of operations is based on the amounts reported in our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In preparing the consolidated financial statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on our consolidated financial statements. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time.

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

Asset Quality
Delinquency. Because we specialized in acquiring and servicing loans with erratic payment patterns and an elevated level of credit risk, a portion of the loans we have acquired were in various stages of delinquency, foreclosure and bankruptcy when we acquired them. We monitor the payment status of our borrowers based on both contractual delinquency and recency delinquency, and as servicer for third parties we continue to do so. By contractual delinquency, we mean the delinquency of payments relative to the contractual obligations of the borrower. By recency delinquency, we mean the recency of the most recent full monthly payment received from the borrower. By way of illustration, on a recency delinquency basis, if the borrower has made the most recent full monthly payment within the past 30 days, the loan is shown as current regardless of the number of contractually delinquent payments. In contrast, on a contractual delinquency basis, if the borrower has made the most recent full monthly payment, but has missed an earlier payment or payments, the loan is shown as contractually delinquent. We classify a loan as in foreclosure when we determine that the best course of action to maximize recovery of unpaid principal balance is to begin the foreclosure process. We classify a loan as in bankruptcy generally when we receive notice of a bankruptcy filing from the bankruptcy court. We classify a previously delinquent or performing loan as modified when we have restructured the loan due principally to the borrower’s deteriorated financial situation, and, as a condition to the closing of the modification, received at least one full monthly payment at the time of the closing of the modification. Modified loans are classified as current on both a contractual and recency basis at the time of the modification. As of December 31, 2008, principally all of our loan modifications consisted of the deferral of the past due and uncollected interest or a reduction in the interest rate. Interest rate reduction modifications generally are for a period of one year, and for rate reduction modifications of delinquent loans, also incorporate a deferral of the past due and uncollected interest. Approximately 20% of our modified loans as of December 31, 2008 were modified a second time due to the borrower’s difficulty in making payments in accordance with the initial modification.
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

		December 31, 2008
		Contractual Delinquency		Recency Delinquency
	Days Past Due	Amount	%	Amount	%
Performing — Current	0 – 30 days	$373,712,487	24.28%	$419,653,369	27.26%
Delinquent	31 – 60 days	30,511,251	1.98%	25,910,879	1.69%
	61 – 90 days	4,302,736	0.28%	21,390,383	1.39%
	90+ days	128,904,056	8.38%	70,475,899	4.58%

Modified Loans	0 – 30 days	262,156,611	17.03%	299,215,550	19.44%
Delinquent	31 – 60 days	46,097,510	2.99%	32,572,746	2.12%
	61 – 90 days	1,195,906	0.08%	15,542,772	1.01%
	90+ days	78,911,624	5.13%	41,030,583	2.66%

Bankruptcy	0 – 30 days	26,527,458	1.72%	62,020,559	4.03%
Delinquent	31 – 60 days	5,929,387	0.38%	10,264,968	0.67%
	61 – 90 days	1,644,545	0.11%	4,623,655	0.30%
	90+ days	90,762,522	5.90%	47,954,730	3.11%

Foreclosure	0 – 30 days	2,575,557	0.16%	19,594,271	1.27%
Delinquent	31 – 60 days	743,187	0.05%	7,639,599	0.50%
	61 – 90 days	123,808	0.01%	7,248,534	0.47%
	90+ days	485,173,709	31.52%	454,133,857	29.50%

	Total	$1,539,272,354	100.00%	$1,539,272,354	100.00%

All current loans	0 – 30 days	$664,972,113	43.20%	$800,483,749	52.00%

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
At December 31, 2008, our notes receivable portfolio included approximately 22,817 loans with an aggregate UPB of $1.14 billion. Impaired loans comprised a significant portion of our portfolio. Many of the loans we acquired were impaired loans at the time of purchase. We generally purchased such loans at discounts and considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income generally was not accrued on impaired loans, interest and fees were received on a portion of loans classified as impaired. The following table provides a breakdown of the notes receivable portfolio by performing and impaired loans at December 31, 2008:

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
Lien Position. The following table sets forth information regarding the lien position of the properties securing our portfolio of notes receivable at December 31, 2008:

	December 31, 2008
		Percentage of Total
Lien Position	Principal Balance	Principal Balance
1st Liens	$390,020,158	34.09%
2nd Liens	754,092,251	65.91%

Total	$1,144,112,409	100.00%

Other Real Estate Owned
The following table sets forth our real estate owned, or OREO portfolio, and OREO sales during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Other real estate owned	$—	$61,843,230	$—	$61,843,230
OREO as a percentage of total assets	—	4.78%	—	4.78%
OREO sold (prior to the Restructuring)	$—	$9,381,848	$18,852,671	$16,650,847
Gain on sale	$—	$291,891	$374,344	$382,707
Due to the Restructuring effective March 31, 2009, any gains and losses on sales of OREO properties supporting the investment in trust certificates and mortgage loans and real estate properties held for sale are included in as fair valuation adjustments.
Results of Operation
Although the transfer of the trust certificates, representing approximately 83% of the Company’s portfolio of subprime mortgage loans and owned real estate, to the REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, is treated as a financing under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” While Franklin transferred legal ownership and all of the economic interests and risks relating to the underlying assets of the trust certificates to the Bank in exchange for preferred and common stocks of the REIT, the transfer did not meet one of the technical requirements of SFAS 140 insofar as, for accounting purposes, the transferred assets have not been legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy. The treatment as a financing on the Company’s balance sheet, however, did not affect the cash flows of the transfer, and does not affect the Company’s cash flows or its reported net income nor would it, necessarily, dictate the treatment of the assets in a bankruptcy.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Overview. The Company had net income of $20.3 million for the second quarter of 2009, compared with a net loss of $281.4 million for the second quarter of 2008. The principal driver of the $301.7 million decrease in the net loss for the second quarter of 2009 was the restructured balance sheet that resulted from the Restructuring and the resultant write-down of the Company’s loan portfolios to estimated fair value in the prior quarter. Exclusive of a nonrecurring gain on recoveries from contractual loan purchase rights in the aggregate amount of $30.6 million received in the second quarter of 2009, the Company would have reported a net loss of approximately $10 million.
Revenues increased by $14.3 million to $45.2 million for the three months ended June 30, 2009, from revenues of $30.9 million for the three months ended June 30, 2008. The Company had net income per common share for the three months ended June 30, 2009 of $2.53 both on a diluted and basic basis, compared to a net loss per share of $35.26 on both a diluted and basic basis for the three months ended June 30, 2008. Our total debt outstanding decreased to $1.37 billion at June 30, 2009 from $1.44 billion at December 31, 2008, and from $1.52 billion at June 30, 2008. Interest expense (inclusive of amortization of deferred financing costs, success fees and the cost of interest-rate swaps) decreased by $1.8 million, or 9%, to $17.4 million, during the three months ended June 30, 2009, from $19.2 million during the three months ended June 30, 2008. Our average cost of funds, including the cost of the interest-rate swaps, during the three months ended June 30, 2009 decreased to 4.71% from 4.88% during the three months ended June 30, 2008. At June 30, 2009, the weighted average interest rate of borrowed funds was 3.92%. Collection, general and administrative expenses decreased by $5.4 million, or 44%, to $6.9 million during the three months ended June 30, 2009, from $12.3 million for the same period in 2008. The provision for loan losses decreased by $280.5 million to $0 during the three months ended June 30, 2009. Stockholders’ deficit increased by 72% to $798.9 million at June 30, 2009, from stockholders’ deficit of $464.5 million at December 31, 2008.

Revenues. Revenues increased by $14.3 million to $45.2 million during the second quarter of 2009, from revenues of $30.9 million during the same period in 2008. Revenues include interest income, dividend income, purchase discount earned, gain on recovery of contractual loan purchase rights, fair valuation adjustments, gain on sale of OREO, and servicing fees and other income.
Interest income decreased by $9.9 million, or 37%, to $16.7 million during the three months ended June 30, 2009 from $26.6 million during the three months ended June 30, 2008. The decrease in interest income reflected an approximate 79% increase in loans on nonaccrual due to increased serious delinquencies in the Company’s loan portfolios and a change in the interest accrual policy, effective with the Restructuring, to accrue only one month of interest on performing loans (loans that are contractually current). Approximately $1.23 billion of loans were on nonaccrual at June 30, 2009 compared with $688.7 million at June 30, 2008, which caused a corresponding reduction in the amount of accrued interest on loans on accrual status during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.
Dividend income from the Investment in REIT securities, received in exchange for Trust Certificated transferred to the Bank’s REIT on March 31, 2009, was $10.6 million during the three months ended June 30, 2009. There was no dividend income during the same period last year.
There was no purchase discount earned during the second quarter of 2009 as purchase discount on loans acquired in past years was eliminated effective March 31, 2009 with the Restructuring. During the second quarter of 2008, purchase discount earned amounted to $805,000.
Gain on recovery of contractual loan purchase rights amounted to $30.6 million during the three months ended June 30, 2009. The gain was the result of proceeds received from contractual loan purchase rights during the three months ended June 30, 2009. There was no gain on recovery of contractual loan purchase rights in the three months ended June 30, 2008.
Fair valuation adjustments (fair value adjustments of the Investment in trust certificates and the Nonrecourse liability) amounted to a net loss of $14.4 million for the three months ended June 30, 2009. Included in the fair valuation adjustments in the three months ended June 30, 2009 were a net increase in the valuation of $16.4 million on the nonrecourse liability, a loss on OREO sold in the amount of $11.6 million, a valuation write-down on OREO inventory of $17.1 million and various other adjustments to the fair value in the amount of approximately $2.1 million, net.
During the three months ended June 30, 2009, gains and losses on sales of OREO were reflected in the fair valuation adjustments line item. During the three months ended June 30, 2008, we realized a net gain of $292,000 from the sales of 138 OREO properties with an aggregate carrying value of $9.4 million.

Servicing fees and other income (principally third-party subservicing fees, third-party acquisition services fees and late charges, prepayment penalties and other miscellaneous servicing revenues) decreased by $1.5 million, or 46%, to $1.7 million during the three months ended June 30, 2009 from $3.2 million during the corresponding period last year. This decrease was principally the result of decreased recoveries of outside foreclosure attorney costs from delinquent borrowers, reduced late charges collected from delinquent borrowers, decreased prepayment penalties due to a continuing slower rate of loan payoffs, and the reversal of $90,000 in administrative fees associated with services provided to Bosco by FCMC.
Operating Expenses. Operating expenses decreased by $287.8 million, to $24.5 million during the second quarter of 2009 from $312.3 million during the same period in 2008. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.
Interest expense decreased by $1.8 million, or 9%, to $17.1 million during the three months ended June 30, 2009, from $18.9 million during the three months ended June 30, 2008. This decrease was the result of a lower average cost of funds during the three months ended June 30, 2009 of 4.71%, compared to 4.88% during the three months ended June 30, 2008, which was the result of the cost of interest-rate swaps. As of April 1, 2009, the Company had in place $390 million (notional amount) of fixed-rate interest-rate swaps, intended to limit the negative effect of a rise in short-term interest rates by effectively stabilizing the future interest payments on a portion of its variable-rate debt. Because short-term interest rates actually declined in the months following the purchase of these swaps and due to the amortization of the AOCL balance relating to terminated interest-rate swaps, offset somewhat by an increase in the fair value of the swaps during the quarter ended June 30, 2009, the interest-rate swaps actually increased the Company’s interest cost in the quarter ended June 30, 2009 by $2.8 million. At June 30, 2009, the weighted average interest rate of our borrowed funds, exclusive of the effect of interest-rate swaps, was 3.92%, compared with 4.47% at June 30, 2008.
Collection, general and administrative expenses decreased by $5.4 million, or 44%, to $6.9 million during the three months ended June 30, 2009, from $12.3 million during the corresponding period in 2008. The decrease in collection, general and administrative expenses was principally the result of a reduction in operating costs throughout the Company including decreased servicing costs due to a reduction of third party expenses incurred on servicing the Bank’s portfolio of loans since, effective April 1, 2009 with the Restructuring, the Bank has directed the Company as servicer to limit certain third party costs and expenses that are reimbursed by the Bank. Salaries and employee benefits expenses decreased by $974,000, or 22%, to $3.4 million during the three months ended June 30, 2009, from $4.4 million during the three months ended June 30, 2008, due to reductions in staff throughout the Company during the past 18 months, including the Company’s cost-savings measures that took place in the beginning of April 2009 (across the board salary reductions and additional reductions in staff). The number of servicing employees decreased to 129 at June 30, 2009, from 143 employees at June 30, 2008. The Company ended the three months ended June 30, 2009 with 178 employees, compared with 210 employees at June 30, 2008. Legal fees relating to collection and loss mitigation activities decreased by $1.2 million, or 49%, to $1.2 million from $2.5 million during the same period last year. This decrease principally reflected a reduction in outside legal service for foreclosure, bankruptcy and judgment activities for the delinquent loans in the portfolios serviced for the Bank, which under the terms of the Restructuring Agreements are reimbursed by the Bank. The Company also experienced a decrease in corporate legal expenditures of $464,000, or 78%, to $130,000 from $594,000, as compared to the same three-month period last year. Servicing expenses related to the maintenance and management of OREO decreased by approximately $538,000 to $234,000 million during the three months ended June 30, 2009, from $772,000 during the same three-month period last year, due to principally to the reduction in the OREO portfolio and reduced OREO servicing costs, due to reimbursement by the Bank for OREO serviced on behalf of the Trust, during the period. In addition, other third-party servicing expenses related to our collection, loss mitigation and deficiency operations decreased by $395,000 to $307,000 from $702,000 for the three months ended June 30, 2008, primarily due to decreased third party vendor activity as directed by the Bank and reduced servicing costs and expenditures, due to reimbursement by the Bank for loans serviced on behalf of the Trust, during the period. Professional fees decreased by $181,000, or 30%, to $431,000 from $612,000, principally due to decreased outside tax and audit fees, compared to the same period last year. Rent expenses decreased by $722,000 to $302,000 for the three months ended June 30, 2009, due principally to the cost of a lease write-down of vacant office space during the second quarter of 2008. Various other general and administrative expenses decreased by approximately $923,000 during the three months ended June 30, 2009, principally due to reduced costs throughout the Company’s operations because the Company ceased to acquire and originate loans in November 2007 and the related reductions in the workforce.

There was no provision for loan losses during the three months ended June 30, 2009, compared with a provision of $280.5 million during the three months ended June 30, 2008. The absence of a provision for loan losses during the three months ended June 30, 2009 reflected the transfer of a significant portion of our portfolio of notes receivable, loans held for sale and OREO properties to the Bank on March 31, 2009 and the exchange and retention, principally in the form of trust certificates, of the remaining portion of our portfolio of notes receivable, loans held for sale and OREO properties as part of the Restructuring. As a result of the Restructuring and the exchange of the Company’s loans and OREO assets for investments carried at either fair market value or lower of cost or market value, an allowance for loan losses is no longer necessary and the provision for loan losses effective March 31, 2009 was substantially eliminated.
Amortization of deferred financing costs decreased by $30,000, or 9%, to $289,000 during the second quarter of 2009 from $318,000 during the second quarter of 2008. This decrease resulted primarily from a reduction in collections that culminated in a decrease in the pay down of our borrowed funds made in accordance with the terms of the Restructuring Agreements.
Depreciation expenses decreased by $140,000, or 47%, to $158,000 in the second quarter of 2009. This decrease during the three months ended June 30, 2009 was principally due to fully depreciated assets during the past twelve months and a reduction in assets purchased compared with the same quarterly period in 2008.
Our pre-tax loss decreased by $302.1 million, from a loss of $281.4 million during the three months ended June 30, 2008 to pre-tax net income of $20.7 million during the three months ended June 30, 2009, for the reasons set forth above.
The Company recorded state income tax expense of $433,000 on income from one of its subsidiary companies during the three months ended June 30, 2009. There was no provision for income taxes during the three months ended June 30, 2008.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Overview. The Company had a net loss of $342.1 million for the first half of 2009, compared with a net loss of $288.0 million for the first half of 2008. Revenues decreased by $346.4 million to a loss of $280.3 million for the six months ended June 30, 2009, from revenues of $66.1 million for the six months ended June 30, 2008. The Company had a net loss per common share for the six months ended June 30, 2009 of $42.78 both on a diluted and basic basis, compared to a net loss per common share of $36.10 on both a diluted and basic basis for the six months ended June 30, 2008. Nevertheless, because of the Company’s restructured balance sheet that resulted from the March 31, 2009 Restructuring and the resultant write-down of the Company’s loan portfolios to estimated fair value in the prior quarter, the Company had a significantly reduced loss in the second quarter of 2009. In addition, during the six months ended June 30, 2009, the Company realized nonrecurring gain on net recoveries from contractual loan purchase rights in the aggregate amount of $30.6 million. Effective March 31, 2009, as part of the Restructuring Agreements with its Bank, the Company incurred a loss of $282.6 million in the 2009 first quarter on the transfer of assets. In addition, the Company recognized a loss of $62.7 million on the valuation of the remaining investments on the Company’s balance sheet, approximately 17% of its portfolio of loans and real estate assets transferred to a trust in exchange for trust certificates and the remaining loans not subject to the Restructuring.

Our total debt outstanding decreased to $1.37 billion at June 30, 2009 from $1.44 billion at December 31, 2008, and from $1.52 billion at June 30, 2008. Interest expense (inclusive of amortization of deferred financing costs and success fees) decreased by $7.1 million, or 17%, including the cost of the interest-rate swaps, during the first half of 2009 compared with the same period in 2008. Our average cost of funds, including the cost of the interest-rate swaps, during the six months ended June 30, 2009 decreased to 4.83% from 5.29% during the six months ended June 30, 2008. At June 30, 2009, the weighted average interest rate of borrowed funds was 3.92%. Collection, general and administrative expenses increased by $3.7 million, or 17%, to $25.6 million during the six months ended June 30, 2009, from $21.9 million for the same period in 2008. The provision for loan losses decreased by $289.0 million to $170,000 during the six months ended June 30, 2009. Stockholders’ deficit increased by 72% to $798.9 million at June 30, 2009, from stockholders’ deficit of $464.5 million at December 31, 2008.
Revenues. Revenues decreased by $346.4 million from $66.1 million during the six months ended June 30, 2008, to a loss of $280.3 million during the first half of 2009. Revenues include interest income, dividend income, purchase discount earned, gain on recovery of contractual loan purchase rights, loss on mortgage loans and real estate held for sale, loss on valuation of trust certificates, notes receivable held for sale and nonrecourse liability, fair valuation adjustments, gain on sale of OREO and servicing fees and other income.
Interest income decreased by $25.8 million, or 44%, to $33.1 million during the six months ended June 30, 2009 from $58.9 million during the six months ended June 30, 2008. The decrease in interest income reflected an approximate 79% increase in loans on nonaccrual due to increased serious delinquencies in the Company’s loan portfolios and a change in the interest accrual policy effective with the Restructuring, to accrue only one month of interest on performing loans (loans that are contractually current). Approximately $1.23 billion of loans were on nonaccrual at June 30, 2009 compared with $688.7 million at June 30, 2008, which caused a corresponding reduction in the amount of accrued interest on loans on accrual status during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.
Dividend income from the Investment in REIT securities, received in exchange for Trust Certificated transferred to the Bank’s REIT on March 31, 2009, was $10.6 million during the six months ended June 30, 2009. There was no dividend income during the same period last year.
Purchase discount earned decreased by $1.2 million, or 75%, to $392,000 during the first half of 2009 from $1.6 million during the first half of 2008. This decrease was the result of the elimination of the remaining balance of purchase discount on March 31, 2009 effective with the Restructuring, and, therefore there was no purchase discount remaining to be earned during the second quarter of 2009.
Gain on recovery of contractual loan purchase rights amounted to $30.6 million during the six months ended June 30, 2009. The gain was the result of proceeds received from contractual loan purchase rights during the three months ended June 30, 2009. There was no gain on recovery of contractual loan purchase rights in the six months ended June 30, 2008.

Loss on mortgage loans and real estate held for sale was $282.6 million during the three months ended March 31, 2009. On March 31, 2009, the Company transferred its trust certificates in the Trust having a carrying value approximating $759.9 million, representing approximately 83% of the trust certificates (representing the Company’s loans and OREO assets previously transferred to the Trust), in exchange for preferred and common stock in Huntington’s REIT (REIT Securities) with a fair market value approximating $477.3 million. Because the transfer of the trust certificates has been accounted for as a secured financing in accordance with SFAS No. 140 (based on the assertion that the transferred assets have not been legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy), the mortgage loans and real estate remain on the Company’s balance sheet classified as mortgage loans and real estate held for sale securing the nonrecourse liability in an equal amount. The loss, therefore, represented the application of fair market value accounting that resulted in a write-down to fair market value. Included in the realized loss from the March 31, 2009 exchange was a charge-off of accrued interest on the loans exchanged in the amount of $8.6 million that was not collected as part of the Restructuring.
Loss on valuation of investment in trust certificates, mortgage loans and real estate held for sale was $62.7 million during the six months ended June 30, 2009. At March 31, 2009 effective with the Restructuring, the retained trust certificates in the Trust with a book value of approximately $151.2 million, representing approximately the remaining 17% of the Company’s loans and OREO assets, exclusive of the assets collateralizing the Unrestructured Debt, were classified as “available for sale” and fair market value accounting was applied that resulted in a write-down to fair market value approximating $95.8 million. The loans collateralizing the Unrestructured Debt with a carrying value of $11.4 million were classified as “held for sale” and adjusted to approximate the fair market value of $4.1 million, which resulted in a realized a loss of $7.3 million.
Fair valuation adjustments (fair value adjustments of the investment in trust certificates and the nonrecourse liability) amounted to a net loss of $14.4 million for the three months ended June 30, 2009. Included in the fair valuation adjustments in the three months ended June 30, 2009 were a net increase of $16.4 million in the valuation on the nonrecourse liability, a loss on OREO sold in the amount of $11.6 million, a valuation write-down on OREO and various other adjustments to the fair value in the amount of approximately $2.1 million, net.
Gain on sale of OREO decreased by $8,000, or 2%, to $374,000 during the six months ended June 30, 2009, from $383,000 during the six months ended June 30, 2008. We sold 198 OREO properties with an aggregate carrying value of $18.9 million during the first half of 2009, as compared to 221 OREO properties with an aggregate carrying value of $16.7 million during the first half of 2008. During the three months ended June 30, 2009, gains and losses on sales of OREO were reflected in fair valuation adjustments.
Servicing fees and other income (principally third-party subservicing fees, third-party acquisition services fees and late charges, prepayment penalties and other miscellaneous servicing revenues) decreased by $971,000, or 19%, to $4.2 million during the six months ended June 30, 2009 from $5.2 million during the corresponding period last year. This decrease was principally the result of decreased recoveries of outside foreclosure attorney costs from delinquent borrowers, reduced late charges collected from delinquent borrowers, decreased prepayment penalties due to a continuing slower rate of loan payoffs, and the reversal of $90,000 in administrative fees associated with services provided on the Bosco portfolio by FCMC.
Operating Expenses. Operating expenses decreased by $292.7 million, or 83%, to $61.3 million during the first half of 2009 from $354.0 million during the same period in 2008. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

Interest expense decreased by $7.0 million, or 17%, to $34.8 million during the six months ended June 30, 2009, from $41.8 million during the six months ended June 30, 2008. This decrease was the result of a lower average cost of funds during the six months ended June 30, 2009 of 4.83%, compared to 5.29% during the six months ended June 30, 2008, reflecting the restructuring of the interest rate terms on our debt and a decline of about 215 basis points in one-month LIBOR since June 30, 2008, which was offset somewhat by the cost of interest-rate swaps and a decrease of our total debt. On February 27, 2008, the Company entered into $725 million (notional amount) of fixed-rate interest-rate swaps, and on April 30, 2008, the Company entered into an additional $275 million (notional amount) of fixed-rate interest-rate swaps, in order to limit the negative effect of a rise in short-term interest rates by effectively stabilizing the future interest payments on a portion of its variable-rate debt. As of April 1, 2009, due to swap maturities and early terminations, the Company had in place $390 million (notional amount) of fixed-rate interest-rate swaps. Because short-term interest rates actually declined in the months following the purchase of these swaps and due to the amortization of the AOCL balance relating to terminated interest-rate swaps, offset somewhat by an increase in the fair value of the swaps in the second quarter of 2009, the interest-rate swaps actually increased the Company’s interest cost in the six months ended June 30, 2009 by $10.9 million. At June 30, 2009, the weighted average interest rate of our borrowed funds, exclusive of the effect of the interest-rate swaps, was 3.92%, compared with 4.47% at June 30, 2008.
Collection, general and administrative expenses increased by $3.7 million, or 17%, to $25.6 million during the six months ended June 30, 2009, from $21.9 million during the corresponding period in 2008. The increase in collection, general and administrative expenses was principally the result of the costs of the Restructuring and increased servicing costs due to increased delinquencies and defaults in our loan portfolio. These increased costs were somewhat offset by a reduction in operating costs throughout the Company and a decrease in certain third party servicing costs due a reduction of third party expenses incurred on servicing the Bank’s portfolio of loans since, effective April 1, 2009 with the Restructuring, the Bank has directed the Company as servicer to limit certain third party costs. Total restructuring costs were $5.5 million during the six months ended June 30, 2009 and represented principally outside legal and consulting expenses, including reimbursement of costs incurred by Huntington in accordance with the Restructuring Agreements. Salaries and employee benefits expenses decreased by $418,000, or 5%, to $8.3 million during the six months ended June 30, 2009, from $8.7 million during the six months ended June 30, 2008, due to reductions in staff throughout the Company during the past 18 months, including the Company’s cost-savings measures that took place in the beginning of April 2009 (including across the board salary reductions and additional reductions in staff). The number of servicing employees decreased to 129 at June 30, 2009, from 143 employees at June 30, 2008. The Company ended the six months ended June 30, 2009 with 178 employees, compared with 210 employees at June 30, 2008. Legal fees relating to collection and loss mitigation activities decreased by $1.0 million, or 23%, to $3.3 million from $4.3 million during the same period last year. This decrease principally reflected the reduced servicing costs, which are now reimbursed by the Bank, and decreased outside legal services for foreclosure, bankruptcy and judgment activities for the delinquent loans in the portfolios serviced for the Bank during the second quarter of 2009. The Company also experienced an increase in corporate legal expenditures not directly related to the Restructuring of $416,000, or 45%, to $1.3 million from $1.0 million, principally related to a nonrecurring matter, as compared to the same six-month period last year. Servicing expenses related to the maintenance and management of OREO increased by approximately $496,000 to $1.8 million during the six months ended June 30, 2009, from $1.3 million during the same six-month period last year, primarily due to the payments of all outstanding property taxes in the first quarter of 2009 in accordance with the Restructuring and reduced OREO servicing costs, due to reimbursement by the Bank for OREO serviced on behalf of the Trust, during the second quarter of 2009. In addition, other third-party servicing expenses related to our collection, loss mitigation and deficiency operations increased by $906,000 to $2.3 million from $1.4 million for the six months ended June 30, 2008, primarily due to an increase in the volume of properties placed on our force-placed insurance policy related to the continued deterioration of our loan portfolios and the re-title and transfer of all of our OREO properties between subsidiaries and/or transferred to the Trust as part of the Restructuring. This increase was somewhat offset by decreased third party vendor activity as directed by the Bank effective April 1, 2009 and reduced servicing costs, due to reimbursement by the Bank for loans and OREO serviced on behalf of the Trust, during the second quarter ended June 30, 2009. Professional fees decreased by $133,000, or 12%, to $1.0 million from $1.1 million, principally due to a decrease in outside tax and audit fees, compared to the same period last year. Rent expenses decreased by $793,000 to $598,000 for the six months ended June 30, 2009, due principally to the cost of a lease write-down of vacant office space during the second quarter of 2008. Various other general and administrative expenses decreased by approximately $1.3 million during the six months ended June 30, 2009, principally due to reduced costs throughout the Company’s operations because the Company ceased to acquire and originate loans in November 2007 and the related reductions in the workforce.
The provision for loan losses decreased by $289.0 million, to $169,000 during the six months ended June 30, 2009, from $289.1 million during the six months ended June 30, 2008. This decrease reflected the transfer of a significant portion of our portfolio of notes receivable, loans held for sale and OREO properties to the Bank on March 31, 2009 and the exchange and retention, principally in the form of trust certificates, of the remaining portion of our portfolio of notes receivable, loans held for sale and OREO properties as part of the Restructuring. As a result of the Restructuring and the exchange of the Company’s loans and OREO assets for investments carried at either fair market value or lower of cost or market value, an allowance for loan losses is no longer necessary and the provision for loan losses effective March 31, 2009 was substantially eliminated.
Amortization of deferred financing costs decreased by $119,000, or 21%, to $455,000 during the first half of 2009 from $574,000 during the first half of 2008. This decrease resulted primarily from a reduction in collections that resulted in a decrease in the pay down of our borrowed funds and in accordance with the terms of the Restructuring Agreements.
Depreciation expenses decreased by $300,000, or 49%, to $315,000 in the first half of 2009. This decrease during the six months ended June 30, 2009 was principally due to fully depreciated assets during the past twelve months and a reduction in assets purchased compared with the same six-month period in 2008.
Our pre-tax loss increased by $53.7 million to a loss of $341.7 million during the six months ended June 30, 2009, from a loss of $288.0 million during the six months ended June 30, 2008 for the reasons set forth above.
The Company recorded state income tax expense of $433,000 on income from one of its subsidiary companies during the six months ended June 30, 2009. There was no provision for income taxes during the six months ended June 30, 2008.

Franklin Credit Management Corporation (FCMC)
As a result of the Restructuring and the corporate reorganization that took effect December 19, 2008, FCMC, the Company’s servicing entity within the Franklin group of companies has positive net worth and 30% of its equity free from the pledges to the Bank. At June 30, 2009, FCMC had total assets of $29.7 million and had stockholders’ equity of $19.2 million. At December 31, 2008, FCMC’s total assets amounted to $40.4 million and its stockholders’ equity was $15.7 million. FCMC recognized net income of approximately $2.2 million and $3.5 million, respectively, for the three and six months ended June 30, 2009, principally from servicing for the Bank and Bosco loans and other real estate owned. The net income recognized during the three months ended March 31, 2009 was principally the result of servicing for its sister companies the portfolio of loans and real estate owned. The inter-company servicing revenues allocated to FCMC during the first quarter of 2009 were based principally on the servicing contract entered into as part of the Restructuring, which became effective on March 31, 2009, and internal company allocations of operating expenses. Inter-company allocations and cash servicing revenues received from the Bank during the second quarter of 2009 have been eliminated in deriving the Consolidated Financial Statements of Franklin. Servicing revenues were eliminated in the Consolidated Financial Statements of Franklin due to the accounting treatment for the transfer of the trust certificates as a financing under SFAS 140.
From the perspective of the Company and its stockholders, the Restructuring provided for the release of thirty percent of the equity in FCMC, 10 percent of which has been transferred to the Company’s principal stockholder, Thomas J. Axon, from the Company’s pledges to the Bank in respect of its Legacy Credit Agreement. The Legacy Credit Agreement also provides for the possibility of release of up to an additional fifty percent (of which a maximum of ten percent would go to Thomas J. Axon), based upon the Bank’s receipt of the agreed amounts of net remittances from the Portfolio, summarized below (the “Net Remittances”), from March 31, 2009, the effective date of the Legacy Credit Agreement (the “Legacy Effective Date”), through the term of the Legacy Credit Agreement pursuant to and in accordance with the schedule of collection levels identified in the Legacy Credit Agreement. See “Management’s Discussion and Analysis — Borrowings — Restructuring Agreements with Lead Lending Bank.”
During the twelve month period ending March 31, 2010, the minimum amount of Net Remittances, referred to as “Level I, to achieve release of an additional 10% of pledged equity interest, from 70% to 60%,” is $225 million. During the three months ended June 30, 2009, the Company collected in aggregate approximately $93.8 million from loans and real estate owned serviced for the Bank, of which $30.6 million was received from contractual loan purchase rights. Net Remittances, as defined in the Legacy Credit Agreement essentially as collections less expenses incurred by the Bank related to the Company’s servicing of the Bank’s loans and real estate owned, amounted to approximately $78.9 million. The balance of Net Remittances remaining, over the next nine month period ending March 31, 2010, therefore, to meet the Level I minimum is approximately $146 million.
Liquidity and Capital Resources
General
We ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the bank.
As of June 30, 2009, we had one limited source of external funding to meet our liquidity requirements, in addition to the cash flow provided from servicing loans and performing due diligence services for third parties, dividends from preferred stock in a REIT owned by a Huntington subsidiary, and borrower payments of interest and principal from the notes receivable held for sale and the mortgage loans collateralizing the owned trust certificates. See “— Borrowings.”
We are required to submit all payments we receive from our preferred stock investment, the trust certificates that we own and the notes receivable held for sale to a lockbox, which is controlled by the Bank. Substantially all amounts submitted to the lockbox are used to pay down amounts outstanding under our Legacy Credit Agreement with the Bank. If the cash flow received from servicing loans and performing due diligence services for third parties is insufficient to sustain the cost of operating our business, and we have fully utilized our licensing credit facilities, there is no guarantee that we can continue in business.

Short-term Investments. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk. As of June 30, 2009, all of the Company’s unrestricted cash was invested in money market accounts and certificates of deposits held at The Huntington National Bank.
Cost of Funds. As of June 30, 2009, we had total borrowings of $1.37 billion, of which $1.33 billion was subject to the Restructuring Agreements and $40.2 million remained under the original credit facility with the Bank (the Unrestructured Debt). Substantially all of the debt under these facilities was incurred in connection with the purchase and origination of loans prior to November 2007, and as of June 30, 2009 is secured by the REIT Securities, trust certificates, cash and certain other assets, including 70% of the equity interests in FCMC and 100% of the equity interests in all other direct and indirect subsidiaries of Franklin Holding. However, the assets of our servicing subsidiary, FCMC (other than an office condominium unit, on which the Bank has a first lien, and cash collateral held as security under the Licensing Credit Agreement, on which the Bank has a second priority lien), are not pledged as collateral for such debt. At June 30, 2009, the interest rates on our term debt (Notes payable) were as follows:

		Under the terms of the
		Forbearance Agreements
		and credit agreement
	In accordance with the	excluded
	terms of the Restructuring	from the Restructuring
	Agreements	Agreements
FHLB 30-day LIBOR advance rate plus 2.60%	$—	$16,278,232
FHLB 30-day LIBOR advance rate plus 2.75%	—	23,970,620
LIBOR plus 2.25%	787,485,730	—
LIBOR plus 2.75%	409,681,025	—
15.00%	129,746,339	—

	$1,326,913,094	$40,248,852

At June 30, 2009, the weighted average interest rate on term debt was 3.92%.
Cash Flow from Operating, Investing and Financing Activities
Liquidity represents our ability to obtain adequate funding to meet our financial obligations. As of June 30, 2009, our liquidity position is affected principally by the collections from servicing the trust certificates and the dividends received from the preferred stock investment in the Huntington subsidiary REIT.
At June 30, 2009, we had cash and cash equivalents of $13.3 million compared with $21.4 million at December 31, 2008. Restricted cash of $1.3 million and $27.9 million at June 30, 2009 and December 31, 2008, respectively, was restricted under our credit agreements and lockbox facility with our bank.

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
Net cash provided by operating activities was $63.7 million during the six months ended June 30, 2009, compared with cash used of $5.2 million during the six months ended June 30, 2008. The increase in cash provided by operating activities during the six months ended June 30, 2009 was primarily due to principal collections on mortgage loans held for sale and proceeds from the sale of real estate held for sale during the period. These increases were only partially offset by decreases in accounts payable and accrued expenses during the period.
Net cash provided by investing activities was $62.5 million in the six months ended June 30, 2009, compared to $110.9 million of cash provided in the six months ended June 30, 2008. The decrease in cash provided by investing activities during the six months ended June 30, 2009 was due primarily to reductions in principal collections on both notes receivable and loans held for investment, which was partially offset by an increase in the use of restricted cash, which was used to settle the cash related to the Restructuring.
Net cash used in financing activities was $134.3 million during the six months ended June 30, 2009, compared to $109.4 million used during the six months ended June 30, 2008. The increase in cash used in financing activities during the six months ended June 30, 2009 was due to the pay-down of the nonrecourse liability, which was the result of the principal collections on mortgage loans held for sale and proceeds from the sale of real estate held for sale, which was partially offset by reductions in principal payments of notes payable.
Borrowings
As of June 30, 2009, the Company owed an aggregate of $1.37 billion under the Restructuring Agreements and one remaining credit facility excluded from the Restructuring Agreements (the Unrestructured Debt) with our lender. These borrowings are shown in the Company’s financial statements as “Notes payable” (referred to as “term loans” herein).
Restructuring Agreements with Lead Lending Bank
Prior to the March 31, 2009 Restructuring Agreements that we entered into with Huntington, our indebtedness was governed by forbearance agreements and prior credit and warehousing agreements with Huntington. As of June 30, 2009, all of our borrowings, with the exception of the Unrestructured Debt in the amount of $40.2 million, are governed by credit agreements entered into as part of the Restructuring Agreements. For information regarding all credit agreements in place prior to March 31, 2009 please see the Company’s Form 10-K for the year 2008.

March 2009 Restructuring
On March 31, 2009, Franklin Holding, and certain of its direct and indirect subsidiaries, including Franklin Credit Management Corporation (“FCMC”) and Tribeca Lending Corp. (“Tribeca”), entered into a series of agreements (collectively, the “Restructuring Agreements”) with The Huntington National Bank (the “Bank”), successor by merger to Sky Bank, pursuant to which the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, and approximately 83% of the Company’s portfolio of subprime mortgages was transferred to Huntington Capital Financing, LLC (the “REIT”), a real estate investment trust wholly-owned by the Bank (the “Restructuring”). In connection with the Restructuring, the Company has engaged in a number of cost savings measures that should result in improved financial performance of FCMC.
The Restructuring did not include a portion of the Company’s debt (the “Unrestructured Debt”), which as of March 31, 2009 totaled approximately $40.7 million. The Unrestructured Debt remains subject to the original terms of the Franklin forbearance agreement entered into with the Bank in December 2007 and subsequent amendments thereto (the “Franklin Forbearance Agreement”) and the Franklin 2004 master credit agreement. On April 20, 2009, Franklin Holding, and certain of its direct and indirect subsidiaries, including FCMC and Franklin Credit Asset Corporation (“Franklin Asset”) entered into an amendment of the Franklin Forbearance Agreement and Franklin 2004 master credit agreement (the “Amendment”) with the Bank relating to the Unrestructured Debt. Under the Amendment, the forbearance period with respect to the Unrestructured Debt was extended from May 15, 2009 to June 30, 2009, and the Bank agreed to forbear, during the forbearance period, with respect to any defaults past or present with respect to any failure to make scheduled principal and interest payments to the Bank (“Identified Forbearance Default”) relating to the Unrestructured Debt. On August 10, 2009, the forbearance period with respect to the balance of approximately $40.2 million of Unrestructured Debt was further extended from June 30, 2009 through and including September 30, 2009. During the forbearance period, the Bank, absent the occurrence and continuance of a forbearance default other than an Identified Forbearance Default, will not initiate collection proceedings or exercise its remedies in respect of the Unrestructured Debt or elect to have interest accrue at the stated rate applicable after default. In addition, FCMC is not obligated to the Bank with respect to the Unrestructured Debt and that any references to FCMC in the Franklin 2004 master credit agreement governing the Unrestructured Debt have been amended to refer to Franklin Asset.
Upon expiration of the forbearance period, in the event that the Unrestructured Debt with the Bank remains outstanding, the Bank, with notice, could call an event of default under the Legacy Credit Agreement. The Licensing Credit Agreement and the Servicing Agreement do not include cross-default provisions that would be triggered by such a default. The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets of FCMC (except for a first lien of the Bank on an office condominium unit and a second priority lien of the Bank on cash collateral held as security under the Licensing Credit Agreement) and the unpledged portion of FCMC’s stock.
The Franklin forbearance agreement and the Tribeca forbearance agreement (together, the “Forbearance Agreements”) that had been entered into with the Bank were, except for approximately $40.2 million of the Company’s debt, replaced effective March 31, 2009 by the Restructuring Agreements.
In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest-rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $837.9 million of debt has been paid in full. The Company has other non-amortizing fixed-rate interest-rate swaps with the Bank, which were not terminated.

On June 25, 2009, also in connection with the Restructuring and with the approval of the holders of more than two-thirds of the shares of Franklin Holding entitled to vote at an election of directors, the Certificate of Incorporation of FCMC was amended to delete the provision, adopted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware in connection with the Company’s December 2008 corporate reorganization, that had required the approval of the stockholders of Franklin Holding in addition to the stockholders of FCMC for any action or transaction, other than the election or removal of directors, that would require the approval of the stockholders of FCMC.
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
Summary. Key attributes of the Restructuring, as they relate to the Company’s legacy indebtedness to the Bank include:
•	in exchange for the transfer of that part of the Portfolio underlying the Bank Trust Certificates (as defined below), the Company received common membership interests and Class C preferred membership interests in the REIT having in the aggregate a value intended to approximate the fair market value of that portion of the Portfolio transferred to the Bank, which as of March 31, 2009 was approximately $477.3 million (the “REIT Securities”). The preferred membership interests have a liquidation value of $100,000 per unit and an annual cumulative dividend rate of 9% of such liquidation value. Any dividends on the preferred shares shall be payable only out of funds legally available for the payment thereof;

•	principal and interest payments in respect of the Legacy Credit Agreement are only due and payable to the extent of cash flow of the Company, which cash flow would include dividends declared and paid in respect of the REIT Securities or any other assets of the Company, other than the retained interest in FCMC (as discussed below); and
•	the Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets of FCMC (except for a first lien of the Bank on an office condominium unit and a second priority lien of the Bank on cash collateral held as security under the Licensing Credit Agreement) and a portion of FCMC’s stock, representing not less than twenty percent and not more than seventy percent of FCMC’s common equity, based on the amounts received by the Bank from the cash collections from FCMC’s servicing of the Portfolio as discussed in more detail below. Under the terms and conditions of the Restructuring Agreements, FCMC may pay dividends or other distributions in respect of its capital stock if FCMC delivers to the Bank a payment to be applied to outstanding obligations under the Legacy Credit Agreement equal to seventy percent of any such distribution or dividend that FCMC elects to make or declare, which percentage share may be reduced to twenty percent based upon the Bank’s receipt of the agreed amounts of net remittances from the Portfolio summarized below.
From the perspective of the Company and its stockholders, the Restructuring accomplished a number of overarching objectives, including:
•	release of thirty percent of the equity in FCMC, 10 percent of which has been transferred to the Company’s principal stockholder, Thomas J. Axon, from the Company’s pledges to the Bank in respect of its Legacy Credit Agreement, with the possibility of release of up to an additional fifty percent (of which a maximum of ten percent would go to Thomas J. Axon), based upon the Bank’s receipt of the agreed amounts of net remittances from the Portfolio, summarized below (the “Net Remittances”), from March 31, 2009, the effective date of the Legacy Credit Agreement (the “Legacy Effective Date”), through the term of the Legacy Credit Agreement; the Bank shall reduce its interest in the equity in FCMC, as collateral, in accordance with the following collection levels:

Minimum Amount
of Net Remittances
Level	(Minimum Level Amount)	Time Period	Release of Equity Interests
Level 1	$225 million	1 year from the Legacy Effective Date	10% (70% reduces to 60%)
Level 2	$475 million	3 years from the Legacy Effective Date	10% (60% reduces to 50%)
Level 3	$575 million	No time period specified	10% (50% reduces to 40%)
Level 4	$650 million	No time period specified	10% (40% reduces to 30%)
Level 5	$750 million	No time period specified	10% (30% reduces to 20%)

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

	Outstanding	Outstanding
	Principal Amount	Principal Amount	Applicable Interest		Required Monthly
	at March 31, 2009 —	at June 30, 2009 —	Margin Over LIBOR		Principal
	Franklin Asset/Tribeca	Franklin Asset/Tribeca	(basis points)		Amortization
Tranche A	$838,000,000	$787,000,000	225		None
Tranche B	$407,000,000	$410,000,000	275		None
Tranche C	$125,000,000	$130,000,000	N/A	(1)	None

Unrestructured Debt	$41,000,000	$40,000,000		(2)	None

(1)	The applicable interest rate is fixed at 15% per annum. Interest will be paid in kind during the term of the Restructuring.

(2)	Interest margin over FHLB 30-day LIBOR advance rate plus 2.60-2.75%.
The interest rate under the terms of the Restructuring Agreements for Tranche A and Tranche B indebtedness that is the basis, or index, for the Company’s interest cost is the one-month London Interbank Offered Rate (“LIBOR”) plus applicable margins. In accordance with the terms of the Restructuring Agreements, interest due and unpaid on Tranche B and Tranche C debt is accrued and added to the debt balance.
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
In accordance with the terms of the Legacy Credit Agreement, during the three months ended June 30, 2009, the outstanding balance of Tranche B increased from $407.0 million to $409.7 million and the outstanding balance of Tranche C increased from $125.0 million to $129.7 million, due to the addition of accrued interest for which cash was not available to pay the interest due.
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
Franklin Holding and FCMC have entered into an Amended and Restated Credit Agreement (Licensing) (the “Licensing Credit Agreement”) which includes a credit limit of $13,500,000, composed of a secured (i) revolving line of credit (“Revolving Facility”) up to the principal amount outstanding at any time of $2,000,000, (ii) up to the aggregate stated amount outstanding at any time for letters of credit of $6,500,000, and (iii) a draw credit facility (“Draw Facility”) up to the principal amount outstanding at any time of $5,000,000. The Revolving Facility and the letters of credit shall be used to assure that all state licensing requirements of FCMC are met and to pay approved expenses of the Company. The Draw Facility shall be used to provide for working capital of FCMC, and amounts drawn and repaid under this facility cannot be reborrowed. As of June 30, 2009, $1.0 million was outstanding under the revolving facility and $6.2 million of letters of credit for various state licensing purposes were outstanding.

The principal sum shall be due and payable in full on the earlier of the date that the Licensing Agreement is due and payable in full pursuant to the terms of this facility, whether by acceleration or otherwise, or at maturity on March 31, 2010. Advances under the Revolving Facility shall bear interest at the one-month reserve adjusted LIBOR Rate plus a margin of 8%. Advances under the Draw Facility shall bear interest at the one-month reserve adjusted LIBOR Rate plus a margin of 6%. The requirement to make monthly payments of interest accrued on the Advances under the Revolving Facility and the Draw Facility commenced on April 30, 2009. After any default, all advances and letters of credit shall bear interest at 5% in excess of the rate of interest then in effect.
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
Interest Rate Swaps
Effective February 27, 2008, the Company entered into $725 million (notional amount) of fixed-rate interest-rate swaps in order to effectively stabilize the future interest payments on a portion of its interest-sensitive borrowings. The fixed-rate swaps are for periods ranging from one to four years, are non-amortizing, and are in effect for the respective full terms of each swap agreement. These swaps effectively fixed the Company’s interest costs on a portion of its borrowings regardless of increases or decreases in the one-month LIBOR. The interest-rate swaps were executed with the Company’s lead lending bank and are for the following terms: $220 million notional amount for one year at a fixed rate of 2.62%; $390 million notional amount for two-years at a fixed rate of 2.79%; $70 million notional amount for three years at a fixed rate of 3.11%; and, $45 million notional amount for four years at a fixed rate of 3.43%.
Effective April 30, 2008, the Company entered into an additional $275 million (notional amount) of fixed-rate interest-rate swaps in order to effectively stabilize the future interest payments on a portion of its interest-sensitive borrowings. The fixed-rate swaps are for a period of three years, are non-amortizing, and at a fixed rate of 3.47%. These swaps reduced further the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR during the remaining terms of the swap agreements. The interest-rate swaps were executed with the Company’s lead lending bank.

Under these swap agreements, the Company makes interest payments to its lead lending bank at fixed rates and receives interest payments from its lead lending bank on the same notional amounts at variable rates based on LIBOR. Effective December 28, 2007, the Company pays interest on its interest-sensitive borrowings, principally based on one-month LIBOR plus applicable margins. Accordingly, Franklin established a fixed rate, plus applicable margins, on $1.0 billion of its borrowings, which at the time of entering into the swap agreements ranged from one year to four years. On March 5, 2009, $220 million of one-year interest-rate swaps matured, which have not been replaced.
In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest-rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the $787.5 million remaining at June 30, 2009 of Tranche A debt owed to the Bank has been paid in full.
The unamortized balance of derivative losses in the amount of $24.0 million, as a result of the Company electing to cease hedge accounting as of December 31, 2008, is amortized to interest expense over time. The amount amortized during the three and six months ended June 30, 2009 was $3.7 million and $7.6 million, respectively, which increased our interest expense.
The following table presents the notional and fair value amounts of the interest-rate swaps outstanding at June 30, 2009.

Notional Amount	Term	Maturity Date	Fixed Rate	Estimated Fair Value*
$275,000,000	3 years	March 5, 2011	3.47%	$(10,714,131)
70,000,000	3 years	March 5, 2011	3.11%	(2,220,380)
45,000,000	4 years	March 5, 2012	3.43%	(1,836,731)

$390,000,000				$(14,771,242)

*	Determined in accordance with SFAS 157 based upon a “Level 2” valuation methodology.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The Company’s operating results depend in large part on differences between the interest earned on its assets and the interest paid on its borrowings. Most of the Company’s assets, consisting primarily of REIT Securities (principally preferred REIT stock) and Trust Certificates (collateralized by mortgage loans and real estate owned properties) generate fixed returns and have remaining contractual maturities in excess of five years. Our borrowings are based on one-month LIBOR. In most cases, the interest income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest income and, therefore, net income. Our borrowings bear interest at rates that fluctuate with the one-month LIBOR rate. We currently use interest-rate derivatives, essentially interest-rate swaps, to hedge our interest rate exposure by converting a portion of our highly interest-sensitive borrowings from variable-rate payments to fixed-rate payments. Based on approximately $848.4 million of unhedged interest-rate sensitive borrowings outstanding at June 30, 2009, a 1% instantaneous and sustained increase in the one-month LIBOR rate could increase quarterly interest expense by as much as approximately $2.1 million, pre-tax, during the remaining terms of the swap agreements, which would negatively impact our quarterly after-tax net income or loss. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income, or increase net loss, and the market value of our net assets. If the Company’s existing swap contracts expire, and are not renewed, a 1% instantaneous and sustained increase in the one-month LIBOR rate would have the effect of increasing quarterly interest expense by approximately $3.1 million, pre-tax. See “Management’s Discussion and Analysis — Borrowings.”

ITEM 4T.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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
On June 17, 2009, at the Company’s annual meeting, the stockholders voted to elect two Directors to the Board of Directors and to amend the Certificate of Incorporation of FCMC to delete the provision, adopted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware in connection with the Company’s December 2008 corporate reorganization, that requires the approval of the stockholders of Franklin Holding in addition to the stockholders of FCMC for any action or transaction, other than the election or removal of directors, that would require the approval of the stockholders of FCMC. However, at the annual meeting, the stockholders did not ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2009.
Election of Directors

Director	For	Withhold	Abstain	Not Voted	Total
Alexander Gordon Jardin	6,778,059	200	588,152	658,884	8,025,295
William F. Sullivan	6,778,059	200	588,152	658,884	8,025,295
Certificate of Incorporation of FCMC

For	Against	Abstain	Not Voted	Total
6,808,566	501,683	56,160	658,886	8,025,295

Independent Registered Public Accountants

For	Against	Abstain	Not Voted	Total
3,492,909	484,562	3,388,938	658,886	8,025,295

ITEM 5.	OTHER INFORMATION
Effective with the opening of stock market trading on April 22, 2009, the Company’s common stock has been quoted on the OTC Bulletin Board under the trading symbol “FCMC.OB.” In May 2009, the Company’s trading symbol was changed to “FCMCE.OB” to reflect its delinquency in not filing its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 in a timely manner. However, we met the OTC Bulletin Board filing requirements on June 19, 2009, and on June 23, 2009, the OTC Bulletin Board removed from our trading symbol the fifth character “E.” Our common stock was delisted from The Nasdaq Capital Market as of November 3, 2008, and has been quoted under the stock symbol “FCMC.PK” on the “Pink Sheets,” a centralized quotation service for over-the-counter securities, until April 22, 2009. Prior to November 3, 2008, the Company’s common stock traded on The Nasdaq Capital Market.
On August 10, 2009, Franklin Holding, and certain of its direct and indirect subsidiaries, including Franklin Asset (but not FCMC), entered into a second amendment to the Franklin Forbearance Agreement and Franklin 2004 master credit agreement (the “Second Amendment”) with the Bank relating to approximately $40.2 million of the Company’s indebtedness to the Bank (the “Unrestructured Debt”), which had been the remaining legacy indebtedness to the Bank not restructured on March 31, 2009. FCMC, which is not a party to the Second Amendment, is not obligated to the Bank with respect to the Unrestructured Debt.
Under the Second Amendment, the forbearance period with respect to the Unrestructured Debt has been extended from June 30, 2009, through and including September 30, 2009, and the Bank has agreed to forbear, during the forbearance period, with respect to any defaults past or present with respect to any failure to make scheduled principal and interest payments to the Bank (“Identified Forbearance Default”) relating to the Unrestructured Debt. In particular, during the forbearance period, the Bank, absent the occurrence and continuance of a forbearance default other than an Identified Forbearance Default, will not initiate collection proceedings or exercise its remedies in respect of the Unrestructured Debt or elect to have interest accrue at the stated rate applicable after default.
Upon expiration of the forbearance period, in the event that the Unrestructured Debt with the Bank remains outstanding, the Bank, with notice, could call an event of default under the Legacy Credit Agreement. The Licensing Credit Agreement and the Servicing Agreement do not include cross-default provisions that would be triggered by such a default. The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets of FCMC (except for a first lien of the Bank on an office condominium unit and a second priority lien of the Bank on cash collateral held as security under the Licensing Credit Agreement) and the unpledged portion of FCMC’s stock.

ITEM 6.	EXHIBITS

Exhibit
Number
3.1		First Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on December 24, 2008.

3.2		Amended and Restated By-laws. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

10.100	*	Amendment No. 2 to First Amended and Restated Forbearance Agreement and Amendment to Credit Agreements, dated as of August 10, 2009, by and among the Registrant, Franklin Credit Asset Corporation, Flow 2006 F Corp., FCMC 2006 M Corp., FCMC 2006 K Corp. and The Huntington National Bank.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN CREDIT HOLDING CORPORATION
August 14, 2009	By:	/s/ ALEXANDER GORDON JARDIN
Alexander Gordon Jardin Chief Executive Officer (Principal Executive Officer)

August 14, 2009	By:	/s/ PAUL D. COLASONO
Paul D. Colasono Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number
3.1		First Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on December 24, 2008.

3.2		Amended and Restated By-laws. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

10.100	*	Amendment No. 2 to First Amended and Restated Forbearance Agreement and Amendment to Credit Agreements, dated as of August 10, 2009, by and among the Registrant, Franklin Credit Asset Corporation, Flow 2006 F Corp., FCMC 2006 M Corp., FCMC 2006 K Corp. and The Huntington National Bank.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.