Form 10-Q
period 2009-09-30
FRANKLIN CREDIT HOLDING CORP/DE/
filed 2009-11-16
CIK 831246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 11, 2009: 8,012,795

FRANKLIN CREDIT HOLDING CORPORATION
FORM 10-Q

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$16,476,257	$21,426,777
Restricted cash	1,205,640	27,890,706
Investment in REIT securities	477,316,409	—
Investment in trust certificates at fair value	77,633,425	—
Mortgage loans and real estate held for sale	386,670,763	—
Notes Receivable:
Principal	—	1,021,648,291
Purchase discount	—	(9,777,475)
Allowance for loan losses	—	(471,093,159)

Net notes receivable	—	540,777,657

Notes receivable held for sale	3,655,474	—
Originated loans held for investment:
Principal, net of deferred fees and costs	—	391,704,319
Allowance for loan losses	—	(49,876,092)

Originated loans held for investment, net	—	341,828,227

Accrued interest receivable	44,684	10,055,241
Other real estate owned	—	60,748,390
Deferred financing costs, net	7,325,277	7,824,432
Other receivables	4,550,404	7,028,334
Building, furniture and equipment, net	1,707,778	2,042,436
Income tax receivable	1,641,503	2,126,590
Other assets	764,864	634,652

Total assets	$978,992,478	$1,022,383,442

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Liabilities:
Notes payable, net of debt discount of $192,833 at September 30, 2009 and $205,976 at December 31, 2008	$1,365,825,005	$1,442,126,964
Financing agreements	1,000,000	1,958,011
Nonrecourse liability	386,670,763	—
Accounts payable and accrued expenses	6,615,952	15,056,870
Terminated derivative liability	8,200,000	—
Derivative liabilities, at fair value	14,924,068	27,753,436

Total liabilities	1,783,235,788	1,486,895,281

Commitments and Contingencies

Stockholders’ (Deficit):
Preferred stock, $0.01 par value; authorized 3,000,000; issued and outstanding: none	—	—
Common stock and additional paid-in capital, $0.01 par value, 22,000,000 authorized shares; issued and outstanding: 8,025,295 at September 30, 2009 and 8,025,295 at December 31, 2008	22,093,495	23,383,120
Noncontrolling interest in subsidiary	1,884,740	—
Accumulated other comprehensive (loss)	(16,197,385)	(27,753,436)
Retained (deficit)	(812,024,160)	(460,141,523)

Total stockholders’ (deficit)	(804,243,310)	(464,511,839)

Total liabilities and stockholders’ (deficit)	$978,992,478	$1,022,383,442

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues:
Interest income	$13,030,707	$19,122,096	$46,161,847	$78,047,824
Dividend income	10,678,495	—	21,307,794	—
Purchase discount earned	—	547,392	392,127	2,134,142
Gain on recovery from contractual loan purchase rights	—	—	30,550,000	—
(Loss) on mortgage loans and real estate held for sale	—	—	(282,593,653)	—
(Loss) on valuation of investments in trust certificates and notes receivable held for sale	—	—	(62,651,940)	—
Fair valuation adjustments	(4,186,598)	—	(18,580,564)	—
Gain on sale of other real estate owned	—	743,653	374,344	1,126,360
Servicing fees and other income	1,460,381	3,706,094	5,687,547	8,903,967

Total revenues/(losses)	20,982,985	24,119,235	(259,352,498)	90,212,293

Operating Expenses:
Interest expense	21,202,037	18,267,375	56,002,429	60,052,011
Collection, general and administrative	8,721,929	12,702,951	34,320,637	34,631,247
Provision for loan losses	—	10,560,709	169,479	299,708,175
Amortization of deferred financing costs	43,810	297,917	499,155	871,882
Depreciation	153,509	247,732	468,049	862,034

Total expenses	30,121,285	42,076,684	91,459,749	396,125,349

(Loss) before provision for income taxes	(9,138,300)	(17,957,449)	(350,812,247)	(305,913,056)
Income tax	238,475	—	671,640	—

Net (loss)	(9,376,775)	(17,957,449)	(351,483,887)	(305,913,056)

Net income attributable to noncontrolling interest	192,670	—	398,750	—

Net (loss) attributable to common share stockholders	$(9,569,445)	$(17,957,449)	$(351,882,637)	$(305,913,056)

Net (loss) per common share:
Basic and diluted	$(1.20)	$(2.25)	$(43.98)	$(38.34)

Weighted average number of shares outstanding:
Basic and diluted	8,006,545	7,986,545	8,000,295	7,979,045

(Loss) available to common shareholders	$(9,569,445)	$(17,957,449)	$(351,882,637)	$(305,913,056)
Accumulated other comprehensive (loss)	(5,609,693)	(20,917,822)	(340,326,586)	(302,833,080)

Comprehensive (loss)	$(3,959,752)	$(2,960,373)	$(11,556,051)	$(3,079,976)

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2009

			Accumulated
	Common Stock and		Other	Noncontrolling
	Additional Paid-in Capital		Comprehensive	Interest	Retained
	Shares	Amount	Loss	in Subsidiary	(Deficit)	Total
BALANCE, JANUARY 1, 2009	8,025,295	$23,383,120	$(27,753,436)	$—	$(460,141,523)	$(464,511,839)

Stock-based compensation	—	196,365	—	—	—	196,365
Initial transfer of noncontrolling interest in subsidiary	—	(1,710,490)	—	1,710,490	—	—
Net income attributed to minority interest	—	—	—	398,750	—	398,750
Non-dividend distribution	—	224,500	—	(224,500)	—	—
Amortization — unrealized loss on derivatives	—	—	11,556,051	—	—	11,556,051
Net (loss) attributed to common shareholders	—	—	—	—	(351,882,637)	(351,882,637)

BALANCE, SEPTEMBER 30, 2009 (UNAUDITED)	8,025,295	$22,093,495	$(16,197,385)	$1,884,740	$(812,024,160)	$(804,243,310)

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) attributed to common shareholders	$(351,882,637)	$(305,913,056)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Gain on sale of other real estate owned	(374,344)	(1,126,361)
Depreciation	468,049	862,034
Amortization of deferred costs and fees on originated loans	48,215	(469,797)
Loss on mortgage loans and real estate held for sale	282,593,653	—
Fair valuation adjustments	18,580,565	—
Loss on valuation of investment in trust certificates and notes receivable held for sale	62,651,940	—
Principal collections on mortgage loans held for sale	39,381,995	—
Paid in kind interest	16,287,530	—
Proceeds from sale of real estate held for sale	33,525,181	—
Amortization of deferred financing costs	499,155	871,882
Amortization of debt discount and success fees	13,143	23,372
Stock-based compensation	196,365	218,147
Purchase discount earned	(392,127)	(2,085,030)
Provision for loan losses	169,479	299,708,175
Minority interest	398,750	—
Changes in operating assets and liabilities:
Accrued interest receivable	1,432,088	8,031,406
Other receivables	2,477,930	(1,040,490)
Income tax receivable	485,087	(363,680)
Other assets	(257,401)	(16,171)
Accounts payable and accrued expenses	(8,440,918)	(7,572,754)
Terminated derivative liability	8,200,000	—

Net cash provided by/(used in) operating activities	106,061,698	(8,872,323)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/decrease in restricted cash	26,685,066	16,852,595
Principal collections on notes receivable	11,141,145	68,277,490
Principal collections on loans held for investment	5,857,079	54,306,747
Investment in short-term securities	—	4,735,308
Put back of acquired notes receivable	—	1,803,604
Proceeds from sale of other real estate owned	19,227,015	29,539,748
Purchase of building, furniture and equipment	(6,201)	(145,408)

Net cash provided by investing activities	62,904,104	175,370,084

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of notes payable	(90,357,632)	(165,481,229)
Proceeds from financing agreements	2,017,052	996,773
Principal payments of financing agreements	(2,975,063)	(1,080,668)
Repayment of notes payable	(2,245,000)	—
Payments on nonrecourse liability	(80,355,679)	—

Net cash (used in) financing activities	(173,916,322)	(165,565,124)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,950,520)	932,637
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,426,777	18,266,066

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,476,257	$19,198,703

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$32,740,196	$60,447,880

Cash payments for taxes	$519,571	$363,680

NON-CASH INVESTING AND FINANCING ACTIVITY:

Transfer from notes receivable and loans held for investment to OREO	$20,566,413	$71,758,851

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Overview
March 2009 Restructuring
Effective March 31, 2009, Franklin Credit Holding Corporation (“Franklin Holding”), and its consolidated subsidiaries (together with Franklin Holding, “we,” “us,” “our” or the “Company,” unless otherwise specified or the context otherwise requires), including Franklin Credit Management Corporation (“FCMC”) and Tribeca Lending Corp. (“Tribeca”), entered into a series of agreements (collectively, the “Restructuring Agreements”) with The Huntington National Bank (the “Bank,” “Lead Lending Bank” or “Huntington”), successor by merger to Sky Bank, pursuant to which (i) the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured pursuant to a legacy credit agreement (the “Legacy Credit Agreement”), (ii) approximately 83% of the Company’s portfolio of subprime mortgage loans and owned real estate, acquired through foreclosure, was transferred to Huntington Capital Financing, LLC (the “REIT”), a real estate investment trust wholly-owned by the Bank, (iii) FCMC and Franklin Holding entered into an amended $13.5 million credit facility with the Bank (the “Licensing Credit Agreement”), and (iv) FCMC entered into a market-rate servicing agreement (the “Servicing Agreement”) with the Bank (the “Restructuring”). In connection with the Restructuring, the Company in April 2009 engaged in a number of cost-savings measures intended to improve the financial performance of FCMC, its servicing subsidiary company.
The Restructuring did not include a portion of the Company’s debt (the “Unrestructured Debt”), which as of September 30, 2009 totaled approximately $39.8 million. The Unrestructured Debt remains subject to the original terms of the Franklin forbearance agreement entered into with the Bank in December 2007 and subsequent amendments thereto (the “Franklin Forbearance Agreement”) and the Franklin 2004 master credit agreement. On April 20 and August 10, 2009, Franklin Holding, and certain of its direct and indirect subsidiaries, including Franklin Credit Management Corporation (FCMC) and Franklin Credit Asset Corporation (“Franklin Asset”) entered into amendments of the Franklin Forbearance Agreement and Franklin 2004 master credit agreement (the “Amendments”) with the Bank relating to the Unrestructured Debt. The Bank agreed to forbear, during the forbearance period, which on November 13, 2009, was extended until March 31, 2010, with respect to any defaults past or present with respect to any failure to make scheduled principal and interest payments to the Bank (“Identified Forbearance Default”) relating to the Unrestructured Debt. During the forbearance period, the Bank, absent the occurrence and continuance of a forbearance default other than an Identified Forbearance Default, will not initiate collection proceedings or exercise its remedies in respect of the Unrestructured Debt or elect to have interest accrue at the stated rate applicable after default. In addition, FCMC is not obligated to the Bank with respect to the Unrestructured Debt and any references to FCMC in the Franklin 2004 master credit agreement governing the Unrestructured Debt have been amended to refer to Franklin Asset.
Upon expiration of the forbearance period, in the event that the Unrestructured Debt with the Bank remains outstanding, the Bank, with notice, could call an event of default under the Legacy Credit Agreement, but not the Licensing Credit Agreement and the Servicing Agreement, which do not include cross-default provisions that would be triggered by such an event of default under the Legacy Credit Agreement. The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets of FCMC (except for a first lien of the Bank on an office condominium unit and a second priority lien of the Bank on cash collateral held as security under the Licensing Credit Agreement) and the unpledged portion of FCMC’s stock.

The Franklin forbearance agreement and the Tribeca forbearance agreement (together, the “Forbearance Agreements”) that had been entered into with the Bank were, except for the Company’s Unrestructured Debt, replaced effective March 31, 2009 by the Restructuring Agreements.
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
From the perspective of the Company and its stockholders, the Restructuring provided for the release of thirty percent of the equity in FCMC, ten percent of which has been transferred to the Company’s principal stockholder, Thomas J. Axon, from the Company’s pledges to the Bank in respect of its Legacy Credit Agreement. The Legacy Credit Agreement also provides for the possibility of release of up to an additional fifty percent (of which a maximum of an additional ten percent would go to Thomas J. Axon), based upon the Bank’s receipt of the agreed amounts of net remittances from the Portfolio, summarized below (the “Net Remittances”), from March 31, 2009, the effective date of the Legacy Credit Agreement (the “Legacy Effective Date”), through the term of the Legacy Credit Agreement pursuant to and in accordance with the schedule of collection levels identified in the Legacy Credit Agreement.
During the twelve month period ending March 31, 2010, the minimum amount of Net Remittances, referred to as “Level I, to achieve the release of an additional 10% of pledged equity interests, from 70% to 60%,” is $225 million. During the six months ended September 30, 2009, the Company collected in aggregate approximately $138.7 million from loans and real estate owned serviced for the Bank, of which $30.6 million was received from contractual loan purchase rights. Net Remittances, as defined in the Legacy Credit Agreement essentially as collections less expenses incurred by the Bank related to the Company’s servicing of the Bank’s loans and real estate owned, amounted to approximately $106.9 million. Therefore, the Company would need to collect $118.1 million in Net Remittances over the next six month period ending March 31, 2010 to reach the minimum Level 1 amount under the Restructuring Agreements. Based on the current rate of collections, without a significant special transaction, it is unlikely that the Company will be able to achieve the minimum Level 1 amount.
However, (i) if Net Remittances do not reach the minimum Level 1 amount prior to the first anniversary date, but reach the minimum Level 2 amount of $475 million prior to the third anniversary of date, the Bank shall retain, as collateral, 55% of the FCMC equity instead of 50%, as currently scheduled, and any subsequent reductions in the amount of FCMC equity pledged to the Bank shall be 10% smaller than the reductions currently scheduled; and provided further that (ii) if Net Remittances do not reach the minimum Level 1 amount prior to the first anniversary date and do not reach the minimum Level 2 amount prior to the third anniversary date, then the schedule for release of the equity interests in FCMC currently pledged to the Bank shall be as follows: (x) upon attaining the minimum Level 3 amount of $575 million, the pledged equity interests in FCMC shall reduce 25% (from 70% to 45%); (y) upon attaining the minimum Level 4 amount of $650 million, the pledged equity interests in FCMC shall reduce an additional 10% (from 45% to 35%), and (z) upon attaining the minimum Level 5 amount of $750 million, the pledged equity interests in FCMC shall reduce an additional 10% (from 35% to 25%).

For a fuller discussion of the foregoing, see “Management’s Discussion and Analysis — Borrowings — Restructuring Agreements with Lead Lending Bank.”
Going Concern Uncertainty — Franklin Holding
The Company has been and continues to be operating in an extraordinary and difficult environment, and has been significantly and negatively impacted by the unprecedented credit and economic market turmoil of the past two years and the more recent recessionary economy. Particularly impacting Franklin has been the severe deterioration in the U.S. housing market and the nearly complete shutdown of the mortgage credit market for borrowers without excellent credit histories, and the recessionary economy with increasing unemployment. These unprecedented market conditions adversely affected the Company’s portfolio of residential mortgage loans, particularly its second-lien mortgage loans, delinquencies, provisions for loan losses, operating losses and cash flows, which resulted in a significant stockholders’ deficit of $804.2 million at September 30, 2009. The Company has been, since the latter part of 2007, expressly prohibited by the Bank from acquiring or originating loans. In addition, the Company’s restructuring agreements with the Bank contain affirmative covenants that the Company’s servicing subsidiary, FCMC, be licensed, qualified and in good standing, where required, and that it maintain its licenses to service mortgage loans and real estate owned properties serviced under the servicing agreement entered into in connection with the Restructuring. Any event of default under the March 31, 2009 Restructuring Agreements, or failure to successfully renew these Restructuring Agreements or enter into new credit facilities with Huntington prior to their scheduled maturity, could entitle Huntington to declare the Company’s indebtedness immediately due and payable and result in the transfer of the remaining loans pledged to Huntington to a third party. Moreover, certain events of default under the Restructuring Agreements, including defaults under provisions relating to enforceability, bankruptcy, maintenance of collateral and lien positions, and certain negative covenants typical for agreements of this nature, or defaults under its Servicing Agreement with the Bank or the Licensing Credit Agreement could result in the transfer of the Company’s sub-servicing contract as servicer of what had been substantially all of its loans and owned real estate prior to the Restructuring. Without the continued cooperation and assistance from Huntington, the consolidated Franklin Holding’s ability to continue as a viable business is in doubt, and it may not be able to continue as a going concern. These matters raise substantial doubt about Franklin Holding’s ability to continue as a going concern.
As a result of the Restructuring and the corporate reorganization that took effect December 19, 2008, FCMC, the servicing company within the Franklin consolidated group of companies, however, has positive net worth and since January 1, 2009 has been profitable. See “Results of Operations — Franklin Credit Management Corporation (FCMC).”
Operating Losses and Stockholders’ Deficit
The Company had a net loss of $9.6 million attributed to common shareholders for the third quarter of 2009, compared with a net loss of $18.0 million for the third quarter of 2008. The principal driver of the $8.4 million decrease in the net loss for the third quarter of 2009 was the restructured balance sheet, and the resultant write-down to estimated fair value of the Company’s loan portfolios in the first quarter of 2009, and reduced general and administrative expenses.
The Company had a consolidated net loss of $351.9 million attributed to common shareholders for the nine months ended September 30, 2009. The net loss for the first nine months of 2009 was driven principally by the restructuring agreement entered into with the Bank effective March 31, 2009. As part of the Restructuring, at March 31, 2009, the Company transferred approximately 83%, or approximately $760 million, of its portfolio of subprime mortgage loans and owned real estate (in the form of trust certificates that had been issued by the trust formed by the Bank as part of the Restructuring (the “Trust”))

and received preferred and common stock in the amount of $477.3 million in Huntington’s REIT. Because the transfer of the trust certificates is treated as a financing and not a sale for accounting purposes, the mortgage loans and real estate have remained on the Company’s balance sheet classified as mortgage loans and real estate held for sale securing a nonrecourse liability in an equal amount. The loss, therefore, represented a write-down to fair market value of the mortgage loans and real estate held for sale. Effective March 31, 2009, the carrying value of the remaining approximately 17%, or $151.2 million, of its portfolio of subprime mortgage loans and owned real estate, which was also transferred to the Trust as part of the Restructuring in exchange for trust certificates (Investments in trust certificates at fair value) that are held by the Company, was reclassified as an investment “available for sale” and, therefore, recorded at fair value approximating $95.8 million on March 31, 2009. In addition, the Company classified as an investment “held for sale” loans with a carrying value of approximately $11.4 million representing the Company’s remaining subprime mortgage loans not subject to the Restructuring (notes receivable held for sale, net), which collateralizes the debt that remains subject to the terms of the forbearance and 2004 master credit agreements, as amended, (the Unrestructured Debt) and, as a result recognized a loss of $7.3 million, which, on March 31, 2009, was recorded as loss on valuation of investment in trust certificates and notes receivable held for sale.
Although the transfer of the trust certificates, representing approximately 83% of the Company’s portfolio of subprime mortgage loans and owned real estate, to the REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, is being treated as a financing under accounting principles generally accepted in the United States of America, or GAAP, (specifically under the Financial Accounting Standards Board’s new Accounting Standards Codification Topic 860, Transfers and Servicing). While Franklin transferred legal ownership and the economic interests and risks relating to the underlying assets of the related trust certificates to the Bank in exchange for preferred and common stocks of the REIT, the transfer did not meet one of the technical requirements of applicable Topic 860 insofar as, for accounting purposes, it could not be assured that the transferred assets have been legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy. The treatment as a financing on the Company’s balance sheet, however, did not affect the cash flows of the transfer, and does not affect the Company’s cash flows or its reported net income nor would it, necessarily, dictate the treatment of the assets in a bankruptcy.
Upon the request of the Bank, FCMC, a majority owned subsidiary of FCHC, made a distribution of $2,245,000 to the Bank on September 30, 2009. The distribution, which represented approximately 70% of the estimated net income of FCMC for the six months ended September 30, 2009 after a holdback $500,000, was made pursuant to the provisions of the Legacy Credit Agreement currently entitling the Bank to 70% of all amounts distributed by FCMC. The distribution was applied by the Bank to pay down an equal amount of the debt obligations of certain of FCMC’s sister companies as provided for by the terms of the Legacy Credit Agreement with the Bank. The remaining 30%, or $962,000 was estimated to be distributed as a dividend of $9,623.38 per share to the stockholders of FCMC, including $866,000 to FCHC in respect of its ownership of 90% of the outstanding stock of FCMC, and $96,000 to Thomas J. Axon, the Chairman and President of the Company, in respect of his ownership of 10% of the outstanding stock of FCMC. See “Subsequent Events — Declaration of Dividend.”
Although the distribution to the Bank had been required under the terms of the Legacy Credit Agreement since the distribution to the Bank was accompanied by a voluntary election by FCMC to declare dividends to its two stockholders, FCMC is not a borrower under the Legacy Credit Agreement and except for a pledge of certain collateral under a limited recourse guarantee is not otherwise liable for the indebtedness under the Legacy Credit Agreement. Indeed, the Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets of FCMC (except for a first lien of the Bank on an office condominium unit and a second priority lien of the Bank on cash collateral held as security under the Licensing Credit Agreement) and the unpledged portion of FCMC’s stock.

Licenses to Service Loans and December 2008 Corporate Reorganization
The requirements imposed by state mortgage finance licensing laws vary considerably. In addition to the requirement for a license to engage in mortgage origination and brokerage activities, many mortgage licensing laws impose a licensing obligation to service residential mortgage loans. Further, certain state collection agency licensing laws require entities collecting on current, delinquent or defaulted loans for others or to acquire such loans to be licensed as well. Once these licenses are obtained, state regulators impose additional ongoing obligations on licensees, such as maintaining certain minimum net worth or line of credit requirements. Generally, net worth is determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) with the minimum net worth varying from state to state. In limited instances, the net worth calculation may not include recourse on any contingent liabilities. The highest state minimum net worth requirement, with respect to states other than New York, is $250,000. In New York, under the new servicing registration law that went into effect on July 1, 2009, the net worth requirement is the greater of 1% of the outstanding principal balance of New York loans serviced or $250,000, which when applied to FCMC would be approximately $1.75 million). If the Company’s servicing subsidiary, FCMC, does not, among other things, meet these minimum net worth or line of credit requirements, state regulators may revoke or suspend FCMC’s licenses and prevent FCMC from continuing to service loans in such states, which would adversely affect FCMC’s operations and financial condition and ability to attract new servicing customers. As of September 30, 2009, we believe that FCMC has net worth in excess of that which is required to maintain its licenses, both in accordance with GAAP and with requirements of those states that exclude the portion of its assets pledged to secure the obligations of any other person or entity.
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
In order to address these and other issues, in December 2008, FCMC completed a reorganization of its company structure for the principal purpose of restoring the required minimum net worth under FCMC’s licenses to ensure that FCMC would be able to continue to service mortgage loans. Effective December 19, 2008, Franklin Holding became the parent company of FCMC in the adoption of a holding company form of organizational structure. This reorganization (the “Reorganization”) resulted in FCMC, which holds the Company’s servicing platform, having positive net worth as a result of having assigned and transferred to a newly formed sister company ownership of the entities that held beneficial ownership of the Company’s loan portfolios and the related indebtedness and accordingly, being able to comply with applicable net worth requirements to maintain licenses to service and collect loans in various jurisdictions; and, is expected to enhance FCMC’s ability to grow its servicing business. Other than the difference in their names, the certificate of incorporation, by-laws, authorized capital stock, outstanding capital stock, board of directors and officers of Franklin Holding were kept the same as that of FCMC prior to the reorganization. No post-merger exchange of stock certificates was necessary, and the outstanding shares of FCMC common stock have been automatically converted into an equal number of shares of Franklin Holding common stock.
The business operations and financial condition of the Company taken as a whole, including FCMC, which holds the servicing platform, on a consolidated basis, including the Company’s consolidated substantial negative net worth, did not change as a result of the Reorganization. However, the resulting financial condition of FCMC changed, inasmuch as it had positive net worth at December 31, 2008, March 31, 2009, June 30, 2009 and at September 30, 2009.
Upon our compliance with the state’s minimum net worth requirement as a result of the Reorganization, FCMC’s West Virginia license was renewed on December 30, 2008. Ohio terminated its Notice of Intent to Refuse Renewal on January 8, 2009. The state of Wisconsin also noted that FCMC had tangible net worth in excess of $250,000 by December 31, 2008. On June 12, 2009, FCMC was notified that its Washington state collection agency license was renewed. The Company, however, may be subject to future regulatory action in three other states, Michigan, Illinois and Massachusetts, because in those states the net worth calculation may not include recourse on any contingent liabilities, which prior to March 31, 2009, would have caused FCMC’s net worth to be deemed negative by those states. As of and since March 31, 2009, however, we believe that FCMC has maintained net worth in excess of that which is required to maintain its licenses in such states. Moreover, in the summer of 2008, FCMC formed a wholly-owned subsidiary, Franklin Credit Loan Servicing, LLC, a Delaware limited liability company (and following the Reorganization, a wholly-owned subsidiary of the Company), which does not have any liabilities or pledged assets has become licensed in Michigan and is expected to become licensed in Illinois and Massachusetts so that in the event those three states determine that FCMC does not meet the applicable net worth requirements, Franklin Credit Loan Servicing, LLC would, upon licensure (if not already licensed), service loans in such states so that the Company overall has the required licenses to operate in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. Under the Servicing Agreement entered into on March 31, 2009 as part of the Restructuring with Huntington, it would be an event of default if FCMC failed to maintain its license to do business in any jurisdiction where any mortgaged property or other real estate owned (“OREO”) property serviced under the servicing agreement is located and such failure continues unremedied for ten (10) days, which, if the same were to occur, would entitle the Bank to terminate the Servicing Agreement. In addition, with notice in connection with such a default, the Bank could also call an event of default under the Licensing Credit Agreement and the Legacy Credit Agreement entered into in connection with the Restructuring, which, among other remedies, would entitle the Bank to foreclose on the assets of the Company pledged to the Bank, including on Franklin Holding’s pledge of 70% of the common stock of FCMC.
Franklin’s Business
As a result of the Restructuring and the Reorganization that took effect December 19, 2008, FCMC, the servicing company within the Franklin consolidated group of companies, has positive net worth and since January 1, 2009 has been profitable.

The Company’s operating business is conducted principally through FCMC, which is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, and in the due diligence, analysis, pricing and acquisition of residential mortgage portfolios for third parties. The portfolios serviced for other entities, as of September 30, 2009, principally for Huntington (loans previously acquired and originated by Franklin and transferred to the Trust), primarily consist of first and second-lien loans secured by 1-4 family residential real estate that generally fell outside the underwriting standards of Fannie Mae and Freddie Mac and involve elevated credit risks as a result of the nature or absence of income documentation, limited credit histories, higher levels of consumer debt or credit difficulties.
In the past year, through our servicing subsidiary, FCMC, we have been seeking to begin providing services for third parties, on a fee-paying basis, which are directly related to our servicing operations and our portfolio acquisition experience with residential mortgage loans. We are actively seeking to (a) expand our servicing operations to provide servicing and collection services to third parties, particularly specialized collection services that we refer to as loan recovery servicing, and (b) capitalize on our experience to provide customized, comprehensive loan analysis and in-depth end-to-end transaction and portfolio management services to the residential mortgage markets. These services include, in addition to servicing loans for others, 1-4 family residential loan due diligence, portfolio stratification and analysis, and portfolio pricing. These new business activities are subject to the consent of the Bank, and we may not be successful in entering into or implementing any of these businesses in a meaningful way.
On May 28, 2008, FCMC entered into various agreements, including a servicing agreement, to service on a fee-paying basis approximately $245 million in residential home equity line of credit mortgage loans for Bosco Credit LLC (“Bosco”). Bosco was organized by FCMC, and the membership interests in Bosco include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members of that entity. The loans that are subject to the servicing agreement were acquired by Bosco on May 28, 2008, and the Bank is the administrative agent for the lenders to Bosco. FCMC also provided the loan analysis, due diligence and other services for Bosco on a fee-paying basis for the loans acquired by Bosco. FCMC’s servicing agreement was approved by the Company’s Audit Committee.
Included in the Company’s condensed consolidated revenues were servicing fees recognized from servicing the Bosco portfolio of $431,000 and $1.7 million for the three and nine months ended September 31, 2009, respectively. For the three and nine months ended September 31, 2008, the Company recognized $789,000, and $1.1 million, respectively, from servicing the Bosco portfolio. In addition, included in the Company’s condensed consolidated revenues were fees recognized for various administrative services provided to Bosco by FCMC of $277,000 for the three and nine months ended September 31, 2008. The Company did not recognize any administrative fees in 2009.
On February 27, 2009, at the request of the Bosco Lenders, FCMC adopted a revised fee structure. The revised fee structure provided that, for the next 12 months, FCMC’s monthly servicing fee would be paid only after a monthly loan modification fee of $29,167 was paid to Bosco’s Lenders. Further, the revised fee structure provided that, on each monthly payment date, if the aggregate amount of net collections was less than $1 million, 25% of FCMC’s servicing fee would be paid only after certain other monthly distributions were made, including, among other things, payments made by Bosco to repay its third-party indebtedness. Accordingly, at September 30, 2009, FCMC had an outstanding receivable of $379,000 due from Bosco for deferred servicing fees. FCMC’s revised fee structure was approved by the Company’s Audit Committee.
On October 28, 2009, at the additional request of the Bosco Lenders in an effort to maximize cash flow to the Bosco Lenders and to avoid payment defaults by Bosco, the revised fee structure relating to deferred fees was adjusted through an amendment to the loan servicing agreement with Bosco (the “Bosco Amendment”), which was approved by the Company’s Audit Committee.

Under the terms of the Bosco Amendment, FCMC is entitled to a minimum monthly servicing fee of $50,000. However, to the extent that the servicing fee otherwise paid for any month would be in excess of the greater of $50,000 or 10% of the total cash collected on the loans serviced for Bosco (such amount being the “Monthly Cap”), the excess will be deferred, without the accrual of interest. The cumulative amounts deferred will be paid (i) with the payment of the monthly servicing fee, to the maximum extent possible, for any month in which the servicing fee is less than the applicable Monthly Cap, so long as the sum paid does not exceed the Monthly Cap or (ii) to the extent not previously paid, on the date on which any of the promissory notes (“Notes”) payable by Bosco to the Lenders, which were entered into to finance the purchase of and are secured by the loans serviced by FCMC, is repaid, refinanced, released, accelerated, or the amounts owing there under increased (other than by accrual or capitalization of interest). If the deferred servicing fees become payable by reason of acceleration of the Notes, the Lenders’ right to payment under such Notes shall be prior in right to FCMC’s rights to such deferred fees.
Further, the Bosco Amendment provides that FCMC will not perform or be required to perform any field contact services for Bosco or make any servicing advances on behalf of Bosco that individually or in the aggregate would result in a cost or expense to Bosco of more than $10,000 per month, without the prior written consent and approval of the Lenders. The Bosco Amendment did not alter FCMC’s right to receive a certain percentage of collections after Bosco’s indebtedness to the Lenders has been repaid in full, the Bosco equity holders have been repaid in full the equity investment in Bosco made prior to Bosco entering into the loan agreement with the Lenders, and the Lenders and Bosco’s equity holders have received a specified rate of return on their debt and equity investments.
For the three months ended September 30, 2009, FCMC was entitled to a total of $512,000 in servicing fees for servicing the Bosco portfolio, of which $128,000 was not paid to FCMC and therefore deferred per the First Amendment. The total servicing fees received from Bosco for the three months ended September 30, 2009 was $384,000. As of September 30, 2009, Franklin’s servicing subsidiary, FCMC, has $299,000 of accrued and unpaid servicing fees due from Bosco, and effective August 1, 2009, Franklin’s servicing fee income is recognized when cash is received.
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

On September 11, 2009, FCMC voluntarily entered into an agreement to actively participate as a mortgage servicer in the Federal government’s Home Affordable Modification Program (“HAMP”) for first lien mortgage loans that are not owned or guaranteed by Fannie Mae or Freddie Mac. HAMP is a program, with borrower, mortgage servicer, and investor incentives, designed to enable eligible borrowers to avoid foreclosure through a more affordable and sustainable loan modification made in accordance with HAMP guidelines, procedures, directives, and requirements. If a borrower is not eligible for HAMP, FCMC considers other available loss mitigations options, as appropriate for the owner of the loans serviced. The Bank, as certificate trustee of the Trust, has consented to FCMC modifying eligible mortgage loans in accordance with HAMP. Under HAMP, subject to a program participation cap for potential investor, borrower and servicer compensation, FCMC, as a servicer, will receive a one time incentive payment of $1,000 for each loan modified in accordance with HAMP (provided the borrower successfully completes a trial modification period of three months or longer if necessary to comply with applicable contractual obligations of an investor) and an additional one time bonus payment of $500 for such loan if the borrower had been current at the start of the modification trial period, but was facing imminent default. In addition, provided that a HAMP modification remains in good standing, under certain circumstances FCMC could be paid an additional annual fee of up to $1,000 per year for such loan for up to three years. FCMC, as of October 31, 2009, has solicited approximately 1,900 borrowers that are potentially eligible under HAMP. Under the terms of the Restructuring with the Bank, the Bank will have a security interest in certain amounts due or received under HAMP. In particular, (i) the Licensing Credit Agreement provides that the Bank will have a security interest in any monies or sums due to FCMC under HAMP and (ii) the Legacy Credit Agreement provides that the Bank will have a security interest in any monies, funds or sums due or received by any of the entity Borrowers under the Legacy Credit Agreement, which entities do not include Franklin Holding and FCMC. As of September 30, 2009, FCMC has not received any fees under HAMP.
As of September 30, 2009, through our servicing subsidiary, FCMC, we had two significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate, Huntington and Bosco. At September 30, 2009, we serviced approximately 37,000 loans for others, of which approximately 7,000 loans were serviced under recovery collection contracts whereby we receive fees based solely on a percentage of amounts collected.
Due Diligence Services
During the first quarter of 2008, capitalizing on our portfolio acquisition experience with residential mortgage loans, the Company began providing services for third parties not related to us or the Bank, on a fee-paying basis. During 2008, we completed 13 due diligence or loan analysis and pricing assignments for third parties interested in acquiring mortgage loan pools. During the nine months ended September 30, 2009, revenue earned from our due diligence work for third parties was not significant.
Financing
We historically financed both our acquisitions of mortgage loan portfolios and our loan originations through various long and short-term borrowing arrangements with Sky Bank, the predecessor to the Bank.

On December 28, 2007, Franklin entered into Forbearance Agreements with the Bank, which substantially modified our borrowing arrangements referred to above and expressly terminated fundings for new acquisitions and originations under those credit facilities. Effective March 31, 2009, Franklin entered into a series of Restructuring Agreements with the Bank, pursuant to which the Company’s debt, loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, and approximately 83% of the Company’s portfolio of subprime mortgage loans and owned real estate, acquired through foreclosure, while not removed from the Company’s balance sheet, was transferred to a real estate investment trust wholly-owned by a subsidiary of the Bank. Except for approximately $39.8 million of the Company’s debt that remains subject to the original terms of the Franklin 2004 master credit agreement and the Franklin Forbearance Agreement, all previous Forbearance Agreements and credit agreements have been replaced effective March 31, 2009 by the Restructuring Agreements. See “Management’s Discussion and Analysis — Borrowings.”
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105, which establishes the FASB Accounting Standards Codification (“ASC”) as the sole source of authoritative Generally Accepted Accounting Principles, or GAAP. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.
Recent Accounting Pronouncements
Topic 820, Fair Value Measurements and Disclosures, is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other matters, that a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Topic 820 defines fair value based upon an exit price model. The Company adopted Topic 820 as of January 1, 2008. Effective the first quarter of 2009, the Company implemented Topic 820 for its nonfinancial assets and liabilities by measuring such assets at fair value on a non-recurring basis. The adoption did impact the Company’s financial position and results of operations. The Company may have further disclosure requirements if it incurs further impairment of its assets in future periods.
In December 2007, the FASB issued Topic 810, Consolidations. Topic 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). Topic 810 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Under Topic 810, noncontrolling interests are reported as a separate component of consolidated stockholders’ equity. In addition, net income allocable to noncontrolling interests and net income attributable to stockholders are reported separately in the consolidated statements of operations. Topic 810 became effective beginning January 1, 2009. Topic 810 has an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned subsidiary.
In March 2008, the FASB issued Topic 815, Derivatives and Hedging. The new standard enhances disclosures about how and why a company uses derivatives; how derivative instruments are accounted for under Topic 815 (and the interpretations of that standard); and, how derivatives affect a company’s financial position, financial performance and cash flows. Topic 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has adopted this standard as of January 1, 2009.
In May 2008, the FASB issued Topic 470, Debt. Topic 470 specifies that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition. Topic 470 is effective beginning January 1, 2009 and is to be applied retrospectively. At January 1, 2009 and at September 30, 2009, the Company has no convertible debt instruments that have the ability to be settled in cash. Accordingly, there was no impact on the Company’s consolidated financial position or results of operation upon adoption.
In April 2009, the FASB issued Topic 825, Financial Instruments. Topic 825 requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. Topic 825 requires those disclosures in all interim financial statements. This standard is effective for periods ending after September 15, 2009. Adoption of this standard did not have a material impact on the Company’s financial position and results of operations.
In May 2009, the FASB issued Topic 855, Subsequent Events. Topic 855 establishes general standards of accounting for and disclosure of subsequent events. In addition, Topic 855 requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were made available to be issued. Topic 855 is effective for periods ending after September 15, 2009 and accordingly, the Company adopted this standard in the second quarter of 2009. The Company has evaluated subsequent events through the time of filing its consolidated financial statements with the Securities and Exchange Commission on November 16, 2009.
Basis of Presentation — The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Quarterly Reports Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, or GAAP, for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods.
These condensed consolidated financial statements include all normal and recurring adjustments that management believes necessary for a fair presentation. Interim operating results are not necessarily indicative of expected operating results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates. The Company’s estimates and assumptions primarily arise from uncertainties and changes associated with interest rates and the secondary and whole loan markets for residential 1-4 family mortgage loans. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions may occur which could cause actual results to differ materially. For additional information refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission, and, if applicable, Quarterly Reports on Form 10-Q, which the Company urges investors to consider.
Loss Per Share — Basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The effects of warrants, restricted stock units and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Dilutive potential common shares are calculated using the treasury stock method. For both the three and nine months ended September 30, 2009 and 2008, 594,000 and 582,000 options, respectively, were not included in the computation of net loss per share because they were antidilutive.
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
Mortgage Loans and Real Estate Held for Sale — As part of the Restructuring, approximately 83% of the Company’s portfolio of subprime mortgage loans and owned real estate, acquired through foreclosure, was transferred to the REIT and such loans and owned real estate are classified as “held for sale.” As a result, a loss on the transfer was recorded as loss on mortgage loans and real estate held for sale. Subsequent to March 31, 2009, mortgage loans and real estate held for sale are carried at the lower of cost or market value. Because the transfer has been accounted for as a secured financing in accordance with GAAP, Topic 860, Transfers and Servicing, (based solely on the assertion that the transferred assets have not been legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy), the mortgage loans and real estate remain on the Company’s balance sheet classified as mortgage loans and real estate held for sale and with a nonrecourse liability recorded on the balance sheet in an equal amount. The fair value of the mortgage loans held for sale is based on an assessment of the underlying residential 1-4 family mortgage loans and real estate, expected cash flows and other market-based information, and where observable market prices and other data are not available for similar loans, pricing models or discounted cash flow analyses, using observable market data where available, are utilized to estimate market value. Mortgage loans and real estate held for sale are valued as of the end of each reporting period, and changes in fair value are recorded in earnings as fair valuation adjustments.
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

Fair Valuation Adjustments — Fair valuation adjustments include amounts subsequent to March 31, 2009 related to adjustments in the fair value of the investment in trust certificates and the nonrecourse liability, and adjustments to the lower of cost or market related to mortgage loans and real estate held for sale, and for losses on sales of real estate owned.
The following table sets forth the activity affecting the fair valuation adjustments during the three and nine months ended September 30, 2009:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Valuation (loss) on OREO sold	$(1,209,856)	$(12,774,763)
Valuation gain/(loss) on mortgage loans and OREO	2,590,303	(14,456,112)
Valuation gain/(loss) on nonrecourse liability	(6,078,765)	10,289,967
Other	511,720	(1,639,656)

(Loss) on valuation	$(4,186,598)	$(18,580,564)

Notes Receivable Held for Sale — At March 31, 2009, as part of the Restructuring, notes receivable, which represent the loans and assets that collateralize the Unrestructured Debt, are classified as “held for sale” as this portfolio is being actively marketed for sale, and a lower of cost or market value was recorded as loss on valuation of investments in trust certificates and notes receivable held for sale. Subsequent to March 31, 2009, the fair value of the notes receivable is based on an assessment of the underlying residential 1-4 family mortgage loans, expected cash flows and other market-based information, and where observable market prices and other data are not available for similar loans, pricing models or discounted cash flow analyses, using observable market data where available, are utilized to estimate market value. Notes receivable are valued as of the end of each reporting period, and changes in fair value are recorded as fair valuation adjustments.
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

The following table shows the activity in the allowance for loan losses during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008
Allowance for loan losses, beginning of period	$—	$462,369,168

Provision for loan losses	—	2,042,349
Loans transferred to OREO	—	(11,408,951)
Loans charged off	—	(21,119,116)
Loans transferred to Huntington and loans exchanged for trust certificates and retained	—	—
Loans transferred to loans held for sale	—	—
Other, net	—	151,068

Allowance for loan losses, end of period	$—	$432,034,518

	Nine Months Ended September 30,
	2009	2008
Allowance for loan losses, beginning of period	$520,969,251	$254,661,653

Provision for loan losses	169,479	269,629,524
Loans transferred to OREO	(6,517,919)	(18,122,066)
Loans charged off	(14,029,345)	(74,177,371)
Loans transferred to Huntington and loans exchanged for trust certificates and retained	(481,453,374)	—
Loans transferred to loans held for sale	(17,435,075)	—
Other, net	(1,703,017)	42,778

Allowance for loan losses, end of period	$—	$432,034,518

Write-downs for declines in the estimated net realizable value of OREO resulted in a provision for loan losses of $8.5 million and $30.0 million during the three and nine months ended September 30, 2008, which was not included in the above tables. As a result of the Restructuring and the exchange of loans and other real estate owned for trust certificates, and because, as of March 31, 2009, the Company is carrying its investments at fair value or lower of cost or market value, the allowance for loan losses was eliminated during the first quarter of 2009, and at September 30, 2009 was therefore $0.
Derivatives — As part of the Company’s interest-rate risk management process, we entered into interest rate cap agreements in 2006 and 2007, and interest rate swap agreements in 2008. In accordance with Topic 815, Derivatives and Hedging, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.
Interest rate caps are recorded at fair value. The interest rate caps are not designated as hedging instruments for accounting purpose, and unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.
Franklin’s management of interest-rate risk predominantly includes the use of plain-vanilla interest rate swaps to synthetically convert a portion of its London Interbank Offered Rate (“LIBOR”)-based variable-rate debt to fixed-rate debt. In accordance with Topic 815, derivative contracts hedging the risks associated with expected future cash flows are designated as cash flow hedges. The Company formally documents at the inception of its hedges all relationships between hedging instruments and the related hedged items, as well as its interest risk management objectives and strategies for undertaking various accounting hedges. Additionally, we use regression analysis at the inception of the hedge and for each reporting period thereafter to assess the derivative’s hedge effectiveness in offsetting changes in the cash flows of the hedged items. The Company discontinues hedge accounting if it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in the fair value of the derivative in earnings. All of the Company’s interest rate swaps qualify for cash flow hedge accounting, and are so designated.
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
As of September 30, 2009, the notional amount of the Company’s fixed-rate interest rate swaps totaled $390 million, representing approximately 32% of the Company’s outstanding variable rate debt. The fixed-rate interest rate swaps are expected to reduce the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR during the remaining terms of the swap agreements. All of our interest rate swaps were executed with the Bank.
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
As of January 1, 2009, the Company removed the hedge designations for its cash flow hedges. As a result, the Company will continue to carry the December 31, 2008 balance related to these hedges in AOCL unless it becomes probable that the forecasted cash flows will not occur. The balance in AOCL as of September 30, 2009 is amortized to earnings as part of interest expense in the same period or periods during which the hedged forecasted transaction affects earnings. During the three months ended September 30, 2009, the net impact of the cash flow hedges was an increase of $7.2 million to interest expense, inclusive of $4.0 million of amortization of the AOCL balance, reclassified from AOCL into earnings, and the cost of the hedges in the amount of $3.2 million, which was slightly offset by an increase of $68,000 in the fair value of the existing swaps. During the nine months ended September 30, 2009, the net impact of the cash flow hedges was an increase of $18.1 million to interest expense, inclusive of $11.6 million of amortization of the AOCL balance and reclassified from AOCL into earnings, the cost of the hedges in the amount of $11.2 million, somewhat offset by an increase of $4.7 million in the fair value of the existing swaps. Changes in the fair value of the remaining interest rate swaps are accounted for directly in earnings.

Fair Value Measurements
Topic 820, Fair Value Measurements and Disclosures, establishes a three-tier hierarchy for fair value measurements based upon the transparency of the inputs to the valuation of an asset or liability and expands the disclosures about instruments measured at fair value. A financial instrument is categorized in its entirety and its categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are described below.
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
The carrying value of derivative and financial instruments on the Company’s financial statements at September 30, 2009 are as follows:

	Level 1	Level 2	Level 3	Level 3
Interest rate swaps	$—	$(14,924,068)	$—	$—
Investment in REIT securities	—	—	472,413,331	—
Investment in trust certificates	—	—	77,633,425	—
Nonrecourse liability	—	—	—	386,670,763

Total	$—	$(14,924,068)	$550,046,756	$386,670,763

The changes in items classified as Level 3 during the nine months ended September 30, 2009 are as follows:

	Investments	Liabilities
Balance, January 1, 2009	$—	$—

Additions	623,602,529	(477,316,409)
Total recognized unrealized (losses)/gains	(51,249,511)	10,289,967
Transfer in/(out)	(8,724,287)	—
Distributions/payments	(13,581,975)	80,355,679

Balance, September 30, 2009	$550,046,756	$(386,670,763)

Unrealized losses included in earnings during the nine months ended September 30, 2009 related to investments held at September 30, 2009 were $51.2 million.

The carrying value of assets measured at the lower of cost or market value at September 30, 2009 are as follows:

	Level 1	Level 2	Level 3
Mortgage loans and real estate held for sale	$—	$—	$386,670,763

Subsequent Events
Declaration of Dividend
On November 11, 2009, with the approval of FCMC’s Board of Directors, approved in conjunction with the distribution made to the Bank on September 30, 2009, FCMC distributed a dividend of $9,623.38 per share to the stockholders of FCMC, or $962,000, including $866,000 to FCHC in respect of its ownership of 90% of the outstanding stock of FCMC, which is eliminated in consolidation, and $96,000 to Thomas J. Axon, the Chairman and President of the Company, in respect of his ownership of 10% of the outstanding stock of FCMC. The net result of the dividend distribution was an increase to the deficit net worth of the Company by approximately $96,000.
Unrestructured Debt
On November 13, 2009, the forbearance period with respect to the Unrestructured Debt was further extended from September 30, 2009 through and including March 31, 2010, and the Bank agreed to forbear, during the forbearance period, with respect to any defaults past or present with respect to any failure to make scheduled principal and interest payments to the Bank relating to the Unrestructured Debt. The Company, as directed by the Bank, had been actively seeking to sell the loans collateralizing the Unrestructured Debt, but the sale the Company had expected to occur on or before September 30, 2009, was ultimately not approved by the Bank.
Management has evaluated and disclosed subsequent events up to and including November 16, 2009, which is the issuance date of the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Safe Harbor Statements. Statements contained herein and elsewhere in this Quarterly Report on Form 10-Q that are not historical fact may be forward-looking statements regarding the business, operations and financial condition of Franklin Credit Holding Corporation (“Franklin Holding,” and together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our” unless otherwise specified or the context otherwise requires) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, changes in the level of growth in the finance and housing markets, such as slower or negative home price appreciation; (ii) the Company’s relations with the Company’s lenders and such lenders’ willingness to waive any defaults under the Company’s agreements with such lenders; (iii) increases in the delinquency rates of the Company’s borrowers, (iv) the availability of third parties holding subprime mortgage debt for servicing by the Company on a fee-paying basis; (v) changes in the statutes or regulations applicable to the Company’s business or in the interpretation and enforcement thereof by the relevant authorities; (vi) the status of the Company’s regulatory compliance; (vii) our ability to meet collection targets under the Legacy Credit Agreement in order to reduce the pledge of equity interest in FCMC from 70% to a minimum of 20%; and (viii) other risks detailed from time to time in the Company’s Securities and Exchange Commission (“SEC”) reports and filings. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company’s filings with the SEC, including, but not limited to, those factors discussed under the captions “Risk Factors,” “Interest Rate Risk” and “Real Estate Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on April 10, 2009, and, if applicable, Quarterly Reports on Form 10-Q, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Application of Critical Accounting Policies and Estimate
The Company’s significant accounting policies, as of December 31, 2008 are described in Note 2 to the December 31, 2008 consolidated financial statements filed on the Annual Report on Form 10-K. We identified notes receivable and income recognition, discounts on acquired loans, allowance for loan losses, originated loans held for investment, other real estate owned (“OREO”), and income taxes as the

Company’s most critical accounting policies and estimates. As of September 30, 2009, we have identified the continuing assessment of the fair value of the investment in (i) preferred and common stocks, or the REIT Securities, (ii) trust certificates, (iii) because for accounting purposes the Restructuring is being treated as a financing under GAAP Topic 860, Transfers and Servicing, mortgage loans and real estate held for sale and the corresponding nonrecourse liability, and (iv) income taxes as the Company’s most critical accounting policies and estimates. The following discussion and analysis of financial condition and results of operations is based on the amounts reported in our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In preparing the consolidated financial statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on our consolidated financial statements. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time.
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

Included in the foreclosure category were approximately $189.4 million of loans for which the Company had proceeded to file a judgment action against the borrower on the note personally instead of seeking to foreclose on the related collateral. Approximately $184.2 million of these loans were second-lien loans. Judgments were obtained on approximately $6.0 million of loans, of which approximately $5.2 million were second-lien loans.
Included in the above table were second-lien mortgage loans in our notes receivable portfolio in the amount of $754.1 million, of which $334.3 million and $371.9 million were current on a contractual and recency basis, respectively. The legal status composition of the second-lien mortgage loans at December 31, 2008 was: $344.5 million, or 46%, were performing; $110.9 million, or 15%, were modified due to delinquency or the borrower’s financial difficulty; $55.3 million, or 7%, were in bankruptcy; and, $243.4 million, or 32%, were in foreclosure (including $189.3 million where a judgment action had been filed against the borrower on the note personally or where judgments were obtained). At December 31, 2008, $29.3 million of the modified second-lien loans was delinquent on a contractual basis, while $24.1 million of the modified second-lien loans was delinquent on a recency basis.

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

December 31, 2008
Performing loans	$528,953,209
Allowance for loan losses	130,724,698
Nonaccretable discount*	25,277,808

Total performing loans, net allowance for loan losses and nonaccretable discount	372,950,703

Impaired loans	615,159,200
Allowance for loan losses	340,368,461
Nonaccretable discount*	72,325,558

Total impaired loans, net allowance for loan losses and nonaccretable discount	202,465,181

Total notes receivable, net allowance for loan losses and nonaccretable discount	575,415,884

Accretable discount*	24,860,752

Total notes receivable, net allowance for loan losses and accretable/nonaccretable discount	$550,555,132

*	Represents purchase discount not reflected on the face of the balance sheet in accordance with Topic 313, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for loans acquired after December 31, 2004. Accretable Discount is the excess of the loan’s estimated cash flows over the purchase prices, which is accreted into income over the life of the loan. Nonaccretable Discount is the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated at the time of acquisition.
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

Other Real Estate Owned
The following table sets forth our real estate owned, or OREO portfolio, and OREO sales during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Other real estate owned	$—	$72,105,644	$—	$72,105,644
OREO as a percentage of total assets	—	5.93%	—	5.93%
OREO sold (prior to the Restructuring)	$—	$11,762,540	$18,852,671	$28,413,387
Gain on sale	$—	$743,653	$374,344	$1,126,360
Due to the Restructuring effective March 31, 2009, any gains and losses on sales of OREO properties supporting the investment in trust certificates and mortgage loans and real estate properties held for sale are included in as fair valuation adjustments.
Results of Operations
Although the transfer of the trust certificates, representing approximately 83% of the Company’s portfolio of subprime mortgage loans and owned real estate, to the REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, is treated as a financing under GAAP Topic 860, Transfers and Servicing (formerly SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). While Franklin transferred legal ownership and all of the economic interests and risks relating to the underlying assets of the trust certificates to the Bank in exchange for preferred and common stocks of the REIT, the transfer did not meet one of the technical requirements of Topic 860 insofar as, for accounting purposes, the transferred assets have not been legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, even in a bankruptcy. The treatment as a financing on the Company’s balance sheet, however, did not affect the cash flows of the transfer, and does not affect the Company’s cash flows or its reported net income nor would it, necessarily, dictate the treatment of the assets in a bankruptcy.
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Overview. The Company had a net loss attributed to common shareholders of $9.6 million for the third quarter of 2009, compared with a net loss of $18.0 million for the third quarter of 2008. The principal driver of the $8.4 million decrease in the net loss for the third quarter of 2009 was the restructured balance sheet, and the resultant write-down of the Company’s loan portfolios to estimated fair value in the first quarter of 2009, and reduced general and administrative expenses. The Company had a net loss per common share for the three months ended September 30, 2009 of $1.20 both on a diluted and basic basis, compared to a net loss per common share of $2.25 on both a diluted and basic basis for the three months ended September 30, 2008. Revenues decreased by $3.1 million to $21.0 million for the three months ended September 30, 2009, from revenues of $24.1 million for the three months ended September 30, 2008.
Our total debt outstanding decreased to $1.36 billion at September 30, 2009 from $1.44 billion at December 31, 2008, and from $1.46 billion at September 30, 2008. Interest expense (inclusive of amortization of deferred financing costs, success fees and the cost of interest rate swaps) increased by $2.7 million, or 14%, to $21.2 million, during the three months ended September 30, 2009, from $18.3 million during the three months ended September 30, 2008. The average cost of funds, including the cost of the interest rate swaps, during the three months ended September 30, 2009 increased to 5.93% from 4.90% during the three months ended September 30, 2008. At September 30, 2009, the weighted average interest rate of borrowed funds, exclusive of the effect of interest rate swaps, was 3.90%. Collection, general and administrative expenses decreased by $4.0 million, or 31%, to $8.7 million during the three months ended September 30, 2009, from $12.7 million for the same period in 2008. There was no provision for loan losses during the three months ended September 30, 2009, compared with a provision for loan losses of $10.6 million during the same three month period of 2008. Stockholders’ deficit increased to $804.2 million at September 30, 2009, from stockholders’ deficit of $464.5 million at December 31, 2008.
Revenues. Revenues decreased by $3.1 million to $21.0 million during the third quarter of 2009, from revenues of $24.1 million during the same period in 2008. Revenues include interest income, dividend income, purchase discount earned, gain on recovery of contractual loan purchase rights, fair valuation adjustments, gain on sale of OREO, and servicing fees and other income.
Interest income decreased by $6.1 million, or 32%, to $13.0 million during the three months ended September 30, 2009 from $19.1 million during the three months ended September 30, 2008. The decrease in interest income reflected an approximate 48% increase in loans on nonaccrual due to increased serious delinquencies in the Company’s loan portfolios and a change in the interest accrual policy, effective with the Restructuring, to accrue only one month of interest on performing loans (loans that are contractually current). Approximately $1.2 billion of loans were on nonaccrual at September 30, 2009 compared with $828.5 million at September 30, 2008, which caused a corresponding reduction in the amount of accrued interest on loans on accrual status during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.
Dividend income from the Investment in REIT securities, received in exchange for Trust Certificated transferred to the Bank’s REIT on March 31, 2009, was $10.7 million during the three months ended September 30, 2009. There was no dividend income during the same period last year.
There was no purchase discount earned during the third quarter of 2009 as purchase discount on loans acquired in past years was eliminated effective March 31, 2009 with the Restructuring. During the third quarter of 2008, purchase discount earned amounted to $547,000.
Fair valuation adjustments (fair value adjustments of the Investment in trust certificates and the Nonrecourse liability) amounted to a net loss of $4.2 million for the three months ended September 30, 2009. Included in the fair valuation adjustments in the three months ended September 30, 2009 were a net decrease of $6.1 million in the valuation of the nonrecourse liability, a loss on OREO sold in the amount of $1.2 million, a valuation write-up on OREO inventory of $2.6 million and various other net adjustments of approximately $512,000 in write ups to the fair value.
During the three months ended September 30, 2009, gains and losses on sales of OREO were reflected as fair valuation adjustments. During the three months ended September 30, 2008, we realized a net gain of $744,000 from the sales of 116 OREO properties with an aggregate carrying value of $11.8 million.
Servicing fees and other income (principally third-party subservicing fees, third-party acquisition services fees and late charges, prepayment penalties and other miscellaneous servicing revenues) decreased by $2.2 million, or 61%, to $1.5 million during the three months ended September 30, 2009 from $3.7 million during the corresponding period last year. This decrease was principally the result of decreased recoveries of outside foreclosure attorney costs from delinquent borrowers, an insignificant amount of due diligence fees received from third parties, reduced late charges collected from delinquent borrowers, decreased prepayment penalties due to a continuing slower rate of loan payoffs, reduced fees for administrative services provided to Bosco by FCMC and a reduction of $80,000 in the servicing fees recognized on the portfolio of loans serviced for BOSCO due to a revised servicing contract with Bosco effective February 2009.

Operating Expenses. Operating expenses decreased by $12.0 million, to $30.1 million during the third quarter of 2009 from $42.1 million during the same period in 2008. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.
Interest expense increased by $2.9 million, or 16%, to $21.2 million during the three months ended September 30, 2009, from $18.3 million during the three months ended September 30, 2008. This increase was the result of a higher average cost of funds during the three months ended September 30, 2009 of 5.93%, compared to 4.90% during the three months ended September 30, 2008, which was the result of the cost of interest rate swaps. As of April 1, 2009, the Company had in place $390 million (notional amount) of fixed-rate interest rate swaps, intended to limit the negative effect of a rise in short-term interest rates by effectively stabilizing the future interest payments on a portion of its variable-rate debt. Because short-term interest rates actually declined in the months following the purchase of these swaps and due to the amortization of the AOCL balance relating to terminated interest rate swaps, the interest rate swaps increased the Company’s interest cost in the quarter ended September 30, 2009 by $7.2 million. At September 30, 2009, the weighted average interest rate of our borrowed funds, exclusive of the effect of interest rate swaps, was 3.90%, compared with 4.49% at September 30, 2008.
Collection, general and administrative expenses decreased by $4.0 million, or 31%, to $8.8 million during the three months ended September 30, 2009, from $12.7 million during the corresponding period in 2008. The decrease in collection, general and administrative expenses was principally the result of a reduction in operating costs throughout the Company including decreased servicing costs due to a reduction of third-party expenses incurred on servicing the Bank’s portfolio of loans since, effective April 1, 2009 with the Restructuring, the Bank has directed the Company as servicer to limit certain third-party costs and expenses that are reimbursed by the Bank. Salaries and employee benefits expenses decreased by $1.5 million, or 29%, to $3.7 million during the three months ended September 30, 2009, from $5.2 million during the three months ended September 30, 2008. The decrease reflected reductions in staff across the Company during the past 15 months, and across the board salary reductions implemented at the beginning of April 2009. The salary reductions were offset for all staff other than senior executives of the Company by elective payments made in the third quarter of 2009 equivalent in aggregate to the amount of salary lost from April through September by virtue of the salary reductions. Increases effective in October in salary rates (for all staff other than senior executives) generally raised annual salaries to the levels that had been applicable before the April reduction. The number of servicing employees decreased to 126 at September 30, 2009, from 158 employees at September 30, 2008. At September 30, 2009 the Company had 170 employees, compared with 213 employees at September 30, 2008. Legal fees relating to collection and loss mitigation activities decreased by $69,000, or 3%, to $2.0 million from $2.1 million during the same period last year. This decrease principally reflected a reduction in outside legal service for foreclosure, bankruptcy and judgment activities for the delinquent loans in the portfolios serviced for the Bank, which under the terms of the Restructuring Agreements are approved and reimbursed by the Bank. The Company also experienced a decrease in corporate legal expenditures of $323,000, or 68%, to $151,000 from $474,000, as compared to the same three-month period last year due to costs of the December 31, 2008 Reorganization and various ongoing put back litigations regarding previously acquired loan purchases. Servicing expenses related to the maintenance and management of OREO decreased by approximately $835,000 to $592,000 during the three months ended September 30, 2009, from $1.4 million during the same three-month period last year, due principally to the reduction in the OREO inventory. In addition, other third-party servicing expenses related to our collection, loss mitigation and deficiency operations decreased by $390,000 to $339,000 from $730,000 for the three months ended September 30, 2008, primarily due to decreased third-party vendor activity as directed by the Bank under the terms of the Restructuring Agreements, and reduced servicing costs and expenditures due to reimbursement by the Bank for loans serviced on behalf of the Trust, during the period. Professional fees decreased by $356,000 or 47%, to $401,000 from $757,000, principally due to decreased outside audit and tax fees, compared to the same period last year. Various other general and administrative expenses decreased by approximately $479,000 during the three months ended September 30, 2009, principally due to reduced costs throughout the Company’s operations and the related reductions in the workforce because the Company ceased to acquire and originate loans in November 2007 and re-focused its business model to a fee for services model.
There was no provision for loan losses during the three months ended September 30, 2009, compared with a provision of $10.6 million during the three months ended September 30, 2008. The absence of a provision for loan losses during the three months ended September 30, 2009 reflected the transfer of a significant portion of our portfolio of notes receivable, loans held for sale and OREO properties to the Bank on March 31, 2009 and the exchange and retention, principally in the form of trust certificates, of the remaining portion of our portfolio of notes receivable, loans held for sale and OREO properties as part of the Restructuring. As a result of the Restructuring and the exchange of the Company’s loans and OREO assets for investments carried at either fair market value or lower of cost or market value, an allowance for loan losses is no longer necessary and the provision for loan losses effective March 31, 2009 was substantially eliminated.
Amortization of deferred financing costs decreased by $254,000, or 85%, to $44,000 during the third quarter of 2009 from $298,000 during the third quarter of 2008. This decrease resulted primarily from a reduction in portfolio collections that culminated in a decrease in the pay down of our borrowed funds made in accordance with the terms of the Restructuring Agreements.
Depreciation expenses decreased by $94,000, or 38%, to $154,000 in the third quarter of 2009. This decrease during the three months ended September 30, 2009 was principally due to fully depreciated assets during the past twelve months and a reduction in assets purchased compared with the same quarterly period in 2008.
Our pre-tax loss decreased by $8.8 million, from a loss of $18.0 million during the three months ended September 30, 2008 to pre-tax net loss of $9.1 million during the three months ended September 30, 2009, for the reasons set forth above.
The Company recorded state income tax expense of $238,000 on income from one of its subsidiary companies during the three months ended September 30, 2009. There was no provision for income taxes during the three months ended September 30, 2008.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Overview. The Company had a net loss attributed to common shareholders of $351.9 million for the first nine months of 2009, compared with a net loss of $305.9 million for the first nine months of 2008. Revenues decreased by $349.6 million to a loss of $259.4 million for the nine months ended September 30, 2009, from revenues of $90.2 million for the nine months ended September 30, 2008. The Company had a net loss per common share for the nine months ended September 30, 2009 of $43.98 both on a diluted and basic basis, compared to a net loss per common share of $38.34 on both a diluted and basic basis for the nine months ended September 30, 2008. Because of the Company’s restructured balance sheet and the resultant write-down of the Company’s loan portfolios to estimated fair value in the first quarter of 2009, the Company had a significantly reduced loss in the second and third quarters of

2009. In addition, during the nine months ended September 30, 2009, the Company realized a nonrecurring gain on net recoveries from contractual loan purchase rights in the aggregate amount of $30.6 million. Effective March 31, 2009, as part of the Restructuring Agreements with its Bank, the Company incurred a loss of $282.6 million in the 2009 first quarter as a result of the transfer of assets. In addition, the Company recognized a loss of $62.7 million on the valuation of the remaining investments on the Company’s balance sheet, approximately 17% of its portfolio of loans and real estate assets transferred to a trust in exchange for trust certificates and the remaining loans not subject to the Restructuring.
Our total debt outstanding decreased to $1.36 billion at September 30, 2009 from $1.44 billion at December 31, 2008, and from $1.46 billion at September 30, 2008. Interest expense (inclusive of amortization of deferred financing costs and success fees) decreased by $4.4 million, or 7%, including the cost of the interest rate swaps, during the first nine months of 2009 compared with the same period in 2008. Our average cost of funds, including the cost of the interest rate swaps, during the nine months ended September 30, 2009 increased to 5.20% from 5.19% during the nine months ended September 30, 2008. At September 30, 2009, the weighted average interest rate of borrowed funds, exclusive of the effect of interest rate swaps, was 3.90%. Collection, general and administrative expenses decreased by $311,000, or 1%, to $34.3 million during the nine months ended September 30, 2009, from $34.6 million for the same period in 2008. The provision for loan losses decreased by $299.5 million to $169,000 during the nine months ended September 30, 2009. Stockholders’ deficit increased to $804.2 million at September 30, 2009, from stockholders’ deficit of $464.5 million at December 31, 2008.
Revenues. Revenues decreased by $349.6 million from $90.2 million during the nine months ended September 30, 2008, to a loss of $259.4 million during the first nine months of 2009. Revenues include interest income, dividend income, purchase discount earned, gain on recovery of contractual loan purchase rights, loss on mortgage loans and real estate held for sale, loss on valuation of trust certificates, notes receivable held for sale and nonrecourse liability, fair valuation adjustments, gain on sale of OREO and servicing fees and other income.
Interest income decreased by $31.9 million, or 41%, to $46.2 million during the nine months ended September 30, 2009 from $78.0 million during the nine months ended September 30, 2008. The decrease in interest income reflected an approximate 48% increase in loans on nonaccrual due to increased serious delinquencies in the Company’s loan portfolios and a change in the interest accrual policy effective with the Restructuring, to accrue only one month of interest on performing loans (loans that are contractually current). Approximately $1.23 billion of loans were on nonaccrual at September 30, 2009 compared with $828.5 million at September 30, 2008, which caused a corresponding reduction in the amount of accrued interest on loans on accrual status during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
Dividend income from the Investment in REIT securities, received in exchange for Trust Certificated transferred to the Bank’s REIT on March 31, 2009, was $21.3 million during the nine months ended September 30, 2009. There was no dividend income during the same period last year.
Purchase discount earned decreased by $1.7 million, or 82%, to $392,000 during the first nine months of 2009 from $2.1 million during the first nine months of 2008. This decrease was the result of the elimination of the remaining balance of purchase discount on March 31, 2009 effective with the Restructuring, and, therefore there was no purchase discount remaining to be earned during the second and third quarters of 2009.

Gain on recovery of contractual loan purchase rights amounted to $30.6 million during the nine months ended September 30, 2009. The gain was the result of proceeds received from contractual loan purchase rights during the three months ended June 30, 2009. There was no gain on recovery of contractual loan purchase rights in the nine months ended September 30, 2008.
Loss on mortgage loans and real estate held for sale was $282.6 million during the nine months ended September 30, 2009, which occurred during the three months ended March 31, 2009. On March 31, 2009, the Company transferred trust certificates in the Trust having a carrying value approximating $759.9 million, representing approximately 83% of the trust certificates representing the Company’s loans and OREO assets previously transferred to the Trust, in exchange for preferred and common stock in Huntington’s REIT (REIT Securities) with a fair market value approximating $477.3 million. Because the transfer of the trust certificates has been accounted for as a secured financing in accordance with GAAP Topic 860, Transfers and Servicing (based on the assertion that the transferred assets have not been legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy), the mortgage loans and real estate remain on the Company’s balance sheet classified as mortgage loans and real estate held for sale securing the nonrecourse liability in an equal amount. The loss, therefore, represented the application of fair market value accounting that resulted in a write-down to fair market value. Included in the realized loss from the March 31, 2009 exchange was a charge-off of accrued interest on the loans exchanged in the amount of $8.6 million that was not collected as part of the Restructuring.
Loss on valuation of investment in trust certificates, mortgage loans and real estate held for sale was $62.7 million during the nine months ended September 30, 2009. At March 31, 2009 effective with the Restructuring, the retained trust certificates in the Trust with a book value of approximately $151.2 million, representing approximately the remaining 17% of the Company’s loans and OREO assets, exclusive of the assets collateralizing the Unrestructured Debt, were classified as “available for sale” and fair market value accounting was applied that resulted in a write-down to fair market value approximating $95.8 million. The loans collateralizing the Unrestructured Debt with a carrying value of $11.4 million were classified as “held for sale” and adjusted to approximate the fair market value of $4.1 million, which resulted in a realized a loss of $7.3 million.
Fair valuation adjustments (fair value adjustments of the investment in trust certificates and the nonrecourse liability) amounted to a net loss of $18.6 million for the nine months ended September 30, 2009. Included in the fair valuation adjustments in the nine months ended September 30, 2009 were a net increase of $10.3 million in the valuation on the nonrecourse liability, a loss on OREO sold in the amount of $12.8 million, a valuation write-down on OREO of $14.5 million and various other net adjustments to the fair value in the amount of approximately $1.6 million, net.
Gain on sale of OREO decreased by $752,000, or 67%, to $374,000 during the nine months ended September 30, 2009, from $1.1 million during the nine months ended September 30, 2008. We sold 198 OREO properties with an aggregate carrying value of $18.9 million during the first nine months of 2009, as compared to 337 OREO properties with an aggregate carrying value of $28.4 million during the first nine months of 2008. During the six months ended September 30, 2009, gains and losses on sales of OREO were reflected in fair valuation adjustments.
Servicing fees and other income (principally third-party subservicing fees, third-party acquisition services fees and late charges, prepayment penalties and other miscellaneous servicing revenues) decreased by $3.2 million, or 36%, to $5.7 million during the nine months ended September 30, 2009 from $8.9 million during the corresponding period last year. This decrease was principally the result of decreased recoveries of outside foreclosure attorney costs from delinquent borrowers, an insignificant amount of due diligence fees received from third parties, reduced late charges collected from delinquent borrowers, decreased prepayment penalties due to a continuing slower rate of loan payoffs, the reversal of $90,000 in administrative fees associated with services provided on the Bosco portfolio by FCMC, and a reduction of $80,000 in the servicing fees recognized on the portfolio of loans serviced for BOSCO due to a revised servicing contract with Bosco effective February 2009.

Operating Expenses. Operating expenses decreased by $304.7 million, or 77%, to $91.5 million during the first nine months of 2009 from $396.1 million during the same period in 2008. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.
Interest expense decreased by $4.0 million, or 7%, to $56.0 million during the nine months ended September 30, 2009, from $60.1 million during the nine months ended September 30, 2008. This decrease was the result of a lower average cost of funds, exclusive of the effect of interest rate swaps, during the nine months ended September 30, 2009 of 3.51%, compared to 5.00% during the nine months ended September 30, 2008, reflecting the restructuring of the interest rate terms on our debt and a decline of about 368 basis points in one-month LIBOR since September 30, 2008, which was offset somewhat by the cost of interest rate swaps. On February 27, 2008, the Company entered into $725 million (notional amount) of fixed-rate interest rate swaps, and on April 30, 2008, the Company entered into an additional $275 million (notional amount) of fixed-rate interest rate swaps, in order to limit the negative effect of a rise in short-term interest rates by effectively stabilizing the future interest payments on a portion of its variable-rate debt. As of April 1, 2009, due to swap maturities and early terminations, the Company had in place $390 million (notional amount) of fixed-rate interest rate swaps. Because short-term interest rates actually declined in the months following the purchase of these swaps and due to the amortization of the AOCL balance relating to terminated interest rate swaps, offset somewhat by an increase in the fair value of the swaps during 2009, the interest rate swaps increased the Company’s interest cost in the nine months ended September 30, 2009 by $18.1 million. At September 30, 2009, the weighted average interest rate of our borrowed funds, exclusive of the effect of the interest rate swaps, was 3.90%, compared with 4.49% at September 30, 2008.
Collection, general and administrative expenses increased by $311,000, or 1%, to $34.3 million during the nine months ended September 30, 2009, from $34.6 million during the corresponding period in 2008. The increase in collection, general and administrative expenses was principally the result of the costs of the Restructuring and increased servicing costs due to increased delinquencies and defaults in our loan portfolio. These increased costs were somewhat offset by a reduction in operating costs throughout the Company and a decrease in certain third-party servicing costs due a reduction of third-party expenses incurred on servicing the Bank’s portfolio of loans since, effective April 1, 2009 with the Restructuring, the Bank has directed the Company as servicer to limit certain third-party costs. Total restructuring costs were $5.5 million during the nine months ended September 30, 2009 and represented principally outside legal and consulting expenses, including reimbursement of costs incurred by Huntington in accordance with the Restructuring Agreements. Salaries and employee benefits expenses decreased by $1.9 million, or 14%, to $12.0 million during the nine months ended September 30, 2009, from $14.0 million during the nine months ended September 30, 2008, due to reductions in staff throughout the Company during the past 18 months, including the Company’s cost-savings measures that took place in the beginning of April 2009. These salary reductions were offset for all staff other than senior executives of the Company by elective payments made in the third quarter of 2009 equivalent in aggregate to the amount of salary lost from April through September by virtue of the salary reductions. Increases effective in October in salary rates, for all staff other than senior executives, generally raised annual salaries to the levels that had been applicable before the April reduction. The number of servicing employees decreased to 126 at September 30, 2009, from 158 employees at September 30, 2008. The Company ended the nine months ended September 30, 2009 with 170 employees, compared with 213 employees at September 30, 2008. Legal fees relating to collection and loss mitigation activities decreased by $1.1 million, or 16%, to $5.4 million from $6.4 million during the same period last year. This decrease principally reflected reduced outside legal services for foreclosure, bankruptcy and judgment activities for the delinquent loans in the portfolios serviced for the Bank during the second and third quarters of 2009, which are now approved and reimbursed by the Bank. The Company also experienced a decrease in corporate legal expenditures not directly related to the Restructuring of $364,000, or 26%, to $1.0 million from $1.4 million, principally related to a nonrecurring matter, as compared to the same nine-month period last year. Servicing expenses related to the maintenance and management of OREO decreased by approximately $339,000 to $2.4 million during the nine months ended September 30, 2009, from $2.8 million during the same nine-month period last year, primarily due to reduced OREO servicing costs, due to approval and reimbursement by the Bank for OREO serviced on behalf of the Trust, during the second and third quarters of 2009, which was somewhat offset by payments of all outstanding property taxes in the first quarter of 2009 in accordance with the Restructuring. In addition, other third-party servicing expenses related to our collection, loss mitigation and deficiency operations increased by $516,000 to $2.7 million from $2.2 million for the nine months ended September 30, 2008, primarily due to an increase in the volume of properties placed on our force-placed insurance policy related to the continued deterioration of our loan portfolios and the re-title and transfer of all of our OREO properties between subsidiaries and/or transferred to the Trust as part of the Restructuring. This increase was somewhat offset by decreased third-party vendor activity as directed by the Bank effective April 1, 2009 and reduced servicing costs, due to reimbursement by the Bank for loans and OREO serviced on behalf of the Trust, during the second and third quarters of 2009. Professional fees decreased by $489,000 or 26%, to $1.4 million from $1.9 million, principally due to a decrease in outside audit and tax fees, compared to the same period last year. Rent expenses decreased by $1.1 million to $598,000 for the nine months ended September 30, 2009, due principally to the cost of a lease write-down of vacant office space during the second quarter of 2008. Various other general and administrative expenses decreased by approximately $1.0 million during the nine months ended September 30, 2009, principally due to reduced costs throughout the Company’s operations and the related reductions in the workforce because the Company ceased to acquire and originate loans in November 2007 and re-focused its business model to a fee for services model.
There was a provision for loan losses of $169,000 during the nine months ended September 30, 2009, compared with a provision of $299.7 million during the nine months ended September 30, 2008. The virtual absence of a provision for loan losses during the nine months ended September 30, 2009 reflected the transfer of a significant portion of our portfolio of notes receivable, loans held for sale and OREO properties to the Bank on March 31, 2009 and the exchange and retention, principally in the form of trust certificates, of the remaining portion of our portfolio of notes receivable, loans held for sale and OREO properties as part of the Restructuring. As a result of the Restructuring and the exchange of the Company’s loans and OREO assets for investments carried at either fair market value or lower of cost or market value, an allowance for loan losses is no longer necessary and the provision for loan losses effective March 31, 2009 was substantially eliminated.
Amortization of deferred financing costs decreased by $373,000 or 43%, to $499,000 during the first nine months of 2009 from $872,000 during the first nine months of 2008. This decrease resulted primarily from a reduction in portfolio collections that resulted in a decrease in the pay down of our borrowed funds and in accordance with the terms of the Restructuring Agreements.
Depreciation expenses decreased by $394,000, or 46%, to $468,000 in the first nine months of 2009. This decrease during the nine months ended September 30, 2009 was principally due to fully depreciated assets during the past twelve months and a reduction in assets purchased compared with the same nine-month period in 2008.
Our pre-tax loss increased by $44.9 million to a loss of $350.8 million during the nine months ended September 30, 2009, from a loss of $305.9 million during the nine months ended September 30, 2008 for the reasons set forth above.

The Company recorded state income tax expense of $672,000 on income from one of its subsidiary companies during the nine months ended September 30, 2009. There was no provision for income taxes during the nine months ended September 30, 2008.
Franklin Credit Management Corporation (FCMC)
As a result of the Restructuring and the corporate reorganization that took effect December 19, 2008, FCMC, the Company’s servicing entity within the Franklin group of companies has positive net worth and 30% of its equity free from the pledges to the Bank. At September 30, 2009, FCMC had total assets of $32.4 million and had stockholders’ equity of $18.8 million, which included inter-company payables and receivables that were eliminated in deriving the Condensed Consolidated Financial Statements of Franklin. At December 31, 2008, FCMC’s total assets amounted to $40.4 million and its stockholders’ equity was $15.7 million. FCMC recognized net income of approximately $1.9 million and $5.4 million, respectively, for the three and nine months ended September 30, 2009, principally from servicing the portfolio of loans and assets for the Bank and Bosco. The net income recognized during the three months ended March 31, 2009 was principally the result of servicing for its sister companies the portfolio of loans and real estate owned. The inter-company servicing revenues allocated to FCMC during the first quarter of 2009 were based principally on the servicing contract entered into as part of the Restructuring, which became effective on March 31, 2009, and internal company allocations of operating expenses. Inter-company allocations and cash servicing revenues received from the Bank during the second and third quarters of 2009 have been eliminated in deriving the Condensed Consolidated Financial Statements of Franklin. Servicing revenues were eliminated in the Consolidated Financial Statements of Franklin due to the accounting treatment for the transfer of the trust certificates as a financing under GAAP Topic 860, Transfers and Servicing.
From the perspective of the Company and its stockholders, the Restructuring provided for the release of 30% of the equity in FCMC from the Company’s pledges to the Bank in respect of its Legacy Credit Agreement. Of the 30% released, one third, or 10%, was transferred to Thomas J. Axon, the Company’s Chairman and President, for consideration of Mr. Axon’s provision of partial guarantees and collateral required by the Bank as a condition of the Bank’s agreement to the Restructuring. The Legacy Credit Agreement also provides for the possibility of release of up to an additional fifty percent (of which a maximum of an additional ten percent would go to Thomas J. Axon), based upon the Bank’s receipt of the agreed amounts of net remittances from the Portfolio, summarized below (the “Net Remittances”), from March 31, 2009, the effective date of the Legacy Credit Agreement (the “Legacy Effective Date”), through the term of the Legacy Credit Agreement pursuant to and in accordance with the schedule of collection levels identified in the Legacy Credit Agreement. See “Management’s Discussion and Analysis — Borrowings — Restructuring Agreements with Lead Lending Bank.”
During the twelve month period ending March 31, 2010, the minimum amount of Net Remittances, referred to as “Level I, to achieve release of an additional 10% of pledged equity interest, from 70% to 60%,” is $225 million. During the six months ended September 30, 2009, the Company collected in aggregate approximately $138.7 million from loans and real estate owned serviced for the Bank, of which $30.6 million was received from contractual loan purchase rights. Net Remittances, as defined in the Legacy Credit Agreement essentially as collections less expenses incurred by the Bank related to the Company’s servicing of the Bank’s loans and real estate owned, amounted to approximately $106.9 million. The balance of Net Remittances remaining, over the next six month period ending March 31, 2010, therefore, to meet the Level I minimum is approximately $118.1million. Based on the current rate of collections, without a significant special transaction, it is unlikely that the Company will be able to achieve the Level I minimum.

Upon the request of the Bank, FCMC made a distribution of $2,245,000 to the Bank on September 30, 2009. The distribution, which represented approximately 70% of the estimated net income of FCMC for the six months ended September 30, 2009 after a holdback $500,000, was made pursuant to the provisions of the Legacy Credit Agreement currently entitling the Bank to 70% of all amounts distributed by FCMC. The distribution was applied by the Bank to pay down an equal amount of the debt obligations of certain of FCMC’s sister companies as provided for by the terms of the Legacy Credit Agreement with the Bank. The remaining 30%, or $962,000 was estimated to be distributed as a dividend of $9,623.38 per share to the stockholders of FCMC, including $866,000 to FCHC in respect of its ownership of 90% of the outstanding stock of FCMC, which would be eliminated in consolidation, and $96,000 to Thomas J. Axon, the Chairman and President of the Company, in respect of his ownership of 10% of the outstanding stock of FCMC. See “Subsequent Events — Declaration of Dividend.”
Although the distribution to the Bank had been required under the terms of the Legacy Credit Agreement since the distribution to the Bank was accompanied by a voluntary election by FCMC to declare dividends to its two stockholders, FCMC is not a borrower under the Legacy Credit Agreement and except for a pledge of certain collateral under a limited recourse guarantee is not otherwise liable for the indebtedness under the Legacy Credit Agreement. Indeed, the Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets of FCMC (except for a first lien of the Bank on an office condominium unit and a second priority lien of the Bank on cash collateral held as security under the Licensing Credit Agreement) and the unpledged portion of FCMC’s stock.
Liquidity and Capital Resources
General
We ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the Bank.
As of September 30, 2009, we had one limited source of external funding to meet our liquidity requirements, in addition to the cash flow provided from servicing loans and performing due diligence services for third parties, dividends from preferred stock in a REIT owned by a Huntington subsidiary, and borrower payments of interest and principal from the notes receivable held for sale and the mortgage loans collateralizing the owned trust certificates. See “— Borrowings.”
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
Short-term Investments. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk. As of September 30, 2009, all of the Company’s unrestricted cash was invested in money market accounts and certificates of deposits held at The Huntington National Bank.

Cost of Funds. As of September 30, 2009, we had total borrowings of $1.36 billion, of which $1.33 billion was subject to the Restructuring Agreements and $39.8 million remained under the original credit facility with the Bank (the Unrestructured Debt). Substantially all of the debt under these facilities was incurred in connection with the purchase and origination of loans prior to November 2007, and as of September 30, 2009 is secured by the REIT Securities, trust certificates, cash and certain other assets, including 70% of the equity interests in FCMC and 100% of the equity interests in all other direct and indirect subsidiaries of Franklin Holding. However, the assets of our servicing subsidiary, FCMC (other than an office condominium unit, on which the Bank has a first lien, and cash collateral held as security under the Licensing Credit Agreement, on which the Bank has a second priority lien), are not pledged as collateral for such debt. At September 30, 2009, the interest rates on our term debt (Notes payable) were as follows:

		Under the terms of the
		Forbearance Agreements
		and credit agreement
	In accordance with the	excluded
	terms of the Restructuring	from the Restructuring
	Agreements	Agreements
FHLB 30-day LIBOR advance rate plus 2.60%	$—	$16,108,123
FHLB 30-day LIBOR advance rate plus 2.75%	—	23,708,117
LIBOR plus 2.25%	777,425,650	—
LIBOR plus 2.75%	413,992,186	—
15.00%	134,783,762	—

	$1,326,201,598	$39,816,240

At September 30, 2009, the weighted average interest rate on term debt was 3.90%.
Cash Flow from Operating, Investing and Financing Activities
Liquidity represents our ability to obtain adequate funding to meet our financial obligations. As of September 30, 2009, our liquidity position is affected principally by the collections from servicing the trust certificates and the dividends received from the preferred stock investment in the Huntington subsidiary REIT.
At September 30, 2009, we had cash and cash equivalents of $16.5 million compared with $21.4 million at December 31, 2008. Restricted cash of $1.2 million and $27.9 million at September 30, 2009 and December 31, 2008, respectively, was restricted under our credit agreements and lockbox facility with the Bank.
Until March 31, 2009, substantially all of our assets were invested in our portfolios of notes receivable, loans held for investment, OREO and loans held for sale. Primary sources of our cash flow for operating and investing activities had been borrowings under our various credit facilities, collections of interest and principal on notes receivable and loans held for investment and proceeds from sales of notes and OREO properties, and from time to time, sales of our newly originated loans that generally were held for investment. Primary uses of cash included purchases of notes receivable, originations of loans and for operating expenses. We had relied significantly upon the Bank and the other banks that participated in the loans made to us by the Bank to provide the funds necessary for the purchase of notes receivable portfolios and the origination of loans. We ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, we are expressly prohibited from acquiring or originating mortgage loans or other assets without the prior consent of the Bank.

Net cash provided by operating activities was $106.1 million during the nine months ended September 30, 2009, compared with cash used of $8.9 million during the nine months ended September 30, 2008. The increase in cash provided by operating activities during the nine months ended September 30, 2009 was primarily due to non-cash fair valuation losses and adjustments included in the net loss attributed to common shareholders and principal collections on mortgage loans held for sale and proceeds from the sale of real estate held for sale during the period. These increases were only partially offset by decreases in accounts payable and accrued expenses during the period.
Net cash provided by investing activities was $62.9 million in the nine months ended September 30, 2009, compared to $175.4 million of cash provided in the nine months ended September 30, 2008. The decrease in cash provided by investing activities during the nine months ended September 30, 2009 was due primarily to reductions in principal collections on both notes receivable and loans held for investment, which was partially offset by an increase in the use of restricted cash, which was used to settle the cash related to the Restructuring.
Net cash used in financing activities was $173.9 million during the nine months ended September 30, 2009, compared to $165.6 million used during the nine months ended September 30, 2008. The increase in cash used in financing activities during the nine months ended September 30, 2009 was due to the pay-down of the nonrecourse liability, which was the result of the principal collections on mortgage loans held for sale and proceeds from the sale of real estate held for sale, which was partially offset by reductions in principal payments of notes payable.
Borrowings
As of September 30, 2009, the Company owed an aggregate of $1.36 billion under the Restructuring Agreements and one remaining credit facility excluded from the Restructuring Agreements (the Unrestructured Debt) with our lender. These borrowings are shown in the Company’s financial statements as “Notes payable” (referred to as “term loans” herein).
Restructuring Agreements with Lead Lending Bank
Prior to the March 31, 2009 Restructuring Agreements that we entered into with Huntington, our indebtedness was governed by forbearance agreements and prior credit and warehousing agreements with Huntington. As of September 30, 2009, all of our borrowings, with the exception of the Unrestructured Debt in the amount of $39.8 million, are governed by credit agreements entered into as part of the Restructuring Agreements. For information regarding all credit agreements in place prior to March 31, 2009 please see the Company’s Form 10-K for the year 2008.
March 2009 Restructuring
On March 31, 2009, Franklin Holding, and certain of its direct and indirect subsidiaries, including Franklin Credit Management Corporation (“FCMC”) and Tribeca Lending Corp. (“Tribeca”), entered into a series of agreements (collectively, the “Restructuring Agreements”) with The Huntington National Bank (the “Bank”), successor by merger to Sky Bank, pursuant to which the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, and approximately 83% of the Company’s portfolio of subprime mortgages was transferred to Huntington Capital Financing, LLC (the “REIT”), a real estate investment trust wholly-owned by the Bank (the “Restructuring”). In connection with the Restructuring, the Company engaged in a number of cost savings measures (some of which have been partially offset by salary reduction reinstatements for the second and third quarters of 2009 for non-executive staff that were incurred during the three months ended September 30, 2009) in order to improve the financial performance of FCMC.

The Restructuring did not include a portion of the Company’s debt (the “Unrestructured Debt”), which as of March 31, 2009 totaled approximately $40.7 million. The Unrestructured Debt remains subject to the original terms of the Franklin forbearance agreement entered into with the Bank in December 2007 and subsequent amendments thereto (the “Franklin Forbearance Agreement”) and the Franklin 2004 master credit agreement. On April 20, August 10, and November 13, 2009, Franklin Holding, and certain of its direct and indirect subsidiaries, including FCMC and Franklin Credit Asset Corporation (“Franklin Asset”) entered into amendments to the Franklin Forbearance Agreement and Franklin 2004 master credit agreement (the “Amendments”) with the Bank relating to the Unrestructured Debt whereby the term of forbearance period, which had been previously extended by the Bank, was extended through and including March 31, 2010. The Bank again agreed to forebear with respect to any defaults past or present with respect to any failure to make scheduled principal and interest payments to the Bank (“Identified Forbearance Default”) relating to the Unrestructured Debt. During the forbearance period, the Bank, absent the occurrence and continuance of a forbearance default other than an Identified Forbearance Default, will not initiate collection proceedings or exercise its remedies in respect of the Unrestructured Debt or elect to have interest accrue at the stated rate applicable after default. In addition, FCMC is not obligated to the Bank with respect to the Unrestructured Debt and any references to FCMC in the Franklin 2004 master credit agreement governing the Unrestructured Debt have been amended to refer to Franklin Asset.
Upon expiration of the forbearance period, in the event that the Unrestructured Debt with the Bank remains outstanding, the Bank, with notice, could call an event of default under the Legacy Credit Agreement, but not the Licensing Credit Agreement and the Servicing Agreement, which do not include cross-default provisions that would be triggered by such an event of default under the Legacy Credit Agreement. The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets of FCMC (except for a first lien of the Bank on an office condominium unit and a second priority lien of the Bank on cash collateral held as security under the Licensing Credit Agreement) and the unpledged portion of FCMC’s stock.
The Franklin forbearance agreement and the Tribeca forbearance agreement (together, the “Forbearance Agreements”) that had been entered into with the Bank were, except for approximately $39.8 million of the Company’s debt, replaced effective March 31, 2009 by the Restructuring Agreements.
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

Background. The severe deterioration in the U.S. housing market and the nearly complete shutdown of the mortgage credit market for most borrowers, coupled with the severe economic slowdown and rapidly rising unemployment, resulted in increased delinquencies, provisions for loan losses, operating losses, and decreased cash flows for the Company. The impact on the Company’s operations was severe, and included (i) a substantial and growing shortfall in cash collections from the Portfolio relative to the Company’s debt service obligations owed to the Bank, (ii) a substantial and growing shortfall in the value of the Company’s assets, relative to the amounts owed to the Bank, (iii) concern by potential servicing customers and other constituencies over the continued viability of the Company, including the viability of FCMC, the Company’s servicing platform, and (iv) concern that the Bank was increasingly likely to: (a) cease granting necessary waivers and forbearances with respect to defaults under the Company’s various credit facilities; and, (b) declare a default with respect to the credit facilities and foreclose on the assets of the Company, substantially all of which were pledged to the Bank, especially in light of communications from the Bank indicating that it was seeking greater and more direct control over the collection guidelines related to the assets in the Portfolio and may have needed to foreclose on the Portfolio if it were not able to consummate a transaction like the Restructuring in which it was able to gain control over the Portfolio while keeping the credit facilities outstanding. Such a foreclosure would have left no value for the Company’s stockholders.
In order to address these issues, accommodate the concerns of the Bank to take advantage of what the Company believes is the best option to preserve value for its stockholders, the Company negotiated and entered into the Restructuring, which was approved by the Company’s Board of Directors.
Summary. Key attributes of the Restructuring, as they relate to the Company’s legacy indebtedness to the Bank include:
(1)	in exchange for the transfer of that part of the Portfolio underlying the Bank Trust Certificates (as defined below), the Company received common membership interests and Class C preferred membership interests in the REIT having in the aggregate a value intended to approximate the fair market value of that portion of the Portfolio transferred to the Bank, which as of March 31, 2009 was approximately $477.3 million (the “REIT Securities”). The preferred membership interests have a liquidation value of $100,000 per unit and an annual cumulative dividend rate of 9% of such liquidation value. Any dividends on the preferred shares shall be payable only out of funds legally available for the payment thereof;

(2)	principal and interest payments in respect of the Legacy Credit Agreement are only due and payable to the extent of cash flow of the Company, which cash flow would include dividends declared and paid in respect of the REIT Securities or any other assets of the Company, other than the retained interest in FCMC (as discussed below); and

(3)	the Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets of FCMC (except for a first lien of the Bank on an office condominium unit and a second priority lien of the Bank on cash collateral held as security under the Licensing Credit Agreement) and a portion of FCMC’s stock, representing not less than twenty percent and not more than seventy percent of FCMC’s common equity, based on the amounts received by the Bank from the cash collections from FCMC’s servicing of the Portfolio as discussed in more detail below. Under the terms and conditions of the Restructuring Agreements, FCMC may pay dividends or other distributions in respect of its capital stock if FCMC delivers to the Bank a payment to be applied to outstanding obligations under the Legacy Credit Agreement equal to seventy percent of any such distribution or dividend that FCMC elects to make or declare, which percentage share may be reduced to twenty percent based upon the Bank’s receipt of the agreed amounts of net remittances from the Portfolio summarized below.

From the perspective of the Company and its stockholders, the Restructuring accomplished a number of overarching objectives, including:
(1)	release of thirty percent of the equity in FCMC, ten percent of which has been transferred to the Company’s principal stockholder, Thomas J. Axon, from the Company’s pledges to the Bank in respect of its Legacy Credit Agreement, with the possibility of release of up to an additional fifty percent (of which a maximum of ten percent would go to Thomas J. Axon), based upon the Bank’s receipt of the agreed amounts of net remittances from the Portfolio, summarized below (the “Net Remittances”), from March 31, 2009, the effective date of the Legacy Credit Agreement (the “Legacy Effective Date”), through the term of the Legacy Credit Agreement; the Bank shall reduce its interest in the equity in FCMC, as collateral, in accordance with the following collection levels:

Minimum Amount
of Net Remittances
Level	(Minimum Level Amount)*	Time Period	Release of Equity Interests*
Level 1	$225 million	1 year from the Legacy Effective Date	10% (70% reduces to 60%)
Level 2	$475 million	3 years from the Legacy Effective Date	10% (60% reduces to 50%)
Level 3	$575 million	No time period specified	10% (50% reduces to 40%)
Level 4	$650 million	No time period specified	10% (40% reduces to 30%)
Level 5	$750 million	No time period specified	10% (30% reduces to 20%)
(2)	entry into a servicing agreement enabling the Company to receive fee income in respect of its continued servicing of the transferred Portfolio; and

(3)	entry into amended credit facilities in the aggregate principal amount of $13.5 million, including a $5 million facility for working capital and to support various servicer licenses, a $2 million revolving facility and a $6.5 million letter of credit facility to support various servicer licenses.

*	Provided, however, (i) if Net Remittances do not reach the minimum Level 1 amount prior to the first anniversary of the Legacy Effective Date, but reach the minimum Level 2 amount prior to the third anniversary of the Legacy Effective Date, the Bank shall retain, as collateral, 55% of the FCMC equity instead of 50%, as currently scheduled, and any subsequent reductions in the amount of FCMC equity pledged to the Bank shall be 10% smaller than the reductions currently scheduled; and provided further that (ii) if Net Remittances do not reach the minimum Level 1 amount prior to the first anniversary of the Legacy Effective Date and do not reach the minimum Level 2 amount prior to the third anniversary of the Legacy Effective Date, then the schedule for release of the equity interests in FCMC currently pledged to the Bank shall be as follows: (x) upon attaining the minimum Level 3 amount, the pledged equity interests in FCMC shall reduce 25% (from 70% to 45%); (y) upon attaining the minimum Level 4 amount, the pledged equity interests in FCMC shall reduce an additional 10% (from 45% to 35%), and (z) upon attaining the minimum Level 5 amount, the pledged equity interests in FCMC shall reduce an additional 10% (from 35% to 25%).
Among the most significant costs of accomplishing these objectives were:
(1)	the possible transfer of ownership of a portion of FCMC, including a minimum of twenty percent and a maximum of seventy percent, to the Bank at maturity of the Company’s Legacy Credit Agreement with the Bank, unless further extended if the Company is not otherwise able to satisfy or refinance the Legacy Credit Agreement prior to maturity;

(2)	the transfer of ten percent of ownership of FCMC to Franklin Holding’s principal stockholder, Thomas J. Axon, as the cost of obtaining certain guarantees and pledges required by the Bank as a condition of the restructuring, subject to increase to an additional ten percent should the pledge of common shares of FCMC by Franklin Holding to the Bank be reduced upon the attainment by FCMC of certain net collection targets set by the Bank with respect to the Portfolio;
(3)	entry into a service agreement with respect to FCMC’s continued servicing of the Portfolio that allows the Bank to terminate such servicing and, concomitantly, FCMC’s fee income from servicing the Portfolio; and

(4)	in part as a result of a tax basis transfer, the Company may incur significant income tax liabilities at termination of the Legacy Credit Agreement, liquidation of the Company or any of its direct or indirect subsidiary companies, or certain other Company events such as a de facto liquidation. The amount of any tax liability that the Company may incur is not certain since any such calculations need to be performed on a company by company basis and are influenced by a number of factors including, but not limited to, the ability to use prior year losses and future results of operations.
Restructuring Agreements. In connection with the Restructuring, the Company and its subsidiaries:
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

	Outstanding	Outstanding
	Principal Amount	Principal Amount
	at March 31, 2009 —	at September 30,	Applicable Interest		Required Monthly
	Franklin	2009 — Franklin	Margin Over LIBOR		Principal
	Asset/Tribeca	Asset/Tribeca	(basis points)		Amortization
Tranche A	$838,000,000	$777,000,000	225		None
Tranche B	$407,000,000	$414,000,000	275		None
Tranche C	$125,000,000	$135,000,000	N/A	(1)	None

Unrestructured Debt	$41,000,000	$40,000,000		(2)	None

(1)	The applicable interest rate is fixed at 15% per annum. Interest will be paid in kind during the term of the Restructuring.

(2)	Interest margin over FHLB 30-day LIBOR advance rate plus 2.60-2.75%.
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
In accordance with the terms of the Legacy Credit Agreement, during the three months ended September 30, 2009, the outstanding balance of Tranche B increased from $409.7 million to $414.0 million and the outstanding balance of Tranche C increased from $129.7 million to $134.8 million, due to the addition of accrued interest for which cash was not available to pay the interest due.
The Legacy Credit Agreement contains representations, warranties, covenants and events of default (the “Legacy Credit Agreement Defaults”) that are customary in transactions similar to the restructuring. Some, but not all, of the Legacy Credit Agreement defaults (including defaults under provisions relating to enforceability, bankruptcy, maintenance of collateral and lien positions, and certain negative covenants typical for agreements of this nature) will create an event of default under the Licensing Credit Agreement and the Servicing Agreement (as defined below). Under such circumstances, the Bank would be entitled to foreclose on all of the assets of the Company pledged to the Bank, including on Franklin Holding’s pledge of 70% of the stock of FCMC.
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
Franklin Holding and FCMC have entered into an Amended and Restated Credit Agreement (Licensing) (the “Licensing Credit Agreement”) which includes a credit limit of $13,500,000, composed of a secured (i) revolving line of credit (“Revolving Facility”) up to the principal amount outstanding at any time of $2,000,000, (ii) up to the aggregate stated amount outstanding at any time for letters of credit of $6,500,000, and (iii) a draw credit facility (“Draw Facility”) up to the principal amount outstanding at any time of $5,000,000. The Revolving Facility and the letters of credit shall be used to assure that all state licensing requirements of FCMC are met and to pay approved expenses of the Company. The Draw Facility shall be used to provide for working capital of FCMC, and amounts drawn and repaid under this facility cannot be re-borrowed. As of September 30, 2009, $1.0 million was outstanding under the revolving facility and approximately $6.3 million of letters of credit for various state licensing purposes were outstanding.
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
The Draw Facility is guaranteed by Thomas J. Axon, Chairman of the Board of Directors and a principal stockholder of the Company. Mr. Axon’s Guaranty is secured by a first priority and exclusive lien on commercial real estate, at a loan to value ratio satisfactory to the Bank. In consideration for his guaranty, the Bank and the Company’s Audit Committee each has consented to the payment to Mr. Axon equal to 10% of FCMC’s common shares, which has been paid, subject to a further payment of up to an additional 10% in FCMC’s common shares should the pledge of common shares of FCMC by Franklin Holding to the Bank be reduced upon attainment by FCMC of certain net collection targets set by the Bank with respect to the Portfolio.

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
Effective April 30, 2008, the Company entered into an additional $275 million (notional amount) of fixed-rate interest rate swaps in order to effectively stabilize the future interest payments on a portion of its interest-sensitive borrowings. The fixed-rate swaps are for a period of three years, are non-amortizing, and at a fixed rate of 3.47%. These swaps reduced further the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR during the remaining terms of the swap agreements. The interest rate swaps were executed with the Bank.
Under these swap agreements, the Company makes interest payments to the Bank at fixed rates and receives interest payments from the Bank on the same notional amounts at variable rates based on LIBOR. Effective December 28, 2007, the Company pays interest on its interest-sensitive borrowings, principally based on one-month LIBOR plus applicable margins. Accordingly, Franklin established a fixed rate, plus applicable margins, on $1.0 billion of its borrowings, which at the time of entering into the swap agreements ranged from one year to four years. On March 5, 2009, $220 million of one-year interest rate swaps matured, which have not been replaced.
In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the $777.4 million remaining at September 30, 2009 of Tranche A debt owed to the Bank has been paid in full.
The unamortized balance of derivative losses in the amount of $16.2 million, as a result of the Company electing to cease hedge accounting as of December 31, 2008, is amortized to interest expense over time. The amount amortized during the three and nine months ended September 30, 2009 was $4.0 million and $11.6 million, respectively, which increased our interest expense.

The following table presents the notional and fair value amounts of the interest rate swaps outstanding at September 30, 2009.

Notional Amount	Term	Maturity Date	Fixed Rate	Estimated Fair Value*
$275,000,000	3 years	March 5, 2011	3.47%	$(3,905,931)
70,000,000	3 years	March 5, 2011	3.11%	(3,960,604)
45,000,000	4 years	March 5, 2012	3.43%	(7,057,533)

$390,000,000				$(14,924,068)

*	Determined in accordance with Topic 820, Fair Value Measurements and Disclosures, based upon a “Level 2” valuation methodology.
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
The Company’s operating results depend in large part on differences between the interest earned on its assets and the interest paid on its borrowings. Most of the Company’s assets, consisting primarily of REIT Securities (principally preferred REIT stock) and Trust Certificates (collateralized by mortgage loans and real estate owned properties), generate fixed returns and have remaining contractual maturities in excess of five years. Our borrowings are based on one-month LIBOR. In most cases, the interest income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest income and, therefore, net income. Our borrowings bear interest at rates that fluctuate with the one-month LIBOR rate. We currently use interest-rate derivatives, essentially interest rate swaps, to hedge our interest rate exposure by converting a portion of our highly interest-sensitive borrowings from variable-rate payments to fixed-rate payments. Based on approximately $842.2 million of unhedged interest-rate sensitive borrowings outstanding at September 30, 2009, a 1% instantaneous and sustained increase in the one-month LIBOR rate could increase quarterly interest expense by as much as approximately $2.1 million, pre-tax, during the remaining terms of the swap agreements, which would negatively impact our quarterly after-tax net income or loss. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income, or increase net loss, and the market value of our net assets. If the Company’s existing swap contracts expire, and are not renewed, a 1% instantaneous and sustained increase in the one-month LIBOR rate would have the effect of increasing quarterly interest expense by approximately $3.1 million, pre-tax. See “Management’s Discussion and Analysis — Borrowings.”
ITEM 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
On November 13, 2009, Franklin Holding, and certain of its direct and indirect subsidiaries, including Franklin Asset (but not FCMC), entered into a third amendment to the Franklin Forbearance Agreement and Franklin 2004 master credit agreement (the “Third Amendment”) with the Bank, effective as of September 30, 2009, relating to approximately $39.8 million of the Company’s indebtedness to the Bank (the “Unrestructured Debt”), which had been the remaining legacy indebtedness to the Bank not restructured on March 31, 2009. FCMC, which is not a party to the Third Amendment, is not obligated to the Bank with respect to the Unrestructured Debt.
Under the Third Amendment, the forbearance period with respect to the Unrestructured Debt has been extended from September 30, 2009, through and including March 31, 2010, and the Bank has agreed to forbear, during the forbearance period, with respect to any defaults past or present with respect to any failure to make scheduled principal and interest payments to the Bank (“Identified Forbearance Default”) relating to the Unrestructured Debt. In particular, during the forbearance period, the Bank, absent the occurrence and continuance of a forbearance default other than an Identified Forbearance Default, will not initiate collection proceedings or exercise its remedies in respect of the Unrestructured Debt or elect to have interest accrue at the stated rate applicable after default.

Upon expiration of the forbearance period, in the event that the Unrestructured Debt with the Bank remains outstanding, the Bank, with notice, could call an event of default under the Legacy Credit Agreement, but not the Licensing Credit Agreement and the Servicing Agreement, which do not include cross-default provisions that would be triggered by such an event of default under the Legacy Credit Agreement. The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets of FCMC (except for a first lien of the Bank on an office condominium unit and a second priority lien of the Bank on cash collateral held as security under the Licensing Credit Agreement) and the unpledged portion of FCMC’s stock.

ITEM 6. EXHIBITS

Exhibit
Number
3.1
First Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on December 24, 2008.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

10.101*	Separation Agreement and General Release, effective October 15, 2009, by and among the Registrant, Franklin Credit Management Corporation, Tribeca Lending Corp. and William F. Sullivan.

10.102*	Second Amendment to Loan Servicing Agreement, dated October 29, 2009, by and between Franklin Credit Management Corporation and Bosco Credit LLC.

10.103*
Amendment No.3 to First Amended and Restated Forbearance Agreement and Amendment to Credit Agreements, effective as of September 30, 2009, by and among the Registrant, Franklin Credit Asset Corporation, Flow 2006 F Corp., FCMC 2006 M Corp., FCMC 2006 K Corp. and The Huntington National Bank.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Principal Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN CREDIT HOLDING CORPORATION
November 16, 2009	By:	/s/ THOMAS J. AXON
Thomas J. Axon
President (Principal Executive Officer)

November 16, 2009	By:	/s/ PAUL D. COLASONO
Paul D. Colasono
Executive Vice President and Chief Financial Officer (Principal Financial Officer)