Form 10-K
period 2009-12-31
FRANKLIN CREDIT HOLDING CORP/DE/
filed 2010-03-31
CIK 831246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-17771
FRANKLIN CREDIT HOLDING CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	26-3104776
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

101 Hudson Street
Jersey City, New Jersey	07302
(Address of Principal	(Zip code)
Executive Offices)
(201) 604-1800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
Title of Class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Based upon the closing sale price on the last business day of the registrant’s most recently completed second fiscal quarter ($0.40 on June 30, 2009), the aggregate market value of common stock held by non-affiliates of the registrant as of such date was approximately $1,204,352. There is no non-voting stock outstanding.
Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 24, 2010: 8,029,795
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2009, are incorporated by reference into Part III.

FRANKLIN CREDIT HOLDING CORPORATION
FORM 10-K
December 31, 2009

PART I

ITEM 1.	BUSINESS
As used herein, references to the “Company,” “Franklin,” “we,” “our” and “us” refer to Franklin Credit Holding Corporation, collectively with its subsidiaries.
Overview
Recent Developments
Franklin Forbearance Agreement. The Company entered into a fourth amendment to the Franklin Forbearance Agreement (as defined below) and the Franklin 2004 master credit agreement (the “Fourth Amendment”) with The Huntington National Bank (the “Bank,” “Lead Lending Bank” or “Huntington”), effective as of March 26, 2010, relating to approximately $39.5 million of the Company’s indebtedness to the Bank (the “Unrestructured Debt”), which had been the remaining legacy indebtedness to the Bank not restructured on March 31, 2009. Under the Fourth Amendment, the forbearance period with respect to the Unrestructured Debt has been extended from March 31, 2010 until June 30, 2010, under the same terms as the expiring forbearance amendment. Franklin Credit Management Corporation (“FCMC”) is not obligated to the Bank with respect to the Unrestructured Debt. See “March Restructuring” and “Other Information — Extension to Forbearance Agreement.” See “Risk Factors — Risks Related to Our Business.”
Amendment and Extension of Licensing Credit Agreement. On March 26, 2010, the Company entered into an amendment to the Licensing Credit Agreement with the Bank, which renewed and extended the Licensing Credit Agreement entered into with the Bank on March 31, 2009 as part of the March 31, 2009 restructuring. The amendment includes a reduction of the draw credit facility (“Draw Facility”) from $5.0 million to $4.0 million and an extension of the termination date to May 31 2010 for the Draw Facility and to March 31, 2011 for the $2.0 million revolving line of credit and $6.5 million letter of credit facilities. The amendment further provides that FCMC shall, to the extent permitted by applicable law, no less frequently than semi-annually, within forty-five days after each June 30th and December 31st of each calendar year, make pro-rata dividends, distributions and payments to FCMC’s shareholders and the Bank under the Legacy Credit Agreement. In accordance with the Legacy Credit Agreement, the Bank is currently entitled to 70% of all amounts distributed by FCMC. The payment of any dividend, distribution or payment to FCMC’s shareholders and the Bank would result in a reduction of FCMC’s stockholders’ equity and cash available for its operations. All other material terms and conditions of the Licensing Credit Agreement remain the same, and there were no changes to the collateral, warranties, representations, covenants and events of defaults. See “Risk Factors — Risks Related to Our Business.”
Collection Services Agreement. On February 1, 2010, FCMC entered into a collection services agreement, pursuant to which FCMC agreed to serve as collection agent in the customary manner in connection with approximately 1,500 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $85 million, which were acquired through a trust set up by a fund in which the Company’s Chairman and President is a member and contributed twenty five percent of the purchase price. Under the collection services agreement, FCMC is entitled to collection fees consisting of 33% of the amount collected, net of third-party expenses. The agreement also provides for reimbursement of third-party fees and expenses incurred by FCMC in compliance with the agreement.

March 2009 Restructuring
Effective March 31, 2009, Franklin Credit Holding Corporation (“Franklin Holding”), and certain of its consolidated subsidiaries, including FCMC and Tribeca Lending Corp. (“Tribeca”), entered into a series of agreements (collectively, the “Restructuring Agreements”) with The Huntington National Bank, successor by merger to Sky Bank, pursuant to which, taken as a whole, (i) the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured pursuant to a legacy credit agreement (the “Legacy Credit Agreement”), (ii) substantially all of the Company’s portfolio of subprime mortgage loans and owned real estate, acquired through foreclosure, was transferred to a trust (the “Trust”; with the loans and owned real estate transferred to the Trust collectively referred to herein as the “Portfolio”) in exchange for trust certificates, with certain trust certificates, representing an undivided interest in approximately 83% of the Portfolio, transferred in turn by the Company to Huntington Capital Financing, LLC (the “REIT”), a real estate investment trust wholly-owned by the Bank, (iii) FCMC and Franklin Holding entered into an amended $13.5 million credit facility with the Bank (the “Licensing Credit Agreement”), and (iv) FCMC entered into a market-rate servicing agreement (the “Servicing Agreement”) with the Bank (the “Restructuring”). In connection with the Restructuring, the Company in April 2009 engaged in a number of cost-saving measures intended to improve the financial performance of FCMC, its servicing subsidiary company.
The loans transferred by the Company to the Trust continue to be included on the Company’s balance sheet, and the revenues from such loans are reflected in the Company’s consolidated results, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), notwithstanding the fact that trust certificates representing an undivided interest in approximately 83% of the Portfolio were transferred to Huntington in the Restructuring. Accordingly, 100% of the loans continue to be shown on the Company’s balance sheet and the revenues, and related expenses, continue to be included in these consolidated results. As a result, the fees received from Huntington subsequent to March 31, 2009 for servicing their loans, and the third-party costs incurred by us and reimbursed by Huntington, in the servicing and collection of their loans for purposes of these consolidated financial statements are not recognized as servicing fees and reimbursement of third party servicing costs, but as additional interest and other income earned and additional, offsetting expenses as if the Company continued to own the loans.
The Restructuring did not include a portion of the Company’s debt (the Unrestructured Debt), which as of December 31, 2009 totaled approximately $39.5 million. The Unrestructured Debt remains subject to the original terms of the Franklin forbearance agreement entered into with the Bank in December 2007 and subsequent amendments thereto (the “Franklin Forbearance Agreement”) and the Franklin 2004 master credit agreement. On April 20 and August 10, 2009, Franklin Holding, and certain of its direct and indirect subsidiaries, including Franklin Credit Management Corporation (FCMC) and Franklin Credit Asset Corporation (“Franklin Asset”) entered into amendments of the Franklin Forbearance Agreement and Franklin 2004 master credit agreement (the “Amendments”) with the Bank relating to the Unrestructured Debt. The Bank agreed to forbear, during the forbearance period, which on November 13, 2009, was extended until March 31, 2010; and, on March 26, 2010 was extended until June 30, 2010, with respect to any defaults past or present with respect to any failure to make scheduled principal and interest payments to the Bank (“Identified Forbearance Default”) relating to the Unrestructured Debt. During the forbearance period, the Bank, absent the occurrence and continuance of a forbearance default other than an Identified Forbearance Default, will not initiate collection proceedings or exercise its remedies in respect of the Unrestructured Debt or elect to have interest accrue at the stated rate applicable after default. In addition, FCMC is not obligated to the Bank with respect to the Unrestructured Debt and any references to FCMC in the Franklin 2004 master credit agreement governing the Unrestructured Debt have been amended to refer to Franklin Asset.

Upon expiration of the forbearance period, in the event that the Unrestructured Debt with the Bank remains outstanding, the Bank, with notice, could call an event of default under the Legacy Credit Agreement, but not the Licensing Credit Agreement or the Servicing Agreement, which do not include cross-default provisions that would be triggered by such an event of default under the Legacy Credit Agreement. The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets of FCMC (except for a first lien of the Bank on an office condominium unit and a second priority lien of the Bank on cash collateral held as security under the Licensing Credit Agreement) and the unpledged portion of FCMC’s stock.
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
During the twelve-month period ending March 31, 2010, the minimum amount of Net Remittances, referred to as “Level 1, to achieve the release of an additional 10% of pledged equity interests, from 70% to 60%,” is $225 million. During the nine months ended December 31, 2009, the Company collected in aggregate approximately $176.9 million from loans and real estate owned serviced for the Bank, of which $30.6 million was received from contractual loan purchase rights. Net Remittances, as defined in the Legacy Credit Agreement essentially as collections less expenses incurred by the Bank related to the Company’s servicing of the Bank’s loans and real estate owned, amounted to approximately $132.0 million. Therefore, the Company would need to collect $93.0 million in Net Remittances over the three-month period ending March 31, 2010 to reach the minimum Level 1 amount under the Restructuring Agreements. Based on collections as of February 28, 2010, the Company will not achieve the minimum Level 1 amount.
However, (i) if Net Remittances do not reach the minimum Level 1 amount prior to the first anniversary date, but reach the minimum Level 2 amount of $475 million prior to the third anniversary date, the Bank shall retain, as collateral, 55% of the FCMC equity instead of 50%, as currently scheduled, and any subsequent reductions in the amount of FCMC equity pledged to the Bank shall be 10%; and provided further that (ii) if Net Remittances do not reach the minimum Level 1 amount prior to the first anniversary date and do not reach the minimum Level 2 amount prior to the third anniversary date, then the schedule for release of the equity interests in FCMC currently pledged to the Bank shall be as follows: (x) upon attaining the minimum Level 3 amount of $575 million, the pledged equity interests in FCMC shall reduce 25% (from 70% to 45%); (y) upon attaining the minimum Level 4 amount of $650 million, the pledged equity interests in FCMC shall reduce an additional 10% (from 45% to 35%), and (z) upon attaining the minimum Level 5 amount of $750 million, the pledged equity interests in FCMC shall reduce an additional 10% (from 35% to 25%). See “Management’s Discussion and Analysis - Borrowings — Forbearance Agreements with Lead Lending Bank.”

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
Franklin Credit Management Corporation
As a result of the March 2009 Restructuring and the Reorganization that took effect December 19, 2008, FCMC, the Company’s operating business is conducted principally through FCMC, which is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery servicing, and in the due diligence, analysis, pricing and acquisition of residential mortgage portfolios, for third parties. The portfolios serviced for other entities, as of December 31, 2009, principally for Huntington (loans previously acquired and originated by Franklin and transferred to the Trust), primarily consist of first and second-lien loans secured by 1-4 family residential real estate that generally fell outside the underwriting standards of Fannie Mae and Freddie Mac.
As a result of the Restructuring and the corporate reorganization that took effect December 19, 2008, FCMC, the servicing company within the Franklin consolidated group of companies, however, has positive net worth and since January 1, 2009 has been profitable. See “Management’s Discussion and Analysis — Results of Operations — Franklin Credit Management Corporation (FCMC).”
Amendment to Bosco Servicing Agreement
On May 28, 2008, Franklin entered into various agreements (the “Bosco Servicing Agreements”) to service on a fee-paying basis approximately $245 million in residential home equity line of credit mortgage loans for Bosco Credit LLC (“Bosco”).
On February 27, 2009 and October 28, 2009, the Bosco Servicing Agreements, dated as of May 28, 2008, by and between Franklin Credit and Bosco were revised and amended (the “Amendment”). The Amendment effectively reduced the monthly servicing fees payable to FCMC, revised the fee structure relating to deferred servicing fees and provided for a minimum monthly servicing fee of $50,000. See “Loan Servicing — Bosco Servicing Agreement.”
Going Concern Uncertainty — Franklin Holding
The Company has been and continues to be operating in an extraordinary and difficult environment, and has been significantly and negatively impacted by the unprecedented credit and economic market turmoil of the past two plus years, including the more recent recessionary economy of 2009. Particularly impacting Franklin as of the March 2009 Restructuring was the severe deterioration in the U.S. housing market and the nearly complete shutdown of the mortgage credit market for borrowers without excellent credit histories, and the slowing economy with increasing unemployment. These unprecedented market conditions adversely affected the Company’s portfolio of residential mortgage loans, particularly its second-lien mortgage loans, delinquencies, provisions for loan losses, operating losses and cash flows, which resulted in significant stockholders’ deficit of $464.5 million at December 31, 2008 and $822.9 million at March 31, 2009. At December 31, 2009, the Company’s stockholders’ deficit was $806.8 million. The Company has been, since the latter part of 2007, expressly prohibited by the Bank from acquiring or originating loans. In addition, the Company’s restructuring agreements with the Bank contain affirmative covenants that the Company’s servicing subsidiary, FCMC, be licensed, qualified and in good standing, where required, and that it maintain its licenses to service mortgage loans and real estate owned properties serviced under the servicing agreement entered into in connection with the Restructuring. Any event of default under the March 31, 2009 Restructuring Agreements, or failure to successfully renew these Restructuring Agreements or enter into new credit facilities with Huntington prior to their scheduled maturity, could entitle Huntington to declare the Company’s indebtedness immediately due and payable and result in the transfer of the remaining loans pledged to Huntington to a third party. Moreover, certain events of default under the Restructuring Agreements, including defaults under provisions relating to enforceability, bankruptcy, maintenance of collateral and lien positions, and certain negative covenants typical for agreements of this nature, or defaults under its Servicing Agreement with the Bank or the Licensing Credit Agreement could result in the transfer of the Company’s sub-servicing contract as servicer of what had been substantially all of its loans and owned real estate prior to the Restructuring. Without the continued cooperation and assistance from Huntington, the consolidated Franklin Holding’s ability to continue as a viable business is in substantial doubt, and it may not be able to continue as a going concern. See “Management’s Discussion and Analysis — Borrowings.”
Operating Losses and Stockholders’ Deficit
The Company had a net loss of $358.1 million attributed to common shareholders for the year ended December 31, 2009, compared with a net loss of $476.3 million for the year ended December 31, 2008.
The net loss for the year ended December 31, 2009 was principally due to the March 31, 2009 Restructuring that resulted in a write-down to fair market value of all of the Company’s portfolios of mortgage loans and real estate owned, and subsequent write downs during the nine months ended December 31, 2009 due to further declines in estimated fair values and other adjustments to the Portfolio and the loans securing the Unrestructured Debt. As part of the Restructuring, Franklin Credit Holding Corporation transferred approximately 83% of the Portfolio (in the form of trust certificates) to Huntington in exchange for $477.3 million in common and preferred shares in Huntington’s REIT Securities. The REIT Securities had an aggregate value intended to approximate the fair market value of the trust certificates transferred to the Bank as of March 31, 2009. The Company incurred a loss of $282.6 million on the transfer of assets. In addition, the Company recognized a loss of $62.7 million on the valuation of the remaining investments on the Company’s balance sheet, approximately 17% of the Portfolio transferred to a trust in exchange for trust certificates and the remaining loans not subject to the Restructuring. The Company had stockholders’ deficit of $806.8 million at December 31, 2009, or a deficit book value per common share of approximately $100.69.
Although the transfer of the trust certificates, representing approximately 83% of the Portfolio, to the REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, is being treated as a financing under GAAP (specifically under the Financial Accounting Standards Board’s new Accounting Standards Codification Topic 860, Transfers and Servicing). Therefore, the mortgage loans and real estate have remain on the Company’s balance sheet classified as mortgage loans and real estate held for sale securing a nonrecourse liability in an equal amount. The treatment as a financing on the Company’s balance sheet, however, did not affect the cash flows of the transfer, and does not affect the Company’s cash flows or its reported net income. See “Management’s Discussion and Analysis — Executive Summary.”
The net loss for the year ended December 31, 2008 was principally the result of a $458.1 million provision for loan losses and interest reversals for non-accrual loans. Due principally to the substantial deterioration in the housing and subprime mortgage markets and the slowing economy with increasing unemployment, and the concomitant deterioration in the performance of the Company’s loan portfolios, the Company reassessed its allowance for loan losses throughout the year 2008, which resulted in significantly increased estimates of inherent losses in its portfolios and increased allowances for loan losses. See “Management’s Discussion and Analysis — Year Ended December 31, 2009 Compared to Year Ended December 31, 2008.”

Upon the request of the Bank, FCMC, a majority owned subsidiary of FCHC, made a distribution of $2,245,000 to the Bank on September 30, 2009. The distribution, which represented approximately 70% of the estimated net income of FCMC for the six months ended September 30, 2009 after a holdback of $500,000, was made pursuant to the provisions of the Legacy Credit Agreement currently entitling the Bank to 70% of all amounts distributed by FCMC. The distribution was principally applied by the Bank to pay down the debt obligations of certain of FCMC’s sister companies as provided for by the terms of the Legacy Credit Agreement with the Bank. The remaining 30%, or $962,000, was distributed in November 2009 as a dividend of $9,623.38 per share to the stockholders of FCMC, including $866,000 to FCHC in respect of its ownership of 90% of the outstanding stock of FCMC, and $96,000 to Thomas J. Axon, the Chairman and President of the Company, in respect of his ownership of 10% of the outstanding stock of FCMC.
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
Licenses to Service Loans
FCMC’s deficit net worth during 2008, prior to the Company’s reorganization in December 2008, resulted in FCMC’s noncompliance with the requirements to maintain certain licenses in a number of states. The regulators in these states could have taken a number of possible corrective actions in response to FCMC’s noncompliance, including license revocation or suspension, requirement for the filing of a corrective action plan, denial of an application for a license renewal or a combination of the same, in which case FCMC’s business would have been adversely affected. In order to address these and other issues, in December 2008, FCMC completed a reorganization of its company structure for the principal purpose of restoring the required minimum net worth under FCMC’s licenses to ensure that FCMC would be able to continue to service mortgage loans. Effective December 19, 2008, Franklin Holding became the parent company of FCMC in the adoption of a holding company form of organizational structure. This reorganization (the “Reorganization”) resulted in FCMC, which holds the Company’s servicing platform, having positive net worth as a result of having assigned and transferred to a newly formed sister company ownership of the entities that held beneficial ownership of the Company’s loan portfolios and the related indebtedness and accordingly, being able to comply with applicable net worth requirements to maintain licenses to service and collect loans in various jurisdictions. In addition, as a result of and following the March 31, 2009 Restructuring, FCMC has maintained net worth in excess of that which is required in those limited states in which the net worth calculation may not include recourse on any contingent liabilities.
The business operations and financial condition of the Company taken as a whole, including FCMC, which holds the servicing platform, on a consolidated basis, including the Company’s consolidated substantial negative net worth, did not change as a result of the Reorganization. However, the resulting financial condition of FCMC changed, inasmuch as it had positive net worth both at December 31, 2008 and 2009.

Franklin’s Business
During the past two years, through FCMC, we have been seeking to begin providing services for third parties, on a fee-paying basis, which are directly related to our servicing operations and our portfolio acquisition experience with residential mortgage loans. We are actively seeking to (a) expand our servicing operations to provide servicing and collection services to third parties, particularly specialized collection services that we refer to as loan recovery servicing, and (b) capitalize on our experience to provide customized, comprehensive loan analysis and in-depth end-to-end transaction services to the residential mortgage markets. These services include, in addition to servicing loans for others, 1-4 family residential loan due diligence, portfolio stratification and analysis, and portfolio pricing. These new business activities are subject to the consent of the Bank, and we may not be successful in entering into or implementing any of these businesses in a meaningful way.
Prior to December 28, 2007, the Company was primarily engaged in the acquisition and origination for portfolio, and servicing and resolution, of performing, reperforming and nonperforming residential mortgage loans and real estate assets, including the origination of subprime mortgage loans. We specialized in acquiring and originating loans secured by 1-4 family residential real estate that generally fell outside the underwriting standards of Fannie Mae and Freddie Mac and involved elevated credit risk as a result of the nature or absence of income documentation, limited credit histories, higher levels of consumer debt or past credit difficulties. We refer to the Company’s investments in residential mortgage loans and real estate assets prior to the Restructuring as the “Legacy” portfolio and the “Legacy” loans.
All disclosures and explanations included in this Form 10-K must be read in light of the March 2009 Restructuring and the changed nature of the Company’s business.
Loan Servicing
The Company’s servicing business is conducted principally through FCMC, which is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery servicing, for third parties. The portfolios serviced for other entities, as of December 31, 2009, principally for Huntington (loans previously acquired and originated by Franklin and transferred to the Trust), primarily consist of first and second-lien loans secured by 1-4 family residential real estate.
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
As of December 31, 2009, through our servicing subsidiary, FCMC, we had two significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate, Huntington and Bosco. At December 31, 2009, we serviced and provided recovery collection services on a total population of approximately 37,000 loans for Huntington and Bosco, and relatively small pools of loans under recovery collection contracts, whereby we receive fees based solely on a percentage of amounts collected, for a few other entities. The loans serviced for Huntington represented approximately 93% of the total loans serviced at December 31, 2009. In January 2010, FCMC returned to Huntington approximately 6,600 recovery loans serviced for the Bank (loans held by the Bank and unrelated to the Company) that we believed were not profitable for us to service.

Servicing and Collection Operations
At December 31, 2009, our servicing department consisted of 113 employees who managed approximately 37,000 loans, including approximately 2,600 home equity loans for Bosco. Our servicing operations are conducted in the following departments:
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
Client Relations. The principal objective of the client relations group is to interface with our servicing clients regarding the servicing performance of their loans, and for invoicing servicing clients. In addition, our client relations group oversees the boarding of new loans for servicing and/or recovery collections.
Collections. The main objective of our collections department is to ensure loan performance through maintaining customer contact. Our collections group continuously reviews and monitors the status of collections and individual loan payments in order to proactively identify and solve potential collection problems. When a loan becomes seven days past due, our collections group begins making collection calls and generating past-due letters. Our collections group attempts to determine whether a past due payment is an aberration or indicative of a more serious delinquency. If the past due payment appears to be an aberration, we emphasize a cooperative approach and attempt to assist the borrower in becoming current or arriving at an alternative repayment arrangement. Upon a serious delinquency, by which we mean a delinquency of 61 days by a borrower, or the earlier determination by our collections group based on the evidence available that a serious delinquency is likely, the loan is typically transferred to our loss mitigation department. We employ a range of strategies to modify repayment terms in order to enable the borrower to make payments and ultimately cure the delinquency, or focus on expediting the foreclosure process so that loss mitigation can begin as promptly as practicable.

Loss Mitigation. Our loss mitigation department, which consists of staff experienced in collection work, manages and monitors the progress of seriously delinquent loans and loans which we believe will develop into serious delinquencies. In addition to maintaining contact with borrowers through telephone calls and collection letters, this department utilizes various strategies in an effort to reinstate an account or revive cash flow on an account. The loss mitigation department analyzes each loan to determine a collection strategy to maximize the amount and speed of recovery and minimize costs. The particular strategy is based upon each individual borrower’s past payment history, current credit profile, current ability to pay, collateral lien position and current collateral value. Loss mitigation agents qualify borrowers for relief programs appropriate to the borrower’s hardship and finances. Loss mitigation agents process borrower applications for Temporary Relief programs (deferments and rate reductions), Expanded Temporary Relief programs (pay and interest accrue and repayment plans), Homeowner Relief programs (pre-foreclosure home sale) and Permanent Relief programs (long-term modifications, including those sponsored by the U.S. Treasury’s Home Affordable Modification Program (“HAMP”)), as well as for settlements, short sales, and deeds-in-lieu.
Seriously delinquent accounts not resolved through the loss mitigation activities described above are foreclosed or a judgment is obtained, if potential collection warrants the cost, against the related borrower in accordance with state and local laws, with the objective of maximizing asset recovery in the most expeditious manner possible. This is commonly referred to as loss management. Foreclosure timelines are managed through a timeline report built into the loan servicing system. The report schedules milestones applicable for each state throughout the foreclosure process, which enhances our ability to monitor and manage the process. Properties acquired through foreclosure are transferred to our real estate department to manage eviction and marketing or renting of the properties. However, until foreclosure is completed, efforts at loss mitigation generally are continued.
In addition, our loss mitigation department manages loans by borrowers who have declared bankruptcy. The primary objective of the bankruptcy group within our loss mitigation department, which utilizes outside legal counsel, is to proactively monitor bankruptcy assets and outside legal counsel to ensure compliance with individual plans and to ensure recovery in the event of non-compliance.
Real Estate. The real estate-owned (REO) department is responsible for managing and or disposing of properties, located throughout the country, acquired through foreclosure in an orderly, timely, and cost-efficient manner in order to maximize our clients’ return on assets. These properties include 1-4 family residences, cooperative apartment and condominium units. We foreclose on property primarily with the intent to sell it at fair market value to recover a portion of the outstanding balance owed by the borrower. From time to time, foreclosed properties may be in need of repair or improvement in order to either increase the value of the property or reduce the time that the property is on the market. In those cases, the property is evaluated independently and we make a determination of whether the additional investment might increase the return upon sale or rental of the property.
Deficiency Recovery & Judgment Processing Department (“Recovery”). The Recovery department pursues principally hard-to-collect consumer debt on a first, second, or third-placement basis. Our recovery department’s primary objective is to maximize the recovery of unpaid principal on each seriously delinquent account by offering borrowers multiple workout solutions and/or negotiated settlements. The recovery unit performs a complete analysis of the borrower’s financial situation, taking into consideration lien status, in order to determine the best course of action. Based on the results of our analysis, we determine to either continue collection efforts and a negotiated workout of settlement or seek judgment. Agents may qualify borrowers for Temporary Relief and Expanded Temporary Relief programs where appropriate. Agents will seek to perfect a judgment against a borrower and may seek wage garnishment, if economically justified by the borrowers’ finances and if provided by the client’s servicing agreement.

Face to Face Home Solutions (“Face to Face”). The Face to Face department seeks to reestablish connection with incommunicative borrowers and advise borrowers of available loss mitigation opportunities. Whether successful in meeting with a borrower or not, Face to Face agents confirm occupancy and report property conditions as well as any evidence of code violation or additional liens on the property.
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
Competition for Servicing Business
The mortgage servicing and related services businesses are highly competitive. Competition for distressed asset and loss mitigation servicing has intensified in the past year due to the unprecedented difficult mortgage environment and severe credit tightening, coupled with the continuing recessionary economy, which has been evidenced by increasing delinquencies and defaults, eroding real estate values and government mandated modification programs. Our competitors in the subservicing space include mega mortgage servicers, established subprime loan servicers, and newer entrants to the specialty servicing and recovery collections business. Franklin’s efforts to market its ability to adequately service mortgage loans for others is more difficult than many of its competitors because (a) we have not historically provided such services to unrelated third parties, (b) we are not a rated primary or special servicer of residential mortgage loans as designated by a rating agency, such as Standard and Poor’s, and (c) our consolidated financial condition reflects operating losses and deficit net worth.
Home Affordable Modification Program
On September 11, 2009, FCMC voluntarily entered into an agreement to actively participate as a mortgage servicer in the Federal government’s Home Affordable Modification Program (“HAMP”) for first lien mortgage loans that are not owned or guaranteed by Fannie Mae or Freddie Mac. HAMP is a program, with borrower, mortgage servicer, and mortgage loan owner incentives, designed to enable eligible borrowers to avoid foreclosure through a more affordable and sustainable loan modification made in accordance with HAMP guidelines, procedures, directives, and requirements. If a borrower is not eligible for HAMP, FCMC considers other available loss mitigations options, as appropriate for the owner of the loans serviced. The Bank, as certificate trustee of the Trust, has consented to FCMC modifying eligible mortgage loans in accordance with HAMP. Under HAMP, subject to a program participation cap for potential mortgage loan owners, borrower and servicer compensation, FCMC, as a servicer, will receive a one time incentive payment of $1,000 for each loan modified in accordance with HAMP

(provided the borrower successfully completes a trial modification period of three months or longer if necessary to comply with applicable contractual obligations of the servicing client) and an additional one time bonus payment of $500 for such loan if the borrower had been current at the start of the modification trial period, but was facing imminent default. In addition, provided that a HAMP modification remains in good standing, under certain circumstances FCMC could be paid an additional annual fee of up to $1,000 per year for such loan for up to three years. On November 30, 2009, HAMP was expanded to include eligibility criteria for foreclosure alternatives such as deeds-in-lieu and short sales. FCMC, as of December 31, 2009, has solicited approximately 816 borrowers that are potentially eligible under HAMP. Under the terms of the Restructuring with the Bank, the Bank will have a security interest in certain amounts due or received under HAMP. In particular, (i) the Licensing Credit Agreement provides that the Bank will have a security interest in any monies or sums due to FCMC under HAMP and (ii) the Legacy Credit Agreement provides that the Bank will have a security interest in any monies, funds or sums due or received under HAMP by any of the entity Borrowers under the Legacy Credit Agreement, which entities do not include Franklin Holding and FCMC. As of December 31, 2009, FCMC had not received any fees under HAMP.
Bosco Servicing Agreement
On May 28, 2008, FCMC entered into various agreements, including a servicing agreement, to service on a fee-paying basis approximately $245 million in residential home equity line of credit mortgage loans for Bosco Credit LLC (“Bosco”). Bosco was organized by FCMC, and the membership interests in Bosco include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members of that entity. The loans that are subject to the servicing agreement were acquired by Bosco, from an unrelated third party, on May 28, 2008, and the Bank is the administrative agent for the lenders to Bosco. FCMC also provided the loan analysis, due diligence and other services for Bosco on a fee-paying basis for the loans acquired by Bosco. FCMC’s servicing agreement was approved by the Company’s Audit Committee.
FCMC began servicing the Bosco portfolio in June 2008. Included in the Company’s consolidated revenues were servicing fees recognized from servicing the Bosco portfolio of $2,014,000 and $1,813,000 for the twelve months ended December 31, 2009 and 2008, respectively. In addition, included in the Company’s consolidated revenues were fees recognized for various administrative services provided to Bosco by FCMC in the amount of $180,000 for the twelve months ended December 31, 2008. The Company did not recognize any administrative fees in 2009 and wrote off as uncollectible the administrative fees recognized in 2008.
On February 27, 2009, at the request of the Bosco Lenders, FCMC adopted a revised fee structure, which was approved by the Company’s Audit Committee. The revised fee structure provided that, for the next 12 months, FCMC’s monthly servicing fee would be paid only after a monthly loan modification fee of $29,000 was paid to Bosco’s Lenders. Further, the revised fee structure provided that, on each monthly payment date, if the aggregate amount of net collections was less than $1 million, 25% of FCMC’s servicing fee would be paid only after certain other monthly distributions were made, including, among other things, payments made by Bosco to repay its third-party indebtedness.
On October 28, 2009, at the additional request of the Bosco Lenders in an effort to maximize cash flow to the Bosco Lenders and to avoid payment defaults by Bosco, the revised fee structure relating to deferred fees, which was adopted as of February 27, 2009, was adjusted through an amendment to the loan servicing agreement with Bosco (the “Bosco Amendment”), which was approved by the Company’s Audit Committee.

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
The amount and timing of ancillary fees owed to the Company is the subject of a good faith dispute between the Company and the Managing Member of Bosco, Thomas Axon (the Company’s Chairman and President). However, even if the parties can resolve their differences amicably, there are no funds available to Bosco for payment for such services, since all funds from collections are required by Bosco’s agreements with its lenders to repay such lenders, aside from specific amounts required for servicing fees and other specifically excepted costs. On June 30, 2009, the Company wrote off $90,000 in internal accounting costs associated with services provided by FCMC to Bosco. On December 31, 2009, the Company wrote-off $372,000 in additional aged receivables, due to non-payment, consisting of (i) legal costs incurred by FCMC in 2008 related to the acquisition by Bosco of its loan portfolio and entry into a servicing agreement with Bosco; (ii) expenses for loan analysis, due diligence and other services performed for Bosco by FCMC in 2008 related to the acquisition by Bosco of the loan portfolio; and (iii) additional internal accounting costs for services provided to Bosco by FCMC through June 30, 2009. In addition, FCMC has not accrued fees for accounting costs estimated to be approximately $61,000 for the period of June 1, 2009 to December 31, 2009.
FCMC determined to accept the deferrals and other amendments described above with respect to its Bosco relationship in recognition of the performance of the Bosco loan portfolio, which has been adversely impacted by general market and economic conditions, in an effort to maintain the continued and future viability of its servicing relationship with Bosco, and in the belief that doing so is in its best long-term economic interests in light of the fact that the Company believes FCMC’s servicing of the Bosco portfolio is profitable notwithstanding such deferrals and amendments. FCMC’s determination to not currently take legal action with respect to the receivables it has written off as described above, which receivables have not been settled or forgiven by FCMC, was made in light of these same considerations.
Exclusive of the amounts written off related to the Bosco serviced loans, for the twelve months ended December 31, 2009, the Company recognized a total of $2,014,000 in servicing fees for servicing the Bosco portfolio, of which $299,000 was not paid to FCMC and therefore deferred per the Bosco Amendment. As of December 31, 2009, FCMC had $409,000 of accrued and unpaid servicing fees due from Bosco (effective August 1, 2009, Franklin’s servicing fee income is recognized when cash is received), and $190,000 of reimbursable third party expenses incurred by FCMC in the servicing and collection of the Bosco loans.

Due Diligence Services
The Company’s due diligence business is conducted principally through FCMC. During the first quarter of 2008, capitalizing on our portfolio acquisition experience with residential mortgage loans, the Company began providing due diligence services for third parties not related to us or the Bank, on a fee-paying basis. During 2008, we completed 13 due diligence or loan analysis and pricing assignments for third parties interested in acquiring mortgage loan pools. For the year ended December 31, 2009, revenue earned from our due diligence work for third parties was not meaningful.
Financing
Prior to 2008, we historically financed both our acquisitions of mortgage loan portfolios and our loan originations through various long and short-term borrowing arrangements with Sky Bank, the predecessor to the Bank. In October 2004, we consolidated all of our arrangements with the Bank relating to the term funding of loan acquisitions by Franklin under a Master Credit and Security Agreement (“Franklin Master Credit Facility”). Under this Master Credit Facility, we requested loans to finance the purchase of pools of residential mortgage loans or refinance existing outstanding loans. On December 28, 2007, we entered into forbearance agreements with the Bank with respect to the Master Credit Facility (the “Franklin Forbearance Agreement”) and the credit facilities of the Company’s loan origination company, Tribeca (the “Tribeca Forbearance Agreement” and together with the Franklin Forbearance Agreement, the “Forbearance Agreements”).
Effective March 31, 2009, Franklin entered into a series of Restructuring Agreements with the Bank, pursuant to which the Company’s debt, loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, and approximately 83% of the Portfolio (in the form of trust certificates), while not removed from the Company’s balance sheet, was transferred to a real estate investment trust wholly-owned by a subsidiary of the Bank. Except for approximately $39.5 million of the Company’s debt that remains subject to the original terms of the Franklin Master Credit Facility and the Franklin Forbearance Agreement, all previous Forbearance Agreements and credit agreements have been replaced effective March 31, 2009 by the Restructuring Agreements. See “Management’s Discussion and Analysis — Borrowings.”
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

(iv)	amended its loan agreements with The Huntington National Bank (“Huntington”), its lead lending bank.
In the Reorganization, FCMC became a subsidiary of Franklin Holding and ceased to have any subsidiaries.
The Reorganization:
•	resulted in various licensing authorities evaluating FCMC’s servicing platform’s compliance with applicable license requirements (including net worth requirements) without reference to the loan portfolios and related indebtedness of the other entities in the reorganized corporate structure of the Company, and accordingly, with positive net worth; and,

•	enhanced the Company’s flexibility to potentially grow its servicing business and take advantage of other corporate restructuring opportunities should they become available.
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
The Company’s common stock is quoted on the OTC Bulletin Board under the trading symbol “FCMC.OB.”

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
Except for certain amendments to the certificate of incorporation of the Predecessor effected in accordance with Section 251(g) of the DGCL in conjunction with the Merger, which has since been deleted with the approval of a super majority of the shareholders of Franklin Holding, the provisions of the certificate of incorporation of Franklin Holding, including its authorized capital stock and the designations, rights, powers and preferences of such capital stock, and the qualifications, limitations and restrictions thereof, are identical to those of the Predecessor immediately prior to the Merger. As a result, no post-Merger exchange of stock certificates was made and outstanding shares of Predecessor Common Stock were automatically converted into shares of Franklin Holding Common Stock.
The provisions of the bylaws of Franklin Holding following the Merger are identical to the provisions of the bylaws of the Predecessor in effect immediately prior to the Merger. The directors of Franklin Holding immediately after the Merger were the same individuals as were directors of the Predecessor immediately prior thereto. The management of Franklin Holding immediately after the Merger was the same as the management of the Predecessor immediately prior to the Merger. The Company believes that the Merger qualifies as a tax-free reorganization under Section 351 of the Internal Revenue Code of 1986, as amended, and, as a result, the stockholders of the Predecessor will not recognize gain or loss for United States federal income tax purposes.

Legacy Portfolio Characteristics
Overall Legacy Portfolio
Due to the Restructuring and the exchange of loans and other real estate owned for trust certificates effectuated as of March 31, 2009, the Company does not have any significant portfolios of loans that it manages as the investor and no longer has portfolios classified as held to maturity. Although the transfer of the trust certificates was structured in substance as a sale of financial assets, the transfer, for accounting purposes, is treated as a financing under GAAP, and, therefore, the assets remain on the Company’s balance sheet. As part of the Restructuring, the Company, through FCMC, changed its business model to a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery servicing, and in the due diligence, analysis, pricing and acquisition of residential mortgage portfolios, for third parties. As a result, FCMC’s revenues are derived principally from the fees earned from servicing and providing recovery servicing for third parties. Therefore, the tables that follow regarding the Company’s legacy loan portfolios are only for December 31, 2008.
At December 31, 2008, the legacy portfolio (excluding OREO) consisted of $1.14 billion of notes receivable (inclusive of purchase discount not reflected on the face of the balance sheet) and $395.2 million of loans held for investment. Throughout the Portfolio Characteristics section, unless otherwise indicated or required by the context of the description, all loan amounts refer to the unpaid principal balance (“UPB”). The following table sets forth information regarding the types of properties securing the legacy loans at December 31, 2008.

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

Asset Quality
Delinquency. Because we specialized in acquiring and servicing loans with erratic payment patterns and an elevated level of credit risk, a portion of the loans we acquired were, upon acquisition, in various stages of delinquency, foreclosure and bankruptcy. We monitored the payment status of our borrowers based on both contractual delinquency and recency delinquency, and as servicer for third parties we continue to do so. By contractual delinquency, we mean the delinquency of payments relative to the contractual obligations of the borrower. By recency delinquency, we mean the recency of the most recent full monthly payment received from the borrower. By way of illustration, on a recency delinquency basis, if the borrower had made the most recent full monthly payment within the past 30 days, the loan is shown as current regardless of the number of contractually delinquent payments. In contrast, on a contractual delinquency basis, if the borrower had made the most recent full monthly payment, but had missed an earlier payment or payments, the loan is shown as contractually delinquent. We classified a loan as in foreclosure when we determined that the best course of action to maximize recovery of unpaid principal balance would be to begin the foreclosure process. We classified a loan as in bankruptcy generally when we received notice of a bankruptcy filing from the bankruptcy court. We classified a previously delinquent or performing loan as modified when we had restructured the loan due principally to the borrower’s deteriorated financial situation, and, as a condition to the closing of the modification, had received at least one full monthly payment at the time of the closing of the modification. Modified loans were classified as current on both a contractual and recency basis at the time of the modification. As of December 31, 2008, principally all of our loan modifications included a deferral of the past due and uncollected interest or a reduction in the interest rate. Interest rate reduction modifications were generally for a period of one year, and for rate reduction modifications of delinquent loans, also incorporate a deferral of the past due and uncollected interest. Approximately 20% of our modified loans as of December 31, 2008 were modified a second time due to the borrower’s difficulty in making payments in accordance with the initial modification.
We extended modifications based on our evaluation of the borrower’s deteriorated financial situation. Approximately 85% of all loan modifications as of December 31, 2008 were performing loans that were delinquent on a contractual basis less than 90 days at the time of modification, including approximately 67% that were in a current status on a contractual basis.

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
Included in the above table were second-lien mortgage loans in our notes receivable portfolio in the amount of $754.1 million, of which $334.3 million and $371.9 million were current on a contractual and recency basis, respectively. The legal status composition of the second-lien mortgage loans at December 31, 2008 was: $344.5 million, or 46%, were performing; $110.9 million, or 15%, were modified due to delinquency or the borrower’s financial difficulty; $55.3 million, or 7%, were in bankruptcy; and, $243.4 million, or 32%, were in foreclosure (including $189.3 million where a judgment action had been filed against the borrower on the note personally or where judgments had been obtained). At December 31, 2008, $29.3 million of the modified second-lien loans were delinquent on a contractual basis, while $24.1 million of the modified second-lien loans were delinquent on a recency basis.

Legacy Notes Receivable Portfolio
Due to the Restructuring and the exchange of loans and other real estate owned for trust certificates effective March 31, 2009, the Company does not have any significant portfolios of loans that it manages as the investor and no longer has a notes receivable portfolio classified as held to maturity. Therefore, the tables that follow are only as of December 31, 2008.
At December 31, 2008, the legacy notes receivable portfolio included approximately 22,817 loans with an aggregate UPB of $1.14 billion. Impaired loans comprised a significant portion of our portfolio. Many of the loans we acquired were impaired loans at the time of purchase. We generally purchased such loans at discounts and considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income generally was not accrued on impaired loans, interest and fees were received on a portion of loans classified as impaired. The following table provides a breakdown of the legacy notes receivable portfolio by performing and impaired loans at December 31, 2008:

December 31, 2008
Performing loans	$528,953,209
Allowance for loan losses	130,724,698
Nonaccretable discount*	25,277,808

Total performing loans, net allowance for loan losses and nonaccretable discount	372,950,703

Impaired loans	615,159,200
Allowance for loan losses	340,368,461
Nonaccretable discount*	72,325,558

Total impaired loans, net allowance for loan losses and nonaccretable discount	202,465,181

Total notes receivable, net allowance for loan losses and nonaccretable discount	575,415,884

Accretable discount*	24,860,752

Total notes receivable, net allowance for loan losses and accretable/nonaccretable discount	$550,555,132

*	Represents purchase discount not reflected on the face of the balance sheet in accordance with Topic 310, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for loans acquired after December 31, 2004. Accretable Discount is the excess of the loan’s estimated cash flows over the purchase prices, which is accreted into income over the life of the loan. Nonaccretable Discount is the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated at the time of acquisition.
Changes in the allowance for loan losses and nonaccretable discount were principally the result of movement of loans between “performing” and “impaired” classifications.

The following table provides a breakdown of the balance of our legacy portfolio of notes receivable between fixed-rate and adjustable-rate loans, net of allowance for loan losses as of December 31, 2008.

December 31, 2008
Performing Loans:
Fixed rate	$325,799,144

Adjustable rate	72,429,367

Total Performing Loans	$398,228,511

Impaired Loans:
Fixed rate	$162,504,488

Adjustable rate	112,286,251

Total Impaired Loans	$274,790,739

Total Notes	$673,019,250

Accretable discount	$24,860,752

Nonaccretable discount	$97,603,366

Total Notes Receivable, net of allowance for loan losses	$550,555,132

Impaired loans comprised a significant portion of the legacy notes receivable portfolio. Many of the loans we acquired were impaired loans at the time of purchase. We generally purchased such loans at discounts and considered the payment status, underlying collateral value and expected cash flows when determining our purchase price. While interest income generally was not accrued on impaired loans, interest and fees were received on a portion of loans classified as impaired.
Lien Position. The following table sets forth information regarding the lien position of the properties securing the legacy portfolio of notes receivable at December 31, 2008:

	December 31, 2008
		Percentage of Total
Lien Position	Principal Balance	Principal Balance
1st Liens	$390,020,158	34.09%
2nd Liens	754,092,251	65.91%

Total	$1,144,112,409	100.00%

Other Real Estate Owned
The following table sets forth the legacy real estate owned, or OREO portfolio, and OREO sales during the twelve months ended December 31, 2009 and 2008:

	2009	2008
Other real estate owned	$—	$60,748,390
OREO as a percentage of total assets	—	5.94%
OREO sold (prior to the Restructuring)	$18,852,671	$41,609,095
Gain on sale	$374,344	$2,213,998
Due to the Restructuring effective March 31, 2009, any gains and losses on sales of OREO properties supporting the investment in trust certificates and mortgage loans and real estate properties held for sale are included in fair valuation adjustments.
Property Types of Originated Loans Held for Investment. Due to the Restructuring and the exchange of loans and other real estate owned for trust certificates effective March 31, 2009, the Company no longer had loans it originated that it manages as the investor and no longer had a portfolio of originated loans held for investment. Therefore, the table that follows is only as of December 31, 2008.
At December 31, 2008, the legacy portfolio of originated loans held for investment consisted of 1,728 loans with an aggregate unpaid principal balance of $395.2 million of previously originated loans that are held for investment. The following table sets forth information regarding the types of properties securing the legacy portfolio of loans held for investment at December 31, 2008.

	December 31, 2008
	Unpaid		Percentage of Total
Property Types	Principal Balance		Principal Balance
Residential 1-4 family	$366,986,696		92.87%
Condos, co-ops, PUD dwellings	26,235,944		6.64%
Commercial	1,213,370		0.31%
Other	723,935		0.18%

Total	$395,159,945	*	100.00%

*	UPB before net deferred fees and allowance for loan losses.
At December 31, 2008, the Company did not have any loans held for sale.

Geographic Dispersion of Originated Loans Held for Investment. The following table sets forth information regarding the geographic location of properties securing all legacy loans held for investment at December 31, 2008:

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

Delinquency. Because we specialized in originating residential mortgage loans for individuals with credit histories, income and/or factors that caused them to be classified as subprime borrowers, a substantially greater portion of the loans we originated experience varying degrees of delinquency, foreclosure and bankruptcy than those of prime lenders. We monitored the payment status of our borrowers based on both contractual delinquency and recency delinquency. By contractual delinquency, we mean the delinquency of payments relative to the contractual obligations of the borrower. By recency delinquency, we mean the recency of the most recent full monthly payment received from the borrower. By way of illustration, on a recency delinquency basis, if the borrower has made the most recent full monthly payment within the past 30 days, the loan is shown as current regardless of the number of contractually delinquent payments. In contrast, on a contractual delinquency basis, if the borrower made the most recent full monthly payment, but missed an earlier payment or payments, the loan was shown as contractually delinquent. We classified a loan as in foreclosure when we determined that the best course of action to maximize recovery of unpaid principal balance was to begin the foreclosure process. We classified a loan as in bankruptcy generally when we received notice of a bankruptcy filing from the bankruptcy court. We classified a previously delinquent or performing loan as modified when we restructured the loan due principally to the borrower’s deteriorated financial situation, and, as a condition to the closing of the modification, received at least one full monthly payment at the time of the closing of the modification. Modified loans were classified as current on both a contractual and recency basis at the time of the modification. As of December 31, 2008, principally all of our loan modifications included a deferral of the past due and uncollected interest or a reduction in the interest rate. Interest rate reduction modifications generally were for a period of one year, and for the rate reduction modifications of delinquent loans, also incorporated a deferral of the past due and uncollected interest. Approximately 29% of our modified loans as of December 31, 2008 were modified a second time due to the borrower’s difficulty in making payments in accordance with the initial modification.
During the year 2008, due to the continued decline in housing prices nationally, the deterioration in mortgage markets, and the slowing economy in the latter part of the year with increasing unemployment and the increased delinquency performance of the originated loans in the Company’s portfolios, we moved more quickly to identify those borrowers who were likely to move into seriously delinquent status and attempted to promptly apply appropriate loss mitigation strategies to encourage positive payment performance. Accordingly, beginning in 2008, we strengthened our servicing staff and intensified our efforts to work with borrowers to modify their loans. During 2008, we completed approximately $182.6 million of loan modifications (unpaid principal balance), including interest rate reduction modifications on approximately $86.6 million of loans. As of December 31, 2008, total loan modifications amounted to $155.3 million, which included approximately $83.5 million of interest rate reductions. The average interest rate reduction on the $86.6 million of rate modified loans was approximately 4.41% at December 31, 2008, from an average of approximately 11.45% to an average of approximately 7.05%. Approximately 82% of the modifications as of December 31, 2008 were performing loans that were delinquent on a contractual basis less than 90 days at the time of modification, including approximately 61% that were in a current status on a contractual basis and granted modifications based on our evaluation of the borrower’s deteriorated financial situation. During 2008, approximately $44.5 million of modified loans were modified a second time due to the inability of borrowers to meet the terms of the original modification agreements. At December 31, 2008, $60.6 million, or approximately 39%, of modified loans were delinquent on a contractual basis, and $40.8 million, or approximately 26%, were delinquent on a recency basis.

The following tables provide a breakdown of the delinquency status of the legacy loans held for investment portfolio, loans that we originated prior to November 2007, as of December 31, 2008, by principal balance:

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

Included in the foreclosure category was approximately $446,000 of loans for which the Company had proceeded to file a judgment action against the borrower on the note personally instead of seeking to foreclose on the related collateral. Approximately $401,000 of these loans was second-lien loans. Judgments were obtained on approximately $150,000 of loans, all of which are second-lien loans.

Government Regulation
The mortgage lending, servicing and collection industry is highly regulated. Our business is regulated by federal, state and local government authorities and is subject to federal, state and local laws, rules and regulations, as well as judicial and administrative decisions that impose requirements and restrictions on our business. At the federal level, these laws, rules and regulations include:
•	the Equal Credit Opportunity Act and Regulation B;

•	the Truth in Lending Act and Regulation Z;

•	the Home Ownership and Equity Protection Act;

•	the Real Estate Settlement Procedures Act, and Regulation X;

•	the Fair Credit Reporting Act;

•	the Fair Debt Collection Practices Act;

•	the Home Mortgage Disclosure Act, and Regulation C;

•	the Fair Housing Act;

•	the Telemarketing and Consumer Fraud and Abuse Prevention Act;

•	the Telephone Consumer Protection Act;

•	the Gramm-Leach-Bliley Act;

•	the Servicemembers Civil Relief Act;

•	the Fair and Accurate Credit Transactions Act;

•	the CAN-SPAM Act;

•	the Secure and Fair Enforcement for Mortgage Licensing Act of 2008; and,

•	the Helping Families Save Their Homes Act of 2009.
States have also in some instances enacted their own variants of the foregoing laws, rules and regulations, especially with respect to those laws, rules and regulations that address anti-predatory lending and servicing or privacy issues.
These laws, rules and regulations, among other things:
•	impose licensing obligations and financial requirements on us;

•	limit the interest rates, finance charges, and other fees that we may charge;

•	prohibit discrimination both in the extension of credit and in the terms and conditions on which credit is extended;

•	prohibit the payment of kickbacks for the referral of business incident to a real estate settlement service;

•	impose underwriting requirements;

•	mandate various disclosures and notices to consumers, as well as disclosures to governmental entities;

•	mandate the collection and reporting of statistical data regarding our customers;

•	require us to safeguard non-public information about our customers;

•	regulate our collection, loss mitigation and loan modification practices;

•	require us to combat money-laundering and avoid doing business with suspected terrorists;

•	restrict the marketing practices utilized to find customers, including restrictions on outbound telemarketing; and,

•	impose, in some cases, assignee liability on us as purchaser or seller of mortgage loans as well as the entities that purchase our mortgage loans.
Our failure to comply with these laws can lead to:
•	civil and criminal liability, including potential monetary penalties;

•	loss of servicing licenses or approved status required for continued business operations;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	legal defenses causing delay and expense;

•	adverse effects on our ability, as servicer, to enforce loans;

•	the imposition of supervisory agreements and cease-and-desist orders;

•	the borrower having the right to rescind or cancel the loan transaction;

•	adverse publicity;

•	individual and class action lawsuits;

•	administrative enforcement actions;

•	damage to our reputation in the industry; or,

•	inability to obtain credit to fund our operations.

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
New Areas of Regulation
We are subject to numerous laws and regulations as a result of our historical business as an originator and acquirer of residential mortgage loans, as well as our historical and current business of servicing such loans and providing due diligence services for third parties. Furthermore, many new laws and regulations applicable to the mortgage industry have recently been enacted and promulgated in response to what some have alleged to be unfair and deceptive trade practices even prior to the enactment of such new laws and regulations. Our summary below includes such laws and regulations which may, in that context, need to be considered in context of our historical activities. In addition, our clients expect us to be generally aware of new laws and regulations affecting the mortgage industry that may apply to them.
Regulatory and legal requirements are subject to change, making our compliance more difficult or expensive, or otherwise restricting our ability to conduct our business as it is now conducted. In particular, federal, state and local governments have become more active in the consumer protection area in recent years. For example, the federal Gramm-Leach-Bliley financial reform legislation imposed additional privacy obligations with respect to applicants and borrowers. Several states have enacted privacy laws. For example, Vermont privacy laws require the affirmative consent of the consumer to certain information sharing. California has two privacy laws that relate to our operations, the California Financial Information Privacy Act and the California On-Line Privacy Protection Act, both of which impose additional notification obligations on us that are not preempted by existing federal law. Other states are also considering adopting privacy legislation. If states adopt a variety of inconsistent state privacy legislation, our compliance costs could substantially increase. The Fair and Accurate Credit Transactions Act of 2003, enacted in December 2003, required us to provide additional disclosures when a loan application was not approved. Additional requirements apply to our use of consumer reports and our furnishing of information to the consumer reporting agencies. Additionally, the Department of Housing and Urban Development, the federal agency that administers Regulation X, promulgated regulations that became effective on January 1, 2010 and substantially augmented the disclosure requirements and prohibitions association with the issuance of the Good Faith Estimate of Settlement charges and the HUD-1 Settlement Statement. Moreover, several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to protect consumers from predatory lending and servicing practices.
Local, state and federal legislatures, state and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the Department of Justice, the Department of Housing and Urban Development and state and local governmental authorities have increased their focus on lending and servicing practices by some companies, primarily in the non-prime lending industry, sometimes referred to as “predatory lending” practices. Further, some states have enacted laws that require that refinancings of residential loans that are secured by the principal residence of the borrower be in the “borrower’s interest” or confer a “net tangible benefit” to the borrower. Sanctions have been imposed by various agencies for practices such as charging excessive fees, imposing higher interest rates than the credit risk of some borrowers warrant, failing to disclose adequately the material terms of loans to borrowers and abrasive servicing and collections practices. The Office of the Comptroller of the Currency, the regulator of national banks, issued a final regulation in 2004 that prescribed an explicit anti-predatory lending standard without regard to a trigger test based on the cost of the loan. This regulation prohibits a national bank from, among other restrictions, making a loan based predominately on the foreclosure value of the borrower’s home, rather than the borrower’s repayment ability, including current and expected income, current obligations, employment status and relevant financial resources. This restriction would prevent national banks and their operating subsidiaries from purchasing the variation of the Liberty Loan where no assessment was made of the borrower’s ability to repay the loan.

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
The final statement identified underwriting standards, consumer protection principles and control systems applicable to subprime mortgage loans that focus on the importance of evaluating the borrower’s ability to repay the debt by its final maturity at the fully indexed rate and providing information that enable consumers to understand material terms, costs, and risks. The Agencies caution their regulated institutions against making mortgage loans based predominately on the foreclosure or liquidation value of a borrower’s collateral rather than on the borrower’s ability to repay the mortgage according to its terms, inducing a borrower to repeatedly refinance a loan in order to charge high points and fees each time a loan is refinanced and engaging in fraud or deception to conceal the true nature of the mortgage loan obligation. The Agencies also advised their regulated institutions that when underwriting higher risk loans, stated income and reduced documentation should be accepted only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity. A higher interest rate is not considered a mitigating factor. While the final statement, in part, discusses subprime products that were not offered by Tribeca such as loans with “teaser” rates, the final statement appears to apply strict standards for all types of subprime loans and is instructive of the regulatory climate concerning subprime mortgage loans, such as Tribeca’s Liberty Loan, where the lending decision was or may have been based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan. In addition, as with the 2006 Interagency Guidance on Nontraditional Mortgage Product Risks for mortgages where the borrower is able to defer repayment of principal for a period of time (interest only-loans and Pay Option ARMs), state regulators have adopted similar standards applicable to the institutions they regulate, which included Tribeca. On July 17, 2007, the American Association of Residential Mortgage Regulators (AARMR), which is comprised of state officials with responsibility for regulating state licensed mortgage lenders and brokers, in conjunction with the Conference of State Bank Supervisors (CSBS) and the National Association of Consumer Credit Regulators (NACCA), issued a statement on subprime lending that is substantially similar to the Agencies’ final statement and which, as of July 7, 2008, has been adopted in 40 states in addition to the District of Columbia.

A key mortgage industry tool for finding new borrowers is under recent attack in class action litigation across the country. Those class actions have been filed by attorneys seeking to capitalize on a 2004 decision of the Seventh Circuit Court of Appeals, Cole v. U.S. Capital, Inc. (“Cole”) interpreting the meaning of “firm offers of credit” under the Fair Credit Reporting Act (“FCRA”). A prescreened or firm offer is any offer of credit to a consumer that will be honored if the consumer is determined, based on information in a consumer report on the consumer, to meet the specific criteria used to select the consumer for the offer. Cole was the first case in the nation to hold that an offer of nominal “value” to the consumer, which could arise from a combination of factors such as a low dollar amount of the offered credit, ambiguous or contradictory terms, or complex approval procedures, may not actually qualify as a “firm offer” under FCRA, even if the stated amount is guaranteed. Recent courts to address the issue have split on the issue. Some of the courts in these recent cases have concluded that the defendant’s violation of FCRA was “willful.” FCRA distinguishes negligent or inadvertent non-compliance from “willful” violations by the damages that are available. Specifically, FCRA provides for statutory damages of $100-$1,000 per violation for “willful” violations and permits punitive damages as well. By contrast, FCRA provides that a defendant whose non-compliance was merely negligent will be liable only for “actual damages sustained by the consumer as a result of the failure.” This distinction is significant because FCRA does not have a cap for statutory damages in a class action, unlike other federal statutes regulating consumer lending which cap statutory damages in a class action at a maximum of $500,000 or one percent of the creditor’s net worth, whichever is less. If we are named as a defendant in a firm offer class action, and the court were to find that the violation was willful, we could face substantial liability that could have a material adverse affect on our financial condition and operations.
HOEPA identifies a category of mortgage loans and subjects such loans to restrictions not applicable to other mortgage loans. Loans subject to HOEPA consist of loans on which certain points and fees or the annual percentage rate, known as the APR, exceed specified levels. Liability for violations of applicable law with regard to loans subject to HOEPA would extend not only to us, but to the institutional purchasers of our loans as well. It was our policy to seek not to originate loans that were subject to HOEPA or state and local laws discussed in the following paragraph or purchase high cost loans that violated such laws. Non-compliance with HOEPA and other applicable laws may lead to demands for indemnification or loan repurchases from our institutional loan purchasers, class action lawsuits and administrative enforcement actions.
Laws, rules and regulations have been adopted, or are under consideration, at the state and local levels that are similar to HOEPA in that they impose certain restrictions on loans on which certain points and fees or the APR exceeds specified thresholds, which generally are lower than under federal law. These restrictions include prohibitions on steering borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, flipping or repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans. If the numerical thresholds were miscalculated, certain variations of our Liberty Loan product, where the lending decision was or may have been based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan, would violate HOEPA and many of these state and local anti-predatory lending laws. In the past, we have sold a portion of our Liberty Loan production to third parties on a whole-loan, servicing-released basis. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. The remedies for violations of these laws are not based on actual harm to the consumer and can result in damages that exceed the loan balance. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on assignees, which may include our prior warehouse lenders and whole-loan buyers, regardless of whether the assignee knew of or participated in the violation.

RESPA prohibits the payment of fees for the mere referral of real estate settlement service business. This law does permit the payment of reasonable value for services actually performed and facilities actually provided unrelated to the referral. In the past, several lawsuits have been filed against mortgage lenders alleging that such lenders have made certain payments to independent mortgage brokers in violation of RESPA. These lawsuits generally have been filed on behalf of a purported nationwide class of borrowers alleging that payments made by a lender to a broker in addition to payments made by the borrower to a broker are prohibited by RESPA and are therefore illegal. On September 18, 2002, the Eleventh Circuit Court of Appeals issued a decision in Heimmermann v. First Union Mortgage Corp., which reversed the court’s earlier decision in Culpepper v. Irwin Mortgage Corp. in which the court found the yield spread premium payments received by a mortgage broker to be unlawful per se under RESPA. The Department of Housing and Urban Development responded to the Culpepper decision by issuing a policy statement (2001-1) taking the position that lender payments to mortgage brokers, including yield spread premiums, are not per se illegal. The Heimmermann decision eliminated a conflict that had arisen between the Eleventh Circuit and the Eighth and Ninth Circuit Courts of Appeals, with the result that all federal circuit courts that have considered the issue have aligned with the Department of Housing and Urban Development policy statement and found that yield spread premiums are not prohibited per se. If other circuit courts that have not yet reviewed this issue disagree with the Heimmermann decision, there could be a substantial increase in litigation regarding lender payments to brokers and in the potential costs of defending these types of claims and in paying any judgments that might result. A new RESPA rule effective on January 1, 2010 includes the yield spread premium in the calculation of the mortgage broker’s total compensation and require more detailed closing costs disclosures to be provided to consumers at the time of loan origination. The new RESPA rule might usher in a new wave of litigation when mortgage lenders and brokers are subject to new compliance parameters.
In 2008, Congress enacted the Mortgage Disclosure Improvement Act of 2008 (“MDIA”), which was initially part of the Housing and Economic Recovery Act of 2008 and then subsequently amended as part of the Emergency Economic Stabilization Act of 2008. As of July 30, 2009, the MDIA requires creditors to furnish early Truth in Lending (“TIL”) disclosures for all closed-end mortgage transactions that are secured by a consumer’s dwelling, including loans secured by primary, secondary or vacation homes, and regardless of whether the loans are for purchase money or non-purchase money transactions. While the early TIL disclosure must still be given within three business days of application, the MDIA and MDIA rule now require that the early TIL disclosure be provided at least seven business days prior to consummation of the transaction. Further, if the disclosed annual percentage rate (“APR”) exceeds certain tolerances as set forth in the Truth in Lending Act and Regulation Z, the creditor must provide corrected disclosures disclosing an accurate APR and all changed terms no later than 3 business days before consummation. Significantly, this means that multiple early TIL disclosures may be required.
In addition, the Federal Reserve Board adopted a final rule to amend Regulation Z on July 14, 2008 (the “July Rule”). Notably, the July Rule, which took effect on October 1, 2009: (i) created a new category of loans called “higher-priced mortgage loans”; (ii) instituted new protections for both this new category of “higher-priced mortgage loans” as well as for the existing category of “high cost mortgages” under the Home Ownership and Equity Protection Act; (iii) enacted certain prohibited acts and practices for all closed-end credit transactions secured by a consumer’s principal dwelling; (iv) revised the disclosures required in advertisements for credit secured by a consumer’s dwelling and prohibited certain practices in connection with closed-end mortgage advertising; and (v) required disclosures for closed-end mortgages secured by a consumer’s principal dwelling to be provided earlier in the transaction and before consumers pay any fee except for a fee for obtaining a consumer’s credit history.

Home Affordable Modification Program
On September 11, 2009, FCMC voluntarily entered into an agreement to actively participate as a mortgage servicer in the Federal government’s Home Affordable Modification Program (HAMP) for first lien mortgage loans that are not owned or guaranteed by Fannie Mae or Freddie Mac. HAMP is a program, with borrower, mortgage servicer, and mortgage loan owner incentives, designed to enable eligible borrowers to avoid foreclosure through a more affordable and sustainable loan modification made in accordance with HAMP guidelines, procedures, directives, and requirements. Effective April 5, 2010, HAMP will be expanded to include eligibility criteria and financial incentives for foreclosure alternatives such as deeds-in-lieu and short sales.
Compliance, Quality Control and Quality Assurance
We maintain a variety of quality control procedures designed to detect compliance errors. We have a stated anti-predatory loan servicing policy that is communicated to all employees at regular training sessions. We track the results of internal quality assurance reviews and provide reports to the appropriate managers of the Company. Our servicing practices are reviewed regularly in connection with the due diligence performed by third parties that consider outsourcing their loan servicing to us. State regulators also review our practices and loan files and report the results back to us.
Privacy
Title V of the federal Gramm-Leach-Bliley Act (“GLBA”) obligates us to safeguard the information we maintain on our clients’ borrowers and to inform our borrowers of our use of their non-public personal information. In addition to the requirements of GLBA, we are subject to compliance with state privacy laws. Whereas under GLBA, a borrower is required to affirmatively “opt-out” of certain of our information sharing practices, under the privacy laws of California (to a certain extent) and Vermont, the borrower must affirmatively “opt-in” to the same. California passed legislation known as the California Financial Information Privacy Act and the California On-Line Privacy Protection Act. Both pieces of legislation became effective on July 1, 2004, and impose additional notification obligations on us. Regulations have been proposed by several agencies and states that may affect our obligations to safeguard information. If other states or federal agencies adopt additional privacy legislation, our compliance costs could substantially increase.
Fair Credit Reporting Act
The FCRA allows lenders to share information with affiliates and certain third parties and to provide pre-approved offers of credit to consumers in certain instances. However, the FCRA places certain restrictions on the use of information shared between affiliates and with third parties, and Congress recently amended the Statute to, among other things, to provide new disclosures to consumers when risk based pricing is used in the credit decision, and to help protect consumers from identity theft. All of these provisions impose additional regulatory and compliance costs on us.
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
The expanded reporting does not include additional loan information such as credit risk, debt-to-income ratio, LTV ratio, documentation level or other salient loan features that might impact pricing on individual loans. As a result, the reported information may lead to increased litigation and government scrutiny to determine if any reported disparities between prices paid by minorities and majorities may have resulted from unlawful discrimination. For example, the Civil Rights Division of the New York State Attorney General’s office requested that certain large lenders provide it with supplementary information to explain the disparities in their reported HMDA data.
SAFE Act
The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the “SAFE Act”) was enacted as part of the federal Housing and Economic Recovery Act of 2008. The SAFE Act is a model act that required states to implement licensing requirements for all individual mortgage loan originators (i.e., mortgage brokers, loan officers, etc.) and set minimum requirements for such individual employees, including testing and continuing education requirements. The SAFE Act directed each state to enact legislation requiring licensing; otherwise, the SAFE Act directed the Department of Housing & Urban Development to provide a default licensing system. As of the date of this memorandum, every state except Minnesota has passed its own version of the SAFE Act.
The implications of the SAFE Act on individual loan officers and brokers employed by lenders are clear: these individuals must now be licensed in states in connection with their origination and brokering activity. However, there has been confusion in the industry about the potential application of the state SAFE Acts to individuals, who are either employed by a servicer or working as their agent or on their behalf, in connection with executing loan modifications. The SAFE Act, as implemented on the state level, impacts a wide range of individuals, including those engaged in certain loss mitigation activities, because of the manner in which it defines a “mortgage loan originator.” The majority of states define “mortgage loan originator” as someone “who, for compensation or gain, or in the expectation of compensation or gain, either: (1) takes a residential mortgage loan application; or, (2) offers or negotiates terms of a residential mortgage loan.”
The Department of Housing and Urban Development, issued proposed rules under the SAFE Act on December 15, 2009, subject to a public comment period which ended on March 5, 2010. In those rules, the Department of Housing and Urban Development takes the informal position that individuals who perform loan modifications for servicers meet the definition of “mortgage loan originator” for purposes of the state versions of the SAFE Act. At this time, several states have also adopted this informal position, pending the publication of final rules from the Department of Housing and Urban Development. Other states have moved to specifically exempt those individuals working for servicers from the definition of “mortgage loan originator.” As a result, individuals who engage in loan modification activities for servicers may potentially fall within this definition and be required to hold individual licenses within a particular state. Furthermore, state SAFE Acts impose civil and criminal penalties on both individuals and companies for failure to comply with their requirements. This individual licensing issue is currently in-flux, and subject to change pending a final determination from HUD, and a more thorough review of the licensing policy from state regulators over the coming months.

Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act
The Federal Communications Commission and the Federal Trade Commission adopted “do-not-call” registry requirements, which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called for marketing purposes. These requirements also mandate that we do not call consumers who have chosen to be on the list. Those prohibitions do not apply to calls made to a servicer’s existing customers. Several states have also adopted similar laws, with which we also seek to comply. The Telephone Consumer Protection Act, which in part regulates the use or auto-dialers, prohibits making any call, absent an emergency purpose or prior express consent of the called party, using any automatic telephone dialing system or an artificial or prerecorded voice to call any telephone number assigned to a cellular telephone service. The Federal Communications Commission, which has adopted rules implementing the Telephone Consumer Protection Act, clarified in 2008 that autodialed and prerecorded message calls to wireless numbers that are provided by the called party to a creditor in connection with an existing debt are permissible as calls made with the prior express consent of the called party. On January 20, 2010, the Federal Communications Commission proposed a rule that would require such written consent to be in writing, with detailed conditions to be satisfied, including that the written consent not be obtained as a condition of purchasing any goods, before a person or entity shall be deemed to have obtained the prior express written consent of the called party. If adopted, this rule will impose additional burdens on us with respect to the use of an auto-dialer to contact borrowers.
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
Employees
We recruit, hire, and retain individuals with the specific skills that complement our corporate growth and business strategies. As of December 31, 2009, we had 154 full-time employees.
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
The risks associated with our business are more acute during periods of economic slowdown or recession because these periods may be accompanied by decreased real estate values, loss of jobs as well as an increased rate of delinquencies, defaults and foreclosures. In particular, any material decline in real estate values would increase the loan-to-value ratios on loans that we hold or service for third parties and, therefore, weaken any collateral coverage, increase the likelihood of a borrower with little or no equity in his or her home defaulting and increase the possibility of a loss or reduced servicing and collection revenues if a borrower defaults. If the current economic recession continues to worsen, our business could experience even greater losses and reduced servicing and collection revenues.
The Company may not be able to continue as a going concern.
The consolidated Franklin Holding’s has been and continues to be operating in an extraordinary and difficult economic environment, and has been significantly and negatively impacted by the unprecedented credit and economic market turmoil of the past two plus years and the more recent recessionary economy of 2009. The consolidated Franklin Holding’s financial condition raises substantial doubt about its ability to continue as a going concern.
Our credit facilities and servicing agreement with the Bank require us to observe certain covenants, and our failure to satisfy such covenants could render us insolvent.
Our credit facilities with the Bank require us to comply with affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: we will not enter into mergers, consolidations or sales of any substantial portion of our assets; FCMC will maintain net income before taxes of at least $800,000 as of the end of each calendar month for the most recently ended twelve (12) consecutive month period ending on such date; and that FCMC, as of the end of each month, will maintain a net worth of at least $7.6 million. See “Management’s Discussion and Analysis — Borrowings.”
Subject to notice and cure period requirements of our credit facilities and Servicing Agreement, any unwaived and uncured default under the Licensing Credit Agreement would result in a cross-default under the Servicing Agreement; and any unwaived and uncured default under the Servicing Agreement would result in a cross-default under the Licensing Credit Agreement and Legacy Credit Agreement. Any such defaults could result in acceleration of the amounts owed to the Bank (with Franklin Holding and FCMC not obligated on the amounts owed under the Legacy Credit Agreement unless there has been an exception to non-recourse), a foreclosure on the assets of the Company pledged to the Bank, including on Franklin Holding’s pledge of 70% of the common stock of FCMC and the termination of the Servicing Agreement with the Bank. Such acceleration or foreclosure would render us insolvent. As of December 31, 2009, the Company was not in default of its credit facilities or Servicing Agreement with the Bank. See “Management’s Discussion and Analysis — Borrowings.”

Based on our current rate of collections on the assets we transferred to the Trust under the Restructuring Agreement, without a significant special transaction, we may not be able to achieve the minimum amount of net remittances necessary to reduce the pledge of FCMC stock to the Bank from 70% to a minimum of 20% or at all.
The Restructuring provided for the release of thirty percent of the equity in FCMC, ten percent of which has been transferred to the Company’s principal stockholder, Thomas J. Axon, from the Company’s pledges to the Bank under the Legacy Credit Agreement. If the Bank receives certain minimum amounts of net remittances on the portfolio of assets transferred to the Trust, the Legacy Credit Agreement provides for the possibility of a release of up to an additional fifty percent (of which a maximum of an additional ten percent would go to Thomas J. Axon). However, it is not anticipated that we will meet the first minimum target of $225 million by March 31, 2010, and there is no assurance that the Company will meet any of the remaining minimum targets. If we do not achieve any of the minimum targets, the pledge of FCMC stock to the Bank will not be reduced. In addition, without an extension, renewal, modification, or amendment by the Bank of the Legacy Credit Agreement, if we are unable to repay to the Bank the remaining principal and interest due on the Legacy Credit Agreement by March 31, 2012, which is expected based on the current rate of collections, the Bank would have all available rights and remedies under the Legacy Credit Agreement, including a foreclosure on the stock of FCMC pledged to the Bank, which could have a material impact on our business and operations and render us insolvent. See “Management’s Discussion and Analysis — March 2009 Restructuring.”
If our lenders fail to renew our loans under the Licensing Credit Agreement for additional terms or provide us with refinancing opportunities, our indebtedness under the $2 million revolving line will become due and payable in 2011; and, the draw line for working capital needs of FCMC will expire on May 31, 2010.
The principal sum owed to Huntington under the revolving line of the Licensing Credit Agreement, as amended, which totaled approximately $1 million as of December 31, 2009, is due on March 31, 2011. The Licensing Credit Agreement does not include a commitment to refinance this outstanding balance or renew the $2 million revolving loan commitment, or the letter of credit commitment of up to $6,500,000, which supports various servicer licenses, and there is no assurance that Huntington will renew the loan, credit lines or letters of credit at that time. Under the Licensing Credit Agreement, the termination date is May 31, 2010 for the draw line commitment (for working capital needs of FCMC) and March 31, 2011 for the revolving loan and letter of credit commitments (for meeting licensing requirements and, with respect to the revolving loan only, to pay approved expenses of Franklin Holding). Refusal to provide us with renewals or a refinancing opportunity would cause our indebtedness under the Licensing Credit Agreement to become immediately due and payable upon the contractual maturity of such indebtedness and may result in the loss of certain servicing licenses, which could result in defaults under the Servicing and Legacy Credit Agreements and our insolvency (and a foreclosure by the Bank on all of the assets pledged under the Restructuring Agreements, including on Franklin Holding’s pledge of 70% of the stock of FCMC) if we are unable to repay the debt or obtain credit lines or letters of credit with another lending institution. Without the continued cooperation and assistance from the Bank, the consolidated Franklin Holding’s ability to continue as a viable business is in doubt, and it may not be able to continue as a going concern.
If our lenders fail to renew our loans under the Legacy Credit Agreement for additional terms or provide us with refinancing opportunities, our legacy indebtedness will become due and payable in 2012.
The principal sum owed to Huntington under the Legacy Credit Agreement, which totals approximately $1.37 billion as of December 31, 2009, is due on March 31, 2012. The Legacy Credit Agreement does not include a commitment to refinance this outstanding balance. Although the Bank’s recourse in respect of the Legacy Credit Agreement is limited with respect to FCMC and Franklin Holding, without an extension, renewal, modification, or amendment by the Bank of the Legacy Credit Agreement, if the subsidiaries of Franklin Holding (other than FCMC), which are obligated under the Legacy Credit Agreement, are unable to repay to the Bank the remaining principal and interest due by March 31, 2012, which is expected, the Bank would have all available rights and remedies, including a foreclosure on the stock of FCMC pledged to the Bank, which could have a material impact on our business and operations and render us insolvent.

If our lenders fail to extend the Forbearance Agreement covering the Unrestructured Debt, the Unrestructured Debt will become due and payable and the Bank would be able to foreclose on the portion of the stock of FCMC pledged to it.
The Restructuring did not include a portion of the Company’s debt (the “Unrestructured Debt”), which as of December 31, 2009 totaled approximately $39.5 million. The Unrestructured Debt remains subject to the original terms of the Forbearance Agreement entered into with the Bank in December 2007 and subsequent amendments thereto and the Franklin 2004 master credit agreement. On April 20, August 10, November 13, 2009, and March 26, 2010 the Bank extended the term of forbearance period until June 30, 2010. A refusal by the Bank to continue to or further extend the Forbearance Agreement would cause the Unrestructured Debt to become immediately due and payable, which could result in our insolvency if we are unable to repay the debt. Moreover, the Bank could provide a notice of an event of default under the Legacy Credit Agreement, which would entitle the Bank to exercise its rights with respect to the collateral pledged under the Legacy Credit Agreement, including the stock of FCMC pledged to the Bank, which if exercised could have a material impact on our business and operations.
The Bank may transfer our rights as servicer to the assets we transferred to the Trust under the Restructuring Agreement to a third party.
Under the terms of the Restructuring Agreements with the Bank, the Bank has the right to replace us as servicer for any reason and to sell, on a servicing released basis without an assignment of the Servicing Agreement, the assets we transferred to the Trust (subject to a termination fee if servicing is terminated by the Bank prior to March 31, 2010, for any reason other than a default under the Servicing Agreement). If the Bank terminated us as servicer of the assets transferred to the Trust under the Restructuring Agreements, which would represent a loss of substantially all of our servicing revenue, our operations and financial condition would be adversely affected, which could result in our insolvency, including the insolvency of FCMC.
Our ability to fund operating expenses depends on the cash flow received from servicing loans for third parties.
We are required to submit all payments we receive from our preferred stock investment, the trust certificates that we own and the notes receivable held for sale to a lockbox, which is controlled by the Bank. Substantially all amounts submitted to the lockbox are used to pay down amounts outstanding under our Legacy Credit Agreement with the Bank and are not available to fund operating expenses. Moreover, the line of credit available for FCMC working capital needs under the Licensing Credit Agreement is limited to $4.0 million, which expires May 31, 2010. If the cash flow received from servicing loans and performing due diligence services for third parties is insufficient to sustain the cost of operating FCMC’s business, and we have fully utilized our licensing credit facilities, there is no guarantee that we can continue in business.
Our business is sensitive to, and can be materially affected by, changes in interest rates.
Our business may be adversely affected by changes in interest rates, particularly changes that are unexpected in timing or size. The following are some of the risks we face related to an increase in interest rates:
•	The majority of our borrowings bear interest at variable rates and we are only partially hedged through interest rate swaps and caps, while a significant majority of our investments bear fixed rates. As a result, an increase in interest rates is likely to result in an increase in our interest expense without an offsetting increase in interest income, which would adversely affect our profitability.
•	An increase in interest rates may lead to an increase in borrower defaults, if borrowers have difficulties making their adjustable-rate mortgage payments, and a corresponding increase in nonperforming assets, which could decrease our servicing and collection revenues and our cash flows, increase our loan servicing costs, and adversely affect our profitability.

We are also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which the loans that we service are prepaid and reduce our servicing and collection income in subsequent periods.
The Bank may prevent our pursuing future business opportunities.
The Company has been, since the latter part of 2007, expressly prohibited by the Bank from acquiring or originating loans. In addition, the Servicing Agreement with the Bank provides that FCMC shall not (i) enter into any other servicing agreements, (ii) otherwise agree to service any assets other than the mortgage loans and real estate owned properties serviced under the Servicing Agreement; or (iii) provide any other business services, which could be deemed reasonably likely to impair the ability of FCMC to perform its obligations under the Servicing Agreement, without the prior written consent of the Bank, which shall not be unreasonably withheld. The Licensing Credit Agreement requires the Company to limit its activities to designated activities dealing with the collateral pledged under the Licensing Credit Agreement and, with the prior written consent of the Bank, property or assets similar to the collateral, which are to be pledged to the secured parties under the Licensing Credit Agreement; and includes restrictive covenants on liens, indebtedness, transactions with affiliates, and investments. Any of these restrictions could effectively preclude our pursuing future business opportunities.
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
If we do not obtain and maintain the appropriate state licenses, we will not be allowed to service mortgage loans in some states, which would adversely affect our operations.
The requirements imposed by state mortgage finance licensing laws vary considerably. In addition to the requirement for a license to engage in mortgage origination activities, many mortgage licensing laws impose a licensing obligation to service residential mortgage loans. Further, certain state collection agency licensing laws require entities collecting on current, delinquent or defaulted loans for others or to acquire such loans to be licensed as well. Under the SAFE Act, which establishes minimum standards for the licensing and registration of individuals meeting the definition of a mortgage loan originator, the U.S. Department of Housing and Urban Development (“HUD”), which has been delegated the authority to ensure that every state meets the requirements of the SAFE Act, has issued a proposed rule that the SAFE Act’s definition of a loan originator include individuals who for a loan servicer perform a residential mortgage loan modification, which involves offering or negotiating of loan terms that are materially different from the original loan. Although HUD has not yet issued a final rule, certain states are requiring such individuals who perform loan modifications, including those related to loss mitigation, be licensed as a loan originator.

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
FCMC’s deficit net worth during 2008, prior to the Company’s reorganization in December 2008, resulted in FCMC’s noncompliance with the requirements to maintain certain licenses in a number of states. The regulators in these states could have taken a number of possible corrective actions in response to FCMC’s noncompliance, including license revocation or suspension, requirement for the filing of a corrective action plan, denial of an application for a license renewal or a combination of the same, in which case FCMC’s business would have been adversely affected. In order to address these and other issues, in December 2008, FCMC completed a reorganization of its company structure for the principal purpose of restoring the required minimum net worth under FCMC’s licenses to ensure that FCMC would be able to continue to service mortgage loans. Effective December 19, 2008, Franklin Holding became the parent company of FCMC in the adoption of a holding company form of organizational structure. This reorganization (the “Reorganization”) resulted in FCMC, which holds the Company’s servicing platform, having positive net worth as a result of having assigned and transferred to a newly formed sister company ownership of the entities that held beneficial ownership of the Company’s loan portfolios and the related indebtedness and accordingly, being able to comply with applicable net worth requirements to maintain licenses to service and collect loans in various jurisdictions. In addition, as of and since March 31, 2009, FCMC has maintained net worth in excess of that which is required in those limited states with a more restrictive definition of net worth. However, there is no assurance that regulators will not take corrective action against the Company with respect to the actions it took to remedy deficit net worth through the December 2008 Reorganization and March 2009 Restructuring, in which case FCMC’s business would be adversely affected.
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
A significant amount of the mortgage loans that we originated prior to the Restructuring and transferred to the Trust as part of the Restructuring are secured by property in New York and New Jersey, and our operations could be harmed by economic downturns or other adverse events in these states.
A significant portion of Tribeca’s mortgage loan origination activity was concentrated in the northeastern United States, particularly in New York and New Jersey. Of the loans originated by Tribeca prior to the Restructuring and transferred to the Trust as part of the Restructuring, a majority of the aggregate principal was secured by property in these two states. An overall decline in the economy or the residential real estate market, a continuing decline in home prices, or the occurrence of events such as a natural disaster or an act of terrorism in the northeastern United States could decrease the value of residential properties in this region. This could result in an increase in the risk of delinquency, default or foreclosure, which could reduce our servicing and collection revenues, and reduce our profitability.

We may not be adequately protected against the risks inherent in servicing subprime residential mortgage loans.
The vast majority of the loans we originated prior to the Restructuring, and transferred to the Trust as part of the Restructuring, were underwritten generally in accordance with standards designed for subprime residential mortgages. Mortgage loans underwritten under these underwriting standards are likely to experience rates of delinquency, foreclosure and loss that are higher, and may be substantially higher, than prime residential mortgage loans. A majority of the loans previously originated by Tribeca were made under a “limited documentation” program, which generally placed the most significant emphasis on the loan-to-value ratio based on the appraised value of the property, and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan. Our past underwriting and loan servicing practices may not afford adequate protection against the higher risks associated with loans made to such borrowers particularly in a poor housing and credit market or an economic recession. If we are unable to mitigate these risks, our ability to service and collect on these loans may be adversely affected resulting in a decrease in our servicing and collection revenues and cash flows, and our results of operations, financial condition and liquidity could be materially harmed.
A number of the second-lien mortgage loans that we service are subordinated to ARM or interest-only mortgages that may be subject to monthly payment increases, which may result in delinquencies and a decrease in servicing and collection revenues.
A number of the second-lien mortgage loans that we acquired prior to the Restructuring, and transferred to the Trust as part of the Restructuring, are subordinated to an adjustable rate mortgage held by a third party that was originated in a period of unusually low interest rates or originated with a below market interest rate, or to an interest-only mortgage. A substantial majority of these ARMs bore a fixed rate for the first two or three years of the loan, followed by annual interest and payment rate resets. As a result, holders of ARM loans may face monthly payment increases following their first interest rate adjustment date and when short-term interest rates rise. Similarly, interest-only loans typically require principal payments to be made after the first one or two years from the date of the loan. The decreased availability of refinancing alternatives has impacted the run-off that typically occurs as an ARM nears its first rate reset or the interest-only loans begin to require the payment of principal. Interest rate adjustments or principal becoming payable on first lien mortgages may also have a direct impact on a borrower’s ability to repay any underlying second-lien mortgage loan on a property. As a result, delinquencies on these loans may increase and our ability to service and collect on these loans may be adversely affected resulting in a decrease in our servicing and collection revenues and cash flows.
We are subject to losses from the mortgage loans we acquired and originated prior to the Restructuring due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, sellers of loans we acquired, vendors and our employees.
When we acquired and originated mortgage loans, including those mortgage loans transferred to the Trust as part of the Restructuring, we typically relied heavily upon information supplied by third parties, including the information contained in the loan application, property appraisal, title information and, employment and income stated on the loan application. If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or funding of the loan, the value of the loan may end up being significantly lower than expected. Whether a misrepresentation was made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation except when we purchased loans pursuant to contracts that include a right of return and the seller remains sufficiently creditworthy to render such right meaningful.

Legal proceedings could be brought which could adversely affect our financial results.
Various companies in the servicing industry have been named as defendants in individual and class action law suits challenging their residential loan servicing practices. At least some of those participants have paid significant sums to settle lawsuits brought against it in respect of such practices. There can be no assurance that similar suits will not be brought against us in the future, and that we will not be subject to resulting costs, damages or penalties that could adversely affect our financial results.
Given the nature of the industry in which we operate, our businesses is, and in the future may become, involved in various legal proceedings the ultimate resolution of which is inherently unpredictable and could have a material adverse effect on our business, financial position, results of operations or cash flows.
Due, in part, to the heavily regulated nature of the industries in which we operate, we are, and in the future may become, involved in various legal proceedings. We may nevertheless incur legal costs and expenses in connection with the defense of such proceeding. In addition, the actual cost of resolving our pending and any future legal proceedings may be substantially higher than any amounts reserved for such matters. Depending on the remedy sought and the outcome of such proceedings, the ultimate resolution of our pending and any future legal proceedings, could have a material adverse effect on our business, financial position, results of operations or cash flows.
We are exposed to counter-party risk and there can be no assurances that we will manage or mitigate this risk effectively.
We are exposed to counterparty risk in the event of non-performance by counterparties to various agreements and sales transactions. The insolvency, unwillingness or inability of a significant counterparty to perform its obligations under an agreement or transaction, including, without limitation, as a result of the rejection of an agreement or transaction by a counterparty in bankruptcy proceedings, could have a material adverse effect on our business, financial position, results of operations or cash flows. There can be no assurances that we will be effective in managing or mitigating our counterparty risk, which could have a material adverse effect on our business, financial position, results of operations or cash flows.
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
We continually need to attract, hire and successfully integrate additional qualified personnel in an intensely competitive hiring environment in order to manage and operate our business. The market for skilled management, professional and loan servicing personnel is highly competitive. Competition for qualified personnel may lead to increased hiring and retention costs. If we are unable to attract, successfully integrate and retain a sufficient number of skilled personnel at manageable costs, we will be unable to continue to service mortgage loans, which would harm our business, results of operations and financial condition. Due to our operating losses and financial condition, on a consolidated basis, retaining key employees and hiring for certain critical positions for our servicing and collection business can become more challenging.
An interruption in or breach of our information systems may result in lost business and increased expenses.
We rely heavily upon communications and information systems to conduct our business. Any failure, interruption or breach in security of or damage to our information systems or the third-party information systems on which we rely could cause us to be noncompliant with our servicing and collection contracts and significant federal and state regulations relating to the handling of customer information, particularly with respect to maintaining the confidentiality of such information. A failure, interruption or breach of our information systems could result in the loss of our servicing and collection contracts, regulatory action and litigation against us. We cannot assure that such failures or interruptions will not occur or if they do occur that they will be adequately addressed by us or the third parties on which we rely.
We are exposed to the risk of environmental liabilities with respect to properties to which we take title.
We have historically foreclosed on defaulted mortgage loans in our portfolio, taking title to the properties underlying those mortgages. By taking title, we could be subject to environmental liabilities with respect to such properties and any properties that we have to reacquire from the Trust pursuant to the Transfer and Assignment Agreement of the Restructuring. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on these properties during our ownership or after a sale to a third party. Environmental defects can reduce the value of and make it more difficult to sell such properties, and we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and cleanup costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. These costs could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operation could be materially and adversely affected. Although we have not to date incurred any environmental liabilities in connection with our real estate owned, there can be no assurance that we will not incur any such liabilities in the future.
A loss of our Chairman and President may adversely affect our operations.
Thomas J. Axon, our Chairman and President, is responsible for making substantially all of the most significant policy and managerial decisions in our business operations. These decisions are paramount to the success and future growth of our business. Mr. Axon is also instrumental in maintaining our relationship with Huntington and our operations under the terms of the Restructuring Agreements. A loss of the services of Mr. Axon could disrupt and adversely affect our operations.

Risks Related to Our Financial Statements
Our financial condition and financial results can be materially affected by Federal Reserves Board policies and the capital markets.
The Restructuring included the transfer of substantially all of the Company’s portfolios of subprime mortgage loans and owned real estate to a trust. As of December 31, 2009, the Company carried all of its subprime mortgage loans and owned real estate either at fair value or lower of cost or market value on its financial statements, with changes in fair values recorded in earnings as fair valuation adjustments.
Increases in market interest rates, continued deteriorating capital market values for subprime mortgage loans (both performing and nonperforming mortgage loans) and real estate, significant increases in market volatility and the continued lack of liquidity in the secondary market for these assets may result in estimated fair values significantly below the fair values carried on our financial statements, which would result in a reduction in reported earnings.
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
We may become subject to liability and incur increased expenditures as a result of our having reassessed our allowance for loan losses and our transfer of substantially all our mortgage portfolio related assets to the Bank.
Our reassessments of our allowance for loan losses during 2007 and 2008, and the transfer of substantially all of our loans and properties acquired through foreclosure to the Bank, could expose us to legal action or government investigation. The defense of any such actions could cause the diversion of management’s attention and resources, and we could be required to pay damages to settle such actions or if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. Moreover, we may be the subject of negative publicity and negative reactions from shareholders, creditors, existing and potential servicing clients or others with which we do business. The occurrence of any of the foregoing could harm our business.
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

Risks Related to the Regulation of Our Industry
New legislation and regulations directed at curbing predatory lending practices could restrict our ability to service non-prime residential mortgage loans, which could adversely impact our earnings.
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
It was our policy not to originate loans that would be subject to HOEPA or similar state and local laws and not to purchase high cost loans that would have violated those laws. If we miscalculated the numerical thresholds described above, however, we may have mistakenly originated or purchased such loans and bear the related marketplace and legal risks and consequences. These thresholds below which we tried to originate loans created artificial barriers to production and limited the price at which we offered loans to borrowers and our ability to underwrite, originate, sell and finance mortgage loans. In a number of states, for example, proposed and recently enacted state and local anti-predatory lending laws and regulations broaden the trigger test for loans subject to restrictions. If the numerical thresholds were miscalculated, certain variations of our Liberty Loan product, where the lending decision may have been based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan, would violate HOEPA and many of these state and local anti-predatory lending laws. In the past, we sold a portion of our Liberty Loan production to third parties on a whole-loan, servicing-released basis.
We purchased loans that are covered by one of these laws, rules or regulations only if, in our judgment, a loan was made in accordance with our strict legal compliance standards and without undue risk relative to litigation or to the enforcement of the loan according to its terms.
Several states and municipalities adopted legislation and ordinances establishing new consumer protections governing loan servicing practices and foreclosure procedures. Some of the provisions will impede or materially delay a holder’s ability to foreclose on certain mortgaged properties. There are proposed laws providing greater protections to consumers, pertaining to such activities as maintenance of escrow funds, timely crediting of payments received, limitation on ancillary income, responding to customer inquiries and requirements to conduct loss mitigation. The Federal Reserve Board approved changes to HOEPA in Regulation Z, which implements the Truth in Lending Act, to protect consumers from unfair or deceptive home mortgage lending and advertising practices. Effective October 1, 2009, the amendments create protections for a new category of loans called “higher-priced mortgage loans.” Under these amendments, companies that service mortgage loans will be required to credit consumers’ loan payments as of the date of receipt. Further, the HOEPA amendments expand the types of loans subject to early disclosures. Previously, transaction-specific early disclosures were only required for purchase money mortgage loans. The early disclosures now are required with all closed-end non-purchase money mortgage loans, such as refinancings, closed-end home equity loans and reverse mortgage loans.

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
Because we service and collect on loans and have purchased and originated mortgage loans in all 50 states, we must comply with the laws and regulations pertaining to licensing, disclosure and substantive practices, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and government agencies enforcing these laws, as well as the courts, sometimes interpret the same law in different ways. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations grow, it may be more difficult to identify comprehensively and to interpret accurately applicable laws and regulations and to employ properly our policies, procedures and systems and train our personnel effectively with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. State and local governmental authorities have focused on the lending and servicing practices of companies in the non-prime mortgage lending industry, sometimes seeking to impose sanctions for practices such as charging excessive fees, imposing interest rates higher than warranted by the credit risk of the borrower, imposing prepayment fees, failing to adequately disclose the material terms of loans and abusive servicing and collection practices.
Our failure to comply with this regulatory regimen can lead to:
•	civil and criminal liability, including potential monetary penalties;
•	loss of servicing and debt collection licenses or approved status required for continued business operations;
•	demands for indemnification or loan repurchases from purchasers of our loans;
•	legal defenses causing delay and expense;
•	adverse effects on our ability, as servicer or debt collector, to enforce loans;

•	the imposition of supervisory agreements and cease-and-desist orders;
•	the borrower having the right to rescind or cancel the loan transaction;
•	adverse publicity;
•	individual and class action lawsuits;
•	administrative enforcement actions;
•	damage to our reputation in the industry; or;
•	the inability to obtain credit to fund our operations.
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
Mortgage brokers that we utilized prior to November of 2007 to source our legacy mortgage originations, have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. For example, the FTC entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender. The FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. In the past, the United States Department of Justice sought to hold a non-prime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of independent mortgage brokers utilized by us in the past.
We are subject to reputation risks from negative publicity concerning the subprime mortgage industry.
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
We are subject to significant legal and reputation risks and expenses under federal and state laws concerning privacy, use and security of customer information.
The federal Gramm-Leach-Bliley financial reform legislation imposes significant privacy obligations on us in connection with the collection, use and security of financial and other nonpublic information provided of borrowers. In addition, California and Vermont have enacted, and several other states are considering enacting, privacy or customer-information-security legislation with even more stringent requirements than those set forth in the federal law. Because laws and rules concerning the use and protection of customer information are continuing to develop at the federal and state levels, we expect to incur increased costs in our effort to be and remain in full compliance with these requirements. Nevertheless, despite our efforts we will be subject to legal and reputational risks in connection with our collection and use of customer information, and we cannot assure you that we will not be subject to lawsuits or compliance actions under such state or federal privacy requirements. To the extent that a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could substantially increase.
If many of the borrowers of the loans we service become subject to the Servicemembers Civil Relief Act of 2003, our cash flows and service fee income may be adversely affected.
Under the Servicemembers Civil Relief Act of 2003, or the Civil Relief Act, a borrower who enters active military service after the origination of his or her mortgage loan generally may not be required to pay interest above an annual rate of 6%, and the lender is restricted from exercising certain enforcement remedies, including foreclosure, during the period of the borrower’s active duty status. The Civil Relief Act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. The Civil Relief Act was amended on July 30, 2008 by the Housing and Economic Recovery Act of 2008 to temporarily enhance protections for servicemembers relating to mortgages and mortgage foreclosures until December 31, 2010, by extending the protection period and stay of proceedings from 90 days to nine months and extending the interest rate limitation on mortgages from the period of military service to the period of military service and one year thereafter. Considering the large number of U.S. Armed Forces personnel on active duty and likely to be on active duty in the future, our cash flows and revenues may be adversely affected by compliance with this law.
Legislative action to provide mortgage relief may negatively impact our business.
As delinquencies, defaults and foreclosures in and of residential mortgages have increased dramatically, there are several federal, state and local initiatives to restrict our ability to foreclose and resell the property of a customer in default. Any restriction on our ability to foreclose on a loan, any requirement that we forego a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms is likely to negatively impact our business, financial condition, liquidity and results of operations. These initiatives have come in the form of proposed legislation and regulations, including those pertaining to federal bankruptcy laws, government investigations and calls for voluntary modifications of mortgages.

In 2008 and 2009, several states and municipalities adopted legislation and ordinances establishing new consumer protections governing loan servicing practices and foreclosure procedures. Some of the provisions will impede or materially delay a holder’s ability to foreclose on certain mortgaged properties, which could materially increase the cost of foreclosure.
There are proposed laws providing greater protections to consumers, pertaining to such activities as maintenance of escrow funds, timely crediting of payments received, limitation on ancillary income, responding to customer inquiries and requirements to conduct loss mitigation. If such proposals are enacted, the cost to service could materially increase. Regardless of whether a specific law is proposed or enacted, there are several federal and state government initiatives, including HAMP under the Homeowner Affordability and Stability Plan, that seek to obtain the voluntary agreement of servicers to subscribe to a code of conduct or statement of principles or methodologies when working with borrowers facing foreclosure on their homes. Generally speaking, the principles call for servicers to reach out to borrowers before their loans “reset” with higher monthly payments that might result in a default by a borrower and seek to modify loans prior to the reset. Applicable servicing agreements, federal tax law and accounting standards limit the ability of a servicer to modify a loan before the borrower has defaulted on the loan or the servicer has determined that a default by the borrower is reasonably likely to occur. Servicing agreements generally require the servicer to act in the best interests of the note holders or at least not to take actions that are materially adverse to the interests of the note holders. Compliance with the code or principles must conform to these other contractual, tax and accounting standards. As a result, servicers have to confront competing demands from consumers and those advocating on their behalf to make home retention the overarching priority when dealing with borrowers in default, on the one hand, and the requirements of note holders to maximize returns on the loans, on the other.
Risks Related to Our Securities
Thomas J. Axon effectively controls our company, substantially reducing the influence of our other stockholders.
Thomas J. Axon, our Chairman and President, beneficially owns more than 45% of our outstanding common stock. As a result, Mr. Axon will be able to influence significantly the actions that require stockholder approval, including:
•	the election of our directors; and,
•	the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.
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

Our common stock is quoted only on the OTC Bulletin Board, which may adversely impact the price and liquidity of the common stock, and our ability to raise capital.
Our common stock is quoted under the stock symbol “FCMC.OB” on the “OTC Bulletin Board,” a centralized quotation service for over-the-counter securities and is subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.” These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. These requirements could make it more difficult to buy or sell our common stock in the open market. In addition, this could materially adversely affect our ability to raise capital, and could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.
Our organizational documents, Delaware law and our Restructuring Agreements may make it harder for us to be acquired without the consent and cooperation of our board of directors, management and our Bank.
Several provisions of our organizational documents, Delaware law, and our Restructuring Agreements may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of our common stock.
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
Under the terms of the Restructuring Agreements, we cannot enter into mergers, consolidations, sales of any substantial portion of our assets, or certain material changes to our capital structure.
Our quarterly operating results may fluctuate and cause our stock price to decline.
Because of the nature of our business and our Restructuring Agreements, our quarterly operating results may fluctuate, or we may incur additional operating losses. Our results may fluctuate as a result of any of the following:
•	the timing and amount of collections on loans that we service;
•	the rate of delinquency, default, foreclosure and prepayment on the loans we service;
•	changes in interest rates;
•	fair valuation adjustments related to changes in the fair value of investments in mortgage loans and real estate held for sale and investments in trust certificates;

•	our inability to purchase and originate new mortgage loans for portfolio or for sale in the secondary mortgage market;
•	our inability to successfully enter the new business of servicing loans for third parties;
•	further declines in the estimated value of real property securing mortgage loans;
•	increases in operating expenses associated with the changes in our business;
•	general economic and market conditions; and,
•	the effects of state and federal tax, monetary and fiscal policies.
Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our common stock. We cannot assure you that the market price of our common stock will not fluctuate or further significantly decline in the future.
Compliance with the rules of the market in which our common stock trades, and proposed and recently enacted changes in securities laws and regulations are likely to increase our costs.
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
On March 4, 2005, we entered into a sublease agreement with Lehman Brothers Holdings Inc. to sublease approximately 33,866 square feet of space on the 25th floor at 101 Hudson Street, Jersey City, New Jersey for use as executive and administrative offices. On July 27, 2005, we entered into a lease agreement with 101 Hudson Leasing Associates to lease approximately 6,856 square feet of space on the 37th floor at 101 Hudson Street, Jersey City, New Jersey for use as administrative offices. Pursuant to the lease, in 2009 we paid 101 Hudson Leasing Associates rent of approximately $16,000 per month. The terms of both the sublease for the 25th floor and the lease for the 37th floor were through December 30, 2010. However, effective as of June 26, 2009, pursuant to applicable bankruptcy law, Lehman Brothers Holdings Inc. rejected its lease with 101 Hudson Leasing Associates. As a result of the Lehman Brothers Holdings Inc.’s rejection, our lease is now with 101 Hudson Leasing Associates for the space on the 25th floor and we now lease both the 25th floor space and the 37th floor space directly from 101 Hudson Leasing Associates. The term of this combined lease will be through December 30, 2013 for approximately $98,000 per month. Through June 2009, pursuant to the sublease, we paid Lehman Brothers Holdings Inc. rent of approximately $72,000 per month, and from July through December 2009, we paid 101 Hudson Leasing Associates rent of approximately $82,000 per month.
On March 30, 2007, we entered into a lease agreement with 101 Hudson Leasing Associates to lease approximately an additional 6,269 square feet of space on the 37th floor at 101 Hudson Street, Jersey City, New Jersey for use as administrative offices. Pursuant to the lease, we paid 101 Hudson Leasing Associates rent of approximately $17,000 per month in 2009. The term of the lease is through December 31, 2013.

In addition, we leased approximately 228 square feet of office space in Trevose, Pennsylvania under a lease agreement that was extended in March 2008 on a month-to-month basis through November 30, 2008. The monthly lease payment for the Trevose office was not significant, and as of December 31, 2008, the lease was terminated. On August 1, 2008, Franklin entered into a lease agreement with Patelco Credit Union to lease 1,500 square feet of space in Concord, California for rent of approximately $4,750 per month, which was terminated on June 29, 2009.
Our Tribeca subsidiary had leased office space in Trevose, Pennsylvania (approximately 1,000 square feet) under a lease agreement that was extended in December 2007 on a month-to-month basis through October 31, 2008, and in Marlton, New Jersey (approximately 2,426 square feet) under a lease agreement with a term that was extended to July 31, 2009. The monthly lease payment for the Trevose office was not significant, and as of December 31, 2008, the lease was terminated. The monthly lease payment for the Marlton office was approximately $6,000 in 2009. At December 31, 2008, the Marlton office space was not being utilized by Tribeca, and the remaining lease payments of $64,000 were accrued and other non-usable fixed assets of $246,000 were written off. The Marlton lease expired unrenewed on July 31, 2009.
On February 13, 2006, Tribeca entered into a lease agreement with 18 Harrison Development Associates, an entity controlled by Thomas J. Axon, to lease approximately 950 square feet on the 5th floor at 18 Harrison Street, New York, New York, for approximately $4,880 per month, for use as additional office space. The lease was extended for an additional period of one year at a rate of approximately $5,124 per month, which expired unrenewed in February 2008.
As part of its acquisition of the wholesale mortgage origination unit in February 2007, Tribeca assumed the lease obligation for office space located in Bridgewater, New Jersey, for approximately 14,070 square feet. The term of the lease is through January 31, 2011 at approximately $21,000 per month. The space was not being utilized by Tribeca, and due to adverse market conditions for rental commercial space of this type, the remaining lease payments of $597,000 were accrued and other non-usable fixed assets of $209,000 were written off in 2008.

ITEM 3.	LEGAL PROCEEDINGS
We are involved in routine litigation matters generally incidental to our business, which primarily consist of legal actions related to the enforcement of our rights under mortgage loans we hold, held, service or collect for others, none of which is individually or in the aggregate material. In addition, because we originated, acquired, service and collect on mortgage loans throughout the country, we must comply and were required to comply with various state and federal lending, servicing and debt collection laws, rules and regulations and we are routinely subject to investigation and inquiry by regulatory agencies, some of which arise from complaints filed by borrowers, none of which is individually or in the aggregate material.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
The following table sets forth the bid prices for the common stock and the sales prices for the common stock on the OTC Bulletin Board, Nasdaq and Pink Sheets, as applicable, for the periods indicated. Trading during these periods was limited and sporadic; therefore, the following quotes may not accurately reflect the true market value of the securities. Prices since November 3, 2008 reflect inter-dealer prices without retail markup or markdown or commissions and may not represent actual transactions, while prices prior to such date are as reported by Nasdaq.

	High	Low
Year Ended December 31, 2008:
First Quarter	$1.10	$0.60
Second Quarter	1.19	0.63
Third Quarter	0.86	0.27
Fourth Quarter	1.25	0.35
Year Ended December 31, 2009:
First Quarter	0.75	0.13
Second Quarter	1.00	0.25
Third Quarter	1.10	0.40
Fourth Quarter	1.25	0.30
Holders. As of March 24, 2010, there were approximately 392 record holders of the Company’s common stock.
Dividend Policy. Franklin Holding historically has not paid cash dividends on our common stock, and due to operating losses and deficit stockholders’ equity does not expect to pay a cash dividend in the near future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon a complete review and analysis of all relevant factors, including our financial condition, operating results, capital requirements and any other factors the board of directors deems relevant. In addition, the Restructure Agreements expressly restrict payments to stockholders, without the prior written consent of the Bank, which includes our ability to pay dividends.

Securities Authorized for Issuance Under Compensation Plans. The information required by this item concerning securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
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
Effective with the Restructuring, the loans transferred by the Company to the Trust continue to be included on the Company’s balance sheet in accordance with GAAP, and, therefore, the revenues from such loans are reflected in the Company’s consolidated results, notwithstanding the fact that trust certificates representing an undivided interest in approximately 83% of the Trust assets were transferred to Huntington in the Restructuring. As a result, the fees received from Huntington subsequent to March 31, 2009 for servicing their loans, and the third party costs incurred by us in the servicing and collection of their loans and reimbursed by Huntington, for purposes of these consolidated financial statements are not recognized as servicing fees and reimbursement of third party servicing costs, but as additional interest and other income earned and additional, offsetting expenses as if the Company continued to own the loans.
Going Concern Uncertainty
The Company has been and continues to be operating in an extraordinary and difficult environment, and has been significantly and negatively impacted by the unprecedented credit and economic market turmoil of the past two plus years, including the recent recessionary economy of 2009. Particularly impacting the Company as of the March 2009 Restructuring was the severe deterioration in the U.S. housing market and the nearly complete shutdown of the mortgage credit market for borrowers without excellent credit histories, and the slowing economy with increasing unemployment. These unprecedented market conditions adversely affected the Company’s portfolio of residential mortgage loans, particularly its second-lien mortgage loans, delinquencies, provisions for loan losses, operating losses and cash flows, which resulted in significant stockholders’ deficit of $464.5 million at December 31, 2008 and $822.9 million at March 31, 2009. At December 31, 2009, the

Company’s stockholders’ deficit was $806.8 million. The Company has been, since the latter part of 2007, expressly prohibited by its agreements with the Bank from acquiring or originating loans. In addition, the Company’s restructuring agreements with the Bank contain affirmative covenants that the Company’s servicing subsidiary, FCMC, be licensed, qualified and in good standing, where required, and that it maintain its licenses to service mortgage loans and real estate owned properties serviced under the servicing agreement entered into in connection with the Restructuring. Any event of default under the March 31, 2009 Restructuring Agreements, or failure to successfully renew these Restructuring Agreements or enter into new credit facilities with Huntington prior to their scheduled maturity, could entitle Huntington to declare the Company’s indebtedness immediately due and payable and result in the transfer of the remaining loans pledged to Huntington to a third party. Moreover, certain events of default under the Restructuring Agreements, including defaults under provisions relating to enforceability, bankruptcy, maintenance of collateral and lien positions, and certain negative covenants typical for agreements of this nature, or defaults under its Servicing Agreement with the Bank or the Licensing Credit Agreement could result in the transfer of the Company’s sub-servicing contract as servicer of what had been substantially all of its loans and owned real estate prior to the Restructuring. Without the continued cooperation and assistance from Huntington, the consolidated Franklin Holding’s ability to continue as a viable business is in substantial doubt, and it may not be able to continue as a going concern. See “Management’s Discussion and Analysis — Borrowings.”
Executive Summary
The Company had a consolidated net loss of $358.1 million attributed to common shareholders for the twelve months ended December 31, 2009, compared with a net loss of $476.3 million for the year ended December 31, 2008.
The net loss for the twelve months of 2009 was driven principally by the restructuring agreement entered into with the Bank effective March 31, 2009 that resulted in a write-down to fair market value of the Company’s mortgage loans and owned real estate, and subsequent write downs during the nine months ended December 31, 2009 due to further declines in estimated fair values and other adjustments to the mortgage loans and owned real estate, including the loans securing the Unrestructured Debt. As part of the Restructuring with the Bank, substantially all of the Company’s portfolio of subprime mortgage loans and owned real estate, was transferred to a trust (with the loans and owned real estate transferred to the Trust collectively referred to herein as the “Portfolio”) in exchange for trust certificates. In addition, at March 31, 2009, the Company transferred approximately 83%, or approximately $760 million, of the Portfolio (in the form of trust certificates) to Huntington and received preferred and common stock in the amount of $477.3 million in Huntington’s REIT. Because the transfer of the trust certificates is treated as a financing and not a sale for accounting purposes, the mortgage loans and real estate have remained on the Company’s balance sheet classified as mortgage loans and real estate held for sale securing a nonrecourse liability in an equal amount. Effective March 31, 2009, the carrying value of the remaining approximately 17%, or $151.2 million, of the Portfolio, which was also transferred to the Trust as part of the Restructuring in exchange for trust certificates (investments in trust certificates at fair value) that are held by the Company, was reclassified as an investment “available for sale” and, therefore, recorded at fair value approximating $95.8 million on March 31, 2009. In addition, the Company classified as an investment “held for sale” loans with a carrying value of approximately $11.4 million representing the Company’s remaining subprime mortgage loans not subject to the Restructuring (notes receivable held for sale, net), which collateralizes the Unrestructured Debt and, as a result, recognized a loss of $7.3 million, which, on March 31, 2009, was recorded as loss on valuation of investment in trust certificates and notes receivable held for sale. During the nine months since the Restructuring, the Company incurred losses from various fair value adjustments on the Portfolio and the loans that collateralize the Unrestructured Debt, which amounted to $27.2 million, principally as a result of (i) losses recognized from sales of owned real estate acquired through foreclosure and (ii) offsetting expenses equal to interest income and fees on the approximately 83% of the Portfolio transferred to the Huntington REIT. The Company had stockholders’ deficit of $806.8 million at December 31, 2009, or a deficit book value per common share of $100.69.

Although the transfer of the trust certificates, representing approximately 83% of the Portfolio, to the REIT is structured in substance as a sale of financial assets, the transfer, for accounting purposes, is being treated as a financing under GAAP (specifically under the Financial Accounting Standards Board’s new Accounting Standards Codification Topic 860, Transfers and Servicing). While Franklin transferred legal ownership and the economic interests and risks relating to the underlying assets of the related trust certificates to the Bank in exchange for preferred and common stocks of the REIT, the transfer does not meet one of the technical requirements of applicable Topic 860 insofar as, for accounting purposes, it can not be assured that the transferred assets are legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy. The treatment as a financing on the Company’s balance sheet, however, did not affect the cash flows of the transfer, and does not affect the Company’s cash flows or its reported net income nor would it, necessarily, dictate the treatment of the assets in a bankruptcy.
The net loss for the year ended December 31, 2008 was principally the result of a $458.1 million provision for loan losses and interest reversals for non-accrual loans. Due principally to the substantial deterioration in the housing and subprime mortgage markets and the slowing economy with increasing unemployment, and the concomitant deterioration in the performance of the Company’s loan portfolios, the Company reassessed its allowance for loan losses throughout the year 2008, which resulted in significantly increased estimates of inherent losses in its portfolios and increased allowances for loan losses. The Company had stockholders’ deficit of $464.5 million at December 31, 2008.
Application of Critical Accounting Policies and Estimates
The following discussion and analysis of financial condition and results of operations is based on the amounts reported in our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In preparing the consolidated financial statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on our consolidated financial statements. The following is a summary of the critical accounting policies believed by management to be those that require subjective and complex judgment that could potentially affect reported results of operations. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105, which establishes the FASB ASC as the sole source of authoritative GAAP. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.
Noncontrolling interest — The Company accounts for a 10% equity interest in FCMC to a related party in accordance with Topic 810, Consolidations, applying consolidation accounting under Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”).
Investment in REIT Securities — Investment in REIT securities, common and preferred stocks, is carried at cost. The preferred and common stock of the REIT cannot be sold or redeemed by the Company, and is, therefore, classified as of the date of purchase as non-marketable. The investment in REIT securities is evaluated periodically for other than temporary impairment. The investment in common stock is approximately $4.9 million.
Investment in Trust Certificates — Investment in trust certificates is classified at the date of purchase as “available for sale,” and a fair value adjustment at March 31, 2009 was recorded as loss on valuation of trust certificates and notes receivable held for sale. Investment in trust certificates is carried at fair market value, and the certificates are valued as of the end of each reporting period. Subsequent to March 31, 2009, changes in fair value are recorded in earnings as fair valuation adjustments. The fair value of the trust certificates is based on an assessment of the underlying investment, expected cash flows and other market-based information, and where observable market prices and other data are not available for similar investments, pricing models or discounted cash flow analyses, using observable market data where available, are utilized to estimate fair market value.

Mortgage Loans and Real Estate Held for Sale — As part of the Restructuring, approximately 83% of the Portfolio, acquired through foreclosure, was transferred to the REIT and such loans and owned real estate are classified as “held for sale.” As a result, a loss on the transfer was recorded as loss on mortgage loans and real estate held for sale. Subsequent to March 31, 2009, mortgage loans and real estate held for sale are carried at the lower of cost or market value. The transfer has been accounted for as a secured financing in accordance with GAAP, Topic 860, Transfers and Servicing, because for accounting purposes the requisite level of certainty that the transferred assets have been legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, including in a bankruptcy proceeding, was not achieved. Accordingly, in accordance with GAAP, the mortgage loans and real estate remain on the Company’s balance sheet classified as mortgage loans and real estate held for sale securing the nonrecourse liability in an equal amount. The fair value of the mortgage loans held for sale is based on an assessment of the underlying residential 1-4 family mortgage loans and real estate, expected cash flows and other market-based information, and where observable market prices and other data are not available for similar loans, pricing models or discounted cash flow analyses, using observable market data where available, are utilized to estimate market value. Mortgage loans and real estate held for sale are valued as of the end of each reporting period, and changes in fair value are recorded in earnings as fair valuation adjustments.
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
Fair Valuation Adjustments — Fair valuation adjustments include amounts subsequent to March 31, 2009 related to adjustments in the fair value of the investment in trust certificates and the nonrecourse liability, adjustments to the lower of cost or market related to mortgage loans and real estate held for sale, and for losses on sales of real estate owned.
Notes Receivable Held for Sale — At March 31, 2009, as part of the Restructuring, notes receivable, which represent the loans and assets that collateralize the Unrestructured Debt, are classified as “held for sale” as this portfolio, from time-to-time, is marketed for sale, and a lower of cost or market value was recorded as loss on valuation of investments in trust certificates and notes receivable held for sale. Subsequent to March 31, 2009, the fair value of the notes receivable is based on an assessment of the underlying residential 1-4 family mortgage loans, expected cash flows and other market-based information, and where observable market prices and other data are not available for similar loans, pricing models or discounted cash flow analyses, using observable market data where available, are utilized to estimate market value. Notes receivable are valued as of the end of each reporting period, and changes in fair value are recorded as fair valuation adjustments.
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
Discounts on Acquired Loans — The Company followed Topic 310 for acquired loans which had evidence of deterioration of credit quality since origination and for which it was probable, at the time of our acquisition, that the Company would be unable to collect all contractually required payments. For these loans, the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated by us at the time of acquisition was not accreted into income (nonaccretable discount). The amount representing the excess of cash flows estimated by us at acquisition over the purchase price was accreted into purchase discount earned over the life of the applicable loans (accretable discount). The nonaccretable discount was not accreted into income. If cash flows could not be reasonably estimated for any loan, and collection was not probable, the cost recovery method of accounting was used. Under the cost recovery method, any amounts received were applied against the recorded amount of such loans.
Subsequent to acquisition, if cash flow projections improved, and it was determined that the amount and timing of the cash flows related to the nonaccretable discount was reasonably estimable and collection was probable, the corresponding decrease in the nonaccretable discount was transferred to the accretable discount and was accreted into interest income over the remaining life of any such loan on the interest method. If cash flow projections deteriorated subsequent to acquisition, the decline was accounted for through the allowance for loan losses. Depending on the timing of an acquisition, the initial allocation of discount generally was made primarily to nonaccretable discount until the Company boarded all loans onto its servicing system; at that time, any cash flows expected to be collected over the purchase price were transferred to accretable discount. Generally, the allocation was finalized no later than ninety days from the date of purchase.

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
Allowance for Loan Losses — As a result of the Restructuring and the exchange of loans and other real estate owned for trust certificates, and because, as of March 31, 2009, the Company is carrying its investments at fair value or lower of cost or market value, the allowance for loan losses was eliminated during the first quarter of 2009, and was therefore $0 at December 31, 2009. Prior to the March 31, 2009 Restructuring, the Company reviewed its loan portfolios upon purchase of loan pools, at loan boarding, and on a frequent basis thereafter to determine an estimate of the allowance necessary to absorb probable loan losses in its portfolios. Management’s judgment in determining the adequacy of the allowance for loan losses was based on an evaluation of loans within its portfolios, the known and inherent risk characteristics and size of the portfolio, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience and other relevant factors. In connection with the determination of the allowance for loan losses, management obtained independent appraisals for the underlying collateral on an ongoing basis in accordance with company policy.
Other Real Estate Owned — Other real estate owned (“OREO”) consisted of properties acquired through, or in lieu of, foreclosure or other proceedings and were held for sale and carried at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value, less cost to sell, was charged to provision for loan losses based upon management’s continuing assessment of the fair value of the underlying collateral. OREO was evaluated periodically to ensure that the recorded amount was supported by current fair values and valuation allowances were recorded as necessary to reduce the carrying amount to fair value less estimated cost to sell. Revenue and expenses from the operation of OREO and changes in the valuation allowance were included in operations. Direct costs relating to the development and improvement of the property were capitalized, subject to the limit of fair value of the property, while costs related to holding the property were expensed in the current period. Gains or losses were included in operations upon disposal of the property.
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
Franklin’s management of interest-rate risk predominantly included the use of plain-vanilla interest rate swaps to synthetically convert a portion of its London Interbank Offered Rate (“LIBOR”)-based variable-rate debt to fixed-rate debt. In accordance with Topic 815, derivative contracts hedging the risks associated with expected future cash flows are designated as cash flow hedges. The Company formally documents at the inception of its hedges all relationships between hedging instruments and the related hedged items, as well as its interest risk management objectives and strategies for undertaking various accounting hedges. Additionally, we use regression analysis at the inception of the hedge and for each reporting period thereafter to assess the derivative’s hedge effectiveness in offsetting changes in the cash flows of the hedged items. The Company discontinues hedge accounting if it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in the fair value of the derivative in earnings. All of the Company’s interest rate swaps qualify for cash flow hedge accounting, and are so designated.
In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $837.9 million of debt (the amount designated as tranche A debt as of March 31, 2009) owed to the Bank has been paid in full. The carrying value included in accumulated other comprehensive loss (“AOCL”) within stockholders’ equity at December 31, 2009 and 2008, which is related to the terminated hedges, is amortized to earnings over time.
As of December 31, 2009, the notional amount of the Company’s fixed-rate interest rate swaps totaled $390 million, representing approximately 32% of the Company’s outstanding variable rate debt. The fixed-rate interest rate swaps are expected to reduce the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR during the remaining terms of the swap agreements. All of our interest rate swaps were executed with the Bank.
Through December 31, 2008, changes in the fair value of derivatives designated as cash flow hedges, in our case the swaps, was recorded in AOCL within stockholders’ equity to the extent that the hedges were effective. Any hedge ineffectiveness is recorded in current period earnings as a part of interest expense. If a derivative instrument in a cash flow hedge is terminated, the hedge designation is removed, or the hedge accounting criteria are no longer met, the Company will discontinue the hedge relationship.
As of December 31, 2008, the Company removed the hedge designations for its cash flow hedges. As a result, the Company will continue to carry the December 31, 2008 balance related to these hedges in AOCL unless it becomes probable that the forecasted cash flows will not occur. The balance in AOCL as of December 31, 2009 is amortized to earnings as part of interest expense in the same period or periods during which the hedged forecasted transaction affects earnings. Changes in the fair value of the remaining interest rate swaps are accounted for directly in earnings.

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
Fair values for over-the-counter interest rate contracts, which are determined from market observable inputs, including the LIBOR curve and measures of volatility used to determine fair values, are considered Level 2 observable market inputs.
Fair values for certain investments (Level 3 assets) are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.
New Accounting Pronouncements
A discussion of new accounting pronouncements that are applicable to Franklin, and have been or will be adopted by Franklin, is included in Note 2 in “Consolidated Notes to Financial Statements — Recent Accounting Pronouncements.”
Results of Operations — Franklin Credit Management Corporation (FCMC)
The Company’s operating business since January 1, 2009 has been conducted principally through FCMC, our specialty consumer finance subsidiary company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery servicing, and in the due diligence, analysis, pricing and acquisition of residential mortgage portfolios, for third parties. The portfolios serviced for other entities, as of December 31, 2009, principally included Huntington (first and second-lien loans secured by 1-4 family residential real estate previously acquired and originated by Franklin and transferred to the Trust) and Bosco. The Company’s consolidated financial statements, while including the results of FCMC, include the results of all consolidated entities of Franklin Holding, which includes all the assets and debt obligations that have resulted from Franklin’s legacy business prior to March 31, 2009.
As a result of the March 2009 Restructuring and the corporate reorganization that took effect December 19, 2008, FCMC, the Company’s servicing entity within the Franklin group of companies, notwithstanding the substantial stockholders’ deficit of Franklin, has positive net worth and 30% of its equity free from the pledges to the Bank. The Restructuring provided for the release of thirty percent of the equity in FCMC, ten percent of which has been transferred to the Company’s principal stockholder, Thomas J. Axon, from the Company’s pledges to the Bank in respect of its Legacy Credit Agreement.

At December 31, 2009, FCMC had total assets of $26.3 million and had stockholders’ equity of $18.9 million. At December 31, 2008, FCMC’s total assets amounted to $40.4 million and its stockholders’ equity was $15.7 million. Inter-company payables and receivables were eliminated in deriving the Consolidated Financial Statements of Franklin. FCMC recognized net income of approximately $4.2 million for the year ended December 31, 2009, principally from servicing the portfolio of loans and assets for the Bank and Bosco. Inter-company servicing revenues allocated to FCMC during the first quarter of 2009 were based principally on the servicing contract entered into as part of the Restructuring, which became effective on March 31, 2009. FCMC charges its sister companies a management fee that is estimated based on internal services rendered by its employees to those companies. Inter-company allocations, the Federal provision for income taxes, and cash servicing revenues received from the Bank for servicing its loans during 2009 have been eliminated in deriving the Consolidated Financial Statements of Franklin. Servicing revenues were eliminated in the Consolidated Financial Statements of Franklin due to the accounting treatment for the transfer of the trust certificates as a financing under GAAP Topic 860, Transfers and Servicing.
Upon the request of the Bank, FCMC made a distribution of $2,245,000 to the Bank on September 30, 2009. The distribution, which represented approximately 70% of the estimated net income of FCMC for the six months ended September 30, 2009 after a holdback of $500,000, was made pursuant to the provisions of the Legacy Credit Agreement currently entitling the Bank to 70% of all amounts distributed by FCMC. The distribution was principally applied by the Bank to pay down the debt obligations of certain of FCMC’s sister companies as provided for by the terms of the Legacy Credit Agreement with the Bank. The remaining 30%, or $962,000, was distributed in November 2009 as a dividend of $9,623.38 per share to the stockholders of FCMC, including $866,000 to FCHC in respect of its ownership of 90% of the outstanding stock of FCMC, and $96,000 to Thomas J. Axon, the Chairman and President of the Company, in respect of his ownership of 10% of the outstanding stock of FCMC.
The Legacy Credit Agreement requires that each dividend by FCMC to its stockholders be accompanied by payment of a distribution to the Bank of an amount such that the Bank receives 70% of the combined amounts paid by FCMC. While FCMC is not a borrower under the Legacy Credit Agreement or otherwise liable for the indebtedness thereunder it has pledged certain collateral in support of the Legacy Credit Agreement, and a default under the Legacy Credit Agreement could result in the Bank’s foreclosure on the assets and stock of Franklin Holding’s subsidiaries, excluding the assets of FCMC (other than an office condominium unit held by FCMC and certain cash collateral which also serves as security under the Licensing Credit Agreement) and the unpledged portion of FCMC’s stock.
On March 26, 2010, the Company entered into an amendment to the Licensing Credit Agreement with the Bank, which renewed and extended the Licensing Credit Agreement. The amendment includes a reduction of the draw credit facility (“Draw Facility”) from $5.0 million to $4.0 million and an extension of the termination date to May 31 2010 for the Draw Facility and to March 31, 2011 for the $2.0 million revolving line of credit and $6.5 million letter of credit facilities. The amendment further provides that FCMC shall, to the extent permitted by applicable law, no less frequently than semi-annually, within forty-five days after each June 30th and December 31st of each calendar year, make pro-rata dividends, distributions and payments to FCMC’s shareholders and the Bank under the Legacy Credit Agreement. In accordance with the Legacy Credit Agreement, the Bank is currently entitled to 70% of all amounts distributed by FCMC. The payment of any dividend, distribution or payment to FCMC’s shareholders and the Bank s would result in a reduction of FCMC’s stockholders’ equity and cash available for its operations.

A summary of FCMC’s stand-alone financial results for the year ended December 31, 2009 and at December 31, 2009 are as follows:

Twelve Months Ended
STATEMENT OF INCOME	December 31, 2009
REVENUES:
Interest income	$104,836
Servicing fees and other income	27,870,675

Total revenues	27,975,511

OPERATING EXPENSES:
Interest expense	78,119
Collection, general and administrative	20,188,497
Depreciation	642,941

Total operating expenses	20,909,557

INCOME BEFORE PROVISION FOR INCOME TAXES	$7,065,954
Provision for income taxes	2,824,007

NET INCOME	$4,241,947

BALANCE SHEET	At December 31, 2009
ASSETS:
Cash and cash equivalents	$15,116,880
Restricted cash	4,770,867
Receivables, fixed and other assets	6,436,434

Total assets	$26,324,181

LIABILITIES:
Debt	$1,000,000
Servicing liabilities	4,770,867
Other liabilities	1,675,372

Total liabilities	$7,446,239

STOCKHOLDERS’ EQUITY	$18,877,942

Total liabilities and stockholders’ equity	$26,324,181

SERVICING PORTFOLIO:
Number of loans serviced	36,700
Unpaid principal balance serviced	$1.80 billion
Prior to the Restructuring in March 2009, the Company had two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. As a result of the Restructuring, the Company’s only principal business has been the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery servicing, for third parties; and, therefore, the Company no longer had separate reportable operating segments.

Results of Operations — Franklin Credit Holding Corporation
Although the transfer of the trust certificates, representing approximately 83% of the Portfolio, to the REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, is treated as a financing in accordance with GAAP. Therefore, the mortgage loans and real estate have remained on the Company’s balance sheet classified as mortgage loans and real estate held for sale securing a nonrecourse liability in an equal amount. The treatment as a financing on the Company’s balance sheet, however, did not affect the cash flows of the transfer, and does not affect the Company’s cash flows or its reported net income nor would it, necessarily, dictate the treatment of the assets in a bankruptcy.
As a result, the fees received from Huntington subsequent to March 31, 2009 for servicing their loans, and the third party costs incurred by us in the servicing and collection of their loans and reimbursed by Huntington, for purposes of these consolidated financial statements are not recognized as servicing fees and reimbursement of third party servicing costs, but as additional interest and other income earned and additional, offsetting expenses as if the Company owned and self serviced the loans.
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Overview. As part of the Restructuring with the Bank, substantially all of the Company’s portfolio of subprime mortgage loans and owned real estate, was transferred to a trust (with the loans and owned real estate transferred to the Trust collectively referred to herein as the “Portfolio”) in exchange for trust certificates. In addition, at March 31, 2009, the Company transferred approximately 83%, or approximately $760 million, of the Portfolio (in the form of trust certificates) to Huntington and received preferred and common stock in the amount of $477.3 million in Huntington’s REIT. Because the transfer of the trust certificates is treated as a financing and not a sale for accounting purposes, the mortgage loans and real estate have remained on the Company’s balance sheet classified as mortgage loans and real estate held for sale securing a nonrecourse liability in an equal amount. Effective March 31, 2009, the carrying value of the remaining approximately 17%, or $151.2 million, of the Portfolio, which was also transferred to the Trust as part of the Restructuring in exchange for trust certificates (investments in trust certificates at fair value) that are held by the Company, was reclassified as an investment “available for sale” and, therefore, recorded at fair value approximating $95.8 million on March 31, 2009. In addition, the Company classified as an investment “held for sale” loans with a carrying value of approximately $11.4 million representing the Company’s remaining subprime mortgage loans not subject to the Restructuring (notes receivable held for sale, net) that collateralizes the Unrestructured Debt, which, on March 31, 2009, was recorded at fair value approximating $4.3 million.
The Company had a net loss attributed to common shareholders of $358.1 million for the year ended December 31, 2009, compared with a net loss of $476.3 million for the year ended December 31, 2008. The net loss for the year ended December 31, 2009 was principally due to the March 31, 2009 Restructuring. As part of the Restructuring, Franklin Credit Holding Corporation transferred approximately 83% of the Portfolio (in the form of trust certificates) from the Company’s balance sheet in exchange for $477.3 million in common and preferred shares in REIT Securities. The REIT Securities had an aggregate value intended to approximate the fair market value of the trust certificates transferred to the Bank as of March 31, 2009. The Company incurred a loss of $282.6 million on the transfer of assets. In addition, the Company recognized a loss of $62.7 million on the valuation of the remaining investments on the Company’s balance sheet, approximately 17% of the Portfolio transferred to a trust in exchange for trust certificates and the remaining loans not subject to the Restructuring. During the nine months since the Restructuring, the Company incurred losses from various fair value adjustments on the Portfolio and the loans that collateralize the Unrestructured Debt, which amounted to $27.2 million, principally as a result of (i) losses recognized from sales of real estate owned acquired through foreclosure and (ii) expenses equal to the interest income and fees on the approximately 83% of the Portfolio transferred to the Huntington REIT.

The net loss for the year ended December 31, 2008 was driven principally by $458.1 million in provisions for loan losses as the Company’s portfolios of residential 1-4 family loans continued to deteriorate throughout the year, and by a significant excess of interest-bearing liabilities over interest-paying loans, both of which were the result of the Company’s significant amount of delinquent residential 1-4 family loans. As a result, the Company’s aggregate net interest income (interest income less interest expense) and non-interest income was not sufficient to support its general and administrative expenses. The significant provisions for loan losses during the year ended December 31, 2008 was due principally to the substantial deterioration in the housing and subprime mortgage markets and the slowing economy with increasing unemployment and the significant further deterioration in the performance of the Company’s portfolios of acquired and originated loans, which resulted in significantly increased estimates of inherent losses in its portfolios and the need for substantial increases in reserves throughout the year.
The Company had stockholders’ deficit of $806.8 million at December 31, 2009, compared to stockholders’ deficit of $464.5 million at December 31, 2008.
The Company had a loss per common share for the twelve months ended December 31, 2009 of $44.74 both on a diluted and basic basis, compared to a loss per common share of $59.67 on both a diluted and basic basis for the twelve months ended December 31, 2008. Revenues decreased by $354.7 million to a loss of $244.8 million for the twelve months ended December 31, 2009, from $109.9 million for the twelve months ended December 31, 2008. Our total debt outstanding decreased to $1.37 billion at December 31, 2009 from $1.44 billion at December 31, 2008. As a result of the restructuring of our debt, including $300 million of debt forgiveness in December 2007, a zero rate of interest on $125 million of our debt up to the effective date of the Restructuring and the benefit of a decline in one-month LIBOR on our interest-sensitive borrowings, interest expense (inclusive of amortization of deferred financing costs and success fees) decreased by $4.6 million, or 6%, during the twelve months ended December 31, 2009 compared with the same period in 2008. Collection, general and administrative expenses decreased by $8.2 million, or 17%, to $40.3 million during the twelve months ended December 31, 2009, from $48.5 million for the same period in 2008. The provision for loan losses decreased by $458.1 million to just $169,000 in the twelve months ended December 31, 2009.
Revenues. Revenues decreased by $354.7 million for the twelve months ended December 31, 2009, from $109.9 million for the twelve months ended December 31, 2008 to a loss of $244.8 million. Revenues include interest income, dividend income, purchase discount earned, gain on recovery of contractual loan purchase rights, loss on mortgage loans and real estate held for sale, loss on valuation of trust certificates and notes receivable held for sale, fair valuation adjustments, gain on sale of OREO and servicing fees and other income.
Interest income decreased by $35.0 million, or 38%, to $58.1 million during the twelve months ended December 31, 2009 from $93.1 million during the twelve months ended December 31, 2008. The decrease in interest income reflected an approximate 45% increase in loans on nonaccrual due to increased serious delinquencies in the Company’s loan portfolios and a change in the interest accrual policy, effective with the Restructuring, to accrue only one month of interest on performing loans (loans that are contractually current). Approximately $1.23 billion of loans were on nonaccrual status at December 31, 2009 compared with $851.2 million at December 31, 2008.
Dividend income from the Investment in REIT securities, received in exchange for Trust Certificated transferred to the Bank’s REIT on March 31, 2009, was $32.0 million during the twelve months ended December 31, 2009. There was no dividend income during the same period last year.

Purchase discount earned decreased by $2.2 million, or 85%, to $392,000 during the twelve months of 2009 from $2.6 million during the twelve months of 2008. This decrease was the result of the elimination of the remaining balance of purchase discount on March 31, 2009 effective with the Restructuring, and, therefore there was no purchase discount remaining to be earned during the last three quarters of 2009.
Gain on recovery of contractual loan purchase rights amounted to $30.6 million during the twelve months ended December 31, 2009. The gain was principally the result of proceeds received from contractual loan purchase rights during the three months ended June 30, 2009. There was no gain on recovery of contractual loan purchase rights in the twelve months ended December 31, 2008.
Loss on mortgage loans and real estate held for sale was $282.6 million during the twelve months ended December 31, 2009, which occurred during the three months ended March 31, 2009. On March 31, 2009, the Company transferred trust certificates in the Trust having a carrying value approximating $759.9 million, representing approximately 83% of the trust certificates representing the Portfolio previously transferred to the Trust, in exchange for preferred and common stock in Huntington’s REIT (REIT Securities) with a fair market value approximating $477.3 million. The transfer of the trust certificates has been accounted for as a secured financing in accordance with GAAP Topic 860, Transfers and Servicing because for accounting purposes the requisite level of certainty that the transferred assets have been legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, including in a bankruptcy proceeding, was not achieved. Accordingly, in accordance with GAAP, the mortgage loans and real estate remain on the Company’s balance sheet classified as mortgage loans and real estate held for sale securing the nonrecourse liability in an equal amount. The loss, therefore, represented the application of fair market value accounting that resulted in a write-down to fair market value. Included in the realized loss from the March 31, 2009 exchange was a charge-off of accrued interest on the loans exchanged in the amount of $8.6 million that was not collected as part of the Restructuring.
Loss on valuation of investment in trust certificates, mortgage loans and real estate held for sale was $62.7 million during the twelve months ended December 31, 2009. At March 31, 2009, effective with the Restructuring, the retained trust certificates in the Trust had a book value of approximately $151.2 million, representing approximately the remaining 17% of the Company’s economic interest in the Portfolio, exclusive of the assets collateralizing the Unrestructured Debt, were classified as “available for sale” and fair market value accounting was applied that resulted in a write-down to fair market value approximating $95.8 million. The loans collateralizing the Unrestructured Debt with a carrying value of $11.4 million were classified as “held for sale” and adjusted to approximate the fair market value of $4.1 million, which resulted in a realized a loss of $7.3 million.
Fair valuation adjustments (fair value adjustments of the investment in trust certificates and the nonrecourse liability) amounted to a net loss of $27.2 million for the twelve months ended December 31, 2009. Included in the fair valuation adjustments in the twelve months ended December 31, 2009 were (i) net losses realized from sales of owned real estate acquired through foreclosure in the amount of $14.9 million, which were somewhat offset by adjustments to reduce the nonrecourse liability in the amount of $4.3 million, (ii) expenses recognized on the nonrecourse liability equal to the interest income and fees [received] in the amount of $17.7 million on the approximately 83% of the Portfolio transferred to the Huntington REIT, and (iii) various other net adjustments to the fair value in the amount of approximately $1.2 million, net. In addition, during the nine months ended December 31, 2009, the Company incurred a net loss of approximately $34.4 million due to further declines and other adjustments in the estimated fair value of the 83% of the Portfolio transferred to the REIT, which was offset by a reduction in the related nonrecourse liability for a like amount; and, therefore, had no impact on the Company’s net operating results or cash flows.

Gain on sale of OREO decreased by $1.8 million, or 83%, to $374,000 during the twelve months ended December 31, 2009, from $2.2 million during the twelve months ended December 31, 2008. We sold 198 OREO properties with an aggregate carrying value of $18.9 million during the twelve months of 2009, as compared to 490 OREO properties with an aggregate carrying value of $41.6 million during the twelve months of 2008. For periods subsequent to the March 31 Restructuring, during the nine months ended December 31, 2009, gains and losses on sales of OREO were reflected in fair valuation adjustments.
Servicing fees and other income (principally third-party subservicing fees, third-party acquisition services fees and late charges, prepayment penalties and other miscellaneous servicing revenues) decreased by $5.7 million, or 48%, to $6.3 million during the twelve months ended December 31, 2009 from $12.0 million during the corresponding period last year. This decrease was principally the result of decreased recoveries of outside foreclosure attorney costs from delinquent borrowers, an insignificant amount of due diligence fees earned from third parties, reduced late charges collected from delinquent borrowers, decreased prepayment penalties due to a continuing slower rate of loan payoffs, a write off of $462,000 in administrative fees associated with services provided on the Bosco portfolio by FCMC, and a reduction of $702,000 in the servicing fees recognized on the portfolio of loans serviced for BOSCO as a result of amendments to the servicing contract with Bosco effective in February and October 2009.
Operating Expenses. Operating expenses decreased by $471.7 million, or 80%, to $115.9 million during the twelve months of 2009 from $587.6 million during the same period in 2008. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.
Interest expense decreased by $4.2 million, or 5%, to $74.3 million during the twelve months ended December 31, 2009 from $78.5 million during the twelve months ended December 31, 2008. This decrease was the result of a lower average cost of funds, exclusive of the effect of interest rate swaps, during the twelve months ended December 31, 2009 of 3.58%, compared to 4.99% during the twelve months ended December 31, 2008, reflecting the restructuring of the interest rate terms on our debt and a decline of about 21 basis points in one-month LIBOR since December 31, 2008, which was nearly offset by the cost of interest rate swaps. On February 27, 2008, the Company entered into $725 million (notional amount) of fixed-rate interest rate swaps, and on April 30, 2008, the Company entered into an additional $275 million (notional amount) of fixed-rate interest rate swaps, in order to limit the negative effect of a rise in short-term interest rates by effectively stabilizing the future interest payments on a portion of its variable-rate debt. As of April 1, 2009, due to swap maturities and early terminations, the Company had in place $390 million (notional amount) of fixed-rate interest rate swaps. Because short-term interest rates actually declined in the months following the purchase of these swaps and due to the amortization of the AOCL balance relating to terminated interest rate swaps, offset somewhat by an increase in the fair value of the swaps during 2009, the interest rate swaps increased the Company’s interest cost in the twelve months ended December 31, 2009 by $23.4 million. At December 31, 2009, the weighted average interest rate of our borrowed funds, exclusive of the effect of the interest rate swaps, was 3.94%, compared with 3.95% at December 31, 2008.

Collection, general and administrative expenses decreased by $8.2 million, or 17%, to $40.3 million during the twelve months ended December 31, 2009, from $48.5 million during the corresponding period in 2008. The decrease in collection, general and administrative expenses was principally the result of a reduction in operating costs throughout the Company including decreased servicing costs due to a reduction of third-party expenses incurred on servicing the Bank’s portfolio of loans since, effective April 1, 2009 with the Restructuring, the Bank has directed the Company as servicer to limit certain third-party costs and expenses that are reimbursed by the Bank. These decreased costs were somewhat offset by the costs of the Restructuring. Total restructuring costs with the Bank were $4.7 million during the twelve months ended December 31, 2009 as compared to $1.5 million during the twelve months ended December 31, 2008, and represented principally outside legal and consulting expenses, including reimbursement of costs incurred by Huntington in accordance with the Restructuring Agreements in 2009 and the Forbearance Agreements in 2008. Salaries and employee benefits expenses decreased by $3.0 million, or 17%, to $15.0 million during the twelve months ended December 31, 2009, from $18.0 million during the twelve months ended December 31, 2008, due to reductions in staff throughout the Company during the past 21 months, including salary reductions for certain senior executives and various other cost-saving measures implemented in the beginning of April 2009. The number of servicing employees decreased to 113 at December 31, 2009, from 159 employees at December 31, 2008. The Company ended the twelve months ended December 31, 2009 with 154 employees, compared with 220 employees at December 31, 2008. Legal fees relating to collection and loss mitigation activities decreased by $2.3 million, or 25%, to $6.9 million from $9.2 million during the same period last year. This decrease principally reflected reduced outside legal services for foreclosure, bankruptcy and judgment activities for the delinquent loans in the portfolios serviced for the Bank during the last three quarters of 2009, which are now subject to approval and reimbursement by the Bank. The Company also experienced an increase in corporate legal expenditures not directly related to the Restructuring of $83,000, or 6%, to $1.5 million from $1.4 million, principally related to a nonrecurring matter, as compared to the same twelve-month period last year. Servicing expenses related to the maintenance and management of OREO decreased by approximately $1.2 million to $2.9 million during the twelve months ended December 31, 2009, from $4.2 million during the same twelve-month period last year, primarily due to a delay in moving loans through the foreclosure process as a result of first seeking to qualify borrowers under HAMP; and, due to approval and reimbursement by the Bank for OREO serviced on behalf of the Trust, during the last three quarters of 2009, which was somewhat offset by payments of all outstanding property taxes in the first quarter of 2009 in accordance with the terms of the Restructuring. In addition, other third-party servicing expenses related to our collection, loss mitigation and deficiency operations decreased by $426,000 to $2.8 million from $3.3 million for the twelve months ended December 31, 2008, primarily due to a decrease in the volume of properties and a reduction in fees for our force-placed insurance on borrower properties and other decreased third-party vendor activities as directed by the Bank effective April 1, 2009. Professional fees decreased by $1.2 million, or 46%, to $1.4 million from $2.7 million, principally due to a decrease in outside audit fees and the non-accrual of the 2009 audit/tax fees, which will now be expensed in the same period as the services are provided, compared to the same period last year. Rent expenses decreased by $770,000 to $1.2 for the twelve months ended December 31, 2009, due principally to the cost of a lease write-down of vacant office space during the second quarter of 2008. Various other general and administrative expenses decreased by approximately $2.6 million during the twelve months ended December 31, 2009, principally due to reduced costs throughout the Company’s operations and the related reductions in the workforce because the Company ceased to acquire and originate loans in November 2007 and re-directed its business to a fee for services model.
There was a provision for loan losses of $169,000 during the twelve months ended December 31, 2009, compared with a provision of $458.1 million during the twelve months ended December 31, 2008. The virtual absence of a provision for loan losses during the twelve months ended December 31, 2009 reflected the transfer of a significant portion of our portfolio of notes receivable, loans held for sale and OREO properties to the Trust on March 31, 2009 and the exchange and retention, principally in the form of trust certificates, of the remaining portion of our portfolio of notes receivable, loans held for sale and OREO properties as part of the Restructuring. As a result of the Restructuring and the exchange of the Company’s loans and OREO assets for investments carried at either fair market value or lower of cost or market value, an allowance for loan losses is no longer necessary and the provision for loan losses effective March 31, 2009 was substantially eliminated. The provision for loan losses for the year 2008 of $458.1 million was due principally to the substantial deterioration in the housing and subprime mortgage markets, and the slowing economy with increasing unemployment, and the concomitant deterioration in the performance of the Company’s loan portfolios, which resulted in significantly increased estimates of inherent losses in its portfolios and substantially increased allowances for loan losses.

Amortization of deferred financing costs decreased by $432,000, or 44%, to $537,000 during the twelve months of 2009 from $984,000 during the twelve months of 2008. This decrease resulted primarily from a reduction in portfolio collections and in accordance with the terms of the Restructuring Agreements, which resulted in a decrease in the pay down of our borrowed funds.
Depreciation expenses decreased by $892,000, or 58%, to $646,000 in the twelve months of 2009. This decrease during the twelve months ended December 31, 2009 was principally due to fully depreciated assets during the past twelve months and a reduction in assets purchased compared with the same twelve-month period in 2008.
Our pre-tax loss decreased by $117.0 million to a loss of $360.7 million during the twelve months ended December 31, 2009, from a loss of $477.7 million during the twelve months ended December 31, 2008 for the reasons set forth above.
The Company recorded net income tax benefits of $2.8 million and $1.3 million, respectively, during the twelve months ended December 31, 2009 and December 31, 2008.
Liquidity and Capital Resources
General
We ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the Bank.
As of December 31, 2009, we had one limited source of external funding to meet our liquidity requirements, in addition to the cash flow provided from servicing loans and performing due diligence services for third parties, dividends from preferred stock in a REIT owned by a Huntington subsidiary, and borrower payments of interest and principal from the notes receivable held for sale and the mortgage loans collateralizing the owned trust certificates. See “– Borrowings.”
We are required to submit all payments we receive from our preferred stock investment, the trust certificates that we own and the notes receivable held for sale to a lockbox, which is controlled by the Bank. Substantially all amounts submitted to the lockbox are used to pay down amounts outstanding under our Legacy Credit Agreement with the Bank. If the cash flow received from servicing loans and performing due diligence services for third parties is insufficient to sustain the cost of operating our business, and we have fully utilized our licensing credit facilities, there is no assurance that we can continue in business.
Short-term Investments. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk. At December 31, 2009, all of the Company’s unrestricted cash was invested in money market accounts and certificates of deposits held at The Huntington National Bank.

Cost of Funds. At of December 31, 2009, we had total borrowings of $1.37 billion, of which $1.33 billion was subject to the Legacy Credit Agreement and $39.5 million remained under the original credit facility with the Bank (the Unrestructured Debt). Substantially all of the debt under these facilities was incurred in connection with the purchase and origination of loans prior to November 2007, and as of December 31, 2009 is secured by the REIT Securities, trust certificates, cash and certain other assets, including 70% of the equity interests in FCMC and 100% of the equity interests in all other direct and indirect subsidiaries of Franklin Holding. However, the assets of our servicing subsidiary, FCMC (other than an office condominium unit, on which the Bank has a first lien, and cash collateral held as security under the Licensing Credit Agreement on which the Bank has a second priority lien under the Legacy Credit Agreement), are not pledged as collateral for such debt. At December 31, 2009, the interest rates on our term debt (Notes payable) were as follows:

		Under the terms of the
		Forbearance Agreements
		and Credit Agreement
	In accordance with the	excluded
	terms of the Restructuring	from the Restructuring
	Agreements	Agreements
FHLB 30-day LIBOR advance rate plus 2.60%	$—	$15,998,860
FHLB 30-day LIBOR advance rate plus 2.75%	—	23,535,477
LIBOR plus 2.25% (Tranche A)	770,617,430	—
LIBOR plus 2.75% (Tranche B)	417,164,681	—
15.00% (Tranche C)	140,074,386	—

	$1,327,856,497	$39,534,337

At December 31, 2009, the weighted average interest rate on term debt was 3.93%.
Cash Flow from Operating, Investing and Financing Activities
Liquidity represents our ability to obtain adequate funding to meet our financial obligations. As of December 31, 2009 and since March 31, 2009, our liquidity position is, and has been, affected principally by the collections from servicing the trust certificates and the dividends received from the preferred stock investment in the Huntington subsidiary REIT.
At December 31, 2009, we had cash and cash equivalents of $16.0 million compared with $21.4 million at December 31, 2008. Restricted cash of $2.6 million and $27.9 million at December 31, 2009 and 2008, respectively, was restricted under our credit agreements and lockbox facility with the Bank.
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
Net cash provided by operating activities was $130.4 million during the twelve months ended December 31, 2009, compared with cash used of $16.7 million during the twelve months ended December 31, 2008. The increase in cash provided by operating activities during the twelve months ended December 31, 2009 was primarily due to non-cash fair valuation losses and adjustments included in the net loss attributed to common shareholders and principal collections on mortgage loans held for sale and proceeds from the sale of real estate held for sale during the period. These increases were only partially offset by decreases in accounts payable and accrued expenses during the period.
Net cash provided by investing activities was $61.8 million in the twelve months ended December 31, 2009, compared to $205.4 million of cash provided in the twelve months ended December 31, 2008. The decrease in cash provided by investing activities during the twelve months ended December 31, 2009 was due primarily to reductions in principal collections on both notes receivable and loans held for investment, which was partially offset by an increase in the use of restricted cash, which was used to settle the cash related to the Restructuring.

Net cash used in financing activities was $197.6 million during the twelve months ended December 31, 2009, compared to $185.5 million used during the twelve months ended December 31, 2008. The increase in cash used in financing activities during the twelve months ended December 31, 2009 was due to the pay-down of the nonrecourse liability, which was the result of the principal collections on mortgage loans held for sale and proceeds from the sale of real estate held for sale, which was partially offset by reductions in principal payments of notes payable.
Borrowings
As of December 31, 2009, the Company had total borrowings of $1.37 billion under the Restructuring Agreements, of which $1.33 billion was subject to the Legacy Credit Agreement and $39.5 million remained under a credit facility excluded from the Restructuring Agreements (the Unrestructured Debt). Substantially all of the debt under these facilities was incurred in connection with the Company’s legacy purchase and origination of residential one-four family mortgage loans. These borrowings are shown in the Company’s financial statements as “Notes payable” (referred to as “term loans” or “term debt” herein). At December 31, 2009, FCMC owed $1 million under the revolving line of its Licensing Credit Agreement with the Bank, which is shown in the Company’s financial statements as “Financing agreement.”
During the nine months ended December 31, 2009 following the Restructuring, while the Company made principal payments on the senior portion (tranche A) of the notes payable in the amount of $68.4 million, total notes payable outstanding was reduced by only $43.7 million. The balance of the subordinate portions (tranches B and C) of notes payable actually increased during this nine-month period as interest due and unpaid was accrued and added to the outstanding debt balance as per the terms of Restructuring Agreements, which require all available cash to be applied to interest and principal on tranche A until paid in full before payments can be applied to tranches B and C. For the full year of 2009, the Company paid down notes payable by a total of $99.7 million.
Restructuring Agreements with Lead Lending Bank
Prior to the March 31, 2009 Restructuring Agreements that we entered into with Huntington, our indebtedness was governed by forbearance agreements and prior credit and warehousing agreements with Huntington. As of December 31, 2009, all of our borrowings, with the exception of the Unrestructured Debt in the amount of $39.5 million, are governed by credit agreements entered into as part of the Restructuring Agreements. Information regarding the credit and forbearance agreements is presented below.
March 2009 Restructuring
On March 31, 2009, Franklin Holding, and certain of its direct and indirect subsidiaries, including Franklin Credit Management Corporation and Tribeca Lending Corp., entered into a series of agreements (collectively, the “Restructuring Agreements”) with the Bank, successor by merger to Sky Bank, pursuant to which the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, and approximately 83% of the Portfolio was transferred to Huntington Capital Financing, LLC (the “REIT”), a real estate investment trust wholly-owned by the Bank.

The Restructuring did not include a portion of the Company’s debt (the “Unrestructured Debt”), which as of March 31, 2009 totaled approximately $40.7 million. The Unrestructured Debt remains subject to the original terms of the Franklin forbearance agreement entered into with the Bank in December 2007 and subsequent amendments thereto (the Franklin Forbearance Agreement) and the Franklin 2004 master credit agreement. On April 20, August 10, and November 13, 2009, Franklin Holding, and certain of its direct and indirect subsidiaries, including FCMC and Franklin Credit Asset Corporation (“Franklin Asset”) entered into amendments to the Franklin Forbearance Agreement and Franklin 2004 master credit agreement (the Amendments) with the Bank relating to the Unrestructured Debt whereby the term of forbearance period, which had been previously extended by the Bank, was extended on March 26, 2010 until June 30, 2010. The Bank again agreed to forebear with respect to any defaults past or present with respect to any failure to make scheduled principal and interest payments to the Bank (“Identified Forbearance Default”) relating to the Unrestructured Debt. During the forbearance period, the Bank, absent the occurrence and continuance of a forbearance default other than an Identified Forbearance Default, will not initiate collection proceedings or exercise its remedies in respect of the Unrestructured Debt or elect to have interest accrue at the stated rate applicable after default. In addition, FCMC is not obligated to the Bank with respect to the Unrestructured Debt and any references to FCMC in the Franklin 2004 master credit agreement governing the Unrestructured Debt have been amended to refer to Franklin Asset.
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
The Franklin forbearance agreement and the Tribeca forbearance agreement (together, the “Forbearance Agreements”) that had been entered into with the Bank were, except for approximately $39.5 million of the Company’s debt outstanding at December 31, 2009, replaced effective March 31, 2009 by the Restructuring Agreements.
In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $837.9 million (the amount designated as tranche A debt as of March 31, 2009) of term debt has been paid in full. At December 31, 2009, $770.6 million of this tranche of debt remained to be paid off before payment of the swap termination fee is triggered. The Company has other non-amortizing fixed-rate interest rate swaps with the Bank, which have not been terminated.
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

Background to the Restructuring. The severe deterioration in the U.S. housing market and the nearly complete shutdown of the mortgage credit market for most borrowers in the latter part of 2007 and throughout 2008, coupled with the severe economic slowdown and rapidly rising unemployment during 2008, resulted in increased delinquencies, provisions for loan losses, operating losses, and decreased cash flows for the Company. The impact on the Company’s operations was severe, and included (i) a substantial and growing shortfall in cash collections from the portfolio of mortgage loans and real estate owned relative to the Company’s debt service obligations owed to the Bank, (ii) a substantial and growing shortfall in the value of the Company’s assets, relative to the amounts owed to the Bank, (iii) concern by potential servicing customers and other constituencies over the continued viability of the Company, including the viability of FCMC, the Company’s servicing platform, and (iv) concern that the Bank was increasingly likely to: (a) cease granting necessary waivers and forbearances with respect to defaults under the Company’s various credit facilities; and, (b) declare a default with respect to the credit facilities and foreclose on the assets of the Company, substantially all of which were pledged to the Bank, especially in light of communications from the Bank indicating that it was seeking greater and more direct control over the collection guidelines related to the assets in the Portfolio and may have needed to foreclose on the Portfolio if it were not able to consummate a transaction like the Restructuring in which it was able to gain control over the Portfolio while keeping the credit facilities outstanding. Such a foreclosure would have left no value for the Company’s stockholders.
In order to address these issues, accommodate the concerns of the Bank to take advantage of what the Company believes is the best option to preserve value for its stockholders, the Company negotiated and entered into the Restructuring, which was approved by the Company’s Board of Directors.
Summary of the Restructuring. Key attributes of the Restructuring, as they relate to the Company’s legacy indebtedness to the Bank include:
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
(2)	principal and interest payments in respect of the Legacy Credit Agreement are only due and payable to the extent of cash flow of the Company, which cash flow would include dividends declared and paid in respect of the REIT Securities or any other assets of the Company, other than the retained interest in FCMC (as discussed below); and,
(3)	the Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets of FCMC (except for a first lien of the Bank on an office condominium unit and a second priority lien of the Bank on cash collateral held as security under the Licensing Credit Agreement) and a portion of FCMC’s stock, representing not less than twenty percent and not more than seventy percent of FCMC’s common equity, based on the amounts received by the Bank from the cash collections from FCMC’s servicing of the Portfolio as discussed in more detail below. Under the terms and conditions of the Restructuring Agreements, FCMC may pay dividends or other distributions in respect of its capital stock if FCMC delivers to the Bank a payment to be applied to outstanding obligations under the Legacy Credit Agreement equal to seventy percent of any such distribution or dividend that FCMC elects to make or declare, which percentage share may be reduced to twenty percent based upon the Bank’s receipt of the agreed amounts of net remittances from the Portfolio summarized below.

From the perspective of the Company and its stockholders, the Restructuring accomplished a number of overarching objectives, including:
(1)	release of thirty percent of the equity in FCMC, ten percent of which has been transferred to the Company’s principal stockholder, Thomas J. Axon, from the Company’s pledges to the Bank in respect of its Legacy Credit Agreement, with the possibility of release of up to an additional fifty percent (of which a maximum of ten percent would go to Thomas J. Axon), based upon the Bank’s receipt of the agreed amounts of net remittances from the Portfolio, summarized below (the “Net Remittances”), from March 31, 2009, the effective date of the Legacy Credit Agreement (the “Legacy Effective Date”), through the term of the Legacy Credit Agreement; the Bank shall reduce its interest in the equity in FCMC, as collateral, in accordance with the following collection levels;

Minimum Amount
of Net Remittances
Level	(Minimum Level Amount)	Time Period	Release of Equity Interests
Level 1	$225 million	1 year from the Legacy Effective Date	10% (70% reduces to 60%)
Level 2	$475 million	3 years from the Legacy Effective Date	10% (60% reduces to 50%)
Level 3	$575 million	No time period specified	10% (50% reduces to 40%)
Level 4	$650 million	No time period specified	10% (40% reduces to 30%)
Level 5	$750 million	No time period specified	10% (30% reduces to 20%)
(2)	entry into a servicing agreement enabling the Company to receive fee income in respect of its continued servicing of the transferred Portfolio; and,
(3)	entry into amended credit facilities in the aggregate principal amount of $13.5 million, including a $5 million facility for working capital and to support various servicer licenses, a $2 million revolving facility and a $6.5 million letter of credit facility to support various servicer licenses.

*	Provided, however, (i) if Net Remittances do not reach the minimum Level 1 amount prior to the first anniversary of the Legacy Effective Date, but reach the minimum Level 2 amount prior to the third anniversary of the Legacy Effective Date, the Bank shall retain, as collateral, 55% of the FCMC equity instead of 50%, as currently scheduled, and any subsequent reductions in the amount of FCMC equity pledged to the Bank shall be 10%; and provided further that (ii) if Net Remittances do not reach the minimum Level 1 amount prior to the first anniversary of the Legacy Effective Date and do not reach the minimum Level 2 amount prior to the third anniversary of the Legacy Effective Date, then the schedule for release of the equity interests in FCMC currently pledged to the Bank shall be as follows: (x) upon attaining the minimum Level 3 amount, the pledged equity interests in FCMC shall reduce 25% (from 70% to 45%); (y) upon attaining the minimum Level 4 amount, the pledged equity interests in FCMC shall reduce an additional 10% (from 45% to 35%), and (z) upon attaining the minimum Level 5 amount, the pledged equity interests in FCMC shall reduce an additional 10% (from 35% to 25%).
Among the most significant costs of accomplishing these objectives were:
(1)	the possible transfer of ownership of a portion of FCMC, including a minimum of twenty percent and a maximum of seventy percent, to the Bank at maturity of the Company’s Legacy Credit Agreement with the Bank, unless further extended if the Company is not otherwise able to satisfy or refinance the Legacy Credit Agreement prior to maturity;
(2)	the transfer of ten percent of ownership of FCMC to Franklin Holding’s principal stockholder, Thomas J. Axon, as the cost of obtaining certain guarantees and pledges required by the Bank as a condition of the restructuring, subject to increase to an additional ten percent should the pledge of common shares of FCMC by Franklin Holding to the Bank be reduced upon the attainment by FCMC of certain net collection targets set by the Bank with respect to the Portfolio;

(3)	entry into a service agreement with respect to FCMC’s continued servicing of the Portfolio that allows the Bank to terminate such servicing and, concomitantly, FCMC’s fee income from servicing the Portfolio; and,
(4)	the Company may incur significant income tax liabilities as a result in part of a tax basis transfer, at termination of the Legacy Credit Agreement, liquidation of the Company or any of its direct or indirect subsidiary companies, or certain other Company events such as a de facto liquidation. The amount of any tax liability that the Company may incur is not certain since any such calculations need to be performed on a company by company basis and are influenced by a number of factors including, but not limited to, the ability to use prior year losses and future results of operations.
Restructuring Agreements. In connection with the Restructuring, the Company and its subsidiaries:
1.	Transferred substantially the entire Portfolio in exchange for the REIT Securities.
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
(c)	an undivided 100% interest in the portion of consumer mortgage loan assets allocated to the M&I Marshall & Ilsley Bank (“M&I”) and BOS (USA) Inc. (“BOS”) (M&I and BOS collectively, the “Participants”) represented by two certificates (the “Participants Consumer Loan Certificates”); and,
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
Pursuant to the terms of the Amended and Restated Credit Agreement (Legacy) (the “Legacy Credit Agreement”), the Company amended and restated substantially all of its indebtedness currently subject to a certain First Amended and Restated Forbearance Agreement and Amendment to Credit Agreements, dated December 19, 2008, and a certain First Amended and Restated Tribeca Forbearance Agreement and Amendment to Credit Agreements, dated December 19, 2008 (the “Forbearance Agreements”). As more fully described below, pursuant to the terms of the Legacy Credit Agreement, (1) the Participant Trust Certificates were collaterally assigned to the Bank as collateral for the loans as modified pursuant to the terms of the Legacy Credit Agreement (the “Restructured Loans”); (2) all net collections received by New Trust in connection with the portion of the Portfolio represented by the Bank Trust Certificates will be paid to the REIT Sub or its subsidiaries; (3) the REIT Securities were pledged to the Bank as collateral for the Restructured Loans; (4) Franklin Holding pledged seventy percent (70%) of the common equity in FCMC to the Bank as collateral for the Restructured Loans; and (5) Franklin Holding and FCMC were released from existing guarantees of the Restructured Loans, including Franklin Holding’s pledge of 100% of the outstanding shares of FCMC. In exchange, Franklin Holding and FCMC provided certain limited recourse guarantees relating to the Restructured Loans, wherein the Bank agreed to exercise only limited recourse against property encumbered by the pledge agreement (the “Pledged Collateral”) made in connection with the Legacy Credit Agreement, provided Franklin Holding and FCMC, respectively, any designee acting under the authority thereof or any subsidiary of either Franklin Holding or FCMC did not (i) commission any act fraud or material misrepresentation in respect of the Pledged Collateral; (ii) divert, embezzle or misapply proceeds, funds or money and/or other property relating in any way to the Pledged Collateral; (iii) breach any covenant under Article IV of the Pledge Agreement entered into by Franklin Holding; or (iv) conduct any business activities to perform diligence services, to service mortgage Loans or REO Properties or any related activities, directly or indirectly, other than by FCMC and Franklin Credit Loan Servicing, LLC (all of which are referred to as exceptions to nonrecourse).

The terms of the Legacy Credit Agreement vary according to the three tranches of loans covered by the Legacy Credit Agreement. At March 31, 2009, Tranche A included outstanding debt in the approximate principal sum of $837.9 million bearing interest at a per annum rate equal to one-month LIBOR plus 2.25% per annum, payable monthly in arrears on the outstanding principal balance of the related advances; Tranche B included outstanding debt in the approximate principal sum of $407.5 million bearing interest at a per annum rate equal to one-month LIBOR plus 2.75% per annum, payable monthly in arrears on the outstanding principal balance of the related advances; and, Tranche C included outstanding debt in the approximate principal sum of $125 million bearing interest at a per annum rate equal to 15%, payable monthly in arrears on the outstanding principal balance of the related advances. In the event of a default, the applicable interest rate will increase to 5% over the rate otherwise applicable to the respective tranche.
Terms of the Restructured Indebtedness Under the Legacy Credit Agreement. The following table summarizes the principal economic terms of the Company’s indebtedness under the Legacy Credit Agreement immediately following the Restructuring.

	Outstanding	Outstanding
	Principal Amount	Principal Amount	Applicable Interest		Required Monthly
	at March 31, 2009 –	at December 31, 2009 –	Margin Over LIBOR		Principal
	Franklin Asset/Tribeca	Franklin Asset/Tribeca	(basis points)		Amortization
Tranche A	$838,000,000	$771,000,000	225		None
Tranche B	$407,000,000	$417,000,000	275		None
Tranche C	$125,000,000	$140,000,000	N/A	(1)	None

Unrestructured Debt	$41,000,000	$40,000,000		(2)	None

(1)	The applicable interest rate is fixed at 15% per annum. Interest will be paid in kind during the term of the Restructuring.

(2)	Interest margin over FHLB 30-day LIBOR advance rate plus 2.60%-2.75%.
The interest rate under the terms of the Restructuring Agreements for Tranche A and Tranche B indebtedness that is the basis, or index, for the Company’s interest cost is the one-month LIBOR plus applicable margins. In accordance with the terms of the Restructuring Agreements, interest due and unpaid on Tranche B and Tranche C debt is accrued and added to the debt balance.
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

In accordance with the terms of the Legacy Credit Agreement, during the nine months ended December 31 2009, the outstanding balance of Tranche B increased from $407.5 million to $417.2 million and the outstanding balance of Tranche C increased from $125.0 million to $140.1 million, due to the addition of accrued interest for which cash was not available to pay the interest due.
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
On March 31, 2009 in connection with the Restructuring, Franklin Holding and FCMC entered into an Amended and Restated Credit Agreement (Licensing) (the “Licensing Credit Agreement”) which included a credit limit of $13,500,000, composed of a secured (i) revolving line of credit (“Revolving Facility”) up to the principal amount outstanding at any time of $2,000,000, (ii) up to the aggregate stated amount outstanding at any time for letters of credit of $6,500,000, and (iii) a draw credit facility (“Draw Facility”) up to the principal amount outstanding at any time of $5,000,000. As of December 31, 2009, $1,000,000 was outstanding under the revolving facility and approximately $6.3 million of letters of credit for various state licensing purposes were outstanding.
On March 26, 2010, Franklin Holding and FCMC entered into an amendment to the Licensing Credit Agreement with the Bank, which renewed and extended the Licensing Credit Agreement entered into with the Bank on March 31, 2009 as part of the Restructuring. The Amendment reduces the draw credit facility (“Draw Facility”) from $5.0 million to $4.0 million and extends the termination date to May 31, 2010, and extends the termination date for the $2.0 million revolving line of credit and $6.5 million letter of credit facilities to March 31, 2011. The amendment further provides that FCMC shall, to the extent permitted by applicable law, no less frequently than semi-annually, within forty-five days after each June 30th and December 31st of each calendar year, make pro-rata dividends, distributions and payments to FCMC’s shareholders and the Bank under the Legacy Credit Agreement. In accordance with the Legacy Credit Agreement, the Bank is currently entitled to 70% of all amounts distributed by FCMC. The payment of any dividends, distributions and payments to FCMC’s shareholders and the Bank would result in a reduction of FCMC’s stockholders’ equity and cash available for its operations. All other material terms and conditions of the Licensing Credit Agreement remain the same, including the collateral, warranties, representations, covenants and events of defaults.
The Revolving Facility and the letters of credit are used to assure that all state licensing requirements of FCMC are met and to pay approved expenses of the Company. The Draw Facility is used to provide working capital of FCMC, if needed, and amounts drawn and repaid under this facility cannot be re-borrowed. At the time the credit facility was renewed, $1,000,000 was outstanding under the revolving facility and approximately $6.3 million of letters of credit for various state licensing purposes were outstanding.  There were no amounts due under the Draw Facility.
The principal sum shall be due and payable in full on the earlier of the date that the advances under the Licensing Credit Agreement, as amended, are due and payable in full pursuant to the terms of the agreement, whether by acceleration or otherwise, or at maturity. Advances under the Revolving Facility shall bear interest at the one-month reserve adjusted LIBOR plus a margin of 8%. Advances under the Draw Facility shall bear interest at the one-month reserve adjusted LIBOR plus a margin of 6%. There is a requirement to make monthly payments of interest accrued on the Advances under the Revolving Facility and the Draw Facility. After any default, all advances and letters of credit shall bear interest at 5% in excess of the rate of interest then in effect.
The Licensing Credit Agreement, as amended, contains warranties, representations, covenants and events of default that are customary in transactions similar to the restructuring.
The Licensing Credit Agreement, as amended, is secured by (i) a first priority security interest in FCMC’s cash equivalents in a controlled account maintained at the Bank in an amount satisfactory to the Bank, but not less than $8,500,000, (ii) blanket existing lien on all personal property of FCMC, (iii) a second mortgage in real property interests at 6 Harrison Street, Unit 6, New York, New York, (iv) a first Mortgage in certain real property interests at 350 Albany Street, New York, New York; and (v) any monies or sums due FCMC in respect of any program sponsored by any Governmental Authority, including without limitation any fees received, directly or indirectly, under the U.S. Treasury Homeowners Affordability and Stability Plan.

The Draw Facility is guaranteed by Thomas J. Axon, Chairman of the Board of Directors and a principal stockholder of the Company. Mr. Axon’s Guaranty is secured by a first priority and exclusive lien on commercial real estate. In consideration for his guaranty, the Bank and the Company’s Audit Committee each had consented in March 2009 to the payment to Mr. Axon equal to 10% of FCMC’s common shares, which has been paid, subject to a further payment of up to an additional 10% in FCMC’s common shares should the pledge of common shares of FCMC by Franklin Holding to the Bank be reduced upon attainment by FCMC of certain net collection targets set by the Bank with respect to the Portfolio.
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
The Servicing Agreement shall have an initial term of three years which may be extended for one or two additional one year periods at the sole discretion of New Trust. During the first year of the agreement, Servicer shall receive a termination fee for each loan to the extent the servicing is terminated by the Bank for any reason other than a default under the terms of the servicing agreement. During the term of the servicing agreement, FCMC may not enter into any other third-party servicing agreements to service any other assets that could reasonably likely impair its ability to service the Portfolio without the consent of the Bank, which cannot be unreasonably withheld.

Forbearance Agreements with Lead Lending Bank
The summary that follows describes the principal terms of the Company’s Forbearance Agreements (the “Forbearance”) in effect prior to entering into the Restructure Agreements on March 31, 2009 described above, which replaced such Forbearance Agreements, except for the Unrestructured Debt (as referred to in this Forbearance Agreement).
On December 28, 2007, the Company entered into a series of agreements with the bank, pursuant to which the bank agreed to forbear with respect to certain defaults of the Company relating to the Company’s indebtedness to the bank and restructure approximately $1.93 billion of such indebtedness to the bank and its participant banks.
The Forbearance did not relate to:
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
Debt Restructuring. Pursuant to the Forbearance:
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

Terms of the Restructured Indebtedness. The following table summarizes the principal economic terms of the Company’s indebtedness immediately following the Forbearance.

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
The interest rate under the terms of the Forbearance Agreements that is the basis, or index, for the Company’s interest cost is the one-month LIBOR plus applicable margins.
The following table compares the approximate weighted average interest rate of the Company’s indebtedness immediately prior to and following the Forbearance.

	Total Outstanding
	Principal Amount	Weighted Average
	(Franklin Credit and Tribeca)*	Applicable Interest Rate
Immediately after restructuring	$1.63 billion	7.49%
Immediately prior to restructuring	$1.93 billion	7.71%

*	Includes the Unrestructured Debt.
Pursuant to the Forbearance Agreements, the bank is not required to provide any additional advances, except for those under the revolving credit or letter of credit portions of Tranche D.
Cash Flow. The Forbearance Agreements with respect to Franklin Credit, on the one hand, and Tribeca, on the other, provided a waterfall with respect to cash flow received in respect of collateral pledged in support of the related restructured indebtedness, net of approved, reimbursable operating expenses. Such cash flow was applied in the following order:
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
Covenants; Events of Default. The Forbearance Agreements contain affirmative and negative covenants customary for restructurings of this type, including covenants relating to reporting obligations. The affirmative and negative covenants under all of the credit agreements between the Company and the bank, other than those under the Franklin Master Credit Agreement and under the Tribeca Master Credit and Security Agreement, dated as of February 28, 2006, as amended, were superseded by the covenants in the Forbearance Agreements. Additionally, any provisions of any of the credit agreements between the Company and the bank that conflict with or are subject of a discrepancy with the provisions of the Forbearance Agreements would be superseded by the conflicting provision in the Forbearance Agreements. The Forbearance Agreements include covenants requiring that:
•	the Company’s reimbursable expenses in the ordinary course of business during each of the first two months after the date of the agreement would not exceed $2.5 million, excluding reimbursement of certain bank expenses after the date of the Restructuring, and thereafter, an amount provided for in an approved budget;

•	the Company would not originate or acquire mortgage loans or other assets, perform due diligence or servicing, broker loans, or participate in off-balance sheet joint ventures and special purpose vehicles, without the prior consent of the bank;

•	the Company would use its best efforts to obtain interest rate hedges acceptable to the bank in respect of the $1 billion of Tranche A indebtedness;

•	the Company would not make certain restricted payments to its stockholders or certain other related parties;

•	the Company would not engage in certain transactions with affiliates;

•	the Company would not incur additional indebtedness other than trade payables and subordinated indebtedness;

•	the Company together would maintain a minimum consolidated net worth of at least $5 million, plus a certain percentage, to be mutually agreed upon, of any equity investment in the Company after the date of the Restructuring;

•	the Company would together maintain a minimum liquidity of $5 million;

•	the Company would maintain prescribed interest coverage ratios based on EBITDA (as defined) to Interest Expense (as defined);

•	the Company would not enter into mergers, consolidations or sales of assets (subject to certain exceptions); and,

•	the Company would not, without the bank’s consent, enter into any material change in its capital structure that the bank or a nationally recognized independent public accounting firm determine could cause a consolidation of its assets with other persons under relevant accounting regulations.
The Forbearance Agreements contain events of default customary for facilities of this type, although they generally provide for no or minimal grace and cure periods.
Servicing. Franklin Credit would continue to service the collateral pledged by the Company under the Forbearance Agreements, subject to the bank’s right to replace Franklin Credit as servicer in the event of a default under the Forbearance Agreements or if the bank determined that Franklin Credit was not servicing the collateral in accordance with accepted servicing practices, as defined in the Forbearance Agreements. Franklin Credit, with the bank’s consent, was permitted to, provide to third parties servicing of their portfolios, and other related services, on a fee-paying basis.

Security. The Company’s obligations with respect to the restructured Franklin Credit indebtedness are secured by a first priority lien on all of the assets of Franklin Credit and its subsidiaries, other than those of Tribeca and Tribeca’s subsidiaries, and those securing the Unrestructured Debt. The Company’s obligations with respect to the restructured Tribeca indebtedness were secured by a first priority lien on all of the assets of Tribeca and Tribeca’s subsidiaries, except for those assets securing the Unrestructured Debt. In addition, pursuant to a lockbox arrangement, the bank controlled substantially all sums payable to the bank in respect of any of the collateral.
March 2008 Modifications to Forbearance Agreements and Refinancing of BOS Loan
On March 31, 2008, the Company entered into a series of agreements with the bank, which amended the Forbearance Agreements, referred to as the Forbearance Agreement Amendments.
Pursuant to the Forbearance Agreement Amendments, the bank extended an additional $43.3 million under Tribeca’s Tranche A and Tranche B facilities, (the “Additional Payoff Indebtedness”), to fund the complete payoff of the BOS Loan (a portion of the Unrestructured Debt). Simultaneously, BOS acquired from the bank a participation interest in Tribeca’s Tranche A facility equal in amount to the Additional Payoff Indebtedness. The effect of these transactions was to roll Tribeca’s indebtedness to BOS into the Forbearance Agreements, to terminate any obligations of Tribeca under the BOS Loan and to BOS directly, and to transfer the benefit of the collateral interests previously securing the BOS Loan to secure the obligations under the Forbearance Agreements. As a result of the Forbearance Agreement Amendments, Tribeca’s indebtedness as of March 31, 2008, was $410,860,000 and $98,774,000 for Tranche A and Tranche B, respectively. In connection with the increased debt outstanding under the Amended Forbearance Agreements, Tribeca’s required monthly principal amortization amount under the Tranche A Facility was increased from $3,600,000 to $3,900,000 and that under the Tranche B Facility was increased from $250,000 to $275,000.
In addition, the Forbearance Amendment Agreements modified the Forbearance Agreements with respect to the Franklin Master Credit Facility (the “Franklin Forbearance Agreement”):
•	to provide that Tranche C interest would not accrue until the first business day after all outstanding amounts under the Tranche A facility have been paid in full;

•	to increase the Tranche C interest rate to 20% from and after such time it would begin to accrue;

•	to extend an additional period of forbearance through July 31, 2008, from May 15, 2008, in respect of the remaining Unrestructured Debt; and,

•	to increase the maximum availability under the Tranche D line of credit to $10,000,000 for working capital and general corporate purposes to enable the Company to purchase real property in which it had a lien, and for purposes of meeting licensing requirements.
Additionally, the Forbearance Agreement Amendments modified the Forbearance Agreements to (a) join additional subsidiaries of the Company as borrowers and parties to the forbearance agreements and other loan documents; and (b) extend the time periods or modify the requirements for the Company and the Company’s other subsidiaries to satisfy certain requirements of the Forbearance Agreements.
After giving effect to the Forbearance Agreement Amendments, the waterfall of payments was adjusted to provide that periodic amounts constituting additional periodic payments of interest required under any interest hedging agreement would be paid after interest on the Tranche A and Tranche B advances, payments of interest and principal with respect to Tranche C advance would be deferred until after payment of the Tranche D advance, and to provide for cash payment reserves for certain contractual obligations, taxes and $10,000,000 of cash payment reserves in the aggregate for fees, expenses, required monthly principal amortization and interest owed to the Bank.

The bank also waived any defaults under the Forbearance Agreements for the period through and including March 31, 2008, and consented to the origination by the Company of certain mortgage loans to refinance existing mortgage loans which the bank had approved for purchase and subsequent sale in the secondary market or which the bank determines are qualified for purchase by Fannie Mae or Freddie Mac.
August 2008 Modification to Forbearance Agreements
The Company entered into additional amendments to the Forbearance Agreements, effective August 15, 2008, whereby, among other things, (a) eliminated the minimum net worth covenant, (b) changed the prescribed interest coverage ratios based on EBITDA to ratios based on actual cash flows, (c) cash flows available for debt service would include all of the Company’s cash receipts, including its cash revenues from providing subservicing and other services for third parties, and (d) the existing extension of an additional period of forbearance through July 31, 2008 in respect of the remaining Unrestructured Debt was extended to December 31, 2008, and absent the occurrence of an event of default, the bank agreed not to initiate collection proceedings against the Company in respect of any of the Unrestructured Debt. In addition, all identified forbearance defaults, including the minimum net worth covenant, that existed at the time of the August 2008 Modification were waived.
Unrestructured Debt
The Company failed to make the minimum monthly debt service payments due on July 5, 2008 through September 5, 2008 in the aggregate amount of $1.3 million from the cash flows received from the collateral supporting the remaining Unrestructured Debt, as required by the Master Credit Agreement in respect of the Unrestructured Debt (remaining debt due to a participant bank that is not a party to the Forbearance Agreements). The Company, however, made up the aggregate shortfall of approximately $409,000 in the required minimum payments from its own cash account during 2008.
December 2008 Modification to Forbearance Agreements
Concurrent with the merger and the Company’s reorganization into a holding company structure, and the reallocation of owned assets, the Company entered into a series of agreements with Huntington (the “Amendments to the Forbearance Agreements”), pursuant to which the Company amended its loan agreements with Huntington as follows:
•	Franklin Asset became a borrower under the Company’s lending agreements with Huntington;
•	Newly formed trusts became guarantors for the Borrowers’ indebtedness to Huntington;
•	FCMC, Franklin Asset and the newly formed trusts each pledged its assets, including any equity interests in any of the Borrowers, as security for the Borrowers’ indebtedness to Huntington;
•	Franklin Servicing LLC agreed to service, if necessary, the Company’s mortgage loans in selected states;

•	the Company agreed to maintain in effect one or more interest rate hedge agreements in an aggregate notional principal amount of not less than $1 billion, or such lesser amount as Huntington in its sole discretion might approve;
•	the Company’s Tranche D facility was amended to provide for (i) a revolving credit facility and letter of credit facility in the aggregate outstanding amount of $10 million, with a sublimit of $5 million, and, in addition, (ii) a separate letter of credit facility pursuant to which Huntington could issue letters of credit in its discretion, with a sublimit of $5.5 million;
•	Huntington agreed to waive the Company’s breach of covenant to comply with all laws, rules and regulations to the extent such breach results from the Company’s failure to satisfy a minimum net worth requirement; and,
•	the covenant requiring FCMC and each of the Borrowers to maintain liquidity of at least $5 million was deleted.
In addition, effective immediately after the filing of the certificate of merger:
•	Franklin Holding became a guarantor for the Borrowers’ indebtedness to Huntington; and,
•	Franklin Holding pledged its assets, including any equity interests in any of the Borrowers, as security for the Borrowers’ indebtedness to Huntington.
The Forbearance Agreements and the March 2009 Restructuring and Modifications to the Franklin Forbearance Agreement in April, August and November 2009, and on March 26, 2010
The Tribeca forbearance agreement entered into with the Bank was replaced effective March 31, 2009 by the Restructuring Agreements. The Franklin forbearance agreement, however, remains in effect until June 30, 2010, but only with respect to the Company’s remaining Unrestructured Debt that was not restructured effective March 31, 2009 under the Restructuring Agreements, which was approximately $39.5 million at December 31, 2009.
The Unrestructured Debt remains subject to the original terms of the Franklin forbearance agreement entered into with the Bank in December 2007 and subsequent amendments thereto (the “Franklin Forbearance Agreement”) and the Franklin 2004 master credit agreement. On April 20, August 10, November 13, 2009 and March 26, 2010, Franklin Holding, and certain of its direct and indirect subsidiaries, including FCMC and Franklin Credit Asset Corporation (“Franklin Asset”) entered into amendments to the Franklin Forbearance Agreement and Franklin 2004 master credit agreement (the “Amendments”) with the Bank relating to the Unrestructured Debt whereby the term of forbearance period, which had been previously extended by the Bank, was extended until June 30, 2010. The Bank again agreed to forebear with respect to any defaults past or present with respect to any failure to make scheduled principal and interest payments to the Bank (“Identified Forbearance Default”) relating to the Unrestructured Debt. During the forbearance period, the Bank, absent the occurrence and continuance of a forbearance default other than an Identified Forbearance Default, will not initiate collection proceedings or exercise its remedies in respect of the Unrestructured Debt or elect to have interest accrue at the stated rate applicable after default. In addition, FCMC is not obligated to the Bank with respect to the Unrestructured Debt and any references to FCMC in the Franklin 2004 master credit agreement governing the Unrestructured Debt have been amended to refer to Franklin Asset.

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
The Franklin Forbearance Agreement is subject to a scheduled maturity date of June 30, 2010.
Franklin Master Credit Facility – Term Loans
The summary that follows describes the terms of the Company’s credit facilities with respect to FCMC in effect prior to entering into the Forbearance Agreements on December 28, 2007 described above, and the Restructuring Agreements entered into effective March 31, 2009, which substantially modified such facility, except for the Unrestructured Debt.
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
Covenants; Events of Default. The Franklin Master Credit Facility, as modified by the Franklin Forbearance Agreement, contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, a covenant that Franklin Asset and its subsidiaries together maintain a minimum net worth of at least $10 million. These master credit facilities contain events of default customary for facilities of this type (with customary grace and cure periods, as applicable).
Security. Our obligations under the Franklin Master Credit Facility are secured by a first priority lien on the loans making up the Unrestructured Debt that was financed by proceeds of loans made to us under the facility. The collateral securing each loan cross-collateralizes all other loans made under this facility. In addition, pursuant to a lockbox arrangement, our lender is entitled to receive substantially all sums payable to us in respect of any of the collateral.
Interest Rate Caps
On September 5, 2007, the Company purchased a $200 million (notional amount) one-month LIBOR cap with a strike price of 5.75% at a price of $102,000, and on September 6, 2007, the Company purchased a $400 million (notional amount) one-month LIBOR cap with a strike price of 6.0% at a price of $90,000. Both interest rate cap agreements expired on September 30, 2008. At December 31, 2009, the Company did not have any interest rate cap agreements.

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
In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after $770.6 million remaining at December 31, 2009 of Tranche A debt owed to the Bank has been paid in full.
The unamortized balance of derivative losses in the amount of $16.2 million, as a result of the Company electing to cease hedge accounting as of December 31, 2008, is amortized to interest expense over time. The amount amortized during the twelve months ended December 31, 2009 was $15.4 million, which increased our interest expense.
The following table presents the notional and fair value amounts of the interest rate swaps outstanding at December 31, 2009.

				Estimated Fair
Notional Amount	Term	Maturity Date	Fixed Rate	Value*
$275,000,000	3 years	March 5, 2011	3.47%	$(9,380,699)
70,000,000	3 years	March 5, 2011	3.11%	(1,917,039)
45,000,000	4 years	March 5, 2012	3.43%	(1,846,853)

$390,000,000				$(13,144,591)

*	Determined in accordance with Topic 820, Fair Value Measurements and Disclosures, based upon a “Level 2” valuation methodology.

Safe Harbor Statement
Statements contained herein and elsewhere in this Annual Report on Form 10-K that are not historical fact may be forward-looking statements regarding the business, operations and financial condition of Franklin Credit Holding Corporation (“Franklin Holding,” and together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our” unless otherwise specified or the context otherwise requires) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, changes in the level of growth in the finance and housing markets, such as slower or negative home price appreciation; (ii) the Company’s relations with the Company’s lenders and such lenders’ willingness to waive any defaults under the Company’s agreements with such lenders; (iii) increases in the delinquency rates of the Company’s borrowers, (iv) the availability of third parties holding subprime mortgage debt for servicing by the Company on a fee-paying basis; (v) changes in the statutes or regulations applicable to the Company’s business or in the interpretation and enforcement thereof by the relevant authorities; (vi) the status of the Company’s regulatory compliance; (vii) our ability to meet collection targets under the Legacy Credit Agreement in order to reduce the pledge of equity interest in FCMC from 70% to a minimum of 20%; and (viii) other risks detailed from time to time in the Company’s SEC reports and filings. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company’s filings with the SEC, including, but not limited to, those factors discussed under the captions “Risk Factors,” “Interest Rate Risk” and “Real Estate Risk” in this Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, real estate, delinquency and default risks of the loans that we service for third parties, the loans in our portfolio (although transferred to the Bank, for accounting purposes the portfolio is treated as a financing under GAAP and remains on the balance sheet), and changes in corporate tax rates. A material change in these rates or risks could adversely affect our operating results and cash flows.
Impact of Inflation
The Company measures its operating results in historical dollars without considering changes in the purchasing power of money over time due to inflation, although the impact of inflation is reflected in increases in the costs of our operations. Substantially all of the Company’s assets and liabilities are monetary in nature, and therefore, interest rates have a greater impact on our performance than the general effects of inflation. Because a substantial portion of the Company’s borrowings are sensitive to changes in short-term interest rates, any increase in inflation, which often gives rise to increases in interest rates, could materially impact the Company’s financial performance.

Interest Rate Risk
Interest rate fluctuations can adversely affect our operating results and present a variety of risks, including the risk of a mismatch between the repricing of interest-earning assets and borrowings, and affect our revenues from servicing mortgage loans for third parties.
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
The Company’s operating results depend in large part on differences between the interest earned on its assets and the interest paid on its borrowings. Most of the Company’s assets, consisting primarily of REIT Securities (principally preferred REIT stock) and Trust Certificates (collateralized by mortgage loans and real estate owned properties), generate fixed returns and have remaining contractual maturities in excess of five years. Our borrowings are based on one-month LIBOR. In most cases, the interest income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest income and, therefore, net income. Our borrowings bear interest at rates that fluctuate with the one-month LIBOR rate. We use from time-to time interest-rate derivatives, essentially interest rate swaps, to hedge our interest rate exposure by converting a portion of our highly interest-sensitive borrowings from variable-rate payments to fixed-rate payments. Based on approximately $838.3 million of unhedged interest-rate sensitive borrowings outstanding at December 31, 2009, a 1% instantaneous and sustained increase in the one-month LIBOR rate could increase quarterly interest expense by as much as approximately $2.1 million, pre-tax, during the remaining terms of the swap agreements, which would negatively impact our quarterly after-tax net income or loss. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income, or increase net loss, and the market value of our net assets. If the Company’s existing swap contracts expire, and are not renewed, a 1% instantaneous and sustained increase in the one-month LIBOR rate would have the effect of increasing quarterly interest expense by approximately $3.1 million, pre-tax. See “Management’s Discussion and Analysis – Borrowings.”
The value of our assets may be affected by prepayment rates on investments not carried at cost. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic, market and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty. For example, in periods of declining mortgage interest rates, prepayments on mortgages generally increase and can actually adversely affect the market value of mortgage investments, and the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than other fixed-income securities.
In addition, rising prepayment rates on mortgage loans that we service for others generally will increase the prepayments of the loans we service and generally will result in reduced servicing revenues. Conversely, in periods of rising interest rates, prepayments on mortgages generally will decrease and generally will result in more stable servicing revenues.

Real Estate Risk
Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions, which may be adversely affected by industry slowdowns and other factors; local real estate conditions (such as the supply of housing or the rapid increase in home values). Decreases in property values reduce the value of the collateral and the potential proceeds available to borrowers to repay their mortgage loans, which could cause the value of our investments not carried at cost to decrease.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this Item are included herein, beginning on page F-2 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A (T).	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chairman and Principal Executive Officer, Chief Financial Officer and Controller, as appropriate, to allow timely decisions regarding disclosure.
As of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, the Company’s management, including the Company’s Chairman and Principal Executive Officer, Chief Financial Officer and Controller, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer, Chief Financial Officer and Controller and affected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

With the participation of the Principal Executive Officer, the Chief Financial Officer and the Controller, our management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2009 based on the framework set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.
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
The Company has adopted a Code of Ethics and Business Conduct (the “Code”) that applies to all of its officers, directors and employees (including the Company’s Principal Executive Officer, Chief Financial Officer and Controller). The Code is available on the Company’s website at www.franklincredit.com through the Franklin Credit Holding Corporation Investor Relations link. In the event that there are any amendments to or waivers from any provision of the Code that require disclosure under Item 5.05 of Form 8-K, the Company intends to satisfy these disclosure requirements by posting such information on its website, as permitted by Item 5.05(c) of Form 8-K.
The other information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2009, the Company’s most recent fiscal year, and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2010, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 11.	EXECUTIVE COMPENSATION
Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2009, the Company’s most recent fiscal year, and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2010, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table shows compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, as of December 31, 2009.

Number of securities
remaining available for
	Number of securities to	Weighted average	future issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	301,000	$3.81	449,000
Equity compensation plans not approved by security holders	—	—	—

Total	301,000	$3.81	449,000

The other information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2009, the Company’s most recent fiscal year, and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2010, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2009, the Company’s most recent fiscal year, and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2010, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2009, the Company’s most recent fiscal year, and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2010, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

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

10.4
Employment Agreement, effective as of March 28, 2005, between the Registrant and Paul D. Colasono. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Commission on May 16, 2005 (the “First Quarter 10-Q”).

10.5	Restricted Stock Grant Agreement, dated as of April 13, 2005, between the Registrant and Paul D. Colasono. Incorporated by reference to Exhibit 10.2 to the First Quarter 10-Q.

10.6
Lease, dated July 27, 2005, between the Registrant and 101 Hudson Leasing Associates. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 29, 2005.

10.7
Franklin Credit Management Corporation 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 99.1 of the Registrant’s Revised Definitive Proxy Statement on Schedule 14A, filed with the Commission on May 3, 2006.

Exhibit
Number
10.8
Assignment and Assumption of Lease Landlord Consent and Lease Modification Agreement, dated as of February 22, 2007, among The New York Mortgage Company, LLC, Tribeca Lending Corp., and First States Investors 5200 LLC. Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report Form 10-K for the fiscal year ended December 31, 2006, filed with the Commission on April 2, 2007.

10.9
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

10.11
Security Agreement, dated as of November 15, 2007, by the Company and each of the entities listed on the signature pages thereof in favor of Huntington. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2007.

10.12
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

10.14
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
10.19
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

10.22
Guaranty, dated as of December 28, 2007, by Franklin Credit Management Corporation in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.

10.23
Security Agreement, dated as of December 28, 2007, by Tribeca Lending Corp. and each of the entities listed on the signature pages thereof, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 4, 2008.

10.24
ISDA Master (Swap) Agreement between the Registrant and the Huntington National Bank, dated as of February 27, 2008 and the Schedule thereto. Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report Form 10-K for the fiscal year ended December 31, 2006, filed with the Commission on April 2, 2007.

10.25
Joinder and Amendment No. 1 to Forbearance Agreement, dated as of March 31, 2008, by and among the borrowers listed on Schedule 1 thereto, Franklin Credit Management Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Commission on May 15, 2008.

10.26
Second Amended and Restated Tranche D Note, dated March 31, 2008, by the borrowers listed on Schedule 1 to the Forbearance Agreement, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Commission on May 15, 2008.

10.27
Joinder and Amendment No. 1 to Tribeca Forbearance Agreement, dated March 31, 2008, by and among the borrowers listed on Schedule 1 thereof, including without limitation Tribeca Lending Corp. and Franklin Credit Management Corporation, and The Huntington National Bank. Incorporated by reference to Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Commission on May 15, 2008.

10.28
Participation Agreement, dated March 31, 2008, by and between The Huntington National Bank, BOS (USA) Inc., and Tribeca Lending Corp. and its subsidiaries. Incorporated by reference to Exhibit 10.58 to the Registrant’s Current Report on Form 10-Q, dated as of March 31, 2008.

10.29
Second Amended and Restated Tranche A Note, dated March 31, 2008, by the borrowers listed on Schedule 1 to the Forbearance Agreement, in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.59 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Commission on May 15, 2008.

Exhibit
Number
10.30
Confirmation Letters, dated February 27, 2008, to the ISDA Master (Swap) Agreement between Franklin Credit Management Corporation and The Huntington National Bank, dated as of February 27, 2008. Incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the Commission on August 19, 2008.

10.31
Confirmation Letters, dated April 30, 2008, to the ISDA Master (Swap) Agreement between Franklin Credit Management Corporation and The Huntington National Bank, dated as of February 27, 2008. Incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report, on Form 10-Q for the quarterly period ended June 30, 2008, filed with the Commission on August 19, 2008.

10.32
Loan Servicing Agreement, dated May 28, 2008, by and between Franklin Credit Management Corporation and Bosco Credit LLC (portions of this exhibit have been omitted and separately filed with the Commission with a request for confidential treatment). Incorporated by reference to Exhibit 10.66 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the Commission on August 19, 2008.

10.33
Amendment No. 2 to Forbearance Agreement, dated August 15, 2008, between the borrowers listed on Schedule 1 thereof, Franklin Credit Management Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.67 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the Commission on August 19, 2008.

10.34
Amendment No. 2 to Tribeca Forbearance Agreement, dated August 15, 2008, between the borrowers listed on Schedule 1 thereof, including without limitation Tribeca Lending Corp., Franklin Credit Management Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.68 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the Commission on August 19, 2008.

10.35
Pledge, Assignment and Security Agreement, dated August 15, 2008, by Franklin Credit Management Corporation in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.69 to the Registrant’s Quarterly Report Form 10-Q for the quarterly period ended June 30, 2008, filed with the Commission on August 19, 2008.

10.36	Form of Acknowledgement. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

10.37
Master Trust Agreement, dated as of December 15, 2008, by and among Franklin Credit Management Corporation, Tribeca Lending Corp., Deutsche Bank National Trust Company, and Deutsche Bank National Trust Company Delaware. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

10.38
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

Exhibit
Number
10.39
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

10.40
Guaranty, dated as of December 19, 2008, by and between Franklin Credit Holding Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

10.41
Guaranty, dated as of December 19, 2008, by and between Franklin Credit Holding Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

10.42
Guaranty, dated as of December 19, 2008, by and between Franklin Credit Trust Series I and The Huntington National Bank. Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

10.43
Guaranty, dated as of December 19, 2008, by and between Franklin Credit Trust Series I and The Huntington National Bank Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

10.44
Guaranty, dated as of December 19, 2008, by and between Tribeca Lending Trust Series I and The Huntington National Bank. Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

10.45
Guaranty, dated as of December 19, 2008, by and between Tribeca Lending Trust Series I and The Huntington National Bank. Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

10.46
Joinder Agreement No. 3 (Franklin), dated as of December 19, 2008, by Franklin Credit Asset Corporation, Franklin Credit Holding Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

10.47
Joinder Agreement No. 3 (Tribeca), dated as of December 19, 2008, by Tribeca Lending Corp., Franklin Credit Asset Corporation, Franklin Credit Holding Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

10.48
Pledge Amendment (Franklin), dated as of December 19, 2008, by and among Franklin Credit Management Corporation, the parties listed on Schedule A thereto, Franklin Credit Asset Corporation, Franklin Credit Holding Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

10.49
Pledge Amendment (Tribeca), dated as of December 19, 2008, by and among Tribeca Lending Corp., the parties listed on Schedule A thereto, Franklin Credit Asset Corporation, Franklin Credit Holding Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

Exhibit
Number
10.50
Pledge Amendment (Franklin Trust Certificate), dated as of December 19, 2008, by and among Franklin Credit Management Corporation, the parties listed on Schedule A thereto, Franklin Credit Asset Corporation, Franklin Credit Holding Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

10.51
Security Agreement, dated as of December 19, 2008, by and between Franklin Credit Trust Series I and The Huntington National Bank. Incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

10.52
Security Agreement, dated as of December 19, 2008, by and between Tribeca Lending Trust Series I and The Huntington National Bank. Incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

10.53
Assignment Agreement, dated as of December 19, 2008, by and among Franklin Credit Management Corporation, Franklin Credit Holding Corporation and The Huntington National Bank Incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

10.54
Guaranty, dated as of December 19, 2008, by and between Tribeca Lending Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

10.55
Amendment to Employment Agreement, dated as of December 30, 2008, by and between Franklin Credit Management Corporation and Paul Colasono. Incorporated by reference to Exhibit 10.90 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 5, 2009.

10.56
First Amendment to Loan Servicing Agreement, dated as of February 27, 2009, by and between Franklin Credit Management Corporation and Bosco Credit, LLC. Incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report Form 10-K for the annual period ended December 31, 2008, filed with the Commission on April 10, 2009.

10.57
Trust Agreement by and among Franklin Credit Asset Corporation, Franklin Credit Management Corporation, Tribeca Lending Corp. and each of their respective subsidiaries, as Depositors, and The Huntington National Bank, as Certificate Trustee, and Wilmington Trust Company, as Owner Trustee, dated March 31, 2009. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 6, 2009.

10.58
Transfer and Assignment Agreement by and among Franklin Mortgage Asset Trust 2009-A, Franklin Credit Asset Corporation, Franklin Credit Management Corporation, Tribeca Lending Corp. and each of their respective subsidiaries dated March 31, 2009. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 6, 2009.

10.59
Contribution Agreement by and among Franklin Asset, LLC and Franklin Asset Merger Sub, LLC dated March 31, 2009. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 6, 2009.

10.60
Agreement and Plan of Merger by and among Huntington Capital Financing, LLC, HCFFL, LLC, Franklin Asset, LLC, Franklin Credit Holding Corporation, Franklin Credit Asset Corporation, Tribeca Lending Corp. and each of their respective subsidiaries dated March 31, 2009. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 6, 2009.

Exhibit
Number
10.61
Amended and Restated Credit Agreement (Legacy) by and among Franklin Credit Asset Corporation, Tribeca Lending Corp. and the Other Borrowers Party hereto as Borrowers, the Financial Institutions Party hereto as Lenders, and the Huntington National Bank, as Administrative Agent, dated March 31, 2009. Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 6, 2009.

10.62
The Limited Recourse Guarantee, dated as of March 3, 2009, made by Franklin Credit Holding Corporation in favor of The Huntington National Bank. Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 6, 2009.

10.63
The Limited Recourse Guarantee, dated as of March 31, 2009, made by Franklin Credit Management Corporation in favor The Huntington National Bank. Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 6, 2009.

10.64
The Amended and Restated Security Agreement, dated as of March 31, 2009, by and among the Borrowers and The Huntington National Bank. Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, dated as of April 6, 2009.

10.65
The Amended and Restated Pledge Agreement, dated as of March 31, 2009, by and between Franklin Credit Holding Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 6, 2009.

10.66
The Amended and Restated Pledge, Assignment and Security Agreement, dated as of March 31, 2009, by and between Franklin Credit Management Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 6, 2009.

10.67
The Investment Property Security Agreement, dated as of March 31, 2009, by and between Franklin Credit Management Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 6, 2009.

10.68
Amended and Restated Credit Agreement (Licensing) by and among Franklin Credit Management Corporation and Franklin Credit Holding Corporation as Borrowers, the Financial Institutions Party hereto as Lenders, and the Huntington National Bank, as Administrative Agent, dated March 31, 2009. Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 6, 2009.

10.69
The Amended and Restated Security Agreement (Licensing), dated as of March 31, 2009, by and between Franklin Credit Management Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 6, 2009.

10.70
Servicing Agreement by and among Franklin Mortgage Asset Trust 2009-A and Franklin Credit Management Corporation dated March 31, 2009 (portions of this exhibit have been omitted and separately filed with the Commission with a request for confidential treatment). Incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 6, 2009.

Exhibit
Number
10.71
Amendment No. 1 to First Amended and Restated Forbearance Agreement and Amendment to Credit Agreements, dated as of April 20, 2009, by and among Franklin Credit Holding Corporation, Franklin Credit Management Corporation, Franklin Credit Asset Corporation, Flow 2006 F Corp., FCMC 2006 M Corp., FCMC 2006 K Corp. and The Huntington National Bank. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 22, 2009.

10.72
Amendment No. 2 to First Amended and Restated Forbearance Agreement and Amendment to Credit Agreements, dated as of August 10, 2009, by and among the Registrant, Franklin Credit Asset Corporation, Flow 2006 F Corp., FCMC 2006 M Corp., FCMC 2006 K Corp. and The Huntington National Bank. Incorporated by reference to Exhibit 10.100 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed with the Commission on August 14, 2009.

10.73
Separation Agreement and General Release, effective October 15, 2009, by and among the Registrant, Franklin Credit Management Corporation, Tribeca Lending Corp. and William F. Sullivan. Incorporated by reference to Exhibit 10.101 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed with the Commission on November 16, 2009.

10.74
Second Amendment to Loan Servicing Agreement, dated October 29, 2009, by and between Franklin Credit Management Corporation and Bosco Credit LLC (portions of this exhibit have been omitted and separately filed with the Commission with a request for confidential treatment). Incorporated by reference to Exhibit 10.102 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed with the Commission on November 16, 2009.

10.75
Amendment No. 3 to First Amended and Restated Forbearance Agreement and Amendment to Credit Agreements, effective as of September 30, 2009, by and among the Registrant, Franklin Credit Asset Corporation, Flow 2006 F Corp., FCMC 2006 M Corp., FCMC 2006 K Corp. and The Huntington National Bank. Incorporated by reference to Exhibit 10.103 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed with the Commission on November 16, 2009.

10.76	*
Amendment No. 4 to First Amended and Restated Forbearance Agreement and Amendment to Credit Agreements, effective as of March 26, 2010, by and among the Registrant, Franklin Credit Asset Corporation, Flow 2006 F Corp., FCMC 2006 M Corp., FCMC 2006 K Corp. and The Huntington National Bank.

10.77	*
Amendment No. 1 to Amended and Restated Credit Agreement (Licensing) by and among Franklin Credit Management Corporation and Franklin Credit Holding Corporation as Borrowers, the Financial Institutions Party hereto as Lenders, and the Huntington National Bank, as Administrative Agent, dated March 26, 2010.

16.1
Letter of Deloitte & Touche LLP dated September 2, 2009 regarding change in certifying accountant. Incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 4, 2009.

21.1	*	Subsidiaries of the Registrant.

23.1	*	Consent of Independent Registered Public Accounting Firm.

23.2	*	Consent of Independent Registered Public Accounting Firm.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2010	FRANKLIN CREDIT HOLDING CORPORATION
	By:	/s/ THOMAS J. AXON
Principal Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. AXON Thomas J. Axon	President and Chairman of the Board (Principal Executive Officer)	March 31, 2010

/s/ PAUL D. COLASONO Paul D. Colasono	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2010

/s/ KIMBERLEY SHAW Kimberley Shaw	Senior Vice President and Treasurer (Controller)	March 31, 2010

/s/ MICHAEL BERTASH Michael Bertash	Director	March 31, 2010

/s/ FRANK EVANS Frank Evans	Director	March 31, 2010

/s/ STEVEN LEFKOWITZ Steven Lefkowitz	Director	March 31, 2010

/s/ ALLAN R. LYONS Allan R. Lyons	Director	March 31, 2010

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Franklin Credit Holding Corporation
Jersey City, New Jersey
We have audited the accompanying consolidated balance sheet of Franklin Credit Holding Corporation and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, comprehensive income, change in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franklin Credit Holding Corporation and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements for the year ended December 31, 2009 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from this uncertainty.
/s/ Marcum llp
New York, New York
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Franklin Credit Holding Corporation
Jersey City, New Jersey
We have audited the accompanying consolidated balance sheet of Franklin Credit Holding Corporation and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity/(deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Franklin Credit Holding Corporation and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
New York, New York
April 9, 2009

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Cash and cash equivalents	$15,963,115	$21,426,777
Restricted cash	2,611,640	27,890,706
Investment in REIT securities	477,316,409	—
Investment in trust certificates at fair value	69,355,735	—
Mortgage loans and real estate held for sale	345,441,865	—
Notes Receivable:
Principal	—	1,021,648,291
Purchase discount	—	(9,777,475)
Allowance for loan losses	—	(471,093,159)

Net notes receivable	—	540,777,657

Notes receivable held for sale, net	3,575,323	—
Originated loans held for investment:
Principal, net of deferred fees and costs	—	391,704,319
Allowance for loan losses	—	(49,876,092)

Originated loans held for investment, net	—	341,828,227

Accrued interest receivable	41,337	10,055,241
Other real estate owned	—	60,748,390
Deferred financing costs, net	7,287,536	7,824,432
Other receivables	3,233,676	7,028,334
Building, furniture and equipment, net	1,529,418	2,042,436
Income tax receivable	5,592,370	2,126,590
Other assets	692,730	634,652

Total assets	$932,641,154	$1,022,383,442

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Liabilities:
Notes payable, net of debt discount of $191,511 in 2009 and $205,976 in 2008	$1,367,199,323	$1,442,126,964
Financing agreement	1,000,000	1,958,011
Nonrecourse liability	345,441,865	—
Accounts payable and accrued expenses	4,466,779	15,056,870
Derivative liabilities, at fair value	13,144,591	27,753,436
Terminated derivative liability	8,200,000	—

Total liabilities	1,739,452,558	1,486,895,281

Commitments and Contingencies

Stockholders’ (Deficit):
Preferred stock, $.001 par value; authorized 3,000,000; issued — none	—	—
Common stock and additional paid-in capital, $.01 par value, 22,000,000 authorized shares; issued and outstanding: 8,012,795 at December 31, 2009 and 8,025,295 at December 31, 2008	22,067,763	23,383,120
Noncontrolling interest in subsidiary	1,657,275	—
Accumulated other comprehensive (loss)	(12,310,764)	(27,753,436)
Retained (deficit)	(818,225,678)	(460,141,523)

Total stockholders’ (deficit)	(806,811,404)	(464,511,839)

Total liabilities and stockholders’ (deficit)	$932,641,154	$1,022,383,442

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
REVENUES:
Interest income	$58,098,774	$93,100,602
Dividend income	32,020,353	—
Purchase discount earned	392,127	2,590,174
Gain on recovery from contractual loan purchase rights	30,550,000	—
(Loss) on mortgage loans and real estate held for sale	(282,593,653)	—
(Loss) on valuation of investments in trust certificates and notes receivable held for sale	(62,651,940)	—
Fair valuation adjustments	(27,221,418)	—
Gain on sale of other real estate owned	374,344	2,213,998
Servicing fees and other income	6,276,769	12,024,492

Total revenues	(244,754,644)	109,929,266

OPERATING EXPENSES:
Interest expense	74,279,677	78,463,161
Collection, general and administrative	40,269,046	48,487,940
Provision for loan losses	169,479	458,121,989
Amortization of deferred financing costs	536,896	983,657
Depreciation	646,410	1,538,465

Total expenses	115,901,508	587,595,212

(Loss) before provision for income taxes	(360,656,152)	(477,665,946)
Income tax (benefit)	(2,839,516)	(1,325,258)

Net (loss)	(357,816,636)	(476,340,688)
Net income attributed to noncontrolling interest	267,519	—

Net (loss) attributed to common stockholders	$(358,084,155)	$(476,340,688)

NET (LOSS) PER COMMON SHARE:
Basic and diluted	$(44.74)	$(59.67)

WEIGHTED AVERAGE NUMBER OF SHARES
Outstanding, basic and diluted	8,003,420	7,982,483

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
YEARS ENDED DECEMBER 31, 2009 AND 2008

				Accumulated
	Common Stock and		Noncontrolling	Other	Retained
	Additional Paid-in Capital		Interest	Comprehensive	(Deficit)/
	Shares	Amount	in Subsidiary	Loss	Earnings	Total
BALANCE, JANUARY 1, 2008	8,025,295	$23,091,510	$—	$—	$16,199,165	$39,290,675

Stock-based compensation	—	291,610	—	—	—	291,610
Net unrealized (losses) on derivatives	—	—	—	(27,753,436)	—	(27,753,436)
Net (loss)	—	—	—	—	(476,340,688)	(476,340,688)

BALANCE, DECEMBER 31, 2008	8,025,295	$23,383,120	$—	$(27,753,436)	$(460,141,523)	$(464,511,839)

Stock-based compensation	(12,500)	170,633	—	—	—	170,633
Initial transfer of noncontrolling interest in subsidiary	—	(1,710,490)	1,710,490	—	—	—
Net income attributed to minority interest	—	—	267,519	—	—	267,519
Non-dividend distribution	—	224,500	(224,500)	—	—	—
Noncontrolling interest distribution	—	—	(96,234)	—	—	(96,234)
Amortization — unrealized loss on derivatives	—	—	—	15,442,672	—	15,442,672
Net (loss) attributed to common shareholders	—	—	—	—	(358,084,155)	(358,084,155)

BALANCE, DECEMBER 31, 2009	8,012,795	$22,067,763	$1,657,275	$(12,310,764)	$(818,225,678)	$(806,811,404)

For the year ended December 31, 2009, the total comprehensive loss amounted to $342.6 million, which was comprised of the net loss of $358.1 million and amortization of the unrealized loss on derivatives of $15.4 million. For the year ended December 31, 2008, the total comprehensive loss amounted to $504.1 million, which was comprised of the net loss of $476.3 million and the net unrealized loss on derivatives of $27.8 million.
See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) attributed to common shareholders	$(358,084,155)	$(476,340,688)
Adjustments to reconcile income to net cash provided by/(used in) operating activities:
Gain on sale of notes receivable		—
Gain on sale of other real estate owned	(374,344)	(2,213,998)
Depreciation	646,410	1,538,465
Amortization of deferred costs and fees on originated loans, net	48,215	(512,511)
Loss on mortgage loans and real estate held for sale	282,593,653	—
Fair valuation adjustments	27,221,418	—
Loss on valuation of investment in trust certificates and notes receivable held for sale	62,651,940	—
Principal collections on mortgage loans and real estate held for sale, net	40,494,363	—
Paid in kind interest	24,750,648	—
Proceeds from the sale of real estate held for sale	49,645,962	—
Amortization of deferred financing costs	536,896	983,657
Amortization of debt discount	14,465	26,389
Stock-based compensation	170,633	291,610
Deferred tax provision	—	(543,507)
Purchase discount earned	(392,127)	(2,590,174)
Provision for loan losses	169,479	458,121,989
Noncontrolling interest in subsidiary	267,519	—
Changes in operating assets and liabilities:
Accrued interest receivable	1,435,434	12,934,660
Other receivables	3,794,658	(2,110,736)
Income tax receivable	(3,465,780)	1,556,271
Other assets	(185,269)	173,227
Accounts payable and accrued expenses	(9,756,264)	(8,051,279)
Terminated derivate liability	8,200,000	—

Net cash provided by/(used in) operating activities	130,383,754	(16,736,625)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	25,279,066	12,435,815
Principal collections on notes receivable	11,424,215	82,758,686
Principal collections on loans held for investment	5,857,079	60,070,709
Put back of acquired notes receivable	—	1,803,604
Proceeds from short-term investments	—	4,735,308
Proceeds from sale of other real estate owned	19,227,015	43,823,094
Purchase of building, furniture and fixtures	(6,201)	(217,594)

Net cash provided by investing activities	61,781,174	205,409,622

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of notes payable	(99,692,754)	(186,437,224)
Proceeds from financing agreements	2,017,052	2,005,606
Principal payments of financing agreements	(2,975,063)	(1,080,668)
Dividend distribution	(96,234)	—
Payments on nonrecourse liability	(96,881,591)	—

Net cash (used in)/provided by financing activities	(197,628,590)	(185,512,286)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,463,662)	3,160,711
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	21,426,777	18,266,066

CASH AND CASH EQUIVALENTS, END OF YEAR	$15,963,115	$21,426,777

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest	$45,118,607	$84,113,492

Cash payments for taxes	$889,192	$1,687,000

NON-CASH INVESTING AND FINANCING ACTIVITY:
Transfers to other real estate owned	$20,566,414	$90,096,019

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
1.	BASIS OF PRESENTATION AND BUSINESS
As used herein, references to the “Company,” “Franklin,” “we,” “our” and “us” refer to Franklin Credit Holding Corporation, collectively with its subsidiaries.
Overview
March 2009 Restructuring. Effective March 31, 2009, Franklin Credit Holding Corporation (“Franklin Holding”), and certain of its consolidated subsidiaries, including Franklin Credit Management Corporation (“FCMC”) and Tribeca Lending Corp. (“Tribeca”), entered into a series of agreements (collectively, the “Restructuring Agreements”) with The Huntington National Bank (the “Bank,” “Lead Lending Bank” or “Huntington”), successor by merger to Sky Bank, pursuant to which, taken as a whole, (i) the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured pursuant to a legacy credit agreement (the “Legacy Credit Agreement”), (ii) substantially all of the Company’s portfolio of subprime mortgage loans and owned real estate acquired through foreclosure was transferred to a trust (the “Trust”; with the loans and owned real estate transferred to the Trust collectively referred to herein as the “Portfolio”) in exchange for trust certificates, with certain trust certificates, representing an undivided interest in approximately 83% of the Portfolio, transferred in turn by the Company to Huntington Capital Financing, LLC (the “REIT”), a real estate investment trust wholly-owned by the Bank, (iii) FCMC and Franklin Holding entered into an amended $13.5 million credit facility with the Bank (the “Licensing Credit Agreement”), and (iv) FCMC entered into a market-rate servicing agreement (the “Servicing Agreement”) with the Bank (the “Restructuring”). In connection with the Restructuring, the Company in April 2009 engaged in a number of cost-saving measures intended to improve the financial performance of FCMC, its servicing subsidiary company.
The Restructuring did not include a portion of the Company’s debt (the “Unrestructured Debt”), which as of December 31, 2009 totaled approximately $39.5 million. The Unrestructured Debt remains subject to the original terms of the Franklin forbearance agreement entered into with the Bank in December 2007 and subsequent amendments thereto (the “Franklin Forbearance Agreement”) and the Franklin 2004 master credit agreement. On April 20 and August 10, 2009, Franklin Holding, and certain of its direct and indirect subsidiaries, including FCMC and Franklin Credit Asset Corporation (“Franklin Asset”), entered into amendments of the Franklin forbearance agreement and Franklin 2004 master credit agreement (the “Amendments”) with the Bank relating to the Unrestructured Debt, and the Bank agreed to forbear, during the forbearance period, which on November 13, 2009, was extended until March 31, 2010, and, on March 26, 2010 was extended until June 30, 2010, with respect to any defaults past or present with respect to any failure to make scheduled principal and interest payments to the Bank (“Identified Forbearance Default”) relating to the Unrestructured Debt. During the forbearance period, the Bank, absent the occurrence and continuance of a forbearance default other than an Identified Forbearance Default, will not initiate collection proceedings or exercise its remedies in respect of the Unrestructured Debt or elect to have interest accrue at the stated rate applicable after default. In addition, FCMC is not obligated to the Bank with respect to the Unrestructured Debt and any references to FCMC in the Franklin 2004 master credit agreement governing the Unrestructured Debt have been amended to refer to Franklin Asset.

Upon expiration of the forbearance period, in the event that the Unrestructured Debt with the Bank remains outstanding, the Bank, with notice, could call an event of default under the Legacy Credit Agreement, but not the Licensing Credit Agreement and the Servicing Agreement, which do not include cross-default provisions that would be triggered by such an event of default under the Legacy Credit Agreement. The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets of FCMC (except for a first lien of the Bank on an office condominium unit and a second priority lien of the Bank on cash collateral held as security under the Licensing Credit Agreement) and the unpledged portion of FCMC’s stock. See Note 9.
The loans transferred by the Company to the Trust continue to be included on the Company’s balance sheet, and the revenues from such loans are reflected in the Company’s consolidated results, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), notwithstanding the fact that trust certificates representing an undivided interest in approximately 83% of the Trust assets were transferred to the Bank’s REIT in the Restructuring. The transfer has been accounted for as a secured financing in accordance with GAAP, Topic 860, Transfers and Servicing, because for accounting purposes the requisite level of certainty that the transferred assets have been legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, including in a bankruptcy proceeding, was not achieved. Accordingly, in accordance with GAAP, the mortgage loans and real estate remain on the Company’s balance sheet classified as mortgage loans and real estate held for sale securing the nonrecourse liability in an equal amount.
Going Concern
The Company has been and continues to be operating in an extraordinary and difficult environment, and has been significantly and negatively impacted by the unprecedented credit and economic market turmoil of the past two plus years, including the more recent recessionary economy of 2009. Particularly impacting Franklin as of the March 2009 Restructuring was the severe deterioration in the U.S. housing market and the nearly complete shutdown of the mortgage credit market for borrowers without excellent credit histories, and the slowing economy with increasing unemployment. These unprecedented market conditions adversely affected the Company’s portfolio of residential mortgage loans, particularly its second-lien mortgage loans, delinquencies, provisions for loan losses, operating losses and cash flows, which resulted in significant stockholders’ deficit of $464.5 million at December 31, 2008 and $822.9 million at March 31, 2009. At December 31, 2009, the Company’s stockholders’ deficit was $806.8 million. The Company has been, since the latter part of 2007, expressly prohibited by the Bank from acquiring or originating loans. In addition, the Company’s restructuring agreements with the Bank contain affirmative covenants that the Company’s servicing subsidiary, FCMC, be licensed, qualified and in good standing, where required, and that it maintain its licenses to service mortgage loans and real estate owned properties serviced under the servicing agreement entered into in connection with the Restructuring. Any event of default under the March 31, 2009 Restructuring Agreements, or failure to successfully renew these Restructuring Agreements or enter into new credit facilities with Huntington prior to their scheduled maturity, could entitle Huntington to declare the Company’s indebtedness immediately due and payable and result in the transfer of the remaining loans pledged to Huntington to a third party. Moreover, certain events of default under the Restructuring Agreements, including defaults under provisions relating to enforceability, bankruptcy, maintenance of collateral and lien positions, and certain negative covenants typical for agreements of this nature, or defaults under its Servicing Agreement with the Bank or the Licensing Credit Agreement could result in the transfer of the Company’s sub-servicing contract as servicer of what had been substantially all of its loans and owned real estate prior to the Restructuring. Without the continued cooperation and assistance from Huntington, the consolidated Franklin Holding’s ability to continue as a viable business is in substantial doubt, and it may not be able to continue as a going concern.

Operating Losses and Stockholders’ Deficit
The Company had a consolidated net loss of $358.1 million attributed to common shareholders for the twelve months ended December 31, 2009. The net loss for the twelve months of 2009 was driven principally by the restructuring agreement entered into with the Bank effective March 31, 2009 that resulted in a write-down to fair market value of the Company’s mortgage loans and real estate and subsequent write downs during the nine months ended December 31, 2009 due to further declines in estimated fair values and other adjustments to the Portfolio. As part of the Restructuring, at March 31, 2009, the Company transferred approximately 83%, or approximately $760 million, of the Portfolio (in the form of trust certificates that had been issued by the trust formed by the Bank as part of the Restructuring (the “Trust”)) and received preferred and common stock in the amount of $477.3 million in Huntington’s REIT. Because the transfer of the trust certificates is treated as a financing and not a sale for accounting purposes, the mortgage loans and real estate have remained on the Company’s balance sheet classified as mortgage loans and real estate held for sale securing a nonrecourse liability in an equal amount. Effective March 31, 2009, the carrying value of the remaining approximately 17%, or $151.2 million, of the Portfolio, which was also transferred to the Trust as part of the Restructuring in exchange for trust certificates (Investments in trust certificates at fair value) that are held by the Company, was reclassified as an investment “available for sale” and, therefore, recorded at fair value approximating $95.8 million on March 31, 2009. In addition, the Company classified as an investment “held for sale” loans with a carrying value of approximately $11.4 million representing the Company’s remaining subprime mortgage loans not subject to the Restructuring (notes receivable held for sale, net), which collateralizes the Unrestructured Debt and, as a result, recognized a loss of $7.3 million, which, on March 31, 2009, was recorded as loss on valuation of investment in trust certificates and notes receivable held for sale.
The Company had a net loss of $476.3 million for the twelve months ended December 31, 2008. The net loss for the year ended December 31, 2008 was driven principally by $458.1 million in provisions for loan losses as the Company’s portfolios of residential 1-4 family loans continued to deteriorate throughout the year, and by a significant excess of interest-bearing liabilities over interest-paying loans, both of which were the result of the Company’s significant amount of delinquent residential 1-4 family loans. As a result, the Company’s aggregate net interest income (interest income less interest expense) and non-interest income was not sufficient to support its general and administrative expenses. The significant provisions for loan losses during the year ended December 31, 2008 was due principally to the substantial deterioration in the housing and subprime mortgage markets and the slowing economy with increasing unemployment and the significant further deterioration in the performance of the Company’s portfolios of acquired and originated loans, which resulted in significantly increased estimates of inherent losses in its portfolios and the need for substantial increases in reserves throughout the year. The Company had a stockholders’ deficit of $464.5 million at December 31, 2008.

Licenses to Service Loans
FCMC’s deficit net worth during 2008, prior to the Company’s reorganization in December 2008, resulted in FCMC’s noncompliance with the requirements to maintain certain licenses in a number of states. The regulators in these states could have taken a number of possible corrective actions in response to FCMC’s noncompliance, including license revocation or suspension, requirement for the filing of a corrective action plan, denial of an application for a license renewal or a combination of the same, in which case FCMC’s business would have been adversely affected. In order to address these and other issues, in December 2008, FCMC completed a reorganization of its company structure for the principal purpose of restoring the required minimum net worth under FCMC’s licenses to ensure that FCMC would be able to continue to service mortgage loans. Effective December 19, 2008, Franklin Holding became the parent company of FCMC in the adoption of a holding company form of organizational structure. This reorganization (the “Reorganization”) resulted in FCMC, which holds the Company’s servicing platform, having positive net worth as a result of having assigned and transferred to a newly formed sister company ownership of the entities that held beneficial ownership of the Company’s loan portfolios and the related indebtedness and accordingly, being able to comply with applicable net worth requirements to maintain licenses to service and collect loans in various jurisdictions. In addition, as a result of and following the March 2009 Restructuring, FCMC has maintained net worth in excess of that which is required in those limited states in which the net worth calculation may not include recourse on any contingent liabilities.
The business operations and financial condition of the Company taken as a whole, including FCMC, which holds the servicing platform, on a consolidated basis, including the Company’s consolidated substantial negative net worth, did not change as a result of the Reorganization. However, the resulting financial condition of FCMC changed, inasmuch as it had positive net worth both at December 31, 2008 and 2009.
Franklin’s Business
As a result of the March 2009 Restructuring and the Reorganization that took effect December 19, 2008, FCMC, the Company’s operating business is conducted principally through FCMC, which is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery servicing, and in the due diligence, analysis, pricing and acquisition of residential mortgage portfolios, for third parties. The portfolios serviced for other entities, as of December 31, 2009, principally for Huntington (loans previously acquired and originated by Franklin and transferred to the Trust), primarily consist of first and second-lien loans secured by 1-4 family residential real estate that generally fell outside the underwriting standards of Fannie Mae and Freddie Mac.
On May 28, 2008, FCMC entered into various agreements, including a servicing agreement, to service on a fee-paying basis approximately $245 million in residential home equity line of credit mortgage loans for Bosco Credit LLC (“Bosco”). Bosco was organized by FCMC, and the membership interests in Bosco include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members of that entity. The loans that are subject to the servicing agreement, as amended on October 28, 2009, were acquired by Bosco, from an unrelated third party, on May 28, 2008. FCMC’s servicing agreement was approved by the Company’s Audit Committee. See Note 17.
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

Amendments to Lending Agreements Prior to Restructuring
On December 28, 2007, Franklin entered into a series of agreements (the “Forbearance Agreements”) with The Huntington National Bank, successor by merger in July 2007 to Sky Bank (Sky Bank, prior to the merger, and Huntington, thereafter, are referred to as the “Bank”), whereby the Bank agreed to restructure approximately $1.93 billion of the Company’s indebtedness to it and its participant banks, forgave $300 million of such indebtedness for a restructuring fee of $12 million paid to the Bank, and waived certain existing defaults. In November 2007, Franklin ceased to acquire or originate loans and, under the terms of the Forbearance Agreements, the Company has been expressly prohibited from acquiring or originating loans. See Note 9.
On March 31, 2008, the Company entered into amendments to the Forbearance Agreements whereby, among other things, (a) the indebtedness of Franklin’s direct, wholly-owned subsidiary (“Tribeca”) to BOS (USA) Inc. ($44.8 million as of December 31, 2007) was effectively rolled into the Forbearance Agreements, resulting in the payoff and retirement of Tribeca’s debt facilities with BOS (USA) Inc. and BOS acquiring a participation interest under the Forbearance Agreements; and (b) the interest rate and date of commencement of the accrual of PIK (payment in kind) interest on approximately $125 million of the Company’s indebtedness was modified as of March 31, 2008. See Note 9.
The Company entered into additional amendments to the Forbearance Agreements, effective August 15, 2008, whereby, among other things, (a) the minimum net worth covenant was eliminated, (b) the prescribed interest coverage ratios based on EBITDA were changed to ratios based on actual cash flows, and (c) the existing extension of an additional period of forbearance through July 31, 2008 in respect of the remaining Unrestructured Debt was extended to December 31, 2008, and absent the occurrence of an event of default, the Bank agreed not to initiate collection proceedings against the Company in respect of any of the Unrestructured Debt. See Note 9.
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
The Company’s common stock is quoted under the stock symbol “FCMC.OB” on the OTC Bulletin Board.
Concurrent with the Reorganization, the Company entered into a series of agreements with Huntington, its lead lending bank, which included, among other amendments, guaranties of the indebtedness to Huntington by various new entities in the Company’s structure and Huntington waiving the Company’s breach of its covenant to comply with all laws, rules and regulations to the extent such breach resulted from the Company’s failure to satisfy a minimum net worth requirement prior to the Reorganization. See Note 9.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105, which establishes the FASB ASC as the sole source of authoritative GAAP. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements for the period ended December 31, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.
Basis of Presentation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements include all normal and recurring adjustments that management believes necessary for a fair presentation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s estimates and assumptions primarily arise, as of the March 31, 2009 Restructuring, from uncertainties and changes associated with interest rates, credit exposure and fair market values of its investment in trust certificates and mortgage loans and real estate held for sale. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends, market values and interest rates and other conditions may occur which could cause actual results to differ materially.
Operating Segments — Disclosures about Segments of an Enterprise and Related Information (Topic 280) requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets. Prior to the Restructuring in March 2009, the Company had two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment, prior to 2008, acquired performing, reperforming or nonperforming notes receivable and promissory notes from financial institutions and mortgage and finance companies, and serviced and collected on such notes receivable. The mortgage-banking segment, prior to 2008, originated, or purchased, subprime residential mortgage loans for individuals whose credit histories, income and other factors caused them to be classified as subprime borrowers. As of March 31, 2009, due to the Restructuring, the Company no longer had separate reportable operating segments. During 2008 and through the date of the Restructuring, the Company serviced its portfolios of owned mortgage loans and owned real estate. Subsequent to the date of the Restructuring, the Company’s only principal business activity is servicing portfolios of loans for third parties, which because of the accounting treatment of the Restructuring is not reflected in the consolidated financial statements.
Noncontrolling Interest — The Company accounts for a 10% equity interest in FCMC to a related party in accordance with Topic 810, Consolidations, applying consolidation accounting under Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”).
Loss Per Share — Basic and diluted net loss per share is calculated by dividing net loss attributed to common shareholders by the weighted average number of common shares outstanding during the period. The effects of warrants, restricted stock units and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Dilutive potential common shares are calculated using the treasury stock method. For the years ended December 31, 2009 and 2008, 301,000 and 582,000 stock options, respectively, were not included in the computation of net loss per share because they were antidilutive.

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
Restricted Cash — Restricted cash includes interest and principal collections received on the Company’s portfolio of notes receivable and loans held for investment, substantially all of which is required to pay down current debt obligations with its Bank.
Investment in REIT Securities — Investment in REIT securities includes preferred and common stocks of the Huntington REIT. Investment in preferred and common stock of the REIT, which cannot be sold or redeemed by the Company, is classified at the date of purchase as non-marketable and carried at cost, and periodically assessed for other than temporary impairment. The investment in common stock of the REIT of approximately $4.9 million is carried at cost. The Company owns 4,724 shares of REIT preferred stock and seven shares of common stock of the REIT.
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
Mortgage Loans and Real Estate Held for Sale — As part of the Restructuring, trust certificates representing approximately 83% of the Portfolio, acquired through foreclosure, was transferred to the REIT and such loans and owned real estate are classified as “held for sale.” As a result, a loss on the transfer was recorded as loss on mortgage loans and real estate held for sale. Subsequent to March 31, 2009, mortgage loans and real estate held for sale are carried at the lower of cost or market value. Because the transfer has been accounted for as a secured financing in accordance with GAAP, Topic 860, Transfers and Servicing, (based solely on the assertion that the transferred assets have not been legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy), the mortgage loans and real estate remain on the Company’s balance sheet classified as mortgage loans and real estate held for sale and with a nonrecourse liability also recorded on the balance sheet in an equal amount. The fair value of the mortgage loans and owned real estate held for sale is based on an assessment of the underlying residential 1-4 family mortgage loans and real estate, expected cash flows and other market-based information, and where observable market prices and other data are not available for similar loans, pricing models or discounted cash flow analyses, using observable market data where available, are utilized to estimate market value. Mortgage loans and real estate held for sale are valued as of the end of each reporting period, and changes in fair value are recorded in earnings as fair valuation adjustments.

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
Notes Receivable Held for Sale — At March 31, 2009, as part of the Restructuring, notes receivable, which represent the loans and assets that collateralize the Unrestructured Debt, are classified as “held for sale” as this portfolio is from time to time actively marketed for sale, and a lower of cost or market value was recorded as loss on valuation of investments in trust certificates and notes receivable held for sale. Subsequent to March 31, 2009, the fair value of the notes receivable is based on an assessment of the underlying residential 1-4 family mortgage loans, expected cash flows and other market-based information, and where observable market prices and other data are not available for similar loans, pricing models or discounted cash flow analyses, using observable market data where available, are utilized to estimate market value. Notes receivable are valued as of the end of each reporting period, and changes in fair value are recorded as fair valuation adjustments.
Income Recognition on Investment in Trust Certificates and Mortgage Loans and Real Estate Held for Sale — Income on the investment in mortgage loans and real estate held for sale is estimated based on the available information on these loans and real estate provided by the Bank and from the loans serviced for the Trust. The estimated income does not represent cash received and retained by the Company, and is essentially offset through a valuation adjustment of the nonrecourse liability. During the second quarter of 2009, the Company revised its interest accrual policy to accrue only one month of interest on performing loans (loans that are contractually current).
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
Discounts on Acquired Loans — The Company followed Topic 310, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for acquired loans which have evidence of deterioration of credit quality since origination and for which it is probable, at the time of our acquisition, that the Company will be unable to collect all contractually required payments. For these loans, the excess of the undiscounted contractual cash flows over the undiscounted cash flows estimated by us at the time of acquisition was not accreted into income (nonaccretable discount). The amount representing the excess of cash flows estimated by us at acquisition over the purchase price was accreted into purchase discount earned over the life of the loan (accretable discount). The nonaccretable discount was not accreted into income. If cash flows could not be reasonably estimated for any loan, and collection was not probable, the cost recovery method of accounting was used. Under the cost recovery method, any amounts received were applied against the recorded amount of the loan.
Subsequent to acquisition, if cash flow projections improved, and it was determined that the amount and timing of the cash flows related to the nonaccretable discount were reasonably estimable and collection was probable, the corresponding decrease in the nonaccretable discount was transferred to the accretable discount and was accreted into interest income over the remaining life of the loan on the effective interest method. If cash flow projections deteriorated subsequent to acquisition, the decline was accounted for through the allowance for loan losses.
There was significant judgment involved in estimating the amount of the loan’s future cash flows. Depending on the timing of an acquisition, the initial allocation of discount generally was made primarily to nonaccretable discount until the Company had boarded all loans onto its servicing system; at that time, any cash flows expected to be collected over the purchase price were transferred to accretable discount. Generally, the allocation was finalized no later than ninety days from the date of purchase.
For loans not addressed by Topic 310 that were acquired subsequent to December 31, 2004, the discount, which represented the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, was accreted into purchase discount earned using the interest method over the term of the loans. This was consistent with the method the Company utilized for its accounting for loans purchased prior to January 1, 2005, except that for these loans an allowance allocation was also made at the time of acquisition.
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
The accrual of interest was discontinued when management believed, after considering economic and business conditions and collection efforts, that the borrower’s financial condition was such that collection of interest was doubtful, which generally was less than 209 days contractually delinquent with a recency payment in the last 179 days. When interest accrual was discontinued, the unpaid accrued interest on certain loans in the foreclosure process was not reversed against interest income where the current estimate of the value of the underlying collateral exceeded 110% of the outstanding loan balance. For all other loans held for investment, all unpaid accrued interest was reversed against interest income when interest accrual was discontinued. Except for certain loan modifications, subsequent recognition of income occurred only to the extent payment was received, subject to management’s assessment of the collectibility of the remaining interest and principal. Except for certain performing loans that were modified by a reduction in the interest rate, while all accrued and unpaid interest was reversed and in these cases, interest at the new modified interest rate was accrued, a nonaccrual note was restored to an accrual status when collectibility of interest and principal was expected to be fully recovered.
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
The Company’s management of interest-rate risk predominantly included the use of plain-vanilla interest-rate swaps to synthetically convert a portion of its London Interbank Offered Rate (“LIBOR”)-based variable-rate debt to fixed-rate debt. In accordance with Topic 815, derivative contracts hedging the risks associated with expected future cash flows are designated as cash flow hedges. The Company formally documents at the inception of its hedges all relationships between hedging instruments and the related hedged items, as well as its interest risk management objectives and strategies for undertaking various accounting hedges. Additionally, we use regression analysis at the inception of the hedge and for each reporting period thereafter to assess the derivative’s hedge effectiveness in offsetting changes in the cash flows of the hedged items. The Company discontinues hedge accounting if it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in the fair value of the derivative in earnings. All of the Company’s interest-rate swaps qualify for cash flow hedge accounting, and are so designated.

In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest-rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $837.9 million of debt (the amount designated as tranche A debt as of March 31, 2009) owed to the Bank has been paid in full. The carrying value included in accumulated other comprehensive loss (“AOCL”) within stockholders’ deficit related to the terminated hedges is amortized to earnings over time.
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
As of December 31, 2008, the Company removed the hedge designations for its cash flow hedges. As a result, the Company continues to carry the December 31, 2008 balance related to these hedges in AOCL unless it becomes probable that the forecasted cash flows will not occur. The balance in AOCL is being amortized to earnings as part of interest expense in the same period or periods during which the hedged forecasted transaction affects earnings.
Fair Value Measurements — Topic 820, Fair Value Measurements and Disclosures, establishes a three-tier hierarchy for fair value measurements based upon the transparency of the inputs to the valuation of an asset or liability and expands the disclosures about instruments measured at fair value. A financial instrument is categorized in its entirety and its categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
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

Deferred Financing Costs — Deferred financing costs, which include origination fees incurred in connection with obtaining term loan financing from our banks prior to November 2007, are deferred and are amortized over the term of the related loan.
Income Taxes — Income taxes are accounted for under Accounting for Income Taxes (“Topic 740”), which requires an asset and liability approach in accounting for income taxes. This method provides for deferred income tax assets or liabilities based on the temporary difference between the income tax basis of assets and liabilities and their carrying amount in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the benefit of the deferred tax assets will not be realized in future years. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of the changes.
Servicing Fees and Other Income — Servicing fees and other income consists of prepayment penalties, fees for servicing loans for third parties, due diligence fees for services provided to third parties, late charges, and other miscellaneous income. With the exception of servicing and due diligence fees for services provided to third parties, such income is recognized on a cash basis.
Dividend Income — Dividend income consists of payments received from the Investment in REIT securities, which the Company received in exchange for the Trust Certificates that were transferred to the Bank’s REIT on March 31, 2009. Dividend income is recognized on an accrual basis.
Fair Value of Financial Instruments — Topic 825, Financial Instruments, requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Topic 825 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.
The methods and assumptions used by the Company, prior to the Restructuring, in estimating the fair value of its financial instruments at December 31, 2008 were as follows:
a.	Cash, Restricted Cash, Accrued Interest Receivables, Other Receivable and Accrued Interest Payable — The carrying values reported in the consolidated balance sheets are a reasonable estimate of fair value.
b.	Notes Receivable — Fair value of the net note receivable portfolio is estimated by discounting the estimated future cash flows using the interest method. The fair value of notes receivable at December 31, 2008 approximated $304 million, which was based on an independent valuation as of February 28, 2009.
c.	Loans Held for Investment — The fair value of loans held for investment at December 31, 2008 approximated $274 million, which was based on an independent valuation as of February 28, 2009.

d.	Short-term Borrowings — The interest rates on financing agreements and other short-term borrowings reset on a monthly basis; therefore, the carrying amounts of these liabilities approximate their fair value.
e.	Long-term Debt — The fair value of the Company’s long-term debt (notes payable) at December 31, 2008 approximated $578 million.
At December 31, 2009, the Company’s investment in trust certificates, mortgage loans and real estate held for sale, and notes receivable held for sale are carried at estimated fair values. The book value of the investment in REIT securities approximates the fair value for these non-marketable securities. The fair value of the Company’s long-term debt (notes payable) is estimated to be equal to the fair value of the investment in trust certificates, mortgage loans and real estate held for sale and notes receivable held for sale (in aggregate, the collateral for the long-term debt), which approximated $418 million at December 31, 2009.
Stock-Based Compensation Plans — The Company maintains share-based payment arrangements under which employees are awarded grants of restricted stock, non-qualified stock options, incentive stock options and other forms of stock-based payment arrangements. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Topic 718 (revised 2004), Share-Based Payment, (“Topic 718”) using the modified-prospective transition method. Under this transition method, compensation cost recognized beginning January 1, 2006 includes compensation cost for all share-based payment arrangements issued, but not yet vested as of December 31, 2005, based on the grant date fair value and expense attribution methodology determined in accordance with the original provisions of Topic 718. Compensation cost for all share-based payment arrangements granted subsequent to December 31, 2005, is based on the grant-date fair value estimated in accordance with the provisions of Topic 718. In addition, the effect of forfeitures on restricted stock (if any), is estimated when recognizing compensation cost.
Prior to adoption of Topic 718, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Topic 718 requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.
The compensation cost recognized in income was $170,633 and $291,610 for the years ended December 31, 2009 and 2008, respectively.
Recent Accounting Pronouncements
Topic 820, Fair Value Measurements and Disclosures, is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other matters, that a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Topic 820 defines fair value based upon an exit price model. The Company adopted Topic 820 as of January 1, 2008. Adoption of this standard affected disclosures only and did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued Topic 810, Consolidations. Topic 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). Topic 810 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Under Topic 810, noncontrolling interests are reported as a separate component of consolidated stockholders’ equity. In addition, net income allocable to noncontrolling interests and net income attributed to stockholders are reported separately in the consolidated statements of operations. Topic 810 became effective beginning January 1, 2009. Topic 810 has an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned subsidiary. The Company adopted Topic 810 as of January 1, 2009.
In March 2008, the FASB issued Topic 815, Derivatives and Hedging. The new standard enhances disclosures about how and why a company uses derivatives; how derivative instruments are accounted for under Topic 815 (and the interpretations of that standard); and, how derivatives affect a company’s financial position, financial performance and cash flows. Topic 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this standard as of January 1, 2009. Adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.
In April 2009, the FASB issued Topic 825, Financial Instruments. Topic 825 requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. This standard is effective for periods ending after September 15, 2009. Adoption of this standard will affect disclosures only and will not have a material impact on the Company’s consolidated financial position and results of operations.
In May 2009, the FASB issued Topic 855, Subsequent Events. Topic 855 establishes general standards of accounting for and disclosure of subsequent events. In addition, Topic 855 requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were made available to be issued. Topic 855 is effective for periods ending after September 15, 2009, and accordingly, the Company adopted this standard in the third quarter of 2009. The Company had evaluated subsequent events through the time of filing its consolidated financial statements with the Securities and Exchange Commission and does expect the adoption of this standard to have any impact on the Company’s consolidated financial position and results of operations.
In August 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures, which provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This standard became effective for us on October 1, 2009 and did not have a significant impact on our consolidated financial position or results of operations.
The FASB has published ASU 2009-13, Revenue Recognition — Multiple Deliverable Revenue Arrangements, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition — Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. FASB ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

3.	INVESTMENT IN TRUST CERTIFICATES AT FAIR VALUE, MORTGAGE LOANS AND REAL ESTATE HELD FOR SALE, AND NOTES RECEIVABLE HELD FOR SALE
Investment in Trust certificates, carried at estimated fair value, as of December 31, 2009 consist principally of the trust certificates not transferred to the Bank’s REIT as of the Restructuring (representing approximately 17% of the Company’s loans and real estate assets as of March 31, 2009):

December 31, 2009
Balance, January 1, 2009	$—

Fair value designation at March 31, 2009	95,832,753
Trust distributions	(17,647,303)
Transfers (out)	(10,794,569)
Fair value adjustment, net	1,964,854

Balance, December 31, 2009	$69,355,735

Mortgage loans and real estate held for sale, carried at lower of cost or estimated fair value, as of December 31, 2009 consist principally of the trust certificates transferred to the Bank’s REIT as of the Restructuring (representing approximately 83% of the Portfolio as of March 31, 2009):

December 31, 2009
Balance, January 1, 2009	$—

Fair value designation at March 31, 2009	477,316,409
REO sales	(53,764,783)
Principal payments	(43,116,808)
Loans written off	(594,853)
Fair value adjustments, net	(34,398,100)

Balance, December 31, 2009	$345,441,865

Notes receivable held for sale, carried at lower of cost or estimated fair value, as of December 31, 2009 consist principally of the Company’s loans securing the Unrestructured Debt:

December 31, 2009
Balance, January 1, 2009	$—

Fair value designation at March 31, 2009	4,141,487
Principal payments	(794,986)
Loans written off	(602,628)
Fair value adjustments, net	831,450

Balance, December 31, 2009	$3,575,323

4.	NOTES RECEIVABLE, ORIGINATED LOANS HELD FOR INVESTMENT, PURCHASE DISCOUNT AND ALLOWANCE FOR LOAN LOSSES
Due to the Restructuring and the exchange of loans and other real estate owned for trust certificates effectuated as of March 31, 2009, the Company does not have any significant portfolios of loans that it manages as the investor and no longer has portfolios classified as held to maturity. Although the transfer of the trust certificates was structured in substance as a sale of financial assets, the transfer, for accounting purposes, is treated as a financing under GAAP, and, therefore, the assets transferred to the trust remain on the Company’s balance sheet as Investment in trust certificates at fair value, mortgage loans and real estate held for sale and notes receivable held for sale. Accordingly, the tables that follow are only for December 31, 2008 and represent the Company’s legacy loan portfolios prior to the Restructuring.
Notes receivable, net of accretable and nonaccretable discounts, consisted principally of residential one-to-four family mortgage loans as of December 31, 2008:

2008
Real estate secured	$974,530,982
Manufactured and mobile homes	14,704,899
Unsecured	32,412,410

1,021,648,291

Less:
Purchase discount	(9,777,475)
Allowance for loan losses	(471,093,159)

Balance	$540,777,657

Originated loans held for investment, represented residential one-to-four family real estate mortgage loans as of December 31, 2008:

2008
Real estate secured	$394,016,324
Consumer unsecured	723,935
Manufactured homes	—

394,740,259

Less:
Net deferred costs and fees	(3,035,940)
Allowance for loan losses	(49,876,092)

Balance	$341,828,227

Changes in the allowance for loan losses on notes receivable and loans held for investment for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Allowance for loan losses, beginning of year	$520,969,251	$254,661,653

Provision for loan losses	169,479	412,802,253
Loans transferred to OREO	(6,517,919)	(25,150,881)
Loans charged off	(14,029,345)	(122,260,110)
Loans exchanged for trust certificates	(481,453,374)	—
Loans reclassified as loans held for sale	(17,435,075)	—
Other, net	(1,703,017)	916,336

Allowance for loan losses, end of year	$—	$520,969,251

Write-downs for declines in the estimated net realizable value of OREO resulted in a provision for loan losses of $45,319,736 during the twelve months ended December 31, 2008, which was not included in the above tables. As a result of the Restructuring and the exchange of loans and other real estate owned for trust certificates, and because, as of March 31, 2009, the Company is carrying its investments at fair value or lower of cost or market value, the allowance for loan losses was eliminated during the first quarter of 2009; therefore, there was no remaining balance of the allowance for loan losses as of December 31, 2009.
At December 31, 2008, principal amounts of notes receivable included approximately $615 million of notes for which there was no accrual of interest income. The following information related to impaired notes receivable, which include all such notes receivable as of and for the year ended December 31, 2008:

2008
Total impaired notes receivable	$615,159,200

Allowance for loan losses related to impaired notes receivable	$340,368,461

Interest income recognized	$23,137,469

Average balance of impaired notes receivable during the year	$472,685,854

At December 31, 2008, the principal amount of loans held for investment included loans on non-accrual status of approximately $236 million.

2008
Total impaired loans held for investment	$236,010,911

Allowance for loan losses related to loans held for investment	$40,328,866

Interest income recognized	$6,086,370

Average balance of impaired loans held for investment during the year	$209,008,158

In the normal course of its business, the Company restructured or modified terms of certain loans to enhance the collectibility of such loans. We classified a previously delinquent or performing loan as modified when we restructured the loan due to the borrower’s deteriorated financial situation, and, as a condition to the closing of the modification, received at least one full monthly payment at the time of the closing of the modification. As of December 31, 2008, principally all of the modified loans consisted of the deferral of the past due and uncollected interest or a reduction in the interest rate. Interest rate reduction modifications generally were for a period of one year, and for rate reduction modifications of delinquent loans, also incorporated a deferral of the past due and uncollected interest.
As of December 31, 2009 and December 31, 2008, the unpaid principal balance of mortgage loans being serviced by the Company for others was $1.99 billion and $243.4 million, respectively. Mortgage loans serviced for others, except for mortgage loans serviced for the Bank, are not included on the Company’s consolidated balance sheets.
The following table sets forth certain information relating to the activity in the accretable and nonaccretable discounts, which is shown as a component of notes receivable principal on the balance sheet at December 31, 2008, in accordance with Topic 310 for the periods indicated:

	2009	2008
Accretable Discount
Balance, beginning of period	$24,860,752	$26,507,403
Accretion	(198,841)	(1,646,651)
Loans transferred to Huntington	(24,131,696)	—
Loans transferred to notes receivable held for sale	(530,215)	—

Balance, end of period	$—	$24,860,752

Nonaccretable Discount
Balance, beginning of period	$97,603,366	$102,141,880
Net reductions relating to loans repurchased	—	(123,760)
Net reductions relating to loans charged off	—	(1,379,028)
Loans transferred to Huntington	(93,655,391)	—
Loans transferred to notes receivable held for sale	(2,847,136)	—
Loans transferred to OREO, other	(1,100,839)	(3,035,726)

Balance, end of period	$—	$97,603,366

The outstanding balance of notes receivable subject to Topic 310 at December 31, 2008 was $938.9 million. The allowance for loan losses related to loans subject to Topic 310 was $405.1 million at December 31, 2008. The allowance was increased during 2008 by a charge to provision for loan losses in the amount of $237.6 million. Due to the Restructuring and the exchange of loans for Trust Certificates, carried at either fair value or lower of cost or fair value, there was no remaining balance in accretable and nonaccretable discount as of December 31, 2009.

5.	FAIR VALUATION ADJUSTMENTS
Fair valuation adjustments include amounts subsequent to March 31, 2009 related to adjustments in the fair value of the investment in trust certificates, the nonrecourse liability, and adjustments to the lower of cost or market related to mortgage loans and real estate held for sale, and for losses on sales of real estate owned.
The following table sets forth the activity since the Restructuring affecting the fair valuation adjustments during the nine months ended December 31, 2009:

Nine Months Ended
December 31, 2009
Valuation (loss) on OREO sold	$(14,891,467)
Valuation (loss) on mortgage loans and OREO	(34,398,100)
Valuation gain on nonrecourse liability	34,398,100
Other adjustments	(12,329,951)

(Loss) on valuation	$(27,221,418)

Other adjustments include estimated fair market value adjustments and the offset to the interest and other income recorded on the investment in trust certificates.
6.	DERIVATIVES
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
In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest-rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $837.9 million of debt (tranche A debt) owed to the Bank has been paid in full. The carrying value included in accumulated other comprehensive loss (“AOCL”) within stockholders’ equity at December 31, 2008 related to the terminated hedges is amortized to earnings over time.
As of December 31, 2009, the notional amount of the Company’s fixed-rate interest-rate swaps totaled $390 million, representing approximately 32% of the Company’s outstanding variable rate debt. The fixed-rate interest-rate swaps were expected to reduce the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR during the remaining terms of the swap agreements. All of our interest-rate swaps were executed with the Bank.
As of December 31, 2008, the Company removed the hedge designations for its cash flow hedges. As a result, the Company continues to carry the December 31, 2008 balance related to these hedges in AOCL unless it becomes probable that the forecasted cash flows will not occur. The balance in AOCL is amortized to earnings as part of interest expense in the same period or periods during which the hedged forecasted transaction affects earnings.

The following table presents the notional and fair value amounts of the interest rate swaps at December 31, 2009.

Notional Amount	Term	Maturity Date	Fixed Rate	Estimated Fair Value
$275,000,000	3 years	March 5, 2011	3.47%	$(9,380,699)
70,000,000	3 years	March 5, 2011	3.11%	(1,917,039)
45,000,000	4 years	March 5, 2012	3.43%	(1,846,853)

$390,000,000				$(13,144,591)

Interest rate swaps increased our interest expense for the twelve months ended December 31, 2009 by $23.4 million. The estimated fair value of the swaps at December 31, 2009 was a negative $13.1 million.
The net changes in the fair value of the Company’s derivatives, which is reflected in derivative liabilities, at fair value, for the twelve months ended December 31, 2009 and 2008 are as follows:

	2009	2008
Balance, January 1	$(27,753,436)	$—

Additions	—	(5,048,748)
Cash settlements	14,317,132	—
Fair value adjustments	(7,908,287)	(22,704,688)
Terminated contracts	8,200,000	—

Balance, December 31	$(13,144,591)	$(27,753,436)

7.	FAIR VALUE MEASUREMENTS
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
The carrying value of derivative and financial instruments on the Company’s financial statements at December 31, 2009 are as follows:

	Level 1	Level 2	Level 3	Level 3
Interest-rate swaps	$—	$(13,144,591)	$—	$—
Investment in trust certificates	—	—	69,355,735	—
Nonrecourse liability	—	—	—	(345,441,865)

Total	$—	$(13,144,591)	$69,355,735	$(345,441,865)

The changes in items classified as Level 3 during the twelve months ended December 31, 2009 are as follows:

	Investments	Liabilities
Balance, January 1, 2009	$—	$—

Additions	151,189,198	(477,316,409)
Total recognized unrealized (losses)/gains	(53,391,591)	34,398,100
Transfers in/(out)	(10,794,569)	594,853
Distributions/payments	(17,647,303)	96,881,591

Balance, December 31, 2009	69,355,735	$(345,441,865)

Unrealized losses included in earnings during the twelve months ended December 31, 2009 related to investments held at December 31, 2009 were $53.4 million.
The carrying value of assets measured at the lower of cost or market value at December 31, 2009 are as follows:

	Level 1	Level 2	Level 3
Mortgage loans and real estate held for sale	$—	$—	$345,441,865
8.	BUILDING, FURNITURE AND EQUIPMENT, NET
At December 31, 2009 and 2008, building, furniture and equipment, net consisted of the following:

	2009	2008
Building and improvements	$3,327,537	$2,280,626
Furniture and equipment	657,883	1,571,404

	3,985,420	3,852,030

Less accumulated depreciation	(2,456,002)	(1,809,594)

	$1,529,418	$2,042,436

9.	NOTES PAYABLE
As of December 31, 2009, the Company had total borrowings of $1.37 billion under the Restructuring Agreements, of which $1.33 billion was subject to the Legacy Credit Agreement and $39.5 million remained under a credit facility excluded from the Restructuring Agreements (the “Unrestructured Debt”). Substantially all of the debt under these facilities was incurred in connection with the Company’s legacy purchases and origination of residential one-four family mortgage loans. These borrowings are shown in the Company’s financial statements as “Notes payable” (referred to as “term loans” or “term debt” herein). At December 31, 2009, FCMC owed $1 million under the revolving line of its Licensing Credit Agreement with the Bank, which is shown in the Company’s financial statements as “Financing agreement.”
At December 31, 2009, the interest rates on our notes payable were as follows:

		Under the terms of credit
	In accordance with the	agreement excluded
	terms of the Legacy Credit	from the
	Agreement	Legacy Credit Agreement
FHLB 30-day LIBOR advance rate plus 2.60%	$—	$15,998,860
FHLB 30-day LIBOR advance rate plus 2.75%	—	23,535,477
LIBOR plus 2.25% (Tranche A)	770,617,430	—
LIBOR plus 2.75% (Tranche B)	417,164,681	—
15.00% fixed (Tranche C)	140,074,386	—

	$1,327,856,497	$39,534,337

During the nine months ended December 31, 2009 following the Restructuring, while the Company made principal payments on the senior portion (tranche A) of the notes payable in the amount of $68.4 million, total notes payable outstanding was reduced by only $43.7 million. The balance of certain subordinate portions (tranches B and C) of notes payable actually increased during this nine month period as interest due and unpaid was accrued and added to the outstanding term debt balance as per the terms of Restructuring Agreements, which require all available cash to be applied to interest and principal on tranche A until paid in full before payments can be applied to tranches B and C. For the full year of 2009, the Company paid down notes payable by a total of $99.7 million.
At December 31, 2009 and 2008, the weighted average interest rate on our term debt was 3.93% and 3.95%, respectively.
Aggregate contractual maturities of all notes payable at December 31, 2009 are as follows:
•	$39.5 million in Unrestructured Debt will mature on June 30, 2010 (extended for 90 days on March 26, 2010); and,
•	$1.33 billion will mature on March 31, 2012 in accordance with the terms of the Legacy Credit Agreement.
Prior to the March 31, 2009 Restructuring, our indebtedness was governed by forbearance agreements and prior credit and warehousing agreements with Huntington. As of December 31, 2009, all of our borrowings, with the exception of the Unrestructured Debt in the amount of $39.5 million, are governed by credit agreements entered into as part of the Restructuring Agreements. Information regarding the Restructuring Agreements and credit and forbearance agreements is presented below.

March 2009 Restructuring
On March 31, 2009, Franklin Holding, and certain of its direct and indirect subsidiaries, including Franklin Credit Management Corporation and Tribeca Lending Corp., entered into a series of agreements (collectively, the “Restructuring Agreements”) with the Bank, successor by merger to Sky Bank, pursuant to which the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, and approximately 83% of the Portfolio was transferred to Huntington Capital Financing, LLC (the “REIT”), a real estate investment trust wholly-owned by the Bank.
The Restructuring did not include a portion of the Company’s debt (the “Unrestructured Debt”), which as of March 31, 2009 totaled approximately $40.7 million. The Unrestructured Debt remains subject to the original terms of the Franklin forbearance agreement entered into with the Bank in December 2007 and subsequent amendments thereto (the Franklin Forbearance Agreement) and the Franklin 2004 master credit agreement. On April 20, August 10, and November 13, 2009, Franklin Holding, and certain of its direct and indirect subsidiaries, including FCMC and Franklin Credit Asset Corporation (“Franklin Asset”) entered into amendments to the Franklin Forbearance Agreement and Franklin 2004 master credit agreement (the Amendments) with the Bank relating to the Unrestructured Debt whereby the term of forbearance period, which had been previously extended by the Bank, was extended through and including March 31, 2010; and, on March 26, 2010 was extended until June 30, 2010. The Bank again agreed to forebear with respect to any defaults past or present with respect to any failure to make scheduled principal and interest payments to the Bank (“Identified Forbearance Default”) relating to the Unrestructured Debt. During the forbearance period, the Bank, absent the occurrence and continuance of a forbearance default other than an Identified Forbearance Default, will not initiate collection proceedings or exercise its remedies in respect of the Unrestructured Debt or elect to have interest accrue at the stated rate applicable after default. In addition, FCMC is not obligated to the Bank with respect to the Unrestructured Debt and any references to FCMC in the Franklin 2004 master credit agreement governing the Unrestructured Debt have been amended to refer to Franklin Asset.
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
The Franklin forbearance agreement and the Tribeca forbearance agreement (together, the “Forbearance Agreements”) that had been entered into with the Bank were, except for approximately $39.5 million of the Company’s debt outstanding at December 31, 2009, replaced effective March 31, 2009 by the Restructuring Agreements.

In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $837.9 million of term debt (tranche A term debt) has been paid in full. At December 31, 2009, $770.6 million of this tranche of term debt remained to be paid off before payment of the swap termination fee is triggered. The Company has other non-amortizing fixed-rate interest rate swaps with the Bank, which have not been terminated.
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
Background to the Restructuring. The severe deterioration in the U.S. housing market and the nearly complete shutdown of the mortgage credit market for most borrowers in the latter part of 2007 and throughout 2008, coupled with the severe economic slowdown and rapidly rising unemployment during 2008, resulted in increased delinquencies, provisions for loan losses, operating losses, and decreased cash flows for the Company. The impact on the Company’s operations was severe, and included (i) a substantial and growing shortfall in cash collections from the portfolio of mortgage loans and real estate owned relative to the Company’s debt service obligations owed to the Bank, (ii) a substantial and growing shortfall in the value of the Company’s assets, relative to the amounts owed to the Bank, (iii) concern by potential servicing customers and other constituencies over the continued viability of the Company, including the viability of FCMC, the Company’s servicing platform, and (iv) concern that the Bank was increasingly likely to: (a) cease granting necessary waivers and forbearances with respect to defaults under the Company’s various credit facilities; and, (b) declare a default with respect to the credit facilities and foreclose on the assets of the Company, substantially all of which were pledged to the Bank, especially in light of communications from the Bank indicating that it was seeking greater and more direct control over the collection guidelines related to the assets in the Portfolio and may have needed to foreclose on the Portfolio if it were not able to consummate a transaction like the Restructuring in which it was able to gain control over the Portfolio while keeping the credit facilities outstanding. Such a foreclosure would have left no value for the Company’s stockholders.
In order to address these issues, accommodate the concerns of the Bank to take advantage of what the Company believes is the best option to preserve value for its stockholders, the Company negotiated and entered into the Restructuring, which was approved by the Company’s Board of Directors.

Summary of the Restructuring. Key attributes of the Restructuring, as they relate to the Company’s legacy indebtedness to the Bank include:
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
(2)	principal and interest payments in respect of the Legacy Credit Agreement are only due and payable to the extent of cash flow of the Company, which cash flow would include dividends declared and paid in respect of the REIT Securities or any other assets of the Company, other than the retained interest in FCMC (as discussed below); and,
(3)	the Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets of FCMC (except for a first lien of the Bank on an office condominium unit and a second priority lien of the Bank on cash collateral held as security under the Licensing Credit Agreement) and a portion of FCMC’s stock, representing not less than twenty percent and not more than seventy percent of FCMC’s common equity, based on the amounts received by the Bank from the cash collections from FCMC’s servicing of the Portfolio as discussed in more detail below. Under the terms and conditions of the Restructuring Agreements, FCMC may pay dividends or other distributions in respect of its capital stock if FCMC delivers to the Bank a payment to be applied to outstanding obligations under the Legacy Credit Agreement equal to seventy percent of any such distribution or dividend that FCMC elects to make or declare, which percentage share may be reduced to twenty percent based upon the Bank’s receipt of the agreed amounts of net remittances from the Portfolio summarized below.

From the perspective of the Company and its stockholders, the Restructuring accomplished a number of overarching objectives, including:
(1)	release of thirty percent of the equity in FCMC, ten percent of which has been transferred to the Company’s principal stockholder, Thomas J. Axon, from the Company’s pledges to the Bank in respect of its Legacy Credit Agreement, with the possibility of release of up to an additional fifty percent (of which a maximum of ten percent would go to Thomas J. Axon), based upon the Bank’s receipt of the agreed amounts of net remittances from the Portfolio, summarized below (the “Net Remittances”), from March 31, 2009, the effective date of the Legacy Credit Agreement (the “Legacy Effective Date”), through the term of the Legacy Credit Agreement; the Bank shall reduce its interest in the equity in FCMC, as collateral, in accordance with the following collection levels;

Minimum Amount
of Net Remittances
Level	(Minimum Level Amount)	Time Period	Release of Equity Interests
Level 1	$225 million	1 year from the Legacy Effective Date	10% (70% reduces to 60%)
Level 2	$475 million	3 years from the Legacy Effective Date	10% (60% reduces to 50%)
Level 3	$575 million	No time period specified	10% (50% reduces to 40%)
Level 4	$650 million	No time period specified	10% (40% reduces to 30%)
Level 5	$750 million	No time period specified	10% (30% reduces to 20%)
(2)	entry into a servicing agreement enabling the Company to receive fee income in respect of its continued servicing of the transferred Portfolio; and,
(3)	entry into amended credit facilities in the aggregate principal amount of $13.5 million, including a $5 million facility for working capital and to support various servicer licenses, a $2 million revolving facility and a $6.5 million letter of credit facility to support various servicer licenses.

*	Provided, however, (i) if Net Remittances do not reach the minimum Level 1 amount prior to the first anniversary of the Legacy Effective Date, but reach the minimum Level 2 amount prior to the third anniversary of the Legacy Effective Date, the Bank shall retain, as collateral, 55% of the FCMC equity instead of 50%, as currently scheduled, and any subsequent reductions in the amount of FCMC equity pledged to the Bank shall be 10%; and provided further that (ii) if Net Remittances do not reach the minimum Level 1 amount prior to the first anniversary of the Legacy Effective Date and do not reach the minimum Level 2 amount prior to the third anniversary of the Legacy Effective Date, then the schedule for release of the equity interests in FCMC currently pledged to the Bank shall be as follows: (x) upon attaining the minimum Level 3 amount, the pledged equity interests in FCMC shall reduce 25% (from 70% to 45%); (y) upon attaining the minimum Level 4 amount, the pledged equity interests in FCMC shall reduce an additional 10% (from 45% to 35%), and (z) upon attaining the minimum Level 5 amount, the pledged equity interests in FCMC shall reduce an additional 10% (from 35% to 25%).
Among the most significant costs of accomplishing these objectives were:
(1)	the possible transfer of ownership of a portion of FCMC, including a minimum of twenty percent and a maximum of seventy percent, to the Bank at maturity of the Company’s Legacy Credit Agreement with the Bank, unless further extended if the Company is not otherwise able to satisfy or refinance the Legacy Credit Agreement prior to maturity;
(2)	the transfer of ten percent of ownership of FCMC to Franklin Holding’s principal stockholder, Thomas J. Axon, as the cost of obtaining certain guarantees and pledges required by the Bank as a condition of the restructuring, subject to increase to an additional ten percent should the pledge of common shares of FCMC by Franklin Holding to the Bank be reduced upon the attainment by FCMC of certain net collection targets set by the Bank with respect to the Portfolio;

(3)	entry into a service agreement with respect to FCMC’s continued servicing of the Portfolio that allows the Bank to terminate such servicing and, concomitantly, FCMC’s fee income from servicing the Portfolio; and,
(4)	the Company may incur significant income tax liabilities as a result in part of a tax basis transfer, at termination of the Legacy Credit Agreement, liquidation of the Company or any of its direct or indirect subsidiary companies, or certain other Company events such as a de facto liquidation. The amount of any tax liability that the Company may incur is not certain since any such calculations need to be performed on a company by company basis and are influenced by a number of factors including, but not limited to, the ability to use prior year losses and future results of operations.
Restructuring Agreements. In connection with the Restructuring, the Company and its subsidiaries:
1.	Transferred substantially the entire Portfolio in exchange for the REIT Securities.
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
(c)	an undivided 100% interest in the portion of consumer mortgage loan assets allocated to the M&I Marshall & Ilsley Bank (“M&I”) and BOS (USA) Inc. (“BOS”) (M&I and BOS collectively, the “Participants”) represented by two certificates (the “Participants Consumer Loan Certificates”); and,
(d)	an undivided 100% interest in Participants’ portion of the consumer REO assets represented by two certificates (the “Participants Consumer REO Certificates,” and together with the Participants Consumer Loan Certificate, the “Participants Trust Certificates”).
The Bank Trust Certificates represent 83.27961% of the assets transferred to New Trust considered in the aggregate (such portion, the “Bank Contributed Assets”) and the Participants Trust Certificates represent 16.72039% of the assets transferred to New Trust considered in the aggregate.

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
Pursuant to the terms of the Amended and Restated Credit Agreement (Legacy) (the “Legacy Credit Agreement”), the Company amended and restated substantially all of its indebtedness currently subject to a certain First Amended and Restated Forbearance Agreement and Amendment to Credit Agreements, dated December 19, 2008, and a certain First Amended and Restated Tribeca Forbearance Agreement and Amendment to Credit Agreements, dated December 19, 2008 (the “Forbearance Agreements”). As more fully described below, pursuant to the terms of the Legacy Credit Agreement, (1) the Participant Trust Certificates were collaterally assigned to the Bank as collateral for the loans as modified pursuant to the terms of the Legacy Credit Agreement (the “Restructured Loans”); (2) all net collections received by New Trust in connection with the portion of the Portfolio represented by the Bank Trust Certificates will be paid to the REIT Sub or its subsidiaries; (3) the REIT Securities were pledged to the Bank as collateral for the Restructured Loans; (4) Franklin Holding pledged seventy percent (70%) of the common equity in FCMC to the Bank as collateral for the Restructured Loans; and (5) Franklin Holding and FCMC were released from existing guarantees of the Restructured Loans, including Franklin Holding’s pledge of 100% of the outstanding shares of FCMC. In exchange, Franklin Holding and FCMC provided certain limited recourse guarantees relating to the Restructured Loans, wherein the Bank agreed to exercise only limited recourse against property encumbered by the pledge agreement (the “Pledged Collateral”) made in connection with the Legacy Credit Agreement, provided Franklin Holding and FCMC, respectively, any designee acting under the authority thereof or any subsidiary of either Franklin Holding or FCMC did not (i) commission any act fraud or material misrepresentation in respect of the Pledged Collateral; (ii) divert, embezzle or misapply proceeds, funds or money and/or other property relating in any way to the Pledged Collateral; (iii) breach any covenant under Article IV of the Pledge Agreement entered into by Franklin Holding; or (iv) conduct any business activities to perform diligence services, to service mortgage Loans or REO Properties or any related activities, directly or indirectly, other than by FCMC and Franklin Credit Loan Servicing, LLC (all of which are referred to as exceptions to nonrecourse).
The terms of the Legacy Credit Agreement vary according to the three tranches of loans covered by the Legacy Credit Agreement. At March 31, 2009, Tranche A included outstanding debt in the approximate principal sum of $837.9 million bearing interest at a per annum rate equal to one-month LIBOR plus 2.25% per annum, payable monthly in arrears on the outstanding principal balance of the related advances; Tranche B included outstanding debt in the approximate principal sum of $407.5 million bearing interest at a per annum rate equal to one-month LIBOR plus 2.75% per annum, payable monthly in arrears on the outstanding principal balance of the related advances; and, Tranche C included outstanding debt in the approximate principal sum of $125 million bearing interest at a per annum rate equal to 15%, payable monthly in arrears on the outstanding principal balance of the related advances. In the event of a default, the applicable interest rate will increase to 5% over the rate otherwise applicable to the respective tranche.
Terms of the Restructured Indebtedness Under the Legacy Credit Agreement. The following table summarizes the principal economic terms of the Company’s indebtedness under the Legacy Credit Agreement immediately following the Restructuring.

	Outstanding	Outstanding
	Principal Amount	Principal Amount	Applicable Interest		Required Monthly
	at March 31, 2009 –	at December 31, 2009 –	Margin Over LIBOR		Principal
	Franklin Asset/Tribeca	Franklin Asset/Tribeca	(basis points)		Amortization
Tranche A	$838,000,000	$771,000,000	225		None
Tranche B	$407,000,000	$417,000,000	275		None
Tranche C	$125,000,000	$140,000,000	N/A	(1)	None

Unrestructured Debt	$41,000,000	$40,000,000		(2)	None

(1)	The applicable interest rate is fixed at 15% per annum. Interest will be paid in kind during the term of the Restructuring.

(2)	Interest margin over FHLB 30-day LIBOR advance rate plus 2.60%-2.75%.
The interest rate under the terms of the Restructuring Agreements for Tranche A and Tranche B indebtedness that is the basis, or index, for the Company’s interest cost is the one-month LIBOR plus applicable margins. In accordance with the terms of the Restructuring Agreements, interest due and unpaid on Tranche B and Tranche C debt is accrued and added to the debt balance.

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
In accordance with the terms of the Legacy Credit Agreement, during the nine months ended December 31 2009, the outstanding balance of Tranche B increased from $407.5 million to $417.2 million and the outstanding balance of Tranche C increased from $125.0 million to $140.1 million, due to the addition of accrued interest for which cash was not available to pay the interest due.
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
On March 31, 2009 in connection with the Restructuring, Franklin Holding and FCMC have entered into an Amended and Restated Credit Agreement (Licensing) (the “Licensing Credit Agreement”) which includes a credit limit of $13,500,000, composed of a secured (i) revolving line of credit (“Revolving Facility”) up to the principal amount outstanding at any time of $2,000,000, (ii) up to the aggregate stated amount outstanding at any time for letters of credit of $6,500,000, and (iii) a draw credit facility (“Draw Facility”) up to the principal amount outstanding at any time of $5,000,000. As of December 31, 2009, $1,000,000 was outstanding under the revolving facility and approximately $6.3 million of letters of credit for various state licensing purposes were outstanding.
On March 26, 2010, Franklin Holding and FCMC entered into an amendment to the Licensing Credit Agreement with The Bank, which renewed and extended the Licensing Credit Agreement entered into with the Bank on March 31, 2009 as part of the Restructuring. The Amendment reduces the draw credit facility (“Draw Facility”) from $5.0 million to $4.0 million and extends the termination date to May 31, 2010, and extends the termination date for the $2.0 million revolving line of credit and $6.5 million letter of credit facilities to March 31, 2011. The amendment further provides that FCMC shall, to the extent permitted by applicable law, no less frequently than semi-annually, within forty-five days after each June 30th and December 31st of each calendar year, make pro-rata dividends, distributions and payments to FCMC’s shareholders and the Bank under the Legacy Credit Agreement. In accordance with the Legacy Credit Agreement, the Bank is currently entitled to 70% of all amounts distributed by FCMC. The payment of any dividend, distribution or payment to FCMC’s shareholders and the Bank would result in a reduction of FCMC’s stockholders’ equity and cash available for its operations. All other material terms and conditions of the Licensing Credit Agreement remain the same, including the collateral, warranties, representations, covenants and events of defaults.
The Revolving Facility and the letters of credit are used to assure that all state licensing requirements of FCMC are met and to pay approved expenses of the Company. The Draw Facility is used to provide working capital of FCMC, if needed, and amounts drawn and repaid under this facility cannot be re-borrowed. At the time the credit facility was renewed, $1.0 million was outstanding under the revolving facility and approximately $6.3 million of letters of credit for various state licensing purposes were outstanding. There were no amounts due under the Draw Facility.
The principal sum shall be due and payable in full on the earlier of the date that the advances under the Licensing Credit Agreement, as amended, are due and payable in full pursuant to the terms of the agreement, whether by acceleration or otherwise, or at maturity. Advances under the Revolving Facility shall bear interest at the one-month reserve adjusted LIBOR plus a margin of 8%. Advances under the Draw Facility shall bear interest at the one-month reserve adjusted LIBOR plus a margin of 6%. There is a requirement to make monthly payments of interest accrued on the Advances under the Revolving Facility and the Draw Facility. After any default, all advances and letters of credit shall bear interest at 5% in excess of the rate of interest then in effect.

The Licensing Credit Agreement, as amended, contains warranties, representations, covenants and events of default that are customary in transactions similar to the restructuring.
The Licensing Credit Agreement, as amended, is secured by (i) a first priority security interest in FCMC’s cash equivalents in a controlled account maintained at the Bank in an amount satisfactory to the Bank, but not less than $8.5 million, (ii) blanket existing lien on all personal property of FCMC, (iii) a second mortgage in real property interests at 6 Harrison Street, Unit 6, New York, New York, (iv) a first Mortgage in certain real property interests at 350 Albany Street, New York, New York; and (v) any monies or sums due FCMC in respect of any program sponsored by any Governmental Authority, including without limitation any fees received, directly or indirectly, under the U.S. Treasury Homeowners Affordability and Stability Plan.
The Draw Facility is guaranteed by Thomas J. Axon, Chairman of the Board of Directors and a principal stockholder of the Company. Mr. Axon’s Guaranty is secured by a first priority and exclusive lien on commercial real estate. In consideration for his guaranty, the Bank and the Company’s Audit Committee each had consented in March 2009 to the payment to Mr. Axon equal to 10% of FCMC’s common shares, which has been paid, subject to a further payment of up to an additional 10% in FCMC’s common shares should the pledge of common shares of FCMC by Franklin Holding to the Bank be reduced upon attainment by FCMC of certain net collection targets set by the Bank with respect to the Portfolio.
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

The Servicing Agreement shall have an initial term of three years which may be extended for one or two additional one year periods at the sole discretion of New Trust. During the first year of the agreement, Servicer shall receive a termination fee for each loan to the extent the servicing is terminated by the Bank for any reason other than a default under the terms of the servicing agreement. During the term of the servicing agreement, FCMC may not enter into any other third-party servicing agreements to service any other assets that could reasonably likely impair its ability to service the Portfolio without the consent of the Bank, which cannot be unreasonably withheld.
Forbearance Agreements with Lead Lending Bank
The summary that follows describes the principal terms of the Company’s Forbearance Agreements (the “Forbearance”) in effect prior to entering into the Restructure Agreements on March 31, 2009 described above, which replaced such Forbearance Agreements, except for the Unrestructured Debt.
On December 28, 2007, the Company entered into a series of agreements with the bank, pursuant to which the bank agreed to forbear with respect to certain defaults of the Company relating to the Company’s indebtedness to the bank and restructure approximately $1.93 billion of such indebtedness to the bank and its participant banks, forgave $300 million of such indebtedness for a restructuring fee of $12 million paid to the bank, and waived certain existing defaults.
The Forbearance did not relate to:
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
Debt Restructuring. Pursuant to the Forbearance:
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

Terms of the Restructured Indebtedness. The following table summarizes the principal economic terms of the Company’s indebtedness immediately following the Forbearance.

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
The interest rate under the terms of the Forbearance Agreements that is the basis, or index, for the Company’s interest cost is the one-month LIBOR plus applicable margins.
The following table compares the approximate weighted average interest rate of the Company’s indebtedness immediately prior to and following the Forbearance.

	Total Outstanding
	Principal Amount	Weighted Average
	(Franklin Credit and Tribeca)*	Applicable Interest Rate
Immediately after restructuring	$1.63 billion	7.49%
Immediately prior to restructuring	$1.93 billion	7.71%

*	Includes the Unrestructured Debt.
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

The Forbearance Agreements and the March 2009 Restructuring and Modifications to the Franklin Forbearance Agreement in April, August and November 2009, and on March 26, 2010
The Tribeca forbearance agreement entered into with the Bank was replaced effective March 31, 2009 by the Restructuring Agreements. The Franklin Forbearance Agreement, however, remains in effect until March 31, 2010, but only with respect to the Company’s debt that was not restructured (the Unrestructured Debt) effective March 31, 2009 under the Restructuring Agreements, which was approximately $39.5 million at December 31, 2009. The Franklin Forbearance Agreement was extended on March 26, 2010 to June 30, 2010.
The Restructuring did not include a portion of the Company’s debt (the “Unrestructured Debt”), which as of March 31, 2009 totaled approximately $40.7 million. The Unrestructured Debt remains subject to the original terms of the Franklin forbearance agreement entered into with the Bank in December 2007 and subsequent amendments thereto (the “Franklin Forbearance Agreement”) and the Franklin 2004 master credit agreement. On April 20, August 10, November 13, 2009 and March 26, 2010, Franklin Holding, and certain of its direct and indirect subsidiaries, including FCMC and Franklin Credit Asset Corporation (“Franklin Asset”) entered into amendments to the Franklin Forbearance Agreement and Franklin 2004 master credit agreement (the “Amendments”) with the Bank relating to the Unrestructured Debt whereby the term of forbearance period, which had been previously extended by the Bank, was extended until June 30, 2010. The Bank again agreed to forebear with respect to any defaults past or present with respect to any failure to make scheduled principal and interest payments to the Bank (“Identified Forbearance Default”) relating to the Unrestructured Debt. During the forbearance period, the Bank, absent the occurrence and continuance of a forbearance default other than an Identified Forbearance Default, will not initiate collection proceedings or exercise its remedies in respect of the Unrestructured Debt or elect to have interest accrue at the stated rate applicable after default. In addition, FCMC is not obligated to the Bank with respect to the Unrestructured Debt and any references to FCMC in the Franklin 2004 master credit agreement governing the Unrestructured Debt have been amended to refer to Franklin Asset.
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
The Franklin Forbearance Agreement is subject to a scheduled maturity date of June 30, 2010.
10.	FINANCING AGREEMENTS
At December 31, 2009, FCMC owed $1 million under the revolving line of its Licensing Credit Agreement with the Bank, which is shown in the Company’s financial statements as “Financing agreement.” See Note 9, “Notes Payable — March 2009 Restructuring.” At December 31, 2008, the Company had $2.0 million outstanding under a credit agreement with the Bank that was replaced by the Licensing Credit Agreement. See Note 9.

11.	NONCONTROLLING INTEREST
For the Company’s consolidated majority-owned subsidiary in which the Company owns less than 100% of the total outstanding common shares of stock (FCMC), the Company recognizes a minority interest for the ownership interest of the minority interest holder, the Company’s President and Chairman, and principal stockholder, Thomas J. Axon. The minority interest represents the minority stockholder’s proportionate share of the equity of FCMC. At December 31, 2009, the Company owned 90% of FCMC’s capital stock, and Mr. Axon owned 10%. The 10% equity interest of FCMC that is not owned by the Company is shown as Noncontrolling interest in subsidiary in the Company’s consolidated financial statements.
The change in the carrying amount of the minority interest for the year ended December 31, 2009 is as follows:

2009
Balance as of January 1, 2009	$—

Transfer of 10% ownership	1,710,490
Net income attributed to minority interest	267,519
Non-dividend distribution	(224,500)
Noncontrolling interest distribution	(96,234)

Noncontrolling interest in Subsidiary	$1,675,275

On March 31, 2009, the Company transferred ten percent of its ownership in common stock of FCMC to its Chairman and President, Thomas J. Axon, as the cost of obtaining certain guarantees and pledges from Mr. Axon, which were required by the Bank as a condition of the restructuring entered into by the Company and certain of its wholly-owned direct and indirect subsidiaries on March 31, 2009. Mr. Axon is also entitled to a grant of up to an additional ten percent of the common stock of FCMC from the Company should the pledge of common shares of FCMC by the Company to the Bank, as part of the restructuring, be reduced upon the attainment by FCMC of certain net collection targets set by the Bank. See Note 9.

12.	INCOME TAXES
Components of the (benefit) for income taxes for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Current (benefit)/provision:
Federal	$(3,719,010)	$(1,088,215)
State and local	638,762	306,464

	(3,080,248)	(781,751)

Deferred provision/(benefit):
Federal	82,619,163	(162,291,345)
State and local	7,087,080	(13,921,367)

	89,706,243	(176,212,712)

(Decrease)/increase in valuation allowance	(89,465,511)	175,669,205

(Benefit)	$(2,839,516)	$(1,325,258)

A reconciliation of the anticipated income tax (benefit), computed by applying the Federal statutory income tax rate to income before provision for income taxes, to the provision for income taxes in the accompanying consolidated statements of operations for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Tax determined by applying U.S. statutory rate to income	$(122,623,091)	$(162,653,941)
Increase in taxes resulting from:
State and local taxes, net of Federal benefit	(7,156,807)	(13,615,221)
(Decrease)/increase in valuation allowance	(89,465,511)	175,669,205
Basis adjustment	215,513,346	—
Change in federal tax estimate	856,857	(1,124,961)
Non-deductible expenses	35,690	399,660

	$(2,839,516)	$(1,325,258)

The following table provides a reconciliation of the beginning and ending amounts of the Company’s unrecognized tax liabilities:

	2009	2008
Unrecognized tax liabilities, January 1	$702,442	$490,684

Increase as a result of tax position taken in prior year	240,732	211,758

Unrecognized tax liabilities, December 31	$943,174	$702,442

During the year 2009, the Company recorded an increase in the unrecognized tax liability in the amount of $241,000 in its consolidated statement of operations. The Company is not aware of any tax positions for unrecognized tax benefits that will significantly increase or decrease within the next twelve months. The Company’s major tax jurisdictions are Federal and the states of New Jersey and New York, which remain subject to examination from and including the years 2006 to 2029. The Company is currently under examination by the Internal Revenue Service for the tax years 2005, 2006 and 2007.
The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities at December 31, 2009 and 2008 are presented below:

	2009	2008
Deferred tax liabilities:
Deferred loan costs	$—	$647,679
Restricted stock	35,550	102,015
Loans to subsidiary companies	6,629,225	6,629,226
Prepaid expenses, other assets	—	363,633
Other	132,590	154,190

Deferred tax liabilities	$6,797,365	$7,896,743

Deferred tax assets:
Loan basis	$8,348,718	$149,087,786
Derivative liabilities	4,431,875	9,991,237
Tax hedge	1,048,315	—
Other real estate owned	—	8,384,705
Investment in REIT stock	53,144,236	—
Acquisition costs	264,416	360,476
State net operating loss carryforwards	8,331,997	7,807,847
Deferred costs	1,351,325	—
Federal net operating loss carryforwards	24,965,450	21,373,745
Other	771,464	648,766

Deferred tax assets	$102,657,796	$197,654,562

Valuation allowance	(95,860,431)	(189,757,819)

Net deferred tax liability	$—	$—

The Company recorded a valuation allowance of $95.9 million, inclusive of $4.4 million that was recorded in other comprehensive income, and $189.8 million, inclusive of $9.9 million that was recorded in other comprehensive income, as of December 31, 2009 and 2008, respectively, as the Company has determined that it is more likely than not that all of the deferred tax assets will not be fully realizable.
As of December 31, 2009, the Company had tax net operating loss carryforwards with various states totaling approximately $140.3 million. As of December 31, 2009, the Company had federal tax net operating loss carryforwards of approximately $73.4 million. The net operating loss carryforwards expire in various years beginning in 2015 through 2029.
As part of the Restructuring, the Company agreed to transfer to the Bank its tax basis in the assets transferred to the Bank, and on March 15, 2010, the Company filed the necessary Federal election to transfer such tax basis to the Bank. The amount of the tax basis in the assets transferred approximated $1.1 billion.
13.	STOCK-BASED COMPENSATION
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
The Company estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model. The table below presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model for the years ended December 31, 2009 and 2008. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses historical data to estimate stock option exercise. The expected term of stock options granted is derived from the output of the model and represents the period of time that stock options granted are expected to be outstanding. The estimates of fair value from these models are theoretical values for stock options and changes in the assumptions used in the models could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Company’s common stock when the stock options are exercised.

	Incentive Stock Options		Non-Qualified Stock Options
	2009	2008	2009	2008
Risk-free interest rate	—	2.94%	3.57%	3.57%
Weighted average volatility	—	103.06	110.53	102.23
Expected lives (years)	—	10.0	10.0	10.0

Transactions in stock options for the years ended December 31, 2009 and 2008 under the plan are summarized as follows:

	2009		2008
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Outstanding options, beginning	582,000	$2.78	370,000	$3.44

Options granted	12,000	0.30	262,000	1.71
Options cancelled	(293,000)	1.63	(50,000)	2.05

Outstanding options, end	301,000	3.81	582,000	2.78

Options unvested	(60,000)	1.75	(250,000)	1.75

Options exercisable, end	241,000	$4.32	332,000	$3.56

As of December 31, 2009, the weighted average remaining contractual term and aggregate intrinsic value of options outstanding and exercisable was 4.38 years and $0.
The Company has the following options outstanding at December 31, 2009:

	Number	Number
Range of exercise price of options:	Outstanding	Exercisable
$0.30	12,000	12,000
$0.75	84,000	84,000
$0.85	5,000	5,000
$0.89	12,000	12,000
$1.04	6,000	6,000
$1.75	80,000	20,000
$2.25	11,000	11,000
$3.55	12,000	12,000
$4.98	15,000	15,000
$7.73	15,000	15,000
$12.85	15,000	15,000
$13.75	34,000	34,000

TOTAL OPTIONS	301,000	241,000

Weighted average exercise price	$3.81	$4.32
Compensation cost related to the Company’s stock option awards was $22,509 for the year ended December 31, 2009. Compensation cost related to the Company’s stock option awards was $50,964 for the year ended December 31, 2008. As of December 31, 2009, unrecognized compensation cost related to the Company’s stock option awards was $44,259, which will be recognized over a weighted average period of 2.33 years.

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
A summary of the status of the Company’s restricted stock awards as of December 31, 2009 and 2008 and changes during the periods then ended is presented below:

	2009		2008
		Weighted		Weighted
		Average		Average
Restricted Stock	Shares	Fair Value	Shares	Fair Value
Outstanding unvested grants, beginning of year	31,250	$7.90	65,000	$8.24

Vested	(18,750)	$7.90	(33,750)	$8.54
Canceled	(12,500)	$7.90	—	$—

Outstanding unvested grants, end of year	—	$—	31,250	$7.90

During 2009, the total fair value of the Company’s restricted stock that vested was $148,124.
As of December 31, 2009, all compensation cost related to the Company’s restricted stock awards has been recognized.

14.	SEGMENTS
Prior to the Restructuring in March 2009, the Company had two reportable operating segments: (i) portfolio asset acquisition and resolution; and (ii) mortgage banking. The portfolio asset acquisition and resolution segment, prior to 2008, acquired performing, reperforming or nonperforming notes receivable and promissory notes from financial institutions and mortgage and finance companies, and serviced and collected on such notes receivable. The mortgage-banking segment, prior to 2008, originated, or purchased, subprime residential mortgage loans for individuals whose credit histories, income and other factors caused them to be classified as subprime borrowers. As a result of the Restructuring, the Company no longer had separate reportable operating segments and, therefore, the Company’s segment information is presented only for the year 2008. The Company’s management evaluated the performance of each segment in 2008 based on profit or loss from operations before unusual and extraordinary items and income taxes.

PORTFOLIO ASSET ACQUISITION
AND RESOLUTION	2008
REVENUES:
Interest income	$72,586,631
Purchase discount earned	2,555,543
(Loss) on sale of other real estate owned	(25,466)
Other	8,212,846

Total revenues	83,329,554

OPERATING EXPENSES:
Interest expense	52,064,878
Collection, general and administrative	36,620,553
Provision for loan losses	393,367,806
Amortization of deferred financing costs	606,006
Depreciation	721,834

Total operating expenses	483,381,077

(LOSS) BEFORE PROVISION FOR INCOME TAXES	$(400,051,523)

MORTGAGE BANKING	2008
REVENUES:
Interest income	$20,513,971
Purchase discount earned	34,631
Gain on sale of other real estate owned	2,239,464
Other	3,811,646

Total revenues	26,599,712

OPERATING EXPENSES:
Interest expense	26,398,283
Collection, general and administrative	11,867,387
Provision for loan losses	64,754,183
Amortization of deferred financing costs	377,651
Depreciation	816,631

Total operating expenses	104,214,135

(LOSS) BEFORE PROVISION FOR INCOME TAXES	$(77,614,423)

OTHER SELECTED SEGMENT RESULTS
CONSOLIDATED ASSETS:
Portfolio asset acquisition and resolution	$598,239,478
Mortgage banking	424,143,964

Consolidated assets	$1,022,383,442

TOTAL ADDITIONS TO BUILDING, FURNITURE AND EQUIPMENT:
Portfolio asset acquisition and resolution	$2,042,436
Mortgage banking	—

Consolidated additions to building, furniture and equipment	$2,042,436

CONSOLIDATED REVENUE:
Portfolio asset acquisition and resolution	$83,329,554
Mortgage banking	26,599,712

Consolidated revenue	$109,929,266

CONSOLIDATED NET (LOSS)/INCOME:
Portfolio asset acquisition and resolution	$(398,726,265)
Mortgage banking	(77,614,423)

Consolidated net (loss)	$(476,340,688)

15.	CERTAIN CONCENTRATIONS
Third Party Servicing Agreements — As a result of the March 2009 Restructuring and the Reorganization that took effect December 19, 2008, FCMC, the Company’s operating business is conducted principally through FCMC, which is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery servicing, for third parties. The portfolios serviced for other entities, as of December 31, 2009, were heavily concentrated with Huntington (loans previously acquired and originated by Franklin and transferred to the Trust). As of December 31, 2009, FCMC had two significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate, one with Huntington and the other with Bosco, a related party. At December 31, 2009, we serviced and provided recovery collection services on a total population of approximately 37,000 loans for Huntington and Bosco, and relatively small pools of loans under recovery collection contracts, whereby we receive fees based solely on a percentage of amounts collected, for several other entities. The loans serviced for Huntington represented more than 92% of the total loans serviced for third parties at December 31, 2009.
Additionally, under the terms of the Restructuring Agreements with the Bank, the Bank has the right to replace us as servicer for any reason and to sell, on a servicing released basis without an assignment of the Servicing Agreement, the assets we transferred to the Trust (subject to a termination fee if servicing is terminated by the Bank prior to March 31, 2010, for any reason other than a default under the Servicing Agreement).
Legacy Loan Portfolios — The following table summarizes percentages of total principal balances by the geographic location of properties securing the legacy loans in our portfolios of notes receivable and loans held for investment at December 31, 2008:

Location	December 31, 2008
California	14.72%
New York	11.22%
New Jersey	9.44%
Florida	8.85%
Pennsylvania	4.53%
Texas	4.53%
Maryland	3.31%
Ohio	3.30%
Illinois	3.19%
Michigan	2.84%
All Others	34.07%

100.00%

Such real estate mortgage loans held were collateralized by real estate with a concentration in these states. Accordingly, the collateral value of a substantial portion of the Company’s real estate mortgage loans held and real estate acquired through foreclosure was susceptible to changes in market conditions in these states.
Financing — Substantially all of the Company’s existing debt is with one financial institution.

16.	COMMITMENTS AND CONTINGENCIES
Operating Leases — During 2005, the Company entered into two operating lease agreements for corporate office space, which contain provisions for future rent increases, rent-free periods, or periods in which rent payments are reduced (abated). The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “accrued expenses,” which is included in accounts payable and accrued expenses on the Company’s balance sheets. The Company’s aggregate rent expenses for 2009 and 2008 amounted to $1,204,057 and $1,973,322, respectively.
The combined future minimum lease payments as of December 31, 2009 are as follows:

Year Ended	Amount
2010	$1,633,277
2011	1,618,085
2012	1,597,107
2013	1,597,107
Thereafter	—

$6,445,576

As part of its acquisition of the wholesale mortgage origination unit in February 2007, Tribeca assumed the lease obligation for office space located in Bridgewater, New Jersey, for approximately 14,070 square feet. The term of the lease is through January 31, 2011 at approximately $20,621 per month. At December 31, 2007, the space was not being utilized by Tribeca, and was being marketed for sublease. Due to adverse market conditions for rental commercial space of this type, the remaining lease payments of $596,774 were accrued and other non-usable fixed assets of $208,991 were written off in 2008.
Substantially all of the Company’s office equipment is leased under multiple operating leases. The combined future minimum lease payments as of December 31, 2009 are as follows:

Year Ended	Amount
2010	$73,314
2011	31,476
2012	31,476
2013	31,476
2014	31,476
Thereafter	—

$199,218

Capital Leases — The Company entered into a lease for office furniture for its new corporate office in Jersey City under an agreement that is classified as a capital lease. The cost of the furniture under this capital lease, included on the balance sheets as “Building, furniture and equipment,” was originally $916,890. Accumulated amortization of the leased furniture at December 31, 2009 was $809,920. Amortization of assets under capital leases is included on the Company’s consolidated statements of operations in depreciation.

The combined future minimum lease payments required under the capital lease as of December 31, 2009 are as follows:

Year Ended	Amount
2010	$96,838

Legal Actions — The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s financial statements.
17.	RELATED PARTY TRANSACTIONS
Restructuring — On March 31, 2009, the Company transferred ten percent of its ownership in common stock of FCMC to its Chairman and President, Thomas J. Axon, as the cost of obtaining certain guarantees and pledges from Mr. Axon, which were required by the Bank as a condition of the restructuring entered into by the Company and certain of its wholly-owned direct and indirect subsidiaries on March 31, 2009. Mr. Axon is also entitled to a grant of up to an additional ten percent of the common stock of FCMC from the Company should the pledge of common shares of FCMC by the Company to the Bank, as part of the restructuring, be reduced upon the attainment by FCMC of certain net collection targets set by the Bank. See Note 9.
Bosco Servicing Agreement — On May 28, 2008, FCMC entered into various agreements, including a servicing agreement, to service on a fee-paying basis approximately $245 million in residential home equity line of credit mortgage loans for Bosco Credit LLC (“Bosco”). Bosco was organized by FCMC, and the membership interests in Bosco include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members of that entity. The loans that are subject to the servicing agreement were acquired by Bosco on May 28, 2008, and the Bank is the administrative agent for the lenders to Bosco. FCMC also provided the loan analysis, due diligence and other services for Bosco on a fee-paying basis for the loans acquired by Bosco. FCMC’s servicing agreement was approved by the Company’s Audit Committee.
FCMC began servicing the Bosco portfolio in June 2008. Included in the Company’s consolidated revenues were servicing fees recognized from servicing the Bosco portfolio of $2,014,000 and $1,813,000 for the twelve months ended December 31, 2009 and 2008, respectively. In addition, included in the Company’s consolidated revenues were fees recognized for various administrative services provided to Bosco by FCMC in the amount of $180,000 for the twelve months ended December 31, 2008. The Company did not recognize any administrative fees in 2009 and wrote off as uncollectible the administrative fees recognized in 2008.
On February 27, 2009, at the request of the Bosco Lenders, FCMC adopted a revised fee structure, which was approved by the Company’s Audit Committee. The revised fee structure provided that, for the next 12 months, FCMC’s monthly servicing fee would be paid only after a monthly loan modification fee of $29,167 was paid to Bosco’s Lenders. Further, the revised fee structure provided that, on each monthly payment date, if the aggregate amount of net collections was less than $1 million, 25% of FCMC’s servicing fee would be paid only after certain other monthly distributions were made, including, among other things, payments made by Bosco to repay its third-party indebtedness.
On October 29, 2009, at the additional request of the Bosco Lenders in an effort to maximize cash flow to the Bosco Lenders and to avoid payment defaults by Bosco, the revised fee structure relating to deferred fees was adjusted through an amendment to the loan servicing agreement with Bosco (the “Bosco Amendment”), which was approved by the Company’s Audit Committee.

Under the terms of the Bosco Amendment, FCMC is entitled to a minimum monthly servicing fee of $50,000. However, to the extent that the servicing fee otherwise paid for any month would be in excess of the greater of $50,000 or 10% of the total cash collected on the loans serviced for Bosco (such amount being the “Monthly Cap”), the excess will be deferred, without the accrual of interest. The cumulative amounts deferred will be paid (i) with the payment of the monthly servicing fee, to the maximum extent possible, for any month in which the servicing fee is less than the applicable Monthly Cap, so long as the sum paid does not exceed the Monthly Cap or (ii) to the extent not previously paid, on the date on which any of the promissory notes (“Notes”) payable by Bosco to the Lenders, which were entered into to finance the purchase of and are secured by the loans serviced by FCMC, is repaid, refinanced, released, accelerated, or the amounts owing thereunder increased (other than by accrual or capitalization of interest). If the deferred servicing fees become payable by reason of acceleration of the Notes, the Lenders’ right to payment under such Notes shall be prior in right to FCMC’s rights to such deferred fees.
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
The amount and timing of ancillary fees owed to the Company is the subject of a good faith dispute between the Company and the Managing Member of Bosco, Thomas Axon (the Company’s Chairman and President). However, even if the parties can resolve their difference amicably, there are no funds available to Bosco for payment for such services, since all funds from collections are required by Bosco’s agreements with its lenders to repay such lenders, aside from specific amounts required for servicing fees and other specifically excepted costs. On June 30, 2009, the Company wrote off $90,000 in internal accounting costs associated with services provided by FCMC to Bosco. On December 31, 2009, the Company wrote-off $372,000 in additional aged receivables, due to non-payment, consisting of (i) legal costs incurred by FCMC in 2008 related to the acquisition by Bosco of its loan portfolio and entry into a servicing agreement with Bosco; (ii) expenses for loan analysis, due diligence and other services performed for Bosco by FCMC in 2008 related to the acquisition by Bosco of the loan portfolio; and (iii) additional internal accounting costs for services provided to Bosco by FCMC through June 30, 2009. In addition, FCMC has not accrued fees for accounting costs estimated to be approximately $61,000 for the period of June 1, 2009 to December 31, 2009.
FCMC determined to accept the deferrals and other amendments described above with respect to its Bosco relationship in recognition of the performance of the Bosco loan portfolio, which has been adversely impacted by general market and economic conditions, in an effort to maintain the continued and future viability of its servicing relationship with Bosco, and in the belief that doing so is in its best long-term economic interests in light of the fact that the Company believes FCMC’s servicing of the Bosco portfolio is profitable notwithstanding such deferrals and amendments. FCMC’s determination to not currently take legal action with respect to the receivables it has written off as described above, which receivables have not been settled or forgiven by FCMC, was made in light of these same considerations.

Exclusive of the amounts written off related to the Bosco serviced loans, for the twelve months ended December 31, 2009, the Company recognized a total of $2,014,000 in servicing fees for servicing the Bosco portfolio, of which $299,000 was not paid to FCMC and therefore deferred per the Bosco Amendment. As of December 31, 2009, FCMC, had $409,000 of accrued and unpaid servicing fees due from Bosco (effective August 1, 2009, Franklin’s servicing fee income is recognized when cash is received), and $190,000 of reimbursable third party expenses incurred by FCMC in the servicing and collection of the Bosco loans.
On March 4, 2010, FCMC entered into an agreement with Bosco to provide ancillary services not covered by the Servicing Agreement related to occupancy verification and the coordination of on-sight visits with borrowers to facilitate the implementation of loss mitigation program initiatives at fees ranging from $100-$140 per individual assignment. FCMC had performed such services for Bosco on a trial basis under a pass-through cost arrangement, with total expenses to Bosco of approximately $111,000 as of December 31, 2009.
Other Significant Related Party Transactions with the Company’s Chairman — At December 31, 2009 and 2008, respectively, the Company had an outstanding receivable from an affiliate, RMTS Associates, of $1,781 and $12,388, respectively. This receivable represents various operating expenses that are paid by the Company and then reimbursed by RMTS.
On August 18, 2008, FCMC’s audit committee authorized a 5% commission to Hudson Servicing Solutions, LLC (“Hudson”), a procurer of force-placed insurance products for the mortgage industry, with respect to force-placed hazard insurance coverage maintained on FCMC’s remaining portfolio of mortgage loans and mortgage loans serviced for third parties. The sole member of Hudson is RMTS, LLC, of which the Company’s Chairman and President is the majority owner.
FCMC entered into a collection services agreement, effective December 23, 2009, pursuant to which FCMC agreed to serve as collection agent in the customary manner in connection with approximately 4,000 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $56 million, which were acquired by two trusts set up by a fund in which the Company’s Chairman and President is a member, and contributed 50% of the purchase price and agreed to pay certain fund expenses. Under the collection services agreement, FCMC is entitled to collection fees consisting of 35% of the gross amount collected. The agreement also provides for reimbursement of third-party fees and expenses incurred by FCMC as provided for in this collection services agreement.
On February 1, 2010, FCMC entered into a collection services agreement, pursuant to which FCMC agreed to serve as collection agent in the customary manner in connection with approximately 1,500 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $85 million, which were acquired through a trust set up by a fund in which the Company’s Chairman and President is a member, and contributed twenty five percent of the purchase price. Under the collection services agreement, FCMC is entitled to collection fees consisting of 33% of the amount collected, net of third-party expenses. The agreement also provides for reimbursement of third-party fees and expenses incurred by FCMC in compliance with the collection services agreement.

18.	QUARTERLY FINANCIAL INFORMATION (Unaudited)
Consolidated Statements of Operations

	2009 Quarters
	Fourth	Third	Second	First
Revenues:
Interest income	$11,936,927	$13,030,707	$16,676,815	$16,454,325
Dividend income	10,712,559	10,678,495	10,629,299	—
Purchase discount earned	—	—	—	392,127
Gain on recovery from contractual loan purchase rights	—	—	30,550,000	—
(Loss) on mortgage loans and real estate held for sale	—	—	—	(282,593,653)
(Loss) on valuation of investments in trust certificates and notes receivable held for sale	—	—	—	(62,651,940)
Fair valuation adjustments	(8,640,854)	(4,186,598)	(14,393,966)	—
Gain on sale of other real estate owned	—	—	—	374,344
Servicing fees and other income	589,222	1,460,381	1,717,609	2,509,557

Total revenues	14,597,854	20,982,985	45,179,757	(325,515,240)

Operating Expenses:
Interest expense	18,277,248	21,202,037	17,117,236	17,683,156
Collection, general and administrative	5,948,409	8,721,929	6,905,713	18,692,995
Provision for loan losses	—	—	—	169,479
Amortization of deferred financing costs	37,741	43,810	288,577	166,768
Depreciation	178,361	153,509	157,892	156,648

Total expenses	24,441,759	30,121,285	24,469,418	36,869,046

(Loss)/income before income taxes	(9,843,905)	(9,138,300)	20,710,339	(362,384,286)
(Tax benefit)/provision for income taxes	(3,511,156)	238,475	433,165	—

Net (loss)/income	(6,332,749)	(9,376,775)	20,277,174	(362,384,286)
Net (income)/loss attributed to noncontrolling interest	(131,231)	192,670	206,080	—

Net (loss)/income attributed to common stockholders	$(6,201,518)	$(9,569,445)	$20,071,094	$(362,384,286)

Net (loss)/income per common share:
Basic and diluted	$(0.77)	$(1.20)	$2.51	$(45.33)

	2008 Quarters
	Fourth	Third	Second	First
Revenues:
Interest income	$15,052,778	$19,122,096	$26,605,598	$32,320,130
Purchase discount earned	456,032	547,392	805,409	781,341
Gain on sale of other real estate owned	1,087,638	743,653	291,891	90,816
Servicing fees and other income	3,120,525	3,706,094	3,175,150	2,022,723

Total revenues	19,716,973	24,119,235	30,878,048	35,215,010

Operating Expenses:
Interest expense	18,411,150	18,267,375	18,902,627	22,882,009
Collection, general and administrative	13,856,693	12,702,951	12,305,127	9,623,169
Provision for loan losses	158,413,814	10,560,709	280,491,641	8,655,825
Amortization of deferred financing costs	111,775	297,917	318,126	255,839
Depreciation	676,431	247,732	297,676	316,626

Total expenses	191,469,863	42,076,684	312,315,197	41,733,468

(Loss) before income taxes	(171,752,890)	(17,957,449)	(281,437,149)	(6,518,458)
Income tax (benefit)	(1,325,258)	—	—	—

Net (loss)	$(170,427,632)	$(17,957,449)	$(281,437,149)	$(6,518,458)

Net (loss) per common share:
Basic and diluted	$(21.32)	$(2.25)	$(35.26)	$(0.82)

19.	SUBSEQUENT EVENTS
Extension to Forbearance Agreement
On March 26, 2010, Franklin Holding, and certain of its direct and indirect subsidiaries, including Franklin Asset (but not FCMC), entered into a fourth amendment to the Franklin Forbearance Agreement and the Franklin 2004 master credit agreement with the Bank (the “Fourth Amendment”), effective as of March 26, 2010, relating to approximately $39.5 million of the Company’s indebtedness to the Bank (the Unrestructured Debt), which had been the remaining legacy indebtedness to the Bank not restructured on March 31, 2009. FCMC is not obligated to the Bank with respect to the Unrestructured Debt.
Under the Fourth Amendment, the forbearance period with respect to the Unrestructured Debt has been extended from March 31, 2010 until June 30, 2010, and the Bank has agreed to forbear, during the forbearance period, with respect to any defaults past or present with respect to any failure to make scheduled principal and interest payments to the Bank (Identified Forbearance Default) relating to the Unrestructured Debt. In particular, during the forbearance period, the Bank, absent the occurrence and continuance of a forbearance default other than an Identified Forbearance Default, will not initiate collection proceedings or exercise its remedies in respect of the Unrestructured Debt or elect to have interest accrue at the stated rate applicable after default.

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
Amendment and Extension of Licensing Credit Agreement
On March 26, 2010, Franklin Holding and FCMC entered into an amendment to the Licensing Credit Agreement with The Bank, which renewed and extended the Licensing Credit Agreement entered into with the Bank on March 31, 2009 as part of the Restructuring. The Amendment reduces the draw credit facility (“Draw Facility”) from $5.0 million to $4.0 million and extends the termination date to May 31, 2010, and extends the termination date for the $2.0 million revolving line of credit and $6.5 million letter of credit facilities to March 31, 2011. The amendment further provides that FCMC shall, to the extent permitted by applicable law, no less frequently than semi-annually, within forty-five days after each June 30th and December 31st of each calendar year, make pro-rata dividends, distributions and payments to FCMC’s shareholders and the Bank under the Legacy Credit Agreement. In accordance with the Legacy Credit Agreement, the Bank is currently entitled to 70% of all amounts distributed by FCMC. The payment of any dividend, distribution or payment to FCMC’s shareholders and the Bank would result in a reduction of FCMC’s stockholders’ equity and cash available for its operations. All other material terms and conditions of the Licensing Credit Agreement remain the same, including the collateral, warranties, representations, covenants and events of defaults.
The Revolving Facility and the letters of credit are used to assure that all state licensing requirements of FCMC are met and to pay approved expenses of the Company. The Draw Facility is used to provide working capital of FCMC, if needed, and amounts drawn and repaid under this facility cannot be re-borrowed. At the time the credit facility was renewed, $1.0 million was outstanding under the revolving facility and approximately $6.3 million of letters of credit for various state licensing purposes were outstanding. There were no amounts due under the Draw Facility.
The principal sum shall be due and payable in full on the earlier of the date that the advances under the Licensing Credit Agreement, as amended, are due and payable in full pursuant to the terms of the agreement, whether by acceleration or otherwise, or at maturity. Advances under the Revolving Facility shall bear interest at the one-month reserve adjusted LIBOR plus a margin of 8%. Advances under the Draw Facility shall bear interest at the one-month reserve adjusted LIBOR plus a margin of 6%. There is a requirement to make monthly payments of interest accrued on the Advances under the Revolving Facility and the Draw Facility. After any default, all advances and letters of credit shall bear interest at 5% in excess of the rate of interest then in effect.
The Licensing Credit Agreement, as amended, contains warranties, representations, covenants and events of default that are customary in transactions similar to the restructuring.

The Licensing Credit Agreement, as amended, is secured by (i) a first priority security interest in FCMC’s cash equivalents in a controlled account maintained at the Bank in an amount satisfactory to the Bank, but not less than $8.5 million, (ii) blanket existing lien on all personal property of FCMC, (iii) a second mortgage in real property interests at 6 Harrison Street, Unit 6, New York, New York, (iv) a first Mortgage in certain real property interests at 350 Albany Street, New York, New York; and (v) any monies or sums due FCMC in respect of any program sponsored by any Governmental Authority, including without limitation any fees received, directly or indirectly, under the U.S. Treasury Homeowners Affordability and Stability Plan.
The Draw Facility is guaranteed by Thomas J. Axon, Chairman of the Board of Directors and a principal stockholder of the Company. Mr. Axon’s Guaranty is secured by a first priority and exclusive lien on commercial real estate. In consideration for his guaranty, the Bank and the Company’s Audit Committee each had consented in March 2009 to the payment to Mr. Axon equal to 10% of FCMC’s common shares, which has been paid, subject to a further payment of up to an additional 10% in FCMC’s common shares should the pledge of common shares of FCMC by Franklin Holding to the Bank be reduced upon attainment by FCMC of certain net collection targets set by the Bank with respect to the Portfolio.
Bosco Ancillary Services Agreement
On March 4, 2010, FCMC entered into an agreement with Bosco to provide ancillary services not covered by the Servicing Agreement related to occupancy verification and the coordination of on-sight visits with borrowers to facilitate the implementation of loss mitigation program initiatives at fees ranging from $100-$140 per individual assignment. FCMC had performed such services for Bosco on a trial basis under a pass-through cost arrangement, with total expenses to Bosco of approximately $111,000 as of December 31, 2009.
Collection Services Agreement
On February 1, 2010, FCMC entered into a collection services agreement, pursuant to which FCMC agreed to serve as collection agent in the customary manner in connection with approximately 1,500 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $85 million, which were acquired through a trust set up by a fund in which the Company’s Chairman and President is a member and contributed twenty five percent of the purchase price. Under the collection services agreement, FCMC is entitled to collection fees consisting of 33% of the amount collected, net of third-party expenses. The agreement also provides for reimbursement of third-party fees and expenses incurred by FCMC in compliance with the agreement.