Form 10-Q
period 2010-03-31
FRANKLIN CREDIT HOLDING CORP/DE/
filed 2010-05-17
CIK 831246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 12, 2010: 8,029,795

FRANKLIN CREDIT HOLDING CORPORATION
FORM 10-Q

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$19,003,631	$15,963,115
Restricted cash	2,614,277	2,611,640
Investment in REIT securities	477,316,409	477,316,409
Investment in trust certificates at fair value	67,579,521	69,355,735
Mortgage loans and real estate held for sale	336,595,033	345,441,865
Notes receivable held for sale, net	3,345,140	3,575,323
Accrued interest receivable	41,248	41,337
Deferred financing costs, net	7,252,899	7,287,536
Other receivables	3,198,213	3,233,676
Building, furniture and equipment, net	1,389,583	1,529,418
Income tax receivable	1,853,838	5,592,370
Other assets	952,346	692,730

Total assets	$921,142,138	$932,641,154

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Liabilities:
Notes payable, net of debt discount of $190,621 at March 31, 2010 and $191,511 at December 31, 2009	$1,369,112,044	$1,367,199,323
Financing agreements	1,000,000	1,000,000
Nonrecourse liability	336,595,033	345,441,865
Accounts payable and accrued expenses	4,114,364	4,466,779
Derivative liabilities, at fair value	12,307,535	13,144,591
Terminated derivative liability	8,200,000	8,200,000

Total liabilities	1,731,328,976	1,739,452,558

Commitments and Contingencies

Stockholders’ (Deficit):
Preferred stock, $0.001 par value; authorized 3,000,000; issued and outstanding: none	—	—
Common stock and additional paid-in capital, $0.01 par value, 22,000,000 authorized shares; issued and outstanding: 8,029,795 at March 31, 2010 and 8,012,795 at December 31, 2009	22,082,933	22,067,763
Noncontrolling interest in subsidiary	1,722,606	1,657,275
Accumulated other comprehensive (loss)	(9,047,735)	(12,310,764)
Retained (deficit)	(824,944,642)	(818,225,678)

Total stockholders’ (deficit)	(810,186,838)	(806,811,404)

Total liabilities and stockholders’ (deficit)	$921,142,138	$932,641,154

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	Three Months Ended March 31,
	2010	2009
Revenues:
Interest income	$11,475,228	$16,454,325
Dividend income	10,629,299	—
Purchase discount earned	—	392,127
(Loss) on mortgage loans and real estate held for sale	—	(282,593,653)
(Loss) on valuation of investment in trust certificates and notes receivable held for sale	—	(62,651,940)
Fair valuation adjustments	(3,771,042)	—
Gain on sale of other real estate owned	—	374,344
Servicing fees and other income	1,178,557	2,509,557

Total (losses)/revenues	19,512,042	(325,515,240)

Operating Expenses:
Interest expense	19,019,243	17,683,156
Collection, general and administrative	6,867,983	18,692,995
Provision for loan losses	—	169,479
Amortization of deferred financing costs	34,637	166,768
Depreciation	145,512	156,648

Total expenses	26,067,375	36,869,046

(Loss) before provision for income taxes	(6,555,333)	(362,384,286)
Income tax	98,300	—

Net (loss)	(6,653,633)	(362,384,286)
Net income attributed to noncontrolling interest	65,331	—

Net (loss) attributed to common stockholders	$(6,718,964)	$(362,384,286)

Net (loss) per common share:
Basic and diluted	$(0.84)	$(45.33)

Weighted average number of shares outstanding:
Basic and diluted	8,020,256	7,994,045

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
THREE MONTHS ENDED MARCH 31, 2010

				Accumulated
	Common Stock and		Noncontrolling	Other	Retained
	Additional Paid-in Capital		Interest	Comprehensive	(Deficit)/
	Shares	Amount	in Subsidiary	Loss	Earnings	Total
BALANCE, JANUARY 1, 2010	8,012,795	$22,067,763	$1,657,275	$(12,310,764)	$(818,225,678)	$(806,811,404)

Stock-based compensation	17,000	15,170	—	—	—	15,170
Net income attributed to minority interest	—	—	65,331	—	—	65,331
Amortization — unrealized loss on derivatives	—	—	—	3,263,029	—	3,263,029
Net (loss) attributed to common shareholders	—	—	—	—	(6,718,964)	(6,718,964)

BALANCE, MARCH 31, 2010	8,029,795	$22,082,933	$1,722,606	$(9,047,735)	$(824,944,642)	$(810,186,838)

For the quarter ended March 31, 2010, the total comprehensive loss amounted to $3.4 million, which was comprised of the net loss of $6.7 million and amortization of unrealized loss on derivatives of $3.3 million. For the quarter ended March 31, 2009, the total comprehensive loss amounted to $358.5 million, which was comprised of the net loss of $362.4 million and amortization of unrealized loss on derivatives of $3.9 million.
See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) attributed to common shareholders	$(6,718,964)	$(362,384,286)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Gain on sale of other real estate owned	—	(374,344)
Depreciation	145,512	156,648
Amortization of deferred costs and fees on originated loans, net	—	48,215
Loss on mortgage loans and real estate held for sale	—	282,593,653
Loss on value of investment in trust certificates and notes receivable held for sale	—	62,651,940
Fair valuation adjustments	3,771,042	—
Principal collections on mortgage loans and real estate held for sale, net	5,627,977	—
Paid in kind interest	8,434,273	—
Proceeds from the sale of real estate held for sale	3,180,865	—
Amortization of deferred financing costs	34,637	166,768
Amortization of debt discount	890	4,525
Stock-based compensation	15,170	64,335
Purchase discount earned	—	(392,127)
Provision for loan losses	—	169,479
Net income attributed to noncontrolling interest	65,331	—
Changes in operating assets and liabilities:
Accrued interest receivable	89	1,322,687
Other receivables	35,463	1,992,609
Income tax receivable	3,738,532	(132,949)
Other assets	(259,614)	(7,408,974)
Accounts payable and accrued expenses	2,073,558	3,798,281
Terminated derivative liability	—	8,200,000

Net cash provided by/(used in) operating activities	20,144,761	(9,523,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/decrease in restricted cash	(2,637)	6,640,552
Principal collections on notes receivable	241,619	10,622,170
Principal collections on loans held for investment	—	5,857,079
Proceeds from sale of other real estate owned	—	19,227,015
Purchase of building, furniture and equipment	(5,677)	(3,370)

Net cash provided by investing activities	233,305	42,343,446

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of notes payable	(6,522,443)	(31,255,859)
Payments on nonrecourse liability	(10,815,107)	—
Proceeds from financing agreements	—	975,667

Net cash (used in) financing activities	(17,337,550)	(30,280,192)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,040,516	2,539,714
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,963,115	21,426,777

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,003,631	$23,966,491

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$7,892,289	$11,954,108

Cash payments for taxes	$173,525	$201,408

NON-CASH INVESTING AND FINANCING ACTIVITY:
Transfer from notes receivable and loans held for investment to OREO	$—	$20,566,413

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
As used herein, references to the “Company,” “Franklin,” “we,” “our” and “us” refer to Franklin Credit Holding Corporation, collectively with its subsidiaries.
Overview
March 2009 Restructuring
Effective March 31, 2009, Franklin Credit Holding Corporation (“Franklin Holding”), and certain of its consolidated subsidiaries, including Franklin Credit Management Corporation (“FCMC”) and Tribeca Lending Corp. (“Tribeca”), entered into a series of agreements (collectively, the “Restructuring Agreements”) with The Huntington National Bank (“Huntington” or the “Bank”) pursuant to which (i) the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured pursuant to a legacy credit agreement (the “Legacy Credit Agreement”), (ii) substantially all of the Company’s portfolio of subprime mortgage loans and owned real estate, acquired through foreclosure, was transferred to a trust (the “Trust”; with the loans and owned real estate transferred to the Trust collectively referred to herein as the “Portfolio”) in exchange for trust certificates, with certain trust certificates, representing an undivided interest in approximately 83% of the Portfolio, transferred in turn by the Company to Huntington Capital Financing, LLC (the “REIT”), a real estate investment trust wholly-owned by the Bank, (iii) FCMC and Franklin Holding entered into an amended $13.5 million credit facility with the Bank (the “Licensing Credit Agreement”), and (iv) FCMC entered into a market-rate servicing agreement (the “Servicing Agreement”) with the Bank (the “Restructuring”). See Note 7 — “Notes Payable and Financing Agreements.”
The Restructuring did not include a portion of the Company’s debt (the Unrestructured Debt), which as of March 31, 2010 totaled approximately $39.1 million. The Unrestructured Debt remains subject to the original terms of the Franklin forbearance agreement entered into with the Bank in December 2007 and subsequent amendments thereto (the “Franklin Forbearance Agreement”) and the Franklin 2004 master credit agreement. Most recently on March 26, 2010, Franklin Holding and certain of its subsidiaries, including FCMC and Franklin Credit Asset Corporation (“Franklin Asset”), entered into an amendment of the Franklin Forbearance Agreement and Franklin 2004 master credit agreement (the “Amendment”) whereby the Bank agreed to further extend the forbearance period until June 30, 2010. While the Company has no reason to believe that the Bank will not continue to grant such extensions until resolution of the Unrestructured Debt is reached, there is no assurance that the Bank will continue to grant further extensions to the Franklin Forbearance Agreement covering the Unrestructured Debt. See Note 7 — “Notes Payable and Financing Agreements — Forbearance Agreements with Lead Lending Bank.”
From the perspective of the Company and its stockholders, the Restructuring provided for the release of thirty percent of the equity in FCMC, ten percent of which has been transferred to the Company’s principal stockholder, Thomas J. Axon, from the Company’s pledges to the Bank in respect of its Legacy Credit Agreement. The Legacy Credit Agreement also provides for the possibility of release of up to an additional fifty percent (which, as of March 31, 2010, is now forty-five percent due to the failure to achieve the first collection target identified in the agreement, and of which a maximum of an additional ten percent would go to Thomas J. Axon), based upon the Bank’s receipt of the agreed amounts of net remittances from the Portfolio from March 31, 2009, the effective date of the Legacy Credit Agreement, through the term of the Legacy Credit Agreement pursuant to and in accordance with the schedule of collection levels identified in the Legacy Credit Agreement. See Note 7 — “Notes Payable and Financing Agreements — Forbearance Agreements with Lead Lending Bank.”

The loans transferred by the Company to the Trust continue to be included on the Company’s balance sheet, and the revenues from such loans are reflected in the Company’s consolidated results, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), notwithstanding the fact that trust certificates representing an undivided interest in approximately 83% of the Portfolio were transferred to Huntington in the Restructuring. Accordingly, 100% of the loans continue to be shown on the Company’s balance sheet and the revenues, and related expenses, continue to be included in these consolidated results. As a result, the fees received from Huntington subsequent to March 31, 2009 for servicing their loans, and the third-party costs incurred by us and reimbursed by Huntington, in the servicing and collection of their loans for purposes of these consolidated financial statements are not recognized as servicing fees and reimbursement of third-party servicing costs, but as additional interest and other income earned and additional, offsetting expenses as if the Company continued to own the loans.
Amendment and Extension of Licensing Credit Agreement. On March 26, 2010, the Company entered into an amendment to the Licensing Credit Agreement with the Bank, which renewed and extended the Licensing Credit Agreement entered into with the Bank on March 31, 2009 as part of the March 31, 2009 restructuring. The amendment includes a reduction of the draw credit facility (“Draw Facility”) from $5.0 million to $4.0 million and an extension of the termination date to May 31, 2010 for the Draw Facility and to March 31, 2011 for the $2.0 million revolving line of credit and $6.5 million letter of credit facilities. The amendment further provides that FCMC shall, to the extent permitted by applicable law, no less frequently than semi-annually, within forty-five days after each June 30th and December 31st of each calendar year, make pro rata dividends, distributions and payments to FCMC’s shareholders and the Bank under the Legacy Credit Agreement; provided, however, that no such dividend, distribution or payment shall be made if a default or event of default shall exist as a result under the Licensing Credit Agreement. In accordance with the Legacy Credit Agreement, the Bank is currently entitled to 70% of all amounts distributed by FCMC. The payment of any dividend, distribution or payment to FCMC’s shareholders and the Bank would result in a reduction of FCMC’s stockholders’ equity and cash available for its operations. In addition, such distributions, if required by the Bank, could cause FCMC to fall below certain state regulatory minimum net worth requirements for licensing purposes such as in New York State (for example, the distribution of $2,245,000 made to the Bank at its request on September 30, 2009 has negatively affected the net worth of FCMC). See “Licenses to Service Loans.” All other material terms and conditions of the Licensing Credit Agreement remain the same, and there were no changes to the collateral, warranties, representations, covenants and events of defaults. See Note 7 — “Notes Payable and Financing Agreements — Restructuring Agreements with Lead Lending Bank.”
December 2008 Corporate Reorganization and Holding Company Structure
On December 19, 2008, the Company engaged in a series of transactions (the “Reorganization”) in which the Company (i) adopted a holding company form of organizational structure, with Franklin Holding serving as the new public-company parent, (ii) transferred all of the equity and membership interests in FCMC’s direct subsidiaries to other entities in the reorganized corporate structure of the Company, (iii) assigned legal record ownership of any loans in the Company’s portfolios held directly by FCMC and Tribeca to other entities in the reorganized corporate structure of the Company, and amended its loan agreements with the Bank.

Franklin Credit Holding Corporation is the successor issuer to Franklin Credit Management Corporation, FCMC. In the Reorganization, FCMC became a subsidiary of Franklin Holding and ceased to have any subsidiaries and, therefore, ceased to have portfolios of loans and real estate properties and the related indebtedness to the Bank.
Going Concern Uncertainty — Franklin Holding
The Company has been and continues to be operating in an extraordinary and difficult environment, and has been significantly and negatively impacted by the unprecedented credit and economic market turmoil of the past few years, including the more recent recessionary economy of 2009. Particularly impacting Franklin as of the March 2009 Restructuring was the severe deterioration in the U.S. housing market and the nearly complete shutdown of the mortgage credit market for borrowers without excellent credit histories, and the slowing economy with increasing unemployment. These unprecedented market conditions adversely affected the Company’s portfolio of residential mortgage loans, particularly its second-lien mortgage loans, delinquencies, provisions for loan losses, operating losses and cash flows, which resulted in significant stockholders’ deficit of $810.2 million and $822.9 million at March 31, 2010 and March 31, 2009, respectively. The Company has been, since the latter part of 2007, expressly prohibited by the Bank from acquiring or originating loans. In addition, the Company’s restructuring agreements with the Bank contain affirmative covenants that the Company’s servicing subsidiary, FCMC, be licensed, qualified and in good standing, where required, and that it maintain its licenses to service mortgage loans and real estate owned properties serviced under the servicing agreement entered into in connection with the Restructuring. Any event of default under the March 31, 2009 Restructuring Agreements, or failure to successfully renew these Restructuring Agreements or enter into new credit facilities with Huntington prior to their scheduled maturity, could entitle Huntington to declare the Company’s indebtedness immediately due and payable and result in the transfer of the remaining loans pledged to Huntington to a third party. Moreover, certain events of default under the Restructuring Agreements, including defaults under provisions relating to enforceability, bankruptcy, maintenance of collateral and lien positions, and certain negative covenants typical for agreements of this nature, or defaults under its Servicing Agreement with the Bank or the Licensing Credit Agreement could result in the transfer of the Company’s sub-servicing contract as servicer of what had been substantially all of its loans and owned real estate prior to the Restructuring. Without the continued cooperation and assistance from Huntington, the consolidated Franklin Holding’s ability to continue as a viable business is in substantial doubt, and it may not be able to continue as a going concern.
Operating Losses — Franklin Holding
The Company had a net loss attributed to common stockholders of $6.7 million for the first quarter of 2010, compared with a net loss of $362.4 million for the first quarter of 2009. The Company had a loss per common share for the three months ended March 31, 2010 of $0.84 both on a diluted and basic basis, compared to a loss per share of $45.33 on both a diluted and basic basis for the three months ended March 31, 2009.
As part of the Restructuring with the Bank on March 31, 2009, the Company incurred a loss of $282.6 million on the transfer of approximately 83% of the Portfolio (in the form of trust certificates in the Trust) to the REIT of the Bank in exchange for preferred and common stock in the REIT then approximately valued at $477.3 million. Because the transfer of the trust certificates in the Trust to the REIT is treated as a financing and not a sale for accounting purposes, the mortgage loans and real estate have remained on the Company’s balance sheet classified as mortgage loans and real estate held for sale securing a nonrecourse liability in an equal amount. In addition, the Company recognized a loss of $62.7 million on the valuation of the remaining investments on the Company’s balance sheet, including approximately 17% of the Portfolio transferred to the Trust, and the remaining loans securing the Unrestructured Debt.

Licenses to Service Loans
By letter dated April 12, 2010, the New York State Banking Department (the “Banking Department”) advised FCMC that in connection with its review of its financial statements and mortgage servicing volume, its application for registration as a mortgage servicer in that state, which FCMC had filed during the transitional period allowed by the state for registration of mortgage servicers doing business in New York State on June 30, 2009, cannot be accepted for processing until FCMC addresses its net worth, which as adjusted (“Adjusted Net Worth”) and calculated by the Banking Department was determined to be below the minimum Adjusted Net Worth requirement for mortgage servicers established under applicable regulations adopted through emergency rule making.
The emergency regulations, which were adopted by the New York State Superintendent of Banks and which implement the statutory registration requirement for mortgage servicers in New York State that went into effect on July 1, 2009, require (i) an Adjusted Net Worth of at least 1% of the outstanding principal balance of aggregate mortgage loans serviced (whether or not in New York), but in any event not less than $250,000; and, (ii) a ratio of Adjusted Net Worth to the outstanding principal balance of New York mortgage loans serviced of at least 5%. Although the latest version of the emergency regulations are effective March 17, 2010 until June 12, 2010, the Banking Department has indicated that it expects to propose permanent regulations in substantially similar form as the emergency regulations for public comment in the near future.
Adjusted Net Worth, as defined under the Superintendent’s emergency regulations, consists of total equity capital at the end of the reporting period as determined by GAAP less: goodwill, intangible assets (excluding mortgage servicing rights), any assets pledged to secure obligations of a person other than the applicant, any assets due from officers or stockholders of the applicant or related companies; that portion of any marketable securities (listed or unlisted) not shown at lower of cost or market; any amount in excess of the lower of cost or market value of mortgages in foreclosure, construction loans or property acquired through foreclosure, and any amount shown on the balance sheet as investments in unconsolidated joint ventures, subsidiaries, affiliates, and/or other related companies that is greater than the value of such investments accounted for using the equity method of accounting.
At March 31, 2010, FCMC serviced mortgage loans (as defined under the Superintendent’s emergency regulations) throughout the United States with an outstanding principal balance of approximately $1.61 billion, serviced New York mortgage loans with an outstanding principal balance of approximately $158.2 million, and had an Adjusted Net Worth of approximately $8.0 million (with net worth under GAAP of $19.9 million). Although the ratio of Adjusted Net Worth of FCMC to the outstanding principal balance of New York mortgage loans is greater than the required 5%, the Adjusted Net Worth of FCMC falls short of the 1% of the outstanding principal balance of aggregate mortgage loans serviced in the United States by approximately $8.1 million. Accordingly, the Banking Department has required that FCMC provide a written capital plan acceptable to the Banking Department, which among other prerequisites would address how FCMC intends to achieve compliance, on an ongoing basis with the regulatory net worth requirements, and commit FCMC to maintaining a minimum Adjusted Net Worth of 0.25% of aggregate loans serviced in the United States (which is lower than the requirement under the emergency regulations) and 5% of New York mortgage loans serviced, whichever is higher while it seeks to restore such compliance.

On May 10, 2010, in an initial step towards increasing FCMC’s Adjusted Net Worth, the Company utilized funds recently received from a Federal income tax refund to reduce the net inter- company receivable in the amount of $2.5 million due to FCMC by its affiliated companies. This step increased Adjusted Net Worth to approximately $10.5 million, or approximately 0.65% of the aggregate principal balance of loans serviced nationwide.
Additionally, FCMC expects to curtail the pro rata distributions or payments to the Bank and dividends to its shareholders that are ordinarily required under the terms of the Licensing Credit Agreement, as amended. Pursuant to such terms, the distributions are not required where they would give rise to a default under the Licensing Credit Agreement, which would occur if FCMC is unable to increase its Adjusted Net Worth, and as a result, fails to obtain or maintain a license as a registered mortgage servicer in New York.
The capital plan as proposed by FCMC and submitted to the Banking Department on May 12, 2010 includes in relevant part a commitment, until FCMC is in full compliance with the net worth requirements for mortgage servicers in New York State, to (i) meet regulatory net worth requirements as soon as practicable but in no event later than December 31, 2012 through the retention of net earnings and dividend restrictions, (ii) maintain an interim Adjusted Net Worth until FCMC complies with regulatory net worth requirements of not less than approximately $7.9 million (“Minimum Level”), and not less than 5% of the principal balance of New York mortgage loans serviced by FCMC and 0.25% of the aggregate mortgage loans serviced in the United States, (iii) not, without the prior written consent of the Banking Department, service additional mortgage loans secured by 1-4 family residential homes located in New York State, (iv) not declare or pay any dividends upon the shares of its capital stock, and (v) submit quarterly reports on the total number of and principal balance of loans serviced and its Adjusted Net Worth.
There is no assurance that the New York State Banking Department will find the written capital plan of FCMC acceptable and not request modifications to the capital plan or deny FCMC’s application for registration as a mortgage servicer or that FCMC will be able to regain compliance with regulatory net worth requirements in New York State. There is also no assurance that the Bank (i) will not restrict FCMC’s ability to comply with its capital plan, (ii) terminate FCMC as a servicer of the New York mortgage loans transferred to the Trust, or (iii) sell the New York mortgage loans transferred to the Trust to an entity that chooses not to retain FCMC as a servicer.
If FCMC’s application is denied by the Banking Department, or FCMC is unable or fails to comply with a written capital plan approved by the Banking Department, FCMC will no longer be able to service mortgage loans secured by 1-4 family residential homes located in New York State. Under the Servicing Agreement entered into on March 31, 2009 as part of the Restructuring with the Bank, it would be an event of default if FCMC failed to maintain its license to do business in any jurisdiction where any mortgaged property or other real estate property serviced under the servicing agreement is located if such license is required and such failure continues unremedied for ten (10) days, which, if the same were to occur, would entitle the Bank to terminate the Servicing Agreement. In addition, such a failure to obtain or maintain our license to service mortgages loans as a registered mortgage servicer in New York would be a default under the Licensing Credit Agreement and Legacy Credit Agreement and with notice, the Bank could also call an event of default under those agreements entered into in connection with the Restructuring, which, among other remedies, would entitle the Bank to foreclose on the assets of the Company pledged to the Bank, including on Franklin Holding’s pledge of 70% of the common stock of FCMC.

Franklin’s Business — Franklin Credit Management Corporation (FCMC)
As a result of the March 2009 Restructuring and the Reorganization that took effect December 19, 2008, the Company’s operating business is conducted principally through FCMC, a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery servicing, and in the due diligence, analysis, pricing and acquisition of residential mortgage portfolios, for third parties. As a result, FCMC, the servicing company within the Franklin consolidated group of companies, has positive net worth, has been profitable since January 1, 2009, and 30% of its equity is free from the pledges to the Bank.
At March 31, 2010, FCMC had total assets of $26.0 million and had stockholders’ equity of $19.9 million. FCMC recognized income before tax of approximately $1.1 million and $1.4 million, respectively, for the three months ended March 31, 2010 and 2009, principally from servicing the portfolio of loans and assets for the Bank and a related party (Bosco). Inter-company servicing revenues allocated to FCMC during the first quarter of 2009 were based principally on the servicing contract entered into as part of the Restructuring, which became effective on March 31, 2009. FCMC charges its sister companies a management fee that is estimated based on internal services rendered by its employees to those companies. Inter-company allocations, the Federal provision for income taxes, and cash servicing revenues received from the Bank for servicing its loans during the three months ended March 31, 2010 and 2009 have been eliminated in deriving the consolidated financial statements of Franklin. Servicing revenues were eliminated in the consolidated financial statements of Franklin due to the accounting treatment for the transfer of the trust certificates as a financing under GAAP Codification of Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing.
On February 1, 2010, FCMC entered into a collection services agreement, pursuant to which FCMC agreed to serve as collection agent in the customary manner in connection with approximately 1,500 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $85 million. These loans were acquired through a trust set up by a fund in which the Company’s Chairman and President is a member and contributed twenty five percent of the purchase price. Under the collection services agreement, FCMC is entitled to collection fees consisting of 33% of the amount collected, net of third-party expenses. The agreement also provides for reimbursement of third-party fees and expenses incurred by FCMC in compliance with the agreement.
Loan Servicing
The Company’s servicing business is conducted through FCMC, a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery servicing, for third parties.
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

As of March 31, 2010, FCMC had two significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate, Huntington and Bosco Credit LLC (“Bosco”). The portfolios serviced for Huntington (loans previously acquired and originated by Franklin and transferred to the Trust), primarily consist of first and second-lien loans secured by 1-4 family residential real estate that generally fell outside the underwriting standards of Fannie Mae and Freddie Mac.
At March 31, 2010, we serviced and provided recovery collection services on a total population of approximately 35,000 loans for Huntington and Bosco, and relatively small pools of loans under recovery collection contracts, whereby we receive fees based solely on a percentage of amounts collected, for a few other entities. The unpaid principal balance of loans serviced for Huntington represented approximately 78% of the total loans serviced for third parties at March 31, 2010.
Loan Servicing and Collection Operations
At March 31, 2010, our servicing business consisted of 112 employees who managed approximately 35,000 loans, including approximately 2,500 home equity loans for Bosco. Our servicing operations are conducted in the following departments:
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
Customer Service. The primary objective of our customer service department is to obtain timely payments from borrowers, respond to borrower requests and resolve disputes with borrowers. Within 10 days of boarding newly acquired loans onto our servicing system, our customer service representatives contact each new borrower to welcome them to FCMC and to gather and/or verify any missing information, such as loan balance, interest rate, contact phone numbers, place of employment, insurance coverage and all other pertinent information required to properly service the loan. The customer service group responds to all inbound customer calls for information requests regarding payments, statement balances, escrow balances and taxes, payoff requests, returned check and late payment fees. In addition, our customer service representatives process payoff requests and reconveyances.
Client Relations. The principal objective of the client relations group is to interface with our servicing clients regarding the servicing performance of their loans, and for invoicing servicing clients. In addition, our client relations group oversees the boarding of new loans for servicing and/or recovery collections.

Collections. The main objective of our collections department is to ensure loan performance through maintaining customer contact. Our collections group continuously reviews and monitors the status of collections and individual loan payments in order to proactively identify and solve potential collection problems. When a loan becomes seven days past due, our collections group begins making collection calls and generating past-due letters. Our collections group attempts to determine whether a past due payment is an aberration or indicative of a more serious delinquency. If the past due payment appears to be an aberration, we emphasize a cooperative approach and attempt to assist the borrower in becoming current or arriving at an alternative repayment arrangement. Upon a serious delinquency, by which we mean a delinquency of sixty-one days by a borrower, or the earlier determination by our collections group based on the evidence available that a serious delinquency is likely, the loan is typically transferred to our loss mitigation department. We employ a range of strategies to modify repayment terms in order to enable the borrower to make payments and ultimately cure the delinquency, or focus on expediting the foreclosure process so that loss mitigation can begin as promptly as practicable.
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
Home Affordable Modification Program
On September 11, 2009, FCMC voluntarily entered into an agreement to actively participate as a mortgage servicer in the Federal government’s HAMP for first lien mortgage loans that are not owned or guaranteed by Fannie Mae or Freddie Mac. HAMP is a program, with borrower, mortgage servicer, and mortgage loan owner incentives, designed to enable eligible borrowers to avoid foreclosure through a more affordable and sustainable loan modification made in accordance with HAMP guidelines, procedures, directives, and requirements. If a borrower is not eligible for HAMP, FCMC considers other available loss mitigations options, as appropriate for the owner of the loans serviced. The Bank, as certificate trustee of the Trust, has consented to FCMC modifying eligible mortgage loans in accordance with HAMP.
Bosco Servicing Agreement
On May 28, 2008, Franklin entered into various agreements (the “Bosco Servicing Agreements”) to service on a fee-paying basis for Bosco approximately $245 million in residential home equity line of credit mortgage loans. Bosco was organized by FCMC, and the membership interests in Bosco include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members of that entity. FCMC began servicing the Bosco portfolio in June 2008. Included in the Company’s consolidated revenues were servicing fees recognized from servicing the Bosco portfolio of $244,000 and $636,000 for the three months ended March 31, 2010 and 2009, respectively. See Note 10 — “Related Party Transactions — Bosco Servicing Agreement.”

On February 27, 2009 and October 28, 2009, the Bosco Servicing Agreement, dated as of May 28, 2008, by and between FCMC and Bosco was revised and amended (the “Service Agreement Amendment”). The Service Agreement Amendment effectively reduced the monthly servicing fees payable to FCMC, revised the fee structure relating to deferred servicing fees and provided for a minimum monthly servicing fee of $50,000. See Note 10 — “Related Party Transactions — Bosco Servicing Agreement.”
The amount and timing of certain ancillary fees performed by FCMC for Bosco and owed to the Company is the subject of a good faith dispute between FCMC and the Managing Member of Bosco, Thomas J. Axon (the Chairman and President of the Company and FCMC). In 2009, the Company wrote off internal accounting costs associated with services provided by FCMC to Bosco through June 30, 2009 and additional aged receivables, due to non-payment, associated with legal, loan analysis, due diligence and other services costs incurred by FCMC in 2008 related to the acquisition by Bosco of its loan portfolio. In addition, effective June 1, 2009 FCMC ceased the accrual of fees for providing accounting services to Bosco and Bosco has not paid FCMC for any such services. See Note 10 — “Related Party Transactions — Bosco Servicing Agreement.”
Due Diligence Services
During 2008, capitalizing on our portfolio acquisition experience with residential mortgage loans, FCMC began providing services for third parties not related to us or our lender, on a fee-paying basis. During the first quarter of 2010, we were engaged in due diligence assignments for two third parties.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, these unaudited consolidated financial statements include all normal and recurring adjustments that management believes necessary for a fair statement of results for the periods. These unaudited consolidated financial statements do not necessarily indicate the results that may be expected for the full year; the interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s estimates and assumptions primarily arise, effective as of the March 31, 2009 Restructuring, from uncertainties and changes associated with interest rates, credit exposure and fair market values of its investment in trust certificates and mortgage loans and real estate held for sale. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends, market values and interest rates and other conditions may occur which could cause actual results to differ materially. For additional information refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission, and, if applicable, Quarterly Reports on Form 10-Q, which the Company urges investors to consider.

Basic and diluted net loss per share is calculated by dividing net loss attributed to common shareholders by the weighted average number of common shares outstanding during the period. The effects of warrants, restricted stock and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Dilutive potential common shares are calculated using the treasury stock method. For the three months ended March 31, 2010 and 2009, 301,000 and 582,000 stock options, respectively, were not included in the computation of net loss per share because they were antidilutive.
Recent Accounting Pronouncements
The FASB has issued Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.
The FASB has published ASU 2009-13, Revenue Recognition — Multiple Deliverable Revenue Arrangements (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition — Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. FASB ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.
In April 2010, the FASB issued ASU 2010-12, Income Taxes, (Topic 740) Accounting for Certain Tax Effects of the Health Care Reform Acts (“ASU 2010-12”). On March 30, 2010, the President of the United States signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Act that was signed on March 23, 2010 (collectively, the “Acts”). ASU 2010-12 allows entities to consider the two Acts together for accounting purposes. The Company does not expect the adoption of this standard to have any impact on the Company’s consolidated financial position and results of operations.
In March 2010, the FASB issued ASU No. 2010-11, which is included in the Codification under ASC 815, Derivatives and Hedging. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption. This guidance is effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

In February 2010, the FASB issued ASU 2010-10, Consolidation (Topic 810) (“Topic 810”). The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The deferral is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. Early application is not permitted. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.
In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirement (“ASU 2010-09”). ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our consolidated financial position or results of operations.
In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815. The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments. The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required. The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. As this standard relates specifically to disclosures, the adoption did not have an impact on the Company’s consolidated financial position and results of operations.
In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU 2010-01”). This ASU clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This determination is based on, among other things, the other entity’s purpose and design and the Company’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 is effective at the start of the Company’s first fiscal year beginning after November 15, 2009. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.
3. INVESTMENT IN TRUST CERTIFICATES AT FAIR VALUE, MORTGAGE LOANS AND REAL ESTATE HELD FOR SALE, AND NOTES RECEIVABLE HELD FOR SALE
Investment in Trust certificates, carried at estimated fair value, as of March 31, 2010, consists principally of the trust certificates not transferred to the Bank’s REIT as of the Restructuring (representing approximately 17% of the Portfolio as of March 31, 2009). Activity for the three months ended March 31, 2010 is as follows:

Three Months Ended
March 31, 2010
Balance, January 1	$69,355,735

Trust distributions	(3,142,005)
Transfers (out)	(640,045)
Fair value adjustments, net	2,005,836

Balance, March 31	$67,579,521

The fair value adjustments include a reduction in the estimated market value of the pro rata percentage of loans underlying the Trust certificates of approximately $617,000 and a gain on the Trust distributions of approximately $2.6 million.
Mortgage loans and real estate held for sale, carried at lower of cost or estimated fair value, as of March 31, 2010 consists principally of the trust certificates transferred to the Bank’s REIT as of the Restructuring (representing approximately 83% of the Portfolio as of March 31, 2009). Activity for the three months ended March 31, 2010 is as follows:

Three Months Ended
March 31, 2010
Balance, January 1	$345,441,865

REO sales	(3,180,865)
Principal payments	(7,634,242)
Loans written off	(7,021)
Fair value adjustments, net	1,975,296

Balance, March 31	$336,595,033

The fair value adjustments include a reduction in the estimated market value of the pro rata percentage of loans underlying the mortgage loans and real estate held for sale of approximately $3.1 million and a gain on the REO sales proceeds and the principal payments of approximately $5.0 million.
Notes receivable held for sale, carried at lower of cost or estimated fair value, as of March 31, 2010 consists principally of the Company’s loans securing the Unrestructured Debt. Activity for the three months ended March 31, 2010 is as follows:

Three Months Ended
March 31, 2010
Balance, January 1	$3,575,323

Principal payments	(241,619)
Loans written off	(4,748)
Fair value adjustments, net	16,184

Balance, March 31	$3,345,140

The fair value adjustments include a reduction in the estimated market value of the notes receivable held for sale of approximately $172,000 and a gain on the principal payments of approximately $188,000.
4. FAIR VALUATION ADJUSTMENTS
Fair valuation adjustments include amounts subsequent to March 31, 2009 related to adjustments in the fair value of the investment in trust certificates, the nonrecourse liability, and adjustments to the lower of cost or market related to mortgage loans and real estate held for sale, and for losses on sales of real estate owned.
The following table sets forth the activity since the Restructuring affecting the fair valuation adjustments during the three months ended March 31, 2010:

Three Months Ended
March 31, 2010
Gain on OREO sold	$1,772,900
Valuation gain on mortgage loans and OREO	1,975,296
Valuation (loss) on nonrecourse liability	(1,975,296)
Valuation gain on trust certificates	2,005,836
Valuation gain on notes receivable	16,184
Other adjustments	(7,565,962)

(Loss) on valuation	$(3,771,042)

Other adjustments include estimated fair market value adjustments to offsets to the other real estate owned (or OREO) gains of approximately $2.4 million and the offset to the interest and other income recorded on the mortgage loans of approximately $5.2 million.
5. DERIVATIVES
As part of the Company’s interest-rate risk management process, the Company entered into interest rate swap agreements in 2008. In accordance with ASC Topic 815, Derivatives and Hedging (“Topic 815”), as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

The Company’s management of interest-rate risk predominantly includes the use of plain-vanilla interest-rate swaps to synthetically convert a portion of its London Interbank Offered Rate (“LIBOR”)-based variable-rate debt to fixed-rate debt. In accordance with Topic 815, derivative contracts hedging the risks associated with expected future cash flows are designated as cash flow hedges. The Company formally documents at the inception of its hedges all relationships between hedging instruments and the related hedged items, as well as its interest risk management objectives and strategies for undertaking various accounting hedges. Additionally, we use regression analysis at the inception of the hedge and for each reporting period thereafter to assess the derivative’s hedge effectiveness in offsetting changes in the cash flows of the hedged items. The Company discontinues hedge accounting if it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in the fair value of the derivative in earnings. All of the Company’s interest-rate swaps qualify for cash flow hedge accounting, and are so designated.
As of March 31, 2010, the notional amount of the Company’s fixed-rate interest rate swaps totaled $390 million, representing approximately 32% of the Company’s outstanding variable rate debt. The fixed-rate interest rate swaps are expected to reduce the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR during the remaining terms of the swap agreements. All of our interest rate swaps were executed with the Bank.
In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $764.5 million of debt (the amount designated as tranche A debt remaining at March 31, 2010) owed to the Bank has been paid in full. The carrying value included in accumulated other comprehensive loss (“AOCL”) within stockholders’ equity at March 31, 2010 and December 31, 2009, which is related to the terminated hedges, is amortized to earnings over time.
As of December 31, 2008, the Company removed the hedge designations for its cash flow hedges. As a result, the Company continues to carry the December 31, 2008 balance related to these hedges in AOCL unless it becomes probable that the forecasted cash flows will not occur. The balance in AOCL as of March 31, 2010 is amortized to earnings as part of interest expense in the same period or periods during which the hedge forecasted transaction affects earnings. During the three months ended March 31, 2010, the net impact of the cash flow hedges was an increase of $5.5 million to interest expense, inclusive of $3.3 million of amortization of the AOCL balance and reclassified from AOCL into earnings, the cost of the hedges in the amount of $3.0 million, somewhat offset by an increase of $767,000 in the fair value of the existing swaps. During the three months ended March 31, 2009, the net impact of the cash flow hedges was an increase of $8.1 million to interest expense, inclusive of $3.9 million of amortization of the AOCL balance and reclassified from AOCL into earnings, the cost of the hedges in the amount of $5.1 million, somewhat offset by an increase of $967,000 in the fair value of the existing swaps. Changes in the fair value of the remaining interest-rate swaps are accounted for directly in earnings.

The following table presents the notional and fair value amounts of the interest rate swaps at March 31, 2010.

Notional Amount	Term	Maturity Date	Fixed Rate	Estimated Fair Value
$275,000,000	3 years	March 5, 2011	3.47%	$(8,621,583)
70,000,000	3 years	March 5, 2011	3.11%	(1,702,058)
45,000,000	4 years	March 5, 2012	3.43%	(1,983,894)

$390,000,000				$(12,307,535)

Interest rate swaps increased our interest expense for the three months ended March 31, 2010 and 2009 by $5.5 million and $8.1 million, respectively. The estimated fair value of the swaps at March 31, 2010 was a negative $12.3 million.
The net changes in the fair value of the Company’s derivatives, which is reflected in derivative liabilities, at fair value, for the three months ended March 31, 2010 is as follows:

Three Months Ended
March 31, 2010
Balance, January 1	$(13,144,591)

Cash settlements	3,021,296
Fair value adjustments	(2,184,240)

Balance, March 31	$(12,307,535)

6. FAIR VALUE MEASUREMENTS
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
The carrying value of derivative and financial instruments on the Company’s financial statements at March 31, 2010 are as follows:

	Level 1	Level 2	Level 3	Level 3
Interest-rate swaps	$—	$(12,307,535)	$—	$—
Investment in trust certificates	—	—	67,579,521	—
Nonrecourse liability	—	—	—	(336,595,033)

Total	$—	$(12,307,535)	$67,579,521	$(336,595,033)

The changes in items classified as Level 3 during the three months ended March 31, 2010 are as follows:

	Investments	Liabilities
Balance, January 1, 2010	$69,355,735	$(345,441,865)

Total unrealized gains/(losses)	2,005,836	(7,159,260)
Transfers in/(out)	(640,045)	7,021
Distributions/payments	(3,142,005)	15,999,071

Balance, March 31, 2010	$67,579,521	$(336,595,033)

Unrealized gains included in earnings during the three months ended March 31, 2010 related to investments held at March 31, 2010 amounted to $2.0 million.
The carrying value of assets measured at the lower of cost or market value at March 31, 2010 is as follows:

	Level 1	Level 2	Level 3
Mortgage loans and real estate held for sale	$—	$—	$336,595,033

7. NOTES PAYABLE AND FINANCING AGREEMENTS
As of March 31, 2010, the Company had total borrowings, Notes payable and financing agreements, of $1.37 billion under the Restructuring Agreements, of which $1.33 billion was subject to the Legacy Credit Agreement and $39.1 million remained under a credit facility excluded from the Restructuring Agreements (the Unrestructured Debt). Substantially all of the debt under these facilities was incurred in connection with the Company’s purchase and origination of residential 1-4 family mortgage loans prior to December 2007. We ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the Bank. These borrowings are shown in the Company’s financial statements as “Notes payable” (referred to as “term loans” or “term debt” herein).
At March 31, 2010, FCMC owed $1 million under the revolving line of its Licensing Credit Agreement with the Bank, which is shown in the Company’s financial statements as “Financing agreement.”

Restructuring Agreements with Lead Lending Bank
Prior to the March 31, 2009 restructuring agreements that we entered into with Huntington, our indebtedness was governed by forbearance agreements and prior credit and warehousing agreements with Huntington. Effective as of March 31, 2009, all of our borrowings, with the exception of the Unrestructured Debt in the current amount of $39.1 million, are governed by credit agreements entered into as part of the Restructuring Agreements.
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
The Restructuring did not include a portion of the Company’s debt (the Unrestructured Debt), which as of March 31, 2009 totaled approximately $40.7 million. The Unrestructured Debt remains subject to the original terms of the Franklin Forbearance Agreement entered into with the Bank in December 2007 and subsequent amendments thereto and the Franklin 2004 master credit agreement. On March 26, 2010, Franklin Holding, and certain of its direct and indirect subsidiaries, including FCMC and Franklin Asset entered into another amendment to the Franklin Forbearance Agreement and Franklin 2004 master credit agreement with the Bank relating to the Unrestructured Debt that extends the term of the forbearance period until June 30, 2010. See Note 7 — “Notes Payable and Financing Agreements — Forbearance Agreement with Lead Lending Bank.”
The Franklin Forbearance Agreement and the Tribeca forbearance agreement that had been entered into with the Bank were, except for approximately $39.1 million of the Company’s debt outstanding at March 31, 2010, replaced effective March 31, 2009 by the Restructuring Agreements.
In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $837.9 million (the amount designated as tranche A debt as of March 31, 2009) of term debt has been paid in full. At March 31, 2010, $764.5 million of this tranche of debt remained to be paid off before payment of the swap termination fee is triggered. The Company has other non-amortizing fixed-rate interest rate swaps with the Bank, which have not been terminated.
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
(3)	the Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets of FCMC (except for a first lien of the Bank on an office condominium unit and a second priority lien of the Bank on cash collateral held as security under the Licensing Credit Agreement) and a portion of FCMC’s stock, representing not less than twenty-five percent (since Level 1 referenced below was not achieved) and not more than seventy percent of FCMC’s common equity, based on the amounts received by the Bank from the cash collections from FCMC’s servicing of the Portfolio as discussed in more detail below. Under the terms and conditions of the Restructuring Agreements, FCMC may pay dividends or other distributions in respect of its capital stock if FCMC delivers to the Bank a payment to be applied to outstanding obligations under the Legacy Credit Agreement equal to seventy percent of any such distribution or dividend that FCMC elects to make or declare, which percentage share may be reduced to twenty-five percent (since Level 1 referenced below was not achieved) based upon the Bank’s receipt of the agreed amounts of net remittances from the Portfolio summarized below.

From the perspective of the Company and its stockholders, the Restructuring accomplished a number of overarching objectives, including:
(1)	release of thirty percent of the equity in FCMC, ten percent of which has been transferred to the Company’s principal stockholder, Thomas J. Axon, from the Company’s pledges to the Bank in respect of its Legacy Credit Agreement, with the possibility of release of up to an additional fifty percent (which is now forty-five percent due to the failure to achieve Level 1 referenced below and of which a maximum of ten percent would go to Thomas J. Axon), based upon the Bank’s receipt of the agreed amounts of net remittances from the Portfolio, summarized below (the “Net Remittances”), from March 31, 2009, the effective date of the Legacy Credit Agreement (the “Legacy Effective Date”), through the term of the Legacy Credit Agreement; the Bank shall reduce its interest in the equity in FCMC, as collateral, in accordance with the following collection levels;

Minimum Amount
of Net Remittances
Level	(Minimum Level Amount)	Time Period	Release of Equity Interests
Level 1	$225 million*	1 year from the Legacy Effective Date*	10% (70% reduces to 60%)*
Level 2	$475 million	3 years from the Legacy Effective Date	10% (60% reduces to 50%)
Level 3	$575 million	No time period specified	10% (50% reduces to 40%)
Level 4	$650 million	No time period specified	10% (40% reduces to 30%)
Level 5	$750 million	No time period specified	10% (30% reduces to 20%)
(2)	entry into a servicing agreement enabling the Company to receive fee income in respect of its continued servicing of the transferred Portfolio; and,
(3)	entry into amended credit facilities in the aggregate principal amount of $13.5 million, including a $5 million facility for working capital and to support various servicer licenses, a $2 million revolving facility and a $6.5 million letter of credit facility to support various servicer licenses.

*	Provided, however, (i) if Net Remittances do not reach the minimum Level 1 amount prior to the first anniversary of the Legacy Effective Date (which is what occurred), but reach the minimum Level 2 amount prior to the third anniversary of the Legacy Effective Date, the Bank shall retain, as collateral, 55% of the FCMC equity instead of 50%, as currently scheduled, and any subsequent reductions in the amount of FCMC equity pledged to the Bank shall be 10%; and provided further that (ii) if Net Remittances do not reach the minimum Level 1 amount prior to the first anniversary of the Legacy Effective Date and do not reach the minimum Level 2 amount prior to the third anniversary of the Legacy Effective Date, then the schedule for release of the equity interests in FCMC currently pledged to the Bank shall be as follows: (x) upon attaining the minimum Level 3 amount, the pledged equity interests in FCMC shall reduce 25% (from 70% to 45%); (y) upon attaining the minimum Level 4 amount, the pledged equity interests in FCMC shall reduce an additional 10% (from 45% to 35%), and (z) upon attaining the minimum Level 5 amount, the pledged equity interests in FCMC shall reduce an additional 10% (from 35% to 25%).
Among the most significant costs of accomplishing these objectives were:
(1)	the possible transfer of ownership of a portion of FCMC, including a minimum of twenty-five percent (since Level 1 was not achieved) and a maximum of seventy percent, to the Bank at maturity of the Company’s Legacy Credit Agreement with the Bank, unless further extended if the Company is not otherwise able to satisfy or refinance the Legacy Credit Agreement prior to maturity;

(2)	the transfer of ten percent of ownership of FCMC to Franklin Holding’s principal stockholder, Thomas J. Axon, as the cost of obtaining certain guarantees and pledges required by the Bank as a condition of the restructuring, subject to increase to an additional ten percent should the pledge of common shares of FCMC by Franklin Holding to the Bank be reduced upon the attainment by FCMC of certain net collection targets set by the Bank with respect to the Portfolio;
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

	Outstanding	Outstanding
	Principal Amount	Principal Amount	Applicable Interest		Required Monthly
	at March 31, 2009 —	at March 31, 2010 —	Margin Over LIBOR		Principal
	Franklin Asset/Tribeca	Franklin Asset/Tribeca	(basis points)		Amortization
Tranche A	$838,000,000	$765,000,000	225		None
Tranche B	$407,000,000	$420,000,000	275		None
Tranche C	$125,000,000	$145,000,000	N/A	(1)	None

Unrestructured Debt	$41,000,000	$39,000,000		(2)	None

(1)	The applicable interest rate is fixed at 15% per annum. Interest will be paid in kind during the term of the Restructuring.

(2)	Interest margin over FHLB 30-day LIBOR advance rate plus 2.60%-2.75%.
The interest rate under the terms of the Restructuring Agreements for Tranche A and Tranche B indebtedness that is the basis, or index, for the Company’s interest cost is the one-month LIBOR plus applicable margins. In accordance with the terms of the Restructuring Agreements, interest due and unpaid on Tranche B and Tranche C debt is accrued and added to the debt balance.

All cash available for each tranche shall be used to pay cash interest to the extent cash is available, and any accrued interest for which cash is not available will be added to the principal sum of such tranche. Cash payments on each tranche will be made from: (i) any cash or other assets of the borrowers (Tribeca and certain subsidiaries of Tribeca and Franklin Asset), (ii) dividends and distributions on the REIT Securities, all of which shall be applied as a non pro rata distribution solely to the Bank’s pro rata share of such tranche (until paid in full), (iii) all distributions made by New Trust on the Participant Trust Certificates, all of which shall be applied as a non pro rata distribution to the Participants’ pro rata shares of such tranche (until paid in full), and (iv) from any proceeds received from any other collateral, which will be applied pursuant to a waterfall provision described more fully in the Legacy Credit Agreement. The borrowers will not be required to make scheduled principal payments, provided that all amounts received by any borrower in excess of accrued interest, whether from collateral or otherwise, shall be applied to reduce the principal sum. All remaining principal and interest will be due and payable at maturity of the Legacy Credit Agreement on March 31, 2012. Based on the current cash flows described above, it is not expected that that the Company will be able to repay remaining principal and interest due on March 31, 2012. Under such circumstances, the Bank would have all available rights and remedies under the Legacy Credit Agreement.
In accordance with the terms of the Legacy Credit Agreement, during the three months ended March 31, 2010, the outstanding balance of Tranche B increased from $417.2 million to $420.3 million and the outstanding balance of Tranche C increased from $140.1 million to $145.4 million, due to the addition of accrued interest for which cash was not available to pay the interest due. During the quarter ended March 31, 2010, the increases in the outstanding balances of Tranches B and C, resulted in the total balance of debt outstanding under the Legacy Credit Agreement to increase slightly from $1.328 billion at December 31, 2009 to $1.330 billion at March 31, 2010.
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

All collections received by New Trust, provided that an event of default has not occurred and is continuing, shall go first to the payment of monthly servicing fees, which shall be paid one month in advance, under the Servicing Agreement and then to (i) Administration Fees, expenses and costs (if any), (ii) pro rata to the owner trustee, certificate trustee and each custodian for any due and unpaid fees and expenses of such trustee and/or custodian, and (iii) to the pro rata ownership of the Trust Certificates. All amounts received pursuant to the Participants Trust Certificates shall be distributed pursuant to the applicable “Waterfall” provisions.
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
On March 26, 2010, Franklin Holding and FCMC entered into an amendment to the Licensing Credit Agreement with the Bank, which renewed and extended the Licensing Credit Agreement entered into with the Bank on March 31, 2009 as part of the Restructuring. The Amendment reduces the draw credit facility (“Draw Facility”) from $5.0 million to $4.0 million and extends the termination date to May 31, 2010, and extends the termination date for the $2.0 million revolving line of credit and $6.5 million letter of credit facilities to March 31, 2011. The amendment further provides that FCMC shall, to the extent permitted by applicable law, no less frequently than semi-annually, within forty-five days after each June 30th and December 31st of each calendar year, make pro rata dividends, distributions and payments to FCMC’s shareholders and the Bank under the Legacy Credit Agreement. In accordance with the Legacy Credit Agreement, the Bank is currently entitled to 70% of all amounts distributed by FCMC. The payment of any dividends, distributions and payments to FCMC’s shareholders and the Bank would result in a reduction of FCMC’s stockholders’ equity and cash available for its operations. All other material terms and conditions of the Licensing Credit Agreement remain the same, including the collateral, warranties, representations, covenants and events of defaults.
The Revolving Facility and the letters of credit are used to assure that all state licensing requirements of FCMC are met and to pay approved expenses of the Company. The Draw Facility is used to provide working capital of FCMC, if needed, and amounts drawn and repaid under this facility cannot be re-borrowed. At March 31, 2010, $1,000,000 was outstanding under the revolving facility and approximately $6.3 million of letters of credit for various state licensing purposes were outstanding. There were no amounts due under the Draw Facility.
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
The Servicing Agreement shall have an initial term of three years which may be extended for one or two additional one year periods at the sole discretion of New Trust. During the first year of the agreement, Servicer shall receive a termination fee for each loan to the extent the servicing is terminated by the Bank for any reason other than a default under the terms of the servicing agreement. This provision of the termination fee expired effective March 31, 2010. During the term of the servicing agreement, FCMC may not enter into any other third-party servicing agreements to service any other assets that could reasonably likely impair its ability to service the Portfolio without the consent of the Bank, which cannot be unreasonably withheld.
Forbearance Agreements with Lead Lending Bank
On December 28, 2007, the Company entered into a series of agreements with the Bank, pursuant to which the Bank agreed to forbear with respect to certain defaults of the Company relating to the Company’s indebtedness to the Bank and restructure approximately $1.93 billion of such indebtedness to the Bank and its participant banks. However, the Forbearance did not relate to $44.5 million of the Company’s indebtedness under the Master Credit and Security Agreement, dated as of October 13, 2004, as amended, by and among Franklin Credit, certain subsidiaries of Franklin Credit and the Bank. This amount remained subject to the original terms specified in the applicable agreements (the “Unrestructured Debt”). For a description of the principal terms of all the Company’s credit agreements, including The Forbearance Agreements (the “Forbearance”), in effect prior to entering into the Restructure Agreements on March 31, 2009 described above, which replaced such Forbearance Agreements, except for the Unrestructured Debt, please see the Company’s Form 10-K for the year 2009.
The Franklin forbearance agreement, however, remains in effect until June 30, 2010, but only with respect to the Company’s remaining Unrestructured Debt that was not restructured effective March 31, 2009 under the Restructuring Agreements, which was approximately $39.1 million at March 31, 2010.
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
8. NONCONTROLLING INTEREST
For the Company’s consolidated majority-owned subsidiary in which the Company owns less than 100% of the total outstanding common shares of stock (FCMC), the Company recognizes a noncontrolling interest for the ownership interest of the noncontrolling interest holder, the Company’s President and Chairman, and principal stockholder, Thomas J. Axon. The noncontrolling interest represents the minority stockholder’s proportionate share of the equity of FCMC. At March 31, 2010, the Company owned 90% of FCMC’s capital stock, and Mr. Axon owned 10%. The 10% equity interest of FCMC that is not owned by the Company is shown as noncontrolling interest in subsidiary in the Company’s consolidated financial statements.
The change in the carrying amount of the minority interest for the three months ended March 31, 2010 is as follows:

Three Months Ended
March 31, 2010
Balance, January 1, 2010	$1,657,275

Net income attributed to noncontrolling interest	65,331

Balance, March 31, 2010	$1,722,606

On March 31, 2009, the Company transferred ten percent of its ownership in common stock of FCMC to its Chairman and President, Thomas J. Axon, as the cost of obtaining certain guarantees and pledges from Mr. Axon, which were required by the Bank as a condition of the restructuring entered into by the Company and certain of its wholly-owned direct and indirect subsidiaries on March 31, 2009. Mr. Axon is also entitled to a grant of up to an additional ten percent of the common stock of FCMC from the Company should the pledge of common shares of FCMC by the Company to the Bank, as part of the restructuring, be reduced upon the attainment by FCMC of certain net collection targets set by the Bank. See Note 7 — “Notes Payable and Financing Agreements.”

9. CERTAIN CONCENTRATIONS
Third Party Servicing Agreements — As a result of the March 2009 Restructuring and the Reorganization that took effect December 19, 2008, FCMC, the Company’s operating business is conducted principally through FCMC, which is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery servicing, for third parties. The portfolios serviced for other entities, as of March 31, 2010, were heavily concentrated with loans serviced for Huntington (loans previously acquired and originated by Franklin and transferred to the Trust). As of March 31, 2010, FCMC had two significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate, one with Huntington and the other with Bosco, a related party. At March 31, 2010, we serviced and provided recovery collection services on a total population of approximately 35,000 loans for Huntington and Bosco, and relatively small pools of loans under recovery collection contracts, whereby we receive fees based solely on a percentage of amounts collected, for several other entities. The unpaid principal balance of loans serviced for Huntington represented approximately 78% of the total loans serviced for third parties at March 31, 2010.
Additionally, under the terms of the servicing agreement with the Bank, the Bank has the right since March 31, 2010 to replace FCMC as servicer for any reason and to sell, on a servicing released basis without an assignment of the Servicing Agreement, the assets we transferred to the Trust, without cause and without penalty with not less than 90 days prior written notice.
Financing — All of the Company’s existing debt is with one financial institution, Huntington.
10. RELATED PARTY TRANSACTIONS
Restructuring — On March 31, 2009, the Company transferred ten percent of its ownership in common stock of FCMC to its Chairman and President, Thomas J. Axon, as the cost of obtaining certain guarantees and pledges from Mr. Axon, which were required by the Bank as a condition of the restructuring entered into by the Company and certain of its wholly-owned direct and indirect subsidiaries on March 31, 2009. Mr. Axon is also entitled to a grant of up to an additional ten percent of the common stock of FCMC from the Company should the pledge of common shares of FCMC by the Company to the Bank, as part of the restructuring, be reduced upon the attainment by FCMC of certain net collection targets set by the Bank. See Note 7 — “Notes Payable and Financing Agreements.”
Bosco Servicing Agreement — On May 28, 2008, FCMC entered into various agreements, including a servicing agreement, to service on a fee-paying basis for Bosco approximately $245 million in residential home equity line of credit mortgage loans. Bosco was organized by FCMC, and the membership interests in Bosco include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members of that entity. The loans that are subject to the servicing agreement were acquired by Bosco on May 28, 2008, and the Bank is the administrative agent for the lenders to Bosco. FCMC also provided the loan analysis, due diligence and other services for Bosco on a fee-paying basis for the loans acquired by Bosco. FCMC’s servicing agreement was approved by its Audit Committee.
FCMC began servicing the Bosco portfolio in June 2008. Included in the Company’s consolidated revenues were servicing fees recognized from servicing the Bosco portfolio of $244,000 and $636,000 for the three months ended March 31, 2010 and 2009, respectively. In addition, included in the Company’s consolidated revenues were fees recognized for various administrative services provided to Bosco by FCMC in the amount of $90,000 for the three months ended March 31, 2009. The Company did not recognize any administrative fees for the three months ended March 31, 2010 and Bosco did not pay for any fees for such services provided during the first quarter of 2010. In June 2009, FCMC wrote off as uncollectible the administrative fees recognized in the three months ended March 31, 2009.

On February 27, 2009, at the request of the Bosco Lenders, FCMC adopted a revised fee structure, which was approved by FCMC’s Audit Committee. The revised fee structure provided that, for the next 12 months, FCMC’s monthly servicing fee would be paid only after a monthly loan modification fee of $29,167 was paid to Bosco’s Lenders. Further, the revised fee structure provided that, on each monthly payment date, if the aggregate amount of net collections was less than $1 million, 25% of FCMC’s servicing fee would be paid only after certain other monthly distributions were made, including, among other things, payments made by Bosco to repay its third-party indebtedness.
On October 29, 2009, at the additional request of the Bosco Lenders in an effort to maximize cash flow to the Bosco Lenders and to avoid payment defaults by Bosco, the revised fee structure relating to deferred fees was adjusted through an amendment to the loan servicing agreement with Bosco (the “Bosco Amendment”), which was approved by FCMC’s Audit Committee.
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
The amount and timing of ancillary fees owed to the Company is the subject of a good faith dispute between FCMC and the Managing Member of Bosco, Thomas J. Axon (Chairman and President of the Company and FCMC). However, even if the parties can resolve their difference amicably, there are no funds available to Bosco for payment for such services, since all funds from collections are required by Bosco’s agreements with its lenders to repay such lenders, aside from specific amounts required for servicing fees and other specifically excepted costs. On June 30, 2009, the Company wrote off $90,000 in internal accounting costs associated with services provided by FCMC to Bosco. On December 31, 2009, the Company wrote off $372,000 in additional aged receivables, due to non-payment, consisting of (i) legal costs incurred by FCMC in 2008 related to the acquisition by Bosco of its loan portfolio and entry into a servicing agreement with Bosco; (ii) expenses for loan analysis, due diligence and other services performed for Bosco by FCMC in 2008 related to the acquisition by Bosco of the loan portfolio; and (iii) additional internal accounting costs for services provided to Bosco by FCMC through June 30, 2009. In addition, FCMC has not accrued fees for accounting costs for these services since June 1, 2009, and such costs are estimated to be approximately $24,000 for the three months ended March 31, 2010.

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
As of March 31, 2010, FCMC, had $386,000 of accrued and unpaid servicing fees due from Bosco (effective August 1, 2009, FCMC’s servicing fee income is recognized when cash is received), and $18,000 of reimbursable third-party expenses incurred by FCMC in the servicing and collection of the Bosco loans.
On March 4, 2010, FCMC entered into an agreement with Bosco to provide ancillary services not covered by the Servicing Agreement related to occupancy verification and the coordination of on-sight visits with borrowers to facilitate the implementation of loss mitigation program initiatives at fees ranging from $100-$140 per individual assignment. FCMC had performed such services for Bosco on a trial basis under a pass-through cost arrangement, with total expenses reimbursable by Bosco of approximately $10,000 outstanding at March 31, 2010 (included in the $18,000 of reimbursable third-party expenses included above).
Other Significant Related Party Transactions with the Company’s Chairman — At March 31, 2010, the Company had an outstanding receivable from an affiliate, RMTS Associates, of $8,000. This receivable represents various operating expenses that are paid by the Company and then reimbursed by RMTS.
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

FCMC entered into a collection services agreement, effective December 23, 2009, pursuant to which FCMC agreed to serve as collection agent in the customary manner in connection with approximately 4,000 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $56 million, which were acquired by two trusts set up by a fund in which the Company’s Chairman and President is a member, and contributed 50% of the purchase price and agreed to pay certain fund expenses. Under the collection services agreement, FCMC is entitled to collection fees consisting of 35% of the gross amount collected. The agreement also provides for reimbursement of third-party fees and expenses incurred by FCMC as provided for in this collection services agreement. The collection fees earned by FCMC under this collection services agreement during the three months ended March 31, 2010 were not significant.
On February 1, 2010, FCMC entered into a collection services agreement, pursuant to which FCMC agreed to serve as collection agent in the customary manner in connection with approximately 1,500 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $85 million, which were acquired through a trust set up by a fund in which the Company’s Chairman and President is a member, and contributed twenty five percent of the purchase price. Under the collection services agreement, FCMC is entitled to collection fees consisting of 33% of the amount collected, net of third-party expenses. The agreement also provides for reimbursement of third-party fees and expenses incurred by FCMC in compliance with the collection services agreement. The collection fees earned by FCMC under this collection services agreement during the three months ended March 31, 2010 were not significant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Safe Harbor Statements. Statements contained herein and elsewhere in this Quarterly Report on Form 10-Q that are not historical fact may be forward-looking statements regarding the business, operations and financial condition of Franklin Credit Holding Corporation (“Franklin Holding,” and together with its consolidated subsidiaries, the “Company,” “Franklin,” “we,” “us” or “our” unless otherwise specified or the context otherwise requires) within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, changes in the level of growth in the finance and housing markets, such as slower or negative home price appreciation and economic downturns or other adverse events in certain states; (ii) the Company’s ability to continue as a going concern; (iii) the Company’s relations with the Company’s lenders and such lenders’ willingness to waive any defaults under the Company’s agreements with such lenders; (iv) the Company’s ability to obtain renewals of its loans or alternative refinancing opportunities; (v) increases in the delinquency rates of the Company’s borrowers, (vi) the availability of third parties holding subprime mortgage debt for servicing by the Company on a fee-paying basis; (vii) changes in the statutes or regulations applicable to the Company’s business or in the interpretation and enforcement thereof by the relevant authorities; (viii) the status of the Company’s regulatory compliance; (ix) our ability to meet collection targets under the Legacy Credit Agreement in order to reduce the pledge of equity interest in FCMC from 70% to a minimum of 25%; (x) the risk that legal proceedings could be brought against the Company which could adversely affect its financial results; (xi) the Company’s ability to adapt to and implement technological change; (xii) the Company’s ability to attract and retain qualified employees; and (xiii) other risks detailed from time to time in the Company’s Securities and Exchange Commission (“SEC”) reports and filings. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company’s filings with the SEC, including, but not limited to, those factors discussed under the captions “Risk Factors,” “Interest Rate Risk” and “Real Estate Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010 and, if applicable, Quarterly Reports on Form 10-Q, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Application of Critical Accounting Policies and Estimates
The Company’s significant accounting policies, as of December 31, 2009 are described in Note 2 to the December 31, 2009 consolidated financial statements filed on the Annual Report on Form 10-K. As of March 31, 2010 and December 31, 2009, we have identified the continuing assessment of the fair value of the investment in (i) preferred and common stocks, or the REIT Securities, (ii) trust certificates, (iii) because for accounting purposes the Restructuring is being treated as a financing under ASC Topic 860, Transfers and Servicing (“ASC Topic 860”), mortgage loans and real estate held for sale and the corresponding nonrecourse liability, and (iv) income taxes as the Company’s most critical accounting policies and estimates. The following discussion and analysis of financial condition and results of operations is based on the amounts reported in our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In preparing the consolidated financial statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on our consolidated financial statements. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time.
Serviced for Others Portfolio
As a result of the March 2009 Restructuring and the Reorganization that took effect December 19, 2008, FCMC, the Company’s servicing business is conducted through FCMC, a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery servicing for third parties.
As of March 31, 2010, FCMC had two significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate, Huntington and Bosco. The portfolios serviced for Huntington (loans previously acquired and originated by Franklin and transferred to the Trust) primarily consist of first and second-lien loans secured by 1-4 family residential real estate that generally fell outside the underwriting standards of Fannie Mae and Freddie Mac. At March 31, 2010, we serviced and provided recovery collection services on a total population of approximately 35,000 loans for Huntington and Bosco, and relatively small pools of loans under recovery collection contracts, whereby we receive fees based solely on a percentage of amounts collected, for a few other entities. The loans serviced for Huntington represented approximately 78% of the total loans serviced at March 31, 2010.
On May 28, 2008, FCMC entered into a servicing agreement to service for Bosco on a fee-paying basis approximately $245 million in residential home equity line of credit mortgage loans. Bosco was organized by FCMC, and the membership interests in Bosco include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members of that entity. The loans that are subject to the servicing agreement were acquired by Bosco from an unrelated third party.

At March 31, 2010, the portfolio of residential mortgage loans serviced for other entities consisted of 35,000 loans representing $1.88 billion of unpaid principal balance (“UPB”). The following table sets forth information regarding the types of properties securing the serviced for others portfolio at March 31, 2010.

	March 31, 2010
	Number	Unpaid	Percentage of Total
Property Types	of Loans	Principal Balance	Principal Balance
Residential 1-4 family	20,551	$1,329,850,377	70.87%
Condos, co-ops, PUD dwellings	3,382	206,441,685	11.00%
Manufactured and mobile homes	501	14,325,925	0.76%
Secured, property type unknown(1)	1,437	23,230,123	1.24%
Commercial	39	3,276,711	0.17%
Unsecured loans(2)	8,913	299,239,555	15.96%

Total	34,823	$1,876,364,376	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.

(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

The following table provides a breakdown of the delinquency status of our portfolio of residential mortgage loans serviced for other entities, as of March 31, 2010, by unpaid principal balance.

		March 31, 2010
		Contractual Delinquency
	Days Past Due	Amount	%
Performing — Current	0 - 30 days	$246,586,028	13.14%
Delinquent	31 - 60 days	16,303,578	0.87%
	61 - 90 days	12,196,274	0.65%
	90+ days	786,247,887	41.90%

Modified Loans	0 - 30 days	220,008,602	11.73%
Delinquent	31 - 60 days	35,388,050	1.89%
	61 - 90 days	21,852,940	1.16%
	90+ days	69,046,982	3.68%

Bankruptcy	0 - 30 days	32,095,079	1.71%
Delinquent	31 - 60 days	3,167,831	0.17%
	61 - 90 days	3,625,113	0.19%
	90+ days	152,803,828	8.14%

Foreclosure	0 - 30 days	—	—
Delinquent	31 - 60 days	—	—
	61 - 90 days	659,259	0.04%
	90+ days	276,382,925	14.73%

	Total	$1,876,364,376	100.00%
All current loans	0 - 30 days	$498,689,709	26.58%
Included in the above table were second-lien mortgage loans in the amount of $1.2 billion, of which $259.6 million were current on a contractual basis. The legal status composition of the second-lien mortgage loans at March 31, 2010 was: $896 million (including $711.0 million at least 90 days contractually delinquent), or 78%, were performing; $125.8 million, or 11%, were modified due to delinquency or the borrower’s financial difficulty; $137.1 million, or 12%, were in bankruptcy; and less than $1 million were in foreclosure.

The following table provides a breakdown of the delinquency status of our portfolio of residential mortgage loans serviced for other entities, as of March 31, 2010, by loan count.

		March 31, 2010
		Contractual Delinquency
	Days Past Due	Number of Loans	%
Performing — Current	0 - 30 days	5,933	17.04%
Delinquent	31 - 60 days	377	1.08%
	61 - 90 days	276	0.79%
	90+ days	18,803	54.00%

Modified Loans	0 - 30 days	2,689	7.72%
Delinquent	31 - 60 days	356	1.02%
	61 - 90 days	205	0.59%
	90+ days	911	2.62%

Bankruptcy	0 - 30 days	763	2.19%
Delinquent	31 - 60 days	87	0.25%
	61 - 90 days	87	0.25%
	90+ days	3,024	8.69%

Foreclosure	0 - 30 days	—	—
Delinquent	31 - 60 days	—	—
	61 - 90 days	5	0.01%
	90+ days	1,307	3.75%

	Total	34,823	100.00%
All current loans	0 - 30 days	9,385	26.95%
Included in the above table were 28,184 second-lien mortgage loans, of which 7,301 were current on a contractual basis. The legal status composition of the second-lien mortgage loans at March 31, 2010 was: 21,994 loans (including 16,472 loans at least 90 days contractually delinquent), or 78%, were performing; 2,737 loans, or 10%, were modified due to delinquency or the borrower’s financial difficulty; 3,444 loans, or 12%, were in bankruptcy; and 9 loans were in foreclosure.
The following table sets forth information regarding the lien position of the properties securing the portfolio of residential mortgage loans (exclusive of real estate assets) serviced for other entities at March 31, 2010:

	March 31, 2010
	Number	Unpaid	Percentage of Total
Lien Position	of Loans	Principal Balance	Principal Balance
1st Liens	6,639	$716,398,083	38.18%
2nd Liens	28,184	1,159,966,293	61.82%

Total	34,823	$1,876,364,376	100.00%

The following table sets forth information regarding the geographic location of properties securing the residential mortgage loans serviced for others at March 31, 2010:

	March 31, 2010
	Number	Unpaid	Percentage of Total
Location	of Loans	Principal Balance	Principal Balance
California	5,649	$480,958,309	25.63%
New York	1,471	166,975,834	8.90%
Florida	2,785	149,404,783	7.96%
New Jersey	931	131,186,696	6.99%
Texas	3,354	90,823,601	4.84%
Pennsylvania	1,165	64,868,196	3.46%
Ohio	1,892	61,984,803	3.30%
Illinois	1,299	54,480,552	2.90%
Michigan	1,786	52,333,113	2.79%
Georgia	1,293	51,681,483	2.75%
All Others	13,198	571,667,006	30.48%

Total	34,823	$1,876,364,376	100.00%

Real Estate Assets Serviced for Others
The following table sets forth the real estate assets serviced for other entities, and sales of real estate assets during the three months ended March 31, 2010:

	Three Months Ended
	March 31, 2010
	Number of Assets	Amount
Real estate assets at March 31, 2010	227	$44,453,028
Real estate assets sold	65	$10,427,195
Results of Operations — Franklin Credit Management Corporation (FCMC)
Through FCMC, we are actively seeking to (a) expand our servicing operations to provide servicing and collection services to third parties, particularly specialized collection services, and (b) capitalize on our experience to provide customized, comprehensive loan analysis and in-depth end-to-end transaction and portfolio management services to the residential mortgage markets. Since January 1, 2009, the Company’s operating business has been conducted principally through FCMC, a specialty consumer finance subsidiary company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery servicing, and in the due diligence, analysis, pricing and acquisition of residential mortgage portfolios, for third parties. Some of these services include, in addition to servicing loans for others, performing 1-4 family residential portfolio stratification and analysis, pricing, due diligence, closing, and collateral transfer. These new business activities are subject to the consent of the Bank, and we may not be successful in entering into or implementing any of these businesses in a meaningful way. See Note 7 — “Notes Payable and Financing Agreements — Restructuring Agreements with Lead Lending Bank.”
The entities for whom the Company serviced residential mortgage loan portfolios, as of March 31, 2010, principally included Huntington (first and second-lien loans secured by 1-4 family residential real estate previously acquired and originated by Franklin and transferred to the Trust) and Bosco. The Company’s consolidated financial statements, while including the results of FCMC, include the results of all its subsidiary companies, which includes all the assets and debt obligations that have resulted from Franklin’s legacy business prior to the March 31, 2009 Restructuring.

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
At March 31, 2010, FCMC had total assets of $26.0 million and had stockholders’ equity of $19.9 million. At December 31, 2009, FCMC’s total assets amounted to $26.3 million and its stockholders’ equity was $18.9 million. Inter-company payables and receivables were eliminated in deriving the Consolidated Financial Statements of Franklin. FCMC had income before tax of approximately $1.1 million and $1.4 million, respectively, for the three months ended March 31, 2010 and 2009, principally from servicing the portfolio of loans and assets for the Bank and Bosco. Inter-company servicing revenues allocated to FCMC during the first quarter of 2009 were based principally on the servicing contract entered into as part of the Restructuring, which became effective on March 31, 2009. FCMC charges its sister companies a management fee that is estimated based on internal services rendered by its employees to those companies. Inter-company allocations, the Federal provision for income taxes, and cash servicing revenues received from the Bank for servicing its loans during the three months ended March 31, 2010 and 2009 have been eliminated in deriving the Consolidated Financial Statements of Franklin. Servicing revenues were eliminated in the Consolidated Financial Statements of Franklin due to the accounting treatment for the transfer of the trust certificates as a financing under ASC Topic 860.
As of March 31, 2010, FCMC had two significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate, Huntington and Bosco. At March 31, 2010, we serviced and provided recovery collection services on a total population of approximately 35,000 loans for Huntington and Bosco, and relatively small pools of loans under recovery collection contracts, whereby we receive fees based solely on a percentage of amounts collected, for a few other entities. While the loans serviced for Huntington represented approximately 78% of the total loans serviced for third parties at March 31, 2010, the servicing revenues earned from servicing the Huntington portfolio represented approximately 94% of the total servicing revenues earned during the three-months ended March 31, 2010.
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
At the request of the Bank, FCMC made a distribution of $2,245,000 to the Bank on September 30, 2009. The distribution, which represented approximately 70% of the estimated net income of FCMC for the six months ended September 30, 2009 after a holdback of $500,000, was made in accordance with the provisions of the Legacy Credit Agreement currently entitling the Bank to 70% of all amounts distributed by FCMC. The distribution was principally applied by the Bank to pay down the debt obligations of certain of FCMC’s sister companies as provided for by the terms of the Legacy Credit Agreement with the Bank. The remaining 30%, or $962,000, was distributed in November 2009 as a dividend of $9,623.38 per share to the stockholders of FCMC, including $866,000 to FCHC in respect of its ownership of 90% of the outstanding stock of FCMC, and $96,000 to Thomas J. Axon, the Chairman and President of the Company, in respect of his ownership of 10% of the outstanding stock of FCMC.

The Restructuring provided for the release of thirty percent of the equity in FCMC, ten percent of which has been transferred to the Company’s principal stockholder, Thomas J. Axon, from the Company’s pledges to the Bank in respect of its Legacy Credit Agreement. The Legacy Credit Agreement also provides for the possibility of release of up to an additional fifty percent (which, as of March 31, 2010, is now forty-five percent due to the failure to achieve the first collection target identified in the agreement, and of which a maximum of an additional ten percent would go to Thomas J. Axon), based upon the Bank’s receipt of the agreed amounts of net remittances from the Portfolio, summarized below (the “Net Remittances”), from March 31, 2009, the effective date of the Legacy Credit Agreement (the “Legacy Effective Date”), through the term of the Legacy Credit Agreement pursuant to and in accordance with the schedule of collection levels identified in the Legacy Credit Agreement.
During the twelve-month period ending March 31, 2010, the minimum amount of Net Remittances, referred to as “Level 1, to achieve the release of an additional 10% of pledged equity interests, from 70% to 60%,” was $225 million. During the twelve months ended March 31, 2010, the Company collected in aggregate approximately $203.6 million from loans and real estate owned serviced for the Bank, of which $30.6 million was received from contractual loan purchase rights. Net Remittances, as defined in the Legacy Credit Agreement essentially as collections less expenses incurred by the Bank related to the Company’s servicing of the Bank’s loans and real estate owned, amounted to approximately $147.4 million. Therefore, the Company did not reach the minimum Level 1 amount of Net Remittances under the Restructuring Agreements by a deficiency of $77.6 million.
If Net Remittances reach the minimum Level 2 amount of $475 million prior to the third anniversary date, the Bank will retain, as collateral, 55% of the FCMC equity instead of 50%, as originally scheduled, and any subsequent reductions in the amount of FCMC equity pledged to the Bank will be 10%; and provided further that if Net Remittances do not reach the minimum Level 2 amount prior to the third anniversary date, then the schedule for release of the equity interests in FCMC currently pledged to the Bank will be as follows: (x) upon attaining the minimum Level 3 amount of $575 million, the pledged equity interests in FCMC will reduce 25% (from 70% to 45%); (y) upon attaining the minimum Level 4 amount of $650 million, the pledged equity interests in FCMC will reduce an additional 10% (from 45% to 35%), and (z) upon attaining the minimum Level 5 amount of $750 million, the pledged equity interests in FCMC will reduce an additional 10% (from 35% to 25%). See Note 7 — “Notes Payable and Financing Agreements — Forbearance Agreements with Lead Lending Bank.”
On March 26, 2010, the Company entered into an amendment to the Licensing Credit Agreement with the Bank, which renewed and extended the Licensing Credit Agreement. The amendment includes a reduction of the draw credit facility (“Draw Facility”) from $5.0 million to $4.0 million and an extension of the expiration date to May 31, 2010 for the Draw Facility and to March 31, 2011 for the $2.0 million revolving line of credit and $6.5 million letter of credit facilities. The amendment further provides that FCMC shall, to the extent permitted by applicable law, no less frequently than semi-annually, within forty-five days after each June 30th and December 31st of each calendar year, make pro rata dividends, distributions and payments to FCMC’s shareholders and the Bank under the Legacy Credit Agreement. In accordance with the Legacy Credit Agreement, the Bank is currently entitled to 70% of all amounts distributed by FCMC. The payment of any dividend, distribution or payment to FCMC’s shareholders and the Bank would result in a reduction of FCMC’s stockholders’ equity and cash available for its operations.

A summary of FCMC’s stand-alone financial results for the three months ended March 31, 2010 and 2009, and at March 31, 2010 and December 31, 2009 are as follows:

	Three Months Ended	Three Months Ended
STATEMENT OF INCOME	March 31, 2010	March 31, 2009
REVENUES:
Servicing fees and other income	$5,675,865	$7,881,321
Interest income	9,246	50,612

Total revenues	5,685,111	7,931,933

OPERATING EXPENSES:
Interest expense	21,858	4,664
Collection, general and administrative	4,431,033	6,323,936
Depreciation	144,356	156,648

Total operating expenses	4,597,247	6,485,248

INCOME BEFORE PROVISION FOR INCOME TAXES	$1,087,864	$1,446,685
Provision for income taxes	434,550	578,674

NET INCOME	$653,314	$868,011

BALANCE SHEET	At March 31, 2010	At December 31, 2009
ASSETS:
Cash and cash equivalents	$14,811,750	$15,116,880
Restricted cash	3,456,757	4,770,867
Receivables, fixed and other assets	7,768,773	6,436,434

Total assets	$26,037,280	$26,324,181

LIABILITIES:
Debt	$1,000,000	$1,000,000
Servicing liabilities	3,456,757	4,770,867
Other liabilities	1,713,017	1,675,372

Total liabilities	$6,169,774	$7,446,239

STOCKHOLDERS’ EQUITY	$19,867,506	$18,877,942

Total liabilities and stockholders’ equity	$26,037,280	$26,324,181

SERVICING PORTFOLIO:
Number of loans serviced	35,000	36,700
Unpaid principal balance serviced	$1.88 billion	$1.80 billion
Results of Operations — Franklin Credit Holding Corporation
Although the transfer of the trust certificates, representing approximately 83% of the Portfolio, to the REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, is treated as a secured financing in accordance with ASC Topic 860 because for accounting purposes the requisite level of certainty that the transferred assets have been legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, including in a bankruptcy proceeding, was not achieved. Therefore, the mortgage loans and real estate have remained on the Company’s balance sheet classified as mortgage loans and real estate held for sale securing a nonrecourse liability in an equal amount. The treatment as a financing on the Company’s balance sheet, however, did not affect the cash flows of the transfer, and does not affect the Company’s cash flows or its reported net income nor would it, necessarily, dictate the treatment of the assets in a bankruptcy.

As a result, the fees received from Huntington subsequent to March 31, 2009 for servicing their loans, and the third-party costs incurred by us in the servicing and collection of their loans and reimbursed by Huntington, for purposes of these consolidated financial statements are not recognized as servicing fees and reimbursement of third-party servicing costs, but as additional interest and other income earned and additional, offsetting expenses as if the Company owned and self serviced the loans.
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Overview. As part of the Restructuring with the Bank on March 31, 2009, substantially all of the Company’s portfolio of subprime mortgage loans and owned real estate, was transferred to a trust (with the loans and owned real estate transferred to the Trust collectively referred to herein as the “Portfolio”) in exchange for trust certificates. In addition, at March 31, 2009, the Company transferred trust certificates representing ownership of approximately 83%, or approximately $760 million, of the Portfolio to Huntington and received preferred and common stock in the amount of $477.3 million in Huntington’s REIT. Effective March 31, 2009, the carrying value of the remaining approximately 17%, or $151.2 million, of the Portfolio, which was also transferred to the Trust as part of the Restructuring in exchange for trust certificates (investments in trust certificates at fair value) that are held by the Company, was reclassified as an investment “available for sale” and, therefore, recorded at fair value approximating $95.8 million on March 31, 2009. In addition, the Company classified as an investment “held for sale” loans with a carrying value of approximately $11.4 million representing the Company’s remaining subprime mortgage loans not subject to the Restructuring (notes receivable held for sale, net) that collateralizes the Unrestructured Debt, which, on March 31, 2009, was recorded at fair value approximating $4.3 million.
The Company had a net loss attributed to common stockholders of $6.7 million for the first quarter of 2010, compared with a net loss of $362.4 million for the first quarter of 2009. Revenues increased by $345.0 million to $19.5 million for the three months ended March 31, 2010, from a loss of $325.5 million for the three months ended March 31, 2009. The Company had a loss per common share for the three months ended March 31, 2010 of $0.84 both on a diluted and basic basis, compared to a loss per share of $45.33 on both a diluted and basic basis for the three months ended March 31, 2009. The net loss in the first quarter of 2009 resulted principally from the loss recognized by the Company on 83% of the Portfolio contributed to the Trust as a result of the transfer of trust certificates representing that percentage of ownership of the Trust to the Bank in exchange for the preferred and common stock of the Bank’s REIT. The REIT Securities, common and preferred shares, had an aggregate value of $477.3 million intended to approximate the fair market value of the trust certificates transferred to the Bank as of March 31, 2009. The Company incurred a loss of $282.6 million on the transfer of assets. In addition, the Company recognized a loss of $62.7 million on the valuation of the remaining investments on the Company’s balance sheet, approximately 17% of the Portfolio transferred to a trust in exchange for trust certificates and the remaining loans not subject to the Restructuring.

Our total debt outstanding increased slightly to $1.370 billion at March 31, 2010 from $1.368 billion at December 31, 2009. As a result of the March 31, 2009 restructuring of our debt and the effect of an interest rate of 15% on $125 million of tranche C debt, interest expense (inclusive of amortization of deferred financing costs and success fees) increased by $3.9 million, or 38%, excluding the cost of the interest-rate swaps, during the first quarter of 2010 compared with the same period in 2009. Our average cost of funds, including the cost of interest-rate swaps, during the three months ended March 31, 2010 increased to 5.56% from 4.95% during the three months ended March 31, 2009. At March 31, 2010, the weighted average interest rate of borrowed funds was 3.98%. Collection, general and administrative expenses decreased by $11.8 million, or 63%, to $6.9 million during the three months ended March 31, 2010, from $18.7 million for the same period in 2009 due principally to costs incurred in the first quarter of 2009 for the Restructuring and reduced third-party servicing costs incurred for servicing the Bank’s portfolio. Stockholders’ deficit increased to $810.2 million at March 31, 2010, or a deficit book value per common share at March 31, 2010 of approximately $101.90, from stockholders’ deficit of $806.8 million at December 31, 2009.
Revenues. Revenues increased by $345.0 million to $19.5 million during the first quarter of 2010, from a loss of $325.5 million during the same period in 2009. Revenues include interest income, dividend income, purchase discount earned, loss on mortgage loans and real estate held for sale, loss on valuation of trust certificates and notes receivable held for sale, fair valuation adjustments, gain on sale of OREO and servicing fees and other income.
Interest income decreased by $5.0 million, or 30%, to $11.5 million during the three months ended March 31, 2010 from $16.5 million during the three months ended March 31, 2009. The decrease in interest income reflected an approximate 27% increase in loans on nonaccrual due to increased serious delinquencies in the Company’s loan portfolios (to $1.21 billion at March 31, 2010 from $949.5 million at March 31, 2009), which resulted in a reduction of $259.0 million in the amount of loans on accrual status during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The impact of interest reversals on loans placed on nonaccrual during the three months ended March 31, 2010 and March 31, 2009 was approximately $33,000 and $2.5 million, respectively.
Dividend income from the investment in REIT securities, received in exchange for Trust Certificated transferred to the Bank’s REIT on March 31, 2009, was $10.6 million during the three months ended March 31, 2010. There was no dividend income during the same period last year.
There was no purchase discount earned during the first quarter of 2010 as purchase discount on loans acquired in past years was eliminated effective March 31, 2009 with the Restructuring. During the first quarter of 2009, purchase discount earned amounted to $392,000.
Loss on mortgage loans and real estate held for sale, which was the result of the Restructuring at March 31, 2009, was $282.6 million during the three months ended March 31, 2009. There was no such loss during the first quarter of 2010 as subsequent changes in fair value are reflected as Fair valuation adjustments. On March 31, 2009, the Company transferred trust certificates in the Trust having a carrying value approximating $759.9 million, representing approximately 83% of the trust certificates representing the Portfolio previously transferred to the Trust, in exchange for preferred and common stock in Huntington’s REIT (REIT Securities) with a fair market value approximating $477.3 million. The loss represented the application of fair market value accounting that resulted in a write-down to fair market value. Included in the realized loss from the March 31, 2009 exchange was a charge-off of accrued interest on the loans exchanged in the amount of $8.6 million that was not collected as part of the Restructuring.
Loss on valuation of investment in trust certificates, mortgage loans and real estate held for sale, which was the result of the Restructuring at March 31, 2009, was $62.7 million during the three months ended March 31, 2009. There was no such loss during the first quarter of 2010 as subsequent changes in fair value are reflected as Fair valuation adjustments. At March 31, 2009, effective with the Restructuring, the retained trust certificates in the Trust had a book value of approximately $151.2 million, representing approximately the remaining 17% of the Company’s economic interest in the Portfolio, exclusive of the assets collateralizing the Unrestructured Debt, were classified as “available for sale” and fair market value accounting was applied that resulted in a write-down to fair market value approximating $95.8 million. The loans collateralizing the Unrestructured Debt with a carrying value of $11.4 million were classified as “held for sale” and adjusted to approximate the fair market value of $4.1 million, which resulted in a realized a loss of $7.3 million.

Fair valuation adjustments (fair value adjustments of the investment in trust certificates and the nonrecourse liability) amounted to a net loss of $3.8 million for the three months ended March 31, 2010. Included in the fair valuation adjustments in the three months ended March 31, 2010 were a net increase of $2.0 million in the valuation of the nonrecourse liability, a gain on OREO sold in the amount of $1.8 million, a valuation gain on trust certificates of $2.0 million and various other net negative adjustments of approximately $7.6, which included expenses recognized on the nonrecourse liability equal to the interest income and fees received of approximately $5.2 million and fair value adjustments to the nonrecourse liability for offsets to OREO gains of approximately a negative $2.4 million. There was no such loss during the first quarter of 2009.
During the three months ended March 31, 2010, gains and losses on sales of OREO were reflected as fair valuation adjustments. During the three months ended March 31, 2009, we realized a net gain of $374,000 from the sales of 198 OREO properties with an aggregate carrying value of $18.9 million.
Servicing fees and other income (principally third-party subservicing fees, third-party acquisition services fees and late charges, prepayment penalties and other miscellaneous servicing revenues) decreased by $1.3 million, or 53%, to $1.2 million during the three months ended March 31, 2010 from $2.5 million during the corresponding period last year. This decrease was principally the result of decreased recoveries of outside foreclosure attorney costs from delinquent borrowers, reduced late charges collected from delinquent borrowers, decreased prepayment penalties due to a continuing slower rate of loan payoffs, the nonaccrual of administrative fees associated with services provided to the Bosco entity by FCMC, and a reduction of $392,000 in the servicing fees recognized on the portfolio of loans serviced for Bosco as a result of amendments to the servicing contract with Bosco effective in February and October 2009. The decreases in income were partially offset by $117,000 of due diligence fees earned from third parties during the three months ended March 31, 2010.
Operating Expenses. Operating expenses decreased by $10.8 million, or 29%, to $26.1 million during the first quarter of 2010 from $36.9 million during the same period in 2009. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.
Interest expense increased by $1.3 million, or 8%, to $19.0 million during the three months ended March 31, 2010, from $17.7 million during the three months ended March 31, 2009. This increase was the result of a higher average cost of funds during the three months ended March 31, 2010 of 5.56%, compared to 4.95% during the three months ended March 31, 2009, principally reflecting the interest cost of the Company’s tranche C debt, the principal amount of which increased from $125 million at March 31, 2009 to $145.4 million at March 31, 2010 due to the addition of accrued and unpaid interest at a fixed interest rate of 15%. The Company has in place fixed-rate interest rate swaps in order to limit the negative effect of a rise in short-term interest rates by effectively stabilizing the future interest payments on a portion of its variable-rate debt. Because short-term interest rates have actually declined in the months following the purchases of these swaps and due to the amortization of the AOCL balance, which was offset somewhat by an increase in the fair value of the swaps, the interest rate swaps actually increased the Company’s interest cost in the quarter ended March 31, 2010 by $5.5 million. However, compared with the same quarter of 2009, the cost of the interest-rate swaps decreased by $2.6 million. At March 31, 2010, the weighted average interest rate of our borrowed funds, exclusive of the effect of the interest-rate swaps, was 3.98%, compared with 4.02% at March 31, 2009.

Collection, general and administrative expenses decreased by $11.8 million, or 63%, to $6.9 million during the three months ended March 31, 2010, from $18.7 million during the corresponding period in 2009. For the purpose of comparing collection, general and administrative expenses incurred by the Company on a recurring basis, the following costs are excluded from the quarter-to-quarter change analysis: (i) Restructuring costs incurred in the first quarter of 2009 in the aggregate amount of $5.5 million and not incurred in the current quarter; and, (ii) third-party servicing expenses, which since the March 31, 2009 Restructuring are reimbursed by the Bank, in the aggregate amount of $1.8 million and $5.8 million, respectively, during the quarter ended March 31, 2010 and 2009. These third-party servicing expenses are, however, included in the consolidated statements of operations due to the treatment for accounting purposes of the transfer of the trust certificates, representing ownership in approximately 83% of the Portfolio transferred to the REIT, as a financing in accordance with GAAP and, as a result the mortgage loans and real estate have remained on the Company’s balance sheet. Therefore, the third-party costs incurred by us in the servicing and collection of the Bank’s loans and reimbursed by the Bank, for purposes of these consolidated financial statements, are not treated as reimbursed third-party servicing costs but as additional collection, general and administrative expenses as if the Company owned and self serviced the loans, with an offsetting amount included in fair valuation adjustments, which had no impact on the Company’s consolidated net loss. The third-party servicing costs were substantially reduced in the three months ended March 31, 2010 from the same period ended March 31, 2009 as the Bank has modified the work rules for the Company as servicer of their loans, particularly for collection, loss mitigation, deficiency foreclosure, bankruptcy and judgment activities for delinquent loans, and OREO, and there were substantially fewer OREO properties and OREO additions and dispositions during the 2010 quarter. In addition, reimbursable force-placed insurance premiums amounting to approximately $678,000 were not billed by the insurance carrier for the three months ended March 31. 2010 and, therefore, not reimbursed by the Bank during the first quarter of 2010. These costs will be reimbursed by the Bank in the second quarter of 2010 and included in collection, general and administrative expenses in the second quarter of 2010, and because of the accounting treatment described above, there will be no impact on the Company’s consolidated net income or loss.
Exclusive of these items described above, collection, general and administrative expenses decreased by $2.3 million, or 32%, in the three months ended March 31, 2010, from $7.4 million during the corresponding period in 2009. Salaries and employee benefits expenses decreased by $1.9 million, or 39%, to $3.0 million during the three months ended March 31, 2010, from $4.9 million during the three months ended March 31, 2009, due to reductions in staff throughout the Company. The number of servicing employees decreased to 112 at March 31, 2010, from 156 employees at March 31, 2009. The Company ended the three months ended March 31, 2010 with 153 employees, compared with 215 employees at March 31, 2009. The Company also experienced a decrease in corporate legal expenditures of $335,000, or 44%, to $421,000 from $757,000 as compared to the same three-month period last year, with the decrease principally related to additional legal costs for a nonrecurring matter that had been incurred in the prior year quarter. Professional fees decreased by $156,000, or 29%, to $380,000 from $536,000, principally due to reduced outside audit fees, compared to the same period last year. The reduction in outside audit fees was due to (i) the Company’s changed business model where the complex accounting for possible loan losses and purchase discount on acquired subprime portfolios of mortgage loans is no longer necessary and (ii) management’s evaluation of the costs of outside audit services, including a competitive bid process, resulted in securing outside audit services at a reduced cost. Various other general and administrative expenses increased slightly by $30,000 during the three months ended March 31, 2010.

There was no provision for loan losses during the three months ended March 31, 2010, compared with a provision of $169,000 during the three months ended March 31, 2009. The absence of a provision for loan losses during the three months ended March 31, 2010 and the virtual absence of a provision for loan losses in the 2009 first quarter are reflective of the transfer of a significant portion of our portfolio of notes receivable, loans held for sale and OREO properties to the Bank on March 31, 2009 and the exchange and retention, principally in the form of trust certificates, of the remaining portion of our portfolio of notes receivable, loans held for sale and OREO properties as part of the Restructuring. As a result of the Restructuring and the exchange of the Company’s loans and OREO assets for investments carried at either fair market value or lower of cost or market value, an allowance for loan losses is no longer necessary.
Amortization of deferred financing costs decreased by $132,000, or 79%, to $35,000 during the first quarter of 2010 from $167,000 during the first quarter of 2009. This decrease resulted primarily from a reduction in portfolio collections that culminated in a decrease in the pay down of our borrowed funds made in accordance with the terms of the Restructuring Agreements.
Depreciation expenses decreased by $11,000, or 7%, to $146,000 in the first quarter of 2010. This decrease during the three months ended March 31, 2010 was principally due to fully depreciated assets during the past twelve months and a reduction in assets purchased compared with the same quarterly period in 2009.
Our pre-tax loss decreased by $355.8 million to a loss of $6.6 million during the three months ended March 31, 2010, from a loss of $362.4 million during the three months ended March 31, 2009 for the reasons set forth above.
The Company recorded state income tax expense of $98,000 on income from one of its subsidiaries during the three months ended March 31, 2010. There was no provision for income taxes during the three months ended March 31, 2009.
Liquidity and Capital Resources
General
We ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the Bank.
As of March 31, 2010, we had one limited source of external funding to meet our liquidity requirements, in addition to the cash flow provided from servicing loans and performing due diligence services for third parties, dividends from preferred stock in a REIT owned by a Huntington subsidiary, and borrower payments of interest and principal from the notes receivable held for sale and the mortgage loans collateralizing the owned trust certificates. See Note 1 - “Business — Going Concern Uncertainty — Franklin Holding” and Note 7 — “Notes Payable and Financing Agreements — March 2009 Restructuring.”
We are required to submit all payments we receive from our preferred stock investments, the trust certificates that we own and the notes receivable held for sale to a lockbox, which is controlled by the Bank. Substantially all amounts submitted to the lockbox are used to pay down amounts outstanding under our Legacy Credit Agreement with the Bank. If the cash flow received from servicing loans and performing due diligence services for third parties is insufficient to sustain the cost of operating our business, and we have fully utilized our licensing credit facilities, there is no guarantee that we can continue in business. Effective as of March 31, 2010, the Bank can terminate without cause its servicing agreement with the Company without penalty and with not less than 90 days prior written notice to the Company.

Short-term Investments. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk. As of March 31, 2010, all of the Company’s unrestricted cash was invested in money market accounts and certificates of deposits held at The Huntington National Bank.
Cash Flow from Operating, Investing and Financing Activities
Liquidity represents our ability to obtain adequate funding to meet our financial obligations. As of March 31, 2010 and since March 31, 2009, our liquidity position is, and has been, affected principally by the collections from servicing the trust certificates and the dividends received from the preferred stock investment in the Huntington subsidiary REIT.
At March 31, 2010, we had cash and cash equivalents of $19.0 million compared with $16.0 million at December 31, 2009. Restricted cash of $2.6 million at both March 31, 2010 and December 31, 2009, was restricted under our credit agreements and lockbox facility with our bank.
Changes in several of the cash flows noted in the explanations that follow were the result of the March 31, 2009 Restructuring and the resultant changed asset classifications form notes receivable and originated loans held for investment to investment in trust certificates at fair value and mortgage loans and real estate held for sale.
Net cash provided by operating activities was $20.1 million as of March 31, 2010, compared with net cash used of $9.5 million during the three months ended March 31, 2009. The increase in cash provided by operating activities was primarily due to the decrease in the net loss attributable to common shareholders of $6.7 million during the three months ended March 31, 2010 from $362.4 million during the same period last year; increases in principal collections on mortgage loans held for sale and proceeds from the sale of real estate held for sale during the period, payment in kind interest, and income tax receivable; and, the absence of significant changes in other assets and the terminated derivative liability.
Net cash provided by investing activities was $233,000 in the three months ended March 31, 2010, compared to $42.3 million of cash provided in the three months ended March 31, 2009. The decrease in cash provided by investing activities during the three months ended March 31, 2010 was due primarily to reductions in principal collections on both notes receivable and loans held for investment and decreased proceeds from the sale of OREO properties.
Net cash used in financing activities decreased to approximately $17.3 million during the three months ended March 31, 2010, compared to $30.3 million used during the three months ended March 31, 2009. The decrease in cash used in financing activities during the three months ended March 31, 2010 was due to a reduction in principal payments of notes receivable for the reasons set forth above.
Borrowings
As of March 31, 2010, the Company had total borrowings of $1.37 billion under the Restructuring Agreements, of which $1.33 billion was subject to the Legacy Credit Agreement and $39.1 million remained under a credit facility excluded from the Restructuring Agreements (the Unrestructured Debt). During the three months ended March 31, 2010, while the Company made principal payments on the senior portion (tranche A) of the notes payable in the amount of $6.1 million, total notes payable outstanding increased by $1.9 million. While the balance of the tranche A debt was reduced by $6.1 million during the three months ended March 31, 2010, the balance of the subordinate portions (tranches B and C) of notes payable actually increased during this three-month period as interest due and unpaid was accrued and added to the outstanding debt balance as per the terms of Restructuring Agreements, which require all available cash to be applied to interest and principal on tranche A until paid in full before payments can be applied to tranches B and C.

Substantially all of the debt under these facilities was incurred in connection with the Company’s purchase and origination of residential 1-4 family mortgage loans prior to December 2007. We ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the Bank. These borrowings are shown in the Company’s financial statements as “Notes payable” (referred to as “term loans” or “term debt” herein).
At December 31, 2009, FCMC owed $1 million under the revolving line of its Licensing Credit Agreement with the Bank, which is shown in the Company’s financial statements as “Financing agreement.”
See Note 7 — “Notes Payable and Financing Agreements.”
Interest Rate Swaps
Effective February 27, 2008, the Company entered into $725 million (notional amount) of fixed-rate interest rate swaps in order to effectively stabilize the future interest payments on a portion of its interest-sensitive borrowings. The fixed-rate swaps are for periods ranging from one to four years, are non-amortizing, and are in effect for the respective full terms of each swap agreement. These swaps effectively fixed the Company’s interest costs on a portion of its borrowings regardless of increases or decreases in the one-month LIBOR. The interest rate swaps were executed with the Company’s lead lending bank and are for the following terms: $220 million notional amount for one year at a fixed rate of 2.62%; $390 million notional amount for two-years at a fixed rate of 2.79%; $70 million notional amount for three years at a fixed rate of 3.11%; and, $45 million notional amount for four years at a fixed rate of 3.43%. On March 5, 2009, $220 million of one-year interest rate swaps matured and have not been replaced.
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

In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after $764.5 million remaining at March 31, 2010 of Tranche A debt owed to the Bank has been paid in full. See Note 7 — “Notes Payable and Financing Agreements.”
The unamortized balance of derivative losses in the amount of $24.0 million, as a result of the Company electing to cease hedge accounting as of December 31, 2008, is amortized to interest expense over time. The amount amortized during the quarter ended March 31, 2010 was $3.3 million, which increased our interest expense.
The following table presents the notional and fair value amounts of the interest rate swaps outstanding at March 31, 2010.

Notional Amount	Term	Maturity Date	Fixed Rate	Estimated Fair Value*
$275,000,000	3 years	March 5, 2011	3.47%	$(8,621,583)
70,000,000	3 years	March 5, 2011	3.11%	(1,702,058)
45,000,000	4 years	March 5, 2012	3.43%	(1,983,894)

$390,000,000				$(12,307,535)

*	Determined in accordance with Topic 820, Fair Value Measurements and Disclosures, based upon a “Level 2” valuation methodology.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The Company’s operating results depend in large part on differences between the interest earned on its assets and the interest paid on its borrowings. Most of the Company’s assets, consisting primarily of REIT Securities (principally preferred REIT stock) and Trust Certificates (collateralized by mortgage loans and real estate owned properties) generate fixed returns and have remaining contractual maturities in excess of five years. Our borrowings are based on one-month LIBOR. In most cases, the interest income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest income and, therefore, net income. Our borrowings bear interest at rates that fluctuate with the one-month LIBOR rate. We use from time to time interest-rate derivatives, essentially interest-rate swaps, to hedge our interest rate exposure by converting a portion of our highly interest-sensitive borrowings from variable-rate payments to fixed-rate payments. Based on approximately $834.9 million of unhedged interest-rate sensitive borrowings outstanding at March 31, 2010, a 1% instantaneous and sustained increase in one-month LIBOR could increase quarterly interest expense by as much as approximately $2.1 million, pre-tax, during the remaining terms of the swap agreements, which would negatively impact our quarterly after-tax net income or loss. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income, or increase net loss, and the market value of our net assets. If the Company’s existing swap contracts expire, and are not renewed, a 1% instantaneous and sustained increase in one-month LIBOR would have the effect of increasing quarterly interest expense by approximately $3.1 million, pre-tax. See “Management’s Discussion and Analysis — Borrowings.”

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
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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
Risk factors applicable to the Company, including, but not limited to, those factors discussed under the captions “Impact of Inflation,” “Interest Rate Risk” and “Real Estate Risk” are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010.
The risk factors discussed in detail in the Company’s Form 10-K include the following:
Risks Related to Our Business
•	A prolonged economic slowdown or a lengthy or severe recession could harm our operations, particularly if it results in a decline in the real estate market.
•	The Company may not be able to continue as a going concern.
•	Our credit facilities and servicing agreement with the Bank require us to observe certain covenants, and our failure to satisfy such covenants could render us insolvent.
•	Based on our current rate of collections on the assets we transferred to the Trust under the Restructuring Agreement, without a significant special transaction, we may not be able to achieve the minimum amount of net remittances necessary to reduce the pledge of FCMC stock to the Bank from 70% to a minimum of 20% (which due to a failure to achieve the first collection target by March 31, 2010, the minimum is currently 25%) or at all.
•	If our lenders fail to renew our loans under the Licensing Credit Agreement for additional terms or provide us with refinancing opportunities, our indebtedness under the $2 million revolving line will become due and payable in 2011; and, the draw line for working capital needs of FCMC will expire on May 31, 2010.
•	If our lenders fail to renew our loans under the Legacy Credit Agreement for additional terms or provide us with refinancing opportunities, our legacy indebtedness will become due and payable in 2012.

•	If our lenders fail to extend the Forbearance Agreement covering the Unrestructured Debt, the Unrestructured Debt will become due and payable and the Bank would be able to foreclose on the portion of the stock of FCMC pledged to it.
•	The Bank may transfer our rights as servicer to the assets we transferred to the Trust under the Restructuring Agreement to a third party (including, but not limited to, any of the loans affecting our ability to meet net worth requirements in New York).
•	Our ability to fund operating expenses depends on the cash flow received from servicing loans for third parties.
•	Our business is sensitive to, and can be materially affected by, changes in interest rates.
•	The Bank may prevent our pursuing future business opportunities.
•	We may not be successful in entering into or implementing our planned business of providing servicing and other mortgage related services for other entities on a fee-paying basis.
•	If we do not obtain and maintain the appropriate state licenses, we will not be allowed to service mortgage loans in some states, which would adversely affect our operations.
•	A significant amount of the mortgage loans that we originated prior to the Restructuring and transferred to the Trust as part of the Restructuring are secured by property in New York and New Jersey, and our operations could be harmed by economic downturns or other adverse events in these states.
•	We may not be adequately protected against the risks inherent in servicing subprime residential mortgage loans.
•	A number of the second-lien mortgage loans that we service are subordinated to ARM or interest-only mortgages that may be subject to monthly payment increases, which may result in delinquencies and a decrease in servicing and collection revenues.
•	We are subject to losses from the mortgage loans we acquired and originated prior to the Restructuring due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, sellers of loans we acquired, vendors and our employees.
•	Legal proceedings could be brought which could adversely affect our financial results.
•	Given the nature of the industry in which we operate, our businesses is, and in the future may become, involved in various legal proceedings the ultimate resolution of which is inherently unpredictable and could have a material adverse effect on our business, financial position, results of operations or cash flows.
•	We are exposed to counter-party risk and there can be no assurances that we will manage or mitigate this risk effectively.
•	The success and growth of our servicing business will depend on our ability to adapt to and implement technological changes, and any failure to do so could result in a material adverse effect on our business.

•	If we do not manage the changes in our businesses effectively, our financial performance could be harmed.
•	The inability to attract and retain qualified employees could significantly harm our business.
•	An interruption in or breach of our information systems may result in lost business and increased expenses.
•	We are exposed to the risk of environmental liabilities with respect to properties to which we take title.
•	A loss of our Chairman and President may adversely affect our operations.
Risks Related to Our Financial Statements
•	Our financial condition and financial results can be materially affected by Federal Reserves Board policies and the capital markets.
•	We may become subject to liability and incur increased expenditures as a result of the restatement of our financial statements.
•	We may become subject to liability and incur increased expenditures as a result of our having reassessed our allowance for loan losses and our transfer of substantially all our mortgage portfolio related assets to the Bank.
•	Failures in our internal controls and disclosure controls and procedures could lead to material errors in our financial statements and cause us to fail to meet our reporting obligations.
Risks Related to the Regulation of Our Industry
•	New legislation and regulations directed at curbing predatory lending practices could restrict our ability to service non-prime residential mortgage loans, which could adversely impact our earnings.
•	The broad scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.
•	We may be subject to fines or other penalties based upon the conduct of our independent brokers.
•	We are subject to reputation risks from negative publicity concerning the subprime mortgage industry.
•	We are subject to significant legal and reputation risks and expenses under federal and state laws concerning privacy, use and security of customer information.
•	If many of the borrowers of the loans we service become subject to the Servicemembers Civil Relief Act of 2003, our cash flows and service fee income may be adversely affected.
•	Legislative action to provide mortgage relief may negatively impact our business.

Risks Related to Our Securities
•	Thomas J. Axon effectively controls our company, substantially reducing the influence of our other stockholders.
•	Our common stock is quoted only on the OTC Bulletin Board, which may adversely impact the price and liquidity of the common stock, and our ability to raise capital.
•	Our organizational documents, Delaware law and our Restructuring Agreements may make it harder for us to be acquired without the consent and cooperation of our board of directors, management and our Bank.
•	Our quarterly operating results may fluctuate and cause our stock price to decline.
•	Compliance with the rules of the market in which our common stock trades, and proposed and recently enacted changes in securities laws and regulations are likely to increase our costs.
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, other than as set forth below, which risk factors should be read in conjunction with the other risk factors disclosed in our Form 10-K.
There is no assurance that the New York State Banking Department will find the written capital plan of FCMC acceptable and not request modifications to the capital plan or deny FCMC’s application for registration as a mortgage servicer or that FCMC will be able to regain compliance with regulatory net worth requirements in New York State.
By letter dated April 12, 2010, the New York State Banking Department (the “Banking Department”) advised FCMC that in connection with its review of its financial statements and mortgage servicing volume, its application for registration as a mortgage servicer in that state, which FCMC had filed during the transitional period allowed by the state for registration of mortgage servicers doing business in New York State on June 30, 2009, cannot be accepted for processing until FCMC addresses its net worth, which as adjusted (“Adjusted Net Worth”) and calculated by the Banking Department was determined to be below the minimum Adjusted Net Worth requirement for mortgage servicers established under applicable regulations adopted through emergency rule making.
The emergency regulations, which were adopted by the New York State Superintendent of Banks and which implement the statutory registration requirement for mortgage servicers in New York State that went into effect on July 1, 2009, require (i) an Adjusted Net Worth of at least 1% of the outstanding principal balance of aggregate mortgage loans serviced (whether or not in New York), but in any event not less than $250,000; and, (ii) a ratio of Adjusted Net Worth to the outstanding principal balance of New York mortgage loans serviced of at least 5%. Although the latest version of the emergency regulations are effective March 17, 2010 until June 12, 2010, the Banking Department has indicated that it expects to propose permanent regulations in substantially similar form as the emergency regulations for public comment in the near future.
Adjusted Net Worth, as defined under the Superintendent’s emergency regulations, consists of total equity capital at the end of the reporting period as determined by GAAP less: goodwill, intangible assets (excluding mortgage servicing rights), any assets pledged to secure obligations of a person other than the applicant, any assets due from officers or stockholders of the applicant or related companies; that portion of any marketable securities (listed or unlisted) not shown at lower of cost or market; any amount in excess of the lower of cost or market value of mortgages in foreclosure, construction loans or property acquired through foreclosure, and any amount shown on the balance sheet as investments in unconsolidated joint ventures, subsidiaries, affiliates, and/or other related companies that is greater than the value of such investments accounted for using the equity method of accounting.

At March 31, 2010, FCMC serviced mortgage loans (as defined under the Superintendent’s emergency regulations) throughout the United States with an outstanding principal balance of approximately $1.61 billion, serviced New York mortgage loans with an outstanding principal balance of approximately $158.2 million, and had an Adjusted Net Worth of approximately $8.0 million (with net worth under GAAP of $19.9 million). Although the ratio of Adjusted Net Worth of FCMC to the outstanding principal balance of New York mortgage loans is greater than the required 5%, the Adjusted Net Worth of FCMC falls short of the 1% of the outstanding principal balance of aggregate mortgage loans serviced in the United States by approximately $8.1 million. Accordingly, the Banking Department has required that FCMC provide a written capital plan acceptable to the Banking Department, which among other prerequisites would address how FCMC intends to achieve compliance, on an ongoing basis with the regulatory net worth requirements, and commit FCMC to maintaining a minimum Adjusted Net Worth of 0.25% of aggregate loans serviced in the United States (which is lower than the requirement under the emergency regulations) and 5% of New York mortgage loans serviced, whichever is higher while it seeks to restore such compliance.
On May 10, 2010, in an initial step towards increasing FCMC’s Adjusted Net Worth, we utilized funds recently received from a Federal income tax refund to reduce the net inter-company receivable in the amount of $2.5 million due to FCMC by its affiliated companies. This step increased Adjusted Net Worth to approximately $10.5 million, or approximately 0.65% of the aggregate principal balance of loans serviced nationwide.
Additionally, FCMC expects to curtail the pro rata distributions or payments to the Bank and dividends to its shareholders that are ordinarily required under the terms of the Licensing Credit Agreement, as amended. Pursuant to such terms, the distributions are not required where they would give rise to a default under the Licensing Credit Agreement, which would occur if FCMC is unable to increase its Adjusted Net Worth, and as a result, fails to obtain or maintain a license as a registered mortgage servicer in New York.
The capital plan as proposed by FCMC and submitted to the Banking Department on May 12, 2010 includes in relevant part a commitment, until FCMC is in full compliance with the net worth requirements for mortgage servicers in New York State, to (i) meet regulatory net worth requirements as soon as practicable but in no event later than December 31, 2012 through the retention of net earnings and dividend restrictions, (ii) maintain an interim Adjusted Net Worth until FCMC complies with regulatory net worth requirements of not less than approximately $7.9 million (“Minimum Level”), and not less than 5% of the principal balance of New York mortgage loans serviced by FCMC and 0.25% of the aggregate mortgage loans serviced in the United States, (iii) not, without the prior written consent of the Banking Department, service additional mortgage loans secured by 1-4 family residential homes located in New York State, (iv) not declare or pay any dividends upon the shares of its capital stock, and (v) submit quarterly reports on the total number of and principal balance of loans serviced and its Adjusted Net Worth.
There is no assurance that the New York State Banking Department will find the written capital plan of FCMC acceptable and not request modifications to the capital plan or deny FCMC’s application for registration as a mortgage servicer or that FCMC will be able to regain compliance with regulatory net worth requirements in New York State. There is also no assurance that the Bank (i) will not restrict FCMC’s ability to comply with its capital plan, (ii) terminate FCMC as a servicer of the New York mortgage loans transferred to the Trust, or (iii) sell the New York mortgage loans transferred to the Trust to an entity that chooses not to retain FCMC as a servicer.

A denial of our application to be a registered mortgage servicer in the State of New York by the New York State Banking Department could result in an event of default under the Servicing Agreement entitling the Bank to terminate the Servicing Agreement, as well as a default under the Licensing Credit Agreement and Legacy Credit Agreement, which would entitle the Bank to foreclose on our assets pledged to the Bank, including on the Franklin Holding’s pledge of 70% of the common stock of Franklin Credit Management Corporation.
If FCMC’s application is denied by the Banking Department, or FCMC is unable or fails to comply with a written capital plan approved by the Banking Department, FCMC will no longer be able to service mortgage loans secured by 1-4 family residential homes located in New York State. Under the Servicing Agreement entered into on March 31, 2009 as part of the Restructuring with the Bank, it would be an event of default if FCMC failed to maintain its license to do business in any jurisdiction where any mortgaged property or other real estate property serviced under the servicing agreement is located if such license is required and such failure continues unremedied for ten (10) days, which, if the same were to occur, would entitle the Bank to terminate the Servicing Agreement. In addition, such a failure to obtain or maintain our license to service mortgages loans as a registered mortgage servicer in New York would be a default under the Licensing Credit Agreement and Legacy Credit Agreement and with notice, the Bank could also call an event of default under those agreements entered into in connection with the Restructuring, which, among other remedies, would entitle the Bank to foreclose on our assets pledged to the Bank, including on Franklin Holding’s pledge of 70% of the common stock of FCMC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit
Number
3.1
First Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on December 24, 2008.

3.2		Amended and Restated By-laws. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

10.1	*	Employment Agreement, effective as of January 11, 2010, between Franklin Credit Management Corporation and Jimmy Yan.(†)

10.2	*	Employee Restricted Stock Grant Agreement, dated as of January 11, 2010, between the Registrant and Jimmy Yan.(†)

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(†)	Management contracts and compensation plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN CREDIT HOLDING CORPORATION
May 17, 2010	By:	/s/ THOMAS J. AXON
Thomas J. Axon
President (Principal Executive Officer)
May 17, 2010

By:	/s/ PAUL D. COLASONO
Paul D. Colasono
Executive Vice President and Chief Financial Officer (Principal Financial Officer)