Form 10-Q
period 2010-06-30
FRANKLIN CREDIT HOLDING CORP/DE/
filed 2010-08-16
CIK 831246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 11, 2010: 8,029,795

FRANKLIN CREDIT HOLDING CORPORATION
FORM 10-Q

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009

ASSETS
Cash and cash equivalents	$17,883,434	$15,963,115
Restricted cash	2,542,820	2,611,640
Investment in REIT securities	477,316,409	477,316,409
Investment in trust certificates at fair value	57,973,017	69,355,735
Mortgage loans and real estate held for sale	288,747,674	345,441,865
Notes receivable held for sale, net	2,965,481	3,575,323
Accrued interest receivable	37,649	41,337
Deferred financing costs, net	7,223,844	7,287,536
Other receivables	4,422,164	3,233,676
Building, furniture and equipment, net	1,261,253	1,529,418
Income tax receivable	2,113,054	5,592,370
Other assets	1,032,838	692,730

Total assets	$863,519,637	$932,641,154

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Liabilities:
Notes payable, net of debt discount of $189,825 at June 30, 2010 and $191,511 at December 31, 2009	$1,372,482,944	$1,367,199,323
Financing agreements	1,000,000	1,000,000
Nonrecourse liability	288,747,674	345,441,865
Accounts payable and accrued expenses	4,385,865	4,466,779
Derivative liabilities, at fair value	9,958,645	13,144,591
Terminated derivative liability	8,200,000	8,200,000

Total liabilities	1,684,775,128	1,739,452,558

Commitments and Contingencies

Stockholders’ (Deficit):
Preferred stock, $0.001 par value; authorized 3,000,000; issued and outstanding: none	—	—
Common stock and additional paid-in capital, $0.01 par value, 22,000,000 authorized shares; issued and outstanding: 8,029,795 at June 30, 2010 and 8,012,795 at December 31, 2009	22,091,338	22,067,763
Noncontrolling interest in subsidiary	1,771,408	1,657,275
Accumulated other comprehensive (loss)	(7,092,924)	(12,310,764)
Retained (deficit)	(838,025,313)	(818,225,678)

Total stockholders’ (deficit)	(821,255,491)	(806,811,404)

Total liabilities and stockholders’ (deficit)	$863,519,637	$932,641,154

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues:
Interest income	$10,876,369	$16,676,815	$22,351,597	$33,131,140
Dividend income	10,629,300	10,629,299	21,258,599	10,629,299
Purchase discount earned	—	—	—	392,127
Gain on recovery from contractual loan purchase rights	—	30,550,000	—	30,550,000
(Loss) on mortgage loans and real estate held for sale	—	—	—	(282,593,653)
(Loss) on valuation of investments in trust certificates and notes receivable held for sale	—	—	—	(62,651,940)
Fair valuation adjustments	(10,900,755)	(14,393,966)	(14,671,797)	(14,393,966)
Gain on sale of other real estate owned	—	—	—	374,344
Servicing fees and other income	1,530,379	1,717,609	2,708,936	4,227,166

Total revenues/(losses)	12,135,293	45,179,757	31,647,335	(280,335,483)

Operating Expenses:
Interest expense	16,789,474	17,117,236	35,808,717	34,800,392
Collection, general and administrative	8,132,344	6,905,713	15,000,327	25,598,708
Provision for loan losses	—	—	—	169,479
Amortization of deferred financing costs	29,055	288,577	63,692	455,345
Depreciation	142,289	157,892	287,801	314,540

Total expenses	25,093,162	24,469,418	51,160,537	61,338,464

(Loss)/income before provision for income taxes	(12,957,869)	20,710,339	(19,513,202)	(341,673,947)
Income tax	74,000	433,165	172,300	433,165

Net (loss)/income	(13,031,869)	20,277,174	(19,685,502)	(342,107,112)
Net income attributed to noncontrolling interest	48,802	—	114,133	—

Net (loss)/income attributed to common stockholders	$(13,080,671)	$20,277,174	$(19,799,635)	$(342,107,112)

Net (loss)/income per common share:
Basic and diluted	$(1.63)	$2.53	$(2.47)	$(42.78)

Weighted average number of shares outstanding:
Basic and diluted	8,021,295	8,000,295	8,020,731	7,997,170

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
SIX MONTHS ENDED JUNE 30, 2010

				Accumulated
	Common Stock and		Noncontrolling	Other	Retained
	Additional Paid-in Capital		Interest	Comprehensive	(Deficit)/
	Shares	Amount	in Subsidiary	Loss	Earnings	Total
BALANCE, JANUARY 1, 2010	8,012,795	$22,067,763	$1,657,275	$(12,310,764)	$(818,225,678)	$(806,811,404)

Stock-based compensation	17,000	23,575	—	—	—	23,575
Net income attributed to minority interest	—	—	114,133	—	—	114,133
Amortization — unrealized loss on derivatives	—	—	—	5,217,840	—	5,217,840
Net (loss) attributed to common shareholders	—	—	—	—	(19,799,635)	(19,799,635)

BALANCE, JUNE 30, 2010	8,029,795	$22,091,338	$1,771,408	$(7,092,924)	$(838,025,313)	$(821,255,491)

For the three months ended June 30, 2010, the total comprehensive loss amounted to $11.1 million, which was comprised of the net loss of $13.1 million and amortization of unrealized loss on derivatives of $2.0 million. For the three months ended June 30, 2009, the total comprehensive income amounted to $16.6 million, which was comprised of the net income of $20.3 million and amortization of unrealized loss on derivatives of $3.7 million.
For the six months ended June 30, 2010, the total comprehensive loss amounted to $14.6 million, which was comprised of the net loss of $19.8 million and amortization of unrealized loss on derivatives of $5.2 million. For the six months ended June 30, 2009, the total comprehensive loss amounted to $334.5 million, which was comprised of the net loss of $342.1 million and amortization of unrealized loss on derivatives of $7.6 million.
See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) attributed to common shareholders	$(19,799,635)	$(342,107,112)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of other real estate owned	—	(374,344)
Depreciation	287,801	314,540
Amortization of deferred costs and fees on originated loans, net	—	48,215
Loss on mortgage loans and real estate held for sale	—	282,593,653
Loss on value of investment in trust certificates and notes receivable held for sale	—	62,651,940
Fair valuation adjustments	14,671,797	14,393,966
Principal collections on mortgage loans and real estate held for sale, net	10,123,940	28,992,711
Paid in kind interest	18,925,333	6,938,945
Proceeds from the sale of real estate held for sale	7,781,706	22,251,806
Amortization of deferred financing costs	63,692	455,345
Amortization of debt discount	1,686	15,065
Stock-based compensation	23,575	132,029
Purchase discount earned	—	(392,127)
Provision for loan losses	—	169,479
Net income attributed to noncontrolling interest	114,133	—
Changes in operating assets and liabilities:
Accrued interest receivable	3,688	1,611,839
Other receivables	(1,188,488)	(9,589,412)
Income tax receivable	3,479,316	78,955
Other assets	(340,106)	(293,227)
Transfer to fixed assets	—	(127,190)
Accounts payable and accrued expenses	1,950,980	(12,312,666)
Terminated derivative liability	—	8,200,000

Net cash provided by operating activities	36,099,418	63,652,410

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/decrease in restricted cash	68,820	26,619,011
Principal collections on notes receivable	408,018	10,813,027
Principal collections on loans held for investment	—	5,857,079
Proceeds from sale of other real estate owned	—	19,227,015
Purchase of building, furniture and equipment	(19,639)	(6,201)

Net cash provided by investing activities	457,199	62,509,931

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of notes payable	(13,643,399)	(82,109,940)
Payments on nonrecourse liability	(20,992,899)	(51,244,519)
Principal payments of financing agreements	—	(2,975,063)
Proceeds from financing agreements	—	2,017,052

Net cash (used in) financing activities	(34,636,298)	(134,312,470)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,920,319	(8,150,129)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,963,115	21,426,777

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,883,434	$13,276,648

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$16,511,709	$23,349,263

Cash payments for taxes	$368,145	$268,154

NON-CASH INVESTING AND FINANCING ACTIVITY:
Transfer from notes receivable and loans held for investment to OREO	$—	$20,566,413

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.   BUSINESS
As used herein, references to the “Company,” “Franklin,” “we,” “our” and “us” refer to Franklin Credit Holding Corporation, collectively with its subsidiaries.
Overview
Recent Developments
Sale of Trust’s Loans, Loan Sale Servicing Agreement, New Trust Servicing Agreement, Amendment to Licensing Credit Agreement and Other Agreements with The Huntington National Bank
On July 16, 2010, Franklin Credit Holding Corporation (“Franklin Holding”) and its servicing business subsidiary, Franklin Credit Management Corporation (“FCMC”), entered into a letter agreement (the “Letter Agreement”) with The Huntington National Bank (the “Bank” or “Huntington”), Franklin Mortgage Asset Trust 2009-A, an indirect subsidiary of the Bank (the “Trust”) and, for certain limited purposes, Thomas J. Axon. The Letter Agreement was entered into in connection with and in anticipation of the Trust’s then-proposed sale, on a servicing released basis (the “Loan Sale”), of substantially all of the first-lien residential mortgage loans serviced by FCMC under the servicing agreement by and among the Trust and FCMC dated March 31, 2009 (the “Legacy Servicing Agreement”).
The Loan Sale closed on July 20, 2010 (the “Loan Sale Closing Date”) and, on July 20, 2010, the Loan Sale purchaser (the “Purchaser”) entered into a loan servicing agreement with FCMC (the “Loan Sale Servicing Agreement”), pursuant to which FCMC will continue to service what is expected to be 75% of the first-lien residential mortgage loans acquired by Purchaser in the Loan Sale. The Purchaser, which is now the second largest servicing client of FCMC, has the right, and has indicated, that it intends to exercise its right on or about September 1, 2010, to move the servicing of the other 25% of the loans acquired (based on unpaid principal balance), which FCMC is continuing to service on an interim-only basis, to a servicer affiliated with Purchaser without further notice and without the payment of a termination fee. Approximately 4,300 residential mortgage loans, consisting principally of first-lien mortgage loans, with an unpaid principal balance of approximately $626 million were included in the Loan Sale.
The Letter Agreement included terms amending, or committing the Bank, FCMC, the Company, and related parties to amend certain of the restructuring agreements entered into in connection with the Company’s restructuring with the Bank on March 31, 2009, including the existing relationships under the Legacy Servicing Agreement, the syndicated legacy amended and restated credit agreement (the “Legacy Credit Agreement”), and the amended and restated licensing credit agreement (the “Licensing Credit Agreement”), and commitments by FCMC to make certain payments to the Bank. Additionally, the Letter Agreement set forth certain mutual commitments of the parties with respect to the Company’s consideration of a restructuring or spin-off of its ownership of FCMC (a “Potential Restructuring”), as well as certain guaranties of Thomas J. Axon, the Chairman of the Company and FCMC.

Letter Agreement with the Bank. Under the Letter Agreement with the Bank:
•	FCMC made a $1 million payment to the Bank as reimbursement for certain expenses of the Bank in connection with the Loan Sale, which the Company expects will result in a pre-tax $1 million charge to earnings in the third quarter ending September 30, 2010;

•	FCMC released all claims under the Legacy Servicing Agreement as of the loan sale date (other than those for unpaid servicing advances for services incurred prior to June 30, 2010) with respect to the loans sold in the Loan Sale;

•	FCMC refunded to the Trust an estimated $400,000 for servicing fees paid in advance to FCMC under the Legacy Servicing Agreement in respect of July 2010 to the extent attributable to the loans sold in the Loan Sale;

•	The Legacy Servicing Agreement was terminated as to the loans sold, except with respect to FCMC’s obligations to assist in curing documentary issues or deficiencies relating to the loans sold; and,

•	FCMC and the Trust entered into an amended and restated servicing agreement (the “New Trust Servicing Agreement” or “Servicing Agreement”) on July 30, 2010 and effective August 1, 2010, relating to the servicing of the loans previously serviced under the Legacy Servicing Agreement, other than those sold in the Loan Sale (see below).
On the Loan Sale Closing Date, the Company and FCMC entered into Amendment No. 2 to the Licensing Credit Agreement with the Bank and an affiliate of the Bank, Huntington Finance, LLC (“Amendment No. 2”).
Amendment No. 2 to the Licensing Credit Agreement with the Bank. Under Amendment No. 2 to the Licensing Credit Agreement with the Bank:
•	FCMC used $1 million in unpledged cash to repay the amount outstanding under its revolving line of credit with the Bank; and,

•	Available credit under the revolving loan facility was reduced from $2 million to $1 million and the cash collateral securing the revolving loan and letter of credit facilities was reduced from $8.5 million to $7.5 million, with the released collateral applied as a voluntary payment against the debt outstanding of certain subsidiaries of the Company under the Legacy Credit Agreement, which the Company expects will result in a $1 million reduction of stockholders’ equity in the third quarter ending September 30, 2010.
Loan Sale Servicing Agreement with Purchaser. On July 20, 2010, but effective as of July 1, 2010, FCMC entered into a loan servicing agreement with the Purchaser, pursuant to which FCMC will continue to provide servicing for what is expected to be approximately 75% of the loans acquired by the Purchaser in the Loan Sale (based on unpaid principal balance). The Purchaser, which is now the second largest servicing client of FCMC, has the right to terminate the servicing of any of such loans without cause upon ninety (90) calendar days prior written notice, subject to the payment of a termination fee for each such loan terminated. Pursuant to the Loan Sale Servicing Agreement, FCMC will service the loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry.

FCMC as servicer will receive a monthly servicing fee per loan per month with the amount dependent upon loan status at the end of each month, resolution and disposition fees based on the unpaid principal balance of loans collected from borrowers or gross proceeds from the sales of a properties, as applicable, and a contingency fee for unpaid principal balance collected on loans designated by the Purchaser, in addition to various ancillary fees and reimbursement of certain third-party expenses.
Due to the ultimate retention of the servicing for what is expected to be approximately 75% of the loans sold to Purchaser (based on unpaid principal balance) and the servicing fee rates under the Loan Sale Servicing Agreement, the Company expects that the servicing fees to be paid by Purchaser will be substantially less than the servicing fees that had been paid by the Trust for such loan servicing, resulting in significantly reduced revenues for FCMC and the Company.
Potential Restructuring. In the Letter Agreement, the parties agreed that in connection with a potential restructuring (the Potential Restructuring), if the Potential Restructuring is acceptable to the Bank and the required lenders, in each party’s sole discretion, and the Potential Restructuring does not result in material tax, legal, regulatory, or accounting impediments or issues for Franklin Holding or FCMC, then:
•	The Bank would use its reasonable efforts to assist Franklin Holding and FCMC in connection with such Potential Restructuring in obtaining the approval of the required lenders for the Potential Restructuring and consenting to any change of control in connection with the Potential Restructuring to the extent required under the Legacy Credit Agreement, and FCMC or Franklin Holding would reimburse and hold the Bank and the required lenders harmless from any reasonable expense incurred by them in connection with any such Potential Restructuring;

•	FCMC would make semi-annual payments to the Bank under the Legacy Credit Agreement (the “EBITDA Payment”) equal to (i) 50% of FCMC’s EBITDA, in accordance with generally accepted accounting principles (“GAAP”), for each period for the first 18 months from the Loan Sale Closing Date, and (ii) 70% of FCMC’s GAAP EBITDA for each period thereafter, up to a maximum aggregate of $3 million;

•	Thomas J. Axon’s existing personal guaranty to the Bank would be extended to the EBITDA Payment pursuant to an amendment to the guarantee, which will also provide that to the extent that the EBITDA Payment in respect of any period is less than $500,000, Mr. Axon will pay such shortfall. Mr. Axon’s obligations pursuant to the guaranty would be secured and continue to be secured by the collateral he had pledged to the Bank on March 31, 2009; and,

•	Any payments by FCMC or Mr. Axon in respect of the EBITDA Payment would go to reduce the obligation of the other in respect of the obligations to make such payment, or the guaranty in respect of such payment, as the case may be; and, any payments in respect of the EBITDA Payments, and application of payments to the Bank in respect of distributions by FCMC to its stockholders (in accordance with the March 2010 amendment to the Licensing Credit Agreement and with the requirement under the Legacy Credit Agreement that all such distributions to stockholders be accompanied by such application such that such applications are not less than 70% of the total amounts of such applications and distributions for any semi-annual period), would each serve as a credit against the other, which could have the effect of reducing the impact of the $3 million maximum amount of the EBITDA Payments otherwise payable as described above. See Note 7 — “Notes Payable and Financing Agreements.”

However, the form or structure of any Potential Restructuring is uncertain and as of the date of this filing it is not known if any Potential Restructuring can be accomplished or even be successfully completed.
New Trust Servicing Agreement. On July 30, 2010, FCMC entered into the New Trust Servicing Agreement, effective August 1, 2010, with the Trust to replace the servicing agreement (the “Prior Agreement” or Legacy Servicing Agreement) that had been entered into with the Trust as part of the Company’s March 31, 2009 restructuring with the Bank.
The New Trust Servicing Agreement, which contains terms that are generally similar to those included in FCMC’s Prior Agreement does, however, include the following material changes: (i) the servicing fees for the second lien mortgage loans are based predominately on the percentage of principal and interest collected and a per unit monthly service fee for only contractually performing loans and loans in the early stages of bankruptcy (ii) the servicing fees for the first lien mortgages and REO properties not sold to the Purchaser are based on a fee schedule from the Loan Sale Servicing Agreement FCMC had entered into with Purchaser (as described above) (iii) the servicing agreement is terminable without penalty and without cause on 90 days prior written notice, or 30 days prior written notice in connection with a sale of some or all of the assets by the Trust (iv) the consent process for hiring vendors was replaced with a general restriction that vendors may not be engaged to perform a substantial portion of the primary day-to-day servicing obligations of FCMC (v) minimum gross collection targets that could trigger a termination of the agreement under certain circumstances were removed and (vi) the restrictions on entering into new servicing agreements that could reasonably likely impair the ability of the FCMC to perform its obligations were eliminated.
The Company anticipates that servicing revenues from the New Trust Servicing Agreement will be significantly lower than those that had been earned under the Prior Agreement for those assets that were not sold in the Loan Sale. In addition, the Bank has communicated to the Company that it is committed to selling in the near future the second -lien mortgage loans owned by the Trust, and, if and when it does, there is no assurance that the loans will be sold to a party that retains FCMC as servicer.
See Note 11 — “Subsequent Events” for a fuller description of the Loan Sale, Loan Sale Servicing Agreement, New Trust Servicing Agreement, Amendment to Licensing Credit Agreement and other agreements with the Bank, and for the Company’s accounting treatment for the sale of the loans by the Trust.
Investment in Huntington REIT Securities
The Company’s investment in REIT securities includes preferred and common stocks of a REIT of the Bank. On or about June 14, 2010, the REIT, in which the Company owned 4,724 shares of Class C preferred stock and seven shares of common stock, was merged with another REIT of the Bank, with the Company receiving, in exchange for preferred stock and common stock held in the initial REIT, 4,724 shares of Class C preferred stock and 154 shares of common stock of the combined REIT, which did not constitute a change in the approximate fair value or carrying value of the Company’s investment. In addition, the terms of the new Class C shares of the combined REIT mirror the terms of the Class C shares of the initial REIT. On July 23, 2010, the Company was verbally notified by the Bank that due to losses recognized by the new combined REIT from a write down of the carrying value of the mortgage loans owned by the Trust, the board of directors of the new combined REIT decided not to declare any preferred dividends for the third and fourth calendar quarters of 2010. The Bank indicated that the suspension of preferred dividends is temporary and that the new combined REIT is expected to declare and pay dividends commencing in January 2011, including the cumulative dividends for the third and fourth quarters of 2010. The Company’s expected revenue loss for the third and fourth quarters of 2010, therefore, is approximately $10.6 million (pre tax) per quarter. Because the preferred stock is cumulative and unpaid dividends are, therefore, accumulated, the suspended dividends may be recovered in 2011should the REIT then declare dividends. The non payment of dividends will result in increased stockholder’s deficit for the three months ended September 30 and December 31, 2010.

As a direct result of the new combined REIT not declaring dividends throughout the remainder of 2010, the Company will be unable to pay its monthly interest due on Tranche A debt under the Legacy Credit Agreement with the Bank. Accordingly, the Company, under the terms of the Legacy Credit Agreement, anticipates that it will elect to accrue interest on Tranche A debt, to the extent not paid (due to the temporary deferral of preferred dividends by the REIT), through distributions made on the Company’s investment in the trust certificates of the Trust, by adding the amount unpaid to the outstanding principal balance of the Tranche A debt.
The Company’s Business
March 2009 Restructuring
Effective March 31, 2009, Franklin Credit Holding Corporation (“Franklin Holding”), and certain of its consolidated subsidiaries, including FCMC, entered into a series of agreements (collectively, the “Restructuring Agreements”) with the Bank pursuant to which (i) the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured pursuant to the Legacy Credit Agreement, (ii) substantially all of the Company’s portfolio of subprime mortgage loans and owned real estate was transferred to the Trust (with the loans and owned real estate transferred to the Trust collectively referred to herein as the “Portfolio”) in exchange for trust certificates, with certain trust certificates, representing an undivided interest in approximately 83% of the Portfolio, transferred in turn by the Company to Huntington Capital Financing, LLC (the “Initial REIT”), a real estate investment trust wholly-owned by the Bank, (iii) FCMC and Franklin Holding entered into the Licensing Credit Agreement, and (iv) FCMC entered into the Legacy Servicing Agreement with the Bank (the “Restructuring”). See Note 7 — “Notes Payable and Financing Agreements” and Note 11 — “Subsequent Events.”
The Restructuring did not include a portion of the Company’s debt (the Unrestructured Debt), which as of June 30, 2010 totaled approximately $39.1 million, which remains subject to the original terms of the Franklin forbearance agreement and subsequent amendments (the “Franklin Forbearance Agreement”) and the Franklin 2004 master credit agreement, and most recently on June 28, 2010 was further extended until September 30, 2010. See Note 7 — “Notes Payable and Financing Agreements — Forbearance Agreements with Lead Lending Bank.”
Expiration of Draw Facility under the Licensing Credit Agreement. On March 26, 2010, the Company entered into an amendment to the Licensing Credit Agreement with the Bank, which renewed and extended the Licensing Credit Agreement entered into with the Bank on March 31, 2009 as part of the March 31, 2009 restructuring. The amendment included a reduction of the draw credit facility (“Draw Facility”) from $5.0 million to $4.0 million and an extension of the termination date to May 31, 2010 for the Draw Facility and to March 31, 2011 for the $2.0 million revolving line of credit and $6.5 million letter of credit facilities.
On May 31, 2010, the $4.0 million Draw Facility, an unused credit line that had been available for working capital needs of FCMC, expired unrenewed. Additionally, on July 20, 2010, as part of Amendment No. 2 to the Licensing Credit Agreement, the revolving credit facility, which is only available to assure that all state licensing requirements of FCMC are met and to pay approved expenses of Franklin Holding, was reduced from $2 million to $1 million.

For a complete description of the Amendment and Extension of the Licensing Credit Agreement see Note 7 — “Notes Payable and Financing Agreements — Restructuring Agreements with Lead Lending Bank.”
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
Franklin Credit Holding Corporation is the successor issuer to Franklin Credit Management Corporation, and FCMC ceased to have portfolios of loans and real estate properties and the related indebtedness to the Bank under the Legacy Credit Agreement.
Going Concern Uncertainty — Franklin Holding
The Company has been and continues to be operating in an extraordinary and difficult environment and since September 30, 2007 has been operating with significant operating losses and stockholders’ deficit. The Company has been, since the latter part of 2007, expressly prohibited by the Bank from acquiring or originating loans. In addition, the Company’s restructuring agreements with the Bank contain affirmative covenants that the Company’s servicing subsidiary, FCMC, be licensed, qualified and in good standing, where required, and that it maintain material licenses to service mortgage loans and real estate owned properties serviced under the Servicing Agreement entered into in connection with the Restructuring and as amended. Any event of default under the March 31, 2009 Restructuring Agreements, as amended, or failure to successfully renew these Restructuring Agreements or enter into new credit facilities with Huntington prior to their scheduled maturity, could entitle Huntington to declare the Company’s indebtedness immediately due and payable and result in the transfer of the remaining loans pledged to Huntington to a third party. Moreover, certain events of default under the Restructuring Agreements, including defaults under provisions relating to enforceability, bankruptcy, maintenance of collateral and lien positions, and certain negative covenants typical for agreements of this nature, breaches under its Servicing Agreement with the Bank or defaults under the Licensing Credit Agreement could result in the termination of the Company’s largest sub-servicing contract. Without the continued cooperation and assistance from Huntington, the consolidated Franklin Holding’s ability to continue as a viable business is in substantial doubt, and it may not be able to continue as a going concern. At June 30, 2010 and December 31, 2009 the Company’s stockholders’ deficit was $821.3 million and $806.8 million, respectively.
Operating Losses — Franklin Holding
The Company had a net loss attributed to common stockholders of $13.1 million for the three months ended June 30, 2010, compared with net income of $20.3 million for the three months ended June 30, 2009. In the second quarter of 2009, the Company realized a nonrecurring gain on recoveries from contractual loan purchase rights in the aggregate amount of $30.6 million received in the second quarter of 2009. The Company had a loss per common share for the three months ended June 30, 2010 of $1.63 both on a diluted and basic basis, compared to earnings per common share of $2.53 on both a diluted and basic basis for the three months ended June 30, 2009. The Company had a net loss attributed to common stockholders of $19.8 million for the six months ended June 30, 2010, compared with net loss of $342.1 million for the six months ended June 30, 2009. The Company had a loss per common share for the six months ended June 30, 2010 of $2.47 both on a diluted and basic basis, compared to a loss per common share of $42.78 on both a diluted and basic basis for the six months ended June 30, 2009.

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
The emergency regulations, which were adopted by the New York State Superintendent of Banks and which implement the statutory registration requirement for mortgage servicers in New York State that went into effect on July 1, 2009, require (i) an Adjusted Net Worth of at least 1% of the outstanding principal balance of aggregate mortgage loans serviced (whether or not in New York), but in any event not less than $250,000; and, (ii) a ratio of Adjusted Net Worth to the outstanding principal balance of New York mortgage loans serviced of at least 5%. Although the latest version of the emergency regulations is effective until September 5, 2010, the Banking Department has indicated that it expects to propose permanent regulations in substantially similar form as the emergency regulations for public comment in the near future.
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
At March 31, 2010, FCMC serviced mortgage loans (as defined under the Superintendent’s emergency regulations) throughout the United States with an outstanding principal balance of approximately $1.61 billion, serviced New York mortgage loans with an outstanding principal balance of approximately $158.2 million, and had an Adjusted Net Worth of approximately $8.0 million (with net worth under GAAP of $19.9 million). Although the ratio of Adjusted Net Worth of FCMC to the outstanding principal balance of New York mortgage loans is greater than the required 5%, the Adjusted Net Worth of FCMC fell short of the 1% of the outstanding principal balance of aggregate mortgage loans serviced in the United States by approximately $8.1 million. Accordingly, the Banking Department required that FCMC provide a written capital plan acceptable to the Banking Department, which among other prerequisites addresses how FCMC intends to achieve compliance, on an ongoing basis with the regulatory net worth requirements, and commits FCMC to maintaining a minimum Adjusted Net Worth of 0.25% of aggregate loans serviced in the United States (which is lower than the requirement under the emergency regulations) and 5% of New York mortgage loans serviced, whichever is higher while it seeks to restore such compliance.

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
There is no assurance that the New York State Banking Department will find the written capital plan of FCMC acceptable and not request modifications to the capital plan or deny FCMC’s application for registration as a mortgage servicer or that FCMC will be able to regain compliance with regulatory net worth requirements in New York State. There is also no assurance that (i) the Bank will not restrict FCMC’s ability to comply with its capital plan, (ii) the Bank or other servicing client will not terminate FCMC as a servicer of New York mortgage loans, or (iii) the Bank will not sell the remaining New York mortgage loans owned by the Trust to an entity that chooses not to retain FCMC as a servicer.
If FCMC’s application is denied by the Banking Department, or FCMC is unable or fails to comply with a written capital plan approved by the Banking Department, FCMC will no longer be able to service mortgage loans secured by 1-4 family residential homes located in New York State. Under the Servicing Agreement entered into on March 31, 2009 as part of the Restructuring with the Bank and as amended, the Bank with notice could terminate the Servicing Agreement if FCMC failed to maintain all material licenses and approvals required and necessary in each state where any mortgaged property, other real estate property serviced under the Servicing Agreement, or borrowers are located and such failure continues unremedied for five (5) business days. In addition, such a failure to obtain or maintain our license to service mortgages loans as a registered mortgage servicer in New York would be a default under the Licensing Credit Agreement and under the Legacy Credit Agreement and, with notice, the Bank could also call an event of default under those agreements entered into in connection with the Restructuring, which, among other remedies, would entitle the Bank to foreclose on the assets of the Company pledged to the Bank, including on Franklin Holding’s pledge of 70% of the common stock of FCMC.
At June 30, 2010, FCMC’s Adjusted Net Worth was approximately $11.1 million, or approximately .72% of the aggregate principal balance of loans serviced nationwide. On July 20, 2010, due to payments required under the Letter Agreement with the Bank, FCMC’s Adjusted Net Worth is expected to be reduced to an estimated $9.3 million, or approximately .60% of the aggregate principal balance of loans serviced nationwide. In addition, if the Potential Restructuring is agreed to by the Bank and the Company as per the Letter Agreement, FCMC’s Adjusted Net Worth will be further reduced by an estimated $1.8 million to $3.0 million. However, the Loan Sale and implementation of the Letter Agreement are not expected to reduce Adjusted Net Worth to a level below that which was committed to under the capital plan proposed by FCMC. See Note 11 — “Subsequent Events.”
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

However, in connection with the Letter Agreement entered into July 20, 2010, the Company and FCMC have agreed that in connection with the Potential Restructuring, if the Potential Restructuring is acceptable to the Bank and the required lenders, in each party’s sole discretion, and the Potential Restructuring does not result in material tax, legal, regulatory, or accounting impediments or issues for Franklin Holding or FCMC, then FCMC or Franklin Holding would reimburse and hold the Bank and the required lenders harmless from any reasonable expense incurred by them in connection with any such Potential Restructuring and FCMC would make semi-annual payments to the Bank under the Legacy Credit Agreement equal to (i) 50% of FCMC’s EBITDA, in accordance with GAAP, for each period for the first 18 months from the Loan Sale Closing Date, and (ii) 70% of FCMC’s GAAP EBITDA for each period thereafter, up to a maximum aggregate of $3 million. See Note 11 — “Subsequent Events.”
Franklin’s Business — Franklin Credit Management Corporation (FCMC)
As a result of the March 2009 Restructuring and the Reorganization that took effect December 19, 2008, the Company’s operating business is conducted solely through FCMC, a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery servicing, and in the due diligence, analysis, pricing and acquisition of residential mortgage portfolios, for third parties. As a result, FCMC, the servicing company within the Franklin consolidated group of companies, has positive net worth, has been profitable since January 1, 2009, and 30% of its equity is free from the pledges to the Bank.
At June 30, 2010, FCMC had total assets of $27.3 million and had stockholders’ equity of $20.6 million. FCMC recognized income before tax of approximately $1.9 million and $3.9 million, respectively, for the six months ended June 30, 2010 and 2009, principally from servicing the portfolio of loans and assets for the Bank and a related party (Bosco). Inter-company servicing revenues allocated to FCMC during the first quarter of 2009 were based principally on the servicing contract entered into as part of the Restructuring, which became effective on March 31, 2009. FCMC charges its sister companies a management fee that is estimated based on internal services rendered by its employees to those companies. Inter-company allocations, the Federal provision for income taxes, and cash servicing revenues received from the Bank for servicing its loans during the six months ended June 30, 2010 and 2009 have been eliminated in deriving the consolidated financial statements of Franklin. Servicing revenues were eliminated in the consolidated financial statements of Franklin due to the accounting treatment for the transfer of the trust certificates as a financing under GAAP Codification of Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing.
Loan Servicing
The Company’s servicing business is conducted through FCMC, a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery servicing, for third parties.
We have invested to create a loan servicing capability that is focused on collections, loss mitigation and default management. In general, we seek to ensure that the loans we service for others are repaid in accordance with the original terms or according to amended repayment terms negotiated with the borrowers and in accordance with the terms of our servicing contracts with our servicing clients. Because the loans we service generally experience above average delinquencies, erratic payment patterns and defaults, our servicing operation is focused on maintaining close contact with borrowers and as a result, is more labor-intensive than traditional mortgage servicing operations. Through frequent communication we are able to encourage positive payment performance, quickly identify those borrowers who are likely to move into seriously delinquent status and promptly apply appropriate loss mitigation and recovery strategies. Our servicing staff employs a variety of collection strategies that we have developed to successfully manage serious delinquencies, bankruptcy and foreclosure. Additionally, we maintain a real estate department with experience in property management and the sale of residential properties.

As of June 30, 2010, FCMC had two significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate, Huntington and Bosco Credit LLC (“Bosco”). The portfolios serviced for Huntington (loans previously acquired and originated by Franklin and transferred to the Trust), primarily consist of first and second-lien loans secured by 1-4 family residential real estate that generally fell outside the underwriting standards of Fannie Mae and Freddie Mac. See Note 11 — “Subsequent Events.”
At June 30, 2010, we serviced and provided recovery collection services on a total population of approximately 34,000 loans for Huntington and Bosco, and relatively small pools of loans under recovery collection contracts, whereby we receive fees based solely on a percentage of amounts collected, for a few other entities. The unpaid principal balance of loans serviced for Huntington represented approximately 80% of the total loans serviced for third parties at June 30, 2010.
See Note 11 — “Subsequent Events” for a fuller description of the Loan Sale, Loan Sale Servicing Agreement, New Trust Servicing Agreement, Amendment to Licensing Credit Agreement and other agreements with the Bank.
Loan Servicing and Collection Operations
At June 30, 2010, our servicing business consisted of 97 employees who managed approximately 34,000 loans, including approximately 2,400 home equity loans for Bosco. Our servicing operations are conducted in the following departments:
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
Deficiency Recovery & Judgment Processing Department (“Recovery”). The Recovery department pursues principally hard-to-collect consumer debt on a first, second, or third-placement basis. Our recovery department’s primary objective is to maximize the recovery of unpaid principal on each seriously delinquent account by offering borrowers multiple workout solutions and/or negotiated settlements. The recovery unit performs a complete analysis of the borrower’s financial situation, taking into consideration lien status, in order to determine the best course of action. Based on the results of our analysis, we determine to either continue collection efforts and a negotiated workout of settlement or seek judgment. Agents may qualify borrowers for Temporary Relief and Expanded Temporary Relief programs where appropriate. Agents will seek to perfect a judgment against a borrower and may seek wage garnishment, if economically justified by the borrower’s finances and if provided by the client’s servicing agreement.
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
Quality Control. Our quality control department monitors all aspects of loan servicing from boarding through foreclosure. It is the department’s responsibility to ensure that FCMC’s policies and procedures are followed. Collection calls are monitored to ensure quality and compliance with the requirements of the federal Fair Debt Collection Practices Act and state collection laws. Monthly meetings with staff to discuss individual quality control scores are held and, in certain cases, further training is recommended. Reviews of the controls for privacy and information safeguarding and document removal are conducted monthly.
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

Bosco Servicing Agreement
On May 28, 2008, Franklin entered into various agreements (the “Bosco Servicing Agreements”) to service on a fee-paying basis for Bosco approximately $245 million in residential home equity line of credit mortgage loans. Bosco was organized by FCMC, and the membership interests in Bosco include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members of that entity. FCMC began servicing the Bosco portfolio in June 2008. Included in the Company’s consolidated revenues were servicing fees recognized from servicing the Bosco portfolio of $230,000 and $626,000 for the three months ended June 30, 2010 and 2009, respectively. Included in the Company’s consolidated revenues were servicing fees recognized from servicing the Bosco portfolio of $474,000 and $1.4 million for the six months ended June 30, 2010 and 2009, respectively. See Note 10 — “Related Party Transactions — Bosco Servicing Agreement.”
The amount and timing of certain ancillary fees for non-servicing services performed by FCMC for Bosco and owed to the Company is the subject of a good faith dispute between FCMC and the Managing Member of Bosco, Thomas J. Axon (the Chairman and President of the Company and FCMC). FCMC has not, since June 1, 2009, accrued fees for providing accounting services to Bosco and Bosco has not paid FCMC for any such services, and FCMC in 2009 wrote off all internal accounting, legal, loan analysis, due diligence and other services previously accrued or incurred relating to non-servicing services provided by FCMC to Bosco. See Note 10 — “Related Party Transactions — Bosco Servicing Agreement.”
Due Diligence Services
During 2008, capitalizing on our portfolio acquisition experience with residential mortgage loans, FCMC began providing services for third parties not related to us or the Bank, on a fee-paying basis. During the first half of 2010, we were engaged in due diligence assignments principally for two third parties.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s estimates and assumptions primarily arise, effective as of the March 31, 2009 Restructuring, from uncertainties and changes associated with interest rates, credit exposure and fair market values of its investment in trust certificates and mortgage loans and real estate held for sale. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends, market values and interest rates and other conditions may occur which could cause actual results to differ materially. For additional information refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission, and Quarterly Reports on Form 10-Q, which the Company urges investors to consider.

Basic and diluted net loss per share is calculated by dividing net loss attributed to common shareholders by the weighted average number of common shares outstanding during the period. The effects of warrants, restricted stock and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Dilutive potential common shares are calculated using the treasury stock method. For the six months ended June 30, 2010 and 2009, 273,000 and 582,000 stock options, respectively, were not included in the computation of net loss per share because they were antidilutive.
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
On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC 310, Receivables, by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes.
The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first interim or annual reporting periods ending on or after December 15, 2010. That is, for calendar-year-end public entities, like the Company, most of the new and amended disclosures in the ASU would be effective for this year-end reporting season. However, the disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual periods beginning after December 15, 2010. Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables. For calendar-year-end public entities, like the Company, those disclosures would be effective for the first quarter of 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.
In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset — A Consensus of the FASB Emerging Task Force. The amendments in this update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments to the FASB Accounting Standards Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments are to be applied prospectively. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In April 2010, the FASB issued ASU 2010-12, Income Taxes, (Topic 740) Accounting for Certain Tax Effects of the Health Care Reform Acts. On March 30, 2010, the President of the United States signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Act that was signed on March 23, 2010 (collectively, the “Acts”). ASU 2010-12 allows entities to consider the two Acts together for accounting purposes. The Company does not expect the adoption of this standard to have any impact on the Company’s consolidated financial position and results of operations.
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
In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirement (“ASU 2010-09”). ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Company’s consolidated financial position or results of operations.
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

3.    INVESTMENT IN TRUST CERTIFICATES AT FAIR VALUE, MORTGAGE LOANS AND REAL ESTATE HELD FOR SALE, AND NOTES RECEIVABLE HELD FOR SALE
Investment in Trust certificates, carried at estimated fair value, as of June 30, 2010, consists principally of the trust certificates not transferred to the Bank’s REIT as of the Restructuring (representing approximately 17% of the Portfolio as of March 31, 2009). Activity for the six months ended June 30, 2010 is as follows:

Six Months Ended
June 30, 2010
Balance, January 1	$69,355,735

Trust distributions	(6,120,529)
Transfers (out)	(1,566,985)
Fair value adjustments, net	(3,695,204)

Balance, June 30	$57,973,017

The fair value adjustments include a reduction in the estimated market value of the pro rata percentage of loans underlying the Trust certificates of approximately $8.9 million and a gain on the Trust distributions of approximately $5.2 million.
Mortgage loans and real estate held for sale, carried at lower of cost or estimated fair value, as of June 30, 2010 consists principally of the trust certificates transferred to the Bank’s REIT as of the Restructuring (representing approximately 83% of the Portfolio as of March 31, 2009). Activity for the six months ended June 30, 2010 is as follows:

Six Months Ended
June 30, 2010
Balance, January 1	$345,441,865

REO sales	(7,781,706)
Principal payments	(14,773,555)
Loans written off	(23,016)
Fair value adjustments, net	(34,115,914)

Balance, June 30	$288,747,674

The fair value adjustments include a reduction in the estimated market value of the pro rata percentage of loans underlying the mortgage loans and real estate held for sale of approximately $44.2 million and a gain on the REO sales proceeds and the principal payments of approximately $10.1 million.

Notes receivable held for sale, carried at lower of cost or estimated fair value, as of June 30, 2010 consists principally of the Company’s loans securing the Unrestructured Debt. Activity for the six months ended June 30, 2010 is as follows:

Six Months Ended
June 30, 2010
Balance, January 1	$3,575,323

Principal payments	(408,018)
Loans written off	(13,395)
Fair value adjustments, net	(188,429)

Balance, June 30	$2,965,481

The fair value adjustments include a reduction in the estimated market value of the notes receivable held for sale of approximately $532,000 and a gain on the principal payments of approximately $344,000.
4.   FAIR VALUATION ADJUSTMENTS
Fair valuation adjustments include amounts subsequent to March 31, 2009 related to adjustments in the fair value of the investment in trust certificates, the nonrecourse liability, and adjustments to the lower of cost or market related to mortgage loans and real estate held for sale, and for losses on sales of real estate owned.
The following table sets forth the activity since the Restructuring affecting the fair valuation adjustments during the three and six months ended June 30, 2010 and June 30, 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Valuation gain/(loss) on OREO sold	$2,576,120	$(11,564,907)	$4,349,020	$(11,564,907)
Valuation (loss) on mortgage loans and OREO	(36,091,212)	(17,046,415)	(34,115,914)	(17,046,415)
Valuation (loss) on nonrecourse liability	36,091,212	17,046,415	34,115,914	17,046,415
Valuation gain/(loss) on trust certificates	(5,701,040)	733,601	(3,695,204)	733,601
Valuation (loss) on notes receivable	(204,613)	—	(188,429)	—
Other adjustments	(7,571,222)	(3,562,660)	(15,137,184)	(3,562,660)

(Loss) on valuation	$(10,900,755)	$(14,393,966)	$(14,671,797)	$(14,393,966)

Other adjustments during the three months ended June 30, 2010 and June 30, 2009 include estimated fair market value adjustments to offsets to the other real estate owned (or OREO) gains/(losses) of approximately $3.5 million and $6.0 million and offsets to the interest and other income recorded on the mortgage loans of approximately $4.1 million and $9.6 million, respectively.
Other adjustments during the six months ended June 30, 2010 and June 30, 2009 include estimated fair market value adjustments to offsets to the other real estate owned (or OREO) gains/(losses) of approximately $5.9 million and $6.0 million and offsets to the interest and other income recorded on the mortgage loans of approximately $9.3 million and $9.6 million, respectively.
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
As of June 30, 2010, the notional amount of the Company’s fixed-rate interest rate swaps totaled $390 million, representing approximately 32% of the Company’s outstanding variable rate debt. The fixed-rate interest rate swaps are expected to reduce the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR during the remaining terms of the swap agreements. All of our interest rate swaps were executed with the Bank.
In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $759.1 million of debt (the amount designated as Tranche A debt remaining at June 30, 2010) owed to the Bank has been paid in full. The carrying value included in accumulated other comprehensive loss (“AOCL”) within stockholders’ equity at June 30, 2010 and December 31, 2009, which is related to the terminated hedges, is amortized to earnings over time.
As of December 31, 2008, the Company removed the hedge designations for its cash flow hedges. As a result, the Company continues to carry the December 31, 2008 balance related to these hedges in AOCL unless it becomes probable that the forecasted cash flows will not occur. The balance in AOCL as of March 31, 2010 is amortized to earnings as part of interest expense in the same period or periods during which the hedge forecasted transaction affects earnings. During the three months ended June 30, 2010, the net impact of the cash flow hedges was an increase of $2.7 million to interest expense, inclusive of $2.0 million of amortization of the AOCL balance and reclassified from AOCL into earnings, and the cost of the hedges in the amount of $3.2 million, which was somewhat offset by an increase of $2.5 in the fair value of the existing swaps. During the three months ended June 30, 2009, the net impact of the cash flow hedges was an increase of $2.8 million to interest expense, inclusive of $3.7 million of amortization of the AOCL balance and reclassified from AOCL into earnings, and the cost of the hedges in the amount of $2.9 million, which was somewhat offset by an increase of $3.8 million in the fair value of the existing swaps. During the six months ended June 30, 2010, the net impact of the cash flow hedges was an increase of $8.2 million to interest expense, inclusive of $5.2 million of amortization of the AOCL balance and reclassified from AOCL into earnings, and the cost of the hedges in the amount of $6.2 million, which was somewhat offset by an increase of $3.1 million in the fair value of the existing swaps. During the six months ended June 30, 2009, the net impact of the cash flow hedges was an increase of $10.9 million to interest expense, inclusive of $7.6 million of amortization of the AOCL balance and reclassified from AOCL into earnings, and the cost of the hedges in the amount of $8.0 million, which was somewhat offset by an increase of $4.7 million in the fair value of the existing swaps. Changes in the fair value of the remaining interest-rate swaps are accounted for directly in earnings.

The following table presents the notional and fair value amounts of the interest rate swaps at June 30, 2010.

Notional Amount	Term	Maturity Date	Fixed Rate	Estimated Fair Value
$275,000,000	3 years	March 5, 2011	3.47%	$(6,751,931)
70,000,000	3 years	March 5, 2011	3.11%	(1,244,467)
45,000,000	4 years	March 5, 2012	3.43%	(1,962,247)

$390,000,000				$(9,958,645)

Interest rate swaps increased our interest expense for the three months ended June 30, 2010 and 2009 by $2.7 million and $2.8 million, respectively. Interest rate swaps increased our interest expense for the six months ended June 30, 2010 and 2009 by $8.2 million and $10.9 million, respectively. The estimated fair value of the swaps at June 30, 2010 was a negative $10.0 million.
The net changes in the fair value of the Company’s derivatives, which is reflected in derivative liabilities, at fair value, for the six months ended June 30, 2010 is as follows:

Six Months Ended
June 30, 2010
Balance, January 1	$(13,144,591)

Cash settlements	6,227,116
Fair value adjustments	(3,041,170)

Balance, June 30	$(9,958,645)

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
The carrying value of derivative and financial instruments on the Company’s financial statements at June 30, 2010 are as follows:

	Level 1	Level 2	Level 3	Level 3
Interest-rate swaps	$—	$(9,958,645)	$—	$—
Investment in trust certificates	—	—	57,973,017	—
Nonrecourse liability	—	—	—	(288,747,674)

Total	$—	$(9,958,645)	$57,973,017	$(288,747,674)

The changes in items classified as Level 3 during the six months ended June 30, 2010 are as follows:

	Investments	Liabilities
Balance, January 1, 2010	$69,355,735	$(345,441,865)

Total unrealized gains/(losses)	(3,695,204)	24,738,007
Transfers in/(out)	(1,566,985)	23,015
Distributions/payments	(6,120,529)	31,933,169

Balance, June 30, 2010	$57,973,017	$(288,747,674)

Unrealized gains included in earnings during the three and six months ended June 30, 2010 related to investments held at June 30, 2010 amounted to $5.7 million and $3.7 million, respectively.
The carrying value of assets measured at the lower of cost or market value at June 30, 2010 is as follows:

	Level 1	Level 2	Level 3
Mortgage loans and real estate held for sale	$—	$—	$288,747,674

7.   NOTES PAYABLE AND FINANCING AGREEMENTS
As of June 30, 2010, the Company had total borrowings, Notes payable and financing agreements, of $1.37 billion under the Restructuring Agreements, of which $1.33 billion was subject to the Legacy Credit Agreement and $39.1 million remained under a credit facility excluded from the Restructuring Agreements (the Unrestructured Debt). Substantially all of the debt under these facilities was incurred in connection with the Company’s purchase and origination of residential 1-4 family mortgage loans prior to December 2007. We ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the Bank. These borrowings are shown in the Company’s financial statements as “Notes payable” (referred to as “term loans” or “term debt” herein).
At June 30, 2010, FCMC owed $1.0 million under the revolving line of its Licensing Credit Agreement with the Bank, which is shown in the Company’s financial statements as “Financing agreement.” See Note 11 — “Subsequent Events.”

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
July 20, 2010 Amendment to Restructuring Agreements
To implement the agreements reached in the Letter Agreement, on July 20, 2010, the Company and FCMC entered into an amendment to the Licensing Credit Agreement with the Bank (as Administrative Agent and Issuing Bank) and an affiliate of the Bank, Huntington Finance, LLC as Lender and Risk Participant (“Amendment No. 2”). Specifically, under Amendment No. 2, as agreed to under the Letter Agreement, available credit under the revolving loan facility was reduced from $2 million to $1 million and the cash collateral securing the revolving loan and letter of credit facilities was reduced from $8.5 million to $7.5 million, with the released collateral applied as a voluntary payment against the debt outstanding of certain subsidiaries of the Registrant under the Legacy Credit Agreement. In addition, FCMC agreed to use $1 million in unpledged cash on the Loan Sale Closing Date to repay the amount outstanding under its revolving line of credit with the Bank under the Licensing Credit Agreement. See Note 11 — “Subsequent Events.”
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
The Restructuring did not include a portion of the Company’s debt (the Unrestructured Debt), which as of March 31, 2009 totaled approximately $40.7 million. The Unrestructured Debt remains subject to the original terms of the Franklin Forbearance Agreement entered into with the Bank in December 2007 and subsequent amendments thereto and the Franklin 2004 master credit agreement. On June 28, 2010, Franklin Holding, and certain of its direct and indirect subsidiaries, including FCMC and Franklin Asset entered into another amendment to the Franklin Forbearance Agreement and Franklin 2004 master credit agreement with the Bank relating to the Unrestructured Debt that extends the term of the forbearance period until September 30, 2010. See Note 7 — “Notes Payable and Financing Agreements — Forbearance Agreement with Lead Lending Bank.”
The Franklin Forbearance Agreement and the Tribeca forbearance agreement that had been entered into with the Bank were, except for approximately $39.1 million of the Company’s debt outstanding at June, 2010, replaced effective March 31, 2009 by the Restructuring Agreements.
In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $837.9 million (the amount designated as Tranche A debt as of March 31, 2009) of term debt has been paid in full. At June 30, 2010, $759.1 million of this tranche of debt remained to be paid off before payment of the swap termination fee is triggered. The Company has other non-amortizing fixed-rate interest rate swaps with the Bank, which have not been terminated.

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

(3)	entry into amended credit facilities in the aggregate principal amount of $13.5 million, (which, effective June 20, 2010, is $7.5 million) including a $5 million facility for working capital (which expired unrenewed on May 31, 2010) and to support various servicer licenses, a $2 million revolving facility (which was reduced to $1 million on July 20, 2010) and a $6.5 million letter of credit facility to support various servicer licenses.
Among the most significant costs of accomplishing these objectives were:
(1)	the possible transfer of ownership of a portion of FCMC, including a minimum of twenty-five percent (since Level 1 was not achieved) and a maximum of seventy percent, to the Bank at maturity of the Company’s Legacy Credit Agreement with the Bank, unless further extended if the Company is not otherwise able to satisfy or refinance the Legacy Credit Agreement prior to maturity;

(2)	the transfer of ten percent of ownership of FCMC to Franklin Holding’s principal stockholder, Thomas J. Axon, as the cost of obtaining certain guarantees and pledges required by the Bank as a condition of the restructuring, subject to increase to an additional ten percent should the pledge of common shares of FCMC by Franklin Holding to the Bank be reduced upon the attainment by FCMC of certain net collection targets set by the Bank with respect to the Portfolio;

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
Pursuant to the terms of a Transfer and Assignment Agreement, certain subsidiaries of the Company (the “Franklin Transferring Entities”) transferred the Portfolio to a newly formed Delaware statutory trust (the “Trust”) in exchange for the following trust certificates (collectively, the “Trust Certificates”):
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
The Bank Trust Certificates represent approximately 83.27961% of the assets transferred to the Trust considered in the aggregate (such portion, the “Bank Contributed Assets”) and the Participants Trust Certificates represent approximately 16.72039% of the assets transferred to the Trust considered in the aggregate.
Pursuant to the Transfer and Assignment Agreement, the Franklin Transferring Entities made certain representations, warranties and covenants to the Trust related to the Portfolio. To the extent any Franklin Selling Entity breaches any such representations, warranties and covenants and the Franklin Transferring Entities are unable to cure such breach, the Trust has recourse against the Franklin Transferring Entities (provided that recourse to FCMC is limited solely to instances whereby FCMC transferred REO property FCMC did not own) (the “Reacquisition Parties”). In such instances, the Reacquisition Parties are obligated to repurchase any mortgage loan or REO property and indemnify the Trust, the Bank, the Administrator (as defined below), the holders of the Trust Certificates and the trustees to the trust agreement. The Franklin Transferring Entities provided representations and warranties, including but not limited to correct information, loans have not been modified, loans are in force, valid lien, compliance with laws, licensing, enforceability of the mortgage loans, hazardous substances, fraud, and insurance coverage. In addition, the Franklin Transferring Entities agreed to provide certain collateral documents for each mortgage loan and REO property transferred (except to the extent any collateral deficiency was disclosed to the Trust). To the extent any collateral deficiency exists with respect to such mortgage loan or REO property and the Franklin Transferring Entities do not cure such deficiency, the Reacquisition Parties shall be obligated to repurchase such mortgage loan. In connection with the reacquisition of any asset, the price to be paid by the Reacquisition Parties for such asset (the “Reacquisition Price”) shall be as agreed upon by the Administrator and the applicable Reacquisition Party; provided, however, should such parties not promptly come to agreement, the Reacquisition Price shall be as determined by the Administrator in good faith using its sole discretion.
The subsidiaries then transferred the Trust Certificates to a newly formed Delaware limited liability company, Franklin Asset, LLC, in exchange for membership interests in Franklin Asset, LLC. Franklin Asset, LLC then contributed the Bank Trust Certificates to a newly formed Delaware limited liability company, Franklin Asset Merger Sub, LLC, in exchange for membership interests in Franklin Asset Merger Sub, LLC (Franklin Asset, LLC retained the Participant Trust Certificates). Franklin Merger Sub, LLC merged with and into a Huntington National Bank wholly-owned subsidiary of the REIT (“REIT Sub”) and Franklin Asset, LLC received the REIT Securities having in the aggregate a value equal to the estimated fair market value of the loans underlying the Bank Trust Certificates, which as of March 31, 2009 was approximately $477.3 million, in exchange for its membership interests in Franklin Asset Merger Sub, LLC. The preferred REIT Securities have a liquidation value of $100,000 per unit and an annual cumulative dividend rate of 9% of such liquidation value. If there is a reacquisition required to be made by the Reacquisition Parties under the Transfer and Assignment Agreement, Franklin Asset, LLC will return such number of Class C Preferred Shares of REIT Securities that is equal in value to the Reacquisition Price (as defined in the Transfer and Assignment Agreement).

2. Amended and restated substantially all of its outstanding debt.
Pursuant to the terms of the Amended and Restated Credit Agreement (Legacy) (the Legacy Credit Agreement), the Company amended and restated substantially all of its indebtedness currently subject to a certain First Amended and Restated Forbearance Agreement and Amendment to Credit Agreements, dated December 19, 2008, and a certain First Amended and Restated Tribeca forbearance agreement and Amendment to Credit Agreements, dated December 19, 2008 (the “Forbearance Agreements”). As more fully described below, pursuant to the terms of the Legacy Credit Agreement, (1) the Participant Trust Certificates were collaterally assigned to the Bank as collateral for the loans as modified pursuant to the terms of the Legacy Credit Agreement (the “Restructured Loans”); (2) all net collections received by the Trust in connection with the portion of the Portfolio represented by the Bank Trust Certificates will be paid to the REIT Sub or its subsidiaries; (3) the REIT Securities were pledged to the Bank as collateral for the Restructured Loans; (4) Franklin Holding pledged seventy percent (70%) of the common equity in FCMC to the Bank as collateral for the Restructured Loans; and (5) Franklin Holding and FCMC were released from existing guarantees of the Restructured Loans, including Franklin Holding’s pledge of 100% of the outstanding shares of FCMC. In exchange, Franklin Holding and FCMC provided certain limited recourse guarantees relating to the Restructured Loans, wherein the Bank agreed to exercise only limited recourse against property encumbered by the pledge agreement (the “Pledged Collateral”) made in connection with the Legacy Credit Agreement, provided Franklin Holding and FCMC, respectively, any designee acting under the authority thereof or any subsidiary of either Franklin Holding or FCMC did not (i) commission any act fraud or material misrepresentation in respect of the Pledged Collateral; (ii) divert, embezzle or misapply proceeds, funds or money and/or other property relating in any way to the Pledged Collateral; (iii) breach any covenant under Article IV of the Pledge Agreement entered into by Franklin Holding; or (iv) conduct any business activities to perform diligence services, to service mortgage Loans or REO Properties or any related activities, directly or indirectly, other than by FCMC and Franklin Credit Loan Servicing, LLC (all of which are referred to as exceptions to nonrecourse).
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

	Outstanding	Outstanding
	Principal Amount	Principal Amount	Applicable Interest		Required Monthly
	at March 31, 2009 —	at June 30, 2010 —	Margin Over LIBOR		Principal
	Franklin Asset/Tribeca	Franklin Asset/Tribeca	(basis points)		Amortization
Tranche A	$838,000,000	$759,000,000	225		None
Tranche B	$407,000,000	424,000,000	275		None
Tranche C	$125,000,000	151,000,000	N/A	(1)	None

Unrestructured Debt	$41,000,000	$39,000,000		(2)	None

(1)	The applicable interest rate is fixed at 15% per annum. Interest will be paid in kind during the term of the Restructuring.

(2)	Interest margin over FHLB 30-day LIBOR advance rate plus 2.60%-2.75%.
The interest rate under the terms of the Restructuring Agreements for Tranche A and Tranche B indebtedness that is the basis, or index, for the Company’s interest cost is the one-month LIBOR plus applicable margins. In accordance with the terms of the Restructuring Agreements, interest due and unpaid on Tranche B and Tranche C debt is accrued and added to the debt balance. See Note 11 — “Subsequent Events.”
All cash available for each tranche shall be used to pay cash interest to the extent cash is available, and any accrued interest for which cash is not available will be added to the principal sum of such tranche. Cash payments on each tranche will be made from: (i) any cash or other assets of the borrowers (Tribeca and certain subsidiaries of Tribeca and Franklin Asset), (ii) dividends and distributions on the REIT Securities, all of which shall be applied as a non pro rata distribution solely to the Bank’s pro rata share of such tranche (until paid in full), (iii) all distributions made by the Trust on the Participant Trust Certificates, all of which shall be applied as a non pro rata distribution to the Participants’ pro rata shares of such tranche (until paid in full), and (iv) from any proceeds received from any other collateral, which will be applied pursuant to a waterfall provision described more fully in the Legacy Credit Agreement. The borrowers will not be required to make scheduled principal payments, provided that all amounts received by any borrower in excess of accrued interest, whether from collateral or otherwise, shall be applied to reduce the principal sum. All remaining principal and interest will be due and payable at maturity of the Legacy Credit Agreement on March 31, 2012. Based on the current cash flows described above, it is not expected that that the Company will be able to repay remaining principal and interest due on March 31, 2012. Under such circumstances, the Bank would have all available rights and remedies under the Legacy Credit Agreement.
In accordance with the terms of the Legacy Credit Agreement, during the three months ended June 30, 2010, the outstanding balance of Tranche B increased from $420.3 million to $423.5 million and the outstanding balance of Tranche C increased from $145.4 million to $151.0 million, due to the addition of accrued interest for which cash was not available to pay the interest due. During the quarter ended June 30, 2010, the increases in the outstanding balances of Tranches B and C resulted in the total balance of debt outstanding under the Legacy Credit Agreement to increase slightly from $1.330 billion at March 31, 2010 to $1.334 billion at June 30, 2010.

The Legacy Credit Agreement contains representations, warranties, covenants and events of default (the “Legacy Credit Agreement Defaults”) that are customary in transactions similar to the restructuring. Some, but not all of the Legacy Credit Agreement Defaults (including defaults under provisions relating to enforceability, bankruptcy, maintenance of collateral and lien positions, and certain negative covenants typical for agreements of this nature) will create an event of default under the Licensing Credit Agreement (subject to notice requirements) and entitle the Bank to terminate the Servicing Agreement (as defined below). Under such circumstances, the Bank would be entitled to foreclose on all of the assets of the Company pledged to the Bank, including on Franklin Holding’s pledge of 70% of the stock of FCMC.
The Legacy Credit Agreement is secured by a first priority security interest in (i) the REIT Shares; (ii) the Participant Trust Certificates; (iii) an undivided 16.72039% interest in the consumer mortgage loans and REO properties transferred to the Trust; (iv) 70% of all equity interests in FCMC, and 100% equity interests in all other direct and indirect subsidiaries of Franklin Holding, pledged by Franklin Holding (subject to partial releases of such equity interests under “Cumulative Collective Targets” under the terms relating to the Servicing Agreement); (v) all amounts owing pursuant to any deposit account or securities account of any Company entities bound to the Legacy Credit Agreement (other than Franklin Holding), (vi) a first mortgage in real property interests at 6 Harrison Street, Unit 6, New York, New York; (vii) all monies owing to any borrower from any taxing authority; (viii) any commercial tort or other claim of FCMC, Holding, or any borrower, including FCMC’s right, title and interest in claims and actions with respect to certain loan purchase agreements and other interactions of FCMC with various entities engaged in the secondary mortgage market; (ix) certain real property interests of FCMC in respect to the proprietary leases under the existing Forbearance Agreements if not transferred to the Trust; (x) a second priority lien on cash collateral held as security for the Licensing Credit Agreement to FCMC; and (xi) any monies, funds or sums due or received by any Borrower in respect of any program sponsored by any Governmental Authority, any federal program, federal agency or quasi-governmental agency, including without limitation any fees received, directly or indirectly, under the U.S. Treasury Homeowners Affordability and Stability Plan. Any security agreement, acknowledgement or other agreement in respect of a lien or encumbrance on any asset of the Trust shall be non-recourse in nature and shall permit the Trust to distribute, without qualification, 83.27961% of all net collections received by the Trust to the REIT Sub and its subsidiaries irrespective of any event or condition in respect of the Legacy Credit Agreement.
All collections received by the Trust, provided that an event of default has not occurred and is continuing, shall go first to the payment of monthly servicing fees under the Servicing Agreement and then to (i) Administration Fees, expenses and costs (if any), (ii) pro rata to the owner trustee, certificate trustee and each custodian for any due and unpaid fees and expenses of such trustee and/or custodian, and (iii) to the pro rata ownership of the Trust Certificates. All amounts received pursuant to the Participants Trust Certificates shall be distributed pursuant to the applicable “Waterfall” provisions.
3.	Entered into an amended and restated credit agreement to fund FCMC’s licensing obligations and working capital.
On March 31, 2009, in connection with the Restructuring, Franklin Holding and FCMC entered into an Amended and Restated Credit Agreement (Licensing) (the Licensing Credit Agreement) which included a credit limit of $13,500,000, composed of a secured (i) revolving line of credit (“Revolving Facility”) up to the principal amount outstanding at any time of $2,000,000, (ii) up to the aggregate stated amount outstanding at any time for letters of credit of $6,500,000, and (iii) a draw credit facility (“Draw Facility”) up to the principal amount outstanding at any time of $5,000,000.

On March 26, 2010, Franklin Holding and FCMC entered into an amendment to the Licensing Credit Agreement with the Bank, which renewed and extended the Licensing Credit Agreement entered into with the Bank on March 31, 2009 as part of the Restructuring. The Amendment reduced the draw credit facility (“Draw Facility”) from $5.0 million to $4.0 million and extended the termination date to May 31, 2010, which expired unrenewed, and extended the termination date for the $2.0 million revolving line of credit (which, effective July 20, 2010, is $1 million), and $6.5 million letter of credit facilities to March 31, 2011. The amendment further provided that FCMC shall, to the extent permitted by applicable law, no less frequently than semi-annually, within forty-five days after each June 30th and December 31st of each calendar year, make pro rata dividends, distributions and payments to FCMC’s shareholders and the Bank under the Legacy Credit Agreement. In accordance with the Legacy Credit Agreement, the Bank is currently entitled to 70% of all amounts distributed by FCMC. The payment of any dividends, distributions and payments to FCMC’s shareholders and the Bank would result in a reduction of FCMC’s stockholders’ equity and cash available for its operations. All other material terms and conditions of the Licensing Credit Agreement remained the same, including the collateral, warranties, representations, covenants and events of defaults.
The Revolving Facility and the letters of credit are used to assure that all state licensing requirements of FCMC are met and to pay approved expenses of the Company. The Draw Facility was available, although never utilized by the Company, for the purpose of providing working capital for FCMC, if needed, and amounts drawn and repaid under this facility could not be re-borrowed. At June 30, 2010, $1.0 million was outstanding under the revolving facility and approximately $6.5 million of letters of credit for various state licensing purposes were outstanding. There were no amounts due under the Draw Facility when it expired unrenewed. For a description of Amendment No. 2 to the Licensing Credit Agreement with the Bank, see Note 11 — “Subsequent Events.”
The principal sum shall be due and payable in full on the earlier of the date that the advances under the Licensing Credit Agreement, as amended, are due and payable in full pursuant to the terms of the agreement, whether by acceleration or otherwise, or at maturity. Advances under the Revolving Facility shall bear interest at the one-month reserve adjusted LIBOR plus a margin of 8%. There is a requirement to make monthly payments of interest accrued on the Advances under the Revolving Facility. After any default, all advances and letters of credit shall bear interest at 5% in excess of the rate of interest then in effect.
The Licensing Credit Agreement, as amended, contains warranties, representations, covenants and events of default that are customary in transactions similar to the Restructuring.
The Licensing Credit Agreement, as amended, is secured by (i) a first priority security interest in FCMC’s cash equivalents in a controlled account maintained at the Bank in an amount satisfactory to the Bank, but not less than $8,500,000 (which, effective June 20, 2010, is $7.5 million), (ii) blanket existing lien on all personal property of FCMC, (iii) a second mortgage in real property interests at 6 Harrison Street, Unit 6, New York, New York, (iv) a first Mortgage in certain real property interests at 350 Albany Street, New York, New York; and (v) any monies or sums due FCMC in respect of any program sponsored by any Governmental Authority, including without limitation any fees received, directly or indirectly, under the U.S. Treasury Homeowners Affordability and Stability Plan. See Note 11 — “Subsequent Events.”
The Draw Facility had been guaranteed by Thomas J. Axon, Chairman of the Board of Directors and a principal stockholder of the Company. In consideration for his guaranty, the Bank and the Company’s Audit Committee each had consented in March 2009 to the payment to Mr. Axon equal to 10% of FCMC’s common shares, which has been paid, subject to a further payment of up to an additional 10% in FCMC’s common shares should the pledge of common shares of FCMC by Franklin Holding to the Bank be reduced upon attainment by FCMC of certain net collection targets set by the Bank with respect to the Portfolio.

Mr. Axon’s personal guaranty was extended to secure FCMC semi-annual payments under the terms of the Letter Agreement entered into with the Bank on July 16, 2010 of the EBITDA Payment pursuant to an amendment to the guarantee, which will also provide that to the extent that the EBITDA Payment in respect of any period is less than $500,000, Mr. Axon will pay such shortfall. Mr. Axon’s obligations pursuant to the guaranty would be secured and continue to be secured by a first priority and exclusive lien on commercial real estate he had pledged to the Bank on March 31, 2009.
On July 20, 2010, the Company and FCMC entered into Amendment No. 2 to the Licensing Credit Agreement with the Bank and an affiliate of the Bank, Huntington Finance, LLC (“Amendment No. 2”). See Note 11 — “Subsequent Events.”
4.	Entered into a servicing agreement with the Trust.
The Servicing Agreement, which was entered into on March 31, 2009 and amended and restated as of August 1, 2010, governs the servicing by FCMC, as the servicer (the “Servicer”) for the loans and REO properties owned by the Trust. The Trust and/or the Bank as the administrator of the Trust (the “Administrator”) have significant control over all aspects of the servicing by FCMC.
All collections by the Servicer are remitted to a collection account and controlled through the Bank’s lockbox account. The Administrator shall transfer the collection amounts from the lockbox account to a certificate account whereby the funds shall flow through the trust agreement’s “Waterfall” as described above. The obligation of the Trust to pay the Servicer’s servicing fees and servicing advance reimbursements are limited to the collections from the loans and REO properties of the Trust. In addition, the Servicer will be indemnified by the Trust only for a breach of corporate representations and warranties or if the Administrator forces the Servicer to take an action that results in a loss to the Servicer.
The Servicer is required to maintain net worth of approximately $7.6 million and net income before taxes of $800,000 for the most recent twelve-month period or a breach of the agreement will be deemed to have occurred entitling the Bank with notice to terminate the agreement if the breach continues unremedied for five (5) business days. In addition to typical events entitling the owner to terminate the agreement with respect to some or all of the loans and REO properties, (i) certain events of default under the Legacy Loan Agreement, and (ii) any event of default under the Licensing Loan Agreement, would entitle the Trust to immediately terminate the Servicing Agreement. In addition, the Servicing Agreement with respect to some or all of the loans and REO properties is terminable without penalty and without cause on 90 days prior written notice, or 30 days prior written notice in connection with a sale of some or all of the loans and REO properties by the Trust. See Note 11 — “Subsequent Events.”
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

The Franklin forbearance agreement, however, remains in effect until September 30, 2010, but only with respect to the Company’s remaining Unrestructured Debt that was not restructured effective March 31, 2009 under the Restructuring Agreements, which was approximately $39.1 million at June 30, 2010.
The Unrestructured Debt remains subject to the original terms of the Franklin forbearance agreement entered into with the Bank in December 2007 and subsequent amendments thereto (the “Franklin Forbearance Agreement”) and the Franklin 2004 master credit agreement. On April 20, August 10, November 13, 2009, March 26 and June 28, 2010, Franklin Holding, and certain of its direct and indirect subsidiaries, including FCMC and Franklin Credit Asset Corporation (“Franklin Asset”) entered into amendments to the Franklin Forbearance Agreement and Franklin 2004 master credit agreement (the “Amendments”) with the Bank relating to the Unrestructured Debt whereby the term of forbearance period, which had been previously extended by the Bank, was extended until September 30, 2010. The Bank again agreed to forebear with respect to any defaults past or present with respect to any failure to make scheduled principal and interest payments to the Bank (“Identified Forbearance Default”) relating to the Unrestructured Debt. During the forbearance period, the Bank, absent the occurrence and continuance of a forbearance default other than an Identified Forbearance Default, will not initiate collection proceedings or exercise its remedies in respect of the Unrestructured Debt or elect to have interest accrue at the stated rate applicable after default. In addition, FCMC is not obligated to the Bank with respect to the Unrestructured Debt and any references to FCMC in the Franklin 2004 master credit agreement governing the Unrestructured Debt have been amended to refer to Franklin Asset.
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
The Franklin Forbearance Agreement is subject to a scheduled maturity date of September 30, 2010.
8.   NONCONTROLLING INTEREST
For the Company’s consolidated majority-owned subsidiary in which the Company owns less than 100% of the total outstanding common shares of stock (FCMC), the Company recognizes a noncontrolling interest for the ownership interest of the noncontrolling interest holder, the Company’s President and Chairman, and principal stockholder, Thomas J. Axon. The noncontrolling interest represents the minority stockholder’s proportionate share of the equity of FCMC. At June 30, 2010, the Company owned 90% of FCMC’s capital stock, and Mr. Axon owned 10%. The 10% equity interest of FCMC that is not owned by the Company is shown as noncontrolling interest in subsidiary in the Company’s consolidated financial statements.

The change in the carrying amount of the minority interest for the six months ended June 30, 2010 is as follows:

Six Months Ended
June 30, 2010
Balance, January 1, 2010	$1,657,275

Net income attributed to noncontrolling interest	114,133

Balance, June 30, 2010	$1,771,408

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
9.   CERTAIN CONCENTRATIONS
Third Party Servicing Agreements — As a result of the March 2009 Restructuring and the Reorganization that took effect December 19, 2008, the Company’s operating business is conducted solely through FCMC, which is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery servicing, for third parties. The portfolios serviced for other entities, as of June 30, 2010, were heavily concentrated with loans serviced for Huntington (loans previously acquired and originated by Franklin and transferred to the Trust). As of June 30, 2010, FCMC had two significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate, one with Huntington (through the Trust) and the other with Bosco, a related party. At June 30, 2010, we serviced and provided recovery collection services on a total population of approximately 34,000 loans for Huntington and Bosco, and relatively small pools of loans under recovery collection contracts, whereby we receive fees based solely on a percentage of amounts collected, for several other entities. The unpaid principal balance of loans serviced for Huntington represented approximately 80% of the total loans serviced for third parties at June 30, 2010. See Note 11 — “Subsequent Events.”
Additionally, under the terms of the Servicing Agreement with the Bank, the Bank has the right to replace FCMC as servicer for any reason without cause and without penalty with not less than 90 days prior written notice, and to sell, on a servicing released basis without an assignment of the Servicing Agreement, the assets retained by the Trust without cause and without penalty with not less than 30 days prior written notice.
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
FCMC began servicing the Bosco portfolio in June 2008. Included in the Company’s consolidated revenues were servicing fees recognized from servicing the Bosco portfolio of $230,000 and $626,000 for the three months ended June 30, 2010 and 2009, respectively, and $474,000 and $1.4 million for the six months ended June 30, 2010 and 2009, respectively. In addition, included in the Company’s consolidated revenues were fees recognized for various administrative services provided to Bosco by FCMC in the amount of $150,000 for the six months ended June 30, 2009. The Company did not recognize any administrative fees for the six months ended June 30, 2010 and Bosco did not pay for any fees for such services provided during the six months ended June 30, 2010. In June 2009, FCMC wrote off as uncollectible the administrative fees recognized in the three months ended March 31, 2009.
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
The amount and timing of ancillary fees owed to the Company is the subject of a good faith dispute between FCMC and the Managing Member of Bosco, Thomas J. Axon (Chairman and President of the Company and FCMC). However, even if the parties can resolve their difference amicably, there are no funds available to Bosco for payment for such services, since all funds from collections are required by Bosco’s agreements with its lenders to repay such lenders, aside from specific amounts required for servicing fees and other specifically excepted costs. On June 30, 2009, the Company wrote off $90,000 in internal accounting costs associated with services provided by FCMC to Bosco. On December 31, 2009, the Company wrote off $372,000 in additional aged receivables, due to non-payment, consisting of (i) legal costs incurred by FCMC in 2008 related to the acquisition by Bosco of its loan portfolio and entry into a servicing agreement with Bosco; (ii) expenses for loan analysis, due diligence and other services performed for Bosco by FCMC in 2008 related to the acquisition by Bosco of the loan portfolio; and (iii) additional internal accounting costs for services provided to Bosco by FCMC through June 30, 2009. In addition, FCMC has not accrued fees for accounting costs for these services since June 1, 2009.
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
As of June 30, 2010, FCMC had $349,000 of accrued and unpaid servicing fees due from Bosco (effective August 1, 2009, FCMC’s servicing fee income is recognized when cash is received), and $55,000 of reimbursable third-party expenses incurred by FCMC in the servicing and collection of the Bosco loans.
On March 4, 2010, FCMC entered into an agreement with Bosco to provide ancillary services not covered by the Bosco Servicing Agreement related to occupancy verification and the coordination of on-sight visits with borrowers to facilitate the implementation of loss mitigation program initiatives at fees ranging from $100-$140 per individual assignment. FCMC had performed such services for Bosco on a trial basis under a pass-through cost arrangement, with total expenses reimbursable by Bosco of approximately $26,030 outstanding at June 30, 2010 (included in the $55,000 of reimbursable third-party expenses included above).
Other Significant Related Party Transactions with the Company’s Chairman — At June 30, 2010, the Company had an outstanding receivable from an affiliate, RMTS Associates, of $3,000. This receivable represents various operating expenses that are paid by the Company and then reimbursed by RMTS.

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
FCMC entered into a collection services agreement, effective December 23, 2009, pursuant to which FCMC agreed to serve as collection agent in the customary manner in connection with approximately 4,000 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $56 million, which were acquired by two trusts set up by a fund in which the Company’s Chairman and President is a member, and contributed 50% of the purchase price and agreed to pay certain fund expenses. Under the collection services agreement, FCMC is entitled to collection fees consisting of 35% of the gross amount collected. The agreement also provides for reimbursement of third-party fees and expenses incurred by FCMC. The collection fees earned by FCMC under this collection services agreement during the three months ended June 30, 2010 were not significant.
On February 1, 2010, FCMC entered into a collection services agreement, pursuant to which FCMC agreed to serve as collection agent in the customary manner in connection with approximately 1,500 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $85 million, which were acquired through a trust set up by a fund in which the Company’s Chairman and President is a member, and contributed twenty five percent of the purchase price. Under the collection services agreement, FCMC is entitled to collection fees consisting of 33% of the amount collected, net of third-party expenses. The agreement also provides for reimbursement of third-party fees and expenses incurred by FCMC in compliance with the collection services agreement. The collection fees earned by FCMC under this collection services agreement during the three months ended June 30, 2010 were not significant.
11.   SUBSEQUENT EVENTS
Sale of Trust’s Loans, Loan Sale Servicing Agreement, New Trust Servicing Agreement, Amendment to Licensing Credit Agreement and Other Agreements with The Huntington National Bank
On July 16, 2010, Franklin Holding and its subsidiary, FCMC, entered into a letter agreement (the Letter Agreement) with the Bank, Franklin Mortgage Asset Trust 2009-A, an indirect subsidiary of the Bank (the Trust) and, for certain limited purposes, Thomas J. Axon. The Letter Agreement was entered into in connection with and in anticipation of the Trust’s then-proposed sale on a servicing released basis (the Loan Sale), of substantially all of the first-lien residential mortgage loans serviced by FCMC under the servicing agreement by and among the Trust and FCMC dated March 31, 2009 (the Legacy Servicing Agreement).
The Loan Sale closed on July 20, 2010 (the Loan Sale Closing Date) and, on July 20, 2010, the Loan Sale purchaser (the Purchaser) entered into a loan servicing agreement with FCMC (the Loan Sale Servicing Agreement), pursuant to which FCMC will continue to service the first-lien residential mortgage loans acquired in the Loan Sale. The Purchaser, however, has the right, and has indicated that it intends to exercise such right on or about September 1, 2010, to move the servicing of 25% of the loans acquired (based on unpaid principal balance) to a servicer affiliated with Purchaser without further notice and without the payment of a termination fee. Although the amount ultimately received by the Trust in respect of the sale, net of certain expenses, will count towards the next applicable minimum net remittance level set by the Bank for a scheduled partial release of an additional 15% of pledged equity interests in FCMC (see Note 7 — “Notes Payable and Financing Agreements”), it is not expected that the net sale proceeds and, collections as of the date of this filing, will be sufficient to obtain a partial release of equity interests from the Bank.

The Letter Agreement included terms amending, or committing the Bank, FCMC, the Company, and related parties to amend certain of the Restructuring Agreements entered into in connection with the Restructuring with the Bank on March 31, 2009, including the existing credit relationships under the Legacy Servicing Agreement, the syndicated legacy amended and restated credit agreement, dated as of March 31, 2009 (the Legacy Credit Agreement), and the amended and restated licensing credit agreement, dated as of March 31, 2009 (the Licensing Credit Agreement), and commitments by FCMC to make certain payments to the Bank. Additionally, the Letter Agreement set forth certain mutual commitments of the parties with respect to the Company’s consideration of a restructuring or spin-off of its ownership of FCMC (a Potential Restructuring), as well as certain guaranties of Thomas J. Axon, the Chairman of the Company and FCMC.
Letter Agreement with the Bank. Under the Letter Agreement with the Bank:
•	FCMC on the Loan Sale Closing Date made a $1 million payment to the Bank as reimbursement for certain expenses of the Bank in connection with the Loan Sale, which the Company expects will result in a pre-tax $1 million charge to earnings in the third quarter ending September 30, 2010;

•	FCMC released all claims under the Legacy Servicing Agreement (other than those for unpaid servicing advances for services incurred prior to June 30, 2010) with respect to the loans sold in the Loan Sale;

•	FCMC refunded to the Trust on the Loan Sale Closing Date an estimated $400,000 of the servicing fees paid in advance to FCMC under the Legacy Servicing Agreement in respect of July 2010 to the extent attributable to the loans sold in the Loan Sale;

•	On the Loan Sale Closing Date, the Legacy Servicing Agreement was terminated as to the loans sold, except with respect to FCMC’s obligations to assist in curing documentary issues or deficiencies relating to the loans sold; and,

•	FCMC and the Trust entered into an amended and restated servicing agreement (the New Trust Servicing Agreement or “Servicing Agreement”) on July 30, 2010 and effective August 1, 2010, relating to the servicing of the loans previously serviced under the Legacy Servicing Agreement, other than those sold in the Loan Sale (see below).
On the Loan Sale Closing Date, the Company and FCMC entered into an amendment to the Licensing Credit Agreement with the Bank and an affiliate of the Bank, Huntington Finance, LLC (“Amendment No. 2”).
Amendment No. 2 to the Licensing Credit Agreement. Under Amendment No. 2 to the Licensing Credit Agreement with the Bank:
•	FCMC used $1 million in unpledged cash to repay the amount outstanding under its revolving line of credit with the Bank; and,

•	Available credit under the revolving loan facility was reduced from $2 million to $1 million and the cash collateral securing the revolving loan and letter of credit facilities was reduced from $8.5 million to $7.5 million, with the collateral so released applied as a voluntary payment against the debt outstanding of certain subsidiaries of the Company under the Legacy Credit Agreement, which the Company expects will result in a $1 million reduction of stockholders’ equity in the third quarter ending September 30, 2010.

Loan Sale Servicing Agreement with Purchaser. On July 20, 2010, but effective as of July 1, 2010, FCMC entered into the Loan Sale Servicing Agreement with the Purchaser, pursuant to which FCMC will continue to provide servicing for the loans acquired by the Purchaser in the Loan Sale. However, the servicing of 25% of the loans acquired (based on unpaid principal balance) is to be transferred by FCMC to an affiliate of the Purchaser, which is expected to occur on or about September 1, 2010. With respect to the remaining 75% of the loans acquired, the Purchaser, which is now the second largest servicing client of FCMC, has the right to terminate the servicing of any of such loans without cause upon ninety (90) calendar days prior written notice, subject to the payment of a termination fee for each such loan terminated.
Pursuant to the Loan Sale Servicing Agreement, FCMC will service the loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry. Indemnification of FCMC by the Purchaser is limited to third-party claims and damages arising out of or based upon any breach of any of the corporate representations or warranties or covenants of Purchaser and FCMC’s compliance with written instructions to the extent such instructions are not in compliance with applicable requirements for the loan and accepted servicing practices, as such terms are defined under the Loan Sale Servicing Agreement.
FCMC as servicer will receive a monthly servicing fee per loan per month with the amount dependent upon loan status at the end of each month, resolution and disposition fees based on the unpaid principal balance of loans collected from borrowers or gross proceeds from the sales of a properties, as applicable, and a contingency fee for unpaid principal balance collected on loans designated by the Purchaser, in addition to various ancillary fees and reimbursement of certain third-party expenses.
Due to the ultimate retention of the servicing for only 75% of the loans sold to Purchaser (based on unpaid principal balance) and the servicing fee rate to be paid under the Loan Sale Servicing Agreement, the Company expects that the servicing fees to be paid by Purchaser will be substantially less than the servicing fees that had been paid by the Trust for such loan servicing, resulting in potentially significantly reduced revenues for FCMC and the Company.
Potential Restructuring. In the Letter Agreement, the parties agreed that in connection with a potential restructuring (the Potential Restructuring), if the Potential Restructuring is acceptable to the Bank and the required lenders, in each party’s sole discretion, and the Potential Restructuring does not result in material tax, legal, regulatory, or accounting impediments or issues for Franklin Holding or FCMC, then:
•	The Bank would use its reasonable efforts to assist Franklin Holding and FCMC in connection with such Potential Restructuring in obtaining the approval of the required lenders for the Potential Restructuring and consenting to any change of control in connection with the Potential Restructuring to the extent required under the Legacy Credit Agreement, and FCMC or Franklin Holding would reimburse and hold the Bank and the required lenders harmless from any reasonable expense incurred by them in connection with any such Potential Restructuring;

•	FCMC would make semi-annual payments to the Bank under the Legacy Credit Agreement (the “EBITDA Payment”) equal to (i) 50% of FCMC’s EBITDA, in accordance with generally accepted accounting principles (“GAAP”), for each period for the first 18 months from the Loan Sale Closing Date, and (ii) 70% of FCMC’s GAAP EBITDA for each period thereafter, up to a maximum aggregate of $3 million;

•	Thomas J. Axon’s existing personal guaranty to the Bank would be extended to the EBITDA Payment pursuant to an amendment to the guarantee, which will also provide that to the extent that the EBITDA Payment in respect of any period is less than $500,000, Mr. Axon will pay such shortfall. Mr. Axon’s obligations pursuant to the guaranty would be secured and continue to be secured by the collateral he had pledged to the Bank on March 31, 2009; and,

•	Any payments by FCMC or Mr. Axon in respect of the EBITDA Payment would go to reduce the obligation of the other in respect of the obligations to make such payment, or the guaranty in respect of such payment, as the case may be; and, any payments in respect of the EBITDA Payments, and application of payments to the Bank in respect of distributions by FCMC to its stockholders (in accordance with the March 2010 amendment to the Licensing Credit Agreement and with the requirement under the Legacy Credit Agreement that all such distributions to stockholders be accompanied by such application such that such applications are not less than 70% of the total amounts of such applications and distributions for any semi-annual period), would each serve as a credit against the other, which could have the effect of reducing the $3 million maximum amount of the EBITDA Payments otherwise payable as described above. See Note 7 — “Notes Payable and Financing Agreements.”
However, the form or structure of any Potential Restructuring is uncertain and as of the date of this filing it is not known if any Potential Restructuring can be accomplished or even be successfully completed.
New Trust Servicing Agreement. On July 30, 2010, FCMC entered in the New Trust Servicing Agreement with the Trust, dated and effective as of August 1, 2010, to replace the prior servicing agreement (the Prior Agreement) that had been entered into with the Trust as part of the March 31, 2009 Restructuring with the Bank.
Pursuant to the New Trust Servicing Agreement, FCMC will continue to service the loans and REO properties retained by the Trust (the “Assets”) that were not sold by the Trust in the Loan Sale effective July 1, 2010 (which sale was previously disclosed by the Company in its disclosure on Form 8-K filed July 22, 2010), under terms that are generally similar to those that previously governed FCMC’s provision of servicing under the Prior Agreement.
The New Trust Servicing Agreement did, however, include material changes in the following areas:
•	the servicing fees for second lien mortgage loans, which comprise substantially all of the Assets serviced under the New Trust Servicing Agreement will be based predominately on the percentage of principal and interest collected, with a contingency rate dependent on the delinquency of the loan and a per unit monthly service fee for only those loans less than 30 days delinquent or in a bankruptcy status during the 90 day period following a bankruptcy filing, rather than a per unit monthly service fee for second lien mortgages loans up to 119 days delinquent and a contingency rate on the earlier of foreclosure or liquidation of the REO or when such a loan is 120 days or more delinquent;

•	the servicing fees for the first lien mortgages and REO properties will be based on a fee schedule from the Loan Sale Servicing Agreement FCMC had entered into with the third party (the Purchaser) that had purchased substantially all of the first lien mortgage loans from the Trust on July 20, 2010 and effective July 1, 2010, (with the exception of a new incentive that would result in increased fees for REO properties should FCMC sell 50% of more of the REO properties of the Trust (calculated based on the number of properties) within 180 days of the entry into the New Trust Servicing Agreement;

•	FCMC’s services may be terminated with respect to some or all of the Assets without cause and without penalty on 30 days prior written notice in connection with a sale of some or all of the Assets by the Trust (otherwise, the 90 day prior written notice period that was in effect for the Prior Agreement was retained); and,

•	under the New Trust Servicing Agreement, (i) the consent process for hiring vendors was replaced with a general restriction that vendors may not be engaged to perform a substantial portion of the primary day-to-day servicing obligations of FCMC; (ii) minimum gross collection targets that could trigger a termination of the agreement under certain circumstances were removed; and, (iii) the restrictions on entering into new servicing agreements that could reasonably likely impair the ability of the FCMC to perform its obligations were eliminated, but a customary servicing standard and detailed servicer obligations are contained within the agreement.
Overall, the Company anticipates that the fees earned under the New Trust Servicing Agreement will be significantly less than those earned under the Prior Agreement. In addition, the Bank has communicated to the Company that it is committed to selling in the near future the second -lien mortgage loans owned by the Trust, and, if and when it does, there is no assurance that the loans will be sold to a party that retains FCMC as servicer.
Franklin Accounting for the Sale of Loans by the Trust. Although the transfer of the trust certificates on March 31, 2009, representing approximately 83% of the Portfolio, to the Bank’s REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, has been treated as a secured financing in accordance with ASC Topic 860 because for accounting purposes the requisite level of certainty that the transferred assets have been legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, including in a bankruptcy proceeding, was not achieved. As a result, the mortgage loans and real estate assets have remained on the Company’s balance sheet classified as mortgage loans and real estate held for sale securing a nonrecourse liability in an equal amount. The treatment as a financing on the Company’s balance sheet, however, did not affect the cash flows of the transfer, and does not affect the Company’s cash flows or its reported net income nor would it, necessarily, dictate the treatment of the assets in a bankruptcy.
As a result of the Loan Sale by the Trust as directed by the Bank to an independent third-party purchaser (Purchaser), which included substantially all of the first-lien mortgage loans except for the loans collateralizing the Unrestructured Debt, effective July 1, 2010 the loans included in the Loan Sale, in which neither the Trust nor the Company have a residual interest, and the net proceeds of which ultimately will pay down debt under the Legacy Credit Agreement, are expected to be removed from the Company’s balance sheet; the mortgage loans and real estate held for sale securing the nonrecourse liability in an equal amount, as well as the loans sold included in the Company’s investment in trust certificates. Approximately 4,300 of residential mortgage loans, consisting principally of first-lien mortgage loans, with an unpaid principal balance of approximately $626 million were included in the Loan Sale.

The Company estimates, based on available information, that approximately $282 million of principally first-lien mortgage loans at estimated fair value will be removed from the consolidated financial statements in the third quarter ending September 30, 2010. The Company estimates, based on available information, that there will be minimal impact on the consolidated earnings in the third quarter of 2010 from the Loan Sale as the loans involved in the Loan Sale, which are carried by Franklin at estimated fair values, were valued at June 30, 2010 at a price estimated to be paid by the Purchaser. See Note 3 — “Investment in trust certificates at fair value, mortgage loans and real estate held for sale, and notes receivable held for sale” and Note 4 — “Fair valuation adjustments.”
Investment in Huntington REIT Securities
The Company’s investment in REIT securities includes preferred and common stocks of a REIT of the Bank. On or about June 14, 2010, the REIT in which the Company owned 4,724 shares of Class C preferred stock and seven shares of common stock, Huntington Capital Financing, LLC (the “Initial REIT”) was merged into Huntington Preferred Capital II, Inc., another REIT of the Bank (the “New REIT,” with the Company receiving, in exchange for preferred stock and common stock held in the Initial REIT, 4,724 shares of Class C preferred stock and 154 shares of common stock of the New REIT, which did not constitute a change in the Company’s investment. In addition, the terms of the new Class C shares of the combined REIT mirror the terms of the Class C shares of the Initial REIT. On July 23, 2010, the Company was verbally notified by the Bank that due to losses recognized by the New REIT from a write down of the carrying value of the mortgage loans owned by the Trust, the board of directors of the New REIT decided not to declare any preferred dividends in the third and fourth calendar quarters of 2010. The Bank indicated that the suspension of preferred dividends is temporary and that the REIT is expected to declare and pay dividends commencing in January 2011, including the cumulative dividends for the third and fourth quarters of 2010. The expected revenue loss for the third and fourth quarters of 2010 is approximately $10.6 million (pre tax) per quarter, which may be recovered in 2011. The non payment of such dividends will result in increased stockholder’s deficit for the three months ended September 30 and December 31, 2010.
As a direct result of the New REIT not declaring dividends throughout the remainder of 2010, the Company will be unable to pay its monthly interest due on Tranche A debt under the Legacy Credit Agreement with the Bank. Accordingly, the Company, under the terms of the Legacy Credit Agreement, anticipates that it will elect to accrue interest on the Tranche A debt, to the extent not paid (due to the temporary deferral of preferred dividends by the New REIT), through distributions made on the Company’s investment in trust certificates of the Trust by adding the amount unpaid to the outstanding principal balance of the Tranche A debt.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Safe Harbor Statements. Statements contained herein and elsewhere in this Quarterly Report on Form 10-Q that are not historical fact may be forward-looking statements regarding the business, operations and financial condition of Franklin Credit Holding Corporation (“Franklin Holding,” and together with its consolidated subsidiaries, the “Company,” “Franklin,” “we,” “us” or “our” unless otherwise specified or the context otherwise requires) within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, changes in the level of growth in the finance and housing markets, such as slower or negative home price appreciation and economic downturns or other adverse events in certain states; (ii) the Company’s ability to continue as a going concern; (iii) the Company’s relations with the Company’s lenders and such lenders’ willingness to waive any defaults under the Company’s agreements with such lenders; (iv) the Company’s ability to obtain renewals of its loans or alternative refinancing opportunities; (v) increases in the delinquency rates of the Company’s borrowers, (vi) the availability of or ability to retain as clients third parties holding distressed mortgage debt for servicing by the Company on a fee-paying basis; (vii) changes in the statutes or regulations applicable to the Company’s business or in the interpretation and enforcement thereof by the relevant authorities; (viii) the status of the Company’s regulatory compliance; (ix) our ability to meet collection targets under the legacy credit agreement with the Bank in order to reduce the pledge of equity interest in Franklin Credit Management Corporation (“FCMC”) from 70% to a minimum of 25%; (x) the risk that legal proceedings could be brought against the Company which could adversely affect its financial results; (xi) the Company’s ability to adapt to and implement technological change; (xii) the Company’s ability to attract and retain qualified employees; and (xiii) other risks detailed from time to time in the Company’s Securities and Exchange Commission (“SEC”) reports and filings. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company’s filings with the SEC, including, but not limited to, those factors discussed under the captions “Risk Factors,” “Interest Rate Risk” and “Real Estate Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010 and Quarterly Reports on Form 10-Q, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Application of Critical Accounting Policies and Estimates
The Company’s significant accounting policies, as of December 31, 2009 are described in Note 2 to the December 31, 2009 consolidated financial statements filed on the Annual Report on Form 10-K. As of June 30, 2010 and December 31, 2009, we have identified the continuing assessment of the fair value of the investment in (i) preferred and common stocks, or the REIT Securities, (ii) trust certificates, (iii) because for accounting purposes the Restructuring is being treated as a financing under ASC Topic 860, Transfers and Servicing (“ASC Topic 860”), mortgage loans and real estate held for sale and the corresponding nonrecourse liability, and (iv) income taxes as the Company’s most critical accounting policies and estimates. The following discussion and analysis of financial condition and results of operations is based on the amounts reported in our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In preparing the consolidated financial statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on our consolidated financial statements. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time.
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
As of June 30, 2010, FCMC had two significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate, Huntington, through a trust formed in connection with the Restructuring (the “Trust”) and Bosco. The portfolios serviced for Huntington (loans previously acquired and originated by Franklin and transferred to the Trust) primarily consist of first and second-lien loans secured by 1-4 family residential real estate that generally fell outside the underwriting standards of Fannie Mae and Freddie Mac. At June 30, 2010, we serviced and provided recovery collection services on a total population of approximately 34,000 loans for Huntington and Bosco, and relatively small pools of loans under recovery collection contracts, whereby we receive fees based solely on a percentage of amounts collected, for a few other entities.
The loans serviced for Huntington represented approximately 80% of the unpaid principal balance (75% of the number) of total loans serviced at June 30, 2010. On July 30, 2010, FCMC entered into a new servicing agreement (the “New Trust Servicing Agreement” or “Servicing Agreement”) with the Trust, dated and effective as of August 1, 2010, to replace the current servicing agreement (the “Prior Agreement” or “Legacy Servicing Agreement”) that had been entered into with the Trust as part of the March 31, 2009 Restructuring with the Bank. The New Trust Servicing Agreement is terminable, with respect to some or all of the loans and REO properties, without penalty and without cause on 90 days prior written notice, or 30 days prior written notice in connection with a sale of some or all of the loans and REO properties by the Trust.
On July 20, 2010, effective July 1, 2010, Franklin Mortgage Asset Trust 2009-A (the “Trust”) as directed by the Bank sold to a third party (the “Purchaser”) on a servicing released basis (the “Loan Sale”) substantially all of the first-lien residential mortgage loans serviced by FCMC under the servicing agreement by and among the Trust and FCMC (the Legacy Servicing Agreement). On July 20, 2010, but effective as of July 1, 2010, FCMC entered into a servicing agreement with the Purchaser (the “Loan Sale Servicing Agreement,” pursuant to which FCMC will continue to provide servicing for the loans acquired by the Purchaser in the Loan Sale. However, the servicing of what is expected to be 25% of the loans acquired is to be transferred by FCMC to an affiliate of the Purchaser, which is expected to occur on or about September 1, 2010. With respect to what is expected to be the remaining 75% of the loans acquired, the Purchaser, which is now the second largest servicing client of FCMC, has the right to terminate the servicing of any of such loans without cause upon ninety (90) calendar days prior written notice, subject to the payment of a termination fee for each such loan terminated.

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
At June 30, 2010, the portfolio of residential mortgage loans serviced for other entities consisted of 34,000 loans representing $1.831 billion of unpaid principal balance (“UPB”). The following table sets forth information regarding the types of properties securing the serviced for others portfolio at June 30, 2010.

	June 30, 2010
	Number	Unpaid	Percentage of Total
Property Types	of Loans	Principal Balance	Principal Balance
Residential 1-4 family	20,104	$1,291,875,045	70.55%
Condos, co-ops, PUD dwellings	3,282	199,415,039	10.89%
Manufactured and mobile homes	490	13,819,178	0.75%
Secured, property type unknown(1)	1,397	22,630,616	1.24%
Commercial	40	3,283,250	0.18%
Unsecured loans(2)	8,822	300,045,421	16.39%

Total	34,135	$1,831,068,549	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.

(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

The following table provides a breakdown of the delinquency status of our portfolio of residential mortgage loans serviced for other entities, as of June 30, 2010, by unpaid principal balance.

		June 30, 2010
		Contractual Delinquency
	Days Past Due	Amount	%
Performing — Current	0 - 30 days	$229,534,744	12.54%
Delinquent	31 - 60 days	14,192,970	0.78%
	61 - 90 days	10,363,660	0.57%
	90+ days	766,545,921	41.86%

Modified Loans	0 - 30 days	207,056,261	11.31%
Delinquent	31 - 60 days	30,495,622	1.67%
	61 - 90 days	14,000,249	0.76%
	90+ days	51,354,897	2.80%

Bankruptcy	0 - 30 days	29,325,285	1.60%
Delinquent	31 - 60 days	4,971,486	0.27%
	61 - 90 days	3,115,488	0.17%
	90+ days	164,871,537	9.00%

Foreclosure	0 - 30 days	951,631	0.05%
Delinquent	31 - 60 days	786,717	0.04%
	61 - 90 days	2,718,056	0.15%
	90+ days	300,784,025	16.43%

	Total	$1,831,068,549	100.00%

All current loans	0 - 30 days	$466,867,921	25.50%

Included in the above table were second-lien mortgage loans in the amount of $1.14 billion, of which $239.1 million were current on a contractual basis. The legal status composition of the second-lien mortgage loans at June 30, 2010 was: $881.2 million (including $707.7 million at least 90 days contractually delinquent), or 77%, were performing; $109.2 million, or 10%, were modified due to delinquency or the borrower’s financial difficulty; $146.5 million, or 13%, were in bankruptcy; and less than $3.0 million were in foreclosure.

The following table provides a breakdown of the delinquency status of our portfolio of residential mortgage loans serviced for other entities, as of June 30, 2010, by loan count.

		June 30, 2010
		Contractual Delinquency
	Days Past Due	Number of Loans	%
Performing — Current	0 - 30 days	5,643	16.53%
Delinquent	31 - 60 days	333	0.98%
	61 - 90 days	262	0.77%
	90+ days	18,610	54.52%

Modified Loans	0 - 30 days	2,479	7.26%
Delinquent	31 - 60 days	314	0.92%
	61 - 90 days	166	0.49%
	90+ days	753	2.21%

Bankruptcy	0 - 30 days	723	2.12%
Delinquent	31 - 60 days	105	0.31%
	61 - 90 days	81	0.24%
	90+ days	3,180	9.32%

Foreclosure	0 - 30 days	5	0.01%
Delinquent	31 - 60 days	7	0.02%
	61 - 90 days	19	0.06%
	90+ days	1,455	4.24%

	Total	34,135	100.00%

All current loans	0 - 30 days	8,850	25.93%

Included in the above table were 27,745 second-lien mortgage loans, of which 6,856 were current on a contractual basis. The legal status composition of the second-lien mortgage loans at June 30, 2010 was: 21,698 loans (including 16,459 loans at least 90 days contractually delinquent), or 78%, were performing; 2,445 loans, or 9%, were modified due to delinquency or the borrower’s financial difficulty; 3.563 loans, or 13%, were in bankruptcy; and 39 loans were in foreclosure.
The following table sets forth information regarding the lien position of the properties securing the portfolio of residential mortgage loans (exclusive of real estate assets) serviced for other entities at June 30, 2010:

	June 30, 2010
	Number	Unpaid	Percentage of Total
Lien Position	of Loans	Principal Balance	Principal Balance
1st Liens	6,390	$691,213,102	37.75%
2nd Liens	27,745	1,139,855,447	62.25%

Total	34,135	$1,831,068,549	100.00%

The following table sets forth information regarding the geographic location of properties securing the residential mortgage loans serviced for others at June 30, 2010:

	June 30, 2010
	Number	Unpaid	Percentage of Total
Location	of Loans	Principal Balance	Principal Balance
California	5,533	$468,287,841	25.57%
New York	1,455	165,324,760	9.03%
Florida	2,747	145,780,252	7.96%
New Jersey	918	127,799,076	6.98%
Texas	3,325	90,268,767	4.93%
Pennsylvania	1,121	62,977,264	3.44%
Ohio	1,770	56,357,953	3.08%
Illinois	1,282	53,654,476	2.93%
Georgia	1,275	51,304,964	2.81%
Maryland	617	49,833,172	2.72%
All Others	14,092	559,480,024	30.55%

Total	34,135	$1,831,068,549	100.00%

Real Estate Assets Serviced for Others
The following table sets forth the real estate assets serviced for other entities, and sales of real estate assets during the three and six months ended June 30, 2010:

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
	Number of Assets	Amount	Number of Assets	Amount
Real estate assets at June 30, 2010	241	$45,177,312	241	$45,177,312
Real estate assets sold	82	$14,363,566	145	$24,630,295
Results of Operations — Franklin Credit Management Corporation (FCMC)
Through FCMC, we are actively seeking to (a) expand our servicing operations to provide servicing and collection services to third parties, particularly specialized collection services, and (b) capitalize on our experience to provide customized, comprehensive loan analysis and in-depth end-to-end transaction and portfolio management services to the residential mortgage markets. Since January 1, 2009, the Company’s operating business has been conducted solely through FCMC, a specialty consumer finance subsidiary company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery servicing, and in the due diligence, analysis, pricing and acquisition of residential mortgage portfolios, for third parties. Some of these services include, in addition to servicing loans for others, performing 1-4 family residential portfolio stratification and analysis, pricing, due diligence, closing, and collateral transfer. These new business activities are subject to the consent of the Bank, and we may not be successful in entering into or implementing any of these businesses in a meaningful way. See Note 7 — “Notes Payable and Financing Agreements — Restructuring Agreements with Lead Lending Bank.”
The entities for whom the Company serviced residential mortgage loan portfolios, as of June 30, 2010, principally included Huntington (first and second-lien loans secured by 1-4 family residential real estate previously acquired and originated by Franklin and transferred to the Trust) and Bosco. The Company’s consolidated financial statements, while including the results of FCMC, include the results of all its subsidiary companies, which includes all the assets and debt obligations that have resulted from Franklin’s legacy business prior to the March 31, 2009 Restructuring.

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
At June 30, 2010, FCMC had total assets of $27.3 million and had stockholders’ equity of $20.6 million. At December 31, 2009, FCMC’s total assets amounted to $26.3 million and its stockholders’ equity was $18.9 million. Inter-company payables and receivables were eliminated in deriving the Consolidated Financial Statements of Franklin. FCMC had income before tax of approximately $1.9 million and $3.9 million, respectively, for the six months ended June 30, 2010 and 2009, principally from servicing the portfolio of loans and assets for the Bank and Bosco. Inter-company servicing revenues allocated to FCMC during the first quarter of 2009 were based principally on the servicing contract entered into as part of the Restructuring, which became effective on March 31, 2009. FCMC charges its sister companies a management fee that is estimated based on internal services rendered by its employees to those companies. Inter-company allocations, the Federal provision for income taxes, and cash servicing revenues received from the Bank for servicing its loans during the six months ended June 30, 2010 and 2009 have been eliminated in deriving the Consolidated Financial Statements of Franklin. Servicing revenues were eliminated in the Consolidated Financial Statements of Franklin due to the accounting treatment for the transfer of the trust certificates as a financing under ASC Topic 860.
As of June 30, 2010, FCMC had two significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate, Huntington and Bosco. At June 30, 2010, we serviced and provided recovery collection services on a total population of approximately 34,000 loans for Huntington and Bosco, and relatively small pools of loans under recovery collection contracts, whereby we receive fees based solely on a percentage of amounts collected, for a few other entities. While the loans serviced for Huntington represented approximately 75% of the total number of loans serviced for third parties at June 30, 2010, the servicing revenues earned from servicing the Huntington portfolio represented approximately 93% of the total servicing revenues earned during the six months ended June 30, 2010.
On July 20, 2010, effective July 1, 2010, the Trust as directed by the Bank sold approximately 4,300 of residential mortgage loans, consisting principally of first-lien mortgage loans, with an unpaid principal balance of approximately $626 million to a third party (the “Purchaser”) on a servicing released basis (the Loan Sale), which loans were substantially all of the first-lien residential mortgage loans that had been serviced by FCMC under the servicing agreement by and among the Trust and FCMC (the Legacy Servicing Agreement). On July 20, 2010, but effective as of July 1, 2010, FCMC entered into the Loan Sale Servicing Agreement with the Purchaser, pursuant to which FCMC will continue to provide servicing for the loans acquired by the Purchaser in the Loan Sale. However, the servicing of what is expected to be 25% of the loans acquired (based on unpaid principal balance) is to be transferred by FCMC to an affiliate of the Purchaser, which is expected to occur on or about September 1, 2010. With respect to what is expected to be the remaining 75% of the loans acquired, the Purchaser, which is now the second largest servicing client of FCMC, has the right to terminate the servicing of any of such loans without cause upon ninety (90) calendar days prior written notice, subject to the payment of a termination fee for each such loan terminated. As a result, FCMC’s servicing revenues will be reduced substantially from current levels, although servicing revenues will be more diversified.

On July 30, 2010, FCMC entered in the New Trust Servicing Agreement with the Trust, dated and effective as of August 1, 2010, to replace the Prior Agreement that had been entered into with the Trust as part of the March 31, 2009 restructuring with the Bank. The New Trust Servicing Agreement is terminable, with respect to some or all of the loans and REO properties, without penalty and without cause on 90 days prior written notice, or 30 days prior written notice in connection with a sale of some or all of the loans and REO properties by the Trust. The Company anticipates that FCMC’s servicing revenues from the New Trust Servicing Agreement will be significantly lower than those that had been earned under the Prior Agreement for those assets that were not sold in the Loan Sale. In addition, the Bank has communicated to the Company that it is committed to selling in the near future the second -lien mortgage loans owned by the Trust, and, if and when it does, there is no assurance that the loans will be sold to a party that retains FCMC as servicer.
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
At the request of the Bank, FCMC made a distribution of $2,245,000 to the Bank on September 30, 2009. The distribution, which represented approximately 70% of the estimated net income of FCMC for the six months ended September 30, 2009 after a holdback of $500,000, was made in accordance with the provisions of the Legacy Credit Agreement currently entitling the Bank to 70% of all amounts distributed by FCMC. The distribution was principally applied by the Bank to pay down the debt obligations of certain of FCMC’s sister companies as provided for by the terms of the Legacy Credit Agreement with the Bank. The remaining 30%, or $962,000, was distributed in November 2009 as a dividend of $9,623.38 per share to the stockholders of FCMC, including $866,000 to Franklin Holding in respect of its ownership of 90% of the outstanding stock of FCMC, and $96,000 to Thomas J. Axon, the Chairman and President of the Company, in respect of his ownership of 10% of the outstanding stock of FCMC.
The Restructuring provided for the release of 30% of the equity in FCMC, 10% percent of which has been transferred to the Company’s principal stockholder, Thomas J. Axon, from the Company’s pledges to the Bank in respect of its Legacy Credit Agreement. The Legacy Credit Agreement also provides for the possibility of release of up to an additional 50% (which, as of March 31, 2010, is now forty-five percent due to the failure to achieve the first collection target identified in the agreement, and of which a maximum of an additional ten percent would go to Thomas J. Axon), based upon the Bank’s receipt of the agreed amounts of net remittances from the Portfolio, summarized below (the “Net Remittances”), from March 31, 2009, the effective date of the Legacy Credit Agreement (the “Legacy Effective Date”), through the term of the Legacy Credit Agreement pursuant to and in accordance with the schedule of collection levels identified in the Legacy Credit Agreement.
During the twelve-month period ended March 31, 2010 (the deadline for the first collection level), the minimum amount of Net Remittances, referred to as “Level 1, to achieve the release of an additional 10% of pledged equity interests, from 70% to 60%,” was $225 million. During the twelve months ended March 31, 2010, the Company collected in aggregate approximately $203.6 million from loans and real estate owned serviced for the Bank, of which $30.6 million was received from contractual loan purchase rights. Net Remittances, as defined in the Legacy Credit Agreement essentially as collections less expenses incurred by the Bank related to the Company’s servicing of the Bank’s loans and real estate owned, amounted to approximately $147.4 million. Therefore, the Company did not reach the minimum Level 1 amount of Net Remittances under the Restructuring Agreements by $77.6 million.

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
During the fifteen months ended June 30, 2010, the Company collected in aggregate approximately $231.8 million from loans and real estate owned serviced for the Bank, of which $30.6 million was received from contractual loan purchase rights. Net Remittances, as defined in the Legacy Credit Agreement essentially as collections less expenses incurred by the Bank related to the Company’s servicing of the Bank’s loans and real estate owned, amounted to approximately $162.7 million. Therefore, the Company needs to achieve $312 million of Net Remittances under the Restructuring Agreements by March 31, 2012 in order to achieve the Level 2 required amount. Although the amount ultimately received by the Trust in respect of the Loan Sale of July 20, 2010, net of certain expenses, will count towards the minimum net remittance for Level 2 for a scheduled partial release of an additional 15% of pledged equity interests in FCMC, it is not expected that the net sale proceeds and collections to date will be sufficient to obtain a partial release of equity interests from the Bank at that time.
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
The Draw Facility line of credit under the Licensing Credit Agreement expired unrenewed on May 31, 2010. On July 20, 2010, as part of Amendment No. 2 to the Licensing Credit Agreement, the revolving credit facility, which is only available to assure that all state licensing requirements of FCMC are met and to pay approved expenses of Franklin Holding, was reduced from $2 million to $1 million.
A letter agreement entered into by FCMC and the Bank on July 16, 2010 (the “Letter Agreement”) regarding the Loan Sale included terms amending, or committing the Bank, FCMC, the Company, and related parties to amend certain of the restructuring agreements entered into in connection with the Restructuring with the Bank on March 31, 2009, including the existing credit relationships under the Legacy Servicing Agreement, the syndicated legacy amended and restated credit agreement, dated as of March 31, 2009 and as amended (the Legacy Credit Agreement), and the amended and restated licensing credit agreement, dated as of March 31, 2009 and as amended (the “Licensing Credit Agreement”), and commitments by FCMC to make certain payments to the Bank. Additionally, the Letter Agreement set forth certain mutual commitments of the parties with respect to the Company’s consideration of a restructuring or spin-off of its ownership of FCMC (a “Potential Restructuring”), as well as certain guaranties of Thomas J. Axon, the Chairman of the Company and FCMC.

Under the terms of the Letter Agreement, FCMC paid the Bank (i) $1 million towards expenses of the Loan Sale, (ii) $1million to pay off the outstanding debt under the Licensing Credit Agreement, and (iii) $1million to reduce the revolving line of credit from $2 million, which resulted in a release of $1 million in cash collateral that was used by FCMC to pay down debt of the Company under the Legacy Credit Agreement. The Company expects that for FCMC these payments will result in a pre-tax $1 million charge to earnings and a reduction of stockholders’ equity in the amount of $2 million, pre-tax, in the third quarter ending September 30, 2010.
In addition, in accordance with the Letter Agreement, FCMC agreed to an additional aggregate payment of $3 million payable semi-annually (“EBITDA Payment”) over a three year period commencing with the period July 1, 2010 if the Potential Restructuring is acceptable to the Bank and the required lenders under the Legacy Credit Agreement, in each party’s sole discretion, and the Potential Restructuring does not result in material tax, legal, regulatory, or accounting impediments or issues for Franklin or FCMC. In addition, Thomas J. Axon’s existing personal guaranty to the Bank was extended to the EBITDA Payment, such that to the extent that the EBITDA Payment in respect of any period is less than $500,000, Mr. Axon will pay such shortfall. Mr. Axon’s obligations pursuant to the guaranty are secured by the collateral he had pledged to the Bank on March 31, 2009. As a result, the aggregate $3 million to be paid over three years will be charged to FCMC’s earnings in the quarterly period in which the parties determine that a Potential Restructuring is acceptable.
Any payments by FCMC or Mr. Axon in respect of the EBITDA Payment would go to reduce the obligation of the other in respect of the obligations to make such payment, or the guaranty in respect of such payment, as the case may be; and, any payments in respect of the EBITDA Payments, and application of payments to the Bank in respect of distributions by FCMC to its stockholders (in accordance with an amendment to the Licensing Credit Agreement with the Bank as described below and the requirement under the Legacy Credit Agreement that all such distributions to stockholders be accompanied by such application such that such applications are not less than 70% of the total amounts of such applications and distributions for any semi-annual period), would each serve as a credit against the other, which could have the effect of reducing the impact of the $3 million maximum amount of the EBITDA Payments otherwise payable as described above.

A summary of FCMC’s stand-alone financial results for the three and six months ended June 30, 2010 and 2009, and at June 30, 2010 and December 31, 2009 are as follows:

	Three Months Ended	Three Months Ended
STATEMENT OF INCOME	June 30, 2010	June 30, 2009
REVENUES:
Servicing fees and other income	$5,704,392	$7,206,007
Interest income	8,535	21,973

Total revenues	5,712,927	7,227,980

OPERATING EXPENSES:
Interest expense	22,412	25,121
Collection, general and administrative	4,733,981	4,552,163
Depreciation	141,518	156,736

Total operating expenses	4,897,911	4,734,020

INCOME BEFORE PROVISION FOR INCOME TAXES	$815,016	$2,493,960
Provision for income taxes	327,000	274,030

NET INCOME	$488,016	$2,219,930

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
REVENUES:
Servicing fees and other income	$11,380,257	$15,087,327
Interest income	17,781	72,586

Total revenues	11,398,038	15,159,913

OPERATING EXPENSES:
Interest expense	44,270	29,784
Collection, general and administrative	9,165,014	10,876,099
Depreciation	285,874	313,384

Total operating expenses	9,495,158	11,219,267

INCOME BEFORE PROVISION FOR INCOME TAXES	$1,902,880	$3,940,646
Provision for income taxes	761,550	433,165

NET INCOME	$1,141,330	$3,507,481

BALANCE SHEET	At June 30, 2010		At December 31, 2009
ASSETS:
Cash and cash equivalents	$17,472,027		$15,116,880
Restricted cash	3,789,461		4,770,867
Receivables, fixed and other assets	6,044,259		6,436,434

Total assets	$27,305,747		$26,324,181

LIABILITIES:
Debt	$1,000,000		$1,000,000
Servicing liabilities	3,789,461		4,770,867
Other liabilities	1,907,764		1,675,372

Total liabilities	$6,697,225		$7,446,239

STOCKHOLDERS’ EQUITY	$20,608,522		$18,877,942

Total liabilities and stockholders’ equity	$27,305,747		$26,324,181

SERVICING PORTFOLIO:
Number of loans serviced	34,100		36,700
Unpaid principal balance serviced	$1.83	billion	$1.80	billion
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
Because the loans transferred by the Company to the Trust continue to be included on the Company’s consolidated balance sheet, the revenues from such loans are reflected in the Company’s consolidated results, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), notwithstanding the fact that trust certificates representing an undivided interest in approximately 83% of the Portfolio were transferred to Huntington in the Restructuring. Accordingly, the fees received from Huntington subsequent to March 31, 2009 for servicing their loans, and the third-party costs incurred by us in the servicing and collection of their loans and reimbursed by Huntington, for purposes of these consolidated financial statements are not recognized as servicing fees and reimbursement of third-party servicing costs, but instead as additional interest and other income earned and additional, offsetting expenses as if the Company owned and self serviced the loans.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Overview. As part of the Restructuring with the Bank on March 31, 2009, substantially all of the Company’s portfolio of subprime mortgage loans and owned real estate, was transferred to a trust (with the loans and owned real estate transferred to the Trust collectively referred to herein as the “Portfolio”) in exchange for trust certificates. In addition, at March 31, 2009, the Company transferred trust certificates representing ownership of approximately 83%, or approximately $760 million, of the Portfolio to Huntington and received preferred and common stock in the amount of $477.3 million in Huntington’s REIT, which REIT has since merged into another Huntington REIT. Effective March 31, 2009, the carrying value of the remaining approximately 17%, or $151.2 million, of the Portfolio, which was also transferred to the Trust as part of the Restructuring in exchange for trust certificates (investments in trust certificates at fair value) that are held by the Company, was reclassified as an investment “available for sale” and, therefore, recorded at fair value approximating $95.8 million on March 31, 2009. In addition, the Company classified as an investment “held for sale” loans with a carrying value of approximately $11.4 million representing the Company’s remaining subprime mortgage loans not subject to the Restructuring (notes receivable held for sale, net) that collateralizes the Unrestructured Debt, which, on March 31, 2009, was recorded at fair value approximating $4.3 million.
The Company had a net loss attributed to common stockholders of $13.1 million for the second quarter of 2010, compared with net income of $20.3 million for the second quarter of 2009. Revenues decreased by $33.0 million to $12.1 million for the three months ended June 30, 2010, from revenues of $45.2 million for the three months ended June 30, 2009. The Company had a loss per common share for the three months ended June 30, 2010 of $1.63 both on a diluted and basic basis, compared to earnings per common share of $2.53 on both a diluted and basic basis for the three months ended June 30, 2009. Net income in the quarter ended June 30, 2009 included a nonrecurring gain on recoveries from contractual loan purchase rights in the aggregate amount of $30.6 million, which was received in the second quarter of 2009.
Our total debt outstanding increased slightly to $1.373 billion at June 30, 2010 from $1.370 billion at March 31, 2010 due to the addition of accrued and unpaid interest at a fixed interest rate of 15% on Tranche C debt. Interest expense decreased by $328,000 or 2%, including the cost of the interest-rate swaps, during the second quarter of 2010 compared with the same period in 2009, as a result of both lower interest expense on borrowed funds and lower costs of interest rate swaps during the quarter ended June 30, 2010. At June 30, 2010, the weighted average interest rate of borrowed funds was 4.14%. Collection, general and administrative expenses increased by $1.2 million, or 18%, to $8.1 million during the three months ended June 30, 2010, from $6.9 million for the same period in 2009 due principally to increased third-party servicing costs incurred for servicing the Bank’s portfolio. Stockholders’ deficit increased to $821.3 million at June 30, 2010, or a deficit book value per common share at June 30, 2010 of approximately $102.28, from stockholders’ deficit of $806.8 million at December 31, 2009.
Revenues. Revenues decreased by $33.0 million to $12.1 million during the second quarter of 2010, or 73%, from revenues of $45.2 million during the same period in 2009. Revenues include interest income, dividend income, purchase discount earned, loss on mortgage loans and real estate held for sale, loss on valuation of trust certificates and notes receivable held for sale, fair valuation adjustments, gain on sale of OREO and servicing fees and other income.
Interest income decreased by $5.8 million, or 35%, to $10.9 million during the three months ended June 30, 2010 from $16.7 million during the three months ended June 30, 2009. The decrease in interest income principally reflected an approximate 28% decrease in the amount of interest collected during the three months ended June 30, 2010 as compared to the same period last year due to increased serious delinquencies in the Company’s loan portfolio. The Company changed its accrual policy on March 31, 2009 to only accrue one month of interest on performing loans.

Dividend income from the investment in REIT securities, received in exchange for Trust Certificated transferred to the Bank’s REIT on March 31, 2009, was $10.6 million during the three months ended June 30, 2010 and 2009.
Gain on recovery of contractual loan purchase rights amounted to $30.6 million during the three months ended June 30, 2009. The gain was the result of proceeds received from contractual loan purchase rights during the three months ended June 30, 2009. There was no gain on recovery of contractual loan purchase rights in the three months ended June 30, 2010.
Fair valuation adjustments (fair value adjustments of the investment in trust certificates and the nonrecourse liability) amounted to a net loss of $10.9 million for the three months ended June 30, 2010, compared to a net loss of $14.4 million for the three months ended June 30, 2009. Included in the fair valuation adjustments in the three months ended June 30, 2010 were a net decrease of $36.1 million in the valuation of the nonrecourse liability, a gain on OREO sold in the amount of $2.6 million, a valuation loss on trust certificates of $5.7 million and various other net negative adjustments of approximately $7.8 million, which included expenses recognized on the nonrecourse liability equal to the interest income and fees received of approximately $4.1 million and fair value adjustments to the nonrecourse liability for offsets to OREO gains of approximately a negative $3.5 million. Included in the fair valuation adjustments in the three months ended June 30, 2009 were a net increase of $16.4 million in the valuation on the nonrecourse liability, a loss on OREO sold in the amount of $11.6 million, a valuation write-down on OREO and various other negative adjustments to the fair value in the amount of approximately $2.8 million, net.
Servicing fees and other income (principally third-party subservicing fees, third-party acquisition services fees and late charges, prepayment penalties and other miscellaneous servicing revenues) decreased by $187,000, or 11%, to $1.5 million during the three months ended June 30, 2010 from $1.7 million during the corresponding period last year. This decrease was principally the result of decreased recoveries of outside foreclosure attorney costs from delinquent borrowers, reduced late charges collected from delinquent borrowers, no prepayment penalties due to the absence of loan payoffs in the current quarter, the nonaccrual of administrative fees associated with services provided to the Bosco entity by FCMC, and a reduction of $396,000 in the servicing fees recognized on the portfolio of loans serviced for Bosco as a result of amendments to the servicing contract with Bosco effective in February and October 2009. The decreases in servicing fees and other income were partially offset by $219,000 of due diligence fees earned from third parties during the three months ended June 30, 2010 and a nonrecurring reimbursement from a state agency.
Operating Expenses. Operating expenses increased by $624,000, or 3%, to $25.1 million during the second quarter of 2010 from $24.5 million during the same period in 2009. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

Interest expense decreased by $328,000, or 2%, to $16.8 million during the three months ended June 30, 2010, from $17.1 million during the three months ended June 30, 2009. This decrease was the result of both lower interest expense on borrowed funds and lower costs of interest rate swaps during the quarter ended June 30, 2010 compared with the quarter ended June 30, 2009. Interest expense on borrowed funds, excluding the cost of interest rate swaps, declined $177,000 during the three months ended June 30, 2010 due to a reduced average balance of borrowed funds, and a somewhat lower LIBOR rate. However, this reduction in interest expense was significantly negatively affected, and almost offset, by an increase in the interest expense of the Company’s Tranche C debt, the principal amount of which increased from $125 million at March 31, 2009 to $151.0 million at June 30, 2010 due to the addition of accrued and unpaid interest at a fixed interest rate of 15%. The average cost of funds, including interest rate swaps, during the three months ended June 30, 2010 was 4.89%, compared to 4.71% during the three months ended June 30, 2009, principally reflecting the interest cost of the Company’s Tranche C debt. The Company has in place fixed-rate interest rate swaps in order to limit the negative effect of a rise in short-term interest rates by effectively stabilizing the future interest payments on a portion of its variable-rate debt. Because short-term interest rates have actually declined in the months following the purchases of these swaps, and have remained at extremely low levels, and due to the amortization of the AOCL balance, which was offset somewhat by an increase in the fair value of the swaps, the interest rate swaps actually increased the Company’s interest cost in the quarter ended June 30, 2010 by $2.7 million. However, compared with the same quarter of 2009, the cost of the interest-rate swaps decreased by $151,000. At June 30, 2010, the weighted average interest rate of our borrowed funds, exclusive of the effect of the interest-rate swaps, was 4.14%, compared with 3.92% at June 30, 2009.
Collection, general and administrative expenses increased by $1.2 million, or 18%, to $8.1 million during the three months ended June 30, 2010, from $6.9 million during the corresponding period in 2009. For the purpose of the discussion below comparing collection, general and administrative expenses incurred by the Company on a recurring basis, the following costs are excluded from the quarter-to-quarter change analysis: (i) third-party servicing expenses, which since the March 31, 2009 Restructuring are reimbursed by the Bank, in the aggregate amount of $2.7 million and $1.8 million, respectively, during the quarter ended June 30, 2010 and 2009. These third-party servicing expenses are, however, included in the consolidated statements of operations due to the treatment for accounting purposes of the transfer of the trust certificates, representing ownership in approximately 83% of the Portfolio transferred to the REIT, as a financing in accordance with GAAP and, as a result the mortgage loans and real estate have remained on the Company’s balance sheet. Therefore, the third-party costs incurred by us in the servicing and collection of the Bank’s loans and reimbursed by the Bank, for purposes of these consolidated financial statements, are not treated as reimbursed third-party servicing costs but as additional collection, general and administrative expenses as if the Company owned and self serviced the loans, with an offsetting amount included in fair valuation adjustments, which had no impact on the Company’s consolidated net loss. The third-party servicing costs increased in the three months ended June 30, 2010 from the period ended June 30, 2009 due to increased legal fees, REO expenses and various other third-party collection costs due to more aggressive servicing work rules applicable under our servicing agreement with the Bank during the three months ended June 30, 2010 as compared to the same quarter last year.
Exclusive of these items described above, collection, general and administrative expenses increased by $384,000, or 8%, in the three months ended June 30, 2010, from $5.1 million during the corresponding period in 2009. Salaries and employee benefits expenses decreased by $308,000, or 9%, to $3.1 million during the three months ended June 30, 2010, from $3.4 million during the three months ended June 30, 2009, due to reductions in staff throughout the Company. The number of servicing employees decreased to 97 at June 30, 2010, from 129 employees at June 30, 2009. The Company ended the three months ended June 30, 2010 with 134 employees, compared with 178 employees at June 30, 2009. Included in the reduced number of employees at June 30, 2010 were employees laid off in June 2010. The cost reduction associated with the June 2010 reduction in force will be realized, however, beginning in July 2010. Salaries and employee benefits expenses were reduced in the three months ended June 30, 2009 due to across the board salary reductions that were effective April 1, 2009. Effective September 1, 2009 (and effective for senior officers on January 1, 2010 other than the President and the Chief Financial Officer) salaries and employee benefits were increased to the levels that had been applicable before the reductions. The Company experienced an increase in corporate legal expenditures of $113,000, or 87%, to $243,000 from $130,000 as compared to the same three-month period last year, with the increase principally due to additional costs related to our Restructuring Agreements and litigation matters that were not incurred in the prior year quarter. Professional fees increased by $249,000, or 58%, to $680,000 from $431,000, principally due to outside tax consulting associated with the early preparation of our 2009 tax return, as requested by the Bank, SAS 70 fees related to our servicing operations and the timing of audit expense payments, as compared to the same period last year, which were partially offset by a reduction in our outside audit engagement fee. The reduction in outside audit fees was due to (i) the Company’s changed business model where the complex accounting for possible loan losses and purchase discount on acquired subprime portfolios of mortgage loans is no longer necessary and (ii) management’s evaluation of the costs of outside audit services, including a competitive bid process, resulted in securing outside audit services at a reduced cost. Various other general and administrative expenses increased by $330,000 primarily due to increased promotional, travel, computer license and property and franchise tax expenses during the three months ended June 30, 2010.
Amortization of deferred financing costs decreased by $260,000, or 90%, to $29,000 during the second quarter of 2010 from $289,000 during the second quarter of 2009. This decrease resulted primarily from a reduction in portfolio collections that culminated in a decrease in the pay down of our borrowed funds made in accordance with the terms of the Restructuring Agreements.
Depreciation expenses decreased by $16,000, or 10%, to $142,000 in the second quarter of 2010. This decrease during the three months ended June 30, 2010 was principally due to fully depreciated assets during the past twelve months and a reduction in assets purchased compared with the same quarterly period in 2009.
Our pre-tax income decreased by $33.7 million to a pre-tax loss of $13.0 million during the three months ended June 30, 2010, from pre-tax income of $20.7 million during the three months ended June 30, 2009 for the reasons set forth above.
The Company recorded a state income tax expense of $74,000 on income from one of its subsidiaries during the three months ended June 30, 2010, compared to a state income tax expense of $433,000 during the three months ended June 30, 2009.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Overview. The Company had a net loss attributed to common stockholders of $19.8 million for the first half of 2010, compared with a net loss of $342.1 million for the first half of 2009. Revenues increased by $312.0 million to $31.6 million for the six months ended June 30, 2010, from a loss of $280.3 million for the six months ended June 30, 2009. The Company had a loss per common share for the six months ended June 30, 2010 of $2.47 both on a diluted and basic basis, compared to a loss per share of $42.78 on both a diluted and basic basis for the six months ended June 30, 2009. The net loss in the first half of 2009 resulted principally from the loss recognized by the Company on 83% of the Portfolio contributed to the Trust as a result of the transfer of trust certificates representing that percentage of ownership of the Trust to the Bank in exchange for the preferred and common stock of the Bank’s REIT. The REIT Securities, common and preferred shares, had an aggregate value of $477.3 million intended to approximate the fair market value of the trust certificates transferred to the Bank as of March 31, 2009. The Company incurred a loss of $282.6 million on the transfer of assets. In addition, the Company recognized a loss of $62.7 million on the valuation of the remaining investments on the Company’s balance sheet, approximately 17% of the Portfolio transferred to the Trust in exchange for trust certificates and the remaining loans not subject to the Restructuring.

Our total debt outstanding increased slightly to $1.373 billion at June 30, 2010 from $1.368 billion at December 31, 2009. As a result of the March 31, 2009 Restructuring of our debt and the effect of an interest rate of 15% on $125 million of Tranche C debt, interest expense increased by $1.0 million, or 3%, including the cost of the interest-rate swaps, during the first half of 2010 compared with the same period in 2009. Interest expense on borrowed funds increased $3.7 million during the six months ended June 30, 2010, while the cost of the interest-rate swaps decreased by $2.7 million. Our average cost of funds, excluding the cost of interest-rate swaps, during the six months ended June 30, 2010 increased to 4.03% from 3.31% during the six months ended June 30, 2009. At June 30, 2010, the weighted average interest rate of borrowed funds was 4.14%. Collection, general and administrative expenses decreased by $10.6 million, or 41%, to $15.0 million during the six months ended June 30, 2010, from $25.6 million for the same period in 2009 due principally to costs incurred in the first quarter of 2009 for the March 2009 Restructuring, reduced third-party servicing costs incurred for servicing the Portfolio and generally reduced costs throughout the Company. Stockholders’ deficit increased to $821.3 million at June 30, 2010, or a deficit book value per common share at June 30, 2010 of approximately $102.28, from stockholders’ deficit of $806.8 million at December 31, 2009.
Revenues. Revenues increased by $312.0 million to $31.6 million during the first half of 2010, from a loss of $280.3 million during the same period in 2009. Revenues include interest income, dividend income, purchase discount earned, loss on mortgage loans and real estate held for sale, loss on valuation of trust certificates and notes receivable held for sale, fair valuation adjustments, gain on sale of OREO and servicing fees and other income.
Interest income decreased by $10.8 million, or 33%, to $22.4 million during the six months ended June 30, 2010 from $33.1 million during the six months ended June 30, 2009. The decrease in interest income reflected an approximate 33% decrease in the amount of interest collected during the six months ended June 30, 2010 as compared to the same period last year due to increased serious delinquencies in the Company’s loan portfolio. The Company changed its accrual policy on March 31, 2009 to only accrue one month of interest on performing loans.
Dividend income from the investment in REIT securities, received in exchange for Trust Certificated transferred to the Bank’s REIT on March 31, 2009, was $21.3 million during the six months ended June 30, 2010, compared to $10.6 million during the same period last year. The increase in dividend income was the result of dividends on the REIT securities being effective after the March 2009 Restructuring and, therefore, only a single quarter of income earned during the six months ended June 30, 2009.
There was no purchase discount earned during the first half of 2010 as purchase discount on loans acquired in past years was eliminated effective March 31, 2009 with the Restructuring. During the first half of 2009, purchase discount earned amounted to $392,000.
Gain on recovery of contractual loan purchase rights amounted to $30.6 million during the six months ended June 30, 2009. The gain was the result of proceeds received from contractual loan purchase rights during the three months ended June 30, 2009. There was no gain on recovery of contractual loan purchase rights in the six months ended June 30, 2010.
Loss on mortgage loans and real estate held for sale, which was the result of the Restructuring at March 31, 2009, was $282.6 million during the six months ended June 30, 2009. There was no such loss during the first half of 2010 as subsequent changes in fair value are reflected as Fair valuation adjustments. On March 31, 2009, the Company transferred trust certificates in the Trust having a carrying value approximating $759.9 million, representing approximately 83% of the trust certificates representing the Portfolio previously transferred to the Trust, in exchange for preferred and common stock in Huntington’s REIT (REIT Securities) with a fair market value approximating $477.3 million. The loss represented the application of fair market value accounting that resulted in a write-down to fair market value. Included in the realized loss from the March 31, 2009 exchange was a charge-off of accrued interest on the loans exchanged in the amount of $8.6 million that was not collected as part of the Restructuring.

Loss on valuation of investment in trust certificates, mortgage loans and real estate held for sale, which was the result of the Restructuring at March 31, 2009, was $62.7 million during the six months ended June 30, 2009. There was no such loss during the first quarter of 2010 as subsequent changes in fair value are reflected as Fair valuation adjustments. At March 31, 2009, effective with the Restructuring, the retained trust certificates in the Trust had a book value of approximately $151.2 million, representing approximately the remaining 17% of the Company’s economic interest in the Portfolio, exclusive of the assets collateralizing the Unrestructured Debt, were classified as “available for sale” and fair market value accounting was applied that resulted in a write-down to fair market value approximating $95.8 million. The loans collateralizing the Unrestructured Debt with a carrying value of $11.4 million were classified as “held for sale” and adjusted to approximate the fair market value of $4.1 million, which resulted in a realized a loss of $7.3 million.
Fair valuation adjustments (fair value adjustments of the investment in trust certificates and the nonrecourse liability) amounted to a net loss of $14.7 million for the six months ended June 30, 2010. Included in the fair valuation adjustments in the six months ended June 30, 2010 were a net decrease of $34.1 million in the valuation of the nonrecourse liability, a gain on OREO sold in the amount of $4.3 million, a valuation loss on trust certificates of $3.7 million and various other net negative adjustments of approximately $15.3 million, which included expenses recognized on the nonrecourse liability equal to the interest income and fees received of approximately $9.3 million and fair value adjustments to the nonrecourse liability for offsets to OREO gains of approximately a negative $5.9 million. Included in the fair valuation adjustments in the six months ended June 30, 2009 were a net increase of $14.4 million in the valuation on the nonrecourse liability, a loss on OREO sold in the amount of $11.6 million, a valuation write-down on OREO and various other adjustments to the fair value in the amount of approximately $2.8 million, net.
During the six months ended June 30, 2010, gains and losses on sales of OREO were reflected as fair valuation adjustments. During the six months ended June 30, 2009, we realized a net gain of $374,000 from the sales of 198 OREO properties with an aggregate carrying value of $18.9 million.
Servicing fees and other income (principally third-party subservicing fees, third-party acquisition services fees and late charges, prepayment penalties and other miscellaneous servicing revenues) decreased by $1.5 million, or 36%, to $2.7 million during the six months ended June 30, 2010 from $4.2 million during the corresponding period last year. This decrease was principally the result of decreased recoveries of outside foreclosure attorney costs from delinquent borrowers, reduced late charges collected from delinquent borrowers, significantly reduced prepayment penalties due to a continuing slower rate of loan payoffs, the nonaccrual of administrative fees associated with services provided to the Bosco entity by FCMC, and a reduction of $878,000 in the servicing fees recognized on the portfolio of loans serviced for Bosco as a result of amendments to the servicing contract with Bosco effective in February and October 2009. The decreases in income were partially offset by $337,000 of due diligence fees earned from third parties during the six months ended June 30, 2010 and a nonrecurring reimbursement received from a state agency in the second quarter of 2010.
Operating Expenses. Operating expenses decreased by $10.2 million, or 17%, to $51.2 million during the first half of 2010 from $61.3 million during the same period in 2009. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

Interest expense increased by $1.0 million, or 3%, to $35.8 million during the six months ended June 30, 2010, from $34.8 million during the six months ended June 30, 2009. This increase was the result of a higher average cost of borrowed funds during the six months ended June 30, 2010 of 5.23%, compared to 4.83% during the six months ended June 30, 2009, principally reflecting the interest cost of the Company’s Tranche C debt, the principal amount of which increased from $125 million at March 31, 2009 to $151.0 million at June 30, 2010 due to the addition of accrued and unpaid interest at a fixed interest rate of 15%. Interest expense on borrowed funds, excluding the cost of interest rate swaps, increased $3.7 million during the six months ended June 30, 2010 due principally to the 15% interest rate on $125 million of Tranche C debt effective as of the March 31, 2009 Restructuring and an increased balance of Tranche C debt to $151.0 million at June 30, 2010 due to the addition of accrued and unpaid interest at a fixed interest rate of 15%, offset somewhat by a reduced average balance of borrowed funds during the six months ended June 30, 2010. The Company has in place fixed-rate interest rate swaps in order to limit the negative effect of a rise in short-term interest rates by effectively stabilizing the future interest payments on a portion of its variable-rate debt. Because short-term interest rates have actually declined in the months following the purchases of these swaps and due to the amortization of the AOCL balance, which was offset somewhat by an increase in the fair value of the swaps, the interest rate swaps actually increased the Company’s interest cost in the six months ended June 30, 2010 by $8.2 million. However, compared with the same six months of 2009, the cost of the interest-rate swaps decreased by $2.7 million. At June 30, 2010, the weighted average interest rate of our borrowed funds, exclusive of the effect of the interest-rate swaps, was 4.14%, compared with 3.92% at June 30, 2009.
Collection, general and administrative expenses decreased by $10.6 million, or 41%, to $15.0 million during the six months ended June 30, 2010, from $25.6 million during the corresponding period in 2009. For the purpose of the discussion below of comparing collection, general and administrative expenses incurred by the Company on a recurring basis, the following costs are excluded from the six months-to-six months change analysis: (i) Restructuring costs incurred in the first quarter of 2009 in the aggregate amount of $5.5 million and not incurred in the current year; and, (ii) third-party servicing expenses, which since the March 31, 2009 Restructuring are reimbursed by the Bank, in the aggregate amount of $4.5 million and $7.2 million, respectively, during the six months ended June 30, 2010 and 2009. These third-party servicing expenses are, however, included in the consolidated statements of operations due to the treatment for accounting purposes of the transfer of the trust certificates, representing ownership in approximately 83% of the Portfolio transferred to the REIT, as a financing in accordance with GAAP and, as a result the mortgage loans and real estate have remained on the Company’s balance sheet. Therefore, the third-party costs incurred by us in the servicing and collection of the Bank’s loans and reimbursed by the Bank, for purposes of these consolidated financial statements, are not treated as reimbursed third-party servicing costs but as additional collection, general and administrative expenses as if the Company owned and self serviced the loans, with an offsetting amount included in fair valuation adjustments, which had no impact on the Company’s consolidated net loss. The third-party servicing costs were substantially decreased in the six months ended June 30, 2010 from the same period ended June 30, 2009 as the Bank modified the work rules applicable under our servicing agreement for the Company as servicer of the Portfolio, particularly for collection, loss mitigation, deficiency foreclosure, bankruptcy and judgment activities for delinquent loans, and OREO, and there were substantially fewer OREO properties and OREO additions and dispositions during the first six months of 2010.

Exclusive of these items described above, collection, general and administrative expenses decreased by $2.3 million, or 18%, in the six months ended June 30, 2010, from $12.9 million during the corresponding period in 2009. Salaries and employee benefits expenses decreased by $2.2 million, or 27%, to $6.1 million during the six months ended June 30, 2010, from $8.3 million during the six months ended June 30, 2009, due to reductions in staff throughout the Company. These reductions in salaries and employee benefits expenses, effective April 1, 2009 were somewhat offset by increases in salaries and employee benefits, effective September 1, 2009 for most of the staff and effective January 1, 2010 for senior officers other than the President and the Chief Financial Officer, to the levels that had been applicable before the reductions. The number of servicing employees decreased to 97 at June 30, 2010, from 129 employees at June 30, 2009 and 159 employees at December 31, 2008. The Company ended the six months ended June 30, 2010 with 134 employees, compared with 178 employees at June 30, 2009 and 220 employees at December 31, 2008. The Company also experienced a decrease in corporate legal expenditures of $222,000, or 25%, to $665,000 from $887,000 as compared to the same six-month period last year, with the decrease principally related to legal costs that were incurred for a nonrecurring matter in the six months ended June 30, 2009. Professional fees increased by $92,000, or 10%, to $1.1 from $1.0 million, principally due to outside tax consulting associated with the early preparation of our tax return, as requested by the Bank, SAS 70 fees related to our servicing operations and the timing of audit expense payments, as compared to the same period last year, which were partially offset by a reduction in our outside audit engagement fee. The reduction in outside audit fees was due to (i) the Company’s changed business model where the complex accounting for possible loan losses and purchase discount on acquired subprime portfolios of mortgage loans is no longer necessary and (ii) management’s evaluation of the costs of outside audit services, including a competitive bid process, resulted in securing outside audit services at a reduced cost. Various other general and administrative expenses increased slightly by $6,000 during the six months ended June 30, 2010.
There was no provision for loan losses during the six months ended June 30, 2010, compared with a provision of $169,000 during the six months ended June 30, 2009. The absence of a provision for loan losses during the six months ended June 30, 2010 and the virtual absence of a provision for loan losses since the first quarter of 2009 are reflective of the transfer of a significant portion of our portfolio of notes receivable, loans held for sale and OREO properties to the Bank on March 31, 2009 and the exchange and retention, principally in the form of trust certificates, of the remaining portion of our portfolio of notes receivable, loans held for sale and OREO properties as part of the Restructuring. As a result of the Restructuring and the exchange of the Company’s loans and OREO assets for investments carried at either fair market value or lower of cost or market value, an allowance for loan losses is no longer necessary.
Amortization of deferred financing costs decreased by $392,000, or 86%, to $64,000 during the first half of 2010 from $455,000 during the first half of 2009. This decrease resulted primarily from a reduction in portfolio collections that culminated in a decrease in the pay down of our borrowed funds made in accordance with the terms of the Restructuring Agreements.
Depreciation expenses decreased by $27,000, or 9%, to $288,000 in the first six months of 2010. This decrease during the six months ended June 30, 2010 was principally due to fully depreciated assets during the past twelve months and a reduction in assets purchased compared with the same quarterly period in 2009.
Our pre-tax loss decreased by $322.2 million to a loss of $19.6 million during the six months ended June 30, 2010, from a loss of $341.7 million during the six months ended June 30, 2009 for the reasons set forth above.
The Company recorded a state income tax expense of $172,000 on income from one of its subsidiaries during the six months ended June 30, 2010, compared to a state income tax expense of $433,000 during the six months ended June 30, 2009.

Liquidity and Capital Resources
General
We ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the Bank.
As of June 30, 2010, we had one limited source of external funding to meet our liquidity requirements, in addition to the cash flow provided from servicing loans and performing due diligence services for third parties, dividends from preferred stock in a REIT owned by a Huntington subsidiary, and borrower payments of interest and principal from the notes receivable held for sale and the mortgage loans collateralizing the owned trust certificates. As a direct result of the Bank’s REIT not declaring dividends throughout the remainder of 2010, which the Company was verbally advised of on July 23, 2010, the Company will be unable to pay monthly interest due on Tranche A debt under the Legacy Credit Agreement with the Bank. Accordingly, the Company, under the terms of the Legacy Credit Agreement, anticipates that it will elect to accrue interest on Tranche A debt, to the extent not paid (due to the temporary deferral of preferred dividends by the REIT), through distributions made on the Company’s investment in Trust Certificates of the Trust, by adding the amount unpaid to the outstanding principal balance of the Tranche A debt.
See Note 1 — “Business — Going Concern Uncertainty — Franklin Holding,” Note 7 — “Notes Payable and Financing Agreements — March 2009 Restructuring,” and Note 11 — “Subsequent Events.”
We are required to submit all payments we receive from our preferred stock investments, the trust certificates that we own and the notes receivable held for sale to a lockbox, which is controlled by the Bank. Substantially all amounts submitted to the lockbox are used to pay down amounts outstanding under our Legacy Credit Agreement with the Bank. If the cash flow received from servicing loans and performing due diligence services for third parties is insufficient to sustain the cost of operating our business, and we have fully utilized our licensing credit facilities, there is no guarantee that we can continue in business. The Bank can terminate without cause the Servicing Agreement with the Company without penalty on 90 days prior written notice, or 30 days prior written notice in connection with a sale of some or all of the assets serviced for the Trust.
Short-term Investments. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk. As of June 30, 2010, all of the Company’s unrestricted cash was invested in money market accounts and certificates of deposits held at the Bank.
Cash Flow from Operating, Investing and Financing Activities
Liquidity represents our ability to obtain adequate funding to meet our financial obligations. As of June 30, 2010 and since March 31, 2009, our liquidity position is, and has been, affected principally by the collections from servicing the Portfolio and distributions from the trust certificates and the dividends received from the preferred stock investment in the Huntington subsidiary REIT.
At June 30, 2010, we had cash and cash equivalents of $17.9 million compared with $16.0 million at December 31, 2009. Restricted cash of $2.6 million at both June 30, 2010 and December 31, 2009, was restricted under our credit agreements and lockbox facility with the Bank.

Changes in several of the cash flows noted in the explanations that follow were the result of the March 31, 2009 Restructuring and the resultant changed asset classifications form notes receivable and originated loans held for investment to investment in trust certificates at fair value and mortgage loans and real estate held for sale.
Net cash provided by operating activities was $36.1 million as of June 30, 2010, compared with net cash provided of $63.7 million during the six months ended June 30, 2009. The decrease in cash provided by operating activities was primarily due to the decreases in principal collections on mortgage loans held for sale and proceeds from the sale of real estate held for sale during the period as a result of a declining portfolio, coupled with increased delinquencies, that were only partially offset by an increase in paid in kind interest and significant changes in other assets and liabilities.
Net cash provided by investing activities was $457,000 in the six months ended June 30, 2010, compared to $62.5 million of cash provided in the six months ended June 30, 2009. The decrease in cash provided by investing activities during the six months ended June 30, 2010 was due primarily to reductions in principal collections on both notes receivable and loans held for investment, decreased proceeds from the sale of OREO properties and a reduction in restricted cash, which was significantly higher at December 31, 2008.
Net cash used in financing activities decreased to approximately $34.6 million during the six months ended June 30, 2010, compared to $134.3 million used during the six months ended June 30, 2009. The decrease in cash used in financing activities during the six months ended June 30, 2010 was due to a reduction in principal payments of notes receivable for the reasons set forth above.
Borrowings
As of June 30, 2010, the Company had total borrowings of $1.37 billion under the Restructuring Agreements, of which $1.33 billion was subject to the Legacy Credit Agreement and $39.1 million remained under a credit facility excluded from the Restructuring Agreements (the Unrestructured Debt). During the six months ended June 30, 2010, while the Company made principal payments on the senior portion (Tranche A) of the notes payable in the amount of $13.2 million, total notes payable outstanding increased by $5.3 million. While the balance of the Tranche A debt was reduced by $13.2 million during the six months ended June 30, 2010, the balance of the subordinate portions (Tranches B and C) of notes payable actually increased during this six-month period as interest due and unpaid was accrued and added to the outstanding debt balance as per the terms of Restructuring Agreements, which require all available cash to be applied to interest and principal on Tranche A until paid in full before payments can be applied to Tranches B and C.
Substantially all of the debt under these facilities was incurred in connection with the Company’s purchase and origination of residential 1-4 family mortgage loans prior to December 2007. These borrowings are shown in the Company’s financial statements as “Notes payable” (referred to as “term loans” or “term debt” herein).We ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the Bank. In 2008, the Company changed its business model to seek to become a provider to third parties of loan servicing and recovery collection services, due diligence and certain other services for residential mortgage loans and assets.
At June 30, 2010 and December 31, 2009, FCMC owed $1 million under the revolving line of its Licensing Credit Agreement with the Bank, which is shown in the Company’s financial statements as “Financing agreement.”

See Note 7 — “Notes Payable and Financing Agreements” and Note 11 — “Subsequent Events.”
Interest Rate Swaps
At June 30, 2010, the Company had $390 million, notional amount, of interest rate swaps outstanding.
During 2008, the Company entered into a series of fixed-rate interest rate swaps with the Bank in order to effectively stabilize the future interest payments on a portion of its interest-sensitive borrowings. The fixed-rate swaps are for periods ranging from one to four years, and are non-amortizing. These swaps effectively fixed the Company’s interest costs on a portion of its borrowings regardless of increases or decreases in the one-month LIBOR. On March 5, 2009, $220 million of one-year interest rate swaps matured and have not been replaced.
Under these swap agreements, the Company makes interest payments to the Bank at fixed rates and receives interest payments from the Bank on the same notional amounts at variable rates based on LIBOR. Effective December 28, 2007, the Company pays interest on its interest-sensitive borrowings, principally based on one-month LIBOR plus applicable margins.
In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after $759.1 million remaining at June 30, 2010 of Tranche A debt owed to the Bank has been paid in full. See Note 7 — “Notes Payable and Financing Agreements.”
The unamortized balance of derivative losses in the amount of $24.0 million at December 31, 2008, as a result of the Company electing to cease hedge accounting is amortized to interest expense over time. The amount amortized during the six months ended June 30, 2010 was $5.2 million, which increased our interest expense. The balance of unamortized derivative losses at June 30, 2010 was $7.1 million.
The following table presents the notional and fair value amounts of the interest rate swaps outstanding at June 30, 2010.

Notional Amount	Term	Maturity Date	Fixed Rate	Estimated Fair Value*
$275,000,000	3 years	March 5, 2011	3.47%	$(6,751,931)
70,000,000	3 years	March 5, 2011	3.11%	(1,244,467)
45,000,000	4 years	March 5, 2012	3.43%	(1,962,247)

$390,000,000				$(9,958,645)

*	Determined in accordance with Topic 820, Fair Value Measurements and Disclosures, based upon a “Level 2” valuation methodology.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, real estate, delinquency and default risks of the loans that we service for third parties, the loans in the Portfolio (although transferred to the Bank, for accounting purposes the portfolio is treated as a financing under GAAP and remains on the balance sheet), and changes in corporate tax rates. A material change in these rates or risks could adversely affect our operating results and cash flows.
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
The Company’s operating results depend in large part on differences between the interest earned on its assets and the interest paid on its borrowings. Most of the Company’s assets, consisting primarily of REIT Securities (principally preferred REIT stock) and Trust Certificates (collateralized by mortgage loans and real estate owned properties) generate fixed returns and have remaining contractual maturities in excess of five years. Our borrowings are based on one-month LIBOR. In most cases, the interest income from our assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest income and, therefore, net income. Our borrowings bear interest at rates that fluctuate with the one-month LIBOR rate. We use from time to time interest-rate derivatives, essentially interest-rate swaps, to hedge our interest rate exposure by converting a portion of our highly interest-sensitive borrowings from variable-rate payments to fixed-rate payments. Based on approximately $832.7 million of unhedged interest-rate sensitive borrowings outstanding at June 30, 2010, a 1% instantaneous and sustained increase in one-month LIBOR could increase quarterly interest expense by as much as approximately $2.1 million, pre-tax, during the remaining terms of the swap agreements, which would negatively impact our quarterly after-tax net income or loss. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income, or increase net loss, and the market value of our net assets. If the Company’s existing swap contracts expire, and are not renewed, a 1% instantaneous and sustained increase in one-month LIBOR would have the effect of increasing quarterly interest expense by approximately $3.1 million, pre-tax. See “Management’s Discussion and Analysis — Borrowings.”

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
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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
The risk factors discussed in detail in the Company’s Form 10-K filed on March 31, 2010 include the following:
Risks Related to Our Business
•	A prolonged economic slowdown or a lengthy or severe recession could harm our operations, particularly if it results in a decline in the real estate market.
•	The Company may not be able to continue as a going concern.
•	Our credit facilities and servicing agreement with the Bank require us to observe certain covenants, and our failure to satisfy such covenants could render us insolvent.
•	Based on our current rate of collections on the assets we transferred to the Trust under the Restructuring Agreement, without a significant special transaction, we may not be able to achieve the minimum amount of net remittances necessary to reduce the pledge of FCMC stock to the Bank from 70% to a minimum of 20% (which due to a failure to achieve the first collection target by March 31, 2010, the minimum is currently 25%) or at all.
•	If our lenders fail to renew our loans under the Licensing Credit Agreement for additional terms or provide us with refinancing opportunities, our indebtedness under the $2 million revolving line (which effective June 20, 2010, was reduced to $1 million) will become due and payable in 2011; and, the draw line for working capital needs of FCMC will expire on May 31, 2010 (and which expired unrenewed).

•	If our lenders fail to renew our loans under the Legacy Credit Agreement for additional terms or provide us with refinancing opportunities, our legacy indebtedness will become due and payable in 2012.
•	If our lenders fail to extend the Forbearance Agreement covering the Unrestructured Deb (which has been extended to September 30, 2010), the Unrestructured Debt will become due and payable and the Bank would be able to foreclose on the portion of the stock of FCMC pledged to it.
•	The Bank may transfer our rights as servicer to the assets we transferred to the Trust under the Restructuring Agreement to a third party (including, but not limited to, any of the loans affecting our ability to meet net worth requirements in New York).
•	The Bank may transfer our rights as servicer to any of the assets retained by the Trust and serviced under the New Trust Servicing Agreement after the Loan Sale, including, but not limited to, any of the loans affecting our ability to meet net worth requirements in New York or any of the assets retained by the Trust following the Loan Sale.
•	Our ability to fund operating expenses depends on the cash flow received from servicing loans for third parties.
•	Our business is sensitive to, and can be materially affected by, changes in interest rates.
•	The Bank may prevent our pursuing future business opportunities.
•	We may not be successful in entering into or implementing our planned business of providing servicing and other mortgage related services for other entities on a fee-paying basis.
•	If we do not obtain and maintain the appropriate state licenses, we will not be allowed to service mortgage loans in some states, which would adversely affect our operations.
•	A significant amount of the mortgage loans that we originated prior to the Restructuring and transferred to the Trust as part of the Restructuring are secured by property in New York and New Jersey, and our operations could be harmed by economic downturns or other adverse events in these states.
•	We may not be adequately protected against the risks inherent in servicing subprime residential mortgage loans.
•	A number of the second-lien mortgage loans that we service are subordinated to ARM or interest-only mortgages that may be subject to monthly payment increases, which may result in delinquencies and a decrease in servicing and collection revenues.
•	We are subject to losses from the mortgage loans we acquired and originated prior to the Restructuring due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, sellers of loans we acquired, vendors and our employees.
•	Legal proceedings could be brought which could adversely affect our financial results.
•	Given the nature of the industry in which we operate, our businesses is, and in the future may become, involved in various legal proceedings the ultimate resolution of which is inherently unpredictable and could have a material adverse effect on our business, financial position, results of operations or cash flows.

•	We are exposed to counter-party risk and there can be no assurances that we will manage or mitigate this risk effectively.
•	The success and growth of our servicing business will depend on our ability to adapt to and implement technological changes, and any failure to do so could result in a material adverse effect on our business.
•	If we do not manage the changes in our businesses effectively, our financial performance could be harmed.
•	The inability to attract and retain qualified employees could significantly harm our business.
•	An interruption in or breach of our information systems may result in lost business and increased expenses.
•	We are exposed to the risk of environmental liabilities with respect to properties to which we take title.
•	A loss of our Chairman and President may adversely affect our operations.
Risks Related to Our Financial Statements
•	Our financial condition and financial results can be materially affected by Federal Reserves Board policies and the capital markets.
•	We may become subject to liability and incur increased expenditures as a result of the restatement of our financial statements.
•	We may become subject to liability and incur increased expenditures as a result of our having reassessed our allowance for loan losses and our transfer of substantially all our mortgage portfolio related assets to the Bank.
•	Failures in our internal controls and disclosure controls and procedures could lead to material errors in our financial statements and cause us to fail to meet our reporting obligations.
Risks Related to the Regulation of Our Industry
•	New legislation and regulations directed at curbing predatory lending practices could restrict our ability to service non-prime residential mortgage loans, which could adversely impact our earnings.
•	The broad scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.
•	We may be subject to fines or other penalties based upon the conduct of our independent brokers.
•	We are subject to reputation risks from negative publicity concerning the subprime mortgage industry.

•	We are subject to significant legal and reputation risks and expenses under federal and state laws concerning privacy, use and security of customer information.
•	If many of the borrowers of the loans we service become subject to the Servicemembers Civil Relief Act of 2003, our cash flows and service fee income may be adversely affected.
•	Legislative action to provide mortgage relief may negatively impact our business.
Risks Related to Our Securities
•	Thomas J. Axon effectively controls our company, substantially reducing the influence of our other stockholders.
•	Our common stock is quoted only on the OTC Bulletin Board, which may adversely impact the price and liquidity of the common stock, and our ability to raise capital.
•	Our organizational documents, Delaware law and our Restructuring Agreements may make it harder for us to be acquired without the consent and cooperation of our board of directors, management and our Bank.
•	Our quarterly operating results may fluctuate and cause our stock price to decline.
•	Compliance with the rules of the market in which our common stock trades, and proposed and recently enacted changes in securities laws and regulations are likely to increase our costs.
There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, other than as set forth below, which risk factors should be read in conjunction with the other risk factors disclosed in our Form 10-K.
Additional Risks Related to Our Business
•	Under the Servicing Agreement entered into on March 31, 2009 as part of the Restructuring with the Bank, which was amended and restated as of August 1, 2010, the Bank with notice could terminate the Servicing Agreement if FCMC fails to maintain all material licenses and approvals required and necessary in each state where any mortgaged property, other real estate property serviced under the Servicing Agreement, or borrowers are located and such failure continues unremedied for five (5) business days.
•	There is no assurance that the New York State Banking Department will find the written capital plan of FCMC acceptable and not request modifications to the capital plan or deny FCMC’s application for registration as a mortgage servicer or that FCMC will be able to regain compliance with regulatory net worth requirements in New York State.
•	A denial of our application to be a registered mortgage servicer in the State of New York by the New York State Banking Department would entitle the Bank (with notice) to terminate the Servicing Agreement. In addition, such a failure to obtain or maintain our license to service mortgages loans as a registered mortgage servicer in New York would be a default under the Licensing Credit Agreement and Legacy Credit Agreement and, with notice, the Bank could also call an event of default under those agreements entered into in connection with the Restructuring, which, among other remedies, would entitle the Bank to foreclose on the assets of the Company pledged to the Bank, including on Franklin Holding’s pledge of 70% of the common stock of FCMC.

•	The Bank may transfer our rights as servicer to any of the assets retained by the Trust and serviced under the New Trust Servicing Agreement after the Loan Sale, including, but not limited to, any of the loans affecting our ability to meet net worth requirements in New York or any of the assets retained by the Trust following the Loan Sale.
•	The Purchaser of substantially all of the first mortgage liens owned by the Trust may transfer our rights as servicer to a third party.
On July 20, 2010, but effective as of July 1, 2010, FCMC entered into the Loan Sale Servicing Agreement with the Purchaser, pursuant to which FCMC will continue to provide servicing for the loans acquired by the Purchaser in the Loan Sale. However, the servicing of 25% of the loans acquired (based on unpaid principal balance) are to be transferred by FCMC to an affiliate of the Purchaser, which is expected to occur on or about September 1, 2010. With respect to the remaining 75% of the loans acquired (based on unpaid principal balance), the Purchaser, which is now the second largest servicing client of FCMC, has the right to terminate the servicing of any of such loans without cause upon ninety (90) calendar days prior written notice, subject to the payment of a termination fee for each such loan terminated. If the Purchaser terminated us as servicer of all of the assets acquired from the Trust, which would represent a significant loss of servicing revenue, our operations and financial condition would be adversely affected.
•	Due to the expected significant reduction in revenue for FCMC and early termination provisions under its only significant servicing contracts with independent third parties (i.e., the New Trust Servicing Agreement with the Trust and the Loan Sale Servicing Agreement with the Purchaser of loans from the Trust), compared to what had been earned previously for the servicing of the same assets, FCMC may be unable to add business or take appropriate cost saving measures to replace the reduced revenues.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number
3.1	First Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on December 24, 2008.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

10.3*	Amendment No.1 to Amended and Restated Credit Agreement and Replacement of Schedule to Amended and Restated Security Agreement by and among Franklin Credit Asset Corporation, Tribeca Lending Corp., Franklin Asset, LLC and the Other Borrowers Party thereto as Borrowers, the Financial Institutions Party thereto as Lenders, and the Huntington National Bank, as Administrative Agent, dated June 11, 2010.

10.4	Amendment No. 5 to First Amended and Restated Forbearance Agreement and Amendment to Credit Agreements, effective as of June 28, 2010, by and among the Registrant, Franklin Credit Asset Corporation, Flow 2006 F Corp., FCMC 2006 M Corp., FCMC 2006 K Corp. and The Huntington National Bank. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 28, 2010.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FRANKLIN CREDIT HOLDING CORPORATION
August 16, 2010

By:	/s/ THOMAS J. AXON
Thomas J. Axon
President (Principal Executive Officer)

August 16, 2010

By:	/s/ PAUL D. COLASONO
Paul D. Colasono
Executive Vice President and Chief Financial Officer (Principal Financial Officer)