Form 10-Q
period 2010-09-30
FRANKLIN CREDIT HOLDING CORP/DE/
filed 2010-11-15
CIK 831246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 10, 2010: 8,029,795

`FRANKLIN CREDIT HOLDING CORPORATION
FORM 10-Q

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$13,861,545	$15,963,115
Restricted cash	2,554,865	2,611,640
Investment in REIT securities	477,316,409	477,316,409
Investment in trust certificates at fair value	2,563,187	69,355,735
Mortgage loans and real estate held for sale	12,766,530	345,441,865
Notes receivable held for sale, net	2,528,377	3,575,323
Accrued interest receivable	31,769	41,337
Deferred financing costs, net	6,948,194	7,287,536
Other receivables	4,083,686	3,233,676
Building, furniture and equipment, net	1,192,267	1,529,418
Income tax receivable	—	5,592,370
Other assets	6,273,002	692,730

Total assets	$530,119,831	$932,641,154

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Liabilities:
Notes payable, net of debt discount of $182,272 at September 30, 2010 and $191,511 at December 31, 2009	$1,336,938,362	$1,367,199,323
Financing agreements	—	1,000,000
Nonrecourse liability	12,766,530	345,441,865
Accounts payable and accrued expenses	3,643,804	4,466,779
Taxes payable	525,509	—
Derivative liabilities, at fair value	7,740,761	13,144,591
Terminated derivative liability	8,200,000	8,200,000

Total liabilities	1,369,814,966	1,739,452,558

Commitments and Contingencies

Stockholders’ (Deficit):
Preferred stock, $0.001 par value; authorized 3,000,000; issued and outstanding: none	—	—
Common stock and additional paid-in capital, $0.01 par value, 22,000,000 authorized shares; issued and outstanding: 8,029,795 at September 30, 2010 and 8,012,795 at December 31, 2009	20,560,470	22,067,763
Noncontrolling interest in subsidiary	3,237,896	1,657,275
Accumulated other comprehensive (loss)	(5,116,619)	(12,310,764)
Retained (deficit)	(858,376,882)	(818,225,678)

Total stockholders’ (deficit)	(839,695,135)	(806,811,404)

Total liabilities and stockholders’ (deficit)	$530,119,831	$932,641,154

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Interest income	$4,618,827	$13,030,707	$26,970,424	$46,161,847
Dividend income	—	10,678,495	21,258,599	21,307,794
Purchase discount earned	—	—	—	392,127
Gain on recovery from contractual loan purchase rights	—	—	—	30,550,000
(Loss) on mortgage loans and real estate held for sale	—	—	—	(282,593,653)
(Loss) on valuation of investments in trust certificates and notes receivable held for sale	—	—	—	(62,651,940)
Fair valuation adjustments	(3,597,322)	(4,186,598)	(18,269,119)	(18,580,564)
Gain on sale of real estate owned	—	—	—	374,344
Servicing fees and other income	3,096,219	1,460,381	5,805,155	5,687,547

Total revenues/(losses)	4,117,724	20,982,985	35,765,059	(259,352,498)

Operating Expenses:
Interest expense	17,134,597	21,202,037	52,943,314	56,002,429
Collection, general and administrative	7,121,464	8,721,929	22,121,791	34,320,637
Provision for loan losses	—	—	—	169,479
Amortization of deferred financing costs	275,650	43,810	339,342	499,155
Depreciation	108,175	153,509	395,976	468,049

Total expenses	24,639,886	30,121,285	75,800,423	91,459,749

(Loss) before provision for income taxes	(20,522,162)	(9,138,300)	(40,035,364)	(350,812,247)
Income tax (benefit)/provision	(99,300)	238,475	73,000	671,640

Net (loss)	(20,422,862)	(9,376,775)	(40,108,364)	(351,483,887)
Net (loss)/income attributed to noncontrolling interest	(71,293)	192,670	42,840	398,750

Net (loss) attributed to common stockholders	$(20,351,569)	$(9,569,445)	$(40,151,204)	$(351,882,637)

Net (loss) per common share:
Basic and diluted	$(2.54)	$(1.20)	$(5.01)	$(43.98)

Weighted average number of shares outstanding:
Basic and diluted	8,021,295	8,006,545	8,020,921	8,000,295

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2010

				Accumulated
	Common Stock and		Noncontrolling	Other	Retained
	Additional Paid-in Capital		Interest	Comprehensive	(Deficit)/
	Shares	Amount	in Subsidiary	Loss	Earnings	Total
BALANCE, JANUARY 1, 2010	8,012,795	$22,067,763	$1,657,275	$(12,310,764)	$(818,225,678)	$(806,811,404)

Stock-based compensation	17,000	30,488	—	—	—	30,488
Net income attributed to minority interest	—	—	42,840	—	—	42,840
Additional 10% interest granted to noncontrolling interest	—	(1,537,781)	1,537,781	—	—	—
Amortization — unrealized loss on derivatives	—	—	—	7,194,145	—	7,194,145
Net (loss) attributed to common shareholders	—	—	—	—	(40,151,204)	(40,151,204)

BALANCE, SEPTEMBER 30, 2010	8,029,795	$20,560,470	$3,237,896	$(5,116,619)	$(858,376,882)	$(839,695,135)

For the three months ended September 30, 2010, the total comprehensive loss amounted to $18.4 million, which was comprised of the net loss of $20.4 million and the reversal of unrealized loss on derivatives of $2.0 million. For the three months ended September 30, 2009, the total comprehensive loss amounted to $5.6 million, which was comprised of the net loss of $9.6 million and the reversal of unrealized loss on derivatives of $4.0 million.
For the nine months ended September 30, 2010, the total comprehensive loss amounted to $33.0 million, which was comprised of the net loss of $40.2 million and the reversal of unrealized loss on derivatives of $7.2 million. For the nine months ended September 30, 2009, the total comprehensive loss amounted to $340.3 million, which was comprised of the net loss of $351.9 million and the reversal of unrealized loss on derivatives of $11.6 million.
See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) attributed to common shareholders	$(40,151,204)	$(351,882,637)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of real estate owned	—	(374,344)
Depreciation	395,976	468,049
Amortization of deferred costs and fees on originated loans, net	—	48,215
Loss on mortgage loans and real estate held for sale	—	282,593,653
Loss on value of investment in trust certificates and notes receivable held for sale	—	62,651,940
Fair valuation adjustments	18,269,119	18,580,565
Principal collections on mortgage loans and real estate held for sale, net	16,915,668	39,381,995
Paid in kind interest	33,429,445	16,287,530
Proceeds from the sales of mortgage loans and real estate held for sale	235,791,506	33,525,181
Proceeds from the sales of investment in trust certificates	44,740,727	—
Reductions of nonrecourse liability, net	(248,722,648)	(80,355,679)
Amortization of deferred financing costs	339,342	499,155
Amortization of debt discount	9,239	13,143
Stock-based compensation	30,488	196,365
Purchase discount earned	—	(392,127)
Provision for loan losses	—	169,479
Net income attributed to noncontrolling interest	42,840	398,750
Changes in operating assets and liabilities:
Accrued interest receivable	9,568	1,432,088
Other receivables	(850,010)	2,477,930
Income tax receivable	5,592,370	485,087
Taxes payable	525,509	—
Other assets	(5,580,272)	(257,401)
Transfer to fixed assets	—	—
Accounts payable and accrued expenses	967,340	(8,440,918)
Terminated derivative liability	—	8,200,000

Net cash provided by operating activities	61,755,003	25,706,019

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	56,775	26,685,066
Principal collections on notes receivable	845,122	11,141,145
Principal collections on loans held for investment	—	5,857,079
Proceeds from sale of real estate owned	—	19,227,015
Purchase of building, furniture and equipment	(58,825)	(6,201)

Net cash provided by investing activities	843,072	62,904,104

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of notes payable	(58,699,645)	(90,357,632)
Principal payments of financing agreements	—	(2,975,063)
(Repayments)/proceeds from financing agreements	(1,000,000)	2,017,052
Repayment of notes payable	(5,000,000)	(2,245,000)

Net cash (used in) by financing activities	(64,699,645)	(93,560,643)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,101,570)	(4,950,520)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,963,115	21,426,777

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,861,545	$16,476,257

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$17,754,235	$32,740,196

Cash payments for taxes	$368,245	$519,571

NON-CASH INVESTING AND FINANCING ACTIVITY:

Transfer from notes receivable and loans held for investment to REO	$—	$20,566,413

Included in the Consolidated Statements of Cash Flows above are non-cash transactions from the sales of substantially all of the mortgage loans and real estate held for sale for the nine months ended September 30, 2010, which is attributable to the accounting for the transfer of approximately 83% of the Company’s Mortgage loans and real estate owned (in the form of certificates) to a bank-owned REIT in March 2009 as a secured financing in accordance with generally accepted accounting principles that resulted in an equal percentage of Mortgage loans and real estate owned remaining on the Company’s balance sheet (and securing a nonrecourse liability in an equal amount).
See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
As used herein, references to the “Company,” “Franklin,” “Franklin Holding,” “we,” “our” and “us” refer to Franklin Credit Holding Corporation (“FCHC”), collectively with its subsidiaries; and, references to “FCMC” refers to Franklin Credit Management Corporation, the Company’s servicing business subsidiary.
Overview
Third Quarter Developments
During the quarter ended September 30, 2010, the Company and FCMC, its servicing business subsidiary, entered into a series of transactions with its bank, The Huntington National Bank (the “Bank” or “Huntington”) facilitating sales by the Bank’s trust (the “Bank’s Trust” or the “Trust”) to third parties of substantially all of the loans underlying the trust certificates issued by the Trust (the “Loan Sales”). As previously reported, the Company transferred the trust certificates representing an undivided 83% interest in its loans and real estate to the Bank’s REIT, and the Company retained the trust certificates representing an undivided 17% interest in the loans and real estate, as part of the Company’s 2009 restructuring (the “Restructuring”) with the Bank. These transactions, which are described below, were effective in July and September 2010, and are referred to as the “July 2010 Transaction” and the “September 2010 Transaction,” respectively.
As a result of the third quarter loan sales by the Trust, the transfer by the Company in March 2009 of 83% of trust certificates in the Trust, representing an 83% interest in the Trust, to the Bank’s REIT that has been accounted for as a secured financing in accordance with generally accepted accounting principles (“GAAP”), is now accounted for as a sale of loans in accordance with GAAP, to the extent of the loans sold by the Trust. The sales of the loans by the Bank’s Trust also has resulted in treating substantially all of the loans represented by the remaining 17% in trust certificates held by the Company as sold, to the extent of the loans sold by the Trust, in accordance with GAAP. See Note 9 — “Notes Payable and Financing Agreements.”
The treatment as a financing on the Company’s balance sheet did not affect the cash flows of the March 2009 transfer, and has not affected the Company’s cash flows or its reported net income. The treatment of the Loan Sales to the extent of the 83% represented by the trust certificates held by the Bank’s REIT in the quarter ended September 30, 2010 as a sale of financial assets also did not affect the cash flows of the Company or its reported net income. However, the treatment of the Loan Sales to the extent of the 17% of represented by the trust certificates held by the Company in the quarter ended September 30, 2010, which also were treated as sales of financial assets, did affect the Company’s cash flows and reported net income. See Note 5 — “Investment in Trust Certificates at Fair Value, Mortgage Loans Held for Sale, and Notes Receivable Held for Sale,” Note 6 — “Fair Valuation Adjustments” and Note 9 — “Notes Payable and Financing Agreements.”
The net proceeds from the Loan Sales were distributed to the Trust certificate holders on a pro rata basis by percentage interest. Accordingly, approximately 17% of the net proceeds were applied to pay down the legacy debt owed to the Bank, as 83% of the trust certificates are held by the Bank’s REIT, and the Company’s investment in REIT securities (which are not marketable) is realized only through declared and paid dividends (which have been suspended until at least January 1, 2011) or a redemption of the securities by the REIT (which has not occurred and is not currently contemplated by the REIT).

September 2010 Transaction
The Company and its mortgage servicing subsidiary, FCMC, entered into a series of transactions with the Bank on September 22, 2010. The September 2010 Transaction enables FCMC to operate its servicing, collections and recovery business free of pledges of its stock and free of significant restrictive covenants under the legacy credit agreement with the Bank (the “Legacy Credit Agreement”), which governs the substantial debt owed to the Bank by subsidiaries of FCHC, other than FCMC.
The September 2010 Transaction, which occurred simultaneously with the sale of substantially all of the subordinate lien consumer loans owned by a trust of the Bank (the “September Loan Sale”), resulted in a release of the pledge of FCMC stock to the Bank, a significant revision to the Legacy Credit Agreement and, subject to the final approval of the Bank, the consent to proceed with a restructuring or spin-off of the ownership of FCMC. In connection with the terms of the September 2010 Transaction, effective September 1, 2010, the Bank sold substantially all of the subordinate lien consumer loans (the “Loans”) owned by a trust of the Bank to Bosco Credit II, LLC (“Bosco II”), an entity formed and owned solely by Thomas J. Axon (“TJA”), Chairman and President of the Company. Approximately 20,000 residential mortgage loans, consisting principally of subordinate-lien mortgage loans, were included in the September Loan Sale.
Under the terms and conditions of the September 2010 Transaction:
(1)	the Bank agreed to release FCHC’s pledge of 70% of the outstanding shares of FCMC as security for the Legacy Credit Agreement, in consideration of $4 million paid by FCMC to the Bank;
(2)	the Bank agreed to release its liens on real properties owned by FCMC that were previously pledged to the Bank, in exchange for a $1 million note (guaranteed by TJA) from FCMC payable on or before November 22, 2010;
(3)	the limited recourse guarantee of FCMC under the Legacy Credit Agreement was released, cancelled and discharged by the Bank;
(4)	the Bank eliminated all cross-default provisions under the credit facility of FCMC and FCHC (the “Licensing Credit Agreement”) and servicing agreement of FCMC with the Trust (for the remaining loans and real estate owned properties that continue to be held by the Trust and serviced by FCMC) that could have triggered a default resulting from a default under the Legacy Credit Agreement;
(5)	the Bank extended the $6.5 million letter of credit and $1.0 million revolving credit facilities available under the Licensing Credit Agreement, which are collateralized by $7.5 million in cash held by FCMC, to September 30, 2011;
(6)	the Bank and the participating lenders consented to the future transfer, sale, restructuring or spin-off of the ownership of FCMC, subject to a review and final approval of the Bank;
(7)	FCMC entered into a deferred payment agreement to pay the Bank 10% of the cumulative proceeds, minus $4 million, from any qualifying transactions (including dividends or distributions) that monetize FCMC’s value or significant assets prior to March 20, 2019; and,
(8)	the Bank cancelled and terminated the obligation of FCMC, entered into on July 16, 2010, to make payments aggregating $3 million to the Bank based upon FCMC’s earnings over a three-year period (referred to as the “EBITDA Payments”). See “- July 2010 Transaction.”

In consideration for TJA’s undertaking the obligations required of him under the September 2010 Transaction agreements, and various guarantees and concessions previously and currently provided by TJA for the benefit of both FCMC and FCHC, FCHC transferred to TJA an additional 10% of FCMC’s outstanding shares. When combined with FCMC shares already directly owned by TJA, the Chairman and President of the Company now directly owns 20% of FCMC, while the remaining 80% of FCMC is owned by FCHC and its public shareholders (including TJA as a principal shareholder of FCHC).
On September 22, 2010, FCMC also entered into a servicing agreement with Bosco II, effective September 1, 2010, for the servicing and collection of the loans purchased by Bosco II from the Trust. Under the terms of the servicing agreement with Bosco II, FCMC is entitled to per unit monthly service fees for loans less than 30 days delinquent, contingency fees for loans 30 or more days delinquent equal to a percentage of net amounts collected, and reimbursement of certain third-party fees and expenses incurred by FCMC as servicer. The Company anticipates that servicing revenues from the Bosco II servicing agreement with FCMC will be significantly lower than those that had been earned historically under the prior servicing agreement with the Bank.
See Note 9 — “Notes Payable and Financing Agreements” for a more complete description of the September 2010 Transaction with the Bank, and for the Company’s accounting treatment for the sale of the loans by the Trust.
July 2010 Transaction
On July 16, 2010, the Company and FCMC entered into a letter agreement (the “Letter Agreement”) with the Bank, the Trust, and, for certain limited purposes, TJA. The Letter Agreement was entered into in connection with and in anticipation of the Trust’s then-proposed sale (the “July Loan Sale”) to a third party of substantially all of the first-lien residential mortgage loans serviced by FCMC under its servicing agreement with the Trust (the “Legacy Servicing Agreement”).
The July Loan Sale, effective July 1, 2010, to an unrelated third party closed on July 20, 2010 (the “July Loan Sale Closing Date”) and, on July 20, 2010, the July Loan Sale third-party purchaser (the “Purchaser”) entered into a loan servicing agreement with FCMC (the “Loan Sale Servicing Agreement”), pursuant to which FCMC continues to service approximately 75% of the first-lien residential mortgage loans sold in the July Loan Sale. Approximately 3,300 residential mortgage loans, consisting principally of first-lien mortgage loans, were included in the July Loan Sale.
The Letter Agreement included terms amending, or committing the Bank, FCMC and the Company to amend certain of the restructuring agreements entered into in connection with the Company’s Restructuring with the Bank on March 31, 2009, including the existing relationships under the Legacy Servicing Agreement, Legacy Credit Agreement, and Licensing Credit Agreement, and commitments by FCMC to make certain payments to the Bank. Additionally, the Letter Agreement set forth certain mutual commitments of the parties with respect to the Company’s consideration of a restructuring or spin-off of its ownership of FCMC (a “Potential Restructuring”), as well as certain guaranties of TJA.
Under the terms of the Letter Agreement with the Bank: (i) FCMC made a $1 million payment to the Bank as reimbursement for certain expenses incurred by the Bank in connection with the July Loan Sale; (ii) FCMC released all claims under the Legacy Servicing Agreement (other than those for unpaid servicing advances incurred prior to June 30, 2010) with respect to the loans sold in the July Loan Sale; (iii) FCMC refunded to the Trust an estimated $400,000 for servicing fees paid in advance to FCMC under the Legacy Servicing Agreement for the loans sold in the July Loan Sale; (iv) the Legacy Servicing Agreement was terminated as to the loans sold; and, (v) FCMC and the Trust entered into an amended and restated servicing agreement (the “New Trust Servicing Agreement” or “Servicing Agreement”) on July 30, 2010 and effective August 1, 2010, relating to the servicing of the loans not sold in the July Loan Sale.

On the July Loan Sale Closing Date, the Company and FCMC entered into Amendment No. 2 to the Licensing Credit Agreement with the Bank. In accordance with the terms of Amendment No. 2 to the Licensing Credit Agreement with the Bank: (i) FCMC used $1 million in unpledged cash to repay the amount outstanding under its revolving line of credit with the Bank, and (ii) available credit under the revolving loan facility was reduced from $2 million to $1 million, and cash collateral, which is required to secure the revolving loan and letter of credit facilities, was reduced from $8.5 million to $7.5 million, with the released cash collateral applied as a voluntary payment against the debt outstanding of certain subsidiaries of the Company under the Legacy Credit Agreement.
Effective as of July 1, 2010, under the terms of the Loan Sale Servicing Agreement, FCMC as servicer will receive a monthly servicing fee per loan with the amount dependent upon loan status at the end of each month, resolution and disposition fees based on the unpaid principal balance of loans collected from borrowers or gross proceeds from the sales of a real estate owned properties, as applicable, and a contingency fee for unpaid principal balance collected on loans designated by the Purchaser, in addition to various ancillary fees and reimbursement of certain third-party expenses. The Purchaser, which is now the second largest servicing client of FCMC, has the right to terminate the servicing of any loan without cause upon ninety (90) calendar days prior written notice, subject to the payment of a termination fee for each loan so terminated.
Due to the retention of the servicing for approximately 75% of the loans sold to the Purchaser and the servicing fee rates under the Loan Sale Servicing Agreement, the Company expects that the servicing fees to be paid by the Purchaser to FCMC will be substantially less than the servicing fees that had been paid by the Trust for such loan servicing, resulting in significantly reduced revenues for FCMC and the Company.
On July 30, 2010, FCMC entered into the New Trust Servicing Agreement, effective August 1, 2010, with the Bank’s Trust to replace the servicing agreement (the “Prior Agreement” or Legacy Servicing Agreement) that had been entered into with the Bank’s Trust as part of the Company’s March 31, 2009 Restructuring with the Bank.
The New Trust Servicing Agreement, which contains terms that are generally similar to those included in FCMC’s Prior Agreement did, however, include the following material changes: (i) the servicing fees for second-lien mortgage loans are based predominately on the percentage of principal and interest collected and a per unit monthly service fee only for contractually performing loans and loans in the early stages of bankruptcy, (ii) the servicing fees for first lien mortgages and REO properties are based principally on the fee schedule FCMC entered into with Purchaser (as described above), (iii) the servicing agreement is terminable without penalty and without cause on 90 days prior written notice, or 30 days prior written notice in connection with a sale of some or all of the assets by the Trust, (iv) minimum gross collection targets that could have triggered a termination of the agreement were removed, and (v) certain restrictions on entering into new servicing agreements were eliminated.
The Company anticipates that servicing revenues from the New Trust Servicing Agreement will be significantly lower than those that had been earned under the Prior Agreement for those assets that were not sold in the July and September Loan Sales. In addition, the Bank has communicated to the Company that it is committed to selling the remaining mortgage loans owned by the Trust (approximately 900 loans with an unpaid principal balance of $36 million), and, if and when it does, there is no assurance that the loans will be sold to a party that retains FCMC as servicer.

The Letter Agreement also provided that in connection with the Potential Restructuring, the Bank would use its reasonable efforts to assist FCHC and FCMC in connection with the Potential Restructuring; and, upon commencement of a restructuring, FCMC would commence with making semi-annual payments to the Bank under the Legacy Credit Agreement based on its earnings (the EBITDA Payments), up to a maximum aggregate amount of $3 million. Pursuant to the September 2010 Transaction, the contingent obligation of FCMC to make the EBITDA Payments, which was never triggered, has been terminated and cancelled.
See Note 9 — “Notes Payable and Financing Agreements” for a more complete description of the July 2010 Transaction with the Bank, and for the Company’s accounting treatment for the sale of the loans by the Trust.
The Company’s Business
March 2009 Restructuring
Effective March 31, 2009, Franklin Holding, and certain of its consolidated subsidiaries, including FCMC, entered into a series of agreements (collectively, the “Restructuring Agreements”) with the Bank pursuant to which (i) the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured pursuant to the Legacy Credit Agreement, (ii) substantially all of the Company’s portfolio of subprime mortgage loans and owned real estate was transferred to the Bank’s Trust (with the loans and owned real estate transferred to the Trust collectively referred to herein as the “Portfolio”) in exchange for trust certificates, with certain trust certificates, representing an undivided interest in approximately 83% of the Portfolio, transferred in turn by the Company to a real estate investment trust wholly-owned by the Bank, (iii) FCMC and Franklin Holding entered into the Licensing Credit Agreement, and (iv) FCMC entered into the Legacy Servicing Agreement with the Bank (the preceding collectively referred to herein as the “Restructuring”). See Note 9 — “Notes Payable and Financing Agreements.”
The Restructuring did not include a portion of the Company’s debt (the Unrestructured Debt), which as of September 30, 2010 totaled approximately $39.1 million. The Unrestructured Debt had been until September 30, 2010 subject to the original terms of the Franklin forbearance agreement and subsequent amendments (the “Franklin Forbearance Agreement”) and the Franklin 2004 master credit agreement. Although the Franklin Forbearance Agreement expired on September 30, 2010, we have been assured that there should be no impediments to securing an extension of the forbearance period for the Unrestructured Debt from September 30, 2010 until December 31, 2010, which we expect to receive from the Bank on or about November 19, 2010. However, we are unable to provide assurance than an extension actually will be forthcoming from the Bank. See Note 9 — “Notes Payable and Financing Agreements — Forbearance Agreements with Lead Lending Bank” and Item 1A “Risk Factors — Risks Related to Our Business.”
December 2008 Corporate Reorganization and Holding Company Structure
On December 19, 2008, the Company engaged in a series of transactions (the “Reorganization”) in which the Company (i) adopted a holding company form of organizational structure, with Franklin Holding serving as the new public-company parent, (ii) transferred all of the equity and membership interests in FCMC’s direct subsidiaries to other entities in the reorganized corporate structure of the Company, (iii) assigned legal record ownership of any loans in the Company’s portfolios held directly by FCMC and Tribeca to other entities in the reorganized corporate structure of the Company, and (iv) amended its loan agreements with the Bank.

Franklin Credit Holding Corporation is the successor issuer to Franklin Credit Management Corporation (FCMC), and FCMC ceased to have portfolios of loans and real estate properties and the related indebtedness to the Bank under the Legacy Credit Agreement and became the Company’s servicing business subsidiary.
Franklin Credit Management Corporation (FCMC)
As a result of the March 2009 Restructuring and the Reorganization that took effect December 2008, the Company’s operating business is conducted solely through FCMC, a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collection and recovery servicing, and in the due diligence, analysis, pricing and acquisition of residential mortgage portfolios, for third parties. As a result, FCMC, the servicing company within the Franklin consolidated group of companies, has positive net worth, has been profitable (on an operating basis) since January 1, 2009, and as a result of the September 2010 Transaction, all of its equity is free from the pledges to the Bank.
At September 30, 2010, FCMC had total assets of $29.3 million and had stockholders’ equity of $16.2 million.
Inter-company servicing revenues allocated to FCMC during the first quarter of 2009 were based principally on the Legacy Servicing Agreement entered into as part of the Restructuring, which became effective on March 31, 2009. FCMC charges its sister companies a management fee that is estimated based on internal services rendered to those companies. Effective with the Loan Sales in July and September 2010, servicing the loans and real estate owned properties for the Bank is no longer the principal revenue driver for FCMC.
Inter-company allocations, the Federal provision for income taxes, and cash servicing revenues received from the Bank for servicing its loans during the nine months ended September 30, 2010 and 2009 have been eliminated in deriving the consolidated financial statements of Franklin. Cash servicing revenues received from the Bank for servicing its loans during the three months ended September 30, 2010 have been partially eliminated in deriving the consolidated financial statements of Franklin. Servicing revenues were eliminated in the consolidated financial statements of Franklin due to the accounting treatment for the transfer of the trust certificates as a financing under GAAP Codification of Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing. Effective with the Loan Sales, the sales of the loans represented by the trust certificates are accounted for as sales of loans in accordance with GAAP under ASC Topic 860. See Note 2 — “Summary of Significant Accounting Policies.”
Going Concern Uncertainty — Franklin Holding
The Company has been and continues to be operating in an extraordinary and difficult environment and since September 30, 2007 has been operating with significant operating losses and stockholders’ deficit. The Company has been, since the latter part of 2007, expressly prohibited by the Bank from acquiring or originating loans. Any event of default under the March 31, 2009 Restructuring Agreements, as amended, or failure to successfully renew these Restructuring Agreements or enter into new credit facilities with Huntington prior to their scheduled maturity, could entitle Huntington to declare the Company’s indebtedness immediately due and payable. Without the continued cooperation and assistance from Huntington, the consolidated Franklin Holding’s ability to continue as a viable business is in substantial doubt, and it may not be able to continue as a going concern. At September 30, 2010 and December 31, 2009, the Company’s stockholders’ deficit was $839.7 million and $806.8 million, respectively.

Operating Losses — Franklin Holding
The Company had a net loss attributed to common stockholders of $20.4 million for the three months ended September 30, 2010, compared with a net loss of $9.6 million for the three months ended September 30, 2009. The Company had a loss per common share for the three months ended September 30, 2010 of $2.54 both on a diluted and basic basis, compared to a loss per common share of $1.20 on both a diluted and basic basis for the three months ended September 30, 2009. The Company had a net loss attributed to common stockholders of $40.2 million for the nine months ended September 30, 2010, compared with a net loss of $351.9 million for the nine months ended September 30, 2009. The Company had a loss per common share for the nine months ended September 30, 2010 of $5.01 both on a diluted and basic basis, compared to a loss per common share of $43.98 on both a diluted and basic basis for the nine months ended September 30, 2009.
Licenses to Service Loans
On September 9, 2010, the New York State Banking Department (the “Banking Department”) found the capital plan submitted by FCMC on May 12, 2010 (to address how FCMC would achieve compliance with regulatory net worth requirements that were adopted in New York State in 2009 for mortgage servicers) to be satisfactory and acceptable for processing the application of FCMC to continue to service residential mortgage loans in that state and granted a twelve-month waiver of otherwise applicable net worth requirements. FCMC’s capital plan includes in relevant part a commitment, until FCMC is in full compliance with the net worth requirements for mortgage servicers in New York State, to (i) meet regulatory net worth requirements as soon as practicable but in no event later than December 31, 2012 through the retention of net earnings and dividend restrictions, (ii) maintain an interim adjusted net worth (as adjusted and calculated by the Banking Department (see below), the “Adjusted Net Worth”) until FCMC complies with regulatory net worth requirements of not less than approximately $7.9 million (“Minimum Level”), and not less than 5% of the principal balance of New York mortgage loans serviced by FCMC and 0.25% of the aggregate mortgage loans serviced in the United States (with each such percentage a “Minimum Percentage”), (iii) not, without the prior written consent of the Banking Department, service additional mortgage loans secured by 1-4 family residential homes located in New York State, (iv) not declare or pay any dividends upon the shares of its capital stock, and (v) submit quarterly reports on the total number of and principal balance of loans serviced and its Adjusted Net Worth. Under the terms of the capital plan, in the event that FCMC’s Adjusted Net Worth falls below the Minimum Level or is less in percentage terms than either of the Minimum Percentages, FCMC shall promptly notify the Banking Department and (i) within 90 days cure the deficiency or (ii) within 90 days submit a written plan acceptable to the superintendent of the Banking Department describing the primary means and timing by which the Minimum Level or Minimum Percentages, as applicable, will be achieved.
By letter dated April 12, 2010, the Banking Department had notified FCMC that in connection with its review of FCMC’s financial statements and mortgage servicing volume, its application for registration as a mortgage servicer in that state, which FCMC had filed during the transitional period allowed by the state for registration of mortgage servicers doing business in New York State on June 30, 2009, could not be accepted for processing until FCMC addressed its Adjusted Net Worth, which the Banking Department had determined to be below the minimum Adjusted Net Worth requirement for mortgage servicers established under applicable regulations adopted through emergency rule making.

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
As a result of outstanding receivables from the Bosco entitles being disregarded in the computation of Adjusted Net Worth, at September 30, 2010, FCMC’s Adjusted Net Worth fell to approximately $7.3 million, or approximately 0.56% of the aggregate principal balance of loans serviced nationwide and 7.88% for loans serviced in New York. Although the Company’s Adjusted Net Worth of $7.3 million was below the Minimum Level required under FCMC’s capital plan with the Banking Department at September 30, 2010, FCMC was able to meet the Minimum Level in October once the Bosco entities, as contractually scheduled, had paid FCMC for servicing fees that had been incurred in September.
Franklin’s Business — Loan Servicing, Collections and Recovery Servicing
The Company’s servicing business is conducted through FCMC, a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collections and recovery servicing, for third parties.
We have invested to create a loan servicing capability that is focused on collections, loss mitigation and default management. In general, we seek to ensure that the loans we service for others are repaid in accordance with the original terms or according to amended repayment terms negotiated with the borrowers and in accordance with the terms of our servicing contracts with our servicing clients. Because the loans we service generally experience above average delinquencies, erratic payment patterns and defaults, our servicing operation is focused on collections and recovery, and, therefore, maintaining close contact with borrowers and as a result, is more labor-intensive than traditional mortgage servicing operations. Through frequent communication we are able to encourage positive payment performance, quickly identify those borrowers who are likely to move into seriously delinquent status and promptly apply appropriate collection, loss mitigation and recovery strategies. Our servicing staff employs a variety of collection and recovery strategies that we have developed to successfully manage serious delinquencies, bankruptcy and foreclosure. Additionally, we maintain a real estate department with experience in property management and the sale of residential properties.
As of September 30, 2010, FCMC had four significant servicing contracts to service 1-4 family mortgage loans and owned real estate, principally consisting of first and second-lien loans and owned properties secured by 1-4 family residential real estate that were previously acquired and originated by Franklin and transferred to the Trust in the March 2009 Restructuring, and sold by the Trust to third parties in the quarter ended September 30, 2010.

At September 30, 2010, we serviced and provided recovery collection services for third parties on a total population of approximately 33,000 loans and approximately 238 real estate properties acquired through foreclosures. As a result of the Loan Sales, the unpaid principal balance of loans serviced for Huntington represented approximately 5% of the total loans serviced for third parties at September 30, 2010.
Loan Servicing and Collection Operations
At September 30, 2010, our servicing and collection business consisted of 101 employees who managed approximately 33,000 loans and 238 real estate properties, including approximately 22,000 home equity loans for the Bosco entities; approximately 2,000 home equity loans for Bosco I and approximately 20,000 subordinate-lien loans for Bosco II. Our servicing operations are conducted in the following departments:
Loan Boarding and Administration. The primary objective of the loan boarding department is to ensure that newly acquired loans under contracts to service and provide collection and recovery services for others are properly transitioned from the prior servicer and are accurately boarded onto our servicing systems. Our loan boarding department audits loan information for accuracy to ensure that the loans conform to the terms provided in the original note and mortgage. The information boarded onto our systems provide us with a file that we use to automatically generate introductory letters to borrowers summarizing the terms of the servicing transfer of their loan, among other standard industry procedures.
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
Customer Service. The primary objective of our customer service department is to obtain timely payments from borrowers, respond to borrower requests and resolve disputes with borrowers. Within 10 days of boarding newly acquired loans onto our servicing system, our customer service representatives contact each new borrower to welcome them to FCMC and to gather and/or verify any missing information, such as loan balance, interest rate, contact phone numbers, place of employment, insurance coverage and all other pertinent information required to properly service a loan. The customer service group responds to all inbound customer calls for information requests regarding payments, statement balances, escrow balances and taxes, payoff requests, returned check and late payment fees. In addition, our customer service representatives process payoff requests and reconveyances.
Client Relations. The principal objective of the client relations group is to interface with our servicing and recovery collection clients regarding the servicing performance of their loans, and for invoicing servicing clients. In addition, our client relations group oversees the boarding of new loans for servicing and/or recovery collections.
Collections. The main objective of our collections department is to ensure loan performance through maintaining contact with our servicing and recovery collection clients’ borrowers. Our collections group continuously reviews and monitors the status of collections and individual loan payments in order to proactively identify and solve potential collection problems. When a loan becomes seven days past due, our collections group begins making collection calls and generating past-due letters. Our collections group attempts to determine whether a past due payment is an aberration or indicative of a more serious delinquency. If the past due payment appears to be an aberration, we emphasize a cooperative approach and attempt to assist the borrower in becoming current or arriving at an alternative repayment arrangement. Upon a serious delinquency, by which we mean a delinquency of sixty-one days by a borrower, or the earlier determination by our collections group based on the evidence available that a serious delinquency is likely, the loan is typically transferred to our loss mitigation department. We employ a range of strategies to modify repayment terms in order to enable the borrower to make payments and ultimately cure the delinquency, or focus on expediting the foreclosure process so that loss mitigation can begin as promptly as practicable.

Loss Mitigation. Our loss mitigation department, which consists of staff experienced in collection work, manages and monitors the progress of seriously delinquent loans and loans which we believe will develop into serious delinquencies. In addition to maintaining contact with borrowers through telephone calls and collection letters, this department utilizes various strategies in an effort to reinstate an account or revive cash flow on an account. The loss mitigation department analyzes each loan to determine a collection strategy to maximize the amount and speed of recovery and minimize costs. The particular strategy is based upon each individual borrower’s past payment history, current credit profile, current ability to pay, collateral lien position and current collateral value. Loss mitigation agents qualify borrowers for relief programs appropriate to the borrower’s hardship and finances. Loss mitigation agents process borrower applications for Temporary Relief programs (deferments and rate reductions), Expanded Temporary Relief programs (pay and interest accrue and repayment plans), Homeowner Relief programs (pre-foreclosure home sale) and Permanent Relief programs (long-term modifications, including, when applicable, those sponsored by the U.S. Treasury’s Home Affordable Modification Program (“HAMP”)), as well as for settlements, short sales, and deeds-in-lieu.
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
Real Estate. The real estate-owned department is responsible for managing and or disposing of properties, located throughout the country, acquired through foreclosure in an orderly, timely, and cost-efficient manner in order to maximize our clients’ return on assets. These properties include 1-4 family residences, cooperative apartment and condominium units. We foreclose on property primarily with the intent to sell it at fair market value to recover a portion of the outstanding balance owed by the borrower. From time to time, foreclosed properties may be in need of repair or improvement in order to either increase the value of the property or reduce the time that the property is on the market. In those cases, the property is evaluated independently and we make a determination of whether the additional investment might increase the return upon sale or rental of the property.

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
Training. Our training department works with all departments of our servicing operations to ensure that the employees of all departments are fully informed of the procedures necessary to complete their required tasks. The department ensures all loan servicing employees are trained in the tenents of the Fair Debt Collection Practices Act as well as in effective communication skills.
Quality Control. Our quality control department monitors all aspects of loan servicing from boarding through foreclosure. It is the department’s responsibility to ensure that FCMC’s policies and procedures are implemented and followed. Collection calls are monitored to ensure quality and compliance with the requirements of the federal Fair Debt Collection Practices Act and state collection laws. Monthly meetings with staff to discuss individual quality control scores are held and, in certain cases, further training is recommended. Reviews of the controls for privacy and information safeguarding and document removal are conducted monthly.
Home Affordable Modification Program
On September 11, 2009, FCMC voluntarily entered into an agreement to actively participate as a mortgage servicer in the Federal government’s HAMP for first-lien mortgage loans that are not owned or guaranteed by Fannie Mae or Freddie Mac. HAMP is a program, with borrower, mortgage servicer, and mortgage loan owner incentives, designed to enable eligible borrowers to avoid foreclosure through a more affordable and sustainable loan modification made in accordance with HAMP guidelines, procedures, directives, and requirements. If a borrower is not eligible for HAMP, FCMC considers other available loss mitigations options, as appropriate for the owner of the loans serviced. The Bank, as certificate trustee of the Trust is the only servicing client to have consented to FCMC modifying eligible mortgage loans in accordance with HAMP.
Bosco Servicing Agreements
On May 28, 2008, Franklin entered into various agreements (the “Bosco I Servicing Agreements”) to service on a fee-paying basis for Bosco Credit, LLC (“Bosco I”) approximately $245 million in residential home equity line of credit mortgage loans. On September 22, 2010, FCMC also entered into a servicing agreement with Bosco Credit II, LLC (“Bosco II”) for the servicing and collection of the loans purchased by Bosco II in the September 2010 sale of subordinate lien loans by the Trust. The membership interests in Bosco I include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members of that entity. Bosco II is owned solely by Thomas J. Axon. FCMC began servicing the Bosco I portfolio in June 2008 and the Bosco II portfolio (which portfolio had previously been serviced for the Trust) in September 2010. Included in the Company’s consolidated revenues were servicing fees recognized from servicing the portfolios for the Bosco entities of $671,000 and $431,000 for the three months ended September 30, 2010 and 2009, respectively. Included in the Company’s consolidated revenues were servicing fees recognized from servicing the portfolios for the Bosco entities of $1.1 million and $1.7 million for the nine months ended September 30, 2010 and 2009, respectively. See Note 12 — “Related Party Transactions - Bosco Servicing Agreements.”

Due Diligence Services
During 2008, capitalizing on our acquisition experience with residential mortgage loans, FCMC began providing services for third parties not related to us or the Bank, on a fee-paying basis. During the nine months ended September 30, 2010, we were engaged in due diligence assignments principally for two third parties.
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
Because the Portfolio transferred by the Company to the Trust continued to be included on the Company’s consolidated balance sheet, the revenues from such loans were reflected in the Company’s consolidated results, in accordance with GAAP, notwithstanding the fact that trust certificates representing an undivided interest in approximately 83% of the Portfolio were transferred to Huntington’s REIT in the Restructuring. Accordingly, the fees received from Huntington subsequent to March 31, 2009 and through June 30, 2010 and for the quarter ended September 30, 2010 for servicing their loans up to the effective dates of the Loan Sales, and the third-party costs incurred by us in the servicing and collection of their loans and reimbursed by Huntington, for purposes of these consolidated financial statements were not recognized as servicing fees and reimbursement of third-party servicing costs, but instead as additional interest and other income earned, with offsetting expenses in an equal amount, as if the Company owned and self-serviced the loans.

Basic and diluted net loss per share is calculated by dividing net loss attributed to common shareholders by the weighted average number of common shares outstanding during the period. The effects of warrants, restricted stock and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Dilutive potential common shares are calculated using the treasury stock method. For the nine months ended September 30, 2010 and 2009, 262,000 and 594,000 stock options, respectively, were not included in the computation of net loss per share because they were antidilutive.
Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.
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
In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset — A Consensus of the FASB Emerging Task Force. The amendments in this update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments to the FASB Accounting Standards Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments are to be applied prospectively. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

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
3. CASH AND CASH EQUIVALENTS
At September 30, 2010 and 2009, the Company had $13.9 million and $16.5 million, respectively, in cash and cash equivalents. Included in Cash and cash equivalents at September 30, 2010 and 2009 was pledged cash to the Bank of $7.5 million and $8.5 million, respectively, under the Licensing Credit Agreement (secured by a first-priority lien) and Legacy Credit Agreement (secured by a second-priority lien).
4. INVESTMENT IN PREFERRED AND COMMON STOCK (HUNTINGTON REIT SECURITIES)
During the quarter ended September 30, 2010, the Company did not receive or accrue dividends on its investment in preferred stock of the Bank’s REIT, which had amounted to approximately $10.6 million in recent prior quarterly periods.
The Company’s investment in REIT securities (“REIT Securities”) includes preferred and common stocks of the Bank’s REIT. On or about June 14, 2010, the REIT, in which the Company owned 4,724 shares of Class C preferred stock and seven shares of common stock, was merged with another REIT of the Bank, with the Company receiving, in exchange for preferred stock and common stock held in the initial REIT, 4,724 shares of Class C preferred stock and 154 shares of common stock of the combined REIT, which did not constitute a change in the approximate fair value or carrying value of the Company’s investment. In addition, the terms of the new Class C shares of the combined REIT mirror the terms of the Class C shares of the initial REIT.

On July 23, 2010, the Company was verbally notified by the Bank that due to losses recognized by the new combined REIT from a write down of the carrying value of the mortgage loans owned by the Trust, the board of directors of the new combined REIT decided not to declare any preferred dividends for the third and fourth calendar quarters of 2010. The Bank indicated in July 2010, and reaffirmed in November 2010, that the suspension of preferred dividends is temporary and that the new combined REIT is expected to declare and pay dividends commencing in January 2011, including the cumulative dividends for the third and fourth quarters of 2010. The Company’s expected revenue loss for the third and fourth quarters of 2010, therefore, is approximately $10.6 million (pre-tax) per quarter. Because the preferred stock is cumulative and unpaid dividends are therefore accumulated, the suspended dividends may be recovered in 2011 should the REIT then declare dividends. The nonpayment of a dividend in the three months ended September 30, 2010 resulted in an increase in stockholders’ deficit for the three months ended September 30, 2010, and the nonpayment of a dividend in the fourth quarter of 2010 will result in a further increase in stockholders’ deficit for the three months ended December 31, 2010.
As a direct result of the new combined REIT not declaring dividends for the third and fourth quarters of 2010, the Company will likely be unable to pay its monthly interest due on Tranche A debt under the Legacy Credit Agreement with the Bank. Accordingly, the Company, as permitted under the terms of the Legacy Credit Agreement, has elected to accrue interest on Tranche A debt, to the extent not paid (due to the temporary deferral of preferred dividends by the REIT) through distributions made on the Company’s investment in the trust certificates of the Trust, by adding the amount unpaid to the outstanding principal balance of the Tranche A debt.
5.	INVESTMENT IN TRUST CERTIFICATES AT FAIR VALUE, MORTGAGE LOANS AND REAL ESTATE HELD FOR SALE, AND NOTES RECEIVABLE HELD FOR SALE
Although the transfer of the trust certificates in the March 2009 Restructuring, representing approximately 83% of the Portfolio, to the REIT was structured in substance as a sale of financial assets, for accounting purposes the transfer was treated as a secured financing in accordance with ASC Topic 860 because for accounting purposes the requisite level of certainty that the transferred assets were legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, including in a bankruptcy proceeding, was not achieved. Therefore, the mortgage loans and real estate have remained on the Company’s balance sheet classified as mortgage loans and real estate held for sale securing a nonrecourse liability in an equal amount. The treatment as a financing on the Company’s balance sheet, however, did not affect the cash flows of the transfer, and does not affect the Company’s cash flows or its reported net income nor would it, necessarily, dictate the treatment of the assets in a bankruptcy.
In July and September 2010, the Bank’s Trust sold principally all of the loans held by the Trust (including the 83% of the Portfolio held by the Bank’s REIT) to other entities and, as a result, a sale of financial assets took place in accordance with GAAP (ASC Topic 860). However, the Trust did not sell the loans and real estate owned (“REO”) inventory approximating $12.8 million in fair value at September 30, 2010, which remains on the Company’s balance sheet classified as mortgage loans and real estate held for sale securing a nonrecourse liability in an equal amount.

Investment in Trust Certificates at Fair Value
Investment in trust certificates, carried at estimated fair value, as of September 30, 2010, consist principally of the trust certificates not transferred to the Bank’s REIT as of the Restructuring (representing an undivided 17% interest in the Portfolio as of March 31, 2009) and not sold by the Bank’s Trust as part of the Loan Sales in July and September 2010. Activity for the nine months ended September 30, 2010 is as follows:

Nine Months Ended
September 30, 2010
Balance, January 1	$69,355,735

Trust distributions	(8,316,874)
Transfers (out)	(2,604,691)
Loan sales, at fair value	(50,051,396)
Fair value adjustments, loan sales	(11,477,164)
Other fair value adjustments, net	5,657,577

Balance, September 30	$2,563,187

The Bank’s Trust sold, in the Loan Sales, approximately $50.1 million (estimated fair value at June 30, 2010) of the loans and real estate owned assets underlying the Company’s Investment in trust certificates. The Company recognized a loss (a fair value adjustment) in the amount of $11.5 million on the loans sold by the Bank’s Trust in the July Loan Sale and the September Loan Sale. The Other fair value adjustments include a decrease in the estimated market value of the pro rata percentage of loans underlying the Trust certificates of $128,000 and a gain on the Trust distributions of $5.7 million. The September 30, 2010 balance represents the estimated fair value of the Company’s pro rata share of the remaining loans and real estate owned underlying the Investment in trust certificates that were not sold by the Bank’s Trust in the Loan Sales.
Mortgage Loans and Real Estate Held for Sale
Mortgage loans and real estate held for sale, carried at lower of cost or estimated fair value, as of September 30, 2010 consist principally of the undivided 83% interest in the mortgage loans and real estate represented by the trust certificates transferred to the Bank’s REIT as of the Restructuring that was not sold by the Bank’s Trust in the Loan Sales. Activity for the nine months ended September 30, 2010 is as follows:

Nine Months Ended
September 30, 2010
Balance, January 1	$345,441,865

Loan sales, at fair value	(263,049,681)
REO sales	(12,950,234)
Principal payments	(16,915,671)
Loans written off	(23,015)
Fair value adjustments, loan sales	(37,826,111)
Other fair value adjustments, net	(1,910,623)

Balance, September 30	$12,766,530

The Bank’s Trust sold, in the Loan Sales, approximately $263.0 million (estimated fair value at June 30, 2010) in loans attributable to trust certificates held by the Bank’s REIT, which were reflected on the Company’s balance sheet as Mortgage loans and real estate held for sale. The Company, with respect to such loans, recognized a negative fair value adjustment in the amount of $37.8 million, which was offset by a corresponding positive fair value adjustment in the amount of $37.8 million on the Nonrecourse liability. The Other fair value adjustments include an increase in the estimated market value of the pro rata percentage of loans underlying the Mortgage loans and real estate held for sale of approximately $635,000 and a net loss due to REO sales of approximately $2.5 million. The September 30, 2010 balance represents the estimated fair value of the undivided 83% interest in the loans and real estate properties that were not sold by the Bank’s Trust.
Notes Receivable Held for Sale
Notes receivable held for sale, carried at lower of cost or estimated fair value, as of September 30, 2010 consist principally of the Company’s loans securing the Unrestructured Debt. Activity for the nine months ended September 30, 2010 is as follows:

Nine Months Ended
September 30, 2010
Balance, January 1	$3,575,323

Principal payments	(845,122)
Loans written off	(13,395)
Fair value adjustments, net	(188,429)

Balance, September 30	$2,528,377

The fair value adjustments include a reduction in the estimated market value of the Notes receivable held for sale of approximately $811,000 and a gain on the principal payments of approximately $623,000.
6. FAIR VALUATION ADJUSTMENTS
Fair valuation adjustments include amounts subsequent to March 31, 2009 related to adjustments in the fair value of the Investment in trust certificates, the Nonrecourse liability, and adjustments to the lower of cost or market related to Mortgage loans and real estate held for sale, and for losses on sales of real estate owned.
The following table sets forth the activity since the Restructuring affecting the fair valuation adjustments during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Valuation gain/(loss) on REO sales	$838,383	$(1,209,856)	$5,187,403	$(12,774,763)
Valuation (loss)/gain on mortgage loans and REO	(5,620,819)	2,590,303	(39,736,734)	(14,456,112)
Valuation gain/(loss) on nonrecourse liability	5,620,819	(2,590,303)	39,736,734	14,456,112
Valuation (loss) on sales of trust certificates	(3,882,666)	—	(11,477,164)	—
Valuation gain on trust certificates	1,758,282	3,504,020	5,657,578	4,237,621
Valuation (loss) on notes receivable	—	—	(188,430)	—
Other adjustments	(2,311,321)	(6,480,762)	(17,448,506)	(10,043,422)

(Loss) on valuation	$(3,597,322)	$(4,186,598)	$(18,269,119)	$(18,580,564)

Other adjustments during the three months ended September 30, 2010 and September 30, 2009 include estimated fair market value adjustments to offsets to the REO gains/(losses) of approximately $1.8 million and $1.8 million, respectively, and offsets to the interest and other income recorded on the mortgage loans of approximately $436,000 and $4.7 million, respectively.
Other adjustments during the nine months ended September 30, 2010 and September 30, 2009 include estimated fair market value adjustments to offsets to the REO gains/(losses) of approximately $7.9 million and $4.2 million, respectively, and offsets to the interest and other income recorded on the mortgage loans of approximately $9.8 million and $14.2 million, respectively.
7. DERIVATIVES
As part of the Company’s interest-rate risk management process, the Company entered into interest rate swap agreements in 2008. In accordance with ASC Topic 815, Derivatives and Hedging (“Topic 815”), as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.
The Company’s management of interest-rate risk predominantly includes the use of plain-vanilla interest-rate swaps to synthetically convert a portion of its London Interbank Offered Rate (“LIBOR”)-based variable-rate debt to fixed-rate debt. In accordance with Topic 815, derivative contracts hedging the risks associated with expected future cash flows are designated as cash flow hedges. The Company formally documents at the inception of its hedges all relationships between hedging instruments and the related hedged items, as well as its interest risk management objectives and strategies for undertaking various accounting hedges. Additionally, we use regression analysis at the inception of the hedge and for each reporting period thereafter to assess the derivative’s hedge effectiveness in offsetting changes in the cash flows of the hedged items. The Company discontinues hedge accounting if it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in the fair value of the derivative in earnings. All of the Company’s interest-rate swaps qualified for cash flow hedge accounting, and were so designated at the inception of the swaps.
As of September 30, 2010, the notional amount of the Company’s fixed-rate interest rate swaps totaled $390 million, representing approximately 33% of the Company’s outstanding variable rate debt. The fixed-rate interest rate swaps are expected to reduce the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR during the remaining terms of the swap agreements. All of our interest rate swaps were executed with the Bank.
In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $714.3 million of debt (the amount designated as Tranche A debt remaining at September 30, 2010) owed to the Bank has been paid in full. The carrying value included in Accumulated other comprehensive loss (“AOCL”) within stockholders’ equity at September 30, 2010 and December 31, 2009, which is related to the terminated hedges, is amortized to earnings over time.

As of December 31, 2008, the Company removed the hedge designations for its cash flow hedges. As a result, the Company continues to carry the December 31, 2008 balance related to these hedges in AOCL unless it becomes probable that the forecasted cash flows will not occur. The balance in AOCL as of March 31, 2010 is amortized to earnings as part of interest expense in the same period or periods during which the hedge forecasted transaction affects earnings. During the three months ended September 30, 2010, the net impact of the cash flow hedges was an increase of $2.8 million to interest expense, inclusive of $2.0 million of amortization of the AOCL balance and reclassified from AOCL into earnings, and the cost of the hedges in the amount of $3.0 million, which was somewhat offset by an increase of $2.2 million in the fair value of the existing swaps. During the three months ended September 30, 2009, the net impact of the cash flow hedges was an increase of $7.2 million to interest expense, inclusive of $4.0 million of amortization of the AOCL balance and reclassified from AOCL into earnings, and the cost of the hedges in the amount of $3.2 million, which was somewhat offset by an increase of $68,000 in the fair value of the existing swaps. During the nine months ended September 30, 2010, the net impact of the cash flow hedges was an increase of $11.0 million to interest expense, inclusive of $7.2 million of amortization of the AOCL balance and reclassified from AOCL into earnings, and the cost of the hedges in the amount of $9.3 million, which was somewhat offset by an increase of $5.5 million in the fair value of the existing swaps. During the nine months ended September 30, 2009, the net impact of the cash flow hedges was an increase of $18.1 million to interest expense, inclusive of $11.6 million of amortization of the AOCL balance and reclassified from AOCL into earnings, and the cost of the hedges in the amount of $11.2 million, which was somewhat offset by an increase of $4.7 million in the fair value of the existing swaps. Changes in the fair value of the remaining interest-rate swaps are accounted for directly in earnings.
The following table presents the notional and fair value amounts of the interest rate swaps at September 30, 2010.

Notional Amount	Term	Maturity Date	Fixed Rate	Estimated Fair Value
$275,000,000	3 years	March 5, 2011	3.47%	$(5,152,399)
70,000,000	3 years	March 5, 2011	3.11%	(698,906)
45,000,000	4 years	March 5, 2012	3.43%	(1,889,456)

$390,000,000				$(7,740,761)

Interest rate swaps increased our interest expense for the three months ended September 30, 2010 and 2009 by $2.8 million and $7.2 million, respectively. Interest rate swaps increased our interest expense for the nine months ended September 30, 2010 and 2009 by $11.0 million and $18.1 million, respectively. The estimated fair value of the swaps at September 30, 2010 was a negative $7.7 million.
The net changes in the fair value of the Company’s derivatives, which is reflected in derivative liabilities, at fair value, for the nine months ended September 30, 2010 is as follows:

Nine Months Ended
September 30, 2010
Balance, January 1	$(13,144,591)

Cash settlements	9,286,127
Fair value adjustments	(3,882,297)

Balance, September 30	$(7,740,761)

8. FAIR VALUE MEASUREMENTS
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
The carrying value of derivative and financial instruments on the Company’s financial statements at September 30, 2010 are as follows:

	Level 1	Level 2	Level 3	Level 3
Interest-rate swaps	$—	$(7,740,761)	$—	$—
Investment in trust certificates	—	—	2,563,187	—
Nonrecourse liability	—	—	—	(12,766,530)

Total	$—	$(7,740,761)	$2,563,187	$(12,766,530)

The changes in items classified as Level 3 during the nine months ended September 30, 2010 are as follows:

	Investments	Liabilities
Balance, January 1, 2010	$69,355,735	$(345,441,865)

Total unrealized gains	5,657,577	30,381,841
Total unrealized (losses) due to loan sales	(11,477,164)	—
Loan sales and other transfers in/(out)	(52,656,087)	275,999,915
(Distributions)/payments	(8,316,874)	26,293,579

Balance, September 30, 2010	$2,563,187	$(12,766,530)

Unrealized gains included in earnings during the three and nine months ended September 30, 2010 related to investments held at September 30, 2010 amounted to $2.1 million and $5.7 million, respectively.
The carrying value of assets measured at the lower of cost or market value at September 30, 2010 is as follows:

	Level 1	Level 2	Level 3
Mortgage loans and real estate held for sale	$—	$—	$12,766,530

9. NOTES PAYABLE AND FINANCING AGREEMENTS
As of September 30, 2010, the Company had total borrowings, Notes payable and Financing agreements, of $1.337 billion under the Restructuring Agreements, of which $1.30 billion was subject to the Company’s debt restructured in the March 2009 Restructuring (the “Legacy Credit Agreement “) and $39.1 million remained under a credit facility excluded from the Restructuring Agreements (referred to as the Unrestructured Debt). Substantially all of the debt under these facilities was incurred in connection with the Company’s purchase and origination of residential 1-4 family mortgage loans prior to December 2007. We ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the Bank. These borrowings are shown in the Company’s financial statements as “Notes payable” (referred to as “term loans,” “term debt” or “Legacy Debt” herein).
The net proceeds of the Loan Sales in July and September 2010 were distributed to the Trust certificate holders on a pro rata basis by percentage interest. Accordingly, only 17% of the net proceeds were applied to pay down the Legacy Debt owed to the Bank, as 83% of the trust certificates are held by the Bank’s REIT, and the Company’s investment in REIT Securities (which are not marketable) are realized only through declared and paid dividends (which have been suspended until at least January 1, 2011) or a redemption of the securities by the REIT (which has not occurred and is not currently contemplated by the REIT).
As a result of the Loan Sales, the remaining available sources of cash flow to be applied to pay interest and principal on the Legacy Debt in the future is from any dividends declared on the preferred stock of the REIT (which have been suspended until at least January 1, 2011), which are required under the Legacy Credit Agreement to be used by the Company to make payments on the Legacy Debt, when and if declared in the future, or a redemption of the securities by the REIT (which has not occurred and is not currently contemplated by the REIT), and from the approximately $94.4 million (unpaid principal balance) of loans and real estate owned properties not sold in the Loan Sales and the loans that collateralize the Unrestructured Debt, both of which FCMC continues to service. Cash collections from substantially all of the loans underlying the trust certificates are no longer available to be applied to pay interest and principal on the Legacy Debt.

Under Amendment No. 2 to the Licensing Credit Agreement with the Bank, FCMC used $1 million in cash to repay the amount outstanding under its revolving line of credit with the Bank, and available credit under the revolving loan facility was reduced from $2 million to $1 million and cash collateral securing the revolving loan and letter of credit facilities was reduced from $8.5 million to $7.5 million, with the released collateral applied as a voluntary payment against the debt outstanding of certain subsidiaries of the Company under the Legacy Credit Agreement.
At September 30, 2010, FCMC had no debt outstanding under the revolving line under its Licensing Credit Agreement with the Bank, which is shown in the Company’s financial statements as “Financing agreement.”
Restructuring Agreements with Lead Lending Bank
Forbearance Agreements with Lead Lending Bank
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
The Unrestructured Debt was until September 30, 2010 subject to the original terms of the Franklin forbearance agreement entered into with the Bank in December 2007 and subsequent amendments thereto (the “Franklin Forbearance Agreement”) and the Franklin 2004 master credit agreement. On April 20, August 10, November 13, 2009, March 26 and June 28, 2010, Franklin Holding, and certain of its direct and indirect subsidiaries, including FCMC and Franklin Credit Asset Corporation (“Franklin Asset”) entered into amendments to the Franklin Forbearance Agreement and Franklin 2004 master credit agreement (the “Amendments”) with the Bank relating to the Unrestructured Debt. Although the Franklin Forbearance Agreement did ultimately expire on September 30, 2010, we have been assured that there should be no impediments to securing an extension of the forbearance period for the Unrestructured Debt from September 30, 2010 until December 31, 2010, which we expect to receive from the Bank on or about November 19, 2010. However, we are unable to provide assurance than an extension actually will be forthcoming from the Bank. See Item 1A “Risk Factors — Risks Related to Our Business.”
The Bank had previously agreed to forebear with respect to any defaults past or present with respect to any failure to make scheduled principal and interest payments to the Bank (“Identified Forbearance Default”) relating to the Unrestructured Debt. During prior forbearance periods, the Bank, absent the occurrence and continuance of a forbearance default other than an Identified Forbearance Default, agreed not to initiate collection proceedings or exercise its remedies in respect of the Unrestructured Debt or elect to have interest accrue at the stated rate applicable after default. FCMC is not obligated to the Bank with respect to the Unrestructured Debt and any references to FCMC in the Franklin 2004 master credit agreement governing the Unrestructured Debt have been amended to refer to Franklin Asset.

Upon expiration of the forbearance period (which has occurred), in the event that the Unrestructured Debt with the Bank remains outstanding (the Unrestructured Debt is currently $39.1 million), the Bank, with notice, has the right to call an event of default under the Legacy Credit Agreement (which it has not exercised by indicating that an extension to December 31, 2010 should be forthcoming), but not the Licensing Credit Agreement and the Servicing Agreement, which do not include cross-default provisions that would be triggered by such an event of default under the Legacy Credit Agreement. The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets of FCMC (except for a first lien of the Bank on an office condominium unit, which shall be released upon payment of a $1 million note payable on November 22, 2010, guaranteed by TJA (the “TJA Note”), and a second-priority lien of the Bank on cash collateral held as security under the Licensing Credit Agreement).
September 2010 Transaction
September 16, 2010 Agreement
On September 16, 2010, FCHC and its subsidiary, FCMC, entered into an agreement with the Bank, the Bank’s Trust, Thomas J. Axon, the Chairman and President of FCHC and FCMC (TJA), and Bosco II, an entity of which TJA is the sole member.
The agreement was entered into in connection with discussions regarding the then proposed sale to Bosco II (with approximately 95% of the funds provided by a third party lender) of all of the subordinate lien consumer loans (the “Subordinated Consumer Loans”) owned by the Trust and serviced by FCMC under an amended and restated servicing agreement dated as of August 1, 2010 (the “Servicing Agreement”). The conditions and transactions contemplated by the agreement, including the sale of the Subordinated Consumer Loans (the “September Loan Sale”) were consummated on September 22, 2010.
It was agreed that contemporaneously with the consummation of the September Loan Sale, and after obtaining the requisite agreement of syndicate members under the Legacy Credit Agreement (as defined by FCHC’s Annual Report on Form 10-K for the year ended December 31, 2009), FCHC’s pledge of 70% of the outstanding shares of FCMC as security for the Legacy Credit Agreement would be released, in consideration of and subject to:
•	receipt of $4 million in cash at closing from FCMC to be applied to the amounts outstanding under the Legacy Credit Agreement;
•	payment by Bosco II to the Trust of approximately $650,000 as additional payment for the September Loan Sale, an amount equal to the servicing fees paid by the Trust to FCMC for FCMC’s servicing of the Trust’s portfolio during August 2010;
•	FCMC and TJA entering into an agreement (the “Deferred Payment Agreement”) providing that upon each monetizing transaction, dividend or distribution (other than the sale, restructuring or spinoff of FCMC (each a “Proposed Restructuring”)) prior to March 20, 2019, they will be obligated to pay the lenders under the Legacy Credit Agreement 10% of the aggregate value (to be defined in the agreement) of the transaction, in excess of a threshold of $4 million of consideration in respect of such transaction; and,
•	the cash payment of $1 million by FCMC to release the mortgages on certain office and residential condominium units owned by FCMC (the “Real Estate”) pledged to the Bank under the Legacy Credit Agreement and the Licensing Credit Agreement (the “Real Estate Release Payment”); provided, however, that if by the closing of the September Loan Sale and the Proposed Restructuring, FCMC is unable to make such payment, FCMC will deliver in lieu of such cash payment a $1 million note payable on November 22, 2010, guaranteed by the TJA Note.

The Bank also agreed that, in consideration of its receipt of the above items and either the Real Estate Release payment or delivery of the TJA Note upon closing, the “EBITDA Payment” described in the July 2010 Transaction among FCHC, FCMC, TJA, the Bank and the Trust (which was described in FCHC’s Current Report on Form 8-K filed on July 16, 2010) would be waived.
Additionally, the agreement provided that:
•	the Trust will consent under the Servicing Agreement with FCMC to the change of control of FCMC resulting from the Proposed Restructuring and agree to eliminate any cross default provisions in the Servicing Agreement relating to defaults under the Legacy Credit Agreement;
•	the Bank and the requisite lenders will consent under the Legacy Credit Agreement to the change of control of FCMC resulting from the Proposed Restructuring and agree to waive any related defaults and amend the definition of Collateral and certain FCMC-related restrictive covenants; and,
•	FCMC and the Bank will amend the Licensing Credit Agreement (as defined in FCHC’s Annual Report on Form 10-K for the year ended December 31, 2009) to permit a change of control of FCMC resulting from the Proposed Restructuring and agree to eliminate any cross default provisions relating to defaults under the Legacy Credit Agreement and extend the letter of credit facility and the revolving facility under the Licensing Credit Agreement to September 30, 2011.
In the agreement, FCMC also waived any additional notice of the termination of the Servicing Agreement with respect to the Loans, and any fees or other amounts in respect thereof with respect to any period from and after the closing of the September Loan Sale.
In consideration of TJA’s undertaking the obligations required of him under the agreement, and various guarantees and concessions previously provided by TJA for the Company’s benefit, the Company’s Audit Committee agreed, subject to specific terms to be negotiated with the Company and TJA, to the transfer to TJA of a number of shares of FCMC common stock currently held by FCHC representing 10% of FCMC’s outstanding shares, effective upon the closing of the September Loan Sale and the release of FCHC’s pledge of 70% of the outstanding shares of FCMC as security for the Legacy Credit Agreement.
September 22, 2010 Implementing Agreements
On September 22, 2010, FCHC and FCMC entered into various agreements implementing the transactions contemplated by the September 16, 2010 agreement (the “Implementing Agreements” or the “September 2010 Transaction”). On September 22, 2010, the letter agreement was superseded by the execution and delivery of an agreement, in a form and under terms substantially similar to the letter agreement, to implement the terms and conditions agreed to under the letter agreement.
Deferred Payment Agreement. On September 22, 2010, FCMC entered into the Deferred Payment Agreement with the Bank, in its capacity as Administrative Agent under the Legacy Credit Agreement, and TJA.
The Deferred Payment Agreement has a term expiring March 20, 2019, and provides that FCMC will pay to the Bank in respect of a qualifying transaction consummated during the term of the agreement an amount equal to ten percent of the aggregate value of the qualifying transaction minus $4 million.

Qualifying transactions include transactions or series or combinations of related transactions involving any of:
•	sale of all or a portion of the assets (an “Asset Sale”) or the capital stock (a “Stock Sale”) of FCMC, whether any such sale is effected by FCMC, TJA, its then-current owners if such owners sell 30% or more of the fully diluted outstanding equity securities of FCMC, a third party or any combination of any of the foregoing;
•	any exchange or tender offer, merger, consolidation or other business combination involving FCMC;
•	any recapitalization, reorganization, restructuring or any other similar transaction including, without limitation, negotiated repurchases of FCMC’s securities, an issuer tender offer, a dividend or distribution, or a spin-off or split-off involving FCMC; and,
•	any liquidation or winding-down of FCMC, whether by FCMC, its then-current owners, a third party or any combination of any of the foregoing.
Qualifying transactions specifically exclude:
•	the issuance of shares under FCMC’s equity compensation plans to the extent that those issuances do not exceed 7% of the fully diluted outstanding securities of FCMC during the term of the Deferred Payment Agreement; and,
•	the sale, restructuring or spin off, which is subject to the Bank’s prior approval, by the Company of its ownership interests in FCMC.
In the event of a qualifying transaction, the aggregate value of the transaction will be:
•	in the case of a Stock Sale, the total consideration paid or payable to equity holders, or FCMC in the case of a new issuance. If a Stock Sale involves the acquisition of a majority of the fully diluted outstanding equity shares of FCMC, the total consideration will also include additional amounts reflecting FCMC’s indebtedness for borrowed money, net pension liabilities, to the extent they are underfunded and deferred compensation liabilities, and be grossed up to the amount that would have been paid if all of the outstanding equity securities were acquired for the same per share consideration as that ascribed to the shares actually acquired; and,
•	in the case of an Asset Sale, the total consideration paid or payable for the assets. If an Asset Sale involves the sale of a material portion of the assets or business of FCMC, the total consideration will also include any assumed debt (including capitalized leases and repayment obligations under letters of credit), pension liabilities assumed, to the extent they are underfunded, and deferred compensation liabilities assumed, the net book value of net current assets retained by FCMC and the fair market value of any other retained assets.

In any qualifying transaction, the aggregate value of the transaction will also include:
•	consideration paid or payable to FCMC and its equity holders in connection with the qualifying transaction for covenants not to compete and management or consulting arrangements (excluding reasonable salaries or wages payable under bona fide arrangements for actual services);

•	dividends or distributions declared, and payments by FCMC to repurchase outstanding equity securities, in either event, after the date of the Deferred Payment Agreement; and,
•	in any qualifying transaction, amounts payable pursuant to any earn out, royalty or similar arrangement will be included in the aggregate value of the transaction. If such amounts are contingent, the deferred payment in respect of the contingent amounts will be paid at the time the contingency is realized, provided that amounts payable pursuant to notes or an escrow arrangement will not be treated as contingent.
Additionally, pursuant to the Deferred Payment Agreement, TJA guaranteed prompt and full payment to the Bank of each required deferred payment when due.
Amendment to Legacy Credit Agreement. On September 22, 2010, subsidiaries of FCHC (other than FCMC) entered into an amendment to the Legacy Credit Agreement with the Bank. Various definitions, terms and FCMC-related covenants were amended to permit a change of control of FCMC as part of the Proposed Restructuring, to effectuate the release of the equity interests of FCHC in FCMC and release of the Real Estate (subject to payment in full of the TJA Note since FCMC had elected to deliver the TJA Note), and to add the Deferred Payment Agreement as collateral under the Legacy Credit Agreement.
On September 22, 2010, the limited recourse guarantee of FCMC under the Legacy Credit Agreement was released, cancelled and discharged by the Bank. On September 22, 2010, FCHC and the Bank entered into a first amendment to the limited recourse guaranty and first amendment to amended and restated pledge agreements of FCHC under the Legacy Credit Agreement, which eliminated any reference to the equity interests in FCMC of FCHC.
Amendment to Licensing Credit Agreement. On September 22, 2010, FCHC and FCMC entered into an amendment to the Licensing Credit Agreement with the Bank. Various definitions, terms and FCMC-related covenants were amended to permit a change of control of FCMC as part of the Proposed Restructuring, to effectuate the release of the Real Estate (subject to the agreement of the applicable administrative agents and the lenders to release the same pursuant to the terms of the Restructure Agreement), eliminate any cross defaults resulting from any default under the Legacy Credit Agreement; permit incurrence of liabilities for indebtedness subject to the prior written consent of the Bank, which consent shall not be unreasonably withheld or delayed; and, eliminate the provision that FCMC shall, to the extent permitted by applicable law, no less frequently than semi-annually, within forty-five days after each June 30th and December 31st of each calendar year, make pro rata dividends, distributions and payments to FCMC’s shareholders and the Bank under the Legacy Credit Agreement. In addition the Licensing Credit Agreement and the revolving loan and credit facilities thereunder were extended to September 30, 2011.
Amendment to Servicing Agreement with the Bank. On September 22, 2010, the Servicing Agreement was amended to eliminate any cross-default provisions resulting from any default under the Legacy Credit Agreement.
EBIDTA Payment. On September 22, 2010, the Bank cancelled and terminated the obligations to make any EBITDA payments under the July 2010 Transaction.

Servicing Agreement with Bosco II. On September 22, 2010, FCMC entered into a servicing agreement with Bosco II, effective September 1, 2010, for the servicing and collection of the loans purchased by Bosco II from the Trust (the “Bosco II Servicing Agreement”). Pursuant to the Bosco II Servicing Agreement, FCMC shall service the loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry. Under the terms of the Bosco II Servicing Agreement, FCMC is entitled to a servicing fee equal to a percentage of net amounts collected and a per unit monthly service fee for loans less than thirty days contractually delinquent, a straight contingency fee for loans equal to or more than thirty days contractually delinquent, and reimbursement of certain third-party fees and expenses incurred by FCMC. The Bosco II Servicing Agreement may be terminated without cause and penalty upon thirty days prior written notice.
July 2010 Transaction
On July 16, 2010, FCHC and its servicing business subsidiary, FCMC, entered into a letter agreement (the “Letter Agreement”) with the Bank, Franklin Mortgage Asset Trust 2009-A, an indirect subsidiary of the Bank (the “Trust”) and, for certain limited purposes, Thomas J. Axon. The Letter Agreement was entered into in connection with and in anticipation of the Trust’s then-proposed sale to a third party, on a servicing-released basis (the July Loan Sale), of substantially all of the first-lien residential mortgage loans serviced by FCMC under the servicing agreement by and among the Trust and FCMC dated March 31, 2009 (the “Legacy Servicing Agreement”).
The July Loan Sale, effective July 1, 2010, closed on July 20, 2010 (the “July Loan Sale Closing Date”) and, on July 20, 2010, the July Loan Sale purchaser (the “Purchaser”) entered into a loan servicing agreement with FCMC (the “Loan Sale Servicing Agreement”), pursuant to which FCMC continues to service approximately 75% of the first-lien residential mortgage loans acquired by Purchaser in the July Loan Sale (effective October 1, 2010, 25% of the loans acquired were transferred by the Purchaser to its affiliate, which was an event that had been planned by the Purchaser at acquisition). Approximately 3,300 residential mortgage loans, consisting principally of first-lien mortgage loans, were included in the July Loan Sale.
The Letter Agreement included terms amending, or committing the Bank, FCMC, the Company, and related parties to amend certain of the Restructuring Agreements entered into in connection with the Company’s Restructuring with the Bank on March 31, 2009, including the existing relationships under the Legacy Servicing Agreement, the Legacy Credit Agreement, and the Licensing Credit Agreement, and FCMC to commit to make certain payments to the Bank. Additionally, the Letter Agreement set forth certain mutual commitments of the parties with respect to the Company’s consideration of a restructuring or spin-off of its ownership of FCMC (a “Potential Restructuring”), as well as certain guaranties of Thomas J. Axon, the Chairman of the Company and FCMC.
Letter Agreement with the Bank. Under the Letter Agreement with the Bank:
•	FCMC made a $1 million payment to the Bank as reimbursement for certain expenses of the Bank in connection with the July Loan Sale;
•	FCMC released all claims under the Legacy Servicing Agreement as of the loan sale date (other than those for unpaid servicing advances for services incurred prior to June 30, 2010) with respect to the loans sold in the July Loan Sale;
•	FCMC refunded to the Trust an estimated $400,000 for servicing fees paid in advance to FCMC under the Legacy Servicing Agreement in respect of July 2010 to the extent attributable to the loans sold in the July Loan Sale;
•	the Legacy Servicing Agreement was terminated as to the loans sold, except with respect to FCMC’s obligations to assist in curing documentary issues or deficiencies relating to the loans sold; and,

•	FCMC and the Trust entered into an amended and restated servicing agreement (the “New Trust Servicing Agreement” or “Servicing Agreement”) on July 30, 2010 and effective August 1, 2010, relating to the servicing of the loans and real estate properties previously serviced under the Legacy Servicing Agreement, other than those sold in the July Loan Sale (see below).

On the July Loan Sale Closing Date, the Company and FCMC entered into Amendment No. 2 to the Licensing Credit Agreement with the Bank and an affiliate of the Bank, Huntington Finance, LLC (“Amendment No. 2”).
Amendment No. 2 to the Licensing Credit Agreement with the Bank. Under Amendment No. 2 to the Licensing Credit Agreement with the Bank:
•	FCMC used $1 million in unpledged cash to repay the amount outstanding under its revolving line of credit with the Bank; and,
•	available credit under the revolving loan facility was reduced from $2 million to $1 million and the cash collateral, which was required to secure the revolving loan and letter of credit facilities, was reduced from $8.5 million to $7.5 million, with the released collateral applied as a voluntary payment against the debt outstanding of certain subsidiaries of the Company under the Legacy Credit Agreement.
Loan Sale Servicing Agreement with Purchaser. On July 20, 2010, but effective as of July 1, 2010, FCMC entered into a loan servicing agreement with the third-party Purchaser, pursuant to which FCMC will continue to provide servicing for the loans acquired by the Purchaser in the July Loan Sale. The Purchaser, which is now the second largest servicing client of FCMC, has the right to terminate the servicing of any of such loans without cause upon ninety (90) calendar days prior written notice, subject to the payment of a termination fee for each such loan terminated. Pursuant to the Loan Sale Servicing Agreement, FCMC will service the loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry.
Effective October 1, 2010, the Purchaser exercised its right to terminate the servicing of approximately 25% of the loans acquired by the Purchaser in the July Loan Sale (based on unpaid principal balance).
FCMC as servicer receives a monthly servicing fee per loan per month with the per loan amount dependent upon loan status at the end of each month, resolution and disposition fees based on the unpaid principal balance of loans collected from borrowers or gross proceeds from the sales of properties, as applicable, and a contingency fee the for unpaid principal balance collected on loans designated by the Purchaser, in addition to various ancillary fees and reimbursement of certain third-party expenses.
Potential Restructuring. In the July 2010 Transaction, which was amended and modified in part by the September 2010 Transaction described above, the parties agreed that in connection with a potential restructuring (the Potential Restructuring), if the Potential Restructuring is acceptable to the Bank and the required lenders, in each party’s sole discretion, and the Potential Restructuring does not result in material tax, legal, regulatory, or accounting impediments or issues for Franklin Holding or FCMC, then:
•	the Bank would use its reasonable efforts to assist Franklin Holding and FCMC in connection with such Potential Restructuring in obtaining the approval of the required lenders for the Potential Restructuring and consenting to any change of control in connection with the Potential Restructuring to the extent required under the Legacy Credit Agreement, and FCMC or Franklin Holding would reimburse and hold the Bank and the required lenders harmless from any reasonable expense incurred by them in connection with any such Potential Restructuring;

•	FCMC would make semi-annual payments to the Bank under the Legacy Credit Agreement (the “EBITDA Payment”) equal to (i) 50% of FCMC’s EBITDA, in accordance with GAAP, for each period for the first 18 months from the July Loan Sale Closing Date, and (ii) 70% of FCMC’s GAAP EBITDA for each period thereafter, up to a maximum aggregate of $3 million. The EBITDA Payment obligation, which was never triggered, was terminated and cancelled pursuant to the September 2010 Transaction;
•	Thomas J. Axon’s existing personal guaranty to the Bank would be extended to the EBITDA Payment pursuant to an amendment to the guarantee, which will also provide that to the extent that the EBITDA Payment in respect of any period is less than $500,000, Mr. Axon will pay such shortfall. Mr. Axon’s obligations pursuant to the guaranty would be secured and continue to be secured by the collateral he had pledged to the Bank on March 31, 2009. Although the EBITDA Payment obligation, which was never triggered, was terminated and cancelled pursuant to the September 2010 Transaction, Mr. Axon’s collateral has been pledged to the Bank to guarantee the TJA Note entered into on September 22, 2010; and,
•	any payments by FCMC or Mr. Axon in respect of the EBITDA Payment would go to reduce the obligation of the other in respect of the obligations to make such payment, or the guaranty in respect of such payment, as the case may be; and, any payments in respect of the EBITDA Payments, and application of payments to the Bank in respect of distributions by FCMC to its stockholders, would each serve as a credit against the other, which could have the effect of reducing the impact of the $3 million maximum amount of the EBITDA Payments otherwise payable as described above. These obligations, which were never triggered, were terminated and cancelled pursuant to the September 2010 Transaction.
New Trust Servicing Agreement. On July 30, 2010, FCMC entered into the New Trust Servicing Agreement for the loans and real estate properties not sold by the Trust, effective August 1, 2010, with the Trust to replace the servicing agreement (the “Prior Agreement” or Legacy Servicing Agreement) that had been entered into with the Trust as part of the Company’s March 31, 2009 Restructuring with the Bank.
The New Trust Servicing Agreement, which contains terms that are generally similar to those included in FCMC’s Prior Agreement does, however, include the following material changes: (i) the servicing fees for the second lien mortgage loans (which on September 22, 2010 were terminated from the New Trust Servicing Agreement and sold to Bosco II in the September Loan Sale) are based predominately on the percentage of principal and interest collected and a per unit monthly service fee only for contractually performing loans and loans in the early stages of bankruptcy, (ii) the servicing fees for the first lien mortgages and REO properties not sold to the Purchaser are based on a fee schedule from the Loan Sale Servicing Agreement FCMC had entered into with Purchaser (as described above), (iii) the New Trust Servicing Agreement is terminable without penalty and without cause on 90 days prior written notice, or 30 days prior written notice in connection with a sale of some or all of the assets by the Trust, (iv) the consent process for hiring vendors was replaced with a general restriction that vendors may not be engaged to perform a substantial portion of the primary day-to-day servicing obligations of FCMC, (v) minimum gross collection targets that could have triggered a termination of the agreement were removed, and (vi) the restrictions on entering into new servicing agreements that could reasonably likely impair the ability of FCMC to perform its obligations were eliminated.

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
The Restructuring did not include a portion of the Company’s debt (the Unrestructured Debt), which as of March 31, 2009 totaled approximately $40.7 million. The Unrestructured Debt was until September 30, 2010 subject to the original terms of the Franklin Forbearance Agreement entered into with the Bank in December 2007 and subsequent amendments thereto and the Franklin 2004 master credit agreement. Although the Franklin Forbearance Agreement did ultimately expire on September 30, 2010, we have been assured that there should be no impediments to securing an extension of the forbearance period for the Unrestructured Debt from September 30, 2010 until December 31, 2010, which we expect to receive from the Bank on or about November 19, 2010. However, we are unable to provide assurance than an extension actually will be forthcoming from the Bank. See Item 1A “Risk Factors — Risks Related to Our Business.”
The Franklin Forbearance Agreement and the Tribeca forbearance agreement that had been entered into with the Bank were, except for approximately $39.1 million of the Company’s debt outstanding at September 30, 2010, replaced effective March 31, 2009 by the Restructuring Agreements.
In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $837.9 million (the amount designated as Tranche A debt as of March 31, 2009) of term debt has been paid in full. At September 30, 2010, $714.3 million of this tranche of debt remained to be paid off before payment of the swap termination fee would be triggered. The Company has other non-amortizing fixed-rate interest rate swaps with the Bank, which have not been terminated.
On June 25, 2009, also in connection with the Restructuring and with the approval of the holders of more than two-thirds of the shares of Franklin Holding entitled to vote at an election of directors, the Certificate of Incorporation of FCMC was amended to delete the provision, adopted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware in connection with the Company’s December 2008 Reorganization, that had required the approval of the stockholders of Franklin Holding in addition to the stockholders of FCMC for any action or transaction, other than the election or removal of directors, that would require the approval of the stockholders of FCMC.

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
The Bank Trust Certificates represented approximately 83.27961% of the assets transferred to the Trust considered in the aggregate (such portion, the “Bank Contributed Assets”) and the Participants Trust Certificates represented approximately 16.72039% of the assets transferred to the Trust considered in the aggregate. Substantially all of the assets were sold by the Trust to third parties in the July and September Loan Sales.
Pursuant to the Transfer and Assignment Agreement, the Franklin transferring entities made certain representations, warranties and covenants to the Trust related to the Portfolio. To the extent any Franklin transferring entity breaches any such representations, warranties and covenants and the Franklin transferring entities are unable to cure such breach, the Trust has recourse against the Franklin transferring entities (provided that recourse to FCMC is limited solely to instances whereby FCMC transferred REO property FCMC did not own) (the “Reacquisition Parties”). In such instances, the Reacquisition Parties are obligated to repurchase any mortgage loan or REO property and indemnify the Trust, the Bank, the Administrator (as defined below), the holders of the Trust Certificates and the trustees to the trust agreement. The Franklin transferring entities provided representations and warranties, including but not limited to correct information, loans have not been modified, loans are in force, valid lien, compliance with laws, licensing, enforceability of the mortgage loans, hazardous substances, fraud, and insurance coverage. In addition, the Franklin transferring entities agreed to provide certain collateral documents for each mortgage loan and REO property transferred (except to the extent any collateral deficiency was disclosed to the Trust). To the extent any collateral deficiency exists with respect to such mortgage loan or REO property and the Franklin transferring entities do not cure such deficiency, the Reacquisition Parties shall be obligated to repurchase such mortgage loan. In connection with the reacquisition of any asset, the price to be paid by the Reacquisition Parties for such asset (the “Reacquisition Price”) shall be as agreed upon by the Administrator and the applicable Reacquisition Party; provided, however, should such parties not promptly come to agreement, the Reacquisition Price shall be as determined by the Administrator in good faith using its sole discretion.

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
Pursuant to the terms of the Legacy Credit Agreement, the Company amended and restated substantially all of its indebtedness subject to forbearance agreements dated December 19, 2008 (the “Forbearance Agreements”). As more fully described below, pursuant to the terms of the Legacy Credit Agreement, (1) the Participant Trust Certificates were collaterally assigned to the Bank as collateral for the loans as modified pursuant to the terms of the Legacy Credit Agreement (the “Restructured Loans”); (2) all net collections received by the Trust in connection with the portion of the Portfolio represented by the Bank Trust Certificates are to be paid to the REIT Sub or its subsidiaries; (3) the REIT Securities were pledged to the Bank as collateral for the Restructured Loans; (4) Franklin Holding pledged seventy percent (70%) of the common equity in FCMC to the Bank as collateral for the Restructured Loans (which was released pursuant to the September 2010 Transaction); and (5) Franklin Holding and FCMC were released from existing guarantees of the Restructured Loans, including Franklin Holding’s pledge of 100% of the outstanding shares of FCMC. In exchange, Franklin Holding and FCMC provided certain limited recourse guarantees relating to the Restructured Loans, wherein the Bank agreed to exercise only limited recourse against property encumbered by the pledge agreement (the “Pledged Collateral”) made in connection with the Legacy Credit Agreement, provided Franklin Holding and FCMC, respectively, any designee acting under the authority thereof or any subsidiary of either Franklin Holding or FCMC did not (i) commission any act fraud or material misrepresentation in respect of the Pledged Collateral; (ii) divert, embezzle or misapply proceeds, funds or money and/or other property relating in any way to the Pledged Collateral; (iii) breach any covenant under Article IV of the Pledge Agreement entered into by Franklin Holding; or (iv) conduct any business activities to perform diligence services, to service mortgage Loans or REO Properties or any related activities, directly or indirectly, other than by FCMC and Franklin Credit Loan Servicing, LLC (all of which are referred to as exceptions to nonrecourse). On September 22, 2010, the limited recourse guarantee of FCMC was released, cancelled and discharged.
The terms of the Legacy Credit Agreement vary according to the three tranches of loans covered by the Legacy Credit Agreement. At March 31, 2009, Tranche A included outstanding debt in the approximate principal sum of $837.9 million bearing interest at a per annum rate equal to one-month LIBOR plus 2.25% per annum, payable monthly in arrears on the outstanding principal balance of the related advances; Tranche B included outstanding debt in the approximate principal sum of $407.5 million bearing interest at a per annum rate equal to one-month LIBOR plus 2.75% per annum, payable monthly in arrears on the outstanding principal balance of the related advances; and, Tranche C included outstanding debt in the approximate principal sum of $125 million bearing interest at a per annum rate equal to 15%, payable monthly in arrears on the outstanding principal balance of the related advances. In the event of a default, the applicable interest rate would increase to 5% over the rate otherwise applicable to the respective tranche.

Terms of the Restructured Indebtedness under the Legacy Credit Agreement. The following table summarizes the principal economic terms of the Company’s indebtedness under the Legacy Credit Agreement.

	Outstanding	Outstanding
	Principal Amount	Principal Amount
	at March 31, 2009 -	at September 30, 2010 -	Applicable Interest		Required Monthly
	Franklin	Franklin	Margin Over LIBOR		Principal
	Asset/Tribeca	Asset/Tribeca	(basis points)		Amortization
Tranche A	$838,000,000	$714,000,000	225		None
Tranche B	$407,000,000	427,000,000	275		None
Tranche C	$125,000,000	157,000,000	N/A	(1)	None

Unrestructured Debt	$41,000,000	$39,000,000	(2)		None

(1)	The applicable interest rate is fixed at 15% per annum. Interest will be paid in kind during the term of the Restructuring.

(2)	Interest margin over FHLB 30-day LIBOR advance rate plus 2.60%-2.75%.
The interest rate under the terms of the Restructuring Agreements for Tranche A and Tranche B indebtedness that is the basis, or index, for the Company’s interest cost is the one-month LIBOR plus applicable margins. In accordance with the terms of the Restructuring Agreements, interest due and unpaid on Tranche A (upon election), Tranche B and Tranche C debt is accrued and added to the debt balance.
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
In accordance with the terms of the Legacy Credit Agreement, during the three months ended September 30, 2010, the outstanding balance of Tranche B increased from $423.5 million to $426.8 million and the outstanding balance of Tranche C increased from $151.0 million to $156.8 million, due to the addition of accrued interest for which cash was not available to pay the interest due. Notwithstanding the quarterly increases in Tranche B and Tranche C debt, during the quarter ended September 30, 2010, the total balance of debt outstanding under the Legacy Credit Agreement declined slightly from $1.372 billion at June 30, 2010 to $1.337 billion at September 30, 2010.

The Legacy Credit Agreement contains representations, warranties, covenants and events of default (the “Legacy Credit Agreement Defaults”) that are customary in transactions similar to the Restructuring. The Legacy Credit Agreement (as modified on September 22, 2010) is secured by a first priority security interest in (i) the REIT Securities; (ii) the Participant Trust Certificates; (iii) an undivided 16.72039% interest in the consumer mortgage loans and REO properties transferred to and still held by the Trust; (iv) 100% equity interests in all direct and indirect subsidiaries of Franklin Holding (other than FCMC), pledged by Franklin Holding (v) all amounts owing pursuant to any deposit account or securities account of any Company entities bound to the Legacy Credit Agreement (other than Franklin Holding), (vi) a first mortgage in real property interests at 6 Harrison Street, Unit 6, New York, New York (which shall be released upon payment of the TJA Note pursuant to the September 2010 Transaction); (vii) all monies owing to any borrower from any taxing authority; (viii) any commercial tort or other claim of FCMC, Franklin Holding, or any borrower, including FCMC’s right, title and interest in claims and actions with respect to certain loan purchase agreements and other interactions of FCMC with various entities engaged in the secondary mortgage market; (ix) certain real property interests of FCMC in respect to the proprietary leases under the existing Forbearance Agreements if not transferred to the Trust; (x) a second-priority lien on cash collateral held as security for the Licensing Credit Agreement to FCMC; (xi) any monies, funds or sums due or received by any borrower in respect of any program sponsored by any Governmental Authority, any federal program, federal agency or quasi-governmental agency, including without limitation any fees received, directly or indirectly, under the U.S. Treasury Homeowners Affordability and Stability Plan, (xii) The TJA Note; and, (xiii) the Deferred Payment Agreement. Any security agreement, acknowledgement or other agreement in respect of a lien or encumbrance on any asset of the Trust shall be non-recourse in nature and shall permit the Trust to distribute, without qualification, 83.27961% of all net collections received by the Trust to the REIT Sub and its subsidiaries irrespective of any event or condition in respect of the Legacy Credit Agreement.
All collections received by the Trust, provided that an event of default has not occurred and is continuing, shall go first to the payment of monthly servicing fees under the servicing agreement with the Trust, as amended (the “Servicing Agreement”) and then to (i) Administration Fees, expenses and costs (if any), (ii) pro rata to the owner trustee, certificate trustee and each custodian for any due and unpaid fees and expenses of such trustee and/or custodian, and (iii) to the pro rata ownership of the Trust Certificates. All amounts received pursuant to the Participants Trust Certificates shall be distributed pursuant to the applicable “Waterfall” provisions.
On September 22, 2010, the Legacy Credit Agreement with the Bank was amended. Various definitions, terms and FCMC-related covenants were amended to permit a future transfer, sale, restructuring or spin-off of the ownership of FCMC, subject to a review and final approval of the Bank; release the equity interests of FCHC in FCMC that had been pledged to the Bank in March 2009 and the Bank’s lien on a certain commercial condominium unit of FCMC (subject to payment in full of the TJA Note, which is due in full on November 22, 2010); add as collateral the Deferred Payment Agreement (which is guaranteed and collateralized by TJA) to pay the Bank 10% of the cumulative proceeds, minus $4 million, from any qualifying transactions (including dividends or distributions) that monetize FCMC’s value or significant assets prior to March 20, 2019; and, release, cancel and discharge the limited guarantee of FCMC. In addition, on September 22, 2010, the Bank eliminated all cross-default provisions to the Licensing Credit Agreement and Servicing Agreement of FCMC with the Trust (for the remaining loans and REO properties that continue to be held by the Trust) that could have triggered a default resulting from a default under the Legacy Credit Agreement.

3.	Entered into an amended and restated credit agreement to fund FCMC’s licensing obligations and working capital.
On March 31, 2009, in connection with the Restructuring, Franklin Holding and FCMC entered into the Licensing Credit Agreement, which included a credit limit of $13.5 million, comprised of a secured (i) revolving line of credit (“Revolving Facility”) up to the principal amount outstanding at any time of $2.0 million, (ii) up to the aggregate stated amount outstanding at any time for letters of credit of $6.5 million, and (iii) a draw credit facility (“Draw Facility”) up to the principal amount outstanding at any time of $5.0 million.
On March 26, 2010, Franklin Holding and FCMC entered into an amendment to the Licensing Credit Agreement with the Bank, which renewed and extended the Licensing Credit Agreement entered into with the Bank on March 31, 2009 as part of the Restructuring. The Amendment reduced the Draw Facility from $5.0 million to $4.0 million and extended the termination date to May 31, 2010, which expired unrenewed, and extended the termination date for the $2.0 million revolving line of credit and $6.5 million letter of credit facilities to March 31, 2011.
On July 16, 2010, the Licensing Credit Agreement was amended to reduce the revolving line of credit from $2 million to $1 million and to reduce the cash collateral securing the revolving loan and letter of credit facilities from $8.5 million to $7.5 million.
On September 22, 2010, Franklin Holding and FCMC entered into a further amendment to the Licensing Credit Agreement. Various definitions, terms and FCMC-related covenants were amended to extend the revolving line of credit and letter of credit facilities to September 30, 2011; permit a future transfer, sale, restructuring or spin-off of the ownership of FCMC, subject to a review and final approval of the Bank; release Bank liens on certain corporate condominium units of FCMC (subject to payment in full of the TJA Note, which is due in full on November 22, 2010); eliminate any cross defaults resulting from any default under the Legacy Credit Agreement; permit the incurrence of liabilities for indebtedness subject to the prior written consent of the Bank, which consent shall not be unreasonably withheld or delayed; and eliminate the provision that FCMC shall, to the extent permitted by applicable law, no less frequently than semi-annually, within forty-five days after each June 30th and December 31st of each calendar year, make pro rata dividends, distributions and payments to FCMC’s shareholders and the Bank under the Legacy Credit Agreement. In addition, the Bank cancelled and terminated the obligation of FCMC, entered into on July 16, 2010, to make payments aggregating $3 million to the Bank based upon FCMC’s EBITDA over a three-year period.
The Revolving Facility and the letters of credit are used to assure that all state licensing requirements of FCMC are met and to pay approved expenses of the Company. The Draw Facility was available, although never utilized by the Company, for the purpose of providing working capital for FCMC, if needed, and amounts drawn and repaid under this facility could not be re-borrowed. At September 30, 2010, no amount was outstanding under the Revolving Facility and approximately $6.5 million of letters of credit for various state licensing purposes were outstanding. There were no amounts due under the Draw Facility when it expired unrenewed.
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
The Licensing Credit Agreement, as amended, is secured by (i) a first priority security interest in FCMC’s cash equivalents in a controlled account maintained at the Bank in an amount satisfactory to the Bank, but not less than $8.5 million (which, effective June 20, 2010, is $7.5 million), (ii) blanket existing lien on all personal property of FCMC, (iii) a second mortgage in real property interests at 6 Harrison Street, Unit 6, New York, New York (which shall be released upon payment of the TJA Note pursuant to the September 2010 Transaction), (iv) a first Mortgage in certain real property interests at 350 Albany Street, New York, New York (which shall be released on or before November 30, 2010 upon payment of the TJA Note pursuant to the September 2010 Transaction); and (v) any monies or sums due FCMC in respect of any program sponsored by any Governmental Authority, including without limitation any fees received, directly or indirectly, under the U.S. Treasury Homeowners Affordability and Stability Plan.
The Draw Facility had been guaranteed by Thomas J. Axon, Chairman of the Board of Directors and a principal stockholder of the Company. In consideration for his guaranty, the Bank and the Company’s Audit Committee each had consented in March 2009 to the payment to Mr. Axon equal to 10% of FCMC’s common shares, which has been paid, subject to a further payment of up to an additional 10% in FCMC’s common shares should the pledge of common shares of FCMC by Franklin Holding to the Bank be reduced upon attainment by FCMC of certain net collection targets set by the Bank with respect to the Portfolio. The further payment of up to an additional 10% in FCMC’s common shares should the pledge of common shares of FCMC by Franklin Holding to the Bank be reduced upon attainment by FCMC of certain net collection targets set by the Bank with respect to the Portfolio is no longer applicable effective with the September 2010 Transaction.
4.	Entered into a servicing agreement with the Trust.
The Servicing Agreement, which was entered into on March 31, 2009 and subsequently amended on August 1, 2010 and September 22, 2010, governs the servicing by FCMC, as the servicer (the “Servicer”) for the loans and REO properties owned by the Trust. The Trust and/or the Bank as the administrator of the Trust (the “Administrator”) have significant control over all aspects of the servicing by FCMC.
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
The Servicer is required to maintain net worth of approximately $7.6 million and net income before taxes of $800,000 for the most recent twelve-month period or a breach of the agreement will be deemed to have occurred entitling the Bank with notice to terminate the agreement if the breach continues unremedied for five (5) business days. In addition to typical events entitling the owner to terminate the agreement with respect to some or all of the loans and REO properties, any event of default under the Licensing Credit Agreement, would entitle the Trust to immediately terminate the Servicing Agreement. In addition, the Servicing Agreement with respect to some or all of the loans and REO properties is terminable without penalty and without cause on 90 days prior written notice, or 30 days prior written notice in connection with a sale of some or all of the loans and REO properties by the Trust.
On September 22, 2010, the Servicing Agreement was amended to eliminate any cross-default provisions resulting from any default under the Legacy Credit Agreement.

10. NONCONTROLLING INTEREST
For the Company’s consolidated majority-owned subsidiary (FCMC) in which the Company owns less than 100% of the total outstanding common shares of stock, the Company recognizes a noncontrolling interest for the ownership interest of the noncontrolling interest holder, the Company’s President and Chairman, and principal stockholder, Thomas J. Axon. The noncontrolling interest represents the minority stockholder’s proportionate share of the equity of FCMC. At September 30, 2010, the Company owned 80% of FCMC’s capital stock, and Mr. Axon owned 20%. The 20% equity interest of FCMC that is not owned by the Company is shown in the Company’s consolidated financial statements as a Noncontrolling interest in subsidiary.
The change in the carrying amount of the minority interest for the nine months ended September 30, 2010 is as follows:

Nine Months Ended
September 30, 2010
Balance, January 1, 2010	$1,657,275
Net income attributed to noncontrolling interest	42,840
Additional 10% ownership granted	1,537,781

Balance, September 30, 2010	$3,237,896

The net income attributed to the noncontrolling interest of $43,000 represents Thomas J. Axon’s 10% noncontrolling interest in FCMC’s net income for the quarters ended March 31 and June 30, 2010 and Thomas J. Axon’s 20% noncontrolling interest (effective September 22, 2010) in FCMC’s net loss for the quarter ended September 30, 2010. See Note 12 — “Related Party Transactions.”
11. CERTAIN CONCENTRATIONS
Third Party Servicing Agreements — As a result of the March 2009 Restructuring and the Reorganization that took effect December 19, 2008, the Company’s operating business is conducted solely through FCMC, which is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collection and recovery servicing, for third parties. The portfolios serviced for other entities, as of September 30, 2010, were heavily concentrated with loans serviced for related parties (which consist primarily of loans previously acquired and originated by Franklin, transferred to the Trust and then subsequently sold by the Trust to third parties). As of September 30, 2010, FCMC had four significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate, one with Huntington for the remaining loans not sold by the Trust in the Loan Sales in July and September 2010, two with related parties (Bosco I and Bosco II) and one with an unrelated third party. At September 30, 2010, we serviced and provided recovery collection services on a total population of approximately 22,000 loans for the Bosco entities. The number of loans serviced for the Bosco entities represented approximately 67% (58% of unpaid principal balance) of the total loans serviced for third parties at September 30, 2010, while the number of loans serviced for Huntington represented approximately 3% (4% for unpaid principal balance) of the total loans serviced for third parties at September 30, 2010. See Note 12 — “Related Party Transactions.”
Financing — All of the Company’s existing debt is with one financial institution, Huntington.

12. RELATED PARTY TRANSACTIONS
Restructuring — On March 31, 2009, the Company transferred ten percent of its ownership in common stock of FCMC to its Chairman and President, Thomas J. Axon, as the cost of obtaining certain guarantees and pledges from Mr. Axon, which were required by the Bank as a condition of the Restructuring entered into by the Company and certain of its wholly-owned direct and indirect subsidiaries on March 31, 2009. On September 22, 2010, in consideration for Mr. Axon’s undertaking the obligations required of him under the September 2010 Transaction agreements, and various guarantees and concessions previously and currently provided by Mr. Axon for the benefit of both FCMC and FCHC, FCHC transferred to Mr. Axon an additional 10% of FCMC’s outstanding shares. When combined with FCMC shares already directly owned by Mr. Axon, the President and Chairman of FCHC and FCMC now directly owns 20% of FCMC, while the remaining 80% of FCMC is owned by FCHC and its public shareholders (including Mr. Axon as a principal shareholder of FCHC’s publicly owned shares). See Note 9 — “Notes Payable and Financing Agreements.”
Bosco I Servicing Agreement — On May 28, 2008, FCMC entered into various agreements, including a servicing agreement, to service on a fee-paying basis for Bosco I approximately $245 million in residential home equity line of credit mortgage loans. Bosco I was organized by FCMC, and the membership interests in Bosco I include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members of that entity. The loans that are subject to the servicing agreement were acquired by Bosco I on May 28, 2008. FCMC’s servicing agreement was approved by its Audit Committee.
FCMC began servicing the Bosco I portfolio in June 2008. Included in the Company’s consolidated revenues were servicing fees recognized from servicing the Bosco I portfolio of $671,000 and $431,000 for the three months ended September 30, 2010 and 2009, respectively, and $1.1 million and $1.7 million for the nine months ended September 30, 2010 and 2009, respectively. In addition, included in the Company’s consolidated revenues were fees recognized for various administrative services provided to Bosco I by FCMC in the amount of $120,000 for the nine months ended September 30, 2009. The Company did not recognize any administrative fees for the nine months ended September 30, 2010 and Bosco I did not pay for any fees for such services provided during the nine months ended September 30, 2010. In June 2009, FCMC wrote off as uncollectible the administrative fees recognized in the three months ended March 31, 2009.
On February 27, 2009, at the request of the Bosco I lenders, FCMC adopted a revised fee structure, which was approved by FCMC’s Audit Committee. The revised fee structure provided that, for the next 12 months, FCMC’s monthly servicing fee would be paid only after a monthly loan modification fee of $29,167 was paid to Bosco I’s lenders. Further, the revised fee structure provided that, on each monthly payment date, if the aggregate amount of net collections was less than $1 million, 25% of FCMC’s servicing fee would be paid only after certain other monthly distributions were made, including, among other things, payments made by Bosco I to repay its third-party indebtedness.
On October 29, 2009, at the additional request of the Bosco I lenders in an effort to maximize cash flow to the Bosco I lenders and to avoid payment defaults by Bosco I, the revised fee structure relating to deferred fees was adjusted through an amendment to the loan servicing agreement with Bosco I (the “Bosco Amendment”), which was approved by FCMC’s Audit Committee.

Under the terms of the Bosco Amendment, FCMC is entitled to a minimum monthly servicing fee of $50,000. However, to the extent that the servicing fee otherwise paid for any month would be in excess of the greater of $50,000 or 10% of the total cash collected on the loans serviced for Bosco I (such amount being the “Monthly Cap”), the excess will be deferred, without the accrual of interest. The cumulative amounts deferred will be paid (i) with the payment of the monthly servicing fee, to the maximum extent possible, for any month in which the servicing fee is less than the applicable Monthly Cap, so long as the sum paid does not exceed the Monthly Cap or (ii) to the extent not previously paid, on the date on which any of the promissory notes (“Notes”) payable by Bosco I to the lenders, which were entered into to finance the purchase of and are secured by the loans serviced by FCMC, is repaid, refinanced, released, accelerated, or the amounts owing thereunder increased (other than by accrual or capitalization of interest). If the deferred servicing fees become payable by reason of acceleration of the Notes, the lenders’ right to payment under such Notes shall be prior in right to FCMC’s rights to such deferred fees.
Further, the Bosco Amendment provides that FCMC will not perform or be required to perform any field contact services for Bosco I or make any servicing advances on behalf of Bosco I that individually or in the aggregate would result in a cost or expense to Bosco I of more than $10,000 per month, without the prior written consent and approval of the lenders. The Bosco Amendment did not alter FCMC’s right to receive a certain percentage of collections after Bosco I’s indebtedness to the Lenders has been repaid in full, the Bosco I equity holders have been repaid in full the equity investment in Bosco I made prior to Bosco I entering into the loan agreement with the lenders, and the lenders and Bosco I’s equity holders have received a specified rate of return on their debt and equity investments.
The amount and timing of ancillary fees owed to the Company is the subject of a good faith dispute between FCMC and the Managing Member of Bosco I, Thomas J. Axon (Chairman and President of the Company and FCMC). However, even if the parties can resolve their differences amicably, there are no funds available to Bosco I for payment for such services (short of a capital call), since all funds from collections are required by Bosco I’s agreements with its lenders to repay such lenders, aside from specific amounts required for servicing fees and other specifically excepted costs. On June 30, 2009, the Company wrote off $90,000 in internal accounting costs associated with services provided by FCMC to Bosco I. On December 31, 2009, the Company wrote off $372,000 in additional aged receivables, due to nonpayment, consisting of (i) legal costs incurred by FCMC in 2008 related to the acquisition by Bosco I of its loan portfolio and entry into a servicing agreement with Bosco I; (ii) expenses for loan analysis, due diligence and other services performed for Bosco I by FCMC in 2008 related to the acquisition by Bosco I of the loan portfolio; and (iii) additional internal accounting costs for services provided to Bosco I by FCMC through June 30, 2009. In addition, FCMC has not accrued fees for accounting costs for these services since June 1, 2009.
FCMC determined to accept the deferrals and other amendments described above with respect to its Bosco I relationship in recognition of the performance of the Bosco I loan portfolio, which has been adversely impacted by general market and economic conditions, in an effort to maintain the continued and future viability of its servicing relationship with Bosco I, and in the belief that doing so is in its best long-term economic interests in light of the fact that the Company believes FCMC’s servicing of the Bosco I portfolio is profitable notwithstanding such deferrals and amendments. FCMC’s determination to not currently take legal action with respect to the receivables it has written off as described above, which receivables have not been settled or forgiven by FCMC, was made in light of these same considerations.
As of September 30, 2010, FCMC had $456,000 of accrued and unpaid servicing fees due from Bosco I (effective August 1, 2009, FCMC’s servicing fee income is recognized when cash is received), and $113,000 in outstanding reimbursable third-party expenses incurred by FCMC in the servicing and collection of the Bosco I loans.

On March 4, 2010, FCMC entered into an agreement with Bosco I to provide ancillary services not covered by the Bosco I Servicing Agreement related to occupancy verification and the coordination of on-sight visits with borrowers to facilitate the implementation of loss mitigation program initiatives at fees ranging from $100-$140 per individual assignment. Total expenses reimbursable by Bosco I and outstanding for such services totaled approximately $54,000 at September 30, 2010 (which amount is included in the $113,000 in outstanding reimbursable third-party expenses referenced above).
Bosco II Servicing Agreement — On September 22, 2010, FCMC entered into a servicing agreement with Bosco II for the servicing and collection of the loans purchased by Bosco II from the Bank’s Trust in the September Loan Sale. 100% of the membership interest in Bosco II is held by the Company’s Chairman and President, Thomas J. Axon. The Bosco II Servicing Agreement, which is effective as of September 1, 2010, governs the servicing of approximately 20,000 loans. Pursuant to the Bosco II Servicing Agreement, FCMC will service the loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry. Under the terms of the Bosco II Servicing Agreement, FCMC is entitled to a servicing fee equal to a percentage of net amounts collected and per unit monthly service fee for loans less than thirty days contractually delinquent and a straight contingency fee for loans equal to or more than thirty days contractually delinquent, and reimbursement of certain third-party fees and expenses incurred by FCMC. The Bosco II Servicing Agreement may be terminated without cause and penalty upon thirty days prior written notice. See Note 9 — “Notes Payable and Financing Agreements.”
FCMC also provided the loan analysis and certain other services for Bosco II for the loans acquired by Bosco II. FCMC’s servicing agreement with Bosco II was approved by its Audit Committee.
FCMC began servicing the Bosco II portfolio for Bosco II effective September 1, 2010. Included in the Company’s consolidated revenues for the three months ended September 30, 2010 were servicing fees recognized from servicing the Bosco II portfolio of approximately $514,000 for the month of September 2010.
Other Significant Related Party Transactions with the Company’s Chairman — At September 30, 2010, the Company had an outstanding receivable from an affiliate, RMTS Associates, of $6,000. This receivable represents various operating expenses that are paid by the Company and then reimbursed by RMTS.
On September 13, 2010, FCMC’s audit committee authorized a 22% commission (minus certain expenses) to Hudson Servicing Solutions, LLC (“Hudson”), a procurer of force-placed insurance products for FCMC, with respect to force-placed hazard insurance coverage maintained on FCMC’s remaining portfolio of mortgage loans and mortgage loans serviced for third parties. The sole member of Hudson is RMTS, LLC, of which the Company’s Chairman and President is the majority owner.
FCMC entered into a collection services agreement, effective December 23, 2009, pursuant to which FCMC agreed to serve as collection agent in the customary manner in connection with approximately 4,000 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $56 million, which were acquired by two trusts set up by a fund in which the Company’s Chairman and President is a member, and contributed 50% of the purchase price and agreed to pay certain fund expenses. Under the collection services agreement, FCMC is entitled to collection fees consisting of 35% of the gross amount collected. The agreement also provides for reimbursement of third-party fees and expenses incurred by FCMC. The collection fees earned by FCMC under this collection services agreement during the three months ended September 30, 2010 were not significant.

On February 1, 2010, FCMC entered into a collection services agreement, pursuant to which FCMC agreed to serve as collection agent in the customary manner in connection with approximately 1,500 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $85 million, which were acquired through a trust set up by a fund in which the Company’s Chairman and President is a member, and contributed 25% of the purchase price. Under the collection services agreement, FCMC is entitled to collection fees consisting of 33% of the amount collected, net of third-party expenses. The agreement also provides for reimbursement of third-party fees and expenses incurred by FCMC in compliance with the collection services agreement. The collection fees earned by FCMC under this collection services agreement during the three months ended September 30, 2010 were not significant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used herein, references to the “Company,” “Franklin,” “Franklin Holding,” “we,” “our” and “us” refer to Franklin Credit Holding Corporation (“FCHC”), collectively with its subsidiaries. As used herein references to: “FCMC” refers to Franklin Credit Management Corporation, the Company’s servicing business subsidiary; the “Bank” and “Huntington” refer to The Huntington National Bank; the “Reorganization” refers to the December 2008 corporate reorganization; the “Restructuring” refers to the March 31, 2009 Restructuring; “Bosco I” refers to Bosco Credit, LLC; “Bosco II” refers to Bosco Credit II, LLC; the “Trust” and the “Bank’s Trust” refer to Franklin Mortgage Asset Trust 2009-A, an indirect subsidiary of the Bank; the “Letter Agreement” refers to a July 16, 2010 letter agreement with the Bank and other parties; the “July 2010 Transaction” refers to a transaction with the Bank and other parties entered into on July 16, 2010; the “September 2010 Transaction” refers to a transaction with the Bank and other parties entered into on September 22, 2010; and, the “July Loan Sale” refers to the sale of loans in connection with the July 2010 Transaction and the “September Loan Sale” refers to the sale of loans in connection with the September 2010 Transaction (together, the “Loan Sales”).
Safe Harbor Statements. Statements contained herein and elsewhere in this Quarterly Report on Form 10-Q that are not historical fact may be forward-looking statements regarding the business, operations and financial condition of Franklin Holding (and together with its consolidated subsidiaries, the Company, Franklin, we, us or our, unless otherwise specified or the context otherwise requires) within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, changes in the level of growth in the finance and housing markets, such as slower or negative home price appreciation and economic downturns or other adverse events in certain states; (ii) the Company’s ability to continue as a going concern; (iii) the Company’s relations with the Company’s lenders and such lenders’ willingness to waive any defaults under the Company’s agreements with such lenders; (iv) the Company’s ability to obtain renewals of its loans or alternative refinancing opportunities; (v) the availability of or ability to retain as clients third parties holding distressed mortgage debt for servicing by the Company on a fee-paying basis; (vi) changes in the statutes or regulations applicable to the Company’s business or in the interpretation and enforcement thereof by the relevant authorities; (vii) the status of the Company’s regulatory compliance; (viii) the risk that legal proceedings could be brought against the Company which could adversely affect its financial results; (ix) the Company’s ability to adapt to and implement technological change; (x) the Company’s ability to attract and retain qualified employees; and (xi) other risks detailed from time to time in the Company’s Securities and Exchange Commission (“SEC”) reports and filings. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company’s filings with the SEC, including, but not limited to, those factors discussed under the captions “Risk Factors,” “Interest Rate Risk” and “Real Estate Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010 and Quarterly Reports on Form 10-Q, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Application of Critical Accounting Policies and Estimates
The Company’s significant accounting policies, as of December 31, 2009 are described in Note 2 to the December 31, 2009 consolidated financial statements filed in the Annual Report on Form 10-K. As of September 30, 2010 and December 31, 2009, we have identified the continuing assessment of the fair value of the investment in (i) preferred and common stocks, or the REIT Securities, (ii) trust certificates, (iii) because for accounting purposes the Restructuring is being treated as a financing under Accounting Standards Codification Topic 860, Transfers and Servicing (“ASC Topic 860”), mortgage loans and real estate held for sale and the corresponding nonrecourse liability, and (iv) income taxes as the Company’s most critical accounting policies and estimates. The following discussion and analysis of financial condition and results of operations is based on the amounts reported in our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In preparing the consolidated financial statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on our consolidated financial statements. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time.
Servicing Portfolio
As a result of the March 2009 Restructuring and the Reorganization that took effect December 2008, the Company’s servicing business is conducted through FCMC, a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized collections and loan recovery servicing for third parties.
As of September 30, 2010, FCMC had four significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate: one with Huntington, through the Trust for the remaining loans not sold in the Loan Sales in July and September 2010; two with related parties (Bosco I and Bosco II); and, one with an unrelated third party. At September 30, 2010, we serviced and provided recovery collection services on a total population of approximately 33,000 loans and 238 real estate properties for the four significant servicing clients described above, and relatively small pools of loans under recovery collection contracts with third parties, whereby we receive fees based solely on a percentage of amounts collected, for a few other entities.
The unpaid principal balance of loans serviced for the Bosco related party entities represented approximately 58% of the unpaid principal balance (67% of the number of loans) of the total loans serviced for third parties at September 30, 2010, while the loans serviced for Huntington represented approximately 2% of the unpaid principal balance (3% of the number of loans) of total loans serviced at September 30, 2010.

On September 22, 2010, effective September 1, 2010, the Trust as directed by the Bank sold (the September Loan Sale) to a third party related to the Company (Bosco II) on a servicing-released basis substantially all of the subordinate-lien residential mortgage loans serviced by FCMC under the servicing agreement with the Trust (the New Trust Servicing Agreement). Bosco II is 100% owned by the Company’s Chairman and President, Thomas J. Axon. On September 22, 2010, effective September 1, 2010, FCMC entered into a servicing agreement with Bosco II (the “Bosco II Servicing Agreement”) for the servicing and collection of the loans purchased by Bosco II from the Trust. The Bosco II Servicing Agreement may be terminated without cause and penalty upon thirty days prior written notice. Bosco II is Franklin’s largest servicing client.
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
On July 20, 2010, effective July 1, 2010, the Trust as directed by the Bank sold (the July Loan Sale) to a third party (the “Purchaser”) on a servicing-released basis substantially all of the first-lien residential mortgage loans serviced by FCMC under the servicing agreement by and among the Trust and FCMC (the Legacy Servicing Agreement). On July 20, 2010, but effective as of July 1, 2010, FCMC entered into a servicing agreement with the Purchaser pursuant to which FCMC continues to provide servicing for the loans acquired by the Purchaser in the July Loan Sale. However, the servicing of approximately 25% of the loans acquired was transferred (as had been contemplated at the time of the July Loan Sale) by the Purchaser to an affiliate of the Purchaser effective October 1, 2010. With respect to the remaining approximately 75% of the loans acquired, the Purchaser, which is now the second largest servicing client of FCMC, has the right to terminate the servicing of any loan without cause upon ninety (90) calendar days prior written notice, subject to the payment of a termination fee for each loan so terminated.
At September 30, 2010, the portfolio of residential mortgage loans serviced for other entities consisted of 33,000 loans representing $1.64 billion of unpaid principal balance (“UPB”). The following table sets forth information regarding the types of properties securing the serviced for others portfolio at September 30, 2010.

	September 30, 2010
	Number	Unpaid	Percentage of Total
Property Types	of Loans	Principal Balance	Principal Balance
Residential 1-4 family	18,255	$1,081,190,520	65.86%
Condos, co-ops, PUD dwellings	2,963	173,778,429	10.58%
Manufactured and mobile homes	441	11,295,406	0.69%
Secured, property type unknown(1)	1,253	17,918,969	1.09%
Commercial	41	2,801,815	0.17%
Unsecured loans(2)	9,914	354,738,335	21.61%

Total	32,867	$1,641,723,474	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.

(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

The following table provides a breakdown of the delinquency status of our portfolio of residential mortgage loans serviced for other entities, as of September 30, 2010, by unpaid principal balance.

		September 30, 2010
		Contractual Delinquency
	Days Past Due	Amount	%
Performing — Current	0 - 30 days	$204,373,645	12.45%
Delinquent	31 - 60 days	13,774,089	0.84%
	61 - 90 days	3,013,303	0.18%
	90+ days	777,353,975	47.35%

Modified Loans	0 - 30 days	153,976,723	9.38%
Delinquent	31 - 60 days	20,942,690	1.28%
	61 - 90 days	3,786,376	0.23%
	90+ days	50,327,348	3.06%

Bankruptcy	0 - 30 days	27,013,520	1.64%
Delinquent	31 - 60 days	4,729,649	0.29%
	61 - 90 days	1,044,562	0.06%
	90+ days	175,446,548	10.69%

Foreclosure	0 - 30 days	1,177,537	0.07%
Delinquent	31 - 60 days	289,377	0.02%
	61 - 90 days	280,707	0.02%
	90+ days	204,193,425	12.44%

	Total	$1,641,723,474	100.00%

All current loans	0 - 30 days	$386,541,425	23.54%

Included in the above table were second-lien mortgage loans in the amount of $1.12 billion, of which $261.9 million were current on a contractual basis. The legal status composition of the second-lien mortgage loans at September 30, 2010 was: $874.5 million (including $689.2 million at least 90 days contractually delinquent), or 78%, were performing; $99.0 million, or 9%, were modified due to delinquency or the borrower’s financial difficulty; $147.7 million, or 13%, were in bankruptcy; and less than $2.2 million, or less than 1%, were in foreclosure.

The following table provides a breakdown of the delinquency status of our portfolio of residential mortgage loans serviced for other entities, as of September 30, 2010, by loan count.

		September 30, 2010
		Contractual Delinquency
	Days Past Due	Number of Loans	%
Performing — Current	0 - 30 days	5,212	15.86%
Delinquent	31 - 60 days	381	1.16%
	61 - 90 days	65	0.19%
	90+ days	18,957	57.68%

Modified Loans	0 - 30 days	1,990	6.05%
Delinquent	31 - 60 days	268	0.82%
	61 - 90 days	65	0.20%
	90+ days	847	2.58%

Bankruptcy	0 - 30 days	657	2.00%
Delinquent	31 - 60 days	119	0.36%
	61 - 90 days	39	0.12%
	90+ days	3,293	10.02%

Foreclosure	0 - 30 days	9	0.03%
Delinquent	31 - 60 days	3	0.01%
	61 - 90 days	4	0.01%
	90+ days	958	2.91%

	Total	32,867	100.00%

All current loans	0 - 30 days	7,868	23.94%

Included in the above table were 27,478 second-lien mortgage loans, of which 6,269 were current on a contractual basis. The legal status composition of the second-lien mortgage loans at September 30, 2010 was: 21,624 loans (including 16,787 loans at least 90 days contractually delinquent), or 79%, were performing; 2,256 loans, or 8%, were modified due to delinquency or the borrower’s financial difficulty; 3,567 loans, or 13%, were in bankruptcy; and 31 loans were in foreclosure.
The following table sets forth information regarding the lien position of the properties securing the portfolio of residential mortgage loans (exclusive of real estate assets) serviced for other entities at September 30, 2010:

	September 30, 2010
	Number	Unpaid	Percentage of Total
Lien Position	of Loans	Principal Balance	Principal Balance
1st Liens	5,389	$518,322,805	31.57%
2nd Liens	27,478	1,123,400,669	68.43%

Total	32,867	$1,641,723,474	100.00%

The following table sets forth information regarding the geographic location of properties securing the residential mortgage loans serviced for other entities at September 30, 2010:

	September 30, 2010
	Number	Unpaid	Percentage of Total
Location	of Loans	Principal Balance	Principal Balance
California	5,368	$445,728,760	27.15%
Florida	2,649	132,643,895	8.08%
New Jersey	845	109,388,448	6.66%
New York	1,231	103,420,220	6.30%
Texas	3,282	87,307,522	5.32%
Pennsylvania	1,050	54,348,268	3.31%
Ohio	1,681	50,929,825	3.10%
Illinois	1,239	49,574,068	3.02%
Georgia	1,234	47,666,508	2.91%
Michigan	1,637	45,514,555	2.77%
All Others	12,651	515,201,405	31.38%

Total	32,867	$1,641,723,474	100.00%

Real Estate Assets Serviced for Other Entities
The following table sets forth the real estate assets serviced for other entities, and sales of real estate assets during the three and nine months ended September 30, 2010:

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
	Number of Assets	Amount	Number of Assets	Amount
Real estate assets at September 30, 2010	238	$41,169,487	238	$41,169,487
Real estate assets sold	67	$13,802,739	212	$38,433,034
Results of Operations — Franklin Credit Management Corporation (FCMC)
Through FCMC, we are actively seeking to (a) expand our servicing business to provide servicing and recovery services to third parties, particularly specialized collection services, and (b) capitalize on our experience to provide due diligence and customized, comprehensive loan analysis and in-depth end-to-end transaction and portfolio management services to the residential mortgage markets. Since January 1, 2009, the Company’s operating business has been conducted solely through FCMC, a specialty consumer finance subsidiary company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery servicing, and in the due diligence, analysis, pricing and acquisition of residential mortgage portfolios, for third parties. See Note 9 — “Notes Payable and Financing Agreements — Restructuring Agreements with Lead Lending Bank.”
As a result of the March 2009 Restructuring and the December 2008 Reorganization, FCMC, the Company’s servicing entity within the Franklin group of companies, notwithstanding the substantial stockholders’ deficit of Franklin, has positive net worth and as of September 22, 2010 all its equity is free from the pledges to the Bank.

At September 30, 2010, FCMC had total assets of $29.3 million and had stockholders’ equity of $16.2 million. At December 31, 2009, FCMC’s total assets amounted to $26.3 million and its stockholders’ equity was $18.9 million. The reduction in stockholders’ equity during the nine months ended September 30, 2010 was the result principally of payments made, and an obligation incurred, by FCMC to the Bank in connection with the July 2010 Transaction and the September 2010 Transaction (referred to as non-dividend distributions), which payments were applied by the Bank as payments against the debt outstanding of certain subsidiaries of the Company under the Legacy Credit Agreement, net of an additional contribution of capital by FCHC. Inter-company payables and receivables, and non-dividend distributions made by FCMC, were eliminated in deriving the Consolidated Financial Statements of Franklin.
FCMC had income before tax of approximately $808,000 and $6.1 million, respectively, for the nine months ended September 30, 2010 and 2009, principally from servicing the portfolio of loans and assets for the Bank and the two Bosco entities. The decline in income before tax for the nine months ended September 30, 2010, compared with the same nine-month period in 2009, was due to reduced servicing fees as a result of the continuing reduction in the number of loans serviced for Huntington, the new servicing contracts entered into in connection with the Loan Sales, reduced servicing fees earned from servicing the Bosco I portfolio, and the $1.0 million bank fee paid in the third quarter of 2010 to Huntington in connection with the July Loan Sale pursuant to the terms of the July 2010 Transaction. Inter-company servicing revenues allocated to FCMC during the first quarter of 2009 were based principally on the servicing contract entered into as part of the Restructuring, which became effective on March 31, 2009. FCMC charges its sister companies a management fee that is estimated based on internal services rendered by its employees to those companies.
Inter-company allocations and the Federal provision for income taxes during the three and nine months ended September 30, 2010 and 2009 have been eliminated in deriving the Consolidated Financial Statements of the Company. Cash servicing revenues received from the Bank for servicing its loans during the nine months ended September 30, 2010 and the nine months ended September 30, 2009 have been eliminated in deriving the Consolidated Financial Statements of the Company. The servicing fees received from the Bank during the quarter ended September 30, 2010 for servicing their loans up to the effective dates of the July and September Loan Sales were eliminated in deriving the Consolidated Financial Statements of the Company. Servicing revenues were eliminated in the Consolidated Financial Statements of the Company due to the accounting treatment for the transfer of the trust certificates as a financing under ASC Topic 860.
The Company’s consolidated financial statements, while including the results of FCMC, include the results of all its subsidiary companies, which includes all the assets and debt obligations that have resulted from the Company’s legacy business prior to the March 31, 2009 Restructuring.
As of September 30, 2010, FCMC had four significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate: one with Huntington, through the Trust for the remaining loans not sold in the July and September Loan Sales, two with related parties (Bosco I and Bosco II) and one with an unrelated third party. At September 30, 2010, FCMC serviced and provided recovery collection services on a total population of approximately 33,000 loans. While the loans serviced for Huntington represented approximately 3% of the total number of loans serviced for third parties as of September 30, 2010 (due to the July and September 2010 Loan Sales by the Bank’s Trust), the servicing revenues earned from servicing the Huntington portfolio represented approximately 81% of the total servicing revenues earned during the nine months ended September 30, 2010. The servicing revenues earned from servicing the Bosco entities represented approximately 8% of the total servicing revenues earned during the nine months ended September 30, 2010. The servicing revenues earned from servicing the Huntington portfolio represented approximately 46% of the total servicing revenues earned during the three months ended September 30, 2010, while the servicing revenues earned from servicing the Bosco entities represented approximately 18% of the total servicing revenues earned during the three months ended September 30, 2010.

Effective July 1, 2010, the Trust as directed by the Bank sold approximately 3,300 residential mortgage loans to a third party (the “Purchaser”) (the July Loan Sale), which loans were substantially all of the first-lien residential mortgage loans that had been serviced by FCMC under the servicing agreement with the Trust (the Legacy Servicing Agreement). Effective as of July 1, 2010, FCMC entered into the Loan Sale Servicing Agreement with the Purchaser, pursuant to which FCMC continues to provide servicing for the loans acquired by the Purchaser in the July Loan Sale. However, effective October 1, 2010, FCMC services approximately 75% of the loans acquired (based on unpaid principal balance) as, in accordance with the Loan Sale Servicing Agreement, the servicing of approximately 25% of the loans were transferred by the Purchaser to an affiliate of the Purchaser. With respect to the remaining 75% of the loans acquired, the Purchaser, which is now the second largest servicing client of FCMC, has the right to terminate the servicing of any loan without cause upon ninety (90) calendar days prior written notice, subject to the payment of a termination fee for each such loan terminated.
On July 30, 2010, FCMC entered in the New Trust Servicing Agreement with the Trust, dated and effective as of August 1, 2010, to replace the Prior Agreement that had been entered into with the Trust as part of the March 31, 2009 Restructuring with the Bank. The New Trust Servicing Agreement is terminable, with respect to some or all of the loans and REO properties, without penalty and without cause on 90 days prior written notice, or 30 days prior written notice in connection with a sale of some or all of the loans and REO properties by the Trust. The Company anticipates that FCMC’s servicing revenues from the New Trust Servicing Agreement will be significantly lower than those that had been earned under the Prior Agreement for those assets that were not sold in the July Loan Sale.
Effective September 1, 2010, the Trust as directed by the Bank sold to a third party (Bosco II) substantially all (approximately 20,000 residential mortgage loans) of the subordinate-lien residential mortgage loans (the September Loan Sale) serviced by FCMC under the servicing agreement with the Trust (the New Trust Servicing Agreement). Effective as of the same date, FCMC entered into a servicing agreement with Bosco II for the servicing and collection of the loans purchased by Bosco II from the Trust. The Bosco II servicing agreement may be terminated without cause and penalty upon thirty days prior written notice.
The Company and its mortgage servicing subsidiary, FCMC, entered into a series of transactions (the September 2010 Transaction) with the Bank and other parties on September 22, 2010. The September 2010 Transaction enables FCMC to operate its servicing, collections and recovery business free of pledges of its stock and significant restrictive covenants under the legacy credit agreement with the Bank (the Legacy Credit Agreement), which governs the substantial debt owed to the Bank by subsidiaries of FCHC, but not FCMC.
The key terms and conditions of the September 2010 Transaction that relate to FCMC include:
(a)	the Bank agreed to release FCHC’s pledge of 70% of the outstanding shares of FCMC as security for the Legacy Credit Agreement, in consideration of $4 million paid by FCMC to the Bank;
(b)	the Bank agreed to release its liens on real properties owned by FCMC that were previously pledged to the Bank, in exchange for a $1 million note (guaranteed by TJA) from FCMC payable on or before November 22, 2010;

(c)	the Bank released, cancelled and discharged the limited recourse guarantee of FCMC under the Legacy Credit Agreement;
(d)	the Bank eliminated all cross-default provisions to the Licensing Credit Agreement and servicing agreement of FCMC with the Trust (for the remaining loans that continue to be held by the Trust) that could have triggered a default resulting from a default under the Legacy Credit Agreement;
(e)	the Bank extended the $6.5 million letter of credit and $1.0 million revolving credit facilities available under the Licensing Credit Agreement, which is collateralized by $7.5 million in cash held by FCMC, to September 30, 2011;
(f)	the Bank and the participating lenders consented to the future transfer, sale, restructuring or spin-off of the ownership of FCMC, subject to a review and final approval of the Bank;
(g)	FCMC entered into a Deferred Payment Agreement (guaranteed and collateralized by TJA) to pay the Bank 10% of the cumulative proceeds, minus $4 million, from any qualifying transactions (including dividends or distributions) that monetize FCMC’s value or significant assets prior to March 20, 2019; and,
(h)	the Bank cancelled and terminated the obligation of FCMC, entered into on July 16, 2010, to make payments aggregating $3 million to the Bank based upon FCMC’s EBITDA (earnings before interest, taxes, depreciation and amortization) over a three-year period.
In consideration for TJA’s undertaking the obligations required of him under the September 2010 Transaction agreements, and various guarantees and concessions previously provided by TJA for the benefit of both FCMC and FCHC, FCHC transferred to TJA an additional 10% of FCMC’s outstanding shares. When combined with FCMC shares already directly owned by TJA, the President and Chairman of FCHC and FCMC now directly owns 20% of FCMC, while the remaining 80% of FCMC is owned by FCHC and its public shareholders (including TJA as a principal shareholder of FCHC’s publicly owned shares).
Under the terms of the July 2010 Transaction, FCMC paid the Bank (i) $1 million towards the Bank’s expenses of the July Loan Sale, (ii) $1 million to pay off the outstanding debt under the Licensing Credit Agreement, and (iii) $1 million to reduce the revolving line of credit from $2 million, which resulted in a release of $1 million in cash collateral that was used to pay down debt of the Company under the Legacy Credit Agreement.

A summary of FCMC’s stand-alone financial results for the three and nine months ended September 30, 2010 and 2009, and at September 30, 2010 and December 31, 2009 are as follows:

	Three Months Ended	Three Months Ended
STATEMENT OF INCOME	September 30, 2010	September 30, 2009
REVENUES:
Servicing fees and other income	$4,300,578	$7,379,394
Interest income	7,899	18,124

Total revenues	4,308,477	7,397,518

OPERATING EXPENSES:
Interest expense	5,383	25,313
Bank fee	1,000,000	—
Collection, general and administrative	4,290,518	5,054,678
Depreciation	107,019	152,353

Total operating expenses	5,402,920	5,232,344

INCOME BEFORE PROVISION FOR INCOME TAXES	$(1,094,443)	$2,165,174
Provision for income taxes	(438,550)	238,475

NET INCOME	$(655,893)	$1,926,699

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
REVENUES:
Servicing fees and other income	$15,680,835	$22,466,722
Interest income	25,680	90,709

Total revenues	15,706,515	22,557,431

OPERATING EXPENSES:
Interest expense	49,653	55,097
Bank fee	1,000,000	—
Collection, general and administrative	13,455,532	15,930,778
Depreciation	392,893	465,736

Total operating expenses	14,898,078	16,451,611

INCOME BEFORE PROVISION FOR INCOME TAXES	$808,437	$6,105,820
Provision for income taxes	323,000	2,442,000

NET INCOME	$485,437	$3,663,820

BALANCE SHEET	At September 30, 2010	At December 31, 2009
ASSETS:
Cash and cash equivalents	$12,780,762	$15,116,880
Restricted cash	10,352,805	4,770,867
Receivables, fixed and other assets	6,128,655	6,436,434

Total assets	$29,262,222	$26,324,181

LIABILITIES:
Borrowed funds	$—	$1,000,000
Note payable	1,000,000	—
Servicing liabilities	10,352,805	4,770,867
Other liabilities	1,719,936	1,675,372

Total liabilities	$13,072,741	$7,446,239

STOCKHOLDERS’ EQUITY	$16,189,481	$18,877,942

Total liabilities and stockholders’ equity	$29,262,222	$26,324,181

SERVICING PORTFOLIO:
Number of loans serviced	32,900	36,700
Unpaid principal balance serviced	$1.64 billion	$1.80 billion
The fee of $1.0 million paid to Huntington in the quarter ended September 30, 2010 was in connection with the July Loan Sale from the Bank’s Trust pursuant to the terms of the Letter Agreement entered into with Huntington in July 2010, whereby FCMC agreed to reimburse the Bank up to $1 million for certain costs incurred in connection with the sale of loans.
Included in Cash and cash equivalents at September 30, 2010 and 2009 was pledged cash to the Bank of $7.5 million and $8.5 million, respectively, under the Licensing Credit Agreement (secured by a first-priority lien) and Legacy Credit Agreement (secured by a second-priority lien). The Note payable of $1.0 million at September 30, 2010 was incurred in connection with the September Loan Sale from the Bank’s Trust pursuant to the terms of September 2010 Transaction entered into with Huntington.
Results of Operations — Franklin Credit Holding Corporation
On March 31, 2009, Franklin Holding, and certain of its subsidiaries, including FCMC, entered into the Restructuring Agreements with the Bank, pursuant to which the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, and approximately 83% of the Portfolio was transferred to the Bank’s REIT.
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
Because the loans transferred by the Company to the Trust continued to be included on the Company’s consolidated balance sheet, the revenues from such loans were reflected in the Company’s consolidated results, in accordance with GAAP, notwithstanding the fact that trust certificates representing an undivided interest in approximately 83% of the Portfolio were transferred to Huntington in the Restructuring. Accordingly, the fees received from Huntington subsequent to March 31, 2009 and through June 30, 2010 and during the quarter ended September 30, 2010 for servicing their loans up to the effective dates of the July and September 2010 Loan Sales, and the third-party costs incurred by us in the servicing and collection of their loans and reimbursed by Huntington, for purposes of these consolidated financial statements were not recognized as servicing fees and reimbursement of third-party servicing costs, but instead as additional interest and other income earned, with offsetting expenses in an equal amount, as if the Company owned and self serviced the loans.
During the quarter ended September 30, 2010, the Company and FCMC entered into a series of transactions with the Bank facilitating sales by the Bank’s Trust to third parties of substantially all of the loans underlying the trust certificates issued by the Trust (the “Loan Sales”). These transactions were effective in July and September 2010 and are individually referred to as (i) the July 2010 Transaction or the July Loan Sale and (ii) the September 2010 Transaction or the September Loan Sale.
As a result, effective with the Loan Sales, the transfer of approximately 83% of the trust certificates (representing an undivided 83% interest in the loans and real estate held by the Bank’s Trust) to the Bank’s REIT in March 2009, which has been accounted for as a secured financing in accordance with GAAP, with an equal percentage of mortgage loans and owned real estate sold to the Bank’s Trust remaining on the Company’s balance sheet classified as Mortgage loans and real estate held for sale and securing a Nonrecourse liability in an equal amount, is now substantially accounted for as a sale of loans in accordance with GAAP. Similarly, the Loan Sales by the Bank’s Trust also has resulted in treating substantially all of the loans represented by the remaining 17% in trust certificates held by the Company as sold in accordance with GAAP effective with the dates of the Loan Sales. However, the Trust did not sell the real estate owned inventory approximating $12.8 million (fair value as of September 30, 2010) and certain loans (fair valued at zero as of September 30, 2010), which remain on the Company’s balance sheet classified as Mortgage loans and real estate held for sale securing a Nonrecourse liability in an equal amount.

The treatment as a financing on the Company’s balance sheet did not affect the cash flows of the transfer, and has not affected the Company’s cash flows or its reported net income. The treatment of the Loan Sales for the loans representing approximately 83% of the trust certificates in the quarter ended September 30, 2010 as a sale of financial assets also did not affect the cash flows of the Company or reported income. The treatment of the Loan Sales for the loans representing approximately 17% of the trust certificates in the quarter ended September 30, 2010 as a sale of financial assets, however, did affect the cash flows and reported net income of the Company.
As a result of the Loan Sales by the Bank’s Trust, $288.7 million (the estimated fair value as of June 30, 2010) of the Mortgage loans and real estate that had remained on the Company’s balance sheet as of June 30, 2010 classified as Mortgage loans and real estate held for sale securing a Nonrecourse liability in an equal amount were substantially removed from the Company’s balance sheet as of September 30, 2010. At September 30, 2010, the remaining balance of Mortgage loans and real estate held for sale and the corresponding Nonrecourse liability of an equal amount was $12.8 million. Also, as a result of the Loan Sales, $57.8 million (the estimated fair value as of June 30, 2010) of the Investment in trust certificates that had remained on the balance sheet as of June 30, 2010 were substantially removed from the Company’s balance sheet as of September 30, 2010. At September 30, 2010, the remaining balance of the Investment in trust certificates was $2.6 million.
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Overview. During the quarter ended September 30, 2010, as part of the September 2010 Transaction and the July 2010 Transaction, the Bank’s Trust completed the sale of substantially all of the loans represented by the Trust certificates (the 83% held by the Bank’s REIT and the 17% held by the Company) to third parties. The Company recorded the Loan Sales as a sale of financial assets in accordance with GAAP (ASC Topic 860), effective July 1, 2010 and September 1, 2010, and recognized a net loss of $3.9 million (shown on the Company’s consolidated statements of operations as Fair valuation adjustments) on the sales of the loans sold representing its 17% pro rata portion of the aggregate loans sold during the three months ended September 30, 2010, which is reported in the consolidated statement of operations as Fair valuation adjustments. The sale of loans and real estate assets representing the 83% pro rata portion did not affect the Company’s reported net loss for the three months ended September 30, 2010 since the Company’s loss on the Investment in mortgage loans and real estate held for sale was offset by adjustments to the Nonrecourse liability of an equal amount in accordance with ASC Topic 860.
As a result of the Loan Sales by the Bank’s Trust, the aggregate balance of Mortgage loans and real estate held for sale and the Investment in trust certificates at fair value was substantially reduced. Approximately $66 million (unpaid principal balance) of loans and real estate owned properties were not sold by the Trust, and, in accordance with GAAP, continue to be carried on the Company’s balance sheet at estimated fair values. At September 30, 2010, the remaining balance of Mortgage loans and real estate held for sale and the corresponding Nonrecourse liability of an equal amount was $12.8 million and the remaining balance of the Company’s Investment in trust certificates at fair value was $2.6 million. At September 30, 2010, the remaining balances of Mortgage loans and real estate held for sale and the Investment in trust certificates at fair value include only the estimated fair values of the real estate properties not sold as the loans not sold were estimated to have fair values of zero at September 30, 2010.
The Company had a net loss attributed to common stockholders of $20.4 million for the third quarter of 2010, compared with a net loss of $9.6 million for the third quarter of 2009. Revenues decreased by $16.9 million to $4.1 million for the three months ended September 30, 2010, from revenues of $21.0 million for the three months ended September 30, 2009. The Company had a loss per common share for the three months ended September 30, 2010 of $2.54 both on a diluted and basic basis, compared to a loss per common share of $1.20 on both a diluted and basic basis for the three months ended September 30, 2009.

Our total debt outstanding decreased slightly to $1.337 billion at September 30, 2010, from $1.373 billion at June 30, 2010. The decrease in total debt outstanding would have been larger but for the addition of accrued and unpaid interest at a fixed interest rate of 15% on Tranche C debt. Interest expense decreased by $4.1million, or 19%, including the cost of the interest-rate swaps, during the third quarter of 2010 compared with the same period in 2009, as a result of the lower costs of interest rate swaps during the quarter ended September 30, 2010. At September 30, 2010, the weighted average interest rate of borrowed funds was 4.15%. Collection, general and administrative expenses decreased by $1.6 million, or 18%, to $7.1 million during the three months ended September 30, 2010, from $8.7 million for the same period in 2009 due principally to decreased third-party servicing costs incurred for servicing the Bank’s portfolio. Stockholders’ deficit increased to $839.7 million (a deficit book value per common share of $104.57) at September 30, 2010 from stockholders’ deficit of $806.8 million at December 31, 2009.
Revenues. Revenues decreased by $16.9 million to $4.1 million during the third quarter of 2010, or 80%, from revenues of $21.0 million during the same period in 2009. Revenues include interest income, dividend income, purchase discount earned, loss on mortgage loans and real estate held for sale, loss on valuation of trust certificates and notes receivable held for sale, fair valuation adjustments, gain on sale of REO and servicing fees and other income.
Interest income decreased by $8.4 million, or 65%, to $4.6 million during the three months ended September 30, 2010 from $13.0 million during the three months ended September 30, 2009. The decrease in interest income principally reflected the result of the Loan Sales by the Bank’s Trust in the third quarter 2010.
The Bank’s REIT did not declare a dividend during the three months ended September 30, 2010 relating to the Company’s investment in REIT securities, compared to $10.7 million received during the three months ended September 30, 2009. The Bank’s REIT is not expected to declare a dividend until the first quarter of 2011.
Fair valuation adjustments amounted to a net loss of $3.6 million for the three months ended September 30, 2010, compared to a net loss of $4.2 million for the three months ended September 30, 2009. The net loss for the 2010 period was essentially due to fair valuation adjustments for the Loan Sales by the Trust of the loans underlying the Investment in trust certificates. Included in the Fair valuation adjustments in the three months ended September 30, 2010 were a gain on REO sold in the amount of $838,000, a valuation loss of $3.9 million on the sale of trust certificates, a valuation gain on trust certificates of $1.7 million and various other net negative adjustments of approximately $2.2 million, which included expenses recognized on the Nonrecourse liability equal to the interest income and fees received in the amount of approximately $436,000 and fair value adjustments to the Nonrecourse liability for offsets to REO gains of approximately a negative $1.8 million. Included in the Fair valuation adjustments in the three months ended September 30, 2009 were a loss on REO sold in the amount of $1.2 million, a valuation gain on trust certificates of $3.5 million and various other net negative adjustments of approximately $6.5 million, which included expenses recognized on the Nonrecourse liability equal to the interest income and fees received in the amount of approximately $4.7 million and fair value adjustments to the Nonrecourse liability for offsets to REO losses of approximately $1.8 million.

Servicing fees and other income (principally third-party subservicing fees, third-party acquisition services fees and late charges, prepayment penalties and other miscellaneous servicing revenues) increased by $1.6 million, or 112%, to $3.1 million during the three months ended September 30, 2010 from $1.5 million during the corresponding period last year. This increase was principally the result of the servicing fees received under two new servicing agreements entered into by the Company, a recovery for a legal settlement, increased due diligence fees earned from third parties and a tax refund received, which were only partially offset by decreased recoveries of outside foreclosure attorney costs from delinquent borrowers, reduced late charges collected from delinquent borrowers, and no prepayment penalties due to the absence of loan payoffs in the current quarter. The increase in servicing fees reflects the recognition of $1.6 million in servicing and collection revenues under new third party servicing agreements entered into in the quarter ended September 30, 2010 as a result of the Loan Sales, compared with the non recognition of servicing and collection fees earned from servicing the loans for Huntington’s Trust in the prior year third quarter because of the required prior accounting treatment (as a secured financing in accordance with GAAP ASC Topic 860).
Operating Expenses. Operating expenses decreased by $5.5 million, or 18%, to $24.6 million during the third quarter of 2010 from $30.1 million during the same period in 2009. Operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses (for the first quarter of 2009), amortization of deferred financing costs and depreciation expense.
Interest expense decreased by $4.1 million, or 19%, to $17.1 million during the three months ended September 30, 2010, from $21.2 million during the three months ended September 30, 2009. This decrease was the result of lower costs of interest rate swaps during the quarter ended September 30, 2010 compared with the quarter ended September 30, 2009. Interest expense on borrowed funds, excluding the cost of interest rate swaps, increased by $312,000 during the three months ended September 30, 2010 due to an increase in the interest expense of the Company’s Tranche C debt, the principal amount of which increased from $125 million at March 31, 2009 to $156.8 million at September 30, 2010 (the result of the addition of accrued and unpaid interest at a fixed interest rate of 15%). The average cost of borrowed funds, including interest rate swaps, during the three months ended September 30, 2010 was 5.06%, compared to 5.93% during the three months ended September 30, 2009, principally reflecting the reduced cost of the Company’s interest rate swaps. The average cost of borrowed funds, excluding the cost of interest rate swaps, during the three months ended September 30, 2010 was 4.22%, compared to 3.91% during the three months ended September 30, 2009, principally reflecting the interest cost of the Company’s increasing balance of Tranche C debt at 15%.
The Company has in place fixed-rate interest rate swaps in order to limit the negative effect of a rise in short-term interest rates by effectively stabilizing the future interest payments on a portion of its variable-rate debt. Because short-term interest rates have actually declined in the months following the purchases of these swaps, and have remained at extremely low levels, and due to the amortization of the AOCL balance, which was offset somewhat by an increase in the fair value of the swaps, the interest rate swaps actually increased the Company’s interest cost in the quarter ended September 30, 2010 by $2.8 million. However, compared with the same quarter of 2009, the cost of the interest-rate swaps decreased by $4.4 million. At September 30, 2010, the weighted average interest rate of our borrowed funds, exclusive of the effect of the interest-rate swaps, was 4.15%, compared with 3.90% at September 30, 2009, due principally to the increased balance of Tranche C debt at 15%.

Collection, general and administrative expenses decreased by $1.6 million, or 18%, to $7.1 million during the three months ended September 30, 2010, from $8.7 million during the corresponding period in 2009. For the purpose of the discussion below comparing collection, general and administrative expenses incurred by the Company on a recurring basis, the following costs are excluded from the quarter-to-quarter change analysis: (i) restructuring costs of $1.0 million incurred in connection with the July 2010 Transaction, and not incurred in the same quarter last year; and (ii) third-party servicing expenses for the loans and real estate serviced for the Bank’s Trust, which since the March 31, 2009 Restructuring have been reimbursed by the Bank, in the aggregate amount of $1.6 million and $3.0 million, respectively, during the quarter ended September 30, 2010 and 2009. These third-party servicing expenses are, however, included in the consolidated statements of operations due to the treatment for accounting purposes of the transfer of the Trust Certificates, representing ownership in approximately 83% of the Portfolio transferred to the REIT, as a financing in accordance with GAAP, which resulted in the mortgage loans and real estate remaining on the Company’s balance sheet. As a result of this accounting treatment, for purposes of these consolidated financial statements, the third-party costs incurred by us in the servicing and collection of the Bank’s loans, which are reimbursed by the Bank, are not treated as reimbursed third-party servicing costs but as additional collection, general and administrative expenses as if the Company owned and self serviced the loans, with an offsetting amount included in Fair valuation adjustments, with no impact on the Company’s consolidated net loss. However, for the three months ended September 30, 2010, the third-party costs incurred by us in the servicing and collection of the Bank’s loans and reimbursed by the Bank up to the effective dates of the Loan Sales, for purposes of these consolidated financial statements, are not treated as reimbursed third-party servicing costs but as additional collection, general and administrative expenses as if the Company owned and self serviced the loans, with an offsetting amount included in Fair valuation adjustments, which had no impact on the Company’s consolidated net loss. The third-party servicing costs decreased in the three months ended September 30, 2010 from the same period ended September 30, 2009 due to the Loan Sales during the three months ended September 30, 2010.
Exclusive of those items described above, collection, general and administrative expenses decreased by $1.2 million, or 21% to $4.6 million, in the three months ended September 30, 2010, from $5.8 million during the corresponding period in 2009. Salaries and employee benefit expenses decreased by $886,000, or 24%, to $2.8 million during the three months ended September 30, 2010, from $3.7 million during the three months ended September 30, 2009, due to reductions in staff throughout the Company. The number of servicing employees decreased to 101 at September 30, 2010, from 113 employees at December 31, 2009 and 126 employees at September 30, 2009. The Company ended the three months ended September 30, 2010 with 138 employees, compared with 154 employees at December 31, 2009 and 170 employees at September 30, 2009. Salaries and employee benefits expense reductions related to the Company’s reduction in workforce that took place in June 2010 was realized in the third quarter of 2010. Salaries and employee benefit expenses were reduced in the three months ended September 30, 2009 due to across the board salary reductions that were effective April 1, 2009. Effective September 1, 2009 (and effective for senior officers at various times between January 1, 2010 and September 30, 2010 other than the President and the Chief Financial Officer) salaries and employee benefits were increased to the levels that had been applicable before the reductions. In addition, the Company reduced its workforce effective September 29, 2010, with a corresponding reduction in salaries and employee benefit expenses that will not begin to be recognized until the fourth quarter of 2010. As a result of the September 29, 2010 reduction in workforce, the total number of employees was 115 while the number of servicing employees was 82 at the end of October 2010. The Company experienced a decrease in corporate legal expenditures of $10,000, or 7%, to $141,000 from $151,000 as compared to the same three-month period last year, with the decrease principally due to cost reduction initiatives throughout the Company. Professional fees decreased by $100,000, or 25%, to $303,000 from $403,000, principally due to the timing of outside tax consulting and preparation services associated with the early preparation of our 2009 tax return (as requested by the Bank) during the second quarter of 2010 as compared to the third quarter in 2009, and the timing of audit expense payments, as compared to the same period last year, which was partially offset by a reduction in our outside audit engagement fee. The reduction in outside audit fees was due to (i) the Company’s changed business model where the complex accounting for possible loan losses and purchase discount on acquired subprime portfolios of mortgage loans is no longer necessary and (ii) management’s evaluation of the costs of outside audit services, including a competitive bid process, which resulted in securing outside audit services at a reduced cost. Various other general and administrative expenses decreased by $200,000 primarily due to decreased franchise tax costs, equipment rental and various state licensing expenses during the three months ended September 30, 2010.

Amortization of deferred financing costs increased by $232,000, or 529%, to $276,000 during the third quarter of 2010 from $44,000 during the third quarter of 2009. This increase was principally the result of the application of the Company’s 17% pro rata share of the proceeds from the Loan Sales to pay down our borrowed funds under the Legacy Credit Agreement.
Depreciation expenses decreased by $45,000, or 30%, to $108,000 in the third quarter of 2010. This decrease during the three months ended September 30, 2010 was principally due to fully depreciated assets during the past three months and a reduction in assets purchased compared with the same quarterly period in 2009.
Our pre-tax loss increased by $11.4 million to a pre-tax loss of $20.5 million during the three months ended September 30, 2010, from a pre-tax loss of $9.1 million during the three months ended September 30, 2009 for the reasons set forth above.
The Company recorded a state income tax benefit of $99,000 due to a net loss from one of its subsidiaries during the three months ended September 30, 2010, compared to a state income tax expense of $238,000 during the three months ended September 30, 2009.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Overview. The Company had a net loss attributed to common stockholders of $40.2 million for the first nine months of 2010, compared with a net loss of $351.9 million for the first nine months of 2009. Revenues increased by $295.1 million to $35.8 million for the nine months ended September 30, 2010, from a loss of $259.4 million for the nine months ended September 30, 2009. The Company had a loss per common share for the nine months ended September 30, 2010 of $5.01 both on a diluted and basic basis, compared to a loss per share of $43.98 on both a diluted and basic basis for the nine months ended September 30, 2009. The net loss in the first nine months of 2009 resulted principally from the loss recognized by the Company on 83% of the Portfolio contributed to the Trust as a result of the transfer of Trust Certificates, representing that percentage of ownership of the Trust, to the Bank’s REIT in exchange for the preferred and common stock of the REIT. The REIT Securities, common and preferred shares, had an aggregate value of $477.3 million, intended to approximate the fair market value of the Trust Certificates transferred to the Bank as of March 31, 2009. The Company incurred a loss of $282.6 million on the transfer of assets. In addition, the Company recognized a loss of $62.7 million on the valuation of the remaining investments on the Company’s balance sheet, reflecting estimated losses attributable to the 17% ownership interest in the Trust certificates retained by the Company and the remaining loans not subject to the Restructuring.
Our total debt outstanding decreased to $1.337 billion at September 30, 2010 from $1.368 billion at December 31, 2009. Interest expense decreased by $3.1 million, or 5%, including the cost of the interest-rate swaps, during the first nine months of 2010 compared with the same period in 2009, which was the result of a $7.1 million reduction in the cost of the interest-rate swaps. Interest expense on borrowed funds, excluding the cost of the interest-rate swaps, however, increased by $4.0 million during the nine months ended September 30, 2010. At September 30, 2010, the weighted average interest rate of borrowed funds, excluding the cost of interest-rate swaps, was 4.15%. Collection, general and administrative expenses decreased by $12.2 million, or 36%, to $22.1 million during the nine months ended September 30, 2010, from $34.3 million for the same period in 2009 due principally to costs incurred in the first quarter of 2009 for the March 2009 Restructuring, reduced third-party servicing costs incurred for servicing the Portfolio and generally reduced costs throughout the Company. Stockholders’ deficit increased to $839.7 million (a deficit book value per common share of $104.57) at September 30, 2010, from stockholders’ deficit of $806.8 million at December 31, 2009.

Revenues. Revenues increased by $295.1 million to $35.8 million during the first nine months of 2010, from a loss of $259.4 million during the same period in 2009. Revenues include interest income, dividend income, purchase discount earned, gain on recovery of contractual loan purchase rights, loss on mortgage loans and real estate held for sale, loss on valuation of trust certificates and notes receivable held for sale, fair valuation adjustments, gain on sale of REO and servicing fees and other income.
Interest income decreased by $19.2 million, or 42%, to $27.0 million during the nine months ended September 30, 2010 from $46.2 million during the nine months ended September 30, 2009. The decrease in interest income reflected an approximate 44% decrease in the amount of interest collected during the nine months ended September 30, 2010, as compared to the same period last year, due to increased serious delinquencies in the Company’s loan portfolio and the Loan Sales effective on July 1, 2010 and September 1, 2010.
Dividend income from the investment in REIT securities, received in exchange for Trust Certificates in the Bank’s Trust transferred to the Bank’s REIT on March 31, 2009, was $21.3 million during both the nine months ended September 30, 2010 and September 30, 2009. The Bank’s REIT did not declare a dividend during the three months ended September 30, 2010 relating to the Company’s investment in REIT securities.
There was no purchase discount earned during the first nine months of 2010 as purchase discount on loans acquired in past years was eliminated effective March 31, 2009 with the Restructuring. During the first nine months of 2009, purchase discount earned amounted to $392,000.
Gain on recovery of contractual loan purchase rights amounted to $30.6 million during the nine months ended September 30, 2009. The gain was the result of proceeds received from contractual loan purchase rights during the three months ended June 30, 2009. There was no gain on recovery of contractual loan purchase rights in the nine months ended September 30, 2010.
Loss on Mortgage loans and real estate held for sale, which was the result of the Restructuring at March 31, 2009, was $282.6 million during the nine months ended September 30, 2009. There was no such loss during the first nine months of 2010 as subsequent changes in fair value are reflected as Fair valuation adjustments. On March 31, 2009, the Company transferred Trust Certificates in the Trust having a carrying value approximating $759.9 million, representing 83% ownership of the Trust Certificates, in exchange for preferred and common stock in Huntington’s REIT with a fair market value approximating $477.3 million. The loss represented the application of fair market value accounting, which resulted in a write-down to fair market value. Included in the realized loss from the March 31, 2009 exchange was a charge-off of $8.6 million in accrued interest on the loans exchanged, which had not been collected as part of the Restructuring.
Loss on valuation of the Investment in trust certificates and Mortgage loans and real estate held for sale, attributable to the Restructuring at March 31, 2009, was $62.7 million during the nine months ended September 30, 2009. There was no such loss during the nine months ended September 30, 2010 as changes in fair value subsequent to March 31, 2009 have been reflected as Fair valuation adjustments. At March 31, 2009, effective with the Restructuring, the retained Trust Certificates in the Trust had a book value of approximately $151.2 million, representing approximately the remaining 17% of the Company’s economic interest in the Portfolio, exclusive of the assets collateralizing the Unrestructured Debt, which were classified as “available for sale” and written-down to approximately $95.8 million based on fair market value accounting. The loans collateralizing the Unrestructured Debt with a carrying value of $11.4 million were classified as “held for sale” and adjusted to approximate the fair market value of $4.1 million, which resulted in a realized a loss of $7.3 million.

Fair valuation adjustments amounted to a net loss of $18.3 million for the nine months ended September 30, 2010, compared to a net loss of $18.6 million for the nine months ended September 30, 2009. The net loss for the 2010 period was in part due to fair valuation adjustments for the sales by the trust of the loans underlying the Investment in trust certificates in the Loan Sales of approximately $7.8 million. The Company recognized a negative fair value adjustment in the quarter ended September 30, 2010 on the loans sold by the trust in the Loan Sales, and also recognized a negative fair value adjustment in the quarter ended June 30, 2010 based on the estimated pricing of the loans expected to be sold by the trust in the July Loan Sale. Included in the Fair valuation adjustments in the nine months ended September 30, 2010 were a gain on REO sold in the amount of $5.2 million, a valuation gain on Trust certificates of $5.7 million, a valuation loss on the sale of trust certificates of $11.5 million and various other net negative adjustments of approximately $17.7 million, including expenses recognized on the nonrecourse liability equal to the interest income and fees received of approximately $9.8 million and fair value adjustments to the Nonrecourse liability for offsets to REO gains of approximately a negative $7.9 million. Included in the Fair valuation adjustments in the nine months ended September 30, 2009 were a loss on REO sold in the amount of $12.8 million, a valuation gain on trust certificates of $4.2 million and various other net negative adjustments to the fair value in the amount of approximately $10.0 million, including expenses recognized on the nonrecourse liability equal to the interest income and fees received of approximately $14.2 million and fair value adjustments to the Nonrecourse liability for offsets to REO losses of approximately $4.2 million. During the nine months ended September 30, 2010, gains and losses on sales of REO were reflected as Fair valuation adjustments. During the nine months ended September 30, 2009, we realized a net gain of $374,000 from the sales of 198 REO properties with an aggregate carrying value of $18.9 million.
Servicing fees and other income (principally third-party subservicing fees, third-party acquisition services fees and late charges, prepayment penalties and other miscellaneous servicing revenues) increased by $117,000, or 2%, to $5.8 million during the nine months ended September 30, 2010 from $5.7 million during the corresponding period last year. This increase was principally the result of servicing fees received under two new servicing agreements entered into by the Company in the third quarter of 2010, income received on the recovery of a settled litigation matter, increased due diligence fees earned from third parties and a tax refund received, which was almost entirely offset by decreased recoveries of outside foreclosure attorney costs from delinquent borrowers, reduced late charges collected from delinquent borrowers, significantly reduced prepayment penalties due to a continuing slower rate of loan payoffs, the nonaccrual of administrative fees associated with services provided to Bosco I by FCMC, and a reduction of $1.2 million in the servicing fees recognized on the portfolio of loans serviced for Bosco I as a result of amendments to the servicing contract with Bosco I effective in February and October 2009. The increase in servicing fees reflects the recognition of $1.6 million in servicing and collection revenues under new third-party servicing agreements entered into in the quarter ended September 30, 2010 as a result of the Loan Sales, compared with the non recognition of servicing and collection fees earned from servicing the loans for Huntington’s Trust in the prior year nine month period because of the required accounting treatment (as a secured financing in accordance with GAAP ASC Topic 860).
Operating Expenses. Operating expenses decreased by $15.6 million, or 17%, to $75.8 million during the first nine months of 2010 from $91.5 million during the same period in 2009. Operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.

Interest expense decreased by $3.1 million, or 5%, to $52.9 million during the nine months ended September 30, 2010, from $56.0 million during the nine months ended September 30, 2009. This decrease was the result of lower costs of interest rate swaps during the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, offset somewhat by an increase in the cost of borrowed funds. Interest expense on borrowed funds, excluding the cost of interest rate swaps, increased by $4.0 million during the nine months ended September 30, 2010 due principally to the 15% interest rate on $125 million of Tranche C debt effective as of the March 31, 2009 Restructuring, and an increased balance of Tranche C debt to $156.8 million at September 30, 2010 due to the addition of accrued and unpaid interest at a fixed interest rate of 15%. This increase in the cost of borrowed funds was offset somewhat by a reduced average balance of borrowed funds during the nine months ended September 30, 2010. The average cost of borrowed funds, excluding the cost of interest rate swaps, during the nine months ended September 30, 2010 was 4.09%, compared to 3.58% during the nine months ended September 30, 2009. At September 30, 2010, the weighted average interest rate of our borrowed funds, exclusive of the effect of the interest-rate swaps, was 4.15%, compared with 3.90% at September 30, 2009. The average cost of borrowed funds, including the cost of interest rate swaps, during the nine months ended September 30, 2010 was 5.17%, compared to 5.20% during the nine months ended September 30, 2009.
The Company has in place fixed-rate interest rate swaps in order to limit the negative effect of a rise in short-term interest rates by effectively stabilizing the future interest payments on a portion of its variable-rate debt. Because short-term interest rates have actually declined in the months following the purchases of these swaps and due to the amortization of the AOCL balance, which was offset somewhat by an increase in the fair value of the swaps, the interest rate swaps actually increased the Company’s interest cost in the nine months ended September 30, 2010 by $11.0 million. However, compared with the same nine month period in 2009, the cost of the interest-rate swaps decreased by $7.1 million.
Collection, general and administrative expenses decreased by $12.2 million, or 36%, to $22.1 million during the nine months ended September 30, 2010, from $34.3 million during the corresponding period in 2009. For the purpose of the discussion below of comparing collection, general and administrative expenses incurred by the Company on a recurring basis, the following costs are excluded from the nine months-to-nine months change analysis: (i) restructuring costs incurred in connection with the July 2010 Transaction of $1.0 million and $5.5 million of Restructuring costs incurred in the first quarter of 2009, and (ii) third-party servicing expenses for the loans and real estate serviced for the Bank’s Trust, which since the March 31, 2009 Restructuring are reimbursed by the Bank, in the aggregate amount of $6.0 million and $10.2 million, respectively, during the nine months ended September 30, 2010 and 2009. These third-party servicing expenses are, however, included in the consolidated statements of operations due to the treatment for accounting purposes of the transfer of the Trust Certificates, representing ownership in approximately 83% of the Portfolio transferred to the REIT, as a financing in accordance with GAAP, which resulted in the mortgage loans and real estate remaining on the Company’s balance sheet. As a result of this accounting treatment, for purposes of these consolidated financial statements, the third-party costs incurred by us in the servicing and collection of the Bank’s loans, which are reimbursed by the Bank, are not treated as reimbursed third-party servicing costs but as additional collection, general and administrative expenses as if the Company owned and self serviced the loans, with an offsetting amount included in Fair valuation adjustments, with no impact on the Company’s consolidated net loss. However, for the nine months ended September 30, 2010, the third-party costs incurred by us in the servicing and collection of the Bank’s loans and reimbursed by the Bank up to the effective dates of the Loan Sales, for purposes of these consolidated financial statements, are not treated as reimbursed third-party servicing costs but as additional collection, general and administrative expenses as if the Company owned and self serviced the loans, with an offsetting amount included in Fair valuation adjustments, which had no impact on the Company’s consolidated net loss. The third-party servicing costs were substantially decreased in the nine months ended September 30, 2010 from the same period ended September 30, 2009 due to (i) the sales of substantially all the loans held by the Huntington Trust during three months ended September 30, 2010 (the loan sales were effective July 1 and September 1), (ii) modified work rules by the Bank applicable under our servicing agreement for the Company as servicer of the Portfolio, particularly for collection, loss mitigation, deficiency foreclosure, bankruptcy and judgment activities for delinquent loans and REO, and (iii) substantially fewer REO properties and REO additions and dispositions during the first nine months of 2010.

Exclusive of these items described above, collection, general and administrative expenses decreased by $3.5 million, or 19%, to $15.1 million in the nine months ended September 30, 2010, from $18.6 million during the corresponding period in 2009. Salaries and employee benefit expenses decreased by $3.1 million, or 26%, to $8.9 million during the nine months ended September 30, 2010, from $12.0 million during the nine months ended September 30, 2009, principally due to reductions in staff throughout the Company. The reduction in Salaries and employee benefit expenses were the result of reductions in the Company’s workforce and salary reductions effective April 1, 2009 for all employees, and to a lesser extent to the Company’s reduction in workforce that took place in June 2010. The April 1, 2009 salary reductions were somewhat offset by increases in salaries, effective September 1, 2009 for most of the staff (effective at various times between January 1, 2010 and September 30, 2010 for senior officers other than the President and the Chief Financial Officer), to the levels that had been applicable before the reductions. The number of servicing employees decreased to 101 at September 30, 2010, from 126 employees at September 30, 2009 and 159 employees at December 31, 2008. The Company ended the nine months ended September 30, 2010 with 138 employees, compared with 170 employees at September 30, 2009 and 220 employees at December 31, 2008. The Company also experienced a decrease in corporate legal expenditures of $232,000, or 22%, to $806,000 from $1.0 million as compared to the same nine-month period last year, with the decrease principally related to legal costs that were incurred for a nonrecurring matter in the nine months ended September 30, 2009. Professional fees decreased slightly by $6,000, to $1.4 million. Various other general and administrative expenses decreased by $215,000 to $4.0 million, or 5%, during the nine months ended September 30, 2010 due primarily to decreased franchise tax costs, equipment rental and telephone expenses.
There was no provision for loan losses during the nine months ended September 30, 2010, compared with a provision of $169,000 during the nine months ended September 30, 2009. The absence of a provision for loan losses during the nine months ended September 30, 2010 and the absence of provisions for loan losses since the first quarter of 2009 are reflective of the transfer of a significant portion of our portfolio of notes receivable, loans held for sale and REO properties to the Bank on March 31, 2009 and the exchange and retention, principally in the form of Trust Certificates, of the remaining portion of our portfolio of notes receivable, loans held for sale and REO properties as part of the Restructuring. As a result of the Restructuring and the exchange of the Company’s loans and REO assets for investments carried at either fair market value or lower of cost or market value, an allowance for loan losses is no longer necessary.
Amortization of deferred financing costs decreased by $160,000, or 32%, to $339,000 during the first nine months of 2010 from $499,000 during the first nine months of 2009. This decrease resulted primarily from a reduction in portfolio collections that culminated in a decrease in the pay down of our borrowed funds made in accordance with the terms of the Restructuring Agreements.
Depreciation expenses decreased by $72,000, or 15%, to $396,000 in the first nine months of 2010. This decrease during the nine months ended September 30, 2010 was principally due to fully depreciated assets during the past twelve months and a reduction in assets purchased compared with the same quarterly period in 2009.

Our pre-tax loss decreased by $310.8 million to a loss of $40.1 million during the nine months ended September 30, 2010, from a loss of $350.8 million during the nine months ended September 30, 2009 for the reasons set forth above.
The Company recorded a state income tax expense of $73,000 on income from one of its subsidiaries during the nine months ended September 30, 2010, compared to a state income tax expense of $672,000 during the nine months ended September 30, 2009.
Liquidity and Capital Resources
General
We ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the Bank.
As of September 30, 2010, we had one limited source of external funding, a $1 million credit line, to meet our liquidity requirements, in addition to the cash flow provided from servicing loans and performing due diligence services for third parties, dividends from preferred stock in a REIT owned by a Huntington subsidiary, and borrower payments of interest and principal from the Notes receivable held for sale and the remaining mortgage loans owned collateralizing the Investment in trust certificates. As a direct result of the Bank’s REIT not declaring dividends, at a minimum, throughout the remainder of 2010, which the Company was verbally advised of on July 23, 2010, the Company will be unable to pay monthly interest due on Tranche A debt under the Legacy Credit Agreement with the Bank. Accordingly, the Company, as permitted under the terms of the Legacy Credit Agreement, anticipates that it will elect to accrue interest on Tranche A debt, to the extent not paid (due to the anticipated temporary deferral of preferred dividends by the REIT) through distributions made on the Company’s Investment in trust certificates of the Trust, by adding the amount unpaid to the outstanding principal balance of the Tranche A debt.
See Note 1 — “Business — Going Concern Uncertainty — Franklin Holding,” and Note 9 — “Notes Payable and Financing Agreements — March 2009 Restructuring.”
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
Short-term Investments. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk. As of September 30, 2010, all of the Company’s unrestricted cash was held in operating accounts or invested in money market accounts at the Bank.

Cash Flow from Operating, Investing and Financing Activities
Liquidity represents our ability to obtain adequate funding to meet our financial obligations. As of September 30, 2010 and since March 31, 2009, our liquidity position is, and has been, affected principally by the collections from servicing the Portfolio and distributions from the Trust Certificates and the dividends received from the preferred stock investment in Huntington’s REIT.
At September 30, 2010, we had cash and cash equivalents of $13.9 million compared with $16.0 million at December 31, 2009. However, Cash and cash equivalents at September 30, 2010 and 2009 included pledged cash to the Bank of $7.5 million and $8.5 million, respectively, under the Licensing Credit Agreement (secured by a first-priority lien) and Legacy Credit Agreement (secured by a second-priority lien).
Restricted cash of $2.6 million at both September 30, 2010 and December 31, 2009, respectively, was restricted under our credit agreements and lockbox facility with the Bank.
Changes in several of the cash flows noted in the explanations that follow were the result of the March 31, 2009 Restructuring and the resultant changed asset classifications form notes receivable and originated loans held for investment to investment in trust certificates at fair value and mortgage loans and real estate held for sale.
Net cash provided by operating activities as reported was $61.8 million during the nine months ended September 30, 2010, compared with net cash provided of $25.7 million during the nine months ended September 30, 2009. Although the transfer of the trust certificates, representing approximately 83% of the Portfolio, to the Bank’s REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, has been treated as a secured financing in accordance with ASC Topic 860. Therefore, the mortgage loans and real estate have remained on the Company’s balance sheet classified as Mortgage loans and real estate held for sale securing a Nonrecourse liability in an equal amount. The treatment as a financing on the Company’s balance sheet, however, did not affect the cash flows of the transfer and has not affected the Company’s cash flows or its reported net income. Excluding the reported activities related to Mortgage loans and real estate held for sale and the offsetting Nonrecourse liability, the increase in cash provided by operating activities was primarily due to the net proceeds of approximately $44.7 million from the July and September loan sales of the Company’s Investment in trust certificates during the three months ended September 30, 2010 and the receipt of income tax refunds in the net amount of $5.6 million, which was only partially offset by decreases in the Company’s accounts payable and other assets in the net amount of approximately $6.6 million.
Net cash provided by investing activities was $843,000 in the nine months ended September 30, 2010, compared to $62.9 million of cash provided in the nine months ended September 30, 2009. The decrease in cash provided by investing activities during the nine months ended September 30, 2010 was due primarily to reductions in principal collections on both notes receivable and loans held for investment, decreased proceeds from the sale of REO properties and a reduction in restricted cash, which was significantly higher at December 31, 2009.
Net cash used in financing activities decreased to approximately $64.7 million during the nine months ended September 30, 2010, compared to $93.6 million used during the nine months ended September 30, 2009. The decrease in cash used in financing activities during the nine months ended September 30, 2010 was principally due the decrease in the paydown of debt (Notes payable) due to reduced collections received from principally delinquent loans underlying the Company’s Investment in trust certificates and the absence of a dividend in the current third quarter of 2010 from the Bank’s REIT on the Company’s Investment in REIT securities.

Borrowings
Substantially all of the debt was incurred in connection with the Company’s purchase and origination of residential 1-4 family mortgage loans prior to December 2007. These borrowings are shown in the Company’s financial statements as “Notes payable” (referred to as “term loans” or “term debt” herein). We ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the Bank. In 2008, the Company changed its business model to become a provider to third parties of loan servicing and recovery collection services, due diligence and certain other services for residential mortgage loans and assets.
As of September 30, 2010, the Company had total borrowings of $1.337 billion under the Restructuring Agreements, of which $1.298 billion was subject to the Legacy Credit Agreement and $39.1 million remained under a credit facility excluded from the Restructuring Agreements (the “Unrestructured Debt”). During the nine months ended September 30, 2010, while the Company made payments in the amount of $63.3 million on the senior portion (Tranche A) of the Notes payable, total Notes payable outstanding decreased by $30.3 million. However, the balance of the Tranche A debt was reduced by a net $56.3 million during the nine months ended September 30, 2010, as interest due and unpaid on Tranche A debt was accrued and added to the outstanding debt balance as per the terms of Restructuring Agreements. In addition, the balance of the subordinate portions (Tranches B and C) of Notes payable actually increased during this nine-month period as interest due and unpaid was accrued and added to the outstanding debt balance as per the terms of Restructuring Agreements, which require all available cash to be applied to interest and principal on Tranche A until paid in full before payments can be applied to Tranches B and C.
The net proceeds from the Loan Sales that took place in September and July 2010 were distributed to the Trust certificate holders on a pro rata basis by percentage interest. The Company’s pro rata 17% of the net proceeds were applied to pay down the Legacy Debt owed to the Bank, while the pro rata 83% of the net proceeds of the Trust Certificates held by the Bank’s REIT were retained by the Bank’s REIT. The Company’s Investment in REIT securities (which are not marketable) is realized only through declared and paid dividends (which have been suspended until at least January 1, 2011) or a redemption of the securities by the REIT (which has not occurred and is not currently contemplated by the REIT).
As a result of the Loan Sales, the only remaining available sources of cash flow to be applied to pay interest and principal on the Legacy Debt in the future are from (i) dividends declared on the preferred stock of the REIT (which have been suspended until at least January 1, 2011) when and if declared in the future, or a redemption of the securities by the REIT (which has not occurred and is not currently contemplated by the REIT), and (ii) from the approximately $97 million (unpaid principal balance) of loans and real estate owned properties not sold in the Loan Sales, including the loans that collateralize the Unrestructured Debt, which continue to be serviced by FCMC. Significantly, the cash collections from substantially all of the loans underlying the Trust Certificates are no longer available to be applied to pay interest and principal on the Legacy Debt.
The Company believes that, because substantially all of the loans underlying the Trust Certificates held by the Bank’s REIT have been sold, the Bank’s REIT in furtherance of the Restructuring in March 2009 should redeem the REIT securities held by the Company. If such a redemption were to take place, the proceeds of approximately $477 million would be applied (as required under the Legacy Credit Agreement) to pay down the Legacy Debt, which at September 30, 2010 totaled $1.337 billion. If such redemption and corresponding pay down of the Legacy Debt would have occurred as of September 30, 2010, the remaining outstanding Legacy Debt balance would have been approximately $860 million. The Company has is continuing discussions with the Bank about its position regarding this matter.

At September 30, 2010, no borrowings were outstanding under the revolving line of the Company’s Licensing Credit Agreement with the Bank and at December 31, 2009 FCMC owed $1 million under the revolving line with the Bank, which is shown in the Company’s financial statements as “Financing agreement.” See Note 9 — “Notes Payable and Financing Agreements.”
Interest Rate Swaps
At September 30, 2010, the Company had $390 million, notional amount, of interest rate swaps outstanding.
During 2008, the Company entered into a series of fixed-rate interest rate swaps with the Bank in order to effectively stabilize the future interest payments on a portion of its interest-sensitive borrowings. The fixed-rate swaps were for periods ranging from one to four years, and are non-amortizing. These swaps effectively fixed the Company’s interest costs on a portion of its borrowings regardless of increases or decreases in the one-month London Interbank Offered Rate (“LIBOR”). On March 5, 2009, $220 million of one-year interest rate swaps matured and have not been replaced.
Under these swap agreements, the Company makes interest payments to the Bank at fixed rates and receives interest payments from the Bank on the same notional amounts at variable rates based on LIBOR. Effective December 28, 2007, the Company pays interest on its interest-sensitive borrowings, principally based on one-month LIBOR plus applicable margins.
In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, with an aggregate notional amount of $390 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after $714.3 million remaining at September 30, 2010 of Tranche A debt owed to the Bank has been paid in full. See Note 9 — “Notes Payable and Financing Agreements.”
The unamortized balance of derivative losses in the amount of $24.0 million at December 31, 2008, as a result of the Company electing to cease hedge accounting is amortized to interest expense over time. The amount amortized during the nine months ended September 30, 2010 was $7.2 million, which increased our interest expense. The balance of unamortized derivative losses at September 30, 2010 was $5.1 million.
The following table presents the notional and estimated fair value amounts of the interest rate swaps outstanding at September 30, 2010.

Notional Amount	Term	Maturity Date	Fixed Rate	Estimated Fair Value*
$275,000,000	3 years	March 5, 2011	3.47%	$(5,152,399)
70,000,000	3 years	March 5, 2011	3.11%	(698,906)
45,000,000	4 years	March 5, 2012	3.43%	(1,889,456)

$390,000,000				$(7,740,761)

*	Determined in accordance with Topic 820, Fair Value Measurements and Disclosures, based upon a “Level 2” valuation methodology.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, real estate, delinquency and default risks of the loans that we service for third parties, the loans in the Portfolio (although approximately 83% of the Portfolio transferred to the Bank’s REIT, for accounting purposes up to the effective dates of the Loan Sales, has been treated as a financing under GAAP and remained on the Company’s balance sheet), and changes in corporate tax rates. A material change in these rates or risks could adversely affect our operating results and cash flows.
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
The Company’s operating results depend in large part on differences between the interest and dividends earned on its assets and the interest paid on its borrowings. Most of the Company’s assets, consisting primarily of REIT Securities (principally preferred stock) and Trust Certificates (collateralized by mortgage loans and real estate owned properties) generate fixed returns and have remaining contractual maturities in excess of five years. Our borrowings are based on one-month LIBOR. As of September 30, 2010, due to the Loan Sales, the interest and dividend income from our remaining assets, principally the REIT securities, is based on a fixed rate, while the interest cost of our borrowings is principally based on a variable rate, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. In addition, the Company’s interest-bearing liabilities as of September 30, 2010 greatly exceed the remaining interest-earning assets. Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest and dividend income and, therefore, net income. We use from time to time interest-rate derivatives, essentially interest-rate swaps, to hedge our interest rate exposure by converting a portion of our highly interest-sensitive borrowings from variable-rate payments to fixed-rate payments. Based on approximately $790 million of unhedged interest-rate sensitive borrowings outstanding at September 30, 2010, a 1% instantaneous and sustained increase in one-month LIBOR could increase quarterly interest expense by as much as approximately $2.0 million, pre-tax, during the remaining terms of the Company’s swap agreements, which would negatively impact our quarterly after-tax net income or loss. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income, or increase net loss, and the market value of our net assets. If the Company’s existing swap contracts are terminated, or when they expire, and are not renewed, a 1% instantaneous and sustained increase in one-month LIBOR would have the effect of increasing quarterly interest expense by approximately $3.0 million, pre-tax. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Borrowings.”

Real Estate Risk
Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions, which may be adversely affected by industry slowdowns and other factors; local real estate conditions (such as the supply of housing or the rapid increase in home values). Decreases in property values reduce the value of the collateral and the potential proceeds available to borrowers to repay their mortgage loans, which could cause the value of our remaining investments in Mortgage loans and real estate properties and the Investment in trust certificates not carried at cost to decrease and our servicing revenues to decline.

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
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are involved in routine litigation matters generally incidental to our business, which primarily consist of legal actions related to the enforcement of our rights under mortgage loans we hold, held, service or collect for others, none of which are individually or in the aggregate material. In addition, because we originated, acquired, service and collect on mortgage loans throughout the country, we must comply and were required to comply with various state and federal lending, servicing and debt collection laws, rules and regulations and we are routinely subject to investigation and inquiry by regulatory agencies, some of which arise from complaints filed by borrowers, none of which are individually or in the aggregate material.

ITEM 1A.	RISK FACTORS
Risk factors applicable to the Company, including, but not limited to, those factors discussed under the captions “Impact of Inflation,” “Interest Rate Risk” and “Real Estate Risk” are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010.
There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, other than as set forth in our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 20, 2010 and as set forth below.
On September 22, 2010, as a result of the September 2010 Transaction, the Risks Related to Our Business included in our Annual Report on From 10-K for the fiscal year ended December 31, 2009 and for the quarters ended March 31, 2010 and June 30, 2010 have materially changed. These risk factors are amended and restated in their entirety as follows:
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
The consolidated Franklin Holding has been and continues to be operating in an extraordinary and difficult economic environment, and has been significantly and negatively impacted by the unprecedented credit and economic market turmoil of the past two plus years and the more recent recessionary economy of 2009. The consolidated Franklin Holding financial condition raises substantial doubt about its ability to continue as a going concern.

Our credit facilities with the Bank require us to observe certain covenants, and our failure to satisfy such covenants could render us insolvent.
Our credit facilities with the Bank require us to comply with affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: we will not enter into mergers, consolidations or sales of any substantial portion of our assets (other than in connection with a restructuring or spin-off of FCMC); FCMC will maintain net income before taxes of at least $800,000 as of the end of each calendar month for the most recently ended twelve (12) consecutive month period ending on such date; and that FCMC, as of the end of each month, will maintain a net worth of at least $7.6 million. Any defaults with respect to foregoing could result in acceleration of the amounts owed to the Bank (with FCMC not obligated on the amounts owed under the Legacy Credit Agreement and Franklin Holding only obligated if there has been an exception to non-recourse) and a foreclosure on the assets of the Company pledged to the Bank (which no longer include equity interests in FCMC). Such acceleration or foreclosure would render us insolvent. As of September 30, 2010, the Company was not in default of its credit facilities with the Bank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Borrowings.”
If our lenders fail to renew our available credit under the Licensing Credit Agreement for additional terms, our revolving line of credit and letter of credit facilities will expire on September 30, 2011.
The revolving line of credit and letter of credit facilities under the Licensing Credit Agreement, as amended, expires (if not earlier terminated under the provisions of the Licensing Credit Agreement) on September 30, 2011. The Licensing Credit Agreement, which is our sole source of credit, does not include a commitment to renew the $1 million revolving loan commitment, or the letter of credit commitment of up to $6.5 million, which supports various servicer licenses, and there is no assurance that Huntington will renew the credit line or letters of credit at that time.
If our lenders fail to renew our loans under the Legacy Credit Agreement for additional terms or provide us with refinancing opportunities, our legacy indebtedness will become due and payable in 2012.
The principal sum owed to Huntington under the Legacy Credit Agreement, which totals approximately $1.3 billion as of September 30, 2010, is due on March 31, 2012 (if not earlier under the provisions of the Legacy Credit Agreement). The Legacy Credit Agreement does not include a commitment to refinance this outstanding balance. Although the Bank’s recourse in respect of the Legacy Credit Agreement is limited with respect to Franklin Holding, without an extension, renewal, modification, or amendment by the Bank of the Legacy Credit Agreement, if the subsidiaries of Franklin Holding (other than FCMC), which are obligated under the Legacy Credit Agreement, are unable to repay to the Bank the remaining principal and interest due by March 31, 2012, which is expected, the Bank would have all available rights and remedies, including a foreclosure on the assets pledged to the Bank (which no longer includes equity interests in FCMC), which could have a material impact on our business and operations and render us insolvent.

If our lenders fail to extend the Forbearance Agreement covering the Unrestructured Debt, the Unrestructured Debt will become due and payable.
The Restructuring did not include a portion of the Company’s debt (the Unrestructured Debt), which as of September 30, 2010 totaled approximately $39.1 million. The Unrestructured Debt until September 30, 2010 remained subject to the original terms of the Franklin Forbearance Agreement entered into with the Bank in December 2007 and subsequent amendments thereto and the Franklin 2004 master credit agreement. Although the Franklin Forbearance Agreement did ultimately expire on September 30, 2010, we have been assured that there should be no impediments to securing an extension from September 30, 2010 until December 31, 2010, which we expect to receive from the Bank on or about November 19, 2010. However, we are unable to provide assurance than an extension actually will be forthcoming from the Bank. A refusal by the Bank to continue to or further extend the Franklin Forbearance Agreement would cause the Unrestructured Debt to become immediately due and payable, which would result in our insolvency as we would be unable to repay the debt. Moreover, the Bank could provide a notice of an event of default under the Legacy Credit Agreement, which would entitle the Bank to exercise its rights with respect to the collateral pledged under the Legacy Credit Agreement (which no longer includes equity interests in FCMC), which if exercised could have a material impact on our business and operations.
Our ability to fund operating expenses depends on the cash flow received from servicing loans for third parties.
We are required to submit all payments we receive from our preferred stock investment, the trust certificates that we own (representing a relatively small amount of loans and real estate inventory) and the notes receivable held for sale to a lockbox, which is controlled by the Bank. Substantially all amounts submitted to the lockbox are used to pay down amounts outstanding under our Legacy Credit Agreement with the Bank and are not available to fund operating expenses. Moreover, the line of credit available for FCMC under the Licensing Credit Agreement is limited to $1 million, which expires September 30, 2011. If the cash flow received from servicing loans and performing due diligence services for third parties is insufficient to sustain the cost of operating FCMC’s business, and we have fully utilized our licensing credit facility, there is no guarantee that we can continue in business.
Our business is sensitive to, and can be materially affected by, changes in interest rates.
Our business may be adversely affected by changes in interest rates, particularly changes that are unexpected in timing or size. For instance, the majority of our borrowings bear interest at variable rates and we are only partially hedged through interest rate swaps and caps, while a significant majority of our investments bear fixed rates. In addition, the Company’s interest-bearing liabilities greatly exceed the remaining interest-earning assets. As a result, an increase in interest rates is likely to result in an increase in our interest expense without an offsetting increase in income, which would adversely affect our profitability. In addition, an increase in interest rates may lead to an increase in borrower defaults, if borrowers have difficulty making their adjustable-rate mortgage payments.
We are also subject to risks from decreasing interest rates. A significant decrease in interest rates could increase the rate at which the loans that we service are prepaid and reduce our servicing and collection income in subsequent periods.
We may not be successful in entering into or implementing our planned business of providing servicing and other mortgage related services for other entities on a fee-paying basis.
The servicing and mortgage-related services industries are highly competitive. The Company has not historically provided such services to unrelated third parties. Additionally, the absence of a rating by a statistical rating agency as a primary or special servicer of residential mortgage loans may make it difficult to compete or effectively market the Company’s services to entities that rely on such ratings as a factor in the selection of a servicer for their loans. If we do not succeed in entering the business of providing such services to third parties, or prove unable to provide such services on a profitable basis, such a failure could adversely affect our operations and financial condition.

If we do not obtain and maintain the appropriate state licenses, we will not be allowed to service mortgage loans in some states, which would adversely affect our operations.
The requirements imposed by state mortgage finance licensing laws vary considerably. In addition to the requirement for a license to engage in mortgage origination activities, many mortgage licensing laws impose a licensing obligation to service residential mortgage loans. Further, certain state collection agency licensing laws require entities collecting on current, delinquent or defaulted loans for others or to acquire such loans to be licensed as well. Under the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the “SAFE Act”), which establishes minimum standards for the licensing and registration of individuals meeting the definition of a mortgage loan originator, the U.S. Department of Housing and Urban Development (“HUD”), which has been delegated the authority to ensure that every state meets the requirements of the SAFE Act (until the transfer of such function to the newly created Consumer Financial Protection Bureau (“CFPB”) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act), has issued a proposed rule that the SAFE Act’s definition of a mortgage loan originator include individuals who for a loan servicer perform a residential mortgage loan modification, which involves offering or negotiating of loan terms that are materially different from the original loan. Although a final rule has not been issued, certain states are requiring such individuals who perform loan modifications, including as part of loss mitigation, be licensed as a mortgage loan originator. As the examinations for licensing under the SAFE Act generally cover the origination and not servicing of loans, there can be no assurance that our staff will be able to pass the required state and national exams in sufficient numbers to continue loan modifications efforts in those states where SAFE Act licensing is required, which could result in a loss of servicing business.
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
FCMC’s deficit net worth during 2008, prior to the Company’s reorganization in December 2008, resulted in FCMC’s noncompliance with the requirements to maintain certain licenses in a number of states. The regulators in these states could have taken a number of possible corrective actions in response to FCMC’s noncompliance, including license revocation or suspension, requirement for the filing of a corrective action plan, denial of an application for a license renewal or a combination of the same, in which case FCMC’s business would have been adversely affected. In order to address these and other issues, in December 2008, FCMC completed a reorganization of its company structure for the principal purpose of restoring the required minimum net worth under FCMC’s licenses to ensure that FCMC would be able to continue to service mortgage loans. Effective December 19, 2008, Franklin Holding became the parent company of FCMC in the adoption of a holding company form of organizational structure. This reorganization resulted in FCMC, which holds the Company’s servicing platform, having positive net worth as a result of having assigned and transferred to a newly formed sister company ownership of the entities that held beneficial ownership of the Company’s loan portfolios and the related indebtedness and accordingly, being able to comply with applicable net worth requirements to maintain licenses to service and collect loans in various jurisdictions. However, there is no assurance that regulators will not take corrective action against the Company with respect to the actions it took to remedy deficit net worth through the December 2008 reorganization and March 2009 Restructuring, in which case FCMC’s business would be adversely affected.

On April 12, 2010, the New York State Banking Department (the “Banking Department”) notified FCMC that in connection with its review of its financial statements and mortgage servicing volume, its application for registration as a mortgage servicer in that state, which FCMC had filed during the transitional period allowed by the state for registration of mortgage servicers doing business in New York State on June 30, 2009, could not be accepted for processing until FCMC addressed its Adjusted Net Worth, which the Banking Department had determined to be below the minimum Adjusted Net Worth requirement for mortgage servicers established under applicable regulations adopted through emergency rule making. Although FCMC ultimately submitted a capital plan to the Banking Department to address how FCMC would achieve compliance with regulatory net worth requirements, which was deemed satisfactory and acceptable by the Banking Department for processing the application of FCMC to be a mortgage servicer in that state and FCMC was granted a twelve month waiver of otherwise applicable net worth requirements, there is no assurance that FCMC’s application to be a registered mortgage servicer in New York State will be approved or that FCMC will be able to comply with its capital plan on an ongoing basis (which it was temporarily unable to do at September 30, 2010, due to outstanding receivables of related parties, until it regained compliance by the end of October, when such receivables were paid) and obtain any necessary extensions of the waiver of or regain compliance with regulatory net worth requirements in New York State.
FCMC’s capital plan includes in relevant part a commitment, until FCMC is in full compliance with the net worth requirements for mortgage servicers in New York State, to (i) meet regulatory net worth requirements as soon as practicable but in no event later than December 31, 2012 through the retention of net earnings and dividend restrictions, (ii) maintain an interim adjusted net worth (as adjusted and calculated by the Banking Department, the “Adjusted Net Worth”) until FCMC complies with regulatory net worth requirements of not less than approximately $7.9 million (“Minimum Level”), and not less than 5% of the principal balance of New York mortgage loans serviced by FCMC and 0.25% of the aggregate mortgage loans serviced in the United States, (iii) not, without the prior written consent of the Banking Department, service additional mortgage loans secured by 1-4 family residential homes located in New York State, (iv) not declare or pay any dividends upon the shares of its capital stock, and (v) submit quarterly reports on the total number of and principal balance of loans serviced and its Adjusted Net Worth. Under the terms of the capital plan, in the event that FCMC’s Adjusted Net Worth falls below the Minimum Level or is less in percentage terms than either of the Minimum Percentages, FCMC shall promptly notify the Banking Department and (i) within 90 days cure the deficiency or (ii) within 90 days submit a written plan acceptable to the Superintendent of the Banking Department describing the primary means and timing by which the Minimum Level or Minimum Percentages, as applicable, will be achieved.
A significant amount of the mortgage loans that we originated prior to the Restructuring and continue to service on behalf of third parties are secured by property in New York and New Jersey, and our operations could be harmed by economic downturns or other adverse events in these states.
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
The vast majority of the loans we originated prior to the Restructuring, which we continue to service, through FCMC, for third parties, were underwritten generally in accordance with standards designed for subprime residential mortgages. Mortgage loans underwritten under these underwriting standards are likely to experience rates of delinquency, foreclosure and loss that are higher, and may be substantially higher, than prime residential mortgage loans. A majority of the loans previously originated by Tribeca were made under a “limited documentation” program, which generally placed the most significant emphasis on the loan-to-value ratio based on the appraised value of the property, and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan. Our past underwriting and loan servicing practices may not afford adequate protection against the higher risks associated with loans made to such borrowers particularly in a poor housing and credit market or an economic recession. If we are unable to mitigate these risks, our ability to service and collect on these loans may be adversely affected resulting in a decrease in our servicing and collection revenues and cash flows, and our results of operations, financial condition and liquidity could be materially harmed.
A number of the second-lien mortgage loans that we service are subordinated to ARM or interest-only mortgages that may be subject to monthly payment increases, which may result in delinquencies and a decrease in servicing and collection revenues.
A number of the second-lien mortgage loans that we acquired prior to the Restructuring, which we continue to service through FCMC for third parties, are subordinated to an adjustable rate mortgage held by a third party that was originated in a period of unusually low interest rates or originated with a below market interest rate, or to an interest-only mortgage. A substantial majority of these ARMs bore a fixed rate for the first two or three years of the loan, followed by annual interest and payment rate resets. As a result, holders of ARM loans faced monthly payment increases following interest rate adjustments. Similarly, interest-only loans typically required principal payments to be made after the first one or two years from the date of the loan. The decreased availability of refinancing alternatives has impacted the run-off that typically occurs as an ARM rests or the interest-only loans begin to require the payment of principal. Interest rate adjustments or principal becoming payable on first lien mortgages may also have a direct impact on a borrower’s ability to repay any underlying second-lien mortgage loan on a property. As a result, delinquencies on these loans may increase and our ability to service and collect on these loans may be adversely affected resulting in a decrease in our servicing and collection revenues and cash flows.
We are subject to losses from the mortgage loans we acquired and originated prior to the Restructuring due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, sellers of loans we acquired, vendors and our employees.
When we acquired and originated mortgage loans, including those mortgage loans transferred to the Trust as part of the Restructuring, which we currently service for third parties, we typically relied heavily upon information supplied by third parties, including the information contained in the loan application, property appraisal, title information and, employment and income stated on the loan application. If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or funding of the loan, the value of the loan may end up being significantly lower than expected. Whether a misrepresentation was made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation except when we purchased loans pursuant to contracts that include a right of return and the seller remains sufficiently creditworthy to render such right meaningful.

Legal proceedings and regulatory investigations could be brought or initiated which could adversely affect our financial results.
Various companies throughout the mortgage industry have been named as defendants in individual and class action law suits and have been the subject of regulatory investigations challenging residential loan servicing and origination practices, including, most recently, foreclosure processes and procedures and the verification of information included in and notarization of affidavits filed in foreclosure, eviction and bankruptcy matters (FCMC, in particular, has begun to receive requests from certain state attorneys general and regulators that it review its foreclosure process and file a response with such public official or regulator, which FCMC has completed or in the process of completing and FCMC to date has not discovered any faulty affidavits filed in or unwarranted foreclosure actions). At least some of those participants have paid significant sums to settle lawsuits or regulatory proceedings brought against it in respect of servicing and origination practices. There can be no assurance that similar suits or proceedings will not be brought against us in the future, and that we will not be subject to resulting fines, sanctions, costs, damages, penalties or claims by counterparties or third parties (or, additionally with respect to foreclosures, the overturning of foreclosure sales or delays in the foreclosure process) that could adversely affect our financial results, or substantial damages that could render the Company insolvent.
Given the nature of the industry in which we operate, our businesses is, and in the future may become, involved in various legal proceedings the ultimate resolution of which is inherently unpredictable and could have a material adverse effect on our business, financial position, results of operations or cash flows.
Due, in part, to the heavily regulated nature of the industries in which we operate, we are, and in the future may become, involved in various legal proceedings. We may therefore incur legal costs and expenses in connection with the defense of such proceedings. In addition, the actual cost of resolving our pending and any future legal proceedings might be substantially higher than any amounts reserved for such matters. Depending on the remedy sought and the outcome of such proceedings, the ultimate resolution of our pending and any future legal proceedings, could have a material adverse effect on our business, financial position, results of operations or cash flows.
We are exposed to counter-party risk and there can be no assurances that we will manage or mitigate this risk effectively.
We are exposed to counter-party risk in the event of nonperformance by counterparties to various agreements and sales transactions. The insolvency, unwillingness or inability of a significant counterparty to perform its obligations under an agreement or transaction, including, without limitation, as a result of the rejection of an agreement or transaction by a counterparty in bankruptcy proceedings, could have a material adverse effect on our business, financial position, results of operations or cash flows. There can be no assurances that we will be effective in managing or mitigating our counterparty risk, which could have a material adverse effect on our business, financial position, results of operations or cash flows.
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
As we seek to engage in new businesses, our future growth could require capital resources beyond what we currently possess, which would place certain pressures on our infrastructure. Our future profitability will similarly depend on the proper management of our wind-down of the businesses we no longer operate. We will need to continue to upgrade and expand our financial, operational and managerial systems and controls, particularly our servicing systems and resources. If we do not manage the changes in our business effectively, our expenses could increase, and our business, liquidity and financial condition could be further significantly harmed.
The inability to attract and retain qualified employees could significantly harm our business.
We continually need to retain, attract, hire and successfully integrate qualified personnel, including certain servicing personnel that are able to satisfy licensing requirements under the SAFE Act to perform loan modifications (in those states where SAFE Act licensing is required for such activities), in an intensely competitive hiring environment in order to manage and operate our business. The market for skilled management, professional and loan servicing personnel is highly competitive. Competition for qualified personnel may lead to increased hiring and retention costs. If we are unable to attract, successfully integrate and retain a sufficient number of skilled personnel at manageable costs, we will be unable to effectively continue to service mortgage loans, which would harm our business, results of operations and financial condition. Due to our operating losses and financial condition, on a consolidated basis, we may be unable to hire additional qualified personnel and retaining key employees could become more challenging.
An interruption in or breach of our information systems may result in lost business and increased expenses.
We rely heavily upon communications and information systems to conduct our business. Any failure, interruption or breach in security of or damage to our information systems or the third-party information systems on which we rely could cause us to be noncompliant with our servicing and collection contracts and significant federal and state regulations relating to the handling of customer information, particularly with respect to maintaining the confidentiality of such information. A failure, interruption or breach of information systems could result in the loss of our servicing and collection contracts, regulatory action and litigation against us. We cannot assure that such failures or interruptions will not occur or if they do occur that they will be adequately addressed by us or the third parties on which we rely.
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
Thomas J. Axon, our Chairman and President, is responsible for making substantially all of the most significant policy and managerial decisions in our business operations. These decisions are paramount to the success and future growth of our business. Mr. Axon is also the managing member of two of our principal servicing clients, Bosco I and Bosco II, and instrumental in maintaining our relationship with Huntington and our operations under the terms of the Restructuring Agreements. A loss of the services of Mr. Axon could disrupt and adversely affect our operations.
The clients for whom we service loans may transfer our rights as servicer and we may be unable to add business or take appropriate cost saving measures to replace reduced revenues.
Under the terms of various servicing agreements with third parties, our clients have, in general, reserved the right to terminate our servicing of their loans without cause upon minimal notice and the payment of minimal or no termination penalties. Due to the expected significant reduction in revenue for FCMC (compared to what had been earned previously for the servicing of substantially the same assets) and early termination provisions under significant servicing contracts with third parties, should FCMC be unable to attract new business or should clients exercise their rights to terminate a significant portion of the loans currently serviced by FCMC, FCMC may be unable to add business or take appropriate cost saving measures to replace the reduced revenues or avoid insolvency.
The other risk factors discussed in detail in the Company’s Form 10-K filed on March 31, 2010, for which there have been no material changes include the following:
Risks Related to Our Financial Statements
•	Our financial condition and financial results can be materially affected by Federal Reserves Board policies and the capital markets.
•	We may become subject to liability and incur increased expenditures as a result of the restatement in 2006 of our 2003 and 2004 financial statements.
•	We may become subject to liability and incur increased expenditures as a result of our having reassessed our allowance for loan losses and our transfer of substantially all our mortgage portfolio related assets to the Bank.
•	Failures in our internal controls and disclosure controls and procedures could lead to material errors in our financial statements and cause us to fail to meet our reporting obligations.
Risks Related to the Regulation of Our Industry
•	New legislation and regulations directed at curbing predatory lending practices could restrict our ability to service non-prime residential mortgage loans, which could adversely impact our earnings.
•	The broad scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

•	We may be subject to fines or other penalties based upon the conduct of our independent brokers.
•	We are subject to reputation risks from negative publicity concerning the subprime mortgage industry.
•	We are subject to significant legal and reputation risks and expenses under federal and state laws concerning privacy, use and security of customer information.
•	If many of the borrowers of the loans we service become subject to the Servicemembers Civil Relief Act of 2003, our cash flows and service fee income may be adversely affected.
•	Legislative action to provide mortgage relief may negatively impact our business.
Risks Related to Our Securities
•	Thomas J. Axon effectively controls our company, substantially reducing the influence of our other stockholders.
•	Our common stock is quoted only on the OTC Bulletin Board, which may adversely impact the price and liquidity of the common stock, and our ability to raise capital.
•	Our organizational documents, Delaware law and our Restructuring Agreements may make it harder for us to be acquired without the consent and cooperation of our board of directors, management and our Bank.
•	Our quarterly operating results may fluctuate and cause our stock price to decline.
•	Compliance with the rules of the market in which our common stock trades, and proposed and recently enacted changes in securities laws and regulations are likely to increase our costs.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

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

10.5
Letter Agreement, dated July 16, 2010, by and among The Huntington National Bank, Franklin Mortgage Asset Trust 2009-A, the Registrant, Franklin Credit Management Corporation and, solely for the purposes of paragraph 5 thereof, Thomas J. Axon. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 22, 2010.

10.6
Amendment No. 2 to the Amended and Restated Credit Agreement (Licensing), dated as of July 20, 2010, by and among Franklin Credit Management Corporation, the Registrant, the Financial Institutions Party thereto as Lenders, and The Huntington National Bank (as Administrative Agent and Issuing Bank) and an affiliate of the Bank, Huntington Finance, LLC as Lender and Risk Participant. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 22, 2010.

10.7
Loan Servicing Agreement, entered into on July 20, 2010 but dated and effective July 1, 2010, by and among Vantium Capital Markets, L.P., Vantium REO Capital Markets, L.P. and FCMC (portions of this exhibit have been omitted and separately filed with the Commission with a request for confidential treatment). Incorporated by reference to Exhibit 10.3 to the Registrant’s Amended Current Report on Form 8-K/A, filed with the Commission on September 20, 2010.

10.8
Amended and Restated Servicing Agreement, entered into on August 1, 2010, by and between Franklin Mortgage Asset Trust 2009-A, as Owner, and Franklin Credit Management Corporation, as Servicer (portions of this exhibit have been omitted and separately filed with the Commission with a request for confidential treatment). Incorporated by reference to Exhibit 10.1 to the Registrant’s Amended Current Report on Form 8-K/A, filed with the Commission on September 20, 2010.

10.9
Letter Agreement, dated September 16, 2010, by and among The Huntington National Bank, Franklin Mortgage Asset Trust 2009-A, the Registrant, Franklin Credit Management Corporation, Bosco Credit II, LLC and Thomas J. Axon. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

10.10
Restructure Agreement, dated September 22, 2010, by and among The Huntington National Bank, Franklin Mortgage Asset Trust 2009-A, the Registrant, Franklin Credit Management Corporation, Bosco Credit II, LLC and Thomas J. Axon. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

Exhibit
Number
10.11
First Amendment to Limited Recourse Guaranty, dated September 22, 2010, by and between the Registrant and The Huntington National Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

10.12
Letter from The Huntington National Bank to the Registrant and Franklin Credit Management Corporation regarding the EBITDA Payment. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

10.13
Promissory Note of Franklin Credit Management Corporation, dated September 22, 2010. Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

10.14
Amendment No.2 to Amended and Restated Credit Agreement by and among Franklin Credit Asset Corporation, Tribeca Lending Corp., Franklin Asset, LLC and the Other Borrowers Party thereto as Borrowers, the Financial Institutions Party thereto as Lenders, and The Huntington National Bank, as Administrative Agent, dated September 22, 2010. Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

10.15
Amendment No. 3 to the Amended and Restated Credit Agreement (Licensing), dated September 22, 2010, by and among Franklin Credit Management Corporation, the Registrant, the Financial Institutions Party thereto as Lenders, and The Huntington National Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

10.16
Release, Cancellation and Discharge of Limited Recourse Guaranty of Franklin Credit Management Corporation dated September 22, 2010. Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

10.17
First Amendment to Amended and Restated Pledge Agreement, dated September 22, 2010, by and between the Registrant and The Huntington National Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

10.18
Amendment Number One to Servicing Agreement, entered into on September 22, 2010, by and between Franklin Mortgage Asset Trust 2009-A and Franklin Credit Management Corporation. Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

10.19
Loan Servicing Agreement, entered into on September 22, 2010, effective September 1, 2010 by and between Franklin Credit Management Corporation and Bosco Credit II, LLC (portions of this exhibit have been omitted and separately filed with the Commission with a request for confidential treatment). Incorporated by reference to Exhibit 10.11 to the Registrant’s Amended Current Report on Form 8-K/A, filed with the Commission on September 23, 2010.

10.20
Deferred Payment Agreement, dated September 22, 2010, by and among The Huntington National Bank, as Administrative Agent under the Legacy Credit Agreement, Franklin Credit Management Corporation and Thomas J. Axon. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010.

Exhibit
Number
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
November 15, 2010

	By:	/s/ THOMAS J. AXON
Thomas J. Axon
President (Principal Executive Officer)
November 15, 2010

By:	/s/ PAUL D. COLASONO
Paul D. Colasono
Executive Vice President and Chief Financial Officer (Principal Financial Officer)