Form 10-K
period 2010-12-31
FRANKLIN CREDIT HOLDING CORP/DE/
filed 2011-03-30
CIK 831246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Based upon the closing sale price on the last business day of the registrant’s most recently completed second fiscal quarter ($0.15 on June 30, 2010), the aggregate market value of common stock held by non-affiliates of the registrant as of such date was approximately $475,542. There is no non-voting stock outstanding.
Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 24, 2011: 8,028,795.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2010, are incorporated by reference into Part III.

FRANKLIN CREDIT HOLDING CORPORATION
FORM 10-K
December 31, 2010

PART I

ITEM 1.	BUSINESS
As used herein, references to the “Company,” “Franklin Holding,” “we,” “our” and “us” refer to Franklin Credit Holding Corporation (“FCHC”), collectively with its subsidiaries; and, references to “FCMC” refers to Franklin Credit Management Corporation, the Company’s servicing business subsidiary.
Overview
Recent Developments
Investment in REIT Securities — Dividend. The board of directors of the real estate investment trust (the “REIT”) owned by The Huntington National Bank (the “Bank” or “Huntington”) did not declare any dividends on the preferred stock owned by the Company (the “REIT Securities”) for the third and fourth calendar quarters of 2010. As a result of the non-payment of dividends by the REIT, the Company’s revenue loss for the third and fourth quarters of 2010 was approximately $21 million (pre-tax). The nonpayment of dividends for the six months ended December 31, 2010 resulted in an increase in stockholders’ deficit for the six months ended December 31, 2010.
In February 2011, the Company was advised that the REIT board in February 2011 declared dividends on the REIT securities for the two quarterly periods ended December 31 and September 30, 2010, and also declared a dividend for the full year of 2011. The Company was advised that these declared dividends would be paid one business day after the dividends are approved by the Bank’s regulator. See Note 20 to the Consolidated Financial Statements.
Derivatives — Termination of Interest Rate Swap Agreements. On January 25, 2011, the Bank declared an early termination of all remaining interest rate swaps due to a failure by the Company to make payments due under the swap agreements. The Company’s failure to make these payments was occasioned by insufficient funds available under the credit agreement with the Bank and its participating banks (the “Legacy Credit Agreement”) as a direct result of the loss of cash flows attributable to the July, September and December 2010 loan sales by a trust of the Bank (the “Bank’s Trust” or the “Trust”) and the suspension of dividends by its REIT. The swap termination fee payable by the Company (but not FCMC) to the Bank is $6.5 million. It is anticipated that the swap termination fee will be payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement and only after the outstanding balance designated as tranche A debt owed to the Bank has been paid in full, which at December 31, 2010 was $709 million. The swap termination fee is not an obligation of FCMC.
The Bank has also verbally indicated that it is their position that the early termination of the interest rate swaps in January 2011 and a prior early termination of interest rate swaps effective March 31, 2009, which was exercised at the request of the Bank, are defaults under the Legacy Credit Agreement, entitling the Bank to take possession of and dispose of the REIT securities collateralizing the debt of certain subsidiaries of Franklin Holding (other than FCMC) (the “Legacy Debt”). Although we dispute this interpretation based on the nature of the swap terminations in January 2011 and certain equitable defenses with respect to the swap terminations in March 2009, we have entered into negotiations with the Bank to surrender the REIT securities as an alternative to litigation, which might be time-consuming and expensive with an uncertain outcome. The Bank’s position, which FCMC is inclined to cooperate with, will enable the REIT securities effectively to be redeemed at estimated fair value (as determined by the Bank), the proceeds of which will be applied to reduce the outstanding balance of the Legacy Debt. See Note 20 to the Consolidated Financial Statements.

The Company’s Business
Franklin Credit Holding Corporation (FCHC). The Company had a net loss attributed to common stockholders of $55.3 million for the twelve months ended December 31, 2010, compared with a net loss of $358.1 million for the twelve months ended December 31, 2009. At December 31, 2010 and 2009, the Company’s stockholders’ deficit was $852.9 million and $806.8 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Except for the mortgage servicing business conducted through FCMC, the business activities of Franklin Credit Holding Corporation and its subsidiary companies following the December 2008 corporate reorganization (the “Reorganization”) and 2009 debt restructuring (the “Restructuring” or “March 2009 Restructuring”) whereby the Company’s debt under its legacy credit agreement (the “Legacy Credit Agreement”) with the Bank and its participating banks were substantially restructured, have principally consisted of making payments in accordance with the Legacy Debt. Payments made on the Legacy Debt are generally limited to the cash flows received from the Bank’s Trust in accordance with the March 2009 Restructuring, described below, and from the dividends received form the investment in preferred stock of the Bank’s REIT. As a result of the loan sales by the Bank’s Trust in the third quarter of 2010, the remaining principal source of payments on the Legacy Debt is the dividend on the preferred stock in the Bank’s REIT, which was not declared or paid in the third and fourth quarters of 2010. See Note 20 to the Consolidated Financial Statements.
Prior to December 28, 2007, the Company was primarily engaged in the acquisition and origination for portfolio, and servicing and resolution, of performing, reperforming and nonperforming residential mortgage loans and real estate owned (“REO”) properties, including the origination of subprime mortgage loans. We specialized in acquiring and originating loans secured by 1-4 family residential real estate that generally fell outside the underwriting standards of Fannie Mae and Freddie Mac and involved elevated credit risk as a result of the nature or absence of income documentation, limited credit histories, higher levels of consumer debt or past credit difficulties.
On December 28, 2007, the Company entered into a series of agreements (the “Forbearance Agreements”) with the Bank whereby the Bank agreed to restructure approximately $1.93 billion of the Company’s indebtedness to it and its participant banks, and in November 2007, the Company ceased to acquire or originate loans.
Franklin Credit Management Corporation (FCMC). Since the Reorganization that took effect in December 2008 and the March 2009 Restructuring, the Company’s operating business has been conducted solely through FCMC, a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collection and recovery servicing, and in the due diligence, analysis, pricing and acquisition of residential mortgage portfolios, for third parties. FCMC, the servicing company within Franklin Holding’s consolidated group of companies, has positive net worth, and as a result of the September 2010 Transaction (discussed below), all of its equity is free from the pledges to the Bank. Except for cash collateral of $7.5 million held by FCMC, the Legacy Debt is not an obligation of FCMC.
At December 31, 2010, FCMC had total assets of $24.8 million and had stockholders’ equity of $15.9 million. Under Amendment No. 2 to the Licensing Credit Agreement with the Bank (the “Licensing Credit Agreement”), FCMC has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility with the Bank, and cash collateral securing the revolving loan and letter of credit facilities of $7.5 million. The Licensing Credit Agreement expires September 30, 2011. At December 31, 2010, FCMC had no debt outstanding under the revolving line and approximately $6.2 million of letters of credit under the Licensing Credit Agreement.

As a result of the transactions entered into with the Bank in September and December 2010 (described below) and the sales of loans in September and December 2010 (for the remaining loans held by the Bank’s Trust and a 50% participation interest in each of the Bank’s commercial loans to the Company covering the Unrestructured Debt, as described below) to entities controlled by Thomas J. Axon (“Mr. Axon”), Chairman and President of the Company, the Company, through FCMC, provides servicing, collection and recovery services for third parties that to date have been primarily entities related to Mr. Axon (described below). As of September 30, 2010, FCMC operates its servicing, collections and recovery business free of pledges of its stock and free of significant restrictive covenants under the Legacy Credit Agreement with the Bank, which governs the substantial debt owed to the Bank by subsidiaries of FCHC, other than FCMC.
In conjunction with the September 2010 transaction agreements, FCHC transferred to Mr. Axon an additional 10% of FCMC’s outstanding shares of common stock. When combined with FCMC shares already directly owned by him, Mr. Axon now directly owns 20% of FCMC, while the remaining 80% of FCMC is owned by FCHC and indirectly by its public shareholders (including Mr. Axon as a principal shareholder of FCHC).
FCMC was not in compliance at December 31, 2010 with the covenant in the Licensing Credit Agreement that requires Franklin Holding and FCMC to maintain net income before taxes of not less than $800,000 as of the end of each calendar month for the most recently ended twelve consecutive month period or, with notice, an event of default will be deemed to have occurred. On March 28, 2011, as a temporary measure, Franklin Holding and FCMC entered into an agreement with the Bank that provides for a limited waiver of the financial covenant of Franklin Holding and FCMC under the Licensing Credit Agreement, for the period through and including September 30, 2011, related to the failure to maintain the minimum level of net income before taxes.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Franklin Credit Management Corporation (FCMC)” and Note 20 to the Consolidated Financial Statements.
Potential FCMC Spin Off
The Company anticipates that it will break out its mortgage servicing subsidiary, FCMC, from Franklin Holding’s consolidated group as a separate company through a “spin off” type of transaction preferably in the late second to early third quarter of 2011, subject to numerous conditions, including approval by its board of directors and the Bank, the effectiveness of a registration statement on Form 10 to be filed with the Securities and Exchange Commission, adequate capital and solvency requirements, regulatory approvals to the extent required, and accounting and tax treatment considerations. It is the Company’s plan to spin-off its 80% ownership of FCMC to the stockholders of FCHC through a pro-rata dividend distribution, and that FCMC then would be a separate publicly-owned company.
The September 2010 transaction with the Bank, which occurred simultaneously with the sale of substantially all of the subordinate lien consumer loans owned by the Bank’s Trust (referred to as the September Loan Sale, and described below), resulted in, subject to the final approval of the Bank, the Bank’s consent to proceed with a restructuring or spin-off of the ownership of FCMC. In the July 2010 transaction, which was amended and modified in part by the September 2010 transaction, the parties agreed that in connection with a potential restructuring (referred to as the Potential Restructuring, and described below), if acceptable to the Bank and the required lenders, in each party’s sole discretion, and the potential restructuring does not result in material tax, legal, regulatory, or accounting impediments or issues for Franklin Holding or FCMC, the Bank would use its reasonable efforts to assist Franklin Holding and FCMC in connection with such a potential restructuring in obtaining the approval of the required lenders and consenting to any change of control in connection with a potential restructuring to the extent required under its Legacy Credit Agreement, and FCMC or Franklin Holding would reimburse and hold the Bank and the required lenders harmless from any reasonable expense incurred by them in connection with any such potential restructuring.

There can be no assurance, however, that our board of directors will approve or FCMC will be successful in completing a spin-off as tax, shareholder, legal, regulatory, accounting or other matters could present significant impediments to accomplishing a spin off.
Following a spin off of FCMC, if successful, the remaining direct and indirect subsidiaries of Franklin Holding that are obligors under the Legacy Debt will be insolvent and unable to pay off the balance of Legacy Debt owed to the Bank.
Third Quarter 2010 Restructuring
During the quarter ended September 30, 2010, the Company and FCMC entered into a series of transactions with the Bank facilitating sales by the Bank’s trust (the “Bank’s Trust” or the “Trust”) to third parties of substantially all of the loans underlying the trust certificates issued by the Trust. These transactions, which are described below, were effective in July and September 2010, and are referred to as the “July 2010 Transaction” and the “September 2010 Transaction,” respectively. The loan sales in July and September 2010 in connection with these third quarter transactions are collectively referred to as the “Loan Sales.”
As a result of the third quarter loan sales by the Trust, the transfer by the Company in March 2009 (the March 2009 Restructuring) of 83% of trust certificates in the Trust, representing an 83% interest in the Trust, the Bank’s REIT that had been accounted for as a secured financing in accordance with generally accepted accounting principles (“GAAP”) is now accounted for as a sale of loans in accordance with GAAP, to the extent of the loans sold by the Trust. The sales of the loans by the Bank’s Trust also has resulted in treating substantially all of the loans represented by the remaining 17% in trust certificates held by the Company as sold, to the extent of the loans sold by the Trust, in accordance with GAAP.
The treatment of the Loan Sales as a sale of financial assets to the extent of the 83% represented by the trust certificates held by the Bank’s REIT in the quarter ended September 30, 2010 did not affect the cash flows of the Company or its reported net income. However, the treatment of the Loan Sales to the extent of the 17% represented by the trust certificates held by the Company in the quarter ended September 30, 2010, which also were treated as sales of financial assets, did affect the Company’s cash flows and reported net income. The net proceeds from the Loan Sales were distributed to the Trust certificate holders on a pro rata basis by percentage interest. Accordingly, approximately 17% of the net proceeds were applied to pay down the Legacy Debt owed to the Bank, as 83% of the trust certificates are held by the Bank’s REIT, and the Company’s Investment in REIT securities (which are not marketable) is realized only through declared and paid dividends (which were suspended effective July 1, 2010, the effective date of the July 2010 sale of loans by the Bank’s Trust) or a redemption of the securities by the REIT. The REIT board in February 2011 declared dividends for the third and fourth quarters of 2010 and for the full year of 2011, with payment pending approval of the Bank’s regulator. See Note 20 to the Consolidated Financial Statements.
July 2010 Transaction. On July 16, 2010, the Company and FCMC entered into a letter agreement (the “Letter Agreement”) with the Bank, the Trust, and, for certain limited purposes, Thomas J. Axon, Chairman and President of the Company. The Letter Agreement was entered into in connection with and in anticipation of the Trust’s then-proposed sale (the “July Loan Sale”) to a third party of substantially all of the first-lien residential mortgage loans held by the Bank’s Trust and serviced by FCMC under its servicing agreement with the Trust (the “Legacy Servicing Agreement”). In the July Loan Sale, approximately $626 million (unpaid principal balance) of first-lien residential mortgage loans, carried at an estimated fair value of approximately $270 million, were sold by the Bank’s Trust.

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
The Letter Agreement included terms amending, or committing the Bank, FCMC and the Company to amend certain of the restructuring agreements entered into in connection with the Company’s Restructuring with the Bank on March 31, 2009, including the existing relationships under the Legacy Servicing Agreement, the Legacy Credit Agreement, and the Licensing Credit Agreement, and commitments by FCMC to make certain payments to the Bank. Additionally, the Letter Agreement set forth certain mutual commitments of the parties with respect to the Company’s consideration of a restructuring or spin-off of its ownership of FCMC (a “Potential Restructuring”), as well as certain guaranties of Mr. Axon.
Under the terms of the Letter Agreement with the Bank: (i) FCMC made a $1 million payment to the Bank as reimbursement for certain expenses incurred by the Bank in connection with the July Loan Sale; (ii) FCMC released all claims under the Legacy Servicing Agreement with respect to the loans sold in the July Loan Sale; (iii) the Legacy Servicing Agreement was terminated as to the loans sold; and, (iv) FCMC and the Trust entered into an amended and restated servicing agreement (the “New Trust Servicing Agreement” or “Servicing Agreement”) effective August 1, 2010, relating to the servicing of the loans not sold in the July Loan Sale.
On the July Loan Sale Closing Date, the Company and FCMC entered into Amendment No. 2 to the Licensing Credit Agreement with the Bank. In accordance with the terms of Amendment No. 2 to the Licensing Credit Agreement with the Bank: (i) FCMC used $1 million in unpledged cash to repay the amount outstanding under its revolving line of credit with the Bank, (ii) available credit under the revolving loan facility was reduced from $2 million to $1 million, and (iii) cash collateral, which is required to secure the revolving loan and letter of credit facilities, was reduced from $8.5 million to $7.5 million, with the released cash collateral applied as a voluntary payment against the debt outstanding of certain subsidiaries of the Company under the Legacy Credit Agreement.
Due to the retention of the servicing for approximately 75% of the loans sold to the Purchaser and the servicing fee rates agreed to under the Loan Sale Servicing Agreement, the servicing fees paid by the Purchaser to FCMC are substantially less than the servicing fees that had been paid by the Trust for such loan servicing, resulting in significantly reduced revenues for FCMC and the Company.
On July 30, 2010, FCMC entered into the New Trust Servicing Agreement, effective August 1, 2010, with the Bank’s Trust to replace the servicing agreement (the Legacy Servicing Agreement) that had been entered into with the Bank’s Trust as part of the Company’s March 31, 2009 Restructuring with the Bank. The servicing revenues from the New Trust Servicing Agreement are significantly lower than those that had been earned under the Legacy Servicing Agreement for those assets that were not sold in the July Loan Sale.
See “Restructuring Agreements with Lead Lending Bank — Third Quarter 2010 Restructuring.”
September 2010 Transaction. The Company and FCMC entered into a series of transactions with the Bank on September 22, 2010. The September 2010 Transaction enables FCMC to operate its servicing, collections and recovery business free of past pledges of its stock and free of significant restrictive covenants under the Legacy Credit Agreement, which governs the substantial debt owed to the Bank by subsidiaries of FCHC, other than FCMC.

The September 2010 Transaction, which occurred simultaneously with the sale of substantially all of the subordinate lien consumer loans owned by the Bank’s Trust (the “September Loan Sale”), resulted in a release of the pledge of FCMC stock to the Bank, a significant revision to the Legacy Credit Agreement and, subject to the final approval of the Bank, the consent to proceed with a restructuring or spin-off of the ownership of FCMC. In the September Loan Sale, approximately $761 million (unpaid principal balance) of subordinate lien consumer loans, carried at an estimated fair value of approximately $43 million, were sold by the Bank’s Trust.
In connection with the terms of the September 2010 Transaction, effective September 1, 2010, the Bank sold substantially all of the subordinate lien consumer loans owned by the Bank’s Trust to Bosco Credit II, LLC (“Bosco II”), an entity formed and owned solely by Mr. Axon. Under the terms and conditions of the September 2010 Transaction:
(1)	the Bank agreed to release FCHC’s pledge of 70% of the outstanding shares of FCMC as security for the Legacy Credit Agreement, in consideration of $4 million paid by FCMC to the Bank;
(2)	the Bank agreed to release its liens on real properties owned by FCMC that were previously pledged to the Bank, in consideration of $1 million to be paid by FCMC on or before November 22, 2010, which was paid by FCMC prior to November 22, 2010;
(3)	the limited recourse guarantee of FCMC under the Legacy Credit Agreement was released, cancelled and discharged by the Bank;
(4)	the Bank eliminated all cross-default provisions under the credit facility of FCMC and FCHC (the Licensing Credit Agreement) and servicing agreement of FCMC with the Trust (for the remaining loans and real estate owned properties that continue to be held by the Trust and serviced by FCMC) that could have triggered a default resulting from a default under the Legacy Credit Agreement;
(5)	the Bank extended the $6.5 million letter of credit and $1.0 million revolving credit facilities available under the Licensing Credit Agreement, which are collateralized by $7.5 million in cash held by FCMC, to September 30, 2011;
(6)	the Bank and the participating lenders consented to the future transfer, sale, restructuring or spin-off of the ownership of FCMC, subject to a review and final approval of the Bank; and,
(7)	FCMC entered into a deferred payment agreement to pay the Bank 10% of the cumulative proceeds, minus $4 million, from any qualifying transactions (including dividends or distributions) that monetize FCMC’s value or significant assets prior to March 20, 2019.
In conjunction with the September 2010 Transaction agreements, FCHC transferred to Mr. Axon an additional 10% of FCMC’s outstanding shares of common stock, as described above. See Note 14 to the Consolidated Financial Statements.
On September 22, 2010, FCMC also entered into a servicing agreement with Bosco II for the servicing and collection of the loans purchased by Bosco II from the Trust. The servicing revenues from the Bosco II servicing agreement with FCMC will be significantly lower than those that had been earned historically under the prior servicing agreement with the Bank.

See “Restructuring Agreements with Lead Lending Bank — Third Quarter 2010 Restructuring.”
December Sale of Remaining Loans and Participation Interest in Unrestructured Debt with the Bank
In December 2010 (the “December Transaction” or the “December Loan Sale”), Bosco Credit III, LLC (“Bosco III”), which is owned 50% by the Company’s Chairman and President, Thomas J. Axon, purchased $174 million of principally charge-off first and subordinate lien loans sold by the Trust, which were the remaining loans (other than real estate properties) held by the Trust, and also purchased from the Bank a 50% participation interest in each of the commercial loans to the Company covering that portion of the Company’s debt (the Unrestructured Debt) with the Bank. In the December Loan Sale, principally charge-off first and subordinate lien loans were sold by the Trust, which were carried at an estimated fair value of zero.
In the December Transaction, FCMC entered into a servicing agreement with Bosco III for the servicing and collection of principally charge-off first and subordinate lien loans purchased by Bosco III from the Bank’s Trust. See Note 19 to the Consolidated Financial Statements.
The Company also has one servicing contract between FCMC and certain Company subsidiaries for the loans collateralizing the Unrestructured Debt (as defined below).
On December 22, 2010, the Bank notified FCMC that the remaining servicing, under the New Trust Servicing Agreement, of real estate properties not sold by the Bank or the Bank’s Trust would be terminated by the Bank effective March 24, 2011. On March 24, 2011, the Bank notified FCMC that its servicing of the remaining real estate owned assets was extended through April 30, 2011.
See “Restructuring Agreements with Lead Lending Bank — December Sale of Remaining Loans and Participation Interest in Unrestructured Debt with the Bank.”
December 2008 Reorganization and March 2009 Restructuring
December 2008 Reorganization. On December 19, 2008, the Company engaged in a series of transactions (the Reorganization) in which the Company (i) adopted a holding company form of organizational structure, with Franklin Holding serving as the new public-company parent, (ii) transferred all of the equity and membership interests in FCMC’s direct subsidiaries to other entities in the reorganized corporate structure of the Company, (iii) assigned legal record ownership of any loans in the Company’s portfolios held directly by FCMC and other subsidiary companies to other entities in the reorganized corporate structure of the Company, and (iv) amended its loan agreements with the Bank.
Franklin Credit Holding Corporation is the successor issuer to Franklin Credit Management Corporation (FCMC), and FCMC ceased to have portfolios of loans and real estate properties and the related indebtedness to the Bank and became the Company’s servicing business subsidiary.
March 2009 Restructuring. Effective March 31, 2009, Franklin Holding, and its consolidated subsidiaries, including FCMC, entered into a series of agreements (collectively, the “Restructuring Agreements”) with the Bank pursuant to which (i) the Company’s loans, pledges and guarantees under the Legacy Credit Agreement with the Bank and its participating banks were substantially restructured, (ii) substantially all of the Company’s portfolio of subprime mortgage loans and owned real estate was transferred to the Bank’s Trust (with the loans and owned real estate transferred to the Bank’s Trust collectively referred to herein as the “Portfolio”) in exchange for trust certificates, with certain trust certificates, representing an undivided interest in approximately 83% of the Portfolio, transferred in turn by the Company to a real estate investment trust wholly-owned by the Bank (the Bank’s Trust or the Trust), (iii) FCMC and Franklin Holding entered into a new credit facility with the Bank (the Licensing Credit Agreement), and (iv) FCMC entered into a servicing agreement (the Legacy Servicing Agreement) with the Bank’s Trust (the preceding collectively referred to herein as the Restructuring).

The Restructuring did not include a portion of the Company’s debt that as of December 31, 2010 totaled approximately $39 million (the “Unrestructured Debt”). The Unrestructured Debt, which was extended on January 7, 2011 until September 30, 2011, is subject to the Forbearance Agreement, as amended, and the Company’s 2004 master credit agreement with the Bank. See “Restructuring Agreements with Lead Lending Bank — Forbearance Agreements with Lead Lending Bank” and “Risk Factors — Risks Related to Our Business.” See Note 12 to the Consolidated Financial Statements.
Going Concern Uncertainty — Franklin Holding
The Company since September 30, 2007 has been and continues to be operating with significant operating losses and stockholders’ deficit. In addition, the Company’s Legacy Debt is significantly greater than its remaining earning assets, and, therefore, the Company will not be able to pay off the outstanding balance of debt due to the Bank, which at December 31, 2010 was $1.341 billion. Any event of default under the March 2009 Restructuring Agreements, as amended, or failure to successfully renew these Restructuring Agreements or enter into new credit facilities with Huntington prior to their scheduled maturity, could entitle Huntington to declare the Company’s indebtedness immediately due and payable. Without the continued cooperation and assistance from Huntington, the consolidated Franklin Holding’s ability to continue as a viable business is in substantial doubt, and it may not be able to continue as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Borrowings.”
The Company had a net loss attributed to common stockholders of $55.3 million for the twelve months ended December 31, 2010, compared with a net loss of $358.1 million for the twelve months ended December 31, 2009. The Company had a loss per common share for the twelve months ended December 31, 2010 of $6.89 both on a diluted and basic basis, compared to a loss per common share of $44.74 on both a diluted and basic basis for the twelve months ended December 31, 2009. At December 31, 2010 and 2009, the Company’s stockholders’ deficit was $852.9 million and $806.8 million, respectively.
Franklin’s Business — Loan Servicing, Collections and Recovery Servicing
The Company’s servicing business is conducted through FCMC, a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collections and recovery servicing, for third parties.
We have invested to create a loan servicing capability that is focused on collections, loss mitigation and default management. In general, we seek to ensure that the loans we service for others are repaid in accordance with the original terms or according to amended repayment terms negotiated with the borrowers and in accordance with the terms of our servicing contracts with our servicing clients. Because the loans we service generally experience above average delinquencies, erratic payment patterns and defaults, our servicing operation is focused on collections and recovery, and, therefore, maintaining close contact with borrowers and as a result, is more labor-intensive than traditional mortgage servicing operations. Through frequent communication we are able to encourage positive payment performance, quickly identify those borrowers who are likely to move into seriously delinquent status and promptly apply appropriate collection, loss mitigation and recovery strategies. Our servicing staff employs a variety of collection and recovery strategies that we have developed to successfully manage serious delinquencies and defaults, bankruptcy and foreclosure. Additionally, we maintain a real estate department with experience in property management and the sale of residential properties.

As of December 31, 2010, FCMC had four significant servicing contracts to service 1-4 family mortgage loans and owned real estate, principally consisting of first and second-lien loans and owned properties secured by 1-4 family residential real estate that were previously acquired and originated by Franklin and transferred to the Trust in the March 2009 Restructuring, and sold by the Trust and the Bank to third parties in the quarter ended September 30, 2010 (the Loan Sales) and in December 2010 (the December Loan Sale).
Loan Servicing and Collection Operations
At December 31, 2010, our servicing and collection business, conducted through FCMC, consisted of 81 employees who serviced and provided recovery collection services and managed approximately 32,650 loans and real estate properties (with an unpaid principal balance of $1.645 billion), including approximately 26,500 first and second-lien loans for the Bosco entities: approximately 2,300 home equity loans for Bosco I; approximately 19,800 subordinate-lien loans for Bosco II; and, approximately 4,800 of principally charge-off first and subordinate-lien loans for Bosco III.
Our servicing and collection operations are conducted utilizing principally a “one-call resolution” structure to facilitate borrower management functions. We maintain a call center staffed by professionals with skills based in customer service, collections, loss mitigation, and recovery. Our call center handles borrower inquiries on a “one-call resolution” basis, wherein the first agent with whom a borrower speaks is qualified to satisfy almost any request for information, such as payoff declarations, escrow account balance, payment information, collections, repayment arrangements, settlements and short sales. Our “one-call resolution” structure includes the following principal functions/groups:
Customer Service. The primary objective of customer service is to obtain timely payments from borrowers, respond to borrower requests and resolve disputes with borrowers. Within 10 days of boarding newly acquired loans onto our servicing system, our customer service representatives contact each new borrower to welcome them to FCMC and to gather and/or verify any missing information, such as loan balance, interest rate, contact phone numbers, place of employment, insurance coverage and all other pertinent information required to properly service a loan. Customer service representatives responds to all inbound customer calls for information requests regarding payments, statement balances, escrow balances and taxes, payoff requests, returned check and late payment fees. In addition, our customer service representatives process payoff requests and reconveyances.
Collections. The main objective of our collections function is to ensure loan performance through maintaining contact with our servicing and recovery collection clients’ borrowers. Our collections agents continuously review and monitor the status of collections and individual loan payments in order to proactively identify and solve potential collection problems. When a loan becomes seven days past due, our collections agents begin making collection calls and generating past-due letters. Our collections group attempts to determine whether a past due payment is an aberration or indicative of a more serious delinquency. If the past due payment appears to be an aberration, we emphasize a cooperative approach and attempt to assist the borrower in becoming current or arriving at an alternative repayment arrangement. Upon a serious delinquency, by which we mean a delinquency of sixty-one days by a borrower, or the earlier determination by our collections group based on the evidence available that a serious delinquency is likely, the loan is typically transferred to our loss mitigation group. We employ a range of strategies to modify repayment terms in order to enable the borrower to make payments and ultimately cure the delinquency, or focus on expediting the foreclosure process so that loss mitigation can begin as promptly as practicable.
Loss Mitigation. Our loss mitigation group, which consists of staff experienced in collection work, manages and monitors the progress of seriously delinquent loans and loans which we believe will develop into serious delinquencies. In addition to maintaining contact with borrowers through telephone calls and collection letters, this group utilizes various strategies in an effort to reinstate an account or revive cash flow on an account. Loss mitigation agents analyze each loan to determine a collection strategy to maximize the amount and speed of recovery and minimize costs. The particular strategy is based upon each individual borrower’s past payment history, current credit profile, current ability to pay, collateral lien position and current collateral value. Loss mitigation agents qualify borrowers for relief programs appropriate to the borrower’s hardship and finances. Loss mitigation agents process borrower applications for Temporary Relief programs (deferments and rate reductions), Expanded Temporary Relief programs (repayment plans), Homeowner Relief programs (pre-foreclosure home sale) and Permanent Relief programs (long-term modifications, including, when applicable, those sponsored by the U.S. Treasury’s Home Affordable Modification Program (“HAMP”)), as well as for settlements, short sales, and deeds-in-lieu.

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
In addition, our loss mitigation group manages loans by borrowers who have declared bankruptcy. The primary objective of the bankruptcy function within our loss mitigation group, which utilizes outside legal counsel, is to proactively monitor bankruptcy assets and outside legal counsel to ensure compliance with individual plans and to ensure recovery in the event of non-compliance.
Loan Boarding and Administration. The primary objective of the loan boarding function is to ensure that newly acquired loans under contracts to service and provide collection and recovery services for others are properly transitioned from the prior servicer and are accurately boarded onto our servicing systems. Our loan boarding group audits loan information for accuracy to ensure that the loans conform to the terms provided in the original note and mortgage. The information boarded onto our systems provide us with a file that we use to automatically generate introductory letters to borrowers summarizing the terms of the servicing transfer of their loan, among other standard industry procedures.
The loan administration group performs typical duties related to the administration of loans, including incorporating modifications to terms of loans. The loan administration group also ensures the proper maintenance and disbursement of funds from escrow accounts and monitors non-escrow accounts for delinquent taxes and insurance lapses. For loans serviced with adjustable interest rates, the loan administration group ensures that adjustments are properly made and identified to the affected borrowers in a timely manner.
Our servicing and collection operations also include the following principal functions/groups:
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

Deficiency Recovery & Judgment Processing Department (“Recovery”). The Recovery group pursues principally hard-to-collect consumer debt on a first, second, or third-placement basis. Our recovery department’s primary objective is to maximize the recovery of unpaid principal on each seriously delinquent account by offering borrowers multiple workout solutions and/or negotiated settlements. The recovery unit performs a complete analysis of the borrower’s financial situation, taking into consideration lien status, in order to determine the best course of action. Based on the results of our analysis, we determine to either continue collection efforts and a negotiated workout of settlement or seek judgment. Agents may qualify borrowers for Temporary Relief and Expanded Temporary Relief programs where appropriate. Agents will seek to perfect a judgment against a borrower and may seek wage garnishment, if economically justified by the borrower’s finances and if provided by the client’s servicing agreement.
Face to Face Home Solutions (“Face to Face”). The Face to Face group seeks to reestablish connection with incommunicative borrowers and advise borrowers of available loss mitigation opportunities. Whether successful in meeting with a borrower or not, Face to Face agents confirm occupancy and report property conditions as well as any evidence of code violation or additional liens on the property.
Client Relations. The principal objective of the client relations group is to interface with our servicing and recovery collection clients regarding the servicing performance of their loans, and for invoicing servicing clients. In addition, our client relations group oversees the boarding of new loans for servicing and/or recovery collections.
Training. Our training department works with all departments of our servicing operations to ensure that the employees of all departments are fully informed of the procedures necessary to complete their required tasks. The department ensures all loan servicing employees are trained in the tenets of the Fair Debt Collection Practices Act, and in state and local debt collection laws, as well as in effective communication skills.
Quality Control. Our quality control department monitors all aspects of loan servicing from boarding through foreclosure. It is the department’s responsibility to ensure that FCMC’s policies and procedures are implemented and followed. Collection calls are monitored to ensure quality and compliance with the requirements of the federal Fair Debt Collection Practices Act and state and local collection laws. Monthly meetings with staff to discuss individual quality control scores are held and, in certain cases, further training is recommended. Reviews of the controls for privacy and information safeguarding and document removal are conducted monthly.
Home Affordable Modification Program
On September 11, 2009, FCMC voluntarily entered into an agreement to actively participate as a mortgage servicer in the Federal government’s HAMP for first-lien mortgage loans that are not owned or guaranteed by Fannie Mae or Freddie Mac. HAMP is a program for consenting servicing clients, with borrower, mortgage servicer, and mortgage loan owner incentives, designed to enable eligible borrowers to avoid foreclosure through a more affordable and sustainable loan modification made in accordance with HAMP guidelines, procedures, directives, and requirements. If a borrower is not eligible for HAMP, FCMC considers other available loss mitigations options, as appropriate for the owner of the loans serviced.

Bosco Servicing Agreements
On May 28, 2008, the Company entered into various agreements to service on a fee-paying basis for Bosco I approximately $245 million in residential home equity line of credit mortgage loans. In September 2010, FCMC entered into a servicing agreement with Bosco II for the servicing and collection of approximately $761 million of loans purchased by Bosco II in the September 2010 sale of subordinate lien loans by the Trust. In December 2010, FCMC entered into a servicing agreement with Bosco III for the servicing and collection of approximately $174 million of loans purchased by Bosco III of principally charge-off first and subordinate lien loans sold by the Trust and the Bank. The membership interests in Bosco I include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members of that entity. Bosco II is owned solely by Thomas J. Axon. Bosco III is 50% owned by Thomas J. Axon. FCMC began servicing the Bosco I portfolio in June 2008, the Bosco II portfolio (which portfolio had previously been serviced for the Trust) in September 2010 and the Bosco III portfolio (which portfolio had previously been serviced for the Trust and the Bank) in December 2010. Included in the Company’s consolidated revenues were servicing fees recognized from servicing the portfolios for the Bosco entities of $2.5 million and $2.0 million for the twelve months ended December 31, 2010 and 2009, respectively. Included in the Company’s consolidated revenues were servicing fees recognized from servicing the portfolios for the Bosco entities of $1.4 million and $230,000 for the three months ended December 31, 2010 and 2009, respectively. See Note 19 to the Consolidated Financial Statements.
Due Diligence Services
During 2008, capitalizing on our acquisition experience with residential mortgage loans, FCMC began providing services for third parties not related to us or the Bank, on a fee-paying basis. During 2010, we were engaged in due diligence assignments principally for two third parties.
Financing
Prior to 2008, we historically financed both our acquisitions of mortgage loan portfolios and our loan originations through various long and short-term borrowing arrangements with Sky Bank, the predecessor to the Bank. On December 28, 2007, we entered into forbearance agreements with the Bank with respect to these credit facilities.
Effective March 31, 2009 and through December 31, 2010, Franklin entered into a series of restructuring agreements and amendments to restructuring agreements with the Bank, pursuant to which the Company’s debt, loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, except for approximately $39 million of the Company’s debt as of December 31, 2010, with the Bank (the Unrestructured Debt) that is subject to a forbearance agreement effective until September 30, 2011.
Under Amendment No. 2 to the Licensing Credit Agreement with the Bank, entered into on the July Loan Sale Closing Date, FCMC has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility with the Bank, and cash collateral securing the revolving loan and letter of credit facilities of $7.5 million. The Licensing Credit Agreement expires September 30, 2011.
At December 31, 2010, FCMC had no debt outstanding under the revolving line and approximately $6.2 million of letters of credit under the Licensing Credit Agreement with the Bank.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Borrowings” and Note 12 to the Consolidated Financial Statements.

Servicing Portfolio
The Company’s servicing business is conducted through FCMC, a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized collections and loan recovery servicing for third parties.
As of December 31, 2010, FCMC had four significant servicing and recovery collection services contracts with third parties to service 1-4 family mortgage loans and owned real estate: three with related parties (Bosco I, Bosco II and Bosco III); and, one with an unrelated third party. We also had one servicing contract remaining with Huntington and the Trust, for the owned real estate not sold in the Loan Sales in July and September 2010 and the December Loan Sale in December 2010, and another servicing contract between FCMC and certain Company entities for the loans collateralizing the Unrestructured Debt. At December 31, 2010, we also serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few other third parties, whereby we receive fees based solely on a percentage of amounts collected.
The unpaid principal balance of loans serviced for the Bosco related party entities represented approximately 60% of the unpaid principal balance (82% of the number of loans) of the total loans serviced at December 31, 2010, while the loans serviced for Huntington represented approximately 1% of the unpaid principal balance (less than half of 1% of the number of loans) of total loans serviced at December 31, 2010.
Bosco II is the Company’s largest servicing client and the Purchaser for the remaining 75% of the loans acquired in the July Loan Sale is now the Company’s second largest servicing client.
On December 22, 2010, the Bank notified FCMC that the remaining servicing under the New Trust Servicing Agreement with FCMC and the servicing of all assets by FCMC for the Trust (which as of December 31, 2010 consisted of only REO assets) would be terminated by the Bank effective March 24, 2011. On March 24, 2011, the Bank notified FCMC that its servicing of the remaining real estate owned assets was extended through April 30, 2011.
At December 31, 2010, the portfolio of residential mortgage loans serviced for other entities consisted of 32,400 loans representing $1.60 billion of unpaid principal balance (“UPB”). The following table sets forth information regarding the types of properties securing the serviced for others portfolio at December 31, 2010.

	December 31, 2010
	Number	Unpaid	Percentage of Total
Property Types	of Loans	Principal Balance	Principal Balance
Residential 1-4 family	17,827	$1,047,657,971	65.17%
Condos, co-ops, PUD dwellings	2.889	168,737,824	10.50%
Manufactured and mobile homes	438	11,248,155	0.70%
Secured, property type unknown(1)	1,220	17,510,222	1.09%
Commercial	40	2,767,412	0.17%
Unsecured loans(2)	10,019	359,733,710	22.37%

Total	32,433	$1,607,655,294	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.

(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

The following table provides a breakdown of the delinquency status of our portfolio of residential mortgage loans serviced for other entities at December 31, 2010, by unpaid principal balance.

		December 31, 2010
		Contractual Delinquency
	Days Past Due	Amount	%
Performing — Current	0 – 30 days	$190,038,151	11.82%
Delinquent	31 – 60 days	16,743,849	1.04%
	61 – 90 days	2,401,038	0.15%
	90+ days	785,233,734	48.84%

Modified Loans	0 – 30 days	149,608,958	9.31%
Delinquent	31 – 60 days	23,306,774	1.45%
	61 – 90 days	3,469,705	0.22%
	90+ days	49,663,139	3.09%

Bankruptcy	0 – 30 days	23,332,646	1.45%
Delinquent	31 – 60 days	5,145,147	0.32%
	61 – 90 days	927,773	0.06%
	90+ days	181,153,352	11.27%

Foreclosure	0 – 30 days	3,198,142	0.20%
Delinquent	31 – 60 days	—	—
	61 – 90 days	76,978	0.00%
	90+ days	173,355,908	10.78%

	Total	$1,607,655,294	100.00%

All current loans	0 – 30 days	$366,177,897	22.78%

Included in the above table were second-lien mortgage loans in the amount of $1.10 billion, of which $190.0 million were current on a contractual basis. The legal status composition of the second-lien mortgage loans at December 31, 2010 was: $866.7 million (including $720.9 million at least 90 days contractually delinquent), or 78%, were performing; $87.1 million, or 8%, were modified due to delinquency or the borrower’s financial difficulty; $150.7 million, or 14%, were in bankruptcy; and less than $1.4 million, or less than 0.13%, were in foreclosure.
The following table sets forth information regarding the lien position of the properties securing the portfolio of residential mortgage loans (exclusive of real estate assets) serviced for other entities at December 31, 2010:

	December 31, 2010
	Number	Unpaid	Percentage of Total
Lien Position	of Loans	Principal Balance	Principal Balance
1st Liens	5,267	$501,708,182	31.21%
2nd Liens	27,166	1,105,947,112	68.79%

Total	32,433	$1,607,655,294	100.00%

The following table sets forth information regarding the geographic location of properties securing the residential mortgage loans serviced for other entities at December 31, 2010:

	December 31, 2010
	Number	Unpaid	Percentage of Total
Location	of Loans	Principal Balance	Principal Balance
California	5,278	$436,286,590	27.14%
Florida	2,621	128,525,259	7.99%
New Jersey	833	108,792,758	6.77%
New York	1,216	101,532,645	6.32%
Texas	3,263	86,478,663	5.38%
Pennsylvania	1,032	53,392,301	3.32%
Ohio	1,657	49,895,626	3.10%
Illinois	1,235	48,919,997	3.04%
Georgia	1,216	46,808,833	2.91%
Michigan	1,617	44,567,163	2.77%
All Others	12,465	502,455,459	31.25%

Total	32,433	$1,607,655,294	100.00%

Real Estate Assets Serviced for Other Entities
The following table sets forth the UPB of real estate properties serviced for other entities at December 31, 2010 and December 31, 2009, and sales of real estate properties during the twelve months ended December 31, 2010 and December 31, 2009:

	2010		2009
	Number of Assets	Amount	Number of Assets	Amount
Real estate properties	214	$37,703,695	198	$38,011,340
Real estate properties sold	309	53,196,739	738	$138,666,762
The real estate asset activity for 2009 includes the activity in the quarter ended March 31, 2009 prior to the Restructuring when the Company owned the real estate properties.
Government Regulation
The mortgage lending, servicing and collection industry is highly regulated. Our business is regulated by federal, state and local government authorities and is subject to federal, state and local laws, rules and regulations, as well as judicial and administrative decisions that impose requirements and restrictions on our business. At the federal level, these laws, rules and regulations include:
•	Dodd-Frank Wall Street Reform and Consumer Protection Act;
•	the Equal Credit Opportunity Act and Regulation B;
•	the Truth in Lending Act and Regulation Z;

•	the Home Ownership and Equity Protection Act;
•	the Real Estate Settlement Procedures Act, and Regulation X;
•	the Fair Credit Reporting Act;

•	the Fair Debt Collection Practices Act;
•	the Home Mortgage Disclosure Act, and Regulation C;
•	the Fair Housing Act;
•	the Telemarketing and Consumer Fraud and Abuse Prevention Act;
•	the Telephone Consumer Protection Act;
•	the Gramm-Leach-Bliley Act;
•	the Servicemembers Civil Relief Act;
•	the Fair and Accurate Credit Transactions Act;
•	the CAN-SPAM Act;
•	the Secure and Fair Enforcement for Mortgage Licensing Act of 2008; and,
•	the Helping Families Save Their Homes Act of 2009.
States have also in some instances enacted their own variants of the foregoing laws, rules and regulations, especially with respect to those laws, rules and regulations that address anti-predatory lending and abusive servicing or privacy issues.
These laws, rules and regulations, among other things:
•	impose licensing obligations and financial requirements on us;
•	limit the interest rates, finance charges, and other fees that we may charge;
•	prohibit discrimination both in the extension of credit and in the terms and conditions on which credit is extended;
•	prohibit the payment of kickbacks for the referral of business incident to a real estate settlement service;
•	impose underwriting requirements;
•	mandate various disclosures and notices to consumers, as well as disclosures to governmental entities;

•	mandate the collection and reporting of statistical data regarding our customers and the loans we service;
•	require us to safeguard non-public information about our customers;
•	impose servicing standards and regulate our collection, loss mitigation, foreclosure and loan modification practices;

•	require us to combat money-laundering and avoid doing business with suspected terrorists;
•	restrict the marketing practices utilized to find customers, including restrictions on outbound telemarketing; and,
•	impose, in some cases, assignee liability on us as purchaser or seller of mortgage loans as well as the entities that purchase or purchased our mortgage loans.
Our failure to comply with these laws can lead to:
•	civil and criminal liability, including potential monetary penalties;
•	loss of servicing licenses or approved status required for continued business operations;
•	demands for indemnification or loan repurchases from purchasers of our loans;
•	legal defenses causing delay and expense;
•	adverse effects on our ability, as servicer, to enforce loans;
•	the imposition of supervisory agreements and cease-and-desist orders;
•	the borrower having the right to rescind or cancel the loan transaction;
•	adverse publicity;
•	individual and class action lawsuits;
•	administrative enforcement actions;
•	damage to our reputation in the industry; or,
•	inability to obtain credit to fund our operations.
In response to an unusually large number of foreclosures in recent years, a growing number of states have enacted laws that subject the holder to certain notice and/or waiting periods prior to commencing a foreclosure. In Massachusetts, the Attorney General’s office may review and possibly terminate the foreclosure of any 1-4 family residential mortgage that is secured by the borrower’s principal dwelling. In some instances, these laws require the servicer of the mortgage to consider modification of the mortgage or an alternative option prior to proceeding with foreclosure. The effect of these laws has been to delay foreclosure in particular jurisdictions.
The mortgages or assignments of mortgage for some of the mortgage loans have been recorded in the name of Mortgage Electronic Registration Systems, Inc., or MERS, solely as nominee for the originator and its successors and assigns, including the issuing entity. Subsequent assignments of those mortgages are registered electronically through the MERS system. The recording of mortgages in the name of MERS has been challenged in a number of states. Although many decisions have accepted MERS as mortgagee, some courts have held that MERS is not a proper party to conduct a foreclosure and have required that the mortgage be reassigned to the entity that is the economic owner of the mortgage loan before a foreclosure can be conducted. In states where such a rule is in effect, there may be delays and additional costs in commencing, prosecuting and completing foreclosure proceedings and conducting foreclosure sales of mortgaged properties. In addition, borrowers are raising new challenges to the recording of mortgages in the name of MERS, including challenges questioning the ownership and enforceability of mortgage loans registered in MERS. An adverse decision in any jurisdiction may delay the foreclosure process.

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
Licenses to Service Loans
By letter dated April 12, 2010, the Banking Department had notified FCMC that in connection with its review of FCMC’s financial statements and mortgage servicing volume, its application for registration as a mortgage servicer in that state, which FCMC had filed during the transitional period allowed by the state for registration of mortgage servicers doing business in New York State on June 30, 2009, could not be accepted for processing until FCMC addressed its Adjusted Net Worth (defined below), which the Banking Department had determined to be below the minimum Adjusted Net Worth requirement for mortgage servicers established under applicable regulations adopted through emergency rule making.
On September 9, 2010, the New York State Banking Department (the “Banking Department”) found the capital plan submitted by FCMC on May 12, 2010 (to address how FCMC would achieve compliance with regulatory net worth requirements that were adopted in New York State in 2009 for mortgage servicers) to be satisfactory and accepted for processing the application of FCMC to continue to service residential mortgage loans in that state and granted a twelve-month waiver of otherwise applicable net worth requirements. FCMC’s capital plan includes in relevant part a commitment, until FCMC is in full compliance with the net worth requirements for mortgage servicers in New York State, to (i) meet regulatory net worth requirements as soon as practicable but in no event later than December 31, 2012 through the retention of net earnings and dividend restrictions, (ii) maintain an interim adjusted net worth (as adjusted and calculated by the Banking Department (see below), the “Adjusted Net Worth”) until FCMC complies with regulatory net worth requirements of not less than approximately $7.9 million (“Minimum Level”), and not less than 5% of the principal balance of New York mortgage loans serviced by FCMC and 0.25% of the aggregate mortgage loans serviced in the United States (with each such percentage a “Minimum Percentage”), (iii) not, without the prior written consent of the Banking Department, service additional mortgage loans secured by 1-4 family residential homes located in New York State, (iv) not declare or pay any dividends upon the shares of its capital stock, and (v) submit quarterly reports on the total number of and principal balance of loans serviced and its Adjusted Net Worth. Under the terms of the capital plan, in the event that FCMC’s Adjusted Net Worth falls below the Minimum Level or is less in percentage terms than either of the Minimum Percentages, FCMC shall promptly notify the Banking Department and (i) within 90 days cure the deficiency or (ii) within 90 days submit a written plan acceptable to the superintendent of the Banking Department describing the primary means and timing by which the Minimum Level or Minimum Percentages, as applicable, will be achieved.

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
At December 31, 2010, FCMC’s Adjusted Net Worth was approximately $7.5 million, or approximately 0.59% of the aggregate principal balance of loans serviced nationwide and 8.25% for loans serviced in New York. FCMC’s requirement under the capital plan with the Banking Department is to maintain not less than $7.9 million in Adjusted Net Worth and not less than 0.25% of the aggregate principal balance of loans serviced nationwide and 5% for loans serviced in New York. Following the receipt of payments in January 2011 from FCMC’s related companies for servicing receivables outstanding at December 31, 2010, FCMC was back in compliance with the Minimum Level under its capital plan.
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
Local, state and federal legislatures, state and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the Department of Justice, the Department of Housing and Urban Development and state and local governmental authorities have continued to focus on lending and servicing practices by some companies, primarily in the non-prime lending industry, sometimes referred to as “predatory lending” and “abusive servicing” practices. Sanctions have been imposed by various agencies for practices such as charging excessive fees, imposing higher interest rates than the credit risk of some borrowers warrant, failing to disclose adequately the material terms of loans to borrowers and abrasive servicing and collections practices.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law. The Reform Act, which is designed to improve accountability and transparency in the financial system and to protect consumers from abusive financial services practices, creates various new requirements affecting mortgage servicers, such as FCMC, including mandatory escrow accounts for certain mortgage loans; notice requirements for consumers who waive escrow services; certain prohibitions related to mortgage servicing with respect to force-placed hazard insurance, qualified written requests, requests to correct certain servicing errors, and requests concerning the identity and contact information for an owner or assignee of a loan; requirements for prompt crediting of payments, processing of payoff statements, and monthly statements with certain disclosures for adjustable rate mortgage loans; and late fee restrictions on high cost loans. In addition, a new executive agency and consumer financial regulator, the Bureau of Consumer Financial Protection (“CFPB”), was established in the Federal Reserve System under the Reform Act. On July 21, 2011, the regulation of the offering and provision of consumer financial products or services, including mortgage servicing, under federal consumer financial laws, will be generally transferred and consolidated into the CFPB (with a few exceptions that will among other provisions affecting FCMC result in the Federal Trade Commission exercising concurrent enforcement authority with CFPB and retaining certain rulemaking authority under certain acts and the Department of Housing and Development administering and enforcing the Fair Housing Act).
The Reform Act sets forth certain objectives for and the functions of the CFPB. The objectives of the CFPB, as identified under the Reform Act, are to ensure that: (1) consumers are provided with timely and understandable information to make responsible decisions about financial transactions; (2) consumers are protected from unfair, deceptive, or abusive acts and practices and from discrimination; (3) outdated, unnecessary, or unduly burdensome regulations are regularly identified and addressed in order to reduce unwarranted regulatory burdens; (4) federal consumer financial law is enforced consistently, without regard to the status of a person as a depository institution, in order to promote fair competition; and (5) markets for consumer financial products and services operate transparently and efficiently to facilitate access and innovation. The primary functions of the CFPB under the Reform Act are: (1) conducting financial education programs; (2) collecting, investigating, and responding to consumer complaints; (3) collecting, researching, monitoring, and publishing information relevant to the functioning of markets for consumer financial products and services to identify risks to consumers and the proper functioning of such markets; (4) subject to certain sections of the Reform Act, supervising covered persons for compliance with federal consumer financial law, and taking appropriate enforcement action to address violations of federal consumer financial law; (5) issuing rules, orders, and guidance implementing federal consumer financial law; and (6) performing such support activities as may be necessary or useful to facilitate the other functions of the CFPB.
Several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to protect consumers from predatory lending and abusive servicing practices, and in some instances establish or propose a servicing standard and duty of care for mortgage servicers. On January 4, 2011, the CFPB implementation team entered into an information sharing memorandum of understanding with the Conference of State Bank Supervisors (an organization that historically has cooperated with the American Association of Residential Mortgage Regulators, which is another association comprised of the state regulators of FCMC) to promote state and federal cooperation and consistent examination procedures among regulators of providers of consumer financial products and services, including mortgage servicers.
The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the “SAFE Act”) was enacted as part of the federal Housing and Economic Recovery Act of 2008. The SAFE Act is a model act that required states to implement licensing requirements for all individual mortgage loan originators (i.e., mortgage brokers, loan officers, etc.) and set minimum requirements for such individual employees, including testing and initial and continuing education requirements. The SAFE Act directed each state to enact legislation requiring licensing; otherwise, the SAFE Act directed the Department of Housing & Urban Development (“HUD,” with HUD responsibilities and functions under the SAFE Act to be transferred to the CFPB under the Reform Act) to provide a default licensing system.

The Office of the Comptroller of the Currency, the regulator of national banks, issued a final regulation in 2004 that prescribed an explicit anti-predatory lending standard without regard to a trigger test based on the cost of the loan. This regulation prohibits a national bank from, among other restrictions, making or purchasing a loan based predominately on the foreclosure value of the borrower’s home, rather than the borrower’s repayment ability, including current and expected income, current obligations, employment status and relevant financial resources.
On May 16, 2005, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, and the National Credit Union Administration (the “Agencies”) jointly issued “Credit Risk Management Guidance for Home Equity Lending.” The guidance promotes sound credit risk management practices for institutions engaged in home equity lending (both home equity lines of credit and closed-end home equity loans). Among other risk factors, the guidance cautions lenders to consider all relevant risk factors when establishing product offerings and underwriting guidelines, including a borrower’s income and debt levels, credit score (if obtained), and credit history, as well as the loan size, collateral value, lien position, and property type and location. It stresses that prudently underwritten home equity loans should include an evaluation of a borrower’s capacity to adequately service the debt, and that reliance on a credit score is insufficient because it relies on historical financial performance rather than present capacity to pay. While not specifically applicable to loans that had been originated by our subsidiary Tribeca Lending Corp. (“Tribeca”), the guidance is instructive of the regulatory climate covering low and no documentation loans, such as certain of Tribeca’s loans originated in the past.
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
The final statement identified underwriting standards, consumer protection principles and control systems applicable to subprime mortgage loans that focus on the importance of evaluating the borrower’s ability to repay the debt by its final maturity at the fully indexed rate and providing information that enable consumers to understand material terms, costs, and risks. The Agencies caution their regulated institutions against making mortgage loans based predominately on the foreclosure or liquidation value of a borrower’s collateral rather than on the borrower’s ability to repay the mortgage according to its terms, inducing a borrower to repeatedly refinance a loan in order to charge high points and fees each time a loan is refinanced and engaging in fraud or deception to conceal the true nature of the mortgage loan obligation. The Agencies also advised their regulated institutions that when underwriting higher risk loans, stated income and reduced documentation should be accepted only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity. A higher interest rate is not considered a mitigating factor. While the final statement, in part, discusses subprime products that were not offered by Tribeca such as loans with “teaser” rates, the final statement appears to apply strict standards for all types of subprime loans and is instructive of the regulatory climate concerning subprime mortgage loans, such as Tribeca’s Liberty Loan, where the lending decision was or may have been based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan. In addition, as with the 2006 Interagency Guidance on Nontraditional Mortgage Product Risks for mortgages where the borrower is able to defer repayment of principal for a period of time (interest only-loans and Pay Option ARMs), state regulators have adopted similar standards applicable to the institutions they regulate, which included Tribeca. On July 17, 2007, the American Association of Residential Mortgage Regulators (AARMR), which is comprised of state officials with responsibility for regulating state licensed mortgage lenders and brokers, in conjunction with the Conference of State Bank Supervisors (CSBS) and the National Association of Consumer Credit Regulators (NACCA), issued a statement on subprime lending that is substantially similar to the Agencies’ final statement and which, as of July 7, 2008, was adopted in 40 states in addition to the District of Columbia. Moreover, under the Reform Act and implementing regulations to be prescribed, a creditor may not make a residential mortgage loan unless the creditor makes a reasonable and good faith determination based on verified and documented information that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan, according to its terms, and all applicable taxes, insurance (including mortgage guarantee insurance), and assessments.

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
Laws, rules and regulations have been adopted at the state and local levels that are similar to HOEPA in that they impose certain restrictions on loans on which certain points and fees or the APR exceeds specified thresholds, which generally are lower than under federal law. These restrictions include prohibitions on steering borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, flipping or repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans. If the numerical thresholds were miscalculated, certain variations of Tribeca’s Liberty Loan product, where the lending decision was or may have been based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan, would violate HOEPA and many of these state and local anti-predatory lending laws. In the past, we have sold a portion of Tribeca’s Liberty Loan production to third parties on a whole-loan, servicing-released basis. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. The remedies for violations of these laws are not based on actual harm to the consumer and can result in damages that exceed the loan balance. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on assignees, which may include our prior warehouse lenders and whole-loan buyers, regardless of whether the assignee knew of or participated in the violation.

RESPA prohibits the payment of fees for the mere referral of real estate settlement service business. This law does permit the payment of reasonable value for services actually performed and facilities actually provided unrelated to the referral. In the past, several lawsuits have been filed against mortgage lenders alleging that such lenders have made certain payments to independent mortgage brokers in violation of RESPA. These lawsuits generally have been filed on behalf of a purported nationwide class of borrowers alleging that payments made by a lender to a broker in addition to payments made by the borrower to a broker are prohibited by RESPA and are therefore illegal. On September 18, 2002, the Eleventh Circuit Court of Appeals issued a decision in Heimmermann v. First Union Mortgage Corp., which reversed the court’s earlier decision in Culpepper v. Irwin Mortgage Corp. in which the court found the yield-spread premium payments received by a mortgage broker to be unlawful per se under RESPA. The Department of Housing and Urban Development responded to the Culpepper decision by issuing a policy statement (2001-1) taking the position that lender payments to mortgage brokers, including yield spread premiums, are not per se illegal. The Heimmermann decision eliminated a conflict that had arisen between the Eleventh Circuit and the Eighth and Ninth Circuit Courts of Appeals, with the result that all federal circuit courts that have considered the issue have aligned with the Department of Housing and Urban Development policy statement and found that yield spread premiums are not prohibited per se. If other circuit courts that have not yet reviewed this issue disagree with the Heimmermann decision, there could be a substantial increase in litigation regarding lender payments to brokers and in the potential costs of defending these types of claims and in paying any judgments that might result.
A new RESPA rule effective on January 1, 2010 includes the yield spread premium in the calculation of the mortgage broker’s total compensation and require more detailed closing costs disclosures to be provided to consumers at the time of loan origination. The new RESPA rule might usher in a new wave of litigation when mortgage lenders and brokers are subject to new compliance parameters.
Further, in a rule taking effect on April 1, 2011 under Regulation Z and future rule-making under the Reform Act, sweeping changes with respect to permissible and prohibited loan originator compensation are underway that will prohibit loan originator compensation based on loan terms or conditions (other than the amount of the principal), dual compensation of loan originators and various loan steering activities are underway.
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
Home Affordable Modification Program
On September 11, 2009, FCMC voluntarily entered into an agreement to actively participate as a mortgage servicer in the Federal government’s Home Affordable Modification Program (HAMP) for first lien mortgage loans that are not owned or guaranteed by Fannie Mae or Freddie Mac. HAMP is a program for consenting servicing clients, with borrower, mortgage servicer, and mortgage loan owner incentives, designed to enable eligible borrowers to avoid foreclosure through a more affordable and sustainable loan modification made in accordance with HAMP guidelines, procedures, directives, and requirements. Effective April 5, 2010, HAMP was expanded to include eligibility criteria and financial incentives for foreclosure alternatives such as deeds-in-lieu and short sales. Pursuant to the Reform Act, supplemental directives and guidelines were revised to require each participating mortgage servicer to provide each borrower whose request for a mortgage modification is denied with all borrower-related and mortgage-related input data used in any net present value analyses performed in connection with the subject mortgage. If a borrower is not eligible for HAMP, FCMC considers other available loss mitigation options, as appropriate, for owners of the loans serviced.
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

The Department of Housing and Urban Development, issued proposed rules under the SAFE Act on December 15, 2009, subject to a public comment period which ended on March 5, 2010. In those rules, the Department of Housing and Urban Development takes the informal position that individuals who perform loan modifications for servicers meet the definition of “mortgage loan originator” for purposes of the state versions of the SAFE Act. At this time, several states also have adopted this informal position, pending the publication of final rules from the Department of Housing and Urban Development or CFPB. Other states have moved to specifically exempt those individuals working for servicers from the definition of “mortgage loan originator.” As a result, individuals who engage in loan modification activities for servicers may potentially fall within this definition and be required to hold individual licenses within a particular state. Furthermore, state SAFE Acts impose civil and criminal penalties on both individuals and companies for failure to comply with their requirements. This individual licensing issue is currently in-flux, and subject to change pending a final determination from HUD (it has been reported that HUD sent its final rule to the Office of Management and Budget for approval in or about February 2011) or CFPB, and a more thorough review of the licensing policy from state regulators over the coming months.
Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act
The Federal Communications Commission and the Federal Trade Commission adopted “do-not-call” registry requirements, which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called for marketing purposes. These requirements also mandate that we do not call consumers who have chosen to be on the list. Those prohibitions do not apply to calls made to a servicer’s existing customers. Several states also have adopted similar laws, with which we also seek to comply. The Telephone Consumer Protection Act, which in part regulates the use or auto-dialers, prohibits making any call, absent an emergency purpose or prior express consent of the called party, using any automatic telephone dialing system or an artificial or prerecorded voice to call any telephone number assigned to a cellular telephone service. The Federal Communications Commission, which has adopted rules implementing the Telephone Consumer Protection Act, clarified in 2008 that autodialed and prerecorded message calls to wireless numbers that are provided by the called party to a creditor in connection with an existing debt are permissible as calls made with the prior express consent of the called party. On January 20, 2010, the Federal Communications Commission proposed a rule that would require debt collectors and others not engaged in sales or telemarketing to obtain a written agreement from a consumer with detailed conditions to be satisfied, including that the written agreement not be obtained as a condition of purchasing any goods, before a person or entity shall be deemed to have obtained the prior express written consent of the called party. If adopted, this rule will impose additional burdens on us with respect to the use of an auto-dialer to contact borrowers.
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
Environmental Matters
In the ordinary course of our business, prior to November 2007, we had from time to time acquired properties securing loans that were in default. In addition, loans that we purchased in the past that were initially not in default subsequently may become in default on by the borrower. In either case, it is possible that hazardous substances or waste, contamination, pollutants or sources thereof could be discovered on those properties after we acquire them. To date, we have not incurred any environmental liabilities in connection with our OREO, although there can be no guarantee that we will not incur any such liabilities in the future.

Employees
We recruit, hire, and retain individuals with the specific skills that complement our corporate growth and business strategies. As of December 31, 2010, we had 112 full-time employees.
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
The consolidated Franklin Holding since September 30, 2007 has been and continues to be operating with significant operating losses and stockholders’ deficit, and the Company will not be able to pay off the outstanding balance of debt due to the Bank. The consolidated Franklin Holding financial condition raises substantial doubt about its ability to continue as a going concern.
Our Restructuring Agreements and Forbearance Agreements with the Bank require us to observe certain covenants, and our failure to satisfy such covenants could render us insolvent.
Our Restructuring Agreements and Forbearance Agreements with the Bank require us to comply with affirmative and negative covenants customary for restricted indebtedness. Any defaults with respect to these agreements could result in acceleration of the amounts owed to the Bank (with FCMC not obligated on the amounts owed under the Legacy Credit Agreement and Franklin Holding only obligated if there has been an exception to non-recourse) and a foreclosure on the assets of the Company pledged to the Bank (which no longer include equity interests in or other assets of FCMC, except for $7.5 million in cash held by FCMC). Such acceleration or foreclosure would render us insolvent. As of December 31, 2010, the Company was not in default of its Restructuring Agreements and Forbearance Agreements with the Bank.
If our lenders fail to renew our available credit under the Licensing Credit Agreement for additional terms, our revolving line of credit and letter of credit facilities will expire on September 30, 2011.
The revolving line of credit and letter of credit facilities under the Licensing Credit Agreement, as amended, expires (if not earlier terminated under the provisions of the Licensing Credit Agreement) on September 30, 2011. The Licensing Credit Agreement, which is the sole source of credit for Franklin Holding and FCMC, does not include a commitment to renew the $1 million revolving loan commitment, or the letter of credit commitment of up to $6.5 million, which supports various servicer and debt collector licenses of FCMC, and there is no assurance that Huntington will renew the credit line or letters of credit at that time.
If our lenders fail to renew our loans under the Legacy Credit Agreement for additional terms or provide us with refinancing opportunities, our legacy indebtedness will become due and payable in 2012.
The principal sum of Legacy Debt owed to Huntington under the Legacy Credit Agreement, which totals approximately $1.30 billion as of December 31, 2010, is due on March 31, 2012 (if not earlier under the provisions of the Legacy Credit Agreement). The Legacy Credit Agreement does not include a commitment to refinance this outstanding balance. Although the Bank’s recourse in respect of the Legacy Credit Agreement is limited with respect to Franklin Holding, without an extension, renewal, modification, or amendment by the Bank of the Legacy Credit Agreement, if the subsidiaries of Franklin Holding (other than FCMC), which are obligated under the Legacy Credit Agreement, are unable to repay to the Bank the remaining principal and interest due by March 31, 2012, which is expected, the Bank would have all available rights and remedies, including a foreclosure on the assets pledged to the Bank (which no longer includes equity interests in FCMC), which could have a material impact on our business and operations and render us insolvent.

If our lenders fail to extend the Forbearance Agreement covering the Unrestructured Debt, the Unrestructured Debt will become due and payable September 2011.
The March 2009 Restructuring did not include a portion of the Company’s debt (the Unrestructured Debt), which as of December 31, 2010 totaled approximately $39 million. The Unrestructured Debt remains subject to the original terms of the Forbearance Agreement entered into with the Bank in December 2007 and subsequent amendments thereto and the Company’s 2004 master credit agreement. On April 20, August 10, and November 13, 2009, March 26, June 28, and November 19, 2010, and January 7, 2011, the Bank extended the term of forbearance period, which is now until September 30, 2011. A refusal by the Bank to continue to or further extend the Forbearance Agreement would cause the Unrestructured Debt to become immediately due and payable, which could result in our insolvency if we are unable to repay the debt.
The clients for whom we service loans may transfer our rights as servicer and we may be unable to add business or take appropriate cost saving measures to replace reduced revenues.
Under the terms of FCMC’s servicing agreements with third parties, our clients have, in general, reserved the right to terminate our servicing of their loans without cause upon minimal notice and the payment of minimal or no termination penalties. In addition, with respect to one of FCMC’s significant servicing clients, Bosco I, the maturity date of Bosco I’s loan agreement with its lenders is May 28, 2011, unless the loan agreement is earlier terminated in accordance with its terms or by operation of law. In the event that Bosco I’s lending agreement is not extended or renewed, it is uncertain whether the lenders would permit FCMC to remain the servicer of Bosco I’s mortgage loans. Should FCMC be unable to attract new business or should clients exercise their rights to terminate a significant portion of the loans currently serviced by FCMC, FCMC may be unable to add business or take appropriate cost saving measures to replace the reduced revenues or avoid insolvency. If any of our four largest servicing clients terminate us as servicer that would represent a loss of a significant portion of our servicing revenue and our operations and financial condition would be adversely affected, which could result in our insolvency, including the insolvency of FCMC.
Our ability to fund operating expenses depends on the cash flow received from servicing loans for third parties.
We are required to submit all payments we receive from our preferred stock investment, the remaining trust certificates that we own (representing a relatively small amount of real estate inventory) and the notes receivable and mortgage loans and real estate held for sale to a lockbox, which is controlled by the Bank. Substantially all amounts submitted to the lockbox are used to pay down amounts outstanding under our Legacy Credit Agreement with the Bank and are not available to fund operating expenses. Moreover, the line of credit available for FCMC under the Licensing Credit Agreement is limited to $1 million, which expires September 30, 2011. If the cash flow received by FCMC from servicing loans and performing due diligence services for third parties is insufficient to sustain the cost of operating FCMC’s business, and we have fully utilized our licensing credit facility, there is no guarantee that we can continue in business.

A prolonged economic slowdown or a lengthy or severe recession could harm our servicing operations, particularly if it results in a decline in the real estate market.
The risks associated with our servicing business are more acute during periods of economic slowdown or recession because these periods may be accompanied by decreased real estate values. Any material decline in real estate values would increase the loan-to-value ratios on loans that we service for third parties and, therefore, weaken any collateral coverage, increase the likelihood of a borrower with little or no equity in his or her home defaulting and increase the possibility of a loss or reduced servicing and collection revenues if a borrower defaults.
Our business is sensitive to, and can be materially affected by, changes in interest rates.
Our business may be adversely affected by changes in interest rates, particularly changes that are unexpected in timing or size. For instance, the majority of our borrowings bear interest at variable rates, while our investment in REIT securities bears a fixed rate and is subject to dividends being declared by the Bank’s REIT. In addition, the Company’s interest-bearing liabilities greatly exceed the remaining interest-earning assets. As a result, an increase in interest rates is likely to result in an increase in our interest expense without an offsetting increase in income, which would adversely affect our results and likely would increase the balance of indebtedness to the Bank. Moreover, due to the termination by the Bank of the Company’s remaining interest rate swaps in January 2011, all of the our interest rate sensitive borrowings are unhedged and an increase in interest rates will result in an increase in our interest expense without an offsetting increase in income.
We are also subject to risks from decreasing interest rates. A significant decrease in interest rates could increase the rate at which the loans that we service for third parties are prepaid and reduce FCMC’s servicing and collection income in subsequent periods.
We may not be successful in expanding or implementing our planned business of providing servicing and other mortgage related services for other entities on a fee-paying basis.
The servicing and mortgage-related services industries are highly competitive. Prior to 2010, FCMC did not historically provide such services to unrelated third parties. Additionally, the absence of a rating by a statistical rating agency as a primary or special servicer of residential mortgage loans may make it difficult to compete or effectively market FCMC’s services to entities that rely on such ratings as a factor in the selection of a servicer for their loans. If we do not succeed in expanding our business of providing such services to third parties, or prove unable to provide such services on a profitable basis, such a failure could adversely affect our operations and financial condition.
If we do not obtain and maintain the appropriate state licenses, we will not be allowed to service mortgage loans in affected states, which would adversely affect our operations.
The requirements imposed by state mortgage finance licensing laws vary considerably. In addition to the requirement for a license to engage in mortgage origination activities, many mortgage licensing laws impose a licensing obligation to service residential mortgage loans. Further, certain state collection agency licensing laws require entities collecting on current, delinquent or defaulted loans for others or to acquire such loans to be licensed as well. Under the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the SAFE Act), which establishes minimum standards for the licensing and registration of individuals meeting the definition of a mortgage loan originator, the U.S. Department of Housing and Urban Development (HUD), which has been delegated the authority to ensure that every state meets the requirements of the SAFE Act (until the transfer of such function to the newly created Consumer Financial Protection Bureau (CFPB) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act), has issued a proposed rule that the SAFE Act’s definition of a mortgage loan originator include individuals who for a loan servicer perform a residential mortgage loan modification, which involves offering or negotiating of loan terms that are materially different from the original loan. Although a final rule has not yet been issued (it has been reported that HUD sent its final rule to the Office of Management and Budget for approval in or about February 2011), certain states are requiring such individuals who perform loan modifications, including as part of loss mitigation, be licensed as a mortgage loan originator. As the examinations for licensing under the SAFE Act (which is required for those not employed by a federally regulated institution) generally cover the origination and not servicing of loans, there can be no assurance that our staff or those we hire will be able to pass the required state and national exams and satisfy individual licensing requirements in sufficient numbers to continue loan modifications efforts in those states where SAFE Act licensing is required, which could result in FCMC losing a license in any such state that requires a servicer to consider a modification prior to foreclosure and a loss of servicing business. In the alternative, if hiring individuals who are already licensed under the SAFE Act is necessary, such individuals may not have adequate experience servicing or modifying loans and we could be at a competitive disadvantage from an internal cost perspective to federally regulated institutions, which are not subject to individual licensing requirements.
Once licenses are obtained by a company, state regulators impose additional ongoing obligations on licensees, such as maintaining certain minimum net worth or line of credit requirements. In limited instances, the net worth calculation may not include recourse on any contingent liabilities. If the Company’s servicing subsidiary, FCMC, does not, among other things, meet these minimum net worth or line of credit requirements, state regulators may revoke or suspend FCMC’s licenses and prevent FCMC from continuing to service loans in such states, which would adversely affect FCMC’s operations and financial condition and ability to attract new servicing customers.
FCMC’s deficit net worth during 2008, prior to the Company’s reorganization in December 2008, resulted in FCMC’s noncompliance with the requirements to maintain certain licenses in a number of states. The regulators in these states could have taken a number of possible corrective actions in response to FCMC’s noncompliance, including license revocation or suspension, requirement for the filing of a corrective action plan, denial of an application for a license renewal or a combination of the same, in which case FCMC’s business would have been adversely affected. In order to address these and other issues, in December 2008, FCMC completed a reorganization of its company structure for the principal purpose of restoring the required minimum net worth under FCMC’s licenses to ensure that FCMC would be able to continue to service mortgage loans. Effective December 19, 2008, Franklin Holding became the parent company of FCMC in the adoption of a holding company form of organizational structure. This reorganization resulted in FCMC, which holds the Company’s servicing platform, having positive net worth as a result of having assigned and transferred to a newly formed sister company ownership of the entities that held beneficial ownership of the Company’s loan portfolios and the related indebtedness and accordingly, being able to comply with applicable net worth requirements to maintain licenses to service and collect loans in various jurisdictions. However, there is no assurance that regulators will not take corrective action against the Company with respect to the actions it took to remedy deficit net worth through the December 2008 reorganization or actions taken in connection with the and March 2009 Restructuring, in which case FCMC’s business would be adversely affected.
On April 12, 2010, the New York State Banking Department (the Banking Department) notified FCMC that in connection with its review of its financial statements and mortgage servicing volume, its application for registration as a mortgage servicer in that state, which FCMC had filed during the transitional period allowed by the state for registration of mortgage servicers doing business in New York State on June 30, 2009, could not be accepted for processing until FCMC addressed its Adjusted Net Worth, which the Banking Department had determined to be below the minimum Adjusted Net Worth requirement for mortgage servicers established under applicable regulations adopted through emergency rule making. Although FCMC ultimately submitted a capital plan to the Banking Department to address how FCMC would achieve compliance with regulatory net worth requirements, which was deemed satisfactory and acceptable by the Banking Department for processing the application of FCMC to be a mortgage servicer in that state and FCMC was granted a twelve month waiver of otherwise applicable net worth requirements, there is no assurance that FCMC’s application to be a registered mortgage servicer in New York State will be approved or that FCMC will be able to comply with its capital plan on an ongoing basis (which it was temporarily unable to do at September 30, 2010, due to outstanding receivables of related parties, until it regained compliance by the end of October 2010, when such receivables were paid) and obtain any necessary extensions of the waiver of or regain compliance with regulatory net worth requirements in New York State.

FCMC’s capital plan includes in relevant part a commitment, until FCMC is in full compliance with the net worth requirements for mortgage servicers in New York State, to (i) meet regulatory net worth requirements as soon as practicable but in no event later than December 31, 2012 through the retention of net earnings and dividend restrictions, (ii) maintain an interim adjusted net worth (as adjusted and calculated by the Banking Department, the Adjusted Net Worth) until FCMC complies with regulatory net worth requirements of not less than approximately $7.9 million (“Minimum Level”), and not less than 5% of the principal balance of New York mortgage loans serviced by FCMC and 0.25% of the aggregate mortgage loans serviced in the United States, (iii) not, without the prior written consent of the Banking Department, service additional mortgage loans secured by 1-4 family residential homes located in New York State, (iv) not declare or pay any dividends upon the shares of its capital stock, and (v) submit quarterly reports on the total number of and principal balance of loans serviced and its Adjusted Net Worth. Under the terms of the capital plan, in the event that FCMC’s Adjusted Net Worth falls below the Minimum Level or is less in percentage terms than either of the Minimum Percentages, FCMC shall promptly notify the Banking Department and (i) within 90 days cure the deficiency or (ii) within 90 days submit a written plan acceptable to the Superintendent of the Banking Department describing the primary means and timing by which the Minimum Level or Minimum Percentages, as applicable, will be achieved.
A significant amount of the mortgage loans that we originated and acquired prior to the March 2009 Restructuring and continue to service on behalf of third parties are secured by property in New York, New Jersey Florida, Texas and California, and our operations could be harmed by economic downturns or other adverse events in these states.
A significant portion of our mortgage loan origination activity was concentrated in the northeastern United States, particularly in New York and New Jersey, and we acquired a significant number of loans secured by properties in Florida, Texas, and California. An overall decline in the economy or the residential real estate market, a continuing decline in home prices, or the occurrence of events such as a natural disaster or an act of terrorism could decrease the value of residential properties in those areas. This could result in an increase in the risk of delinquency, default or foreclosure, which could reduce our servicing and collection revenues, and reduce our profitability.
We may not be adequately protected against the risks inherent in servicing subprime residential mortgage loans.
The vast majority of the loans we originated and acquired prior to the March 2009 Restructuring, which we continue to service, through FCMC, for third parties, were underwritten generally in accordance with standards designed for subprime residential mortgages. Mortgage loans underwritten under these underwriting standards are likely to experience rates of delinquency, foreclosure and loss that are higher, and may be substantially higher, than prime residential mortgage loans. A majority of the loans previously originated by Tribeca were made under a “limited documentation” program, which generally placed the most significant emphasis on the loan-to-value ratio based on the appraised value of the property, and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan. Our past underwriting and loan servicing practices may not afford adequate protection against the higher risks associated with loans made to such borrowers particularly in a poor housing and credit market or an economic recession. If we are unable to mitigate these risks, our ability to service and collect on these loans may be adversely affected resulting in a decrease in our servicing and collection revenues and cash flows, and our results of operations, financial condition and liquidity could be materially harmed.

A number of the second-lien mortgage loans that we service are subordinated to ARM or interest-only mortgages that may be subject to monthly payment increases, which may result in delinquencies and a decrease in servicing and collection revenues.
A number of the second-lien mortgage loans that we acquired prior to the March 2009 Restructuring, which we continue to service through FCMC for third parties, are subordinated to an adjustable rate mortgage (“ARM”) held by a third party that was originated in a period of unusually low interest rates or originated with a below market interest rate, or to an interest-only mortgage. A substantial majority of these ARMs bore a fixed rate for the first two or three years of the loan, followed by annual interest and payment rate resets. As a result, holders of ARM loans faced monthly payment increases following interest rate adjustments. Similarly, interest-only loans typically required principal payments to be made after the first one or two years from the date of the loan. The decreased availability of refinancing alternatives has impacted the run-off that typically occurs as an ARM rests or the interest-only loans begin to require the payment of principal. Interest rate adjustments or principal becoming payable on first lien mortgages may also have a direct impact on a borrower’s ability to repay any underlying second-lien mortgage loan on a property. As a result, delinquencies on these loans may increase and our ability to service and collect on these loans may be adversely affected resulting in a decrease in our servicing and collection revenues and cash flows.
We are subject to losses from the mortgage loans we acquired and originated prior to the Restructuring due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, sellers of loans we acquired, vendors and our employees.
When we acquired and originated mortgage loans, including those mortgage loans transferred to the Trust as part of the March 2009 Restructuring, which we currently service for third parties, we typically relied heavily upon information supplied by third parties, including the information contained in the loan application, property appraisal, title information and, employment and income stated on the loan application. If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or funding of the loan, the value of the loan may end up being significantly lower than expected. Whether a misrepresentation was made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation except when we purchased loans pursuant to contracts that include a right of return and the seller remains sufficiently creditworthy to render such right meaningful.
Legal proceedings and regulatory investigations could be brought or initiated which could adversely affect our financial results.
Various companies throughout the mortgage industry have been named as defendants in individual and class action law suits and have been the subject of regulatory investigations challenging residential loan servicing and origination practices (even as an acquirer of a loan), including, most recently, foreclosure processes and procedures and the verification of information included in and notarization of affidavits filed in foreclosure, eviction and bankruptcy matters (FCMC, in particular, has begun to receive requests from certain state attorneys general and regulators that it review its foreclosure process and file a response with such public official or regulator, which FCMC has completed or in the process of completing and FCMC to date has not discovered any faulty affidavits filed in or unwarranted foreclosure actions). At least some of those participants have paid significant sums to settle lawsuits or regulatory proceedings brought against it in respect of servicing and origination practices. There can be no assurance that similar suits or proceedings will not be brought against us in the future, and that we will not be subject to resulting fines, sanctions, costs, damages, penalties or claims by counterparties or third parties (or, additionally with respect to foreclosures, the overturning of foreclosure sales or delays in the foreclosure process) that could adversely affect our financial results, or substantial damages that could render the Company insolvent.

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
We are exposed to counterparty risk in the event of nonperformance by counterparties to various agreements and transactions. The insolvency, unwillingness or inability of a significant counterparty to perform its obligations under an agreement or transaction, including, without limitation, as a result of the rejection of an agreement or transaction by counterparty in bankruptcy proceedings, could have a material adverse effect on our business, financial position, results of operations or cash flows. There can be no assurances that we will be effective in managing or mitigating our counterparty risk, which could have a material adverse effect on our business, financial position, results of operations or cash flows.
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
As we seek to engage in new businesses, our future growth could require capital resources beyond what we currently possess, which would place certain pressures on our infrastructure. Our future profitability will similarly depend on the proper management of our wind-down of the businesses we no longer operate. We will need to continue to upgrade and expand our financial, operational and managerial systems and controls, particularly our servicing systems and resources. If we do not manage the changes in our servicing business effectively, our expenses could increase, and FCMC’s business, liquidity and financial condition could be significantly harmed.

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
We are exposed to the risk of environmental liabilities with respect to properties to which we took title.
We have historically foreclosed on defaulted mortgage loans in our portfolio, taking title to the properties underlying those mortgages. By taking title, we could be subject to environmental liabilities with respect to such properties and any remaining properties that we have to reacquire from the Trust pursuant to the Transfer and Assignment Agreement of the Restructuring. Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on these properties during our ownership or after a sale to a third party. Environmental defects can reduce the value of and make it more difficult to sell such properties, and we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and cleanup costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. These costs could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operation could be materially and adversely affected. Although we have not to date incurred any environmental liabilities in connection with real estate, there can be no assurance that we will not incur any such liabilities in the future.
A loss of our Chairman and President may adversely affect our operations.
Thomas J. Axon, our Chairman and President, is responsible for making substantially all of the most significant policy and managerial decisions in our business operations. These decisions are paramount to the success and future growth of our servicing business. Mr. Axon is also the managing member of three of our principal servicing clients, Bosco I, Bosco II and Bosco III, and was instrumental in maintaining our relationship with Huntington and our operations under the terms of the Restructuring Agreements and retaining the servicing of loans sold by the Huntington Trust in the third and fourth quarters of 2010. A loss of the services of Mr. Axon could disrupt and adversely affect our operations.

Risks Related to Our Financial Statements
We may become subject to liability and incur increased expenditures as a result of our having reassessed our allowance for loan losses and our transfer of substantially all our mortgage portfolio related assets to the Bank.
Our reassessments of our allowance for loan losses during 2007 and 2008, and the transfer of substantially all of our loans and properties acquired through foreclosure to the Bank in March 2009, could expose us to legal action or government investigation. The defense of any such actions could cause the diversion of management’s attention and resources, and we could be required to pay damages to settle such actions or if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. Moreover, we may be the subject of negative publicity and negative reactions from stockholders, creditors, existing and potential servicing clients or others with which we do business. The occurrence of any of the foregoing could harm our business.
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
Risks Related to the Regulation of Our Industry
New legislation and regulations directed at curbing predatory lending and abusive servicing practices could restrict our ability to service non-prime residential mortgage loans, which could adversely impact our earnings.
The Federal Home Ownership and Equity Protection Act, or HOEPA, identifies a category of residential mortgage loans and subjects such loans to restrictions not applicable to other residential mortgage loans. Loans subject to HOEPA consist of loans on which certain points and fees or the annual percentage rate, which is based on the interest rate and certain finance charges, exceed specified levels. Laws, rules and regulations have been adopted at the state and local levels that are similar to HOEPA in that they impose certain restrictions on loans that exceed certain cost parameters. These state and local laws generally have lower thresholds and broader prohibitions than under the federal law. The restrictions include prohibitions on steering borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, flipping or repeatedly refinancing loans and originating loans without a reasonable expectation that the borrowers will be able to repay the loans without regard to the value of the mortgaged property.
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

It was our policy not to originate loans that would be subject to HOEPA or similar state and local laws and not to purchase high cost loans that would have violated those laws. If we miscalculated the numerical thresholds described above, however, we may have mistakenly originated or purchased such loans and bear the related marketplace and legal risks and consequences. These thresholds below which we tried to originate loans created artificial barriers to production and limited the price at which we offered loans to borrowers and our ability to underwrite, originate, sell and finance mortgage loans. In a number of states, for example, proposed and recently enacted state and local anti-predatory lending laws and regulations broaden the trigger test for loans subject to restrictions. If the numerical thresholds were miscalculated, certain variations of Tribeca’s Liberty Loan product, where the lending decision may have been based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan, would violate HOEPA and many of these state and local anti-predatory lending laws. In the past, we sold a portion of Tribeca’s Liberty Loan production to third parties on a whole-loan, servicing-released basis.
We purchased loans that are covered by one of these laws, rules or regulations only if, in our judgment, a loan was made in accordance with our strict legal compliance standards and without undue risk relative to litigation or to the enforcement of the loan according to its terms.
Several states and municipalities have adopted legislation and ordinances establishing new consumer protections governing loan servicing practices and foreclosure procedures. Some of the provisions will impede or materially delay a holder’s ability to foreclose on certain mortgaged properties. There are proposed laws providing greater protections to consumers, pertaining to such activities as maintenance of escrow funds, timely crediting of payments received, limitation on ancillary income, responding to customer inquiries and requirements to conduct loss mitigation. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Reform Act) was signed into law. The Reform Act, which is designed to improve accountability and transparency in the financial system and to protect consumers from abusive financial services practices, creates various new requirements affecting mortgage servicers, such as FCMC, including mandatory escrow accounts for certain mortgage loans; notice requirements for consumers who waive escrow services; certain prohibitions related to mortgage servicing with respect to force-placed hazard insurance, qualified written requests, requests to correct certain servicing errors, and requests concerning the identity and contact information for an owner or assignee of a loan; requirements for prompt crediting of payments, processing of payoff statements, and monthly statements with certain disclosures for adjustable rate mortgage loans; and late fee restrictions on high cost loans. In addition, a new executive agency and consumer financial regulator, the Bureau of Consumer Financial Protection (CFPB), was established in the Federal Reserve System under the Reform Act. On July 21, 2011, the regulation of the offering and provision of consumer financial products or services, including mortgage servicing, under certain federal consumer financial laws, will be transferred and consolidated into the CFPB.
The Federal Reserve Board approved changes to HOEPA in Regulation Z, which implements the Truth in Lending Act, to protect consumers from unfair or deceptive home mortgage lending and advertising practices. Effective October 1, 2009, the amendments create protections for a new category of loans called “higher-priced mortgage loans.” Under these amendments, companies that service mortgage loans will be required to credit consumers’ loan payments as of the date of receipt. Further, the HOEPA amendments expand the types of loans subject to early disclosures. Previously, transaction-specific early disclosures were only required for purchase money mortgage loans. The early disclosures now are required with all closed-end non-purchase money mortgage loans, such as refinancings, closed-end home equity loans and reverse mortgage loans. Under the Reform Act, HOEPA was revised to lower APR and point and fee triggers and expand coverage to purchase money mortgages.

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
Because we service and collect on loans and have purchased and originated mortgage loans in all 50 states, we must comply with the laws and regulations pertaining to licensing, disclosure and substantive practices, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and government agencies enforcing these laws, as well as the courts, sometimes interpret the same law in different ways. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. Accordingly, it may be more difficult to identify comprehensively and to interpret accurately applicable laws and regulations and to employ properly our policies, procedures and systems and train our personnel effectively with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.
Federal, state and local governmental authorities have focused on the lending and servicing practices of companies in the non-prime mortgage lending industry, sometimes seeking to impose sanctions for practices such as charging excessive fees, imposing interest rates higher than warranted by the credit risk of the borrower, imposing prepayment fees, failing to adequately disclose the material terms of loans and abusive servicing and collection practices.
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
Mortgage brokers that we utilized prior to November 2007 to source our legacy mortgage originations, have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. For example, the FTC entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender. The FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. In the past, the United States Department of Justice sought to hold a non-prime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of independent mortgage brokers utilized by us in the past.
We are subject to reputation risks from negative publicity concerning the subprime mortgage industry.
The subprime mortgage industry in which we operate may be subject to periodic negative publicity, which could damage our reputation and adversely impact our servicing business.
Reputation risk, or the risk to our business, earnings and capital from negative publicity, is inherent in our industry. There is a perception that the borrowers of subprime loans may be unsophisticated and in need of consumer protection. Accordingly, from time to time, consumer advocate groups or the media may focus attention on our services (both past and present), thereby subjecting our industry to the possibility of periodic negative publicity.
We may also be negatively impacted if another company in the subprime mortgage industry or in a related industry engages in practices resulting in increased public attention to our industry. Negative publicity may also occur as a result of judicial inquiries and regulatory or governmental action with respect to the subprime mortgage industry. Negative publicity may result in increased regulation and legislative scrutiny of industry practices as well as increased litigation or enforcement actions by civil and criminal authorities. Additionally, negative publicity may increase our costs of doing business and adversely affect our servicing operations by impeding our ability to attract and retain customers and employees.

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
The federal Gramm-Leach-Bliley financial reform legislation imposes significant privacy obligations on us in connection with the collection, use, disposal and security of financial and other nonpublic information provided of borrowers. In addition, California and Vermont have enacted, and several other states are considering enacting, privacy or customer-information-security legislation with even more stringent requirements than those set forth in the federal law. Because laws and rules concerning the use and protection of customer information are continuing to develop at the federal and state levels, we expect to incur increased costs in our effort to be and remain in full compliance with these requirements. Nevertheless, despite our efforts we will be subject to legal and reputational risks in connection with our collection, safeguarding, disposal and use of customer information, and we cannot assure you that we will not be subject to lawsuits or compliance actions under such state or federal privacy requirements. To the extent that a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could substantially increase.
If many of the borrowers of the loans we service become subject to the Servicemembers Civil Relief Act of 2003, our cash flows and service fee income may be adversely affected.
Under the Servicemembers Civil Relief Act of 2003, or the Civil Relief Act, a borrower who enters active military service after the origination of his or her mortgage loan generally may not be required to pay interest above an annual rate of 6%, and the lender is restricted from exercising certain enforcement remedies, including foreclosure, during the period of the borrower’s active duty status. The Civil Relief Act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. The Civil Relief Act was amended on July 30, 2008 by the Housing and Economic Recovery Act of 2008 and Helping Heroes Keep Their Homes Act of 2010 to temporarily enhance protections for servicemembers relating to mortgages and mortgage foreclosures until December 31, 2012, by extending the protection period and stay of proceedings from 90 days to nine months and extending the interest rate limitation on mortgages from the period of military service to the period of military service and one year thereafter. On October 13, 2010, the Veterans’ Benefits Act of 2010 became law, which allows for enforcement of the Civil Relief Act by the U.S. Attorney General and provides for a private right cause of action. Considering the large number of U.S. Armed Forces personnel on active duty and likely to be on active duty in the future, our cash flows and revenues may be adversely affected by compliance with this law.
Legislative action to provide mortgage relief may negatively impact our business.
As delinquencies, defaults and foreclosures in and of residential mortgages have increased dramatically, there are several federal, state and local initiatives to restrict our ability to foreclose and resell the property of a customer in default. Any restriction on our ability to foreclose on a loan, any requirement that we forego a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms could negatively impact FCMC’s servicing business, financial condition, liquidity and results of operations. These initiatives have come in the form of proposed legislation and regulations, including those pertaining to federal bankruptcy laws, government investigations and calls for voluntary modifications of mortgages.

Several states and municipalities have adopted legislation and ordinances establishing new consumer protections governing loan servicing practices and foreclosure procedures. There are proposed and enacted laws providing greater protections to consumers, pertaining to such activities as maintenance of escrow funds, timely crediting of payments received, limitation on ancillary income, responding to customer inquiries and requirements to conduct loss mitigation. In addition, there are several federal and state government initiatives, including HAMP under the Homeowner Affordability and Stability Plan, which seek to obtain the voluntary agreement of servicers to subscribe to a code of conduct or statement of principles or methodologies when working with borrowers facing foreclosure on their homes. Generally speaking, the principles call for servicers to reach out to borrowers before their loans “reset” with higher monthly payments that might result in a default by a borrower and seek to modify loans prior to the reset. Applicable servicing agreements, federal tax law and accounting standards limit the ability of a servicer to modify a loan before the borrower has defaulted on the loan or the servicer has determined that a default by the borrower is reasonably likely to occur. Servicing agreements generally require the servicer to act in the best interests of the note holders or at least not to take actions that are materially adverse to the interests of the note holders. Compliance with the code or principles must conform to these other contractual, tax and accounting standards. As a result, servicers have to confront competing demands from consumers and those advocating on their behalf to make home retention the overarching priority when dealing with borrowers in default, on the one hand, and the requirements of note holders to maximize returns on the loans, on the other.
Risks Related to Our Securities
Thomas J. Axon effectively controls our company, substantially reducing the influence of our other stockholders.
Thomas J. Axon, our Chairman and President, beneficially owns more than 45% of our outstanding common stock, and 20% of the stock of FCMC. As a result, Mr. Axon will be able to influence significantly the actions that require stockholder approval, including:
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
Under the terms of the Restructuring Agreements, we cannot enter into mergers, consolidations, sales of any substantial portion of our assets (other than in connection with a restructuring or spin-off of FCMC), or certain material changes to our capital structure.
Our quarterly operating results may fluctuate and cause our stock price to decline.
Because of the nature of our business and our Restructuring Agreements, our quarterly operating results may fluctuate, or we may incur additional operating losses. Our results may fluctuate as a result of any of the following:
•	the non-payment by the Bank’s REIT of the dividend on our investment in the REIT’s preferred stock;
•	the timing and amount of collections on loans that we service;
•	the rate of delinquency, default, foreclosure and prepayment on the loans we service;
•	changes in interest rates;
•	fair valuation adjustments related to changes in the fair value of investments in mortgage loans and real estate held for sale and investments in trust certificates;
•	our inability to successfully enter the new business of servicing loans for third parties;
•	further declines in the estimated value of real property securing mortgage loans;
•	increases in operating expenses associated with the changes in our business;
•	general economic and market conditions; and,
•	the effects of state and federal tax, monetary and fiscal policies.

Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our common stock. We cannot assure you that the market price of our common stock will not fluctuate or further significantly decline or become worthless in the future.
Compliance with the rules of the market in which our common stock is quoted and proposed and recently enacted changes in securities laws and regulations are likely to increase our costs.
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
On March 4, 2005, we entered into a sublease agreement with Lehman Brothers Holdings Inc. to sublease approximately 33,866 square feet of space on the 25th floor at 101 Hudson Street, Jersey City, New Jersey for use as executive and administrative offices (the “25th Floor Premises”). Effective as of June 26, 2009, as a result of Lehman Brothers Holdings Inc.’s rejection of its lease under bankruptcy law, the 25th Floor Premises is now leased directly with 101 Hudson Leasing Associates. On July 27, 2005, we entered into a lease agreement with 101 Hudson Leasing Associates to lease approximately 6,856 square feet of space on the 37th floor at 101 Hudson Street, Jersey City, New Jersey for use as administrative offices (the 37th Floor Premises). On March 30, 2007, we entered into a lease agreement with 101 Hudson Leasing Associates to lease approximately an additional 6,269 square feet of space on the 37th floor at 101 Hudson Street, Jersey City, New Jersey for use as administrative offices (the “Expansion Premises”). The term of the combined lease with 101 Hudson Leasing Associates for the 25th Floor Premises, 37th Floor Premises and Expansion Premises is through December 30, 2013, with a base rent of $1,181,000 annually, payable in monthly installments of $98,000, until December 31, 2010, and thereafter a base rent of $1,597,000 annually, payable in monthly installments of $133,000.
At December 31, 2010, the 37th Floor Premises was not being utilized and is currently being marketed for sublet. At December 31, 2010, the remaining lease payments, net of estimated sublet payments (based on the Company’s estimate for subleasing the space), in the amount of $258,000 were accrued and non-usable leasehold improvements in the amount of $110,000 were written off.
As part of its acquisition of a wholesale mortgage origination unit in February 2007 from a third party, Tribeca assumed a lease obligation for office space located in Bridgewater, New Jersey, for approximately 14,070 square feet. The term of the lease was through January 31, 2011 at approximately $21,000 per month. The space was not being utilized by Tribeca, and due to adverse market conditions for rental commercial space of this type the remaining lease payments of $597,000 were accrued and non-usable fixed assets of $209,000 were written off in 2008. The Bridgewater lease expired unrenewed on January 31, 2011.

ITEM 3.	LEGAL PROCEEDINGS
We are involved in routine litigation matters generally incidental to our business, which primarily consist of legal actions related to the enforcement of our rights under mortgage loans we hold, held, service or collect for others, none of which is individually or in the aggregate material. In addition, because we service and collect on mortgage loans throughout the country, and prior to November 2007 originated and acquired mortgage loans on a nationwide basis, we must comply and were required to comply with various state and federal lending, servicing and debt collection laws, rules and regulations and we are routinely subject to investigation and inquiry by regulatory agencies, some of which arise from complaints filed by borrowers, none of which is individually or in the aggregate material.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Effective with the opening of stock market trading on April 22, 2009, the Company’s common stock has been quoted on the OTC Bulletin Board under the trading symbol “FCMC.OB.” Our common stock was delisted from The Nasdaq Capital Market as of November 3, 2008, and was quoted under the stock symbol “FCMC.PK” on the “Pink Sheets,” a centralized quotation service for over-the-counter securities, until April 22, 2009.
The following table sets forth the bid prices for the common stock and the sales prices for the common stock on the OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated. Trading during these periods was limited and sporadic; therefore, the following quotes may not accurately reflect the true market value of the securities. Prices since November 3, 2008 reflect inter-dealer prices without retail markup or markdown or commissions and may not represent actual transactions.

	High	Low
Year Ended December 31, 2009:
First Quarter	$0.75	$0.13
Second Quarter	1.00	0.25
Third Quarter	1.10	0.40
Fourth Quarter	1.25	0.30
Year Ended December 31, 2010:
First Quarter	1.00	0.41
Second Quarter	0.48	0.13
Third Quarter	0.40	0.05
Fourth Quarter	0.23	0.11
Holders. As of March 24, 2011, there were approximately 369 record holders of the Company’s common stock.
Dividend Policy. Franklin Holding historically has not paid cash dividends on its common stock and due to operating losses and deficit stockholders’ equity does not expect to pay a cash dividend in the future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon a complete review and analysis of all relevant factors, including our financial condition, operating results, capital requirements and any other factors the board of directors deems relevant. In addition, the Restructure Agreements expressly restrict payments to stockholders, without the prior written consent of the Bank, which includes our ability to pay dividends.
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
General
The following discussion of our operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-K. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations. The following management’s discussion and analysis of financial condition and results of operations is based on the amounts reported in the Company’s Consolidated Financial Statements. These Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on the Company’s Consolidated Financial Statements.
Effective with the March 2009 Restructuring, the loans transferred by the Company to the Trust continued to be included on the Company’s balance sheet in accordance with GAAP, and, therefore, the revenues from such loans have been reflected in the Company’s consolidated results, notwithstanding the fact that trust certificates representing an undivided interest in approximately 83% of the Trust assets were transferred to Huntington in the Restructuring. Although the transfer of the trust certificates, representing approximately 83% of the Portfolio, to the REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, was treated, through September 30, 2010, as a financing under GAAP under Accounting Standards Codification Topic 860, Transfers and Servicing (“ASC Topic 860”). While Franklin transferred legal ownership and the economic interests and risks relating to the underlying assets of the related trust certificates to the Bank in exchange for preferred and common stocks of the REIT, the transfer did not meet one of the technical requirements of Topic 860 insofar as, for accounting purposes, it could not be assured that the transferred assets were legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy.
Except for and effective with the sale of loans sold by Huntington in the third and fourth quarters of 2010, the fees received from Huntington subsequent to March 31, 2009 for servicing their loans, and the third party costs incurred by us in the servicing and collection of their loans and reimbursed by Huntington, for purposes of these Consolidated Financial Statements have not been recognized as servicing fees and reimbursement of third party servicing costs, but as additional interest and other income earned and additional, offsetting expenses as if the Company continued to own the loans.
During the quarters ended September 30, 2010 and December 31, 2010, the Company and FCMC, its servicing business subsidiary, entered into a series of transactions with Huntington facilitating sales by the Bank’s Trust to third parties of substantially all of the loans underlying the trust certificates issued by the Trust. These transactions, described below, were effective in July, September and December 2010, and are individually referred to as the July 2010 Transaction or July Loan Sale, the September 2010 Transaction or September Loan Sale, and the December Transaction or December Loan Sale, respectively.

As a result of the third and fourth quarter loan sales by the Bank’s Trust, the transfer by the Company in March 2009 of 83% of trust certificates in the Trust, representing an 83% interest in the Trust, to the Bank’s REIT that has been accounted for as a secured financing in accordance with GAAP, as of the effective dates of the Loan Sales are accounted for as sales of loans in accordance with GAAP, to the extent of the loans sold by the Trust. The sales of the loans by the Bank’s Trust also has resulted in treating substantially all of the loans represented by the remaining 17% in trust certificates held by the Company as sold, to the extent of the loans sold by the Trust, in accordance with GAAP. Accordingly, the fees received from Huntington subsequent to March 31, 2009 and through June 30, 2010 and during the quarter ended September 30, 2010 for servicing their loans up to the respective effective dates of the July Loan Sale and the September Loan Sale, and during the quarter ended December 31, 2010 up to the respective effective date of the December Loan Sale, and the third-party costs incurred by us in the servicing and collection of their loans and reimbursed by Huntington, for purposes of these Consolidated Financial Statements were not recognized as servicing fees and reimbursement of third-party servicing costs, but instead as additional interest and other income earned, with offsetting expenses in an equal amount, as if the Company owned and self serviced the loans.
The treatment as a financing on the Company’s balance sheet did not affect the cash flows of the March 2009 transfer, and has not affected the Company’s cash flows or its reported net income. The treatment of the Loan Sales and the December Loan Sale to the extent of the 83% represented by the trust certificates held by the Bank’s REIT in the quarters ended September 30 and December 31, 2010 as a sale of financial assets also did not affect the cash flows of the Company or its reported net income. However, the treatment of the Loan Sales and the December Loan Sale to the extent of the 17% represented by the trust certificates held by the Company in the quarters ended September 30 and December 31, 2010, which also were treated as sales of financial assets, did affect the Company’s cash flows and reported net income.
The net proceeds from the Loan Sales and the December Loan Sale were distributed to the Trust certificate holders on a pro rata basis by percentage interest. Accordingly, approximately 17% of the net proceeds were received by the Company and were applied to pay down the Legacy Debt owed to the Bank, as 83% of the trust certificates are held by the Bank’s REIT, and the Company’s investment in REIT securities (which are not marketable) is realized only through declared and paid dividends (which were suspended a few days after the July Loan Sale and throughout the remainder of 2010) or a redemption of the securities by the REIT. The REIT board in February 2011 declared dividends for the third and fourth quarters of 2010 and for the full year of 2011, with payment pending approval of the Bank’s regulator. See Note 20 to the Consolidated Financial Statements.
Executive Summary
The Company had a net loss of $55.3 million attributed to common shareholders for the twelve months ended December 31, 2010, compared with a net loss of $358.1 million for the year ended December 31, 2009. The net loss for the twelve months of 2010 was attributed principally to the Bank’s REIT not declaring and not paying a dividend in the aggregate amount of approximately $21 million during the six months ended December 31, 2010 relating to the Company’s investment in REIT securities, net negative fair value adjustments (Fair valuation adjustments) recognized during the year 2010 in the amount of $16.0 million on the Investment in trust certificates at fair value (including a net loss in the amount of $9.8 million on the sales of loans by the Bank’s Trust and the Bank in the third and fourth quarters of 2010 and other net negative fair value adjustments of $6.2 million during 2010), and the absence of interest income on the Company’s 17% interest in trust certificates (Investment in trust certificates at fair value) from the loans sold by the Bank and the Bank’s Trust in July and September 2010. The Company had stockholders’ deficit of $852.9 million at December 31, 2010, or a deficit book value per common share of $106.23.

The net loss for the twelve months of 2009 was driven principally by the restructuring agreement entered into with the Bank effective March 31, 2009 (the Restructuring) that resulted in a write-down to fair market value of the Company’s mortgage loans and owned real estate, and subsequent write downs during the nine months ended December 31, 2009 due to further declines in estimated fair values and other adjustments to the mortgage loans and owned real estate, including the loans securing the Unrestructured Debt.
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
Noncontrolling Interest — The Company accounts for a 20% equity interest in FCMC to a related party in accordance with Topic 810, Consolidations, applying consolidation accounting under Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”).
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
Investment in Trust Certificates — Investment in trust certificates, representing approximately 17% of the Portfolio not transferred to the Bank’s REIT in the March 2009 Restructuring, is classified at the date of purchase as “available for sale,” and a fair value adjustment at March 31, 2009 was recorded as Loss on valuation of trust certificates and notes receivable held for sale. Investment in trust certificates is carried at fair market value, and the certificates are valued as of the end of each reporting period. Subsequent to March 31, 2009, changes in fair value are recorded in earnings as Fair valuation adjustments. The fair value of the trust certificates is based on an assessment of the underlying investment, expected cash flows and other market-based information, and where observable market prices and other data are not available for similar investments, pricing models or discounted cash flow analyses, using observable market data where available, are utilized to estimate fair market value. At December 31, 2010, the Investment in trust certificates consisted solely of real estate properties acquired through foreclosure.

Mortgage Loans and Real Estate Held for Sale — As part of the Restructuring, approximately 83% of the Portfolio was transferred to the REIT and such loans and owned real estate (acquired through foreclosure) are classified as “held for sale.” As a result, a loss on the transfer was recorded as Loss on mortgage loans and real estate held for sale. Subsequent to March 31, 2009, Mortgage loans and real estate held for sale are carried at the lower of cost or market value. The transfer was accounted for as a secured financing in accordance with GAAP, ASC Topic 860, because for accounting purposes the requisite level of certainty that the transferred assets were legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, including in a bankruptcy proceeding, was not achieved. Accordingly, in accordance with GAAP, except to the extent of and prior to the sale of loans by the Bank, as applicable, in July, September and December 2010, the mortgage loans and real estate remained on the Company’s balance sheet classified as Mortgage loans and real estate held for sale securing the Nonrecourse liability in an equal amount. The fair value of the Mortgage loans and real estate held for sale is based on an assessment of the underlying residential 1-4 family mortgage loans and real estate, expected cash flows and other market-based information, and where observable market prices and other data are not available for similar loans, pricing models or discounted cash flow analyses, using observable market data where available, are utilized to estimate market value. Mortgage loans and real estate held for sale are valued as of the end of each reporting period, and changes in fair value are recorded in earnings as Fair valuation adjustments. At December 31, 2010, the Mortgage loans and real estate held for sale consisted solely of real estate properties acquired through foreclosure.
Nonrecourse Liability — The Nonrecourse liability is the offset to, and is secured by, the Mortgage loans and real estate held for sale. The Company elected the fair value option for the Nonrecourse liability, and adjustments to fair value are recorded as Fair valuation adjustments. No interest expense is recorded on the Nonrecourse liability as any payments received from the Trust on the trust certificates, comprising the Mortgage loans and real estate held for sale, are recorded as a reduction to the balance of the Nonrecourse liability, which is adjusted to fair value each quarter through the fair valuation adjustments line item.
Fair Valuation Adjustments — Fair valuation adjustments include amounts subsequent to March 31, 2009 related to adjustments in the fair value of the Investment in trust certificates at fair value and the Nonrecourse liability, adjustments to the lower of cost or market related to Mortgage loans and real estate held for sale, and for losses on sales of real estate owned.
Notes Receivable Held for Sale, Net — At March 31, 2009, as part of the Restructuring, Notes receivable held for sale, net, which represent the loans and assets that collateralize the Unrestructured Debt, are classified as “held for sale” as this portfolio, from time-to-time, is marketed for sale, and a lower of cost or market value was recorded as Loss on valuation of investments in trust certificates and notes receivable held for sale. Subsequent to March 31, 2009, the fair value of the Notes receivable held for sale, net is based on an assessment of the underlying residential 1-4 family mortgage loans, expected cash flows and other market-based information, and where observable market prices and other data are not available for similar loans, pricing models or discounted cash flow analyses, using observable market data where available, are utilized to estimate market value. Notes receivable held for sale, net are valued as of the end of each reporting period, and changes in fair value are recorded as Fair valuation adjustments.
Income Recognition on Investment in Trust Certificates and Mortgage Loans and Real Estate Held for Sale — Income on the mortgage loans and real estate collateralizing the Investment in trust certificates and the Mortgage loans and real estate held for sale is estimated based on the available information on these loans and real estate provided by the Bank and from the loans serviced for the Trust. The estimated income on the Mortgage loans and real estate held for sale does not represent cash received and retained by the Company and is essentially offset through a valuation adjustment of the Nonrecourse liability. During the second quarter of 2009, the Company revised its interest accrual policy to accrue only one month of interest on performing loans (loans that are contractually current).
Derivatives — As part of the Company’s interest-rate risk management process, we entered into interest rate swap agreements in 2008. In accordance with Topic 815, Derivatives and Hedging (“Topic 815”), as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value. All of our interest rate swaps were executed with the Bank.

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
In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, with an aggregate notional amount of $390 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $837.9 million of debt (the amount designated as tranche A debt as of March 31, 2009) owed to the Bank has been paid in full. The carrying value included in accumulated other comprehensive loss (“AOCL”) within stockholders’ equity at December 31, 2010 and 2009, which is related to the terminated hedges, is amortized to earnings over time.
As of December 31, 2010, the notional amount of the Company’s fixed-rate interest rate swaps totaled $390 million, representing approximately 33% of the Company’s outstanding variable rate debt. The fixed-rate interest rate swaps were expected to reduce the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR during the remaining terms of the swap agreements.
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
The Company removed the hedge designations for its cash flow hedges effective as of December 31, 2008. As a result, the Company carries the December 31, 2008 balance related to these hedges in AOCL unless it becomes probable that the forecasted cash flows will not occur. The balance in AOCL is amortized to earnings as part of interest expense in the same period or periods during which the hedged forecasted transaction affects earnings. Changes in the fair value of the remaining interest rate swaps are accounted for directly in earnings.
On January 25, 2011, the Bank declared an early termination of all remaining swaps due to a failure to make payments due under the swap agreements, which payment defaults were occasioned by insufficient funds available under the Legacy Credit Agreement as a direct result of the loss of cash flows attributable to the July, September and December 2010 loan sales by the Bank’s Trust and the suspension of dividends by its REIT. The early termination fee payable by the Company (but not FCMC) to the Bank is $6.5 million. The swap termination fee is expected to be charged to earnings in the quarter ended March 31, 2011. See “Interest Rate Swaps” and Note 20 to the Consolidated Financial Statements.

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
New Accounting Pronouncements
A discussion of new accounting pronouncements that are applicable to Franklin, and have been or will be adopted by Franklin, is included in Note 2 in “Consolidated Notes to Financial Statements — Summary of Significant Accounting Policies — Recent Accounting Pronouncements.”
Results of Operations — Franklin Credit Management Corporation (FCMC)
Through FCMC, we continue to actively seek to (a) expand our servicing business to provide servicing and recovery services to third parties, particularly specialized collection services, and (b) capitalize on our experience to provide due diligence and various other portfolio management services to the residential mortgage markets. Since January 1, 2009, the Company’s operating business has been conducted solely through FCMC, a specialty consumer finance subsidiary company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery servicing, and in the due diligence, analysis and pricing of residential mortgage portfolios, for third parties.
As a result of the March 2009 Restructuring and the December 2008 Reorganization, FCMC, the Company’s servicing entity within the Franklin group of companies, notwithstanding the substantial stockholders’ deficit of Franklin Holding, has positive net worth, and as of September 22, 2010, all of FCMC’s equity is free from the pledges to the Bank. In addition, FCMC, as of September 22, 2010, is free of significant restrictive covenants under the Legacy Credit Agreement with the Bank that governs the substantial debt owed to the Bank by subsidiaries of FCHC, but not FCMC.

At December 31, 2010, FCMC had total assets of $24.8 million and had stockholders’ equity of $15.9 million. At December 31, 2009, FCMC’s total assets amounted to $26.3 million and its stockholders’ equity was $18.9 million. The reduction in stockholders’ equity during the twelve months ended December 31, 2010 was the result principally of payments made by FCMC to the Bank in connection with the July 2010 Transaction and the September 2010 Transaction (referred to as non-dividend distributions), which payments were applied by the Bank as payments against the debt outstanding of certain subsidiaries of the Company under the Legacy Credit Agreement, net of an additional contribution of capital by FCHC. Inter-company payables and receivables, and non-dividend distributions made by FCMC, were eliminated in deriving the Consolidated Financial Statements of Franklin Holding.
FCMC had income before tax of approximately $461,000 and $7.1 million, respectively, for the twelve months ended December 31, 2010 and 2009, principally from servicing the portfolio of loans and assets for the Bank’s Trust in 2009; and, in 2010 from servicing the portfolio of loans and assets for the third party that purchased the loans in the July Loan Sale, the three Bosco entities and for the Bank’s Trust. The decline in before tax income for 2010 compared with 2009 was due to new servicing contracts entered into in connection with the Loan Sales and the December Loan Sale, significantly reduced servicing fees earned from servicing the Bosco I portfolio, and the $1.0 million bank fee paid in the third quarter of 2010 to Huntington in connection with the July Loan Sale pursuant to the terms of the July 2010 Transaction, and to a lesser extent reduced servicing fees as a result of a reduction in the number of loans serviced. Inter-company servicing revenues allocated to FCMC during the first quarter of 2009 were based principally on the servicing contract entered into with the Bank’s Trust as part of the Restructuring, which became effective on March 31, 2009. FCMC charges its sister companies a management fee that is estimated based on internal services rendered by its employees to those companies.
Inter-company allocations and the Federal provision for income taxes during the twelve months ended December 31, 2010 and 2009 have been eliminated in deriving the Consolidated Financial Statements of the Company. Servicing revenues received from the Bank for servicing its loans during the twelve months ended December 31, 2009 have been eliminated in deriving the Consolidated Financial Statements of the Company. The servicing fees received from the Bank during 2010 for servicing their loans up to the effective dates of the July, September and December 2010 loan sales were eliminated in deriving the Consolidated Financial Statements of the Company. Servicing revenues were eliminated in the Consolidated Financial Statements of the Company due to the accounting treatment for the transfer of the trust certificates as a financing under ASC Topic 860.
The Company’s Consolidated Financial Statements, while including the results of FCMC, include the results of all its subsidiary companies, which comprise all the remaining assets and debt obligations (the Legacy Debt) that have resulted from the Company’s legacy business prior to 2008.
FCMC was not in compliance at December 31, 2010 with the covenant in the Licensing Credit Agreement that requires Franklin Holding and FCMC to maintain net income before taxes of not less than $800,000 as of the end of each calendar month for the most recently ended twelve consecutive month period or, with notice, an event of default will be deemed to have occurred. FCMC, however, would have been in compliance with the net income covenant had it not paid the Bank a $1.0 million fee in connection with the July Loan Sale by the Bank’s Trust pursuant to the terms of the Letter Agreement entered into with Huntington in July 2010. On March 28, 2011, as a temporary measure, Franklin Holding and FCMC entered into an agreement with the Bank that provides for a limited waiver of the financial covenant of Franklin Holding and FCMC under the Licensing Credit Agreement, for the period through and including September 30, 2011, related to the failure to maintain the minimum level of net income before taxes.

As of December 31, 2010, FCMC had four significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate; three with related parties (Bosco I, Bosco II and Bosco III) and one with an unrelated third party. In addition, FCMC had a servicing contract remaining with Huntington, through the Trust, for the remaining real estate owned properties not sold in the Loan Sales and the December Loan Sale. FCMC also had one servicing contract with certain Company entities for the loans collateralizing the Unrestructured Debt. At December 31, 2010, FCMC serviced and provided recovery collection services on a total population of approximately 32,400 loans. While the loans serviced for Huntington represented less than 1% of the total number of loans serviced for third parties as of December 31, 2010 (due to the July, September and December 2010 loan sales by the Bank’s Trust), the servicing revenues earned from servicing the Huntington portfolio represented approximately 70% of the total servicing revenues earned during the twelve months ended December 31, 2010. The servicing revenues earned from servicing the Bosco entities represented approximately 15% of the total servicing revenues earned during the twelve months ended December 31, 2010. The servicing revenues earned from servicing the Huntington portfolio represented approximately 13% of the total servicing revenues earned during the three months ended December 31, 2010, while the servicing revenues earned from servicing the Bosco entities represented approximately 46% of the total servicing revenues earned during the three months ended December 31, 2010. See Note 19 to the Consolidated Financial Statements.
Effective July 1, 2010, in the July Loan Sale, the Trust as directed by the Bank sold approximately 3,300 residential mortgage loans to a third-party purchaser (the “Purchaser”). Effective July 1, 2010, FCMC entered into the Loan Sale Servicing Agreement with the Purchaser, pursuant to which FCMC would continue to provide servicing for the loans acquired by the Purchaser in the July Loan Sale. However, effective October 1, 2010, the servicing of approximately 25% of the loans were transferred by the Purchaser to an affiliate of the Purchaser and FCMC currently services approximately 75% of the loans acquired (based on unpaid principal balance) as in accordance with the Loan Sale Servicing Agreement.
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
The Company and its mortgage servicing subsidiary, FCMC, entered into a series of transactions (the September 2010 Transaction) with the Bank and other parties on September 22, 2010. The September 2010 Transaction enables FCMC to operate its servicing, collections and recovery business free of pledges of its stock (FCHC’s pledge of 70% of the outstanding shares of FCMC as security for the Legacy Credit Agreement was released by the Bank, in consideration of $4 million paid by FCMC to the Bank) and significant restrictive covenants under the Legacy Credit Agreement with the Bank, which governs the substantial debt owed to the Bank by subsidiaries of FCHC, but not FCMC.
For a description of the key terms and conditions of the September 2010 Transaction that relate to FCMC see “Borrowings — September 2010 Transaction” and Note 12 to the Consolidated Financial Statements.

In conjunction with the September 2010 Transaction, FCHC transferred to Mr. Axon an additional 10% of FCMC’s outstanding shares of common stock. When combined with FCMC shares already directly owned by him, Mr. Axon (the Chairman and President of the Company) now directly owns 20% of FCMC, while the remaining 80% of FCMC is owned by FCHC and indirectly by its public shareholders (including Mr. Axon as a principal shareholder of FCHC). See “Borrowings — September 2010 Transaction” and Note 19 to the Consolidated Financial Statements.
In December 2010, effective November 15, 2010, the Trust as directed by the Bank sold to a third party (Bosco III) substantially all (approximately 4,800 residential mortgage loans) of the remaining charge-off mortgage loans not sold in the July Loan Sale and the September Loan Sale and serviced by FCMC under the New Trust Servicing Agreement. FCMC entered into a servicing agreement with Bosco III for the servicing and collection of the loans purchased by Bosco III from the Trust. See Note 19 to the Consolidated Financial Statements.
Following the loan sale to Bosco III, on December 22, 2010, the Bank terminated the New Trust Servicing Agreement (entered into on July 30, 2010 and effective as of August 1, 2010, to replace the Legacy Servicing Agreement, which had been entered into with the Trust as part of the March 2009 Restructuring with the Bank, and the servicing of all remaining assets by FCMC for the Trust (which as of December 31, 2010 consisted of 88 REO assets with an unpaid principal balance of approximately $18.8 million) effective March 24, 2011. On March 24, 2011, the Bank notified FCMC that its servicing of the remaining real estate owned assets was extended through April 30, 2011.

A summary of FCMC’s stand-alone financial results for the years ended December 31, 2010 and 2009 and at December 31, 2010 and 2009 follows:

STATEMENT OF INCOME	2010	2009
REVENUES:
Interest income	$30,689	$104,836
Servicing fees and other income	19,657,002	27,870,675

Total revenues	19,687,691	27,975,511

OPERATING EXPENSES:
Interest expense	49,653	78,119
Bank fee	1,000,000	—
Collection, general and administrative	17,578,185	20,188,497
Depreciation	598,735	642,941

Total operating expenses	19,226,573	20,909,557

INCOME BEFORE PROVISION FOR INCOME TAXES	$461,118	$7,065,954
Provision for income taxes	185,000	2,824,007

NET INCOME	$276,118	$4,241,947

BALANCE SHEET	At December 31, 2010	At December 31, 2009
ASSETS:
Cash and cash equivalents	$12,071,212	$15,116,880
Restricted cash	7,304,521	4,770,867
Receivables, fixed and other assets	5,413,821	6,436,434

Total assets	$24,789,554	$26,324,181

LIABILITIES:
Debt	$—	$1,000,000
Servicing liabilities	7,304,521	4,770,867
Other liabilities	1,611,871	1,675,372

Total liabilities	$8,916,392	$7,446,239

STOCKHOLDERS’ EQUITY	$15,873,162	$18,877,942

Total liabilities and stockholders’ equity	$24,789,554	$26,324,181

SERVICING PORTFOLIO:
Number of loans serviced	32,400	36,700
Unpaid principal balance serviced	$1.60 billion	$1.80 billion
The fee of $1.0 million paid to Huntington in 2010 (the Bank fee) was in connection with the July Loan Sale from the Bank’s Trust pursuant to the terms of the Letter Agreement entered into with Huntington in July 2010, whereby FCMC agreed to reimburse the Bank up to $1 million for certain costs incurred in connection with the sale of loans by the Bank’s Trust.
Included in Cash and cash equivalents at December 31, 2010 and 2009 was pledged cash to the Bank of $8.5 million and $7.5 million, respectively, under the Licensing Credit Agreement (secured by a first-priority lien) and Legacy Credit Agreement (secured by a second-priority lien). The reduction in pledged cash was the result of the release of $1 million of pledged cash to the Bank in connection with the reduction in the line of credit with the Bank from $2 million to $1 million in accordance with the terms of the July 2010 Transaction.

Results of Operations — Franklin Credit Holding Corporation (FCHC)
On March 31, 2009, Franklin Holding, and certain of its subsidiaries, including FCMC, entered into the Restructuring Agreements with the Bank, pursuant to which the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, and approximately 83% of the Portfolio was transferred to the Bank’s REIT.
The net loss for the twelve months of 2009 was driven principally by the Restructuring Agreements entered into with the Bank effective March 31, 2009 in connection with the Restructuring that resulted in a write-down to fair market value of the Company’s Mortgage loans and owned real estate, and subsequent write downs during the nine months ended December 31, 2009 due to further declines in estimated fair values and other adjustments to the Mortgage loans and owned real estate, including the loans securing the Unrestructured Debt. As part of the Restructuring with the Bank, substantially all of the Company’s portfolio of subprime mortgage loans and owned real estate, was transferred to the Trust (with the loans and owned real estate transferred to the Trust collectively referred to herein as the Portfolio) in exchange for trust certificates. In addition, at March 31, 2009, the Company transferred approximately 83%, or approximately $760 million, of the Portfolio (in the form of trust certificates) to Huntington and received preferred and common stock in the amount of $477.3 million in Huntington’s REIT. Because the transfer of the trust certificates is treated as a financing and not a sale for accounting purposes, the mortgage loans and real estate have remained on the Company’s balance sheet classified as Mortgage loans and real estate held for sale securing a Nonrecourse liability in an equal amount. Effective March 31, 2009, the carrying value of the remaining approximately 17%, or $151.2 million, of the Portfolio, which was also transferred to the Trust as part of the Restructuring in exchange for trust certificates (Investments in trust certificates at fair value) that are held by the Company, was reclassified as an investment “available for sale” and, therefore, recorded at fair value approximating $95.8 million on March 31, 2009. In addition, the Company classified as an investment “held for sale” loans with a fair value approximating $4.3 million and a carrying value of approximately $11.4 million, representing the Company’s remaining subprime mortgage loans not subject to the Restructuring (Notes receivable held for sale, net), which collateralizes the Unrestructured Debt and, as a result, recognized a loss of $7.3 million, which, on March 31, 2009, was recorded as Loss on valuation of investment in trust certificates and notes receivable held for sale. During the nine months of 2009 since the Restructuring, the Company incurred losses from various fair value adjustments on the Portfolio and the loans that collateralize the Unrestructured Debt, which amounted to $27.2 million, principally as a result of (i) losses recognized from sales of owned real estate acquired through foreclosure and (ii) offsetting expenses equal to interest income and fees on the approximately 83% of the Portfolio transferred to the REIT.
Although the transfer of the trust certificates in the March 2009 Restructuring, representing approximately 83% of the Portfolio, to the REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, was treated as a secured financing in accordance with ASC Topic 860. Therefore, the mortgage loans and real estate remained on the Company’s balance sheet classified as Mortgage loans and real estate held for sale securing a Nonrecourse liability in an equal amount.
Because the loans transferred by the Company to the Trust had continued to be included on the Company’s consolidated balance sheet, the revenues from such loans were reflected in the Company’s consolidated results, in accordance with GAAP, notwithstanding the fact that trust certificates representing an undivided interest in approximately 83% of the Portfolio were transferred to Huntington in the Restructuring. Accordingly, except for and effective with the sale of Huntington loans sold in the third and fourth quarters of 2010, the fees received from Huntington subsequent to March 31, 2009 for servicing their loans, and the third party costs incurred by us in the servicing and collection of their loans and reimbursed by Huntington, for purposes of these Consolidated Financial Statements were not recognized as servicing fees and reimbursement of third party servicing costs, but instead as additional interest and other income earned with additional offsetting expenses in an equal amount as if the Company continued to own the loans.

During the quarters ended September 30, 2010 and December 31, 2010, the Company and FCMC, its servicing business subsidiary, entered into a series of transactions with Huntington facilitating sales by the Bank’s Trust to third parties of substantially all of the loans underlying the trust certificates issued by the Trust. These transactions, described below, were effective in July, September and December 2010, and are individually referred to as the July Loan Sale, the September Loan Sale, and the December Loan Sale.
As a result of the third and fourth quarter loan sales by the Trust, the transfer of approximately 83% of the trust certificates (representing an undivided 83% interest in the loans and real estate held by the Bank’s Trust) to the Bank’s REIT in March 2009, which was accounted for as a secured financing in accordance with GAAP, with an equal percentage of mortgage loans and owned real estate sold to the Bank’s Trust remaining on the Company’s balance sheet classified as Mortgage loans and real estate held for sale and securing a Nonrecourse liability in an equal amount, is as of the effective dates of the Loan Sales and December Loan Sale substantially accounted for as a sale of loans in accordance with GAAP, to the extent of the loans sold by the Trust. Similarly, the Loan Sales and December Loan Sale by the Bank’s Trust also resulted in treating substantially all of the loans represented by the remaining 17% in trust certificates held by the Company as sold in accordance with GAAP effective with the dates of the Loan Sales and December Loan Sale. However, the Trust did not sell the real estate owned inventory, which remained on the Company’s balance sheet classified as Mortgage loans and real estate held for sale and securing a Nonrecourse liability in an equal amount.
The treatment as a financing on the Company’s balance sheet did not affect the cash flows of the March 2009 transfer, and has not affected the Company’s cash flows or its reported net income. The treatment of the Loan Sales and the December Loan Sale to the extent of the 83% represented by the trust certificates held by the Bank’s REIT in the quarters ended September 30 and December 31, 2010 as a sale of financial assets also did not affect the cash flows of the Company or its reported net income. However, the treatment of the Loan Sales and the December Loan Sale to the extent of the 17% represented by the trust certificates held by the Company in the quarters ended September 30 and December 31, 2010, which also were treated as sales of financial assets, did affect the Company’s cash flows and reported net income.
As a result of the Loan Sales by the Bank’s Trust, $263.0 million of the mortgage loans that had remained on the Company’s balance sheet as of June 30, 2010 included in Mortgage loans and real estate held for sale in the amount of $288.7 million, and securing a Nonrecourse liability in an equal amount, were removed from the Company’s balance sheet as of September 30, 2010. In addition, in December 2010, the Bank’s Trust sold the remaining mortgage loans (carried at an estimated fair value of zero at September 30, 2010) included in Mortgage loans and real estate held for sale (securing the Nonrecourse liability in an equal amount). At December 31, 2010, the remaining $7.5 million (estimated fair value) of Mortgage loans and real estate held for sale, and the corresponding Nonrecourse liability of an equal amount, consisted only of real estate owned properties.
As a result of the Loan Sales by the Bank’s Trust, $50.1 million of the mortgage loans that had remained on the Company’s balance sheet as of June 30, 2010 included in the Investment in trust certificates at fair value in the amount of $58.0 were removed from the Company’s balance sheet as of September 30, 2010. In addition, in December 2010 the Bank’s Trust sold the remaining mortgage loans (carried at an estimated fair value of zero at September 30, 2010) included in the Investment in trust certificates at fair value. At December 31, 2010, the remaining balance of the Investment in trust certificates at fair value was $1.5 million and consisted only of real estate owned properties.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Overview. The Company had a net loss attributed to common stockholders of $55.3 million for the twelve months ended December 31, 2010, compared with a net loss of $358.1 million for the twelve months of 2009. The Company had a loss per common share for the twelve months ended December 31, 2010 of $6.89 both on a diluted and basic basis, compared to a loss per common share of $44.74 on both a diluted and basic basis for the twelve months ended December 31, 2009. The net loss of $55.3 million in 2010 was principally the result of the absence of dividend income on the Company’s Investment in REIT securities in the third and fourth quarters of 2010, a net loss of $9.8 million on the sales of loans by the Bank’s Trust and the Bank, other negative fair valuation adjustments in the amount of $6.2 million incurred during the year 2010 due to estimated lower fair values of the Company’s Investment in trust certificates at fair value, and lower interest income on the Investment in trust certificates at fair value (the 17% held by the Company) principally due to the July Loan Sale and the September Loan Sale.
During the twelve months ended December 31, 2010, in the July Loan Sale and the September Loan Sale (the Loan Sales) the Bank’s Trust sold substantially all of the loans represented by the trust certificates (the 83% held by the Bank’s REIT and the 17% held by the Company), and in the December Loan Sale the Bank sold its 50% participation interest in the loans securing the Unrestructured Debt, to third parties. The Company recorded the Loan Sales as a sale of financial assets in accordance with ASC Topic 860, effective July 1, 2010 and September 1, 2010, and recognized a net loss of $9.8 million on the Investment in trust certificates at fair value from the Loan Sales representing its 17% pro rata portion of the aggregate loans sold during the three months ended September 30, 2010, which is reported in the consolidated statement of operations as Fair valuation adjustments. The sale of loans and real estate assets representing the 83% pro rata portion did not affect the Company’s reported net loss for the year ended December 31, 2010 since the Company’s loss on the Mortgage loans and real estate held for sale was offset by adjustments to the Nonrecourse liability of an equal amount in accordance with ASC Topic 860.
In the December Loan Sale, the Bank’s Trust sold the remaining loans not sold in the Loan Sales, and the Company recorded the December Loan Sale as a sale of financial assets in accordance with ASC Topic 860, and recognized a net gain of less than $50,000 on the Investment in trust certificates at fair value representing its remaining 17% pro rata portion of the aggregate loans sold during the three months ended December 31, 2010, which is reported in the consolidated statement of operations as Fair valuation adjustments.
In the December Loan Sale, the Bank also sold its 50% participation interest in the commercial loans securing the Unrestructured Debt, which did not affect the Company’s reported net loss for the three months ended December 31, 2010 since the Bank sold a participation interest in its commercial loans representing the Unrestructured Debt. Therefore, the Company’s investments in the loans securing the Unrestructured Debt, (shown on the Company’s balance sheets as Notes receivable held for sale, net) were not treated as a sale of financial assets in accordance with GAAP.
As a result of the Loan Sales by the Bank’s Trust, the aggregate balance of Mortgage loans and real estate held for sale and the Investment in trust certificates at fair value were substantially reduced. Approximately $9.0 million (estimated fair value) of real estate owned properties were not sold by the Trust, and, in accordance with GAAP, continue to be carried on the Company’s balance sheet at estimated fair values. At December 31, 2010, the remaining balance of Mortgage loans and real estate held for sale, and the corresponding Nonrecourse liability of an equal amount, was $7.5 million and the remaining balance of the Company’s Investment in trust certificates at fair value was $1.5 million. At December 31, 2010, the remaining balances of Mortgage loans and real estate held for sale and the Investment in trust certificates at fair value included only estimated fair values of the real estate properties not sold by the Bank’s Trust.

Total revenues increased by $286.5 million to $41.7 million for the twelve months ended December 31, 2010, from a loss of $244.8 million for the twelve months ended December 31, 2009. The net loss in the twelve months of 2009 resulted principally from the loss recognized by the Company on 83% of the Portfolio contributed to the Trust as a result of the transfer of trust certificates, representing that percentage of ownership of the Trust, to the Bank’s REIT in exchange for the preferred and common stock of the REIT. The REIT Securities, common and preferred shares, had an aggregate value of $477.3 million, intended to approximate the fair market value of the trust certificates transferred to the Bank as of March 31, 2009. The Company incurred a loss of $282.6 million on the transfer of assets. In addition, the Company recognized a loss of $62.7 million on the valuation of the remaining investments on the Company’s balance sheet, reflecting estimated losses attributable to the 17% ownership interest in the trust certificates retained by the Company and the remaining loans not subject to the March 2009 Restructuring.
Our total debt outstanding decreased to $1.341 billion at December 31, 2010 from $1.367 billion at December 31, 2009. Interest expense decreased by $4.9 million, or 7%, including the cost of the interest-rate swaps, during the twelve months of 2010 compared with the same period in 2009. Interest expense on borrowed funds, excluding the cost of the interest-rate swaps, however, increased by $5.2 million during the twelve months ended December 31, 2010. At December 31, 2010, the weighted average interest rate of borrowed funds, excluding the cost of interest-rate swaps, was 4.13%. Collection, general and administrative expenses decreased by $13.4 million, or approximately 33%, to $26.9 million during the twelve months ended December 31, 2010, from $40.3 million for the same period in 2009, due principally to costs incurred in the first quarter of 2009 for the March 2009 Restructuring, reduced third-party servicing costs incurred for servicing the Portfolio and generally reduced operating costs throughout the Company. Stockholders’ deficit increased to $852.9 million (a deficit book value per common share of $106.23) at December 31, 2010, from stockholders’ deficit of $806.8 million at December 31, 2009 (a deficit book value per common share of $100.63).
Revenues. Revenues increased by $286.5 million for the twelve months ended December 31, 2010 to $41.7 million from a loss of $244.8 million for the twelve months ended December 31, 2009. Revenues include interest income, dividend income, purchase discount earned, gain on recovery of contractual loan purchase rights, loss on mortgage loans and real estate held for sale, loss on valuation of trust certificates and notes receivable held for sale, fair valuation adjustments, gain on sale of real estate properties and servicing fees and other income.
Interest income decreased by $30.9 million, or approximately 53%, to $27.2 million during the twelve months ended December 31, 2010 from $58.1 million during the twelve months ended December 31, 2009, principally due to the Loan Sales by the Bank’s Trust, and due to increased serious delinquencies experienced throughout 2010, up to the effective dates of the July Loan Sale and the September Loan Sale, in the Company’s loan portfolio (which reflected an approximate 55% decrease in the amount of interest collected during the nine months ended September 30, 2010, as compared to the full year 2009.
Dividend income from the Investment in REIT securities, received in exchange for trust certificates in the Bank’s Trust transferred to the Bank’s REIT on March 31, 2009, decreased by $10.8 million, or approximately 34%, to $21.3 million during the twelve months ended December 31, 2010 from $32.0 million during the twelve months ended December 31, 2009, principally due to the suspension of the payment of dividends by the Bank’s REIT for the third and fourth quarters of 2010. The Company received the REIT securities on March 31, 2009 in exchange for the transfer of the loans to the Bank’s Trust as part of the Restructuring, and therefore, received dividends on the Investment in REIT securities for each quarter in 2009 subsequent to March 31, 2009.

There was no purchase discount earned during the twelve months ended December 31, 2010 as purchase discount on loans acquired in past years was eliminated effective March 31, 2009 with the Restructuring. During the twelve months ended December 31, 2009, purchase discount earned amounted to $392,000.
Gain on recovery of contractual loan purchase rights amounted to $30.6 million during the twelve months ended December 31, 2009. The gain was principally the result of proceeds received from contractual loan purchase rights during the three months ended June 30, 2009. There was no gain on recovery of contractual loan purchase rights in the twelve months ended December 31, 2010.
Loss on Mortgage loans and real estate held for sale was $282.6 million during the twelve months ended December 31, 2009, which occurred during the three months ended March 31, 2009. On March 31, 2009, the Company transferred trust certificates in the Trust having a carrying value approximating $759.9 million, representing 83% ownership of the trust certificates, in exchange for preferred and common stock in Huntington’s REIT with a fair market value approximating $477.3 million. The loss, therefore, represented the application of fair market value accounting, which resulted in a write-down to fair market value. Included in the realized loss from the March 31, 2009 exchange was a charge-off of $8.6 million in accrued interest on the loans exchanged, which had not been collected as part of the Restructuring. There was no such loss during the twelve months ended December 31, 2010 as subsequent changes in fair value are reflected as Fair valuation adjustments.
Loss on valuation of Investment in trust certificates at fair value and Notes receivable held for sale was $62.7 million during the twelve months ended December 31, 2009. At March 31, 2009, effective with the Restructuring, the retained trust certificates in the Trust had a book value of approximately $151.2 million, representing approximately the remaining 17% of the Company’s economic interest in the Portfolio, exclusive of the assets collateralizing the Unrestructured Debt, which were classified as “available for sale” and written-down to approximately $95.8 million based on fair market value accounting. The loans collateralizing the Unrestructured Debt with a carrying value of $11.4 million were classified as “held for sale” and adjusted to approximate the fair market value of $4.1 million, which resulted in a realized a loss of $7.3 million. There were no such losses during the twelve months ended December 31, 2010 as changes in fair value subsequent to March 31, 2009 have been reflected as Fair valuation adjustments.
Fair valuation adjustments amounted to a net loss of $16.0 million for the twelve months ended December 31, 2010, compared to a net loss of $27.2 million for the twelve months ended December 31, 2009. Included in the net loss (Fair valuation adjustments) for 2010 were approximately $9.8 million of net losses from the sales by the Bank’s Trust of the loans underlying the Investment in trust certificates (the Loan Sales). Included in the $9.8 million of net losses from the Loan Sales were a negative fair value adjustment of approximately $7.6 million recognized in the quarter ended June 30, 2010 based on the estimated pricing of the loans expected to be sold by the Trust in the July Loan Sale and net negative fair value adjustments of approximately $2.2 million attributed to the Loan Sales. Also included in the Fair valuation adjustments in the twelve months ended December 31, 2010 were net gains on REO sold in the amount of $5.5 million, a valuation net gain on the Investment in trust certificates of $4.6 million, and other net negative valuation adjustments of approximately $16.3 million, including net expenses recognized on the Nonrecourse liability equal to the interest income and fees received of approximately $9.2 million, fair value adjustments to the Nonrecourse liability for offsets to REO gains of approximately a negative $8.9 million and various other positive adjustments approximating $1.8 million. Included in the Fair valuation adjustments in the twelve months ended December 31, 2009 were (i) net losses on REO sold in the amount of $14.9 million, (ii) a valuation gain on trust certificates of $2.0 million and (iii) various other net negative adjustments to the fair value in the amount of approximately $14.3 million, including expenses recognized on the Nonrecourse liability equal to the interest income and fees received of approximately $18.8 million and fair value adjustments to the Nonrecourse liability for offsets to REO losses of approximately $4.1 million. Because the trust certificates transferred by the Company to the Bank’s REIT had continued to be included on the Company’s consolidated balance sheet until the effective dates of the Loan Sales and the December Loan Sale (classified as Mortgage loans and real estate held for sale) and the revenues from such loans were reflected in the Company’s consolidated results in accordance with GAAP, expenses equal to the revenues recognized on the Mortgage loans and real estate held for sale were reflected as Fair valuation adjustments. During 2010, gains and losses on sales of REO were reflected as Fair valuation adjustments.

Servicing fees and other income (principally third-party subservicing fees, due diligence fees, fees for door knock services, third-party acquisition services fees, late charges and other miscellaneous servicing and other revenues) increased by $3.1 million, or approximately 49%, to $9.4 million during the twelve months ended December 31, 2010, from $6.3 million during the corresponding period last year. This increase was principally the result of servicing fees received under two new servicing agreements with third parties entered into by the Company in the third quarter of 2010 in the amount of $4.3 million, increased servicing fees of $341,000 earned from various other third party servicing and collection agreements, increased due diligence fees of $767,000, door knock services fees earned from third parties in the amount of $606,000 in 2010, income received on the recovery of a settled litigation matter in the amount of $303,000. These revenue increases were somewhat offset by reduced late charges collected from delinquent borrowers in the amount of $1.1 million, decreased recoveries of outside foreclosure attorney costs collected from delinquent borrowers in the amount of $1.3 million, and a reduction of $1.0 million in the servicing fees recognized on the portfolio of loans serviced for Bosco I as a result of amendments to the servicing contract with Bosco I effective in February and October 2009 (including a charge off of $299,000 for an aged unpaid receivable due from Bosco I, the collectibility of which was deemed to be in doubt), and various other net revenues of $156,000. The increase in servicing fees reflects the recognition of $4.3 million in servicing and collection revenues earned under new third-party servicing agreements entered into in the quarter ended September 30, 2010 as a result of the Loan Sales, compared with the non recognition of servicing and collection fees earned from servicing the loans for the Bank’s Trust prior to the effective dates of the July Loan Sale and the September Loan Sale (due to the required accounting treatment as a secured financing in accordance with GAAP, ASC Topic 860).
Operating Expenses. Operating expenses decreased by $18.6 million, or approximately 16%, to $97.3 million during the twelve months of 2010 from $115.9 million during the same period in 2009. Total operating expenses include interest expense, collection, general and administrative expenses, provisions for loan losses, amortization of deferred financing costs and depreciation expense.
Interest expense decreased by $4.9 million, or approximately 7%, to $69.4 million during the twelve months ended December 31, 2010 from $74.3 million during the twelve months ended December 31, 2009. This decrease was the result of lower costs of interest rate swaps during the twelve months ended December 31, 2010 compared with the twelve months ended December 31, 2009, offset somewhat by an increase in the cost of borrowed funds. Interest expense on borrowed funds, excluding the cost of interest rate swaps, increased by $5.2 million during the twelve months ended December 31, 2010 due principally to the 15% interest rate on an increased balance of tranche C debt (since the March 2009 Restructuring). Tranche C debt increased to $162.9 million at December 31, 2010 from $140.1 million at December 31, 2009, due to the addition of accrued and unpaid interest at a fixed interest rate of 15%. This increase in the cost of borrowed funds was offset somewhat by a reduced average balance of borrowed funds during the twelve months ended December 31, 2010. The average cost of borrowed funds, excluding the cost of interest rate swaps, during the twelve months ended December 31, 2010 was 4.13%, compared to 3.58% during the twelve months ended December 31, 2009. At December 31, 2010, the weighted average interest rate of our borrowed funds, exclusive of the effect of the interest-rate swaps, was 4.20%, compared with 3.94% at December 31, 2009. The average cost of borrowed funds, including the cost of interest rate swaps, during the twelve months ended December 31, 2010 was 5.11%, compared to 5.23% during the twelve months ended December 31, 2009.

The Company has in place fixed-rate interest rate swaps in order to limit the negative effect of a rise in short-term interest rates by effectively stabilizing the future interest payments on a portion of its variable-rate debt. Because short-term interest rates have actually declined in the months following the purchases of these swaps and due to the amortization of the AOCL balance, which was offset somewhat by an increase in the fair value of the swaps, the interest rate swaps actually increased the Company’s interest cost in the twelve months ended December 31, 2010 by $13.3 million. Compared with the same twelve month period in 2009; however, in the twelve months ended December 31, 2010, the cost of the interest-rate swaps decreased by $10.1 million.
Collection, general and administrative expenses decreased by $13.4 million, or approximately 33%, to $26.9 million during the twelve months ended December 31, 2010, from $40.3 million during the corresponding period in 2009. For the purpose of the discussion below of comparing collection, general and administrative expenses incurred by the Company on a recurring basis, the following costs are excluded from the twelve month-to-twelve month change analysis: (i) a restructuring cost incurred in connection with the July 2010 Transaction of $1.0 million and not incurred in 2009, (ii) $4.7 million of restructuring costs incurred in the first quarter of 2009 due to the Restructuring and not incurred in 2010, and (iii) third-party servicing expenses for the loans and real estate serviced for the Bank’s Trust, which since the March 2009 Restructuring, and through the effective dates of the July Loan Sale and the September Loan Sale, were reimbursed by the Bank, in the aggregate amount of $6.4 million and $12.3 million, respectively, during the twelve months ended December 31, 2010 and 2009. These third-party servicing expenses are, however, included in the consolidated statements of operations due to the treatment for accounting purposes of the transfer of the trust certificates, representing ownership in approximately 83% of the Portfolio transferred to the REIT, as a financing in accordance with GAAP, which resulted in the mortgage loans and real estate remaining on the Company’s balance sheet (classified as Mortgage loans and real estate held for sale). As a result of this accounting treatment, for purposes of these Consolidated Financial Statements, the third-party costs incurred by us in the servicing and collection of the Bank’s loans, which are reimbursed by the Bank, are not treated as reimbursed third-party servicing costs but as additional collection, general and administrative expenses as if the Company owned and self serviced the loans, with an offsetting amount included in Fair valuation adjustments, with no impact on the Company’s consolidated net loss. However, for the twelve months ended December 31, 2010, the third-party costs incurred by us in the servicing and collection of the Bank’s loans and reimbursed by the Bank up to the effective dates of the Loan Sales, for purposes of these Consolidated Financial Statements, are not treated as reimbursed third-party servicing costs but as additional collection, general and administrative expenses as if the Company owned and self serviced the loans, with an offsetting amount included in Fair valuation adjustments, which had no impact on the Company’s consolidated net loss. The third-party servicing costs were substantially decreased in the twelve months ended December 31, 2010 from the same period ended December 31, 2009 due to (i) the sales of substantially all the loans held by the Bank’s Trust during three month periods ended September 30 and December 31, 2010 (the Loan Sales were effective July 1 and September 1 and the December Loan Sale was effective November 15, 2010), (ii) modified work rules by the Bank applicable under our servicing agreement for the Company as servicer of the Portfolio, particularly for collection, loss mitigation, deficiency foreclosure, bankruptcy and judgment activities for delinquent loans and REO, and (iii) substantially fewer REO additions and dispositions during the full year 2010 as compared with the full year 2009.

Exclusive of these items described above, Collection, general and administrative expenses decreased by $3.7 million, or approximately 16%, to $19.5 million in the twelve months ended December 31, 2010, from $23.3 million during the corresponding period in 2009. Salaries and employee benefit expenses decreased by $4.0 million, or approximately 26%, to $11.0 million during the twelve months ended December 31, 2010, from $15.0 million during the twelve months ended December 31, 2009, principally due to reductions in staff throughout the Company. The reduction in salaries and employee benefit expenses was the result of several reductions in the Company’s workforce, although the full annual reduction in salaries and employee benefits expense due to the Company’s reductions in workforce that took place in June 2010 and in October 2010 were not fully realized in 2010, and salary reductions effective April 1, 2009 for all employees. The April 1, 2009 salary reductions were somewhat offset by increases in salaries, effective September 1, 2009 for most of the employees (effective at various times between January 1, 2010 and December 31, 2010), to the levels that had been applicable before the reductions. The number of servicing employees decreased to 81 at December 31, 2010, from 113 employees at December 31, 2009 and 159 employees at December 31, 2008. The Company ended the twelve months ended December 31, 2010 with 112 employees, compared with 154 employees at December 31, 2009 and 220 employees at December 31, 2008. The Company also experienced a decrease in corporate legal expenditures of $682,000, or approximately 46%, to $795,000 from $1.5 million as compared to the same twelve-month period last year, with the decrease principally related to legal costs that were incurred for a nonrecurring matter in the twelve months ended December 31, 2009. Professional fees increased by $360,000 to $1.8 million from $1.4 million during the same period last year principally due to the timing of audit expense payments as compared to the same period in 2009 when the audit fee for 2009 was paid and expensed in 2010. Various other general and administrative expenses increased by $557,000 to $5.8 million, or approximately 11%, from $5.3 million, during the twelve months ended December 31, 2010 due primarily to the purchase of a new analytics software license to better target loan collection activities and a lease write down of vacant office space (net of estimated sublease rent payments) in the amount of $258,000, which were partially offset by decreases in other various operating expenses incurred throughout the Company associated with the reductions in workforce and changes to the Company’s operations.
There was no provision for loan losses during the twelve months ended December 31, 2010, compared with a provision of $169,000 during the twelve months ended December 31, 2009. The absence of a provision for loan losses during the twelve months ended December 31, 2010 and the absence of provisions for loan losses in 2009 effective with the March 2009 Restructuring since the first quarter of 2009 are reflective of the transfer of the Portfolio to the Bank on March 31, 2009 and the exchange and retention of trust certificates. As a result of the March 2009 Restructuring and the exchange of the Company’s loans and REO assets for investments carried at either fair market value or lower of cost or market value, an allowance for loan losses is no longer necessary.
Amortization of deferred financing costs decreased by $173,000, or approximately 32%, to $364,000 during the twelve months of 2010 from $537,000 during the twelve months of 2009. This decrease resulted primarily from a reduction in portfolio collections that culminated in a decrease in the pay down of our borrowed funds made in accordance with the terms of the Restructuring Agreements.
Depreciation expenses decreased by $48,000, or approximately 7%, to $599,000 in the twelve months of 2010. This decrease during the twelve months ended December 31, 2010 was principally due to fully depreciated assets during the past twelve months and a reduction in assets purchased compared with the same twelve-month period in 2009, which was partially offset by a write off of non-usable leasehold improvements in the amount of $110,000.
Our pre-tax loss decreased by $305.1 million to a loss of $55.5 million during the twelve months ended December 31, 2010, from a loss of $360.7 million during the twelve months ended December 31, 2009 for the reasons set forth above.
The Company recorded net income tax benefits of $262,000 and $2.8 million, respectively, during the twelve months ended December 31, 2010 and December 31, 2009.

Liquidity and Capital Resources
General
As of December 31, 2010, we had one limited source of external funding, a $1 million credit line, to meet our liquidity requirements, in addition to the cash flow provided from servicing loans and performing due diligence services for third parties, dividends from preferred stock in the Bank’s REIT (the payments of which were suspended during the second and third quarters of 2010), and borrower payments of interest and principal from 50% of the Notes receivable held for sale, the remaining real estate properties owned, and not sold in the Loan Sales and the December Loan Sale, collateralizing the Investment in trust certificates at fair value. At December 31, 2010, the aggregate carrying value of 50% of the Notes receivable held for sale, net, and the Investment in trust certificates at fair value was approximately $3.0 million. As a direct result of the Bank’s REIT not declaring dividends, which the Company was verbally advised of on July 23, 2010, during the third and fourth quarters of 2010 the Company was unable to pay all of the monthly interest due on tranche A debt under the Legacy Credit Agreement. Accordingly, as permitted under the terms of the Legacy Credit Agreement, approximately $4.5 million of accrued interest on tranche A debt was added to the outstanding principal balance of the tranche A debt during the six months ended December 31, 2010. See “Borrowings.”
We are required to submit all payments we receive from our preferred stock investments, the remaining cash flow from the Investment in trust certificates at fair value (which as of December 31, 2010, was supported by a relatively small pool of real estate owned properties held by the Trust) and 50% of the Notes receivable held for sale, net, to a lockbox, which is controlled by the Bank. Substantially all amounts submitted to the lockbox are used to pay interest and principal outstanding under the Legacy Credit Agreement with the Bank. If the cash flow received from servicing loans and performing due diligence services for third parties is insufficient to sustain the cost of operating FCMC, and we have fully utilized our $1 million revolving line of credit under the Licensing Credit Facility, there is no guarantee that FCMC can continue in business.
Short-term Investments. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk. At December 31, 2010, all of the Company’s unrestricted cash (including FCMC’s $7.5 million of pledged cash) was held in operating accounts or invested in money market accounts at the Bank.

Cost of Funds. At of December 31, 2010, we had total borrowings of $1.341 billion, of which $1.302 billion was subject to the Legacy Credit Agreement and $39.0 million remained under the original credit facility with the Bank (the Unrestructured Debt). Substantially all of the debt under these facilities was incurred in connection with the purchase and origination of loans prior to November 2007, and as of December 31, 2010 is secured by the REIT Securities, the trust certificates, pledged cash in the amount of $7.5 million and certain other assets, including 100% of the equity interests in all direct and indirect subsidiaries of Franklin Holding, but not FCMC. The assets of our servicing subsidiary, FCMC (other than $7.5 million of cash collateral held as security under the Licensing Credit Agreement on which the Bank has a second priority lien under the Legacy Credit Agreement), are not pledged as collateral for the Legacy Debt. At December 31, 2010, the interest rates on our term debt (Notes payable) were as follows:

		Under the terms of the
		Forbearance Agreements
		and Credit Agreement
	In accordance with the	excluded
	terms of the Restructuring	from the Restructuring
	Agreements	Agreements

FHLB 30-day LIBOR advance rate plus 2.60%	$—	$15,768,896
FHLB 30-day LIBOR advance rate plus 2.75%	—	23,185,277
LIBOR plus 2.25% (Tranche A)	709,049,268	—
LIBOR plus 2.75% (Tranche B)	430,089,964	—
15.00% (Tranche C)	162,926,720	—

	$1,302,065,952	$38,954,173

At December 31, 2010, the weighted average interest rate on term debt (the Legacy Debt) was 4.20%.
Terms of the Restructured Indebtedness under the Legacy Credit Agreement. The following table summarizes the principal economic terms of the Company’s indebtedness under the Legacy Credit Agreement.

	Outstanding	Outstanding
	Principal Amount	Principal Amount
	at March 31, 2009 –	at December 31, 2010 –	Applicable Interest		Required Monthly
	Franklin	Franklin	Margin Over LIBOR		Principal
	Asset/Tribeca	Asset/Tribeca	(basis points)		Amortization
Tranche A	$838,000,000	$709,000,000	225		None
Tranche B	$407,000,000	$430,000,000	275		None
Tranche C	$125,000,000	$163,000,000	N/A	(1)	None

Unrestructured Debt	$41,000,000	$39,000,000		(2)	None

(1)	The applicable interest rate is fixed at 15% per annum. Interest will be paid in kind during the term of the Restructuring.

(2)	Interest margin over FHLB 30-day LIBOR advance rate plus 2.60%-2.75%.
The interest rate under the terms of the Restructuring Agreements for tranche A and tranche B indebtedness that is the basis, or index, for the Company’s interest cost is one-month LIBOR plus applicable margins. In accordance with the terms of the Restructuring Agreements, interest due and unpaid on tranche A (upon election), tranche B and tranche C debt is accrued and added to the debt balance.

Cash Flow from Operating, Investing and Financing Activities
Liquidity represents our ability to obtain adequate funding to meet our financial obligations. As of December 31, 2010 and since March 31, 2009, our liquidity position is, and has been, affected principally by the collections from servicing the Portfolio and distributions from the Trust certificates and the dividends received from the preferred stock investment in Huntington’s REIT.
At December 31, 2010, we had cash and cash equivalents of $12.6 million compared with $16.0 million at December 31, 2009. However, Cash and cash equivalents at December 31, 2010 and 2009 included pledged cash to the Bank of $7.5 million and $8.5 million, respectively, under the Licensing Credit Agreement (secured by a first-priority lien) and Legacy Credit Agreement (secured by a second-priority lien).
Restricted cash of $2.4 million and $2.6 million at December 31, 2010 and 2009, respectively, was restricted under our credit agreements and lockbox facility with the Bank. See Note 12 to the Consolidated Financial Statements.
Changes in several of the cash flows noted in the explanations that follow were the result of the March 31, 2009 Restructuring and the resultant changed asset classifications from Notes receivable and Originated loans held for investment to Investment in trust certificates at fair value and Mortgage loans and real estate held for sale.
Net cash provided by operating activities as reported was $65.0 million during the twelve months ended December 31, 2010, compared with net cash provided of $33.5 million during the twelve months ended December 31, 2009. Although the transfer of the trust certificates, representing approximately 83% of the Portfolio, to the Bank’s REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, has been treated as a secured financing in accordance with ASC Topic 860. Therefore, the mortgage loans and real estate have remained on the Company’s balance sheet classified as Mortgage loans and real estate held for sale securing a Nonrecourse liability in an equal amount. The treatment as a financing on the Company’s balance sheet, however, did not affect the cash flows of the transfer and has not affected the Company’s cash flows or its reported net income. Excluding the reported activities related to Mortgage loans and real estate held for sale and the offsetting Nonrecourse liability, the increase in cash provided by operating activities was primarily due to the net proceeds of approximately $44.7 million from the July and September loan sales during the three months ended September 30, 2010 of the Company’s Investment in trust certificates and the receipt of income tax refunds in the net amount of $5.6 million.
Net cash provided by investing activities was $1.0 in the twelve months ended December 31, 2010, compared to $61.8 million of cash provided in the twelve months ended December 31, 2009. The decrease in cash provided by investing activities during the twelve months ended December 31, 2010 was due primarily to reductions in principal collections on Notes receivable held for sale. As of March 31, 2009 (effective with the Restructuring), the Company no longer had real estate owned properties or loans held for investment.
Net cash used in financing activities decreased to approximately $69.3 million during the twelve months ended December 31, 2010, compared to $100.7 million used during the twelve months ended December 31, 2009. The decrease in cash used in financing activities during the twelve months ended December 31, 2010 was principally due to the decrease in the principal payments on the Company’s debt (Notes payable) due to reduced collections received from principally delinquent loans underlying the Company’s Investment in trust certificates and the absence of dividends in the third and fourth quarters of 2010 by the Bank’s REIT on the Company’s Investment in REIT securities.

Borrowings
Substantially all of the Company’s debt was incurred in connection with the purchase and origination of residential 1-4 family mortgage loans prior to December 2007. These borrowings are shown in the Company’s Consolidated Financial Statements as Notes payable (also referred to as “term loans” or “term debt” herein). We ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the Bank. In 2008, the Company changed its business model to become a provider to third parties of loan servicing and recovery collection services, due diligence and certain other services to the residential mortgage loan industry, and has operated these activities through FCMC. See Note 12 to the Consolidated Financial Statements.
At December 31, 2010, the Company had total borrowings, Notes payable and Financing agreements, of $1.341 billion under the Restructuring Agreements, of which $1.302 billion was subject to the Company’s debt restructured in the March 2009 Restructuring (referred to as the Legacy Debt) and $39.0 million remained outstanding under a credit facility excluded from the Restructuring Agreements (referred to as the Unrestructured Debt). See Note 12 to the Consolidated Financial Statements.
During the twelve months ended December 31, 2010, while the Company made payments in the amount of $67.7 million on the senior portion (“Tranche A”) of the Notes payable, total Notes payable outstanding decreased by $26.4 million. The balance of the Tranche A debt was reduced by a net $62.0 million during the twelve months ended December 31, 2010, although interest due and unpaid on Tranche A debt during the six months ended December 31, 2010 was accrued and added to the outstanding debt balance due to the suspension of the payment of dividends by the Bank’s REIT and significantly reduced cash flow due to the sales of loans by the Bank’s Trust in the third and fourth quarters of 2010. However, during the quarter ended December 31, 2010, the balance of the Tranche A debt decreased by $5.3 million, and the aggregate balance of the subordinate portions (“Tranche B” and “Tranche C”) of Notes payable increased by $9.3 million during this three-month period as interest due and unpaid was accrued and added to the outstanding debt balance as per the terms of Restructuring Agreements, which require all available cash to be applied to interest and principal on Tranche A until paid in full before payments can be applied to Tranche B and Tranche C.
The net proceeds of the loan sales by the Bank’s Trust in July, September and December 2010 were distributed to the certificate holders of the Trust on a pro rata basis by percentage interest. Accordingly, only 17% of the net proceeds form the sale of the loans underlying the trust certificates of the Company’s Investment in trust certificates at fair value were applied to pay down the Legacy Debt owed to the Bank, as 83% of the trust certificates are held by the Bank’s REIT, and the Company’s investment in REIT Securities (which are not marketable) are realized only through declared and paid dividends (which were suspended a few days after the July Loan Sale and throughout the remainder of 2010) or a redemption of the securities by the REIT. As a result of the loan sales by the Bank’s Trust in July and September 2010, the sale proceeds received by the Bank’s Trust, net of the Bank’s expenses attributed to such sales and the hold back of a portion of the sale proceeds, in the amount of approximately $44.7 million were received by the Company and, as per the Legacy Credit Agreement with the Bank, were remitted to the Bank to pay down the Legacy Debt (applied to Tranche A debt). See Note 20 to the Consolidated Financial Statements.
As a result principally of the loan sales by the Bank’s Trust in the quarters ended September 30 and December 31, 2010, the remaining available sources of cash flow to be applied to pay interest and principal on the Legacy Debt are from (i) any dividends declared on the preferred stock of the REIT (which were suspended during the third and fourth quarters of 2010), which are required under the Legacy Credit Agreement to be used by the Company to make payments on the Legacy Debt, when and if declared in the future, or a redemption of the securities by the REIT, (ii) the approximately $18.9 million (unpaid principal balance) of real estate owned properties collateralizing the Company’s Investment in trust certificates at fair value not sold and still held by the Bank’s Trust, and (iii) 50% of the approximately $31.0 million (unpaid principal balance) of the loans that collateralize the Unrestructured Debt. Effective with the third and fourth quarter loan sales, cash collections from substantially all of the loans that were underlying the Investment in trust certificates at fair value and 50% of the Notes receivable held for sale (representing 50% of the loans collateralizing the Unrestructured Debt) are no longer available to be applied to pay interest and principal on the Legacy Debt.

The REIT board in February 2011 declared dividends for the third and fourth quarters of 2010 and for the full year of 2011, with payment pending approval of the Bank’s regulator. If the declared dividends are paid by the Bank’s REIT, the cash payments approximating $60 million will be applied to pay down the Legacy Debt. See Note 20 to the Consolidated Financial Statements.
Under Amendment No. 2 to the Licensing Credit Agreement with the Bank, FCMC used $1 million in cash to repay the amount outstanding under the revolving line of credit with the Bank, and available credit under the revolving line of credit was reduced from $2 million to $1 million and cash collateral securing the revolving loan and letter of credit facilities was reduced from $8.5 million to $7.5 million, with the released collateral applied as a voluntary payment against the debt outstanding of certain subsidiaries of the Company under the Legacy Credit Agreement.
At December 31, 2010, FCMC had no debt outstanding under the revolving line under its Licensing Credit Agreement with the Bank, which is shown in the Company’s financial statements as “Financing agreement.”
December Sale of Remaining Loans and Participation Interest in Unrestructured Debt with the Bank
In December 2010 (the December Transaction or the December Loan Sale), Bosco III, which is owned 50% by the Company’s Chairman and President, Thomas J. Axon, purchased principally charge-off first and subordinate lien loans sold by the Trust, which were the remaining loans (other than real estate owned properties) held by the Bank’s Trust, and also purchased from the Bank a 50% participation interest in each of the commercial loans to the Company covering that portion of the Company’s debt (the Unrestructured Debt) with the Bank. As of December 31, 2010, the Unrestructured Debt totaled approximately $39 million and is secured by approximately 740 loans, for which FCMC is the loan servicer, and certain Company entities are the beneficial owners. The Unrestructured Debt is subject to the original terms of the Company’s forbearance agreement with the Bank, as amended, which has an expiration date of September 30, 2011, and the Company’s 2004 master credit agreement with the Bank.
In conjunction with the December Transaction, FCMC entered into a servicing agreement with Bosco III for the servicing and collection of approximately $174 million of loans purchased by Bosco III of principally charge-off first and subordinate lien loans sold by the Trust and the Bank, which were the remaining loans (other than REO properties, the servicing of which has been terminated by the Bank effective March 24, 2011) held by the Bank’s Trust. The servicing fees for second lien mortgage loans are predominately based on the percentage of principal and interest collected, with a contingency rate dependent on the delinquency of the loan and a per unit monthly service fee for only those loans less than 30 days delinquent or in a bankruptcy status during the 90 day period following a bankruptcy filing. Otherwise, FCMC receives a monthly servicing fee per loan per month for first lien mortgage loans less than 120 days delinquent or in foreclosure or bankruptcy with the amount dependent upon loan status at the end of each month, a monthly fee for REO properties, a contingency fee for first lien mortgage loans equal to or more than 120 days delinquent and not in foreclosure or bankruptcy, resolution and disposition fees based on the unpaid principal balance of first lien mortgage loans collected from borrowers or gross proceeds from the sales of a properties, as applicable, in addition to various ancillary fees and reimbursement of certain third-party expenses. However, discussions are underway between the Bosco III investors and FCMC regarding a possible revision to the servicing agreement to have the fees consist principally of a percentage of principal and interest collected, in addition to various ancillary fees and reimbursement of certain third-party expenses. FCMC’s services may be terminated with respect to some or all of the assets without cause and without penalty on 30 days prior written notice.

FCMC also has one servicing contract between FCMC and certain Company entities for the loans collateralizing the Unrestructured Debt.
September 2010 Transaction
September 16, 2010 Agreement
On September 16, 2010, FCHC and its subsidiary, FCMC, entered into an agreement with the Bank, the Bank’s Trust, Thomas J. Axon, the Chairman and President of FCHC and FCMC, and Bosco II, an entity of which Mr. Axon is the sole member.
The agreement was entered into in connection with discussions regarding the then proposed sale to Bosco II (with approximately 95% of the funds provided by a third party lender) of all of the subordinate lien consumer loans (the “Subordinate Consumer Loans”) owned by the Trust and serviced by FCMC under an amended and restated servicing agreement dated as of August 1, 2010 (the “Servicing Agreement”). The conditions and transactions contemplated by the agreement, including the sale of the Subordinate Consumer Loans (the September Loan Sale) were consummated on September 22, 2010.
It was agreed that contemporaneously with the consummation of the September Loan Sale, and after obtaining the requisite agreement of syndicate members under the Legacy Credit Agreement, FCHC’s pledge of 70% of the outstanding shares of FCMC as security for the Legacy Credit Agreement would be released, in consideration of and subject to:
•	receipt of $4 million in cash at closing from FCMC to be applied to the amounts outstanding under the Legacy Credit Agreement;
•	payment by Bosco II to the Trust of approximately $650,000 as additional payment for the September Loan Sale, an amount equal to the servicing fees paid by the Trust to FCMC for FCMC’s servicing of the Trust’s portfolio during August 2010;
•	FCMC and Mr. Axon entering into an agreement (the “Deferred Payment Agreement”) providing that upon each monetizing transaction, dividend or distribution (other than the sale, restructuring or spin off of FCMC (each a “Proposed Restructuring”)) prior to March 20, 2019, they will be obligated to pay the lenders under the Legacy Credit Agreement 10% of the aggregate value (to be defined in the agreement) of the transaction, in excess of a threshold of $4 million of consideration in respect of such transaction; and,
•	the cash payment of $1 million by FCMC to release the mortgages on certain office and residential condominium units owned by FCMC (the “Real Estate”) pledged to the Bank under the Legacy Credit Agreement and the Licensing Credit Agreement (the “Real Estate Release Payment”); provided, however, that if by the closing of the September Loan Sale and the Proposed Restructuring, FCMC is unable to make such payment, FCMC will deliver in lieu of such cash payment a $1 million note payable on November 22, 2010, guaranteed by Mr. Axon’s Note. FCMC made the $1 million payment to the Bank prior to November 22, 2010, and the Bank released the Real Estate.

The Bank also agreed that, in consideration of its receipt of the above items and either the Real Estate Release payment or delivery of Mr. Axon’s Note upon closing, the EBITDA Payment described in the July 2010 Transaction among FCHC, FCMC, Mr. Axon, the Bank and the Trust would be waived.
Additionally, the agreement provided that:
•	the Trust will consent under the Servicing Agreement with FCMC to the change of control of FCMC resulting from the Proposed Restructuring and agree to eliminate any cross default provisions in the Servicing Agreement relating to defaults under the Legacy Credit Agreement;
•	the Bank and the requisite lenders will consent under the Legacy Credit Agreement to the change of control of FCMC resulting from the Proposed Restructuring and agree to waive any related defaults and amend the definition of Collateral and certain FCMC-related restrictive covenants; and,
•	FCMC and the Bank will amend the Licensing Credit Agreement to permit a change of control of FCMC resulting from the Proposed Restructuring and agree to eliminate any cross default provisions relating to defaults under the Legacy Credit Agreement and extend the letter of credit facility and the revolving facility under the Licensing Credit Agreement to September 30, 2011.
In the agreement, FCMC also waived any additional notice of the termination of the Servicing Agreement with respect to the Subordinate Consumer Loans, and any fees or other amounts in respect thereof with respect to any period from and after the closing of the September Loan Sale.
In consideration of Mr. Axon’s undertaking the obligations required of him under the agreement, and various guarantees and concessions previously provided by Mr. Axon for the Company’s benefit, the Company’s Audit Committee agreed, subject to specific terms to be negotiated with the Company and Mr. Axon, to the transfer to Mr. Axon of a number of shares of FCMC common stock currently held by FCHC representing 10% of FCMC’s outstanding shares, effective upon the closing of the September Loan Sale and the release of FCHC’s pledge of 70% of the outstanding shares of FCMC as security for the Legacy Credit Agreement.
September 22, 2010 Implementing Agreements
On September 22, 2010, FCHC and FCMC entered into various agreements implementing the transactions contemplated by the September 16, 2010 agreement (the “Implementing Agreements” or the September 2010 Transaction). On September 22, 2010, the letter agreement was superseded by the execution and delivery of an agreement, in a form and under terms substantially similar to the letter agreement, to implement the terms and conditions agreed to under the letter agreement.
Deferred Payment Agreement. On September 22, 2010, FCMC entered into the Deferred Payment Agreement with the Bank, in its capacity as Administrative Agent under the Legacy Credit Agreement, and Mr. Axon.
The Deferred Payment Agreement has a term expiring March 20, 2019, and provides that FCMC will pay to the Bank in respect of a qualifying transaction consummated during the term of the agreement an amount equal to ten percent of the aggregate value of the qualifying transaction minus $4 million.

Qualifying transactions, which do not include the Proposed Restructuring, would include transactions or series or combinations of related transactions involving any of:
•	sale of all or a portion of the assets (an “Asset Sale”) or the capital stock (a “Stock Sale”) of FCMC, whether any such sale is effected by FCMC, Mr. Axon, its then-current owners if such owners sell 30% or more of the fully diluted outstanding equity securities of FCMC, a third party or any combination of any of the foregoing;
•	any exchange or tender offer, merger, consolidation or other business combination involving FCMC;
•	any recapitalization, reorganization, restructuring or any other similar transaction including, without limitation, negotiated repurchases of FCMC’s securities, an issuer tender offer, a dividend or distribution, or a spin-off or split-off involving FCMC; and,
•	any liquidation or winding-down of FCMC, whether by FCMC, its then-current owners, a third party or any combination of any of the foregoing.
Qualifying transactions specifically exclude:
•	the issuance of shares under FCMC’s equity compensation plans to the extent that those issuances do not exceed 7% of the fully diluted outstanding securities of FCMC during the term of the Deferred Payment Agreement; and,
•	the sale, restructuring or spin off, which is subject to the Bank’s prior approval, by the Company of its ownership interests in FCMC.
In the event of a qualifying transaction, the aggregate value of the transaction will be:
•	in the case of a Stock Sale, the total consideration paid or payable to equity holders, or FCMC in the case of a new issuance. If a Stock Sale involves the acquisition of a majority of the fully diluted outstanding equity shares of FCMC, the total consideration will also include additional amounts reflecting FCMC’s indebtedness for borrowed money, net pension liabilities, to the extent they are under funded and deferred compensation liabilities, and be grossed up to the amount that would have been paid if all of the outstanding equity securities were acquired for the same per share consideration as that ascribed to the shares actually acquired; and,
•	in the case of an Asset Sale, the total consideration paid or payable for the assets. If an Asset Sale involves the sale of a material portion of the assets or business of FCMC, the total consideration will also include any assumed debt (including capitalized leases and repayment obligations under letters of credit), pension liabilities assumed, to the extent they are under funded, and deferred compensation liabilities assumed, the net book value of net current assets retained by FCMC and the fair market value of any other retained assets.
In any qualifying transaction, the aggregate value of the transaction will also include:
•	consideration paid or payable to FCMC and its equity holders in connection with the qualifying transaction for covenants not to compete and management or consulting arrangements (excluding reasonable salaries or wages payable under bona fide arrangements for actual services);
•	dividends or distributions declared, and payments by FCMC to repurchase outstanding equity securities, in either event, after the date of the Deferred Payment Agreement; and,
•	in any qualifying transaction, amounts payable pursuant to any earn out, royalty or similar arrangement will be included in the aggregate value of the transaction. If such amounts are contingent, the deferred payment in respect of the contingent amounts will be paid at the time the contingency is realized, provided that amounts payable pursuant to notes or an escrow arrangement will not be treated as contingent.

Additionally, pursuant to the Deferred Payment Agreement, Mr. Axon guaranteed prompt and full payment to the Bank of each required deferred payment when due.
Amendment to Legacy Credit Agreement. On September 22, 2010, subsidiaries of FCHC (other than FCMC) entered into an amendment to the Legacy Credit Agreement with the Bank. Various definitions, terms and FCMC-related covenants were amended to permit a change of control of FCMC as part of the Proposed Restructuring, to effectuate the release of the equity interests of FCHC in FCMC and release of the Real Estate (subject to payment in full of Mr. Axon’s Note since FCMC had elected to deliver Mr. Axon’s Note, which payment was made to the Bank and the Bank released the Real Estate), and to add the Deferred Payment Agreement as collateral under the Legacy Credit Agreement.
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
Amendment to Licensing Credit Agreement. On September 22, 2010, FCHC and FCMC entered into an amendment to the Licensing Credit Agreement with the Bank. Various definitions, terms and FCMC-related covenants were amended to permit a change of control of FCMC as part of the Proposed Restructuring, to effectuate the release of the Real Estate (subject to the agreement of the applicable administrative agents and the lenders to release the same pursuant to the terms of the Restructuring Agreements), eliminate any cross defaults resulting from any default under the Legacy Credit Agreement; permit incurrence of liabilities for indebtedness subject to the prior written consent of the Bank, which consent shall not be unreasonably withheld or delayed; and, eliminate the provision that FCMC shall, to the extent permitted by applicable law, no less frequently than semi-annually, within forty-five days after each June 30th and December 31st of each calendar year, make pro rata dividends, distributions and payments to FCMC’s stockholders and the Bank under the Legacy Credit Agreement. In addition the Licensing Credit Agreement and the revolving loan and credit facilities thereunder were extended to September 30, 2011.
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

July 2010 Transaction
On July 16, 2010, FCHC and its servicing business subsidiary, FCMC, entered into a letter agreement (the Letter Agreement) with the Bank, the Trust and, for certain limited purposes, Mr. Axon. The Letter Agreement was entered into in connection with and in anticipation of the July Loan Sale, of substantially all of the first-lien residential mortgage loans serviced by FCMC under the Legacy Servicing Agreement.
The July Loan Sale, effective July 1, 2010, closed on July 20, 2010 (the “July Loan Sale Closing Date”) and, on July 20, 2010, the July Loan Sale purchaser (the Purchaser) entered into a loan servicing agreement with FCMC (the Loan Sale Servicing Agreement), pursuant to which FCMC continues to service approximately 75% of the first-lien residential mortgage loans acquired by Purchaser in the July Loan Sale (effective October 1, 2010, 25% of the loans acquired were transferred by the Purchaser to its affiliate, which was an event that had been planned by the Purchaser at acquisition). Approximately 3,300 residential mortgage loans, consisting principally of first-lien mortgage loans, were included in the July Loan Sale.
The Letter Agreement included terms amending, or committing the Bank, FCMC, the Company, and related parties to amend certain of the Restructuring Agreements entered into in connection with the Company’s Restructuring with the Bank on March 31, 2009, including the existing relationships under the Legacy Servicing Agreement, the Legacy Credit Agreement, and the Licensing Credit Agreement, and FCMC to commit to make certain payments to the Bank. Additionally, the Letter Agreement set forth certain mutual commitments of the parties with respect to the Company’s consideration of a restructuring or spin-off of its ownership of FCMC, as well as certain guaranties of Mr. Axon, the Chairman and President of the Company and FCMC.
Letter Agreement with the Bank. Under the Letter Agreement with the Bank:
•	FCMC made a $1 million payment to the Bank as reimbursement for certain expenses of the Bank in connection with the July Loan Sale;
•	FCMC released all claims under the Legacy Servicing Agreement as of the loan sale date (other than those for unpaid servicing advances for services incurred prior to June 30, 2010) with respect to the loans sold in the July Loan Sale;
•	FCMC refunded to the Trust an estimated $400,000 for servicing fees paid in advance to FCMC under the Legacy Servicing Agreement in respect of July 2010 to the extent attributable to the loans sold in the July Loan Sale;
•	the Legacy Servicing Agreement was terminated as to the loans sold, except with respect to FCMC’s obligations to assist in curing documentary issues or deficiencies relating to the loans sold; and,
•	FCMC and the Trust entered into an amended and restated servicing agreement (the New Trust Servicing Agreement or Servicing Agreement) on July 30, 2010 and effective August 1, 2010, relating to the servicing of the loans and real estate properties previously serviced under the Legacy Servicing Agreement, other than those sold in the July Loan Sale (see below). (On December 22, 2010, the Bank terminated the New Trust Servicing Agreement and the servicing of all assets by FCMC for the Trust (which as of December 31, 2010 consisted of only REO assets) effective March 24, 2011.)

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
Loan Sale Servicing Agreement with Purchaser. On July 20, 2010, but effective as of July 1, 2010, FCMC entered into a loan servicing agreement with the third-party Purchaser, pursuant to which FCMC provides servicing for the loans acquired by the Purchaser in the July Loan Sale. The Purchaser, which is now the second largest servicing client of FCMC, has the right to terminate the servicing of any of such loans without cause upon ninety (90) calendar days prior written notice, subject to the payment of a termination fee for each such loan terminated. Pursuant to the Loan Sale Servicing Agreement, FCMC services the loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry.
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
Potential Restructuring. In the July 2010 Transaction, which was amended and modified in part by the September 2010 Transaction described above, the parties agreed that in connection with a potential restructuring (the Potential Restructuring), if the Potential Restructuring is acceptable to the Bank and the required lenders, in each party’s sole discretion, and the Potential Restructuring does not result in material tax, legal, regulatory, or accounting impediments or issues for Franklin Holding or FCMC, then:
•	the Bank would use its reasonable efforts to assist Franklin Holding and FCMC in connection with such Potential Restructuring in obtaining the approval of the required lenders for the Potential Restructuring and consenting to any change of control in connection with the Potential Restructuring to the extent required under the Legacy Credit Agreement, and FCMC or Franklin Holding would reimburse and hold the Bank and the required lenders harmless from any reasonable expense incurred by them in connection with any such Potential Restructuring;

•	FCMC would make semi-annual payments to the Bank under the Legacy Credit Agreement (the EBITDA Payment) equal to (i) 50% of FCMC’s EBITDA, in accordance with GAAP, for each period for the first 18 months from the July Loan Sale Closing Date, and (ii) 70% of FCMC’s GAAP EBITDA for each period thereafter, up to a maximum aggregate of $3 million. The EBITDA Payment obligation, which was never triggered, was terminated and cancelled pursuant to the September 2010 Transaction;
•	Thomas J. Axon’s existing personal guaranty to the Bank would be extended to the EBITDA Payment pursuant to an amendment to the guarantee, which will also provide that to the extent that the EBITDA Payment in respect of any period is less than $500,000, Mr. Axon will pay such shortfall. Mr. Axon’s obligations pursuant to the guaranty would be secured and continue to be secured by the collateral he had pledged to the Bank on March 31, 2009; and,
•	any payments by FCMC or Mr. Axon in respect of the EBITDA Payment would go to reduce the obligation of the other in respect of the obligations to make such payment, or the guaranty in respect of such payment, as the case may be; and, any payments in respect of the EBITDA Payments, and application of payments to the Bank in respect of distributions by FCMC to its stockholders, would each serve as a credit against the other, which could have the effect of reducing the impact of the $3 million maximum amount of the EBITDA Payments otherwise payable as described above. (These obligations, which were never triggered, were terminated and cancelled, and Mr. Axon’s collateral has been released by the Bank, pursuant to the September 2010 Transaction.)
New Trust Servicing Agreement. On July 30, 2010, FCMC entered into the New Trust Servicing Agreement for the loans and real estate properties not sold by the Trust, effective August 1, 2010, with the Trust to replace the servicing agreement (the Legacy Servicing Agreement) that had been entered into with the Trust as part of the Company’s March 31, 2009 Restructuring with the Bank.
The New Trust Servicing Agreement, which contains terms that are generally similar to those included in FCMC’s Legacy Servicing Agreement does, however, include the following material changes: (i) the servicing fees for the second lien mortgage loans (which on September 22, 2010 were terminated from the New Trust Servicing Agreement and sold to Bosco II in the September Loan Sale) are based predominately on the percentage of principal and interest collected and a per unit monthly service fee only for contractually performing loans and loans in the early stages of bankruptcy, (ii) the servicing fees for the first lien mortgages and REO properties not sold to the Purchaser are based on a fee schedule from the Loan Sale Servicing Agreement FCMC had entered into with Purchaser (as described above), (iii) the New Trust Servicing Agreement is terminable without penalty and without cause on 90 days prior written notice, or 30 days prior written notice in connection with a sale of some or all of the assets by the Trust, (iv) the consent process for hiring vendors was replaced with a general restriction that vendors may not be engaged to perform a substantial portion of the primary day-to-day servicing obligations of FCMC, (v) minimum gross collection targets that could have triggered a termination of the agreement were removed, and (vi) the restrictions on entering into new servicing agreements that could reasonably likely impair the ability of FCMC to perform its obligations were eliminated. On December 22, 2010, the Bank terminated the New Trust Servicing Agreement and the servicing of all assets by FCMC for the Trust (which as of December 31, 2010 consisted of only REO assets) effective March 24, 2011. On March 24, 2011, the Bank notified FCMC that its servicing of the remaining real estate owned assets was extended through April 30, 2011.

Restructuring Agreements with Lead Lending Bank
Forbearance Agreements with Lead Lending Bank
Prior to the March 31, 2009 Restructuring Agreements that we entered into with Huntington, our indebtedness was governed by forbearance agreements and prior credit agreements with Huntington. Effective as of March 31, 2009, all of our borrowings, with the exception of the Unrestructured Debt in the current amount of $39.0 million, are governed by credit agreements entered into as part of the Restructuring Agreements. The Unrestructured Debt remains subject to the original terms of the Forbearance Agreement entered into with the Bank in December 2007 and subsequent amendments thereto and the Company’s 2004 master credit agreement with Huntington. On April 20, August 10, and November 13, 2009, March 26 June 28, and November 19, 2010, and January 7, 2011, the Bank extended the term of forbearance period, which is now until September 30, 2011.
The Bank has agreed to forbear with respect to any defaults past or present with respect to any failure to make scheduled principal and interest payments to the Bank (“Identified Forbearance Default”) relating to the Unrestructured Debt. The Bank, absent the occurrence and continuance of a forbearance default other than an Identified Forbearance Default, has agreed not to initiate collection proceedings or exercise its remedies in respect of the Unrestructured Debt or elect to have interest accrue at the stated rate applicable after default. FCMC is not obligated to the Bank with respect to the Unrestructured Debt and any references to FCMC in the Company’s 2004 master credit agreement governing the Unrestructured Debt have been amended to refer to Franklin Asset.
Upon expiration of the forbearance period, in the event that the Unrestructured Debt with the Bank remains outstanding (currently $39.0 million), the Bank, with notice, has the right to call an event of default under the Legacy Credit Agreement, but not the Licensing Credit Agreement and the Servicing Agreement, which do not include cross-default provisions that would be triggered by such an event of default under the Legacy Credit Agreement. The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets and stock of FCMC (except for a second-priority lien of the Bank on $7.5 million of cash collateral held as security under the Licensing Credit Agreement).
March 2009 Restructuring
On March 31, 2009, Franklin Holding, and certain of its direct and indirect subsidiaries, including Franklin Credit Management Corporation and Tribeca Lending Corp., entered into a series of agreements (collectively, the Restructuring Agreements) with the Bank, successor by merger to Sky Bank, pursuant to which the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, and approximately 83% of the Portfolio was transferred to Huntington Capital Financing, LLC (the REIT), a real estate investment trust wholly-owned by the Bank.
The Restructuring did not include a portion of the Company’s debt (the Unrestructured Debt), which as of March 31, 2009 totaled approximately $40.7 million. The Unrestructured Debt is subject to the original terms of the Company’s Forbearance Agreement entered into with the Bank in December 2007 and subsequent amendments thereto and the Company’s 2004 master credit agreement, as described above.
The Company’s forbearance agreements that had been entered into with the Bank were, except for approximately $39.0 million of the Company’s debt outstanding (the Unrestructured Debt) at December 31, 2010, replaced effective March 31, 2009 by the Restructuring Agreements.

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
For a description of the March 2009 Restructuring Agreements, see Note 12 to the Consolidated Financial Statements.
Interest Rate Swaps
At December 31, 2010, the Company had $390 million, notional amount, of interest rate swaps outstanding.
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
In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, with an aggregate notional amount of $390 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the Tranche A debt owed to the Bank, which at December 31, 2010 amounted to $709.0 million, has been paid in full.
The unamortized balance of derivative losses in the amount of $24.0 million, as a result of the Company electing to cease hedge accounting as of December 31, 2008, is amortized to interest expense over time. The amount amortized during the twelve months ended December 31, 2010 was $9.2 million, which increased our interest expense. The balance of unamortized derivative losses at December 31, 2010 was $3.2 million.
The following table presents the notional and fair value amounts of the interest rate swaps outstanding at December 31, 2010.

				Estimated Fair
Notional Amount	Term	Maturity Date	Fixed Rate	Value*
$275,000,000	3 years	March 5, 2011	3.47%	$(3,000,994)
70,000,000	3 years	March 5, 2011	3.11%	(361,594)
45,000,000	4 years	March 5, 2012	3.43%	(1,559,787)

$390,000,000				$(4,922,375)

*	Determined in accordance with Topic 820, Fair Value Measurements and Disclosures, based upon a “Level 2” valuation methodology.

In addition, on January 25, 2011, the Bank declared an early termination of all remaining swaps due to a failure of the Company to make payments due under the swap agreements, which payment defaults were occasioned by insufficient funds available under the Legacy Credit Agreement as a direct result of the loss of cash flow attributable to the July, September and December loan sales by the Bank’s Trust and suspension of dividends by its REIT. The early termination fee payable by the Company (but not FCMC) to the Bank is $6.5 million, which the Company will be unable to pay. It is anticipated that the Company’s liability (which is not a liability of FCMC) for the swap termination fee will be payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the amount of debt designated as Tranche A debt owed to the Bank has been paid in full, which at December 31, 2010 amounted to $709.0 million. See Note 20 to the Consolidated Financial Statements.
Safe Harbor Statement
Statements contained herein and elsewhere in this Annual Report on Form 10-K that are not historical fact may be forward-looking statements regarding the business, operations and financial condition of Franklin Credit Holding Corporation (“Franklin Holding,” and together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our” unless otherwise specified or the context otherwise requires) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, changes in the level of growth in the finance and housing markets, such as slower or negative home price appreciation and economic downturns or other adverse events in certain states; (ii) the Company’s ability to continue as a going concern; (iii) the Company’s relations with the Company’s lenders and such lenders’ willingness to waive any defaults under the Company’s agreements with such lenders; (iv) the Company’s ability to obtain renewals of its loans or alternative refinancing opportunities; (v) the availability of or ability to retain as clients third parties holding distressed mortgage debt for servicing by the Company on a fee-paying basis; (vi) changes in the statutes or regulations applicable to the Company’s business or in the interpretation and enforcement thereof by the relevant authorities; (vii) the status of the Company’s regulatory compliance; (viii) the risk that legal proceedings could be brought against the Company which could adversely affect its financial results; (ix) the Company’s ability to adapt to and implement technological change; (x) the Company’s ability to attract and retain qualified employees; (xi) our failure to reduce quickly overhead and infrastructure costs in response to a reduction in revenue and (xii) other risks detailed from time to time in the Company’s SEC reports and filings. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company’s filings with the SEC, including, but not limited to, those factors discussed under the captions “Risk Factors,” “Interest Rate Risk” and “Real Estate Risk” in this Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, real estate, delinquency and default risks of the loans that we service for third parties, the loans and real properties in the Portfolio (although approximately 83% of the Portfolio transferred to the Bank’s REIT, for accounting purposes up to the effective dates of the Loan Sales and December Loan Sale, has been treated as a financing under GAAP and remained on the Company’s balance sheet), and changes in corporate tax rates. A material change in these rates or risks could adversely affect our operating results and cash flows.
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
The Company’s consolidated operating results depend in large part on differences between the interest and dividends earned on its assets and the interest paid on its borrowings. Most of the Company’s earning assets, consisting as of September 30, 2010 primarily of REIT Securities (principally preferred stock) generate fixed returns and have remaining contractual maturities in excess of five years. Our borrowings are based on one-month LIBOR. As of December 31, 2010, due to the Loan Sales and December Loan Sale, the interest and dividend income from our remaining assets, principally the REIT securities, is based on a fixed rate, while the interest cost of our borrowings is principally based on a variable rate, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. In addition, the Company’s interest-bearing liabilities as of December 31, 2010 greatly exceed the remaining interest-earning assets. Consequently, changes in interest rates, particularly short-term interest rates, will continue to significantly impact our net interest and dividend income and, therefore, net income. Until the termination of our swaps by the Bank on January 25, 2011, we used from time to time interest-rate derivatives, essentially interest-rate swaps, to hedge our interest rate exposure by converting a portion of our highly interest-sensitive borrowings from variable-rate payments to fixed-rate payments. Based on approximately $749.1 million of unhedged interest-rate sensitive borrowings outstanding at December 31 2010, a 1% instantaneous and sustained increase in one-month LIBOR could have increased quarterly interest expense by as much as approximately $1.9 million, pre-tax, during the remaining terms of the Company’s swap agreements, which would have negatively impacted our quarterly after-tax net income or loss. Due to our liability-sensitive balance sheet, increases in these rates will decrease both net income, or increase net loss, and the market value of our net assets.

Due to the termination by the Bank of the Company’s remaining interest rate swaps in January 2011, all of the our interest rate sensitive borrowings are unhedged and an increase in interest rates will result in an increase in our interest expense without any offset for payments on the terminated interest rate swaps. Therefore, a 1% instantaneous and sustained increase in one-month LIBOR would have the effect of increasing quarterly interest expense in the future by approximately $2.8 million, pre-tax. See “Borrowings” and Note 20 to the Consolidated Financial Statements.
Real Estate Risk
Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions, which may be adversely affected by industry slowdowns and other factors, and local real estate conditions (such as the supply of housing or the rapid increase in home values). Decreases in property values reduce the value of the collateral and the potential proceeds available to borrowers to repay their mortgage loans, which could cause the value of our remaining investments in Mortgage loans and real estate held for sale and the Investment in trust certificates not carried at cost to decrease and our servicing revenues to decline.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this Item are included herein, beginning on page F-2 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chairman and Principal Executive Officer, Chief Financial Officer and Controller, as appropriate, to allow timely decisions regarding disclosure.
As of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K, the Company’s management, including the Company’s Chairman and Principal Executive Officer, Chief Financial Officer and Controller, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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
With the participation of the Principal Executive Officer, the Chief Financial Officer and the Controller, our management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2010 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.
During the quarter ended December 31, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
On March 10, 2011, Franklin Holding and FCMC, following discussions with the Bank, requested amendments to and consents under certain agreements with the Bank including, among other items:
(1)	that the financial covenant that Franklin Holding and FCMC maintain a net income before taxes (“Net Income Before Taxes”) of not less than $800,000 as of the end of each calendar month for the most recently ended twelve consecutive month period under the Licensing Credit Agreement be deleted;
(2)	that the maturity date under the Licensing Credit Agreement be extended from September 30, 2011 to September 30, 2012;
(3)	that the Bank eliminate Franklin Holding as a guarantor and release, cancel and discharge the limited recourse guarantee of Franklin Holding under the Legacy Credit Agreement; and,
(4)	that the Bank release, cancel and discharge FCMC and Franklin Holding from any liability under any interest rate hedge agreements (including interest rate swap transactions and ISDA master agreements) entered into with the Bank.
Although officers at the Bank have indicated that the amendments and consents should be able to be accomplished in the next few months, subject to the approval of its loan committee and participating lenders (to the extent applicable), there can be no assurance that the Bank will amend the agreements or provide consents, as was requested.
On March 28, 2011, as a temporary measure, Franklin Holding and FCMC entered into an agreement with the Bank that provides for a limited waiver of the financial covenant of Franklin Holding and FCMC under the Licensing Credit Agreement, for the period through and including September 30, 2011, related to the failure to maintain the minimum level of Net income before taxes.

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
The other information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2010, the Company’s most recent fiscal year, and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2011, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 11.	EXECUTIVE COMPENSATION
Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2010, the Company’s most recent fiscal year, and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2011, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table shows compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, as of December 31, 2010.

Number of securities
remaining available for
	Number of securities to	Weighted average	future issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	229,000	$3.64	521,000
Equity compensation plans not approved by security holders	—	—	—

Total	229,000	$3.64	521,000

The other information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2010, the Company’s most recent fiscal year, and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2011, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2010, the Company’s most recent fiscal year, and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2011, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2010, the Company’s most recent fiscal year, and is incorporated herein by reference. If such proxy statement is not filed on or before April 30, 2011, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

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

10.4
Employment Agreement, effective as of March 28, 2005, between the Registrant and Paul D. Colasono. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Commission on May 16, 2005 (the “First Quarter 10-Q”). (†)

10.5	Restricted Stock Grant Agreement, dated as of April 13, 2005, between the Registrant and Paul D. Colasono. Incorporated by reference to Exhibit 10.2 to the First Quarter 10-Q. (†)

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

Exhibit
Number
10.8
Assignment and Assumption of Lease Landlord Consent and Lease Modification Agreement, dated as of February 22, 2007, among The New York Mortgage Company, LLC, Tribeca Lending Corp., and First States Investors 5200 LLC. Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Commission on April 2, 2007.

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

10.24
ISDA Master (Swap) Agreement between the Registrant and the Huntington National Bank, dated as of February 27, 2008 and the Schedule thereto. Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Commission on April 2, 2007.

10.25
Joinder and Amendment No.1 to Forbearance Agreement, dated as of March 31, 2008, by and among the borrowers listed on Schedule 1 thereto, Franklin Credit Management Corporation and The Huntington National Bank. Incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Commission on May 15, 2008.

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

10.56
First Amendment to Loan Servicing Agreement, dated as of February 27, 2009, by and between Franklin Credit Management Corporation and Bosco Credit, LLC. Incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K for the annual period ended December 31, 2008, filed with the Commission on April 10, 2009.

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

10.76
Amendment No.4 to First Amended and Restated Forbearance Agreement and Amendment to Credit Agreements, effective as of March 26, 2010, by and among the Registrant, Franklin Credit Asset Corporation, Flow 2006 F Corp., FCMC 2006 M Corp., FCMC 2006 K Corp. and The Huntington National Bank. Incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the annual period ended December 31, 2009, filed with the Commission on March 31, 2010.

10.77
Amendment No.1 to Amended and Restated Credit Agreement (Licensing) by and among Franklin Credit Management Corporation and Franklin Credit Holding Corporation as Borrowers, the Financial Institutions Party hereto as Lenders, and the Huntington National Bank, as Administrative Agent, dated March 26, 2010. Incorporated by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the annual period ended December 31, 2009, filed with the Commission on March 31, 2010.

10.78
Employment Agreement, effective as of January 11, 2010, between Franklin Credit Management Corporation and Jimmy Yan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, filed with the Commission on May 17, 2010. (†)

Exhibit
Number
10.79
Employee Restricted Stock Grant Agreement, dated as of January 11, 2010, between the Registrant and Jimmy Yan. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, filed with the Commission on May 17, 2010. (†)

10.80
Amendment No.1 to Amended and Restated Credit Agreement and Replacement of Schedule to Amended and Restated Security Agreement by and among Franklin Credit Asset Corporation, Tribeca Lending Corp., Franklin Asset, LLC and the Other Borrowers Party thereto as Borrowers, the Financial Institutions Party thereto as Lenders, and the Huntington National Bank, as Administrative Agent, dated June 11, 2010. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the Commission on August 16, 2010.

10.81
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

10.82
Letter Agreement, dated July 16, 2010, by and among The Huntington National Bank, Franklin Mortgage Asset Trust 2009-A, the Registrant, Franklin Credit Management Corporation and, solely for the purposes of paragraph 5 thereof, Thomas J. Axon. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 22, 2010.

10.83
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

10.84
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

10.85
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

10.86
Letter Agreement, dated September 16, 2010, by and among The Huntington National Bank, Franklin Mortgage Asset Trust 2009-A, the Registrant, Franklin Credit Management Corporation, Bosco Credit II, LLC and Thomas J. Axon. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

Exhibit
Number
10.87
Restructure Agreement, dated September 22, 2010, by and among The Huntington National Bank, Franklin Mortgage Asset Trust 2009-A, the Registrant, Franklin Credit Management Corporation, Bosco Credit II, LLC and Thomas J. Axon. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

10.88
First Amendment to Limited Recourse Guaranty, dated September 22, 2010, by and between the Registrant and The Huntington National Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

10.89
Letter from The Huntington National Bank to the Registrant and Franklin Credit Management Corporation regarding the EBITDA Payment. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

10.90
Promissory Note of Franklin Credit Management Corporation, dated September 22, 2010. Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

10.91
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

10.92
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

10.93
Release, Cancellation and Discharge of Limited Recourse Guaranty of Franklin Credit Management Corporation dated September 22, 2010. Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

10.94
First Amendment to Amended and Restated Pledge Agreement, dated September 22, 2010, by and between the Registrant and The Huntington National Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

10.95
Amendment Number One to Servicing Agreement, entered into on September 22, 2010, by and between Franklin Mortgage Asset Trust 2009-A and Franklin Credit Management Corporation. Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

10.96
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

Exhibit
Number
10.97
Deferred Payment Agreement, dated September 22, 2010, by and among The Huntington National Bank, as Administrative Agent under the Legacy Credit Agreement, Franklin Credit Management Corporation and Thomas J. Axon. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010.

10.98
Amendment No. 6 to First Amended and Restated Forbearance Agreement and Amendment to Credit Agreements, effective as of September 30, 2010, by and among the Registrant, Franklin Credit Asset Corporation, Flow 2006 F Corp., FCMC 2006 M Corp., FCMC 2006 K Corp. and The Huntington National Bank. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 23, 2010.

10.99
Amendment No. 7 to First Amended and Restated Forbearance Agreement and Amendment to Credit Agreements, dated January 7, 2011 and effective as of December 31, 2010, by and among the Registrant, Franklin Credit Asset Corporation, Flow 2006 F Corp., FCMC 2006 M Corp., FCMC 2006 K Corp. and The Huntington National Bank. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 11, 2011.

10.100	*
Limited Waiver, dated as of March 28, 2011, by and among The Huntington National Bank, as Administrative Agent, the Registrant and Franklin Credit Management Corporation, under the Amended and Restated Credit Agreement (Licensing) dated as of March 31, 2009, as amended.

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

March 30, 2011	FRANKLIN CREDIT HOLDING CORPORATION
	By:	/s/ THOMAS J. AXON
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. AXON Thomas J. Axon	President and Chairman of the Board (Principal Executive Officer)	March 30, 2011

/s/ PAUL D. COLASONO Paul D. Colasono	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2011

/s/ KIMBERLEY SHAW Kimberley Shaw	Senior Vice President and Treasurer (Controller)	March 30, 2011

/s/ MICHAEL BERTASH Michael Bertash	Director	March 30, 2011

/s/ FRANK EVANS Frank Evans	Director	March 30, 2011

/s/ STEVEN LEFKOWITZ Steven Lefkowitz	Director	March 30, 2011

/s/ ALLAN R. LYONS Allan R. Lyons	Director	March 30, 2011

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee of the Board of Directors and Stockholders of
Franklin Credit Holding Corporation
We have audited the accompanying consolidated balance sheets of Franklin Credit Holding Corporation and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficit, comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Credit Holding Corporation and Subsidiaries, as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements for the years ended December 31, 2010 and 2009 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from this uncertainty.
/s/ Marcum LLP
Marcum llp
New York, New York
March 30, 2011

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Cash and cash equivalents	$12,640,619	$15,963,115
Restricted cash	2,407,194	2,611,640
Investment in REIT securities	477,316,409	477,316,409
Investment in trust certificates at fair value	1,505,978	69,355,735
Mortgage loans and real estate held for sale	7,500,863	345,441,865
Notes receivable held for sale, net	2,857,312	3,575,323
Accrued interest receivable	28,245	41,337
Deferred financing costs, net	6,923,169	7,287,536
Other receivables	3,463,029	3,233,676
Building, furniture and equipment, net	1,038,152	1,529,418
Income tax receivable	—	5,592,370
Other assets	2,633,072	692,730

Total assets	$518,314,042	$932,641,154

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Liabilities:
Notes payable, net of debt discount of $181,616 in 2010 and $191,511 in 2009	$1,340,838,509	$1,367,199,323
Financing agreement	—	1,000,000
Nonrecourse liability	7,500,863	345,441,865
Accounts payable and accrued expenses	9,454,136	4,466,779
Derivative liabilities, at fair value	4,922,375	13,144,591
Income tax payable	274,266	—
Terminated derivative liability	8,200,000	8,200,000

Total liabilities	1,371,190,149	1,739,452,558

Commitments and Contingencies

Stockholders’ (Deficit):
Preferred stock, $.001 par value; authorized 3,000,000; issued — none	—	—
Common stock and additional paid-in capital, $.01 par value, 22,000,000 authorized shares; issued 8,034,795 and outstanding 8,028,795 at December 31, 2010, and issued 8,017,795 and outstanding 8,011,795 at December 31, 2009	20,588,782	22,067,763
Noncontrolling interest in subsidiary	3,174,632	1,657,275
Accumulated other comprehensive (loss)	(3,140,312)	(12,310,764)
Retained (deficit)	(873,499,209)	(818,225,678)

Total stockholders’ (deficit)	(852,876,107)	(806,811,404)

Total liabilities and stockholders’ (deficit)	$518,314,042	$932,641,154

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
REVENUES:
Interest income	$27,167,218	$58,098,774
Dividend income	21,258,599	32,020,353
Purchase discount earned	—	392,127
Gain on recovery from contractual loan purchase rights	—	30,550,000
(Loss) on mortgage loans and real estate held for sale	—	(282,593,653)
(Loss) on valuation of investments in trust certificates and notes receivable held for sale	—	(62,651,940)
Fair valuation adjustments	(16,039,196)	(27,221,418)
Gain on sale of other real estate owned	—	374,344
Servicing fees and other income	9,360,021	6,276,769

Total revenues	41,746,642	(244,754,644)

OPERATING EXPENSES:
Interest expense	69,426,256	74,279,677
Collection, general and administrative	26,892,286	40,269,046
Provision for loan losses	—	169,479
Amortization of deferred financing costs	364,367	536,896
Depreciation	598,735	646,410

Total expenses	97,281,644	115,901,508

(Loss) before provision for income taxes	(55,535,002)	(360,656,152)
Income tax (benefit)	(262,447)	(2,839,516)

Net (loss)	(55,272,555)	(357,816,636)
Net income attributed to noncontrolling interest	976	267,519

Net (loss) attributed to common stockholders	$(55,273,531)	$(358,084,155)

NET (LOSS) PER COMMON SHARE:
Basic and diluted	$(6.89)	$(44.74)

WEIGHTED AVERAGE NUMBER OF SHARES
Outstanding, basic and diluted	8,020,016	8,003,420

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
YEARS ENDED DECEMBER 31, 2010 AND 2009

				Accumulated
	Common Stock and		Noncontrolling	Other	Retained
	Additional Paid-in Capital		Interest	Comprehensive	(Deficit)/
	Shares	Amount	in Subsidiary	Loss	Earnings	Total
BALANCE, JANUARY 1, 2009	8,024,295	$23,383,120	$—	$(27,753,436)	$(460,141,523)	$(464,511,839)

Stock-based compensation	(12,500)	170,633	—	—	—	170,633
Initial transfer of noncontrolling interest in subsidiary	—	(1,710,490)	1,710,490	—	—	—
Net income attributed to noncontrolling interest	—	—	267,519	—	—	267,519
Non-dividend distribution	—	224,500	(224,500)	—	—	—
Noncontrolling interest distribution	—	—	(96,234)	—	—	(96,234)
Amortization — unrealized loss on derivatives	—	—	—	15,442,672	—	15,442,672
Net (loss) attributed to common shareholders	—	—	—	—	(358,084,155)	(358,084,155)

BALANCE, DECEMBER 31, 2009	8,011,795	$22,067,763	$1,657,275	$(12,310,764)	$(818,225,678)	$(806,811,404)

Stock-based compensation	17,000	37,400	—	—	—	37,400
Additional 10% transfer of noncontrolling interest in subsidiary	—	(1,516,381)	1,516,381	—	—	—
Net income attributed to noncontrolling interest	—	—	976	—	—	976
Amortization — unrealized loss on derivatives	—	—	—	9,170,452	—	9,170,452
Net (loss) attributed to common shareholders	—	—	—	—	(55,273,531)	(55,273,531)

BALANCE, DECEMBER 31, 2010	8,028,795	$20,588,782	$3,174,632	$(3,140,312)	$(873,499,209)	$(852,876,107)

For the year ended December 31, 2010, the total comprehensive loss amounted to $46.1 million, which was comprised of the net loss of $55.3 million and amortization of the unrealized loss on derivatives of $9.2 million. For the year ended December 31, 2009, the total comprehensive loss amounted to $342.7 million, which was comprised of the net loss of $358.1 million and amortization of the unrealized loss on derivatives of $15.4 million.
See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) attributed to common shareholders	$(55,273,531)	$(358,084,155)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Gain on sale of other real estate owned	—	(374,344)
Depreciation	598,735	646,410
Amortization of deferred costs and fees on originated loans, net	—	48,215
Loss on mortgage loans and real estate held for sale	—	282,593,653
Fair valuation adjustments	16,039,196	27,221,418
Loss on valuation of investment in trust certificates and notes receivable held for sale	—	62,651,940
Principal collections on mortgage loans and real estate held for sale, net	16,915,671	40,494,363
Paid in kind interest	41,940,128	24,750,648
Proceeds from the sale of investment in trust certificates	44,740,727	—
Proceeds from the sale of mortgage loans and real estate held for sale	240,035,930	49,645,962
Reductions of nonrecourse liability, net	(250,073,999)	(96,881,591)
Amortization of deferred financing costs	364,367	536,896
Amortization of debt discount	9,895	14,465
Stock-based compensation	37,400	170,633
Purchase discount earned	—	(392,127)
Provision for loan losses	—	169,479
Noncontrolling interest in subsidiary	976	267,519
Changes in operating assets and liabilities:
Accrued interest receivable	13,092	1,435,434
Other receivables	(229,353)	3,794,658
Income tax receivable	5,592,370	(3,465,780)
Other assets	(1,940,342)	(185,269)
Taxes payable	274,266	—
Accounts payable and accrued expenses	4,987,357	(10,590,092)
Derivative liabilities and accumulated other comprehensive (loss)	948,236	833,828
Terminated derivate liability	—	8,200,000

Net cash provided by operating activities	64,981,121	33,502,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	204,446	25,279,066
Principal collections on notes receivable	910,243	11,424,215
Principal collections on loans held for investment	—	5,857,079
Proceeds from sale of other real estate owned	—	19,227,015
Purchase of building, furniture and fixtures	(107,469)	(6,201)

Net cash provided by investing activities	1,007,220	61,781,174

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of notes payable	(62,310,837)	(97,447,754)
Repayment of notes payable	(6,000,000)	(2,245,000)
Proceeds from financing agreements	—	2,017,052
Principal payments of financing agreements	(1,000,000)	(2,975,063)
Dividend distribution	—	(96,234)

Net cash used in financing activities	(69,310,837)	(100,746,999)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,322,496)	(5,463,662)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,963,115	21,426,777

CASH AND CASH EQUIVALENTS, END OF YEAR	$12,640,619	$15,963,115

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for interest	$19,512,721	$45,118,607

Cash payments for taxes	$371,611	$889,192

NON-CASH INVESTING AND FINANCING ACTIVITY:

Transfers to other real estate owned	$—	$20,566,414

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
1. BASIS OF PRESENTATION AND BUSINESS
As used herein, references to the “Company,” “Franklin Holding,” “we,” “our” and “us” refer to Franklin Credit Holding Corporation (“FCHC”), collectively with its subsidiaries; and, references to “FCMC” refers to Franklin Credit Management Corporation, the Company’s servicing business subsidiary. References to “Bosco I,” “Bosco II” and “Bosco III” refer to Bosco Credit I, Bosco Credit II and Bosco Credit III, respectively, each of which is a related-party entity.
Description of the Company’s Business
Except for the mortgage servicing business conducted through FCMC, the business activities of Franklin Credit Holding Corporation and its subsidiary companies following Franklin’s December 2008 corporate reorganization (the “Reorganization”) and the March 2009 debt restructuring (the “Restructuring”) have principally consisted of making payments on the legacy indebtedness due to The Huntington National Bank (the “Bank” or “Huntington”). Payments made on the Company’s legacy indebtedness (referred to as the Legacy Debt) are generally limited to the cash flows received from the Bank’s trust in accordance with the March 2009 Restructuring, described below, and from the dividends received form the preferred stock investment in the Bank’s real estate investment trust (the “Bank’s REIT” or the “REIT”). As a result of the loan sales by the Bank’s trust in the third quarter of 2010, the remaining principal source of payments on the legacy indebtedness is the dividend on the investment in preferred stock in the Bank’s REIT, which was not declared or paid in the third and fourth quarters of 2010.
As a result of the non-payment of dividends on the Company’s investment in preferred stock of the Bank’s REIT (the “REIT Securities”), the Company’s revenue loss for the third and fourth quarters of 2010 was approximately $21 million (pre-tax). The nonpayment of dividends for the six months ended December 31, 2010 resulted in an increase in the Company’s stockholders’ deficit for the six months ended December 31, 2010. In February 2011, the Company was advised that the REIT board in February 2011 declared dividends on the REIT Securities for the two quarterly periods ended December 31 and September 30, 2010, and also declared a dividend for the full year of 2011. The Company was advised that these declared dividends would be paid one business day after the dividends are approved by the Bank’s regulator. See Note 20.
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
On December 28, 2007, the Company entered into a series of agreements (the “Forbearance Agreements”) with the Bank whereby the Bank agreed to restructure approximately $1.93 billion of the Company’s indebtedness to it and its participant banks (the “Legacy Debt”), and in November 2007, the Company ceased to acquire or originate loans.

Since the Reorganization that took effect in December 2008 and the March 2009 Restructuring, which did not include a portion of the Company’s debt (the Unrestructured Debt), the Company’s operating business has been conducted solely through FCMC, a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collection and recovery servicing, and in the due diligence, analysis, pricing and acquisition of residential mortgage portfolios, for third parties.
As a result of the July and September 2010 transactions entered into with the Bank, described below, and the sale to entities controlled by Thomas J. Axon, Chairman and President of the Company, in July and in December 2010 (for the remaining loans held by the Bank’s Trust and a 50% participation interest in each of the Bank’s commercial loans covering the Unrestructured Debt) to the Company, the Company, through FCMC, provides servicing, collection and recovery services for third parties, which to date have been primarily entities related to Mr. Axon (described below). As of September 30, 2010, FCMC operates its servicing, collections and recovery business free of pledges of its stock and free of significant restrictive covenants under the legacy credit agreement (the “Legacy Credit Agreement”) with the Bank, which governs the substantial debt owed to the Bank by subsidiaries of FCHC (the Legacy Debt), other than FCMC. See Note 12.
In conjunction with the September 2010 transaction agreements, FCHC transferred to Mr. Axon an additional 10% of FCMC’s outstanding shares of common stock. When combined with FCMC shares already directly owned by Mr. Axon, the Chairman and President of the Company now directly owns 20% of FCMC, while the remaining 80% of FCMC is owned by FCHC and indirectly by its public shareholders (including Mr. Axon as a principal shareholder of FCHC). See Note 19.
December 2008 Reorganization
On December 19, 2008, the Company engaged in a series of transactions (the Reorganization) in which the Company (i) adopted a holding company form of organizational structure, with Franklin Holding serving as the new public-company parent, (ii) transferred all of the equity and membership interests in FCMC’s direct subsidiaries to other entities in the reorganized corporate structure of the Company, (iii) assigned legal record ownership of any loans in the Company’s portfolios held directly by FCMC and other subsidiary companies to other entities in the reorganized corporate structure of the Company, and (iv) amended its loan agreements with the Bank.
Franklin Credit Holding Corporation is the successor issuer to Franklin Credit Management Corporation (FCMC), and FCMC ceased to have portfolios of loans and real estate properties and the related indebtedness to the Bank and became the Company’s servicing business subsidiary.
March 2009 Restructuring
Effective March 31, 2009, Franklin Holding, and its consolidated subsidiaries, including FCMC, entered into a series of agreements (collectively, the “Restructuring Agreements”) with the Bank pursuant to which (i) the Company’s loans, pledges and guarantees under the Legacy Credit Agreement with the Bank and its participating banks were substantially restructured, (ii) substantially all of the Company’s portfolio of subprime mortgage loans and owned real estate was transferred to the Bank’s trust (with the loans and owned real estate transferred to the Bank’s trust collectively referred to herein as the “Portfolio”) in exchange for trust certificates, with certain trust certificates, representing an undivided interest in approximately 83% of the Portfolio, transferred in turn by the Company to a real estate investment trust wholly-owned by the Bank (the “Bank’s Trust” or the “Trust”), (iii) FCMC and Franklin Holding entered into a new credit facility with the Bank (the “Licensing Credit Agreement”), and (iv) FCMC entered into a servicing agreement (the “Legacy Servicing Agreement”) with the Bank’s Trust (the preceding collectively referred to herein as the Restructuring).

The March 2009 Restructuring did not include a portion of the Company’s debt, which as of December 31, 2010 totaled approximately $39 million (the “Unrestructured Debt”). The Unrestructured Debt remains subject to the original terms of the Forbearance Agreement entered into with the Bank in December 2007 and subsequent amendments thereto and the Company’s 2004 master credit agreement with Huntington. At subsequent times during 2009 and on January 7, 2011, the Bank extended the term of forbearance period, which is now until September 30, 2011.
The Bank has agreed to forbear with respect to any defaults past or present with respect to any failure to make scheduled principal and interest payments to the Bank (“Identified Forbearance Default”) relating to the Unrestructured Debt. The Bank, absent the occurrence and continuance of a forbearance default other than an Identified Forbearance Default, has agreed not to initiate collection proceedings or exercise its remedies in respect of the Unrestructured Debt or elect to have interest accrue at the stated rate applicable after default. FCMC is not obligated to the Bank with respect to the Unrestructured Debt and any references to FCMC in the Company’s 2004 master credit agreement governing the Unrestructured Debt have been amended to refer to Franklin Asset.
Upon expiration of the forbearance period, in the event that the Unrestructured Debt with the Bank remains outstanding (currently $39.0 million), the Bank, with notice, has the right to call an event of default under the Legacy Credit Agreement, but not the Licensing Credit Agreement and the Servicing Agreement, which do not include cross-default provisions that would be triggered by such an event of default under the Legacy Credit Agreement. The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets and stock of FCMC (except for a second-priority lien of the Bank on $7.5 million of cash collateral held as security under the Licensing Credit Agreement).
Although the transfer of the trust certificates, representing approximately 83% of the Portfolio, to the REIT was structured in substance as a sale of financial assets, the transfer was treated as a secured financing in accordance with accounting principles generally accepted in the United States of America (“GAAP”), pursuant to the provisions of applicable Accounting Standards Codification Topic 860, Transfers and Servicing (“ASC Topic 860”), because for accounting purposes the requisite level of certainty that the transferred assets were legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, including in a bankruptcy proceeding, was not achieved. Therefore, the mortgage loans and real estate assets remained on the Company’s balance sheet classified as Mortgage loans and real estate held for sale securing a Nonrecourse liability in an equal amount.
Because the loans transferred by the Company to the Trust had continued to be included on the Company’s consolidated balance sheet, the revenues from such loans were reflected in the Company’s consolidated results, in accordance with GAAP, notwithstanding the fact that trust certificates representing an undivided interest in approximately 83% of the Portfolio were transferred to Huntington in the March 2009 Restructuring. Accordingly, except for and effective with the sale of Huntington loans sold in the third and fourth quarters of 2010, the fees received from Huntington subsequent to March 31, 2009 for servicing their loans, and the third party costs incurred by us in the servicing and collection of their loans and reimbursed by Huntington, for purposes of these Consolidated Financial Statements were not recognized as servicing fees and reimbursement of third party servicing costs, but instead as additional interest and other income earned with additional offsetting expenses in an equal amount as if the Company continued to own the loans.

See Note 12 for a description of the March 2009 Restructuring.
Third and Fourth Quarter 2010 Loan Sales
During the quarters ended September 30 and December 31, 2010, the Company and FCMC, its servicing business subsidiary, entered into a series of transactions with Huntington facilitating sales by the Bank’s Trust to third parties of substantially all of the loans underlying the trust certificates issued by the Trust in the March 2009 Restructuring. These loan sales, described below, were effective in July and September (referred to as the “July Loan Sale” and the “September Loan Sale” and collectively, the “Loan Sales”) and December 2010 (referred to as the “December Loan Sale”).
As a result of the third and fourth quarter loan sales by the Bank’s Trust, the transfer by the Company in March 2009 of 83% of trust certificates in the Trust, representing an 83% interest in the Trust, to the Bank’s REIT that has been accounted for as a secured financing in accordance with generally accepted accounting principles (GAAP), as of the effective dates of the loan sales are accounted for as sales of loans in accordance with GAAP, to the extent of the loans sold by the Bank’s Trust. The sales of the loans by the Bank’s Trust also have resulted in treating substantially all of the loans represented by the remaining 17% in trust certificates held by the Company as sold, to the extent of the loans sold by the Bank’s Trust, in accordance with GAAP. Accordingly, the fees received from Huntington subsequent to March 31, 2009 and through June 30, 2010 and during the quarter ended September 30, 2010 for servicing their loans up to the respective effective dates of the July Loan Sale and the September Loan Sale, and during the quarter ended December 31, 2010 up to the respective effective date of the December Loan Sale, and the third-party costs incurred by us in the servicing and collection of their loans and reimbursed by Huntington, for purposes of these Consolidated Financial Statements were not recognized as servicing fees and reimbursement of third-party servicing costs, but instead as additional interest and other income earned, with offsetting expenses in an equal amount, as if the Company owned and self serviced the loans.
The treatment of the Loan Sales and the December Loan Sale to the extent of the 83% represented by the trust certificates held by the Bank’s REIT in the quarters ended September 30 and December 31, 2010 as a sale of financial assets did not affect the cash flows of the Company or its reported net income. However, the treatment of the Loan Sales and the December Loan Sale to the extent of the 17% represented by the trust certificates held by the Company in the quarters ended September 30 and December 31, 2010, which also were treated as sales of financial assets, did affect the Company’s cash flows and reported net income.
The net proceeds from the Loan Sales and the December Loan Sale were distributed to the certificate holders of the Trust on a pro rata basis by percentage interest. Accordingly, approximately 17% of the net proceeds were applied to pay down the Legacy Debt owed to the Bank, as 83% of the trust certificates were held by the Bank’s REIT, and the Company’s investment in REIT securities (which are not marketable) is realized only through declared and paid dividends (which were suspended a few days after the July Loan Sale and throughout the remainder of 2010) or a redemption of the securities by the REIT. See Note 20.
See Note 12 for a description of the Loan Sales and the December Loan Sale.

Going Concern
The Company since September 30, 2007 has been and continues to be operating with significant operating losses and stockholders’ deficit. In addition, the Company’s Legacy Debt is significantly greater than its remaining earning assets, and, therefore, the Company will not be able to pay off the outstanding balance of debt due to the Bank, which at December 31, 2010 was $1.341 billion. Any event of default under the March 2009 Restructuring Agreements, as amended, or failure to successfully renew these Restructuring Agreements or enter into new credit facilities with Huntington prior to their scheduled maturity, could entitle Huntington to declare the Company’s indebtedness immediately due and payable. Without the continued cooperation and assistance from Huntington, the consolidated Franklin Holding’s ability to continue as a viable business is in substantial doubt, and it may not be able to continue as a going concern.
The Company had a net loss attributed to common stockholders of $55.3 million for the twelve months ended December 31, 2010, compared with a net loss of $358.1 million for the twelve months ended December 31, 2009. The Company had a loss per common share for the twelve months ended December 31, 2010 of $6.89 both on a diluted and basic basis, compared to a loss per common share of $44.74 on both a diluted and basic basis for the twelve months ended December 31, 2009. At December 31, 2010 and 2009, the Company’s stockholders’ deficit was $852.9 million and $806.8 million, respectively.
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
At December 31, 2010, FCMC’s Adjusted Net Worth was approximately $7.5 million, or approximately 0.59% of the aggregate principal balance of loans serviced nationwide and 8.25% for loans serviced in New York. FCMC’s requirement under its capital plan with the Banking Department is to maintain not less than $7.9 million in Adjusted Net Worth and not less than 0.25% of the aggregate principal balance of loans serviced nationwide and 5% for loans serviced in New York. Following the receipt of payments in January 2011 from related companies for servicing receivables outstanding at December 31, 2010, FCMC was back in compliance with the Minimum Level under its capital plan.
The Company’s common stock is quoted under the stock symbol “FCMC.OB” on the OTC Bulletin Board.
Basis of Presentation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These Consolidated Financial Statements include all normal and recurring adjustments that management believes necessary for a fair presentation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s estimates and assumptions primarily arise, as of the March 31, 2009 Restructuring, from uncertainties and changes associated with interest rates, credit exposure and fair market values of its Investment in trust certificates at fair value and its Mortgage loans and real estate held for sale. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends, market values and interest rates and other conditions may occur that could cause actual results to differ materially.
As of March 31, 2009, due to the Restructuring, the Company no longer had separate reportable operating segments. Subsequent to the date of the Restructuring, the Company’s only principal business activity is servicing portfolios of loans for third parties, which because of the accounting treatment of the Restructuring have not been reflected in the Consolidated Financial Statements until the effective dates of the Loan Sales and the December Loan Sale.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105, which established the FASB ASC as the sole source of authoritative GAAP. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in these financial statements. The adoption in 2009 of FASB ASC 105 in 2009 did not impact the Company’s financial position or results of operations.
Noncontrolling Interest — The Company accounts for a 20% equity interest in FCMC to a related party in accordance with Topic 810, Consolidations, applying consolidation accounting under Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”).
Loss Per Share — Basic and diluted net loss per share is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding during the period. The effects of warrants, restricted stock units and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Dilutive potential common shares are calculated using the treasury stock method. For the years ended December 31, 2010 and 2009, 229,000 and 301,000 stock options, respectively, were not included in the computation of net loss per share because they were antidilutive.
Cash and Cash Equivalents — Cash and cash equivalents includes cash held at banks and certificates of deposit with original maturities of three months or less (when purchased), with the exception of restricted cash, which is reported separately on the Company’s balance sheets. The Company maintains accounts at banks, which at times may exceed federally insured limits. The Company has not experienced and does not expect to incur any losses from such concentrations.
Restricted Cash — Restricted cash includes interest and principal collections received on the Company’s portfolio of notes receivable and loans held for investment prior to the 2009 Restructuring that is being held in reserve by the Bank, substantially all of which is required to pay down the Legacy Debt obligations with the Bank.
Investment in REIT Securities — Investment in REIT securities includes preferred and common stocks of the Huntington REIT. Investment in preferred and common stock of the REIT, which cannot be sold or redeemed by the Company, is classified at the date of purchase as non-marketable and carried at cost, and periodically assessed for other than temporary impairment. The investment in common stock of the REIT of approximately $4.9 million is carried at cost. The Company owns 4,724 shares of REIT preferred stock and 154 shares of common stock of the REIT.
Investment in Trust Certificates — Investment in trust certificate, representing approximately 17% of the Portfolio not transferred to the Bank’s REIT in the March 2009 Restructuring, is classified at the date of purchase as “available for sale,” and the fair value adjustment at March 31, 2009 was recorded as Loss on valuation of trust certificates and notes receivable held for sale. Investment in trust certificates is carried at fair market value, and the certificates are valued as of the end of each reporting period. Subsequent to March 31, 2009, changes in fair value are recorded in earnings as Fair valuation adjustments. The fair value of the trust certificates is based on an assessment of the underlying investment, expected cash flows and other market-based information, and where observable market prices and other data are not available for similar investments, pricing models or discounted cash flow analyses, using observable market data where available, are utilized to estimate fair market value. At December 31, 2010, the Investment in trust certificates consisted solely of real estate properties acquired through foreclosure.

Mortgage Loans and Real Estate Held for Sale — As part of the March 2009 Restructuring, trust certificates representing approximately 83% of the Portfolio was transferred to the REIT and such loans and owned real estate (acquired through foreclosure) are classified as “held for sale.” As a result, a loss on the transfer was recorded as (Loss) on mortgage loans and real estate held for sale. Subsequent to March 31, 2009, Mortgage loans and real estate held for sale are carried at the lower of cost or market value. Because the transfer has been accounted for as a secured financing in accordance with GAAP, Topic 860, (based solely on the assertion that the transferred assets have not been legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy), the mortgage loans and real estate remain on the Company’s balance sheet classified as Mortgage loans and real estate held for sale and with a Nonrecourse liability also recorded on the balance sheet in an equal amount. The fair value of the Mortgage loans and owned real estate held for sale is based on an assessment of the underlying residential 1-4 family mortgage loans and real estate, expected cash flows and other market-based information, and where observable market prices and other data are not available for similar loans, pricing models or discounted cash flow analyses, using observable market data where available, are utilized to estimate market value. Mortgage loans and real estate held for sale are valued as of the end of each reporting period, and changes in fair value are recorded in earnings as Fair valuation adjustments. At December 31, 2010, the Mortgage loans and real estate held for sale consisted solely of real estate properties acquired through foreclosure.
Nonrecourse Liability — The nonrecourse liability is the offset to, and is secured by, the Mortgage loans and real estate held for sale. The Company elected the fair value option for the nonrecourse liability, and adjustments to fair value are recorded as Fair valuation adjustments. No interest expense is recorded on the Nonrecourse liability as any payments received from the Trust on the trust certificates, comprising the Mortgage loans and real estate held for sale, are recorded as a reduction to the balance of the Nonrecourse liability, which is adjusted to fair value each quarter through the Fair valuation adjustments line item.
Fair Valuation Adjustments — Fair valuation adjustments include amounts subsequent to March 31, 2009 related to adjustments in the fair value of the Investment in trust certificates and the Nonrecourse liability, and adjustments to the lower of cost or market related to Mortgage loans and real estate held for sale, and for losses on sales of real estate owned.
Notes Receivable Held for Sale, Net — At March 31, 2009, as part of the March 2009 Restructuring, Notes receivable held for sale, net, which represent the loans and assets that collateralize the Unrestructured Debt, are classified as “held for sale” as this portfolio is from time to time actively marketed for sale, and a lower of cost or market value was recorded as Loss on valuation of investments in trust certificates and Notes receivable held for sale, net. Subsequent to March 31, 2009, the fair value of the Notes receivable held for sale, net is based on an assessment of the underlying residential 1-4 family mortgage loans, expected cash flows and other market-based information, and where observable market prices and other data are not available for similar loans, pricing models or discounted cash flow analyses, using observable market data where available, are utilized to estimate market value. Notes receivable held for sale, net are valued as of the end of each reporting period, and changes in fair value are recorded as Fair valuation adjustments.

Income Recognition on Investment in Trust Certificates and Mortgage Loans and Real Estate Held for Sale — Income on the mortgage loans and real estate collateralizing the Investment in trust certificates and the Mortgage loans and real estate held for sale is estimated based on the available information on these loans and real estate provided by the Bank and from the loans serviced for the Trust. The estimated income on the Mortgage loans and real estate held for sale does not represent cash received and retained by the Company and is essentially offset through a valuation adjustment of the Nonrecourse liability. During the second quarter of 2009, the Company revised its interest accrual policy to accrue only one month of interest on performing loans (loans that are contractually current).
Derivatives — As part of the Company’s interest-rate risk management process, we entered into and interest rate swap agreements in 2008. In accordance with Topic 815, Derivatives and Hedging (“Topic 815”), as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.
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
In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest-rate swaps with the Bank, with an aggregate notional amount of $390 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $837.9 million of debt (the amount designated as tranche A debt as of March 31, 2009) owed to the Bank has been paid in full. The carrying value included in Accumulated other comprehensive loss (“AOCL”) within stockholders’ deficit related to the terminated hedges is amortized to earnings over time. See Note 20.
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
Deferred Financing Costs — Deferred financing costs, which include origination fees incurred in connection with obtaining term loan financing from our banks prior to November 2007 (the Legacy Debt), are deferred and are amortized over the term of the related loans (the Legacy Debt).
Income Taxes — Income taxes are accounted for under Topic 740, Accounting for Income Taxes (“Topic 740”), which requires an asset and liability approach in accounting for income taxes. This method provides for deferred income tax assets or liabilities based on the temporary difference between the income tax basis of assets and liabilities and their carrying amount in the Consolidated Financial Statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the benefit of the deferred tax assets will not be realized in future years. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of the changes.
Servicing Fees and Other Income — Servicing fees and other income consists of fees for servicing loans and providing collection and recovery services for third parties, due diligence and other servicing-related fees for services provided to third parties, late charges, prepayment penalties and other miscellaneous income. Servicing fees and other income are recognized principally on an accrual basis.
Dividend Income — Dividend income consists of payments received from the Investment in REIT securities, which the Company received in exchange for the trust certificates that were transferred to the Bank’s REIT on March 31, 2009. Dividend income is recognized on an accrual basis. See Note 20.
Fair Value of Financial Instruments — Topic 825, Financial Instruments (“Topic 825”) requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Topic 825 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

The methods and assumptions used by the Company in estimating the fair value of its financial instruments at December 31, 2010 and 2009 were as follows:
a.	Cash, Restricted Cash, Accrued Interest Receivable, Other Receivables and Accounts Payable and Accrued Expenses — The carrying values reported in the consolidated balance sheets are a reasonable estimate of fair value.
b.	Investment in Trust Certificates, Mortgage Loans and Real Estate Held for Sale, and Notes Receivable Held for Sale — These investments are carried at estimated fair values.
c.	Investment in REIT Securities — The book value of the Investment in REIT securities approximates the fair value for these non-marketable securities (based on the approximate value of the underlying assets of the REIT).
d.	Short-term Borrowings (Financing Agreement) — The interest rates on short-term borrowings reset on a monthly basis; therefore, the carrying amounts of these liabilities approximate their fair value.
e.	Long-term Debt (Notes Payable) — the fair value of long-term debt is estimated to be equal to the fair value of the REIT securities, Investment in trust certificates, Notes receivable held for sale and pledged cash of $7.5 million (in aggregate, the collateral for the long-term debt), which approximated $497 million at December 31, 2010.
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
Recent Accounting Pronouncements — The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”). The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this standard is not expected to have any material impact on the Company’s consolidated financial position and results of operations.
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
3. CASH AND CASH EQUIVALENTS
At December 31, 2010 and 2009, the Company had $12.6 million and $16.0 million, respectively, in cash and cash equivalents. Included in Cash and cash equivalents at December 31, 2010 and 2009 was pledged cash to the Bank of $7.5 million and $8.5 million, respectively, under the Licensing Credit Agreement (secured by a first-priority lien) and the Legacy Credit Agreement (secured by a second-priority lien).
4. RESTRICTED CASH
Restricted cash in the amount of $2.4 million and $2.6 million at December 31, 2010 and 2009, respectively, represents interest and principal collections received on the Company’s portfolio of notes receivable and loans held for investment prior to the 2009 Restructuring that is being held in reserve by the Bank, substantially all of which is required to pay down the Legacy Debt obligations with the Bank.
5. INVESTMENT IN PREFERRED AND COMMON STOCK (HUNTINGTON REIT SECURITIES)
The Company’s investment in REIT Securities includes preferred and common stocks of the Bank’s REIT. On or about June 14, 2010, the REIT, in which the Company owned 4,724 shares of Class C preferred stock and seven shares of common stock, was merged with another REIT of the Bank, with the Company receiving, in exchange for preferred stock and common stock held in the initial REIT, 4,724 shares of Class C preferred stock and 154 shares of common stock of the combined REIT, which did not constitute a change in the approximate fair value or carrying value of the Company’s investment. In addition, the terms of the new Class C shares of the combined REIT mirror the terms of the Class C shares of the initial REIT.
On July 23, 2010, the Company was verbally notified by the Bank that due to losses recognized by the new combined REIT from a write down of the carrying value of the mortgage loans owned by the Trust, the board of directors of the new combined REIT decided not to declare any preferred dividends for the third and fourth calendar quarters of 2010. As a result, during the quarters ended December 31 and September 30, 2010, the Company did not receive or accrue dividends on its investment in preferred stock of the Bank’s REIT, which had amounted to approximately $10.6 million in recent prior quarterly periods.

The Bank indicated in July 2010, and reaffirmed in November 2010, that the suspension of preferred dividends is temporary and that the new combined REIT is expected to declare and pay dividends commencing in January 2011, including the cumulative dividends for the third and fourth quarters of 2010. Because the preferred stock is cumulative and unpaid dividends are therefore accumulated, the suspended dividends may be recovered in 2011 should the REIT then declare dividends. The nonpayment of dividends in the three months ended December 31, 2010 and in the three months ended September 30, 2010 resulted in an increase in stockholders’ deficit at December 31, 2010.
In February 2011, the Company was advised that the REIT board in February declared dividends on the REIT Securities for the two quarterly periods ended December 31 and September 30, 2010, and also declared a dividend for the full year of 2011. The Company was advised that these declared dividends would be paid one business day after the dividends are approved by the Bank’s regulator. See Note 20.
6. INVESTMENT IN TRUST CERTIFICATES AT FAIR VALUE, MORTGAGE LOANS AND REAL ESTATE HELD FOR SALE, AND NOTES RECEIVABLE HELD FOR SALE
Investment in Trust certificates, carried at estimated fair value, as of December 31, 2010 and 2009 consist principally of the trust certificates not transferred to the Bank’s REIT as of the March 2009 Restructuring (representing approximately 17% of the Company’s loans and real estate assets as of March 31, 2009):

	2010	2009
Balance, beginning of year	$69,355,735	$—

Fair value designation at March 31, 2009	—	95,832,753
Loan sales, at fair value	(50,051,396)	—
Fair value adjustments, loan sales	(9,816,831)	—
Trust distributions	(9,093,786)	(17,647,303)
Transfers (out)	(3,456,861)	(10,794,569)

Other fair value adjustments, net	4,569,117	1,964,854

Balance, end of year	$1,505,978	$69,355,735

The Bank’s Trust sold in the third quarter ended September 30, 2010, in the Loan Sales, approximately $50.1 million of the loans and real estate owned assets underlying the Company’s Investment in trust certificates. The Company recognized a loss (a fair value adjustment) in the amount of $9.8 million on the loans sold by the Bank’s Trust in the July Loan Sale and the September Loan Sale (the Loan Sales). The Bank’s Trust sold, in the December Loan Sale, the remaining loans and real estate owned assets underlying the Company’s Investment in trust certificates that were not sold in the Loan Sales, and recognized a recovery (a fair value adjustment) of less than $50,000 (included in Other fair value adjustments) on the loans sold by the Bank’s Trust. The Other fair value adjustments also include a gain on the distributions from the Trust of $4.6 million. The December 31, 2010 balance represents the estimated fair value of the Company’s pro rata share of the remaining real estate owned properties underlying the Investment in trust certificates that were not sold by the Bank’s Trust in the third and fourth quarter loan sales.

Mortgage loans and real estate held for sale, carried at lower of cost or estimated fair value, as December 31, 2010 and 2009 consist principally of the trust certificates transferred to the Bank’s REIT as of the Restructuring (representing approximately 83% of the Portfolio as of March 31, 2009):

	2010	2009
Balance, beginning of year	$345,441,865	$—

Fair value designation at March 31, 2009	—	477,316,409
Loan sales, at fair value	(263,049,681)	—
Fair value adjustments, loan sales	(37,826,111)	—
REO sales	(17,194,661)	(53,764,783)
Principal payments	(16,915,671)	(43,116,808)
Loans written off	(23,016)	(594,853)

Other fair value adjustments, net	(2,931,862)	(34,398,100)

Balance, end of year	$7,500,863	$345,441,865

The Bank’s Trust sold in the third quarter ended September 30, 2010 (the Loan Sales), approximately $263.0 million in loans attributable to trust certificates held by the Bank’s REIT, which were reflected on the Company’s balance sheet as Mortgage loans and real estate held for sale. The Bank’s Trust sold in the fourth quarter ended December 31, 2010 (the December Loan Sale), the remaining loans attributable to trust certificates held by the Bank’s REIT that were not sold in the Loan Sales. The Company, with respect to the Loan Sales, recognized a negative fair value adjustment in the amount of $37.8 million, which was offset by a corresponding positive fair value adjustment in the amount of $37.8 million on the Nonrecourse liability; and, a net gain of less than $50,000 (a fair value adjustment) was recognized on the loans sold by the Bank’s Trust in the December Loan Sale. The Other fair value adjustments include a net decline of approximately $2.9 million in the estimated market value of the pro rata percentage of loans and REO underlying the Mortgage loans and real estate held for sale. The December 31, 2010 balance represents the estimated fair value of the undivided 83% interest in the real estate properties that were not sold by the Bank’s Trust.
Notes receivable held for sale, carried at lower of cost or estimated fair value, as of December 31, 2010 and 2009 consist principally of the Company’s loans securing the Unrestructured Debt:

	2010	2009
Balance, beginning of year	$3,575,323	$—

Fair value designation at March 31, 2009	—	4,141,487
Principal payments	(910,243)	(794,986)
Loans written off	(17,357)	(602,628)
Fair value adjustments, net	209,589	831,450

Balance, end of year	$2,857,312	$3,575,323

In the December Loan Sale, the Bank also sold its 50% participation interest in the commercial loans securing the Unrestructured Debt, which did not affect the Company’s reported net loss for the three months ended December 31, 2010 since the Bank sold a participation interest in its commercial loan representing the Unrestructured Debt. Therefore, the Company’s investments in the loans securing the Unrestructured Debt, (shown on the Company’s balance sheets as Notes receivable held for sale, net) were not treated as a sale of financial assets in accordance with GAAP.

7. ALLOWANCE FOR LOAN LOSSES AND PURCHASE DISCOUNT
Due to the March 2009 Restructuring and the exchange of loans and other real estate owned for trust certificates effectuated as of March 31, 2009, the Company does not have any significant portfolios of loans that it manages as the investor and no longer has portfolios classified as held to maturity. Although the transfer of the trust certificates was structured in substance as a sale of financial assets, the transfer, for accounting purposes, was treated as a financing under GAAP until the effective dates of the Loan Sales and the December Loan Sale, and, therefore, the assets transferred to the trust remained on the Company’s balance sheet as Investment in trust certificates at fair value, Mortgage loans and real estate held for sale and Notes receivable held for sale. Effective as of the effective dates of the Loan Sales and the December Loan Sale, such sales were accounted for as sales of loans in accordance with GAAP, to the extent of the loans sold by the Trust. Accordingly, the tables that follow are only for the twelve months ended December 31, 2009 and represent the activity for the Company’s legacy loan portfolios prior to the Restructuring.
Changes in the allowance for loan losses on notes receivable and loans held for investment for the year ended December 31, 2009 are as follows:

2009
Allowance for loan losses, beginning of year	$520,969,251

Provision for loan losses	169,479
Loans transferred to REO	(6,517,919)
Loans charged off	(14,029,345)
Loans exchanged for trust certificates	(481,453,374)
Loans reclassified as loans held for sale	(17,435,075)
Other, net	(1,703,017)

Allowance for loan losses, end of year	$—

Real estate owned properties are referred to as “REO.”
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
As of December 31, 2010 and 2009, the unpaid principal balance of mortgage loans serviced by the Company for others was $1.60 billion and $1.99 billion, respectively. As of December 31, 2010, principally all the loans serviced were for third-party entities other than the Bank’s Trust or the Bank, while at December 31, 2009, with the exception of the loans serviced for Bosco I, principally all the loans were serviced for the Bank’s Trust and the Bank. Mortgage loans serviced for others, except for mortgage loans serviced for the Bank’s Trust and the Bank, are not included on the Company’s consolidated balance sheets.

The following table sets forth certain information relating to purchase discount and the activity in the accretable and nonaccretable purchase discounts for the year ended December 31, 2009, in accordance with Topic 310, Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset — A Consensus of the FASB Emerging Task Force, for the period indicated:

2009
Accretable Discount
Balance, beginning of year	$24,860,752
Accretion	(198,841)
Loans transferred to Huntington	(24,131,696)
Loans transferred to notes receivable held for sale	(530,215)

Balance, end of year	$—

Nonaccretable Discount
Balance, beginning of year	$97,603,366
Loans transferred to Huntington	(93,655,391)
Loans transferred to notes receivable held for sale	(2,847,136)
Loans transferred to REO, other	(1,100,839)

Balance, end of year	$—

Due to the Restructuring and the exchange of loans for trust certificates, carried at either fair value or lower of cost or fair value, there was no remaining balance in accretable and nonaccretable discount as of December 31, 2009.
8. FAIR VALUATION ADJUSTMENTS
Fair valuation adjustments include amounts subsequent to March 31, 2009 related to adjustments in the fair value of the Investment in trust certificates, the Nonrecourse liability, and adjustments to the lower of cost or market related to Mortgage loans and real estate held for sale, and for losses on sales of real estate owned properties (REO).
The following table sets forth the activity since the March 2009 Restructuring affecting the Fair valuation adjustments during the twelve months ended December 31, 2010 and 2009:

	2010	2009
Valuation gain/(loss) on REO sales	$5,451,463	$(14,891,467)
Valuation (loss)/gain on mortgage loans and REO	(40,757,974)	(34,398,100)
Valuation gain/(loss) on nonrecourse liability	40,757,974	34,398,100
Valuation (loss) on sales of trust certificates	(9,816,831)	—
Valuation gain on trust certificates	4,569,117	1,964,854
Valuation (loss) on notes receivable	209,588	831,450
Other adjustments	(16,452,533)	(15,126,255)

(Loss) on valuation	$(16,039,196)	$(27,221,418)

Other adjustments during the twelve months ended December 31, 2010 include estimated fair market value declines to REO of approximately $8.9 million, offsets to the interest and other income recorded on the mortgage loans of approximately $9.3 million and various other net positive adjustments approximating $1.7 million. Other adjustments during the twelve months ended December 31, 2009 include estimated fair market value increases to REO of approximately $4.1 million, offsets to the interest and other income recorded on the mortgage loans of approximately $18.8 million and various other net negative adjustments approximating $420,000.

9. DERIVATIVES
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
In conjunction with the March 2009 Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest-rate swaps with the Bank, with an aggregate notional amount of $390 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the outstanding balance of tranche A debt, as of December 31, 2010 in the amount of $709.0 million, owed to the Bank has been paid in full. The carrying value included in Accumulated other comprehensive loss (AOCL) within stockholders’ equity at December 31, 2008 related to the terminated hedges is amortized to earnings over time.
As of December 31, 2010, the notional amount of the Company’s fixed-rate interest-rate swaps totaled $390 million, representing approximately 33% of the Company’s outstanding variable rate debt. The fixed-rate interest-rate swaps were expected to reduce the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR during the remaining terms of the swap agreements. All of our interest-rate swaps were executed with the Bank.
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
The following table presents the notional and fair value amounts of the interest rate swaps at December 31, 2010.

Notional Amount	Term	Maturity Date	Fixed Rate	Estimated Fair Value
$275,000,000	3 years	March 5, 2011	3.47%	$(3,000,994)
70,000,000	3 years	March 5, 2011	3.11%	(361,594)
45,000,000	4 years	March 5, 2012	3.43%	(1,559,787)

$390,000,000				$(4,922,375)

Interest rate swaps increased our interest expense for the twelve months ended December 31, 2010 and December 31, 2009 by $13.3 million and $23.4 million, respectively. The estimated fair value of the swaps at December 31, 2010 was a negative $4.9 million.

The net changes in the fair value of the Company’s derivatives, which are reflected in derivative liabilities, at fair value, for the twelve months ended December 31, 2010 and 2009 are as follows:

	2010	2009
Balance, beginning of year	$(13,144,591)	$(27,753,436)

Cash settlements	12,352,189	14,317,132
Fair value adjustments	(4,129,973)	(7,908,287)
Terminated contracts	—	8,200,000

Balance, end of year	$(4,922,375)	$(13,144,591)

On January 25, 2011, the Bank declared an early termination of all remaining swaps due to a failure to make payments due under the swap agreements, which payment failures were occasioned by insufficient funds available under the Legacy Credit Agreement as a direct result of the absence of cash flows attributable to the July, September and December 2010 loan sales by the Bank’s Trust and the suspension of dividends by its REIT. The early termination fee payable by the Company (but not FCMC) to the Bank is $6.5 million. It is anticipated that the Company’s liability (which is not a liability of FCMC) for the swap termination fee will be payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the amount of debt designated as tranche A debt owed to the Bank has been paid in full, which at December 31, 2010 amounted to $709 million. See Note 20.
10. FAIR VALUE MEASUREMENTS
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
The carrying value of derivative and financial instruments on the Company’s financial statements at December 31, 2010 are as follows:

	Level 1	Level 2	Level 3	Level 3
Interest-rate swaps	$—	$(4,922,375)	$—	$—
Investment in trust certificates	—	—	1,505,978	—
Nonrecourse liability	—	—	—	(7,500,863)

Total	$—	$(4,922,375)	$1,505,978	$(7,500,863)

The changes in items classified as Level 3 during the twelve months ended December 31, 2010 are as follows:

	Investments	Liabilities
Balance, beginning of year	$69,355,735	$(345,441,865)

Total recognized unrealized (losses)/gains	4,569,117	31,064,847
Total recognized unrealized (losses) due to loan sale	(9,816,831)	—
Transfers in/(out)	(53,508,257)	280,244,342
Trust distributions/payments	(9,093,786)	26,631,813

Balance, end of year	$1,505,978	$(7,500,863)

Net unrealized losses included in earnings during the twelve months ended December 31, 2010 related to investments held at December 31, 2010 were $5.2 million.
The carrying value of assets measured at the lower of cost or market value at December 31, 2010 are as follows:

	Level 1	Level 2	Level 3
Mortgage loans and real estate held for sale	$—	$—	$7,500,863

11. BUILDING, FURNITURE AND EQUIPMENT, NET
At December 31, 2010 and 2009, building, furniture and equipment, net consisted of the following:

	2010	2009
Building and improvements	$2,159,567	$2,410,647
Furniture and equipment	1,681,855	1,574,773

	3,841,422	3,985,420

Less accumulated depreciation	(2,803,270)	(2,456,002)

	$1,038,152	$1,529,418

At December 31, 2010, a certain portion of the Company’s office space was not being utilized and is currently being marketed for sublet. At December 31, 2010, the remaining lease payments, net of the estimated sublet payments (based on the Company’s estimate for subleasing the space), in the amount of $258,000 were accrued and non-usable leasehold improvements in the amount of $110,000 were written off.
12. NOTES PAYABLE
As of December 31, 2010, the Company had total borrowings, Notes payable and Financing agreement, of $1.34 billion under the Restructuring Agreements, of which $1.30 billion (the Legacy Debt) was subject to the Company’s debt restructured in the March 2009 Restructuring (the Legacy Credit Agreement) and $39.0 million remained under a credit facility excluded from the Restructuring Agreements (referred to as the Unrestructured Debt). Substantially all of the debt under these facilities was incurred in connection with the Company’s purchase and origination of residential 1-4 family mortgage loans prior to December 2007. We ceased to acquire and originate loans in November 2007. The borrowings incurred under the Legacy Credit Agreement are shown in the Company’s Consolidated Financial Statements as Notes payable (referred to as term loans, term debt or Legacy Debt herein).
During the twelve months ended December 31, 2010, while the Company made payments in the amount of $67.7 million on the senior portion (“Tranche A”) of the Notes payable, total Notes payable outstanding decreased by $26.4 million. The balance of the Tranche A debt was reduced by a net $62.0 million during the twelve months ended December 31, 2010, although interest due and unpaid on Tranche A debt during the six months ended December 31, 2010 was accrued and added to the outstanding debt balance due to the suspension of the payment of dividends by the Bank’s REIT and significantly reduced cash flow due to the sales of loans by the Bank’s Trust in the third and fourth quarters of 2010. However, during the quarter ended December 31, 2010, the balance of the Tranche A debt decreased by $5.3 million, and the aggregate balance of the subordinate portions (“Tranches B” and “Tranche C”) of Notes payable increased by $9.3 million during this three-month period as interest due and unpaid was accrued and added to the outstanding debt balance as per the terms of Restructuring Agreements, which require all available cash to be applied to interest and principal on Tranche A until paid in full before payments can be applied to Tranche B and Tranche C.
The net proceeds of the loan sales by the Bank’s Trust in July, September and December 2010 were distributed to the Trust certificate holders on a pro rata basis by percentage interest. Accordingly, only 17% of the net proceeds were applied to pay down the Legacy Debt owed to the Bank, as 83% of the trust certificates are held by the Bank’s REIT, and the Company’s investment in REIT Securities (which are not marketable) are realized only through declared and paid dividends (which were suspended a few days after the July Loan Sale and throughout the remainder of 2010) or a redemption of the securities by the REIT. See Note 20.
As a result principally of the loan sales by the Bank’s Trust in the quarters ended September 30 and December 31, 2010, the remaining available sources of cash flow to be applied to pay interest and principal on the Legacy Debt are from (i) any dividends declared on the preferred stock of the REIT (which were suspended during the third and fourth quarters of 2010), which are required under the Legacy Credit Agreement to be used by the Company to make payments on the Legacy Debt, when and if declared in the future, or a redemption of the securities by the REIT, (ii) the approximately $18.9 million (unpaid principal balance) of real estate owned properties not sold and still held by the Bank’s Trust and collateralizing the Company’s Investment in trust certificates at fair value, and (iii) 50% of the approximately $31.0 million (unpaid principal balance) of the loans that collateralize the Unrestructured Debt. Effective with the third and fourth quarter loan sales, cash collections from substantially all of the loans that were underlying the Investment in trust certificates at fair value and 50% of the Notes receivable held for sale (representing 50% of the loans collateralizing the Unrestructured Debt) are no longer available to be applied to pay interest and principal on the Legacy Debt.

The REIT board in February 2011 declared dividends for the third and fourth quarters of 2010 and for the full year of 2011, with payment pending approval of the Bank’s regulator. If the declared dividends are paid by the Bank’s REIT, the cash payments approximating $60 million will be applied to pay down the Legacy Debt. See Note 20.
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
The Company was not in compliance at December 31, 2010 with the covenant in the Licensing Credit Agreement that requires Franklin Holding and FCMC to maintain a net income before taxes of not less than $800,000 as of the end of each calendar month for the most recently ended twelve consecutive month period or, with notice, an event of default will be deemed to have occurred. On March 28, 2011, as a temporary measure, Franklin Holding and FCMC entered into an agreement with the Bank that provides for a limited waiver of the financial covenant of Franklin Holding and FCMC under the Licensing Credit Agreement, for the period through and including September 30, 2011, related to the failure to maintain the minimum level of net income before taxes.
FCMC, however, would have been in compliance with the net income covenant had it not paid the Bank a $1.0 million fee in connection with the July Loan Sale by the Bank’s Trust pursuant to the terms of the Letter Agreement entered into with Huntington in July 2010.
At December 31, 2010, FCMC had no debt outstanding under the revolving line under its Licensing Credit Agreement with the Bank, which is shown in the Company’s consolidated financial statements as Financing agreement.
Restructuring Agreements with Lead Lending Bank
December Sale of Remaining Loans and Participation Interest in Unrestructured Debt with the Bank
In December 2010 (the December Loan Sale), Bosco III, which is owned 50% by the Company’s Chairman and President, Thomas J. Axon, purchased $174 million of principally charge-off first and subordinate lien loans sold by the Trust, which were the remaining loans (other than real estate owned properties) held by the Bank’s Trust, and also purchased from the Bank a 50% participation interest in each of the commercial loans to the Company covering that portion of the Company’s debt (the Unrestructured Debt) with the Bank (see Forbearance Agreements with Lead Lending Bank described below).
As of December 31, 2010, the Unrestructured Debt totaled approximately $39 million and is secured by approximately 740 loans, for which FCMC is the loan servicer, and certain Company entities are the beneficial owners. The Unrestructured Debt is subject to the original terms of the Company’s forbearance agreement with the Bank, as amended, which has an expiration date of September 30, 2011, and the Company’s 2004 master credit agreement with the Bank.

In conjunction with the December Loan Sale, FCMC entered into a servicing agreement with Bosco III for the servicing and collection of approximately $174 million of loans purchased by Bosco III of principally charge-off first and subordinate lien loans sold by the Trust and the Bank, which were the remaining loans (other than real estate owned properties, the servicing of which has been terminated by the Bank effective March 24, 2011) held by the Bank’s Trust. FCMC’s services may be terminated with respect to some or all of the assets without cause and without penalty on 30 days prior written notice. See Note 19.
FCMC also has one servicing contract between FCMC and certain Company entities for the loans collateralizing the Unrestructured Debt.
September 2010 Transaction
September 16, 2010 Agreement
On September 16, 2010, FCHC and its subsidiary, FCMC, entered into an agreement with the Bank, the Bank’s Trust, Thomas J. Axon, the Chairman and President of FCHC and FCMC and Bosco II, an entity of which Mr. Axon is the sole member.
The agreement was entered into in connection with discussions regarding the then proposed sale to Bosco II (with approximately 95% of the funds provided by a third party lender) of all of the subordinate lien consumer loans (the “Subordinate Consumer Loans”) owned by the Trust and serviced by FCMC under an amended and restated servicing agreement dated as of August 1, 2010 (the “Servicing Agreement”). The conditions and transactions contemplated by the agreement, including the sale of the Subordinate Consumer Loans (the September Loan Sale) were consummated on September 22, 2010.
It was agreed that contemporaneously with the consummation of the September Loan Sale, and after obtaining the requisite agreement of syndicate members under the Legacy Credit Agreement, FCHC’s pledge of 70% of the outstanding shares of FCMC as security for the Legacy Credit Agreement would be released, in consideration of and subject to:
•	receipt of $4 million in cash at closing from FCMC to be applied to the amounts outstanding under the Legacy Credit Agreement;
•	payment by Bosco II to the Trust of approximately $650,000 as additional payment for the September Loan Sale, an amount equal to the servicing fees paid by the Trust to FCMC for FCMC’s servicing of the Trust’s portfolio during August 2010;
•	FCMC and Mr. Axon entering into an agreement (the “Deferred Payment Agreement”) providing that upon each monetizing transaction, dividend or distribution (other than the sale, restructuring or spin off of FCMC (each a “Proposed Restructuring”)) prior to March 20, 2019, they will be obligated to pay the lenders under the Legacy Credit Agreement 10% of the aggregate value (to be defined in the agreement) of the transaction, in excess of a threshold of $4 million of consideration in respect of such transaction; and,
•	the cash payment of $1 million by FCMC to release the mortgages on certain office and residential condominium units owned by FCMC (the “Real Estate”) pledged to the Bank under the Legacy Credit Agreement and the Licensing Credit Agreement (the “Real Estate Release Payment”); provided, however, that if by the closing of the September Loan Sale and the Proposed Restructuring, FCMC is unable to make such payment, FCMC will deliver in lieu of such cash payment a $1 million note payable on November 22, 2010, guaranteed by Mr. Axon’s Note. FCMC made the $1 million payment to the Bank prior to November 22, 2010, and the Bank released the Real Estate.

The Bank also agreed that, in consideration of its receipt of the above items and either the Real Estate Release payment or delivery of Mr. Axon’s Note upon closing, the EBITDA Payment described in the July 2010 Transaction among FCHC, FCMC, Mr. Axon, the Bank and the Trust would be waived.
Additionally, the agreement provided that:
•	the Trust will consent under the Servicing Agreement with FCMC to the change of control of FCMC resulting from the Proposed Restructuring and agree to eliminate any cross default provisions in the Servicing Agreement relating to defaults under the Legacy Credit Agreement;
•	the Bank and the requisite lenders will consent under the Legacy Credit Agreement to the change of control of FCMC resulting from the Proposed Restructuring and agree to waive any related defaults and amend the definition of Collateral and certain FCMC-related restrictive covenants; and,
•	FCMC and the Bank will amend the Licensing Credit Agreement to permit a change of control of FCMC resulting from the Proposed Restructuring and agree to eliminate any cross default provisions relating to defaults under the Legacy Credit Agreement and extend the letter of credit facility and the revolving facility under the Licensing Credit Agreement to September 30, 2011.
In the agreement, FCMC also waived any additional notice of the termination of the Servicing Agreement with respect to the Subordinate Consumer Loans, and any fees or other amounts in respect thereof with respect to any period from and after the closing of the September Loan Sale.
In consideration of Mr. Axon’s undertaking the obligations required of him under the agreement, and various guarantees and concessions previously provided by Mr. Axon for the Company’s benefit, the Company’s Audit Committee agreed, subject to specific terms to be negotiated with the Company and Mr. Axon, to the transfer to Mr. Axon of a number of shares of FCMC common stock currently held by FCHC representing 10% of FCMC’s outstanding shares, effective upon the closing of the September Loan Sale and the release of FCHC’s pledge of 70% of the outstanding shares of FCMC as security for the Legacy Credit Agreement.
September 22, 2010 Implementing Agreements
On September 22, 2010, FCHC and FCMC entered into various agreements implementing the transactions contemplated by the September 16, 2010 agreement (the “Implementing Agreements” or the September 2010 Transaction). On September 22, 2010, the letter agreement was superseded by the execution and delivery of an agreement, in a form and under terms substantially similar to the letter agreement, to implement the terms and conditions agreed to under the letter agreement.

Deferred Payment Agreement. On September 22, 2010, FCMC entered into the Deferred Payment Agreement with the Bank, in its capacity as Administrative Agent under the Legacy Credit Agreement, and Mr. Axon.
The Deferred Payment Agreement has a term expiring March 20, 2019, and provides that FCMC will pay to the Bank in respect of a qualifying transaction consummated during the term of the agreement an amount equal to ten percent of the aggregate value of the qualifying transaction minus $4 million.
Qualifying transactions, which do not include the Proposed Restructuring, would include transactions or series or combinations of related transactions involving any of:
•	sale of all or a portion of the assets (an “Asset Sale”) or the capital stock (a “Stock Sale”) of FCMC, whether any such sale is effected by FCMC, Mr. Axon, its then-current owners if such owners sell 30% or more of the fully diluted outstanding equity securities of FCMC, a third party or any combination of any of the foregoing;
•	any exchange or tender offer, merger, consolidation or other business combination involving FCMC;
•	any recapitalization, reorganization, restructuring or any other similar transaction including, without limitation, negotiated repurchases of FCMC’s securities, an issuer tender offer, a dividend or distribution, or a spin-off or split-off involving FCMC; and,
•	any liquidation or winding-down of FCMC, whether by FCMC, its then-current owners, a third party or any combination of any of the foregoing.
Qualifying transactions specifically exclude:
•	the issuance of shares under FCMC’s equity compensation plans to the extent that those issuances do not exceed 7% of the fully diluted outstanding securities of FCMC during the term of the Deferred Payment Agreement; and,
•	the sale, restructuring or spin off, which is subject to the Bank’s prior approval, by the Company of its ownership interests in FCMC.
In the event of a qualifying transaction, the aggregate value of the transaction will be:
•	in the case of a Stock Sale, the total consideration paid or payable to equity holders, or FCMC in the case of a new issuance. If a Stock Sale involves the acquisition of a majority of the fully diluted outstanding equity shares of FCMC, the total consideration will also include additional amounts reflecting FCMC’s indebtedness for borrowed money, net pension liabilities, to the extent they are under funded and deferred compensation liabilities, and be grossed up to the amount that would have been paid if all of the outstanding equity securities were acquired for the same per share consideration as that ascribed to the shares actually acquired; and,
•	in the case of an Asset Sale, the total consideration paid or payable for the assets. If an Asset Sale involves the sale of a material portion of the assets or business of FCMC, the total consideration will also include any assumed debt (including capitalized leases and repayment obligations under letters of credit), pension liabilities assumed, to the extent they are under funded, and deferred compensation liabilities assumed, the net book value of net current assets retained by FCMC and the fair market value of any other retained assets.

In any qualifying transaction, the aggregate value of the transaction will also include:
•	consideration paid or payable to FCMC and its equity holders in connection with the qualifying transaction for covenants not to compete and management or consulting arrangements (excluding reasonable salaries or wages payable under bona fide arrangements for actual services);
•	dividends or distributions declared, and payments by FCMC to repurchase outstanding equity securities, in either event, after the date of the Deferred Payment Agreement; and,
•	in any qualifying transaction, amounts payable pursuant to any earn out, royalty or similar arrangement will be included in the aggregate value of the transaction. If such amounts are contingent, the deferred payment in respect of the contingent amounts will be paid at the time the contingency is realized, provided that amounts payable pursuant to notes or an escrow arrangement will not be treated as contingent.
Additionally, pursuant to the Deferred Payment Agreement, Mr. Axon guaranteed prompt and full payment to the Bank of each required deferred payment when due.
Amendment to Legacy Credit Agreement. On September 22, 2010, subsidiaries of FCHC (other than FCMC) entered into an amendment to the Legacy Credit Agreement with the Bank. Various definitions, terms and FCMC-related covenants were amended to permit a change of control of FCMC as part of the Proposed Restructuring, to effectuate the release of the equity interests of FCHC in FCMC and release of the Real Estate (subject to payment in full of Mr. Axon’s Note since FCMC had elected to deliver Mr. Axon’s Note, which payment was made to the Bank and the Bank released the Real Estate), and to add the Deferred Payment Agreement as collateral under the Legacy Credit Agreement.
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
July 2010 Transaction
On July 16, 2010, FCHC and its servicing business subsidiary, FCMC, entered into a letter agreement (the “Letter Agreement”) with the Bank, Franklin Mortgage Asset Trust 2009-A, an indirect subsidiary of the Bank (the Trust) and, for certain limited purposes, Mr. Axon. The Letter Agreement was entered into in connection with and in anticipation of the Trust’s then-proposed sale to a third party, on a servicing-released basis (the July Loan Sale), of substantially all of the first-lien residential mortgage loans serviced by FCMC under the servicing agreement by and among the Trust and FCMC dated March 31, 2009 (the Legacy Servicing Agreement).
The July Loan Sale, effective July 1, 2010, closed on July 20, 2010 (the “July Loan Sale Closing Date”) and, on July 20, 2010, the July Loan Sale purchaser (the Purchaser) entered into a loan servicing agreement with FCMC (the Loan Sale Servicing Agreement), pursuant to which FCMC continues to service approximately 75% of the first-lien residential mortgage loans acquired by Purchaser in the July Loan Sale (effective October 1, 2010, 25% of the loans acquired were transferred by the Purchaser to its affiliate, which was an event that had been planned by the Purchaser at acquisition). Approximately 3,300 residential mortgage loans, consisting principally of first-lien mortgage loans, were included in the July Loan Sale.
The Letter Agreement included terms amending, or committing the Bank, FCMC, the Company, and related parties to amend certain of the March 2009 Restructuring Agreements entered into in connection with the Company’s Restructuring with the Bank on March 31, 2009, including the existing relationships under the Legacy Servicing Agreement, the Legacy Credit Agreement, and the Licensing Credit Agreement, and FCMC to commit to make certain payments to the Bank. Additionally, the Letter Agreement set forth certain mutual commitments of the parties with respect to the Company’s consideration of a restructuring or spin-off of its ownership of FCMC (a Potential Restructuring), as well as certain guaranties of Mr. Axon, the Chairman and President of the Company and FCMC.
Letter Agreement with the Bank. Under the Letter Agreement with the Bank:
•	FCMC made a $1 million payment to the Bank as reimbursement for certain expenses of the Bank in connection with the July Loan Sale;
•	FCMC released all claims under the Legacy Servicing Agreement as of the loan sale date (other than those for unpaid servicing advances for services incurred prior to June 30, 2010) with respect to the loans sold in the July Loan Sale;

•	FCMC refunded to the Trust an estimated $400,000 for servicing fees paid in advance to FCMC under the Legacy Servicing Agreement in respect of July 2010 to the extent attributable to the loans sold in the July Loan Sale;
•	the Legacy Servicing Agreement was terminated as to the loans sold, except with respect to FCMC’s obligations to assist in curing documentary issues or deficiencies relating to the loans sold; and,
•	FCMC and the Trust entered into an amended and restated servicing agreement (the New Trust Servicing Agreement or Servicing Agreement) on July 30, 2010 and effective August 1, 2010, relating to the servicing of the loans and real estate properties previously serviced under the Legacy Servicing Agreement, other than those sold in the July Loan Sale (see below). (On December 22, 2010, the Bank terminated the New Trust Servicing Agreement and the servicing of all assets by FCMC for the Trust (which as of December 31, 2010 consisted of only REO assets) effective March 24, 2011.)
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
Loan Sale Servicing Agreement with Purchaser. On July 20, 2010, but effective as of July 1, 2010, FCMC entered into a loan servicing agreement with the third-party Purchaser, pursuant to which FCMC provides servicing for the loans acquired by the Purchaser in the July Loan Sale. The Purchaser, which is now the second largest servicing client of FCMC, has the right to terminate the servicing of any of such loans without cause upon ninety (90) calendar days prior written notice, subject to the payment of a termination fee for each such loan terminated. Pursuant to the Loan Sale Servicing Agreement, FCMC services the loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry.
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
Potential Restructuring. In the July 2010 Transaction, which was amended and modified in part by the September 2010 Transaction described above, the parties agreed that in connection with a potential restructuring (the Potential Restructuring), if the Potential Restructuring is acceptable to the Bank and the required lenders, in each party’s sole discretion, and the Potential Restructuring does not result in material tax, legal, regulatory, or accounting impediments or issues for Franklin Holding or FCMC, then:
•	the Bank would use its reasonable efforts to assist Franklin Holding and FCMC in connection with such Potential Restructuring in obtaining the approval of the required lenders for the Potential Restructuring and consenting to any change of control in connection with the Potential Restructuring to the extent required under the Legacy Credit Agreement, and FCMC or Franklin Holding would reimburse and hold the Bank and the required lenders harmless from any reasonable expense incurred by them in connection with any such Potential Restructuring;
•	FCMC would make semi-annual payments to the Bank under the Legacy Credit Agreement (the “EBITDA Payment”) equal to (i) 50% of FCMC’s EBITDA, in accordance with GAAP, for each period for the first 18 months from the July Loan Sale Closing Date, and (ii) 70% of FCMC’s GAAP EBITDA for each period thereafter, up to a maximum aggregate of $3 million. The EBITDA Payment obligation, which was never triggered, was terminated and cancelled pursuant to the September 2010 Transaction;
•	Thomas J. Axon’s existing personal guaranty to the Bank would be extended to the EBITDA Payment pursuant to an amendment to the guarantee, which will also provide that to the extent that the EBITDA Payment in respect of any period is less than $500,000, Mr. Axon will pay such shortfall. Mr. Axon’s obligations pursuant to the guaranty would be secured and continue to be secured by the collateral he had pledged to the Bank on March 31, 2009; and,
•	any payments by FCMC or Mr. Axon in respect of the EBITDA Payment would go to reduce the obligation of the other in respect of the obligations to make such payment, or the guaranty in respect of such payment, as the case may be; and, any payments in respect of the EBITDA Payments, and application of payments to the Bank in respect of distributions by FCMC to its stockholders, would each serve as a credit against the other, which could have the effect of reducing the impact of the $3 million maximum amount of the EBITDA Payments otherwise payable as described above. (These obligations, which were never triggered, were terminated and cancelled, and Mr. Axon’s collateral has been released by the Bank, pursuant to the September 2010 Transaction.)
New Trust Servicing Agreement. On July 30, 2010, FCMC entered into the New Trust Servicing Agreement for the loans and real estate properties not sold by the Trust, effective August 1, 2010, with the Trust to replace the servicing agreement (the Legacy Servicing Agreement) that had been entered into with the Trust as part of the Company’s March 31, 2009 Restructuring with the Bank.

The New Trust Servicing Agreement, which contains terms that are generally similar to those included in FCMC’s Legacy Servicing Agreement does, however, include the following material changes: (i) the servicing fees for the second lien mortgage loans (which on September 22, 2010 were terminated from the New Trust Servicing Agreement and sold to Bosco II in the September Loan Sale) are based predominately on the percentage of principal and interest collected and a per unit monthly service fee only for contractually performing loans and loans in the early stages of bankruptcy, (ii) the servicing fees for the first lien mortgages and real estate owned properties not sold to the Purchaser are based on a fee schedule from the Loan Sale Servicing Agreement FCMC had entered into with Purchaser (as described above), (iii) the New Trust Servicing Agreement is terminable without penalty and without cause on 90 days prior written notice, or 30 days prior written notice in connection with a sale of some or all of the assets by the Trust, (iv) the consent process for hiring vendors was replaced with a general restriction that vendors may not be engaged to perform a substantial portion of the primary day-to-day servicing obligations of FCMC, (v) minimum gross collection targets that could have triggered a termination of the agreement were removed, and (vi) the restrictions on entering into new servicing agreements that could reasonably likely impair the ability of FCMC to perform its obligations were eliminated. On December 22, 2010, the Bank terminated the New Trust Servicing Agreement and the servicing of all assets by FCMC for the Trust (which as of December 31, 2010 consisted of only REO assets) effective March 24, 2011. On March 24, 2011, the Bank notified FCMC that its servicing of the remaining real estate owned assets was extended through April 30, 2011.
Forbearance Agreements with Lead Lending Bank
Prior to the March 31, 2009 Restructuring Agreements that we entered into with Huntington, our indebtedness was governed by forbearance agreements and prior credit agreements with Huntington. Effective as of March 31, 2009, all of our borrowings, with the exception of the Unrestructured Debt in the current amount of $39.0 million, are governed by credit agreements entered into as part of the Restructuring Agreements. The Unrestructured Debt remains subject to the original terms of the Forbearance Agreement entered into with the Bank in December 2007 and subsequent amendments thereto and the Company’s 2004 master credit agreement with Huntington. On April 20, August 10, and November 13, 2009, March 26 June 28, and November 19, 2010, and January 7, 2011, the Bank extended the term of forbearance period, which is now until September 30, 2011.
The Bank has agreed to forbear with respect to any defaults past or present with respect to any failure to make scheduled principal and interest payments to the Bank (“Identified Forbearance Default”) relating to the Unrestructured Debt. The Bank, absent the occurrence and continuance of a forbearance default other than an Identified Forbearance Default, has agreed not to initiate collection proceedings or exercise its remedies in respect of the Unrestructured Debt or elect to have interest accrue at the stated rate applicable after default. FCMC is not obligated to the Bank with respect to the Unrestructured Debt and any references to FCMC in the Company’s 2004 master credit agreement governing the Unrestructured Debt have been amended to refer to Franklin Asset.
Upon expiration of the forbearance period, in the event that the Unrestructured Debt with the Bank remains outstanding (currently $39.0 million), the Bank, with notice, has the right to call an event of default under the Legacy Credit Agreement, but not the Licensing Credit Agreement and the Servicing Agreement, which do not include cross-default provisions that would be triggered by such an event of default under the Legacy Credit Agreement. The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets and stock of FCMC (except for a second-priority lien of the Bank on $7.5 million of cash collateral held as security under the Licensing Credit Agreement).

March 2009 Restructuring
On March 31, 2009, Franklin Holding, and certain of its direct and indirect subsidiaries, including Franklin Credit Management Corporation and Tribeca Lending Corp., entered into a series of agreements (collectively, the “Restructuring Agreements”) with the Bank, successor by merger to Sky Bank, pursuant to which the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, and approximately 83% of the Portfolio was transferred to Huntington Capital Financing, LLC (the REIT), a real estate investment trust wholly-owned by the Bank.
The March 2009 Restructuring did not include a portion of the Company’s debt (the Unrestructured Debt), which as of March 31, 2009 totaled approximately $40.7 million. The Unrestructured Debt is subject to the original terms of the Company’s Forbearance Agreement entered into with the Bank in December 2007 and subsequent amendments thereto and the Company’s 2004 master credit agreement. The Unrestructured Debt was extended on January 7, 2011 until September 30, 2011.
The Company’s forbearance agreements that had been entered into with the Bank were, except for approximately $39.0 million of the Company’s debt outstanding (the Unrestructured Debt) at December 31, 2010, replaced effective March 31, 2009 by the Restructuring Agreements.
In conjunction with the March 2009 Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, one with a notional amount of $150 million and the other with a notional amount of $240 million. The total termination fee for cancellation of the swaps was $8.2 million, which is payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $837.9 million (the amount designated as Tranche A debt as of March 31, 2009) of term debt has been paid in full. At December 31, 2010, $709.0 million of this tranche of debt remained to be paid off before payment of the swap termination fee would be triggered.
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
Restructuring Agreements. In connection with the March 2009 Restructuring, the Company and its subsidiaries:
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

	Outstanding	Outstanding
	Principal Amount	Principal Amount
	at March 31, 2009 –	at December 31, 2010 –	Applicable Interest		Required Monthly
	Franklin	Franklin	Margin Over LIBOR		Principal
	Asset/Tribeca	Asset/Tribeca	(basis points)		Amortization
Tranche A	$838,000,000	$709,000,000	225		None
Tranche B	$407,000,000	$430,000,000	275		None
Tranche C	$125,000,000	$163,000,000	N/A	(1)	None

Unrestructured Debt	$41,000,000	$39,000,000		(2)	None

(1)	The applicable interest rate is fixed at 15% per annum. Interest will be paid in kind during the term of the Restructuring.

(2)	Interest margin over FHLB 30-day LIBOR advance rate plus 2.60%-2.75%.
The interest rate under the terms of the March 2009 Restructuring Agreements for Tranche A and Tranche B indebtedness that is the basis, or index, for the Company’s interest cost is the one-month LIBOR plus applicable margins. In accordance with the terms of the Restructuring Agreements, interest due and unpaid on Tranche A (upon election), Tranche B and Tranche C debt is accrued and added to the debt balance.
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
In accordance with the terms of the Legacy Credit Agreement, during the twelve months ended December 31, 2010, the outstanding balance of Tranche B debt increased from $417.2 million to $430.1 million and the outstanding balance of Tranche C debt increased from $140.1 million to $162.9 million, due to the addition of accrued interest for which cash was not available to pay the interest due. Notwithstanding the increases in Tranche B and Tranche C debt, during the year ended December 31, 2010, the total balance of debt outstanding under the Legacy Credit Agreement declined slightly from $1.367 billion at year-end 2009 to $1.341 billion at December 31, 2010.

During the three months ended December 31, 2010, the outstanding balance of Tranche B debt increased from $426.8 million to $430.1 million and the outstanding balance of Tranche C debt increased from $156.8 million to $162.9 million, due to the addition of accrued interest for which cash was not available to pay the interest due. In addition, during the three months ended December 31, 2010, the outstanding balance of Tranche A debt decreased slightly from $714.3 million to $709.0 million due to the addition of accrued interest for which cash was not available to pay all the interest due. As a result, the total balance of debt outstanding under the Legacy Credit Agreement increased from $1.337 billion at September 30, 2010 to $1.341 billion at December 31, 2010.
The Legacy Credit Agreement contains representations, warranties, covenants and events of default (the “Legacy Credit Agreement Defaults”) that are customary in transactions similar to the Restructuring. The Legacy Credit Agreement (as modified on September 22, 2010 and due to the satisfaction of Mr. Axon’s Note in November 2010) is secured by a first priority security interest in (i) the REIT Securities; (ii) the Participant Trust Certificates; (iii) an undivided 16.72039% interest in the consumer mortgage loans and real estate owned properties transferred to and still held by the Trust; (iv) 100% equity interests in all direct and indirect subsidiaries of Franklin Holding (other than FCMC), pledged by Franklin Holding (v) all amounts owing pursuant to any deposit account or securities account of any Company entities bound to the Legacy Credit Agreement (other than Franklin Holding), (vi) all monies owing to any borrower from any taxing authority; (vii) any commercial tort or other claim of FCMC, Franklin Holding, or any borrower; (viii) a second-priority lien on cash collateral held as security for the Licensing Credit Agreement to FCMC; (ix) any monies, funds or sums due or received by any borrower in respect of any program sponsored by any Governmental Authority, any federal program, federal agency or quasi-governmental agency, including without limitation any fees received, directly or indirectly, under the U.S. Treasury Homeowners Affordability and Stability Plan; and, (x) the Deferred Payment Agreement. Any security agreement, acknowledgement or other agreement in respect of a lien or encumbrance on any asset of the Trust shall be non-recourse in nature and shall permit the Trust to distribute, without qualification, 83.27961% of all net collections received by the Trust to the REIT Sub and its subsidiaries irrespective of any event or condition in respect of the Legacy Credit Agreement.
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
On September 22, 2010, the Legacy Credit Agreement with the Bank was amended. Various definitions, terms and FCMC-related covenants were amended to permit a future transfer, sale, restructuring or spin-off of the ownership of FCMC, subject to a review and final approval of the Bank; release the equity interests of FCHC in FCMC that had been pledged to the Bank in March 2009 and the Bank’s lien on a certain commercial condominium unit of FCMC; add as collateral the Deferred Payment Agreement (which is guaranteed and collateralized by Mr. Axon) to pay the Bank 10% of the cumulative proceeds, minus $4 million, from any qualifying transactions (including dividends or distributions) that monetize FCMC’s value or significant assets prior to March 20, 2019; and, release, cancel and discharge the limited guarantee of FCMC. In addition, on September 22, 2010, the Bank eliminated all cross-default provisions to the Licensing Credit Agreement and Servicing Agreement of FCMC with the Trust (for the remaining loans and real estate owned properties that continue to be held by the Trust) that could have triggered a default resulting from a default under the Legacy Credit Agreement.

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
On September 22, 2010, Franklin Holding and FCMC entered into a further amendment to the Licensing Credit Agreement. Various definitions, terms and FCMC-related covenants were amended to extend the revolving line of credit and letter of credit facilities to September 30, 2011; permit a future transfer, sale, restructuring or spin-off of the ownership of FCMC, subject to a review and final approval of the Bank; release Bank liens on certain corporate condominium units of FCMC (subject to payment in full of Mr. Axon’s Note, which was due in full on November 22, 2010, and which has been paid and subject liens have been released); eliminate any cross defaults resulting from any default under the Legacy Credit Agreement; permit the incurrence of liabilities for indebtedness subject to the prior written consent of the Bank, which consent shall not be unreasonably withheld or delayed; and eliminate the provision that FCMC shall, to the extent permitted by applicable law, no less frequently than semi-annually, within forty-five days after each June 30th and December 31st of each calendar year, make pro rata dividends, distributions and payments to FCMC’s shareholders and the Bank under the Legacy Credit Agreement. In addition, the Bank cancelled and terminated the obligation of FCMC, entered into on July 16, 2010, to make payments aggregating $3 million to the Bank based upon FCMC’s EBITDA over a three-year period.
The Revolving Facility and the letters of credit are used to assure that all state licensing requirements of FCMC are met and to pay approved expenses of the Company. The Draw Facility was available, although never utilized by the Company, for the purpose of providing working capital for FCMC, if needed, and amounts drawn and repaid under this facility could not be re-borrowed. At December 31, 2010, no amount was outstanding under the Revolving Facility and approximately $6.2 million of letters of credit for various state licensing purposes were outstanding. There were no amounts due under the Draw Facility when it expired unrenewed.

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
The Licensing Credit Agreement, as amended, contains warranties, representations, covenants and events of default that are customary in transactions similar to the March 2009 Restructuring.
The Licensing Credit Agreement, as amended (and following the payment of Mr. Axon’s Note in November 2010), is secured by (i) a first priority security interest in FCMC’s cash equivalents in a controlled account maintained at the Bank in an amount satisfactory to the Bank, but not less than $8.5 million (which, effective June 20, 2010, is $7.5 million), (ii) blanket existing lien on all personal property of FCMC, and (iii) any monies or sums due FCMC in respect of any program sponsored by any Governmental Authority, including without limitation any fees received, directly or indirectly, under the U.S. Treasury Homeowners Affordability and Stability Plan.
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
The Servicing Agreement, which was entered into on March 31, 2009 and subsequently amended on August 1, 2010 and September 22, 2010, governs the servicing by FCMC, as the servicer (the “Servicer”) for the loans and real estate owned properties owned by the Trust. The Trust and/or the Bank as the administrator of the Trust (the “Administrator”) have significant control over all aspects of the servicing by FCMC for the Trust. On September 22, 2010, the Servicing Agreement was amended to eliminate any cross-default provisions resulting from any default under the Legacy Credit Agreement. On December 22, 2010, the Bank terminated the Servicing Agreement and the servicing of all assets by FCMC for the Trust (which as of December 31, 2010 consisted of only REO assets) effective March 24, 2011.
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

13. FINANCING AGREEMENTS
At December 31, 2010, FCMC had no balance outstanding under the revolving line of its Licensing Credit Agreement with the Bank, which is shown in the Company’s financial statements as Financing agreement. At December 31, 2009, the Company had $1.0 million outstanding under the Licensing Credit Agreement. See Note 12.
14. NONCONTROLLING INTEREST
For the Company’s consolidated majority-owned subsidiary (FCMC) in which the Company owns less than 100% of the total outstanding common shares of stock, the Company recognizes a noncontrolling interest for the ownership interest of the noncontrolling interest holder, the Company’s Chairman and President, and principal stockholder, Thomas J. Axon. The noncontrolling interest represents the minority stockholder’s proportionate share of the equity of FCMC. At December 31, 2010, the Company owned 80% of FCMC’s capital stock, and Mr. Axon owned 20%. The 20% equity interest of FCMC that is not owned by the Company is shown as Noncontrolling interest in subsidiary in the Company’s Consolidated Financial Statements.
The change in the carrying amount of the noncontrolling interest for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Balance, beginning of year	$1,657,275	$—

Transfer of 10% ownership	—	1,710,490
Transfer of additional 10% ownership	1,516,381	—
Net income attributed to noncontrolling interest	976	267,519
Non-dividend distribution	—	(224,500)
Noncontrolling interest distribution	—	(96,234)

Balance, end of year	$3,174,632	$1,657,275

On March 31, 2009, the Company transferred ten percent of its ownership in common stock of FCMC to its Chairman and President, Thomas J. Axon, as the cost of obtaining certain guarantees and pledges from Mr. Axon, which were required by the Bank as a condition of the March 2009 Restructuring entered into by the Company and certain of its wholly-owned direct and indirect subsidiaries on March 31, 2009. On September 22, 2010, in consideration for Mr. Axon’s undertaking the obligations required of him under the September 2010 Transaction agreements, and various guarantees and concessions previously and currently provided by Mr. Axon for the benefit of FCMC and FCHC, FCHC transferred to Mr. Axon an additional 10% of FCMC’s outstanding shares of common stock. When combined with FCMC shares already directly owned by Mr. Axon, the Chairman and President of FCHC and FCMC now directly owns 20% of FCMC, while the remaining 80% of FCMC is owned by FCHC and its public shareholders (including Mr. Axon as a principal shareholder of FCHC’s publicly owned shares).

15. INCOME TAXES
Components of the (benefit) for income taxes for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Current (benefit)/provision:
Federal	$(150,000)	$(3,719,010)
State and local	(112,447)	638,762

	(262,447)	(3,080,248)

Deferred (benefit)/provision:
Federal	(17,470,107)	82,619,163
State and local	(1,519,140)	7,087,080

	(18,989,247)	89,706,243

Increase/(decrease) in valuation allowance	18,989,247	(89,465,511)

(Benefit)	$(262,447)	$(2,839,516)

A reconciliation of the anticipated income tax (benefit), computed by applying the Federal statutory income tax rate to income before provision for income taxes, to the provision for income taxes in the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Tax determined by applying U.S. statutory rate to income	$(18,881,901)	$(122,623,091)
Increase in taxes resulting from:
State and local taxes, net of Federal benefit	(3,119,250)	(7,156,807)
Increase/(decrease) in valuation allowance	18,989,247	(89,465,511)
Basis adjustment	3,045,497	215,513,346
Change in tax estimate	(304,447)	856,857
Non-deductible expenses	8,407	35,690

	$(262,447)	$(2,839,516)

The following table provides a reconciliation of the beginning and ending amounts of the Company’s uncertain tax positions:

	2010	2009
Uncertain tax positions, January 1	$943,174	$702,442

Decreases relating to positions taken during prior years	(567,041)
Increases relating to positions taken during the current year	262,594	240,732

Uncertain tax positions, December 31	$638,727	$943,174

During 2010, the Company recorded a net decrease in the uncertain tax position in the amount of $304,000 and an increase during 2009 of $241,000 in its consolidated statements of operations. The Company is not aware of any uncertain tax positions that will significantly increase or decrease within the next twelve months. The Company’s major tax jurisdictions are Federal and the states of New Jersey and New York, which remain subject to examination from and including the years 2006 to 2010 for the states of New Jersey and New York, and from and including the years 2007 to 2010 by the Internal Revenue Service for its Federal returns. The IRS examination of tax years 2005 through 2007 concluded during 2010 with a favorable settlement, and as a result, the Company reversed a $150,000 reserve for this audit determination. The Company also decreased the reserve approximately $417,000 for other uncertain tax positions. The Company is not currently under examination by the Internal Revenue Service.
The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at December 31, 2010 and 2009 are presented below:

	2010	2009
Deferred tax liabilities:
Loans to subsidiary companies	$6,629,225	$6,629,225
Restricted stock	3,060	35,550
Loan commitment fees	1,530,534	—
Other	197,973	132,590

Deferred tax liabilities	$8,360,792	$6,797,365

Deferred tax assets:
Loan basis	$7,936,451	$8,348,718
Derivative liabilities	1,130,512	4,431,875
Tax hedge	1,048,315	1,048,315
Investment in REIT stock	46,963,223	53,144,236
Acquisition costs	185,881	264,416
State net operating loss carryforwards	11,829,359	8,331,997
Deferred costs	1,351,325	1,351,325
Federal net operating loss carryforwards	48,828,171	24,965,450
Other	635,870	771,464

Deferred tax assets	119,909,107	$102,657,796

Valuation allowance	(111,548,315)	(95,860,431)

Net deferred tax liability	$—	$—

The Company recorded a valuation allowance of $111.5 million, inclusive of $1.1 million that was recorded in Other accumulated comprehensive (loss), and $95.9 million, inclusive of $4.4 million that was recorded in Other accumulated comprehensive (loss), as of December 31, 2010 and 2009, respectively, as the Company has determined that it is more likely than not that all of the deferred tax assets will not be fully realizable.
As of December 31, 2010, the Company had tax net operating loss carryforwards with various states totaling approximately $199.1 million. As of December 31, 2010, the Company had Federal tax net operating loss carryforwards of approximately $143.6 million. The net operating loss carryforwards expire in various years beginning in 2015 through 2030.
As part of the March 2009 Restructuring, the Company agreed to transfer to the Bank its tax basis in the assets transferred to the Bank, and on March 15, 2010, the Company filed the necessary Federal election to transfer such tax basis to the Bank. The Company’s tax basis in the assets transferred approximated $1.1 billion.

16. STOCK-BASED COMPENSATION
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
The Company estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model. The table below presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model for the years ended December 31, 2010 and 2009. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses historical data to estimate stock option exercise. The expected term of stock options granted is derived from the output of the model and represents the period of time that stock options granted are expected to be outstanding. The estimates of fair value from these models are theoretical values for stock options and changes in the assumptions used in the models could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Company’s common stock when the stock options are exercised.

	Incentive Stock Options		Non-Qualified Stock Options
	2010	2009	2010	2009

Risk-free interest rate	—	—	3.26%	3.57%
Weighted average volatility	—	—	123.51%	110.53
Expected lives (years)	—	—	10.0	10.0

Transactions in stock options for the years ended December 31, 2010 and 2009 under the plan are summarized as follows:

	2010		2009
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Outstanding options, beginning	301,000	$3.81	582,000	$2.78

Options granted	12,000	.13	12,000	0.30
Options cancelled	(84,000)	3.75	(293,000)	1.63

Outstanding options, end	229,000	3.64	301,000	3.81

Options unvested	(40,000)	1.75	(60,000)	1.75

Options exercisable, end	189,000	$4.04	241,000	$4.32

As of December 31, 2010, the weighted average remaining contractual term and aggregate intrinsic value of options outstanding and exercisable was 5.18 years and $0.
The Company has the following options outstanding at December 31, 2010:

	Number	Number
Range of exercise price of options:	Outstanding	Exercisable
$0.13	12,000	12,000
$0.30	12,000	12,000
$0.75	23,000	23,000
$0.85	5,000	5,000
$0.89	12,000	12,000
$1.04	6,000	6,000
$1.75	80,000	40,000
$2.25	11,000	11,000
$3.55	12,000	12,000
$4.98	12,000	12,000
$7.73	12,000	12,000
$12.85	12,000	12,000
$13.75	20,000	20,000

TOTAL OPTIONS	229,000	189,000

Weighted average exercise price	$3.64	$4.04
Compensation cost related to the Company’s stock option awards was $20,643 for the year ended December 31, 2010. Compensation cost related to the Company’s stock option awards was $22,509 for the year ended December 31, 2009. As of December 31, 2010, unrecognized compensation cost related to the Company’s stock option awards was $25,109, which will be recognized over a weighted average period of 1.33 years.

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
• Restricted Stock — Restricted shares of the Company’s common stock have been awarded to certain executives. The stock awards are subject to restrictions on transferability and other restrictions, and step vest over a three-year period.
A summary of the status of the Company’s restricted stock awards as of December 31, 2010 and 2009 and changes during the periods then ended is presented below:

	2010		2009
		Weighted		Weighted
		Average		Average
Restricted Stock	Shares	Fair Value	Shares	Fair Value
Outstanding unvested grants, beginning of year	—	$—	31,250	$7.90
Granted	17,000	$1.00
Vested	(8,500)	$1.00	(18,750)	$7.90
Canceled	—	—	(12,500)	$7.90

Outstanding unvested grants, end of year	8,500	$1.00	—	$—

Compensation cost related to the Company’s restricted stock awards was $17,000 and $148,000 for the year ended December 31, 2010 and 2009, respectively.
During the year ended December 31, 2010, the total fair value of the Company’s restricted stock that vested was $8,500.
17. CERTAIN CONCENTRATIONS
Third Party Servicing Agreements — As a result of the March 2009 Restructuring and the Reorganization that took effect December 19, 2008, the Company’s operating business is conducted solely through FCMC, which is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collection and recovery servicing, for third parties. The portfolios serviced for other entities, as of December 31, 2010, were heavily concentrated with loans serviced for related parties (which consist primarily of loans previously acquired and originated by the Company, transferred to the Trust and then subsequently sold by the Trust to third parties). As of December 31, 2010, FCMC had four significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate; three with related parties (Bosco I, Bosco II and Bosco III); and one with an unrelated third party. We also had one servicing contract remaining with Huntington for the remaining loans not sold by the Trust in the Loan Sales and the December Loan Sale. At December 31, 2010, we serviced and provided recovery collection services on a total population of approximately 26,500 loans, with approximately $1.1 billion of unpaid principal balance, for the Bosco-related entities. See Note 19.

The following table summarizes percentages of total principal balances by the geographic location of properties securing the residential mortgage loans serviced for other entities at December 31, 2010:

Location	December 31, 2010
California	27.14%
Florida	7.99%
New Jersey	6.77%
New York	6.32%
Texas	5.38%
Pennsylvania	3.32%
Ohio	3.10%
Illinois	3.04%
Georgia	2.91%
Michigan	2.77%
All Others	31.25%

100.00%

Financing — Substantially all of the Company’s existing debt and available credit facility is with one financial institution, Huntington.
18. COMMITMENTS AND CONTINGENCIES
Operating Leases — During 2005, the Company entered into two operating lease agreements for corporate office space, which contain provisions for future rent increases, rent-free periods, or periods in which rent payments are reduced (abated). The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “accrued expenses,” which is included in Accounts payable and accrued expenses on the Company’s balance sheets. The Company’s aggregate rent expenses for 2010 and 2009 amounted to $1,389,732 and $1,204,057, respectively.
The combined future minimum lease payments as of December 31, 2010 are as follows:

Year Ended	Amount
2011	$1,618,085
2012	1,597,107
2013	1,597,107

$4,812,299

Substantially all of the Company’s office equipment is leased under multiple operating leases. The combined future minimum lease payments as of December 31, 2010 are as follows:

Year Ended	Amount
2011	$63,682
2012	59,937
2013	59,937
2014	48,824
Thereafter	3,766

$236,146

Capital Leases — The Company entered into a lease for office furniture for its corporate office in Jersey City, New Jersey under an agreement that is classified as a capital lease. The cost of the furniture under this capital lease, included on the balance sheets as “Building, furniture and equipment, net” was originally $916,890. The lease has been fully depreciated as of December 31, 2010. Amortization of assets under capital leases is included on the Company’s consolidated statements of operations in Depreciation.
Legal Actions — The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s financial statements.
19. RELATED PARTY TRANSACTIONS
Restructuring — On March 31, 2009, the Company transferred ten percent of its ownership in common stock of FCMC to its Chairman and President, Thomas J. Axon, as the cost of obtaining certain guarantees and pledges from Mr. Axon, which were required by the Bank as a condition of the March 2009 Restructuring entered into by the Company and certain of its wholly-owned direct and indirect subsidiaries on March 31, 2009. On September 22, 2010, in consideration for Mr. Axon’s undertaking the obligations required of him under a series of transactions the Company and FCMC entered into with the Bank on that date (which resulted in a release of the pledge of FCMC stock to the Bank, a significant revision to the Company’s legacy credit agreement and, subject to the final approval of the Bank, the consent to proceed with a restructuring or spin-off of the ownership of FCMC) and various guarantees and concessions provided by Mr. Axon for the benefit of both FCMC and the Company, the Company transferred to Mr. Axon an additional 10% of FCMC’s outstanding shares of common stock. When combined with FCMC shares already directly owned by Mr. Axon, the Chairman and President of the Company and FCMC now directly owns 20% of FCMC, while the remaining 80% of FCMC is owned by the Company and indirectly by its public shareholders (including Mr. Axon as a principal shareholder of the Company’s publicly owned shares).
The Company’s servicing revenues from the Bosco-related entities amounted to $2.5 million and $2.0 million for the year ended December 31, 2010 and 2009, respectively.
Bosco I Servicing Agreement — On May 28, 2008, FCMC entered into various agreements, including a servicing agreement, to service on a fee-paying basis for Bosco I approximately $245 million in residential home equity line of credit mortgage loans. Bosco I was organized by FCMC, and the membership interests in Bosco I include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members. The loans that are subject to the servicing agreement were acquired by Bosco I on May 28, 2008. FCMC’s servicing agreement was approved by its Audit Committee. The Bosco I servicing agreement is for a term of three years and expires, if not renewed, May 28, 2011.

FCMC began servicing the Bosco I portfolio in June 2008. Included in the Company’s consolidated revenues were servicing fees recognized from servicing the Bosco I portfolio of $501,000 and $2,014,000 for the twelve months ended December 31, 2010 and 2009, respectively. The Company did not recognize any administrative fees for the twelve months ended December 31, 2010 and Bosco I did not pay for any fees for such services provided during the twelve months ended December 31, 2010. For the twelve months ended December 31, 2009, the Company did not recognize any administrative fees and wrote off as uncollectible the administrative fees that had been recognized in 2008.
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
The Bosco Amendment did not alter FCMC’s right to receive a certain percentage of collections in the event Bosco I’s indebtedness to the Lenders has been repaid in full, the Bosco I equity holders have been repaid in full the equity investment in Bosco I made prior to Bosco I entering into the loan agreement with the lenders, and the lenders and Bosco I’s equity holders have received a specified rate of return on their debt and equity investments.

The amount and timing of ancillary administrative fees owed to the Company is the subject of a good faith dispute between FCMC and the Managing Member of Bosco I, Thomas J. Axon (Chairman and President of the Company and FCMC). However, even if the parties can resolve their differences amicably, there are no funds available to Bosco I for payment for such services (short of a capital call), since all funds from collections are required by Bosco I’s agreements with its lenders to repay such lenders, aside from specific amounts required for servicing fees and other specifically excepted costs. On June 30, 2009, the Company wrote off $90,000 in internal accounting costs associated with services provided by FCMC to Bosco I. On December 31, 2009, the Company wrote off $372,000 in additional aged receivables, due to nonpayment, consisting of (i) legal costs incurred by FCMC in 2008 related to the acquisition by Bosco I of its loan portfolio and entry into a servicing agreement with Bosco I; (ii) expenses for loan analysis, due diligence and other services performed for Bosco I by FCMC in 2008 related to the acquisition by Bosco I of the loan portfolio; and (iii) additional internal accounting costs for services provided to Bosco I by FCMC through June 30, 2009. In addition, FCMC has not accrued fees for accounting costs for these services since June 1, 2009.
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
At December 31,2010, the Company charged off as uncollectible $299,000 of accrued and unpaid servicing fees due from Bosco I that represented the remaining portion of outstanding servicing fees due and unpaid prior to August 1, 2009, due to current disputes among Bosco I and its lenders regarding the May 28, 2011 maturity of the Bosco I loan agreement. As of December 31, 2010, the Company had no outstanding accrued and unpaid servicing fees due from Bosco I other than the servicing fee due for the current month of December 31, 2010, which was received in January 2011, and $8,000 in outstanding reimbursable third-party expenses incurred by FCMC in the servicing and collection of the Bosco I loans. As of December 31, 2010, no deferred servicing fees per the Bosco I amendments have been accrued, and all such amounts remain unpaid.
On March 4, 2010, FCMC entered into an agreement with Bosco I to provide ancillary services not covered by the Bosco I Servicing Agreement, as amended, related to occupancy verification and the coordination of on-sight visits with borrowers to facilitate the implementation of loss mitigation program initiatives at fees ranging from $100-$140 per individual assignment. As of December 31, 2010 there were no third party expenses reimbursable by Bosco I outstanding for the services referenced above.
The maturity date of Bosco I’s loan agreement with its lenders is May 28, 2011, unless the loan agreement is earlier terminated in accordance with its terms or by operation of law. In the event that Bosco I’s lending agreement is not extended or renewed, it is uncertain whether the lenders would permit FCMC to remain the servicer of the mortgage loans.
Bosco II Servicing Agreement — On September 22, 2010, FCMC entered into a servicing agreement with Bosco II and a trust to service and collect loans purchased by Bosco II from Franklin Mortgage Asset Trust 2009-A, an indirect subsidiary of the Bank’s Trust. 100% of the membership interest in Bosco II is held by the Company’s Chairman and President, Thomas J. Axon. The Bosco II Servicing Agreement governs the servicing of approximately 20,000 loans. Pursuant to the Bosco II Servicing Agreement, FCMC services the loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry. Under the terms of the Bosco II Servicing Agreement, FCMC is entitled to a servicing fee equal to a percentage of net amounts collected and per unit monthly service fee for loans less than thirty days contractually delinquent and a straight contingency fee for loans equal to or more than thirty days contractually delinquent, and reimbursement of certain third-party fees and expenses incurred by FCMC. The Bosco II Servicing Agreement may be terminated without cause and penalty upon thirty days prior written notice.

FCMC also provided the loan analysis and certain other services for Bosco II for the loans acquired by Bosco II and will perform various administrative and bookkeeping services for Bosco Credit II at the rate of $1,500 per month (the administrative services agreement is pending approval of Bosco II’s lender). FCMC’s servicing agreement and administrative services agreement with Bosco II were approved by its Audit Committee.
Included in the Company’s consolidated revenues for the twelve months ended December 31, 2010 were servicing fees recognized from servicing the Bosco II portfolio of approximately $2.0 million.
Bosco III Servicing Agreement and Participation Interest in Unrestructured Debt with the Bank — In December 2010, FCMC entered into a servicing agreement with Bosco III to service and collect approximately charge-off loans purchased by Bosco III from the Bank’s Trust (the remaining loans held by the Bank’s Trust) and purchased from the Bank a 50% participation interest in each of the commercial loans to the Company covering that portion of the Company’s debt with the Bank, the Unrestructured Debt, in the amount of approximately $39 million (FMCM is the loan servicer for certain Company entities that are the beneficial owners of the loans securing the Unrestructured Debt). 50% of the membership interest in Bosco III is held by the Company’s Chairman and President, Thomas J. Axon.
The Bosco III servicing agreement governs the servicing of approximately 4,800 loans. Pursuant to the Bosco III servicing agreement, the servicing fees for second lien mortgage loans are predominately based on the percentage of principal and interest collected, with a contingency rate dependent on the delinquency of the loan and a per unit monthly service fee for only those loans less than 30 days delinquent or in a bankruptcy status during the 90 day period following a bankruptcy filing. Otherwise, FCMC receives a monthly servicing fee per loan per month for first lien mortgage loans less than 120 days delinquent or in foreclosure or bankruptcy with the amount dependent upon loan status at the end of each month, a monthly fee for real estate owned properties, a contingency fee for first lien mortgage loans equal to or more than 120 days delinquent and not in foreclosure or bankruptcy, resolution and disposition fees based on the unpaid principal balance of first lien mortgage loans collected from borrowers or gross proceeds from the sales of a properties, as applicable, in addition to various ancillary fees and reimbursement of certain third-party expenses. However, discussions are underway between the Bosco III investors and FCMC regarding a possible revision to the servicing agreement to have the fees consist principally of a percentage of principal and interest collected, in addition to various ancillary fees and reimbursement of certain third-party expenses. FCMC’s services may be terminated with respect to some or all of the assets without cause and without penalty on 30 days prior written notice.
FCMC also provided the loan analysis and certain other services for Bosco III for the loans acquired by Bosco III. FCMC’s servicing agreement with Bosco III was ratified by its Audit Committee.
Other Significant Related Party Transactions with the Company’s Chairman — At December 31, 2010, the Company had an outstanding receivable from an affiliate, RMTS, LLC, of $4,300. This receivable represents various operating expenses that are paid by the Company and then reimbursed by RMTS.

On September 13, 2010, FCMC’s audit committee authorized a 22% commission (minus certain expenses) to Hudson Servicing Solutions, LLC (“Hudson”), a procurer of force-placed insurance products for FCMC, with respect to force-placed hazard insurance coverage maintained on FCMC’s remaining portfolio of mortgage loans and mortgage loans serviced for third parties. The sole member of Hudson is RMTS, LLC, of which Mr. Axon, the Company’s Chairman and President, is the majority owner.
FCMC entered into a collection services agreement, effective December 23, 2009, pursuant to which FCMC agreed to serve as collection agent in the customary manner in connection with approximately 4,000 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $56 million, which were acquired by two trusts set up by a fund in which the Company’s Chairman and President is a member, and contributed 50% of the purchase price and agreed to pay certain fund expenses. Under the collection services agreement, FCMC is entitled to collection fees consisting of 35% of the gross amount collected. The agreement also provides for reimbursement of third-party fees and expenses incurred by FCMC. The collection fees earned by FCMC under this collection services agreement during the twelve months ended December 31, 2010 amounted to approximately $116,000. In December 2010, FCMC entered into an agreement with the fund to provide certain administrative and bookkeeping services for a fee of $1,500 per month.
On February 1, 2010, FCMC entered into a collection services agreement, pursuant to which FCMC agreed to serve as collection agent in the customary manner in connection with approximately 1,500 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $85 million, which were acquired through a trust set up by a fund in which the Company’s Chairman and President is a member, and contributed 25% of the purchase price. Under the collection services agreement, FCMC is entitled to collection fees consisting of 33% of the amount collected, net of third-party expenses. The agreement also provides for reimbursement of third-party fees and expenses incurred by FCMC in compliance with the collection services agreement. The collection fees earned by FCMC under this collection services agreement during the twelve months ended December 31, 2010 were not significant.
20. SUBSEQUENT EVENTS
Investment in REIT Securities — Dividend
On July 23, 2010, the Company was verbally notified by the Bank that due to losses recognized by the new combined REIT from a write down of the carrying value of the mortgage loans owned by the Bank’s Trust, the board of directors of the REIT decided not to declare any preferred dividends for the third and fourth calendar quarters of 2010. The Bank indicated in July 2010, and reaffirmed in November 2010, that the suspension of preferred dividends would be temporary and that the new combined REIT is expected to declare and pay dividends commencing in January 2011, including the cumulative dividends for the third and fourth quarters of 2010. The Company’s revenue loss for the third and fourth quarters of 2010 was approximately $21 million (pre-tax) and the nonpayment of dividends for the six months ended December 31, 2010 resulted in an increase in stockholders’ deficit for the six months ended December 31, 2010.
In February 2011, the Company was advised that the REIT board in February declared dividends on the REIT Securities for the two quarterly periods ended December 31 and September 30, 2010, and also declared a dividend for the full year of 2011. The Company was advised that these declared dividends would be paid one business day after the dividends are approved by the Bank’s regulator.

Derivatives — Termination of Interest Rate Swap Agreements
On January 25, 2011, the Bank declared an early termination of all of the Company’s remaining interest rate swaps due to a failure to make payments due under the swap agreements, which payment defaults were occasioned by insufficient funds available under the Legacy Credit Agreement as a direct result of the loss of cash flows attributable to the July, September and December 2010 loan sales by the Bank’s Trust and the suspension of dividends by its REIT. The early termination fee payable by the Company (but not FCMC) to the Bank is $6.5 million. It is anticipated that the Company’s liability (which is not a liability of FCMC) for the swap termination fee will be payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement, and only after the outstanding balance of debt designated as Tranche A debt owed to the Bank has been paid in full, which at December 31, 2010 amounted to $709 million.
The swap termination fee will be charged to earnings in the quarter ended March 31, 2011.
The Bank also has verbally indicated that it is their position that the early termination of the interest rate swaps in January 2011 and a prior early termination of interest rate swaps effective March 31, 2009, which was exercised at the request of the Bank, are defaults under the Legacy Credit Agreement, entitling the Bank to take possession of and dispose of the REIT securities collateralizing the legacy debt of certain subsidiaries of Franklin Holding (other than FCMC). Although we dispute this interpretation based on the nature of the swap terminations in January 2011 and certain equitable with respect to the swap terminations in March 2009, we have entered into negotiations with the Bank to surrender the REIT securities as an alternative to litigation, which might be time-consuming and expensive with an uncertain outcome. The Bank’s position, which FCMC is inclined to cooperate with, will enable the REIT securities effectively to be redeemed at estimated fair value (as determined by the Bank), the proceeds of which would be applied to reduce the outstanding balance of the Company’s Legacy Debt.
Licensing Credit Agreement — Waiver of Covenant Noncompliance
The Company was not in compliance at December 31, 2010 with the covenant in the Licensing Credit Agreement that provides that Franklin Holding and FCMC shall maintain a net income before taxes of not less than $800,000 as of the end of each calendar month for the most recently ended twelve consecutive month period or, with notice, an event of default will be deemed to have occurred. On March 28, 2011, as a temporary measure, Franklin Holding and FCMC entered into an agreement with the Bank that provides for a limited waiver of the financial covenant of Franklin Holding and FCMC under the Licensing Credit Agreement, for the period through and including September 30, 2011, related to the failure to maintain the minimum level of net income before taxes.
The Company has evaluated subsequent events through the date of the issuance of these Consolidated Financial Statements.