Form 10-Q
period 2011-03-31
FRANKLIN CREDIT HOLDING CORP/DE/
filed 2011-05-12
CIK 831246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 9, 2011: 8,028,795

FRANKLIN CREDIT HOLDING CORPORATION
FORM 10-Q

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$13,127,040	$12,640,619
Restricted cash	2,459,363	2,407,194
Investment in REIT securities	477,316,409	477,316,409
Investment in trust certificates at fair value	997,667	1,505,978
Mortgage loans and real estate held for sale	4,969,105	7,500,863
Notes receivable held for sale, net	2,773,773	2,857,312
Accrued interest receivable	33,099	28,245
Deferred financing costs, net	6,605,245	6,923,169
Other receivables	3,123,518	3,463,029
Building, furniture and equipment, net	958,797	1,038,152
Other assets	553,019	2,633,072

Total assets	$512,917,035	$518,314,042

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Liabilities:
Notes payable, net of debt discount of $172,901 at March 31, 2011 and $181,616 at December 31, 2010	$1,294,631,834	$1,340,838,509
Deferred dividend income	31,887,898	—
Nonrecourse liability	4,969,105	7,500,863
Accounts payable and accrued expenses	2,545,794	9,454,136
Derivative liabilities, at fair value	—	4,922,375
Income tax payable, net	884,439	274,266
Terminated derivative liability	14,662,661	8,200,000

Total liabilities	1,349,581,731	1,371,190,149

Commitments and Contingencies

Stockholders’ (Deficit):
Preferred stock, $0.001 par value; authorized 3,000,000; issued and outstanding: none	—	—
Common stock and additional paid-in capital, $0.01 par value, 22,000,000 authorized shares; issued and outstanding: 8,028,795 at March 31, 2011 and 8,028,795 at December 31, 2010	20,593,812	20,588,782
Noncontrolling interest in subsidiary	3,183,492	3,174,632
Accumulated other comprehensive (loss)	(1,290,450)	(3,140,312)
Retained (deficit)	(859,151,550)	(873,499,209)

Total stockholders’ (deficit)	(836,664,696)	(852,876,107)

Total liabilities and stockholders’ (deficit)	$512,917,035	$518,314,042

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Three Months Ended March 31,
	2011	2010
Revenues:
Interest income	$216,838	$11,475,228
Dividend income	31,887,898	10,629,299
Fair valuation adjustments	(719,210)	(3,771,042)
Servicing fees and other income	3,595,615	1,178,557

Total revenues	34,981,141	19,512,042

Operating Expenses:
Interest expense	16,189,444	19,019,243
Collection, general and administrative	3,951,205	6,867,983
Amortization of deferred financing costs	317,924	34,637
Depreciation	83,049	145,512

Total expenses	20,541,622	26,067,375

Income/(loss) before provision for income taxes	14,439,519	(6,555,333)
Income tax	83,000	98,300

Net income/(loss)	14,356,519	(6,653,633)
Net income attributed to noncontrolling interest	8,860	65,331

Net income/(loss) attributed to common stockholders	$14,347,659	$(6,718,964)

Net income/(loss) per common share:
Basic and diluted	$1.79	$(0.84)

Weighted average number of shares outstanding:
Basic and diluted	8,027,756	8,020,256

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
THREE MONTHS ENDED MARCH 31, 2011

				Accumulated
	Common Stock and		Noncontrolling	Other	Retained
	Additional Paid-in Capital		Interest	Comprehensive	(Deficit)/
	Shares	Amount	in Subsidiary	Loss	Earnings	Total
BALANCE, JANUARY 1, 2011	8,028,795	$20,588,782	$3,174,632	$(3,140,312)	$(873,499,209)	$(852,876,107)

Stock-based compensation	—	5,030	—	—	—	5,030
Net income attributed to noncontrolling interest	—	—	8,860	—	—	8,860
Amortization — unrealized loss on derivatives	—	—	—	1,849,862	—	1,849,862
Net income attributed to common shareholders	—	—	—	—	14,347,659	14,347,659

BALANCE, MARCH 31, 2011	8,028,795	$20,593,812	$3,183,492	$(1,290,450)	$(859,151,550)	$(836,664,696)

For the quarter ended March 31, 2011, the total comprehensive income amounted to $16.2 million, which was comprised of the net income of $14.3 million and amortization of unrealized loss on derivatives of $1.8 million. For the quarter ended March 31, 2010, the total comprehensive loss amounted to $3.4 million, which was comprised of the net loss of $6.7 million and amortization of unrealized loss on derivatives of $3.3 million.
See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) attributed to common shareholders	$14,347,659	$(6,718,964)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	83,049	145,512
Fair valuation adjustments	(719,210)	3,771,042
Principal collections on mortgage loans and real estate held for sale, net	—	5,627,977
Paid in kind interest	13,838,859	8,434,273
Proceeds from the sale of real estate held for sale	2,531,758	3,180,865
Reductions of nonrecourse liability	(1,399,546)	(10,815,107)
Amortization of deferred financing costs	317,924	34,637
Amortization of debt discount	8,715	890
Stock-based compensation	5,030	15,170
Net income attributed to noncontrolling interest in subsidiary	8,860	65,331
Changes in operating assets and liabilities:
Accrued interest receivable	(4,854)	89
Other receivables	339,511	35,463
Deferred dividend income	31,887,898	—
Income tax receivable	—	3,738,532
Other assets	2,080,053	(259,614)
Taxes payable	610,173	—
Accounts payable and accrued expenses	(9,980,855)	2,073,558
Terminated derivative liability	6,462,661	—

Net cash provided by operating activities	60,417,685	9,329,654

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) in restricted cash	(52,169)	(2,637)
Principal collections on notes receivable	178,848	241,619
Purchase of building, furniture and equipment	(3,694)	(5,677)

Net cash provided by investing activities	122,985	233,305

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of notes payable	(60,054,249)	(6,522,443)

Net cash (used in) financing activities	(60,054,249)	(6,522,443)

NET CHANGE IN CASH AND CASH EQUIVALENTS	486,421	3,040,516
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,640,619	15,963,115

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,127,040	$19,003,631

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$5,639,194	$7,892,289

Cash payments for taxes	$14,087	$173,525

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS
As used herein, references to the “Company,” “Franklin Holding,” “we,” “our” and “us” refer to Franklin Credit Holding Corporation (“FCHC”), collectively with its subsidiaries; and, references to “FCMC” refers to Franklin Credit Management Corporation, the Company’s servicing business subsidiary.
Overview
Recent Developments — May 2011 Term Sheet with The Huntington National Bank (the “Bank” or “Huntington”) and Termination of Interest Rate Swap Agreements
On January 25, 2011, the Bank declared an early termination of all remaining interest rate swaps due to a failure by the Company to make payments due under the swap agreements. The Company’s failure to make these payments was occasioned by insufficient funds available under the credit agreement with the Bank and its participating banks (the “Legacy Credit Agreement”) as a direct result of the loss of cash flows attributable to the July, September and December 2010 loan sales by a trust of the Bank (the “Bank’s Trust” or the “Trust”) and the suspension of dividends by its REIT. The swap termination fee payable by the Company (but not FCMC) to the Bank is $6.5 million, and will be payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement and only after the outstanding balance designated as tranche A debt owed to the Bank has been paid in full (which is unlikely), which at March 31, 2011 was $653.6 million. The swap termination fee is not an obligation of FCMC.
The Bank also verbally indicated that it was their position that the early termination of the interest rate swaps in January 2011 and a prior early termination of interest rate swaps effective March 31, 2009, which was exercised at the request of the Bank, are defaults under the Legacy Credit Agreement, entitling the Bank to take possession of and dispose of the REIT securities collateralizing the debt of certain subsidiaries of Franklin Holding (other than FCMC) (the “Legacy Debt”). Although the Company disputes this interpretation based on the nature of the swap terminations in January 2011 and certain equitable defenses with respect to the swap terminations in March 2009, the Company entered into negotiations with the Bank to surrender the REIT securities as an alternative to litigation, which might be time-consuming and expensive with an uncertain outcome.
On May 11, 2011, Franklin Holding and certain of its subsidiaries, including FCMC, entered into a term sheet (the “Term Sheet”) with the Bank setting forth agreed upon terms to amicably resolve the Bank’s allegation that a default had occurred under the Legacy Credit Agreement due to a failure of certain Company entities to make certain payments under certain interest rate hedge agreements (interest rate swaps) with the Bank (the “Specified Default”).
Pursuant to the Term Sheet, the Company agreed to voluntarily surrender and transfer to the Bank the REIT securities, which have served as collateral under the Legacy Credit Agreement, free and clear of any liens other than the liens of the Bank, in exchange for the Bank:
•	reducing the outstanding balance of the Bank’s portion of tranche A debt pursuant to the terms of the Legacy Credit Agreement by an amount equal to $478 million, and releasing, canceling and discharging Franklin Holding and FCMC from any liability in connection with the Specified Default and under any interest rate hedge agreements entered into with the Bank; and,

•	forgiving that portion of the indebtedness owed to the Bank relating to the past terminations of interest rate hedge agreements in the approximate aggregate amount of $12.9 million and obtaining from one of its participants, which has a right of subrogation, forgiveness of approximately $1.8 million.
In addition, the Bank agreed to seek credit approval to amend and extend the Company’s credit agreement with FCHC and Franklin Holding (the “Licensing Credit Agreement”) to September 30, 2012, and delete the financial covenant under the Licensing Credit Agreement that Franklin Holding and FCMC maintain a net income before taxes of not less than $800,000. See Note 13.
Franklin Holding and certain of its subsidiaries, including FCMC, expect to enter into various agreements implementing the transactions contemplated by the Term Sheet in the next several days.
As a result of the Company entering into the implementing agreements contemplated by the Term Sheet to voluntarily surrender and transfer to the Bank the REIT securities in return for a reduction in the indebtedness to the Bank equal to $478 million, the principal source of cash flow to meet the obligations of the Company with respect to its remaining approximately $800 million outstanding indebtedness to the Bank will be eliminated, resulting in accrued and unpaid interest being added to the outstanding principal balance of the Legacy Debt that the Company will be unable to pay at maturity on March 31, 2012 (or upon earlier termination under the provisions of the Legacy Credit Agreement).
In addition, the Company’s operating losses are expected to increase commencing with the quarter ended September 30, 2011 and in the years 2012 and beyond due to the absence of dividend income on the preferred REIT securities.
Investment in REIT Securities — Dividend
The board of directors of the real estate investment trust (the “REIT”) owned by the Bank did not declare any dividends on the preferred stock owned by the Company (the “REIT Securities”) for the third and fourth calendar quarters of 2010. In February 2011, the Company was advised that the REIT board in February 2011 declared dividends on the REIT securities for the two quarterly periods ended December 31 and September 30, 2010, and also declared a dividend for the full year of 2011.
On March 31, 2011 the Company received the dividends on the REIT Securities in the aggregate amount of $63.8 million, for the two quarters ended December 31, 2010 and for the full year 2011, of which $31.9 million was recognized in the quarter ended March 31, 2011 (representing the dividends paid for the third and fourth quarters of 2010 and the first quarter of 2011). See Note 13.
Going Concern Uncertainty — Franklin Holding
The Company since September 30, 2007 has been and continues to be operating with significant operating losses and stockholders’ deficit. In addition, the Company’s Legacy Debt is significantly greater than its remaining earning assets, and, therefore, the Company will not be able to pay off the outstanding balance of debt due to the Bank, which at March 31, 2011 was $1.295 billion. Any event of default under the March 2009 Restructuring Agreements or the 2004 master credit agreement with the Bank, as amended and subject to a forbearance agreement, or failure to successfully renew these restructuring or forbearance agreements or enter into new credit facilities with Huntington prior to their scheduled maturity, could entitle Huntington to declare the Company’s indebtedness immediately due and payable. Without the continued cooperation and assistance from Huntington, the consolidated Franklin Holding’s ability to continue as a viable business is in substantial doubt, and it may not be able to continue as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Borrowings” and Notes 9 and 13.

The Company had net income attributed to common stockholders of $14.3 million for the three months ended March 31, 2011, as a result of the payment of dividends by the Bank’s REIT on March 31, 2011 for the two quarters ended December 31, 2010 and the first quarter ended March 31, 2011, compared with a net loss of $6.7 million for the three months ended March 31, 2010. The Company had income per common share for the three months ended March 31, 2011 of $1.79 both on a diluted and basic basis, compared to a loss per common share of $0.84 on both a diluted and basic basis for the three months ended March 31, 2010. At March 31, 2011, the Company’s stockholders’ deficit was $836.7 million. At December 31, 2010, the Company’s stockholders’ deficit was $852.9 million.
Potential FCMC Spin Off
The Company anticipates that it will break out its mortgage servicing subsidiary, FCMC, from Franklin Holding’s consolidated group as a separate company through a “spin off” type of transaction preferably in the late second to early third quarter of 2011, subject to numerous conditions, including approval by its board of directors and the Bank, the effectiveness of a registration statement on Form 10 to be filed with the Securities and Exchange Commission, adequate capital and solvency requirements, regulatory approvals to the extent required, and accounting and tax treatment considerations. It is the Company’s plan to spin off its 80% ownership of FCMC to the stockholders of FCHC through a pro-rata dividend distribution, and that FCMC then would be a separate publicly-owned company.
The September 2010 transaction (described below) with the Bank, which occurred simultaneously with the sale of substantially all of the subordinate-lien consumer loans owned by the Bank’s Trust (referred to as the September Loan Sale, and described below), resulted in, subject to the final approval of the Bank, the Bank’s consent to proceed with a spin off of the ownership of FCMC. In the July 2010 transaction, which was amended and modified in part by the September 2010 transaction, the parties agreed that in connection with a potential restructuring (referred to as the Potential Restructuring, and described below), if acceptable to the Bank and the required lenders, in each party’s sole discretion, and if the Potential Restructuring would not result in material tax, legal, regulatory, or accounting impediments or issues for Franklin Holding or FCMC, the Bank would use its reasonable efforts to assist Franklin Holding and FCMC in connection with such a Potential Restructuring in obtaining the approval of the required lenders and consenting to any change of control in connection with a potential restructuring to the extent required under its Legacy Credit Agreement, and FCMC or Franklin Holding would reimburse and hold the Bank and the required lenders harmless from any reasonable expense incurred by them in connection with any such Potential Restructuring.
There can be no assurance, however, that the Company’s board of directors will approve or FCMC will be successful in completing a spin-off as tax, shareholder, legal, regulatory, accounting or other matters could present significant impediments to accomplishing such a spin off.
Following a spin off of FCMC, if successful, the remaining direct and indirect subsidiaries of Franklin Holding that are obligors under the Legacy Debt will be insolvent and unable to pay off the balance of Legacy Debt owed to the Bank.

The Company’s Business
Franklin Credit Holding Corporation (FCHC). The Company had net income attributed to common stockholders of $14.3 million for the three months ended March 31, 2011 as a result of the payment of dividends by the Bank’s REIT on March 31, 2011 for the two quarters ended December 31, 2010 and the first quarter ended March 31, 2011, compared with a net loss of $6.7 million for the three months ended March 31, 2010. At March 31, 2011, the Company’s stockholders’ deficit was $836.7 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Except for the mortgage servicing business conducted through FCMC, the business activities of Franklin Credit Holding Corporation and its subsidiary companies following the December 2008 corporate reorganization (the “Reorganization”) and 2009 debt restructuring (the “Restructuring” or “March 2009 Restructuring”) have principally consisted of making payments on the Legacy Debt in accordance with the Legacy Credit Agreement. Payments made on the Legacy Debt generally have been limited to the cash flows received from the Bank’s Trust and from the dividends received from the investment in preferred stock of the Bank’s REIT.
In September 2010, FCHC and its subsidiary, FCMC, entered into an agreement with the Bank, the Bank’s Trust, Thomas J. Axon, the Chairman and President of FCHC and FCMC (“Mr. Axon”), and Bosco Credit II, LLC (“Bosco II”), an entity of which Mr. Axon is the sole member, for the sale of principally all the subordinated consumer loans (the “September Loan Sale”).
Contemporaneously with the consummation of the September Loan Sale, among other things and for certain consideration paid to the Bank, FCHC’s pledge of 70% of the outstanding shares of FCMC as security for the Legacy Credit Agreement was released. FCMC entered into a servicing agreement with Bosco II for the servicing and collection of the loans purchased by Bosco II from the Trust (the “Bosco II Servicing Agreement”).
In consideration of Mr. Axon’s undertaking the obligations required of him under the September 2010 agreement, and various guarantees and concessions previously provided by Mr. Axon for the Company’s benefit, the Company’s Audit Committee agreed to the transfer to Mr. Axon of a number of shares of FCMC common stock currently held by FCHC representing 10% of FCMC’s outstanding shares (resulting in Mr. Axon currently owning 20% of the common shares of FCMC and the remaining 80% owned by FCHC and indirectly by its public shareholders, including Mr. Axon as a principal shareholder of FCHC). See Note 12.
For a description of the key terms and conditions of the September Loan Sale and the implementing agreements, and the sales of loans in July 2010 (the “July Loan Sale”), see Note 9.
As a result of the loan sales by the Bank’s Trust in the third quarter of 2010, the remaining principal source of payments on the Legacy Debt is the dividend on the preferred stock in the Bank’s REIT, which was paid on March 31, 2011 for the third and fourth calendar quarters of 2010 and for the full year 2011. See Notes 9 and 13.
Prior to December 2007, the Company was primarily engaged in the acquisition and origination for portfolio, and servicing and resolution, of performing, reperforming and nonperforming residential mortgage loans and real estate owned (“REO”) properties, including the origination of subprime mortgage loans.

In December 2008, the Company engaged in a series of transactions (the Reorganization) in which the Company (i) adopted a holding company form of organizational structure, with Franklin Holding serving as the new public-company parent, (ii) transferred all of the equity and membership interests in FCMC’s direct subsidiaries to other entities in the reorganized corporate structure of the Company, (iii) assigned legal record ownership of any loans in the Company’s portfolios held directly by FCMC to other entities in the reorganized corporate structure of the Company, and (iv) amended its loan agreements with the Bank.
Under the Reorganization, Franklin Credit Holding Corporation became the successor issuer to Franklin Credit Management Corporation (FCMC), and FCMC ceased to have portfolios of loans and real estate properties and the related indebtedness to the Bank under the Legacy Credit Agreement and became the Company’s servicing business subsidiary.
In March 2009, Franklin Holding, and its consolidated subsidiaries, including FCMC, entered into a series of agreements (the Restructuring Agreements) with the Bank pursuant to which, among other things, (i) the Company’s debt, pledges and guarantees under the Legacy Credit Agreement with the Bank and its participating banks were substantially restructured, and (ii) substantially all of the Company’s portfolio of subprime mortgage loans and owned real estate was transferred to the Bank’s Trust (with the loans and owned real estate transferred to the Bank’s Trust collectively referred to herein as the “Portfolio”) in exchange for trust certificates, with certain trust certificates, representing an undivided interest in approximately 83% of the Portfolio, transferred in turn by the Company to a REIT wholly-owned by the Bank. The Restructuring did not include a portion of the Company’s debt, which as of March 31, 2011 amounted to approximately $38.7 million (the “Unrestructured Debt”). See Note 9.
Franklin Credit Management Corporation (FCMC). Since the Reorganization that took effect in December 2008 and the March 2009 Restructuring, the Company’s operating business has been conducted solely through FCMC, a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collection and recovery servicing, and in the due diligence, analysis, pricing and acquisition of residential mortgage portfolios, for third parties. FCMC, the servicing company within Franklin Holding’s consolidated group of companies, has positive net worth and, as a result of the September 2010 Transaction, all of its equity is free from the pledges to the Bank. Except for cash collateral of $7.5 million held by FCMC, the Legacy Debt is not an obligation of FCMC.
At March 31, 2011, FCMC had total assets of $32.8 million and had stockholders’ equity of $15.9 million. Under Amendment No. 2 to the Licensing Credit Agreement with the Bank, FCMC has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility with the Bank, and cash collateral securing the revolving loan and letter of credit facilities of $7.5 million. The Licensing Credit Agreement expires September 30, 2011. At March 31, 2011, FCMC had no debt outstanding under the revolving line and approximately $5.4 million of letters of credit under the Licensing Credit Agreement.
As a result of the transactions entered into with the Bank in September and December 2010 and the sales of loans for the remaining loans held by the Bank’s Trust and a 50% participation interest in each of the Bank’s commercial loans to the Company covering the Unrestructured Debt in December 2010 to entities controlled by Mr. Axon, Chairman and President of the Company, the Company, through FCMC, provides servicing, collection and recovery services for third parties that to date have been primarily entities related to Mr. Axon. Effective September 30, 2010, FCMC has been operating its servicing, collections and recovery business free of pledges of its stock and free of significant restrictive covenants under the Legacy Credit Agreement with the Bank, which governs the substantial debt owed to the Bank by subsidiaries of FCHC, other than FCMC.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Franklin Credit Management Corporation (FCMC)” and Note 12.
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
At March 31, 2011, FCMC had four significant servicing contracts to service 1-4 family mortgage loans and owned real estate, principally consisting of first and second-lien loans and owned properties secured by 1-4 family residential real estate that were previously acquired and originated by Franklin entities and transferred to the Trust in the March 2009 Restructuring, and sold in the July Loan Sale and the September Loan Sale by the Trust and the Bank to third parties in the quarter ended September 30, 2010 (the “Loan Sales”) and in the sales of loans in December 2010 (the “December Loan Sale”).
Loan Servicing and Collection Operations
At March 31, 2011, our servicing and collection business, conducted through FCMC, consisted of 81 servicing and collection employees who serviced and provided recovery collection services and managed approximately 32,000 loans and real estate properties (with an unpaid principal balance of $1.60 billion), including approximately 22,200 first and second-lien loans for the Bosco entities: approximately 2,200 home equity loans for Bosco Credit I, LLC (“Bosco I”); approximately 19,600 subordinate-lien loans for Bosco II; and, approximately 373 of principally charge-off first and subordinate-lien loans for Bosco Credit III, LLC (“Bosco III”). Included in the Company’s consolidated revenues were servicing fees recognized from servicing the portfolios for the Bosco entities of $1.7 million and $244,000 for the three months ended March 31, 2011 and 2010, respectively. See Note 12.

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
Loss Mitigation. Our loss mitigation group, which consists of staff experienced in collection work, manages and monitors the progress of seriously delinquent loans and loans which we believe will develop into serious delinquencies. In addition to maintaining contact with borrowers through telephone calls and collection letters, this group utilizes various strategies in an effort to reinstate an account or revive cash flow on an account. Loss mitigation agents analyze each loan to determine a collection strategy to maximize the amount and speed of recovery and minimize costs. The particular strategy is based upon each individual borrower’s past payment history, current credit profile, current ability to pay, collateral lien position and current collateral value. Loss mitigation agents qualify borrowers for relief programs appropriate to the borrower’s hardship and finances. Loss mitigation agents process borrower applications for Temporary Relief programs (deferments and rate reductions), Expanded Temporary Relief programs (repayment plans), Homeowner Relief programs (pre-foreclosure home sale) and Permanent Relief programs (long-term modifications, including, when applicable, those sponsored by the U.S. Treasury’s Home Affordable Modification Program (“HAMP”), as well as for settlements, short sales, and deeds-in-lieu.

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
In addition, our loss mitigation group manages loans by borrowers who have declared bankruptcy. The primary objective of the bankruptcy function within our loss mitigation group, which utilizes outside legal counsel, is to proactively monitor bankruptcy assets and outside legal counsel to ensure compliance with individual plans and to explore recovery in the event of non-compliance.
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
Home Affordable Modification Program
In September 2009, FCMC voluntarily entered into an agreement to actively participate as a mortgage servicer in the Federal government’s HAMP for first-lien mortgage loans that are not owned or guaranteed by Fannie Mae or Freddie Mac. HAMP is a program for consenting servicing clients, with borrower, mortgage servicer, and mortgage loan owner incentives, designed to enable eligible borrowers to avoid foreclosure through a more affordable and sustainable loan modification made in accordance with HAMP guidelines, procedures, directives, and requirements. If a borrower is not eligible for HAMP, FCMC considers other available loss mitigations options, as appropriate for the consenting owner of the loans serviced.
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
At March 31, 2011, FCMC’s Adjusted Net Worth was approximately $7.3 million, or approximately 0.45% of the aggregate principal balance of loans serviced nationwide and 7.20% for loans serviced in New York. FCMC’s requirement under the capital plan with the Banking Department is to maintain not less than $7.9 million in Adjusted Net Worth and not less than 0.25% of the aggregate principal balance of loans serviced nationwide and 5% for loans serviced in New York. Following the receipt of payments in April 2011 from FCMC’s related companies for servicing receivables outstanding at March 31, 2011, FCMC was in compliance with the Minimum Level under its capital plan.

Due Diligence Services
During 2008, capitalizing on our acquisition experience with residential mortgage loans, FCMC began providing services for third parties not related to us or the Bank, on a fee-paying basis. During the quarter ended March 31, 2011, we were engaged in a due diligence assignment principally for one third party.
Financing
In December 2007, the Company entered into forbearance agreements with the Bank with respect to its borrowing arrangements.
In March 2009 and through December 31, 2010, Franklin entered into a series of restructuring agreements and amendments to restructuring agreements with the Bank, pursuant to which the Company’s debt, loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, except for approximately $38.7 million of the Company’s debt (as of December 31, 2010) with the Bank (the Unrestructured Debt) that is subject to the Forbearance Agreement effective until September 30, 2011 and 2004 master credit agreement.
Under Amendment No. 2 to the Licensing Credit Agreement with the Bank, entered into in July 2010, FCMC has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility with the Bank, and cash collateral securing the revolving loan and letter of credit facilities of $7.5 million. The Licensing Credit Agreement expires September 30, 2011.
At March 31, 2011, FCMC had no debt outstanding under the revolving line and approximately $5.4 million of letters of credit under the Licensing Credit Agreement with the Bank.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Borrowings” and Note 9.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. However, these unaudited Consolidated Financial Statements include all normal and recurring adjustments that management believes necessary for a fair statement of results for the periods. These unaudited Consolidated Financial Statements do not necessarily indicate the results that may be expected for the full year; the interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s estimates and assumptions primarily arise, effective as of the March 31, 2009 Restructuring, from uncertainties and changes associated with interest rates, credit exposure and fair market values of its investments in trust certificates, mortgage loans and real estate held for sale and REIT securities. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends, market values and interest rates and other conditions may occur which could cause actual results to differ materially. For additional information refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission, and, if applicable, Quarterly Reports on Form 10-Q, which the Company urges investors to consider.

Because the Portfolio transferred by the Company to the Trust on March 31, 2009 continued to be included on the Company’s consolidated balance sheet, the revenues from such loans were reflected in the Company’s consolidated results up to the effective dates of the Loan Sales, in accordance with GAAP, notwithstanding the fact that trust certificates representing an undivided interest in approximately 83% of the Portfolio were transferred to Huntington’s REIT in the Restructuring. Accordingly, the fees received from Huntington for the quarter ended March 31, 2010 for servicing their loans and the third-party costs incurred by us in the servicing and collection of their loans and reimbursed by Huntington, for purposes of these Consolidated Financial Statements were not recognized as servicing fees and reimbursement of third-party servicing costs, but instead as additional interest and other income earned, with offsetting expenses in an equal amount, as if the Company owned and self-serviced the loans.
Basic and diluted net loss per share is calculated by dividing net loss attributed to common shareholders by the weighted average number of common shares outstanding during the period. The effects of warrants, restricted stock and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. Dilutive potential common shares are calculated using the treasury stock method. For the three months ended March 31, 2011 and 2010, 229,000 and 582,000 stock options, respectively, were not included in the computation of net loss per share because they were antidilutive.
Recent Accounting Pronouncements
In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”). The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this standard is not expected to have any material impact on the Company’s consolidated financial position and results of operations.
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
At March 31, 2011 and December 31, 2010, the Company had $13.1 million and $12.6 million, respectively, in cash and cash equivalents. Included in Cash and cash equivalents at both March 31, 2011 and December 31, 2010 was pledged cash to the Bank of $7.5 million under the Licensing Credit Agreement (secured by a first-priority lien) and Legacy Credit Agreement (secured by a second-priority lien).
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
In February 2011, the Company was advised that the REIT board in February declared dividends on the REIT Securities for the two quarterly periods ended December 31 and September 30, 2010, and also declared a dividend for the full year of 2011. The Company was advised that these declared dividends would be paid one business day after the dividends are approved by the Bank’s regulator. On March 31, 2011, the Company received the declared dividends on the REIT Securities in the amount $63.8 million, which represented the dividends for the third and fourth calendar quarters of 2010 and for the full year 2011. The dividends paid on March 31, 2011 for the three quarters ended December 31, 2011 in the amount of $31.9 million were deferred and will be recognized in earnings in the appropriate subsequent quarterly periods in 2011.
As a direct result of the new combined REIT not declaring dividends for the third and fourth quarters of 2010, the Company was unable to pay the full amount of its monthly interest due on tranche A debt under the Legacy Credit Agreement with the Bank. Accordingly, the Company, as permitted under the terms of the Legacy Credit Agreement, elected to accrue interest on tranche A debt, to the extent not paid (due to the temporary deferral of preferred dividends by the REIT) through distributions made on the Company’s investment in the trust certificates of the Trust, by adding the amount unpaid to the outstanding principal balance of the tranche A debt.
The proceeds of $63.8 million from the REIT dividend payment received on March 31, 2011 were applied to pay off the outstanding balance of accrued and unpaid monthly costs of the January 25, 2011 terminated interest-rate swaps of $5.5 million (which the Bank does not view as a cure of the alleged default under the Legacy Credit Agreement) and to pay down the unpaid principal of tranche A debt by $58.3 million. None of the dividends received were applied by the Bank to pay accrued and unpaid interest due on the Legacy Debt, which was added to the outstanding debt balance. During the quarter ended March 31, 2011, $13.8 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid, of which $4.4 million was added to tranche A debt. On May 11, 2011, the Company entered into a Term Sheet with the Bank setting forth terms to amicably resolve the Bank’s allegation of a default by the Company under the Legacy Credit Agreement. See Note 13.

5.	INVESTMENT IN TRUST CERTIFICATES AT FAIR VALUE, MORTGAGE LOANS AND REAL ESTATE HELD FOR SALE, AND NOTES RECEIVABLE HELD FOR SALE
The Investment in trust certificates (principally the trust certificates representing approximately 17% of the Portfolio not transferred to the Bank’s REIT as of the March 2009 Restructuring), carried at estimated fair value, as of March 31, 2011 and 2010, which at March 31, 2011 consisted of only REO properties. Activity for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
Balance, January 1	$1,505,978	$69,355,735

Trust distributions	—	(3,142,005)
Transfers (out)	(508,311)	(640,045)
Fair value adjustments, net	—	2,005,836

Balance, March 31	$997,667	$67,579,521

There were no Trust distributions during the three months ended March 31, 2011 as all the mortgage loans were sold in 2010. Transfers out of the Investment in trust certificates represent REO Sales. There were no adjustments to the estimated fair value of the Investment in trust certificates during the quarter ended March 31, 2011. The fair value adjustments during the quarter ended March 31, 2010 include a reduction in the estimated market value of the pro rata percentage of loans underlying the Trust certificates of approximately $617,000 and a gain on the Trust distributions of approximately $2.6 million.
The Mortgage loans and real estate held for sale (principally the Trust certificates transferred to the Bank’s REIT representing approximately 83% of the Portfolio as of the March 2009 Restructuring), carried at lower of cost or estimated fair value, as of March 31, 2011 and 2010, which at March 31, 2011 consisted of only REO properties. Activity for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
Balance, January 1	$7,500,863	$345,441,865

REO sales	(2,531,758)	(3,180,865)
Principal payments	—	(7,634,242)
Loans written off	—	(7,021)
Fair value adjustments, net	—	1,975,296

Balance, March 31	$4,969,105	$336,595,033

There were no principal payments on the Mortgage loans and real estate held for sale during the quarter ended March 31, 2011 because all of the mortgage loans included therein were sold in 2010. There were no adjustments to the estimated fair value of the Mortgage loans and real estate held for sale during the quarter ended March 31, 2011. The fair value adjustments during the quarter ended March 31, 2010 include a reduction in the estimated market value of the pro rata percentage of loans underlying the Mortgage loans and real estate held for sale of approximately $3.1 million and a gain on the REO sales proceeds and principal payments of approximately $5.0 million.

Notes receivable held for sale, carried at lower of cost or estimated fair value, as of March 31, 2011 and 2010 consisted principally of the Company’s loans securing the Unrestructured Debt. Activity for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
Balance, January 1	$2,857,312	$3,575,323

Principal payments	(178,848)	(241,619)
Loans written off	(3,819)	(4,748)
Fair value adjustments, net	99,128	16,184

Balance, March 31	$2,773,773	$3,345,140

The fair value adjustments during the quarter ended March 31, 2011 included a gain on the principal payments on the Notes receivable held for sale of approximately $99,000. The fair value adjustments during the quarter ended March 31, 2010 included a reduction in the estimated market value of the Notes receivable held for sale of approximately $172,000 and a gain on the principal payments of approximately $188,000.
6.	FAIR VALUATION ADJUSTMENTS
Fair valuation adjustments include adjustments in the fair value of the Investment in trust certificates, the Nonrecourse liability, and adjustments to the lower of cost or market related to Mortgage loans and real estate held for sale, and for losses on sales of real estate owned.
The following table sets forth the activity affecting the fair valuation adjustments for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Gain on REO sold	$417,971	$1,772,900
Valuation gain on mortgage loans and REO	—	1,975,296
Valuation (loss) on nonrecourse liability	—	(1,975,296)
Valuation gain on trust certificates	—	2,005,836
Valuation gain on notes receivable	99,128	16,184
Other adjustments	(1,236,309)	(7,565,962)

(Loss) on valuation	$(719,210)	$(3,771,042)

Other adjustments during the quarter ended March 31, 2011 include estimated fair market value adjustments to offsets to the REO gains of approximately $928,000 and a $308,000 charge off of the receivable outstanding from the Loan Sales by the Trust and the Bank in 2010 due to the uncertainty that currently exists for future collectability. Other adjustments during the quarter ended March 31, 2010 include estimated fair market value adjustments to offsets to the REO gains of approximately $2.4 million and the offset to the interest and other income recorded on the mortgage loans of approximately $5.2 million.

7.	DERIVATIVES
As part of the Company’s interest-rate risk management process, the Company entered into interest rate swap agreements in 2008. In accordance with ASC Topic 815, Derivatives and Hedging (“Topic 815”), as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.
The Company’s management of interest-rate risk predominantly included the use of plain-vanilla interest-rate swaps to synthetically convert a portion of its London Interbank Offered Rate (“LIBOR”)-based variable-rate debt to fixed-rate debt. In accordance with Topic 815, derivative contracts hedging the risks associated with expected future cash flows are designated as cash flow hedges. The Company formally documents at the inception of its hedges all relationships between hedging instruments and the related hedged items, as well as its interest risk management objectives and strategies for undertaking various accounting hedges. Additionally, we use regression analysis at the inception of the hedge and for each reporting period thereafter to assess the derivative’s hedge effectiveness in offsetting changes in the cash flows of the hedged items. The Company discontinued hedge accounting if it was determined that a derivative was not expected to be or had ceased to be highly effective as a hedge, and then reflected such changes in the fair value of the derivative in earnings. All of the Company’s interest-rate swaps qualified for cash flow hedge accounting, and were so designated.
As of March 31, 2011, the Company’s had no interest rate swaps agreements in place to potentially reduce the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR. All of our interest rate swaps agreements had been executed with the Bank.
On January 25, 2011, the Bank declared an early termination of all remaining interest rate swaps due to a failure by the Company to make payments due under the swap agreements with the Bank. The Company’s failure to make these payments was occasioned by insufficient funds available under the Legacy Credit Agreement with the Bank and its participating banks as a direct result of the loss of cash flows attributable to the July, September and December 2010 loan sales by the Bank’s Trust and the suspension of dividends by its REIT. The swap termination fee payable by the Company (but not FCMC) to the Bank is $6.5 million. It is anticipated that the swap termination fee will be payable only to the extent cash is available under the waterfall provisions of the Legacy Credit Agreement and only after the outstanding balance designated as tranche A debt owed to the Bank has been paid in full (which would be unlikely), which at March 31, 2011 was $653.6 million. The swap termination fee is not an obligation of FCMC.
The Bank has also verbally indicated that it is their position that the early termination of the interest rate swaps in January 2011 and a prior early termination of interest rate swaps effective March 31, 2009, which was exercised at the request of the Bank, are defaults under the Legacy Credit Agreement, entitling the Bank to take possession of and dispose of the REIT securities collateralizing the Legacy Debt of certain subsidiaries of Franklin Holding, other than FCMC. Although we dispute this interpretation based on the nature of the swap terminations in January 2011 and certain equitable defenses with respect to the swap terminations in March 2009, we have entered into negotiations with the Bank to surrender the REIT securities as an alternative to litigation, which might be time-consuming and expensive with an uncertain outcome. The Bank’s position, which FCMC is inclined to cooperate with, will enable the REIT securities effectively to be redeemed at estimated fair value (as determined by the Bank), the proceeds of which are expected to be applied principally to reduce the outstanding balance of the Legacy Debt.

As of December 31, 2008, the Company removed the hedge designations for its cash flow hedges. As a result, the Company continues to carry the December 31, 2008 balance related to those hedges in AOCL. The balance in AOCL is amortized to earnings as part of interest expense in the same period or periods during which the hedge forecasted transaction affects earnings. During the three months ended March 31, 2011, the net impact of the cash flow hedges was an increase of $2.0 million to interest expense, inclusive of $1.8 million of amortization of the AOCL balance and reclassified from AOCL into earnings, the cost of the existing hedges in the amount of $272,000 (prior to the early termination of the remaining interest-rate swaps), somewhat offset by an increase of $77,000 in the fair value of the existing swaps (prior to the early termination of the remaining interest-rate swaps). During the three months ended March 31, 20010, the net impact of the cash flow hedges was an increase of $5.5 million to interest expense, inclusive of $3.3 million of amortization of the AOCL balance and reclassified from AOCL into earnings, the cost of the hedges in the amount of $3.0 million, somewhat offset by an increase of $767,000 in the fair value of the existing swaps.
The net changes in the fair value of the Company’s derivatives, which is reflected in derivative liabilities, at fair value, for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
Balance, January 1	$(4,922,375)	$(13,144,591)

Cash settlements	4,922,375	3,021,296
Fair value adjustments	—	(2,184,240)

Balance, March 31	$—	$(12,307,535)

8.	FAIR VALUE MEASUREMENTS
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
The carrying value of derivative and financial instruments on the Company’s financial statements at March 31, 2011 are as follows:

	Level 1	Level 2	Level 3	Level 3
Interest-rate swaps	$—	$—	$—	$—
Investment in trust certificates	—	—	997,667	—
Nonrecourse liability	—	—	—	(4,969,105)

Total	$—	$—	$997,667	$(4,969,105)

The changes in items classified as Level 3 during the three months ended March 31, 2011 are as follows:

	Investments	Liabilities
Balance, January 1, 2011	$1,505,978	$(7,500,863)

Total unrealized gains/(losses)	—	—
Transfers in/(out)	(508,311)	—
Distributions/payments	—	2,531,758

Balance, March 31, 2011	$997,667	$(4,969,105)

The carrying value of assets measured at the lower of cost or market value at March 31, 2011 is as follows:

	Level 1	Level 2	Level 3
Mortgage loans and real estate held for sale	$—	$—	$4,969,105

9.	NOTES PAYABLE AND FINANCING AGREEMENTS
As of March 31, 2011, the Company had total borrowings, Notes payable and Financing agreements, of $1.295 billion under the Restructuring Agreements, of which $1.256 billion was subject to the Legacy Credit Agreement and $38.7 million remained under a credit facility excluded from the Restructuring Agreements (the Unrestructured Debt). Substantially all of the debt under the Legacy Credit Agreement (the Legacy Debt) was incurred in connection with the Company’s purchase and origination of residential 1-4 family mortgage loans prior to December 2007. We ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the Bank. As of March 31, 2011, substantially all of the debt under the Company’s credit facilities is secured by the REIT Securities, the trust certificates, pledged cash in the amount of $7.5 million and certain other assets, including 100% of the equity interests in all direct and indirect subsidiaries of Franklin Holding, but not FCMC. The assets of our servicing subsidiary, FCMC (other than $7.5 million of cash collateral held as security under the Licensing Credit Agreement on which the Bank has a second-priority lien under the Legacy Credit Agreement), are not pledged as collateral for the Legacy Debt. The borrowings under the Legacy Credit Agreement (the Legacy Debt) are shown in the Company’s financial statements as “Notes payable” (also referred to as “term debt” herein).

At March 31, 2011, FCMC had no borrowed funds outstanding under the revolving line of its Licensing Credit Agreement with the Bank, which is shown in the Company’s financial statements as “Financing agreement.”
Restructuring Agreements with Lead Lending Bank
December Sale of Remaining Loans and Participation Interest in Unrestructured Debt with the Bank
In December 2010 (the December Loan Sale), Bosco III, which is owned 50% by the Company’s Chairman and President, Thomas J. Axon, purchased $174 million of principally charge-off first and subordinate-lien loans sold by the Trust, which were the remaining loans (other than real estate owned properties) held by the Bank’s Trust, and also purchased from the Bank a 50% participation interest in each of the commercial loans to the Company covering that portion of the Company’s debt (the Unrestructured Debt) with the Bank (see Forbearance Agreements with Lead Lending Bank described below).
As of March 31, 2011, the Unrestructured Debt totaled approximately $38.7 million and is secured by approximately 658 loans, for which FCMC is the loan servicer, and certain Company entities are the beneficial owners. The Unrestructured Debt is subject to the original terms of the Company’s forbearance agreement with the Bank, as amended, which has an expiration date of September 30, 2011, and the Company’s 2004 master credit agreement with the Bank.
In conjunction with the December Loan Sale, FCMC entered into a servicing agreement with Bosco III for the servicing and collection of approximately $174 million of loans purchased by Bosco III of principally charge-off first and subordinate-lien loans sold by the Trust and the Bank, which were the remaining loans (other than real estate owned properties, the servicing of which has been extended by the Bank to May 31, 2011) held by the Bank’s Trust. FCMC’s servicing agreement with Bosco III may be terminated with respect to some or all of the assets without cause and without penalty on 30 days prior written notice. See Note 12.
FCMC also has one servicing contract between FCMC and certain Company entities for the mortgage loans collateralizing the Unrestructured Debt. However, the Bank, as administrator and nominal title owner of the commercial loans covering the Unrestructured Debt, has not, despite receiving directions from the Company, netted servicing fees and certain reimbursable servicing expenditures out of collections so that FCMC may be paid and reimbursed for services rendered (which as of March 31, 2011 totaled $154,000) pursuant to the 2004 master credit agreement with the Bank to preserve, service and collect on the mortgage loan collateral securing the Unrestructured Debt. The Bank, which has indicated it has no objection to paying FCMC as servicer out of collections and asserts that it has the right to charge back any of its expenses to the lending participants of the commercial loans to certain Company entities, has indicated that if it is not presented with clear, consensual directions from both lending participants, which the Bank maintains it has not received, it may deposit/interplead all funds collected in an account at a local court. All of the foregoing, may impact the services rendered by FCMC with respect to the subject mortgage loan collateral and the pay down of the Unrestructured Debt (which in any event is highly unlikely to ever be paid in full).

September 2010 Transaction
September 16, 2010 Agreement
On September 16, 2010, FCHC and its subsidiary, FCMC, entered into an agreement with the Bank, the Bank’s Trust, Thomas J. Axon, the Chairman and President of FCHC and FCMC and Bosco II, an entity of which Mr. Axon is the sole member.
The agreement was entered into in connection with discussions regarding the then proposed sale to Bosco II (with approximately 95% of the funds provided by a third-party lender) of all of the subordinate-lien consumer loans (the “Subordinate Consumer Loans”) owned by the Trust and serviced by FCMC under an amended and restated servicing agreement dated as of August 1, 2010 (the “Servicing Agreement”). The conditions and transactions contemplated by the agreement, including the sale of the Subordinate Consumer Loans (the September Loan Sale) were consummated on September 22, 2010.
It was agreed that contemporaneously with the consummation of the September Loan Sale, and after obtaining the requisite agreement of syndicate members under the Legacy Credit Agreement, FCHC’s pledge of 70% of the outstanding shares of FCMC as security for the Legacy Credit Agreement would be released, in consideration of and subject to:
•	receipt of $4 million in cash at closing from FCMC to be applied to the amounts outstanding under the Legacy Credit Agreement;
•	payment by Bosco II to the Trust of approximately $650,000 as additional payment for the September Loan Sale, an amount equal to the servicing fees paid by the Trust to FCMC for FCMC’s servicing of the Trust’s portfolio during August 2010;
•	FCMC and Mr. Axon entering into an agreement (the Deferred Payment Agreement) providing that upon each monetizing transaction, dividend or distribution (other than the sale, restructuring or spin off of FCMC (each referred to as the “Proposed Restructuring”)) prior to March 20, 2019, they will be obligated to pay the lenders under the Legacy Credit Agreement 10% of the aggregate value of qualifying transactions (as defined in the agreement), in excess of a threshold of $4 million of consideration in respect of such transactions; and,
•	the cash payment of $1 million by FCMC to release the mortgages on certain office and residential condominium units owned by FCMC (the “Real Estate”) pledged to the Bank under the Legacy Credit Agreement and the Licensing Credit Agreement (the “Real Estate Release Payment”); provided, however, that if by the closing of the September Loan Sale and the Proposed Restructuring, FCMC is unable to make such payment, FCMC will deliver in lieu of such cash payment a $1 million note payable on November 22, 2010, guaranteed by Mr. Axon’s note. FCMC made the $1 million payment to the Bank prior to November 22, 2010, and the Bank released the Real Estate.
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
In consideration of Mr. Axon’s undertaking the obligations required of him under the agreement, and various guarantees and concessions previously provided by Mr. Axon for the Company’s benefit, the Company’s Audit Committee agreed, subject to specific terms to be negotiated with the Company and Mr. Axon, to the transfer to Mr. Axon of a number of shares of FCMC common stock currently held by FCHC representing 10% of FCMC’s outstanding shares, effective upon the closing of the September Loan Sale and the release of FCHC’s pledge of 70% of the outstanding shares of FCMC as security for the Legacy Credit Agreement. See Note 12.
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
Servicing Agreement with Bosco II. On September 22, 2010, FCMC entered into a servicing agreement with Bosco II for the servicing and collection of approximately 20,000 loans purchased by Bosco II from the Trust (the “Bosco II Servicing Agreement”). Pursuant to the Bosco II Servicing Agreement, FCMC shall service the loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry. Under the terms of the Bosco II Servicing Agreement, FCMC is entitled to a servicing fee equal to a percentage of net amounts collected and a per unit monthly service fee for loans less than thirty days contractually delinquent, a straight contingency fee for loans equal to or more than thirty days contractually delinquent, and reimbursement of certain third-party fees and expenses incurred by FCMC. The Bosco II Servicing Agreement may be terminated without cause and penalty upon thirty days prior written notice. See Note 12.

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
Letter Agreement with the Bank. Under the Letter Agreement with the Bank:
•	FCMC made a $1 million payment to the Bank as reimbursement for certain expenses of the Bank in connection with the July Loan Sale;
•	FCMC released all claims under the Legacy Servicing Agreement as of the loan sale date (other than those for unpaid servicing advances for services incurred prior to June 30, 2010) with respect to the loans sold in the July Loan Sale;
•	FCMC refunded to the Trust an estimated $400,000 for servicing fees paid in advance to FCMC under the Legacy Servicing Agreement in respect of July 2010 to the extent attributable to the loans sold in the July Loan Sale;
•	the Legacy Servicing Agreement was terminated as to the loans sold, except with respect to FCMC’s obligations to assist in curing documentary issues or deficiencies relating to the loans sold; and,
•	FCMC and the Trust entered into the New Trust Servicing Agreement on July 30, 2010 and effective August 1, 2010, relating to the servicing of the loans and real estate properties previously serviced under the Legacy Servicing Agreement, other than those sold in the July Loan Sale (see below).

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
FCMC as servicer receives a monthly servicing fee per loan per month with the per loan amount dependent upon loan status at the end of each month, resolution and disposition fees based on the unpaid principal balance of loans collected from borrowers or gross proceeds from the sales of properties, as applicable, and a contingency fee for unpaid principal balance collected on loans designated by the Purchaser, in addition to various ancillary fees and reimbursement of certain third-party expenses.
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
The New Trust Servicing Agreement, which contains terms that are generally similar to those included in FCMC’s Legacy Servicing Agreement, included the following material changes: (i) the servicing fees for the second-lien mortgage loans (which on September 22, 2010 were terminated from the New Trust Servicing Agreement and sold to Bosco II in the September Loan Sale) were based predominately on the percentage of principal and interest collected and a per unit monthly service fee only for contractually performing loans and loans in the early stages of bankruptcy, (ii) the servicing fees for the first-lien mortgages and real estate owned properties not sold to the Purchaser were based on a fee schedule from the Loan Sale Servicing Agreement FCMC had entered into with Purchaser (as described above), (iii) the New Trust Servicing Agreement is terminable without penalty and without cause on 90 days prior written notice, or 30 days prior written notice in connection with a sale of some or all of the assets by the Trust, (iv) the consent process for hiring vendors was replaced with a general restriction that vendors may not be engaged to perform a substantial portion of the primary day-to-day servicing obligations of FCMC, (v) minimum gross collection targets that could have triggered a termination of the agreement were removed, and (vi) the restrictions on entering into new servicing agreements that could reasonably likely impair the ability of FCMC to perform its obligations were eliminated. On December 22, 2010, the Bank terminated the New Trust Servicing Agreement and the servicing of all assets by FCMC for the Trust (which as of December 31, 2010 consisted of only REO assets) effective March 24, 2011. Since then, the Bank has extended the servicing agreement to May 31, 2011.

Forbearance Agreements with Lead Lending Bank
Prior to the March 31, 2009 Restructuring Agreements that we entered into with Huntington, our indebtedness was governed by forbearance agreements (the Forbearance Agreements) and prior credit agreements with Huntington. Effective as of March 31, 2009, all of our borrowings, with the exception of the Unrestructured Debt in the current amount of $38.7 million, are governed by credit agreements entered into as part of the Restructuring Agreements. The Unrestructured Debt remains subject to the original terms of the Forbearance Agreements entered into with the Bank in December 2007 and subsequent amendments thereto and the Company’s 2004 master credit agreement with Huntington. On April 20, August 10, and November 13, 2009, March 26, June 28, and November 19, 2010, and January 7, 2011, the Bank extended the term of forbearance period, which is now until September 30, 2011.
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
Upon expiration of the forbearance period, in the event that the Unrestructured Debt with the Bank remains outstanding (currently $38.7 million), the Bank, with notice, has the right to call an event of default under the Legacy Credit Agreement, but not the Licensing Credit Agreement and the Servicing Agreement, which do not include cross-default provisions that would be triggered by such an event of default under the Legacy Credit Agreement. The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets and stock of FCMC (except for a second-priority lien of the Bank on $7.5 million of cash collateral held as security under the Licensing Credit Agreement).
March 2009 Restructuring
On March 31, 2009, Franklin Holding, and certain of its direct and indirect subsidiaries, including Franklin Credit Management Corporation, entered into the Restructuring Agreements with the Bank, successor by merger to Sky Bank, pursuant to which the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, and approximately 83% of the Portfolio was transferred to the Bank’s REIT.
The Restructuring did not include a portion of the Company’s debt (the Unrestructured Debt), which as of March 31, 2009 totaled approximately $40.7 million. The Unrestructured Debt remains subject to the original terms of the Company’s Forbearance Agreements entered into with the Bank in December 2007 and subsequent amendments thereto and the Franklin 2004 master credit agreement. The Company’s Forbearance Agreements that had been entered into with the Bank were, except for the Unrestructured Debt, replaced effective March 31, 2009 by the Restructuring Agreements.
10.	NONCONTROLLING INTEREST
For the Company’s consolidated majority-owned subsidiary in which the Company owns less than 100% of the total outstanding common shares of stock (FCMC), the Company recognizes a noncontrolling interest for the ownership interest of the noncontrolling interest holder, the Company’s President and Chairman, and principal stockholder, Thomas J. Axon. The noncontrolling interest represents the minority stockholder’s proportionate share of the equity of FCMC. At March 31, 2011, the Company owned 80% of FCMC’s capital stock, and Mr. Axon directly owned 20%. The 20% equity interest of FCMC that is not owned by the Company is shown as noncontrolling interest in subsidiary in the Company’s Consolidated Financial Statements. See Note 12.

The change in the carrying amount of the Noncontrolling interest in subsidiary for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
Balance, January 1	$3,174,632	$1,657,275

Net income attributed to noncontrolling interest	8,860	65,331

Balance, March 31	$3,183,492	$1,722,606

11.	CERTAIN CONCENTRATIONS
Third Party Servicing Agreements — The Company’s operating business is conducted solely through FCMC, which is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collection and recovery servicing, for third parties. The portfolios serviced for other entities, as of March 31, 2011, were heavily concentrated with loans serviced for related parties (which consist primarily of loans previously acquired and originated by Company entities, transferred to the Trust and then subsequently sold by the Trust to third parties). At March 31, 2011, FCMC had four significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate; three with related parties (Bosco I, Bosco II and Bosco III); and one with an unrelated third party. We also had one servicing contract remaining with Huntington for the remaining real estate properties not sold by the Trust in the Loan Sales and the December Loan Sale. At March 31, 2011, we serviced and provided recovery collection services on a total population of approximately 22,200 loans, with approximately $956.2 billion of unpaid principal balance, for the Bosco-related entities. See Note 12.
The following table summarizes percentages of total principal balances by the geographic location of properties securing the residential mortgage loans serviced for other entities at March 31, 2011:

Location	March 31, 2011
California	27.11%
Florida	7.98%
New Jersey	6.86%
New York	6.38%
Texas	5.46%
Pennsylvania	3.30%
Illinois	3.06%
Ohio	3.05%
Georgia	2.89%
Michigan	2.76%
All Others	31.15%

100.00%

Financing — All of the Company’s existing debt and available credit facility is with one financial institution, Huntington.

12.	RELATED PARTY TRANSACTIONS
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
Bosco-Related Entities — The Company’s servicing revenues from the Bosco-related entities amounted to $1.7 million and $244,000 for the three months ended March 31, 2011 and 2010, respectively.
Bosco I Servicing Agreement. In May 2008, FCMC entered into various agreements, including a servicing agreement, to service on a fee-paying basis for Bosco I approximately $245 million in residential home equity line of credit mortgage loans. Bosco I was organized by FCMC, and the membership interests in Bosco I include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members. FCMC’s servicing agreement was approved by its Audit Committee. The Bosco I lending agreement expires, if not renewed, May 28, 2011; and, in the event that Bosco I’s lending agreement is not extended or renewed, it is uncertain whether the lenders would permit FCMC to remain the servicer of the mortgage loans.
Included in the Company’s consolidated revenues were servicing fees recognized from servicing the Bosco I portfolio of $156,000 and $244,000 for the three months ended March 31, 2011 and 2010, respectively. The Company did not recognize any administrative fees for the three months ended March 31, 2011 and 2010 and Bosco I did not pay for any fees for such services provided during the three months ended March 31, 2011 and 2010.
In October 2009, at the request of the Bosco I lenders in an effort to maximize cash flow to the Bosco I lenders and to avoid payment defaults by Bosco I, the fee structure relating to deferred fees was adjusted through an amendment to the loan servicing agreement with Bosco I (the “Bosco Amendment”), which was approved by FCMC’s Audit Committee.
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

As of March 31, 2011, the Company had no outstanding accrued and unpaid servicing fees due from Bosco I other than the servicing fee due for the current month of March 2011, which was received in April 2011, and $15,000 in outstanding reimbursable third-party expenses incurred by FCMC in the servicing and collection of the Bosco I loans. As March 31, 2011, no deferred servicing fees per the Bosco I amendments have been accrued, and all such amounts remain unpaid. During the quarter ended December 31, 2010, the Company charged off as uncollectible $299,000 of accrued and unpaid servicing fees due from Bosco I that represented the remaining portion of outstanding servicing fees due and unpaid prior to August 1, 2009, due to current disputes among Bosco I and its lenders regarding the May 28, 2011 maturity of the Bosco I lending agreement.
Bosco II Servicing Agreement. In September 2010, FCMC entered into a servicing agreement with Bosco II and a trust to service and collect loans purchased by Bosco II from Franklin Mortgage Asset Trust 2009-A, an indirect subsidiary of the Bank’s Trust. 100% of the membership interest in Bosco II is held by the Company’s Chairman and President, Thomas J. Axon. The Bosco II Servicing Agreement governs the servicing of approximately 20,000 loans. Pursuant to the Bosco II Servicing Agreement, FCMC services the loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry. Under the terms of the Bosco II Servicing Agreement, FCMC is entitled to a servicing fee equal to a percentage of net amounts collected and per unit monthly service fee for loans less than thirty days contractually delinquent and a straight contingency fee for loans equal to or more than thirty days contractually delinquent, and reimbursement of certain third-party fees and expenses incurred by FCMC. The Bosco II Servicing Agreement may be terminated without cause and penalty upon thirty days prior written notice.
FCMC also provided the loan analysis and certain other services for Bosco II for the loans acquired by Bosco II and will perform various administrative and bookkeeping services for Bosco Credit II at the rate of $1,500 per month. FCMC’s servicing agreement and administrative services agreement with Bosco II were approved by its Audit Committee.
Included in the Company’s consolidated revenues for the three months ended March 31, 2011 were servicing fees recognized from servicing the Bosco II portfolio of approximately $1.5 million.
Bosco III Servicing Agreement and Participation Interest in Unrestructured Debt with the Bank. In December 2010, FCMC entered into a servicing agreement with Bosco III to service and collect approximately $174 million of charge-off loans purchased by Bosco III from the Bank’s Trust (the remaining loans held by the Bank’s Trust) and purchased from the Bank a 50% participation interest in each of the commercial loans to the Company covering that portion of the Company’s debt with the Bank in the amount of approximately $39 million (the Unrestructured Debt). 50% of the membership interest in Bosco III is held by the Company’s Chairman and President, Thomas J. Axon.
The Bosco III servicing agreement, as amended in January and April 2011, governs the servicing of approximately 4,800 of charge-off loans, of which substantially fewer loans are actively serviced by FCMC. Pursuant to the Bosco III servicing agreement as amended, the servicing fees for second-lien mortgage loans are predominately based on the percentage of principal and interest collected, with a contingency rate dependent on the delinquency of the loan, and a per unit monthly service fee for only those loans less than 30 days delinquent or in a bankruptcy status during the 90 day period following a bankruptcy filing. Otherwise, FCMC receives a monthly servicing fee per loan per month for first-lien mortgage loans less than 120 days delinquent or in foreclosure or bankruptcy with the amount dependent upon loan status at the end of each month, a monthly fee for real estate owned properties, a contingency fee for first-lien mortgage loans equal to or more than 120 days delinquent and not in foreclosure, resolution and disposition fees based on the unpaid principal balance of first-lien mortgage loans collected from borrowers or gross proceeds from the sales of a properties, as applicable, in addition to various ancillary fees and reimbursement of certain third-party expenses. FCMC’s services may be terminated with respect to some or all of the assets without cause and without penalty on 30 days prior written notice.

FCMC also provided the loan analysis and certain other services for Bosco III for the loans acquired by Bosco III. FCMC’s servicing agreement with Bosco III was ratified by its Audit Committee.
Included in the Company’s consolidated revenues for the three months ended March 31, 2011 were servicing fees recognized from servicing the Bosco III portfolio of approximately $66,000.
Other Significant Related Party Transaction with the Company’s Chairman — In September 2010, FCMC’s audit committee authorized a 22% commission (minus certain expenses) to Hudson Servicing Solutions, LLC (“Hudson”), a procurer of force-placed insurance products for FCMC, with respect to force-placed hazard insurance coverage maintained on FCMC’s remaining portfolio of mortgage loans and mortgage loans serviced for third parties. The sole member of Hudson is RMTS, LLC, of which Mr. Axon, the Company’s Chairman and President, is the majority owner.
13.	SUBSEQUENT EVENT
On May 11, 2011, Franklin Holding and certain of its subsidiaries, including FCMC, entered into the Term Sheet with the Bank setting forth agreed upon terms to amicably resolve the Bank’s allegation that a default had occurred under the Legacy Credit Agreement due to a failure of certain Company entities to make certain payments under certain interest rate hedge agreements (interest rate swaps) with the Bank (the “Specified Default”).
Pursuant to the Term Sheet, the Company agreed to voluntarily surrender and transfer to the Bank the REIT securities, which have served as collateral under the Legacy Credit Agreement, free and clear of any liens other than the liens of the Bank, in exchange for the Bank:
•	reducing the outstanding balance of the Bank’s portion of tranche A debt pursuant to the terms of the Legacy Credit Agreement by an amount equal to $478 million, and releasing, canceling and discharging Franklin Holding and FCMC from any liability in connection with the Specified Default and under any interest rate hedge agreements entered into with the Bank; and,
•	forgiving that portion of the indebtedness owed to the Bank relating to the past terminations of interest rate hedge agreements in the approximate aggregate amount of $12.9 million and obtaining from one of its participants, which has a right of subrogation, forgiveness of approximately $1.8 million.
In addition, the Bank agreed to seek credit approval to amend and extend the Licensing Credit Agreement to September 30, 2012, and delete the financial covenant under the Licensing Credit Agreement that Franklin Holding and FCMC maintain a net income before taxes of not less than $800,000.
Further, the Bank agreed to use its good faith efforts to seek approval from required lenders under the Legacy Credit Agreement to:
•	eliminate the covenant in the Legacy Credit Agreement with respect to activities of Franklin Credit Loan Servicing LLC (“FCLS”), which is an inactive limited purpose entity formed as part of the Reorganization with assets of approximately $370,000) and permit FCLS to dissolve and transfer or distribute its assets to Franklin Holding or to merge into Franklin Holding, and to release the equity interests of FCLS from any security agreement or pledge in connection with any merger into Franklin Holding;

•	release Franklin Holding from any obligation under its limited recourse guaranty dated March 31, 2009, which was entered into in connection with the Legacy Credit Agreement, and remove Franklin Holding from the definition of guarantor under the Legacy Credit Agreement; provided that Franklin Holding shall remain a pledgor, other than with respect to the interests of FCLS, under its amended and restated pledge agreement dated March 31, 2009 and entered into pursuant to the Legacy Credit Agreement (which includes a pledge of 100% of the equity interests in all direct and indirect subsidiaries of Franklin Holding other than FCMC); and,
•	waive the Specified Default.
The are certain conditions precedent to the closing of a settlement between the parties, which are customary for transactions of this type and include the Company delivering a comprehensive “all claims” release in favor of participating lenders under the Legacy Credit Agreement and the Bank.
Franklin Holding and certain of its subsidiaries, including FCMC, expect to enter into various agreements implementing the transactions contemplated by the Term Sheet in the next several days.
The foregoing summaries are qualified in their entirety by reference to the complete copy of the Term Sheet, filed as Exhibit 10.2 to this Form 10-Q.
As a result of the Company entering into the implementing agreements contemplated by the Term Sheet to voluntarily surrender and transfer to the Bank the REIT securities in return for a reduction in the indebtedness to the Bank equal to $478 million, the Company’s principal source of cash flow to meet the obligations with respect its remaining approximately $800 million outstanding indebtedness to the Bank will be eliminated, resulting in accrued and unpaid interest being added to the outstanding principal balance of the Legacy Debt that the Company will be unable to pay at maturity on March 31, 2012 (or upon earlier termination under the provisions of the Legacy Credit Agreement).
In addition, the Company’s operating losses will increase commencing with the quarter ended September 30, 2011 and in the years 2012 and beyond due to the absence of dividend income on the preferred REIT securities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used herein, references to the “Company,” “Franklin Holding,” “we,” “our” and “us” refer to Franklin Credit Holding Corporation (“FCHC”), collectively with its subsidiaries; and, references to “FCMC” refers to Franklin Credit Management Corporation, the Company’s servicing business subsidiary; the “Bank” and “Huntington” refer to The Huntington National Bank; the “Reorganization” refers to the December 2008 corporate reorganization; the “Restructuring” and the “March 2009 Restructuring” refer to the March 31, 2009 Restructuring; “Bosco I” refers to Bosco Credit, LLC; “Bosco II” refers to Bosco Credit II, LLC; the “Trust” and the “Bank’s Trust” refer to Franklin Mortgage Asset Trust 2009-A, an indirect subsidiary of the Bank; the “Letter Agreement” refers to a July 16, 2010 letter agreement with the Bank and other parties; the “July 2010 Transaction” refers to a transaction with the Bank and other parties entered into on July 16, 2010; the “September 2010 Transaction” refers to a transaction with the Bank and other parties entered into on September 22, 2010; the “July Loan Sale” refers to the sale of loans in connection with the July 2010 Transaction and the “September Loan Sale” refers to the sale of loans in connection with the September 2010 Transaction (together, the “Loan Sales”); and, the “December Loan Sale” refers to the remaining loans sold by the Bank’s Trust and the Bank’s 50% interest in the commercial loans to the Company covering that portion of the Company’s debt (referred to as the “Unrestructured Debt”) with the Bank.

Safe Harbor Statements. Statements contained herein and elsewhere in this Quarterly Report on Form 10-Q that are not historical fact may be forward-looking statements regarding the business, operations and financial condition of Franklin Credit Holding Corporation (“Franklin Holding,” and together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our” unless otherwise specified or the context otherwise requires) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. These factors include, but are not limited to: (i) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, changes in the level of growth in the finance and housing markets, such as slower or negative home price appreciation and economic downturns or other adverse events in certain states; (ii) the Company’s ability to continue as a going concern; (iii) the Company’s relations with the Company’s lenders and such lenders’ willingness to waive any defaults under the Company’s agreements with such lenders; (iv) the Company’s ability to obtain renewals of its loans or alternative refinancing opportunities; (v) the availability of or ability to retain as clients third parties holding distressed mortgage debt for servicing by the Company on a fee-paying basis; (vi) changes in the statutes or regulations applicable to the Company’s business or in the interpretation and enforcement thereof by the relevant authorities; (vii) the status of the Company’s regulatory compliance; (viii) the risk that legal proceedings could be brought against the Company which could adversely affect its financial results; (ix) the Company’s ability to adapt to and implement technological change; (x) the Company’s ability to attract and retain qualified employees; (xi) our failure to reduce quickly overhead and infrastructure costs in response to a reduction in revenue; and, (xii) other risks detailed from time to time in the Company’s SEC reports and filings. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company’s filings with the SEC, including, but not limited to, those factors discussed under the captions “Risk Factors,” “Interest Rate Risk” and “Real Estate Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011, and Quarterly Reports on Form 10-Q, which the Company urges investors to consider. The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Application of Critical Accounting Policies and Estimates
The Company’s significant accounting policies, as of December 31, 2010 are described in Note 2 to the December 31, 2010 Consolidated Financial Statements filed in the Company’s Annual Report on Form 10-K. As of March 31, 2011 and December 31, 2010, we have identified the continuing assessment of the fair value of the investment in (i) preferred and common stocks, or the REIT Securities, (ii) trust certificates, (iii) because for accounting purposes the Restructuring was treated as a financing under Accounting Standards Codification Topic 860, Transfers and Servicing (“ASC Topic 860”), Mortgage loans and real estate held for sale and the corresponding Nonrecourse liability, and (iv) income taxes as the Company’s most critical accounting policies and estimates. The following discussion and analysis of financial condition and results of operations is based on the amounts reported in our Consolidated Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the Consolidated Financial Statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures. Changes in these estimates and assumptions could have a material effect on our Consolidated Financial Statements. Management believes that the estimates and judgments used in preparing these Consolidated Financial Statements were the most appropriate at that time.
Serviced for Others Portfolio
The Company’s servicing business is conducted through FCMC, a specialty consumer finance subsidiary company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized collections and loan recovery servicing for third parties.
As of March 31, 2011, FCMC had four significant servicing and recovery collection services contracts with third parties to service 1-4 family mortgage loans and owned real estate: three with related parties (Bosco I, Bosco II and Bosco III); and, one with an unrelated third party. We also had one servicing contract remaining with Huntington and the Trust, for the owned real estate not sold in the Loan Sales in July and September 2010 and the December Loan Sale in December 2010, and another servicing contract between FCMC and certain Company entities for the loans collateralizing the Unrestructured Debt. At March 31, 2011, we also serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few other third parties, whereby we receive fees based solely on a percentage of amounts collected.
The unpaid principal balance of loans serviced for the Bosco related- party entities represented approximately 60% of the unpaid principal balance (69% of the number of loans) of the total loans serviced at March 31, 2011, while the loans serviced for Huntington represented approximately 1% of the unpaid principal balance of total loans serviced at March 31, 2011 (which is less than half of 1% of the total number of loans serviced for third parties).
Bosco II is the Company’s largest servicing client and the purchaser of the loans acquired in the July Loan Sale (the “Purchaser”) is now the Company’s second largest servicing client.
On December 22, 2010, the Bank notified FCMC that the remaining servicing under the amended and restated servicing agreement effective August 1, 2010 (the “New Trust Servicing Agreement”) with FCMC and the servicing of all assets by FCMC for the Trust (which as of December 31, 2010 consisted of only real estate owned assets) would be terminated by the Bank effective March 24, 2011. Since then, the Bank has extended the servicing agreement to May 31, 2011.

At March 31, 2011, the portfolio of residential mortgage loans serviced for other entities consisted of 32,000 loans representing $1.57 billion of unpaid principal balance (“UPB”). At March 31, 2011, approximately 22,200 loans were serviced for the Bosco-related entities. The following table sets forth information regarding the types of properties securing the serviced for others portfolio at March 31, 2011.

	March 31, 2011
	Number	Unpaid	Percentage of Total
Property Types	of Loans	Principal Balance	Principal Balance
Residential 1-4 family	17,261	$1,003,803,033	63.94%
Condos, co-ops, PUD dwellings	2,788	161,829,789	10.31%
Manufactured and mobile homes	428	10,923,632	0.70%
Secured, property type unknown(1)	1,193	17,174,709	1.09%
Commercial	39	2,722,551	0.17%
Unsecured loans(2)	10,203	373,388,125	23.79%

Total	31,912	$1,569,841,839	100.00%

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.

(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

The following table provides a breakdown of the delinquency status of our portfolio of residential mortgage loans serviced for other entities, as of March 31, 2011, by unpaid principal balance.

		March 31, 2011
		Contractual Delinquency
	Days Past Due	Amount	%
Performing — Current	0 – 30 days	$181,574,190	11.57%
Delinquent	31 – 60 days	15,623,399	1.00%
	61 – 90 days	8,443,238	0.54%
	90+ days	764,981,654	48.73%

Modified Loans	0 – 30 days	139,630,927	8.89%
Delinquent	31 – 60 days	21,977,705	1.40%
	61 – 90 days	9,728,018	0.62%
	90+ days	38,786,480	2.47%

Bankruptcy	0 – 30 days	22,012,196	1.40%
Delinquent	31 – 60 days	4,067,827	0.26%
	61 – 90 days	2,736,410	0.17%
	90+ days	176,275,661	11.23%

Foreclosure	0 – 30 days	234,772	0.01%
Delinquent	31 – 60 days	—	—
	61 – 90 days	263,626	0.02%
	90+ days	183,505,736	11.69%

	Total	$1,569,841,839	100.00%

All current loans	0 – 30 days	$343,452,085	21.88%

Included in the above table were second-lien mortgage loans in the amount of $1.09 billion, of which $126.5 million were current on a contractual basis. The legal status composition of the second-lien mortgage loans at March 31, 2011 was: $849.5 million (including $708.6 million at least 90 days contractually delinquent), or 78%, were performing; $75.0 million, or 7%, were modified due to delinquency or the borrower’s financial difficulty; $156.5 million, or 14%, were in bankruptcy; and $9.4 million, or less than 1%, were in foreclosure.

The following table provides a breakdown of the delinquency status of our portfolio of residential mortgage loans serviced for other entities, as of March 31, 2011, by loan count.

		March 31, 2011
		Contractual Delinquency
	Days Past Due	Number of Loans	%
Performing — Current	0 – 30 days	4,723	14.80%
Delinquent	31 – 60 days	339	1.06%
	61 – 90 days	200	0.63%
	90+ days	18,892	59.20%

Modified Loans	0 – 30 days	1,612	5.05%
Delinquent	31 – 60 days	252	0.79%
	61 – 90 days	127	0.40%
	90+ days	733	2.30%

Bankruptcy	0 – 30 days	576	1.81%
Delinquent	31 – 60 days	97	0.30%
	61 – 90 days	70	0.22%
	90+ days	3,339	10.46%

Foreclosure	0 – 30 days	2	0.01%
Delinquent	31 – 60 days	—	—
	61 – 90 days	4	0.01%
	90+ days	946	2.96%

	Total	31,912	100.00%

All current loans	0 – 30 days	6,913	21.66%

Included in the above table were 26,823 second-lien mortgage loans, of which 3,991 were current on a contractual basis. The legal status composition of the second-lien mortgage loans at March 31, 2011 was: 21,226 loans (including 16,796 loans at least 90 days contractually delinquent), or 79%, were performing; 1,807 loans, or 7%, were modified due to delinquency or the borrower’s financial difficulty; 3,664 loans, or 14%, were in bankruptcy; and 126 loans, or less than 1%, were in foreclosure.
The following table sets forth information regarding the lien position of the properties securing the portfolio of residential mortgage loans (exclusive of real estate assets) serviced for other entities at March 31, 2011:

	March 31, 2011
	Number	Unpaid	Percentage of Total
Lien Position	of Loans	Principal Balance	Principal Balance
1st Liens	5,089	$479,352,122	30.54%
2nd Liens	26,823	1,090,489,717	69.46%

Total	31,912	$1,569,841,839	100.00%

The following table sets forth information regarding the geographic location of properties securing the residential mortgage loans serviced for others at March 31, 2011:

	March 31, 2011
	Number	Unpaid	Percentage of Total
Location	of Loans	Principal Balance	Principal Balance
California	5,195	$425,556,128	27.11%
Florida	2,580	125,289,501	7.98%
New Jersey	825	107,773,189	6.86%
New York	1,202	100,103,133	6.38%
Texas	3,223	85,644,624	5.46%
Pennsylvania	1,009	51,870,753	3.30%
Illinois	1,217	47,982,487	3.06%
Ohio	1,620	47,882,140	3.05%
Georgia	1,196	45,376,153	2.89%
Michigan	1,588	43,320,177	2.76%
All Others	12,257	489,043,554	31.15%

Total	31,912	$1,569,841,839	100.00%

Real Estate Assets Serviced for Others
At March 31, 2011, the Company serviced 165 real estate assets for other entities with an aggregate UPB of $30.7 million.
Results of Operations — Franklin Credit Management Corporation (FCMC)
Through FCMC, the Company’s servicing entity within the Franklin group of companies, we continue to actively seek to expand our servicing business to provide servicing and recovery services to third parties, particularly specialized collection services, and to capitalize on our experience to provide due diligence and various other portfolio management services to the residential mortgage markets. Since January 1, 2009, the Company’s operating business has been conducted solely through FCMC, a specialty consumer finance subsidiary company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan recovery servicing, and in the due diligence, analysis and pricing of residential mortgage portfolios, for third parties.
Inter-company allocations and the Federal provision for income taxes during the three months ended March 31, 2011 and 2010 have been eliminated in deriving the Consolidated Financial Statements of the Company. Servicing revenues received from the Bank for servicing its loans and REO properties during the three months ended March 31, 2010 have been eliminated in deriving the Consolidated Financial Statements of the Company. The servicing fees received from the Bank during three months ended March 31, 2011 for servicing their remaining REO properties were eliminated in deriving the Consolidated Financial Statements of the Company. Servicing revenues were eliminated in the Consolidated Financial Statements of the Company due to the accounting treatment for the transfer of the trust certificates as a financing under ASC Topic 860.
The Company’s Consolidated Financial Statements, while including the results of FCMC, include the results of all its subsidiary companies, which comprise all the remaining assets and debt obligations (the Legacy Debt) that have resulted from the Company’s legacy business activities prior to 2008.

At March 31, 2011, FCMC, notwithstanding the substantial stockholders’ deficit of Franklin Holding, has positive net worth, and effective September 22, 2010 all of FCMC’s stock became free from the pledges to the Bank. In addition, FCMC, effective September 22, 2010, is free of significant restrictive covenants under the Company’s credit agreements with the Bank (the “Legacy Credit Agreement”) that governs the substantial debt owed to the Bank by subsidiaries of FCHC (referred to as the “Legacy Debt”), but not FCMC.
At March 31, 2011, FCMC had total assets of $32.8 million and had stockholders’ equity of $15.9 million. Inter-company payables and receivables, and non-dividend distributions made by FCMC, were eliminated in deriving the Consolidated Financial Statements of Franklin Holding.
FCMC had income before tax of $74,000 and $1.1 million, respectively, for the three months ended March 31, 2011 and 2010, principally from servicing the portfolio of loans and assets for the Bank’s Trust in the first quarter of 2010; and, in the first quarter of 2011 from servicing the portfolio of loans and assets for the third party that purchased the loans in the July Loan Sale (the “Purchaser”), the three Bosco entities and for the Bank’s Trust. The decline in before tax income for the quarter ended March 31, 2011 compared with the same quarter in 2010 was due principally to new servicing contracts entered into in connection with the Loan Sales and the December Loan Sale, and to a lesser extent reduced servicing fees as a result of a reduction in the number of loans serviced. FCMC charges its sister companies a management fee that is estimated based on internal services rendered by its employees to those companies.
FCMC was not in compliance at December 31, 2010 with the covenant in its credit agreement with the Bank (the “Licensing Credit Agreement”) that requires Franklin Holding and FCMC to maintain net income before taxes of not less than $800,000 as of the end of each calendar month for the most recently ended twelve consecutive month period or, with notice, an event of default will be deemed to have occurred. FCMC, however, would have been in compliance with the net income covenant had it not paid the Bank a $1.0 million fee in connection with the July Loan Sale by the Bank’s Trust pursuant to the terms of the Letter Agreement entered into with Huntington in July 2010. On March 28, 2011, as a temporary measure, Franklin Holding and FCMC entered into an agreement with the Bank that provides for a limited waiver of the financial covenant of Franklin Holding and FCMC under the Licensing Credit Agreement, for the period through and including September 30, 2011, related to the failure to maintain the minimum level of net income before taxes.
As of March 31, 2011, FCMC had four significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate; three with related parties (Bosco I, Bosco II and Bosco III) and one with an unrelated third party. In addition, FCMC had a servicing contract remaining with Huntington, through the Trust, for the remaining real estate owned properties not sold in the Loan Sales and the December Loan Sale. FCMC also had one servicing contract with certain Company entities for the loans collateralizing the Unrestructured Debt. At March 31, 2011, FCMC serviced and provided recovery collection services on a total population of approximately 32,000 loans. The loans serviced for Huntington represented less than 1% of the total number of loans serviced for third parties as of March 31, 2011 (due to the July, September and December 2010 loan sales by the Bank’s Trust). The servicing revenues earned from servicing the Bosco entities represented approximately 47% of the total servicing revenues earned during the three months ended March 31, 2011, while the servicing revenues earned from servicing the Huntington portfolio represented approximately 94% of the total servicing revenues earned during the three months ended March 31, 2010. See Note 12 — “Related Party Transactions.”

The Company and FCMC entered into a series of transactions (the September 2010 Transaction) with the Bank and other parties on September 22, 2010. The September 2010 Transaction has enabled FCMC to operate its servicing, collections and recovery business free of pledges of its stock (FCHC’s pledge of 70% of the outstanding shares of FCMC as security for the Legacy Credit Agreement was released by the Bank, in consideration of $4 million paid by FCMC to the Bank) and significant restrictive covenants under the Legacy Credit Agreement with the Bank, which governs the substantial debt owed to the Bank by subsidiaries of FCHC (the Legacy Debt), but not FCMC.
For a description of the key terms and conditions of the September 2010 Transaction that relate to FCMC, see Note 9 — “Notes Payable and Financing Agreements.”
In conjunction with the September 2010 Transaction, FCHC transferred to Thomas J. Axon (“Mr. Axon”) an additional 10% of FCMC’s outstanding shares of common stock. When combined with FCMC shares already directly owned by him, Mr. Axon (the Chairman and President of the Company) now directly owns 20% of FCMC, while the remaining 80% of FCMC is owned by FCHC and indirectly by its public shareholders (including Mr. Axon as a principal shareholder of FCHC). See Note 12 — “Related Party Transactions.”
Following the loan sale to Bosco III on December 22, 2010, the Bank’s servicing agreement for the servicing of all remaining assets by FCMC for the Trust (which as of March 31, 2011 consisted of 47 REO assets with an unpaid principal balance of approximately $12.0 million), which expires effective May 31, 2011.

A summary of FCMC’s stand-alone financial results for the three months ended March 31, 2011 and 2010, and financial condition at March 31, 2011 and December 31, 2010 are as follows:

	Three Months Ended	Three Months Ended
STATEMENT OF INCOME	March 31, 2011	March 31, 2010
REVENUES:
Servicing fees and other income	$3,712,323	$5,675,865
Interest income	5,121	9,246

Total revenues	3,717,444	5,685,111

OPERATING EXPENSES:
Interest expense	—	21,858
Collection, general and administrative	3,560,095	4,431,033
Depreciation	83,049	144,356

Total operating expenses	3,643,144	4,597,247

INCOME BEFORE PROVISION FOR INCOME TAXES	$74,300	$1,087,864
Provision for income taxes	30,000	434,550

NET INCOME	$44,300	$653,314

BALANCE SHEET	At March 31, 2011	At December 31, 2010
ASSETS:
Cash and cash equivalents	$12,506,601	$12,071,212
Restricted cash	15,389,709	7,304,521
Receivables, fixed and other assets	4,888,526	5,413,821

Total assets	$32,784,836	$24,789,554

LIABILITIES:
Servicing liabilities	$15,389,709	$7,304,521
Other liabilities	1,477,665	1,611,871

Total liabilities	$16,867,374	$8,916,392

STOCKHOLDERS’ EQUITY	$15,917,462	$15,873,162

Total liabilities and stockholders’ equity	$32,784,836	$24,789,554

SERVICING PORTFOLIO:
Number of loans serviced	32,000	32,400
Unpaid principal balance serviced	$1.60 billion	$1.60 billion
Included in Cash and cash equivalents was $7.5 million at March 31, 2011 and December 31, 2010 pledged to the Bank under the Licensing Credit Agreement (secured by a first-priority lien) and Legacy Credit Agreement (secured by a second-priority lien). See Note 2 — “Cash and Cash Equivalents.”

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
Effective March 31, 2009, Franklin Holding, and its consolidated subsidiaries, including FCMC, entered into a series of agreements (collectively, the Restructuring Agreements) with the Bank pursuant to which (i) the Company’s loans, pledges and guarantees under the Legacy Credit Agreement with the Bank and its participating banks were substantially restructured, (ii) substantially all of the Company’s portfolio of subprime mortgage loans and owned real estate was transferred to the Bank’s Trust (with the loans and owned real estate transferred to the Bank’s Trust collectively referred to herein as the “Portfolio”) in exchange for trust certificates, with certain trust certificates, representing an undivided interest in approximately 83% of the Portfolio, transferred in turn by the Company to a real estate investment trust wholly-owned by the Bank (the Bank’s Trust or the Trust), (iii) FCMC and Franklin Holding entered into a new credit facility with the Bank (the Licensing Credit Agreement), and (iv) FCMC entered into a servicing agreement (the Legacy Servicing Agreement) with the Bank’s Trust (the preceding collectively referred to herein as the Restructuring). Although the transfer of the trust certificates in the March 2009 Restructuring, representing approximately 83% of the Portfolio, to the REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, was treated as a secured financing in accordance with ASC Topic 860. Therefore, the mortgage loans and real estate remained on the Company’s balance sheet classified as Mortgage loans and real estate held for sale securing a Nonrecourse liability in an equal amount.
Because the loans transferred by the Company to the Trust had continued to be included on the Company’s consolidated balance sheet, the revenues from such loans were reflected in the Company’s consolidated results, in accordance with GAAP, notwithstanding the fact that trust certificates representing an undivided interest in approximately 83% of the Portfolio were transferred to Huntington in the Restructuring. Accordingly, except for and effective with the sale of Huntington loans sold in the third and fourth quarters of 2010, the fees received from Huntington subsequent to March 31, 2009 for servicing their loans and REO properties, and the third-party costs incurred by us in the servicing and collection of their loans and REO properties and reimbursed by Huntington, for purposes of these Consolidated Financial Statements were not recognized as servicing fees and reimbursement of third-party servicing costs, but instead as additional interest and other income earned with additional offsetting expenses in an equal amount as if the Company continued to own the loans and REO properties.
As a result of the third and fourth quarter 2010 loan sales by the Trust, the transfer of approximately 83% of the trust certificates to the Bank’s REIT in March 2009, which was accounted for as a secured financing in accordance with GAAP, with an equal percentage of mortgage loans and owned real estate sold to the Bank’s Trust remaining on the Company’s balance sheet classified as Mortgage loans and real estate held for sale and securing a Nonrecourse liability in an equal amount, was as of the effective dates of the Loan Sales and December Loan Sale substantially accounted for as a sale of loans in accordance with GAAP, to the extent of the loans sold by the Trust. Similarly, the Loan Sales and December Loan Sale by the Bank’s Trust also resulted in treating substantially all of the loans represented by the remaining 17% in trust certificates held by the Company as sold in accordance with GAAP effective with the dates of the Loan Sales and December Loan Sale. However, the Trust did not sell the real estate owned inventory, which has remained on the Company’s balance sheet classified as Mortgage loans and real estate held for sale and securing a Nonrecourse liability in an equal amount.

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
As a result of third and fourth quarter 2010 loan sales by the Trust and the Bank qualifying as sales in accordance with GAAP, the Company’s balance sheet has declined significantly (no longer grossed up pursuant to the provisions of applicable Accounting Standards Codification Topic 860) as the carrying values of the Mortgage loans and real estate held for sale and the offsetting Nonrecourse liability were significantly reduced. As a result, at March 31, 2011, the carrying value of the Mortgage loans and real estate held for sale, and the offsetting Nonrecourse liability, was $5.0 million, compared with a carrying value of $7.5 million at December 31, 2010 and $345.4 million at December 31, 2009. In addition, as a result of the third and fourth quarter 2010 loan sales by the Trust and the Bank, the carrying value of the Company’s Investment in trust certificates at fair value amounted to $1.0 million at March 31, 2011, compared with $1.5 million at December 31, 2010 and $69.4 million at December 31, 2009.
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Overview. The Company had a net income attributed to common stockholders of $14.3 million for the first quarter of 2011, compared with a net loss of $6.7 million for the first quarter of 2010. Revenues increased by $15.5 million to $35.0 million for the three months ended March 31, 2011, from $19.5 million for the three months ended March 31, 2010. The Company had income per common share for the three months ended March 31, 2011 of $1.79 both on a diluted and basic basis, compared to a loss per share of $0.84 on both a diluted and basic basis for the three months ended March 31, 2010. The net income in the first quarter of 2011 resulted principally from the Bank’s REIT declaring and paying dividends on March 31, 2011 for the third and fourth quarters of 2010 and for the full year of 2011 in the aggregate amount of $63.8 million, of which $31.9 million was recognized in the quarter ended March 31, 2011 (representing the dividends paid for the third and fourth quarters of 2010 and the first quarter of 2011).
Our total debt outstanding decreased to $1.295 billion at March 31, 2011 from $1.341 billion at December 31, 2010. Interest expense (inclusive of amortization of deferred financing costs and success fees) decreased by $2.5 million, or 13%, in the quarter ended March 31, 2011 compared with March 31, 2010. As a result principally of the effect of an interest rate of 15% on an increasing balance of tranche C debt, which at March 31, 2011 totaled $169.1 million, interest expense on the Company’s borrowed funds (the Legacy Debt), excluding the cost of the interest swaps, increased by $645,000 during the first quarter of 2011 compared with the same period in 2010. The average costs of borrowed funds, excluding the costs of interest rate swaps, during the three months ended March 31, 2011 increased to 4.29% during the three months ended March 31, 2011 from 3.94% during the three months ended March 31, 2010. Our average cost of funds, including the cost of interest-rate swaps, during the three months ended March 31, 2011 decreased to 4.91% from 5.56% during the three months ended March 31, 2010. Collection, general and administrative expenses decreased by $2.9 million, or 42%, to $4.0 million during the three months ended March 31, 2011, from $6.9 million for the same period in 2010 due principally to reduced third-party servicing costs incurred for servicing the Bank’s portfolio and lower salaries and benefits costs due to reductions in the Company’s workforce. Stockholders’ deficit decreased to $836.7 million at March 31, 2011, or a deficit book value per common share at March 31, 2011 of approximately $104.20, from stockholders’ deficit of $852.9 million at December 31, 2010.

Revenues. Revenues increased by $15.5 million to $35.0 million during the first quarter of 2011, from 19.5 million during the same period in 2010. Revenues include interest income, dividend income, fair valuation adjustments, and servicing fees and other income.
Interest income decreased by $11.3 million, or 98%, to $217,000 during the three months ended March 31, 2011, as compared to $11.5 million for the same quarter in 2010. The decrease in interest income reflected the impact of the Loan Sales by the Bank’s Trust and the Bank in the third quarter of 2010 and the resultant elimination of mortgage loans underlying the Company’s Investment in trust certificates at fair value and Mortgage loans and real estate held for sale.
Dividend income from the Company’s Investment in REIT securities increased by $21.3 million, or 200%, to $31.9 million as compared to $10.6 million in during the three months of March 31, 2010. The increase was the result of the payment of dividends by the Bank’s REIT on March 31, 2011, in the aggregate amount of $63.8 million, for the two quarters ended December 31, 2010 and for the full year of 2011, of which $31.9 million was recognized in the quarter ended March 31, 2011 (representing the dividends paid for the third and fourth quarters of 2010 and the first quarter of 2011).
Fair valuation adjustments amounted to a net loss of $719,000 for the quarter ended March 31, 2011 compared with a net loss of $3.8 million for the three months ended March 31, 2010. Included in the fair valuation adjustments in the three months ended March 31, 2011 were a net decrease of $928,000 in the valuation of the nonrecourse liability and a $308,000 negative adjustment of an outstanding receivable from the sale of loans by the Trust and the Bank in the third quarter of 2010. The $308,000 negative adjustment of an outstanding receivable represented a write off of the outstanding receivable from the sale of loans by the Trust and the Bank in the third quarter of 2010 due to the uncertainty that currently exists for future collectability from the Bank. Included in the fair valuation adjustments in the three months ended March 31, 2010 were a net decrease of $2.0 million in the valuation of the nonrecourse liability, a valuation gain on mortgage loans and REO of $2.0 million, a gain on OREO sold in the amount of $1.8 million, a valuation gain on trust certificates of $2.0 million and various other net negative adjustments of approximately $7.6 million, which included expenses recognized on the nonrecourse liability equal to the interest income and fees received of approximately $5.2 million and fair value adjustments to the nonrecourse liability for offsets to OREO gains of approximately a negative $2.4 million.
Servicing fees and other income (principally third-party subservicing fees, other third-party mortgage-related services fees, late charges, prepayment penalties and other miscellaneous servicing revenues) increased by $2.4 million, or 205%, to $3.6 million during the three months ended March 31, 2011 from $1.2 million during the corresponding period last year. This increase was principally the result of the recognition of servicing fees earned under two new servicing agreements with third parties entered into by the Company in the third quarter of 2010 as a result of the Loan Sales, compared with the non recognition of servicing and collection fees earned from servicing the loans for the Bank’s Trust prior to the effective dates of the July Loan Sale and the September Loan Sale (due to the required accounting treatment of the Company’s investment in Mortgage loans held for sale as a secured financing in accordance with GAAP, ASC Topic 860, prior to the effective dates of the Loan Sales), which contributed $2.5 million in servicing fees in the quarter ended March 31, 2011. In addition, the Company earned increased servicing fees of $161,000 from various other third-party servicing and collection agreements, increased due diligence fees of $125,000, and received an insurance premium rebate in the amount of $308,000 in the three months ended March 31, 2011. These revenue increases were somewhat offset by a reduction of $89,000 in the servicing fees recognized on the portfolio of loans serviced for Bosco I (the result of amendments to the servicing contract with Bosco I effective in February and October 2009); reduced late charges collected from delinquent borrowers in the amount of $490,000 and decreased recoveries of outside foreclosure attorney costs collected from delinquent borrowers in the amount of $179,000 as these revenues in the first quarter of 2010 were accounted for as if the Company’s owned the Mortgage loans held for sale and serviced its owned mortgage loans underlying the Mortgage loans held for sale (due to the required accounting treatment of the Company’s investment in Mortgage loans held for sale a secured financing in accordance with GAAP, ASC Topic 860, prior to the effective dates of the Loan Sales); and various other net revenue reductions of $37,000.

Operating Expenses. Operating expenses decreased by $5.5 million, or 21%, to $20.5 million during the first quarter of 2011 from $26.0 million during the same period in 2010. Total operating expenses include interest expense, collection, general and administrative expenses, amortization of deferred financing costs and depreciation expense.
Interest expense decreased by $2.8 million, or 15%, to $16.2 million during the three months ended March 31, 2011 from $19.0 million during the three months ended March 31, 2010. This decrease was the result of lower costs of interest rate swaps during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Interest expense on borrowed funds, excluding the cost of the interest swaps, increased by $645,000 during the three months ended March 31, 2011 due to an increase in interest expense of the Company’s tranche C debt, the outstanding amount of which increased from $145.4 million at March 31, 2010 to $169.1 million at March 31, 2011(the result of the addition of accrued and unpaid interest at a fixed interest rate of 15%). The average cost of borrowed funds, including interest rate swaps, during the three months ended March 31, 2011 was 4.91%, compared to 5.56% during the three months ended March 31, 2010, principally reflecting the reduced cost of the Company’s interest rate swaps. The average costs of borrowed funds, excluding the costs of interest rate swaps, during the three months ended March 31, 2011 was 4.29% compared to 3.94% during the three months ended March 31, 2010, principally reflecting the interest cost of the Company’s increasing balance of Tranche C debt at 15%.
The Company had in place fixed-rate interest rate swaps in order to limit the negative effect of a rise in short-term interest rates by effectively stabilizing the future interest payments on a portion of its variable-rate debt. Due principally to the amortization of the Accumulated other comprehensive loss (“AOCL”) balance, the interest rate swaps actually increased the Company’s interest cost in the quarter ended March 31, 2011 by $2.0 million. In the quarter ended March 31, 2010, interest rate swaps actually increased the Company’s interest cost by $5.5 million due to the amortization of the AOCL balance of $3.2 million and a decline in the fair value if the swaps (due to a decline in interest rates) of $2.3 million. However, compared with the same quarter of 2010, the cost of the interest-rate swaps decreased by $3.5 million due to the termination of the swaps effective on January 5, 2011. At March 31, 2011, the weighted average interest rate of our borrowed funds, exclusive of the effect of the interest-rate swaps, was 4.31%, compared with 3.98% at March 31, 2010.
Collection, general and administrative expenses decreased by $2.9 million, or 42%, to $4.0 million during the three months ended March 31, 2011, from $6.9 million during the corresponding period in 2010. For the purpose of comparing collection, general and administrative expenses incurred by the Company on a recurring basis, third-party servicing expenses, which since the March 2009 Restructuring through principally the effective dates of the Loan Sale in the third quarter 2010 have been reimbursed by the Bank, in the aggregate amount of $12,000 and $1.8 million, respectively, during the quarter ended March 31, 2011 and 2010, are excluded from the quarter-to-quarter change analysis. These third-party servicing expenses have been, however, included in the consolidated statements of operations due to the treatment for accounting purposes of the transfer of the trust certificates, representing ownership in approximately 83% of the Portfolio transferred to the REIT, as a financing in accordance with GAAP and, as a result the mortgage loans and real estate remained on the Company’s balance sheet. Therefore, the third-party costs incurred by us in the servicing and collection of the Bank’s loans and reimbursed by the Bank, for purposes of these consolidated financial statements, have not been treated as reimbursed third-party servicing costs but as additional collection, general and administrative expenses as if the Company owned and self serviced the mortgage loans, with an offsetting amount included in fair valuation adjustments, which had no impact on the Company’s consolidated net loss. The third-party servicing costs were substantially eliminated in the three months ended March 31, 2011 from the same period ended March 31, 2010 as a result of the third and fourth quarter 2010 loan sales by the Trust, the transfer of approximately 83% of the trust certificates to the Bank’s REIT in March 2009 that was accounted for as a secured financing in accordance with GAAP with an equal percentage of mortgage loans and owned real estate sold to the Bank’s Trust remaining on the Company’s balance sheet classified as Mortgage loans and real estate held for sale and securing a Nonrecourse liability in an equal amount, was as of the effective dates of the Loan Sales and December Loan Sale substantially accounted for as a sale of loans in accordance with GAAP, to the extent of the loans sold by the Trust. Similarly, the Loan Sales and December Loan Sale by the Bank’s Trust also resulted in treating substantially all of the loans represented by the remaining 17% in trust certificates held by the Company as sold in accordance with GAAP effective with the dates of the Loan Sales and December Loan Sale.
Exclusive of these items described above, collection, general and administrative expenses decreased by $1.1 million, or 22%, in the three months ended March 31, 2011, from $5.1 million during the corresponding period in 2010. Salaries and employee benefits expenses decreased by $960,000, or 32%, to $2.0 million during the three months ended March 31, 2011, from $3.0 million during the three months ended March 31, 2010, due to reductions in staff throughout the Company. The number of servicing employees decreased to 81 at March 31, 2011, from 112 employees at March 31, 2010. The Company ended the three months ended March 31, 2011 with 112 employees, compared with 156 employees at March 31, 2010. The Company also experienced a decrease in corporate legal expenditures of $377,000, or 89%, to $45,000 from $421,000 as compared to the same three-month period last year, with the decrease principally related to additional legal costs for a nonrecurring matter that had been incurred in the prior year quarter. Professional fees increased by $97,000, or 25%, to $477,000 from $380,000, principally due to the timing of outside tax and audit fees recognized, compared to the same period last year. Contract underwriter costs increased by $46,000 during the first quarter of 2011, to $73,000 from $26,000 in the prior year first quarter, due to increased due diligence services provided to third parties. Various other general and administrative expenses increased by $63,000 during the three months ended March 31, 2011 as a result in part to increased occupancy costs due to a rent escalation effective January 1, 2011 in our office lease and one-time costs of an office lease termination.
Amortization of deferred financing costs increased by $283,000, or 818%, to $318,000 during the first quarter of 2011 from $35,000 during the first quarter of 2010. This increase was the result of the $63.8 million of dividends received on the REIT Securities on March 31, 2011 (for the two quarters ended December 31, 2010 and for the full year of 2011), which was applied principally to pay down the Company’s term debt.
Depreciation expenses decreased by $62,000, or 43%, to $83,000 in the first quarter of 2011. This decrease during the three months ended March 31, 2011 was principally due to fully depreciated assets during the past twelve months and a reduction in assets purchased compared with the same quarterly period in 2010.
Our pre-tax loss in the quarter ended March 31, 2010 decreased by $21.0 million to net income of $14.3 million during the three months ended March 31, 2011, for the reasons set forth above.
The Company recorded state income tax expense of $7,000 on income from one of its subsidiaries and a $76,000 FIN 48 state income tax provision during the three months ended March 31, 2011, compared with a provision of $98,000 for state income taxes during the three months ended March 31, 2010.

Liquidity and Capital Resources
General
As of March 31, 2011, we had one limited source of external funding, a $1 million credit line, to meet our liquidity requirements, in addition to the cash flow provided from servicing loans and performing due diligence and other services for third parties, and the dividends from preferred stock in the Bank’s REIT (the payments of which were suspended during the second and third quarters of 2010). At March 31, 2011, the carrying value of the Notes receivable held for sale was approximately $2.8 million. As a result principally of the Bank’s REIT declaring and paying dividends for the third and fourth quarters of 2010 and for the full year of 2011 on March 31, 2011 in the aggregate amount of $63.8 million, the Company paid down tranche A debt during the quarter ended March 31, 2011 by the net amount of $55.4 million; and, the outstanding principal balance of the tranche A debt at March 31, 2011 was $653.6 million. None of the dividends received were applied by the Bank to pay interest due on the Legacy Debt (including on tranche A debt), which was added to the debt balance outstanding. As a result o the REIT paying the full year 2011 dividend on March 31, 2011, it is likely that for the remainder of 2011 cash flow from other sources will not be sufficient to cover the interest cost on the tranche A debt and, as a result, the balance of tranche A debt is likely to increase due to the accrued and unpaid interest.
We are required to submit all payments we receive from our preferred stock investments, the remaining cash flow from the Investment in trust certificates at fair value (which as of March 31, 2011, was supported by a relatively small pool of real estate owned properties held by the Trust) and the Notes receivable held for sale, net, to a lockbox, which is controlled by the Bank. Substantially all amounts submitted to the lockbox are used to pay interest and principal outstanding under the Legacy Credit Agreement with the Bank.
As a result of the Company entering into the implementing agreements contemplated by the Term Sheet to voluntarily surrender and transfer to the Bank the REIT securities, in return for a reduction in the indebtedness to the Bank by not less than $478 million, the Company’s principal source of cash flow to meet the obligations with respect its approximately $800 million outstanding indebtedness remaining after the surrender of the REIT securities to the Bank will be eliminated, resulting in accrued and unpaid interest being added to the outstanding principal balance of the Legacy Debt that the Company will be unable to pay at maturity on March 31, 2012 (or upon earlier termination under the provisions of the Legacy Credit Agreement). See “Borrowings” and Note 13 — “Subsequent Events.”
Short-term Investments. The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk. At March 31, 2011, all of the Company’s unrestricted cash (including FCMC’s $7.5 million of pledged cash) was held in operating accounts or invested in money market accounts at the Bank.
Cost of Funds. As of March 31, 2011, we had total borrowings of $1.295 billion, of which $1.256 billion was subject to the Legacy Credit Agreement and $38.7 million remained under the original credit facility with the Bank (the Unrestructured Debt). Substantially all of the debt under these facilities was incurred in connection with the purchase and origination of loans prior to November 2007, and as of March 31, 2011 is secured by the REIT Securities, the trust certificates, pledged cash in the amount of $7.5 million and certain other assets, including 100% of the equity interests in all direct and indirect subsidiaries of Franklin Holding, but not FCMC. The assets of our servicing subsidiary, FCMC (other than $7.5 million of cash collateral held as security under the Licensing Credit Agreement on which the Bank has a second-priority lien under the Legacy Credit Agreement), are not pledged as collateral for the Legacy Debt.

At March 31, 2011, the interest rates on our term debt (Notes payable) were as follows:

		Under the terms of the
		Forbearance Agreements
		and Credit Agreement
	In accordance with the	excluded
	terms of the Restructuring	from the Restructuring
	Agreements	Agreements
FHLB 30-day LIBOR advance rate plus 2.60%	$—	$15,675,136
FHLB 30-day LIBOR advance rate plus 2.75%	—	23,035,122
LIBOR plus 2.25% (Tranche A)	653,646,101	—
LIBOR plus 2.75% (Tranche B)	433,335,300	—
15.00% (Tranche C)	169,113,076	—

	$1,256,094,477	$38,710,258

At March 31, 2010, the weighted average interest rate on term debt (the Legacy Debt) was 4.31%.
Terms of the Restructured Indebtedness under the Legacy Credit Agreement. The following table summarizes the principal economic terms of the Company’s indebtedness under the Legacy Credit Agreement.

	Outstanding	Outstanding
	Principal Amount	Principal Amount
	at March 31, 2009 –	at March 31, 2011 –	Applicable Interest		Required Monthly
	Franklin	Franklin	Margin Over LIBOR		Principal
	Asset/Tribeca	Asset/Tribeca	(basis points)		Amortization
Tranche A	$838,000,000	$654,000,000	225		None
Tranche B	$407,000,000	$433,000,000	275		None
Tranche C	$125,000,000	$169,000,000	N/A	(1)	None

Unrestructured Debt	$41,000,000	$39,000,000		(2)	None

(1)	The applicable interest rate is fixed at 15% per annum. Interest will be paid in kind during the term of the Restructuring.

(2)	Interest margin over FHLB 30-day LIBOR advance rate plus 2.60%-2.75%.
The interest rate under the terms of the Restructuring Agreements for tranche A and tranche B indebtedness that is the basis, or index, for the Company’s interest cost is one-month LIBOR plus applicable margins. In accordance with the terms of the Restructuring Agreements, interest due and unpaid on tranche A (upon election), tranche B and tranche C debt is accrued and added to the debt balance. During the quarter ended March 31, 2011, $13.8 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid, of which $4.4 million was added to tranche A debt.
Cash Flow from Operating, Investing and Financing Activities
Liquidity represents our ability to obtain adequate funding to meet our financial obligations. As of March 31, 2011, our liquidity position is affected almost solely by the dividends received from the preferred stock investment in the Huntington subsidiary REIT.

At March 31, 2011, we had cash and cash equivalents of $13.1 million compared with $12.6 million at December 31, 2010. Restricted cash of $2.5 million at March 31, 2011 and $2.4 million at December 31, 2010 was restricted under our credit agreements and lockbox facility with the Bank.
Changes in several of the cash flows noted in the explanations that follow were the result of the March 2009 Restructuring and the resultant changed asset classifications form notes receivable and originated loans held for investment to investment in trust certificates at fair value and mortgage loans and real estate held for sale.
Net cash provided by operating activities as reported was $60.4 million during the three months ended March 31, 2011, compared with net cash provided of $9.3 million during the three months ended March 31, 2010. Although the transfer of the trust certificates, representing approximately 83% of the Portfolio, to the Bank’s REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, has been treated as a secured financing in accordance with ASC Topic 860. Therefore, the mortgage loans and real estate have remained on the Company’s balance sheet classified as Mortgage loans and real estate held for sale securing a Nonrecourse liability in an equal amount. The treatment as a financing on the Company’s balance sheet, however, did not affect the cash flows of the transfer and has not affected the Company’s cash flows or its reported net income. Excluding reported activities related to Mortgage loans and real estate held for sale and the offsetting Nonrecourse liability, the increase in cash provided by operating activities was primarily due to Bank’s REIT declaring and paying dividends for the third and fourth quarters of 2010 and for the full year of 2011 on March 31, 2011 in the aggregate amount of $63.8 million and the increase in cash flow provided from the non-payment of interest on the Legacy Debt (Paid in kind interest) of $5.4 million.
Net cash provided by investing activities was $123,000 in the three months ended March 31, 2011, compared to $223,000 of cash provided in the three months ended March 31, 2010. The decrease in cash provided by investing activities during the three months ended March 31, 2011 was due primarily to reductions in principal collections on Notes receivable held for sale and a slight increase in restricted cash during the current quarter.
Net cash used in financing activities increased to approximately $60.1 million during the three months ended March 31, 2011, compared to $6.5 million used during the three months ended March 31, 2010. The increase in cash used in financing activities during the three months ended March 31, 2011 was principally due the increase in the pay down of debt (Notes payable) from dividends paid by the Bank’s REIT for the third and fourth quarters of 2010 and for the full year of 2011 on March 31, 2011 in the aggregate amount of $63.8 million.
Borrowings
Substantially all of the Company’s debt was incurred in connection with the purchase and origination of residential 1-4 family mortgage loans prior to December 2007. These borrowings are shown in the Company’s Consolidated Financial Statements as Notes payable (also referred to as term debt or Legacy Debt herein). The Company ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the Bank. In 2008, the Company changed its business model to become a provider to third parties of loan servicing and recovery collection services, due diligence and certain other services to the residential mortgage loan industry, and has operated these activities through FCMC.

At March 31, 2011, the Company had total borrowings, Notes payable and Financing agreements, of $1.295 billion under the Restructuring Agreements, of which $1.256 billion was subject to the Company’s debt restructured in the March 2009 Restructuring (the Legacy Debt) and $38.7 million remained outstanding under a credit facility excluded from the Restructuring Agreements (the Unrestructured Debt). During the quarter ended March 31, 2011, $13.8 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid, of which $4.4 million was added to the tranche A debt.
At March 31, 2011, FCMC had no debt outstanding under the revolving line under its Licensing Credit Agreement with the Bank, which is shown in the Company’s financial statements as “Financing agreement.”
For a description the Company’s borrowing agreements, see Note 9 — “Notes Payable and Financing Agreements.”
Interest Rate Swaps
As of March 31, 2011, the Company had no outstanding interest-rate swap agreements in place to reduce the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR. All of our past interest-rate swap agreements were executed with the Bank. See Note 7 — “Derivatives.”

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
The Company’s operating results depend in large part on differences between the interest and dividends earned on its assets and the interest paid on its borrowings. Most of the Company’s assets, consisted primarily of REIT Securities (principally preferred stock) and Trust Certificates (collateralized by mortgage loans and real estate owned properties) generated fixed returns and had remaining contractual maturities in excess of five years. Our borrowings are based on one-month LIBOR. As of March 31, 2011, due to the Loan Sales, the interest and dividend income from our remaining assets, principally the REIT securities, is based on a fixed rate, while the interest cost of our borrowings is principally based on a variable rate, creating a mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings. In addition, the Company’s interest-bearing liabilities as of March 31, 2011 greatly exceed the remaining interest-earning assets. Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest and dividend income and, therefore, net income. We have used from time to time interest-rate derivatives, essentially interest-rate swaps, to hedge our interest rate exposure by converting a portion of our highly interest-sensitive borrowings from variable-rate payments to fixed-rate payments. However, effective as of January 5, 2011, the Bank terminated the remaining $390 million balance of interest-rate swaps intended to hedge a portion of the interest-rate risk. Therefore, as of March 31, 2011, a 1% instantaneous and sustained increase in one-month LIBOR would have the effect of increasing quarterly interest expense by approximately $2.8 million, pre-tax, which would negatively impact our quarterly after-tax net income or loss. See Note 9 — “Notes Payable and Financing Agreements,” and Note 13 — “Subsequent Events.”

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
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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
Risk factors applicable to the Company, including, but not limited to, those factors discussed under the captions “Impact of Inflation,” “Interest Rate Risk” and “Real Estate Risk” are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011.
There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, other than as set forth below.
Risks Related to Our Business
Our borrowings are sensitive to changes in interest rates.
On January 25, 2011, the Bank declared an early termination of all remaining interest rate swaps due to a failure by the Company to make payments due under the swap agreements. The Company’s failure to make these payments was occasioned by insufficient funds available under the credit agreement with the Bank and its participating banks (the Legacy Credit Agreement) as a direct result of the loss of cash flows attributable to the July, September and December 2010 loan sales by the Bank’s Trust and the suspension of dividends by its REIT. Due to the termination by the Bank of the Company’s remaining interest rate swaps in January 2011, all of the our interest rate sensitive borrowings are unhedged and an increase in interest rates will result in an increase in our interest expense without an offsetting increase in income.
We will not be able to reduce the Legacy Debt.
We have limited sources of cash flow available to pay interest on our Legacy Debt, which principally include the dividends from preferred stock in the Bank’s REIT. As a result of the Company entering into the implementing agreements contemplated by the Term Sheet to voluntarily surrender and transfer to the Bank the REIT securities in return for a reduction in the indebtedness to the Bank equal to $478 million, the principal source of cash flow to meet our obligations with respect to the approximately $800 million in outstanding indebtedness to the Bank remaining after surrender of the REIT securities will be eliminated, resulting in accrued and unpaid interest being added to the outstanding principal balance of the Legacy Debt that the Company will be unable to pay at maturity on March 31, 2012 (or upon earlier termination under the provisions of the Legacy Credit Agreement).

Our operating losses commencing with the quarter ended September 30, 2011 and in 2012 and beyond will increase due to the surrender and transfer to the Bank of the REIT securities.
As a result of the Company entering into the implementing agreements contemplated by the Term Sheet to voluntarily surrender and transfer to the Bank the REIT securities in return for a reduction in the indebtedness to the Bank equal to $478 million, the Company’s operating losses likely will increase commencing with the quarter ended September 30, 2011 and in the years 2012 and beyond due to the absence of dividend income on the preferred REIT securities.
Our business is sensitive to, and can be materially affected by, changes in interest rates.
Our business may be adversely affected by changes in interest rates, particularly changes that are unexpected in timing or size since our interest rate sensitive borrowings are unhedged and the majority of our borrowings bear interest at variable rates. Moreover, due to the surrender of the REIT securities, the Company’s interest-bearing liabilities will continue to increase and any increase in interest rates is likely to result in an increase in interest expense without an offsetting increase in income, which would adversely affect our results.
The risk factors discussed in detail in the Company’s Form 10-K to which there have been no material changes include the following:
Risks Related to Our Business
•	The Company may not be able to continue as a going concern.

•	Our Restructuring Agreements and Forbearance Agreements with the Bank require us to observe certain covenants, and our failure to satisfy such covenants could render us insolvent.

•	If our lenders fail to renew our available credit under the Licensing Credit Agreement for additional terms, our revolving line of credit and letter of credit facilities will expire on September 30, 2011.

•	If our lenders fail to renew our loans under the Legacy Credit Agreement for additional terms or provide us with refinancing opportunities, our legacy indebtedness will become due and payable in 2012.

•	If our lenders fail to extend the Forbearance Agreement covering the Unrestructured Debt, the Unrestructured Debt will become due and payable September 2011.

•	The clients for whom we service loans may transfer our rights as servicer and we may be unable to add business or take appropriate cost saving measures to replace reduced revenues.

•	Our ability to fund operating expenses depends on the cash flow received from servicing loans for third parties.

•	A prolonged economic slowdown or a lengthy or severe recession could harm our servicing operations, particularly if it results in a decline in the real estate market.

•	We may not be successful in expanding or implementing our planned business of providing servicing and other mortgage related services for other entities on a fee-paying basis.

•	If we do not obtain and maintain the appropriate state licenses, we will not be allowed to service mortgage loans in affected states, which would adversely affect our operations.

•	A significant amount of the mortgage loans that we originated and acquired prior to the March 2009 Restructuring and continue to service on behalf of third parties are secured by property in New York, New Jersey, Florida, Texas and California, and our operations could be harmed by economic downturns or other adverse events in these states.

•	We may not be adequately protected against the risks inherent in servicing subprime residential mortgage loans.

•	A number of the second-lien mortgage loans that we service are subordinated to ARM or interest-only mortgages that may be subject to monthly payment increases, which may result in delinquencies and a decrease in servicing and collection revenues.

•	We are subject to losses from the mortgage loans we acquired and originated prior to the Restructuring due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, sellers of loans we acquired, vendors and our employees.

•	Legal proceedings and regulatory investigations could be brought or initiated which could adversely affect our financial results.

•	Given the nature of the industry in which we operate, our businesses is, and in the future may become, involved in various legal proceedings the ultimate resolution of which is inherently unpredictable and could have a material adverse effect on our business, financial position, results of operations or cash flows.

•	We are exposed to counter-party risk and there can be no assurances that we will manage or mitigate this risk effectively.

•	The success and growth of our servicing business will depend on our ability to adapt to and implement technological changes, and any failure to do so could result in a material adverse effect on our business.

•	If we do not manage the changes in our businesses effectively, our financial performance could be harmed.

•	The inability to attract and retain qualified employees could significantly harm our business.

•	An interruption in or breach of our information systems may result in lost business and increased expenses.

•	We are exposed to the risk of environmental liabilities with respect to properties to which we took title.

•	A loss of our Chairman and President may adversely affect our operations.

Risks Related to Our Financial Statements
•	We may become subject to liability and incur increased expenditures as a result of our having reassessed our allowance for loan losses and our transfer of substantially all our mortgage portfolio related assets to the Bank.
•	Failures in our internal controls and disclosure controls and procedures could lead to material errors in our financial statements and cause us to fail to meet our reporting obligations.
Risks Related to the Regulation of Our Industry
•	New legislation and regulations directed at curbing predatory lending and abusive servicing practices could restrict our ability to service non-prime residential mortgage loans, which could adversely impact our earnings.
•	The broad scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.
•	We may be subject to fines or other penalties based upon the conduct of our independent brokers.
•	We are subject to reputation risks from negative publicity concerning the subprime mortgage industry.
•	We are subject to significant legal and reputation risks and expenses under federal and state laws concerning privacy, use and security of customer information.
•	If many of the borrowers of the loans we service become subject to the Servicemembers Civil Relief Act of 2003, our cash flows and service fee income may be adversely affected.
•	Legislative action to provide mortgage relief may negatively impact our business.
Risks Related to Our Securities
•	Thomas J. Axon effectively controls our company, substantially reducing the influence of our other stockholders.
•	Our common stock is quoted only on the OTC Bulletin Board, which may adversely impact the price and liquidity of the common stock, and our ability to raise capital.
•	Our organizational documents, Delaware law and our Restructuring Agreements may make it harder for us to be acquired without the consent and cooperation of our board of directors, management and our Bank.
•	Our quarterly operating results may fluctuate and cause our stock price to decline.
•	Compliance with the rules of the market in which our common stock is quoted and proposed and recently enacted changes in securities laws and regulations are likely to increase our costs.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
On May 11, 2011, Franklin Holding and certain of its subsidiaries, including FCMC, entered into a term sheet (the “Term Sheet”) with the Bank setting forth agreed upon terms to amicably resolve the Bank’s allegation that a default had occurred under the Legacy Credit Agreement due to a failure of certain Company entities to make certain payments under certain interest rate hedge agreements (interest rate swaps) with the Bank (the “Specified Default”).
Pursuant to the Term Sheet, the Company agreed to voluntarily surrender and transfer to the Bank the REIT securities, which have served as collateral under the Legacy Credit Agreement, free and clear of any liens other than the liens of the Bank, in exchange for the Bank:
•	reducing the outstanding balance of the Bank’s portion of Tranche A debt pursuant to the terms of the Legacy Credit Agreement by an amount equal to $478 million, and releasing, canceling and discharging Franklin Holding and FCMC from any liability in connection with the Specified Default and under any interest rate hedge agreements entered into with the Bank; and,
•	forgiving that portion of the indebtedness owed to the Bank relating to the past terminations of interest rate hedge agreements in the approximate aggregate amount of $12.9 million and obtaining from one of its participants, which has a right of subrogation, forgiveness of approximately $1.8 million.
In addition, the Bank agreed to seek credit approval to amend and extend the Licensing Credit Agreement to September 30, 2012, and delete the financial covenant under the Licensing Credit Agreement that Franklin Holding and FCMC maintain a net income before taxes of not less than $800,000.
Further, the Bank agreed to use its good faith efforts to seek approval from required lenders under the Legacy Credit Agreement to:
•	eliminate the covenant in the Legacy Credit Agreement with respect to activities of Franklin Credit Loan Servicing LLC (“FCLS”), which is an inactive limited purpose entity formed as part of the Reorganization with assets of approximately $370,000) and permit FCLS to dissolve and transfer or distribute its assets to Franklin Holding or to merge into Franklin Holding, and to release the equity interests of FCLS from any security agreement or pledge in connection with any merger into Franklin Holding;

•	release Franklin Holding from any obligation under its limited recourse guaranty dated March 31, 2009, which was entered into in connection with the Legacy Credit Agreement, and remove Franklin Holding from the definition of guarantor under the Legacy Credit Agreement; provided that Franklin Holding shall remain a pledgor, other than with respect to the interests of FCLS, under its amended and restated pledge agreement dated March 31, 2009 and entered into pursuant to the Legacy Credit Agreement (which includes a pledge of 100% of the equity interests in all direct and indirect subsidiaries of Franklin Holding other than FCMC); and,
•	waive the Specified Default.
The are certain conditions precedent to the closing of a settlement between the parties, which are customary for transactions of this type and include the Company delivering a comprehensive “all claims” release in favor of participating lenders under the Legacy Credit Agreement and the Bank.
Franklin Holding and certain of its subsidiaries, including FCMC, expect to enter into various agreements implementing the transactions contemplated by the Term Sheet in the next several days.
As result of the Company entering into the implementing agreements contemplated by the Term Sheet to voluntarily surrender and transfer to the Bank the REIT securities in return for a reduction in the indebtedness to the Bank equal to $478 million, the Company’s principal source of cash flow to meet its obligations with respect to its remaining approximately $800 million of outstanding indebtedness to the Bank will be eliminated, resulting in accrued and unpaid interest being added to the outstanding principal balance of the Legacy Debt that the company will be unable to pay at maturity on March 31, 2012 (or upon earlier termination under the provisions of the Legacy Credit Agreement).
The foregoing summary is qualified in its entirety by reference to the complete copy of the Term Sheet, filed as Exhibit 10.2 to this Form 10-Q.

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

10.1
Limited Waiver dated as of March 28, 2011, by and among The Huntington National Bank, as Administrative Agent, the Registrant and Franklin Credit Management Corporation, under the Amended and Restated Credit Agreement (Licensing) dated as of March 31, 2009, as amended. Incorporated by reference to Exhibit 10.100 to the Registrant’s Annual Report on Form 10-K for the annual period ended December 31, 2010, filed with the Commission on March 30, 2011.

10.2*
Settlement Term Sheet, dated May 11, 2011, by and among The Huntington National Bank, the Registrant, Franklin Credit Asset Corporation, Franklin Asset, LLC, each other Borrower listed on the signature pages to the Legacy Credit Agreement or any schedule thereto, and Franklin Credit Management Corporation.

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
May 12, 2011
	By:	/s/ THOMAS J. AXON
Thomas J. Axon
President (Principal Executive Officer)

May 12, 2011

	By:	/s/ PAUL D. COLASONO
Paul D. Colasono
Executive Vice President and Chief Financial Officer (Principal Financial Officer)