Form 10-Q
period 2011-06-30
FRANKLIN CREDIT HOLDING CORP/DE/
filed 2011-08-16
CIK 831246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐         No ☒

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 10, 2011:  8,028,795

FRANKLIN CREDIT HOLDING CORPORATION

FORM 10-Q

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$13,373,828	$12,640,619
Restricted cash	1,069,299	2,407,194
Investment in REIT securities	-	477,316,409
Investment in trust certificates at fair value	180,654	1,505,978
Mortgage loans and real estate held for sale	-	7,500,863
Notes receivable held for sale, net	2,730,789	2,857,312
Accrued interest receivable	26,212	28,245
Deferred financing costs, net	4,117,278	6,923,169
Other receivables	2,554,129	3,463,029
Building, furniture and equipment, net	877,913	1,038,152
Other assets	409,315	2,633,072
Total assets	$25,339,417	$518,314,042

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Liabilities:
Notes payable, net of debt discount of $103,242 at June 30, 2011 and $181,616 at December 31, 2010	$824,895,829	$1,340,838,509
Nonrecourse liability	-	7,500,863
Accounts payable and accrued expenses	3,101,540	9,454,136
Derivative liabilities, at fair value	-	4,922,375
Income tax payable, net	871,774	274,266
Terminated derivative liability	-	8,200,000
Total liabilities	828,869,143	1,371,190,149

Commitments and Contingencies

Stockholders’ (Deficit):
Preferred stock, $0.001 par value; authorized 3,000,000; issued and outstanding: none	-	-
Common stock and additional paid-in capital, $0.01 par value, 22,000,000 authorized shares; issued and outstanding: 8,028,795 at June 30, 2011 and 8,028,795 at December 31, 2010	20,600,256	20,588,782
Noncontrolling interest in subsidiary	3,151,249	3,174,632
Accumulated other comprehensive (loss)	-	(3,140,312)
Retained (deficit)	(827,281,231)	(873,499,209)
Total stockholders’ (deficit)	(803,529,726)	(852,876,107)

Total liabilities and stockholders’ (deficit)	$25,339,417	$518,314,042

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Interest income	$182,350	$10,876,369	$399,188	$22,351,597
Dividend income	31,887,898	10,629,300	63,775,796	21,258,599
Gain on settlement of REIT securities	683,591	-	683,591	-
Gain on settlement of swap liability	14,662,661	-	14,662,661	-
Fair valuation adjustments	1,585,006	(10,900,755)	865,796	(14,671,797)
Servicing fees and other income	3,816,486	1,530,379	7,412,101	2,708,936
Total revenues	52,817,992	12,135,293	87,799,133	31,647,335

Operating Expenses:
Interest expense	14,236,605	16,789,474	30,426,049	35,808,717
Collection, general and administrative	4,031,460	8,132,344	7,982,665	15,000,327
Amortization of deferred financing costs	2,487,967	29,055	2,805,891	63,692
Depreciation	80,884	142,289	163,933	287,801
Total expenses	20,836,916	25,093,162	41,378,538	51,160,537

Income/(loss) before provision for income taxes	31,981,076	(12,957,869)	46,420,595	(19,513,202)
Income tax	143,000	74,000	226,000	172,300
Net income/(loss)	31,838,076	(13,031,869)	46,194,595	(19,685,502)
Net (loss)/ income attributed to noncontrolling interest	(32,243)	48,802	(23,383)	114,133
Net income/(loss) attributed to common stockholders	$31,870,319	$(13,080,671)	$46,217,978	$(19,799,635)

Net income/(loss) per common share:
Basic and diluted	$3.97	$(1.63)	$5.76	$(2.47)

Weighted average number of shares outstanding:
Basic and diluted	8,028,795	8,021,295	8,028,276	8,020,731

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
SIX MONTHS ENDED JUNE 30, 2011

	Common Stock and Additional Paid-in Capital
	Shares	Amount	Noncontrolling Interest in Subsidiary	Accumulated Other Comprehensive Loss	Retained (Deficit)/ Earnings	Total
BALANCE, JANUARY 1, 2011	8,028,795	$20,588,782	$3,174,632	$(3,140,312)	$(873,499,209)	$(852,876,107)

Stock-based compensation	-	11,474	-	-	-	11,474
Net income attributed to noncontrolling interest	-	-	(23,383)	-	-	(23,383)
Amortization – unrealized loss on derivatives	-	-	-	3,140,312	-	3,140,312
Net income attributed to common stockholders	-	-	-	-	46,217,978	46,217,978

BALANCE, JUNE 30, 2011	8,028,795	$20,600,256	$3,151,249	$-	$(827,281,231)	$(803,529,726)

For the three months ended June 30, 2011, the total comprehensive income amounted to $33.2 million, which was comprised of the net income of $31.9 million and amortization of unrealized loss on derivatives of $1.3 million.  For the three months ended June 30, 2010, the total comprehensive loss amounted to $11.1 million, which was comprised of the net loss of $13.1 million and amortization of unrealized loss on derivatives of $2.0 million.

For the six months ended June 30, 2011, the total comprehensive income amounted to $49.4 million, which was comprised of the net income of $46.2 million and amortization of unrealized loss on derivatives of $3.1 million.  For the six months ended June 30, 2010, the total comprehensive loss amounted to $14.6 million, which was comprised of the net loss of $19.8 million and amortization of unrealized loss on derivatives of $5.2 million.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) attributed to common stockholders	$46,217,978	$(19,799,635)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	163,933	287,801
Fair valuation adjustments	(865,796)	14,671,797
Gain on settlement swap liability	(14,662,661)	-
Gain on settlement of REIT securities	(683,591)	-
Principal collections on mortgage loans and real estate held for sale, net	-	10,123,940
Payments on nonrecourse liability	(3,344,667)	(20,992,899)
Paid in kind interest	26,421,303	18,925,333
Proceeds from the sale of real estate held for sale	5,374,387	7,781,706
Amortization of deferred financing costs	2,805,891	63,692
Amortization of debt discount	78,374	1,686
Stock-based compensation	11,474	23,575
Net income attributed to noncontrolling interest in subsidiary	(23,383)	114,133
Changes in operating assets and liabilities:
Accrued interest receivable	2,033	3,688
Other receivables	908,900	(1,188,488)
Deferred dividend income	-	-
Income tax receivable	-	3,479,316
Other assets	2,223,757	(340,106)
Taxes payable	597,508	-
Accounts payable and accrued expenses	(1,671,998)	1,950,980
Net cash provided by operating activities	63,553,442	15,106,519

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	1,337,895	68,820
Proceeds from the settlement of REIT securities	478,000,000	-
Principal collections on notes receivable	287,923	408,018
Purchase of building, furniture and equipment	(3,694)	(19,639)
Net cash provided by investing activities	479,622,124	457,199

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of notes payable	(542,442,357)	(13,643,399)
Net cash (used in) financing activities	(542,442,357)	(13,643,399)

NET CHANGE IN CASH AND CASH EQUIVALENTS	733,209	1,920,319
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$12,640,619	15,963,115
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,373,828	$17,883,434

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$5,646,971	$16,511,709
Cash payments for taxes	$14,390	$368,145

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

As used herein, references to the “Company,” “Franklin Holding,” “we,” “our” and “us” refer to Franklin Credit Holding Corporation (“FCHC”), collectively with its subsidiaries; and, references to “FCMC” refers to Franklin Credit Management Corporation, the Company’s servicing business subsidiary.

Overview

Settlement Agreement with The Huntington National Bank, Surrender of the Company’s Investment in Preferred and Common Stock of the Bank’s REIT and Termination of Interest Rate Swap Agreements

On May 11, 2011, the Company and certain of its subsidiaries entered into a term sheet (the “Term Sheet”) with The Huntington National Bank (“Huntington” or the “Bank”) to amicably resolve the Bank’s allegation that a default had occurred under the Company’s legacy credit agreement with the Bank and its participating banks, dated as of March 31, 2009, as amended (the “Legacy Credit Agreement”), due to a failure to make certain payments under certain interest rate hedge agreements (the “Interest Rate Swaps”) with the Bank (the “Specified Default”).  On May 23, 2011, the Company entered into a settlement agreement (the “Settlement Agreement”) with the Bank, a subsidiary of the Bank’s parent, and the Bank’s lending participants covering the surrender and transfer of the Company’s investment in preferred stock and common stock of the Bank’s REIT subsidiary (the “REIT Securities”) held by the Company (and pledged as collateral under the Legacy Credit Agreement) in exchange for:

•	a reduction of the outstanding balance of the Bank’s portion of tranche A debt in the amount $478 million;

•	full satisfaction of indebtedness relating to the Interest Rate Swaps totaling approximately $14.7 million;

•	an amendment to the Legacy Credit Agreement and associated pledge agreement (as described below);

•	a discharge of the limited recourse guarantee of Franklin Holding under the Legacy Credit Agreement;

•	a waiver of the Specified Default;

•
an amendment to the credit facility of Franklin Holding and its mortgage servicing subsidiary, Franklin Credit Management Corporation (FCMC), dated as of March 2009, as amended (the “Licensing Credit Agreement”) (as described below); and,

•	a comprehensive release of claims by the Company in favor of the Bank and its lending participants.

In February 2011, the Company was advised that the REIT board in February 2011 declared dividends on the REIT Securities for the two quarterly periods ended December 31 and September 30, 2010, and also declared a dividend for the full year of 2011.  On March 31, 2011, the Company received the declared dividends on the REIT Securities in the amount $63.8 million, of which $31.9 million was recognized as Dividend income in the three months ended March 31, 2011, representing dividends paid for the last two quarters of 2010 and the first quarter of 2011.  The dividends paid on March 31, 2011 for the three quarterly periods ending December 31, 2011 in the amount of $31.9 million, which were deferred, were recognized as Dividend income in the three months ended June 30, 2011 due to the surrender of the REIT Securities to the Bank on May 23, 2011.  As a result of dividends paid on March 31, 2011 for the last two quarters of 2010 and the first quarter of 2011 and the surrender and transfer of the Company’s investment in the REIT Securities to the Bank, a total of $63.8 million of dividends that were paid by the REIT were recognized as Dividend income during the six months ended June 30, 2011.  In addition, as a result of the full satisfaction of indebtedness relating to the Interest Rate Swaps, the Company recognized a gain on the settlement of the swap liability totaling approximately $14.7 million in the three months ended June 30, 2011.  See Notes 4 and 9.

Excluding the $31.9 million of dividend income and the gain on the settlement of the swap liability totaling approximately $14.7 million, the Company would have recorded a net loss before taxes of approximately $14.6 million for the three months ended June 30, 2011.  The Company is expected to have operating losses commencing with the quarter ended September 30, 2011 and in the years 2012 and beyond due to the absence of dividend income on the REIT Securities.

As a result of the Company voluntarily surrendering and transferring to the Bank the REIT Securities, the Company’s principal source of cash flow to meet its obligations with respect to its outstanding indebtedness (the “Legacy Debt”) remaining after the surrender of the REIT Securities, which at June 30, 2011 was approximately $825 million, was eliminated.  Since the Company, as of June 30, 2011, is left without what had been essentially the sole remaining cash-flow generating assets available to service the outstanding principal balance of the Legacy Debt, accrued and unpaid interest will be added to the outstanding principal balance of the Legacy Debt, and the Company will be unable to pay the principal balance of the Legacy Debt at the maturity of the Legacy Credit Agreement on March 31, 2012 (or upon earlier termination under the provisions of the Legacy Credit Agreement).

Contemporaneously with the execution of the Settlement Agreement, the Company entered into the agreements described below.

Legacy Credit Agreement.  The Legacy Credit Agreement was amended to (i) delete Franklin Holding as a guarantor, (ii) waive the Specified Default, and (iii) permit the transfer to Franklin Holding of assets, amounting principally to approximately $370,000 in cash, of an inactive limited purpose wholly-owned subsidiary, and the subsequent dissolution or merger of that subsidiary into Franklin Holding.

The pledge agreement between Franklin Holding and the Bank dated March 31, 2009, as amended, which was entered into in connection with the Legacy Credit Agreement (the “Pledge Agreement”), was further amended to release the equity interest in the limited purpose wholly-owned subsidiary that had been pledged by Franklin Holding to the Bank.  However, Franklin Holding remains a pledgor, other than with respect to the interests of the limited purpose wholly-owned subsidiary, under the Pledge Agreement (which includes a pledge of 100% of the equity interests in all direct and indirect subsidiaries of Franklin Holding other than FCMC).

The limited recourse guarantee between Franklin Holding and the Bank dated March 31, 2009, which was entered into in connection with the Legacy Credit Agreement, was released, cancelled and discharged.

Licensing Credit Agreement.  The term of the Licensing Credit Agreement between Franklin Holding and FCMC, on one hand, and the Bank and its participating lenders, on the other hand, dated March 31, 2009, as amended, was extended to September 30, 2012, and the financial covenant that Franklin Holding and FCMC maintain a minimum amount of net income before taxes was deleted.

Going Concern Uncertainty – Franklin Holding

The Company since September 30, 2007 has been and continues to be operating with significant operating losses and stockholders’ deficit.  At June 30, 2011, the Company’s outstanding balance of Legacy Debt was approximately $824.9 million while there were essentially no remaining income-generating assets (other than FCMC, which but for cash collateral of $7.5 million held by FCMC and subject to a second-priority lien of the Bank, is not liable for the Legacy Debt); and, consequently, the Company will not be able to pay off the outstanding balance of Legacy Debt due to the Bank.  Any event of default under the March 2009 restructuring agreements or the 2004 master credit agreement with the Bank, as amended and subject to a forbearance agreement, or failure to successfully renew these restructuring or forbearance agreements or enter into new credit facilities with Huntington prior to their scheduled maturity, could entitle Huntington to declare the Company’s indebtedness immediately due and payable.  Without the continued cooperation and assistance from Huntington, the consolidated Franklin Holding’s ability to continue as a viable business is in substantial doubt, and it may not be able to continue as a going concern.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Borrowings” and Note 9.

The Company had net income attributed to common stockholders of $46.2 million for the six months ended June 30, 2011 as a result of (i) $31.9 million of dividend income recognized during the three months ended June 30, 2011 due to the surrender and transfer of the Company’s Investment in REIT securities, and (ii) a gain on the settlement of the Company’s swap liability totaling approximately $14.7 million as a result of the full satisfaction of indebtedness relating to the termination of the Company’s interest rate swaps.  Excluding the $31.9 million of dividend income and the gain on the settlement of the swap liability totaling approximately $14.7 million, the Company would have recorded a net loss before taxes of approximately $14.6 million for the three months ended June 30, 2011 Excluding dividend income of $63.8 million and the $14.7 million gain on the settlement of the swap liability, the Company would have recorded a net loss before taxes of approximately $32.0 million.  For the six months ended June 30, 2010, the Company had a net loss of $19.8 million.  The Company had income per common share for the six months ended June 30, 2011 of $5.76 both on a diluted and basic basis, compared to a loss per common share of $2.47 on both a diluted and basic basis for the six months ended June 30, 2010.  At June 30, 2011, the Company’s stockholders’ deficit was $803.5 million.  At December 31, 2010, the Company’s stockholders’ deficit was $852.9 million.

Potential FCMC Spin Off

The Company anticipates that it will break out its mortgage servicing subsidiary, FCMC, from Franklin Holding’s consolidated group as a separate company through some form of “spin-off” type of transaction, preferably around the end of 2011, subject to numerous conditions, including approval by its board of directors and the Bank, the effectiveness of any required filings with the Securities and Exchange Commission, compliance with applicable legal and regulatory solvency requirements, regulatory approvals to the extent required, and accounting and tax treatment considerations.  It is the Company’s objective to spin off its 80% ownership of FCMC to the stockholders of FCHC through some form of separation such as a spin-off type transaction or to negotiate a pre-packaged bankruptcy of FCHC and its subsidiary companies (but not FCMC) with major stakeholders that would include such a spin-off of FCMC, either of which would result in FCMC emerging as a separate publicly-owned company.

The September 2010 transaction with the Bank, which occurred simultaneously with the sale of substantially all of the subordinate-lien consumer loans owned by a trust of the Bank (the “Bank’s Trust” or the “Trust”) (referred to as the “September Loan Sale”), resulted in, subject to the final approval of the Bank, the Bank’s consent to proceed with a spin off of the ownership of FCMC.  In the July 2010 transaction, which was amended and modified in part by the September 2010 transaction, the parties agreed that in connection with a potential restructuring (referred to as the “Potential Restructuring”), if acceptable to the Bank and the required lenders, in each party’s sole discretion, and if the Potential Restructuring would not result in material tax, legal, regulatory, or accounting impediments or issues for Franklin Holding or FCMC, the Bank would use its reasonable efforts to assist Franklin Holding and FCMC in connection with such a Potential Restructuring in obtaining the approval of the required lenders and consenting to any change of control in connection with a potential restructuring to the extent required under its Legacy Credit Agreement, and FCMC or Franklin Holding would reimburse and hold the Bank and the required lenders harmless from any reasonable expense incurred by them in connection with any such Potential Restructuring.

There can be no assurance, however, that the Company’s board of directors will approve or FCMC will be successful in completing a separation of FCMC as tax, shareholder, legal, regulatory, accounting or other matters could present significant impediments to accomplishing such a separation.

Regardless of whether a spin-off of FCMC is effectuated, the other direct and indirect subsidiaries of Franklin Holding that are obligors under the Legacy Debt are essentially insolvent and unable to pay off the balance of Legacy Debt owed to the Bank.

The Company’s Business

Franklin Credit Holding Corporation (FCHC).  The Company had net income attributed to common stockholders of $46.2 million for the six months ended June 30, 2011 as a result of (i) $31.9 million of dividend income recognized during the three months ended June 30, 2011 due to the surrender and transfer of REIT Securities, and (ii) a gain on the settlement of the Company’s swap liability totaling approximately $14.7 million as a result of the full satisfaction of indebtedness relating to the termination of the Company’s interest rate swaps.  For the six months ended June 30, 2010, the Company had a net loss of $19.8 million.  At June 30, 2011, the Company’s stockholders’ deficit was $803.5 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Except for the mortgage servicing business conducted through FCMC, the business activities of Franklin Credit Holding Corporation and its subsidiary companies following the December 2008 holding company formation and corporate reorganization and 2009 debt restructuring (the “Restructuring” or “March 2009 Restructuring”) have principally consisted of making payments on the Legacy Debt in accordance with the Legacy Credit Agreement.  Payments made on the Legacy Debt generally have been limited to the cash flows received from the Bank’s Trust and from the dividends received from the investment in preferred stock of the Bank’s REIT.  However, since the September 2010 Transactions (as described in Note 9) with the Bank, and until May 23, 2011 when the Company entered into the Settlement Agreement with the Bank, payments made on the Legacy Debt generally have been limited to the cash flows received from dividends received from the investment in preferred stock of the Bank’s REIT.

Prior to December 2007, the Company was primarily engaged in the acquisition and origination for portfolio, and servicing and resolution, of performing, reperforming and nonperforming residential mortgage loans and real estate owned (“REO”) properties, including the origination of subprime mortgage loans.

In December 2008, the Company engaged in a series of transactions (the “Reorganization”) in which the Company adopted a holding company form of organizational structure, with Franklin Holding serving as the new public-company parent.  Under the Reorganization, Franklin Credit Holding Corporation became the successor issuer to FCMC, and FCMC ceased to have portfolios of loans and real estate properties and the related indebtedness to the Bank under the Legacy Credit Agreement and became the Company’s servicing business subsidiary.

Franklin Credit Management Corporation (FCMC). Since the Reorganization and the March 2009 Restructuring, the Company’s operating business has been conducted solely through FCMC, a specialty consumer finance company primarily engaged in specialized residential mortgage loan collections and recovery servicing, for third parties, and in the due diligence, analysis, pricing and acquisition of residential mortgage portfolios, for third parties.  FCMC, the servicing company within Franklin Holding’s consolidated group of companies, has positive net worth, and all assets, except for cash collateral of $7.5 million, and its equity are free from pledges to the Bank.  Except for such cash collateral, the Company’s Legacy Debt is not an obligation of FCMC.

       At June 30, 2011, FCMC had total assets of $30.3 million and had stockholders’ equity of $15.8 million.  Under Amendment No. 2 to the Licensing Credit Agreement with the Bank, FCMC has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility with the Bank, and cash collateral securing the revolving loan and letter of credit facilities of $7.5 million.  The Licensing Credit Agreement expires on September 30, 2012.At June 30, 2011, FCMC had no debt outstanding under the revolving line and approximately $5.4 million of letters of credit under the Licensing Credit Agreement.

The Company, through FCMC, provides specialized servicing, collection and recovery services for third parties that since the July and September 2010 loan sales by the Bank to date have been primarily entities related to Mr. Axon.  Effective September 30, 2010, FCMC has been operating its servicing, collections and recovery business free of pledges of its stock and free of significant restrictive covenants under the Legacy Credit Agreement with the Bank, which governs the substantial debt owed to the Bank by subsidiaries of FCHC, other than FCMC.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Franklin Credit Management Corporation (FCMC)” and Note 12.

Franklin’s Business – Loan Servicing, Collections and Recovery Servicing

The Company’s servicing business is conducted through FCMC, a specialty consumer finance company primarily engaged in specialized residential mortgage loan collections and recovery servicing, for third parties.

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

At June 30, 2011, FCMC had four significant servicing contracts to service 1-4 family mortgage loans and owned real estate, principally consisting of first and second-lien loans and owned properties secured by 1-4 family residential real estate that were previously acquired and originated by Franklin entities and transferred to the Bank’s Trust in the March 2009 Restructuring, and then sold in July and September 2010 by the Trust and the Bank to third parties in the quarter ended September 30, 2010 (the “Loan Sales”) and in the sales of loans in December 2010 (the “December Loan Sale”).

Loan Servicing and Collection Operations

At June 30, 2011, our servicing and collection business, conducted through FCMC, consisted of 76 servicing and collection employees who serviced and provided recovery collection services and actively managed approximately 31,000 loans and real estate properties (with an unpaid principal balance of approximately $1.51 billion), including approximately 21,395 first and second-lien loans for the Bosco entities, which are related-party entities of FCMC: approximately 2,162 home equity loans for Bosco Credit I, LLC (“Bosco I”); approximately 18,834 subordinate-lien loans for Bosco Credit II, LLC (“Bosco II”); approximately 386 of principally charge-off first and subordinate-lien loans, and the loans underlying a 50% participation interest in each of the commercial loans to the Company covering that portion of the Company’s debt with the Bank (the “Unrestructured Debt”), for Bosco Credit III, LLC (“Bosco III”); and, approximately thirteen (13) real estate owned properties serviced for Bosco Credit IV, LLC (“Bosco IV”).  Included in the Company’s consolidated revenues were servicing fees recognized from servicing the portfolios for the Bosco entities of $3.5 million and $474,000 for the six months ended June 30, 2011 and 2010, respectively.  See Note 12.

Our servicing and collection operations are conducted utilizing primarily a “one-call resolution” structure to facilitate borrower management functions.  We maintain a call center staffed by professionals with skills based in customer service, collections, loss mitigation, and recovery.  Our call center handles borrower inquiries on a one-call resolution basis, wherein the first agent with whom a borrower speaks is qualified to satisfy almost any request for information, such as payoff declarations, escrow account balance, payment information, collections, repayment arrangements, settlements and short sales.  Our one-call resolution structure includes the following principal functions/groups:

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

The emergency regulations, which were adopted by the New York State Superintendent of Banks and which implement the statutory registration requirement for mortgage servicers in New York State that went into effect on July 1, 2009, require (i) an Adjusted Net Worth of at least 1% of the outstanding principal balance of aggregate mortgage loans serviced (whether or not in New York), but in any event not less than $250,000; and, (ii) a ratio of Adjusted Net Worth to the outstanding principal balance of New York mortgage loans serviced of at least 5%.  Adjusted Net Worth, as defined under the Superintendent’s emergency regulations, consists of total equity capital at the end of the reporting period as determined by accounting principles generally accepted in the United States of America (“GAAP”) less: goodwill, intangible assets (excluding mortgage servicing rights), any assets pledged to secure obligations of a person other than the applicant, any assets due from officers or stockholders of the applicant or related companies; that portion of any marketable securities (listed or unlisted) not shown at lower of cost or market; any amount in excess of the lower of cost or market value of mortgages in foreclosure, construction loans or property acquired through foreclosure, and any amount shown on the balance sheet as investments in unconsolidated joint ventures, subsidiaries, affiliates, and/or other related companies that is greater than the value of such investments accounted for using the equity method of accounting.

At June 30, 2011, FCMC’s Adjusted Net Worth was approximately $7.2 million, or approximately 0.63% of the aggregate principal balance of loans serviced nationwide and 8.15% for loans serviced in New York.  FCMC’s requirement under the capital plan with the Banking Department is to maintain not less than $7.9 million in Adjusted Net Worth and not less than 0.25% of the aggregate principal balance of loans serviced nationwide and 5% for loans serviced in New York.  As of August 3, 2011, following the receipt of payments from FCMC’s related companies for servicing receivables outstanding at June 30, 2011, FCMC was in compliance with the Minimum Level under its capital plan; its Adjusted Net Worth as of June 30, 2011, adjusted for the remaining uncollected servicing receivables from related companies, would have been approximately $7.95 million, and the ratio of Adjusted Net Worth as a percentage of the aggregate principal balance of loans serviced nationwide and for loans serviced in New York was approximately 0.69% and 9.04%, respectively.

Due Diligence Services

During 2008, capitalizing on our acquisition experience with residential mortgage loans, FCMC began providing services for third parties not related to us or the Bank, on a fee-paying basis.  During the six months ended June 30, 2011, we were engaged in a due diligence assignment principally for one unrelated third party.

Financing

In December 2007, the Company entered into forbearance agreements (the “Forbearance Agreements”) with the Bank with respect to its borrowing arrangements.

In March 2009 and through December 31, 2010, Franklin entered into a series of restructuring agreements and amendments to restructuring agreements with the Bank (the March 2009 Restructuring), pursuant to which the Company’s debt, loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, except for approximately $38.4 million of the Company’s debt (as of June 30, 2011) with the Bank (the Unrestructured Debt) that is subject to the forbearance agreement effective until September 30, 2011 and 2004 master credit agreement.

FCMC has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility with the Bank, and cash collateral securing the revolving loan and letter of credit facilities of $7.5 million.  The Licensing Credit Agreement expires on September 30, 2012.

At June 30, 2011, FCMC had no debt outstanding under the revolving line and approximately $5.4 million of letters of credit under the Licensing Credit Agreement with the Bank.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Borrowings” and Note 9.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation – The unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q; and, they do not include all of the information and footnotes required by GAAP for complete financial statements.  However, these unaudited Consolidated Financial Statements include all normal and recurring adjustments that management believes necessary for a fair statement of results for the periods.  These unaudited Consolidated Financial Statements do not necessarily indicate the results that may be expected for the full year; the interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s estimates and assumptions, effective as of the March 2009 Restructuring, primarily arise from uncertainties and changes associated with interest rates, credit exposure and fair market values of its investments in trust certificates, mortgage loans and real estate held for sale and REIT securities.  Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends, market values and interest rates and other conditions may occur which could cause actual results to differ materially.  For additional information refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission, and, if applicable, Quarterly Reports on Form 10-Q, which the Company urges investors to consider.

Because substantially all of the Company’s portfolio of subprime mortgage loans and owned real estate was transferred to the Bank’s Trust (with the loans and owned real estate transferred to the Bank’s Trust collectively referred to herein as the “Portfolio”) in exchange for trust certificates, with certain trust certificates, representing an undivided interest in approximately 83% of the Portfolio, transferred in turn by the Company to a real estate investment trust wholly-owned by the Bank, the Portfolio transferred by the Company to the Trust on March 31, 2009 continued to be included on the Company’s consolidated balance sheets, the revenues from such loans were reflected in the Company’s consolidated results up to the effective dates of the Loan Sales that took place in July and September 2010 (described below), in accordance with GAAP, notwithstanding the fact that trust certificates representing an undivided interest in approximately 83% of the Portfolio were transferred to Huntington’s REIT in the Restructuring.  Accordingly, the fees received from Huntington for the six months ended June 30, 2010 for servicing their loans and the third-party costs incurred by us in the servicing and collection of their loans and reimbursed by Huntington, for purposes of these Consolidated Financial Statements were not recognized as servicing fees and reimbursement of third-party servicing costs, but instead as additional interest and other income earned, with offsetting expenses in an equal amount, as if the Company owned and self-serviced the loans.

During the quarter ended September 30, 2010, the Company and FCMC entered into a series of transactions with the Bank facilitating sales by the Bank’s Trust to third parties of substantially all of the loans underlying the trust certificates issued by the Trust.  These transactions were effective in July and September 2010, and are referred to as the “July 2010 Transaction” and the “September 2010 Transaction,” respectively.  See Note 9.

Basic and diluted net loss per share is calculated by dividing net loss attributed to common shareholders by the weighted average number of common shares outstanding during the period.  The effects of warrants, restricted stock and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive.  Dilutive potential common shares are calculated using the treasury stock method.  For the six months ended June 30, 2011 and 2010, 230,000 and 273,000 stock options, respectively, were not included in the computation of net loss per share because they were antidilutive.

Subsequent events have been evaluated through the date of the filing of this Form 10-Q.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income.  The guidance provided by this update becomes effective for interim and annual periods beginning on or after December 15, 2011.  Since this ASU will only change the format of financial statements, it is expected that the adoption of this ASU will not have a material effect on a Company’s consolidated financial position and results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (IFRS).  This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures.  This guidance is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations

In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”).  The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities.  The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The adoption of this standard is not expected to have any material impact on the Company’s consolidated financial position and results of operations.

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

At June 30, 2011 and December 31, 2010, the Company had $13.4 million and $12.6 million, respectively, in cash and cash equivalents.  Included in Cash and cash equivalents at both June 30, 2011 and December 31, 2010 was pledged cash to the Bank of $7.5 million under the Licensing Credit Agreement (secured by a first-priority lien) and Legacy Credit Agreement (secured by a second-priority lien).

4.	INVESTMENT IN PREFERRED AND COMMON STOCK (HUNTINGTON REIT SECURITIES)

The Company’s investment in REIT securities (the REIT Securities), which were surrendered to the Bank on May 23, 2011, included preferred and common stocks of the Bank’s REIT.  On or about June 14, 2010, the REIT, in which the Company owned 4,724 shares of Class C preferred stock and seven shares of common stock, was merged with another REIT of the Bank, with the Company receiving, in exchange for preferred stock and common stock held in the initial REIT, 4,724 shares of Class C preferred stock and 154 shares of common stock of the combined REIT, which did not constitute a change in the approximate fair value or carrying value of the Company’s investment.  In addition, the terms of the new Class C shares of the combined REIT mirrored the terms of the Class C shares of the initial REIT.

On July 23, 2010, the Company was verbally notified by the Bank that due to losses recognized by the new combined REIT from a write down of the carrying value of the mortgage loans owned by the Trust, the board of directors of the new combined REIT decided not to declare any preferred dividends for the third and fourth calendar quarters of 2010.

In February 2011, the Company was advised that the REIT board in February 2011 declared dividends on the REIT Securities for the two quarterly periods ended December 31 and September 30, 2010, and also declared a dividend for the full year of 2011.  On March 31, 2011, the Company received the declared dividends on the REIT Securities in the amount $63.8 million, of which $31.9 million was recognized in the three months ended March 31, 2011 representing dividends paid for the last two quarters of 2010 and the first quarter of 2011.  The dividends paid on March 31, 2011 for the three quarterly periods ended December 31, 2011 in the amount of $31.9 million, which were deferred, were recognized in earnings in the three months ended June 30, 2011 due to the surrender of the REIT Securities to the Bank on May 23, 2011.

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

The proceeds of $63.8 million from the REIT dividend payment received on March 31, 2011 were applied to pay off the outstanding balance of accrued and unpaid monthly costs of the January 25, 2011 terminated interest-rate swaps of $5.5 million and to pay down the unpaid principal of tranche A debt by approximately $58.3 million.  None of the dividends received were applied by the Bank to pay accrued and unpaid interest due on the Legacy Debt, which was added to the outstanding debt balance.  During the six months ended June 30, 2011, $26.4 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid, of which $7.2 million was added to tranche A debt.

On May 23, 2011, the Company entered into a settlement agreement with the Bank, a subsidiary of the Bank’s parent, and the Bank’s lending participants covering the surrender and transfer of the Company’s investment in the REIT Securities held by the Company (and pledged as collateral under the Legacy Credit Agreement) in exchange for a reduction of the outstanding balance of the Bank’s portion of tranche A debt in the amount of approximately $478 million and full satisfaction of indebtedness relating to the Company’s interest rate swaps totaling approximately $14.7 million.

5.	INVESTMENT IN TRUST CERTIFICATES AT FAIR VALUE, MORTGAGE LOANS AND REAL ESTATE HELD FOR SALE, AND NOTES RECEIVABLE HELD FOR SALE

The Investment in trust certificates at June 30, 2010, carried at estimated fair value, consisted principally of the trust certificates representing approximately 17% of the Portfolio not transferred to the Bank’s REIT as of the March 2009 Restructuring.  At June 30, 2011, the Investment in trust certificates consisted of only approximately 17% of the remaining legacy REO properties.  Activity for the six months ended June 30, 2011 and 2010 is as follows:

	Six Months Ended June 30,
	2011	2010
Balance, January 1	$1,505,978	$69,355,735

Trust distributions	-	(6,120,529)
Transfers (out)	(1,325,324)	(1,566,985)
Fair value adjustments, net	-	(3,695,204)

Balance, June 30	$180,654	$57,973,017

There were no Trust distributions during the six months ended June 30, 2011 as all the mortgage loans were sold in the third quarter of 2010.  Transfers out of the Investment in trust certificates represent REO Sales.  There were no adjustments to the estimated fair value of the Investment in trust certificates during the six months ended June 30, 2011.  The Fair value adjustments, net during the six months ended June 30, 2010 include a reduction in the estimated market value of the pro rata percentage of loans underlying the Trust certificates of approximately $8.9 million and a gain on the Trust distributions of approximately $5.2 million.

The Mortgage loans and real estate held for sale at June 30, 2010, carried at lower of cost or estimated fair value consisted principally of the trust certificates transferred to the Bank’s REIT representing approximately 83% of the Portfolio as of the March 2009 Restructuring.  At December 31, 2010, the Mortgage loans and real estate held for sale consisted of only REO properties.  At June 30, 2011, there was no balance remaining of Mortgage loans and real estate held for sale due to the Loan Sales by the Bank’s Trust of approximately 83% of the Portfolio.  Activity for the six months ended June 30, 2011 and 2010 is as follows:

	Six Months Ended June 30,
	2011	2010
Balance, January 1	$7,500,863	$345,441,865

REO sales	(6,601,076)	(7,781,706)
Principal payments	-	(14,773,555)
Loans written off	-	(23,016)
Fair value adjustments, net	(899,787)	(34,115,914)

Balance, June 30	$-	$288,747,674

There were no principal payments on the Mortgage loans and real estate held for sale during the six months ended June 30, 2011 as all of the mortgage loans included therein were sold in the third quarter of 2010.  The Fair value adjustments, net during the six months ended June 30, 2011 represent a reduction in the estimated market value of the Company’s remaining investment in Mortgage loans and real estate held for sale.  The fair value adjustments during the six months ended June 30, 2010 include a reduction in the estimated market value of the pro rata percentage of loans underlying the Mortgage loans and real estate held for sale of approximately $44.2 million and a gain on the REO sales proceeds and principal payments of approximately $10.1 million.

Notes receivable held for sale, carried at lower of cost or estimated fair value, as of June 30, 2011 and 2010 consisted principally of the Company’s loans securing the Unrestructured Debt.  Activity for the six months ended June 30, 2011 and 2010 is as follows:

	Six Months Ended June 30,
	2011	2010
Balance, January 1	$2,857,312	$3,575,323

Principal payments	(287,923)	(408,018)
Loans written off	(4,046)	(13,395)
Fair value adjustments, net	165,446	(188,429)

Balance, June 30	$2,730,789	$2,965,481

The fair value adjustments during the six months ended June 30, 2011 include a gain on the principal payments on the Notes receivable held for sale of approximately $165,000.  The fair value adjustments during the six months ended June 30, 2010 include a reduction in the estimated market value of the Notes receivable held for sale of approximately $532,000 and a gain on the principal payments of approximately $344,000.

6.	FAIR VALUATION ADJUSTMENTS

Fair valuation adjustments include adjustments in the fair value of the Investment in trust certificates, the Nonrecourse liability, and adjustments to the lower of cost or market related to Mortgage loans and real estate held for sale, and for losses on sales of real estate owned.

The following table sets forth the activity affecting the fair valuation adjustments for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(Loss)/gain on REO sold	$(724,104)	$2,576,120	$(306,133)	$4,349,020
Valuation (loss) on mortgage loans and REO	(899,787)	(36,091,212)	(899,787)	(34,115,914)
Valuation gain on nonrecourse liability	899,787	36,091,212	899,787	34,115,914
Valuation (loss) on trust certificates	-	(5,701,040)	-	(3,695,204)
Valuation gain/(loss) on notes receivable	66,318	(204,613)	165,446	(188,429)
Other adjustments	2,242,792	(7,571,222)	1,006,483	(15,137,184)

Gain/(loss) on valuation	$1,585,006	$(10,900,755)	$865,796	$(14,671,797)

Other adjustments during the three months ended June 30, 2011 include estimated fair market value adjustments to offsets to the REO gains of approximately $93,000, a $2.3 million recovery of holdback funds from the Loan Sales by the Trust and the Bank in 2010 that were released by the Bank and applied against the Legacy Debt during the quarter ended June 30, 2011.  Other adjustments during the three months ended June 30, 2010 include estimated fair market value adjustments to offsets to the REO gains of approximately $3.5 million and the offset to the interest and other income recorded on the mortgage loans of approximately $4.1 million.

Other adjustments during the six months ended June 30, 2011 include estimated fair market value adjustments to offsets to the REO losses of approximately $1.0 million, a $2.3 million recovery of holdback funds from the Loan Sales by the Trust and the Bank in 2010 that were released by the Bank and applied against the Legacy Debt during the quarter ended June 30, 2011 and a charge-off in the first quarter of 2011 of a receivable balance related to the Loan Sales.  Other adjustments during the six months ended June 30, 2010 include estimated fair market value adjustments as offsets to the REO gains of approximately $5.9 million and the offset to the interest and other income recorded on the mortgage loans of approximately $9.3 million.

7.	DERIVATIVES

As part of the Company’s interest-rate risk management process, the Company entered into interest rate swap agreements in 2008.  In accordance with ASC Topic 815, Derivatives and Hedging (“Topic 815”), as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

The Company’s management of interest-rate risk predominantly included the use of plain-vanilla interest-rate swaps to synthetically convert a portion of its London Interbank Offered Rate (“LIBOR”)-based variable-rate debt to fixed-rate debt.  In accordance with Topic 815, derivative contracts hedging the risks associated with expected future cash flows are designated as cash flow hedges.  The Company formally documented at the inception of its hedges all relationships between hedging instruments and the related hedged items, as well as its interest risk management objectives and strategies for undertaking various accounting hedges.  Additionally, we used regression analysis at the inception of the hedge and for each reporting period thereafter to assess the derivative’s hedge effectiveness in offsetting changes in the cash flows of the hedged items.  The Company discontinued hedge accounting if it was determined that a derivative was not expected to be or had ceased to be highly effective as a hedge, and then reflected such changes in the fair value of the derivative in earnings.  All of the Company’s interest-rate swaps qualified for cash flow hedge accounting, and were so designated.

As of June 30, 2011, the Company’s had no interest rate swaps agreements in place to potentially reduce the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR.  All of the Company’s interest rate swaps agreements had been executed with the Bank.

On January 25, 2011, the Bank declared an early termination of all remaining interest rate swaps due to a failure by the Company to make payments due under the swap agreements with the Bank.  The Company’s failure to make these payments was occasioned by insufficient funds available under the Legacy Credit Agreement with the Bank and its participating banks as a direct result of the loss of cash flows attributable to the July, September and December 2010 loan sales by the Bank’s Trust and the suspension of dividends by its REIT.  The swap termination fee obligation by the Company (but not FCMC) to the Bank was $6.5 million.

On May 23, 2011, the Company entered into a settlement agreement with the Bank, a subsidiary of the Bank’s parent, and the Bank’s lending participants covering the surrender and transfer of the Company’s investment in the REIT Securities held by the Company, which included the full satisfaction of indebtedness relating to all of the Company’s Interest Rate Swaps totaling approximately $14.7 million.  Accordingly, the Company recorded a gain on the full satisfaction of indebtedness relating to all of the Interest Rate Swaps of $14.7 million in the quarter ended June 30, 2011 consisting of the $8.2 million liability from the interest rate swap terminations as part of the March 2009 Restructuring and the $6.5 million liability incurred from the January 2011 Interest Rate Swap termination.

As of December 31, 2008, the Company removed the hedge designations for its cash flow hedges.  As a result, the Company continues to carry the December 31, 2008 balance related to those hedges in Accumulated other comprehensive loss (“AOCL”).  The balance in AOCL is amortized to earnings as part of interest expense in the same period or periods during which the hedge forecasted transaction affects earnings.  During the three months ended June 30, 2011, the net impact of the cash flow hedges was an increase of $1.3 million to interest expense due to the amortization of the AOCL balance and reclassification from AOCL into earnings.  During the three months ended June 30, 2010, the net impact of the cash flow hedges was an increase of $2.7 million to interest expense, inclusive of $2.0 million of amortization of the AOCL balance and reclassified from AOCL into earnings, and the cost of the hedges in the amount of $3.2 million, both of which were somewhat offset by an increase of $2.5 million in the fair value of the existing swaps.  During the six months ended June 30, 2011, the net impact of the cash flow hedges was an increase of $3.3 million to interest expense, inclusive of $3.1 million of amortization of the AOCL balance and reclassified from AOCL into earnings, and the cost of the existing hedges in the amount of $194,000.  During the six months ended June 30, 2010, the net impact of the cash flow hedges was an increase of $8.2 million to interest expense, inclusive of $5.2 million of amortization of the AOCL balance and reclassified from AOCL into earnings, and the cost of the hedges in the amount of $6.2 million, both of which were somewhat offset by an increase of $3.1 million in the fair value of the existing swaps.

The net changes in the fair value of the Company’s derivatives, which is reflected in Derivative liabilities, at fair value, for the six months ended June 30, 2011 and 2010 is as follows:

	Six Months Ended June 30,
	2011	2010
Balance, January 1	$(4,922,375)	$(13,144,591)

Cash settlements	4,922,375	6,227,116
Fair value adjustments	-	(3,041,170)

Balance, June 30	$-	$(9,958,645)

8.	FAIR VALUE MEASUREMENTS

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

The carrying value of derivative and financial instruments on the Company’s financial statements at June 30, 2011 are as follows:

	Level 1	Level 2	Level 3	Level 3
Investment in trust certificates	$-	$-	$180,654	$-

The changes in items classified as Level 3 during the six months ended June 30, 2011 are as follows:

	Investments	Liabilities
Balance, January 1, 2011	$1,505,978	$(7,500,863)

Total unrealized gains	-	899,787
Transfers in/(out)	(1,325,324)	1,534,846
Distributions/payments	-	5,066,230

Balance, June 30, 2011	$180,654	$-

9.	NOTES PAYABLE AND FINANCING AGREEMENTS

As of June 30, 2011, the Company had total borrowings, Notes payable and Financing agreements, of $825.0 million under the March 2009 Restructuring Agreements (the “Restructuring Agreements”), of which $786.6 million was subject to the Legacy Credit Agreement and $38.4 million remained under a credit facility excluded from the Restructuring Agreements (the Unrestructured Debt).  Substantially all of the debt under the Legacy Credit Agreement (the Legacy Debt) was incurred in connection with the Company’s purchase and origination of residential 1-4 family mortgage loans prior to December 2007.  We ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the Bank.  As of June 30, 2011, substantially all of the debt under the Company’s credit facilities is secured only by the remaining REO trust certificates (carried at the estimated fair value at June 30, 2011 of $181,000), pledged cash in the amount of $7.5 million and certain other assets, including 100% of the equity interests in all direct and indirect subsidiaries of Franklin Holding, but not FCMC.  The assets of our servicing subsidiary, FCMC (other than $7.5 million of cash collateral held as security under the Licensing Credit Agreement on which the Bank has a second-priority lien under the Legacy Credit Agreement), are not pledged as collateral for the Legacy Debt.  The borrowings under the Legacy Credit Agreement (the Legacy Debt) are shown in the Company’s financial statements as “Notes payable” (also referred to as “term debt” herein).

At June 30, 2011, FCMC had no borrowed funds outstanding under the revolving line of its Licensing Credit Agreement with the Bank, which is shown in the Company’s financial statements as “Financing agreement.”

Settlement Agreement with The Huntington National Bank, Surrender of the Company’s Investment in Preferred and Common Stock of the Bank’s REIT and Termination of Interest Rate Swap Agreements

On May 11, 2011, the Company and certain of its subsidiaries entered into the Term Sheet with the Bank to amicably resolve the Bank’s allegation that a default had occurred under the Legacy Credit Agreement with the Bank and its participating banks (the Specified Default).  On May 23, 2011, the Company entered into the Settlement Agreement covering the surrender and transfer of the Company’s investment in the REIT Securities held by the Company (and pledged as collateral under the Legacy Credit Agreement) in exchange for:

•	a reduction of the outstanding balance of the Bank’s portion of tranche A debt in the amount $478 million;

•	full satisfaction of indebtedness relating to the Interest Rate Swaps totaling approximately $14.7 million;

•	an amendment to the Legacy Credit Agreement and associated pledge agreement (as described below);

•	a discharge of the limited recourse guarantee of Franklin Holding under the Legacy Credit Agreement;

•	a waiver of the Specified Default;

•
an amendment to the credit facility of Franklin Holding and its mortgage servicing subsidiary, Franklin Credit Management Corporation (FCMC), dated as of March 2009, as amended (the Licensing Credit Agreement) (as described below); and,

•	a comprehensive release of claims by the Company in favor of the Bank and its lending participants.

In February 2011, the Company was advised that the REIT board in February 2011 declared dividends on the REIT Securities for the two quarterly periods ended December 31 and September 30, 2010, and also declared a dividend for the full year of 2011.  On March 31, 2011, the Company received the declared dividends on the REIT Securities in the amount $63.8 million, of which $31.9 million was recognized in the three months ended March 31, 2011 representing dividends paid for the last two quarters of 2010 and the first quarter of 2011.  The dividends paid on March 31, 2011 for the three quarterly periods ended December 31, 2011 in the amount of $31.9 million, which were deferred, were recognized in earnings in the three months ended June 30, 2011 due to the surrender of the REIT Securities to the Bank on May 23, 2011.  In addition, as a result of the full satisfaction of indebtedness relating to the Interest Rate Swaps, the Company recognized a gain on the settlement of the swap liability totaling approximately $14.7 million.  See Notes 4 and 9.

As a result of the Company voluntarily surrendering and transferring to the Bank the REIT Securities, the Company’s principal source of cash flow to meet its obligations with respect to the Legacy Debt remaining after the surrender of the REIT Securities, which at June 30, 2011 was approximately $824.9 million, was eliminated.  Since the Company, as of June 30, 2011, is left without what had been essentially the sole remaining cash-flow generating assets available to service the outstanding principal balance of the Legacy Debt, accrued and unpaid interest will be added to the outstanding principal balance of the Legacy Debt, and the Company will be unable to pay the principal balance of the Legacy Debt at the maturity of the Legacy Credit Agreement on March 31, 2012 (or upon earlier termination under the provisions of the Legacy Credit Agreement).

Contemporaneously with the execution of the Settlement Agreement, the Company entered into the agreements described below.

Legacy Credit Agreement.  The Legacy Credit Agreement was amended to (i) delete Franklin Holding as a guarantor, (ii) waive the Specified Default, and (iii) permit the transfer to Franklin Holding of assets, amounting principally to approximately $370,000 in cash, of an inactive limited purpose wholly-owned subsidiary, and the subsequent dissolution or merger of that subsidiary into Franklin Holding.

The pledge agreement between Franklin Holding and the Bank dated March 31, 2009, as amended, which was entered into in connection with the Legacy Credit Agreement (the Pledge Agreement), was further amended to release the equity interest in the limited purpose wholly-owned subsidiary that had been pledged by Franklin Holding to the Bank.  However, Franklin Holding remains a pledgor, other than with respect to the interests of the limited purpose wholly-owned subsidiary, under the Pledge Agreement (which includes a pledge of 100% of the equity interests in all direct and indirect subsidiaries of Franklin Holding other than FCMC).

The limited recourse guarantee between Franklin Holding and the Bank dated March 31, 2009, which was entered into in connection with the Legacy Credit Agreement, was released, cancelled and discharged.

Licensing Credit Agreement.  The term of the Licensing Credit Agreement between Franklin Holding and FCMC, on one hand, and the Bank and its participating lenders, on the other hand, dated March 31, 2009, as amended, was extended to September 30, 2012, and the financial covenant that Franklin Holding and FCMC maintain a minimum amount of net income before taxes was deleted.

Restructuring Agreements with Lead Lending Bank

December Sale of Remaining Loans and Participation Interest in Unrestructured Debt with the Bank

In December 2010 (the December Loan Sale), Bosco III, which is owned 50% by the Company’s Chairman and President, Thomas J. Axon, purchased $174 million of principally charge-off first and subordinate-lien loans sold by the Trust, which were the remaining loans (other than real estate owned properties) held by the Bank’s Trust, and also purchased from the Bank a 50% participation interest in each of the commercial loans to the Company covering that portion of the Company’s debt (the Unrestructured Debt) with the Bank.  See “– Forbearance Agreements with Lead Lending Bank.”

As of June 30, 2011, the Unrestructured Debt totaled approximately $38.4 million and is secured by approximately 658 loans, for which FCMC is the loan servicer, and certain Company entities are the beneficial owners.  The Unrestructured Debt is subject to the original terms of the Company’s forbearance agreement with the Bank, as amended, which has an expiration date of September 30, 2011, and the Company’s 2004 master credit agreement with the Bank.

In conjunction with the December Loan Sale, FCMC entered into a servicing agreement with Bosco III for the servicing and collection of approximately $174 million of loans purchased by Bosco III of principally charge-off first and subordinate-lien loans sold by the Trust and the Bank, which were the remaining loans held by the Bank’s Trust.  FCMC’s servicing agreement with Bosco III may be terminated with respect to some or all of the assets without cause and without penalty on 30 days prior written notice.  See Note 12.

FCMC also has one servicing contract between FCMC and certain Company entities for the mortgage loans collateralizing the Unrestructured Debt, with servicing fees and expenses paid out of collections on the mortgage loans (to which the Bank and its participants, including Bosco III, have consented).

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

•
the Bank and the requisite lenders will consent under the Legacy Credit Agreement to the change of control of FCMC resulting from the Proposed Restructuring and agree to waive any related defaults and amend the definition of Collateral and certain FCMC-related restrictive covenants; and,

•
FCMC and the Bank will amend the Licensing Credit Agreement to permit a change of control of FCMC resulting from the Proposed Restructuring and agree to eliminate any cross default provisions relating to defaults under the Legacy Credit Agreement and extend the letter of credit facility and the revolving facility under the Licensing Credit Agreement to September 30, 2011.  The Licensing Credit Agreement has been further extended by the Bank on May 23, 2011 to September 30, 2012.

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

The Deferred Payment Agreement has a term expiring on March 20, 2019, and provides that FCMC will pay to the Bank in respect of a qualifying transaction consummated during the term of the agreement an amount equal to ten percent of the aggregate value of the qualifying transaction minus $4 million.

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

Amendment to Licensing Credit Agreement.  On September 22, 2010, FCHC and FCMC entered into an amendment to the Licensing Credit Agreement with the Bank.  Various definitions, terms and FCMC-related covenants were amended to permit a change of control of FCMC as part of the Proposed Restructuring, to effectuate the release of the Real Estate (subject to the agreement of the applicable administrative agents and the lenders to release the same pursuant to the terms of the Restructure Agreement), eliminate any cross defaults resulting from any default under the Legacy Credit Agreement; permit incurrence of liabilities for indebtedness subject to the prior written consent of the Bank, which consent shall not be unreasonably withheld or delayed; and, eliminate the provision that FCMC shall, to the extent permitted by applicable law, no less frequently than semi-annually, within forty-five days after each June 30th and December 31st of each calendar year, make pro rata dividends, distributions and payments to FCMC’s shareholders and the Bank under the Legacy Credit Agreement.  In addition the Licensing Credit Agreement and the revolving loan and credit facilities thereunder were extended to September 30, 2011.  The Licensing Credit Agreement was further extended by the Bank on May 23, 2011 to September 30, 2012.

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

July 2010 Transaction

On July 16, 2010, FCHC and its servicing business subsidiary, FCMC, entered into a letter agreement (the “Letter Agreement”) with the Bank, Franklin Mortgage Asset Trust 2009-A, an indirect subsidiary of the Bank (the Trust) and, for certain limited purposes, Mr. Axon.  The Letter Agreement was entered into in connection with and in anticipation of the Trust’s then-proposed sale to a third party, on a servicing-released basis (the “July Loan Sale”), of substantially all of the first-lien residential mortgage loans serviced by FCMC under the servicing agreement by and among the Trust and FCMC dated March 31, 2009 (the “Legacy Servicing Agreement”).

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

•
FCMC would make semi-annual payments to the Bank under the Legacy Credit Agreement (the EBITDA Payment) equal to (i) 50% of FCMC’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), in accordance with GAAP, for each period for the first 18 months from the July Loan Sale Closing Date, and (ii) 70% of FCMC’s GAAP EBITDA for each period thereafter, up to a maximum aggregate of $3 million.  The EBITDA Payment obligation, which was never triggered, was terminated and cancelled pursuant to the September 2010 Transaction;

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

Forbearance Agreements with Lead Lending Bank

Prior to the March 31, 2009 Restructuring Agreements entered into with Huntington, our indebtedness was governed by forbearance agreements (the Forbearance Agreements) and prior credit agreements with Huntington.  Effective as of March 31, 2009, all of our borrowings, with the exception of the Unrestructured Debt in the current amount of $38.4 million, are governed by credit agreements entered into as part of the Restructuring Agreements.  The Unrestructured Debt remains subject to the original terms of the Forbearance Agreements entered into with the Bank in December 2007 and subsequent amendments thereto and the Company’s 2004 master credit agreement with Huntington.  On April 20, August 10, and November 13, 2009, March 26, June 28, and November 19, 2010, and January 7, 2011, the Bank extended the term of forbearance period, which is now until September 30, 2011.

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

Upon expiration of the forbearance period, in the event that the Unrestructured Debt with the Bank remains outstanding (currently $38.4 million), the Bank, with notice, has the right to call an event of default under the Legacy Credit Agreement, but not the Licensing Credit Agreement and the Servicing Agreement, which do not include cross-default provisions that would be triggered by such an event of default under the Legacy Credit Agreement.  The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets and stock of FCMC (except for a second-priority lien of the Bank on $7.5 million of cash collateral held as security under the Licensing Credit Agreement).

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

The Restructuring did not include the Unrestructured Debt, which as of March 31, 2009 totaled approximately $40.7 million.  The Unrestructured Debt remains subject to the original terms of the Company’s Forbearance Agreements entered into with the Bank in December 2007 and subsequent amendments thereto and the Franklin 2004 master credit agreement.  The Company’s Forbearance Agreements that had been entered into with the Bank were, except for the Unrestructured Debt, replaced effective March 31, 2009 by the Restructuring Agreements.

10.	NONCONTROLLING INTEREST

For the Company’s consolidated majority-owned subsidiary in which the Company owns less than 100% of the total outstanding common shares of stock (FCMC), the Company recognizes a noncontrolling interest for the ownership interest of the noncontrolling interest holder, the Company’s President and Chairman, and principal stockholder, Thomas J. Axon.  The noncontrolling interest represents the minority stockholder’s proportionate share of the equity of FCMC.  At June 30, 2011, the Company owned 80% of FCMC’s capital stock, and Mr. Axon directly owned 20%.  The 20% equity interest of FCMC that is not owned by the Company is shown as noncontrolling interest in subsidiary in the Company’s Consolidated Financial Statements.  See Note 12.

The change in the carrying amount of the Noncontrolling interest in subsidiary for the six months ended June 30, 2011 and 2010 is as follows:

	Six Months Ended June 30,
	2011	2010
Balance, January 1	$3,174,632	$1,657,275

Net (loss)/income attributed to noncontrolling interest	(23,383)	114,133

Balance, June 30	$3,151,249	$1,771,408

11.	CERTAIN CONCENTRATIONS

Third Party Servicing Agreements – The Company’s operating business is conducted solely through FCMC, which is a specialty consumer finance company primarily engaged in specialized residential mortgage loan collections and recovery servicing for third parties.  The portfolios serviced for other entities, as of June 30, 2011, were heavily concentrated with loans serviced for related parties (which consist primarily of loans previously acquired and originated by Company entities, transferred to the Trust and then subsequently sold by the Trust to third parties).  At June 30, 2011, FCMC had four significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate; three with related parties (Bosco I, Bosco II, and Bosco III); and one with an unrelated third party.  At June 30, 2011, the Company, through FCMC, serviced and provided recovery collection services on a total population of approximately 21,400 loans, with approximately $920.5 million of unpaid principal balance, for all the Bosco-related entities, including Bosco IV.  See Note 12.

The following table summarizes percentages of total principal balances by the geographic location of properties securing the residential mortgage loans serviced for other entities at June 30, 2011:

Location	June 30, 2011
California	26.88%
Florida	8.01%
New Jersey	6.89%
New York	6.53%
Texas	5.55%
Pennsylvania	3.26%
Illinois	3.13%
Ohio	3.05%
Georgia	2.88%
Maryland	2.78%
All Others	31.04%
100.00%

Financing – All of the Company’s existing debt and available credit facility is with one financial institution, Huntington.

12.	RELATED PARTY TRANSACTIONS

Restructuring – On September 22, 2010, in consideration for Mr. Axon’s undertaking the obligations required of him under a series of transactions the Company and FCMC entered into with the Bank on that date (which resulted in a release of the pledge of FCMC stock to the Bank, a significant revision to the Company’s Legacy Credit Agreement and, subject to the final approval of the Bank, the consent to proceed with a restructuring or spin-off of the ownership of FCMC) and various guarantees and concessions provided by Mr. Axon for the benefit of both FCMC and the Company, the Company transferred to Mr. Axon an additional 10% of FCMC’s outstanding shares of common stock.  When combined with FCMC shares already directly owned by Mr. Axon, the Chairman and President of the Company and FCMC now directly owns 20% of FCMC, while the remaining 80% of FCMC is owned by the Company and indirectly by its public shareholders (including Mr. Axon as a principal shareholder of the Company’s publicly owned shares).

Bosco-Related Entities – The Company’s servicing revenues from the Bosco-related entities amounted to $1.8 million and $230,000 for the three months ended June 30, 2011 and 2010, respectively.  The Company’s servicing revenues from the Bosco-related entities amounted to $3.5 million and $474,000 for the six months ended June 30, 2011 and 2010, respectively.

Bosco I Servicing Agreement.  In May 2008, FCMC entered into various agreements, including a servicing agreement, to service on a fee-paying basis for Bosco I approximately $245 million in residential home equity line of credit mortgage loans.  Bosco I was organized by FCMC, and the membership interests in Bosco I include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members.  FCMC’s servicing agreement was approved by its Audit Committee.  The Bosco I lending agreement expired on May 28, 2011 without being renewed or extended.  Although Bosco I is still the owner of the collateral and FCMC remains as the servicer of the mortgage loans, it is uncertain whether the lenders will foreclose on the collateral or continue in the foreseeable future to permit FCMC to remain the servicer of the mortgage loans.

Included in the Company’s consolidated revenues were servicing fees recognized from servicing the Bosco I portfolio of $150,000 and $230,000 for the three months ended June 30, 2011 and 2010, respectively, and $306,000 and $474,000 for the six months ended June 30, 2011 and 2010, respectively.  The Company did not recognize any administrative fees for the six months ended June 30, 2011 and 2010 and Bosco I did not pay for any fees for such services provided during the six months ended June 30, 2011 and 2010.

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

As of June 30, 2011, the Company had no outstanding accrued and unpaid servicing fees due from Bosco I other than the servicing fee due for the current month of June 2011, which was received in July 2011, and $78,000 in outstanding reimbursable third-party expenses incurred by FCMC in the servicing and collection of the Bosco I loans.  At June 30, 2011, no deferred servicing fees per the Bosco I amendments have been accrued, and all such amounts remain unpaid.  During the quarter ended December 31, 2010, the Company charged off as uncollectible $299,000 of accrued and unpaid servicing fees due from Bosco I that represented the remaining portion of outstanding servicing fees due and unpaid prior to August 1, 2009, due to current disputes among Bosco I and its lenders regarding the May 28, 2011 maturity of the Bosco I lending agreement.

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

FCMC also provided the loan analysis and certain other services for the loans acquired by Bosco II; and, FCMC performs various administrative and bookkeeping services for Bosco Credit II at the rate of $1,500 per month.  FCMC’s servicing agreement and administrative services agreement with Bosco II were approved by its Audit Committee.

Included in the Company’s consolidated revenues were servicing fees recognized from servicing the Bosco II portfolio of approximately $1.5 million for the three months ended June 30, 2011, and $3.0 million for the six months ended June 30, 2011.

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

The Bosco III servicing agreement, as amended in January and April 2011, governs the servicing of approximately 4,800 of charge-off loans, of which substantially fewer loans are actively serviced by FCMC.  Pursuant to the Bosco III servicing agreement as amended, the servicing fees for second-lien mortgage loans are predominately based on the percentage of principal and interest collected, with a contingency rate dependent on the delinquency of the loan, and a per unit monthly service fee for only those loans less than 30 days delinquent or in a bankruptcy status during the 90 day period following a bankruptcy filing.  Otherwise, FCMC receives a monthly servicing fee per loan per month for first-lien mortgage loans less than 120 days delinquent or in foreclosure or bankruptcy with the amount dependent upon loan status at the end of each month, a monthly fee for real estate owned properties, a contingency fee for first-lien mortgage loans equal to or more than 120 days delinquent and not in foreclosure, resolution and disposition fees based on the unpaid principal balance of first-lien mortgage loans collected from borrowers or gross proceeds from the sales of properties, as applicable, in addition to various ancillary fees and reimbursement of certain third-party expenses.  FCMC’s services may be terminated with respect to some or all of the assets without cause and without penalty on 30 days prior written notice.

FCMC also provided the loan analysis and certain other services for Bosco III for the loans acquired by Bosco III.  FCMC’s servicing agreement with Bosco III was ratified by its Audit Committee.

Included in the Company’s consolidated revenues for the three and six months ended June 30, 2011 were servicing fees recognized from servicing the Bosco III portfolio of approximately $106,000 and $171,000, respectively.

Bosco IV Servicing Agreement.  In May 2011, the Bank’s Trust sold thirteen (13) of its remaining REO properties to Bosco IV, a third-party entity controlled by Mr. Axon.

Pursuant to the Bosco IV Servicing Agreement, FCMC services the REO properties subject to customary terms, conditions and servicing practices for the mortgage servicing industry.  Under the terms of the Bosco IV Servicing Agreement, FCMC is entitled to a servicing fee equal to a monthly fee for each real estate owned property and a contingency fee based on gross proceeds from the sales of properties, as applicable, and reimbursement of certain third-party expenses.  FCMC’s services may be terminated with respect to some or all of the assets without cause and without penalty on 30 days prior written notice.

Included in the Company’s consolidated revenues for the three and six months ended June 30, 2011 were servicing fees recognized from servicing the Bosco IV portfolio of approximately $2,300.

Other Significant Related Party Transaction with the Company’sChairman – In September 2010, FCMC’s audit committee authorized a 22% commission (minus certain expenses) to Hudson Servicing Solutions, LLC (“Hudson”), a procurer of force-placed insurance products for FCMC, with respect to force-placed hazard insurance coverage maintained on FCMC’s remaining portfolio of mortgage loans and mortgage loans serviced for third parties.  The sole member of Hudson is RMTS, LLC, of which Mr. Axon, the Company’s Chairman and President, is the majority owner.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, references to the “Company,” “Franklin Holding,” “we,” “our” and “us” refer to Franklin Credit Holding Corporation (“FCHC”), collectively with its subsidiaries; and, references to “FCMC” refers to Franklin Credit Management Corporation, the Company’s servicing business subsidiary; the “Bank” and “Huntington” refer to The Huntington National Bank; the “Reorganization” refers to the December 2008 corporate reorganization; the “Restructuring” and the “March 2009 Restructuring” refer to the March 31, 2009 Restructuring; the “Legacy Credit Agreement” refers to the Company’s legacy credit agreement with the Bank and its participating banks, dated as of March 31, 2009, as amended; the “Licensing Credit Agreement” refers to an amendment to the credit facility of Franklin Holding and its mortgage servicing subsidiary, Franklin Credit Management Corporation (FCMC), with the Bank dated as of March 2009, as amended; “Bosco I” refers to Bosco Credit, LLC; “Bosco II” refers to Bosco Credit II, LLC; “Bosco III” refers to Bosco Credit III, LLC; “Bosco IV” refers to Bosco Credit IV, LLC; the “Trust” and the “Bank’s Trust” refer to Franklin Mortgage Asset Trust 2009-A, an indirect subsidiary of the Bank; the “Letter Agreement” refers to a July 16, 2010 letter agreement with the Bank and other parties; the “July 2010 Transaction” refers to a transaction with the Bank and other parties entered into on July 16, 2010; the “September 2010 Transaction” refers to a transaction with the Bank and other parties entered into on September 22, 2010; the “July Loan Sale” refers to the sale of loans in connection with the July 2010 Transaction and the “September Loan Sale” refers to the sale of loans in connection with the September 2010 Transaction (together, the “Loan Sales”); the “December Loan Sale” refers to the remaining loans sold by the Bank’s Trust and the Bank’s 50% interest in the commercial loans to the Company covering that portion of the Company’s debt (referred to as the “Unrestructured Debt”) with the Bank; and, the “REIT Securities” refer to the Company’s investment in preferred stock and common stock of the Bank’s REIT subsidiary.

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

Application of Critical Accounting Policies and Estimates

The Company’s significant accounting policies, as of December 31, 2010 are described in Note 2 to the December 31, 2010 Consolidated Financial Statements filed in the Company’s Annual Report on Form 10-K.  As of June 30, 2011 and December 31, 2010, we identified the assessment of (i) the fair value of the investment in preferred and common stocks, or the REIT securities, trust certificates, and because for accounting purposes the Restructuring was treated as a financing under Accounting Standards Codification Topic 860, Transfers and Servicing (“ASC Topic 860”), Mortgage loans and real estate held for sale and the corresponding Nonrecourse liability; and, (ii) and income taxes as the Company’s most critical accounting policies and estimates.  The following discussion and analysis of financial condition and results of operations is based on the amounts reported in our Consolidated Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing the Consolidated Financial Statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures.  Changes in these estimates and assumptions could have a material effect on our Consolidated Financial Statements.  Management believes that the estimates and judgments used in preparing these Consolidated Financial Statements were the most appropriate at that time.

Serviced for Others Portfolio

The Company’s servicing business is conducted solely through FCMC, which is a specialty consumer finance company primarily engaged in specialized residential mortgage loan collections and recovery servicing for third parties.

As of June 30, 2011, FCMC had four significant servicing and recovery collection services contracts with third parties to service 1-4 family mortgage loans and owned real estate: three with related parties (Bosco I, Bosco II and Bosco III); and, one with an unrelated third party.  The Company also had another servicing contract with Bosco IV, one servicing contract remaining with Huntington and the Trust (which has been extended through August 31, 2011) for a relatively small number of owned real estate not sold in the Loan Sales in July and September 2010 and the December Loan Sale in December 2010, and another servicing contract between FCMC and certain Company entities for the loans collateralizing the Unrestructured Debt.  At June 30, 2011, we also serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few other third parties, whereby we receive fees based solely on a percentage of amounts collected.

The unpaid principal balance of loans serviced for the Bosco related-party entities represented approximately 60% of the unpaid principal balance (69% of the number of loans) of the total loans serviced at June 30, 2011.

Bosco II is the Company’s largest servicing client and the purchaser of the loans acquired in the July Loan Sale (the “Purchaser”) is the Company’s second largest servicing client.

At June 30, 2011, the portfolio of residential mortgage loans actively serviced for other entities consisted of 31,000 loans representing $1.51 billion of unpaid principal balance (“UPB”).  At June 30, 2011, approximately 21,400 loans were serviced for the Bosco-related entities.  The following table sets forth information regarding the types of properties securing the serviced for others portfolio at June 30, 2011.

	June 30, 2011
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	16,366	$949,550,663	62.75%
Condos, co-ops, PUD dwellings	2,634	151,657,306	10.02%
Manufactured and mobile homes	406	10,571,813	0.70%
Secured, property type unknown(1)	1,092	15,785,313	1.04%
Commercial	34	2,295,403	0.15%
Unsecured loans(2)	10,507	383,529,276	25.34%
Total	31,039	$1,513,389,774	100.00%
__________________

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.
(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

The following table provides a breakdown of the delinquency status of the portfolio of residential mortgage loans serviced for other entities, as of June 30, 2011, by unpaid principal balance.

		June 30, 2011
		Contractual Delinquency
	Days Past Due	Amount	%
Performing – Current	0 – 30 days	$169,294,378	11.19%
Delinquent	31 – 60 days	14,140,741	0.93%
	61 – 90 days	8,762,698	0.58%
	90+ days	767,493,931	50.71%

Modified Loans	0 – 30 days	121,455,963	8.02%
Delinquent	31 – 60 days	18,725,628	1.24%
	61 – 90 days	8,265,666	0.55%
	90+ days	31,927,973	2.11%

Bankruptcy	0 – 30 days	20,237,235	1.34%
Delinquent	31 – 60 days	4,411,809	0.29%
	61 – 90 days	2,668,016	0.17%
	90+ days	153,740,414	10.16%

Foreclosure	0 – 30 days	903,859	0.06%
Delinquent	31 – 60 days	-	-
	61 – 90 days	95,779	0.01%
	90+ days	191,265,684	12.64%

	Total	$1,513,389,774	100.00%
All current loans	0 – 30 days	$311,891,435	20.61%

Included in the above table were second-lien mortgage loans in the amount of $1.05 billion, of which $118.1 million were current on a contractual basis.  The legal status composition of the second-lien mortgage loans at June 30, 2011 was: $841.5 million (including $709.1 million at least 90 days contractually delinquent), or 80%, were in a performing status (current or delinquent); $65.1 million, or 6%, were modified due to delinquency or the borrower’s financial difficulty; $138.2 million, or 13%, were in bankruptcy; and $9.2 million, or less than 1%, were in foreclosure.

The following table provides a breakdown of the delinquency status of the portfolio of residential mortgage loans serviced for other entities, as of June 30, 2011, by loan count.

		June 30, 2011
		Contractual Delinquency
	Days Past Due	Number of Loans	%
Performing – Current	0 – 30 days	4,465	14.39%
Delinquent	31 – 60 days	316	1.02%
	61 – 90 days	218	0.70%
	90+ days	18,953	61.06%

Modified Loans	0 – 30 days	1,430	4.61%
Delinquent	31 – 60 days	215	0.69%
	61 – 90 days	118	0.38%
	90+ days	654	2.11%

Bankruptcy	0 – 30 days	542	1.75%
Delinquent	31 – 60 days	92	0.30%
	61 – 90 days	70	0.22%
	90+ days	2,993	9.64%

Foreclosure	0 – 30 days	4	0.01%
Delinquent	31 – 60 days	-	-
	61 – 90 days	1	-
	90+ days	968	3.12%

	Total	31,039	100.00%
All current loans	0 – 30 days	6,441	20.75%

Included in the above table were 26,077 second-lien mortgage loans, of which 3,765 were current on a contractual basis.  The legal status composition of the second-lien mortgage loans at June 30, 2011 was: 21,050 loans (including 16,855 loans at least 90 days contractually delinquent), or 81%, were in a performing status (current or delinquent); 1,611 loans, or 6%, were modified due to delinquency or the borrower’s financial difficulty; 3,294 loans, or 13%, were in bankruptcy; and 122 loans, or less than 1%, were in foreclosure.

The following table sets forth information regarding the lien position of the properties securing the portfolio of residential mortgage loans (exclusive of real estate assets) serviced for other entities at June 30, 2011:

	June 30, 2011
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
1st Liens	4,962	$459,450,641	30.36%
2nd Liens	26,077	1,053,939,133	69.64%
Total	31,039	$1,513,389,774	100.00%

The following table sets forth information regarding the geographic location of properties securing the residential mortgage loans serviced for others at June 30, 2011:

	June 30, 2011
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
California	5,009	$406,811,549	26.88%
Florida	2,520	121,222,047	8.01%
New Jersey	800	104,283,368	6.89%
New York	1,174	98,880,726	6.53%
Texas	3,183	84,007,545	5.55%
Pennsylvania	972	49,298,936	3.26%
Illinois	1,207	47,291,324	3.13%
Ohio	1,571	46,176,938	3.05%
Georgia	1,155	43,576,244	2.88%
Maryland	579	42,122,005	2.78%
All Others	12,869	469,719,092	31.04%
Total	31,039	$1,513,389,774	100.00%

Real Estate Assets Serviced for Others

At June 30, 2011, the Company serviced 134 real estate assets for other entities with an aggregate UPB of $25.9 million.

Results of Operations – Franklin Credit Management Corporation (FCMC)

Through FCMC, the Company’s servicing entity within the Franklin group of companies, we continue to actively seek to expand our servicing business to provide servicing and recovery services to third parties, particularly specialized collection services, and to capitalize on our experience to provide due diligence and various other services to the residential mortgage markets.  Since January 1, 2009, the Company’s operating business has been conducted solely through FCMC, a specialty consumer finance subsidiary company primarily engaged in specialized residential mortgage loan collections and recovery servicing, and in due diligence and other services related to residential mortgage portfolios, for third parties.

Inter-company allocations and the Federal provision for income taxes during the three and six months ended June 30, 2011 and 2010 have been eliminated in deriving the Consolidated Financial Statements of the Company.  Servicing revenues received from the Bank for servicing its loans and real estate owned (“REO”) properties during the three and six months ended June 30, 2010 have been eliminated in deriving the Consolidated Financial Statements of the Company.  The servicing fees received from the Bank during the three and six months ended June 30, 2011 for servicing their remaining REO properties for the Bank were eliminated in deriving the Consolidated Financial Statements of the Company.  Servicing revenues were eliminated in the Consolidated Financial Statements of the Company due to the accounting treatment for the transfer of the trust certificates as a financing under ASC Topic 860, which was applicable essentially through September 31, 2010.

The Company’s Consolidated Financial Statements, while including the results of FCMC, include the results of all its subsidiary companies, which comprise all the remaining assets and debt obligations (the “Legacy Debt”) that have resulted from the Company’s legacy business activities prior to 2008.

At June 30, 2011, and effective from September 22, 2010, FCMC has positive net worth, and all of its assets, except for cash collateral of $7.5 million, and its equity are free from pledges to the Bank.  In addition, FCMC, effective September 22, 2010, became free of significant restrictive covenants under the Legacy Credit Agreement that governs the Legacy Debt owed to the Bank by subsidiaries of FCHC, but not FCMC.

At June 30, 2011, FCMC had total assets of $30.3 million and had stockholders’ equity of $15.8 million.  Inter-company payables and receivables, and non-dividend distributions made by FCMC, were eliminated in deriving the Consolidated Financial Statements of Franklin Holding.

FCMC had a loss before tax of $117,000 for the six months ended June 30, 2011, compared with net income before tax of $1.9 million for the six months ended June 30, 2010.  FCMC’s revenues in the first six months of 2011 were derived principally from servicing the portfolio of loans and assets for the third party that purchased the loans in the July Loan Sale (the Purchaser), the three Bosco entities and for the Bank’s Trust.  FCMC’s revenues in the six months ended June 30, 2010 were derived principally from servicing the portfolio of loans and assets for the Bank’s Trust.  The decline in before tax income for the six months ended June 30, 2011 compared with the same six months in 2010 was due principally to new servicing contracts entered into in connection with the Loan Sales and the December Loan Sale, and to a lesser extent reduced servicing fees as a result of a reduction in the number of loans serviced.  FCMC charges its sister companies a management fee that is estimated based on internal services rendered by its employees to those companies.

As of June 30, 2011, FCMC had four significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate; three with related parties (Bosco I, Bosco II and Bosco III) and one with an unrelated third party.  (With respect to Bosco I, as Bosco I’s lending agreement expired on May 28, 2011 without being renewed or extended, it is uncertain whether the lenders will continue in the foreseeable future to permit FCMC to remain the servicer of the mortgage loans.)  At June 30, 2011, FCMC actively serviced and provided recovery collection services on a total population of approximately 31,000 loans.  The loans serviced for Huntington represented less than 1% of the total number of loans serviced for third parties as of June 30, 2011 (due to the July, September and December 2010 loan sales by the Bank’s Trust).  The servicing revenues earned from servicing the four Bosco entities represented approximately 52% of the total servicing revenues earned during the three months ended June 30, 2011, while the servicing revenues earned from servicing the Huntington portfolio represented approximately 93% of the total servicing revenues earned during the three months ended June 30, 2010.  The servicing revenues earned from servicing the Bosco entities represented approximately 54% of the total servicing revenues earned during the six months ended June 30, 2011, while the servicing revenues earned from servicing the Huntington portfolio represented approximately 93% of the total servicing revenues earned during the six months ended June 30, 2010.  See Note 12 – “Related Party Transactions.”

The Company and FCMC entered into a series of transactions (the September 2010 Transaction) with the Bank and other parties on September 22, 2010.  The September 2010 Transaction has enabled FCMC to operate its servicing, collections and recovery business free of pledges of its stock (FCHC’s pledge of 70% of the outstanding shares of FCMC as security for the Legacy Credit Agreement was released by the Bank, in consideration of $4.0 million paid by FCMC to the Bank) and significant restrictive covenants under the Legacy Credit Agreement with the Bank, which governs the substantial debt owed to the Bank by subsidiaries of FCHC (the Legacy Debt), but not FCMC.

For a description of the key terms and conditions of the September 2010 Transaction that relate to FCMC, see Note 9 – “Notes Payable and Financing Agreements.”

In conjunction with the September 2010 Transaction, FCHC transferred to Thomas J. Axon (“Mr. Axon”) an additional 10% of FCMC’s outstanding shares of common stock.  When combined with FCMC shares already directly owned by him, Mr. Axon (the Chairman and President of the Company) now directly owns 20% of FCMC, while the remaining 80% of FCMC is owned by FCHC and indirectly by its public shareholders (including Mr. Axon as a principal shareholder of FCHC).  See Note 12 – “Related Party Transactions.”

A summary of FCMC’s stand-alone financial results for the three and six months ended June 30, 2011 and 2010, and financial condition at June 30, 2011 and December 31, 2010 are as follows:

STATEMENT OF INCOME	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
REVENUES:
Servicing fees and other income	$3,933,627	$5,704,392
Interest income	3,745	8,535
Total revenues	3,937,372	5,712,927

OPERATING EXPENSES:
Interest expense	-	22,412
Collection, general and administrative	4,047,702	4,733,981
Depreciation	80,884	141,518
Total operating expenses	4,128,586	4,897,911

(LOSS)/INCOME BEFORE (BENEFIT)/PROVISION FOR TAXES	$(191,214)	$815,016
(Benefit)/provision for income taxes	(30,000)	327,000
NET (LOSS)/INCOME	$(161,214)	$488,016

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
REVENUES:
Servicing fees and other income	$7,645,950	$11,380,257
Interest income	8,866	17,781
Total revenues	7,654,816	11,398,038

OPERATING EXPENSES:
Interest expense	-	44,270
Collection, general and administrative	7,607,797	9,165,014
Depreciation	163,933	285,874
Total operating expenses	7,771,730	9,495,158

(LOSS)/INCOME BEFORE PROVISION FOR INCOME TAXES	$(116,914)	$1,902,880
Provision for income taxes	-	761,550
NET (LOSS)/INCOME	$(116,914)	$1,141,330

BALANCE SHEET	At June 30, 2011	At December 31, 2010
ASSETS:
Cash and cash equivalents	$13,239,651	$12,071,212
Restricted cash	12,932,625	7,304,521
Receivables, fixed and other assets	4,152,612	5,413,821
Total assets	$30,324,888	$24,789,554

LIABILITIES:
Servicing liabilities	$12,932,625	$7,304,521
Other liabilities	1,636,015	1,611,871
Total liabilities	$14,568,640	$8,916,392

STOCKHOLDERS’ EQUITY	$15,756,248	$15,873,162

Total liabilities and stockholders’ equity	$30,324,888	$24,789,554

SERVICING PORTFOLIO:
Number of loans actively serviced	31,200	32,400
Unpaid principal balance actively serviced	$1.54 billion	$1.60 billion

Included in Cash and cash equivalents is $7.5 million at June 30, 2011 and December 31, 2010, which is pledged to the Bank under the Licensing Credit Agreement (secured by a first-priority lien) and Legacy Credit Agreement (secured by a second-priority lien).  See Note 3 – “Cash and Cash Equivalents.”

Results of Operations – Franklin Credit Holding Corporation

Effective March 31, 2009, Franklin Holding, and its consolidated subsidiaries, including FCMC, entered into a series of agreements (collectively, the “Restructuring Agreements”) with the Bank pursuant to which (i) the Company’s loans, pledges and guarantees under the Legacy Credit Agreement with the Bank and its participating banks were substantially restructured, (ii) substantially all of the Company’s portfolio of subprime mortgage loans and owned real estate was transferred to the Bank’s Trust (with the loans and owned real estate transferred to the Bank’s Trust collectively referred to herein as the “Portfolio”) in exchange for trust certificates, with certain trust certificates, representing an undivided interest in approximately 83% of the Portfolio, transferred in turn by the Company to a real estate investment trust wholly-owned by the Bank (the “Bank’s REIT” or the “REIT”), (iii) FCMC and Franklin Holding entered into the Licensing Credit Agreement, and (iv) FCMC entered into a servicing agreement (the “Legacy Servicing Agreement”) with the Bank’s Trust (the preceding collectively referred to herein as the Restructuring or the March 2009 Restructuring).  Although the transfer of the trust certificates in the March 2009 Restructuring, representing approximately 83% of the Portfolio, to the REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, was treated as a secured financing in accordance with ASC Topic 860.  Therefore, the mortgage loans and real estate remained on the Company’s balance sheets classified as Mortgage loans and real estate held for sale securing a Nonrecourse liability in an equal amount.

Because the loans transferred by the Company to the Trust had continued to be included on the Company’s consolidated balance sheets, the revenues from such loans were reflected in the Company’s consolidated results, in accordance with GAAP, notwithstanding the fact that trust certificates representing an undivided interest in approximately 83% of the Portfolio were transferred to Huntington in the Restructuring.  Accordingly, except for and effective with the sale of Huntington loans sold in the third and fourth quarters of 2010, the fees received from Huntington subsequent to March 31, 2009 for servicing their loans and REO properties, and the third-party costs incurred by the Company in the servicing and collection of their loans and REO properties and reimbursed by Huntington, for purposes of these Consolidated Financial Statements were not recognized as servicing fees and reimbursement of third-party servicing costs, but instead as additional interest and other income earned with additional offsetting expenses in an equal amount as if the Company continued to own the loans and REO properties.

As a result of the third and fourth quarter 2010 loan sales by the Trust, the transfer of approximately 83% of the trust certificates to the Bank’s REIT in March 2009, which was accounted for as a secured financing in accordance with GAAP, with an equal percentage of mortgage loans and owned real estate sold to the Bank’s Trust remaining on the Company’s balance sheets classified as Mortgage loans and real estate held for sale and securing a Nonrecourse liability in an equal amount, was as of the effective dates of the Loan Sales and December Loan Sale substantially accounted for as a sale of loans in accordance with GAAP, to the extent of the loans sold by the Trust.  Similarly, the Loan Sales and December Loan Sale by the Bank’s Trust also resulted in treating substantially all of the loans represented by the remaining 17% in trust certificates held by the Company as sold in accordance with GAAP effective with the dates of the Loan Sales and December Loan Sale.  However, the Trust did not sell the real estate owned inventory (except for thirteen (13) of the remaining REO properties sold by the Trust to a third-party entity controlled by Mr. Axon (Bosco IV) in May 2011), which has remained on the Company’s balance sheets classified as Mortgage loans and real estate held for sale and securing a Nonrecourse liability in an equal amount.

The treatment as a financing on the Company’s balance sheets did not affect the cash flows of the March 2009 transfer, and has not affected the Company’s cash flows or its reported net income.  The treatment of the Loan Sales and the December Loan Sale to the extent of the 83% represented by the trust certificates held by the Bank’s REIT in the quarters ended September 30 and December 31, 2010 as a sale of financial assets also did not affect the cash flows of the Company or its reported net income.

As a result of the settlement agreement with the Bank effective May 23, 2011 for the surrender and transfer of the Company’s $477.3 million investment in preferred stock and common stock of the Bank’s REIT (referred to as the “Settlement Agreement”), in exchange for a reduction of the outstanding balance of the Bank’s portion of tranche A debt in an equal amount and full satisfaction of approximately $14.7 million of indebtedness relating to the interest rate swaps, the Company’s balance sheet declined significantly.  The Company’s total assets amounted to $25.3 million at June 30, 2011, compared with total assets of $518.3 million at December 31, 2010; while total debt (Notes payable) decreased to $824.9 million at June 30, 2011, compared with $1.3 billion at year end 2010.  In addition, the Investment in mortgage loans and real estate held for sale, and the corresponding Nonrecourse liability of an equal amount, amounted to $0 at June 30, 2011, compared with $7.5 million at December 31, 2010; and, the Derivative liabilities, at fair value of $4.9 million and the Terminated derivative liability of $8.2 million both were eliminated and at June 30, 2011 amounted to $0.

Going Concern Uncertainty – Franklin Holding

The Company continues to be operating with significant operating losses and stockholders’ deficit.  At June 30, 2011, the Company’s outstanding balance of Legacy Debt was approximately $824.9 million while there were essentially no remaining income-generating assets (other than FCMC, which but for cash collateral of $7.5 million held by FCMC and subject to a second-priority lien of the Bank, is not liable for the Legacy Debt); and, consequently, the Company will not be able to pay off the outstanding balance of Legacy Debt due to the Bank.  Any event of default under the Restructuring Agreements or the 2004 master credit agreement with the Bank, as amended and subject to a forbearance agreement, or failure to successfully renew these restructuring or forbearance agreements or enter into new credit facilities with Huntington prior to their scheduled maturity, could entitle Huntington to declare the Company’s indebtedness immediately due and payable.  Without the continued cooperation and assistance from Huntington, the consolidated Franklin Holding’s ability to continue as a viable business is in substantial doubt, and it may not be able to continue as a going concern.  See “Borrowings” and Note 9.

At June 30, 2011, the Company’s stockholders’ deficit was $803.5 million.  At December 31, 2010, the Company’s stockholders’ deficit was $852.9 million.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Overview.  The Company had net income attributed to common stockholders of $31.9 million for the second quarter of 2011, compared with a net loss of $13.1 million for the second quarter of 2010.  Revenues increased by $40.7 million to $52.8 million for the three months ended June 30, 2011, from $12.1 million for the three months ended June 30, 2010.  The Company had net income per common share for the three months ended June 30, 2011 of $3.97 both on a diluted and basic basis, compared to a loss per share of $1.63 on both a diluted and basic basis for the three months ended June 30, 2010.  The net income in the second quarter of 2011 resulted principally from the surrender (and effectively, a redemption) of the REIT Securities that triggered the acceleration of the deferred dividend income as of March 31, 2011 to be recognized in the three months ended June 30, 2011, and the settlement of interest rate swap liabilities of $14.7 million.

Total debt outstanding decreased to $824.9 million at June 30, 2011 from $1.341 billion at December 31, 2010.  Interest expense (inclusive of amortization of deferred financing costs and success fees) decreased by $2.6 million, or 15.2%, in the quarter ended June 30, 2011 compared with the quarter ended June 30, 2010.  As a result principally of the reduction in borrowed funds during the second quarter of 2011, offset somewhat by the effect of the 15% interest rate on an increased average balance of tranche C debt, which at June 30, 2011 totaled $175.6 million, interest expense on the Company’s borrowed funds, excluding the cost of the interest swaps, decreased by $1.2 million during the second quarter of 2011 compared with the same period in 2010.  The average cost of borrowed funds, excluding the costs of interest rate swaps, increased to 4.89% during the three months ended June 30, 2011 from 4.11% during the three months ended June 30, 2010.  Our average cost of funds, including the cost of interest-rate swaps, during the three months ended June 30, 2011 increased to 5.37% from 4.89% during the three months ended June 30, 2010.  Collection, general and administrative expenses decreased by $4.1 million, or 50%, to $4.0 million during the three months ended June 30, 2011, from $8.1 million for the same period in 2010, due principally to the accounting treatment in accordance with ASC Topic 860 of third-party servicing costs incurred for servicing third-party portfolios in the 2010 second quarter (there were no such costs in the 2011 second quarter), and lower salaries and benefits costs due to reductions in the Company’s workforce.  Stockholders’ deficit decreased to $803.5 million at June 30, 2011, or a deficit book value per common share at June 30, 2011 of approximately $100.08, from stockholders’ deficit of $852.9 million at December 31, 2010.

Revenues.  Revenues increased by $40.7 million to $52.8 million during the second quarter of 2011, from $12.1 million during the same period in 2010.  Revenues include interest income, dividend income, gain on settlement of REIT securities, gain on settlement of swap liabilities, fair valuation adjustments, and servicing fees and other income.

Interest income decreased by $10.7 million, or 98%, to $182,000 during the three months ended June 30, 2011, as compared to $10.9 million for the same quarter in 2010.  The decrease in interest income reflected the impact of the Loan Sales by the Bank’s Trust and the Bank in the third quarter of 2010 and the resultant elimination of mortgage loans underlying the Company’s Investment in trust certificates at fair value and Mortgage loans and real estate held for sale.

Dividend income from the Company’s investment in the REIT Securities increased by $21.3 million, or 200%, to $31.9 million as compared to $10.6 million during the three months ended June 30, 2010.  The increase was the result of the payment of dividends by the Bank’s REIT on March 31, 2011, in the aggregate amount of $63.8 million, for the last two quarters of 2010 and for the full year of 2011, of which $31.9 million was recognized in the quarter ended June 30, 2011 (representing the dividends paid for the second, third and fourth quarters of 2011).  The recognition of three quarters of dividend income from the Company’s Investment in REIT securities was due to the redemption of the REIT Securities in May 2011.

Gain on settlement of REIT securities amounted to $684,000 during the three months ended June 30, 2011.  The gain was the result of the Settlement Agreement entered into with the Bank in May 2011 covering the surrender and transfer of the Company’s investment in the REIT Securities for a reduction in senior debt.  The Investment in REIT securities was valued at $478.0 million by the Bank and the Company carried its investment in the REIT securities at $477.3 million.  There were no similar gains in the comparable 2010 period.

Gain on settlement of a swap liability amounted to $14.7 million during the three months ended June 30, 2011.  The gain was the result of the settlement of the outstanding swap liability in May 2011 with the Bank whereby the Company was released from the outstanding obligation.  There were no similar gains in the comparable 2010 quarter.

Fair valuation adjustments amounted to a net gain of $1.6 million for the quarter ended June 30, 2011 compared with a net loss of $10.9 million for the three months ended June 30, 2010.  Included in the Fair valuation adjustments in the three months ended June 30, 2011 was a recovery of $2.3 million, a valuation gain on Notes receivable held for sale in the amount of $66,000, a loss on REO sold in the amount of $724,000, and a net decrease of $900,000 in the valuation of the Mortgage loans and real estate held for sale that was offset by a $900,000 net gain on the Nonrecourse liability.  The $2.3 million recovery was for holdback funds from the sale of loans by the Trust and the Bank in the third quarter of 2010 that was released by the Bank in the quarter ended June 30, 2011.  Included in the Fair valuation adjustments in the three months ended June 30, 2010 were a net decrease of $36.1 million in the valuation of the Mortgage loans and real estate held for sale (offset by a $36.1 million net gain on the Nonrecourse liability), a gain on REO sold in the amount of $2.6 million, and a valuation loss on trust certificates of $5.7 million, and various other net negative adjustments of approximately $7.8 million, which principally included expenses recognized on the Nonrecourse liability equal to the interest income and fees received of approximately $4.1 million and fair value adjustments to the Nonrecourse liability for offsets to REO gains of approximately a negative $3.5 million.

Servicing fees and other income (principally third-party subservicing fees, other third-party mortgage-related services fees, late charges, prepayment penalties and other miscellaneous servicing revenues) increased by $2.3 million, or 149%, to $3.8 million during the three months ended June 30, 2011 from $1.5 million during the corresponding period last year.  This increase was principally the result of the recognition of servicing fees earned under two new servicing agreements with third parties entered into by the Company in the third quarter of 2010 as a result of the Loan Sales, compared with the non recognition of servicing and collection fees earned from servicing the loans for the Bank’s Trust prior to the effective dates of the July Loan Sale and the September Loan Sale (due to the required accounting treatment of the Company’s investment in Mortgage loans and real estate held for sale as a secured financing in accordance with GAAP, ASC Topic 860, prior to the effective dates of the Loan Sales), which contributed $2.6 million in servicing fees in the quarter ended June 30, 2011.  In addition, the Company earned increased servicing fees of $61,000 from various other third-party servicing and collection agreements and various other net revenue increases of $425,000 in the three months ended June 30, 2011.  These revenue increases were somewhat offset by a reduction of $80,000 in the servicing fees recognized on the portfolio of loans serviced for Bosco I (the result of amendments to the servicing contract with Bosco I effective in February and October 2009); reduced late charges collected from delinquent borrowers in the amount of $429,000 and decreased recoveries of outside foreclosure attorney costs collected from delinquent borrowers in the amount of $272,000 as these revenues in the second quarter of 2010 were accounted for as if the Company’s owned the Mortgage loans held for sale and serviced the owned mortgage loans underlying the Mortgage loans and real estate held for sale (due to the required accounting treatment of the Company’s investment in Mortgage loans held for sale a secured financing in accordance with GAAP, ASC Topic 860, prior to the effective dates of the Loan Sales); and decreased due diligence fees of $30,000 as a result of a reduced volume of due diligence services provided to third parties.

Operating Expenses.  Operating expenses decreased by $4.3 million, or 17%, to $20.8 million during the second quarter of 2011 from $25.1 million during the same period in 2010.  Total operating expenses include interest expense, collection, general and administrative expenses, amortization of deferred financing costs and depreciation expense.

Interest expense decreased by $2.6 million, or 15%, to $14.2 million during the three months ended June 30, 2011 from $16.8 million during the three months ended June 30, 2010.  This decrease was the result of a lower cost of interest rate swaps during the three months ended June 30, 2011 due to the early termination of the interest rate swap agreements with the Bank, and a lower average volume of borrowed funds outstanding (Tranche A debt) during the current quarter, which was somewhat offset by the addition of accrued and unpaid interest at a fixed interest rate of 15% on the tranche C Legacy Debt, as compared to the three months ended June 30, 2010.  Borrowed funds were reduced due to the redemption of the REIT securities and the corresponding paydown of the Company’s Legacy Debt.  Interest expense on borrowed funds, excluding the cost of the interest swaps, decreased by $1.2 million during the three months ended June 30, 2011 due to a lower average volume of borrowed funds outstanding during the current quarter as compared with the quarter ended June 30, 2010, somewhat offset by the interest cost of the Company’s increasing balance of Tranche C debt at 15%.  The average cost of borrowed funds, including interest rate swaps, during the three months ended June 30, 2011 was 5.37%, compared to 4.89% during the three months ended June 30, 2010, principally reflecting the interest cost of the Company’s increasing balance of Tranche C debt at 15% and the reduced cost of the Company’s interest rate swaps.  The average cost of borrowed funds, excluding the costs of interest rate swaps, during the three months ended June 30, 2011 was 4.89% compared to 4.14% during the three months ended June 30, 2010, principally reflecting the interest cost of the Company’s increasing balance of Tranche C debt at 15%.

The Company had in place fixed-rate interest rate swaps in order to limit the negative effect of a rise in short-term interest rates by effectively stabilizing the future interest payments on a portion of its variable-rate debt.  Due principally to the amortization of the Accumulated other comprehensive loss (“AOCL”) balance, the interest rate swaps actually increased the Company’s interest cost in the quarter ended June 30, 2011 by $1.3 million.  During the three months ended June 30 2010, the net impact of the cash flow hedges was an increase of $2.7 million to interest expense, inclusive of $2.0 million of amortization of the AOCL balance and reclassified from AOCL into earnings, and the cost of the hedges in the amount of $3.2 million, both of which were somewhat offset by an increase of $2.5 million in the fair value of the existing swaps.  However, compared with the same second quarter of 2010, the cost of the interest-rate swaps accounted for a decrease of $1.4 million in the cost of borrowed funds due to the early termination of the swaps effective on January 5, 2011.  At June 30, 2011, the weighted average interest rate of our borrowed funds, exclusive of the effect of the interest-rate swaps, was 5.40%, compared with 4.14% at June 30, 2010.

Collection, general and administrative expenses decreased by $4.1 million, or 50%, to $4.0 million during the three months ended June 30, 2011, from $8.1 million during the corresponding period in 2010.  For the purpose of comparing collection, general and administrative expenses incurred by the Company on a recurring basis, third-party servicing expenses, which since the March 2009 Restructuring through principally the effective dates of the Loan Sale in the third quarter of 2010 have been reimbursed by the Bank, in the aggregate amount of $0 and $2.6 million, respectively, during the quarter ended June 30, 2011 and 2010, are excluded from the quarter-to-quarter change analysis.  These third-party servicing expenses have been, however, included in the consolidated statements of operations due to the treatment for accounting purposes of the transfer of the trust certificates, representing ownership in approximately 83% of the Portfolio transferred to the REIT, as a financing in accordance with GAAP, and as a result, the mortgage loans and real estate remained on the Company’s balance sheet.  Therefore, the third-party costs incurred by us in the servicing and collection of the Bank’s loans and reimbursed by the Bank, for purposes of these consolidated financial statements, have not been treated as reimbursed third-party servicing costs but as additional collection, general and administrative expenses as if the Company owned and self serviced the mortgage loans, with an offsetting amount included in Fair valuation adjustments, which had no impact on the Company’s consolidated statements of operations.  The third-party servicing costs were substantially eliminated in the three months ended June 30, 2011 compared with the same period ended June 30, 2010 as a result of the third and fourth quarter 2010 loan sales by the Trust, the transfer of approximately 83% of the trust certificates to the Bank’s REIT in March 2009 that was accounted for as a secured financing in accordance with GAAP with an equal percentage of mortgage loans and owned real estate sold to the Bank’s Trust remaining on the Company’s balance sheets classified as Mortgage loans and real estate held for sale and securing a Nonrecourse liability in an equal amount, was as of the effective dates of the Loan Sales and December Loan Sale substantially accounted for as a sale of loans in accordance with GAAP, to the extent of the loans sold by the Trust.  Similarly, the Loan Sales and December Loan Sale by the Bank’s Trust also resulted in treating substantially all of the loans represented by the remaining 17% in trust certificates held by the Company as sold in accordance with GAAP effective with the dates of the Loan Sales and December Loan Sale.

Exclusive of these items described above, collection, general and administrative expenses decreased by $1.5 million, or 27%, in the three months ended June 30, 2011 from $5.5 million during the corresponding 2010 period.  Salaries and employee benefits expenses decreased by $1.0 million, or 34%, to $2.0 million during the three months ended June 30, 2011, from $3.0 million during the three months ended June 30, 2010, due to reductions in staff throughout the Company.  The number of servicing employees decreased to 76 at June 30, 2011, from 97 employees at June 30, 2010.  The Company ended the three months ended June 30, 2011 with 107 employees, compared with 134 employees at June 30, 2010.  The Company experienced a decrease in corporate legal expenditures of $111,000, or 46%, from an expense of $243,000 in the same three-month period in the prior year, principally due to the recovery of unused legal expenses accrued related to the Restructuring.  Professional fees decreased by $478,000, or 70%, to $201,000 from $680,000, principally due to the timing of outside tax and audit fees recognized in the quarter ended June 30, 2010.  Contract underwriter and property inspection costs increased by $235,000 during the second quarter of 2011, to $373,000 from $138,000 in the prior year second quarter, due principally to an increase in property inspection services provided to third parties.  Various other general and administrative expenses decreased by $139,000 during the three months ended June 30, 2011 as a result of lower information technology costs, reduced travel and promotional expenses, and lower corporate insurance costs.  These lower various other general and administrative costs were partially offset by an increase in occupancy costs due to a rent escalation effective January 1, 2011.

Amortization of deferred financing costs increased by $2.5 million, to $2.5 million during the second quarter of 2011 from $29,000 during the second quarter of 2010.  This increase was the result of the $478 million paydown of the Company’s Legacy Debt with the proceeds from the redemption of the REIT securities in May 2011.

Depreciation expenses decreased by $61,000, or 43%, to $81,000 in the second quarter of 2011.  This decrease during the three months ended June 30, 2011 was principally due to fully depreciated assets during the past twelve months and a reduction in assets purchased compared with the same quarterly period in 2010.

Pre-tax income increased by $44.9 million to net income of $32.0 million during the three months ended June 30, 2011 from a pre-tax loss of $13.0 million during the three months ended June 30, 2010, for the reasons set forth above.

The Company recorded a reversal of the prior quarter’s state income tax expense of $7,000 on one of its subsidiaries and a $150,000 Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48 (“FIN 48”) state income tax provision during the three months ended June 30, 2011, compared to a state income tax expense of $74,000 during the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Overview.  The Company had net income attributed to common stockholders of $46.2 million for the first half of 2011, compared with a net loss of $19.8 million for the first half of 2010.  Revenues increased by $56.2 million to $87.8 million for the six months ended June 30, 2011, from $31.6 million for the six months ended June 30, 2010.  The Company had net income per common share for the six months ended June 30, 2011 of $5.76 both on a diluted and basic basis, compared to a loss per share of $2.47 on both a diluted and basic basis for the six months ended June 30, 2010.  The net income in the first six months of 2011 resulted principally from the Bank’s REIT declaring and paying dividends on March 31, 2011 for the third and fourth quarters of 2010 and for the full year of 2011 in the aggregate amount of $63.8 million, all of which was recognized in the six months ended June 30, 2011.  Dividend income in the quarter ended March 31, 2011 amounted to $31.9 million (representing the dividends paid for the third and fourth quarters of 2010 and the first quarter of 2011 by the Bank’s REIT on March 31, 2011); and, dividend income in the quarter ended June 30, 2011 amounted to $31.9 million (from the redemption of the REIT securities that triggered the acceleration of the deferred dividend income at March 31, 2011 to be recognized in the three months ended June 30, 2011.  In addition, the settlement of interest rate swap liabilities resulted in a gain of $14.7 million recognized in the quarter ended June 30, 2011.

Total debt outstanding decreased to $824.9 million at June 30, 2011 from $1.341 billion at December 31, 2010.  Interest expense (inclusive of amortization of deferred financing costs and success fees) decreased by $5.4 million, or 15%, in the six months ended June 30, 2011 compared with June 30, 2010 due principally to the reduced cost of the Company’s interest rate swaps as a result of the early termination of the interest rate swap agreements with the Bank on January 25, 2011.  As a result principally of the reduction in borrowed funds during the second quarter of 2011, substantially offset by the effect of an interest rate of 15% on an increasing balance of tranche C debt, which at June 30, 2011 totaled $175.6 million, interest expense on the Company’s borrowed funds, excluding the cost of the interest swaps, decreased by $522,000 during the first half of 2011 compared with the same period in 2010.  The average cost of borrowed funds, excluding the costs of interest rate swaps, increased to 4.59% during the six months ended June 30, 2011 from 4.03% during the six months ended June 30, 2010.  Our average cost of borrowed funds, including the cost of interest-rate swaps, during the six months ended June 30, 2011 decreased to 5.14% from 5.23% during the six months ended June 30, 2010.  Collection, general and administrative expenses decreased by $7.0 million, or 47%, to $8.0 million during the six months ended June 30, 2011, from $15.0 million for the same period in 2010 due principally to the accounting treatment in accordance with ASC Topic 860 of third-party servicing costs incurred for servicing third-party portfolios in the corresponding 2010 six-month period (there were no such costs in the 2011 six-month period), and lower salaries and benefits costs due to reductions in the Company’s workforce.  Stockholders’ deficit decreased to $803.5 million at June 30, 2011, or a deficit book value per common share at June 30, 2011 of approximately $100.08, from stockholders’ deficit of $852.9 million at December 31, 2010.

Revenues.  Revenues increased by $56.2 million to $87.8 million during the first half of 2011, from $31.6 million during the same period in 2010.  Revenues include interest income, dividend income, gain on settlement of REIT securities, gain on settlement of swap liabilities, fair valuation adjustments, and servicing fees and other income.

Interest income decreased by $22.0 million, or 98%, to $399,000 during the six months ended June 30, 2011, as compared to $22.4 million for the same six months in 2010.  The decrease in interest income reflected the impact of the Loan Sales by the Bank’s Trust and the Bank in the third quarter of 2010 and the resultant elimination of mortgage loans and real estate properties underlying the Company’s Investment in trust certificates at fair value and Mortgage loans and real estate held for sale.

Dividend income from the Company’s investment in the REIT Securities increased by $42.5 million, or 200%, to $63.8 million as compared to $21.3 million during the six months ended June 30, 2010.  The increase was the result of the payment of dividends by the Bank’s REIT on March 31, 2011 in the aggregate amount of $63.8 million for the last two quarters of 2010 and for the full year of 2011, all of which was recognized in the six months ended June 30, 2011.  The recognition of three quarters of dividend income in the quarter ended June 30, 2011 from the Company’s Investment in REIT securities was due to the redemption of the REIT securities by the Bank in May 2011.  The recognition of three quarters of dividend income in the quarter ended March 31, 2011 from the Company’s Investment in REIT securities was due to the recognition of the dividends paid for the third and fourth quarters of 2010 and the first quarter of 2011 on March 31, 2011.

Gain on settlement of REIT securities amounted to $684,000 during the six months ended June 30, 2011.  The gain was the result of the Settlement Agreement entered into with the Bank in May 2011 covering the surrender and transfer of the Company’s investment in the REIT securities.  The Investment in REIT securities was valued at $478.0 million by the Bank and the Company carried its investment in the REIT securities at $477.3 million.  There were no similar gains in the comparable 2010 period.

Gain on settlement of a swap liability amounted to $14.7 million during the six months ended June 30, 2011.  The gain was the result of the settlement of the outstanding swap liability with the Bank in May 2011 whereby the Company was released from the outstanding obligation.  There were no similar gains in the comparable 2010 period.

Fair valuation adjustments amounted to a net gain of $866,000 for the six months ended June 30, 2011 compared with a net loss of $14.7 million for the six months ended June 30, 2010.  Included in the Fair valuation adjustments in the six months ended June 30, 2011 was a recovery of $2.0 million, adjustments to the Nonrecourse liability for offsets to REO gains of approximately negative $1.0 million, a net decrease of $900,000 in the valuation of the Mortgage loans and real estate held for sale that was offset by a $900,000 net gain on the Nonrecourse liability, a loss on REO sold in the amount of $306,000, and a valuation gain on Notes receivable held for sale of $165,000.  The $2.0 million recovery was for holdback funds from the sale of loans by the Trust and the Bank in the third quarter of 2010 that was released by the Bank in the quarter ended June 30, 2011.  Fair valuation adjustments amounted to a net loss of $14.7 million for the six months ended June 30, 2010.  Included in the Fair valuation adjustments in the six months ended June 30, 2010 were a net decrease of $34.1 million in the valuation of the Mortgage loans and real estate held for sale (offset by a $34.1 million net gain on the Nonrecourse liability), a gain on REO sold in the amount of $4.3 million, a valuation loss on trust certificates of $3.7 million, and various other net negative adjustments of approximately $15.3 million, which principally included expenses recognized on the Nonrecourse liability equal to the interest income and fees received of approximately $9.3 million and fair value adjustments to the Nonrecourse liability for offsets to REO gains of approximately a negative $5.9 million.

Servicing fees and other income (principally third-party subservicing fees, other third-party mortgage-related services fees, late charges, prepayment penalties and other miscellaneous servicing revenues) increased by $4.7 million, or 174%, to $7.4 million during the six months ended June 30, 2011 from $2.7 million during the corresponding period last year.  This increase was principally the result of the recognition of servicing fees earned under two new servicing agreements with third parties entered into by the Company in the third quarter of 2010 as a result of the Loan Sales, compared with the non recognition of servicing and collection fees earned from servicing the loans for the Bank’s Trust prior to the effective dates of the July Loan Sale and the September Loan Sale (due to the required accounting treatment of the Company’s investment in Mortgage loans and real estate held for sale as a secured financing in accordance with GAAP, ASC Topic 860, prior to the effective dates of the Loan Sales), which contributed $5.2 million in servicing fees in the six months ended June 30, 2011.  In addition, the Company earned increased fees from property inspections of $461,000, servicing fees of $157,000 from various other third-party servicing and collection agreements, increased due diligence fees of $95,000, and received an insurance premium rebate in the amount of $308,000 in the three months ended March 31, 2011, and various other net revenue increases of $25,000.  These revenue increases were somewhat offset by a reduction of $169,000 in the servicing fees recognized on the portfolio of loans serviced for Bosco I (the result of amendments to the servicing contract with Bosco I effective in February and October 2009); reduced late charges collected from delinquent borrowers in the amount of $919,000 and decreased recoveries of outside foreclosure attorney costs collected from delinquent borrowers in the amount of $451,000 as these revenues in the first half of 2010 were accounted for as if the Company’s owned the Mortgage loans and real estate held for sale and serviced the owned mortgage loans and real estate properties underlying the Mortgage loans and real estate held for sale (due to the required accounting treatment of the Company’s investment in Mortgage loans and real estate held for sale a secured financing in accordance with GAAP, ASC Topic 860, prior to the effective dates of the Loan Sales).

Operating Expenses.  Operating expenses decreased by $9.8 million, or 19%, to $41.4 million during the first six months of 2011 from $51.2 million during the same period in 2010.  Total operating expenses include interest expense, collection, general and administrative expenses, amortization of deferred financing costs and depreciation expense.

Interest expense decreased by $5.4 million, or 15%, to $30.4 million during the six months ended June 30, 2011 from $35.8 million during the six months ended June 30, 2010.  This decrease was principally the result of a lower cost of interest rate swaps (due to the early termination of the interest rate swap agreements with the Bank) during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  Interest expense on borrowed funds, excluding the cost of the interest swaps, decreased by $522,000 during the six months ended June 30, 2011 due to a lower average volume of borrowed funds outstanding during the current quarter ended June 30, 2011, which was substantially offset by an increase in interest expense of the Company’s tranche C debt (the outstanding balance of which increased from $151.0 million at June 30, 2010 to $175.6 million at June 30, 2011) as a result of the addition of accrued and unpaid interest at a fixed interest rate of 15%.  The average cost of borrowed funds, including interest rate swaps, during the six months ended June 30, 2011 was 5.14%, compared to 5.23% during the six months ended June 30, 2010, principally reflecting the reduced cost of the Company’s interest rate swaps.  The average cost of borrowed funds, excluding the costs of interest rate swaps, during the six months ended June 30, 2011 was 4.59% compared to 4.03% during the six months ended June 30, 2010, principally reflecting the interest cost of the Company’s increasing balance of Tranche C debt at 15%.

The Company had in place fixed-rate interest rate swaps in order to limit the negative effect of a rise in short-term interest rates by effectively stabilizing the future interest payments on a portion of its variable-rate debt.  Due principally to the amortization of the AOCL balance, the interest rate swaps actually increased the Company’s interest cost in the six months ended June 30, 2011 by $3.3 million. During the six months ended June 30, 2010, the net impact of the cash flow hedges was an increase of $8.2 million to interest expense, inclusive of $5.2 million of amortization of the AOCL balance and reclassified from AOCL into earnings, and the cost of the hedges in the amount of $6.2 million, both of which were somewhat offset by an increase of $3.1 million in the fair value of the existing swaps.  At June 30, 2011, the weighted average interest rate of our borrowed funds, exclusive of the effect of the interest-rate swaps, was 5.40%, compared with 4.14% at June 30, 2010.

Collection, general and administrative expenses decreased by $7.0 million, or 47%, to $8.0 million during the six months ended June 30, 2011, from $15.0 million during the corresponding period in 2010.  For the purpose of comparing collection, general and administrative expenses incurred by the Company on a recurring basis, third-party servicing expenses, which since the March 2009 Restructuring through principally the effective dates of the Loan Sale in the third quarter 2010 have been reimbursed by the Bank, in the aggregate amount of $0 and $4.4 million, respectively, during the six months ended June 30, 2011 and 2010, are excluded from the six month-to-six month change analysis.  These third-party servicing expenses have been, however, included in the consolidated statements of operations due to the treatment for accounting purposes of the transfer of the trust certificates, representing ownership in approximately 83% of the Portfolio transferred to the REIT, as a financing in accordance with GAAP and, as a result the mortgage loans and real estate remained on the Company’s balance sheets.  Therefore, the third-party costs incurred by us in the servicing and collection of the Bank’s loans and reimbursed by the Bank, for purposes of these consolidated financial statements, have not been treated as reimbursed third-party servicing costs but as additional collection, general and administrative expenses as if the Company owned and self serviced the mortgage loans, with an offsetting amount included in Fair valuation adjustments, which had no impact on the Company’s consolidated statement of operations.  The third-party servicing costs were substantially eliminated in the six months ended June 30, 2011 compared with the same period ended June 30, 2010 as a result of the third and fourth quarter 2010 loan sales by the Trust, the transfer of approximately 83% of the trust certificates to the Bank’s REIT in March 2009 that was accounted for as a secured financing in accordance with GAAP with an equal percentage of mortgage loans and owned real estate sold to the Bank’s Trust remaining on the Company’s balance sheet classified as Mortgage loans and real estate held for sale and securing a Nonrecourse liability in an equal amount, was as of the effective dates of the Loan Sales and December Loan Sale substantially accounted for as a sale of loans in accordance with GAAP, to the extent of the loans sold by the Trust.  Similarly, the Loan Sales and December Loan Sale by the Bank’s Trust also resulted in treating substantially all of the loans represented by the remaining 17% in trust certificates held by the Company as sold in accordance with GAAP effective with the dates of the Loan Sales and December Loan Sale.

Exclusive of these items described above, collection, general and administrative expenses decreased by $2.6 million, or 25%, in the six months ended June 30, 2011, from $10.6 million during the corresponding period in 2010.  Salaries and employee benefits expenses decreased by $2.0 million, or 33%, to $4.0 million during the six months ended June 30, 2011, from $6.0 million during the six months ended June 30, 2010, due to reductions in staff throughout the Company.  The number of servicing employees decreased to 76 at June 30, 2011, from 97 employees at June 30, 2010.  The Company ended the six months ended June 30, 2011 with 107 employees, compared with 134 employees at June 30, 2010.  The Company also experienced a decrease in corporate legal expenditures of $505,000, or 76%, from $665,000 in the same six-month period last year, principally due to the recovery of unused legal expenses accrued related to the Restructuring in 2009 and generally reduced legal expenditures.  Professional fees decreased by $382,000, or 36%, to $678,000 from $1.1 million, principally due to the timing of outside tax and audit fees recognized, compared to the same period last year.  Contract underwriter and property inspection costs increased by $280,000 during the first half of 2011, to $456,000 from $176,000 in the prior year first half, principally due to an increase in the volume of property inspection services provided to third parties.  Various other general and administrative expenses decreased by $57,000 during the six months ended June 30, 2011 as a result of lower information technology costs, reduced travel and promotional expenses, and lower corporate insurance costs.  These lower various other general and administrative costs were partially offset by an increase in occupancy costs due to a rent escalation effective January 1, 2011.

Amortization of deferred financing costs increased by $2.7 million, to $2.8 million during the first six months of 2011 from $64,000 during the first six months of 2010.  This increase was the result of the $478 million paydown of the Company’s Legacy Debt with the proceeds from the redemption of the REIT securities in May 2011.

Depreciation expenses decreased by $124,000, or 43%, to $164,000 in the first half of 2011.  This decrease during the six months ended June 30, 2011 was principally due to fully depreciated assets during the past twelve months and a reduction in assets purchased compared with the same six-month period in 2010.

Pre-tax income during the six months ended June 30, 2011 increased by $65.9 million to net income of $46.4 million, from a pre-tax loss of $19.5 million during the six months ended June 30, 2010, for the reasons set forth above.

The Company recorded a FIN 48 state income tax provision of $226,000 during the six months ended June 30, 2011, compared to a state income tax expense of $172,000 recorded during the six months ended June 30, 2010.

Liquidity and Capital Resources

General

As of June 30, 2011, the Company had one limited source of external funding, a $1 million credit line, to meet our liquidity requirements, in addition to the cash flow provided from servicing loans and performing due diligence and other services for third parties.  Due principally to the Bank’s REIT declaring and paying dividends for the third and fourth quarters of 2010 and for the full year of 2011 on March 31, 2011 in the aggregate amount of $63.8 million, the Company paid down tranche A debt during the quarter ended March 31, 2011 by the net amount of $55.4 million; and, the outstanding principal balance of the tranche A debt at June 30, 2011 was $174.4 million.  None of the dividends received were applied by the Bank to pay interest due on the Legacy Debt (including on tranche A debt), which was added to the debt balance outstanding.

As a result of the Company voluntarily surrendering and transferring to the Bank the REIT Securities, the Company’s principal remaining source of cash flow to meet its obligations with respect to its outstanding Legacy Debt remaining after the surrender of the REIT Securities, which at June 30, 2011 was approximately $824.9 million, was eliminated.  The Company, as of June 30, 2011, is left without what had been essentially the sole cash-flow generating asset available to service the outstanding principal balance of the Legacy Debt.  Therefore, accrued and unpaid interest will be added to the outstanding principal balance of the Legacy Debt, and the Company will be unable to pay the principal balance of the Legacy Debt at the maturity of the Legacy Credit Agreement on March 31, 2012 (or upon earlier termination under the provisions of the Legacy Credit Agreement).  During the six months ended June 30, 2011, $26.4 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid.  See “Borrowings” and Note 9.

The Company is required to submit all payments we receive from the remaining cash flow from the Investment in trust certificates at fair value (which as of June 30, 2011, was supported by a relatively small pool of real estate owned properties held by the Trust) and the Notes receivable held for sale, net, to a lockbox, which is controlled by the Bank.  Substantially all amounts submitted to the lockbox are used to pay interest and principal on the outstanding balance of Legacy Debt under the Legacy Credit Agreement with the Bank.  See “Borrowings.”

Short-term Investments.  The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk.  At June 30, 2011, substantially all of the Company’s unrestricted cash (including FCMC’s $7.5 million of pledged cash) was held in operating accounts or invested in money market accounts at the Bank.

Cost of Funds.  As of June 30, 2011, we had total borrowings of $824.9 million, of which $786.6 million was subject to the Legacy Credit Agreement and $38.4 million of Unrestructured Debt.  Substantially all of the debt was incurred in connection with the purchase and origination of loans prior to November 2007, and as of June 30, 2011 is secured principally by the remaining balance of trust certificates, pledged cash in the amount of $7.5 million and certain other assets, including 100% of the equity interests in all direct and indirect subsidiaries of Franklin Holding, but not FCMC.  The assets of our servicing subsidiary, FCMC (other than $7.5 million of cash collateral held as security under the Licensing Credit Agreement on which the Bank has a second-priority lien under the Legacy Credit Agreement), are not pledged as collateral for the Legacy Debt.

At June 30, 2011, the interest rates on our term debt (Notes payable) were as follows:

	In accordance with the terms of the Restructuring Agreements	Under the terms of the Forbearance Agreements and Credit Agreement excluded from the Restructuring Agreements
FHLB 30-day LIBOR advance rate plus 2.60%	$-	$15,552,424
FHLB 30-day LIBOR advance rate plus 2.75%	-	22,842,498
LIBOR plus 2.25% (Tranche A)	174,405,369	-
LIBOR plus 2.75% (Tranche B)	436,592,125	-
15.00% (Tranche C)	175,606,655	-

	$786,604,149	$38,394,922

At June 30, 2011, the weighted average interest rate on term debt (the Legacy Debt) was 5.40%.

Terms of the Restructured Indebtedness under the Legacy Credit Agreement.  The following table summarizes the principal economic terms of the Company’s indebtedness under the Legacy Credit Agreement.

	Outstanding Principal Amount at March 31, 2009 – Franklin Asset/Tribeca	Outstanding Principal Amount at June 30, 2011 – Franklin Asset/Tribeca	Applicable Interest Margin Over LIBOR (basis points)		Required Monthly Principal Amortization
Tranche A	$838,000,000	$174,000,000	225		None
Tranche B	$407,000,000	$437,000,000	275		None
Tranche C	$125,000,000	$176,000,000	N/A	(1)	None

Unrestructured Debt	$41,000,000	$38,000,000		(2)	None
__________________

(1)	The applicable interest rate is fixed at 15% per annum. Interest will be paid in kind during the term of the Restructuring.
(2)	Interest margin over FHLB 30-day LIBOR advance rate plus 2.60%-2.75%.

The interest rate under the terms of the Restructuring Agreements for tranche A and tranche B indebtedness that is the basis, or index, for the Company’s interest cost is one-month London Interbank Offered Rate (“LIBOR”) plus applicable margins.  In accordance with the terms of the Restructuring Agreements, interest due and unpaid on tranche A (upon election), tranche B and tranche C debt is accrued and added to the debt balance.  During the quarter ended June 30, 2011, $12.6 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid, of which $2.8 million was added to tranche A debt.  During the six months ended June 30, 2011, $26.4 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid, of which $7.2 million was added to tranche A debt.

Cash Flow from Operating, Investing and Financing Activities

Liquidity represents our ability to obtain adequate funding to meet our financial obligations.  As result of the Company voluntarily surrendering and transferring to the Bank the REIT Securities, the Company’s principal remaining sources of cash flow for liquidity purposes, with the exception of cash flows provided from servicing loans and performing due diligence and other services for third parties, has been eliminated.

At June 30, 2011, we had cash and cash equivalents of $13.4 million compared with $12.6 million at December 31, 2010.  Restricted cash of $1.1 million at June 30, 2011 and $2.4 million at December 31, 2010 was restricted under the Legacy Credit Agreement and lockbox facility with the Bank.

Changes in several of the cash flows noted in the explanations that follow were the result of the March 2009 Restructuring and the resultant changed asset classifications form notes receivable and originated loans held for investment to Investment in trust certificates at fair value and Mortgage loans and real estate held for sale.

Net cash provided by operating activities as reported was $63.6 million during the six months ended June 30, 2011, compared with net cash provided of $15.1 million during the six months ended June 30, 2010.  Although the transfer of the trust certificates, representing approximately 83% of the Portfolio, to the Bank’s REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, has been treated as a secured financing in accordance with ASC Topic 860.  Therefore, the mortgage loans and real estate assets have remained on the Company’s balance sheets classified as Mortgage loans and real estate held for sale securing a Nonrecourse liability in an equal amount.  The treatment as a financing on the Company’s balance sheet, however, did not affect the cash flows of the transfer and has not affected the Company’s cash flows or its reported net income.  Excluding reported activities related to Mortgage loans and real estate held for sale and the offsetting Nonrecourse liability, the increase in cash provided by operating activities was primarily due to the Bank’s REIT declaring and paying dividends for the third and fourth quarters of 2010 and for the full year 2011 on March 31, 2011 in the amount of $63.8 million, which resulted in net income attributed to common stockholders of $46.2 million in the six months ended June 30, 2011, and from the non-payment of interest on the Legacy Debt (Paid in kind interest) of $26.4 million, which was offset somewhat by a $14.7 million settlement of the Company’s interest rate swap agreements with the Bank.

Net cash provided by investing activities was $479.6 million in the six months ended June 30, 2011, compared to cash provided of $457,000 in the six months ended June 30, 2010.  The increase in cash provided by investing activities during the six months ended June 30, 2011 was due primarily to the Settlement Agreement entered into with the Bank in May 2011 covering the surrender and transfer of the REIT Securities to the Bank in the amount of $478.0 million.

Net cash used in financing activities increased to approximately $542.4 million during the six months ended June 30, 2011, compared to $13.6 million used during the six months ended June 30, 2010.  The increase in cash used in financing activities during the six months ended June 30, 2011 was principally due to the increase in the pay down of debt (Notes payable) from the $478.0 million REIT stock settlement and dividends paid by the Bank’s REIT for the third and fourth quarters of 2010 and for the full year of 2011 on March 31, 2011 in the aggregate amount of $63.8 million.

Borrowings

Substantially all of the Company’s debt was incurred in connection with the purchase and origination of residential 1-4 family mortgage loans prior to December 2007.  These borrowings are shown in the Company’s Consolidated Financial Statements as Notes payable (also referred to as term debt or Legacy Debt herein).  The Company ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the Bank.  In 2008, the Company changed its business model to become a provider to third parties of specialized loan servicing and recovery collection services, due diligence and certain other services to the residential mortgage loan industry, and has operated these activities through FCMC.

At June 30, 2011, the Company had total borrowings, Notes payable and Financing agreements, of $824.9 million under the Restructuring Agreements, of which $786.6 million was subject to the Company’s debt restructured in the March 2009 Restructuring and $38.4 million was subject to the Unrestructured Debt.  During the quarter ended June 30, 2011, $12.6 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid, of which $2.8 million was added to tranche A debt.  During the six months ended June 30, 2011, $26.4 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid, of which $7.2 million was added to tranche A debt.

At June 30, 2011, FCMC had no debt outstanding under the revolving line under its Licensing Credit Agreement with the Bank, which is shown in the Company’s financial statements as “Financing agreement.”

For a description the Company’s borrowing agreements, see Note 9 – “Notes Payable and Financing Agreements.”

Interest Rate Swaps

As of June 30, 2011, the Company had no outstanding interest-rate swap agreements in place to reduce the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR.  All of our past interest-rate swap agreements were executed with the Bank.  See Note 7 – “Derivatives.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, real estate, delinquency and default risks of the loans that we service for third parties and the loans in our portfolio that remain on the balance sheet, and changes in corporate tax rates.  A material change in these rates or risks could adversely affect the Company’s operating results and cash flows.

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

The Company’s operating results, effective March 31, 2011, depend on its net revenues from servicing loans and performing due diligence and other services for third parties and the interest paid on its borrowings.  As a result of the Settlement Agreement entered into with the Bank in May 2011, and effective March 31, 2011, covering the surrender and transfer of the Company’s investment in preferred and common stock of the Bank’s REIT, the Company essentially has no interest-earning assets remaining to provide interest income to service its remaining balance of interest-bearing borrowed funds.  Our borrowings are based principally on a variable rate (one-month LIBOR), which creates a total mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings.  Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest expense and, therefore, net losses in the future.  We have used from time to time interest-rate derivatives, essentially interest-rate swaps, to hedge our interest rate exposure by converting a portion of our highly interest-sensitive borrowings from variable-rate payments to fixed-rate payments.  However, effective as of January 5, 2011, the Bank terminated the remaining $390 million balance of interest-rate swaps intended to hedge a portion of the interest-rate risk.  Therefore, as of June 30, 2011, a 1% instantaneous and sustained increase in one-month LIBOR would have the effect of increasing quarterly interest expense by approximately $1.6 million, pre-tax, which would negatively impact our quarterly after-tax loss.  See Note 9 – “Notes Payable and Financing Agreements.”

Real Estate Risk

Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions, which may be adversely affected by industry slowdowns and other factors; local real estate conditions (such as the supply of housing or the rapid increase in home values).  Decreases in property values reduce the value of the collateral and the potential proceeds available to borrowers to repay their mortgage loans, which could cause a decrease in collections on the loans we service for third parties and, therefore, a reduction in servicing revenues.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

      There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and revised and updated in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, other than as set forth below.

Risks Related to Our Business

•	Our borrowings are sensitive to changes in interest rates.

•
We will not be able to reduce the Legacy Debt.  (As an update, the Company’s Investment in REIT securities was surrendered to the Bank on May 23, 2011; and, accordingly, the Company will be unable to repay the Legacy Debt at the March 31, 2012 maturity or earlier termination of the Legacy Credit Agreement.)

•	Our operating losses commencing with the quarter ended September 30, 2011 and in 2012 and beyond will increase due to the surrender and transfer to the Bank of the REIT securities.

•	Our business is sensitive to, and can be materially affected by, changes in interest rates.

•	The Company may not be able to continue as a going concern.

•
Our Restructuring Agreements and Forbearance Agreements with the Bank require us to observe certain covenants, and our failure to satisfy such covenants could render us insolvent.  (As an update, Franklin Holding was discharged from its limited recourse guarantee under the Legacy Credit Agreement.)

•
If our lenders fail to renew our available credit under the Licensing Credit Agreement for additional terms, our revolving line of credit and letter of credit facilities will expire on September 30, 2011.  (As an update, on May 23, 2011, the Licensing Credit Agreement was extended to September 30, 2012.)

•
If our lenders fail to renew our loans under the Legacy Credit Agreement for additional terms or provide us with refinancing opportunities, our legacy indebtedness will become due and payable in 2012.  (As an update, Franklin Holding was discharged from its limited recourse guarantee under the Legacy Credit Agreement.  However, as the Company’s Investment in REIT securities was surrendered to the Bank on May 23, 2011, should the Legacy Credit Agreement not be renewed prior to maturity, the Company, without any refinancing opportunities presented by our lenders, will be unable to repay the Legacy Debt.)

•	If our lenders fail to extend the Forbearance Agreement covering the Unrestructured Debt, the Unrestructured Debt will become due and payable September 2011.

•
The clients for whom we service loans may transfer our rights as servicer and we may be unable to add business or take appropriate cost saving measures to replace reduced revenues.  (As an update, the Bosco I lending agreement expired on May 28, 2011, without being renewed or extended.  Although Bosco I is still the owner of the collateral and FCMC remains as the servicer of the mortgage loans it is uncertain whether the lenders will foreclose on the collateral or continue in the foreseeable future to permit FCMC to remain the servicer of the mortgage loans.)

•
Our ability to fund operating expenses depends on the cash flow received from servicing loans for third parties.  (As an update, the preferred stock investment in the form of REIT Securities was surrendered to the Bank on May 23, 2011 and the Licensing Credit Agreement was extended to September 30, 2012.)

•	A prolonged economic slowdown or a lengthy or severe recession could harm our servicing operations, particularly if it results in a decline in the real estate market.

•	We may not be successful in expanding or implementing our planned business of providing servicing and other mortgage related services for other entities on a fee-paying basis.

•
If we do not obtain and maintain the appropriate state licenses, we will not be allowed to service mortgage loans in affected states, which would adversely affect our operations.  (As an update, the U.S. Department of Housing and Urban Development (“HUD”) on June 30, 2011 in a final rule on minimum licensing standards under the Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE Act”) did not adopt its previously proposed position that the definition of a mortgage loan originator includes individuals who for a loan servicer perform a residential mortgage loan modification involving the offering or negotiating of loan terms that are materially different from the original loan.  Instead, HUD deferred the question to the Consumer Financial Protection Bureau (“CFPB”), which effective July 21, 2011, administers and enforces the SAFE Act, on whether such individuals would be required to be licensed under the SAFE Act.  Nevertheless, approximately 30% of the states have enacted broader state laws that specifically require or are interpreted to require such individuals who perform loan modifications, including as part of loss mitigation, be licensed as a mortgage loan originator.  Although FCMC has encountered difficulty in having its servicing employees pass the SAFE Act exams, which focus primarily on loan originations, and may face regulatory action and penalties in those states in which employee loan originator licenses to the extent required to perform loan modifications may not yet have been obtained, fourteen (approximately 18%) of its servicing employees have passed the federal SAFE Act exam and, in nearly all of the states requiring loan originator licenses to perform loan modifications, an employee also has passed a state SAFE Act exam, with an individual license having been granted to an employee in a few of those states and applications pending in the other states.)

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
10.1
Settlement Agreement, dated May 23, 2011, by and among The Huntington National Bank, the Registrant, Franklin Credit Asset Corporation, Franklin Asset, LLC, each other Borrower listed on the signature pages to the Legacy Credit Agreement or any schedule thereto, and Franklin Credit Management Corporation.  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 27, 2011.

10.2
Amendment No.3 to Amended and Restated Credit Agreement by and among Franklin Credit Asset Corporation, Tribeca Lending Corp., Franklin Asset, LLC and the Other Borrowers Party thereto as Borrowers, the Financial Institutions Party thereto as Lenders, and The Huntington National Bank, as Administrative Agent, dated May 23, 2011.  Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 27, 2011.

10.3
Second Amendment to Amended and Restated Pledge Agreement, dated May 23, 2011, by and between the Registrant and The Huntington National Bank, as Administrative Agent.  Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 27, 2011.

10.4
Release, Cancellation and Discharge of Limited Recourse Guaranty of Registrant dated May 23, 2011.  Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 27, 2011.

10.5
Amendment No. 4 to the Amended and Restated Credit Agreement (Licensing), dated May 23, 2011, by and among Franklin Credit Management Corporation, the Registrant, the Financial Institutions Party thereto as Lenders, and The Huntington National Bank, as Administrative Agent.  Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 27, 2011.

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

FRANKLIN CREDIT HOLDING CORPORATION

	By:	/s/ THOMAS J. AXON
	Name:	Thomas J. Axon
	Title:	President
August 15, 2011		(Principal Executive Officer)

	By:	/s/ PAUL D. COLASONO
Paul D. Colasono
Executive Vice President and Chief Financial Officer
August 15, 2011		(Principal Financial Officer)