Form 10-Q
period 2011-09-30
FRANKLIN CREDIT HOLDING CORP/DE/
filed 2011-11-14
CIK 831246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

☐Large accelerated filer	☐ Accelerated filer
☐Non-accelerated filer	☒ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☒

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 9, 2011:  8,028,795

FRANKLIN CREDIT HOLDING CORPORATION

FORM 10-Q

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$12,986,370	$12,640,619
Restricted cash	913,707	2,407,194
Investment in REIT securities	—	477,316,409
Investment in trust certificates at fair value	114,067	1,505,978
Mortgage loans and real estate held for sale	—	7,500,863
Notes receivable held for sale, net	2,628,317	2,857,312
Accrued interest receivable	22,958	28,245
Deferred financing costs, net	4,116,478	6,923,169
Other receivables	2,053,235	3,463,029
Building, furniture and equipment, net	820,090	1,038,152
Other assets	823,439	2,633,072
Total assets	$24,478,661	$518,314,042

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Liabilities:
Notes payable, net of debt discount of $103,242 at September 30, 2011and $181,616 at December 31, 2010	$835,942,343	$1,340,838,509
Nonrecourse liability	—	7,500,863
Accounts payable and accrued expenses	3,279,943	9,454,136
Derivative liabilities, at fair value	—	4,922,375
Income tax payable, net	912,650	274,266
Terminated derivative liability	—	8,200,000
Total liabilities	840,134,936	1,371,190,149

Commitments and Contingencies

Stockholders’ (Deficit):
Preferred stock, $0.001 par value; authorized 3,000,000; issued and outstanding: none	—	—
Common stock and additional paid-in capital, $0.01 par value, 22,000,000 authorized shares; issued and outstanding: 8,028,795 at September 30, 2011 and 8,028,795 at December 31, 2010	20,700,643	20,588,782
Noncontrolling interest in subsidiary	2,992,385	3,174,632
Accumulated other comprehensive (loss)	—	(3,140,312)
Retained (deficit)	(839,349,303)	(873,499,209)
Total stockholders’ (deficit)	(815,656,275)	(852,876,107)

Total liabilities and stockholders’ (deficit)	$24,478,661	$518,314,042

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Interest income	$161,682	$4,618,827	$560,870	$26,970,424
Dividend income	—	—	63,775,796	21,258,599
Gain on settlement of REIT securities	—	—	683,591	—
Gain on settlement of swap liability	—	—	14,662,661	—
Fair valuation adjustments	137,745	(3,597,322)	1,003,541	(18,269,119)
Servicing fees and other income	3,085,772	3,096,219	10,497,873	5,805,155
Total revenues	3,385,199	4,117,724	91,184,332	35,765,059

Operating Expenses:
Interest expense	11,503,103	17,134,597	41,929,152	52,943,314
Collection, general and administrative	3,934,085	7,121,464	11,916,750	22,121,791
Amortization of deferred financing costs	800	275,650	2,806,691	339,342
Depreciation	78,548	108,175	242,481	395,976
Total expenses	15,516,536	24,639,886	56,895,074	75,800,423

(Loss)/income before provision for income taxes	(12,131,337)	(20,522,162)	34,289,258	(40,035,364)
Income tax	—	(99,300)	226,000	73,000
Net (loss)/income	(12,131,337)	(20,422,862)	34,063,258	(40,108,364)
Net (loss)/income attributed to noncontrolling interest	(63,265)	(71,293)	(86,648)	42,840
Net (loss)/income attributed to common stockholders	$(12,068,072)	$(20,351,569)	$34,149,906	$(40,151,204)

Net (loss)/income per common share:
Basic and diluted	$(1.50)	$(2.54)	$4.25	$(5.01)

Weighted average number of shares outstanding:
Basic and diluted	8,028,795	8,021,295	8,028,449	8,020,921

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2011

	Common Stock and Additional Paid-in Capital
	Shares	Amount	Noncontrolling Interest in Subsidiary	Accumulated Other Comprehensive Loss	Retained (Deficit)/ Earnings	Total
BALANCE, JANUARY 1, 2011	8,028,795	$20,588,782	$3,174,632	$(3,140,312)	$(873,499,209)	$(852,876,107)

Stock-based compensation	—	16,262	—	—	—	16,262
Net (loss) attributed to noncontrolling interest	—	—	(86,648)	—	—	(86,648)
Non-dividend distribution	—	95,599	(95,599)	—	—	—
Amortization – unrealized loss on derivatives	—	—	—	3,140,312	—	3,140,312
Net income attributed to common stockholders	—	—	—	—	34,149,906	34,149,906

BALANCE, SEPTEMBER 30, 2011	8,028,795	$20,700,643	$2,992,385	$—	$(839,349,303)	$(815,656,275)

For the three months ended September 30, 2011, due to the termination of the remaining interest rate swaps and in the quarter ended June 30, 2011 the full satisfaction of the indebtedness relating to the interest rate swaps, there was no amortization of unrealized loss on derivatives and, therefore, the total comprehensive loss and the net loss both were $12.0 million during the period.  For the three months ended September 30, 2010, the total comprehensive loss amounted to $18.4 million, which was comprised of the net loss of $20.4 million and the reversal of unrealized loss on derivatives of $2.0 million.

For the nine months ended September 30, 2011, the total comprehensive income amounted to $37.4 million, which was comprised of the net income of $34.3 million and amortization of unrealized loss on derivatives of $3.1 million.  For the nine months ended September 30, 2010, the total comprehensive loss amounted to $33.0 million, which was comprised of the net loss of $40.2 million and the reversal of unrealized loss on derivatives of $7.2 million.

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) attributed to common stockholders	$34,149,906	$(40,151,204)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	242,481	395,976
Fair valuation adjustments	(1,003,541)	18,269,119
Gain on settlement swap liability	(14,662,661)	—
Gain on settlement of REIT securities	(683,591)	—
Principal collections on mortgage loans and real estate held for sale, net	—	16,915,668
Payments on nonrecourse liability	(3,304,062)	(248,722,648)
Paid in kind interest	37,629,545	33,429,445
Proceeds from the sale of real estate held for sale	5,397,882	235,791,506
Proceeds from the sale of investment in trust certificates	—	44,740,727
Amortization of deferred financing costs	2,806,691	339,342
Amortization of debt discount	78,374	9,239
Stock-based compensation	16,262	30,488
Net (loss)/income attributed to noncontrolling interest in subsidiary	(86,648)	42,840
Changes in operating assets and liabilities:
Accrued interest receivable	5,287	9,568
Other receivables	1,409,794	(850,010)
Income tax receivable	—	5,592,370
Other assets	1,809,633	(5,580,272)
Accounts payable and accrued expenses	(1,493,595)	525,509
Taxes payable	638,384	967,340
Net cash provided by operating activities	62,950,141	61,755,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	1,493,487	56,775
Proceeds from the settlement of REIT securities	478,000,000	—
Principal collections on notes receivable	530,626	845,122
Purchase of building, furniture and equipment	(24,419)	(58,825)
Net cash provided by investing activities	479,999,694	843,072

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of notes payable	(542,604,084)	(58,699,645)
(Repayments) from financing agreements	—	(1,000,000)
Repayment of notes payable	—	(5,000,000)
Net cash used in financing activities	(542,604,084)	(64,699,645)

NET CHANGE IN CASH AND CASH EQUIVALENTS	345,751	(2,101,570)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$12,640,619	15,963,115
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,986,370	$13,861,545

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$5,743,960	$17,754,235
Cash payments for taxes	$14,390	$368,245

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

As used herein, references to the “Company,” “Franklin Holding,” “we,” “our” and “us” refer to Franklin Credit Holding Corporation (“FCHC”), collectively with its subsidiaries (including Franklin Credit Management Corporation); references to “FCMC” refer to Franklin Credit Management Corporation, the Company’s servicing business subsidiary; references to the “Legacy Debt” refer to the indebtedness owed to The Huntington National Bank (“Huntington” or the “Bank”) and its participants excluding the Unrestructured Debt (see below); and, the “Total Debt” refers to aggregate of the Legacy Debt and Unrestructured Debt, which is total indebtedness owed to the Bank and its participants.

Overview

Expired Forbearance Agreement with Lead Lending Bank

Prior to the agreements entered into with the Bank in connection with the March 31, 2009 restructuring (the “Restructuring Agreements”), our indebtedness was governed by forbearance agreements and prior credit agreements with the Bank.  Effective as of March 31, 2009, all of our borrowings, with the exception of the current amount of $38.2 million (referred to as the “Unrestructured Debt”), are governed by credit agreements entered into as part of the Restructuring Agreements.  The Unrestructured Debt, which was due and payable as of September 30, 2011 under the Company’s 2004 master credit agreement with the Bank, was subject to the original terms of the forbearance agreements entered into with the Bank in December 2007 and subsequent amendments thereto until the expiration pursuant to their terms on September 30, 2011.  In connection with the Restructuring Agreements, certain of the forbearance agreements to which subsidiaries of Franklin Holding were parties were collapsed into the Legacy Credit Agreement (as defined below) while the forbearance agreement covering the Unrestructured Debt (the “Forbearance Agreement”) remained in place.  Although the Bank under the Forbearance Agreement had agreed not to exercise certain rights available to it due to the defaults under the 2004 master credit agreement governing the Unrestructured Debt, such restrictions are no longer effective since the Forbearance Agreement has now expired.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Borrowings” and Note 9.

Due to the previously existing defaults under the 2004 master credit agreement and expiration of the forbearance period with respect to the Bank’s rights and remedies under that credit agreement, the Bank, with notice, has the right to call an event of default under the legacy credit agreement with the Bank and its participating banks, dated as of March 31, 2009, as amended (the “Legacy Credit Agreement”), but not the licensing credit agreement between Franklin Holding and FCMC, on one hand, and the Bank and its participating lenders, on the other hand, dated March 31, 2009, as amended (the “Licensing Credit Agreement”), which does not include cross-default provisions that would be triggered by such an event of default under the Legacy Credit Agreement.  The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets and stock of FCMC (except for a second-priority lien of the Bank on $7.5 million of cash collateral held as security under the Licensing Credit Agreement).  The Bank has not exercised the rights and remedies available to it with respect to the Unrestructured Debt.

FCMC is not obligated to the Bank with respect to the Unrestructured Debt and any references to FCMC in the Company’s 2004 master credit agreement governing the Unrestructured Debt were amended to refer to Franklin Credit Asset Corporation, a wholly-owned subsidiary of Franklin Holding (“Franklin Asset”).

The Bank, which holds legal title to the commercial loans governing the Unrestructured Debt, has through participation agreements transferred 100% of the beneficial interest in the commercial loans to two parties, each holding a 50% beneficial interest in the commercial loans.  One of the participants is Bosco Credit III, LLC, a related party in which 50% of the membership interests in said entity are held by Thomas J. Axon, the Company’s Chairman and President.

Going Concern Uncertainty – Franklin Holding

The Company since September 30, 2007 has been and continues to be operating with significant operating losses and stockholders’ deficit.  At September 30, 2011, the Company’s outstanding indebtedness (the Total Debt), was approximately $836.0 million, which consisted of approximately $797.8 million of Legacy Debt due to the Bank and approximately $38.2 million of Unrestructured Debt, with substantially no remaining income-generating assets (other than FCMC, which but for cash collateral of $7.5 million held by FCMC and subject to a second-priority lien of the Bank, is not liable for the Total Debt); and, consequently, the Company will not be able to pay off the outstanding balance of the Total Debt.  Further, due to the September 30, 2011 expiration of the Forbearance Agreement, under which the Bank had agreed not to exercise certain rights available to it due to the defaults under the 2004 master credit agreement governing the approximately $38.2 million of Unrestructured Debt, the Bank is entitled to declare the Unrestructured Debt, and with notice, the remaining Legacy Debt under the Legacy Credit Agreement (which, in any event is set to mature on March 31, 2012) immediately due and payable.  (The Total Debt is not an obligation of FCMC.)  Without the continued cooperation and assistance from the Bank, the consolidated Franklin Holding’s ability to continue as a viable business is in substantial doubt, and it may not be able to continue as a going concern.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Borrowings” and Note 9.

The Company had net income attributed to common stockholders of $34.1 million for the nine months ended September 30, 2011 as a result of (i) dividend income recognized during the three months ended June 30, 2011 due to the surrender and transfer of the Company’s Investment in REIT securities, (ii) dividend income recognized during the three months ended March 31, 2011 representing the dividends paid for the third and fourth quarters of 2010 and the first quarter of 2011, and (iii) a gain recognized during the three months ended June 30, 2011 on the settlement of the Company’s swap liability as a result of the full satisfaction of indebtedness relating to the termination of the Company’s interest rate swaps.  Excluding the $31.9 million of dividend income recognized during the three months ended June 30, 2011, the $31.9 million of dividend income recognized during the three months ended March 31, 2011, and the gain on the settlement of the swap liability totaling approximately $14.7 million recognized during the three months ended June 30, 2011, the Company would have recorded a net loss before taxes of approximately $44.3 million for the nine months ended September 30, 2011.  For the nine months ended September 30, 2010, the Company had a net loss of $40.2 million.  The Company had income per common share for the nine months ended September 30, 2011 of $4.25 both on a diluted and basic basis, compared to a loss per common share of $5.01 on both a diluted and basic basis for the nine months ended September 30, 2010.  At September 30, 2011, the Company’s stockholders’ deficit was $815.7 million.  At December 31, 2010, the Company’s stockholders’ deficit was $852.9 million.

Potential Separation of FCMC from FCHC

The Company anticipates that it will break out its separate mortgage servicing subsidiary, FCMC, from Franklin Holding’s consolidated group as a separate company through some form of “spin-off” or similar type of transaction, preferably around the end of the first quarter in 2012, subject to numerous conditions, including approval by its board of directors and the Bank, the effectiveness of any required filings with the Securities and Exchange Commission, compliance with applicable legal and regulatory solvency requirements, regulatory approvals to the extent required, and accounting and tax treatment considerations.  It is the Company’s objective to spin off its 80% ownership of FCMC to the stockholders of FCHC through some form of separation such as a spin-off type transaction or to negotiate a pre-packaged bankruptcy of FCHC and its subsidiary companies (but not FCMC) with major stakeholders that would include such a spin-off of FCMC, either of which would result in FCMC emerging as a separate publicly-owned company.

Subject to the final approval of the Bank, the Bank consented as part of the September 2010 transaction to a spin-off of the ownership of FCMC.  In the July 2010 transaction, which was amended and modified in part by the September 2010 transaction, the parties agreed that in connection with a potential restructuring (referred to as the “Potential Restructuring”), if acceptable to the Bank and the required lenders, in each party’s sole discretion, and if the Potential Restructuring would not result in material tax, legal, regulatory, or accounting impediments or issues for Franklin Holding or FCMC, the Bank would use its reasonable efforts to assist Franklin Holding and FCMC in connection with such a Potential Restructuring in obtaining the approval of the required lenders and consenting to any change of control in connection with a potential restructuring to the extent required under the Company’s Legacy Credit Agreement with the Bank, and FCMC or Franklin Holding would reimburse and hold the Bank and the required lenders harmless from any reasonable expense incurred by them in connection with any such Potential Restructuring.

There can be no assurance, however, that the Company’s board of directors will approve or FCMC will be successful in completing a separation of FCMC as tax, shareholder, legal, regulatory, accounting or other matters could present significant impediments to accomplishing such a separation.

The Company’s Business

Franklin Credit Holding Corporation (FCHC).  The Company had a net loss attributed to common stockholders of $12.1 million for the three months ended September 30, 2011, compared with a net loss of $20.4 million for the three months ended September 30, 2010.  The Company had net income attributed to common stockholders of $34.1 million for the nine months ended September 30, 2011 principally as a result of the Bank’s REIT declaring and paying dividends on March 31, 2011 for the third and fourth quarters of 2010 and for the full year of 2011 in the aggregate amount of $63.8 million, all of which was recognized in the nine months ended September 30, 2011, and a gain on the settlement of the Company’s swap liability totaling approximately $14.7 million as a result of the full satisfaction of indebtedness relating to the termination of the Company’s interest rate swaps.  For the nine months ended September 30, 2010, the Company had a net loss of $40.2 million.  At September 30, 2011, the Company’s stockholders’ deficit was $815.7 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Except for the mortgage servicing business conducted through FCMC, the business activities of Franklin Credit Holding Corporation and its subsidiary companies following the December 2008 holding company formation and corporate reorganization and 2009 debt restructuring (the “Restructuring” or “March 2009 Restructuring”) have principally consisted of making payments on the Legacy Debt in accordance with the Legacy Credit Agreement.  Payments made on the Legacy Debt generally have been limited to the cash flows received from the Bank’s Trust (the “Trust”) and from the dividends received from the investment in preferred stock of the Bank’s REIT.  However, since the September 2010 Transactions (as described in Note 9) with the Bank, and until May 23, 2011 when the Company entered into a settlement agreement covering the surrender and transfer of the Company’s investment in preferred stock and common stock of the Bank’s REIT subsidiary (the “REIT Securities”) held by the Company (and pledged as collateral under the Legacy Credit Agreement) with the Bank (the “Settlement Agreement”), payments made on the Legacy Debt generally have been limited principally to the cash flows received from dividends received from the investment in preferred stock of the Bank’s REIT. As a result of the Company’s surrender and transfer of the REIT Securities to the Bank, the Company, as of May 2011, is left without what had been essentially the remaining principal cash-flow generating asset available to service the outstanding principal balance of the Legacy Debt, and the Company will be unable to pay the principal balance of the Legacy Debt at the maturity of the Legacy Credit Agreement on March 31, 2012 (or upon earlier termination under the provisions of the Legacy Credit Agreement).  The Company’s remaining cash flows available to service the outstanding principal balance of the Total Debt are from the Investment in trust certificates at fair value (which as of September 30, 2011, was supported by a very small pool of real estate owned properties held by the Trust) and the Notes receivable held for sale, net.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Borrowings” and Note 9.

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

Franklin Credit Management Corporation (FCMC). Since the Reorganization and the March 2009 Restructuring, the Company’s operating business has been conducted solely through FCMC, a specialty consumer finance company primarily engaged in specialized residential mortgage loan collections and recovery servicing, for third parties, and in the due diligence, analysis, pricing and acquisition of residential mortgage portfolios, for third parties.  FCMC, the servicing company within Franklin Holding’s consolidated group of companies, has positive net worth, and all assets, except for cash collateral of $7.5 million, and its equity are free from pledges to the Bank.  Except for such cash collateral, the Company’s Total Debt is not an obligation of FCMC.

At September 30, 2011, FCMC had total assets of $30.0 million and had stockholders’ equity of $15.0 million.  Under Amendment No. 2 to the Licensing Credit Agreement with the Bank, FCMC has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility with the Bank, both of which are secured by cash collateral in the amount of $7.5 million.  The Licensing Credit Agreement expires on September 30, 2012. At September 30, 2011, FCMC had no debt outstanding under the revolving line and approximately $5.3 million of letters of credit under the Licensing Credit Agreement.

The Company, through FCMC, provides specialized servicing, collection and recovery services for third parties that following the July and September 2010 loan sales by the Bank have been primarily entities related to Mr. Axon.  Effective September 30, 2010, FCMC has been operating its servicing, collections and recovery business free of pledges of its stock and free of significant restrictive covenants under the Legacy Credit Agreement with the Bank, which governs the substantial debt owed to the Bank by subsidiaries of FCHC, other than FCMC.

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

At September 30, 2011, FCMC had four significant servicing contracts to service 1-4 family mortgage loans and owned real estate, principally consisting of first and second-lien loans and owned properties secured by 1-4 family residential real estate that were previously acquired and originated by Franklin entities and transferred to the Bank’s Trust in the March 2009 Restructuring, and then sold in July and September 2010 by the Trust and the Bank to third parties in the quarter ended September 30, 2010 (the “Loan Sales”) and in the sales of loans in December 2010 (the “December Loan Sale”).

Loan Servicing and Collection Operations

At September 30, 2011, our servicing and collection business, conducted through FCMC, consisted of 83 servicing and collection employees who serviced and provided recovery collection services and actively managed approximately 31,000 loans and real estate properties (with an unpaid principal balance of approximately $1.51 billion), including approximately 21,222 first and second-lien loans for the Bosco entities, which are related-party entities of FCMC: approximately 2,108 home equity loans for Bosco Credit, LLC (“Bosco I”); approximately 18,570 subordinate-lien loans for Bosco Credit II, LLC (“Bosco II”); approximately 534 actively serviced first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses, and approximately 628 actively serviced loans (representing 100% of the loans securing the Unrestructured Debt) underlying a 50% participation interest in each of the commercial loans to the Company covering that portion of the Company’s Unrestructured Debt with the Bank, for Bosco Credit III, LLC (“Bosco III”); and, approximately ten (10) real estate owned properties serviced for Bosco Credit IV, LLC (“Bosco IV”).  Included in the Company’s consolidated revenues were servicing fees recognized from servicing the portfolios for the Bosco entities of $5.0 million and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively.  See Note 12.

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

Deficiency Recovery & Judgment Processing Department (“Recovery”).  The Recovery group pursues principally hard-to-collect consumer debt on a first, second, or third-placement basis.  Our recovery department’s primary objective is to maximize the recovery of unpaid principal on each seriously delinquent account by offering borrowers multiple workout solutions and/or negotiated settlements.  The recovery unit performs a complete analysis of the borrower’s financial situation, taking into consideration lien status, in order to determine the best course of action.  Based on the results of our analysis, we determine to either continue collection efforts and a negotiated workout of settlement or seek a money judgment against the borrower for the amount due.  Agents may qualify borrowers for Temporary Relief and Expanded Temporary Relief programs where appropriate.  Agents will seek to perfect a judgment against a borrower and may seek wage garnishment, if economically justified by the borrower’s finances and if provided by the client’s servicing agreement.

Our servicing and collection operations also include the following principal functions/groups:

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

Licenses to Service Loans

By letter dated April 12, 2010, the New York State Banking Department (which is now a part of the New York State Department of Financial Services) had notified FCMC that in connection with its review of FCMC’s financial statements and mortgage servicing volume, its application for registration as a mortgage servicer in that state, which FCMC had filed during the transitional period allowed by the state for registration of mortgage servicers doing business in New York State on June 30, 2009, could not be accepted for processing until FCMC addressed its “Adjusted Net Worth” (as defined by the New York State Banking Department), which the Banking Department had determined to be below the minimum adjusted net worth requirement for mortgage servicers of at least 1% of the outstanding principal balance of aggregate mortgage loans serviced (whether or not in New York), but in any event not less than $250,000; and, (ii) a ratio of Adjusted Net Worth to the outstanding principal balance of New York mortgage loans serviced of at least 5%.

On September 9, 2010, the New York State Banking Department found the capital plan submitted by FCMC on May 12, 2010 (to address how FCMC would achieve compliance with regulatory net worth requirements that were adopted in New York State in 2009 for mortgage servicers) to be satisfactory and accepted for processing the application of FCMC to continue to service residential mortgage loans in that state and granted a twelve-month waiver of otherwise applicable net worth requirements.  The capital plan was to remain effective and enforceable until FCMC regained full compliance with net worth and financial responsibility requirements.

On August 24, 2011 (as filed for publication in the state register on September 14, 2011), new regulations were adopted that lowered minimum adjusted net worth requirements to a minimum of at least $250,000 plus ¼ of 1% of the outstanding principal balance of aggregate mortgage loans serviced (whether or not in New York), provided, that, if such person is solely a third-party servicer (as defined in the regulations) with respect to certain mortgage loans and owns other mortgage loans or the servicing rights thereto, it shall maintain net worth of at least $250,000 plus ¼ of 1% of the outstanding principal balance of the non-third party servicer loans and ¼ of 1% of the outstanding principal amount of the New York mortgage loans for which it is a third-party servicer.  As FCMC is in compliance with such requirements, its capital plan is no longer in effect.  However, its application to be a registered mortgage servicer is still pending with the New York State Department of Financial Services.

Due Diligence Services

During 2008, capitalizing on our acquisition experience with residential mortgage loans, FCMC began providing due diligence services for third parties not related to us or the Bank, on a fee-paying basis.  During the nine months ended September 30, 2011, we were engaged in a due diligence assignment principally for one unrelated third party.

Financing

In December 2007, the Company entered into forbearance agreements with the Bank with respect to its borrowing arrangements.

In March 2009 and through December 31, 2010, Franklin entered into a series of restructuring agreements and amendments to restructuring agreements with the Bank (the March 2009 Restructuring Agreements), pursuant to which the Company’s debt, loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, except for approximately $38.2 million of the Company’s Unrestructured Debt (as of September 30, 2011) with the Bank, which was subject to the Forbearance Agreement that expired on September 30, 2011.

FCMC has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility with the Bank, and cash collateral securing the revolving loan and letter of credit facilities of $7.5 million.  The Licensing Credit Agreement expires on September 30, 2012.

At September 30, 2011, FCMC had no debt outstanding under the revolving line and approximately $5.3 million of letters of credit under the Licensing Credit Agreement with the Bank.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s estimates and assumptions, effective as of the March 2009 Restructuring and through the period ended June 30, 2011, primarily arose from uncertainties and changes associated with interest rates, credit exposure and fair market values of its investments in trust certificates, mortgage loans and real estate held for sale and REIT securities.  Effective July 1, 2011, the Company’s estimates and assumptions primarily arise from uncertainties and changes associated with interest rates.  Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends, market values and interest rates and other conditions may occur which could cause actual results to differ materially.  For additional information refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission, and, if applicable, Quarterly Reports on Form 10-Q, which the Company urges investors to consider.

Because substantially all of the Company’s portfolio of subprime mortgage loans and owned real estate was transferred to the Bank’s Trust (with the loans and owned real estate transferred to the Bank’s Trust collectively referred to herein as the “Portfolio”) in exchange for trust certificates, with certain trust certificates, representing an undivided interest in approximately 83% of the Portfolio, transferred in turn by the Company to a real estate investment trust wholly-owned by the Bank, the Portfolio transferred by the Company to the Trust on March 31, 2009 continued to be included on the Company’s consolidated balance sheets, the revenues from such loans were reflected in the Company’s consolidated results up to the effective dates of the Loan Sales that took place in July and September 2010 (described below), in accordance with GAAP, notwithstanding the fact that trust certificates representing an undivided interest in approximately 83% of the Portfolio were transferred to Huntington’s REIT in the Restructuring.  Accordingly, the fees received from Huntington subsequent to March 31, 2009 and through principally the six months ended June 30, 2010 for servicing their loans and the third-party costs incurred by us in the servicing and collection of their loans and reimbursed by Huntington, for purposes of these Consolidated Financial Statements were not recognized as servicing fees and reimbursement of third-party servicing costs, but instead as additional interest and other income earned, with offsetting expenses in an equal amount, as if the Company owned and self-serviced the loans.

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

Basic and diluted net loss per share is calculated by dividing net loss attributed to common shareholders by the weighted average number of common shares outstanding during the period.  The effects of warrants, restricted stock and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive.  Dilutive potential common shares are calculated using the treasury stock method.  For the three and nine months ended September 30, 2011 and 2010, 230,000 and 262,000 stock options, respectively, were not included in the computation of net loss per share because they were antidilutive.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”).  This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures.  This guidance is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations

In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”).  The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities.  The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The adoption of this standard is not expected to have any material impact on the Company’s consolidated financial position and results of operations.

3.	CASH AND CASH EQUIVALENTS

At September 30, 2011 and December 31, 2010, the Company had $13.0 million and $12.6 million, respectively, in cash and cash equivalents.  Included in Cash and cash equivalents at both September 30, 2011 and December 31, 2010 was pledged cash to the Bank of $7.5 million under the Licensing Credit Agreement (secured by a first-priority lien) and Legacy Credit Agreement (secured by a second-priority lien).

4.	INVESTMENT IN PREFERRED AND COMMON STOCK (HUNTINGTON REIT SECURITIES)

The Company at September 30, 2011 did not have any Investment in REIT securities.  The Company’s Investment in REIT securities, which were surrendered to the Bank on May 23, 2011, included preferred and common stocks of the Bank’s REIT.  On or about June 14, 2010, the REIT, in which the Company owned 4,724 shares of Class C preferred stock and seven shares of common stock, was merged with another REIT of the Bank, with the Company receiving, in exchange for preferred stock and common stock held in the initial REIT, 4,724 shares of Class C preferred stock and 154 shares of common stock of the combined REIT, which did not constitute a change in the approximate fair value or carrying value of the Company’s investment.  In addition, the terms of the new Class C shares of the combined REIT mirrored the terms of the Class C shares of the initial REIT.

On July 23, 2010, the Company was verbally notified by the Bank that due to losses recognized by the new combined REIT from a write-down of the carrying value of the mortgage loans owned by the Trust, the board of directors of the new combined REIT decided not to declare any preferred dividends for the third and fourth calendar quarters of 2010.

In February 2011, the Company was advised that the REIT board in February 2011 declared dividends on the REIT Securities for the two quarterly periods ended December 31 and September 30, 2010, and also declared a dividend for the full year of 2011.  On March 31, 2011, the Company received the declared dividends on the REIT Securities in the amount of $63.8 million, of which $31.9 million was recognized in the three months ended March 31, 2011 representing dividends paid for the last two quarters of 2010 and the first quarter of 2011.  The dividends paid on March 31, 2011 for the three quarterly periods ended December 31, 2011 in the amount of $31.9 million, which were deferred, were recognized in earnings in the three months ended June 30, 2011 due to the surrender of the REIT Securities to the Bank on May 23, 2011.

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

The proceeds of $63.8 million from the REIT dividend payment received on March 31, 2011 were applied to pay off the outstanding balance of accrued and unpaid monthly costs of the January 25, 2011 terminated interest rate swaps of $5.5 million and to pay down the unpaid principal of tranche A debt by approximately $58.3 million.  None of the dividends received were applied by the Bank to pay accrued and unpaid interest due on the Legacy Debt, which was added to the outstanding debt balance.  During the six months ended June 30, 2011, $26.4 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid, of which $7.2 million was added to tranche A debt.

On May 23, 2011, the Company entered into the Settlement Agreement with the Bank, a subsidiary of the Bank’s parent, and the Bank’s lending participants covering the surrender and transfer of the Company’s investment in the REIT Securities held by the Company (and pledged as collateral under the Legacy Credit Agreement) in exchange for a reduction of the outstanding balance of the Bank’s portion of tranche A debt in the amount of approximately $478 million and full satisfaction of indebtedness relating to the Company’s interest rate swaps totaling approximately $14.7 million.

5.	INVESTMENT IN TRUST CERTIFICATES AT FAIR VALUE, MORTGAGE LOANS AND REAL ESTATE HELD FOR SALE, AND NOTES RECEIVABLE HELD FOR SALE

The Investment in trust certificates at September 30, 2010, carried at estimated fair value, consisted principally of the trust certificates representing approximately 17% of the Portfolio not transferred to the Bank’s REIT as of the March 2009 Restructuring.  At September 30, 2011, the Investment in trust certificates consisted of only approximately 17% of the remaining legacy REO properties.  Activity for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine Months Ended September 30,
	2011	2010
Balance, January 1	$1,505,978	$69,355,735

Trust distributions	—	(8,316,874)
Transfers (out)	(1,391,911)	(2,604,691)
Loan sales, at fair value	—	(50,051,396)
Fair value adjustments, loan sales	—	(11,477,164)
Other fair value adjustments, net	—	5,657,577

Balance, September 30	$114,067	$2,563,187

There were no Trust distributions during the nine months ended September 30, 2011 as all the mortgage loans were sold in the third quarter of 2010.  Transfers out of the Investment in trust certificates represent REO Sales.  There were no adjustments to the estimated fair value of the Investment in trust certificates during the nine months ended September 30, 2011.  The Other fair value adjustments, net during the nine months ended September 30, 2010 include a decrease in the estimated market value of the pro rata percentage of loans underlying the Trust certificates of $128,000 and a gain on the Trust distributions of $5.7 million.

The Mortgage loans and real estate held for sale at September 30, 2010, carried at lower of cost or estimated fair value consisted principally of the trust certificates transferred to the Bank’s REIT representing approximately 83% of the Portfolio as of the March 2009 Restructuring.  At December 31, 2010, the Mortgage loans and real estate held for sale consisted of only REO properties.  At September 30, 2011, there was no balance remaining of Mortgage loans and real estate held for sale due to the Loan Sales by the Bank’s Trust of approximately 83% of the Portfolio.  Activity for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine Months Ended September 30,
	2011	2010
Balance, January 1	$7,500,863	$345,441,865

Loan sales, at fair value	—	(263,049,681)
REO sales	(6,601,076)	(12,950,234)
Principal payments	—	(16,915,671)
Loans written off	—	(23,015)
Fair value adjustments, loan sales	—	(37,826,111)
Other fair value adjustments, net	(899,787)	(1,910,623)

Balance, September 30	$—	$12,766,530

There were no principal payments or Fair value adjustments on the Mortgage loans and real estate held for sale during the nine months ended September 30, 2011 as all of the mortgage loans included therein were sold in the third quarter of 2010.  The Other Fair value adjustments, net during the nine months ended September 30, 2011 represent a reduction recognized in the quarter ended June 30, 2011 in the estimated market value of the Company’s remaining investment in Mortgage loans and real estate held for sale.  The Fair value adjustments, net during the nine months ended September 30, 2010 represent a reduction in the estimated market value of the Company’s remaining investment in Mortgage loans and real estate held for sale.  The Other fair value adjustments during the nine months ended September 30, 2010 include an increase in the estimated market value of the pro rata percentage of loans underlying the Mortgage loans and real estate held for sale of approximately $635,000 and a net loss due to REO sales of approximately $2.5 million.

Notes receivable held for sale, carried at lower of cost or estimated fair value, as of September 30, 2011 and 2010 consisted principally of the Company’s loans securing the Unrestructured Debt.  Activity for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine Months Ended September 30,
	2011	2010
Balance, January 1	$2,857,312	$3,575,323

Principal payments	(530,626)	(845,122)
Loans written off	(4,117)	(13,395)
Fair value adjustments, net	305,748	(188,429)

Balance, September 30	$2,628,317	$2,528,377

The Fair value adjustments, net during the nine months ended September 30, 2011 principally represent a gain on the principal payments on the Notes receivable held for sale.  The fair value adjustments during the nine months ended September 30, 2010 include a reduction in the estimated market value of the Notes receivable held for sale of approximately $811,000 and a gain on the principal payments of approximately $623,000.

6.	FAIR VALUATION ADJUSTMENTS

Fair valuation adjustments include adjustments in the fair value of the Investment in trust certificates, the Nonrecourse liability, and adjustments to the lower of cost or market related to Mortgage loans and real estate held for sale, and for losses on sales of real estate owned.

The following table sets forth the activity affecting the fair valuation adjustments for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(Loss)/gain on REO sold	$(8,254)	$838,383	$(314,387)	$5,187,403
Valuation (loss) on mortgage loans and REO	—	(5,620,819)	(899,787)	(39,736,734)
Valuation gain on nonrecourse liability	—	5,620,819	899,787	39,736,734
Valuation (loss) on sales of trust certificates	—	(3,882,666)	—	(11,477,164)
Valuation gain on trust certificates	—	1,758,282	—	5,657,577
Valuation gain/(loss) on notes receivable	140,303	—	305,748	(188,429)
Other adjustments	5,696	(2,311,321)	1,012,180	(17,448,506)

Gain/(loss) on valuation	$137,745	$(3,597,322)	$1,003,541	$(18,269,119)

Other adjustments during the three months ended September 30, 2011 represent estimated fair market value adjustments to offsets to the loan charge-offs.  Other adjustments during the three months ended September 30, 2010 include estimated fair market value adjustments to offsets to the REO gains of approximately $1.8 million and the offset to the interest and other income recorded on the mortgage loans of approximately $436,000.

Other adjustments during the nine months ended September 30, 2011 include estimated fair market value adjustments to offsets to the REO losses of approximately $1.0 million, a $2.3 million recovery of holdback funds from the Loan Sales by the Trust and the Bank in 2010 that were released by the Bank and applied against the Legacy Debt during the quarter ended June 30, 2011 and a charge-off in the first quarter of 2011 of a receivable balance related to the Loan Sales.  Other adjustments during the nine months ended September 30, 2010 include estimated fair market value adjustments as offsets to the REO gains of approximately $7.9 million and the offset to the interest and other income recorded on the mortgage loans of approximately $9.8 million.

7.	DERIVATIVES

As part of the Company’s interest rate risk management process, the Company entered into interest rate swap agreements in 2008.  In accordance with ASC Topic 815, Derivatives and Hedging (“Topic 815”), as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

The Company’s management of interest rate risk predominantly included the use of plain-vanilla interest rate swaps to synthetically convert a portion of its London Interbank Offered Rate (“LIBOR”)-based variable-rate debt to fixed-rate debt.  In accordance with Topic 815, derivative contracts hedging the risks associated with expected future cash flows are designated as cash flow hedges.  The Company formally documented at the inception of its hedges all relationships between hedging instruments and the related hedged items, as well as its interest risk management objectives and strategies for undertaking various accounting hedges.  Additionally, we used regression analysis at the inception of the hedge and for each reporting period thereafter to assess the derivative’s hedge effectiveness in offsetting changes in the cash flows of the hedged items.  The Company discontinued hedge accounting if it was determined that a derivative was not expected to be or had ceased to be highly effective as a hedge, and then reflected such changes in the fair value of the derivative in earnings.  All of the Company’s interest rate swaps qualified for cash flow hedge accounting, and were so designated.

As of September 30, 2011, the Company’s had no interest rate swaps agreements in place to potentially reduce the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR.  All of the Company’s interest rate swaps agreements had been executed with the Bank.

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

As of December 31, 2008, the Company removed the hedge designations for its cash flow hedges.  As a result, the Company continued to carry the December 31, 2008 balance related to those hedges in Accumulated other comprehensive loss (“AOCL”).  The balance in AOCL was amortized to earnings as part of interest expense in the same period or periods during which the hedge forecasted transaction affects earnings.  During the three months ended September 30, 2011, due to the May 23, 2011 settlement agreement entered into with the Bank, there was no balance in AOCL remaining to be amortized to earnings as part of interest expense, and, therefore no net impact to interest expense.  During the three months ended September 30, 2010, the net impact of the cash flow hedges was an increase of $2.8 million to interest expense, inclusive of $2.0 million of amortization of the AOCL balance and reclassified from AOCL into earnings, and the cost of the hedges in the amount of $3.0 million, both of which were somewhat offset by an increase of $2.2 million in the fair value of the existing swaps.  During the nine months ended September 30, 2011, the net impact of the cash flow hedges was an increase of $3.3 million to interest expense, inclusive of $3.1 million of amortization of the AOCL balance and reclassified from AOCL into earnings and the cost of the hedges in the amount of $194,000.  During the nine months ended September 30, 2010, the net impact of the cash flow hedges was an increase of $11.0 million to interest expense, inclusive of $7.2 million of amortization of the AOCL balance and reclassified from AOCL into earnings, and the cost of the hedges in the amount of $9.3 million, both of which were somewhat offset by an increase of $5.5 million in the fair value of the existing swaps.

The net changes in the fair value of the Company’s derivatives, which is reflected in Derivative liabilities, at fair value, for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine Months Ended September 30,
	2011	2010
Balance, January 1	$(4,922,375)	$(13,144,591)

Cash settlements	4,922,375	9,286,127
Fair value adjustments	—	(3,882,297)

Balance, September 30	$—	$(7,740,761)

8.	FAIR VALUE MEASUREMENTS

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

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●
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

●
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

The carrying value of derivative and financial instruments on the Company’s financial statements at September 30, 2011 are as follows:

	Level 1	Level 2	Level 3	Level 3
Investment in trust certificates	$—	$—	$114,067	$—

The changes in items classified as Level 3 during the nine months ended September 30, 2011 are as follows:

	Investments	Liabilities
Balance, January 1, 2011	$1,505,978	$(7,500,863)

Total unrealized gains	—	899,787
Transfers in/(out)	(1,391,911)	1,534,846
Distributions/payments	—	5,066,230

Balance, September 30, 2011	$114,067	$—

9.	NOTES PAYABLE AND FINANCING AGREEMENTS

As of September 30, 2011, the Company had total borrowings, Notes payable and Financing agreements, of $836.0 million under the Restructuring Agreements entered into in March 2009, of which $797.8 million was subject to the Legacy Credit Agreement and $38.2 million of which was Unrestructured Debt that remained under a credit facility excluded from the Restructuring Agreements.  Substantially all of the Legacy Debt and the Unrestructured Debt (collectively the Total Debt) was incurred in connection with the Company’s purchase and origination of residential 1-4 family mortgage loans prior to December 2007.  We ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the Bank.  As of September 30, 2011, substantially all of the debt under the Company’s credit facilities is secured only by the remaining REO trust certificates (carried at the estimated fair value at September 30, 2011 of $114,000), pledged cash in the amount of $7.5 million and certain other assets, including 100% of the equity interests in all direct and indirect subsidiaries of Franklin Holding, but not FCMC.  The assets of our servicing subsidiary, FCMC (other than $7.5 million of cash collateral held as security under the Licensing Credit Agreement on which the Bank has a second-priority lien under the Legacy Credit Agreement), are not pledged as collateral for the Legacy Debt.  The borrowings under the Legacy Credit Agreement (the Legacy Debt) and the Unrestructured Debt (collectively the Total Debt) are shown in the Company’s financial statements as “Notes payable” (also referred to as “term debt” herein).

At September 30, 2011, FCMC had no borrowed funds outstanding under the revolving line of its Licensing Credit Agreement with the Bank, which is shown in the Company’s financial statements as “Financing agreement.”

Settlement Agreement with The Huntington National Bank, Surrender of the Company’s Investment in Preferred and Common Stock of the Bank’s REIT and Termination of Interest Rate Swap Agreements

On May 11, 2011, the Company and certain of its subsidiaries entered into a term sheet with the Bank to amicably resolve the Bank’s allegation that a default had occurred under the Legacy Credit Agreement with the Bank and its participating banks (the “Specified Default”).  On May 23, 2011, the Company entered into the Settlement Agreement covering the surrender and transfer of the Company’s investment in the REIT Securities held by the Company (and pledged as collateral under the Legacy Credit Agreement) in exchange for:

●	a reduction of the outstanding balance of the Bank’s portion of tranche A debt in the amount of $478 million;

●	full satisfaction of indebtedness relating to the interest rate swaps totaling approximately $14.7 million;

●	an amendment to the Legacy Credit Agreement and associated pledge agreement (as described below);

●	a discharge of the limited recourse guarantee of Franklin Holding under the Legacy Credit Agreement;

●	a waiver of the Specified Default;

●
an amendment to the credit facility of Franklin Holding and its mortgage servicing subsidiary, Franklin Credit Management Corporation (FCMC), dated as of March 2009, as amended (the Licensing Credit Agreement) (as described below); and,

●	a comprehensive release of claims by the Company in favor of the Bank and its lending participants.

In February 2011, the Company was advised that the REIT board in February 2011 declared dividends on the REIT Securities for the two quarterly periods ended December 31 and September 30, 2010, and also declared a dividend for the full year of 2011.  On March 31, 2011, the Company received the declared dividends on the REIT Securities in the amount of $63.8 million, of which $31.9 million was recognized in the three months ended March 31, 2011 representing dividends paid for the last two quarters of 2010 and the first quarter of 2011.  The dividends paid on March 31, 2011 for the three quarterly periods ended December 31, 2011 in the amount of $31.9 million, which were deferred, were recognized in earnings in the three months ended June 30, 2011 due to the surrender of the REIT Securities to the Bank on May 23, 2011.  In addition, as a result of the full satisfaction of indebtedness relating to the interest rate swaps, the Company recognized a gain on the settlement of the swap liability totaling approximately $14.7 million.  See Notes 4 and 9.

As a result of the Company voluntarily surrendering and transferring to the Bank the REIT Securities, the Company’s principal source of cash flow to meet its obligations with respect to the Total Debt remaining after the surrender of the REIT Securities, which at September 30, 2011 was approximately $836.0 million, was eliminated.  Since the Company, as of September 30, 2011, is left without what had been principally the remaining cash-flow generating assets available to service the outstanding principal balance of the Legacy Debt, accrued and unpaid interest will be added to the outstanding principal balance of the Legacy Debt, and the Company will be unable to pay the principal balance of the Legacy Debt, or the Unrestructured Debt, at the maturity of the Legacy Credit Agreement on March 31, 2012 (or upon earlier termination under the provisions of the Legacy Credit Agreement).

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

Restructuring Agreements with Lead Lending Bank

December Sale of Remaining Loans and Participation Interest in Unrestructured Debt with the Bank

In December 2010, Bosco III, which is owned 50% by the Company’s Chairman and President, Thomas J. Axon, purchased $174 million of principally charge-off first and subordinate-lien loans sold by the Trust, which were the remaining loans (other than real estate owned properties) held by the Bank’s Trust, and also purchased from the Bank a 50% participation interest in each of the commercial loans to the Company covering that portion of the Company’s debt (the Unrestructured Debt) with the Bank (the December Loan Sale).  See “– Expired Forbearance Agreement with Lead Lending Bank.”

As of September 30, 2011, the Unrestructured Debt totaled approximately $38.2 million and is secured by approximately 628 loans, for which FCMC is the loan servicer, and certain Company entities are the beneficial owners.  Although the Unrestructured Debt is due and payable to the Bank on behalf of its lending participants (which include a related party entity, Bosco III, that has a 50% beneficial ownership in the commercial loans governing the Unrestructured Debt) due to the expiration of the Forbearance Agreement on September 30, 2011, the Bank has not exercised any rights or remedies available to it under the Company’s 2004 master credit agreement.

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

The agreement was entered into in connection with discussions regarding the then proposed sale to Bosco II (with approximately 95% of the funds provided by a third-party lender) of all of the subordinate-lien consumer loans (the “Subordinate Consumer Loans”) owned by the Trust and serviced by FCMC under an amended and restated servicing agreement dated as of August 1, 2010 (the “Servicing Agreement”).  The conditions and transactions contemplated by the agreement, including the sale of the Subordinate Consumer Loans (the “September Loan Sale”) were consummated on September 22, 2010.

It was agreed that contemporaneously with the consummation of the September Loan Sale, and after obtaining the requisite agreement of syndicate members under the Legacy Credit Agreement, FCHC’s pledge of 70% of the outstanding shares of FCMC as security for the Legacy Credit Agreement would be released, in consideration of and subject to:

●	receipt of $4 million in cash at closing from FCMC to be applied to the amounts outstanding under the Legacy Credit Agreement;

●
payment by Bosco II to the Trust of approximately $650,000 as additional payment for the September Loan Sale, an amount equal to the servicing fees paid by the Trust to FCMC for FCMC’s servicing of the Trust’s portfolio during August 2010;

●
FCMC and Mr. Axon entering into an agreement (the “Deferred Payment Agreement”) providing that upon each monetizing transaction, dividend or distribution (other than the sale, restructuring or spin-off of FCMC (each referred to as the “Proposed Restructuring”)) prior to March 20, 2019, they will be obligated to pay the lenders under the Legacy Credit Agreement 10% of the aggregate value of qualifying transactions (as defined in the agreement), in excess of a threshold of $4 million of consideration in respect of such transactions; and,

●
the cash payment of $1 million by FCMC to release the mortgages on certain office and residential condominium units owned by FCMC (the “Real Estate”) pledged to the Bank under the Legacy Credit Agreement and the Licensing Credit Agreement (the “Real Estate Release Payment”); provided, however, that if by the closing of the September Loan Sale and the Proposed Restructuring, FCMC is unable to make such payment, FCMC will deliver in lieu of such cash payment a $1 million note payable on November 22, 2010, guaranteed by Mr. Axon’s note.  FCMC made the $1 million payment to the Bank prior to November 22, 2010, and the Bank released the Real Estate.

The Bank also agreed that, in consideration of its receipt of the above items and either the Real Estate Release payment or delivery of Mr. Axon’s note upon closing, the EBITDA Payment described in the July 2010 Transaction among FCHC, FCMC, Mr. Axon, the Bank and the Trust would be waived.

Additionally, the agreement provided that:

●
the Trust will consent under the Servicing Agreement with FCMC to the change of control of FCMC resulting from the Proposed Restructuring and agree to eliminate any cross-default provisions in the Servicing Agreement relating to defaults under the Legacy Credit Agreement;

●
the Bank and the requisite lenders will consent under the Legacy Credit Agreement to the change of control of FCMC resulting from the Proposed Restructuring and agree to waive any related defaults and amend the definition of Collateral and certain FCMC-related restrictive covenants; and,

●
FCMC and the Bank will amend the Licensing Credit Agreement to permit a change of control of FCMC resulting from the Proposed Restructuring and agree to eliminate any cross-default provisions relating to defaults under the Legacy Credit Agreement and extend the letter of credit facility and the revolving facility under the Licensing Credit Agreement to September 30, 2011.  The Licensing Credit Agreement has been further extended by the Bank on May 23, 2011 to September 30, 2012.

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

●
sale of all or a portion of the assets (an “Asset Sale”) or the capital stock (a “Stock Sale”) of FCMC, whether any such sale is effected by FCMC, Mr. Axon, its then-current owners if such owners sell 30% or more of the fully diluted outstanding equity securities of FCMC, a third party or any combination of any of the foregoing;

●	any exchange or tender offer, merger, consolidation or other business combination involving FCMC;

●
any recapitalization, reorganization, restructuring or any other similar transaction including, without limitation, negotiated repurchases of FCMC’s securities, an issuer tender offer, a dividend or distribution, or a spin-off or split-off involving FCMC; and,

●	any liquidation or winding-down of FCMC, whether by FCMC, its then-current owners, a third party or any combination of any of the foregoing.

Qualifying transactions specifically exclude:

●
the issuance of shares under FCMC’s equity compensation plans to the extent that those issuances do not exceed 7% of the fully diluted outstanding securities of FCMC during the term of the Deferred Payment Agreement; and,

●	the sale, restructuring or spin-off, which is subject to the Bank’s prior approval, by the Company of its ownership interests in FCMC.

In the event of a qualifying transaction, the aggregate value of the transaction will be:

●
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

●
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

●
consideration paid or payable to FCMC and its equity holders in connection with the qualifying transaction for covenants not to compete and management or consulting arrangements (excluding reasonable salaries or wages payable under bona fide arrangements for actual services);

●	dividends or distributions declared, and payments by FCMC to repurchase outstanding equity securities, in either event, after the date of the Deferred Payment Agreement; and,

●
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

Letter Agreement with the Bank. Under the Letter Agreement with the Bank:

●	FCMC made a $1 million payment to the Bank as reimbursement for certain expenses of the Bank in connection with the July Loan Sale;

●
FCMC released all claims under the Legacy Servicing Agreement as of the loan sale date (other than those for unpaid servicing advances for services incurred prior to June 30, 2010) with respect to the loans sold in the July Loan Sale;

●
FCMC refunded to the Trust an estimated $400,000 for servicing fees paid in advance to FCMC under the Legacy Servicing Agreement in respect of July 2010 to the extent attributable to the loans sold in the July Loan Sale;

●	the Legacy Servicing Agreement was terminated as to the loans sold, except with respect to FCMC’s obligations to assist in curing documentary issues or deficiencies relating to the loans sold; and,

●
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

Amendment No. 2 to the Licensing Credit Agreement with the Bank.  Under Amendment No. 2 to the Licensing Credit Agreement with the Bank:

●	FCMC used $1 million in unpledged cash to repay the amount outstanding under its revolving line of credit with the Bank; and,

●
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

●
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

●
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

●
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

●
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

Expired Forbearance Agreement with Lead Lending Bank

Prior to the March 31, 2009 Restructuring Agreements entered into with Huntington, our indebtedness was governed by forbearance agreements and prior credit agreements with Huntington.  Effective as of March 31, 2009, all of our borrowings, with the exception of the Unrestructured Debt, are governed by credit agreements entered into as part of the Restructuring Agreements.  The Unrestructured Debt, which is due and payable as of September 30, 2011 under the Company’s 2004 master credit agreement with Huntington, was subject to the original terms of the Forbearance Agreement entered into with the Bank in December 2007 and subsequent amendments thereto prior to expiration pursuant to their terms on September 30, 2011.  Although the Bank under the Forbearance Agreement had agreed not to exercise certain rights available to it due to the defaults under the 2004 master credit agreement governing the Unrestructured Debt, such restrictions are no longer effective since the Forbearance Agreement has now expired.

The Bank has not exercised the rights and remedies available to it with respect to the Unrestructured Debt.  FCMC is not obligated to the Bank with respect to the Unrestructured Debt and any references to FCMC in the Company’s 2004 master credit agreement governing the Unrestructured Debt were amended to refer to Franklin Asset.

The Bank, with notice, has the right to call an event of default under the Legacy Credit Agreement, but not the Licensing Credit Agreement, which does not include cross-default provisions that would be triggered by such an event of default under the Legacy Credit Agreement.  The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets and stock of FCMC (except for a second-priority lien of the Bank on $7.5 million of cash collateral held as security under the Licensing Credit Agreement).

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

The Restructuring did not include the Unrestructured Debt, which as of March 31, 2009 totaled approximately $40.7 million.  The Unrestructured Debt, which is due and payable as of September 30, 2011 under the Company’s 2004 master credit agreement with Huntington, was subject to the original terms of the Forbearance Agreement, which expired pursuant to their terms on September 30, 2011.  The Bank has not exercised the rights and remedies available to it with respect to the Unrestructured Debt.

10.	NONCONTROLLING INTEREST

For the Company’s consolidated majority-owned subsidiary in which the Company owns less than 100% of the total outstanding common shares of stock (FCMC), the Company recognizes a noncontrolling interest for the ownership interest of the noncontrolling interest holder, the Company’s President and Chairman, and principal stockholder, Thomas J. Axon.  The noncontrolling interest represents the minority stockholder’s proportionate share of the equity of FCMC.  At September 30, 2011, the Company owned 80% of FCMC’s capital stock, and Mr. Axon directly owned 20%.  The 20% equity interest of FCMC that is not owned by the Company is shown as noncontrolling interest in subsidiary in the Company’s Consolidated Financial Statements.  See Note 12.

The change in the carrying amount of the Noncontrolling interest in subsidiary for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine Months Ended September 30,
	2011	2010
Balance, January 1	$3,174,632	$1,657,275

Net (loss)/income attributed to noncontrolling interest	(86,648)	42,840
Non-dividend distribution	(95,599)	—
Additional 10% ownership granted	—	1,537,781

Balance, September 30	$2,992,385	$3,237,896

11.	CERTAIN CONCENTRATIONS

Third Party Servicing Agreements – The Company’s operating business is conducted solely through FCMC, which is a specialty consumer finance company primarily engaged in specialized residential mortgage loan collections and recovery servicing for third parties.  The portfolios serviced for other entities, as of September 30, 2011, were heavily concentrated with loans serviced for related parties (which consist primarily of loans previously acquired and originated by Company entities, transferred to the Trust and then subsequently sold by the Trust to third parties).  At September 30, 2011, FCMC had four significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate; three with related parties (Bosco I, Bosco II, and Bosco III); and one with an unrelated third party.  At September 30, 2011, the Company, through FCMC, serviced and provided recovery collection services on a total population of approximately 21,200 loans, with approximately $907.8 million of unpaid principal balance, for all the Bosco-related entities, including Bosco IV.  See Note 12.

The following table summarizes percentages of total principal balances by the geographic location of properties securing the residential mortgage loans serviced for other entities at September 30, 2011.

Location	September 30, 2011
California	26.37%
Florida	8.63%
New Jersey	6.67%
New York	6.59%
Texas	5.50%
Pennsylvania	3.28%
Illinois	3.22%
Ohio	3.09%
Georgia	2.91%
Michigan	2.86%
All Others	30.88%
100.00%

Financing – All of the Company’s existing debt and available credit facility is with one financial institution, Huntington.

12.	RELATED PARTY TRANSACTIONS

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

Bosco-Related Entities – The Company’s servicing revenues from the Bosco-related entities amounted to $1.5 million and $671,000 for the three months ended September 30, 2011 and 2010, respectively.  The Company’s servicing revenues from the Bosco-related entities amounted to $5.0 million and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Included in the Company’s consolidated revenues were servicing fees recognized from servicing the Bosco I portfolio of $151,000 and $157,000 for the three months ended September 30, 2011 and 2010, respectively, and $457,000 and $632,000 for the nine months ended September 30, 2011 and 2010, respectively.  The Company did not recognize any administrative fees for the nine months ended September 30, 2011 and 2010 and Bosco I did not pay for any fees for such services provided during the nine months ended September 30, 2011 and 2010.

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

As of September 30, 2011, the Company had no outstanding accrued and unpaid servicing fees due from Bosco I other than the servicing fee due for the current month of September 2011, which was received in October 2011, and $10,000 in outstanding reimbursable third-party expenses incurred by FCMC in the servicing and collection of the Bosco I loans.  At September 30, 2011, no deferred servicing fees per the Bosco I amendments have been accrued, and all such amounts remain unpaid.  During the quarter ended December 31, 2010, the Company charged off as uncollectible $299,000 of accrued and unpaid servicing fees due from Bosco I that represented the remaining portion of outstanding servicing fees due and unpaid prior to August 1, 2009, due to current disputes among Bosco I and its lenders regarding the May 28, 2011 maturity of the Bosco I lending agreement.

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

FCMC also provided the loan analysis and certain other services for the loans acquired by Bosco II; and, FCMC performs various administrative and bookkeeping services for Bosco II at the rate of $1,500 per month.  FCMC’s servicing agreement and administrative services agreement with Bosco II were approved by its Audit Committee.

Included in the Company’s consolidated revenues were servicing fees recognized from servicing the Bosco II portfolio of approximately $1.3 million for the three months ended September 30, 2011, and $4.3 million for the nine months ended September 30, 2011.  Included in the Company’s consolidated revenues for the three months ended September 30, 2010 were servicing fees recognized from servicing the Bosco II portfolio of approximately $514,000 for the month of September 2010.

Bosco III Servicing Agreement and Participation Interest in Unrestructured Debt with the Bank.  In December 2010, FCMC entered into a servicing agreement with Bosco III to service and collect approximately $174 million of charge-off loans purchased by Bosco III from the Bank’s Trust (the remaining loans held by the Bank’s Trust) and purchased from the Bank a 50% participation interest in each of the commercial loans to the Company covering that portion of the Company’s debt with the Bank in the amount of approximately $38.2 million (the Unrestructured Debt).  50% of the membership interest in Bosco III is held by the Company’s Chairman and President, Thomas J. Axon.

The Bosco III servicing agreement, as amended in January and April 2011, governs the servicing of approximately 5,500 of first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses (including the loans securing the Unrestructured Debt), of which substantially fewer loans are actively serviced by FCMC.  Pursuant to the Bosco III servicing agreement as amended, the servicing fees for second-lien mortgage loans are predominately based on the percentage of principal and interest collected, with a contingency rate dependent on the delinquency of the loan, and a per unit monthly service fee for only those loans less than 30 days delinquent or in a bankruptcy status during the 90 day period following a bankruptcy filing.  Otherwise, FCMC receives a monthly servicing fee per loan per month for first-lien mortgage loans less than 120 days delinquent or in foreclosure or bankruptcy with the amount dependent upon loan status at the end of each month, a monthly fee for real estate owned properties, a contingency fee for first-lien mortgage loans equal to or more than 120 days delinquent and not in foreclosure, resolution and disposition fees based on the unpaid principal balance of first-lien mortgage loans collected from borrowers or gross proceeds from the sales of properties, as applicable, in addition to various ancillary fees and reimbursement of certain third-party expenses.  FCMC’s services may be terminated with respect to some or all of the assets without cause and without penalty on 30 days prior written notice.

FCMC also provided the loan analysis and certain other services for Bosco III for the loans acquired by Bosco III.  FCMC’s servicing agreement with Bosco III was ratified by its Audit Committee.

Included in the Company’s consolidated revenues for the three and nine months ended September 30, 2011 were servicing fees recognized from servicing the Bosco III portfolio of approximately $94,000 and $265,000, respectively.

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

Included in the Company’s consolidated revenues for the three and nine months ended September 30, 2011 were servicing fees recognized from servicing the Bosco IV portfolio of approximately $6,000 and $8,000, respectively.

Other Significant Related Party Transaction with the Company’s Chairman – In September 2010, FCMC’s audit committee authorized a 22% commission (minus certain expenses) to Hudson Servicing Solutions, LLC (“Hudson”), a procurer of force-placed insurance products for FCMC, with respect to force-placed hazard insurance coverage maintained on FCMC’s remaining portfolio of mortgage loans and mortgage loans serviced for third parties.  The sole member of Hudson is RMTS, LLC, of which Mr. Axon, the Company’s Chairman and President, is the majority owner.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, references to the “Company,” “Franklin Holding,” “we,” “our” and “us” refer to Franklin Credit Holding Corporation (“FCHC”), collectively with its subsidiaries; and, references to “FCMC” refers to Franklin Credit Management Corporation, the Company’s servicing business subsidiary; the “Bank” and “Huntington” refer to The Huntington National Bank; the “Reorganization” refers to the December 2008 corporate reorganization; the “Restructuring” and the “March 2009 Restructuring” refer to the March 31, 2009 Restructuring; the “Legacy Credit Agreement” refers to the Company’s legacy credit agreement with the Bank and its participating banks, dated as of March 31, 2009, as amended; the “Legacy Debt” refers to the indebtedness owed to the Bank and its participants, the “Total Debt” refers to the total indebtedness, including the Unrestructured Debt, owed to the Bank and its participants; the “Licensing Credit Agreement” refers to an amendment to the credit facility of Franklin Holding and its mortgage servicing subsidiary, Franklin Credit Management Corporation (FCMC), with the Bank dated as of March 2009, as amended; “Bosco I” refers to Bosco Credit, LLC; “Bosco II” refers to Bosco Credit II, LLC; “Bosco III” refers to Bosco Credit III, LLC; “Bosco IV” refers to Bosco Credit IV, LLC; the “Trust” and the “Bank’s Trust” refer to Franklin Mortgage Asset Trust 2009-A, an indirect subsidiary of the Bank; the “Letter Agreement” refers to a July 16, 2010 letter agreement with the Bank and other parties; the “July 2010 Transaction” refers to a transaction with the Bank and other parties entered into on July 16, 2010; the “September 2010 Transaction” refers to a transaction with the Bank and other parties entered into on September 22, 2010; the “July Loan Sale” refers to the sale of loans in connection with the July 2010 Transaction and the “September Loan Sale” refers to the sale of loans in connection with the September 2010 Transaction (together, the “Loan Sales”); the “December Loan Sale” refers to the remaining loans sold by the Bank’s Trust and the Bank’s 50% interest in the commercial loans to the Company covering that portion of the Company’s debt (referred to as the “Unrestructured Debt”) with the Bank; and, the “REIT Securities” refer to the Company’s investment in preferred stock and common stock of the Bank’s REIT subsidiary.

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

Application of Critical Accounting Policies and Estimates

The Company’s significant accounting policies, as of December 31, 2010 are described in Note 2 to the December 31, 2010 Consolidated Financial Statements filed in the Company’s Annual Report on Form 10-K.  As of December 31, 2010, we identified the assessment of (i) the fair value of the investment in preferred and common stocks, or the REIT securities, trust certificates, and because for accounting purposes the Restructuring was treated as a financing under Accounting Standards Codification Topic 860, Transfers and Servicing (“ASC Topic 860”), Mortgage loans and real estate held for sale and the corresponding Nonrecourse liability; and, (ii) and income taxes as the Company’s most critical accounting policies and estimates.  As of September 30, 2011, we identified the assessment of (i) the fair value of the investment trust certificates and (ii) and income taxes as the Company’s most critical accounting policies and estimates.  The following discussion and analysis of financial condition and results of operations is based on the amounts reported in our Consolidated Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing the Consolidated Financial Statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures.  Changes in these estimates and assumptions could have a material effect on our Consolidated Financial Statements.  Management believes that the estimates and judgments used in preparing these Consolidated Financial Statements were the most appropriate at that time.

Serviced for Others Portfolio

The Company’s servicing business is conducted solely through FCMC, which is a specialty consumer finance company primarily engaged in specialized residential mortgage loan collections and recovery servicing for third parties.

As of September 30, 2011, FCMC had four significant servicing and recovery collection services contracts with third parties to service 1-4 family mortgage loans and owned real estate: three with related parties (Bosco I, Bosco II and Bosco III); and, one with an unrelated third party.  The Company also had another servicing contract with Bosco IV, one servicing contract remaining with Huntington and the Trust for an insignificant number of owned real estate properties not sold in the Loan Sales in July and September 2010 and the December Loan Sale in December 2010, and another servicing contract between FCMC and certain Company entities for the loans collateralizing the Unrestructured Debt.  At September 30, 2011, we also serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few other third parties, whereby we receive fees based solely on a percentage of amounts collected.

The unpaid principal balance of loans serviced for the Bosco related-party entities represented approximately 69% of the unpaid principal balance (59% of the number of loans) of the total loans serviced at September 30, 2011.

Bosco II is the Company’s largest servicing client and the purchaser of the loans acquired in the July Loan Sale (the “Purchaser”) is the Company’s second largest servicing client.

At September 30, 2011, the portfolio of residential mortgage loans actively serviced for other entities consisted of approximately 31,000 loans representing $1.51 billion of unpaid principal balance (“UPB”).  At September 30, 2011, approximately 21,200 loans were serviced for the Bosco-related entities.  The following table sets forth information regarding the types of properties securing the serviced for others portfolio at September 30, 2011.

	September 30, 2011
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	16,107	$916,357,316	60.83%
Condos, co-ops, PUD dwellings	2,591	147,367,106	9.78%
Manufactured and mobile homes	399	10,421,572	0.69%
Secured, property type unknown(1)	1,104	15,815,380	1.05%
Commercial	35	2,295,371	0.15%
Unsecured loans(2)	10,587	414,174,435	27.50%
Total	30,823	$1,506,431,180	100.00%
__________________

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.
(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

The following table provides a breakdown of the delinquency status of the portfolio of residential mortgage loans serviced for other entities, as of September 30, 2011, by unpaid principal balance.

		September 30, 2011
		Contractual Delinquency
	Days Past Due	Amount	%
Performing – Current	0 – 30 days	$159,619,426	10.60%
Delinquent	31 – 60 days	15,299,047	1.02%
	61 – 90 days	2,636,514	0.17%
	90+ days	814,081,082	54.04%

Modified Loans	0 – 30 days	103,718,545	6.88%
Delinquent	31 – 60 days	19,532,067	1.30%
	61 – 90 days	2,073,325	0.14%
	90+ days	37,905,149	2.51%

Bankruptcy	0 – 30 days	20,134,906	1.34%
Delinquent	31 – 60 days	3,010,744	0.20%
	61 – 90 days	1,426,438	0.09%
	90+ days	156,508,047	10.39%

Foreclosure	0 – 30 days	1,414,900	0.10%
Delinquent	31 – 60 days	152,255	0.01%
	61 – 90 days	36,648	—
	90+ days	168,882,087	11.21%

	Total	$1,506,431,180	100.00%
All current loans	0 – 30 days	$284,888,777	18.91%

Included in the above table were second-lien mortgage loans in the amount of $1.04 billion, of which $108.4 million were current on a contractual basis.  The legal status composition of the second-lien mortgage loans at September 30, 2011 was: $838.3 million (including $719.6 million at least 90 days contractually delinquent), or 81%, were in a performing status (current or delinquent); $60.0 million, or 6%, were modified due to delinquency or the borrower’s financial difficulty; $139.8 million, or 13%, were in bankruptcy; and $349,000, or less than 1%, were in foreclosure.

The following table provides a breakdown of the delinquency status of the portfolio of residential mortgage loans serviced for other entities, as of September 30, 2011, by loan count.

		September 30, 2011
		Contractual Delinquency
	Days Past Due	Number of Loans	%
Performing – Current	0 – 30 days	4,193	13.60%
Delinquent	31 – 60 days	344	1.12%
	61 – 90 days	76	0.25%
	90+ days	19,342	62.75%

Modified Loans	0 – 30 days	1,266	4.11%
Delinquent	31 – 60 days	194	0.63%
	61 – 90 days	47	0.15%
	90+ days	721	2.34%

Bankruptcy	0 – 30 days	531	1.72%
Delinquent	31 – 60 days	75	0.25%
	61 – 90 days	28	0.09%
	90+ days	3,175	10.30%

Foreclosure	0 – 30 days	6	0.02%
Delinquent	31 – 60 days	1	—
	61 – 90 days	1	—
	90+ days	823	2.67%

	Total	30,823	100.00%
All current loans	0 – 30 days	5,996	19.45%

Included in the above table were 25,827 second-lien mortgage loans, of which 3,523 were current on a contractual basis.  The legal status composition of the second-lien mortgage loans at September 30, 2011 was: 20,924 loans (including 17,081 loans at least 90 days contractually delinquent), or 81%, were in a performing status (current or delinquent); 1,484 loans, or 6%, were modified due to delinquency or the borrower’s financial difficulty; 3,413 loans, or 13%, were in bankruptcy; and 6 loans, or less than 1%, were in foreclosure.

The following table sets forth information regarding the lien position of the properties securing the portfolio of residential mortgage loans (exclusive of real estate assets) serviced for other entities at September 30, 2011:

	September 30, 2011
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
1st Liens	4,996	$467,918,409	31.06%
2nd Liens	25,827	1,038,512,771	68.94%
Total	30,823	$1,506,431,180	100.00%

The following table sets forth information regarding the geographic location of properties securing the residential mortgage loans serviced for others at September 30, 2011:

	September 30, 2011
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
California	4,907	$397,219,896	26.37%
Florida	2,540	130,062,109	8.63%
New Jersey	788	100,440,108	6.67%
New York	1,170	99,247,795	6.59%
Texas	3,158	82,827,403	5.50%
Pennsylvania	970	49,367,827	3.28%
Illinois	1,204	48,480,333	3.22%
Ohio	1,577	46,572,210	3.09%
Georgia	1,154	43,826,362	2.91%
Michigan	1,563	43,115,542	2.86%
All Others	11,792	465,271,595	30.88%
Total	30,823	$1,506,431,180	100.00%

Real Estate Assets Serviced for Others

At September 30, 2011, the Company serviced 142 real estate assets for other entities with an aggregate UPB of $34.0 million.

Results of Operations – Franklin Credit Management Corporation (FCMC)

Through FCMC, the Company’s servicing entity within the Franklin group of companies, we continue to actively seek to expand our servicing business to provide servicing and recovery services to third parties, particularly specialized collection services, and to capitalize on our experience to provide due diligence and various other services to the residential mortgage markets.  Since January 1, 2009, the Company’s operating business has been conducted principally through FCMC, a specialty consumer finance subsidiary company primarily engaged in specialized residential mortgage loan collections and recovery servicing, and in due diligence and other services related to residential mortgage portfolios, for third parties.

Inter-company allocations and the Federal provision for income taxes during the three and nine months ended September 30, 2011 and 2010 have been eliminated in deriving the Consolidated Financial Statements of the Company.  Servicing revenues received from the Bank for servicing its loans and real estate owned (“REO”) properties during the three and nine months ended September 30, 2010 have been eliminated in deriving the Consolidated Financial Statements of the Company.  The servicing fees received from the Bank during the three and nine months ended September 30, 2011 for servicing their remaining REO properties for the Bank were eliminated in deriving the Consolidated Financial Statements of the Company.  Servicing revenues were eliminated in the Consolidated Financial Statements of the Company due to the accounting treatment for the transfer of the trust certificates as a financing under ASC Topic 860, which was applicable essentially through September 30, 2010.

The Company’s Consolidated Financial Statements, while including the results of FCMC, include the results of all its subsidiary companies, which comprise all the remaining assets and debt obligations (the Total Debt) that have resulted from the Company’s legacy business activities prior to 2008.

At September 30, 2011, FCMC has positive net worth, and, effective from September 22, 2010, all of its assets, except for cash collateral of $7.5 million, and its equity are free from pledges to the Bank.  In addition, FCMC, effective September 22, 2010, became free of significant restrictive covenants under the Legacy Credit Agreement that governs the Legacy Debt owed to the Bank by subsidiaries of FCHC, but not FCMC.

At September 30, 2011, FCMC had total assets of $30.0 million and had stockholders’ equity of $15.0 million.  Inter-company payables and receivables, and non-dividend distributions made by FCMC, were eliminated in deriving the Consolidated Financial Statements of Franklin Holding.

FCMC had a loss before tax of $316,000 for the three months ended September 30, 2011, compared with a net loss before tax of $1.1 million for the three months ended September 30, 2010.  FCMC’s revenues in the three months ended September 30, 2011 were derived principally from servicing the portfolio of loans and assets for the third party that purchased the loans in the July Loan Sale (the Purchaser), the four Bosco entities and the Bank’s Trust.  FCMC’s revenues in the three months ended September 30, 2010 were derived principally from servicing the portfolio of loans and assets for the Bank’s Trust.  FCMC charges its sister companies a management fee that is estimated based on internal services rendered by its employees to those companies.

FCMC had a loss before tax of $433,000 for the nine months ended September 30, 2011, compared with net income before tax of $808,000 for the nine months ended September 30, 2010.  FCMC’s revenues in the first nine months of 2011 were derived principally from servicing the portfolio of loans and assets for the third party that purchased the loans in the July Loan Sale (the Purchaser), the four Bosco entities and the Bank’s Trust.  FCMC’s revenues in the nine months ended September 30, 2010 were derived principally from servicing the portfolio of loans and assets for the Bank’s Trust.  The decline in before tax income for the nine months ended September 30, 2011 compared with the same nine months in 2010 was due principally to new servicing contracts with lower rates of compensation entered into in connection with the Loan Sales and the December Loan Sale and to a lesser extent, reduced servicing fees as a result of a reduction in the number of loans serviced.

During the quarter ended September 30, 2011, FCMC charged off a portion of a receivable due from its parent company, FCHC, in the amount of $478,000, the collection of which has been determined to be in doubt, which was recorded as a non-dividend distribution charged to Stockholders’ equity in the quarter ended September 30, 2011.

As of September 30, 2011, FCMC had four significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate; three with related parties (Bosco I, Bosco II and Bosco III) and one with an unrelated third party.  (With respect to Bosco I, as Bosco I’s lending agreement expired on May 28, 2011 without being renewed or extended, it is uncertain whether the lenders will continue in the foreseeable future to permit FCMC to remain the servicer of the mortgage loans.)  At September 30, 2011, FCMC actively serviced and provided recovery collection services on a total population of approximately 31,000 loans.  The loans/assets serviced for Huntington represented significantly less than 1% of the total number of loans/assets serviced for third parties as of September 30, 2011 (due to the July, September and December 2010 loan sales by the Bank’s Trust).  The servicing revenues earned from servicing the four Bosco entities represented approximately 59% of the total servicing revenues earned during the three months ended September 30, 2011, while the servicing revenues earned from servicing the Huntington portfolio represented approximately 46% of the total servicing revenues earned during the three months ended September 30, 2010.  The servicing revenues earned from servicing the Bosco entities represented approximately 56% of the total servicing revenues earned during the nine months ended September 30, 2011, while the servicing revenues earned from servicing the Huntington portfolio represented approximately 81% of the total servicing revenues earned during the nine months ended September 30, 2010.  See Note 12 – “Related Party Transactions.”

The Company and FCMC entered into a series of transactions (the September 2010 Transaction) with the Bank and other parties on September 22, 2010.  The September 2010 Transaction has enabled FCMC to operate its servicing, collections and recovery business free of pledges of its stock (FCHC’s pledge of 70% of the outstanding shares of FCMC as security for the Legacy Credit Agreement was released by the Bank, in consideration of $4.0 million paid by FCMC to the Bank) and significant restrictive covenants under the Legacy Credit Agreement with the Bank, which governs the Legacy Debt owed to the Bank by subsidiaries of FCHC but not FCMC.

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

A summary of FCMC’s stand-alone financial results for the three and nine months ended September 30, 2011 and 2010, and financial condition at September 30, 2011 and December 31, 2010 are as follows:

STATEMENT OF INCOME	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
REVENUES:
Servicing fees and other income	$3,216,665	$4,300,578
Interest income	3,767	7,899
Total revenues	3,220,432	4,308,477

OPERATING EXPENSES:
Interest expense	—	5,383
Bank fee	—	1,000,000
Collection, general and administrative	3,458,383	4,290,518
Depreciation	78,548	107,019
Total operating expenses	3,536,931	5,402,920

(LOSS) BEFORE (BENEFIT)/PROVISION FOR TAXES	$(316,499)	$(1,094,443)
(Benefit)/provision for income taxes	—	(438,550)
NET (LOSS)	$(316,499)	$(655,893)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
REVENUES:
Servicing fees and other income	$10,862,616	$15,680,835
Interest income	12,633	25,680
Total revenues	10,875,249	15,706,515

OPERATING EXPENSES:
Interest expense	—	49,653
Bank fee	—	1,000,000
Collection, general and administrative	11,066,179	13,455,532
Depreciation	242,482	392,893
Total operating expenses	11,308,661	14,898,078

(LOSS)/INCOME BEFORE PROVISION FOR INCOME TAXES	$(433,412)	$808,437
Provision for income taxes	—	323,000
NET (LOSS)/INCOME	$(433,412)	$485,437

BALANCE SHEET	At September 30, 2011	At December 31, 2010
ASSETS:
Cash and cash equivalents	$12,655,618	$12,071,212
Restricted cash	13,469,468	7,304,521
Receivables, fixed and other assets	3,890,705	5,413,821
Total assets	$30,015,791	$24,789,554

LIABILITIES:
Servicing liabilities	$13,469,468	$7,304,521
Other liabilities	1,584,396	1,611,871
Total liabilities	$15,053,864	$8,916,392

STOCKHOLDERS’ EQUITY	14,961,927	$15,873,162

Total liabilities and stockholders’ equity	$30,015,791	$24,789,554

SERVICING PORTFOLIO:
Number of loans actively serviced	31,000	32,400
Unpaid principal balance actively serviced	$1.51 billion	$1.60 billion

Included in Cash and cash equivalents is $7.5 million at September 30, 2011 and December 31, 2010, which is pledged to the Bank under the Licensing Credit Agreement (secured by a first-priority lien) and Legacy Credit Agreement (secured by a second-priority lien).  See Note 3 – “Cash and Cash Equivalents.”

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

As a result of the settlement agreement with the Bank effective May 23, 2011 for the surrender and transfer of the Company’s $477.3 million investment in preferred stock and common stock of the Bank’s REIT (referred to as the “Settlement Agreement”), in exchange for reduction of the outstanding balance of the Bank’s portion of tranche A debt in an equal amount and full satisfaction of approximately $14.7 million of indebtedness relating to the interest rate swaps, the Company’s balance sheet declined significantly.  The Company’s total assets amounted to $24.5 million at September 30, 2011, compared with total assets of $518.3 million at December 31, 2010; while total debt (“Notes payable”) decreased to $836.0 million at September 30, 2011, compared with $1.3 billion at year end 2010.  In addition, the Investment in mortgage loans and real estate held for sale, and the corresponding Nonrecourse liability of an equal amount, amounted to $0 at September 30, 2011, compared with $7.5 million at December 31, 2010; and, the Derivative liabilities, at fair value of $4.9 million and the Terminated derivative liability of $8.2 million were eliminated during the first quarter of 2011 and the second quarter of 2011, respectively, and at September 30, 2011 amounted to $0.

Going Concern Uncertainty – Franklin Holding

The Company since September 30, 2007 has been and continues to be operating with significant operating losses and stockholders’ deficit.  At September 30, 2011, the Company’s outstanding indebtedness (the Total Debt), was approximately $836.0 million, which consisted of approximately $797.8 million of Legacy Debt due to the Bank (and approximately $38.2 million of Unrestructured Debt, with substantially no remaining income-generating assets (other than FCMC, which but for cash collateral of $7.5 million held by FCMC and subject to a second-priority lien of the Bank, is not liable for the Total Debt)); and, consequently, the Company will not be able to pay off the outstanding balance of the Total Debt.  Further, due to the September 30, 2011 expiration of the forbearance agreement (the “Forbearance Agreement”), under which the Bank had agreed not to exercise certain rights available to it due to the defaults under the 2004 master credit agreement governing the Unrestructured Debt, the Bank is entitled to declare the Unrestructured Debt, and with notice, the remaining Legacy Debt under the Legacy Credit Agreement (which, in any event is set to mature on March 31, 2012) immediately due and payable.  Without the continued cooperation and assistance from the Bank, the consolidated Franklin Holding’s ability to continue as a viable business is in substantial doubt, and it may not be able to continue as a going concern.  See “Borrowings” and Note 9.

At September 30, 2011, the Company’s stockholders’ deficit was $815.7 million.  At December 31, 2010, the Company’s stockholders’ deficit was $852.9 million.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Overview.  The Company had a net loss attributed to common stockholders of $12.1 million for the third quarter of 2011, compared with a net loss of $20.4 million for the third quarter of 2010.  Revenues decreased by $733,000 to $3.4 million for the three months ended September 30, 2011, from $4.1 million for the three months ended September 30, 2010.  The Company had a net loss per common share for the three months ended September 30, 2011 of $1.50 both on a diluted and basic basis, compared to a net loss per share of $2.54 on both a diluted and basic basis for the three months ended September 30, 2010.

Total debt outstanding decreased to $836.0 million at September 30, 2011 from $1.341 billion at December 31, 2010.  Interest expense (inclusive of swap costs, amortization of deferred financing costs and success fees) decreased by $5.9 million, or 34%, in the quarter ended September 30, 2011 compared with the quarter ended September 30, 2010.  As a result principally of the reduction in borrowed funds during the second quarter of 2011 due to the redemption of the REIT securities in May 2011 and the corresponding pay down of the Company’s Total Debt, offset somewhat by the effect of the 15% interest rate on an increased average balance of tranche C debt that at September 30, 2011 totaled $182.4 million, interest expense on the Company’s borrowed funds, excluding the cost of the interest swaps, decreased by $2.8 million during the third quarter of 2011 compared with the same period in 2010.  The average cost of borrowed funds, excluding the costs of interest rate swaps, increased to 5.54% during the three months ended September 30, 2011 from 4.22% during the three months ended September 30, 2010.  Our average cost of borrowed funds, including the cost of interest rate swaps, during the three months ended September 30, 2011 increased to 5.54% from 5.06% during the three months ended September 30, 2010.  Collection, general and administrative expenses decreased by $3.2 million, or 45%, to $3.9 million during the three months ended September 30, 2011, from $7.1 million for the same period in 2010, due principally to the accounting treatment in accordance with ASC Topic 860 of third-party servicing costs incurred for servicing third-party portfolios in the 2010 third quarter (there were no such costs in the 2011 third quarter), and lower salaries and benefits costs due to reductions in the Company’s workforce.  Stockholders’ deficit increased to $815.7 million at September 30, 2011, or a deficit book value per common share at September 30, 2011 of approximately $101.59, from stockholders’ deficit of $803.5 million at June 30, 2011.

Revenues.  Revenues decreased by $733,000 to $3.4 million during the third quarter of 2011, from $4.1 million during the same period in 2010.  Revenues include interest income, dividend income, gain on settlement of REIT securities, gain on settlement of swap liabilities, fair valuation adjustments, and servicing fees and other income.

Interest income decreased by $4.5 million, or 97%, to $162,000 during the three months ended September 30, 2011, as compared to $4.6 million for the same quarter in 2010.  The decrease in interest income reflected the impact of the Loan Sales by the Bank’s Trust and the Bank in the third quarter of 2010 and the resultant elimination of mortgage loans underlying the Company’s Investment in trust certificates at fair value and Mortgage loans and real estate held for sale.

There was no dividend income recognized from the Company’s investment in the REIT Securities during both the three months ended September 30, 2011 and 2010.  The absence of dividend income in the current 2011 quarter was due to the surrender and transfer of the Company’s investment in preferred stock and common stock of the Bank’s REIT subsidiary (the REIT Securities) in May 2011.  There was no dividend income recognized in the quarter ended September 30, 2010 due to the suspension of dividends by the Bank’s REIT effective for the last two quarters of 2010.

Fair valuation adjustments amounted to a net gain of $138,000 for the quarter ended September 30, 2011 compared with a net loss of $3.6 million for the three months ended September 30, 2010.  Included in the Fair valuation adjustments in the three months ended September 30, 2011 was a valuation gain on Notes receivable held for sale in the amount of $140,000, a loss on REO sold in the amount of $8,000 and other positive adjustments of approximately $6,000.  Included in the Fair valuation adjustments in the three months ended September 30, 2010, which was essentially due to the Loan Sales by the Trust of the loans underlying the Investment in trust certificates, were a gain on REO sold in the amount of $838,000, a valuation loss of $3.9 million on the sale of trust certificates, a valuation gain on trust certificates of $1.8 million, and various other net negative adjustments of approximately $2.3 million, which principally included expenses recognized on the Nonrecourse liability equal to the interest income and fees received of approximately $436,000 and fair value adjustments to the Nonrecourse liability for offsets to REO gains of approximately negative $1.8 million.

Servicing fees and other income (principally third-party subservicing fees, other third-party mortgage-related services fees, late charges, prepayment penalties and other miscellaneous servicing revenues) decreased by $10,000, to $3.1 million during the three months ended September 30, 2011 from $3.1 million during the corresponding period last year.  The Company had increases in (i) servicing and collection fees in the amount of $754,000 earned for the full three months ended September 30, 2011, compared with less than a full three months for the 2010 third quarter, under a new servicing agreement with a related third party entity (Bosco II) entered into by the Company in the third quarter of 2010 as a result of the Loan Sales, compared with the non recognition of servicing and collection fees earned from servicing the loans for the Bank’s Trust prior to the effective date of the September Loan Sale and $94,000 from a new servicing agreement with a related third party entity, Bosco III, entered into in December 2010 (both due to the required accounting treatment of the Company’s investment in Mortgage loans and real estate held for sale as a secured financing in accordance with GAAP, ASC Topic 860, prior to the effective dates of the Loan Sales), and (ii) the receipt of a grant from the state of New Jersey in the amount of $196,000 related to the relocation of the Company’s operations to New Jersey in 2005.  The Company had decreases in (i) servicing fees of $122,000 from various other third-party servicing and collection agreements, (ii) late charges and recoveries of outside foreclosure attorney costs collected from delinquent borrowers in the amount of $140,000, as these revenues in the second quarter of 2010 were accounted for as if the Company’s owned the Mortgage loans held for sale and serviced the owned mortgage loans underlying the Mortgage loans and real estate held for sale (due to the required accounting treatment of the Company’s investment in Mortgage loans held for sale a secured financing in accordance with GAAP, ASC Topic 860, prior to the effective dates of the Loan Sales), and (iii) property inspection (door knock) and due diligence fees of $183,000 and $135,000, respectively, as a result of a reduced volumes of such services provided to third parties.  Other miscellaneous income was approximately $167,000 in the quarter ended September 30, 2011 compared with $641,000 in the 2010 third quarter; in the quarter ended September 30, 2010, the Company received a tax refund in the amount of $240,000 and a recovery of a settled litigation matter of $303,000.

Operating Expenses.  Operating expenses decreased by $9.1 million, or 37%, to $15.5 million during the third quarter of 2011 from $24.6 million during the same period in 2010.  Total operating expenses include interest expense, collection, general and administrative expenses, amortization of deferred financing costs and depreciation expense.

Interest expense, inclusive of the costs of interest rate swaps, decreased by $5.6 million, or 33%, to $11.5 million during the three months ended September 30, 2011 from $17.1 million during the three months ended September 30, 2010.  This decrease was the result of the absence of the cost of interest rate swaps during the three months ended September 30, 2011 due to the early termination of the interest rate swap agreements with the Bank, and a lower average volume of borrowed funds outstanding (tranche A Legacy Debt) during the current quarter, which was somewhat offset by the addition of accrued and unpaid interest at a fixed interest rate of 15% on the tranche C Legacy Debt, as compared to the three months ended September 30, 2010.  Borrowed funds were reduced due principally to the redemption of the REIT Securities in May 2011 and the corresponding pay down of the Company’s Legacy Debt.  Interest expense on borrowed funds, excluding the cost of the interest rate swaps, decreased by $2.8 million during the three months ended September 30, 2011 due to a lower average volume of borrowed funds outstanding during the current quarter as compared with the quarter ended September 30, 2010, somewhat offset by the interest cost of the Company’s increasing balance of tranche C debt at 15%.  Interest-rate swap costs were $2.8 million in the three months ended September 30, 2010, while there were no interest rate swap costs in the current 2011 quarter.  The average cost of borrowed funds, including interest rate swaps, during the three months ended September 30, 2011 was 5.54%, compared to 5.06% during the three months ended September 30, 2010, principally reflecting the interest cost of the Company’s increasing balance of tranche C debt at 15% and the cost of the Company’s interest rate swaps in the quarter ended September 30, 2010.  The average cost of borrowed funds, excluding the costs of interest rate swaps, during the three months ended September 30, 2011 was 5.54% compared to 4.22% during the three months ended September 30, 2010, principally reflecting the interest cost of the Company’s increasing balance of tranche C debt at 15%.

The remaining balance of the Company’s interest rate swaps was terminated by the Bank in January 2011 and in May 2011 the Company’s interest rate swap indebtedness was fully satisfied as part of the May 2011 Settlement Agreement with the Bank.  The Company previously had in place fixed-rate interest rate swaps in order to limit the negative effect of a rise in short-term interest rates by effectively stabilizing the future interest payments on a portion of its variable-rate debt.  Because short-term interest rates actually declined in the months following the purchases of these swaps, and remained at extremely low levels, and due to the amortization of the Accumulated other comprehensive loss (“AOCL”) balance, which was offset somewhat by an increase in the fair value of the swaps, the interest rate swaps actually increased the Company’s interest cost in the quarter ended September 30, 2010 by $2.8 million.  At September 30, 2011, the weighted average interest rate of our borrowed funds, exclusive of the effect of the interest rate swaps, was 5.51%, compared with 4.15% at September 30, 2010.

Collection, general and administrative expenses decreased by $3.2 million, or 45%, to $3.9 million during the three months ended September 30, 2011, from $7.1 million during the corresponding period in 2010.  For the purpose of comparing collection, general and administrative expenses incurred by the Company on a recurring basis (i) third-party servicing expenses, which since the March 2009 Restructuring through principally the effective dates of the Loan Sale in the third quarter of 2010 were reimbursed by the Bank, in the aggregate amount of $1.4 million and (ii) restructuring costs of $1.0 million incurred in connection with the July 2010 Transaction during the quarter ended September 30, 2010 are excluded from the quarter-to-quarter change analysis.  These third-party servicing expenses were, however, included in the consolidated statements of operations due to the treatment for accounting purposes of the transfer of the trust certificates, representing ownership in approximately 83% of the Portfolio transferred to the REIT, as a financing in accordance with GAAP, and as a result, the mortgage loans and real estate remained on the Company’s balance sheet.  Therefore, the third-party costs incurred by us in the servicing and collection of the Bank’s loans and reimbursed by the Bank, for purposes of these consolidated financial statements, were not treated as reimbursed third-party servicing costs but as additional collection, general and administrative expenses as if the Company had owned and self serviced the mortgage loans, with an offsetting amount included in Fair valuation adjustments, and which had no impact on the Company’s consolidated statements of operations.  The third-party servicing costs were substantially eliminated in the three months ended September 30, 2011 compared with the same period ended September 30, 2010 as a result of the third and fourth quarter 2010 loan sales by the Trust, the transfer of approximately 83% of the trust certificates to the Bank’s REIT in March 2009 that was accounted for as a secured financing in accordance with GAAP with an equal percentage of mortgage loans and owned real estate sold to the Bank’s Trust remaining on the Company’s balance sheets classified as Mortgage loans and real estate held for sale and securing a Nonrecourse liability in an equal amount, was as of the effective dates of the Loan Sales and December Loan Sale substantially accounted for as a sale of loans in accordance with GAAP, to the extent of the loans sold by the Trust.  Similarly, the Loan Sales and December Loan Sale by the Bank’s Trust also resulted in treating substantially all of the loans represented by the remaining 17% in trust certificates held by the Company as sold in accordance with GAAP effective with the dates of the Loan Sales and December Loan Sale.

Exclusive of the items described above, collection, general and administrative expenses decreased by $742,000, or 16%, in the three months ended September 30, 2011 from $4.7 million during the corresponding 2010 period.  Salaries and employee benefits expenses decreased by $749,000, or 28%, to $2.0 million during the three months ended September 30, 2011, from $2.7 million during the three months ended September 30, 2010, due to reductions in staff throughout the Company.  The number of servicing employees decreased to 83 at September 30, 2011, from 101 employees at September 30, 2010.  The Company ended the three months ended September 30, 2011 with 113 employees, compared with 138 employees at September 30, 2010.  The Company experienced an increase in corporate legal expenditures of $64,000, or 46%, from an expense of $141,000 in the same three-month period in the prior year, principally due to general servicing-related litigation matters and legal consulting costs related to a potential separation of FCMC from Franklin Holding.  Professional fees increased by $103,000, or 34%, to $406,000 from $303,000, principally due to tax consulting expenses incurred in the quarter ended September 30, 2011.  Contract underwriter and property inspection costs decreased by $116,000 during the third quarter of 2011, to $89,000 from $205,000 in the prior year third quarter, due principally to a decrease in property inspection (door knocks) services provided to third parties.  Various other general and administrative expenses decreased by $44,000 during the three months ended September 30, 2011 as a result of reduced costs of third-party modeling for our serviced loans, reduced travel and promotional expenses, and lower corporate insurance costs.  These lower various other general and administrative costs were partially offset by an increase in occupancy costs due to a rent escalation effective January 1, 2011.

Amortization of deferred financing costs decreased by $275,000 to less than $1,000 during the third quarter of 2011 from $276,000 during the third quarter of 2010.  The significantly reduced amortization expense during the three months ended September 30, 2011 was the result of the absence of payments on the Company’s Total Debt due to the Company’s surrender of the REIT Securities to the Bank in May 2011, which was the principal remaining source of cash flow to meet its obligations with respect to its outstanding Total Debt.  Amortization of deferred financing costs during the quarter ended September 30, 2011 were the result of principal payments made on the Company’s Unrestructured Debt of $162,000, as there were no principal payments made on the Company’s Legacy Debt during the three months ended September 30, 2011.

Depreciation expenses decreased by $30,000, or 27%, to $79,000 in the third quarter of 2011.  This decrease during the three months ended September 30, 2011 was principally due to fully depreciated assets during the past twelve months and a reduction in assets purchased compared with the same quarterly period in 2010.

Pre-tax loss decreased by $8.4 million to a net loss of $12.1 million during the three months ended September 30, 2011 from a pre-tax loss of $20.5 million during the three months ended September 30, 2010, for the reasons set forth above.

The Company did not have a tax provision during the three months ended September 30, 2011, compared to a state income tax benefit of $99,000 during the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Overview.  The Company had net income attributed to common stockholders of $34.1 million for the first nine months of 2011, compared with a net loss of $40.2 million for the first nine months of 2010.  Revenues increased by $55.4 million to $91.2 million for the nine months ended September 30, 2011, from $35.8 million for the nine months ended September 30, 2010.  The Company had net income per common share for the nine months ended September 30, 2011 of $4.25 both on a diluted and basic basis, compared to a loss per share of $5.01 on both a diluted and basic basis for the nine months ended September 30, 2010.  The net income in the first nine months of 2011 resulted principally from the Bank’s REIT declaring and paying dividends on March 31, 2011 for the third and fourth quarters of 2010 and for the full year of 2011 in the aggregate amount of $63.8 million, all of which was recognized in the nine months ended September 30, 2011.  Dividend income in the quarter ended March 31, 2011 amounted to $31.9 million (representing the dividends paid for the third and fourth quarters of 2010 and the first quarter of 2011 by the Bank’s REIT on March 31, 2011); and, dividend income in the quarter ended June 30, 2011 amounted to $31.9 million (from the redemption of the REIT Securities that triggered the acceleration of the deferred dividend income at March 31, 2011 to be recognized in the three months ended June 30, 2011).  In addition, the settlement of interest rate swap liabilities resulted in a gain of $14.7 million recognized in the quarter ended June 30, 2011.

Total debt outstanding decreased to $836.0 million at September 30, 2011 from $1.341 billion at December 31, 2010.  Interest expense (inclusive of the costs of interest rate swaps, amortization of deferred financing costs and success fees) decreased by $8.5 million, or 16%, in the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 due principally to the reduced cost of the Company’s interest rate swaps as a result of the early termination of the interest rate swap agreements with the Bank in January 2011 and the full settlement of the Company’s interest rate swap indebtedness as part of the May 2011 Settlement Agreement with the Bank and a reduced average balance of borrowed funds.  As a result principally of the reduction in borrowed funds during the second quarter of 2011, substantially offset by the effect of an interest rate of 15% on an increasing balance of tranche C debt, which at September 30, 2011 totaled $182.4 million, interest expense on the Company’s borrowed funds, excluding the cost of the interest swaps, decreased by $3.3 million during the first nine months of 2011 compared with the same period in 2010.  The average cost of borrowed funds, excluding the costs of interest rate swaps, increased to 4.91% during the nine months ended September 30, 2011 from 4.09% during the nine months ended September 30, 2010.  Our average cost of borrowed funds, including the cost of interest rate swaps, during the nine months ended September 30, 2011 increased to 5.28% from 5.17% during the nine months ended September 30, 2010.  Collection, general and administrative expenses decreased by $10.2 million, or 46%, to $11.9 million during the nine months ended September 30, 2011, from $22.1 million for the same period in 2010 due principally to the accounting treatment in accordance with ASC Topic 860 of third-party servicing costs incurred for servicing third-party portfolios in the corresponding 2010 nine-month period (there were no such costs in nine-month period ended September 30, 2011), and lower salaries and benefits costs due to reductions in the Company’s workforce.  Stockholders’ deficit decreased to $815.7 million at September 30, 2011, or a deficit book value per common share at September 30, 2011 of approximately $101.59, from stockholders’ deficit of $852.9 million at December 31, 2010.

Revenues.  Revenues increased by $55.4 million to $91.2 million during the first nine months of 2011, from $35.8 million during the same period in 2010.  Revenues include interest income, dividend income, gain on settlement of REIT securities, gain on settlement of swap liabilities, fair valuation adjustments, and servicing fees and other income.

Interest income decreased by $26.4 million, or 98%, to $561,000 during the nine months ended September 30, 2011, as compared to $27.0 million for the same nine months in 2010.  The decrease in interest income reflected the impact of the Loan Sales by the Bank’s Trust and the Bank in the third quarter of 2010 and the resultant elimination of mortgage loans and real estate properties underlying the Company’s Investment in trust certificates at fair value and Mortgage loans and real estate held for sale.

Dividend income from the Company’s investment in the REIT Securities increased by $42.5 million, or 200%, to $63.8 million during the nine months ended September 30, 2011, as compared to $21.3 million during the nine months ended September 30, 2010.  The increase was the result of the payment of dividends by the Bank’s REIT on March 31, 2011 in the aggregate amount of $63.8 million for the last two quarters of 2010 and for the full year of 2011, all of which was recognized in the six months ended June 30, 2011.  The recognition of three quarters of dividend income in the quarter ended June 30, 2011 from the Company’s Investment in REIT securities was due to the redemption of the REIT Securities by the Bank in May 2011.  The recognition of three quarters of dividend income in the quarter ended March 31, 2011 from the Company’s Investment in REIT securities was due to the recognition of the dividends paid for the third and fourth quarters of 2010 and the first quarter of 2011 on March 31, 2011.  Dividends on the Company’s Investment in REIT securities were not declared by the Bank’s REIT for the third and fourth quarters of 2010.

Gain on settlement of REIT securities amounted to $684,000 during the nine months ended September 30, 2011.  The gain was the result of the Settlement Agreement entered into with the Bank in May 2011 covering the surrender and transfer of the Company’s investment in the REIT Securities.  The Investment in REIT securities was valued at $478.0 million by the Bank and the Company carried its Investment in the REIT securities at $477.3 million.  There were no similar gains in the comparable 2010 period.

Gain on settlement of a swap liability amounted to $14.7 million during the nine months ended September 30, 2011.  The gain was the result of the settlement of the outstanding swap liability with the Bank in May 2011 whereby the Company was released from the outstanding obligation.  There were no similar gains in the comparable 2010 period.

Fair valuation adjustments amounted to a net gain of $1.0 million for the nine months ended September 30, 2011 compared with a net loss of $18.3 million for the nine months ended September 30, 2010.  Included in the Fair valuation adjustments in the nine months ended September 30, 2011 was a recovery of $2.0 million, adjustments to the Nonrecourse liability for offsets to REO gains of approximately a negative $1.0 million, a net decrease of $900,000 in the valuation of the Mortgage loans and real estate held for sale that was offset by a $900,000 net gain on the Nonrecourse liability, a loss on REO sold in the amount of $314,000, and a valuation gain on Notes receivable held for sale of $306,000.  The $2.0 million recovery was for holdback funds from the sale of loans by the Trust and the Bank in the third quarter of 2010 that was released by the Bank in the quarter ended June 30, 2011.  Fair valuation adjustments amounted to a net loss of $18.3 million for the nine months ended September 30, 2010.  The Company recognized a negative fair value adjustment in the quarter ended September 30, 2010 on the loans sold by the trust in the Loan Sales, and also recognized a negative fair value adjustment in the quarter ended June 30, 2010 based on the estimated pricing of the loans expected to be sold by the trust in the July Loan Sale.  Included in the Fair valuation adjustments in the nine months ended September 30, 2010 were a valuation loss on the sale of trust certificates of $11.5 million, a net gain on REO sold in the amount of $5.2 million, a valuation gain on trust certificates of $5.7 million, and various other net negative adjustments of approximately $17.7 million, which principally included expenses recognized on the Nonrecourse liability equal to the interest income and fees received of approximately $9.8 million and fair value adjustments to the Nonrecourse liability for offsets to REO gains of approximately negative $7.9 million.

Servicing fees and other income (principally third-party subservicing fees, other third-party mortgage-related services fees, late charges, prepayment penalties and other miscellaneous servicing revenues) increased by $4.7 million, or 81%, to $10.5 million during the nine months ended September 30, 2011 from $5.8 million during the corresponding period last year.  This increase was principally the result of the recognition of servicing fees earned under two new servicing agreements with third parties entered into by the Company in the third quarter of 2010 as a result of the Loan Sales, compared with the non recognition of servicing and collection fees earned from servicing the loans for the Bank’s Trust prior to the effective dates of the July Loan Sale and the September Loan Sale (due to the required accounting treatment of the Company’s investment in Mortgage loans and real estate held for sale as a secured financing in accordance with GAAP, ASC Topic 860, prior to the effective dates of the Loan Sales), which contributed $4.0 million in net servicing fees in the nine months ended September 30, 2011, and net servicing fees of $2.1 million from various other third-party servicing and collection agreements.  In addition, the Company earned increased fees from property inspections (door knocks) of $278,000, an insurance premium rebate in the amount of $308,000 received in the three months ended March 31, 2011, an increase in grants received from the state of New Jersey in the amount of $112,000 related to the relocation of the Company’s operations to New Jersey in 2005, and an increase in HAMP fees in the amount of $209,000.  These revenue increases were somewhat offset by decreased due diligence fees of $39,000, a reduction of $175,000 in the servicing fees recognized on the portfolio of loans serviced for Bosco I (the result of amendments to the servicing contract with Bosco I effective in February and October 2009), reduced late charges and other ancillary servicing fees collected from delinquent borrowers in the amount of $1.2 million and decreased recoveries of outside foreclosure attorney costs collected from delinquent borrowers in the amount of $472,000, as these revenues in the first nine months of 2010 were accounted for as if the Company’s owned the Mortgage loans and real estate held for sale and serviced the owned mortgage loans and real estate properties underlying the Mortgage loans and real estate held for sale (due to the required accounting treatment of the Company’s investment in Mortgage loans and real estate held for sale a secured financing in accordance with GAAP, ASC Topic 860, prior to the effective dates of the Loan Sales), and reduced other miscellaneous income of approximately $221,000.  In the nine months ended September 30, 2010, the Company received a tax refund in the amount of $240,000.

Operating Expenses.  Operating expenses decreased by $18.9 million, or 25%, to $56.9 million during the first nine months of 2011 from $75.8 million during the same period in 2010.  Total operating expenses include interest expense, collection, general and administrative expenses, amortization of deferred financing costs and depreciation expense.

Interest expense decreased by $11.0 million, or 21%, to $41.9 million during the nine months ended September 30, 2011 from $52.9 million during the nine months ended September 30, 2010.  This decrease was principally the result of a lower cost of interest rate swaps (due to the early termination of the interest rate swap agreements with the Bank) and a lower average volume of borrowed funds outstanding (tranche A debt) during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  Interest expense on borrowed funds, excluding the cost of the interest swaps, decreased by $3.3 million during the nine months ended September 30, 2011 due to a lower average volume of borrowed funds outstanding during the current quarter ended September 30, 2011, which was partially offset by an increase in interest expense of the Company’s tranche C debt (the outstanding balance of which increased from $156.8 million at September 30, 2010 to $182.4 million at September 30, 2011) as a result of the addition of accrued and unpaid interest at a fixed interest rate of 15%.  The average cost of borrowed funds, including interest rate swaps, during the nine months ended September 30, 2011 was 5.28%, compared to 5.17% during the nine months ended September 30, 2010, principally reflecting the reduced cost of the Company’s interest rate swaps.  The average cost of borrowed funds, excluding the costs of interest rate swaps, during the nine months ended September 30, 2011 was 4.91% compared to 4.09% during the nine months ended September 30, 2010, principally reflecting the interest cost of the Company’s increasing balance of tranche C debt at 15%.

The remaining balance of the Company’s interest rate swaps was terminated by the Bank in January 2011, and in May 2011, the Company’s interest rate swap indebtedness was fully satisfied as part of the May 2011 Settlement Agreement with the Bank.  The Company previously had in place fixed-rate interest rate swaps in order to limit the negative effect of a rise in short-term interest rates by effectively stabilizing the future interest payments on a portion of its variable-rate debt.  During the nine months ended September 30, 2011, the net impact of the Company’s cash flow hedges was an increase of $3.3 million to interest expense, inclusive of $3.1 million of amortization of the AOCL balance and reclassified from AOCL into earnings, and the cost of the hedges in the amount of $194,000.  During the nine months ended September 30, 2010, the net impact of the Company’s cash flow hedges was an increase of $11.0 million to interest expense, inclusive of $7.2 million of amortization of the AOCL balance and reclassified from AOCL into earnings, and the cost of the hedges in the amount of $9.3 million, which was somewhat offset by an increase of $5.5 million in the fair value of the existing swaps. At September 30, 2011, the weighted average interest rate of our borrowed funds, exclusive of the effect of the interest rate swaps, was 5.51%, compared with 4.15% at September 30, 2010.

Collection, general and administrative expenses decreased by $10.2 million, or 46%, to $11.9 million during the nine months ended September 30, 2011, from $22.1 million during the corresponding period in 2010.  For the purpose of comparing collection, general and administrative expenses incurred by the Company on a recurring basis (i) third-party servicing expenses, which since the March 2009 Restructuring through principally the effective dates of the Loan Sale in the third quarter of 2010 were reimbursed by the Bank, in the aggregate amount of $5.8 million and (ii) restructuring costs of $1.0 million incurred in connection with the July 2010 Transaction during the quarter ended September 30, 2010 are excluded from the quarter-to-quarter change analysis.  These third-party servicing expenses were, however, included in the consolidated statements of operations due to the treatment for accounting purposes of the transfer of the trust certificates, representing ownership in approximately 83% of the Portfolio transferred to the REIT, as a financing in accordance with GAAP and, as a result the mortgage loans and real estate remained on the Company’s balance sheets.  Therefore, the third-party costs incurred by us in the servicing and collection of the Bank’s loans and reimbursed by the Bank, for purposes of these consolidated financial statements, were not treated as reimbursed third-party servicing costs but as additional collection, general and administrative expenses as if the Company had owned and self serviced the mortgage loans, with an offsetting amount included in Fair valuation adjustments, which had no impact on the Company’s consolidated statement of operations.  The third-party servicing costs were substantially eliminated in the nine months ended September 30, 2011 compared with the same period ended September 30, 2010 as a result of the third and fourth quarter 2010 loan sales by the Trust, the transfer of approximately 83% of the trust certificates to the Bank’s REIT in March 2009 that was accounted for as a secured financing in accordance with GAAP with an equal percentage of mortgage loans and owned real estate sold to the Bank’s Trust remaining on the Company’s balance sheet classified as Mortgage loans and real estate held for sale and securing a Nonrecourse liability in an equal amount, was as of the effective dates of the Loan Sales and December Loan Sale substantially accounted for as a sale of loans in accordance with GAAP, to the extent of the loans sold by the Trust.  Similarly, the Loan Sales and December Loan Sale by the Bank’s Trust also resulted in treating substantially all of the loans represented by the remaining 17% in trust certificates held by the Company as sold in accordance with GAAP effective with the dates of the Loan Sales and December Loan Sale.

Exclusive of these items described above, collection, general and administrative expenses decreased by $3.4 million, or 22%, in the nine months ended September 30, 2011, from $15.3 million during the corresponding period in 2010.  Salaries and employee benefits expenses decreased by $2.7 million, or 31%, to $6.0 million during the nine months ended September 30, 2011, from $8.7 million during the nine months ended September 30, 2010, due to reductions in staff throughout the Company.  The number of servicing employees decreased to 83 at September 30, 2011, from 101 employees at September 30, 2010.  The Company ended the nine months ended September 30, 2011 with 113 employees, compared with 138 employees at September 30, 2010.  The Company also experienced a decrease in corporate legal expenditures of $441,000, or 55%, from $806,000 in the same nine-month period last year, principally due to the recovery of unused legal expenses that were previously accrued related to the Restructuring in 2009 and generally reduced legal expenditures.  Professional fees decreased by $279,000, or 20%, to $1.1 million from $1.4 million, principally due to the timing of outside tax and audit fees recognized, compared to the same period last year.  Contract underwriter and property inspection costs increased by $164,000 during the first nine months of 2011, to $545,000 from $381,000 in the first nine months of the prior year, principally due to an increase in the volume of property inspection (door knock) services provided to third parties.  Various other general and administrative expenses decreased by approximately $97,000 during the nine months ended September 30, 2011 as a result of lower information technology costs, reduced travel and promotional expenses, and lower corporate insurance costs.  These lower various other general and administrative costs were partially offset by an increase in occupancy costs due to a rent escalation effective January 1, 2011.

Amortization of deferred financing costs increased by $2.5 million to $2.8 million during the first nine months of 2011, from $339,000 during the first nine months of 2010.  This increase was the result principally of the $478 million pay down of the Company’s Legacy Debt with the proceeds from the redemption of the REIT Securities in May 2011.

Depreciation expenses decreased by $153,000 or 39%, to $242,000 in the first nine months of 2011.  This decrease during the nine months ended September 30, 2011 was principally due to fully depreciated assets during the past twelve months and a reduction in assets purchased compared with the same nine-month period in 2010.

Pre-tax income during the nine months ended September 30, 2011 increased by $74.3 million to net income of $34.3 million, from a pre-tax loss of $40.0 million during the nine months ended September 30, 2010, for the reasons set forth above.

The Company recorded a FIN 48 state income tax provision of $226,000 during the nine months ended September 30, 2011, compared to a state income tax expense of $73,000 on income from one of its subsidiaries recorded during the nine months ended September 30, 2010.

Liquidity and Capital Resources

General

As of September 30, 2011, the Company had one limited source of external funding, a $1 million credit line, to meet liquidity requirements, in addition to the cash flow provided from servicing loans and performing due diligence and other services for third parties.  Due principally to (i) the Bank’s REIT declaring and paying dividends for the third and fourth quarters of 2010 and for the full year of 2011 on March 31, 2011 in the aggregate amount of $63.8 million, the Company paid down tranche A debt during the quarter ended March 31, 2011 by the net amount of $55.4 million and (ii) in the quarter ended June 30, 2011 due to the surrender of the REIT Securities in May 2011, the Company paid down tranche A debt by approximately $478.0 million; and, as a result, the outstanding principal balance of the tranche A debt at September 30, 2011 was $175.5 million.  None of the dividends received or proceeds from the surrender of the REIT Securities were applied by the Bank to pay interest due on the Legacy Debt (including on tranche A debt), which was added to the debt balance outstanding.

As a result of the Company voluntarily surrendering and transferring to the Bank the REIT Securities, the Company’s principal remaining source of cash flow to meet its obligations with respect to its outstanding Total Debt remaining after the surrender of the REIT Securities was principally eliminated.  The Company, as of September 30, 2011, is left without what had been essentially the remaining principal cash-flow generating asset available to service the outstanding principal balance of the Legacy Debt.  Therefore, accrued and unpaid interest will be added to the outstanding principal balance of the Legacy Debt, and the Company will be unable to pay the principal balance of the Legacy Debt at the maturity of the Legacy Credit Agreement on March 31, 2012 (or upon earlier termination under the provisions of the Legacy Credit Agreement).  During the nine months ended September 30, 2011, $37.6 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid, of which approximately $11.2 million was added in the quarter ended September 30, 2011.  See “Borrowings” and Note 9.

The Company is required to submit all payments it receives from the remaining cash flow from the Investment in trust certificates at fair value (which as of September 30, 2011, was supported by a very small pool of real estate owned properties held by the Trust) and the Notes receivable held for sale, net, to a lockbox, which is controlled by the Bank.  Substantially all amounts submitted to the lockbox are used to pay interest and principal on the outstanding balance of Legacy Debt, under the Legacy Credit Agreement with the Bank, and the Unrestructured Debt.  See “Borrowings.”

Short-term Investments.  The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk.  At September 30, 2011, substantially all of the Company’s unrestricted cash (including FCMC’s $7.5 million of pledged cash) was held in operating accounts or invested in money market accounts at the Bank.

Cost of Funds.  As of September 30, 2011, we had total borrowings of $836.0 million, of which $797.8 million was subject to the Legacy Credit Agreement and $38.2 million of Unrestructured Debt.  Substantially all of the debt was incurred in connection with the purchase and origination of loans prior to November 2007, and as of September 30, 2011 is secured principally by the remaining balance of trust certificates, pledged cash in the amount of $7.5 million and certain other assets, including 100% of the equity interests in all direct and indirect subsidiaries of Franklin Holding, but not FCMC.  The assets of our servicing subsidiary, FCMC (other than $7.5 million of cash collateral held as security under the Licensing Credit Agreement on which the Bank has a second-priority lien under the Legacy Credit Agreement), are not pledged as collateral for the Legacy Debt.

At September 30, 2011, the interest rates on our term debt (Notes payable) were as follows:

	In accordance with the terms of the Restructuring Agreements	Under the terms of the Forbearance Agreement and Credit Agreement excluded from the Restructuring Agreements
FHLB 30-day LIBOR advance rate plus 2.60%	$—	$15,486,915
FHLB 30-day LIBOR advance rate plus 2.75%	—	22,746,280
LIBOR plus 2.25% (Tranche A)	175,498,574	—
LIBOR plus 2.75% (Tranche B)	439,889,202	—
15.00% (Tranche C)	182,424,615	—

	$797,812,391	$38,233,195

At September 30, 2011, the weighted average interest rate on term debt (the Total Debt) was 5.51%.

Terms of the Restructured Indebtedness under the Legacy Credit Agreement.  The following table summarizes the principal economic terms of the Company’s indebtedness under the Legacy Credit Agreement.

	Outstanding Principal Amount at March 31, 2009 – Franklin Asset/Tribeca	Outstanding Principal Amount at September 30, 2011 – Franklin Asset/Tribeca	Applicable Interest Margin Over LIBOR (basis points)		Required Monthly Principal Amortization
Tranche A	$838,000,000	$175,000,000	225		None
Tranche B	$407,000,000	$440,000,000	275		None
Tranche C	$125,000,000	$182,000,000	N/A	(1)	None

Unrestructured Debt	$41,000,000	$38,000,000		(2)	None

__________________

(1)	The applicable interest rate is fixed at 15% per annum. Interest will be paid in kind during the term of the Restructuring.
(2)	Interest margin over FHLB 30-day LIBOR advance rate plus 2.60%-2.75%.

The interest rate under the terms of the Restructuring Agreements for tranche A and tranche B indebtedness that is the basis, or index, for the Company’s interest cost is one-month London Interbank Offered Rate (“LIBOR”) plus applicable margins.  In accordance with the terms of the Restructuring Agreements, interest due and unpaid on tranche A (upon election), tranche B and tranche C debt is accrued and added to the debt balance.  During the quarter ended September 30, 2011, $11.2 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid, of which $1.1 million was added to tranche A debt.  During the nine months ended September 30, 2011, $37.6 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid, of which $8.3 million was added to tranche A debt.

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

At September 30, 2011, we had cash and cash equivalents of $13.0 million compared with $12.6 million at December 31, 2010.  Restricted cash of $914,000 at September 30, 2011 and $2.4 million at December 31, 2010 was restricted under the Legacy Credit Agreement and lockbox facility with the Bank.

Changes in several of the cash flows for the nine months ended September 30, 2010 noted in the explanations that follow were the result of the March 2009 Restructuring and the resultant changed asset classifications form notes receivable and originated loans held for investment to Investment in trust certificates at fair value and Mortgage loans and real estate held for sale.

Net cash provided by operating activities as reported was $63.0 million during the nine months ended September 30, 2011, compared with net cash provided of $61.8 million during the nine months ended September 30, 2010.  Although the transfer of the trust certificates, representing approximately 83% of the Portfolio, to the Bank’s REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, was treated as a secured financing in accordance with ASC Topic 860 until the effective dates of the Loan Sales in the quarter ended September 30, 2010 and the December Loan Sale in December 2010.  Therefore, the mortgage loans and real estate assets, until the effective dates of the Loan Sales in the quarter ended September 30, 2010 and the December Loan Sale in December 2010, remained on the Company’s balance sheets classified as Mortgage loans and real estate held for sale securing a Nonrecourse liability in an equal amount.  The treatment as a financing on the Company’s balance sheet, however, did not affect the cash flows of the transfer and has not affected the Company’s cash flows or its reported net income.  Excluding reported activities related to Mortgage loans and real estate held for sale and the offsetting Nonrecourse liability, the increase in cash provided by operating activities was primarily due to the Bank’s REIT declaring and paying dividends for the third and fourth quarters of 2010 and for the full year 2011 on March 31, 2011 in the amount of $63.8 million, which resulted in net income attributed to common stockholders of $34.2 million in the nine months ended September 30, 2011, and from the non-payment of interest on the Legacy Debt (Paid in kind interest) of $37.6 million, which was offset somewhat by a $14.7 million settlement of the Company’s interest rate swap agreements with the Bank.

Net cash provided by investing activities was $480.0 million in the nine months ended September 30, 2011, compared to cash provided of $843,000 in the nine months ended September 30, 2010.  The increase in cash provided by investing activities during the nine months ended September 30, 2011 was due primarily to the Settlement Agreement entered into with the Bank in May 2011 covering the surrender and transfer of the REIT Securities to the Bank in the amount of $478.0 million.

Net cash used in financing activities increased to approximately $542.6 million during the nine months ended September 30, 2011, compared to $64.7 million used during the nine months ended September 30, 2010.  The increase in cash used in financing activities during the nine months ended September 30, 2011 was principally due to the increase in the pay down of debt (Notes payable) from the $478.0 million REIT stock settlement and dividends paid by the Bank’s REIT for the third and fourth quarters of 2010 and for the full year of 2011 on March 31, 2011 in the aggregate amount of $63.8 million.

Borrowings

Substantially all of the Company’s debt was incurred in connection with the purchase and origination of residential 1-4 family mortgage loans prior to December 2007.  These borrowings are shown in the Company’s Consolidated Financial Statements as Notes payable (also referred to as term debt or Total Debt herein).  The Company ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the Bank.  In 2008, the Company changed its business model to become a provider to third parties of specialized loan servicing and recovery collection services, due diligence and certain other services to the residential mortgage loan industry, and has operated these activities through FCMC.

At September 30, 2011, the Company had total borrowings, Notes payable and Financing agreements, of $836.0 million under the Restructuring Agreements (the Total Debt), of which $797.8 million was subject to the Company’s debt restructured in the March 2009 Restructuring (the Legacy Debt) and $38.2 million was subject to the Unrestructured Debt.  During the quarter ended September 30, 2011, $11.2 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid, of which $1.1 million was added to tranche A debt.  During the nine months ended September 30, 2011, $37.6 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid, of which $8.3 million was added to tranche A debt.

At September 30, 2011, FCMC had no debt outstanding under the revolving line under its Licensing Credit Agreement with the Bank, which is shown in the Company’s financial statements as “Financing agreement.”

For a description the Company’s borrowing agreements, see Note 9 – “Notes Payable and Financing Agreements.”

Interest Rate Swaps

As of September 30, 2011, the Company had no outstanding interest rate swap agreements in place to reduce the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in one-month LIBOR.  All of our past interest rate swap agreements were executed with the Bank.  See Note 7 – “Derivatives.”

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

The Company’s operating results, effective as of March 31, 2011, depend on its net revenues from servicing loans and performing due diligence and other services for third parties and the interest paid on its borrowings.  As a result of the Settlement Agreement entered into with the Bank in May 2011, and effective March 31, 2011, covering the surrender and transfer of the Company’s investment in preferred and common stock of the Bank’s REIT, the Company essentially has no interest-earning assets remaining to provide interest income to service its remaining balance of interest-bearing borrowed funds.  Our borrowings are based principally on a variable rate (one-month LIBOR), which creates a total mismatch between interest earned on our interest-yielding assets and the interest paid on our borrowings.  Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest expense and, therefore, net losses in the future.  We have used from time to time interest rate derivatives, essentially interest rate swaps, to hedge our interest rate exposure by converting a portion of our highly interest-sensitive borrowings from variable-rate payments to fixed-rate payments.  However, effective as of January 5, 2011, the Bank terminated the remaining $390 million balance of interest rate swaps intended to hedge a portion of the interest rate risk.  Therefore, as of September 30, 2011, a 1% instantaneous and sustained increase in one-month LIBOR would have the effect of increasing quarterly interest expense by approximately $1.6 million, pre-tax, which would negatively impact our quarterly after-tax loss.  See Note 9 – “Notes Payable and Financing Agreements.”

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and revised and updated in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31 and June 30, 2011, other than as set forth below.

Risks Related to Our Business

Due to the expiration of the Forbearance Agreement covering the Unrestructured Debt on September 30, 2011, the Unrestructured Debt is due and payable.

The Unrestructured Debt became due and payable on September 30, 2011.

The March 2009 Restructuring did not include a portion of the Company’s debt (the Unrestructured Debt), which as of September 30, 2011 totaled approximately $38.2 million.  The Unrestructured Debt, which was due and payable as of September 30, 2011 under the Company’s 2004 master credit agreement with Huntington, was subject to the original terms of the Forbearance Agreement.  Although the Unrestructured Debt is due and payable to the Bank or its lending participants, which include a related party entity (Bosco Credit III, LLC) that has a fifty percent beneficial ownership in the commercial loan governing the Unrestructured Debt, due to the expiration of the Forbearance Agreement on September 30, 2011, the Bank has not exercised any of its available rights or remedies, including collection efforts and the right to call an event of default under the Legacy Credit Agreement.

Should the Bank do so, such action could result in the Company’s insolvency.

FCMC is not obligated to the Bank with respect to the Unrestructured Debt and any references to FCMC in the Company’s 2004 master credit agreement governing the Unrestructured Debt were amended to refer to Franklin Credit Asset Corporation.

The Bank, with notice, has the right to call an event of default under the Legacy Credit Agreement, but not the Licensing Credit Agreement, which does not include cross-default provisions that would be triggered by such an event of default under the Legacy Credit Agreement.  The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets and stock of FCMC (except for a second-priority lien of the Bank on $7.5 million of cash collateral held as security under the Licensing Credit Agreement).

The risk factors discussed in detail in the Company’s Form 10-K and revised and updated in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31 and June 30, 2011 to which there have been no material changes include the following:

Risks Related to Our Business

●	Our borrowings are sensitive to changes in interest rates.

●	We will not be able to reduce the Total Debt.

●	Our operating losses commencing with the quarter ended September 30, 2011 and in 2012 and beyond will increase due to the surrender and transfer to the Bank of the REIT Securities.

●	Our business is sensitive to, and can be materially affected by, changes in interest rates.

●	The Company may not be able to continue as a going concern.

●	Our Restructuring Agreements with the Bank require us to observe certain covenants, and our failure to satisfy such covenants could render us insolvent.

●
If our lenders fail to renew our available credit under the Licensing Credit Agreement for additional terms, our revolving line of credit and letter of credit facilities will expire on September 30, 2011.  If our lenders fail to renew our loans under the Legacy Credit Agreement for additional terms or provide us with refinancing opportunities, our legacy indebtedness will become due and payable in March 2012.

●	The clients for whom we service loans may transfer our rights as servicer and we may be unable to add business or take appropriate cost saving measures to replace reduced revenues.

●	Our ability to fund operating expenses depends on the cash flow received from servicing loans for third parties.

●	A prolonged economic slowdown or a lengthy or severe recession could harm our servicing operations, particularly if it results in a decline in the real estate market.

●	We may not be successful in expanding or implementing our planned business of providing servicing and other mortgage related services for other entities on a fee-paying basis.

●	If we do not obtain and maintain the appropriate state licenses, we will not be allowed to service mortgage loans in affected states, which would adversely affect our operations.

●
A significant amount of the mortgage loans that we originated and acquired prior to the March 2009 Restructuring and continue to service on behalf of third parties are secured by property in New York, New Jersey, Florida, Texas and California, and our operations could be harmed by economic downturns or other adverse events in these states.

●	We may not be adequately protected against the risks inherent in servicing subprime residential mortgage loans.

●
A number of the second-lien mortgage loans that we service are subordinated to ARM or interest-only mortgages that may be subject to monthly payment increases, which may result in delinquencies and a decrease in servicing and collection revenues.

●
We are subject to losses from the mortgage loans we acquired and originated prior to the Restructuring due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, sellers of loans we acquired, vendors and our employees.

●	Legal proceedings and regulatory investigations could be brought or initiated which could adversely affect our financial results.

●
Given the nature of the industry in which we operate, our businesses is, and in the future may become, involved in various legal proceedings the ultimate resolution of which is inherently unpredictable and could have a material adverse effect on our business, financial position, results of operations or cash flows.

●	We are exposed to counter-party risk and there can be no assurances that we will manage or mitigate this risk effectively.

●
The success and growth of our servicing business will depend on our ability to adapt to and implement technological changes, and any failure to do so could result in a material adverse effect on our business.

●	If we do not manage the changes in our businesses effectively, our financial performance could be harmed.

●	The inability to attract and retain qualified employees could significantly harm our business.

●	An interruption in or breach of our information systems may result in lost business and increased expenses.

●	We are exposed to the risk of environmental liabilities with respect to properties to which we took title.

●	A loss of our Chairman and President may adversely affect our operations.

Risks Related to Our Financial Statements

●
We may become subject to liability and incur increased expenditures as a result of our having reassessed our allowance for loan losses and our transfer of substantially all our mortgage portfolio related assets to the Bank.

●	Failures in our internal controls and disclosure controls and procedures could lead to material errors in our financial statements and cause us to fail to meet our reporting obligations.

Risks Related to the Regulation of Our Industry

●
New legislation and regulations directed at curbing predatory lending and abusive servicing practices could restrict our ability to service non-prime residential mortgage loans, which could adversely impact our earnings.

●	The broad scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

●	We may be subject to fines or other penalties based upon the conduct of our independent brokers.

●	We are subject to reputation risks from negative publicity concerning the subprime mortgage industry.

●	We are subject to significant legal and reputation risks and expenses under federal and state laws concerning privacy, use and security of customer information.

●	If many of the borrowers of the loans we service become subject to the Servicemembers Civil Relief Act of 2003, our cash flows and service fee income may be adversely affected.

●	Legislative action to provide mortgage relief may negatively impact our business.

Risks Related to Our Securities

●	Thomas J. Axon effectively controls our company, substantially reducing the influence of our other stockholders.

●	Our common stock is quoted only on the OTC Bulletin Board, which may adversely impact the price and liquidity of the common stock, and our ability to raise capital.

●
Our organizational documents, Delaware law and our Restructuring Agreements may make it harder for us to be acquired without the consent and cooperation of our board of directors, management and our Bank.

●	Our quarterly operating results may fluctuate and cause our stock price to decline.

●	Compliance with the rules of the market in which our common stock is quoted and proposed and recently enacted changes in securities laws and regulations are likely to increase our costs.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number
3.1
First Amended and Restated Certificate of Incorporation.  Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on December 24, 2008.

3.2	Amended and Restated By-laws. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN CREDIT HOLDING CORPORATION

November 14, 2011

	By:	/s/ THOMAS J. AXON
Thomas J. Axon
President
(Principal Executive Officer)
November 14, 2011

	By:	/s/ PAUL D. COLASONO
Paul D. Colasono
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)