Form 10-K
period 2011-12-31
FRANKLIN CREDIT HOLDING CORP/DE/
filed 2012-03-23
CIK 831246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes ☐          No ☒

Based upon the closing sale price on the last business day of the registrant’s most recently completed second fiscal quarter ($0.14 on June 30, 2011), the aggregate market value of common stock held by non-affiliates of the registrant as of such date was approximately $443,839.  There is no non-voting stock outstanding.

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 16, 2012:
8,028,795.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2011, are incorporated by reference into Part III.

FRANKLIN CREDIT HOLDING CORPORATION

FORM 10-K
December 31, 2011

PART I

ITEM 1.	BUSINESS

As used herein, references to the “Company,” “Franklin Holding,” “we,” “our” and “us” refer to Franklin Credit Holding Corporation (“FCHC”), collectively with its subsidiaries (including Franklin Credit Management Corporation); references to “FCMC” refer to Franklin Credit Management Corporation, the Company’s servicing business subsidiary; references to the “Legacy Credit Agreement” refer to the Legacy Credit Agreement between certain subsidiaries of FCHC (but not FCMC), on the one hand, and The Huntington National Bank (“Huntington” or the “Bank”) and its participating lenders, on the other hand, dated as of March 31, 2009, as amended, which covers the debt incurred by the Company prior to December 2007; references to the “Licensing Credit Agreement” refer to the Licensing Credit Agreement between FCHC, FCMC and the Bank, dated March 31, 2009, as amended, which extends a line of credit and letter of credit facility to FCMC and FCHC; references to the “Legacy Debt” refer to the indebtedness owed to the Bank and its participating lenders under the Legacy Credit Agreement; references to the “Unrestructured Debt” refer to the indebtedness owed to the Bank under the Company’s 2004 master credit agreement with the Bank and previously subject to the original terms of the forbearance agreements entered into with the Bank in December 2007 and subsequent amendments thereto until the expiration pursuant to their terms on September 30, 2011; and references to the “Total Debt” refer to the aggregate Legacy Debt and Unrestructured Debt, which is the total indebtedness owed to the Bank and its participating lenders under agreements to which the Company and/or its subsidiaries is a party.

Franklin Holding is a Delaware corporation incorporated on July 30, 2008.  Following a corporate reorganization that took effect in December 2008 and a debt restructuring completed in March 2009 with the Bank, which are described in greater detail below, Franklin Holding’s operating business has been conducted solely through FCMC.  FCMC is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collection and recovery servicing, and in the due diligence, analysis, pricing and acquisition of residential mortgage portfolios, for third parties.  FCMC is a Delaware corporation incorporated on February 24, 1988.

Overview

Recent Developments: Anticipated Bankruptcy Filing of FCHC and Separation of FCMC from FCHC

Subject to the final approval of the Bank, the Bank agreed as part of certain implementing agreements regarding a transaction in September 2010 (the “September 2010 Transaction”) (as described in Note 11 to the Consolidated Financial Statements) to a spinoff of the ownership of FCMC.  Within the next several weeks simultaneously with or shortly after the commencement of a potential bankruptcy case, we anticipate beginning the process of spinning off FCMC through the filing of a voluntary petition for bankruptcy relief (the “Bankruptcy Filing”) and pre-packaged plan of reorganization (the “Plan of Reorganization”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”), subject to having first obtained the consent of the only eligible voting creditor, the Bank, which we anticipate receiving and otherwise satisfying the requirements of the U.S. Bankruptcy Code.  Neither FCMC nor any other subsidiaries of FCHC intend to file for bankruptcy.  It is anticipated that following the Bankruptcy Filing, FCHC will continue to operate in the ordinary course of business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code and the orders of the Bankruptcy Court.  FCHC will not request the appointment of a case trustee or examiner.  Vendors of FCHC will be paid for goods furnished and services provided in the ordinary course of business during the pendency of the bankruptcy.  FCHC has incurred and we anticipate will continue to incur significant costs, primarily professional fees, associated with the Bankruptcy Filing.  The Plan of Reorganization, if successfully consummated, would result in a controlled liquidation of FCHC with the proceeds of the liquidation paid to the creditors of the Company, as received.

As a result of the Bankruptcy Filing, FCHC will be required to file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by the U.S. Bankruptcy Code, as well as certain financial information on an unconsolidated basis.  Such materials will be prepared according to requirements of Federal bankruptcy law.  While these documents and the information contained therein provide then-current information required under the U.S. Bankruptcy Code, they are nonetheless unconsolidated, unaudited, and prepared in a format different from that used in FCHC’s Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and filed under the securities laws.  Accordingly, FCHC believes that the substance and format will not allow meaningful comparison with its regular publicly-disclosed Consolidated Financial Statements.  Moreover, the materials to be filed with the Bankruptcy Court will not be prepared for the purpose of providing a basis for an investment decision relating to FCHC’s securities, or for comparison with other financial information filed with the Securities and Exchange Commission (the “SEC”).

The Bankruptcy Filing would constitute events of default under the Legacy Credit Agreement, which in any event is set to mature on March 31, 2012, and the Licensing Credit Agreement, with the Legacy Debt automatically due and payable but subject to the automatic stay and other provisions of the U.S. Bankruptcy Code.  Therefore, prior to the Bankruptcy Filing, FCHC intends to seek from the Bank (i) an agreement to delete FCHC as a party and any references to FCHC under the Licensing Credit Agreement, with FCHC to have no further rights or obligations as a borrower thereunder, (ii) a waiver of any defaults under the Licensing Credit Agreement relating to the Bankruptcy Filing and (iii) a forbearance from the Bank on initiating collection proceedings or exercising its rights and remedies with respect to the cash collateral of $7.5 million pledged to the Bank under the Legacy Credit Agreement and Licensing Credit Agreement, until at least September 30, 2012.  Because neither FCHC nor FCMC is an obligor or guarantor under the Legacy Credit Agreement, FCHC and FCMC are not liable to the Bank for the indebtedness under the Legacy Credit Agreement, except for the $7.5 million pledged by FCHC and FCMC to the Bank as described above.

There can be no assurance, however, that (i) FCHC will obtain the consent of the Bank to the Plan of Reorganization or that the Plan of Reorganization filed with the Bankruptcy Filing to spin off FCMC from FCHC will be confirmed by the Bankruptcy Court or that there might not be tax, shareholder, legal, regulatory, accounting or other matters that could prevent the spinoff of FCMC from FCHC or (ii) that FCHC and FCMC will obtain the necessary waivers and agreements of the Bank with respect to the Legacy Credit Agreement and Licensing Credit Agreement to maintain the line of credit and letter of credit facility of FCMC for its servicing licenses, which is supported by the $7.5 million of cash collateral previously pledged to the Bank by FCHC and FCMC, should FCHC make the Bankruptcy Filing.

The primary objective of the Plan of Reorganization is to spin off FCHC’s 80% interest in FCMC to its shareholders in consideration for FCMC agreeing to pay FCHC the amount equal to the estimated fair market value of FCMC, as determined by an independent advisory firm, over a period of years, which has not yet been determined.  The potential benefits of a spinoff of FCMC from FCHC include:

•
enabling FCHC stockholders to potentially retain some value in the Company, which would not be likely without the spinoff due to Franklin Holding’s significant consolidated losses, significant stockholders’ deficit, inability to repay its outstanding debt to the Bank, and going concern uncertainty of the consolidated Franklin Holding;

•	enabling the financial markets to appropriately value FCMC as a stand-alone company;

•	enhancing the ability of FCMC to develop new business opportunities;

•	providing FCMC with potential financing and capital raising opportunities that are not available to FCMC as long as it is a part of Franklin Holding; and,

•	attracting and retaining qualified employees essential to FCMC’s business growth and success.

New Servicing Agreement

On February 8, 2012, FCMC entered into a terms agreement (the “Terms Agreement”) with Bosco Credit II Trust Series 2010-1, a Delaware statutory trust, for the subservicing of a pool of approximately seven thousand subordinate-lien residential mortgage loans.  The sole depositor and sole certificate-holder of the trust is Bosco Credit II, LLC (“Bosco II”), an entity of which the Chairman and President of FCHC and FCMC, Thomas J. Axon, is the sole member.

The Terms Agreement is effective April 1, 2012, or such other date as mutually agreed by FCMC and the trust, with a monthly servicing fee principally based on a percentage of monthly net collections.  Pursuant to the Terms Agreement, the subservicing of the mortgage loans are governed by a loan servicing agreement dated and made effective as of November 19, 2010 between FCMC and the trust (under which FCMC already has been subservicing approximately nineteen thousand loans).  FCMC shall subservice the loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry and is entitled to reimbursement of certain third-party fees and expenses incurred by FCMC in the servicing and collection of the loans.  The subservicing of the loans may be terminated without cause and penalty upon thirty days prior written notice.

The Company’s Business

Investment in REIT Securities – Dividend.  The Company’s investment in preferred and common stock in a REIT owned by the Bank (the “REIT Securities”) was surrendered to the Bank on May 23, 2011.

On March 31, 2011, the Company received declared dividends on the REIT Securities in the amount of $63.8 million, of which $31.9 million was recognized as Dividend income in the three months ended March 31, 2011, representing dividends paid for the last two quarters of 2010 and the first quarter of 2011.  The dividends paid on March 31, 2011 for the three quarterly periods ending December 31, 2011 in the amount of $31.9 million, which were deferred, were recognized as Dividend income in the three months ended June 30, 2011 due to the surrender of the REIT Securities to the Bank on May 23, 2011.  As a result of dividends paid on March 31, 2011 for the last two quarters of 2010 and the first quarter of 2011 and the surrender and transfer of the Company’s investment in the REIT Securities to the Bank, a total of $63.8 million of dividends that were paid by the REIT on March 31, 2011 were recognized as Dividend income during the six months ended June 30, 2011.

Termination of Interest Rate Swap Agreements.  On January 25, 2011, the Bank declared an early termination of all remaining interest rate swaps due to a failure by the Company to make payments due under the swap agreements.  The Company’s failure to make these payments was occasioned by insufficient funds available under the Legacy Credit Agreement as a direct result of the loss of cash flows attributable to the July, September and December 2010 loan sales by a trust of the Bank (the “Bank’s Trust” or the “Trust”) and the suspension of dividends on the REIT Securities.

Settlement Agreement with the Bank, Surrender of the Company’s Investment in Preferred and Common Stock of the Bank’s REIT and Termination of Interest Rate Swap Agreements.  On May 23, 2011, the Company entered into a settlement agreement (the “Settlement Agreement”) with the Bank, a subsidiary of the Bank’s parent, and the Bank’s lending participants covering the surrender and transfer of the REIT Securities held by the Company, (and pledged as collateral under the Legacy Credit Agreement), and the early termination of all remaining interest rate swaps, in exchange for:

•
a waiver of the alleged default under the Company’s Legacy Credit Agreement that the Company had failed to make certain payments required under certain interest rate hedge agreements (the “Interest Rate Swaps”) with the Bank (the “Specified Default”);

•	a reduction of the outstanding balance of the Bank’s portion of tranche A debt in the amount of $478 million;

•	full satisfaction of indebtedness relating to the Interest Rate Swaps totaling approximately $14.7 million;

•	an amendment to the Legacy Credit Agreement and associated pledge agreement (as described below);

•	a discharge of the limited recourse guarantee of FCHC under the Legacy Credit Agreement;

•	an amendment to the Licensing Credit Agreement of FCHC and FCMC, dated as of March 2009, as amended (as described below); and,

•	a comprehensive release of claims by the Company in favor of the Bank and its lending participants.

As a result of the full satisfaction of indebtedness relating to the Interest Rate Swaps, the Company recognized a gain on the settlement of the swap liability totaling approximately $14.7 million in the quarter ended June 30, 2011.

Contemporaneously with the execution of the Settlement Agreement, the Company entered into the agreements described below.

Legacy Credit Agreement.  The Legacy Credit Agreement was amended to (i) delete FCHC as a guarantor, (ii) waive the Specified Default, and (iii) permit the transfer to FCHC of assets, amounting principally to approximately $370,000 in cash, of an inactive limited purpose wholly-owned subsidiary, and the subsequent dissolution of that subsidiary.

The pledge agreement between FCHC and the Bank dated March 31, 2009, as amended, which was entered into in connection with the Legacy Credit Agreement (the “Pledge Agreement”), was further amended to release the equity interest in the limited purpose wholly-owned subsidiary that had been pledged by FCHC to the Bank.  However, FCHC remains a pledgor, other than with respect to the interests of the limited purpose wholly-owned subsidiary, under the Pledge Agreement (which includes a pledge of 100% of the equity interests in all direct and indirect subsidiaries of FCHC other than FCMC).

The limited recourse guarantee between FCHC and the Bank dated March 31, 2009, which was entered into in connection with the Legacy Credit Agreement, was released, cancelled and discharged.

Licensing Credit Agreement.  The Licensing Credit Agreement provides for a $1 million line of credit and $6.5 million letter of credit facility from the Bank to FCMC and FCHC.  The Settlement Agreement extended the term of the Licensing Credit Agreement to September 30, 2012, and deleted the financial covenant that FCHC and FCMC maintain a minimum amount of net income before taxes.

Expired Forbearance Agreement with the Bank.  Prior to the agreements entered into with the Bank in connection with the March 31, 2009 restructuring (the “Restructuring Agreements”), our indebtedness was governed by forbearance agreements and prior credit agreements with the Bank.  Effective as of March 31, 2009, all of our borrowings, with the exception of the Unrestructured Debt (which totals approximately $38.2 million), are governed by credit agreements entered into as part of the Restructuring Agreements.  The Unrestructured Debt, which became due and payable as of September 30, 2011 under the Company’s 2004 master credit agreement with the Bank, was subject to the original terms of the forbearance agreements entered into with the Bank in December 2007 and subsequent amendments thereto until the expiration pursuant to their terms on September 30, 2011.  In connection with the Restructuring Agreements, certain of the forbearance agreements to which subsidiaries of FCHC were parties were collapsed into the Legacy Credit Agreement while the forbearance agreement covering the Unrestructured Debt (the “Forbearance Agreement”) remained in place.  Although the Bank under the Forbearance Agreement had agreed not to exercise certain rights available to it due to the defaults under the 2004 master credit agreement governing the Unrestructured Debt, such restrictions are no longer effective since the Forbearance Agreement has now expired.  See Note 11 to the Consolidated Financial Statements.

Due to the previously existing defaults under the 2004 master credit agreement and expiration of the forbearance period with respect to the Bank’s rights and remedies under that credit agreement, the Bank, with notice, has the right to call an event of default under the Legacy Credit Agreement but not the Licensing Credit Agreement, which does not include cross-default provisions that would be triggered by such an event of default under the Legacy Credit Agreement.  The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of FCHC’s subsidiaries, excluding the assets and stock of FCMC (except for a second-priority lien of the Bank on $7.5 million of cash collateral held as security under the Licensing Credit Agreement).  The Bank has not exercised the rights and remedies available to it with respect to the Unrestructured Debt.

FCMC is not obligated to the Bank with respect to the Unrestructured Debt and any references to FCMC in the Company’s 2004 master credit agreement governing the Unrestructured Debt were amended to refer to Franklin Credit Asset Corporation (“Franklin Asset”), a wholly-owned subsidiary of FCHC.

The Bank, which holds legal title to the commercial loans governing the Unrestructured Debt, has through participation agreements transferred 100% of the beneficial interest in the commercial loans to two parties, each holding a 50% beneficial interest in the commercial loans.  One of the participants is Bosco Credit III, LLC (“Bosco III”), a related party in which 50% of the membership interests are held by Thomas J. Axon, the Company’s Chairman and President.

Franklin Credit Holding Corporation (FCHC).  The Company had net income attributed to common stockholders of $22.2 million for the twelve months ended December 31, 2011, compared with a net loss of $55.3 million for the twelve months ended December 31, 2010.  The net income in the twelve months of 2011 resulted principally from the Bank’s REIT declaring and paying dividends on March 31, 2011 for the third and fourth quarters of 2010 and for the full year of 2011 in the aggregate amount of $63.8 million, all of which was recognized in the six months ended June 30, 2011, and a gain of $14.7 million recognized in the quarter ended June 30, 2011 from the settlement with the Bank of interest rate swap liabilities.  At December 31, 2011 and 2010, the Company’s stockholders’ deficit was $827.7 million and $852.9 million, respectively.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As a result of the Company’s surrender and transfer of the REIT Securities to the Bank in May 2011, the principal business activity of Franklin Holding predominately consists of specialized mortgage loan collections and recovery servicing of residential mortgage loan portfolios for third-party investors.  The Company’s specialized mortgage loan collections and recovery servicing business has been conducted since the corporate reorganization in December 2008 (see below) through FCMC, a subsidiary corporation of FCHC, which is directly owned 80% by FCHC and 20% by Thomas J. Axon, the Chairman and President of the Company and FCMC.

Except for the mortgage servicing business conducted through FCMC, the business activities of Franklin Holding and its subsidiary companies following the December 2008 holding company formation and corporate reorganization and 2009 debt restructuring (the “Restructuring” or “March 2009 Restructuring”) principally consisted of making payments on the Legacy Debt in accordance with the Legacy Credit Agreement.  Payments made on the Legacy Debt generally were limited to the cash flows received from the Bank’s Trust and from the dividends received on the REIT Securities.  However, since the September 2010 Transaction (as described in Note 11 to the Consolidated Financial Statements) with the Bank, and until May 23, 2011 when the Company entered into the Settlement Agreement with the Bank covering the surrender and transfer of the REIT Securities held by the Company (and pledged as collateral under the Legacy Credit Agreement), payments made on the Legacy Debt generally were limited principally to the cash flows received from dividends received from the REIT Securities.  As a result of the Company’s surrender and transfer of the REIT Securities to the Bank, the Company, as of May 2011, was left without what had been essentially the remaining principal cash-flow generating asset available to service the outstanding principal balance of the Legacy Debt, and the Company will be unable to pay the remaining principal balance of the Legacy Debt at the maturity of the Legacy Credit Agreement on March 31, 2012 (or upon earlier termination under the provisions of the Legacy Credit Agreement).  The Company’s remaining cash flows available to service the outstanding principal balance of the Unrestructured Debt are solely from the Notes receivable held for sale, net, which at December 31, 2011 amounted to $2.4 million (50% of which is available to service the Unrestructured Debt).  See Notes 11 and 18 to the Consolidated Financial Statements.

Prior to December 2007, the Company was primarily engaged in the acquisition and origination of loans for portfolio, and the servicing and resolution of those portfolios, of performing, reperforming and nonperforming residential mortgage loans and real estate owned (“REO”) properties, including the origination of subprime mortgage loans.

In December 2008, the Company engaged in a series of transactions (the “Reorganization”) in which the Company adopted a holding company form of organizational structure, with FCHC serving as the new public-company parent.  Under the Reorganization, FCHC became the successor issuer to FCMC, and FCMC ceased to have portfolios of loans and real estate properties and the related indebtedness to the Bank under the Legacy Credit Agreement and became the Company’s servicing business subsidiary.

Effective March 31, 2009, FCHC and its consolidated subsidiaries, including FCMC, entered into the Restructuring Agreements with the Bank pursuant to which (i) the Company’s loans, pledges and guarantees under the Legacy Credit Agreement with the Bank and its participating banks were substantially restructured, (ii) substantially all of the Company’s portfolio of subprime mortgage loans and owned real estate was transferred to the Bank’s Trust (with the loans and owned real estate transferred to the Bank’s Trust collectively, referred to herein as the “Portfolio”) in exchange for trust certificates with certain trust certificates, representing an undivided interest in approximately 83% of the Portfolio transferred in turn by the Company to a real estate investment trust wholly-owned by the Bank (the Bank’s Trust or the Trust), (iii) FCMC and FCHC entered into a new credit facility with the Bank (the Licensing Credit Agreement), and (iv) FCMC entered into a servicing agreement (the “Legacy Servicing Agreement”) with the Bank’s Trust (the preceding, collectively referred to herein as the Restructuring).

The Restructuring did not include the Unrestructured Debt portion of the Company’s debt, which became due and payable in full as of September 30, 2011 and as of December 31, 2011 remains unpaid and totals approximately $38.2 million.  The Unrestructured Debt had been subject to a forbearance agreement, which expired on September 30, 2011 without further extension.

See “Restructuring Agreements with Lead Lending Bank – Forbearance Agreements with Lead Lending Bank” and “Risk Factors – Risks Related to Our Business.”  See Note 11 to the Consolidated Financial Statements.

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

At December 31, 2011, FCMC had total assets of $27.8 million and had stockholders’ equity of $14.0 million.  Under Amendment No. 2 to the Licensing Credit Agreement with the Bank, FCMC has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility with the Bank, and cash collateral securing the revolving loan and letter of credit facilities of $7.5 million.  The Licensing Credit Agreement expires September 30, 2012. At December 31, 2011, FCMC had no debt outstanding under the revolving line and approximately $4.7 million of letters of credit under the Licensing Credit Agreement.

The Company, through FCMC, provides specialized servicing, collection and recovery services for third parties that following the July and September 2010 loan sales by the Bank have been primarily entities related to Mr. Axon.  Effective September 30, 2010, FCMC has been operating its servicing, collections and recovery business free of pledges of its stock and free of significant restrictive covenants under the Legacy Credit Agreement.  FCMC and Mr. Axon are, however, each obligated under an agreement (the “Deferred Payment Agreement”) entered into as part of the September 2010 Transaction with the Bank to pay the Bank under the Legacy Credit Agreement 10% of the aggregate value of each monetizing transaction, dividend or other distribution (other than the sale, restructuring or spinoff, subject to the prior approval of the Bank, by FCHC of its ownership interests in FCMC), prior to March 20, 2019, in excess of a threshold of $4 million.

Mr. Axon directly owns 20% of FCMC, while the remaining 80% of FCMC is owned by FCHC and indirectly by its public shareholders (including Mr. Axon as a principal shareholder of FCHC).

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Franklin Credit Management Corporation (FCMC)” and Notes 11 and 13 to the Consolidated Financial Statements.

Potential FCMC Spinoff from FCHC

Subject to the consent of the Bank, the Company anticipates petitioning the Bankruptcy Court through a Bankruptcy Filing and Plan of Reorganization, to be filed within the next several weeks, for permission to break out and spin off its separate mortgage servicing subsidiary, FCMC, from Franklin Holding’s consolidated group as a separate publicly-owned company owned 80% by FCHC shareholders.

There can be no assurance, however, that (i) FCHC will obtain the consent of the Bank to the Plan of Reorganization or that the Plan of Reorganization filed with the Bankruptcy Filing to spin off FCMC from FCHC will be confirmed by the Bankruptcy Court or that there might not be tax, shareholder, legal, regulatory, accounting or other matters that could prevent the spinoff of FCMC from FCHC or (ii) that FCHC and FCMC will obtain the necessary waivers and agreements of the Bank with respect to the Legacy Credit Agreement and Licensing Credit Agreement to maintain the line of credit and letter of credit facility of FCMC for its servicing licenses, which is supported by the $7.5 million of cash collateral previously pledged to the Bank by FCHC and FCMC, should FCHC proceed with the filing of a bankruptcy petition.

Following such a spinoff of FCMC from FCHC, if successful, the remaining direct and indirect subsidiaries of Franklin Holding that are obligors under the Legacy Debt will be insolvent and unable to pay off the balance of Total Debt owed to the Bank or any other creditors.

Going Concern Uncertainty – Franklin Holding

The Company since September 30, 2007 has been and continues to be operating with significant operating losses and stockholders’ deficit.  At December 31, 2011, the Company’s outstanding indebtedness (the Total Debt), was approximately $847 million, which consisted of approximately $808.8 million of Legacy Debt due to the Bank and approximately $38.2 million of Unrestructured Debt, with substantially no remaining income-generating assets (other than FCMC, which, but for cash collateral of $7.5 million held by FCMC and subject to a second-priority lien of the Bank, is not liable for the Total Debt); and, consequently, the Company will not be able to pay off the outstanding balance of the Total Debt.  Further, due to the September 30, 2011 expiration of the Forbearance Agreement, under which the Bank had agreed not to exercise certain rights available to it due to the defaults under the 2004 master credit agreement governing the Unrestructured Debt, the Bank is entitled to declare the Unrestructured Debt, and with notice, the remaining Legacy Debt under the Legacy Credit Agreement (which, in any event is set to mature on March 31, 2012) immediately due and payable.  (The Total Debt is not an obligation of FCMC.)  Without the continued cooperation and assistance from the Bank, the consolidated Franklin Holding’s ability to continue as a viable business is in substantial doubt, and it may not be able to continue as a going concern.  Franklin Holding’s financial statements for the years ended December 31, 2011 and 2010 are prepared assuming the Company continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.

Subject to the consent of the Bank, the Company anticipates petitioning the Bankruptcy Court through a Bankruptcy Filing and Plan of Reorganization, to be filed within the next several weeks, for permission to break out and spin off its separate mortgage servicing subsidiary, FCMC, from Franklin Holding’s consolidated group as a separate publicly-owned company owned 80% by FCHC shareholders in consideration for FCMC agreeing to pay FCHC the amount equal to the estimated fair market value of FCMC over a period of years, which has not yet been determined.

The Company had net income attributed to common stockholders of $22.2 million for the year ended December 31, 2011 as a result of (i) dividend income recognized during the three months ended June 30, 2011 due to the surrender and transfer of the Company’s Investment in REIT securities, (ii) dividend income recognized during the three months ended March 31, 2011 representing the dividends paid for the third and fourth quarters of 2010 and the first quarter of 2011, and (iii) a gain recognized during the three months ended June 30, 2011 on the settlement of the Company’s swap liability as a result of the full satisfaction of indebtedness relating to the termination of the Company’s interest rate swaps.  Excluding the $31.9 million of dividend income recognized during the three months ended June 30, 2011, the $31.9 million of dividend income recognized during the three months ended March 31, 2011, and the gain on the settlement of the swap liability totaling approximately $14.7 million recognized during the three months ended June 30, 2011, the Company would have recorded a net loss before taxes of approximately $56.5 million for the year ended December 31, 2011.  For the year ended December 31, 2010, the Company had a net loss of $55.5 million.  The Company had income per common share for the twelve months ended December 31, 2011 of $2.77 and $2.76 on a basic and diluted basis, respectively, compared to a net loss per common share of $6.89 on both a diluted and basic basis for the twelve months ended December 31, 2010.  At December 31, 2011, the Company’s stockholders’ deficit was $827.7 million.  At December 31, 2010, the Company’s stockholders’ deficit was $852.9 million.

Franklin’s Business – Loan Servicing, Collections and Recovery Servicing

The Company’s servicing business is conducted through FCMC, a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collections and recovery servicing, for third parties.

We have invested to create a loan servicing capability that is focused on collections, loss mitigation and default management.  In general, we seek to ensure that the loans we service for others are repaid in accordance with the original terms or according to amended repayment terms negotiated with the borrowers and in accordance with the terms of our servicing contracts with our servicing clients.  Because the loans we service generally experience above average delinquencies, erratic payment patterns and defaults, our servicing operation is focused on collections and recovery, and, therefore, maintaining close contact with borrowers and as a result, is more labor-intensive than traditional mortgage servicing operations.  Through frequent communication with borrowers we are able to encourage positive payment performance, quickly identify those borrowers who are likely to move into seriously delinquent status and promptly apply appropriate collection, loss mitigation and recovery strategies.  Our servicing staff employs a variety of collection and recovery strategies that we have developed to successfully manage serious delinquencies and defaults, bankruptcy and foreclosure.  Additionally, we maintain a real estate department with experience in property management and the sale of residential properties.

As of December 31, 2011, FCMC had four significant servicing contracts (all of which except for one are with related entities) to service 1-4 family mortgage loans and owned real estate, principally consisting of first and second-lien loans and owned properties secured by 1-4 family residential real estate that were previously acquired and originated by Franklin and transferred to the Trust in the March 2009 Restructuring, and sold by the Trust and the Bank to third parties in the quarter ended September 30, 2010 (the “Loan Sales”) and in December 2010 (the “December Loan Sale”).

Loan Servicing and Collection Operations

At December 31, 2011, our servicing and collection business, conducted through FCMC, consisted of 70 servicing and collection employees who serviced and provided recovery collection services and actively managed approximately 31,000 loans and real estate properties (with an unpaid principal balance of approximately $1.524 billion), including a total of approximately 21,500 first and second-lien loans for the Bosco entities, which are related-party entities of FCMC, as follows: approximately 2,000 home equity loans for Bosco Credit, LLC (“Bosco I”); approximately 18,400 subordinate-lien loans for Bosco Credit II, LLC (“Bosco II”); approximately 500 actively serviced first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses, and approximately 600 actively serviced loans (representing 100% of the loans securing the Unrestructured Debt) underlying a 50% participation interest in each of the commercial loans to the Company covering that portion of the Company’s Unrestructured Debt with the Bank, for Bosco Credit III, LLC (“Bosco III”); and, approximately nine real estate owned properties serviced for Bosco Credit IV, LLC (“Bosco IV”).  Included in the Company’s consolidated revenues were servicing fees recognized from servicing the portfolios for the Bosco entities of $6.4 million and $2.5 million for the years ended December 31, 2011 and 2010, respectively.

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

Customer Service.  The primary objective of customer service is to obtain timely payments from borrowers, respond to borrower requests and resolve disputes with borrowers.  Within 10 days of boarding newly acquired loans onto our servicing system, our customer service representatives contact each new borrower to welcome them to FCMC and to gather and/or verify any pertinent missing information required to properly service a loan.  Customer service representatives respond to all inbound customer calls for information requests regarding payments, statement balances, escrow balances and taxes, payoff requests, returned check and late payment fees.  In addition, our customer service representatives process payoff requests and reconveyances.

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

Loss Mitigation.  Our loss mitigation group, which consists of staff experienced in collection work, manages and monitors the progress of seriously delinquent loans and loans that we believe will develop into serious delinquencies.  In addition to maintaining contact with borrowers through telephone calls and collection letters, this group utilizes various strategies in an effort to reinstate an account or revive cash flow on an account.  Loss mitigation agents analyze each loan to determine a collection strategy to maximize the amount and speed of recovery and minimize costs.  The particular strategy is based upon each individual borrower’s past payment history, current credit profile, current ability to pay, collateral lien position and current collateral value.  Loss mitigation agents qualify borrowers for relief programs appropriate to the borrower’s hardship and finances.  Loss mitigation agents process borrower applications for Temporary Relief programs (deferments and rate reductions), Expanded Temporary Relief programs (repayment plans), Homeowner Relief programs (pre-foreclosure home sale) and Permanent Relief programs (long-term modifications, including, when applicable, those sponsored by the U.S. Treasury’s Home Affordable Modification Program (“HAMP”)), as well as for settlements, short sales, and deeds-in-lieu.

Seriously delinquent accounts not resolved through the loss mitigation activities described above are often foreclosed or a judgment is obtained, if potential collection warrants the cost, against the related borrower in accordance with state and local laws, with the objective of maximizing asset recovery in the most expeditious manner possible and as provided by the client’s servicing agreement.  This is commonly referred to as loss management.  Foreclosure timelines are managed through a timeline report built into the loan servicing system.  The report schedules milestones applicable for each state throughout the foreclosure process, which enhances our ability to monitor and manage the process.  Properties acquired through foreclosure are transferred to our real estate department to manage eviction and marketing or renting of the properties.  However, until foreclosure is completed, efforts at loss mitigation generally are continued.

In addition, our bankruptcy group manages loans by borrowers who have declared bankruptcy.  The primary objective of the bankruptcy group, which utilizes outside legal counsel, is to proactively monitor bankruptcy assets and outside bankruptcy legal counsel to ensure compliance with individual plans and to mitigate losses and ensure recovery in the event of noncompliance.

Deficiency Recovery & Judgment Processing Department (“Recovery”).  The Recovery group pursues principally hard-to-collect consumer debt for third parties.  Our recovery department’s primary objective is to maximize the recovery of unpaid principal on each seriously delinquent account by offering borrowers multiple workout solutions and/or negotiated settlements.  The recovery unit performs a complete analysis of the borrower’s financial situation, taking into consideration lien status, in order to determine the best course of action.  Based on the results of our analysis, we determine to either continue collection efforts and a negotiated workout of settlement or seek a money judgment against the borrower for the amount due.  Agents may qualify borrowers for Temporary Relief and Expanded Temporary Relief programs where appropriate.  Agents will seek to perfect a judgment against a borrower and may seek wage garnishment, if permitted and economically justified by the borrower’s finances and if provided by the client’s servicing agreement.

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

Real Estate.  The real estate-owned department is responsible for managing and or disposing of properties, located throughout the country, acquired through foreclosure in an orderly, timely, and cost-efficient manner in order to maximize our clients’ return on assets.  These properties include 1-4 family residences, cooperative apartment and condominium units.  We foreclose on a property primarily with the intent to sell it at fair market value to recover a portion of the outstanding balance owed by the borrower.  From time to time, foreclosed properties may be in need of repair or improvement in order to either increase the value of the property or reduce the time that the property is on the market.  In those cases, the property is evaluated independently and we make a determination of whether the additional investment might increase the return upon sale or rental of the property.

Face to Face Home Solutions (“Face to Face”).  The Face to Face group seeks to facilitate contact between borrowers and our servicing employees through on-site visits to the borrower’s residence.  Whether successful in meeting with a borrower or not, Face to Face agents confirm occupancy and report property conditions as well as any evidence of code violation or additional liens on the property.

Client Relations.  The principal objective of the client relations group is to interface with our servicing and recovery collection clients regarding the servicing performance of their loans, and for invoicing servicing clients.  In addition, our client relations group oversees the boarding of new loans for servicing and/or recovery collections.

Training.  Our training department works with all departments of our servicing operations to ensure that the employees of all departments are fully informed of the procedures necessary to complete their required tasks.  The department ensures loan servicing employees complete the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the “SAFE Act”) education and are trained in the tenets of the Fair Debt Collection Practices Act, including corollary state and local debt collection laws, as well as in effective communication skills.

Quality Control.  Our quality control department monitors all aspects of loan servicing from boarding through foreclosure and REO.  It is the department’s responsibility to ensure that FCMC’s policies and procedures and regulatory requirements are implemented and followed.  Collection calls are monitored to ensure quality and compliance with the requirements of the federal Fair Debt Collection Practices Act and state and local collection laws.  Monthly meetings with staff to discuss individual quality control scores are held and, in certain cases, further training is recommended.  Reviews of the controls for privacy and information safeguarding and document removal are conducted monthly.  In addition, monthly meetings with the Servicing Department’s senior managers are held to discuss findings and recommendations for improvements.

Due Diligence Services

During 2008, capitalizing on our acquisition experience with residential mortgage loans, FCMC began providing services for third parties not related to us or the Bank, on a fee-paying basis.  During 2011, we were engaged in due diligence assignments principally for one independent third party.

Financing

The Company’s Legacy Credit Agreement expires on March 31, 2012, the Licensing Credit Agreement expires on September 30, 2012, and the Unrestructured Debt became due and payable in full as a result of the expiration of the Forbearance Agreement with the Bank on September 30, 2011.

In December 2007, the Company entered into forbearance agreements with the Bank with respect to its borrowing arrangements.

In March 2009 and through December 31, 2010, Franklin entered into a series of restructuring agreements and amendments to restructuring agreements with the Bank (the March 2009 Restructuring Agreements), pursuant to which the Company’s debt, loans, pledges and guarantees with the Bank and its participating banks were substantially restructured through the Legacy Credit Agreement, except for the Company’s Unrestructured Debt.

Through the Licensing Credit Agreement, FCMC has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility with the Bank, which is secured by cash collateral of $7.5 million.

At December 31, 2011, FCMC had no debt outstanding under the revolving line and approximately $4.7 million of letters of credit under the Licensing Credit Agreement with the Bank.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Borrowings” and Notes 11 and 12 to the Consolidated Financial Statements.

Servicing Portfolio

The Company’s servicing business is conducted through FCMC, a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized collections and loan recovery servicing for third parties.

As of December 31, 2011, FCMC had four significant servicing and recovery collection services contracts with third parties to service 1-4 family mortgage loans and owned real estate: three with related parties (Bosco I, Bosco II and Bosco III); and, one with an unrelated third party.  We also had a servicing contract between FCMC and certain Company entities for the loans collateralizing the Unrestructured Debt.  At December 31, 2011, we also serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for several other third parties, whereby we receive fees based principally on a percentage of amounts collected.

The unpaid principal balance of loans serviced for the Bosco related party entities represented approximately 59% of the unpaid principal balance (68% of the number of loans) of the total loans serviced at December 31, 2011.  The Company did not service loans for Huntington at December 31, 2011.

Bosco II is the Company’s largest servicing client, and the purchaser of the remaining 75% of the loans acquired in the July 2010 transaction is the Company’s second largest servicing client.  See Notes 11 and 18 to the Consolidated Financial Statements.

At December 31, 2011, the portfolio of residential mortgage loans serviced for other entities consisted of approximately 30,800 loans representing approximately $1.50 billion of unpaid principal balance (“UPB”).  Approximately 69% of the portfolio of residential mortgage loans (based on UPB) serviced for other entities consisted of second-lien loans.

The following tables set forth information regarding the types of properties securing the serviced for others portfolio at December 31, 2011 and 2010.

	December 31, 2011
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	15,876	$895,394,791	59.88%
Condos, co-ops, PUD dwellings	2,553	143,350,639	9.59%
Manufactured and mobile homes	396	10,232,705	0.68%
Secured, property type unknown(1)	1,090	15,468,786	1.03%
Commercial	35	2,181,543	0.15%
Unsecured loans(2)	10,866	428,608,474	28.67%
Total	30,816	$1,495,236,938	100.00%
__________________

(1)	The loans included in this category are principally small balance second-lien loans, and are collateralized by residential real estate.
(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

	December 31, 2010
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
Residential 1-4 family	17,827	$1,047,657,971	65.17%
Condos, co-ops, PUD dwellings	2,889	168,737,824	10.50%
Manufactured and mobile homes	438	11,248,155	0.70%
Secured, property type unknown(1)	1,220	17,510,222	1.09%
Commercial	40	2,767,412	0.17%
Unsecured loans(2)	10,019	359,733,710	22.37%
Total	32,433	$1,607,655,294	100.00%
__________________

(1)	The loans included in this category are principally small balance second-lien loans, and are collateralized by residential real estate.
(2)	The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.

The following table provides a breakdown of the delinquency status of our portfolio of residential mortgage loans serviced for other entities at December 31, 2011, by unpaid principal balance.

		December 31, 2011
		Contractual Delinquency
	Days Past Due	Amount	%
Performing – Current	0 – 30 days	$150,044,818	10.03%
Delinquent	31 – 60 days	15,203,760	1.02%
	61 – 90 days	3,060,921	0.20%
	90+ days	812,120,333	54.31%

Modified Loans	0 – 30 days	89,514,168	5.99%
Delinquent	31 – 60 days	18,772,655	1.26%
	61 – 90 days	1,794,861	0.12%
	90+ days	34,605,612	2.31%

Bankruptcy	0 – 30 days	18,744,841	1.25%
Delinquent	31 – 60 days	3,233,897	0.22%
	61 – 90 days	692,729	0.05%
	90+ days	172,830,237	11.56%

Foreclosure	0 – 30 days	636,615	0.04%
Delinquent	31 – 60 days	-	-
	61 – 90 days	-	-
	90+ days	173,981,491	11.64%

	Total	$1,495,236,938	100.00%
All current loans	0 – 30 days	$258,940,442	17.32%

Included in the above table were second-lien mortgage loans in the amount of $1.04 billion, of which $104.3 million were current on a contractual basis.  The legal status composition of the second-lien mortgage loans at December 31, 2011 was: $833.2 million (including $719.9 million at least 90 days contractually delinquent), or 80%, were performing; $51.4 million, or 5%, were modified due to delinquency or the borrower’s financial difficulty; $155.8 million, or 15%, were in bankruptcy; $349,000, or less than 1%, were in foreclosure.

The following tables set forth information regarding the lien position of the properties securing the portfolio of residential mortgage loans (exclusive of real estate assets) serviced for other entities at December 31, 2011 and 2010:

	December 31, 2011
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
1st Liens	4,947	$454,454,583	30.39%
2nd Liens	25,869	1,040,782,355	69.61%
Total	30,816	$1,495,236,938	100.00%

	December 31, 2010
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
1st Liens	5,267	$501,708,182	31.21%
2nd Liens	27,166	1,105,947,112	68.79%
Total	32,433	$1,607,655,294	100.00%

The following tables set forth information regarding the geographic location of properties securing the residential mortgage loans serviced for other entities at December 31, 2011 and 2010:

	December 31, 2011
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
California	4,863	$393,354,781	26.31%
Florida	2,598	133,697,821	8.94%
New Jersey	786	98,947,473	6.62%
New York	1,167	98,615,674	6.59%
Texas	3,139	82,021,540	5.49%
Illinois	1,218	49,033,760	3.28%
Pennsylvania	969	48,894,467	3.27%
Ohio	1,569	45,827,004	3.06%
Georgia	1,146	43,394,445	2.90%
Michigan	1,580	43,177,458	2.89%
All Others	11,781	458,272,515	30.65%
Total	30,816	$1,495,236,938	100.00%

	December 31, 2010
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance
California	5,278	$436,286,590	27.14%
Florida	2,621	128,525,259	8.00%
New Jersey	833	108,792,758	6.77%
New York	1,216	101,532,645	6.32%
Texas	3,263	86,478,663	5.38%
Pennsylvania	1,032	53,392,301	3.32%
Ohio	1,657	49,895,626	3.10%
Illinois	1,235	48,919,997	3.04%
Georgia	1,216	46,808,833	2.91%
Michigan	1,617	44,567,163	2.77%
All Others	12,465	502,455,459	31.25%
Total	32,433	$1,607,655,294	100.00%

Real Estate Assets Serviced for Other Entities

The following table sets forth the UPB of real estate properties serviced for other entities at December 31, 2011 and December 31, 2010, and sales of real estate properties during the twelve months ended December 31, 2011 and December 31, 2010:

	2011		2010
	Number of Assets	Amount	Number of Assets	Amount
Real estate properties	128	$28,495,374	214	$37,703,695
Real estate properties sold	197	$26,135,477	309	$53,196,739

Government Regulation

The mortgage lending, servicing and collection industry is highly regulated.  Our business is regulated by Federal, state and local government authorities and is subject to Federal, state and local laws, rules and regulations, as well as judicial and administrative decisions that impose requirements and restrictions on our business.  At the Federal level, these laws, rules and regulations include the:

•	Dodd-Frank Wall Street Reform and Consumer Protection Act, and the various regulations promulgated under that Act;

•	Equal Credit Opportunity Act and Regulation B;

•	Truth in Lending Act (“TILA”) and Regulation Z;

•	Home Ownership and Equity Protection Act (“HOEPA”);

•	Real Estate Settlement Procedures Act (“RESPA”), and Regulation X;

•	Fair Credit Reporting Act;

•	Fair Debt Collection Practices Act;

•	Home Mortgage Disclosure Act, and Regulation C;

•	Fair Housing Act;

•	Telemarketing and Consumer Fraud and Abuse Prevention Act;

•	Telephone Consumer Protection Act;

•	Gramm-Leach-Bliley Act;

•	Servicemembers Civil Relief Act;

•	Fair and Accurate Credit Transactions Act;

•	CAN-SPAM Act;

•	SAFE Act; and,

•	Helping Families Save Their Homes Act of 2009.

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

Although we have systems and procedures directed to comply with these legal requirements and believe that we are in material compliance with applicable Federal, state and local statutes, rules and regulations, we cannot provide assurance that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies will not interpret existing laws or regulations in a more restrictive matter, which could render our current business practices noncompliant or which could make compliance more difficult or expensive.  These applicable laws and regulations are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently or may be interpreted infrequently or only recently and inconsistently.  As a result of infrequent, sparse or conflicting interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them.  Any ambiguity under a law to which we are subject may lead to noncompliance with applicable regulatory laws and regulations.  We actively analyze and monitor the laws, rules and regulations that apply to our business, as well as the changes to such laws, rules and regulations.

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

On August 24, 2011 (as filed for publication in the state register on September 14, 2011), new regulations were adopted that lowered minimum Adjusted Net Worth requirements to a minimum of at least $250,000 plus ¼ of 1% of the outstanding principal balance of aggregate mortgage loans serviced (whether or not in New York), provided, that, if such person is solely a third-party servicer (as defined in the regulations) with respect to certain mortgage loans and owns other mortgage loans or the servicing rights thereto, it shall maintain net worth of at least $250,000 plus ¼ of 1% of the outstanding principal balance of the non third-party servicer loans and ¼ of 1% of the outstanding principal amount of the New York mortgage loans for which it is a third-party servicer.  As FCMC is in compliance with such requirements, its capital plan is no longer in effect.  However, its application to be a registered mortgage servicer is still pending with the New York State Department of Financial Services.

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

Local, state and Federal legislatures, state and Federal banking regulatory agencies, state attorneys general offices, the Consumer Financial Protection Bureau (“CFPB”), the Federal Trade Commission (the “FTC”), the Department of Justice, the Department of Housing and Urban Development and state and local governmental authorities have continued to focus on lending and servicing practices by some companies, primarily in the mortgage industry, sometimes referred to as “predatory lending” and “abusive servicing” practices.  Sanctions have been imposed by various agencies for practices such as charging excessive fees, imposing higher interest rates than the credit risk of some borrowers warrant, failing to disclose adequately the material terms of loans to borrowers and abrasive servicing and collections practices.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law.  The Reform Act, which is designed to improve accountability and transparency in the financial system and to protect consumers from abusive financial services practices, creates various new requirements affecting mortgage servicers, such as FCMC, including mandatory escrow accounts for certain mortgage loans; notice requirements for consumers who waive escrow services; certain prohibitions related to mortgage servicing with respect to force-placed hazard insurance, qualified written requests, requests to correct certain servicing errors, and requests concerning the identity and contact information for an owner or assignee of a loan; requirements for prompt crediting of payments, processing of payoff statements, and monthly statements with certain disclosures for adjustable rate mortgage loans; and late fee restrictions on high-cost loans.  In addition, a new executive agency and consumer financial regulator, the CFPB, was established in the Federal Reserve System under the Reform Act.  On July 21, 2011, the regulation of the offering and provision of consumer financial products or services, including mortgage servicing, under Federal consumer financial laws, was generally transferred and consolidated into the CFPB (with a few exceptions that will among other provisions affecting FCMC result in the Federal Trade Commission exercising concurrent enforcement authority with CFPB and retaining certain rulemaking authority under certain acts and the Department of Housing and Development administering and enforcing the Fair Housing Act).

On January 4, 2012, President Obama named Richard Cordray as Director of the CFPB.  This appointment of a Director authorizes the CFPB to fully employ all of the enforcement, rulemaking and examination powers over non-depository institutions, including FCMC.

The Reform Act sets forth certain objectives for and the functions of the CFPB.  The objectives of the CFPB, as identified under the Reform Act, are to ensure that: (1) consumers are provided with timely and understandable information to make responsible decisions about financial transactions; (2) consumers are protected from unfair, deceptive, or abusive acts and practices and from discrimination; (3) outdated, unnecessary, or unduly burdensome regulations are regularly identified and addressed in order to reduce unwarranted regulatory burdens; (4) Federal consumer financial law is enforced consistently, without regard to the status of a person as a depository institution, in order to promote fair competition; and (5) markets for consumer financial products and services operate transparently and efficiently to facilitate access and innovation.  The primary functions of the CFPB under the Reform Act are: (1) conducting financial education programs; (2) collecting, investigating, and responding to consumer complaints; (3) collecting, researching, monitoring, and publishing information relevant to the functioning of markets for consumer financial products and services to identify risks to consumers and the proper functioning of such markets; (4) subject to certain sections of the Reform Act, supervising covered persons for compliance with Federal consumer financial law, and taking appropriate enforcement action to address violations of Federal consumer financial law; (5) issuing rules, orders, and guidance implementing Federal consumer financial law; and (6) performing such support activities as may be necessary or useful to facilitate the other functions of the CFPB.  The Reform Act also provides the CFPB with the authority to define, examine and bring claims against entities for violations of unfair, deceptive or abusive acts or practices.

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

The Reform Act creates various new requirements affecting mortgage servicers, such as FCMC, including mandatory escrow accounts for certain mortgage loans; notice requirements for consumers who waive escrow services; certain prohibitions related to mortgage servicing with respect to force-placed hazard insurance, qualified written requests, requests to correct servicing errors, and requests concerning the identity and contact information for an owner or assignee of a loan; requirements for prompt crediting of payments, processing of payoff statements, and monthly statements with certain disclosures for adjustable rate mortgage loans; and late fee restrictions on high-cost loans.  These provisions are not self implementing, however, and the CFPB is expected to promulgate regulations that will enforce these requirements in the coming months.

The SAFE Act was enacted as part of the Federal Housing and Economic Recovery Act of 2008.  The SAFE Act is a model act that required states to implement licensing requirements for all individual mortgage loan originators (i.e., mortgage brokers, loan officers, etc.) and set minimum requirements for such individual employees, including testing and initial and continuing education requirements.  The SAFE Act directed each state to enact legislation requiring licensing; otherwise, the SAFE Act directs the CFPB to provide a default licensing system.

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

On May 16, 2005, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, and the National Credit Union Administration (the “Agencies”) jointly issued “Credit Risk Management Guidance for Home Equity Lending.”  The guidance promotes sound credit risk management practices for institutions engaged in home equity lending (both home equity lines of credit and closed-end home equity loans).  Among other risk factors, the guidance cautions lenders to consider all relevant risk factors when establishing product offerings and underwriting guidelines, including a borrower’s income and debt levels, credit score (if obtained), and credit history, as well as the loan size, collateral value, lien position, and property type and location.  It stresses that prudently underwritten home equity loans should include an evaluation of a borrower’s capacity to adequately service the debt, and that reliance on a credit score is insufficient because it relies on historical financial performance rather than present capacity to pay.  While not specifically applicable to loans that had been originated by our mortgage lending subsidiary Tribeca Lending Corp. (“Tribeca”), the guidance is instructive of the regulatory climate covering low and no documentation loans, for certain of the loans originated by Tribeca in the past.

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

The final statement identified underwriting standards, consumer protection principles and control systems applicable to subprime mortgage loans that focus on the importance of evaluating the borrower’s ability to repay the debt by its final maturity at the fully indexed rate and providing information that enable consumers to understand material terms, costs, and risks.  The Agencies cautioned their regulated institutions against making mortgage loans based predominately on the foreclosure or liquidation value of a borrower’s collateral rather than on the borrower’s ability to repay the mortgage according to its terms, inducing a borrower to repeatedly refinance a loan in order to charge high points and fees each time a loan is refinanced and engaging in fraud or deception to conceal the true nature of the mortgage loan obligation.  The Agencies also advised their regulated institutions that when underwriting higher risk loans, stated income and reduced documentation should be accepted only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity.  A higher interest rate is not considered a mitigating factor.  While the final statement, in part, discusses subprime products that were not offered by Tribeca such as loans with “teaser” rates, the final statement appears to apply strict standards for all types of subprime loans and is instructive of the regulatory climate concerning subprime mortgage loans, such as Tribeca’s “Liberty Loan,” where the lending decision was or may have been based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan.  In addition, as with the 2006 Interagency Guidance on Nontraditional Mortgage Product Risks for mortgages where the borrower is able to defer repayment of principal for a period of time (interest-only loans and Pay Option ARMs), state regulators have adopted similar standards applicable to the institutions they regulate, which included Tribeca.  On July 17, 2007, the American Association of Residential Mortgage Regulators (“AARMR”), which is comprised of state officials with responsibility for regulating state licensed mortgage lenders and brokers, in conjunction with the Conference of State Bank Supervisors (“CSBS”) and the National Association of Consumer Credit Administrators (“NACCA”), issued a statement on subprime lending that is substantially similar to the Agencies’ final statement and which, as of July 7, 2008, was adopted in 40 states in addition to the District of Columbia.  Moreover, under the Reform Act and implementing regulations to be prescribed, a creditor may not make a residential mortgage loan unless the creditor makes a reasonable and good faith determination based on verified and documented information that, at the time the loan is consummated, the consumer has a reasonable ability to repay the loan, according to its terms, and all applicable taxes, insurance (including mortgage guarantee insurance), and assessments.

A key mortgage industry tool for finding new borrowers is under attack in class action litigation across the country.  Those class actions have been filed by attorneys seeking to capitalize on a 2004 decision of the Seventh Circuit Court of Appeals, Cole v. U.S. Capital, Inc. (“Cole”) interpreting the meaning of “firm offers of credit” under the Fair Credit Reporting Act (“FCRA”).  A prescreened or firm offer is any offer of credit to a consumer that will be honored if the consumer is determined, based on information in a consumer report on the consumer, to meet the specific criteria used to select the consumer for the offer.  Cole was the first case in the nation to hold that an offer of nominal “value” to the consumer, which could arise from a combination of factors such as a low dollar amount of the offered credit, ambiguous or contradictory terms, or complex approval procedures, may not actually qualify as a “firm offer” under FCRA, even if the stated amount is guaranteed.  Courts have split on the issue.  Some of the courts in recent cases have concluded that the defendant’s violation of FCRA was “willful.”  FCRA distinguishes negligent or inadvertent noncompliance from “willful” violations by the damages that are available.  Specifically, FCRA provides for statutory damages of $100-$1,000 per violation for “willful” violations and permits punitive damages as well.  By contrast, FCRA provides that a defendant whose noncompliance was merely negligent will be liable only for “actual damages sustained by the consumer as a result of the failure.”  This distinction is significant because FCRA does not have a cap for statutory damages in a class action, unlike other Federal statutes regulating consumer lending which cap statutory damages in a class action at a maximum of $500,000 or one percent of the creditor’s net worth, whichever is less.  If we are named as a defendant in a class action, and the court were to find that the violation was willful, we could face substantial liability that could have a material adverse affect on our financial condition and operations.

HOEPA identifies a category of mortgage loans and subjects such loans to restrictions not applicable to other mortgage loans.  Loans subject to HOEPA consist of loans on which certain points and fees or the annual percentage rate, known as the “APR,” exceed specified levels.  Liability for violations of applicable law with regard to loans subject to HOEPA would extend not only to us, but to the institutional purchasers of our loans as well.  It was our policy to seek not to originate loans that were subject to HOEPA or state and local laws discussed in the following paragraph or purchase high-cost loans that violated such laws.  Non-compliance with HOEPA and other applicable laws may lead to demands for indemnification or loan repurchases from our institutional loan purchasers, class action lawsuits and administrative enforcement actions.

Laws, rules and regulations have been adopted at the state and local levels that are similar to HOEPA in that they impose certain restrictions on loans on which certain points and fees or the APR exceeds specified thresholds, which generally are lower than under Federal law.  These restrictions include prohibitions on steering borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, flipping or repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans.  If the numerical thresholds were miscalculated, certain variations of Tribeca’s “Liberty Loan” product, where the lending decision was or may have been based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan, would violate HOEPA and many of these state and local anti-predatory lending laws.  In the past, we have sold a portion of Tribeca’s “Liberty Loan” production to third parties on a whole-loan, servicing-released basis.  Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower.  These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten.  The remedies for violations of these laws are not based on actual harm to the consumer and can result in damages that exceed the loan balance.  In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on assignees, which may include our prior warehouse lenders and whole-loan buyers, regardless of whether the assignee knew of or participated in the violation.

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

A new RESPA rule effective on January 1, 2010 includes the yield spread premium in the calculation of the mortgage broker’s total compensation and requires more detailed closing costs disclosures to be provided to consumers at the time of loan origination.  The new RESPA rule might usher in a new wave of litigation when mortgage lenders and brokers are subject to new compliance parameters.

Further, in a rule that took effect on April 6, 2011 under Regulation Z sweeping changes with respect to permissible and prohibited loan originator compensation are underway that prohibit loan originator compensation, when compensation is not received directly from the consumer, based on loan terms or conditions (other than the amount of the principal), dual compensation of loan originators from a consumer and other person or entity on a particular loan and various loan steering activities to or from loans with certain characteristics are underway.  Pursuant to the Reform Act, the CFPB is expected to issue further rulemakings on loan compensation matters in the coming months.

The Reform Act also amended TILA to create stringent new borrower repayment ability standards for residential mortgage loans.  Although the Federal Reserve Board issued proposed regulations for the new standards in April 2011, such regulations must be implemented by the CFPB.  The new standards are not expected to take effect for at least several months.  In addition, a provision of the Reform Act that has not yet been implemented by the CFPB lowers the point and fee and APR thresholds for HOEPA loans and forbids originators of such obligations from financing the borrower’s closing costs.

In 2008, Congress enacted the Mortgage Disclosure Improvement Act of 2008 (“MDIA”), which was initially part of the Housing and Economic Recovery Act of 2008 and then subsequently amended as part of the Emergency Economic Stabilization Act of 2008.  As of July 30, 2009, the MDIA requires creditors to furnish early Truth in Lending (“TIL”) disclosures for all closed-end mortgage transactions that are secured by a consumer’s dwelling, including loans secured by primary, secondary or vacation homes, and regardless of whether the loans are for purchase money or non-purchase money transactions.  While the early TIL disclosure must still be given within three business days of application, the MDIA and MDIA rule now require that the early TIL disclosure be provided at least seven business days prior to consummation of the transaction.  Further, if the disclosed APR exceeds certain tolerances as set forth in the Truth in Lending Act and Regulation Z, the creditor must provide corrected disclosures disclosing an accurate APR and all changed terms no later than three business days before consummation.  Significantly, this means that multiple early TIL disclosures may be required.

In addition, the Federal Reserve Board adopted a final rule to amend Regulation Z on July 14, 2008 (the “July Rule”).  Notably, the July Rule, which took effect on October 1, 2009: (i) created a new category of loans called “higher-priced mortgage loans”; (ii) instituted new protections for both this new category of “higher-priced mortgage loans” as well as for the existing category of “high-cost mortgages” under HOEPA; (iii) enacted certain prohibited acts and practices for all closed-end credit transactions secured by a consumer’s principal dwelling; (iv) revised the disclosures required in advertisements for credit secured by a consumer’s dwelling and prohibited certain practices in connection with closed-end mortgage advertising; and (v) required disclosures for closed-end mortgages secured by a consumer’s principal dwelling to be provided earlier in the transaction and before consumers pay any fee except for a fee for obtaining a consumer’s credit history.

Pursuant to the Reform Act, the CFPB, after having already released prototypes for public comment, is expected to issue a proposal to combine and integrate TIL and RESPA disclosures by July 21, 2012.

On February 7, 2012, the US Financial Crimes Enforcement Network (“FinCEN”) announced the release of its final rule on Anti-Money Laundering Program and Suspicious Activity Report Filing Requirements for Residential Mortgage Lenders and Originators (the “AML Non-Bank Mortgage Lender Rule”), which would, for the first time, require residential mortgage lenders (“RM Lenders”) and residential mortgage originators (“RM Originators”) to establish an anti-money laundering program (“AML Program”), and to file a suspicious activity report (“SAR”) with FinCEN.  Although the requirements are not applicable to entities that only service mortgages, such as FCMC, clients of FCMC that are RM Lenders or RM Originators may require FCMC to file SAR reports.  In addition, FCMC would become subject to the requirements of the rule if it makes or originates loans in the future.

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

As discussed above under the heading “New Areas of Regulation,” there has been significant class action activity relating to prescreened offers of credit, which is a tool we had used for finding potential borrowers, when we were originating loans.  Many other mortgage lenders used prescreened credit offers to obtain new borrowers.  We have not been named as a defendant in such a class action.  However, if we were to be named in a class action alleging a violation of the Fair Credit Reporting Act’s prescreened offer provisions, and the court were to find that the violation was willful, we could face substantial liability that could have a material adverse affect on our financial condition and operations.

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

The expanded reporting does not include additional loan information such as credit risk, debt-to-income ratio, loan-to-value (“LTV”) ratio, documentation level or other salient loan features that might impact pricing on individual loans.  As a result, the reported information may lead to increased litigation and government scrutiny to determine if any reported disparities between prices paid by minorities and majorities may have resulted from unlawful discrimination.  For example, the Civil Rights Division of the New York State Attorney General’s office requested that certain large lenders provide it with supplementary information to explain the disparities in their reported HMDA data.

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

The Department of Housing and Urban Development (“HUD”) issued proposed rules under the SAFE Act on December 15, 2009.  In those rules, HUD took the informal position that individuals who perform loan modifications for servicers meet the definition of “mortgage loan originator” for purposes of the state versions of the SAFE Act.  Several states adopted this informal position, pending the publication of final rules from HUD or the CFPB.  Other states have moved to either specifically include or exempt those individuals working for servicers from the definition of “mortgage loan originator.”  On June 30, 2011, HUD issued a final rule, but did not adopt its proposed position on loan modification activities, deferring the question to the CFPB.  The CFPB, which took over responsibilities on the SAFE Act on July 21, 2011, re-published the HUD final rule on December 19, 2011 as an interim final rule establishing a Regulation H for public comment by February 17, 2012, with only non-substantive technical and conforming changes.  Significantly, the CFPB has to date not adopted the exception for loss mitigation activities for borrowers reasonably likely to default applicable to Federally regulated institutions.  As a result, individuals who engage in loan modification activities for state regulated servicers may potentially fall within definition of a loan originator and be required to hold individual licenses within a particular state.  Furthermore, state SAFE Acts impose civil and criminal penalties on both individuals and companies for failure to comply with their requirements.  This individual licensing issue is currently in-flux, and subject to change pending a final rule from the CFPB, and a more thorough review of the licensing policy from state regulators over the coming months.

Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act

The Federal Communications Commission and the Federal Trade Commission adopted “do-not-call” registry requirements, which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called for marketing purposes.  These requirements also mandate that we do not call consumers who have chosen to be on the list.  Those prohibitions do not apply to calls made to a servicer’s existing customers.  Several states also have adopted similar laws, with which we also seek to comply.  The Telephone Consumer Protection Act, which in part regulates the use of auto-dialers, prohibits making any call, absent an emergency purpose or prior express consent of the called party, using any automatic telephone dialing system or an artificial or prerecorded voice to call any telephone number assigned to a cellular telephone service.  The Federal Communications Commission, which has adopted rules implementing the Telephone Consumer Protection Act, clarified in 2008 that autodialed and prerecorded message calls to wireless numbers that are provided by the called party to a creditor in connection with an existing debt are permissible as calls made with the prior express consent of the called party.  On January 20, 2010, the Federal Communications Commission had proposed a rule that would have required debt collectors and others not engaged in sales or telemarketing to obtain a written agreement from a consumer with detailed conditions to be satisfied, including that the written agreement not be obtained as a condition of purchasing any goods, before a person or entity shall be deemed to have obtained the prior express written consent of the called party.  However, this aspect of the rule was not adopted.

Compliance, Quality Control and Quality Assurance

We maintain a variety of quality control procedures designed to detect compliance errors.  We have a stated anti-predatory and abusive loan servicing policy that is communicated to all employees at regular training sessions.  We track the results of internal quality assurance reviews and provide reports to the appropriate managers of the Company.  Our servicing practices are reviewed regularly in connection with the due diligence performed by third parties that consider outsourcing their loan servicing to us.  State regulators also review our practices and loan files and report the results back to us.

Environmental Matters

To date, we have not incurred any environmental liabilities in connection with the owned real estate that we service for third parties, although there can be no guarantee that we will not incur any such liabilities in the future or that there might be discovered hazardous substances or waste, contamination, pollutants or sources thereof on any real estate properties acquired by the Company as servicer or as legal title owner.

Employees

We recruit, hire, and retain individuals with the specific skills that complement our corporate growth and business strategies.  As of December 31, 2011, we had 105 full-time employees.

None of our employees are represented by a union or covered by a collective bargaining agreement.  We believe our relations with our employees are good.  However, under the Company’s current circumstances, retaining key employees and hiring for certain critical positions have been more challenging.

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

The Plan of Reorganization for the planned pre-packaged bankruptcy filing of Franklin Credit Holding Corporation (FCHC) may not be consented to by the Bank, confirmed or confirmation may be delayed.

Although FCHC anticipates obtaining the consent of the only eligible voting creditor, the Bank, to the filing of the Plan of Reorganization, pursuant to an agreement with the Bank as part of the September 2010 Transaction, there can be no assurance that the Bank will consent to or the Bankruptcy Court will confirm the Plan of Reorganization.  The Bankruptcy Court could uphold one or more objections to the Plan of Reorganization, including an objection by the Internal Revenue Service, or may decline to confirm the Plan of Reorganization if it found that any of the requirements for confirmation had not been met, including that the terms of the Plan of Reorganization do not “unfairly discriminate” and are “fair and equitable,” that confirmation is not likely to be followed by a liquidation (other than the liquidation of FCHC which will be contemplated by the Plan) or a need for further reorganization, and that the consideration to be received by each creditor and shareholder is not less that that which would be received if the Company were liquidated under Chapter 7 of the Bankruptcy Code.  In the event that the Bankruptcy Court does not confirm the Plan of Reorganization, FCHC may seek to modify the Plan of Reorganization, may seek to accomplish an alternative Chapter 11 plan of reorganization, may elect to convert the Chapter 11 case to a Chapter 7 liquidation or seek to dismiss its bankruptcy petition.  There can be no assurance that any alternative Chapter 11 plan would be as favorable to creditors and stockholders of the Company as those proposed in the Plan of Reorganization.  Conversion to a Chapter 7 liquidation could, in the view of the Company, potentially produce a less favorable and uncertain outcome for creditors and stockholders of the Company than would the Plan of Reorganization.  There also can be no assurance that we will not lose control over the outcome of the reorganization or liquidation process or management of the operation of the business should the Bankruptcy Court appoint a case trustee or examiner, which could result in a liquidation of the Company and our shareholders losing all or a substantial part of their interest in FCMC as FCHC stockholders.

Certain adverse tax consequences could result from the spinoff of FCMC from FCHC.

Under the March 2009 Restructuring, the Company, at the request of the Bank, elected under Section 362(e) of the Internal Revenue Code to transfer the tax basis in mortgage loans to the Bank, in the amount of approximately $1.1 billion, in exchange for assets in the Bank’s REIT, which qualifies under Section 351 of the Internal Revenue Code.  A liquidation of the Company could trigger a taxable gain with insufficient offsetting net operating losses or assets to pay the resulting tax liability.  There can be no assurance that the Plan of Reorganization or issuance of a note payable to FCHC, for the benefit of the Internal Revenue Service, in consideration for the spinoff of its interest in FCMC to its shareholders in lieu of a liquidation of the Company will be acceptable to the Internal Revenue Service.  In the event that the Plan of Reorganization is not acceptable or otherwise not confirmable by the Bankruptcy Court, the Company may have to amend, seek to dismiss or withdraw the petition or file a conversion to a Chapter 7 liquidation case.

The Reorganization Plan may not be consummated.

Even if the Plan of Reorganization, which we presently anticipate filing either simultaneously with or shortly after the commencement of a bankruptcy case, is confirmed by the Bankruptcy Court, consummation of the Plan of Reorganization would be subject to the satisfaction of various requirements of our state mortgage regulators and/or other conditions set forth in the Plan of Reorganization.  Despite the benefits of a free standing FCMC, and with no other change other than indirect shareholders becoming direct shareholders of FCMC, there can be no assurance that the regulators or the Bankruptcy Court, singularly or collectively, will approve of the spinoff of FCMC from FCHC, require the filing of a plan to meet certain objectives set by a particular regulator or deny an application for or renewal of a license in its administrative discretion to the extent permitted.  Any such regulatory action may adversely affect FCMC’s business.

Historical financial information may not be comparable.

Following confirmation of a Plan of Reorganization and the transactions contemplated thereby, our financial position and results of operations from and after the effective date of the Plan of Reorganization may not be comparable to the financial position or results of operations reflected in our historical financial statements.

Our Restructuring Agreements with the Bank require us to observe certain covenants, and our failure to satisfy such covenants could render us insolvent.

Our Restructuring Agreements with the Bank require us to comply with affirmative and negative covenants customary for restructured indebtedness.  Any defaults with respect to these agreements could result in acceleration of the amounts owed to the Bank (with FCMC and FCHC not obligated on the amounts owed under the Legacy Credit Agreement) and a foreclosure on the assets of the Company pledged to the Bank (which no longer include equity interests in or other assets of FCMC, except for $7.5 million in cash held by FCMC and pledged to the Bank).  Such acceleration or foreclosure would render us insolvent.  As of December 31, 2011, the Company was not in default of its Restructuring Agreements.

Due to the expiration of the Forbearance Agreement covering the Unrestructured Debt on September 30, 2011, the Unrestructured Debt is due and payable.

The Unrestructured Debt became due and payable on September 30, 2011.

The March 2009 Restructuring did not include a portion of the Company’s debt (the Unrestructured Debt), which as of December 31, 2011 totaled approximately $38.2 million.  The Unrestructured Debt, which was due and payable as of September 30, 2011 under the Company’s 2004 master credit agreement with the Bank, was subject to a forbearance agreement with the Bank which expired on September 30, 2011.  Although the Unrestructured Debt is due and payable to the Bank for its lending participants, which include a related party entity (Bosco III) that has a fifty percent beneficial ownership in the commercial loans governing the Unrestructured Debt, the Bank has not exercised any of its available rights or remedies, including collection efforts and the right to call an event of default under the Legacy Credit Agreement.

Should the Bank exercise any of its available rights or remedies, such action could result in the Company’s insolvency.

FCMC is not obligated to the Bank with respect to the Unrestructured Debt and any references to FCMC in the Company’s 2004 master credit agreement governing the Unrestructured Debt were amended to refer to Franklin Credit Asset Corporation.

The Bank, with notice, has the right to call an event of default under the Legacy Credit Agreement, but not the Licensing Credit Agreement, which does not include cross-default provisions that would be triggered by such an event of default under the Legacy Credit Agreement.  The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of FCHC’s subsidiaries, excluding the assets and stock of FCMC (except for a second-priority lien of the Bank on $7.5 million of cash collateral held as security under the Licensing Credit Agreement).

Our borrowings are sensitive to changes in interest rates.

On January 25, 2011, the Bank declared an early termination of all remaining interest rate swaps due to a failure by the Company to make payments due under the swap agreements.  The Company’s failure to make these payments was occasioned by insufficient funds available under the Legacy Credit Agreement as a direct result of the loss of cash flows attributable to the July and September loan sales (the Loan Sales) and the December 2010 loan sale (the December Loan Sale) by the Bank’s Trust and the suspension of dividends on the REIT Securities for the third and fourth quarters of 2010.  Due to the termination by the Bank of the Company’s remaining interest rate swaps in January 2011, all of our interest rate sensitive borrowings are unhedged and the Company’s interest-bearing liabilities will continue to increase, and any increase in interest rates will result in an increase in interest expense without an offsetting increase in income, which would adversely affect our results.

We will not be able to reduce the Legacy Debt.

We have limited sources of cash flow available to pay interest on our Legacy Debt.  As a result of the Company voluntarily surrendering and transferring to the Bank the REIT Securities on May 23, 2011 in return for a reduction in the indebtedness to the Bank equal to $478 million, the principal source of cash flow to meet our obligations with respect to the approximately $808.8 million in outstanding indebtedness to the Bank remaining as of December 31, 2011 (after the surrender of the REIT Securities) was eliminated, resulting in accrued and unpaid interest being added to the outstanding principal balance of the Legacy Debt that the Company will be unable to pay at maturity on March 31, 2012 (or upon earlier termination under the provisions of the Legacy Credit Agreement).

Due to the surrender and transfer to the Bank of the REIT Securities, our operating losses will increase.

As a result of the Company entering into the implementing agreements with the Bank in May 2011 for the voluntarily surrender and transfer to the Bank the REIT Securities in return for a reduction in the indebtedness to the Bank equal to $478 million, the Company’s operating losses likely will increase due to the absence of dividend income on the preferred REIT securities.

If our lender fails to renew our available credit under the Licensing Credit Agreement for additional terms, our revolving line of credit and letter of credit facilities will expire on September 30, 2012.

The revolving line of credit and letter of credit facilities under the Licensing Credit Agreement, as amended, expires (if not earlier terminated under the provisions of the Licensing Credit Agreement) on September 30, 2012.  The Licensing Credit Agreement, which is the sole source of credit for FCHC and FCMC, does not include a commitment to renew the $1 million revolving loan commitment, or the letter of credit commitment of up to $6.5 million, which supports various servicer and debt collector licenses of FCMC, and there is no assurance that Huntington will renew the credit line or letters of credit at that time.

In addition, the anticipated Bankruptcy Filing of FCHC would constitute events of default under the Legacy Credit Agreement, which is set in any event to mature on March 31, 2012, and the Licensing Credit Agreement, with the Legacy Debt automatically due and payable but subject to the automatic stay and other provisions of the U.S. Bankruptcy Code.  Although FCHC and FCMC, prior to any Bankruptcy Filing, shall seek the necessary waivers and agreements of the Bank with respect to the Legacy Credit Agreement and Licensing Credit Agreement to maintain the line of credit and letter of credit facility of FCMC for its servicing licenses, which is supported by the $7.5 million of cash collateral previously pledged to the Bank by FCHC and FCMC under the Legacy Credit Agreement and Licensing Credit Agreement, there can be no assurance that FCHC and FCMC will obtain such waivers and agreements.  In the event that such waivers and agreements are not obtained, the business of FCMC may be adversely affected should FCHC proceed with the filing of a bankruptcy petition.

If our lenders fail to renew our loans under the Legacy Credit Agreement for additional terms or provide us with refinancing opportunities, our legacy indebtedness will become due and payable on March 31, 2012.

The principal sum of Legacy Debt owed to Huntington under the Legacy Credit Agreement, which totaled approximately $808.8 million as of December 31, 2011, is due on March 31, 2012 (if not earlier under the provisions of the Legacy Credit Agreement).  The Legacy Credit Agreement does not include a commitment to refinance this outstanding balance.  Without an extension, renewal, modification, or amendment by the Bank of the Legacy Credit Agreement, if the subsidiaries of FCHC (other than FCMC), which are obligated under the Legacy Credit Agreement, are unable to repay to the Bank the remaining principal and interest due by March 31, 2012, which is expected, the Company will be unable to repay the Legacy Debt and the Bank would have all available rights and remedies, including a foreclosure on the assets pledged to the Bank (which no longer includes equity interests in FCMC, but would include cash held by FCMC in the amount of $7.5 million), which could have a material impact on our business and operations and render us insolvent.

In addition, the anticipated Bankruptcy Filing of FCHC would constitute events of default under the Legacy Credit Agreement, which is set in any event to mature on March 31, 2012, and the Licensing Credit Agreement, with the Legacy Debt automatically due and payable but subject to the automatic stay and other provisions of the U.S. Bankruptcy Code.  Although FCHC and FCMC shall seek the necessary waivers and agreements of the Bank with respect to the Legacy Credit Agreement and Licensing Credit Agreement to maintain the line of credit and letter of credit facility of FCMC for its servicing licenses, which is supported by the $7.5 million of cash collateral previously pledged to the Bank by FCHC and FCMC under the Legacy Credit Agreement and Licensing Credit Agreement, there can be no assurance that FCHC and FCMC will obtain such waivers and agreements.  In the event that such waivers and agreements are not obtained, the business of FCMC may be adversely affected should FCHC proceed with the filing of a bankruptcy petition.

The clients for whom we service loans may transfer our rights as servicer and we may be unable to add business or take appropriate cost-saving measures to replace reduced revenues.

Under the terms of FCMC’s servicing agreements with third parties, our clients have, in general, reserved the right to terminate our servicing of their loans without cause upon minimal notice and the payment of minimal or no termination penalties.  In addition, with respect to one of FCMC’s significant servicing clients, Bosco I, the client’s loan agreement with its lenders expired on May 28, 2011, without being renewed or extended.  Although Bosco I is still the owner of the collateral and FCMC remains as the servicer of the mortgage loans, it is uncertain whether the lenders will foreclose on the collateral or continue in the foreseeable future to permit FCMC to remain the servicer of the mortgage loans.  In addition, should FCMC be unable to attract new business or should clients exercise their rights to terminate a significant portion of the loans currently serviced by FCMC, FCMC may be unable to add business or take appropriate cost-saving measures to replace the reduced revenues or avoid insolvency.  If any of our four largest servicing clients terminate us as servicer, that would represent a loss of a significant portion of our servicing revenue and our operations and financial condition would be adversely affected, which could result in our insolvency, including the insolvency of FCMC.

Our ability to fund operating expenses depends on the cash flow received from servicing loans for third parties.

The line of credit available for FCMC under the Licensing Credit Agreement is limited to $1.0 million, which expires September 30, 2012.  If the cash flow received by FCMC from servicing loans and performing due diligence services for third parties is insufficient to sustain the cost of operating FCMC’s business, and we have fully utilized our licensing credit facility, our operations and financial condition would be adversely affected, which could result in our insolvency, including the insolvency of FCMC.

A prolonged economic slowdown or a lengthy or severe recession could harm our servicing operations, particularly if it results in a further decline in real estate values.

The risks associated with our servicing business are more acute during periods of economic slowdown or recession because these periods may be accompanied by decreased real estate values.  Any material decline in real estate values would increase the loan-to-value ratios on loans that we service for third parties and, therefore, weaken any collateral coverage, increase the likelihood of a borrower with little or no equity in his or her home defaulting and increase the possibility of a loss or reduced servicing and collection revenues if a borrower defaults.  We are also subject to servicing risks from decreasing interest rates.  A significant decrease in interest rates could increase the rate at which the loans that we service for third parties are prepaid and reduce FCMC’s servicing and collection income in subsequent periods.

We may not be successful in expanding or implementing our planned business of providing specialty servicing and other mortgage related services for other entities on a fee-paying basis.

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

Under the SAFE Act of 2008, which establishes minimum standards for the licensing and registration of individuals meeting the definition of a mortgage loan originator, the Department of Housing and Urban Development (HUD), which until a transfer of authority to the Consumer Financial Protection Bureau (CFPB) was delegated the authority to ensure that every state meet the requirements of the SAFE Act, issued proposed rules on December 15, 2009.  In those rules, HUD took the informal position that individuals who perform loan modifications for servicers meet the definition of “mortgage loan originator” for purposes of the state versions of the SAFE Act.  Several states adopted this informal position, pending the publication of final rules from HUD or CFPB.  Other states have moved to either specifically include or exempt those individuals working for servicers from the definition of “mortgage loan originator.”  On June 30, 2011, HUD issued a final rule, but did not adopt its proposed position on loan modification activities, deferring the question to the CFPB.  The CFPB, which took over responsibilities on the SAFE Act on July 21, 2011, re-published HUD’s final rule on December 19, 2011 as an interim final rule establishing a Regulation H for public comment by February 17, 2012, with only non-substantive technical and conforming changes.  Significantly, the CFPB has to date not adopted the exception for loss mitigation activities for borrowers reasonably likely to default applicable to federally regulated institutions.  As a result, individuals who engage in loan modification activities for state regulated servicers may potentially fall within the definition of a loan originator and be required to hold individual licenses within a particular state.  Furthermore, state SAFE Acts impose civil and criminal penalties on both individuals and companies for failure to comply with their requirements.  This individual licensing issue is currently in-flux, and subject to change pending a final rule from the CFPB, and a more thorough review of the licensing policy from state regulators over the coming months.

As the examinations for licensing under the SAFE Act (which is required for those not employed by a Federally regulated institution) generally cover the origination and not servicing of loans, there can be no assurance that our staff or those we hire will be able to pass the required state and national exams and satisfy individual licensing requirements in sufficient numbers to continue loan modifications efforts in those states where SAFE Act licensing is required.  Any such failures may result in FCMC losing a license in any such state that requires a servicer to consider a modification prior to foreclosure and a loss of servicing business.  In the alternative, if hiring individuals who are already licensed under the SAFE Act is necessary, such individuals may not have adequate experience servicing or modifying loans and we could be at a competitive disadvantage from an internal cost perspective to federally regulated institutions, which are not subject to individual licensing requirements.

Approximately 30% of the states have enacted broader state laws that specifically require or are interpreted to require individuals who perform loan modifications, including as part of loss mitigation, be licensed as a mortgage loan originator.  Although FCMC has encountered difficulty in having its servicing employees pass the SAFE Act exams, which focus primarily on loan originations, and may face regulatory action and penalties in those states in which employee loan originator licenses to the extent required to perform loan modifications may not yet have been obtained, fourteen (approximately 25%) of its servicing employees have passed the Federal SAFE Act exam and, in the states requiring loan originator licenses to perform loan modifications, employees have passed a state SAFE Act exam, with an individual license having been granted to an employee(s) in a few of those states and applications pending in the other states.

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

A number of the second-lien mortgage loans that we acquired prior to the March 2009 Restructuring, which we continue to service through FCMC for third parties, are subordinated to an adjustable rate mortgage (ARM) held by a third party that was originated in a period of unusually low interest rates or originated with a below market interest rate, or to an interest-only mortgage.  A substantial majority of these ARMs bore a fixed rate for the first two or three years of the loan, followed by annual interest and payment rate resets.  As a result, holders of ARM loans face monthly payment increases following interest rate adjustments.  Similarly, interest-only loans typically required principal payments to be made after the first one or two years from the date of the loan.  The decreased availability of refinancing alternatives has impacted the run-off that typically occurs as an ARM resets or the interest-only loans begin to require the payment of principal.  Interest rate adjustments or principal becoming payable on first-lien mortgages may also have a direct impact on a borrower’s ability to repay any underlying second-lien mortgage loan on a property.  As a result, delinquencies on these loans may increase and our ability to service and collect on these loans may be adversely affected, resulting in a decrease in our servicing and collection revenues and cash flows.

We are subject to losses from the mortgage loans we acquired and originated prior to the Restructuring due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, sellers of loans we acquired, vendors and our employees.

When we acquired and originated mortgage loans, including those mortgage loans transferred to the Trust as part of the March 2009 Restructuring, which we currently service for third parties, we typically relied heavily upon information supplied by third parties, including the information contained in the loan application, property appraisal, title information and, employment and income stated on the loan application.  If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or funding of the loan, the value of the loan may end up being significantly lower than expected or the loan may violate various laws or regulations.  Whether a misrepresentation was made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation or may face liability for such actions except when we purchased loans pursuant to contracts that include a right of return and the seller remains sufficiently creditworthy to render such right meaningful.

Legal proceedings and regulatory investigations could be brought or initiated which could adversely affect our financial results.

Various companies throughout the mortgage industry have been named as defendants in individual and class action law suits and have been the subject of regulatory investigations challenging residential loan servicing and origination practices (even as an acquirer of a loan), including, with respect to subprime loans, which we originated and acquired, and most recently, standing to bring a foreclosure action, foreclosure processes and procedures and the verification of information included in and notarization of affidavits filed in foreclosure, eviction and bankruptcy matters and the purchase of force-placed insurance on behalf of homeowners for homes without insurance and costs, premiums, rebates and commissions associated therewith.  At least some of those participants have paid significant sums to settle lawsuits or regulatory proceedings brought against them in respect of servicing and origination practices.  There can be no assurance that similar suits or proceedings will not be brought against us in the future, and that we will not be subject to resulting fines, sanctions, costs, damages, penalties or claims by counterparties or third parties (or, additionally with respect to foreclosures, the overturning of foreclosure sales or delays in the foreclosure process) that could adversely affect our financial results, or substantial damages that could render the Company insolvent.

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

We are exposed to counterparty risk and there can be no assurances that we will manage or mitigate this risk effectively.

We are exposed to counterparty risk in the event of nonperformance by counterparties to various agreements and transactions.  The insolvency, unwillingness or inability of a significant counterparty to perform its obligations under an agreement or transaction, including, without limitation, as a result of the rejection of an agreement or transaction by counterparty in bankruptcy proceedings, could have a material adverse effect on our business, financial position, results of operations or cash flows.  There can be no assurances that we will be effective in managing or mitigating our counterparty risk.

The success and growth of our servicing business will depend on our ability to adapt to and implement technological changes, and any failure to do so could result in a material adverse effect on our business.

Our mortgage loan servicing business is dependent upon our ability to effectively adapt to technological advances, such as the ability to automate loan servicing, process borrower payments and provide customer information over the Internet, accept electronic signatures and provide instant status updates.  The intense competition in our industry has led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements.  The failure to acquire new technologies or technological solutions when necessary could limit our ability to remain competitive in our industry and our ability to increase the cost efficiencies of our servicing operation, which would harm our business, results of operations and financial condition.  Alternatively, adapting to technological changes in the industry to remain competitive may require us to make significant and costly changes to our loan servicing and information systems, which could lead to an increase in operating costs.

If we do not manage the changes in our businesses effectively, our financial performance could be harmed.

As we seek to expand our specialty servicing and collections business and seek to engage in new businesses, our future growth could require capital resources beyond what we currently possess, which would place certain pressures on our infrastructure.  Our future profitability will similarly depend on the proper management of our wind-down of the businesses we no longer operate.  We will need to continue to upgrade and expand our financial, operational and managerial systems and controls, particularly our servicing systems and resources.  If we do not manage the changes in our servicing business effectively, our expenses could increase, and FCMC’s business, liquidity and financial condition could be significantly harmed.

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

We have historically foreclosed on defaulted mortgage loans in our portfolio, taking title to the properties underlying those mortgages.  By taking title, we could be subject to environmental liabilities with respect to such properties and any remaining properties that we have to reacquire.  Hazardous substances or wastes, contaminants, pollutants or sources thereof may be discovered on these properties during our ownership or after a sale to a third party.  Environmental defects can reduce the value of and make it more difficult to sell such properties, and we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and cleanup costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property.  These costs could be substantial.  If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operation could be materially and adversely affected.  Although we have not to date incurred any environmental liabilities in connection with real estate, there can be no assurance that we will not incur any such liabilities in the future.

A loss of our Chairman and President may adversely affect our operations.

Thomas J. Axon, our Chairman and President, is responsible for making substantially all of the most significant policy and managerial decisions in our business operations.  These decisions are paramount to the success and future growth of our servicing business.  Mr. Axon is also the managing member of three of our principal servicing clients, Bosco I, Bosco II and Bosco III, and was instrumental in maintaining our relationship with Huntington and our operations under the terms of the Restructuring Agreements and retaining the servicing of loans sold by the Bank’s Trust in the third and fourth quarters of 2010.  A loss of the services of Mr. Axon could disrupt and adversely affect our operations.

Risks Related to Our Financial Statements

We may become subject to liability and incur increased expenditures as a result of our having transferred substantially all our mortgage portfolio related assets to the Bank.

Our transfer of substantially all of our loans and properties acquired through foreclosure to the Bank in March 2009 could expose us to legal action, government investigation or potential Federal income tax liabilities.  The defense of any such actions could cause the diversion of management’s attention and resources, and we could be required to pay damages to settle such actions or if any such actions are not resolved in our favor.  Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses.  Moreover, we may be the subject of negative publicity and negative reactions from stockholders, creditors, existing and potential servicing clients or others with which we do business.  The occurrence of any of the foregoing could harm our business.

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

It was our policy not to originate loans that would be subject to HOEPA or similar state and local laws and not to purchase high-cost loans that would have violated those laws.  If we miscalculated the numerical thresholds described above, however, we may have mistakenly originated or purchased such loans and bear the related marketplace and legal risks and consequences.  In a number of states, for example, state and local anti-predatory lending laws and regulations broaden the trigger test for loans subject to restrictions.  If the numerical thresholds were miscalculated, certain variations of Tribeca’s loan product, where the lending decision may have been based entirely or primarily on the borrower’s equity in his or her home and not, or to a lesser extent, on a determination of the borrower’s ability to repay the loan, would violate HOEPA and many of these state and local anti-predatory lending laws.  In the past, we sold a portion of these loans to third parties on a whole-loan, servicing-released basis.

We purchased loans that are covered by one of these laws, rules or regulations only if, in our judgment, a loan was made in accordance with our strict legal compliance standards and without undue risk relative to litigation or to the enforcement of the loan according to its terms.

Several states and municipalities have adopted legislation and ordinances establishing new consumer protections governing loan servicing practices and foreclosure procedures.  Some of the provisions will impede or materially delay a holder’s ability to foreclose on certain mortgaged properties.  There are proposed laws providing greater protections to consumers, pertaining to such activities as maintenance of escrow funds, timely crediting of payments received, limitation on ancillary income, responding to customer inquiries and requirements to conduct loss mitigation.  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Reform Act) was signed into law.  The Reform Act, which is designed to improve accountability and transparency in the financial system and to protect consumers from abusive financial services practices, creates various new requirements affecting mortgage servicers, such as FCMC, including mandatory escrow accounts for certain mortgage loans; notice requirements for consumers who waive escrow services; certain prohibitions related to mortgage servicing with respect to force-placed hazard insurance, qualified written requests, requests to correct certain servicing errors, and requests concerning the identity and contact information for an owner or assignee of a loan; requirements for prompt crediting of payments, processing of payoff statements, and monthly statements with certain disclosures for adjustable rate mortgage loans; and late fee restrictions on high-cost loans.  In addition, a new executive agency and consumer financial regulator, the Bureau of Consumer Financial Protection (CFPB), was established in the Federal Reserve System under the Reform Act.  On July 21, 2011, the regulation of the offering and provision of consumer financial products or services, including mortgage servicing, under certain federal consumer financial laws, was transferred and consolidated into the CFPB.  The CFPB will also issue regulations that will implement and enforce the new servicing requirements noted above.  In February 2012, the CFPB announced that it is in the process of drafting new rules regarding required disclosures on billing statements to be sent to homeowners by mortgage servicers (a prototype of which has already been released by the CFPB), force-placed insurance, and new disclosures for certain types of adjustable-rate mortgages.

The Federal Reserve Board approved changes to HOEPA in Regulation Z, which implements the Truth in Lending Act, to protect consumers from unfair or deceptive home mortgage lending and advertising practices.  Effective October 1, 2009, the amendments create protections for a new category of loans called “higher-priced mortgage loans.”  Under these amendments, companies that service mortgage loans are required to credit consumers’ loan payments as of the date of receipt.  Further, the HOEPA amendments expand the types of loans subject to early disclosures.  Previously, transaction-specific early disclosures were only required for purchase money mortgage loans.  The early disclosures now are required with all closed-end non-purchase money mortgage loans, such as refinancings, closed-end home equity loans and reverse mortgage loans.  Under the Reform Act, HOEPA was revised to lower APR and point and fee triggers and expand coverage to purchase money mortgages.

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

Federal, state and local governmental authorities have focused on the lending and servicing practices of companies in the non-prime mortgage lending and mortgage servicing industry, sometimes seeking to impose sanctions for practices such as charging excessive fees, imposing interest rates higher than warranted by the credit risk of the borrower, imposing prepayment fees, failing to adequately disclose the material terms of loans and abusive servicing and collection practices.

Our failure to comply with this regulatory regimen can lead to: (i) civil and criminal liability, including potential monetary penalties; (ii) loss of servicing and debt collection licenses or approved status required for continued business operations; (iii) demands for indemnification or loan repurchases from purchasers of our loans; (iv) legal defenses causing delay and expense; (v) adverse effects on our ability, as servicer or debt collector, to enforce loans; (vi) the imposition of supervisory agreements and cease-and-desist orders; (vii) the borrower having the right to rescind or cancel the loan transaction; (viii) adverse publicity; (ix) individual and class action lawsuits; (x) administrative enforcement actions; (xi) damage to our reputation in the industry; or (xii) the inability to obtain credit to fund our operations.

Although we have systems and procedures directed to comply with these legal requirements and believe that we are in material compliance with applicable Federal, state and local statutes, rules and regulations, we cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies or courts will not interpret existing laws or regulations in a more restrictive manner, which could render our current business practices noncompliant or which could make compliance more difficult or expensive.  These applicable laws and regulations are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently, or may be interpreted infrequently or only recently and inconsistently.  As a result of infrequent, sparse or conflicting interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them.  Any ambiguity under a law to which we are subject may lead to regulatory investigations, governmental enforcement actions or private causes of action, such as class action lawsuits, with respect to our compliance with applicable laws and regulations.

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

We are subject to reputation risks from negative publicity concerning the mortgage industry.

The mortgage industry in which we operate may be subject to periodic negative publicity, which could damage our reputation and adversely impact our servicing business.

Reputation risk, or the risk to our business, earnings and capital from negative publicity, is inherent in our industry.  There is a perception that the borrowers may be unsophisticated and in need of consumer protection.  Accordingly, from time to time, consumer advocate groups or the media may focus attention on our services (both past and present), thereby subjecting our industry to the possibility of periodic negative publicity.

We may also be negatively impacted if another company in the mortgage industry or in a related industry engages in practices resulting in increased public attention to our industry.  Negative publicity may also occur as a result of judicial inquiries and regulatory or governmental action with respect to the mortgage industry.  Negative publicity may result in increased regulation and legislative scrutiny of industry practices as well as increased litigation or enforcement actions by civil and criminal authorities.  Additionally, negative publicity may increase our costs of doing business and adversely affect our servicing operations by impeding our ability to attract and retain customers and employees.

During the past several years, the press has widely reported certain industry related concerns, including rising delinquencies, the tightening of credit and more recently, increasing litigation.  Some of the litigation instituted against mortgage lenders and servicers is being brought in the form of purported class actions by individuals or by state or Federal regulators or state attorneys general.  The judicial climate in many states is such that the outcome of these cases is unpredictable.  If we are subject to increased litigation due to such negative publicity, it could have a material adverse impact on our results of operations.

We are subject to significant legal and reputation risks and expenses under Federal and state laws concerning privacy, use and security of customer information.

The Federal Gramm-Leach-Bliley financial reform legislation imposes significant privacy obligations on us in connection with the collection, use, disposal and security of financial and other nonpublic information provided of borrowers.  In addition, California and Vermont have enacted, and several other states are considering enacting, privacy or customer-information-security legislation with even more stringent requirements than those set forth in the Federal law.  Because laws and rules concerning the use and protection of customer information are continuing to develop at the Federal and state levels, we expect to incur increased costs in our effort to be and remain in full compliance with these requirements.  Nevertheless, despite our efforts, we will be subject to legal and reputational risks in connection with our collection, safeguarding, disposal and use of customer information, and we cannot assure you that we will not be subject to lawsuits or compliance actions under such state or Federal privacy requirements.  To the extent that a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could substantially increase.

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

Legislative action to provide mortgage relief may negatively impact our business or increase our compliance costs.

As delinquencies, defaults and foreclosures in and of residential mortgages have increased dramatically, there are several Federal, state and local initiatives to restrict our ability to foreclose and resell the property of a customer in default.  Any restriction on our ability to foreclose on a loan, any requirement that we forego a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms could negatively impact FCMC’s servicing business, financial condition, liquidity and results of operations.  These initiatives have come in the form of proposed legislation and regulations, including those pertaining to Federal bankruptcy laws, government investigations and calls for voluntary modifications of mortgages and a national servicing standard for servicing loans.  Moreover, the Reform Act, state laws and regulatory requirements in certain states such as New York and North Carolina, recent bills introduced in Congress, a settlement involving servicing and foreclosure practices entered into between the Federal bank regulators and 14 servicers in April 2011, and a recent settlement with the five largest mortgage servicers, state attorneys general and Federal agencies, including a new homeowners bill of rights proposed in California by its state attorney general in response to the settlement, suggest that new national standards for servicing and foreclosures will be implemented soon that will likely focus on, among other things, payment processing, billing statements, disclosures, loss mitigation protocols, having a single point of contact for borrowers, fees (including default fees, late charges and recoupment of third-party fees), force-placed insurance and insurance escrow accounts, maintenance of real estate owned or securing loans, and the practice of foreclosing while a loan modification application is pending.  Accordingly, our compliance costs may materially increase, which in turn may adversely affect the results of operations of FCMC.

Several states and municipalities have adopted legislation and ordinances establishing new consumer protections governing loan servicing practices and foreclosure procedures.  There are proposed and enacted laws providing greater protections to consumers, pertaining to such activities as maintenance of escrow funds, timely crediting of payments received, limitation on ancillary income, responding to customer inquiries and requirements to conduct loss mitigation.  In addition, there are several Federal and state government initiatives, including HAMP under the Homeowner Affordability and Stability Plan, which seek to obtain the voluntary agreement of servicers to subscribe to a code of conduct or statement of principles or methodologies when working with borrowers facing foreclosure on their homes.  Generally speaking, the principles call for servicers to reach out to borrowers before their loans “reset” with higher monthly payments that might result in a default by a borrower and seek to modify loans prior to the reset.  Applicable servicing agreements, Federal tax law and accounting standards limit the ability of a servicer to modify a loan before the borrower has defaulted on the loan or the servicer has determined that a default by the borrower is reasonably likely to occur.  Servicing agreements generally require the servicer to act in the best interests of the note holders or at least not to take actions that are materially adverse to the interests of the noteholders.  Compliance with the code or principles must conform to these other contractual, tax and accounting standards.  As a result, servicers have to confront competing demands from consumers and those advocating on their behalf to make home retention the overarching priority when dealing with borrowers in default, on the one hand, and the requirements of noteholders to maximize returns on the loans, on the other.

Risks Related to Our Securities

Thomas J. Axon effectively controls our company, substantially reducing the influence of our other stockholders.

Thomas J. Axon, our Chairman and President, beneficially owns more than 45% of our outstanding common stock, and 20% of the stock of FCMC.  As a result, Mr. Axon will be able to influence significantly the actions that require stockholder approval, including: the election of our directors; and, the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

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

Our common stock is quoted on the OTC Bulletin Board, which may adversely impact the price and liquidity of the common stock, and our ability to raise capital.

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

The preceding provisions of our organizational documents could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management, even if such events would be in the best interests of our stockholders.

Under the terms of the Restructuring Agreements, we cannot enter into mergers, consolidations, sales of any substantial portion of our assets (other than in connection with a restructuring or spinoff of FCMC), or certain material changes to our capital structure, without the prior approval of our Bank.  In addition, under the terms of Deferred Payment Agreement entered into with the Bank, FCMC will pay to the Bank in respect of a “qualifying transaction” consummated during the term of the agreement an amount equal to ten percent of the aggregate value of the qualifying transaction minus $4 million.

Our quarterly operating results may fluctuate and cause our stock price to decline.

Because of the nature of our business and our Restructuring Agreements, our quarterly operating results may fluctuate, and we are likely to incur additional operating losses.  Our results may fluctuate as a result of any of the following: (i) the timing and amount of collections on loans that we service; (ii) the rate of delinquency, default, foreclosure and prepayment on the loans we service; (iii) changes in interest rates; (iv) our inability to successfully enter the new business of servicing loans for third parties; (v) further declines in the estimated value of real property securing mortgage loans; (vi) increases in operating expenses associated with the changes in our business; (vii) general economic and market conditions; and, (viii) the effects of state and Federal tax, monetary and fiscal policies.

Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our common stock.  We cannot assure you that the market price of our common stock will not fluctuate or further significantly decline or become worthless in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

On March 4, 2005, we entered into a sublease agreement with Lehman Brothers Holdings Inc. to sublease approximately 33,866 square feet of space on the 25th floor at 101 Hudson Street, Jersey City, New Jersey for use as executive and administrative offices (the “25th Floor Premises”).  Effective as of June 26, 2009, as a result of Lehman Brothers Holdings Inc.’s rejection of its lease under bankruptcy law, the 25th Floor Premises is now leased directly with 101 Hudson Leasing Associates.  On July 27, 2005, we entered into a lease agreement with 101 Hudson Leasing Associates to lease approximately 6,856 square feet of space on the 37th floor at 101 Hudson Street, Jersey City, New Jersey for use as administrative offices (the “37th Floor Premises”).  On March 30, 2007, we entered into a lease agreement with 101 Hudson Leasing Associates to lease approximately an additional 6,269 square feet of space on the 37th floor at 101 Hudson Street, Jersey City, New Jersey for use as administrative offices (the “Expansion Premises”).  The term of the combined lease with 101 Hudson Leasing Associates for the 25th Floor Premises, 37th Floor Premises and Expansion Premises is through December 31, 2013, with a base rent of $1,181,000 annually, payable in monthly installments of $98,000, until December 31, 2010, and thereafter a base rent of $1,597,000 annually, payable in monthly installments of $133,000.

At December 31, 2010, the 37th Floor Premises and the Expansion Premises were not being utilized and were marketed for sublet.  At December 31, 2010, the remaining lease payments, net of estimated sublet payments (based on the Company’s estimate for subleasing the space), in the amount of $258,000 were accrued and non-usable leasehold improvements in the amount of $110,000 were written off.

In April 2011, we entered into a sublease for the 37th Floor Premises (6,856 square feet) for a term ending December 31, 2013 with a base rent of $158,000 annually, payable in monthly installments of $13,000.  The Expansion Premises continues to be marketed for sublet.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in routine litigation matters generally incidental to our business, which primarily consist of legal actions related to the enforcement of our rights under mortgage loans we hold, held, service or collect for others, none of which is individually or in the aggregate material.  In addition, because we service and collect on mortgage loans throughout the country, and prior to November 2007 originated and acquired mortgage loans on a nationwide basis, we must comply and were required to comply with various state and Federal lending, servicing and debt collection laws, rules and regulations and we are routinely subject to investigations and inquiries by regulatory agencies, some of which arise from complaints filed by borrowers, none of which to the extent pending or resolved is individually or in the aggregate material.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Effective with the opening of stock market trading on April 22, 2009, the Company’s common stock has been quoted on the OTC Bulletin Board under the trading symbol “FCMC.OB.”  Our common stock was delisted from Nasdaq as of November 3, 2008, and was quoted under the stock symbol “FCMC.PK” on the “Pink Sheets,” a centralized quotation service for over-the-counter securities, until April 22, 2009.

The following table sets forth the bid prices for the common stock and the sales prices for the common stock on the OTC Bulletin Board, for the periods indicated.  Trading during these periods was limited and sporadic; therefore, the following quotes may not accurately reflect the true market value of the securities.  Prices since November 3, 2008 reflect inter-dealer prices without retail markup or markdown or commissions and may not represent actual transactions.

	High	Low
Year Ended December 31, 2010:
First Quarter	$1.00	$0.41
Second Quarter	0.48	0.13
Third Quarter	0.40	0.05
Fourth Quarter	0.23	0.11
Year Ended December 31, 2011:
First Quarter	$0.19	$0.08
Second Quarter	0.19	0.11
Third Quarter	0.33	0.10
Fourth Quarter	0.40	0.26

Holders.  As of March 16, 2012, there were approximately 365 record holders of the Company’s common stock.

Dividend Policy.  Franklin Holding historically has not paid cash dividends on its common stock and due to operating losses and deficit stockholders’ equity does not expect to pay a cash dividend in the future.  In addition, the Restructuring Agreements expressly restrict payments to stockholders, without the prior written consent of the Bank, which includes our ability to pay dividends.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements.  We have based these forward-looking statements on our current plans, expectations and beliefs about future events.  In light of the risks, uncertainties and assumptions discussed under Item1A. “Risk Factors” of this Annual Report on Form 10-K and other factors discussed in this section, there are risks that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and throughout this report.  For more information regarding what constitutes a forward-looking statement, please refer to Item 1A. “Risk Factors.”

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

Effective with the March 2009 Restructuring, the loans transferred by the Company to the Trust continued to be included on the Company’s balance sheet in accordance with GAAP for certain periods as indicated below, and, therefore, the revenues from such loans during such periods have been reflected in the Company’s consolidated results, notwithstanding the fact that trust certificates representing an undivided interest in approximately 83% of the Trust assets were transferred to Huntington in the Restructuring.  Although the transfer of the trust certificates, representing approximately 83% of the Portfolio, to the REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, was treated, through September 30, 2010, as a financing under GAAP under Accounting Standards Codification Topic 860, Transfers and Servicing (“ASC Topic 860”).  While Franklin transferred legal ownership and the economic interests and risks relating to the underlying assets of the related trust certificates to the Bank in exchange for preferred and common stocks of the Bank’s REIT, the transfer did not meet one of the technical requirements of ASC Topic 860 insofar as, for accounting purposes, it could not be assured that the transferred assets were legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, even in a bankruptcy.

Except for and effective with the sale of loans sold by Huntington in the third and fourth quarters of 2010, the fees received from Huntington subsequent to March 31, 2009 for servicing their loans, and the third-party costs incurred by us in the servicing and collection of their loans and reimbursed by Huntington, for purposes of these Consolidated Financial Statements have not been recognized as servicing fees and reimbursement of third-party servicing costs, but as additional interest and other income earned and additional, offsetting expenses as if the Company continued to own the loans.

During the quarters ended September 30, 2010 and December 31, 2010, the Company and FCMC, its servicing business subsidiary, entered into a series of transactions with Huntington facilitating sales by the Bank’s Trust to third parties of substantially all of the loans underlying the trust certificates issued by the Trust.  These transactions, described below, were effective in July, September and December 2010, and are individually referred to as the “July 2010 Transaction” or the “July Loan Sale,” the “September 2010 Transaction” or the “September Loan Sale,” and the “December 2010 Transaction” or the “December Loan Sale,” respectively.

As a result of the third and fourth quarter loan sales by the Bank’s Trust and effective as of the dates of the loan sales, the transfer by the Company in March 2009 of 83% of trust certificates in the Trust to the Bank’s REIT that had been accounted for as a secured financing in accordance with GAAP, are accounted for as sales of loans in accordance with GAAP, to the extent of the loans sold by the Trust.  The sales of the loans by the Bank’s Trust also has resulted in treating substantially all of the loans represented by the remaining 17% in trust certificates held by the Company as sold, to the extent of the loans sold by the Trust, in accordance with GAAP.  Accordingly, the fees received from Huntington subsequent to March 31, 2009 and through June 30, 2010 and during the quarter ended September 30, 2010 for servicing their loans up to the respective effective dates of the July Loan Sale and the September Loan Sale, and during the quarter ended December 31, 2010 up to the respective effective date of the December Loan Sale, and the third-party costs incurred by us in the servicing and collection of their loans and reimbursed by Huntington, for purposes of these Consolidated Financial Statements were not recognized as servicing fees and reimbursement of third-party servicing costs, but instead as additional interest and other income earned, with offsetting expenses in an equal amount, as if the Company owned and self serviced the loans.

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

The net proceeds from the Loan Sales and the December Loan Sale were distributed to the Trust certificate holders on a pro rata basis by percentage interest.  Accordingly, approximately 17% of the net proceeds were received by the Company and were applied to pay down the Legacy Debt owed to the Bank, as 83% of the trust certificates were held by the Bank’s REIT, and the Company’s investment in REIT securities (which were not marketable and ultimately surrendered on May 23, 2011) was realized only through declared and paid dividends or a redemption of the securities by the REIT.  See Note 11 to the Consolidated Financial Statements.

On May 23, 2011, the Company entered into the Settlement Agreement with the Bank covering the surrender and transfer of the Company’s investment in preferred stock and common stock of the Bank’s REIT subsidiary.  See Note 11 to the Consolidated Financial Statements.

Executive Summary

The Company had net income attributed to common stockholders of $22.2 million for the twelve months ended December 31, 2011, compared with a net loss of $55.3 million for the twelve months of 2011.  The Company had net income per common share for the twelve months ended December 31, 2011 of $2.77 and $2.76 on a basic and diluted basis, respectively, compared to a loss per common share of $6.89 on both a diluted and basic basis for the twelve months ended December 31, 2010.  The net income in the twelve months of 2011 resulted principally from the Bank’s REIT declaring and paying dividends on March 31, 2011 for the third and fourth quarters of 2010 and for the full year of 2011 in the aggregate amount of $63.8 million, all of which was recognized in the six months ended June 30, 2011.  In addition, the settlement of interest rate swap liabilities resulted in a gain of $14.7 million recognized in the quarter ended June 30, 2011.

While the Company had net income attributed to common stockholders of $22.2 million for the full year ended December 31, 2011 due to the dividend recognized on the REIT Securities and the gain from the settlement of the swap liability, the Company returned to net losses in the quarter ended September 30, 2011.  The Company had a net loss attributed to common stockholders of $12.1 million and $11.9 million, respectively, for the third and fourth quarters of 2011.

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

The Company had stockholders’ deficit of $827.7 million at December 31, 2011, or a deficit book value per common share of $103.09.

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

Noncontrolling Interest – The Company accounts for a 20% equity interest in FCMC to a related party in accordance with Topic 810, Consolidations, applying consolidation accounting under Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”).

Investment in REIT Securities – Investment in REIT securities, common and preferred stocks of the Bank’s REIT, which was surrendered on May 23, 2011, was carried at cost.  The REIT Securities could not have been sold or redeemed by the Company, and was, therefore, classified as of the date of purchase as non-marketable.  The Company’s Investment in REIT securities was evaluated periodically for other than temporary impairment.  Due to the surrender of the REIT Securities in May 2011, there was no Investment in REIT securities remaining at December 31, 2011.

Investment in Trust Certificates – Investment in trust certificates, representing approximately 17% of the Portfolio not transferred to the Bank’s REIT in the March 2009 Restructuring, was classified as “available for sale,” and a fair value adjustment at March 31, 2009 was recorded as Loss on valuation of trust certificates and notes receivable held for sale.  The Investment in trust certificates was carried at fair market value, and the certificates were valued as of the end of each reporting period.  Subsequent to March 31, 2009, changes in fair value were recorded in earnings as Fair valuation adjustments.  The fair value of the trust certificates was based on an assessment of the underlying investment, expected cash flows and other market-based information, and where observable market prices and other data were not available for similar investments, pricing models or discounted cash flow analyses, using observable market data where available, were utilized to estimate fair market value.

At December 31, 2011, there was no remaining balance in the Investment in trust certificates.  At December 31, 2010, the Investment in trust certificates consisted solely of a small number of real estate properties acquired through foreclosure.

Mortgage Loans and Real Estate Held for Sale – As part of the Restructuring, approximately 83% of the Portfolio was transferred to the REIT and such loans and owned real estate (acquired through foreclosure) were classified as “held for sale.”  As a result, a loss on the transfer was recorded as Loss on mortgage loans and real estate held for sale.  Subsequent to March 31, 2009 and until certain periods identified below, Mortgage loans and real estate held for sale were carried at the lower of cost or market value.  The transfer was accounted for as a secured financing in accordance with GAAP, ASC Topic 860, because for accounting purposes the requisite level of certainty that the transferred assets were legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, including in a bankruptcy proceeding, was not achieved.  Accordingly, in accordance with GAAP, except to the extent of and prior to the sale of loans by the Bank, as applicable, in July, September and December 2010, the mortgage loans and real estate remained on the Company’s balance sheet classified as Mortgage loans and real estate held for sale securing the Nonrecourse liability in an equal amount.  The fair value of the Mortgage loans and real estate held for sale was based on an assessment of the underlying residential 1-4 family mortgage loans and real estate, expected cash flows and other market-based information, and where observable market prices and other data were not available for similar loans, pricing models or discounted cash flow analyses, using observable market data where available, were utilized to estimate market value.  Mortgage loans and real estate held for sale were valued as of the end of each reporting period, and changes in fair value were recorded in earnings as Fair valuation adjustments.

At December 31, 2011, there was no balance remaining of Mortgage loans and real estate held for sale due to the Loan Sales by the Bank’s Trust of approximately 83% of the Portfolio.  At December 31, 2010, the Mortgage loans and real estate held for sale consisted solely of real estate properties acquired through foreclosure.

Nonrecourse Liability – The Nonrecourse liability was the offset to, and was secured by, the Mortgage loans and real estate held for sale.  The Company elected the fair value option for the Nonrecourse liability, and adjustments to fair value were recorded as Fair valuation adjustments.  No interest expense was recorded on the Nonrecourse liability as any payments received from the Trust on the trust certificates, comprising the Mortgage loans and real estate held for sale, were recorded as a reduction to the balance of the Nonrecourse liability, which was adjusted to fair value each quarter through the fair valuation adjustments line item.

At December 31, 2011, there was no Nonrecourse liability as there was no remaining balance of Mortgage loans and real estate held for sale.

Fair Valuation Adjustments – Fair valuation adjustments include amounts subsequent to March 31, 2009 related to adjustments in the fair value of the Investment in trust certificates at fair value and the Nonrecourse liability, adjustments to the lower of cost or market related to Mortgage loans and real estate held for sale, and for losses on sales of real estate owned.

Notes Receivable Held for Sale, Net – At March 31, 2009, as part of the Restructuring, Notes receivable held for sale, net, which represent the loans and assets that collateralize the Unrestructured Debt, are classified as “held for sale” as this portfolio, from time to time, is marketed for sale, and a lower of cost or market value was recorded as Loss on valuation of investments in trust certificates and notes receivable held for sale.  Subsequent to March 31, 2009, the fair value of the Notes receivable held for sale, net is based on an assessment of the underlying residential 1-4 family mortgage loans, expected cash flows and other market-based information, and where observable market prices and other data are not available for similar loans, pricing models or discounted cash flow analyses, using observable market data where available, are utilized to estimate market value.  Notes receivable held for sale, net are valued as of the end of each reporting period, and changes in fair value are recorded as Fair valuation adjustments.

Income Recognition on Investment in Trust Certificates and Mortgage Loans and Real Estate Held for Sale – Income on the mortgage loans and real estate collateralizing the Investment in trust certificates and the Mortgage loans and real estate held for sale is estimated based on the available information on these loans and real estate provided by the Bank and from the loans and real estate serviced for the Trust.  The estimated income on the Mortgage loans and real estate held for sale does not represent cash received and retained by the Company and is essentially offset through a valuation adjustment of the Nonrecourse liability.

Derivatives – As part of the Company’s interest-rate risk management process, we entered into interest rate swap agreements in 2008.  In accordance with Topic 815, Derivatives and Hedging (“Topic 815”), as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.  All of our interest rate swaps were executed with the Bank.

In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, with an aggregate notional amount of $390 million.  The carrying value included in accumulated other comprehensive loss (“AOCL”) within stockholders’ equity, which is related to the terminated hedges, at December 31, 2011 and 2010 was $0 and $8.2 million, respectively.

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

On May 23, 2011, the Company entered into a settlement agreement with the Bank covering the surrender and transfer of the Company’s investment in the REIT Securities held by the Company, which included the full satisfaction of indebtedness relating to all of the Company’s interest rate swaps totaling approximately $14.7 million.  Accordingly, the Company recorded a gain on the full satisfaction of indebtedness relating to all of the interest rate swaps of $14.7 million in the quarter ended June 30, 2011 consisting of an $8.2 million liability from the interest rate swap terminations as part of the March 2009 Restructuring and a $6.5 million liability incurred from the January 2011 interest rate swap termination.

At December 31, 2011, the Company had no interest rate swaps agreements in place to potentially reduce the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in the 1-month London Interbank Offered Rate (“LIBOR”).

Fair Value Measurements – Topic 820, Fair Value Measurements and Disclosures, establishes a three-tier hierarchy for fair value measurements based upon the transparency of the inputs to the valuation of an asset or liability and expands the disclosures about instruments measured at fair value.  A financial instrument is categorized in its entirety and its categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels are described below.

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

New Accounting Pronouncements

A discussion of new accounting pronouncements that are applicable to the Company, and have been or will be adopted by the Company, is included in Note 2 in “Consolidated Notes to Financial Statements – Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”

Off Balance Sheet Arrangements

The Company had no off balance sheet arrangements at December 31, 2011.

Results of Operations – Franklin Credit Management Corporation (FCMC)

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

FCMC, the Company’s servicing entity within the Franklin group of companies, notwithstanding the substantial stockholders’ deficit of Franklin Holding, has positive net worth, and since September 22, 2010, all of FCMC’s equity has been free from the pledges to the Bank (except for a 10% interest in future monetizing transactions, minus $4 million).  In addition, FCMC, since September 22, 2010, has been free of significant restrictive covenants under the Legacy Credit Agreement with the Bank that governs the substantial debt owed to the Bank by subsidiaries of FCHC, but not FCMC.

At December 31, 2011, FCMC had total assets of $27.8 million and had stockholders’ equity of $14.0 million.  At December 31, 2010, FCMC’s total assets amounted to $24.8 million and its stockholders’ equity was $15.9 million.

Inter-company payables and receivables, non-dividend distributions made by FCMC, the Federal provision for income taxes, and inter-company allocations were eliminated in deriving the Consolidated Financial Statements of Franklin Holding.  Servicing fees received from the Bank during 2010 for servicing their loans up to the effective dates of the July, September and December 2010 loan sales were eliminated in deriving the Consolidated Financial Statements of the Company. The servicing fees received from the Bank for servicing their remaining REO properties since the May 2011 REO sale to a related-party entity (Bosco IV) were eliminated in deriving the Consolidated Financial Statements of the Company. Servicing revenues were eliminated in the Consolidated Financial Statements of the Company due to the accounting treatment for the transfer of the trust certificates as a financing under ASC Topic 860, which was applicable essentially through September 30, 2010.

FCMC had a loss before tax of approximately $1.3 million for the twelve months ended December 31, 2011 compared with income before tax of approximately $461,000 for the twelve months ended December 31, 2010.  FCMC’s 2011 revenues were derived principally from servicing the portfolio of loans and assets for the third party that purchased the loans in the July Loan Sale and three Bosco entities.  FCMC’s 2010 revenues were derived principally from servicing the portfolio of loans and assets for the Bank’s Trust prior to the July and September 2010 Loan Sales.  The decline in before tax income for 2011 compared with 2010 was due to reduced servicing fees from new servicing contracts entered into in connection with the Loan Sales and the December Loan Sale at reduced contractual fees and a reduction in the number of loans serviced from existing servicing clients, which were not been replaced with significant new servicing contracts.  In addition, during the third and fourth quarters of 2011, FCMC charged off a portion of a receivable due from its parent company, FCHC, in the aggregate amount of $612,000 for management fees recognized in 2011, the collection of which has been determined to be in doubt, which was recorded as a non-dividend distribution and charged to Stockholders’ equity.  FCMC charges its sister companies an estimated management fee that is based on internal services rendered by its employees to those companies.

The Company’s Consolidated Financial Statements, while including the results of FCMC, include the results of all its subsidiary companies, which comprise all the remaining assets and debt obligations (the Legacy Debt) that have resulted from the Company’s legacy business prior to 2008.

As of December 31, 2011, FCMC had four significant servicing contracts to service 1-4 family mortgage loans and owned real estate; three with related parties (Bosco I, Bosco II and Bosco III) and one with an unrelated party.  FCMC also had a servicing contract with certain Company entities for the loans collateralizing the Unrestructured Debt.  At December 31, 2011 and 2010, FCMC serviced and provided recovery collection services on a total population of approximately 30,800 and 32,400 loans, respectively.  The servicing revenues earned from servicing the Bosco entities represented approximately 57% of the total servicing revenues earned during the twelve months ended December 31, 2011.  While the loans serviced for Huntington represented less than 1% of the total number of loans serviced for third parties as of December 31, 2010 (due to the July, September and December 2010 loan sales by the Bank’s Trust), the servicing revenues earned from servicing the Huntington portfolio represented approximately 70% of the total servicing revenues earned during the twelve months ended December 31, 2010.  See Note 18 to the Consolidated Financial Statements.

Effective July 1, 2010, in the July Loan Sale, the Trust as directed by the Bank, sold approximately 3,300 residential mortgage loans to a third-party purchaser (the “Purchaser”).  Effective July 1, 2010, FCMC entered into a servicing agreement with the Purchaser, pursuant to which FCMC would continue to provide servicing for the loans acquired by the Purchaser in the July Loan Sale.  However, effective October 1, 2010, the servicing of approximately 25% of the loans were transferred by the Purchaser to an affiliate of the Purchaser (as agreed in conjunction with the entry into the servicing agreement with the Purchaser).

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

Effective September 1, 2010, the Trust as directed by the Bank sold to a third party (Bosco II) substantially all (approximately 20,000 residential mortgage loans) of the subordinate-lien residential mortgage loans (the September Loan Sale) serviced by FCMC under the servicing agreement with the Trust.  FCMC entered into a servicing agreement with Bosco II for the servicing and collection of the loans purchased by Bosco II from the Trust.

The Company and FCMC entered into a series of transactions (the September 2010 Transaction) with the Bank and other parties on September 22, 2010.  The September 2010 Transaction enables FCMC to operate its servicing, collections and recovery business free (i) of pledges of its stock (FCHC’s pledge of 70% of the outstanding shares of FCMC as security for the Legacy Credit Agreement was released by the Bank, in consideration of $4 million paid by FCMC to the Bank) and (ii) significant restrictive covenants under the Legacy Credit Agreement.

For a description of the key terms and conditions of the September 2010 Transaction that relate to FCMC, see Note 11 to the Consolidated Financial Statements.

In conjunction with the September 2010 Transaction, FCHC transferred to Mr. Axon an additional 10% of FCMC’s outstanding shares of common stock.  When combined with FCMC shares already directly owned by him, Mr. Axon (the Chairman and President of the Company) now directly owns 20% of FCMC, while the remaining 80% of FCMC is owned by FCHC and indirectly by its public shareholders (including Mr. Axon as a principal shareholder of FCHC).  See Note 13 to the Consolidated Financial Statements.

In December 2010, effective November 15, 2010, the Trust as directed by the Bank sold to a third party (Bosco III) substantially all (approximately 4,800 residential mortgage loans) of the remaining charge-off mortgage loans not sold in the July Loan Sale and the September Loan Sale and serviced by FCMC for the Trust.  FCMC entered into a servicing agreement with Bosco III for the servicing and collection of the loans purchased by Bosco III from the Trust.  See Note 18 to the Consolidated Financial Statements.

In May 2011, the Bank’s Trust sold thirteen of its remaining REO properties to Bosco IV, an entity controlled by Mr. Axon, and FCMC entered into a servicing agreement with Bosco IV for the servicing of the REO properties purchased by Bosco IV.

At December 31, 2011, FCMC serviced three remaining REO assets with an unpaid principal balance of approximately $423,000 for the Bank’s Trust.

For a summary of FCMC’s servicing agreements with the Bosco entities, see Note 18 to the Consolidated Financial Statements.

A summary of FCMC’s stand-alone financial results for the years ended December 31, 2011 and 2010 and at December 31, 2011 and 2010 follows:

STATEMENT OF INCOME	2011	2010
REVENUES:
Interest income	$16,915	$30,689
Servicing fees	10,700,370	16,840,074
Other revenues	2,723,247	2,816,928
Total revenues	13,440,532	19,687,691

OPERATING EXPENSES:
Interest expense	-	49,653
Bank fee	-	1,000,000
Collection, general and administrative	14,423,034	17,578,185
Depreciation	315,609	598,735
Total operating expenses	14,738,643	19,226,573

(LOSS)/INCOME BEFORE PROVISION FOR INCOME TAXES	$(1,298,111)	$461,118
Provision for income taxes	-	185,000
NET (LOSS)/INCOME	$(1,298,111)	$276,118

BALANCE SHEET	At December 31, 2011	At December 31, 2010
ASSETS:
Cash and cash equivalents	$12,163,426	$12,071,212
Restricted cash	11,529,819	7,304,521
Receivables, fixed and other assets	4,090,867	5,413,821
Total assets	$27,784,112	$24,789,554

LIABILITIES:
Servicing liabilities	$11,529,819	$7,304,521
Other liabilities	2,291,265	1,611,871
Total liabilities	$13,821,084	$8,916,392

STOCKHOLDERS’ EQUITY	$13,963,028	$15,873,162

Total liabilities and stockholders’ equity	$27,784,112	$24,789,554

SERVICING PORTFOLIO:
Number of loans serviced	30,800	32,400
Unpaid principal balance serviced	$1.50 billion	$1.61 billion

The fee of $1.0 million paid to Huntington in 2010 (the “Bank fee”) was in connection with the July Loan Sale from the Bank’s Trust pursuant to the terms of the Letter Agreement entered into with Huntington in July 2010, whereby FCMC agreed to reimburse the Bank up to $1 million for certain costs incurred in connection with the sale of loans by the Bank’s Trust.

Included in Cash and cash equivalents at December 31, 2011 and 2010 was pledged cash to the Bank of $7.5 million under the Licensing Credit Agreement (secured by a first-priority lien) and Legacy Credit Agreement (secured by a second-priority lien).

Results of Operations – Franklin Credit Holding Corporation (FCHC)

On March 31, 2009, Franklin Holding, and certain of its subsidiaries, including FCMC, entered into the Restructuring Agreements with the Bank, pursuant to which the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, and approximately 83% of the Portfolio was transferred to the Bank’s REIT, in exchange for preferred and common stock of the Bank’s REIT (the REIT Securities).

Although the transfer of the trust certificates in the March 2009 Restructuring represented approximately 83% of the Portfolio, and the transfer to the REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, was treated as a secured financing in accordance with GAAP, ASC Topic 860.  Therefore, the mortgage loans and real estate remained on the Company’s balance sheet classified as Mortgage loans and real estate held for sale securing a Nonrecourse liability in an equal amount.

Because the loans transferred by the Company to the Bank’s Trust had continued to be included on the Company’s consolidated balance sheet until the periods referenced below, the revenues from such loans were reflected in the Company’s consolidated results, in accordance with GAAP, notwithstanding the fact that trust certificates representing an undivided interest in approximately 83% of the Portfolio were transferred to Huntington in the Restructuring.  Accordingly, except for and effective with the sale of Huntington loans sold in the third and fourth quarters of 2010, the fees received from Huntington subsequent to March 31, 2009 for servicing their loans, and the third-party costs incurred by us in the servicing and collection of their loans and reimbursed by Huntington, for purposes of these Consolidated Financial Statements, were not recognized as servicing fees and reimbursement of third-party servicing costs, but instead as additional interest and other income earned with additional offsetting expenses in an equal amount as if the Company continued to own the loans.

As a result of the 2010 third and fourth quarter loan sales by the Trust, the transfer of approximately 83% of the trust certificates (representing an undivided 83% interest in the loans and real estate held by the Bank’s Trust) to the Bank’s REIT in March 2009, which was accounted for as a secured financing in accordance with GAAP, with an equal percentage of mortgage loans and owned real estate sold to the Bank’s Trust remaining on the Company’s balance sheet classified as Mortgage loans and real estate held for sale and securing a Nonrecourse liability in an equal amount, is as of the effective dates of the Loan Sales and December Loan Sale substantially accounted for as a sale of loans in accordance with GAAP, to the extent of the loans sold by the Trust.  Similarly, the Loan Sales and December Loan Sale by the Bank’s Trust also resulted in treating substantially all of the loans represented by the remaining 17% in trust certificates held by the Company as sold in accordance with GAAP effective with the dates of the Loan Sales and December Loan Sale.  However, the Trust in 2010 did not sell the real estate owned inventory, which remained on the Company’s balance sheet classified as Mortgage loans and real estate held for sale and securing a Nonrecourse liability in an equal amount.

As a result of the Loan Sales by the Bank’s Trust, $263.0 million of the mortgage loans that had remained on the Company’s balance sheet as of June 30, 2010 included in Mortgage loans and real estate held for sale in the amount of $288.7 million, and securing a Nonrecourse liability in an equal amount, were removed from the Company’s balance sheet as of September 30, 2010.  In addition, in December 2010, the Bank’s Trust sold the remaining mortgage loans (carried at an estimated fair value of $0 at September 30, 2010) included in Mortgage loans and real estate held for sale (securing the Nonrecourse liability in an equal amount), but not its remaining inventory of real estate owned properties.  At December 31, 2010, the remaining $7.5 million (estimated fair value) of Mortgage loans and real estate held for sale, and the corresponding Nonrecourse liability of an equal amount, consisted only of real estate owned properties.  In May 2011, the Bank’s Trust sold thirteen of its remaining REO properties to Bosco IV, a third-party entity controlled by Mr. Axon.  As a result, at December 31, 2011, the Mortgage loans and real estate held for sale and the corresponding Nonrecourse liability were each eliminated and amounted to $0.

As a result of the Loan Sales by the Bank’s Trust, $50.1 million of the mortgage loans that had remained on the Company’s balance sheet as of June 30, 2010 included in the Investment in trust certificates at fair value in the amount of $58.0 were removed from the Company’s balance sheet as of September 30, 2010.  In addition, in December 2010 the Bank’s Trust sold the remaining mortgage loans (carried at an estimated fair value of $0 at September 30, 2010) included in the Investment in trust certificates at fair value.  At December 31, 2011 and 2010, the remaining balance of the Investment in trust certificates at fair value (which consisted only of real estate owned properties at December 31, 2010) was $0 and $1.5 million, respectively.

The July, September and December 2010 transactions, summarized above, are individually referred to as the July Loan Sale, the September Loan Sale, and the December Loan Sale.  For a description of the key terms and conditions of these 2010 loan sales and related transactions with the Bank, see Note 11 to the Consolidated Financial Statements.

On May 23, 2011, the Company entered into a settlement agreement (the Settlement Agreement) with the Bank for the surrender and transfer of the Company’s investment in preferred stock and common stock of the Bank’s REIT subsidiary (the REIT Securities) held by the Company, and the early termination of all remaining interest rate swaps, in exchange for (i) a reduction of the outstanding balance of a portion of the Company’s of tranche A debt in the amount of $478 million; and, (ii) full satisfaction of the Company’s indebtedness relating to the Interest Rate Swaps totaling approximately $14.7 million.

As a result of the Settlement Agreement with the Bank, effective May 23, 2011, for the surrender and transfer of the Company’s $477.3 million investment in the REIT Securities, in exchange for a reduction of the outstanding balance of a portion of tranche A debt in an equal amount and full satisfaction of approximately $14.7 million of indebtedness relating to the interest rate swaps, the Company’s balance sheet declined significantly.  The Company’s total assets amounted to $23.2 million at December 31, 2011, compared with total assets of $518.3 million at December 31, 2010; and, total debt (Notes payable) decreased to $846.9 million at December 31, 2011, compared with $1.34 billion at year end 2010.  Due to the full satisfaction of approximately $14.7 million of indebtedness relating to the interest rate swaps, Derivative liabilities, at fair value of $4.9 million and the Terminated derivative liability of $8.2 million were eliminated during the first quarter of 2011 and the second quarter of 2011, respectively; and, at December 31, 2011, there were no balances outstanding.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Overview.  The Company had net income attributed to common stockholders of $22.2 million for the twelve months ended December 31, 2011, compared with a net loss of $55.3 million for the twelve months of 2010.  The Company had net income per common share for the twelve months ended December 31, 2011 of $2.77 and $2.76 on a basic and diluted basis, respectively, compared to a loss per common share of $6.89 on both a diluted and basic basis for the twelve months ended December 31, 2010.  The net income in the twelve months of 2011 resulted principally from the Bank’s REIT declaring and paying dividends on the REIT Securities on March 31, 2011 in the aggregate amount of $63.8 million (for the third and fourth quarters of 2010 and for the full year of 2011), all of which was recognized in the six months ended June 30, 2011.  Dividend income recognized in the quarter ended March 31, 2011 amounted to $31.9 million (representing the dividends paid for the third and fourth quarters of 2010 and the first quarter of 2011 by the Bank’s REIT on March 31, 2011); and, dividend income recognized in the quarter ended June 30, 2011 amounted to $31.9 million (from the redemption of the REIT Securities that triggered the acceleration of the deferred dividend income at March 31, 2011 to be recognized in the three months ended June 30, 2011).  In addition, the settlement of interest rate swap liabilities resulted in a gain of $14.7 million recognized in the quarter ended June 30, 2011.  As a result, total revenues increased by $52.7 million to $94.4 million for the year ended December 31, 2011 due to the redemption of the REIT Securities and the settlement of the swap liabilities, from revenues of $41.7 million for the year ended December 31, 2010.

While the Company had net income attributed to common stockholders of $22.2 million for the full year ended December 31, 2011, due principally to the dividends recognized on the REIT Securities and the gain from the settlement of the swap liabilities in the aggregate amount of $78.5 million, the Company returned to a net loss in the quarter ended September 30, 2011.  The Company had a net loss attributed to common stockholders of $12.1 million and $11.9 million, respectively, for the third and fourth quarters of 2011.

The net loss of $55.3 million in 2010 was principally the result of the absence of dividend income on the Company’s Investment in REIT securities in the third and fourth quarters of 2010, a net loss of $9.8 million on the sales of loans by the Bank’s Trust and the Bank, other negative fair valuation adjustments in the amount of $6.2 million incurred during the year 2010 due to estimated lower fair values of the Company’s Investment in trust certificates at fair value, and lower interest income on the Investment in trust certificates at fair value (the 17% of the Portfolio held by the Company) principally due to the July Loan Sale and the September Loan Sale.

During the twelve months ended December 31, 2010, in the July Loan Sale and the September Loan Sale (the Loan Sales) the Bank’s Trust sold substantially all of the loans represented by the trust certificates (the 83% held by the Bank’s REIT and the 17% held by the Company), and in the December Loan Sale, the Bank sold its 50% participation interest in the loans securing the Unrestructured Debt, to Bosco III.  The Company recorded the Loan Sales as a sale of financial assets in accordance with ASC Topic 860, effective July 1, 2010 and September 1, 2010, and recognized a net loss of $9.8 million on the Investment in trust certificates at fair value from the Loan Sales representing its 17% pro rata portion of the aggregate loans sold during the three months ended September 30, 2010, which is reported in the consolidated statement of operations as Fair valuation adjustments.  The sale of loans and real estate assets representing the 83% pro rata portion did not affect the Company’s reported net loss for the year ended December 31, 2010 since the Company’s loss on the Mortgage loans and real estate held for sale was offset by adjustments to the Nonrecourse liability of an equal amount in accordance with ASC Topic 860.

As a result of the Loan Sales by the Bank’s Trust, the aggregate balance of Mortgage loans and real estate held for sale and the Investment in trust certificates at fair value were substantially reduced.  Approximately $9.0 million (estimated fair value) of real estate owned properties were not sold by the Trust, and, in accordance with GAAP, continue to be carried on the Company’s balance sheet at estimated fair values.  At December 31, 2010, the remaining balance of Mortgage loans and real estate held for sale, and the corresponding Nonrecourse liability of an equal amount, was $7.5 million and the remaining balance of the Company’s Investment in trust certificates at fair value was $1.5 million.  At December 31, 2010, the remaining balance of Mortgage loans and real estate held for sale and the Investment in trust certificates at fair value included only the estimated fair values of the remaining real estate properties not sold by the Bank’s Trust.

Our total debt outstanding decreased to $846.9 million at December 31, 2011 from $1.341 billion at December 31, 2010.  Interest expense decreased by $15.6 million, or 22%, including the cost of the interest rate swaps, during the twelve months of 2011 compared with the same period in 2010.  Interest expense on borrowed funds, excluding the cost of the interest rate swaps, however, increased by $5.6 million during the twelve months ended December 31, 2011.  At December 31, 2011, the weighted average interest rate of borrowed funds, excluding the cost of interest rate swaps, was 5.62%.  Collection, general and administrative expenses decreased by $11.4 million, or approximately 42%, to $15.5 million during the twelve months ended December 31, 2011, from $26.9 million for the same period in 2010, due principally to reduced third-party servicing costs incurred for servicing the Portfolio (due to the accounting treatment of the July Loan Sale and September Loan Sale as a sale of financial assets in the third quarter of 2010) and generally reduced operating costs throughout the Company.  Stockholders’ deficit decreased to $827.7 million (a deficit book value per common share of $103.09) at December 31, 2011, from stockholders’ deficit of $852.9 million at December 31, 2010 (a deficit book value per common share of $106.23).

Revenues.  Revenues increased by $52.7 million to $94.4 million during the twelve months of 2011, from $41.7 million during the same period in 2010.  Revenues include interest income, dividend income, gain on settlement of REIT Securities, gain on settlement of swap liability, fair valuation adjustments, servicing fees, and other income.

Interest income decreased by $26.5 million, or 97%, to $717,000 during the twelve months ended December 31, 2011, as compared to $27.2 million for the same twelve months in 2010.  The decrease in interest income reflected the impact of the Loan Sales by the Bank’s Trust and the Bank in the third quarter of 2010 and the resultant elimination of mortgage loans and real estate properties underlying the Company’s Investment in trust certificates at fair value and Mortgage loans and real estate held for sale.

Dividend income from the Company’s investment in the REIT Securities increased by $42.5 million, or 200%, to $63.8 million during the twelve months ended December 31, 2011, as compared to $21.3 million during the twelve months ended December 31, 2010.  The increase was the result of the payment of dividends by the Bank’s REIT on March 31, 2011 in the aggregate amount of $63.8 million for the last two quarters of 2010 and for the full year of 2011, all of which was recognized in the six months ended June 30, 2011.  The recognition of three quarters of dividend income in the quarter ended June 30, 2011 from the Company’s Investment in REIT securities was due to the redemption of the REIT Securities by the Bank in May 2011.  The recognition of three quarters of dividend income in the quarter ended March 31, 2011 from the Company’s Investment in REIT securities was due to the recognition of the dividends paid for the third and fourth quarters of 2010 and the first quarter of 2011 on March 31, 2011.  Dividends on the Company’s Investment in REIT securities were not declared by the Bank’s REIT for the third and fourth quarters of 2010.

Gain on settlement of REIT securities amounted to $684,000 for the year ended December 31, 2011.  The gain was the result of the Settlement Agreement entered into with the Bank in May 2011 covering the surrender and transfer of the Company’s investment in the REIT Securities.  The Investment in REIT securities was valued at $478.0 million by the Bank and the Company carried its Investment in the REIT securities at $477.3 million.  There were no similar gains in the comparable 2010 period.

Gain on settlement of a swap liability amounted to $14.7 million for the year ended December 31, 2011.  The gain was the result of the settlement of the outstanding swap liabilities with the Bank in May 2011 whereby the Company was released from the outstanding obligations.  There were no similar gains in the comparable 2010 period.

Fair valuation adjustments amounted to a net gain of $1.5 million for the twelve months ended December 31, 2011 compared with a net loss of $16.0 million for the twelve months ended December 31, 2010.  Included in the Fair valuation adjustments in the twelve months ended December 31, 2011 was a recovery of $2.0 million, adjustments to the Nonrecourse liability for offsets to REO gains of approximately negative $1.0 million, a net decrease of $900,000 in the valuation of the Mortgage loans and real estate held for sale that was offset by a $900,000 net gain on the Nonrecourse liability, a gain on REO sold in the amount of $223,000 and a valuation gain on Notes receivable held for sale of $350,000.  The recovery of $2.0 million was for holdback funds from the sale of loans by the Trust and the Bank in the third quarter of 2010 that was released by the Bank in the quarters ended June 30, 2011 and December 31, 2011.

Fair valuation adjustments amounted to a net loss of $16.0 million for the twelve months ended December 31, 2010.  The Company recognized a negative fair value adjustment in the quarter ended September 30, 2010 of $2.2 million on loans sold by the trust in the Loan Sales, and also recognized a negative fair value adjustment of $7.6 million in the quarter ended June 30, 2010 based on the estimated pricing of the loans expected to be sold by the trust in the July Loan Sale.  Also, included in the Fair valuation adjustments in the twelve months ended December 31, 2010 were a net gain on REO sold in the amount of $5.5 million, a valuation gain on trust certificates of $4.6 million, and various other net negative adjustments of approximately $16.3 million.  The other net negative adjustments of approximately $16.3 million principally included expenses recognized on the Nonrecourse liability equal to the interest income and fees received of approximately $9.2 million and fair value adjustments to the Nonrecourse liability for offsets to REO gains of approximately a negative $8.9 million and various positive adjustments approximating $1.8 million.

Servicing fees (principally third-party subservicing fees, other third-party servicing-related miscellaneous fees, late charges and prepayment penalties) increased by $3.9 million, or 53%, to $11.1 million for the year ended December 31, 2011 from $7.3 million during the year ended December 31, 2010.  This increase was principally the result of the recognition of servicing fees earned under two new servicing agreements with third parties entered into by the Company in the third quarter of 2010 as a result of the Loan Sales, compared with the non-recognition of servicing and collection fees earned from servicing the loans for the Bank’s Trust prior to the effective dates of the July Loan Sale and the September Loan Sale (due to the required accounting treatment of the Company’s investment in Mortgage loans and real estate held for sale as a secured financing in accordance with GAAP, ASC Topic 860, prior to the effective dates of the Loan Sales), which contributed $4.9 million in net servicing fees in the twelve months ended December 31, 2011, net servicing fees of $337,000 from various other third-party servicing and collection agreements and an increase of $106,000 in the servicing fees recognized on the portfolio of loans serviced for Bosco I.  These revenue increases were somewhat offset by reduced late charges and other ancillary servicing fees collected from delinquent borrowers in the amount of $1.0 million and decreased recoveries of outside foreclosure attorney costs collected from delinquent borrowers in the amount of $470,000, as these revenues in the first nine months of 2010 were accounted for as if the Company’s owned the Mortgage loans and real estate held for sale and serviced the owned mortgage loans and real estate properties underlying the Mortgage loans and real estate held for sale (due to the required accounting treatment of the Company’s investment in Mortgage loans and real estate held for sale a secured financing in accordance with GAAP, ASC Topic 860).

Other revenues (principally due diligence and face to face fees received from third parties) decreased by $168,000, or 8%, to $1.9 million for the year ended December 31, 2011 from $2.1 million during the year ended December 31, 2010.  The revenue decrease was the result of decreased property inspection fees (door knock or face to face property visits) of $65,000, lower due diligence fees of $96,000, and a decrease in other miscellaneous income of approximately $189,000.  More than offsetting these revenue declines was an insurance premium rebate in the amount of $309,000 received in the three months ended March 31, 2011 and an increase in grants received from the state of New Jersey in the amount of $112,000 related to the relocation of the Company’s operations to New Jersey in 2005.  However, in the twelve months ended December 31, 2010, the Company received a tax refund in the amount of $240,000, while no such refund was received in 2011.

Operating Expenses.  Operating expenses decreased by $24.9 million, or 26%, to $72.4 million during the twelve months of 2011 from $97.3 million during the same period in 2010.  Total operating expenses include interest expense, collection, general and administrative expenses, amortization of deferred financing costs and depreciation expense.

Interest expense decreased by $15.6 million, or 22%, to $53.8 million during the twelve months ended December 31, 2011 from $69.4 million during the twelve months ended December 31, 2010.  This decrease was principally the result of a lower average volume of borrowed funds outstanding during the twelve months ended December 31, 2011 as compared to the twelve months ended December 31, 2010 and the elimination of interest rate swaps (due to the early termination of the interest rate swap agreements with the Bank).  Interest expense on borrowed funds, excluding the cost of the interest swaps, decreased by $5.6 million for the year ended December 31, 2011 due to a lower average volume of borrowed funds outstanding as a direct result of the paydown of borrowed funds (tranche A debt) from the proceeds received from the redemption of the REIT Securities.  This decrease was partially offset by an increase in interest expense on the Company’s tranche C debt, the outstanding balance of which increased from $162.9 million at December 31, 2010 to $189.5 million at December 31, 2011, as a result of the addition of accrued and unpaid interest at a fixed interest rate of 15%.  The average cost of borrowed funds, including interest rate swaps, during the twelve months ended December 31, 2011 was 5.32%, compared to 5.11% during the twelve months ended December 31, 2010, principally reflecting the interest cost of the Company’s increasing balance of tranche C debt at 15%.  The average cost of borrowed funds, excluding the costs of interest rate swaps, during the twelve months ended December 31, 2011 was 4.99% compared to 4.13% during the twelve months ended December 31, 2010, principally reflecting the interest cost of the Company’s increasing balance of tranche C debt at 15%.

The remaining balance of the Company’s interest rate swaps was terminated by the Bank in January 2011, and in May 2011, the Company’s interest rate swap indebtedness was fully satisfied as part of the May 2011 Settlement Agreement with the Bank.  The Company previously had in place fixed-rate interest rate swaps (cash flow hedges) in order to limit the negative effect of a rise in short-term interest rates by effectively stabilizing the future interest payments on a portion of its variable-rate debt.  During the year ended December 31, 2011, the net impact of the Company’s cash flow hedges was an increase of $3.3 million to interest expense, inclusive of $3.1 million of amortization of the AOCL balance and reclassified from AOCL into earnings, and the cost of the hedges in the amount of $194,000.  During the year ended December 31, 2010, the net impact of the Company’s cash flow hedges was an increase of $11.0 million to interest expense, inclusive of $7.2 million of amortization of the AOCL balance and reclassified from AOCL into earnings, and the cost of the hedges in the amount of $9.3 million, which was somewhat offset by an increase of $5.5 million in the fair value of the existing swaps.  At year-end 2011, the weighted average interest rate of our borrowed funds was 5.62%, compared with 4.20%, exclusive of the effect of the interest rate swaps, at year-end 2010.

Collection, general and administrative expenses decreased by $11.4 million, or 42%, to $15.5 million during the twelve months ended December 31, 2011, from $26.9 million during the twelve months ended December 31, 2010.  For the purpose of comparing collection, general and administrative expenses incurred by the Company on a recurring basis, (i) third-party servicing expenses, which since the March 2009 Restructuring through principally the effective dates of the Loan Sales in the third quarter of 2010 were reimbursed by the Bank, in the aggregate amount of $6.1 million and (ii) restructuring costs of $1.0 million, incurred in connection with the July 2010 Transaction during the quarter ended September 30, 2010, are excluded from the year-to-year change analysis.  These third-party servicing expenses were, however, included in the consolidated statements of operations due to the treatment for accounting purposes of the transfer of the trust certificates, representing ownership in approximately 83% of the Portfolio transferred to the REIT, as a financing in accordance with GAAP and, as a result the mortgage loans and real estate remained on the Company’s balance sheets.  Therefore, the third-party costs incurred by us in the servicing and collection of the Bank’s loans and reimbursed by the Bank, for purposes of these Consolidated Financial Statements, were not treated as reimbursed third-party servicing costs but as additional collection, general and administrative expenses as if the Company had owned and self-serviced the mortgage loans, with an offsetting amount included in Fair valuation adjustments, which had no impact on the Company’s consolidated statement of operations.  Those third-party servicing costs did not substantially affect the consolidated statement of operations in the twelve months ended December 31, 2011, compared with the same period in 2010, as a result of the third and fourth quarter 2010 loan sales by the Trust.  The transfer of approximately 83% of the trust certificates to the Bank’s REIT in March 2009 was as of the effective dates of the Loan Sales and December Loan Sale substantially accounted for as a sale of loans in accordance with GAAP, to the extent of the loans sold by the Trust.  Similarly, the Loan Sales and December Loan Sale by the Bank’s Trust also resulted in treating substantially all of the loans represented by the remaining 17% in trust certificates held by the Company as sold in accordance with GAAP effective with the dates of the Loan Sales and December Loan Sale.

Exclusive of these items described above, collection, general and administrative expenses decreased by $4.4 million, or 22%, in the twelve months ended December 31, 2011, from $19.8 million during the twelve months ended December 31, 2010.  Salaries and employee benefits expenses decreased by $2.8 million, or 26%, to $7.9 million during the twelve months ended December 31, 2011, from $10.8 million during the twelve months ended December 31, 2010, due to reductions in staff throughout the Company.  The number of servicing employees decreased to 70 at December 31, 2011, from 80 employees at December 31, 2010.  The Company ended the twelve months ended December 31, 2011 with 105 employees, compared with 112 employees at December 31, 2010.  The Company also experienced a decrease in corporate legal expenditures of $288,000, or 36%, from $795,000 in the same twelve-month period last year, principally due to the recovery of unused legal expenses that were previously accrued related to the Restructuring in 2009 and generally reduced legal expenditures.  Professional fees decreased by $511,000, or 28%, to $1.3 million from $1.8 million, principally due to generally reduced outside audit and tax fees, compared to the same period last year.  Contract underwriter and property inspection costs decreased by $55,000 during the full year 2011, to $595,000 from $651,000 in the prior year, principally due to a decrease in the volume of due diligence services provided to third parties.  Various other general and administrative expenses decreased by approximately $661,000 during the twelve months ended December 31, 2011 principally as a result of lower information technology costs, reduced travel and promotional expenses, lower corporate insurance costs and generally reduced operating costs throughout the company.

Amortization of deferred financing costs increased by $2.5 million, from $364,000 during the twelve months of 2010, to $2.8 million during the twelve months of 2011.  This increase was the result of the $478 million paydown of the Company’s Legacy Debt with the proceeds from the redemption of the REIT Securities in May 2011.

Depreciation expenses decreased by $283,000, or 47%, to $316,000 in the twelve months of 2011, compared with $599,000 for the year ended December 31, 2010.  This decrease during 2011 was principally due to fully depreciated assets during the past two years.

Pre-tax income during the twelve months ended December 31, 2011 increased by $77.5 million to net income of $22.2 million, from a pre-tax loss of $55.5 million during the twelve months ended December 31, 2010, for the reasons set forth above.

The Company recorded a current Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48 (“FIN 48”) state income tax provision of $251,000 and reversed a prior year’s provision in the same amount for a net effect of $0 for the year ended December 31, 2011, compared to a Federal tax benefit of $262,000 recorded in 2010.

Liquidity and Capital Resources

General

As of December 31, 2011, the Company had one limited source of external funding, a $1 million credit line, to meet liquidity requirements, in addition to the cash flow provided from servicing loans and performing due diligence and other services for third parties.  Due principally to (i) the Bank’s REIT declaring and paying dividends on the REIT Securities for the third and fourth quarters of 2010 and for the full year of 2011 on March 31, 2011 in the aggregate amount of $63.8 million, the Company paid down tranche A debt during the quarter ended March 31, 2011 by the net amount of $55.4 million and (ii) the Company paying down tranche A debt by approximately $478.0 million in the quarter ended June 30, 2011 due to the surrender of the REIT Securities in May 2011, the outstanding principal balance of the tranche A debt at December 31, 2011 was $176.0 million.  None of the dividends received or proceeds from the surrender of the REIT Securities were applied by the Bank to pay interest due on the Legacy Debt (including on tranche A debt), which was added to the debt balance outstanding.  See “Borrowings.”

As a result of the Company voluntarily surrendering and transferring to the Bank the REIT Securities, the Company’s principal remaining source of cash flow to meet its obligations with respect to its outstanding Total Debt remaining after the surrender of the REIT Securities was principally eliminated.  The Company, effective as of September 30, 2011, is left without what had been essentially the remaining principal cash-flow generating asset available to service the outstanding principal balance of the Legacy Debt.  Therefore, accrued and unpaid interest will be added to the outstanding principal balance of the Legacy Debt, and the Company will be unable to pay the principal balance of the Legacy Debt at the maturity of the Legacy Credit Agreement on March 31, 2012 (or upon earlier termination under the provisions of the Legacy Credit Agreement).  During the twelve months ended December 31, 2011, approximately $49.2 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid, of which approximately $11.6 million was added in the quarter ended December 31, 2011.  See “Borrowings” and Note 11 to the Consolidated Financial Statements.

The Company is required to submit all payments it receives from the remaining cash flow from its investment in Notes receivable held for sale, net, to a lockbox, which is controlled by the Bank.  Substantially all amounts submitted to the lockbox are used to pay interest and principal on the outstanding balance of the Unrestructured Debt under the Forbearance Agreement with the Bank.  See “Borrowings.”

Short-term Investments.  The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk.  At December 31, 2011, principally all of the Company’s unrestricted cash (including FCMC’s $7.5 million of pledged cash) was held in operating accounts or invested in money market accounts at the Bank.

Cost of Funds.  As of December 31, 2011, we had total borrowings of $846.9 million, of which $808.8 million was subject to the Legacy Credit Agreement and $38.2 million of Unrestructured Debt.  Substantially all of the debt was incurred in connection with the purchase and origination of loans prior to November 2007, and as of December 31, 2011 is secured principally by the remaining balance of Notes receivable held for sale (securing the Unrestructured Debt), pledged cash in the amount of $7.5 million and certain other assets, including 100% of the equity interests in all direct and indirect subsidiaries of Franklin Holding, but not FCMC.  The assets of our servicing subsidiary, FCMC (other than $7.5 million of cash collateral on which the Bank has a first lien under the Licensing Credit Agreement and second-priority lien under the Legacy Credit Agreement), are not pledged as collateral for the Legacy Debt or the Unrestructured Debt.

At December 31, 2011, the interest rates on our term debt (Notes payable) were as follows:

	In accordance with the terms of the Restructuring Agreements	Under the terms of the Forbearance Agreements and Credit Agreement excluded from the Restructuring Agreements
FHLB 30-day LIBOR advance rate plus 2.60%	$-	$15,462,304
FHLB 30-day LIBOR advance rate plus 2.75%	-	22,697,714
1-month LIBOR plus 2.25% (Tranche A)	176,003,557	-
1-month LIBOR plus 2.75% (Tranche B)	443,268,352	-
15.00% (Tranche C)	189,507,282	-

	$808,779,191	$38,160,018

At December 31, 2011, the weighted average interest rate on term debt (the Legacy Debt) was 5.62%.

Terms of the Restructured Indebtedness under the Legacy Credit Agreement.  The following table summarizes the principal economic terms of the Company’s indebtedness under the Legacy Credit Agreement and the Forbearance Agreement.

	Outstanding Principal Amount at March 31, 2009 – Franklin Asset/Tribeca	Outstanding Principal Amount at December 31, 2011 – Franklin Asset/Tribeca	Applicable Interest Margin Over LIBOR (basis points)		Required Monthly Principal Amortization
Tranche A	$838,000,000	$176,000,000	225		None
Tranche B	$407,000,000	$443,000,000	275		None
Tranche C	$125,000,000	$190,000,000	N/A	(1)	None

Unrestructured Debt	$41,000,000	$38,000,000		(2)	None
__________________

(1)	The applicable interest rate is fixed at 15% per annum. Interest will be paid in kind during the term of the Restructuring.
(2)	Interest margin over FHLB 30-day LIBOR advance rate plus 2.60%-2.75%.

The interest rate under the terms of the Restructuring Agreements for tranche A and tranche B indebtedness that is the basis, or index, for the Company’s interest cost is 1-month LIBOR plus applicable margins.  In accordance with the terms of the Restructuring Agreements, interest due and unpaid on tranche A (upon election by the Bank), tranche B and tranche C debt is accrued and added to the debt balance.  During the quarter ended December 31, 2011, approximately $11.6 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid, of which approximately $1.1 million was added to tranche A debt.  During the year ended December 31, 2011, approximately $49.2 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid, of which approximately $9.5 million was added to tranche A debt.

Cash Flow from Operating, Investing and Financing Activities

Liquidity represents our ability to obtain adequate funding to meet our financial obligations.  As a result of the Company voluntarily surrendering and transferring to the Bank the REIT Securities, the Company’s principal remaining sources of cash flow for liquidity purposes, with the exception of cash flows provided from servicing loans and performing due diligence and other services for third parties, essentially has been eliminated.

At December 31, 2011, we had cash and cash equivalents of $12.4 million compared with $12.6 million at December 31, 2010.  Restricted cash of $955,000 at December 31, 2011 and $2.4 million at December 31, 2010 was restricted under the Legacy Credit Agreement and lockbox facility with the Bank.

Changes in several of the cash flows for the twelve months ended December 31, 2011 noted in the explanations that follow were the result of the March 2009 Restructuring and the resultant changed asset classifications from notes receivable and originated loans held for investment to Investment in trust certificates at fair value and Mortgage loans and real estate held for sale.

Net cash provided by operating activities as reported was $62.9 million during the year ended December 31, 2011, compared with net cash provided of $65.0 million during the year ended December 31, 2010.  Although the transfer of the trust certificates, representing approximately 83% of the Portfolio, to the Bank’s REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, was treated as a secured financing in accordance with ASC Topic 860 until the effective dates of the Loan Sales in the quarter ended September 30, 2010 and the December Loan Sale in December 2010.  Therefore, the mortgage loans and real estate assets, until the effective dates of the Loan Sales in the quarter ended September 30, 2010 and the December Loan Sale in December 2010, remained on the Company’s balance sheets classified as Mortgage loans and real estate held for sale securing a Nonrecourse liability in an equal amount.  The treatment as a financing on the Company’s balance sheet, however, did not affect the cash flows of the transfer and has not affected the Company’s cash flows or its reported net income.  Excluding reported activities related to Mortgage loans and real estate held for sale and the offsetting Nonrecourse liability, the increase in cash provided by operating activities was primarily due to the Bank’s REIT declaring and paying dividends on the REIT Securities (for the third and fourth quarters of 2010 and for the full year 2011) on March 31, 2011 in the amount of $63.8 million, which resulted in net income attributed to common stockholders of $22.2 million in the twelve months ended December 31, 2011, and from the non-payment of interest on the Legacy Debt (Paid in kind interest) of $49.2 million, which was offset somewhat by a $14.7 million settlement of the Company’s interest rate swap agreements with the Bank.

Net cash provided by investing activities was $480.1 million in the year ended December 31, 2011, compared to cash provided of $1.0 million in the year ended December 31, 2010.  The increase in cash provided by investing activities during the twelve months ended December 31, 2011 was due primarily to the Settlement Agreement entered into with the Bank in May 2011 covering the surrender and transfer of the REIT Securities to the Bank in the amount of $478.0 million.

Net cash used in financing activities increased to approximately $543.3 million during the twelve months ended December 31, 2011, compared to $69.3 million used during the twelve months ended December 31, 2010.  The increase in cash used in financing activities during the year ended December 31, 2011 was principally due to the increase in the paydown of debt (Notes payable) from the $478.0 million REIT Securities settlement and dividends paid by the Bank’s REIT for the third and fourth quarters of 2010 and for the full year of 2011 on March 31, 2011 in the aggregate amount of $63.8 million.

Borrowings

Substantially all of the Company’s debt was incurred in connection with the purchase and origination of residential 1-4 family mortgage loans prior to December 2007.  These borrowings are shown in the Company’s Consolidated Financial Statements as Notes payable (also referred herein as term debt or Total Debt).  The Company ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the Bank.  In 2008, the Company changed its business model to become a provider to third parties of specialized loan servicing and recovery collection services, due diligence and certain other services to the residential mortgage loan industry, and has operated these activities through FCMC.

At December 31, 2011, the Company had total borrowings, Notes payable and Financing agreements, of $846.9 million under the Restructuring Agreements (the Total Debt), of which $808.8 million was subject to the Company’s debt restructured in the March 2009 Restructuring (the Legacy Debt, which matures on March 31, 2012) and $38.2 million as Unrestructured Debt that is owing and due in full as of September 31, 2011.  During the quarter ended December 31, 2011, approximately $11.6 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid, of which approximately $1.1 million was added to tranche A debt.  During the twelve months ended December 31, 2011, approximately $49.2 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid, of which approximately $9.5 million was added to tranche A debt.  See Note 11 to the Consolidated Financial Statements.

The Legacy Credit Agreement expires on March 31, 2012.

As result of the Company voluntarily surrendering and transferring to the Bank the REIT Securities, the Company’s principal remaining sources of cash flow for liquidity purposes, with the exception of cash flows provided from servicing loans and performing due diligence and other services for third parties, essentially has been eliminated.  As of December 31, 2011, the Company had one limited source of external funding, a $1 million credit line, to meet liquidity requirements.

The Company (FCHC and FCMC only) has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility with the Bank, and cash collateral securing the revolving loan and letter of credit facilities of $7.5 million.  The Licensing Credit Agreement expires on September 30, 2012.

At December 31, 2011, neither FCHC nor FCMC had any debt outstanding (short-term borrowings) under the revolving line under the Licensing Credit Agreement.

Restructuring Agreements with Lead Lending Bank

Forbearance Agreements with Lead Lending Bank

Prior to the March 31, 2009 Restructuring Agreements that we entered into with Huntington, our indebtedness was governed by forbearance agreements and prior credit agreements with Huntington.  Effective as of March 31, 2009, all of our borrowings, with the exception of the Unrestructured Debt in the current amount of $38.2 million, are governed by credit agreements entered into as part of the Restructuring Agreements.  The Unrestructured Debt, which was subject to a forbearance agreement entered into with the Bank in December 2007 and subsequent amendments thereto until September 30, 2011, became due and payable in full, and remains unpaid, under the Company’s defaulted 2004 master credit agreement with Huntington.

Due to the previously existing defaults under the 2004 master credit agreement and expiration of the forbearance period with respect to the Bank’s rights and remedies under that credit agreement, the Bank, with notice, has the right to call an event of default under the Legacy Credit Agreement but not the Licensing Credit Agreement, which does not include cross-default provisions that would be triggered by such an event of default under the Legacy Credit Agreement.  The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of FCHC’s subsidiaries, excluding the assets and stock of FCMC (except for a second-priority lien of the Bank on $7.5 million of cash collateral held as security under the Licensing Credit Agreement).  The Bank has not exercised the rights and remedies available to it with respect to the Unrestructured Debt.

FCMC is not obligated to the Bank with respect to the Unrestructured Debt and any references to FCMC in the Company’s 2004 master credit agreement governing the Unrestructured Debt were amended to refer to Franklin Credit Asset Corporation, a wholly-owned subsidiary of Franklin Holding.

The Bank, which holds legal title to the commercial loans governing the Unrestructured Debt, has through participation agreements transferred 100% of the beneficial interest in the commercial loans to two parties, each holding a 50% beneficial interest in the commercial loans.  One of the participants is Bosco III, a related party in which 50% of the membership interest is held by Thomas J. Axon, the Company’s Chairman and President.

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

The Restructuring did not include a portion of the Company’s debt (the Unrestructured Debt), which became due and payable in full as of September 30, 2011, and remains unpaid, is now due under the Company’s defaulted 2004 master credit agreement with Huntington.

The Company’s forbearance agreements that had been entered into with the Bank were, except for the Unrestructured Debt, replaced effective March 31, 2009 by the Restructuring Agreements.

For a description of the Restructuring Agreements, see Note 11 to the Consolidated Financial Statements.

Interest Rate Swaps

At December 31, 2011, the Company had no interest rate swaps outstanding.

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

On May 23, 2011, the Company entered into the Settlement Agreement with the Bank covering the surrender and transfer of the Company’s investment in the REIT Securities held by the Company, which included the full satisfaction of indebtedness relating to all of the Company’s interest rate swaps totaling approximately $14.7 million, consisting of an $8.2 million liability from the interest rate swap terminations as part of the March 2009 Restructuring and a $6.5 million liability incurred from the January 2011 interest rate swap termination.  See Note 11 to the Consolidated Financial Statements.

Safe Harbor Statement

Statements contained herein and elsewhere in this Annual Report on Form 10-K that are not historical fact may be forward-looking statements regarding the business, operations and financial condition of Franklin Credit Holding Corporation (“Franklin Holding,” and together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our” unless otherwise specified or the context otherwise requires) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass.  Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.  These factors include, but are not limited to: (i) outcomes, developments and court rulings in the anticipated voluntary bankruptcy proceedings for FCHC; (ii) a plan of reorganization under Chapter 11 will not be consented to by the Bank, confirmed or confirmation will be delayed; (iii) adverse tax consequences that could result from the spinoff of FCMC from FCHC; (iv) a plan of reorganization will not be consummated; (v) if a plan of reorganization under Chapter 11 is not confirmed, the Company may have to liquidate pursuant to Chapter 7; (vi) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, changes in the level of growth in the finance and housing markets, such as continued home price deterioration and economic downturns or other adverse events in certain states; (vii) the Company’s ability to continue as a going concern; (viii) the Company’s relations with its lenders and such lenders’ willingness to waive any defaults under the Company’s agreements with such lenders; (ix) the Company’s ability to obtain renewals of its loans or alternative refinancing opportunities; (x) the availability of or ability to retain as clients third parties holding distressed mortgage debt for servicing by the Company on a fee-paying basis; (xi) changes in the statutes or regulations applicable to the Company’s business or in the interpretation and enforcement thereof by the relevant authorities; (xii) the status of the Company’s regulatory compliance and regulatory audits; (xiii) the risk that legal proceedings could be brought against the Company which could adversely affect its financial results; (xiv) the Company’s ability to adapt to and implement technological change; (xv) the Company’s ability to attract and retain qualified employees; (xvi) our failure to reduce quickly overhead and infrastructure costs in response to a reduction in revenue; and, (xvii) other risks detailed from time to time in the Company’s SEC reports and filings.  Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company’s filings with the SEC, including, but not limited to, those factors discussed under the captions “Risk Factors,” “Interest Rate Risk” and “Real Estate Risk” in the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, which the Company urges investors to consider.  The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, real estate, delinquency and default risks of the loans that we service for third parties, the remaining loans and real properties we hold at December 31, 2011, and changes in corporate tax rates.  A material change in these rates or risks could adversely affect our operating results and cash flows.

Impact of Inflation

The Company measures its financial condition and operating results in historical dollars without considering changes in the purchasing power of money over time due to inflation, although the impact of inflation is reflected in increases in the costs of our operations.  Substantially all of the Company’s assets and liabilities are monetary in nature, and therefore, interest rates have a greater impact on our performance than the general effects of inflation.  Because a substantial portion of the Company’s borrowings are sensitive to changes in short-term interest rates, any increase in inflation, which often gives rise to increases in interest rates, would materially impact the Company’s financial performance.

Interest Rate Risk

Interest rate fluctuations can adversely affect our operating results and present a variety of risks, including the risk of a repricing of interest-sensitive borrowings, and variances in the yield curve.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions.  Conditions such as inflation, recession, unemployment, money supply and other factors beyond our control may also affect interest rates.  Fluctuations in market interest rates are neither predictable nor controllable and an increase in market interest rates will have a material adverse effect on our business, financial condition and results of operations.

The Company’s operating results, essentially as of April 1, 2011, depend on its net revenues from servicing loans and performing due diligence and other services for third parties and the interest paid on its borrowings.  As a result of the Settlement Agreement entered into with the Bank in May 2011, and effective March 31, 2011, covering the surrender and transfer of the REIT Securities, the Company has no significant interest-earning assets remaining available to provide interest income to service its remaining balance of interest-bearing borrowed funds.  Our borrowings are based principally on a variable rate (1-month LIBOR), which creates a total mismatch between interest earned on our remaining assets and the interest paid on our borrowings.  Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest expense and, therefore, net losses in the future.  We have used from time to time interest rate derivatives, essentially interest rate swaps, to hedge our interest rate exposure by converting a portion of our highly interest-sensitive borrowings from variable-rate payments to fixed-rate payments.  However, effective as of January 5, 2011, with the termination by the Bank of the remaining $390 million balance of interest rate swaps intended to hedge a portion of the interest rate risk, all of the our interest rate sensitive borrowings are unhedged.  Therefore, as of December 31, 2011, a 1% instantaneous and sustained increase in 1-month LIBOR would have the effect of increasing quarterly interest expense by approximately $1.6 million, pre-tax, which would negatively impact our quarterly after-tax loss.  See “Borrowings” and Note 11 to the Consolidated Financial Statements.

Real Estate Risk

Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions, which may be adversely affected by industry slowdowns and other factors; local real estate conditions (such as the supply of housing or the rapid increase or decrease in home values).  Decreases in property values reduce the value of the collateral and the potential proceeds available to borrowers to repay their mortgage loans, which could cause a decrease in collections on the loans we service for third parties and, therefore, a reduction in servicing revenues.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are included herein, beginning on page F-2 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chairman and Principal Executive Officer, the Chief Financial Officer and the Controller, as appropriate, to allow timely decisions regarding disclosure.

As of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K, the Company’s management, including the Company’s Chairman and Principal Executive Officer, the Chief Financial Officer and the Controller, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer, the Chief Financial Officer and the Controller and affected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

With the participation of the Principal Executive Officer, the Chief Financial Officer and the Controller, our management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2011 based on the framework set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

During the quarter ended December 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

The Company has adopted a Code of Ethics and Business Conduct (the “Code”) that applies to all of its officers, directors and employees (including the Company’s Principal Executive Officer, the Chief Financial Officer and the Controller).  The Code is available on the Company’s website at www.franklincredit.com through the Franklin Credit Holding Corporation Investor Relations link.  In the event that there are any amendments to or waivers from any provision of the Code that require disclosure under Item 5.05 of Form 8-K, the Company intends to satisfy these disclosure requirements by posting such information on its website, as permitted by Item 5.05(c) of Form 8-K.

The other information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2011, the Company’s most recent fiscal year, and is incorporated herein by reference.  If such proxy statement is not filed on or before April 30, 2012, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2011, the Company’s most recent fiscal year, and is incorporated herein by reference.  If such proxy statement is not filed on or before April 30, 2012, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	230,000	$3.58	520,000
Equity compensation plans not approved by security holders	-	-	-

Total	230,000	$3.58	520,000

The other information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2011, the Company’s most recent fiscal year, and is incorporated herein by reference.  If such proxy statement is not filed on or before April 30, 2012, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2011, the Company’s most recent fiscal year, and is incorporated herein by reference.  If such proxy statement is not filed on or before April 30, 2012, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is contained in the Company’s definitive proxy statement, which will be filed within 120 days of December 31, 2011, the Company’s most recent fiscal year, and is incorporated herein by reference.  If such proxy statement is not filed on or before April 30, 2012, the information called for by this Item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

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

10.6
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

10.23
Joinder and Amendment No. 1 to Forbearance Agreement, dated as of March 31, 2008, by and among the borrowers listed on Schedule 1 thereto, Franklin Credit Management Corporation and The Huntington National Bank.  Incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Commission on May 15, 2008.

10.24
Second Amended and Restated Tranche D Note, dated March 31, 2008, by the borrowers listed on Schedule 1 to the Forbearance Agreement, in favor of The Huntington National Bank.  Incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Commission on May 15, 2008.

10.25
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

10.27
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

10.29
Confirmation Letters, dated April 30, 2008, to the ISDA Master (Swap) Agreement between Franklin Credit Management Corporation and The Huntington National Bank, dated as of February 27, 2008.  Incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report, on Form 10-Q for the quarterly period ended June 30, 2008, filed with the Commission on August 19, 2008.

10.30
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

10.34	Form of Acknowledgement. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.
10.35
Master Trust Agreement, dated as of December 15, 2008, by and among Franklin Credit Management Corporation, Tribeca Lending Corp., Deutsche Bank National Trust Company, and Deutsche Bank National Trust Company Delaware.  Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 24, 2008.

10.36
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

10.39
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

10.50
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

10.54
First Amendment to Loan Servicing Agreement, dated as of February 27, 2009, by and between Franklin Credit Management Corporation and Bosco Credit, LLC.  Incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K for the annual period ended December 31, 2008, filed with the Commission on April 10, 2009.

10.55
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

10.56
Transfer and Assignment Agreement by and among Franklin Mortgage Asset Trust 2009-A, Franklin Credit Asset Corporation, Franklin Credit Management Corporation, Tribeca Lending Corp. and each of their respective subsidiaries dated March 31, 2009.  Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 6, 2009.

10.57
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

10.60
The Limited Recourse Guarantee, dated as of March 31, 2009, made by Franklin Credit Holding Corporation in favor of The Huntington National Bank.  Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 6, 2009.

10.61
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

10.63
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

10.65
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

10.70
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

10.71
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

10.72
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

10.73
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

10.74
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

10.75
Amendment No. 1 to Amended and Restated Credit Agreement and Replacement of Schedule to Amended and Restated Security Agreement by and among Franklin Credit Asset Corporation, Tribeca Lending Corp., Franklin Asset, LLC and the Other Borrowers Party thereto as Borrowers, the Financial Institutions Party thereto as Lenders, and the Huntington National Bank, as Administrative Agent, dated June 11, 2010.  Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the Commission on August 16, 2010.

10.76
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

10.77
Letter Agreement, dated July 16, 2010, by and among The Huntington National Bank, Franklin Mortgage Asset Trust 2009-A, the Registrant, Franklin Credit Management Corporation and, solely for the purposes of paragraph 5 thereof, Thomas J. Axon.  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on July 22, 2010.

10.78
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

10.79
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

10.80
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

10.81
Letter Agreement, dated September 16, 2010, by and among The Huntington National Bank, Franklin Mortgage Asset Trust 2009-A, the Registrant, Franklin Credit Management Corporation, Bosco Credit II, LLC and Thomas J. Axon.  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

10.82
Restructure Agreement, dated September 22, 2010, by and among The Huntington National Bank, Franklin Mortgage Asset Trust 2009-A, the Registrant, Franklin Credit Management Corporation, Bosco Credit II, LLC and Thomas J. Axon.  Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

10.83
First Amendment to Limited Recourse Guaranty, dated September 22, 2010, by and between the Registrant and The Huntington National Bank, as Administrative Agent.  Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

10.84
Letter from The Huntington National Bank to the Registrant and Franklin Credit Management Corporation regarding the EBITDA Payment.  Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

10.85
Promissory Note of Franklin Credit Management Corporation, dated September 22, 2010.  Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

10.86
Amendment No. 2 to Amended and Restated Credit Agreement by and among Franklin Credit Asset Corporation, Tribeca Lending Corp., Franklin Asset, LLC and the Other Borrowers Party thereto as Borrowers, the Financial Institutions Party thereto as Lenders, and The Huntington National Bank, as Administrative Agent, dated September 22, 2010.  Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 23, 2010.

10.87
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

10.92
Deferred Payment Agreement, dated September 22, 2010, by and among The Huntington National Bank, as Administrative Agent under the Legacy Credit Agreement, Franklin Credit Management Corporation and Thomas J. Axon.  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010.

10.93
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

10.94
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

10.95
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

10.96
Settlement Term Sheet, dated May 11, 2011, by and among The Huntington National Bank, the Registrant, Franklin Credit Asset Corporation, Franklin Asset, LLC, each other Borrower listed on the signature pages to the Legacy Credit Agreement or any schedule thereto, and Franklin Credit Management Corporation.  Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Commission on May 12, 2011.

10.97
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

10.98
Amendment No. 3 to Amended and Restated Credit Agreement by and among Franklin Credit Asset Corporation, Tribeca Lending Corp., Franklin Asset, LLC and the Other Borrowers Party thereto as Borrowers, the Financial Institutions Party thereto as Lenders, and The Huntington National Bank, as Administrative Agent, dated May 23, 2011.  Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 27, 2011.

10.99
Second Amendment to Amended and Restated Pledge Agreement, dated May 23, 2011, by and between the Registrant and The Huntington National Bank, as Administrative Agent.  Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 27, 2011.

10.100
Release, Cancellation and Discharge of Limited Recourse Guaranty of Registrant dated May 23, 2011.  Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 27, 2011.

10.101
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

10.102
Terms Agreement, dated February 8, 2012, by and between Franklin Credit Management Corporation and Bosco Credit II Trust Series 2010-1 (portions of this exhibit have been omitted and separately filed with the Commission with a request for confidential treatment).  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 10, 2012.

10.103
Loan Servicing Agreement, dated and made effective as of November 19, 2010, by and between Bosco Credit II Trust Series 2010-1 and Franklin Credit Management Corporation.  Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 10, 2012.

16.1
Letter of Deloitte & Touche LLP, dated September 2, 2009 regarding change in certifying accountant.  Incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 4, 2009.

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

March 23, 2012	FRANKLIN CREDIT HOLDING CORPORATION

	By:	/s/ THOMAS J. AXON
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. AXON
Thomas J. Axon	President and Chairman of the Board	March 23, 2012
(Principal Executive Officer)
/s/ PAUL D. COLASONO
Paul D. Colasono	Executive Vice President and Chief Financial Officer	March 23, 2012
(Principal Financial Officer)
/s/ KIMBERLEY SHAW
Kimberley Shaw	Senior Vice President and Treasurer	March 23, 2012
(Controller)
/s/ MICHAEL BERTASH
Michael Bertash	Director	March 23, 2012

/s/ FRANK EVANS
Frank Evans	Director	March 23, 2012

/s/ STEVEN LEFKOWITZ
Steven Lefkowitz	Director	March 23, 2012

/s/ ALLAN R. LYONS
Allan R. Lyons	Director	March 23, 2012

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
Franklin Credit Holding Corporation

We have audited the accompanying consolidated balance sheets of Franklin Credit Holding Corporation and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficit, comprehensive loss, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Credit Holding Corporation and Subsidiaries, as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the years ended December 31, 2011 and 2010 have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from this uncertainty.

/s/ Marcum LLP

Marcum llp
New York, NY
March 23, 2012

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Cash and cash equivalents	$12,378,992	$12,640,619
Restricted cash	954,537	2,407,194
Investment in REIT securities	-	477,316,409
Investment in trust certificates at fair value	-	1,505,978
Mortgage loans and real estate held for sale	-	7,500,863
Notes receivable held for sale, net	2,430,199	2,857,312
Accrued interest receivable	22,076	28,245
Deferred financing costs, net	4,112,823	6,923,169
Other receivables	1,721,552	3,463,029
Building, furniture and equipment, net	769,873	1,038,152
Other assets	834,278	2,633,072
Total assets	$23,224,330	$518,314,042

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Liabilities:
Notes payable, net of debt discount of $103,152 at December 31, 2011 and $181,616 at December 31, 2010	$846,836,057	$1,340,838,509
Nonrecourse liability	-	7,500,863
Accounts payable and accrued expenses	3,385,390	9,454,136
Derivative liabilities, at fair value	-	4,922,375
Income tax payable	735,277	274,266
Terminated derivative liability	-	8,200,000
Total liabilities	850,956,724	1,371,190,149

Commitments and Contingencies

Stockholders’ (Deficit):
Preferred stock, $.001 par value; authorized 3,000,000; issued – none	-	-
Common stock and additional paid-in capital, $.01 par value, 22,000,000 authorized shares; issued 8,034,795 and outstanding 8,028,795 at December 31, 2011 and at December 31, 2010	20,732,236	20,588,782
Noncontrolling interest in subsidiary	2,792,605	3,174,632
Accumulated other comprehensive (loss)	-	(3,140,312)
Retained (deficit)	(851,257,235)	(873,499,209)
Total stockholders’ (deficit)	(827,732,394)	(852,876,107)

Total liabilities and stockholders’ (deficit)	$23,224,330	$518,314,042

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
REVENUES:
Interest income	$717,270	$27,167,218
Dividend income	63,775,796	21,258,599
Gain on settlement of REIT securities	683,591	-
Gain on settlement of swap liability	14,662,661	-
Fair valuation adjustments	1,482,033	(16,039,196)
Servicing fees	11,147,091	7,273,324
Other income	1,918,914	2,086,697
Total revenues	94,387,356	41,746,642

OPERATING EXPENSES:
Interest expense	53,813,148	69,426,256
Collection, general and administrative	15,465,901	26,892,286
Amortization of deferred financing costs	2,810,346	364,367
Depreciation	315,609	598,735
Total expenses	72,405,004	97,281,644

Income/(loss) before provision for income taxes	21,982,352	(55,535,002)
Income tax (benefit)	-	(262,447)
Net income/(loss)	21,982,352	(55,272,555)
Net (loss)/income attributed to noncontrolling interest	(259,622)	976
Net income/(loss) attributed to common stockholders	$22,241,974	$(55,273,531)

NET INCOME/(LOSS) PER COMMON SHARE:
Basic	$2.77	$(6.89)
Diluted	$2.76	$(6.89)

WEIGHTED AVERAGE NUMBER OF SHARES
Outstanding, basic	8,028,539	8,020,016
Outstanding, diluted	8,046,884	8,020,016

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
YEARS ENDED DECEMBER 31, 2011 AND 2010

				Accumulated
	Common Stock and		Noncontrolling	Other	Retained
	Additional Paid-in Capital		Interest	Comprehensive	(Deficit)/
	Shares	Amount	in Subsidiary	Loss	Earnings	Total
BALANCE, JANUARY 1, 2010	8,011,795	$22,067,763	$1,657,275	$(12,310,764)	$(818,225,678)	$(806,811,404)

Stock-based compensation	17,000	37,400	-	-	-	37,400
Additional 10% transfer of noncontrolling interest in subsidiary	-	(1,516,381)	1,516,381	-	-	-
Net income attributed to noncontrolling interest	-	-	976	-	-	976
Amortization – unrealized loss on derivatives	-	-	-	9,170,452	-	9,170,452
Net (loss) attributed to common shareholders	-	-	-	-	(55,273,531)	(55,273,531)

BALANCE, DECEMBER 31, 2010	8,028,795	20,588,782	3,174,632	(3,140,312)	(873,499,209)	(852,876,107)

Stock-based compensation	-	21,049	-	-	-	21,049
Non-dividend distribution	-	122,405	(122,405)	-	-	-
Net (loss) attributed to noncontrolling interest	-	-	(259,622)	-	-	(259,622)
Amortization – unrealized loss on derivatives	-	-	-	3,140,312	-	3,140,312
Net income attributed to common shareholders	-	-	-	-	22,241,974	22,241,974

BALANCE, DECEMBER 31, 2011	8,028,795	$20,732,236	$2,792,605	$-	$(851,257,235)	$(827,732,394)

For the year ended December 31, 2011, the total comprehensive income amounted to $25.3 million, which was comprised of the net income of $22.2 million and amortization of the unrealized loss on derivatives of $3.1 million.  For the year ended December 31, 2010, the total comprehensive loss amounted to $46.1 million, which was comprised of the net loss of $55.3 million and amortization of the unrealized loss on derivatives of $9.2 million.

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) attributed to common shareholders	$22,241,974	$(55,273,531)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Gain on settlement of swap liability	(14,662,661)	-
Gain on settlement of REIT securities	(683,591)	-
Depreciation	315,609	598,735
Fair valuation adjustments	(1,482,033)	16,039,196
Principal collections on mortgage loans and real estate held for sale, net	-	16,915,671
Paid in kind interest	49,214,212	41,940,128
Proceeds from the sale of investment in trust certificates	1,479,215	44,740,727
Proceeds from the sale of mortgage loans and real estate held for sale	5,832,720	240,035,930
Reductions of nonrecourse liability, net	(4,598,902)	(250,073,999)
Amortization of deferred financing costs	2,810,346	364,367
Amortization of debt discount	78,464	9,895
Stock-based compensation	21,049	37,400
Noncontrolling interest in subsidiary	(259,622)	976
Changes in operating assets and liabilities:
Accrued interest receivable	6,169	13,092
Other receivables	1,741,477	(229,353)
Income tax receivable	-	5,592,370
Other assets	1,798,794	(1,940,342)
Taxes payable	461,011	274,266
Accounts payable, accrued expenses and other	(4,528,460)	4,987,357
Derivative liabilities and accumulated other comprehensive (loss)	3,140,312	948,236
Net cash provided by operating activities	62,926,083	64,981,121

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	1,452,657	204,446
Proceeds from the settlement of REIT securities	478,000,000	-
Principal collections on notes receivable	702,091	910,243
Purchase of building, furniture and fixtures	(47,330)	(107,469)
Net cash provided by investing activities	480,107,418	1,007,220

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of notes payable	(543,295,128)	(62,310,837)
Repayment of notes payable	-	(6,000,000)
Principal payments of short-term borrowings	-	(1,000,000)
Net cash used in financing activities	(543,295,128)	(69,310,837)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(261,627)	(3,322,496)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,640,619	15,963,115
CASH AND CASH EQUIVALENTS, END OF YEAR	$12,378,992	$12,640,619

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest	$6,012,120	$19,512,721
Cash payments for taxes	$198,160	$371,611

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

1.	BASIS OF PRESENTATION AND BUSINESS

As used herein, references to the “Company,” “Franklin Holding,” “we,” “our” and “us” refer to Franklin Credit Holding Corporation (“FCHC”), collectively with its subsidiaries (including Franklin Credit Management Corporation); references to “FCMC” refer to Franklin Credit Management Corporation, the Company’s servicing business subsidiary; references to the “Legacy Credit Agreement” refer to the Legacy Credit Agreement between certain subsidiaries of FCHC (but not FCMC), on the one hand, and The Huntington National Bank (“Huntington” or the “Bank”) and its participating lenders, on the other hand, dated as of March 31, 2009, as amended, which covers the debt incurred by the Company prior to December 2007; references to the “Licensing Credit Agreement” refer to the Licensing Credit Agreement between FCHC, FCMC and the Bank, dated March 31, 2009, as amended, which extends a line of credit and letter of credit facility to FCMC and FCHC; references to the “Legacy Debt” refer to the indebtedness owed to the Bank and its participating lenders under the Legacy Credit Agreement; references to the “Unrestructured Debt” refer to the indebtedness owed to the Bank under the Company’s 2004 master credit agreement with the Bank and previously subject to the original terms of the forbearance agreements entered into with the Bank in December 2007 and subsequent amendments thereto until the expiration pursuant to their terms on September 30, 2011; and references to the “Total Debt” refer to the aggregate Legacy Debt and Unrestructured Debt, which is the total indebtedness owed to the Bank and its participating lenders under all agreements to which the Company and/or its subsidiaries is a party (referred to in the Consolidated Financial Statements as “Notes payable”).  References to “Bosco I,” “Bosco II,” “Bosco III” and “Bosco IV” refer to Bosco Credit, LLC, Bosco Credit II, LLC, Bosco Credit III, LLC and Bosco Credit IV, LLC, respectively, each of which is a related-party entity.

Anticipated Bankruptcy Filing of FCHC and Separation of FCMC from FCHC

Subject to the final approval of the Bank, the Bank agreed as part of certain implementing agreements regarding a transaction in September 2010 (the “September 2010 Transaction”) (as described in Note 11 to the Consolidated Financial Statements) to a spinoff of the ownership of FCMC.  Within the next several weeks simultaneously with or shortly after the commencement of a potential bankruptcy case, we anticipate beginning the process of spinning off FCMC through the filing of a voluntary petition for bankruptcy relief (the “Bankruptcy Filing”) and pre-packaged plan of reorganization (the “Plan of Reorganization”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”), subject to having first obtained the consent of the only eligible voting creditor, the Bank, which we anticipate receiving and otherwise satisfying the requirements of the U.S. Bankruptcy Code.  Neither FCMC nor any other subsidiaries of FCHC intend to file for bankruptcy.  It is anticipated that following the Bankruptcy Filing, FCHC will continue to operate in the ordinary course of business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code and the orders of the Bankruptcy Court.  FCHC will not request the appointment of a case trustee or examiner.  Vendors of FCHC will be paid for goods furnished and services provided in the ordinary course of business during the pendency of the bankruptcy.  FCHC has incurred and we anticipate will continue to incur significant costs, primarily professional fees, associated with the Bankruptcy Filing.  Following a successful consummation of the Plan of Reorganization, a liquidation of FCHC is not immediately contemplated.

As a result of the Bankruptcy Filing, FCHC will be required to file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by the U.S. Bankruptcy Code, as well as certain financial information on an unconsolidated basis.  Such materials will be prepared according to requirements of Federal bankruptcy law.  While these documents and the information contained therein provide then-current information required under the U.S. Bankruptcy Code, they are nonetheless unconsolidated, unaudited, and prepared in a format different from that used in FCHC’s Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and filed under the securities laws.  Accordingly, FCHC believes that the substance and format will not allow meaningful comparison with its regular publicly-disclosed Consolidated Financial Statements.  Moreover, the materials to be filed with the Bankruptcy Court will not be prepared for the purpose of providing a basis for an investment decision relating to FCHC’s securities, or for comparison with other financial information filed with the Securities and Exchange Commission (the “SEC”).

The Bankruptcy Filing would constitute events of default under the Legacy Credit Agreement, which in any event is set to mature on March 31, 2012, and the Licensing Credit Agreement, with the Legacy Debt automatically due and payable but subject to the automatic stay and other provisions of the U.S. Bankruptcy Code.  Therefore, prior to the Bankruptcy Filing, FCHC intends to seek from the Bank (i) an agreement to delete FCHC as a party and any references to FCHC under the Licensing Credit Agreement, with FCHC to have no further rights or obligations as a borrower thereunder, (ii) a waiver of any defaults under the Licensing Credit Agreement relating to the Bankruptcy Filing and (iii) a forbearance from the Bank on initiating collection proceedings or exercising its rights and remedies with respect to the cash collateral of $7.5 million pledged to the Bank under the Legacy Credit Agreement and Licensing Credit Agreement, until at least September 30, 2012.  Because neither FCHC nor FCMC is an obligor or guarantor under the Legacy Credit Agreement, FCHC and FCMC are not liable to the Bank for the indebtedness under the Legacy Credit Agreement, except for the $7.5 million pledged by FCHC and FCMC to the Bank as described above.

There can be no assurance, however, that (i) FCHC will obtain the consent of the Bank to the Plan of Reorganization or that the Plan of Reorganization filed with the Bankruptcy Filing to spin off FCMC from FCHC will be confirmed by the Bankruptcy Court or that there might not be tax, shareholder, legal, regulatory, accounting or other matters that could prevent the spinoff of FCMC from FCHC or (ii) that FCHC and FCMC will obtain the necessary waivers and agreements of the Bank with respect to the Legacy Credit Agreement and Licensing Credit Agreement to maintain the line of credit and letter of credit facility of FCMC for its servicing licenses, which is supported by the $7.5 million of cash collateral previously pledged to the Bank by FCHC and FCMC, should FCHC proceed with the bankruptcy petition.

The primary objective of the Plan of Reorganization is to spin off FCHC’s 80% interest in FCMC to its shareholders in consideration for FCMC agreeing to pay FCHC the amount equal to the estimated fair market value of FCMC, as determined by an independent advisory firm, over a period not to exceed a certain number of years, which has not yet been determined.

Settlement Agreement with the Bank, Surrender of the Company’s Investment in Preferred and Common Stock of the Bank’s REIT and Termination of Interest Rate Swap Agreements

On May 23, 2011, the Company entered into a settlement agreement (the “Settlement Agreement”) with the Bank, a subsidiary of the Bank’s parent, and the Bank’s lending participants covering the surrender and transfer of the Company’s investment in preferred stock and common stock of the Bank’s REIT subsidiary (the “REIT Securities”) held by the Company, (and pledged as collateral under the Legacy Credit Agreement), and the early termination of all remaining interest rate swaps, in exchange for, among other things:

•
a waiver of the alleged default under the Company’s Legacy Credit Agreement that the Company had failed to make certain payments required under certain interest rate hedge agreements (the “Interest Rate Swaps”) with the Bank (the “Specified Default”);

•	a reduction of the outstanding balance of the Bank’s portion of tranche A debt in the amount of $478 million; and,

•	full satisfaction of indebtedness relating to the Interest Rate Swaps totaling approximately $14.7 million.

For a description of the Settlement Agreement with the Bank, see Note 11 to the Consolidated Financial Statements.

Expired Forbearance Agreement with the Bank

Prior to the agreements entered into with the Bank in connection with the March 31, 2009 restructuring (the “Restructuring Agreements”), our indebtedness was governed by forbearance agreements and prior credit agreements with the Bank.  Effective as of March 31, 2009, all of our borrowings, with the exception of the current amount of $38.2 million (referred to as the Unrestructured Debt), are governed by credit agreements entered into as part of the Restructuring Agreements.  The Unrestructured Debt was due and payable as of September 30, 2011 under the Company’s 2004 master credit agreement with the Bank.  See Note 11 to the Consolidated Financial Statements.

Due to the previously existing defaults under the 2004 master credit agreement and expiration of the forbearance period with respect to the Bank’s rights and remedies under that credit agreement, the Bank, with notice, has the right to call an event of default under the Legacy Credit Agreement with the Bank and its participating banks, dated as of March 31, 2009, as amended, but not the Licensing Credit Agreement between FCHC, FCMC and the Bank, dated March 31, 2009, as amended, which does not include cross-default provisions that would be triggered by such an event of default under the Legacy Credit Agreement.  The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of FCHC’s subsidiaries, excluding the assets and stock of FCMC (except for a second-priority lien of the Bank on $7.5 million of cash collateral held as security under the Licensing Credit Agreement).  The Bank has not exercised the rights and remedies available to it with respect to the Unrestructured Debt.  See Note 11 to the Consolidated Financial Statements.

FCMC is not obligated to the Bank with respect to the Unrestructured Debt.

The Bank, which holds legal title to the commercial loans governing the Unrestructured Debt, has through participation agreements transferred 100% of the beneficial interest in the commercial loans to two parties, each holding a 50% beneficial interest in the commercial loans.  One of the participants is Bosco III, a related party in which 50% of the membership interests are held by Thomas J. Axon, the Company’s Chairman and President.  See Note 18 to the Consolidated Financial Statements.

Description of the Company’s Business

As a result of the Company’s surrender and transfer of its Investment in REIT securities to the Bank in May 2011, the business activity of Franklin Holding predominately consists of specialized mortgage loan collections and recovery servicing of residential mortgage loan portfolios for third-party investors.  The Company’s specialized mortgage loan collections and recovery servicing business has been conducted since the corporate reorganization in December 2008 (see below) through FCMC, a subsidiary corporation of FCHC, which is directly owned 80% by FCHC and 20% by Thomas J. Axon, the Chairman and President of the Company and FCMC.

Except for the mortgage servicing business conducted through FCMC, the business activities of Franklin Holding and its subsidiary companies following the December 2008 holding company formation and corporate reorganization and 2009 debt restructuring (the “Restructuring” or “March 2009 Restructuring”) principally consisted of making payments on the Legacy Debt and the Unrestructured Debt, in accordance with the credit agreement with the Bank (the Legacy Credit Agreement).  Payments made on the Legacy Debt generally were limited to the cash flows received from a trust owned by the Bank (the “Bank’s Trust” or “Trust”) and from the dividends received from the investment in preferred stock of a REIT of the Bank (the “Bank’s REIT”).  However, since the September 2010 Transaction with the Bank, and until May 23, 2011 when the Company entered into the Settlement Agreement covering the surrender and transfer of the Company’s Investment in REIT Securities (pledged as collateral under the Legacy Credit Agreement) with the Bank, payments made on the Legacy Debt generally were limited principally to the cash flows received from dividends received from the investment in preferred stock of the Bank’s REIT (the REIT Securities).  As a result of the Company’s surrender and transfer of the REIT Securities to the Bank, the Company, as of May 2011, is left without what had been essentially the remaining principal cash-flow generating asset available to service the outstanding principal balance of the Legacy Debt, and the Company will be unable to pay the remaining principal balance of the Legacy Debt at the maturity of the Legacy Credit Agreement on March 31, 2012 (or upon earlier termination under the provisions of the Legacy Credit Agreement).  See Note 11 to the Consolidated Financial Statements.

The Company’s remaining cash flows available to service the outstanding principal balance of the Company’s Unrestructured Debt are solely from the Notes receivable held for sale, net, which at December 31, 2011 amounted to $2.4 million (50% of which is available to service the Unrestructured Debt).  See Notes 11 and 18 to the Consolidated Financial Statements.

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

Effective March 31, 2009, Franklin Holding, and its consolidated subsidiaries, including FCMC, entered into the Restructuring Agreements with the Bank pursuant to which (i) the Company’s loans, pledges and guarantees under the Legacy Credit Agreement with the Bank and its participating banks were substantially restructured, (ii) substantially all of the Company’s portfolio of subprime mortgage loans and owned real estate was transferred to a trust of the Bank’s (with the loans and owned real estate transferred to the Bank’s trust collectively referred to herein as the “Portfolio”) in exchange for trust certificates, with certain trust certificates, representing an undivided interest in approximately 83% of the Portfolio, transferred in turn by the Company to a real estate investment trust wholly-owned by the Bank’s Trust, (iii) FCMC and Franklin Holding entered into a new credit facility with the Bank (the Licensing Credit Agreement), and (iv) FCMC entered into a servicing agreement (the “Legacy Servicing Agreement”) with the Bank’s Trust (the preceding, collectively referred to herein as the Restructuring or the March 2009 Restructuring).

The Restructuring did not include the Unrestructured Debt portion of the Company’s debt, which became due and payable in full as of September 30, 2011, and as of December 31, 2011, remained unpaid and totaled approximately $38.2 million.

Although the transfer of the trust certificates in the March 2009 Restructuring represented approximately 83% of the Portfolio, and the transfer to the Bank’s REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, was treated as a secured financing under GAAP in accordance with Accounting Standards Codification Topic 860, Transfers and Servicing (“ASC Topic 860”).  Therefore, the mortgage loans and real estate remained on the Company’s balance sheet classified as Mortgage loans and real estate held for sale securing a Nonrecourse liability in an equal amount.

Because the loans transferred by the Company to the Trust had continued to be included on the Company’s consolidated balance sheet until the periods referenced below, the revenues from such loans were reflected in the Company’s consolidated results, in accordance with GAAP, notwithstanding the fact that trust certificates representing an undivided interest in approximately 83% of the Portfolio were transferred to Huntington in the Restructuring.  Accordingly, except for and effective with the sales of loans by the Bank in the third and fourth quarters of 2010, the fees received from the Bank subsequent to March 31, 2009 for servicing their loans, and the third-party costs incurred by us in the servicing and collection of their loans and reimbursed by the Bank, for purposes of these Consolidated Financial Statements were not recognized as servicing fees and reimbursement of third-party servicing costs, but instead as additional interest and other income earned with additional offsetting expenses in an equal amount as if the Company continued to own the loans.

As a result of the 2010 third and fourth quarter loan sales by the Trust (the “Loan Sales” refer to the third quarter loan sales in July and September, and the “December Loan Sale” refers to the fourth quarter loan sale), the transfer of approximately 83% of the trust certificates (representing an undivided 83% interest in the loans and real estate held by the Bank’s Trust) to the Bank’s REIT in March 2009, which was accounted for as a secured financing in accordance with GAAP, with an equal percentage of mortgage loans and owned real estate sold to the Bank’s Trust remaining on the Company’s balance sheet classified as Mortgage loans and real estate held for sale and securing a Nonrecourse liability in an equal amount, is as of the effective dates of the Loan Sales and December Loan Sale substantially accounted for as a sale of loans in accordance with GAAP, to the extent of the loans sold by the Trust.  Similarly, the Loan Sales and December Loan Sale by the Bank’s Trust also resulted in treating substantially all of the loans represented by the remaining 17% in trust certificates held by the Company as sold in accordance with GAAP effective with the dates of the Loan Sales and December Loan Sale.  However, the Trust in 2010 did not sell the real estate owned inventory, which remained on the Company’s balance sheet classified as Mortgage loans and real estate held for sale and securing a Nonrecourse liability in an equal amount.

The treatment as a financing on the Company’s balance sheet did not affect the cash flows of the March 2009 transfer, the Company’s cash flows or its reported net income.  The treatment of the Loan Sales and the December Loan Sale to the extent of the 83% represented by the trust certificates held by the Bank’s REIT in the quarters ended September 30 and December 31, 2010 as a sale of financial assets also did not affect the cash flows of the Company or its reported net income.  However, the treatment of the Loan Sales and the December Loan Sale to the extent of the 17% represented by the trust certificates held by the Company in the quarters ended September 30 and December 31, 2010, which also were treated as sales of financial assets, did affect the Company’s cash flows and reported net income.

See Note 11 to the Consolidated Financial Statements for a description of the above.

Going Concern

The Company since September 30, 2007 has been and continues to be operating with significant operating losses and stockholders’ deficit.  At December 31, 2011, the Company’s outstanding indebtedness (the Total Debt), was approximately $846.9 million, which consisted of approximately $808.8 million of Legacy Debt due to the Bank and approximately $38.2 million of Unrestructured Debt, with substantially no remaining income-generating assets (other than FCMC, which but for cash collateral of $7.5 million held by FCMC and subject to liens of the Bank, is not liable for the Total Debt); and, consequently, the Company will not be able to pay off the outstanding balance of the Total Debt.  Further, due to the September 30, 2011 expiration of a forbearance agreement, under which the Bank had agreed not to exercise certain rights available to it due to the defaults under the 2004 master credit agreement governing the Unrestructured Debt, the Bank is entitled to declare the Unrestructured Debt, and with notice, the remaining Legacy Debt under the Legacy Credit Agreement (which, in any event is set to mature on March 31, 2012) immediately due and payable.  (The Total Debt is not an obligation of FCMC.)  Without the continued cooperation and assistance from the Bank, the consolidated Franklin Holding’s ability to continue as a viable business is in substantial doubt, and it may not be able to continue as a going concern.  Franklin Holding’s financial statements for the years ended December 30, 2011 and 2010 are prepared assuming the Company continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.

Subject to the consent of the Bank, the Company anticipates petitioning the Bankruptcy Court through a Bankruptcy Filing and Plan of Reorganization, to be filed within the next several weeks, for permission to break out and spin off its separate mortgage servicing subsidiary, FCMC, from Franklin Holding’s consolidated group as a separate publicly-owned company owned 80% by FCHC shareholders in consideration for FCMC agreeing to pay FCHC the amount equal to the estimated fair market value of FCMC over a period of years, which has not yet been determined.

The Company had net income attributed to common stockholders of $22.2 million for the year ended December 31, 2011 as a result of (i) dividend income recognized during the three months ended June 30, 2011 due to the surrender and transfer of the Company’s Investment in REIT securities, (ii) dividend income recognized during the three months ended March 31, 2011 representing the dividends declared and paid in the first quarter of 2011 for the third and fourth quarters of 2010 and the first quarter of 2011, and (iii) a gain recognized during the three months ended June 30, 2011 on the settlement of the Company’s swap liability as a result of the full satisfaction of indebtedness relating to the termination of the Company’s interest rate swaps.  Excluding the $31.9 million of dividend income recognized during the three months ended June 30, 2011, the $31.9 million of dividend income recognized during the three months ended March 31, 2011, and the gain on the settlement of the swap liability totaling approximately $14.7 million recognized during the three months ended June 30, 2011, the Company would have recorded a net loss before taxes of approximately $56.5 million for the year ended December 31, 2011.  For the year ended December 31, 2010, the Company had a net loss of $55.5 million.  The Company had income per common share for the twelve months ended December 31, 2011 of $2.77 and $2.76 on a basic and diluted basis, respectively, compared to a net loss per common share of $6.89 on both a diluted and basic basis for the twelve months ended December 31, 2010.  At December 31, 2011, the Company’s stockholders’ deficit was $827.7 million.  At December 31, 2010, the Company’s stockholders’ deficit was $852.9 million.

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

On August 24, 2011 (as filed for publication in the state register on September 14, 2011), new regulations were adopted that lowered minimum Adjusted Net Worth requirements to a minimum of at least $250,000 plus ¼ of 1% of the outstanding principal balance of aggregate mortgage loans serviced (whether or not in New York), provided, that, if such person is solely a third-party servicer (as defined in the regulations) with respect to certain mortgage loans and owns other mortgage loans or the servicing rights thereto, it shall maintain net worth of at least $250,000 plus ¼ of 1% of the outstanding principal balance of the non-third-party servicer loans and ¼ of 1% of the outstanding principal amount of the New York mortgage loans for which it is a third-party servicer.  As FCMC is in compliance with such requirements, its capital plan is no longer in effect.  However, its application to be a registered mortgage servicer is still pending with the New York State Department of Financial Services.

The Company’s common stock is quoted under the stock symbol “FCMC.OB” on the OTC Bulletin Board.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  These Consolidated Financial Statements include all normal and recurring adjustments that management believes necessary for a fair presentation.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s estimates and assumptions primarily arise from uncertainties and changes associated with interest rates, credit exposure and fair market values of its investment in Notes receivable held for sale.  Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends, market values and interest rates and other conditions may occur that could cause actual results to differ materially.

Subsequent to March 31, 2009, the date of the March 2009 Restructuring, the Company’s only principal business activity is servicing portfolios of loans for third parties, which because of the accounting treatment of the Restructuring has not been reflected in the Consolidated Financial Statements until the effective dates of the Loan Sales and the December Loan Sale.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification – During the year ended December 31, 2011, the Company changed the presentation of its Consolidated Statements of Operations in order to more clearly present the income from providing specialized servicing and collection services for third parties by separating Servicing fees and other income into two classifications, Servicing fees and Other income.  As a result, the Consolidated Statements of Operations for the year ended December 31, 2010 has been changed to conform to the current presentation.

Noncontrolling Interest – The Company accounts for a 20% equity interest in FCMC to a related party in accordance with ASC Topic 810, Consolidations, applying consolidation accounting under Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”).

Net Income/(Loss) Per Share – Basic net income/(loss) per share is calculated by dividing net income/(loss) attributed to common stockholders by the weighted average number of common shares outstanding during the period.  The effects of warrants, restricted stock units and stock options are excluded from the computation of diluted net income per common share in periods in which the effect would be antidilutive.  Dilutive net income/(loss) per share is calculated by dividing net income/(loss) attributed to common stockholders by the weighted average number of common shares outstanding and the weighted average number of dilutive stock options.  There were 24,000 stock options that were dilutive and used in the calculation of dilutive net income per share for the year ended December 31, 2011.  There were no dilutive stock options for the year ended December 31, 2010.  For the years ended December 31, 2011 and 2010, 206,000 and 229,000 stock options, respectively, were not included in the computation of net income/(loss) per share because they were antidilutive.

Cash and Cash Equivalents – Cash and cash equivalents includes cash held at banks, including cash collateral held as security under both the Licensing Credit Agreement and Legacy Credit Agreement in the amount of $7.5 million, and certificates of deposit with original maturities of three months or less (when purchased), with the exception of restricted cash, which is reported separately on the Company’s balance sheets.  The Company maintains accounts at banks, which at times may exceed federally insured limits.  The Company has not experienced and does not expect to incur any losses from such concentrations.

Restricted Cash – Restricted cash includes interest and principal collections received on the Company’s portfolio of Notes receivable held for sale that is being held in reserve by the Bank, substantially all of which is required to pay down the Legacy Debt obligations with the Bank.

Investment in REIT Securities – Investment in REIT securities includes preferred and common stocks of the Bank’s REIT.  The Investment in REIT securities, which could not be sold or redeemed by the Company, was classified at the date of purchase as non-marketable and carried at cost, and periodically assessed for other than temporary impairment.  The investment in common stock of the REIT of approximately $4.9 million was carried at cost at December 31, 2010.  The Company owned 4,724 shares of REIT preferred stock and 154 shares of common stock of the REIT at December 31, 2010.  Due to the surrender of the REIT Securities in May 2011, there was no investment in REIT securities at December 31, 2011.

Investment in Trust Certificates – Investment in trust certificates, representing approximately 17% of the Portfolio not transferred to the Bank’s REIT in the March 2009 Restructuring, was classified as “available for sale.”  The Investment in trust certificates was carried at fair market value, and the certificates were valued as of the end of each reporting period.  Changes in fair value were recorded in earnings as Fair valuation adjustments.  The fair value of the trust certificates was based on an assessment of the underlying investment, expected cash flows and other market-based information, and where observable market prices and other data were not available for similar investments, pricing models or discounted cash flow analyses, using observable market data where available, were utilized to estimate fair market value.  At December 31, 2011, there was no remaining balance in the Investment in trust certificates.  At December 31, 2010, the Investment in trust certificates consisted solely of a small number of real estate properties acquired through foreclosure.

Mortgage Loans and Real Estate Held for Sale – As part of the Restructuring, approximately 83% of the Portfolio was transferred to the REIT and such loans and owned real estate (acquired through foreclosure) were classified as “held for sale.”  Mortgage loans and real estate held for sale were carried at the lower of cost or market value.  The transfer was accounted for as a secured financing in accordance with GAAP, ASC Topic 860, because for accounting purposes the requisite level of certainty that the transferred assets were legally isolated from the Company and put presumptively beyond the reach of the Company and its creditors, including in a bankruptcy proceeding, was not achieved.  Accordingly, in accordance with GAAP, except to the extent of and prior to the sale of loans by the Bank, as applicable, in July, September and December 2010, the mortgage loans and real estate remained on the Company’s balance sheet classified as Mortgage loans and real estate held for sale securing the Nonrecourse liability in an equal amount.  The fair value of the Mortgage loans and real estate held for sale was based on an assessment of the underlying residential 1-4 family mortgage loans and real estate, expected cash flows and other market-based information, and where observable market prices and other data are not available for similar loans, pricing models or discounted cash flow analyses, using observable market data where available, were utilized to estimate market value.  Mortgage loans and real estate held for sale were valued as of the end of each reporting period, and changes in fair value were recorded in earnings as Fair valuation adjustments.

At December 31, 2011, there was no balance remaining of Mortgage loans and real estate held for sale due to the Loan Sales by the Bank’s Trust of approximately 83% of the Portfolio.  At December 31, 2010, the Mortgage loans and real estate held for sale consisted solely of real estate properties acquired through foreclosure.

Nonrecourse Liability – The nonrecourse liability was the offset to, and was secured by, the Mortgage loans and real estate held for sale.  The Company elected the fair value option for the nonrecourse liability, and adjustments to fair value were recorded as Fair valuation adjustments.  No interest expense was recorded on the Nonrecourse liability as any payments received from the Trust on the trust certificates, for the underlying Mortgage loans and real estate held for sale, were recorded as a reduction to the balance of the Nonrecourse liability, which was adjusted to fair value each quarter through the Fair valuation adjustments line item.  At December 31, 2011, there was no balance remaining of Nonrecourse liability as there was no remaining balance of Mortgage loans and real estate held for sale.

Fair Valuation Adjustments – Fair valuation adjustments include amounts subsequent to March 31, 2009 related to adjustments in the fair value of the Investment in trust certificates and the Nonrecourse liability, and adjustments to the lower of cost or market related to Mortgage loans and real estate held for sale, and for losses on sales of real estate owned.

Notes Receivable Held for Sale, Net – At March 31, 2009, as part of the March 2009 Restructuring, Notes receivable held for sale, net, which represent the loans and assets that collateralize the Unrestructured Debt, are classified as “held for sale” as this portfolio is from time to time actively marketed for sale.  The fair value of the Notes receivable held for sale, net is based on an assessment of the underlying residential 1-4 family mortgage loans, expected cash flows and other market-based information, and where observable market prices and other data are not available for similar loans, pricing models or discounted cash flow analyses, using observable market data where available, are utilized to estimate market value.  Notes receivable held for sale, net are valued as of the end of each reporting period, and changes in fair value are recorded as Fair valuation adjustments.

Income Recognition on Investment in Trust Certificates and Mortgage Loans and Real Estate Held for Sale – Income on the mortgage loans and real estate collateralizing the Investment in trust certificates and the Mortgage loans and real estate held for sale is estimated based on the available information on these loans and real estate provided by the Bank and from the loans serviced for the Trust.  The estimated income on the Mortgage loans and real estate held for sale does not represent cash received and retained by the Company and is essentially offset through a valuation adjustment of the Nonrecourse liability.

Derivatives – In accordance with ASC Topic 815, Derivatives and Hedging (“Topic 815”), as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

The Company’s management of interest-rate risk predominantly included the use of plain-vanilla interest rate swaps to synthetically convert a portion of its London Interbank Offered Rate (“LIBOR”)-based variable-rate debt to fixed-rate debt.  In accordance with ASC Topic 815, derivative contracts hedging the risks associated with expected future cash flows are designated as cash flow hedges.  The Company formally documented at the inception of its hedges all relationships between hedging instruments and the related hedged items, as well as its interest risk management objectives and strategies for undertaking various accounting hedges.  Additionally, we used regression analysis at the inception of the hedge and for each reporting period thereafter to assess the derivative’s hedge effectiveness in offsetting changes in the cash flows of the hedged items.  The Company discontinued hedge accounting if it was determined that a derivative was not expected to be or had ceased to be highly effective as a hedge, and then reflected changes in the fair value of the derivative in earnings.  All of the Company’s interest rate swaps had qualified for cash flow hedge accounting, and were so designated.

In conjunction with the Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, with an aggregate notional amount of $390 million.  The total termination fee for cancellation of the swaps was $8.2 million, which was payable only to the extent cash became available under the waterfall provisions of the Legacy Credit Agreement, and only after the first $837.9 million of debt (the amount designated as tranche A debt as of March 31, 2009) owed to the Bank has been paid in full.  The carrying value included in Accumulated other comprehensive loss (“AOCL”) within stockholders’ deficit related to the terminated hedges was amortized to earnings over time.  The carrying value of AOCL at December 31, 2011 and 2010 was $0 and $8.2 million, respectively.  See Note 8 to the Consolidated Financial Statements.

Changes in the fair value of derivatives designated as cash flow hedges, in our case the swaps, were recorded in AOCL within stockholders’ equity to the extent that the hedges were effective.  Any hedge ineffectiveness was recorded in current period earnings as a part of interest expense.  If a derivative instrument in a cash flow hedge was terminated, the hedge designation was removed, or the hedge accounting criteria were no longer met, the Company discontinued the hedge relationship.

As of December 31, 2008, the Company removed the hedge designations for its cash flow hedges.  As a result, the Company continued to carry the December 31, 2008 balance related to those hedges in AOCL, provided it did not become probable that the forecasted cash flows would not occur.  The balance in AOCL was amortized to earnings as part of interest expense in the same period or periods during which the hedged forecasted transaction affected earnings.

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

On May 23, 2011, the Company entered into a settlement agreement with the Bank covering the full satisfaction of indebtedness relating to all of the Company’s interest rate swaps totaling approximately $14.7 million.  Accordingly, in the quarter ended June 30, 2011, the Company recorded a gain on the full satisfaction of indebtedness relating to all of the interest rate swaps of $14.7 million consisting of the $8.2 million liability from the interest rate swap terminations as part of the March 2009 Restructuring and the $6.5 million liability incurred from the January 2011 interest rate swap termination.

At December 31, 2011, the Company had no interest rate swaps agreements in place.

Fair Value Measurements – ASC Topic 820, Fair Value Measurements and Disclosures, establishes a three-tier hierarchy for fair value measurements based upon the transparency of the inputs to the valuation of an asset or liability and expands the disclosures about instruments measured at fair value.  A financial instrument is categorized in its entirety and its categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Fair values for over-the-counter interest rate contracts are determined from market observable inputs, including the LIBOR curve and measures of volatility, and used to determine fair values, are considered Level 2 observable market inputs.  Fair values for certain investments (Level 3 assets) are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

Building, Furniture and Equipment – Building, furniture and equipment, including leasehold improvements, is recorded at cost net of accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years.  Amortization of leasehold improvements is computed using the straight-line method over the lives of the related leases or useful lives of the related assets, whichever is shorter.  Maintenance and repairs are expensed as incurred.

Deferred Financing Costs – Deferred financing costs, which include origination fees incurred in connection with obtaining term loan financing from our banks prior to November 2007 (the Legacy Debt), are deferred and are amortized over the term of Legacy Debt as the debt is paid down.

Income Taxes – Income taxes are accounted for under ASC Topic 740, Accounting for Income Taxes (“Topic 740”), which requires an asset and liability approach in accounting for income taxes.  This method provides for deferred income tax assets or liabilities based on the temporary difference between the income tax basis of assets and liabilities and their carrying amount in the Consolidated Financial Statements.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the benefit of the deferred tax assets will not be realized in future years.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of the changes.

Servicing Fees – Servicing fees consist of fees for servicing loans and providing collection and recovery services for third parties, ancillary fees from servicing loans for third parties, such as, late charges, prepayment penalties, and other miscellaneous servicing-related income.  Servicing fees are recognized principally on an accrual basis.

Other Income – Other income consists of due diligence and other fees, such as property site visits for loans in various stages of delinquency and foreclosure, for services provided to third parties, and miscellaneous fees and other revenue not directly related to the servicing of loans and real estate properties.  Revenues included in Other income are recognized principally on an accrual basis.

Dividend Income – Dividend income consisted of payments received from the Investment in REIT securities, which the Company received in exchange for the trust certificates that were transferred to the Bank’s REIT on March 31, 2009.  Dividend income was recognized on an accrual basis.  Due to the surrender of the REIT Securities in May 2011, there was no investment in REIT securities at December 31, 2011.  See Notes 5 and 11 to the Consolidated Financial Statements.

Fair Value of Financial Instruments – ASC Topic 825, Financial Instruments (“Topic 825”) requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  Topic 825 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements.  Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

The methods and assumptions used by the Company in estimating the fair value of its financial instruments at December 31, 2011 and 2010 were as follows:

a.
Cash, Restricted Cash, Accrued Interest Receivable, Other Receivables and Accounts Payable and Accrued Expenses – The carrying values reported in the consolidated balance sheets are a reasonable estimate of fair value.

b.	Investment in Trust Certificates, Mortgage Loans and Real Estate Held for Sale, and Notes Receivable Held for Sale – These investments are carried at estimated fair values.

c.
Investment in REIT Securities – The book value of the Investment in REIT securities approximated the fair value for these non-marketable securities (based on the approximate value of the underlying assets of the REIT).

d.
Long-term Debt (Notes Payable) – At December 31, 2011, the fair value of long-term debt was estimated to be equal to the Notes receivable held for sale and pledged cash of $7.5 million (in aggregate, the collateral for the long-term debt), which approximated $9.9 million.  The fair value of long-term debt was estimated to be equal to the fair value of the REIT securities, Investment in trust certificates, Notes receivable held for sale and pledged cash of $7.5 million (in aggregate, the collateral for the long-term debt), which approximated $497 million at December 31, 2010.

Stock-Based Compensation Plans – The Company maintains share-based payment arrangements under which employees are awarded grants of restricted stock, non-qualified stock options, incentive stock options and other forms of stock-based payment arrangements.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of ASC Topic 718 (revised 2004), Share-Based Payment, (“Topic 718”) using the modified-prospective transition method.  Under this transition method, compensation cost recognized beginning January 1, 2006 includes compensation cost for all share-based payment arrangements issued, but not yet vested as of December 31, 2005, based on the grant date fair value and expense attribution methodology determined in accordance with the original provisions of Topic 718.  Compensation cost for all share-based payment arrangements granted subsequent to December 31, 2005, is based on the grant-date fair value estimated in accordance with the provisions of Topic 718.  In addition, the effect of forfeitures on restricted stock (if any), is estimated when recognizing compensation cost.  Prior to adoption of Topic 718, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  Topic 718 requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Recent Accounting Pronouncements – In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.  ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of AOCI in both net income and OCI on the face of the financial statements.  All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2011, the FASB ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income.  The guidance provided by this update becomes effective for interim and annual periods beginning on or after December 15, 2011.  Since this ASU will only change the format of financial statements, it is expected that the adoption of this ASU will not have a material effect on a Company’s consolidated financial position and results of operations.

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

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The ASU clarifies which loan modifications constitute troubled debt restructurings.  It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first interim or annual reporting periods ending on or after December 15, 2010.  That is, for calendar year-end public entities, like the Company, most of the new and amended disclosures in the ASU were effective for the 2010 year-end reporting season.  However, the disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual periods beginning after December 15, 2010.  Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables.  For calendar year-end public entities, like the Company, those disclosures would be effective for the first quarter of 2011.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

3.	CASH AND CASH EQUIVALENTS

At December 31, 2011 and 2010, the Company had $12.4 million and $12.6 million, respectively, in cash and cash equivalents.  Included in Cash and cash equivalents both at December 31, 2011 and 2010 was pledged cash to the Bank of $7.5 million under the Licensing Credit Agreement (secured by a first-priority lien) and the Legacy Credit Agreement (secured by a second-priority lien).

4.	RESTRICTED CASH

Restricted cash in the amount of $955,000 and $2.4 million at December 31, 2011 and 2010, respectively, represents principal and interest collections received on the Company’s portfolio of notes receivable and loans held for investment prior to the 2009 Restructuring that is being held in reserve by the Bank, substantially all of which is required to pay down the Legacy Debt obligations with the Bank.

5.	INVESTMENT IN PREFERRED AND COMMON STOCK (HUNTINGTON REIT SECURITIES)

Due to the surrender of the REIT Securities in May 2011, there was no investment in REIT securities at December 31, 2011.  The Company’s investment in REIT Securities, which included preferred and common stocks of the Bank’s REIT at December 31, 2010, consisted of 4,724 shares of Class C preferred stock and 154 shares of common stock.

On July 23, 2010, the Company was notified by the Bank that due to losses recognized by the new combined REIT from a writedown of the carrying value of the mortgage loans owned by the Trust, the board of directors of the new combined REIT decided not to declare any preferred dividends for the third and fourth calendar quarters of 2010.  As a result, during the quarters ended September 30 and December 31, 2010, the Company did not receive or accrue dividends on its investment in preferred stock of the Bank’s REIT, which had amounted to approximately $10.6 million in recent prior quarterly periods.

In February 2011, the Company was advised that the REIT board in February declared dividends on the REIT Securities for the two quarterly periods ended September 30 and December 31, 2010, and also declared a dividend for the full year of 2011.  On March 31, 2011, the Company received the declared dividends on the REIT Securities in the amount of $63.8 million, of which $31.9 million was recognized as Dividend income in the three months ended March 31, 2011, representing dividends paid for the last two quarters of 2010 and the first quarter of 2011.  The dividends paid on March 31, 2011 for the subsequent three quarterly periods ending December 31, 2011 in the amount of $31.9 million, which were deferred, were recognized as Dividend income in the three months ended June 30, 2011 due to the surrender of the REIT Securities to the Bank on May 23, 2011.  See Note 11 to the Consolidated Financial Statements.

6.	INVESTMENT IN TRUST CERTIFICATES AT FAIR VALUE, MORTGAGE LOANS AND REAL ESTATE HELD FOR SALE, AND NOTES RECEIVABLE HELD FOR SALE

Investment in Trust certificates, carried at estimated fair value, as of December 31, 2011 and 2010 consisted principally of the trust certificates not transferred to the Bank’s REIT as of the March 2009 Restructuring (representing approximately 17% of the Company’s loans and real estate assets as of March 31, 2009):

	2011	2010
Balance, beginning of year	$1,505,978	$69,355,735

Loan sales, at fair value	(308,157)	(50,051,396)
Fair value adjustments, loan sales	-	(9,816,831)
Trust distributions	-	(9,093,786)
Transfers (out)	(1,171,058)	(3,456,861)
Other fair value adjustments, net	(26,763)	4,569,117

Balance, end of year	$-	$1,505,978

The Bank’s Trust sold in the third quarter ended September 30, 2010, in the Loan Sales, approximately $50.1 million of the loans and real estate owned assets underlying the Company’s Investment in trust certificates.  The Company recognized a loss (a fair value adjustment) in the amount of $9.8 million on the loans sold by the Bank’s Trust in the sales of loans in July and September of 2010 (the “July Loan Sale,” together with the “September Loan Sale,” the “Loan Sales”).  The Bank’s Trust sold, in the December Loan Sale, the remaining loans and certain real estate owned assets underlying the Company’s Investment in trust certificates that were not sold in the Loan Sales, and recognized a recovery (a fair value adjustment) of less than $50,000 (included in Other fair value adjustments) on the loans sold by the Bank’s Trust.  The Other fair value adjustments also include a gain on the distributions from the Trust of $4.6 million.

At December 31, 2011, there was no remaining balance of the Investment in trust certificates.  Prior to December 31, 2011, the balance represented the estimated fair value of the Company’s pro rata share of the remaining real estate owned properties underlying the Investment in trust certificates that were not sold by the Bank’s Trust in the third and fourth quarter loan sales and in the May 2011 sale of essentially most of the remaining real estate owned properties underlying the Investment in trust certificates.  Since May 2011, and until year-end 2011, the Investment in trust certificates represented a small number of real estate owned (“REO”) properties that remained in the Trust.

Mortgage loans and real estate held for sale, carried at lower of cost or estimated fair value, as December 31, 2010 consisted principally of the trust certificates transferred to the Bank’s REIT as of the Restructuring (representing approximately 83% of the Portfolio as of March 31, 2009):

	2011	2010
Balance, beginning of year	$7,500,863	$345,441,865

Loan sales, at fair value	(1,534,846)	(263,049,681)
Fair value adjustments, loan sales	-	(37,826,111)
REO sales	(5,066,230)	(17,194,661)
Principal payments	-	(16,915,671)
Loans written off	-	(23,016)
Other fair value adjustments, net	(899,787)	(2,931,862)

Balance, end of year	$-	$7,500,863

The Bank’s Trust sold in the third quarter ended September 30, 2010 (the Loan Sales), approximately $263.0 million in loans attributable to trust certificates held by the Bank’s REIT, which were reflected on the Company’s balance sheet as Mortgage loans and real estate held for sale.  The Bank’s Trust sold in the fourth quarter ended December 31, 2010 (the December Loan Sale), the remaining loans attributable to trust certificates held by the Bank’s REIT that were not sold in the Loan Sales.  The Company, with respect to the Loan Sales, recognized a negative fair value adjustment in the amount of $37.8 million, which was offset by a corresponding positive fair value adjustment in the amount of $37.8 million on the Nonrecourse liability; and, a net gain of less than $50,000 (a fair value adjustment) was recognized on the loans sold by the Bank’s Trust in the December Loan Sale.  The Other fair value adjustments include a net decline of approximately $2.9 million in the estimated market value of the pro rata percentage of loans and REO underlying the Mortgage loans and real estate held for sale.  At December 31, 2011, there was no balance remaining of Mortgage loans and real estate held for sale due to the Loan Sales by the Bank’s Trust of approximately 83% of the Portfolio.

The December 31, 2010 balance represented the estimated fair value of the undivided 83% interest in the real estate properties that were not sold by the Bank’s Trust.

Notes receivable held for sale, carried at lower of cost or estimated fair value, as of December 31, 2011 and 2010 consist principally of the Company’s loans securing the Unrestructured Debt:

	2011	2010
Balance, beginning of year	$2,857,312	$3,575,323

Principal payments	(702,091)	(910,243)
Loans written off	(74,887)	(17,357)
Fair value adjustments, net	349,865	209,589

Balance, end of year	$2,430,199	$2,857,312

In the December Loan Sale, the Bank also sold its 50% participation interest in the commercial loans securing the Unrestructured Debt, which did not affect the Company’s reported net loss for the three months ended December 31, 2010 since the Bank has only sold a participation interest in its commercial loan representing the Unrestructured Debt.  Therefore, the Company’s investments in the loans securing the Unrestructured Debt, (shown on the Company’s balance sheets as Notes receivable held for sale, net) were not treated as a sale of financial assets in accordance with GAAP.

7.	FAIR VALUATION ADJUSTMENTS

Fair valuation adjustments include amounts subsequent to March 31, 2009 related to adjustments in the fair value of the Investment in trust certificates, the Nonrecourse liability, and adjustments to the lower of cost or market related to Mortgage loans and real estate held for sale, and for losses on sales of real estate owned properties (REO).

The following table sets forth the activity affecting the Fair valuation adjustments during the twelve months ended December 31, 2011 and 2010:

	2011	2010
Valuation gain on REO sales	$223,264	$5,451,463
Valuation (loss) on mortgage loans and REO	(899,787)	(40,757,974)
Valuation gain on nonrecourse liability	899,787	40,757,974
Valuation (loss) on sales of trust certificates	-	(9,816,831)
Valuation gain on trust certificates	-	4,569,117
Valuation gain on notes receivable	349,865	209,588
Other adjustments	908,904	(16,452,533)

Gain/(loss) on valuation	$1,482,033	$(16,039,196)

Other adjustments during the twelve months ended December 31, 2011 include estimated fair market value declines to REO of approximately $1.0 million, adjustments to the loans comprising the Notes receivable held for sale of approximately $98,000 and various other net positive adjustments approximating $2.0 million.  During the quarter ended December 31, 2011, the remaining carrying value of the Investment in trust certificates in the amount of approximately $27,000 was written off.

Other adjustments during the twelve months ended December 31, 2010 include estimated fair market value declines to REO of approximately $8.9 million, offsets to the interest and other income recorded on the mortgage loans of approximately $9.3 million and various other net positive adjustments approximating $1.7 million.

8.	DERIVATIVES

In conjunction with the March 2009 Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, with an aggregate notional amount of $390 million.  The total termination fee for cancellation of the swaps was $8.2 million, which prior to a release granted under the settlement agreement with the Bank on May 23, 2011, was payable only to the extent cash became available under the waterfall provisions of the Legacy Credit Agreement, and only after the outstanding balance of tranche A debt, owed to the Bank would have been paid in full.  The carrying value included in Accumulated other comprehensive loss (AOCL) within stockholders’ equity related to the terminated hedges was amortized to earnings over time.

As of December 31, 2008, the Company removed the hedge designations for its cash flow hedges.  As a result, the Company continued to carry the December 31, 2008 balance related to these hedges in AOCL unless it became probable that the forecasted cash flows would not occur.  The balance in AOCL was amortized to earnings as part of interest expense in the same period or periods during which the hedged forecasted transaction affected earnings.

At December 31, 2011, the Company had no interest rate swaps agreements in place.

Interest rate swaps increased interest expense for the twelve months ended December 31, 2011 by $3.3 million.  Interest rate swaps increased interest expense for the twelve months ended December 31, 2010 by $13.3 million.  The estimated fair value of the swaps at December 31, 2010 was negative $4.9 million.

The net changes in the fair value of the Company’s derivatives, which are reflected in derivative liabilities, at fair value, for the twelve months ended December 31, 2011 and 2010 are as follows:

	2011	2010
Balance, beginning of year	$(4,922,375)	$(13,144,591)

Cash settlements	4,922,375	12,352,189
Fair value adjustments	-	(4,129,973)

Balance, end of year	$-	$(4,922,375)

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

On May 23, 2011, the Company entered into the Settlement Agreement with the Bank covering the full satisfaction of indebtedness relating to all of the Company’s interest rate swaps totaling approximately $14.7 million.  Accordingly, in the quarter ended June 30, 2011, the Company recorded a gain on the full satisfaction of indebtedness relating to all of the interest rate swaps of $14.7 million consisting of the $8.2 million liability from the interest rate swap terminations as part of the March 2009 Restructuring and the $6.5 million liability incurred from the January 2011 interest rate swap termination.  See Note 11 to the Consolidated Financial Statements.

9.	FAIR VALUE MEASUREMENTS

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a three-tier hierarchy for fair value measurements based upon the transparency of the inputs to the valuation of an asset or liability and expands the disclosures about instruments measured at fair value.  A financial instrument is categorized in its entirety and its categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels are described below.

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

The changes in items classified as Level 3 during the twelve months ended December 31, 2011 are as follows:

	Investments	Liabilities
Balance, beginning of year	$1,505,978	$(7,500,863)

Total recognized unrealized (losses)/gains	(26,763)	899,787
Transfers in/(out)	(1,479,215)	1,534,846
Trust distributions/payments	-	5,066,230

Balance, end of year	$-	$-

The unrealized losses recognized in earnings during the twelve months ended December 31, 2011, which were related to the Investment in trust certificates, amounted to approximately $27,000.

10.	BUILDING, FURNITURE AND EQUIPMENT, NET

At December 31, 2011 and 2010, building, furniture and equipment, net consisted of the following:

	2011	2010
Building and improvements	$2,180,827	$2,159,567
Furniture and equipment	1,707,925	1,681,855
	3,888,752	3,841,422

Less accumulated depreciation	(3,118,879)	(2,803,270)
	$769,873	$1,038,152

At December 31, 2010, a certain portion of the Company’s office space was not being utilized and was marketed for sublet.  At December 31, 2010, the remaining lease payments, net of the estimated sublet payments (based on the Company’s estimate for subleasing the space), in the amount of $258,000 were accrued and non-usable leasehold improvements in the amount of $110,000 were written off.

In April 2011, we entered into a sublease for approximately half of the under utilized office space (6,856 square feet) for a term ending December 31, 2013 with a base rent of $158,000 annually, payable in monthly installments of $13,000.  The remaining approximately 6,269 square feet of under-utilized office space continues to be marketed for sublet.

11.	NOTES PAYABLE

As of December 31, 2011, the Company had total borrowings, which consisted of Notes payable, of $846.9 million under the Restructuring Agreements, of which $808.8 million (the Legacy Debt) was subject to the Company’s debt restructured in the March 2009 Restructuring (the Legacy Credit Agreement) and $38.2 million remained under a credit facility excluded from the Restructuring Agreements (referred to as the Unrestructured Debt).  Substantially all of the debt under these facilities was incurred in connection with the Company’s purchase and origination of residential 1-4 family mortgage loans prior to December 2007.  We ceased to acquire and originate loans in November 2007.  The borrowings incurred under the Legacy Credit Agreement are shown in the Company’s Consolidated Financial Statements as Notes payable (referred to as term loans, term debt or Total Debt herein).

The Legacy Credit Agreement expires on March 31, 2012.  Since the Company at December 31, 2011 is left essentially without cash-flow generating assets available to service the outstanding principal balance of the Legacy Debt, the Company will be unable to pay the principal balance of the Legacy Debt at the maturity of the Legacy Credit Agreement on March 31, 2012, or the Unrestructured Debt that became due and payable in full as of September 30, 2011 and remains unpaid.

Due principally to the Bank’s REIT declaring and paying dividends for the third and fourth quarters of 2010 and for the full year of 2011 on March 31, 2011 in the aggregate amount of $63.8 million, and the Settlement Agreement with the Bank, a subsidiary of the Bank’s parent and the Bank’s lending participants covering the surrender and transfer of the Company’s investment in preferred stock and common stock of the Bank’s REIT subsidiary (the REIT Securities), the Company paid down tranche A debt during the year ended December 31, 2011 by the net amount of approximately $533.0 million.  None of the dividends received or proceeds from the surrender of the REIT Securities were applied by the Bank to pay interest due on the Legacy Debt (including on tranche A debt), which was added to the debt balance outstanding.  During the twelve months ended December 31, 2011, approximately $49.2 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid.

As a result principally of the voluntary surrender and transfer to the Bank of the REIT Securities and the loan sales by the Bank’s Trust in the quarters ended September 30 and December 31, 2010, the Company’s remaining available sources of cash flow to be applied to pay interest and principal on the Legacy Debt are from its Investment in trust certificates at fair value (which at December 31, 2011, was supported by a very small pool of real estate owned properties held by the Trust) and 50% of the loans and real estate owned properties that comprise the Notes receivable held for sale, net.  The loans and real estate owned properties that comprise the Notes receivable held for sale collateralize the Unrestructured Debt

Restructuring Agreements with Lead Lending Bank

Settlement Agreement with the Bank, Surrender of the Company’s Investment in Preferred and Common Stock of the Bank’s REIT and Termination of Interest Rate Swap Agreements.  On May 23, 2011, the Company entered into a settlement agreement (the Settlement Agreement) with the Bank, a subsidiary of the Bank’s parent, and the Bank’s lending participants covering the surrender and transfer of the Company’s investment in preferred stock and common stock of the Bank’s REIT subsidiary (the REIT Securities) held by the Company, (and pledged as collateral under the Legacy Credit Agreement), and the early termination of all remaining interest rate swaps, in exchange for:

•
a waiver of the alleged default under the Company’s Legacy Credit Agreement that the Company had failed to make certain payments required under certain interest rate hedge agreements (the Interest Rate Swaps) with the Bank (the Specified Default);

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

Legacy Credit Agreement.  The Legacy Credit Agreement was amended to (i) delete Franklin Holding as a guarantor, (ii) waive the Specified Default, and (iii) permit the transfer to Franklin Holding of assets, amounting principally to approximately $370,000 in cash, of an inactive limited purpose wholly-owned subsidiary, and the subsequent dissolution of that subsidiary.

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

Licensing Credit Agreement.  The term of the Licensing Credit Agreement among Franklin Holding, FCMC and the Bank and its participating lenders, dated March 31, 2009, as amended, which provides for a $1 million line of credit and $6.5 million letter of credit facility, was extended to September 30, 2012, and the financial covenant that Franklin Holding and FCMC maintain a minimum amount of net income before taxes was deleted.

Expired Forbearance Agreement with the Bank.  Prior to the agreements entered into with the Bank in connection with the March 31, 2009 restructuring (the Restructuring Agreements), our indebtedness was governed by forbearance agreements and prior credit agreements with the Bank.  Effective as of March 31, 2009, all of our borrowings, with the exception of the current amount of $38.2 million (referred to as the Unrestructured Debt), are governed by credit agreements entered into as part of the Restructuring Agreements.  The Unrestructured Debt, which was due and payable as of September 30, 2011 under the Company’s 2004 master credit agreement with the Bank, was subject to the original terms of the forbearance agreements entered into with the Bank in December 2007 and subsequent amendments thereto until the expiration pursuant to their terms on September 30, 2011.  In connection with the Restructuring Agreements, certain of the forbearance agreements to which subsidiaries of Franklin Holding were parties were collapsed into the Legacy Credit Agreement (as defined below) while the forbearance agreement covering the Unrestructured Debt (the “Forbearance Agreement”) remained in place.  Although the Bank under the Forbearance Agreement had agreed not to exercise certain rights available to it due to the defaults under the 2004 master credit agreement governing the Unrestructured Debt, such restrictions are no longer effective since the Forbearance Agreement has now expired.

Due to the previously existing defaults under the 2004 master credit agreement and expiration of the forbearance period with respect to the Bank’s rights and remedies under that credit agreement, the Bank, with notice, has the right to call an event of default under the Legacy Credit Agreement with the Bank and its participating banks, dated as of March 31, 2009, as amended, but not the Licensing Credit Agreement between Franklin Holding and FCMC, on one hand, and the Bank and its participating lenders, on the other hand, dated March 31, 2009, as amended, which does not include cross-default provisions that would be triggered by such an event of default under the Legacy Credit Agreement.  The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets and stock of FCMC (except for a second-priority lien of the Bank on $7.5 million of cash collateral held as security under the Licensing Credit Agreement).  The Bank has not exercised the rights and remedies available to it with respect to the Unrestructured Debt.

FCMC is not obligated to the Bank with respect to the Unrestructured Debt and any references to FCMC in the Company’s 2004 master credit agreement governing the Unrestructured Debt were amended to refer to Franklin Credit Asset Corporation, a wholly-owned subsidiary of Franklin Holding (“Franklin Asset”).

The Bank, which holds legal title to the commercial loans governing the Unrestructured Debt, has through participation agreements transferred 100% of the beneficial interest in the commercial loans to two parties, each holding a 50% beneficial interest in the commercial loans.  One of the participants is Bosco III, a related party in which 50% of the membership interests in said entity are held by Thomas J. Axon, the Company’s Chairman and President.

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

As of December 31, 2011, the Unrestructured Debt totaled approximately $38.2 million and is secured by approximately 622 loans, for which FCMC is the loan servicer, and certain Company entities are the beneficial owners.  The Unrestructured Debt is subject to the original terms of the Company’s forbearance agreement with the Bank, as amended, which expired on September 30, 2011, and the Company’s 2004 master credit agreement with the Bank.

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

FCMC also has one servicing contract with certain Company entities for the loans collateralizing the Unrestructured Debt.

September 2010 Transaction

September 16, 2010 Agreement. On September 16, 2010, FCHC and its subsidiary, FCMC, entered into an agreement with the Bank, the Bank’s Trust, Thomas J. Axon, the Chairman and President of FCHC and FCMC and Bosco II, an entity of which Mr. Axon is the sole member.

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

•
FCMC and Mr. Axon entering into an agreement (the “Deferred Payment Agreement”) providing that upon each monetizing transaction, dividend or distribution (other than the sale, restructuring or spinoff of FCMC (each referred to as the “Proposed Restructuring”)) prior to March 20, 2019, they will be obligated to pay the lenders under the Legacy Credit Agreement 10% of the aggregate value of qualifying transactions (as defined in the agreement), in excess of a threshold of $4 million of consideration in respect of such transactions; and,

•
the cash payment of $1 million by FCMC to release the mortgages on certain office and residential condominium units owned by FCMC (the “Real Estate”) pledged to the Bank under the Legacy Credit Agreement and the Licensing Credit Agreement (the “Real Estate Release Payment”); provided, however, that if by the closing of the September Loan Sale and the Proposed Restructuring, FCMC is unable to make such payment, FCMC will deliver in lieu of such cash payment a $1 million note payable on November 22, 2010, guaranteed by Mr. Axon’s note.  FCMC made the $1 million payment to the Bank prior to November 22, 2010, and the Bank released the Real Estate.

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

September 22, 2010 Implementing Agreements. On September 22, 2010, FCHC and FCMC entered into various agreements implementing the transactions contemplated by the September 16, 2010 agreement (the “Implementing Agreements” or the “September 2010 Transaction”).  On September 22, 2010, the letter agreement was superseded by the execution and delivery of an agreement, in a form and under terms substantially similar to the letter agreement, to implement the terms and conditions agreed to under the letter agreement.

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

•
any recapitalization, reorganization, restructuring or any other similar transaction including, without limitation, negotiated repurchases of FCMC’s securities, an issuer tender offer, a dividend or distribution, or a spinoff or split-off involving FCMC; and,

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

•	the sale, restructuring or spinoff, which is subject to the Bank’s prior approval, by the Company of its ownership interests in FCMC.

In the event of a qualifying transaction, the aggregate value of the transaction will be:

•
in the case of a Stock Sale, the total consideration paid or payable to equity holders, or FCMC in the case of a new issuance.  If a Stock Sale involves the acquisition of a majority of the fully diluted outstanding equity shares of FCMC, the total consideration will also include additional amounts reflecting FCMC’s indebtedness for borrowed money, net pension liabilities, to the extent they are under-funded and deferred compensation liabilities, and be grossed up to the amount that would have been paid if all of the outstanding equity securities were acquired for the same per share consideration as that ascribed to the shares actually acquired; and,

•
in the case of an Asset Sale, the total consideration paid or payable for the assets.  If an Asset Sale involves the sale of a material portion of the assets or business of FCMC, the total consideration will also include any assumed debt (including capitalized leases and repayment obligations under letters of credit), pension liabilities assumed, to the extent they are under funded, and deferred compensation liabilities assumed, the net book value of net current assets retained by FCMC and the fair market value of any other retained assets.

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

Amendment to Legacy Credit Agreement.  On September 22, 2010, subsidiaries of FCHC (other than FCMC) entered into an amendment to the Legacy Credit Agreement with the Bank.  Various definitions, terms and FCMC-related covenants were amended to permit a change of control of FCMC as part of the Proposed Restructuring, to effectuate the release of the equity interests of FCHC in FCMC and the release of the Real Estate, and to add the Deferred Payment Agreement as collateral under the Legacy Credit Agreement.

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

Amendment to Licensing Credit Agreement.  On September 22, 2010, FCHC and FCMC entered into an amendment to the Licensing Credit Agreement with the Bank.  Various definitions, terms and FCMC-related covenants were amended to permit a change of control of FCMC as part of the Proposed Restructuring, to effectuate the release of the Real Estate, eliminate any cross defaults resulting from any default under the Legacy Credit Agreement; permit incurrence of liabilities for indebtedness subject to the prior written consent of the Bank, which consent shall not be unreasonably withheld or delayed; and, eliminate the provision that FCMC shall, to the extent permitted by applicable law, no less frequently than semi-annually, within forty-five days after each June 30th and December 31st of each calendar year, make pro rata dividends, distributions and payments to FCMC’s shareholders and the Bank under the Legacy Credit Agreement.  In addition the Licensing Credit Agreement and the revolving loan and credit facilities thereunder were extended to September 30, 2011.  On May 23, 2011, the Licensing Credit Agreement was further extended by the Bank to September 30, 2012.

Amendment to Servicing Agreement with the Bank.  On September 22, 2010, the Servicing Agreement was amended to eliminate any cross-default provisions resulting from any default under the Legacy Credit Agreement.

EBIDTA Payment.  On September 22, 2010, the Bank cancelled and terminated the obligations to make any EBITDA payments under the July 2010 Transaction.

Servicing Agreement with Bosco II.  On September 22, 2010, FCMC entered into a servicing agreement with Bosco II for the servicing and collection of approximately 20,000 loans purchased by Bosco II from the Trust (the “Bosco II Servicing Agreement”).  Pursuant to the Bosco II Servicing Agreement, FCMC services the loans generally subject to customary terms, conditions and servicing practices for the mortgage servicing industry.  The Bosco II Servicing Agreement may be terminated without cause and penalty upon thirty days prior written notice.  See Note 18 to the Consolidated Financial Statements.

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

The July Loan Sale, effective July 1, 2010, closed on July 20, 2010 (the “July Loan Sale Closing Date”) and, on July 20, 2010, the July Loan Sale purchaser (the “Purchaser”) entered into a loan servicing agreement with FCMC (the “Loan Sale Servicing Agreement”), pursuant to which FCMC services approximately 75% of the first-lien residential mortgage loans acquired by Purchaser in the July Loan Sale (effective October 1, 2010, 25% of the loans acquired were transferred by the Purchaser to its affiliate, which was an event that had been planned by the Purchaser at acquisition).  Approximately 3,300 residential mortgage loans, consisting principally of first-lien mortgage loans, were included in the July Loan Sale.

The Letter Agreement included terms amending, or committing the Bank, FCMC, the Company, and related parties to amend certain of the March 2009 Restructuring Agreements entered into in connection with the Company’s Restructuring with the Bank on March 31, 2009, including the existing relationships under the Legacy Servicing Agreement, the Legacy Credit Agreement, and the Licensing Credit Agreement, and FCMC to commit to make certain payments to the Bank.  Additionally, the Letter Agreement set forth certain mutual commitments of the parties with respect to the Company’s consideration of a restructuring or spinoff of its ownership of FCMC (a Potential Restructuring), as well as certain guaranties of Mr. Axon, the Chairman and President of the Company and FCMC.

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

Loan Sale Servicing Agreement with Purchaser.  On July 20, 2010, but effective as of July 1, 2010, FCMC entered into a loan servicing agreement with the third-party Purchaser, pursuant to which FCMC services the loans acquired by the Purchaser in the July Loan Sale.  The Purchaser, which is now the second largest servicing client of FCMC, has the right to terminate the servicing of any of such loans without cause upon ninety (90) calendar days prior written notice, subject to the payment of a termination fee for each such loan terminated.  Pursuant to the Loan Sale Servicing Agreement, FCMC services the loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry.

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

Potential Restructuring.  In the July 2010 Transaction, which was amended and modified in part by the September 2010 Transaction described above, the parties agreed that in connection with a potential restructuring (the Potential Restructuring), if the Potential Restructuring is acceptable to the Bank and the required lenders, in each party’s sole discretion, and the Potential Restructuring does not result in material tax, legal, regulatory, or accounting impediments or issues for Franklin Holding or FCMC, then:

•
the Bank would use its reasonable efforts to assist Franklin Holding and FCMC in connection with such Potential Restructuring in obtaining the approval of the required lenders for the Potential Restructuring and consent to any change of control in connection with the Potential Restructuring to the extent required under the Legacy Credit Agreement, and FCMC or Franklin Holding would reimburse and hold the Bank and the required lenders harmless from any reasonable expense incurred by them in connection with any such Potential Restructuring;

•
FCMC would make semi-annual payments to the Bank under the Legacy Credit Agreement (the “EBITDA Payment”) equal to (i) 50% of FCMC’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), in accordance with GAAP, for each period for the first 18 months from the July Loan Sale Closing Date, and (ii) 70% of FCMC’s GAAP EBITDA for each period thereafter, up to a maximum aggregate of $3 million.  The EBITDA Payment obligation, which was never triggered, was terminated and cancelled pursuant to the September 2010 Transaction;

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

New Trust Servicing Agreement.  On July 30, 2010, FCMC entered into a servicing agreement for the loans and real estate properties not sold by the Trust, effective August 1, 2010, with the Trust to replace the Legacy Servicing Agreement (the “New Trust Servicing Agreement”) that had been entered into with the Trust as part of the Company’s March 31, 2009 Restructuring with the Bank.

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

The Restructuring did not include the Unrestructured Debt portion of the Company’s debt, which is due and payable in full as of September 30, 2011 under the Company’s defaulted 2004 master credit agreement with Huntington, and as of December 31, 2011 remains unpaid and totals approximately $38.2 million.  The Unrestructured Debt had been subject to a forbearance agreement, which expired on September 30, 2011 without further extension.

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

(c)
an undivided 100% interest in the portion of consumer mortgage loan assets allocated to Marshall & Ilsley Bank (“M&I”) and BOS (USA) Inc. (“BOS”) (M&I and BOS collectively, the “Participants”) represented by two certificates (the “Participants Consumer Loan Certificates”); and,

(d)
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

Pursuant to the terms of the Legacy Credit Agreement, which matures on March 31, 2012, the Company amended and restated substantially all of its indebtedness subject to forbearance agreements dated December 19, 2008 (the “Forbearance Agreements”).  As more fully described below, pursuant to the terms of the Legacy Credit Agreement, (1) the Participant Trust Certificates were collaterally assigned to the Bank as collateral for the loans as modified pursuant to the terms of the Legacy Credit Agreement (the “Restructured Loans”); (2) all net collections received by the Trust in connection with the portion of the Portfolio represented by the Bank Trust Certificates are to be paid to the REIT Sub or its subsidiaries; (3) the REIT Securities were pledged to the Bank as collateral for the Restructured Loans; (4) Franklin Holding pledged seventy percent (70%) of the common equity in FCMC to the Bank as collateral for the Restructured Loans (which was released pursuant to the September 2010 Transaction); and (5) Franklin Holding and FCMC were released from existing guarantees of the Restructured Loans, including Franklin Holding’s pledge of 100% of the outstanding shares of FCMC.  In exchange, Franklin Holding and FCMC provided certain limited recourse guarantees relating to the Restructured Loans, wherein the Bank agreed to exercise only limited recourse against property encumbered by the pledge agreement (the “Pledged Collateral”) made in connection with the Legacy Credit Agreement, provided Franklin Holding and FCMC, respectively, any designee acting under the authority thereof or any subsidiary of either Franklin Holding or FCMC did not (i) commission any act fraud or material misrepresentation in respect of the Pledged Collateral; (ii) divert, embezzle or misapply proceeds, funds or money and/or other property relating in any way to the Pledged Collateral; (iii) breach any covenant under Article IV of the Pledge Agreement entered into by Franklin Holding; or (iv) conduct any business activities to perform diligence services, to service mortgage Loans or REO Properties or any related activities, directly or indirectly, other than by FCMC and Franklin Credit Loan Servicing, LLC (all of which are referred to as exceptions to nonrecourse).  On September 22, 2010 and May 23, 2011, the limited recourse guarantees of FCMC and FCHC, respectively, were released, cancelled and discharged.

The terms of the Legacy Credit Agreement vary according to the three tranches of loans covered by the Legacy Credit Agreement.  At March 31, 2009, Tranche A included outstanding debt in the approximate principal sum of $837.9 million bearing interest at a per annum rate equal to 1-month LIBOR plus 2.25% per annum, payable monthly in arrears on the outstanding principal balance of the related advances; Tranche B included outstanding debt in the approximate principal sum of $407.5 million bearing interest at a per annum rate equal to 1-month LIBOR plus 2.75% per annum, payable monthly in arrears on the outstanding principal balance of the related advances; and, Tranche C included outstanding debt in the approximate principal sum of $125 million bearing interest at a per annum rate equal to 15%, payable monthly in arrears on the outstanding principal balance of the related advances.  In the event of a default, the applicable interest rate increases to 5% over the rate otherwise applicable to the respective tranche.

Terms of the Restructured Indebtedness under the Legacy Credit Agreement.  The following table summarizes the principal economic terms of the Company’s indebtedness under the Legacy Credit Agreement and the Forbearance Agreement.

	Outstanding Principal Amount at March 31, 2009 – Franklin Asset/Tribeca	Outstanding Principal Amount at December 31, 2011 – Franklin Asset/Tribeca	Applicable Interest Margin Over LIBOR (basis points)		Required Monthly Principal Amortization
Tranche A	$838,000,000	$176,000,000	225		None
Tranche B	$407,000,000	$443,000,000	275		None
Tranche C	$125,000,000	$190,000,000	N/A	(1)	None

Unrestructured Debt	$41,000,000	$38,000,000		(2)	None
__________________

(1)	The applicable interest rate is fixed at 15% per annum. Interest will be paid in kind during the term of the Restructuring.
(2)	Interest margin over FHLB 30-day LIBOR advance rate plus 2.60%-2.75%.

The interest rate under the terms of the March 2009 Restructuring Agreements for Tranche A and Tranche B indebtedness that is the basis, or index, for the Company’s interest cost is the 1-month LIBOR plus applicable margins.  In accordance with the terms of the Restructuring Agreements, interest due and unpaid on Tranche A, Tranche B and Tranche C debt are accrued and added to the debt balance.

All cash available for each tranche shall be used to pay cash interest to the extent cash is available, and any accrued interest for which cash is not available will be added to the principal sum of such tranche.  Cash payments on each tranche will be made from: (i) any cash or other assets of the borrowers (Tribeca and certain subsidiaries of Tribeca and Franklin Asset), (ii) dividends and distributions on the REIT Securities (which were surrendered on May 23, 2011), all of which shall be applied as a non pro rata distribution solely to the Bank’s pro rata share of such tranche (until paid in full), (iii) all distributions made by the Trust on the Participant Trust Certificates, all of which shall be applied as a non pro rata distribution to the Participants’ pro rata shares of such tranche (until paid in full), and (iv) from any proceeds received from any other collateral, which will be applied pursuant to a waterfall provision described more fully in the Legacy Credit Agreement.  The borrowers will not be required to make scheduled principal payments, provided that all amounts received by any borrower in excess of accrued interest, whether from collateral or otherwise, shall be applied to reduce the principal sum.

All remaining principal and interest is due and payable at maturity of the Legacy Credit Agreement on March 31, 2012.  Based on the remaining assets, as c described above, the Company will not be able to repay the remaining principal and interest due on March 31, 2012.  Under such circumstances, the Bank would have all available rights and remedies under the Legacy Credit Agreement.

In accordance with the terms of the Legacy Credit Agreement, during the twelve months ended December 31, 2011, the outstanding balance of Tranche B debt increased from $430.1 million to $443.3 million and the outstanding balance of Tranche C debt increased from $162.9 million to $189.5 million, due to the addition of accrued interest for which cash was not available to pay the interest due.  Notwithstanding the increases in Tranche B and Tranche C debt during the year ended December 31, 2011, the total balance of debt outstanding under the Legacy Credit Agreement decreased from $1.341 billion at year-end 2010 to $846.9 million at December 31, 2011.

During the three months ended December 31, 2011, the outstanding balance of Tranche B debt increased from $439.9 million to $443.3 million and the outstanding balance of Tranche C debt increased from $182.4 million to $189.5 million, due to the addition of accrued interest for which cash was not available to pay the interest due.  In addition, during the three months ended December 31, 2011, the outstanding balance of Tranche A debt increased slightly from $175.5 million to $176.0 million due to the addition of accrued interest for which cash was not available to pay all the interest due.  As a result, the total balance of debt outstanding under the Legacy Credit Agreement increased from $797.8 million at September 30, 2011 to $808.8 million at December 31, 2011.

As a result of the surrender of the REIT Securities and the payment of dividends by the REIT for the last two quarters of 2010 and the full year of 2011, the total balance of debt outstanding under the Legacy Credit Agreement decreased from $1.341 billion at December 31, 2010 to $808.8 million at year-end 2011.

The Legacy Credit Agreement contains representations, warranties, covenants and events of default (the “Legacy Credit Agreement Defaults”) that are customary in transactions similar to the Restructuring.  The Legacy Credit Agreement (as amended) is secured by a first priority security interest in (i) the REIT Securities; (ii) the Participant Trust Certificates; (iii) an undivided 16.72039% interest in the consumer mortgage loans and real estate owned properties transferred to and still held by the Trust; (iv) 100% equity interests in all direct and indirect subsidiaries of Franklin Holding (other than FCMC), pledged by Franklin Holding (v) all amounts owing pursuant to any deposit account or securities account of any Company entities bound to the Legacy Credit Agreement (other than Franklin Holding), (vi) all monies owing to any borrower from any taxing authority; (vii) any commercial tort or other claim of FCMC, Franklin Holding, or any borrower; (viii) a second-priority lien on cash collateral held as security for the Licensing Credit Agreement to FCMC; (ix) any monies, funds or sums due or received by any borrower in respect of any program sponsored by any Governmental Authority, any federal program, federal agency or quasi-governmental agency, including without limitation any fees received, directly or indirectly, under the U.S. Treasury Homeowners Affordability and Stability Plan; and, (x) the Deferred Payment Agreement.  Any security agreement, acknowledgement or other agreement in respect of a lien or encumbrance on any asset of the Trust shall be non-recourse in nature and shall permit the Trust to distribute, without qualification, 83.27961% of all net collections received by the Trust to the REIT Sub and its subsidiaries irrespective of any event or condition in respect of the Legacy Credit Agreement.

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

On September 22, 2010, the Legacy Credit Agreement with the Bank was amended.  Various definitions, terms and FCMC-related covenants were amended to permit a future transfer, sale, restructuring or spinoff of the ownership of FCMC, subject to a review and final approval of the Bank; the equity interests of FCHC in FCMC that had been pledged to the Bank in March 2009 and the Bank’s lien on a certain commercial condominium unit of FCMC were released; and the Deferred Payment Agreement (which is guaranteed and collateralized by Mr. Axon) to pay the Bank 10% of the cumulative proceeds, minus $4 million, from any qualifying transactions (including dividends or distributions) that monetize FCMC’s value or significant assets prior to March 20, 2019 was added as collateral; and, the limited guarantee of FCMC was released, cancelled, and discharged.  In addition, on September 22, 2010, the Bank eliminated all cross-default provisions to the Licensing Credit Agreement and Servicing Agreement of FCMC with the Trust (for the remaining loans and real estate owned properties that continue to be held by the Trust) that could have triggered a default resulting from a default under the Legacy Credit Agreement.  On May 23, 2011, FCHC was removed as a guarantor under the Legacy Credit Agreement.  FCHC, however, remains a pledgor under the Pledge Agreement, which includes a pledge of 100% of the equity interests in all direct and indirect subsidiaries of FCHC other than FCMC.

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

On September 22, 2010, Franklin Holding and FCMC entered into a further amendment to the Licensing Credit Agreement.  Various definitions, terms and FCMC-related covenants were amended to extend the revolving line of credit and letter of credit facilities to September 30, 2011; permit a future transfer, sale, restructuring or spinoff of the ownership of FCMC, subject to a review and final approval of the Bank; release Bank liens on certain corporate condominium units of FCMC (subject to payment in full of Mr. Axon’s Note, which was due in full on November 22, 2010, and which has been paid and subject liens have been released); eliminate any cross defaults resulting from any default under the Legacy Credit Agreement; permit the incurrence of liabilities for indebtedness subject to the prior written consent of the Bank, which consent shall not be unreasonably withheld or delayed; and eliminate the provision that FCMC shall, to the extent permitted by applicable law, no less frequently than semi-annually, within forty-five days after each June 30th and December 31st of each calendar year, make pro rata dividends, distributions and payments to FCMC’s shareholders and the Bank under the Legacy Credit Agreement.  In addition, the Bank cancelled and terminated the obligation of FCMC, entered into on July 16, 2010, to make payments aggregating $3 million to the Bank based upon FCMC’s EBITDA over a three-year period.

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

The Draw Facility had been guaranteed by Thomas J. Axon, Chairman of the Board of Directors and a principal stockholder of the Company.  In consideration for his guaranty, the Bank and the Company’s Audit Committee each had consented in March 2009 to the payment to Mr. Axon equal to 10% of FCMC’s common shares.

On May 23, 2011, the term of the Licensing Credit Agreement was extended to September 30, 2012, and the financial covenant that FCHC and FCMC maintain a minimum amount of net income before taxes was deleted.

4.	Entered into a servicing agreement with the Trust.

The Servicing Agreement, which was entered into on March 31, 2009 and subsequently amended on August 1, 2010 and September 22, 2010, governs the servicing by FCMC, as the servicer (the “Servicer”) for the loans and real estate owned properties owned by the Trust.  The Trust and/or the Bank as the administrator of the Trust (the “Administrator”) have significant control over all aspects of the servicing by FCMC for the Trust.  On September 22, 2010, the Servicing Agreement was amended to eliminate any cross-default provisions resulting from any default under the Legacy Credit Agreement.  On December 22, 2010, the Bank terminated the Servicing Agreement and the servicing of all assets by FCMC for the Trust (which as of December 31, 2010 consisted of only REO assets) effective March 24, 2011, which was extended through August 31, 2011.  Since then, the servicing arrangement for the REO assets has been continued on essentially a month-to-month basis.

12.	SHORT-TERM BORROWINGS (FINANCING AGREEMENT)

At December 31, 2011 and December 31, 2010, FCMC had no balance outstanding under the revolving line of the Licensing Credit Agreement with the Bank, which in prior years was shown in the Company’s financial statements as Financing agreement.

The Company, FCHC and FCMC only, has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility with the Bank, and cash collateral securing the revolving loan and letter of credit facilities of $7.5 million.  The Licensing Credit Agreement expires on September 30, 2012.

13.	NONCONTROLLING INTEREST

For the Company’s consolidated majority-owned subsidiary (FCMC) in which the Company owns less than 100% of the total outstanding common shares of stock, the Company recognizes a noncontrolling interest for the ownership interest of the noncontrolling interest holder, the Company’s Chairman and President, and principal stockholder, Thomas J. Axon.  The noncontrolling interest represents the minority stockholder’s proportionate share of the equity of FCMC.  At December 31, 2011, the Company owned 80% of FCMC’s capital stock, and Mr. Axon owned 20%.  The 20% equity interest of FCMC that is not owned by the Company is shown as Noncontrolling interest in subsidiary in the Company’s Consolidated Financial Statements.

The change in the carrying amount of the noncontrolling interest for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Balance, beginning of year	$3,174,632	$1,657,275

Transfer of additional 10% ownership	-	1,516,381
Net (loss)/income attributed to noncontrolling interest	(259,622)	976
Non-dividend distribution	(122,405)	-

Balance, end of year	$2,792,605	$3,174,632

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

The non-dividend distribution of $122,000 during 2011 represents the noncontrolling interest portion of an intercompany receivable in the amount of $612,000 due from FCHC to its servicing subsidiary company (FCMC), which was charged off by FCMC in 2011 as not collectible.

14.	INCOME TAXES

Components of the provision/(benefit) for income taxes for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Current provision/(benefit):
Federal	$-	$(150,000)
State and local	-	(112,447)
	-	(262,447)

Deferred provision/(benefit):
Federal	2,603,554	(17,470,107)
State and local	226,396	(1,519,140)
	2,829,950	(18,989,247)
(Decrease)/increase in valuation allowance	(2,829,950)	18,989,247
Tax (benefit)	$-	$(262,447)

A reconciliation of the anticipated income tax (benefit), computed by applying the Federal statutory income tax rate to income before provision for income taxes, to the provision for income taxes in the accompanying consolidated statements of operations for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Tax determined by applying U.S. statutory rate to income	$7,474,000	$(18,881,901)
Increase in taxes resulting from:
State and local taxes, net of Federal benefit	(4,652,628)	(3,119,250)
(Decrease)/increase in valuation allowance	(2,829,950)	18,989,247
Basis adjustment	-	3,045,497
Change in tax estimate	-	(304,447)
Non-deductible expenses	8,578	8,407
Tax (benefit)	$-	$(262,447)

The following table provides a reconciliation of the beginning and ending amounts of the Company’s uncertain tax positions:

	2011	2010
Uncertain tax positions, January 1	$638,727	$943,174

Decreases relating to positions taken during prior years	(251,000)	(567,041)
Increases relating to positions taken during the current year	251,000	262,594

Uncertain tax positions, December 31	$638,727	$638,727

During 2011, the Company recorded a current provision of $251,000 and a reduction in a prior year’s uncertain tax position of $251,000 and a net decrease in its uncertain tax position during 2010 of $304,000 in its consolidated statements of operations.  The Company is not aware of any uncertain tax positions that will significantly increase or decrease within the next twelve months.  The Company’s major tax jurisdictions are Federal and the states of New Jersey and New York, which remain subject to examination from and including the years 2007 to 2010 for the states of New Jersey and New York, and from and including the years 2008 to 2010 by the Internal Revenue Service for its Federal returns.  The IRS examination of tax years 2005 through 2007 concluded during 2010 with a favorable settlement, and as a result, the Company in 2010 reversed a $150,000 reserve for this audit determination.  The Company also decreased the reserve by approximately $417,000 for other uncertain tax positions during 2010.  The Company is not currently under examination by any taxing authorities.

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities at December 31, 2011 and 2010 are presented below:

	2011	2010
Deferred tax liabilities:
Loans to subsidiary companies	$6,629,225	$6,629,225
Restricted stock	-	3,060
Investment in trust certificates	882,822	-
Loan commitment fees	1,070,237	1,530,534
Other	169,725	197,973
Deferred tax liabilities	$8,752,009	$8,360,792

Deferred tax assets:
Loan basis	$-	$7,936,451
Derivative liabilities	-	1,130,512
Tax hedge	-	1,048,315
Investment in REIT securities	-	46,963,223
Acquisition costs	123,165	185,881
State net operating loss carryforwards	19,530,009	11,829,359
Deferred costs	1,351,325	1,351,325
Federal net operating loss carryforwards	94,699,493	48,828,171
Other	635,870	635,870
Deferred tax assets	116,339,862	119,909,107
Valuation allowance	(107,587,853)	(111,548,315)

Net deferred tax liability	$-	$-

The Company recorded a valuation allowance of $107.6 million and $111.5 million, as of December 31, 2011 and 2010, respectively, as the Company has determined that it is more likely than not that all of the deferred tax assets will not be fully realizable.  As of December 31, 2010, the valuation allowance includes $1.1 million that was recorded in Other accumulated comprehensive (loss).

As of December 31, 2011, the Company had tax net operating loss carryforwards with various states totaling approximately $328.8 million.  As of December 31, 2011, the Company had Federal tax net operating loss carryforwards of approximately $278.5 million.  The net operating loss carryforwards expire in various years beginning in 2015 through 2031.

15.	STOCK-BASED COMPENSATION

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

The Company estimated the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model.  The table below presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the Black-Scholes option-pricing model for the years ended December 31, 2011 and 2010.  The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.  The Company uses historical data to estimate stock option exercise.  The expected term of stock options granted is derived from the output of the model and represents the period of time that stock options granted are expected to be outstanding.  The estimates of fair value from these models are theoretical values for stock options and changes in the assumptions used in the models could result in materially different fair value estimates.  The actual value of the stock options will depend on the market value of the Company’s common stock when the stock options are exercised.

	Incentive Stock Options		Non-Qualified Stock Options
	2011	2010	2011	2010
Risk-free interest rate	-	-	3.88%	3.26%
Weighted average volatility	-	-	150.56%	123.51%
Expected lives (years)	-	-	10.0	10.0

Transactions in stock options for the years ended December 31, 2011 and 2010 under the plan are summarized as follows:

	2011		2010
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding options, beginning	229,000	$3.64	301,000	$3.81

Options granted	12,000	0.14	12,000	0.13
Options cancelled	(11,000)	0.95	(84,000)	3.75

Outstanding options, end	230,000	3.58	229,000	3.64

Options unvested	(20,000)	1.75	(40,000)	1.75

Options exercisable, end	210,000	$3.76	189,000	$4.04

As of December 31, 2011, the weighted average remaining contractual term and aggregate intrinsic value of options outstanding and exercisable was 4.93 years and $0, respectively.

The Company has the following options outstanding at December 31, 2011:

Range of exercise price of options:	Number Outstanding	Number Exercisable
$0.13	12,000	12,000
$0.14	12,000	12,000
$0.30	12,000	12,000
$0.75	23,000	23,000
$0.89	12,000	12,000
$1.75	80,000	60,000
$2.25	11,000	11,000
$3.55	12,000	12,000
$4.98	12,000	12,000
$7.73	12,000	12,000
$12.85	12,000	12,000
$13.75	20,000	20,000
TOTAL OPTIONS	230,000	210,000

Weighted average exercise price	$ 3.58	$ 3.76

Compensation cost related to the Company’s stock option awards was $20,807 for the year ended December 31, 2011.  Compensation cost related to the Company’s stock option awards was $20,643 for the year ended December 31, 2010.  As of December 31, 2011, unrecognized compensation cost related to the Company’s stock option awards was $5,958, which will be recognized over a weighted average period of 0.33 years.

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

A summary of the status of the Company’s restricted stock awards as of December 31, 2011 and 2010 and changes during the periods then ended is presented below:

	2011		2010
Restricted Stock	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Outstanding unvested grants, beginning of year	8,500	$1.00	-	$-
Granted	-	$-	17,000	$1.00
Vested	(8,500)	$1.00	(8,500)	$1.00
Canceled	-	$-	-	$-

Outstanding unvested grants, end of year	-	$-	8,500	$1.00

Compensation cost related to the Company’s restricted stock awards was less than $1,000 for the year ended December 31, 2011 and $17,000 for the year ended December 31, 2010.

During the year ended December 31, 2010, the total fair value of the Company’s restricted stock that vested was $8,500.

16.	CERTAIN CONCENTRATIONS

Third Party Servicing Agreements – The Company’s operating business is conducted solely through FCMC, which is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collection and recovery servicing, for third parties.  The portfolios serviced for other entities, as of December 31, 2011, were heavily concentrated with loans serviced for related parties (which consist primarily of loans previously acquired and originated by the Company, transferred to the Trust and then subsequently sold by the Trust to third parties).  As of December 31, 2011, FCMC had four significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate; three with related parties (Bosco I, Bosco II and Bosco III); and one with an unrelated third party.  At December 31, 2011, we serviced and provided recovery collection services on a total population of approximately 21,000 loans, with approximately $899 million of unpaid principal balance, for the Bosco-related entities, including Bosco IV.

The following table summarizes percentages of total principal balances by the geographic location of properties securing the residential mortgage loans serviced for other entities at December 31, 2011:

Location	December 31, 2011
California	26.31%
Florida	8.94%
New Jersey	6.62%
New York	6.59%
Texas	5.49%
Illinois	3.28%
Pennsylvania	3.27%
Ohio	3.06%
Georgia	2.90%
Michigan	2.89%
All Others	30.65%
100.00%

Financing – Substantially all of the Company’s existing debt and available credit facility is with one financial institution, Huntington.

17.	COMMITMENTS AND CONTINGENCIES

Operating Leases – During 2005, the Company entered into two operating lease agreements for corporate office space, which contain provisions for future rent increases, rent-free periods, or periods in which rent payments are reduced (abated).  The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease.  The difference between rent expense recorded and the amount paid is credited or charged to “accrued expenses,” which is included in Accounts payable and accrued expenses on the Company’s balance sheets.  The Company’s aggregate rent expenses for 2011 and 2010 amounted to $1,350,000 and $1,390,000, respectively.

The combined future minimum lease payments as of December 31, 2011 are as follows:

Year Ended	Amount
2012	$1,597,107
2013	1,597,107
$3,194,214

Substantially all of the Company’s office equipment is leased under multiple operating leases.  The combined future minimum lease payments as of December 31, 2011 are as follows:

Year Ended	Amount
2012	$59,937
2013	59,937
2014	48,824
Thereafter	3,766
$172,464

Capital Leases – The Company entered into a lease for office furniture for its corporate office under an agreement that is classified as a capital lease.  The cost of the furniture under this capital lease, included on the balance sheets as “Building, furniture and equipment, net” was originally $916,890.  The lease was fully depreciated in 2010.  Amortization of assets under capital leases is included on the Company’s consolidated statements of operations in Depreciation.

Legal Actions – The Company is involved in legal proceedings and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s financial statements.

18.	RELATED PARTY TRANSACTIONS

At December 31, 2011, our servicing and collection business, conducted through FCMC, consisted of approximately 21,600 first and second-lien loans for the Bosco entities, which are related-party entities of FCMC: approximately 2,100 home equity loans for Bosco I; approximately 18,400 subordinate-lien loans for Bosco II; approximately 500 actively serviced first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses, and approximately 600 actively serviced loans (representing 100% of the loans securing the Unrestructured Debt) underlying a 50% participation interest in each of the commercial loans to the Company covering that portion of the Company’s Unrestructured Debt with the Bank, for Bosco III; and, approximately nine (9) real estate owned properties serviced for Bosco IV.

Included in the Company’s consolidated revenues were servicing fees recognized from servicing the portfolios for the Bosco entities of $6.4 million and $2.5 million for the years ended December 31, 2011 and 2010, respectively.

Bosco I Servicing Agreement – On May 28, 2008, FCMC entered into various agreements, including a servicing agreement, to service on a fee-paying basis for Bosco I approximately $245 million in residential home equity line of credit mortgage loans.  Bosco I was organized by FCMC, and the membership interests in Bosco I include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members.  The loans that are subject to the servicing agreement were acquired by Bosco I on May 28, 2008.  FCMC’s servicing agreement was approved by its Audit Committee.  The Bosco I lending agreement expired on May 28, 2011 without being renewed or extended.  Although Bosco I is still the owner of the collateral and FCMC remains as the servicer of the mortgage loans, it is uncertain whether the lenders at some time in the future will foreclose on the collateral or continue in the foreseeable future to permit FCMC to remain the servicer of the mortgage loans.  The Bosco I servicing agreement also expired on May 28, 2011.

Included in the Company’s consolidated revenues were servicing fees recognized from servicing the Bosco I portfolio of $607,000 and $501,000 for the twelve months ended December 31, 2011 and 2010, respectively.  On February 27, 2009, at the request of the Bosco I lenders, FCMC adopted a revised fee structure, which was approved by FCMC’s Audit Committee.  The revised fee structure provided that, for the next 12 months, FCMC’s monthly servicing fee would be paid only after a monthly loan modification fee of $29,167 was paid to Bosco I’s lenders.  Further, the revised fee structure provided that, on each monthly payment date, if the aggregate amount of net collections was less than $1 million, 25% of FCMC’s servicing fee would be paid only after certain other monthly distributions were made, including, among other things, payments made by Bosco I to repay its third-party indebtedness.

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

At December 31, 2010, the Company charged off as uncollectible $299,000 of accrued and unpaid servicing fees due from Bosco I that represented the remaining portion of outstanding servicing fees due and unpaid prior to August 1, 2009, due to current disputes among Bosco I and its lenders regarding the May 28, 2011 maturity of the Bosco I loan agreement.  As of December 31, 2011, the Company had no outstanding accrued and unpaid servicing fees due from Bosco I other than the servicing fee due for the current month of December 31, 2011, which was received in January 2012, and $21,000 in outstanding reimbursable third-party expenses incurred by FCMC in the servicing and collection of the Bosco I loans.  As of December 31, 2011, no deferred servicing fees per the Bosco I amendments have been accrued, and all such amounts remain unpaid.

Bosco II Servicing Agreement – On September 22, 2010, FCMC entered into a servicing agreement with Bosco II and a trust to service and collect loans purchased by Bosco II from an indirect subsidiary of the Bank’s Trust. 100% of the membership interest in Bosco II is held by the Company’s Chairman and President, Thomas J. Axon.  The Bosco II Servicing Agreement governs the servicing of approximately 19,300 loans.  Pursuant to the Bosco II Servicing Agreement, FCMC services the loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry.  The Bosco II Servicing Agreement may be terminated without cause and penalty upon thirty days prior written notice.

FCMC also provided the loan analysis and certain other services for Bosco II for the loans acquired by Bosco II and FCMC performs various administrative and bookkeeping services for Bosco II at the rate of $1,500 per month.  FCMC’s servicing agreement and administrative services agreement with Bosco II were approved by its Audit Committee.

Included in the Company’s consolidated revenues were servicing fees recognized from servicing the Bosco II portfolio for the twelve months ended December 31, 2011 and 2010 of approximately $5.4 million and $2.0 million, respectively.

Bosco III Servicing Agreement and Participation Interest in Unrestructured Debt with the Bank – In January 2011, effective December 2010, FCMC entered into a servicing agreement with Bosco III to service and collect charge-off loans purchased by Bosco III from the Bank’s Trust (the remaining loans held by the Bank’s Trust) and purchased from the Bank a 50% participation interest in each of the commercial loans to the Company covering that portion of the Company’s debt with the Bank, the Unrestructured Debt, in the amount of approximately $39 million (FCMC is the loan servicer for certain Company entities that are the beneficial owners of the loans securing the Unrestructured Debt).  50% of the membership interest in Bosco III is held by the Company’s Chairman and President, Thomas J. Axon.

The Bosco III servicing agreement, as amended in January and April 2011, governs the servicing of approximately 4,300 of first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses (including the loans securing the Unrestructured Debt), of which substantially fewer loans are actively serviced by FCMC.  Pursuant to the Bosco III Servicing Agreement, FCMC services the loans subject generally to customary terms, conditions and servicing practices for the mortgage servicing industry.  FCMC’s services may be terminated with respect to some or all of the assets without cause and without penalty on 30 days prior written notice.  From time to time, reimbursement of third-party expenses advanced by FCMC as servicer in the normal course of servicing the Bosco III portfolio may be deferred when collections are not sufficient to cover the full amount of such expenses.  When third-party expense reimbursements are deferred, payment terms are established based on future servicing cash collections.

FCMC also provided the loan analysis and certain other services for Bosco III for the loans acquired by Bosco III.  FCMC’s servicing agreement with Bosco III was ratified by its Audit Committee.

Included in the Company’s consolidated revenues for the year ended December 31, 2011 were servicing fees recognized from servicing the Bosco III portfolio of approximately $366,000.  Servicing fees recognized from servicing the Bosco III portfolio for the year 2010 were not significant.

Bosco IV Servicing Agreement – In May 2011, the Bank’s Trust sold thirteen (13) of its remaining REO properties to Bosco IV, a third-party entity controlled by Mr. Axon.

Pursuant to the Bosco IV Servicing Agreement, FCMC services the REO properties subject to customary terms, conditions and servicing practices for the mortgage servicing industry.  FCMC’s services may be terminated with respect to some or all of the assets without cause and without penalty on 30 days prior written notice.  From time-to- time reimbursement of third-party expenses advanced by FCMC as servicer in the normal course of servicing the Bosco IV portfolio may be deferred when collections are not sufficient to cover the full amount of such expenses.  When third-party expense reimbursements are deferred, payment terms are established based on future servicing cash collections.

Included in the Company’s consolidated revenues for the year ended December 31, 2011 were servicing fees recognized from servicing the Bosco IV portfolio of approximately $11,000.

Other Related Party Transactions with the Company’s Chairman – At December 31, 2011, the Company had an outstanding receivable from an affiliate, RMTS, LLC, of $2,000.  This receivable represents various operating expenses that are paid by the Company and then reimbursed by RMTS.

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

FCMC entered into a collection services agreement, effective December 23, 2009, pursuant to which FCMC agreed to serve as collection agent in the customary manner in connection with approximately 4,000 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $56 million, which were acquired by two trusts set up by a fund in which the Company’s Chairman and President is a member, and contributed 50% of the purchase price and agreed to pay certain fund expenses.  Under the collection services agreement, FCMC is entitled to collection fees consisting of a percentage of the gross amount collected.  The agreement also provides for reimbursement of third-party fees and expenses incurred by FCMC.  The collection fees earned by FCMC under this collection services agreement during the twelve months ended December 31, 2011 and 2010 amounted to approximately $47,000 and $116,000, respectively.  In December 2010, FCMC entered into an agreement with the fund to provide certain administrative and bookkeeping services for a fee of $1,500 per month.

On February 1, 2010, FCMC entered into a collection services agreement, pursuant to which FCMC agreed to serve as collection agent in the customary manner in connection with approximately 1,500 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $85 million, which were acquired through a trust set up by a fund in which the Company’s Chairman and President is a member, and contributed 25% of the purchase price.  Under the collection services agreement, FCMC is entitled to collection fees consisting of a percentage of the amount collected, net of third-party expenses.  The agreement also provides for reimbursement of third-party fees and expenses incurred by FCMC in compliance with the collection services agreement.  The collection fees earned by FCMC under this collection services agreement during the twelve months ended December 31, 2011 and 2010 were not significant.

19.	SUBSEQUENT EVENTS

New Servicing Agreement with Bosco II

On February 8, 2012, FCMC, entered into a terms agreement (the “Terms Agreement”), effective April 1, 2012, with the trust for Bosco II to service an additional pool of approximately seven thousand subordinate-lien residential mortgage loans for a monthly servicing fee principally based on a percentage of monthly net collections.  FCMC is entitled to reimbursement of certain third-party fees and expenses incurred by FCMC in the servicing and collection of the loans.  The servicing of these loans may be terminated without cause and penalty upon thirty days prior written notice.

FCMC facilitated the purchase of the loans by the trust and Bosco II in order to enter into the Terms Agreement and obtain the subservicing of the additional Bosco II pool of loans by temporarily advancing $650,000, which has since been reimbursed, toward the purchase price of such loans.

Office Condominium Lease

In January 2012, the Company entered into a lease for approximately 5,877 square feet of condominium office space in New York City for a term ending in mid-February 2015 with a base rent of $204,000 annually, payable in monthly installments of $17,000, with annual rent escalations.

The Company has evaluated subsequent events through the date of the issuance of these Consolidated Financial Statements.