Form 10-Q
period 2012-03-31
FRANKLIN CREDIT HOLDING CORP/DE/
filed 2012-05-11
CIK 831246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 4, 2012:  8,028,795

FRANKLIN CREDIT HOLDING CORPORATION

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$11,414,686	$12,378,992
Restricted cash	12,030,479	11,529,819
Notes receivable held for sale, net	2,345,664	2,430,199
Accrued interest receivable	22,102	22,076
Deferred financing costs, net	-	4,112,823
Other receivables	1,832,410	1,721,552
Building, furniture and equipment, net	755,018	769,873
Other assets	620,643	834,278
Total assets	$29,021,002	$33,799,612

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Liabilities:
Notes payable, net of debt discount of $0 at March 31, 2012 and $103,152 at December 31, 2011	$858,732,007	$846,836,057
Servicing liabilities	11,331,734	10,575,282
Accounts payable and accrued expenses	3,183,279	3,385,390
Income tax payable, net	774,528	735,277
Total liabilities	874,021,548	861,532,006

Commitments and Contingencies

Stockholders’ (Deficit):
Preferred stock, $0.001 par value; authorized 3,000,000;
issued and outstanding: none	-	-
Common stock and additional paid-in capital, $0.01 par value, 22,000,000 authorized shares; issued 8,034,795 and outstanding 8,028,795 at
March 31, 2012 and 8,028,795 at December 31, 2011	20,777,750	20,732,236
Noncontrolling interest in subsidiary	2,581,879	2,792,605
Retained (deficit)	(868,360,175)	(851,257,235)
Total stockholders’ (deficit)	(845,000,546)	(827,732,394)

Total liabilities and stockholders’ (deficit)	$29,021,002	$33,799,612

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME
THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	Three Months Ended March 31,
	2012	2011
Revenues:
Interest income	$162,869	$216,838
Dividend income	-	31,887,898
Fair valuation adjustments	50,154	(719,210)
Servicing fees	2,305,712	3,031,948
Other income	238,278	563,667
Total revenues	2,757,013	34,981,141

Operating Expenses:
Interest expense	12,192,665	16,189,444
Collection, general and administrative	3,649,924	3,951,205
Amortization of deferred financing costs	4,112,823	317,924
Depreciation	74,541	83,049
Total expenses	20,029,953	20,541,622

(Loss)/income before provision for income taxes	(17,272,940)	14,439,519
Income tax	-	83,000
Net (loss)/income	(17,272,940)	14,356,519
Net (loss)/income attributed to noncontrolling interest	(170,000)	8,860
Net (loss)/income attributed to common stockholders	$(17,102,940)	$14,347,659

Net (loss)/income per common share:
Basic and diluted	$(2.13)	$1.79

Weighted average number of shares outstanding:
Basic and diluted	8,028,795	8,027,756

Comprehensive (loss)/income:
Net (loss)/income attributed to common stockholders	$(17,102,940)	$14,347,659
Amortization – Unrealized loss on derivatives	-	1,849,862
Comprehensive (loss)/income attributed to common stockholders	$(17,102,940)	$16,197,521

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
THREE MONTHS ENDED MARCH 31, 2012

	Common Stock and Additional Paid-in Capital
	Shares	Amount	Noncontrolling Interest in Subsidiary	Retained (Deficit)/ Earnings	Total

BALANCE, JANUARY 1, 2012	8,028,795	$20,732,236	$2,792,605	$(851,257,235)	$(827,732,394)

Stock-based compensation	-	4,788	-	-	4,788
Non-dividend distribution	-	40,726	(40,726)	-	-
Net income attributed to noncontrolling interest	-	-	(170,000)	-	(170,000)
Net loss attributed to common stockholders	-	-	-	(17,102,940)	(17,102,940)

BALANCE, MARCH 31, 2012	8,028,795	$20,777,750	$2,581,879	$(868,360,175)	$(845,000,546)

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income attributed to common stockholders	$(17,102,940)	$14,347,659
Adjustments to reconcile net (loss)/income to net cash provided by/(used in) operating activities:
Depreciation	74,541	83,049
Fair valuation adjustments	(50,154)	(719,210)
Paid in kind interest	11,792,798	13,838,859
Proceeds from the sale of real estate held for sale	-	2,531,758
Reductions of nonrecourse liability	-	(1,399,546)
Amortization of deferred financing costs	4,112,823	317,924
Amortization of debt discount	103,152	8,715
Stock-based compensation	4,788	5,030
Net (loss)/income attributed to noncontrolling interest in subsidiary	(170,000)	8,860
Changes in operating assets and liabilities:
(Increase)/decrease in restricted cash	(500,660)	8,033,018
Servicing liabilities	756,452	(8,085,187)
Accrued interest receivable	(26)	(4,854)
Other receivables	(110,858)	339,511
Deferred dividend income	-	31,887,898
Other assets	213,635	2,080,053
Taxes payable	39,251	610,173
Accounts payable and accrued expenses	(202,111)	(9,980,855)
Terminated derivative liability	-	6,462,661
Net cash (used in)/provided by operating activities	(1,039,309)	60,365,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collections on notes receivable	134,689	178,848
Purchase of building, furniture and equipment	(59,686)	(3,694)
Net cash provided by investing activities	75,003	175,154

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of notes payable	-	(60,054,249)
Net cash (used in) financing activities	-	(60,054,249)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(964,306)	486,421
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,378,992	12,640,619
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,414,686	$13,127,040

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$364,609	$5,639,194
Cash payments for taxes	$16,358	$14,087

See Notes to Consolidated Financial Statements.

FRANKLIN CREDIT HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

As used herein, references to the “Company,” “Franklin Holding,” “we,” “our” and “us” refer to Franklin Credit Holding Corporation (“FCHC”), collectively with its subsidiaries (including Franklin Credit Management Corporation); and, references to “FCMC” refer to Franklin Credit Management Corporation, the Company’s servicing business subsidiary.  References to the “Legacy Credit Agreement” refer to the Legacy Credit Agreement between certain subsidiaries of FCHC (but not FCMC) and The Huntington National Bank (“Huntington” or the “Bank”) and its participating lenders, dated as of March 31, 2009, as amended, which covers the debt incurred by the Company prior to December 2007; references to the “Licensing Credit Agreement” refer to the Licensing Credit Agreement between FCHC, FCMC and the Bank, dated March 31, 2009, as amended, which extends a line of credit and letter of credit facility to FCMC and FCHC; references to the “Legacy Debt” refer to the indebtedness owed to Bank and its participants excluding the Unrestructured Debt (see below); and, the “Total Debt” refers to the aggregate of the Legacy Debt and the Unrestructured Debt, which is total indebtedness owed to the Bank and its participants.

Franklin Holding is a Delaware corporation incorporated on July 30, 2008.  Following a corporate reorganization that took effect in December 2008 and a debt restructuring completed in March 2009 with the Bank, which are described in greater detail below, Franklin Holding’s operating business has been conducted principally through FCMC.  FCMC is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collection and recovery servicing, and in the due diligence, analysis, pricing and acquisition of residential mortgage portfolios, for third parties.  FCMC is a Delaware corporation incorporated on February 24, 1988.

Overview

Anticipated Bankruptcy Filing of FCHC and Separation of FCMC from FCHC

Subject to the final approval of the Bank, the Bank agreed as part of certain implementing agreements regarding a transaction in September 2010 (the “September 2010 Transaction”) (as described in Note 9) to a spinoff of the ownership of FCMC.  Within the next several weeks simultaneously with or shortly after the commencement of a potential bankruptcy case, we anticipate beginning the process of spinning off FCMC through the filing of a voluntary petition for bankruptcy relief (the “Bankruptcy Filing”) and pre-negotiated plan of reorganization with major creditors of FCHC (the “Plan of Reorganization”) under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”), subject to having first obtained the consent of the Bank, which we anticipate receiving and otherwise satisfying the requirements of the U.S. Bankruptcy Code.  Neither FCMC nor any other subsidiaries of FCHC intend to file for bankruptcy.  It is anticipated that following the Bankruptcy Filing, FCHC will continue to operate in the ordinary course of business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code and the orders of the Bankruptcy Court.  FCHC will not request the appointment of a case trustee or examiner.  Vendors of FCHC will be paid for goods furnished and services provided in the ordinary course of business during the pendency of the bankruptcy.  FCHC anticipates that it will incur significant costs, primarily professional fees, associated with the Bankruptcy Filing.  The Plan of Reorganization, if successfully consummated, would result in a controlled liquidation of FCHC with the proceeds of the liquidation paid to the creditors of the Company, as received.

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

The Bankruptcy Filing would constitute an event of default under the Legacy Credit Agreement, which matured on March 31, 2012, and the Licensing Credit Agreement, with the Legacy Debt automatically due and payable but subject to the automatic stay and other provisions of the U.S. Bankruptcy Code.  Therefore, prior to the Bankruptcy Filing, FCHC will address with the Bank (i) issues with respect to FCHC as a party to the Licensing Credit Agreement, (ii) a waiver of any defaults under the Licensing Credit Agreement relating to the Bankruptcy Filing and (iii) a forbearance from the Bank on initiating collection proceedings or exercising its rights and remedies with respect to the cash collateral of $7.5 million pledged to the Bank under the Legacy Credit Agreement and Licensing Credit Agreement, until March 31, 2013.  Because neither FCHC nor FCMC is an obligor or guarantor under the Legacy Credit Agreement, FCHC and FCMC are not liable to the Bank for the indebtedness under the Legacy Credit Agreement, except for the $7.5 million pledged by FCHC and FCMC to the Bank as described above.

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

Expired Legacy Credit Agreement with the Bank

The Legacy Credit Agreement with the Bank matured and expired on March 31, 2012, and the outstanding balance of Legacy Debt at March 31, 2012 of $820.6 million remains due and unpaid.  The Company does not have the ability to repay the balance of the Legacy Debt.  The Bank, with notice, has the right to call an event of default under the Legacy Credit Agreement, but not the Licensing Credit Agreement between Franklin Holding and FCMC and the Bank and its participating lenders as amended, which does not include cross-default provisions that would be triggered by such an event of default under the Legacy Credit Agreement.  The Bank’s recourse in respect of the Legacy Credit Agreement is limited to the assets and stock of Franklin Holding’s subsidiaries, excluding the assets and stock of FCMC (except for a second-priority lien of the Bank on $7.5 million of cash collateral held as security under the Licensing Credit Agreement).  The Bank has not exercised the rights and remedies available to it with respect to the Legacy Debt.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Borrowings” and Note 9.

FCMC is not obligated to the Bank with respect to the Legacy Debt, except for the $7.5 million of cash collateral held as security under the Legacy Credit and Licensing Credit Agreements.

Expired Forbearance Agreement with the Bank

Prior to the agreements entered into with the Bank in connection with the March 31, 2009 restructuring (the “Restructuring Agreements”), our indebtedness was governed by forbearance agreements and prior credit agreements with the Bank.  Effective as of March 31, 2009, all of our borrowings, with the exception of the current amount of $38.2 million (referred to as the “Unrestructured Debt”), are governed by credit agreements entered into as part of the Restructuring Agreements.  The Unrestructured Debt was subject to the original terms of the forbearance agreements entered into with the Bank in December 2007 and subsequent amendments until its expiration on September 30, 2011, at which time the Unrestructured Debt became due.  In connection with the Restructuring Agreements, certain of the forbearance agreements to which subsidiaries of Franklin Holding were parties were collapsed into the Legacy Credit Agreement, while the forbearance agreement covering the Unrestructured Debt (the “Forbearance Agreement”) remained in place.  Although the Bank under the Forbearance Agreement had agreed not to exercise certain rights available to it due to the defaults under the 2004 master credit agreement governing the Unrestructured Debt, such restrictions are no longer effective since the Forbearance Agreement has now expired.  The Bank has not exercised the rights and remedies available to it with respect to the Unrestructured Debt.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Borrowings” and Note 9.

FCMC is not obligated to the Bank with respect to the Unrestructured Debt.

The Bank, which holds legal title to the commercial loans governing the Unrestructured Debt, has through participation agreements transferred 100% of the beneficial interest in the commercial loans to two parties, each holding a 50% beneficial interest in the commercial loans.  One of the participants is Bosco Credit III, LLC, a related party in which 50% of the membership interests are held by Thomas J. Axon, the Company’s Chairman and President.

New Servicing Agreement

On February 8, 2012, FCMC entered into an agreement (the “Terms Agreement”) with a trust of Bosco Credit II, LLC, for the subservicing of a pool of approximately 7,000 subordinate-lien residential mortgage loans.  Bosco Credit II, LLC is an entity of which the Chairman and President of FCHC and FCMC, Thomas J. Axon, is the sole member.

The servicing transfer was effective March 15, 2012, and FCMC is servicing the pool of subordinate-lien residential mortgage loans for a monthly servicing fee principally based on a percentage of monthly net collections and is entitled to reimbursement of certain third-party fees and expenses incurred by FCMC in the servicing and collection of the loans.  Pursuant to the Terms Agreement effective April 1, 2012, the subservicing of the mortgage loans are governed by a loan servicing agreement dated and made effective as of November 19, 2010 between FCMC and the Bosco Credit II, LLC trust (under which FCMC already has been subservicing approximately nineteen thousand loans) and a new servicing fee schedule for this pool of loans.  FCMC subservices the loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry.  The subservicing of the loans may be terminated without cause and penalty upon thirty days prior written notice.

Going Concern Uncertainty – Franklin Holding

The Company since September 30, 2007 has been and continues to be operating with significant operating losses and stockholders’ deficit.  At March 31, 2012, the Company’s outstanding indebtedness (the Total Debt) was approximately $858.7 million, which consisted of approximately $820.6 million of Legacy Debt due to the Bank and approximately $38.2 million of Unrestructured Debt, with substantially no remaining income-generating assets (other than FCMC, which but for cash collateral of $7.5 million held by FCMC and subject to liens of the Bank, is not liable for the Total Debt); and, consequently, the Company will not be able to pay off the outstanding balance of the Total Debt, which was due and payable effective March 31, 2012 with the maturity of the Legacy Credit Agreement.  Further, due to the September 30, 2011 expiration of the Forbearance Agreement, the approximately $38.2 million of Unrestructured Debt is due and payable in full as of September 30, 2011.  Without the continued cooperation and assistance from the Bank, the consolidated Franklin Holding’s ability to continue as a viable business is in substantial doubt, and it may not be able to continue as a going concern.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Borrowings” and Note 9.

The Company had a net loss attributed to common stockholders of $17.1 million for the three months ended March 31, 2012.  For the three months ended March 31, 2011, the Company had net income attributed to common stockholders of $14.3 million as a result of dividend income recognized during the three months ended March 31, 2011 representing the dividends paid for the third and fourth quarters of 2010 and the first quarter of 2011 by a REIT owned by the Bank (the “Bank’s REIT”).  Excluding the $31.9 million of dividend income recognized during the three months ended March 31, 2011, the Company would have recorded a net loss before taxes of approximately $17.4 million for the three months ended March 31, 2011.

The Company had a loss per common share for the three months ended March 31, 2012 of $2.13 both on a diluted and basic basis, compared to net income per common share of $1.79 on both a diluted and basic basis for the three months ended March 31, 2011.  At March 31, 2012, the Company’s stockholders’ deficit was $845.0 million.  At December 31, 2011, the Company’s stockholders’ deficit was $827.7 million.

The Company’s Business

The Company’s servicing business is conducted through FCMC, a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collections and recovery servicing, for third parties.

Franklin Credit Holding Corporation (FCHC).  Except for the mortgage servicing business conducted through FCMC, the business activities of Franklin Credit Holding Corporation and its subsidiary companies following the December 2008 holding company formation and corporate reorganization and 2009 debt restructuring (the “Restructuring” or “March 2009 Restructuring”) have principally consisted of making payments on the Legacy Debt in accordance with the Legacy Credit Agreement.  Payments made on the Legacy Debt generally have been limited to the cash flows received from the Bank’s trust (the “Trust”) and from the dividends received from the investment in preferred stock of the Bank’s REIT.  However, beginning with the September 2010 Transactions (as described in Note 9) with the Bank, and until May 23, 2011 when the Company entered into a settlement agreement covering the surrender and transfer of the Company’s investment in preferred stock and common stock of the Bank’s REIT subsidiary (the “REIT Securities”) held by the Company (and pledged as collateral under the Legacy Credit Agreement) with the Bank (the “Settlement Agreement”), payments made on the Legacy Debt generally have been limited principally to the cash flows received from dividends received from the investment in preferred stock of the Bank’s REIT.  Subsequently, as a result of the Company’s surrender and transfer of the REIT Securities to the Bank, the Company, as of May 2011, is left without what had been essentially the remaining principal cash-flow generating asset available to service the outstanding principal balance of the Legacy Debt.  The Company is unable to pay the principal balance of the Legacy Debt, which matured unpaid on March 31, 2012.  The Company’s remaining cash flows available to service the outstanding principal balance of the Total Debt are solely from the Notes receivable held for sale, net (the collateral for the Unrestructured Debt), which at March 31, 2012 amounted to $38.2 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Borrowings” and Note 9.

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

Franklin Credit Management Corporation (FCMC). Since the Reorganization that took effect in December 2008 and the March 2009 Restructuring, the Company’s operating business has been conducted principally through FCMC, a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collection and recovery servicing, and in the due diligence, analysis, pricing and acquisition of residential mortgage portfolios, for third parties.  FCMC, the servicing company within Franklin Holding’s consolidated group of companies, has positive net worth, and all assets, except for cash collateral of $7.5 million, and its equity are free from pledges to the Bank (other than a 10% interest in future monetizing transactions, minus $4 million).  Except for such cash collateral, the Company’s Total Debt is not an obligation of FCMC.

At March 31, 2012, FCMC had total assets of $27.2 million and had stockholders’ equity of $12.9 million.  Under Amendment No. 2 to the Licensing Credit Agreement with the Bank, FCMC has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility with the Bank, and cash collateral securing the revolving loan and letter of credit facilities of $7.5 million.  The Licensing Credit Agreement expires on September 30, 2012.At March 31, 2012, FCMC had no debt outstanding under the revolving line and approximately $4.7 million of letters of credit under the Licensing Credit Agreement.

The Company, through FCMC, following the loan sales by the Bank of its collateral (loans originated and acquired previously by the Company) in July and September 2010, has provided third party loan servicing, collection and recovery services for entities primarily related to Mr. Axon.  Effective as of September 30, 2010, FCMC has been operating its servicing, collections and recovery business free of pledges of its stock and free of significant restrictive covenants under the Legacy Credit Agreement with the Bank, which governs the substantial debt owed to the Bank by subsidiaries of FCHC, other than FCMC.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Franklin Credit Management Corporation (FCMC)” and Note 9.

Loan Servicing and Collection Operations

At March 31, 2012, our specialty servicing and collection business, conducted solely through FCMC, consisted of 67 servicing and collection employees who serviced and provided recovery collection services and actively managed approximately 38,000 loans and real estate properties (with an unpaid principal balance of approximately $1.91 billion), including a total of approximately 28,500 first and second-lien loans for the Bosco entities, which are related-party entities of FCMC, as follows: approximately 2,100 home equity loans for Bosco Credit, LLC (“Bosco I”); approximately 25,300 subordinate-lien loans for Bosco Credit II, LLC (“Bosco II”), including approximately 7,100 subordinate-lien residential mortgage loans purchased by Bosco II and serviced for Bosco II effective March 15, 2012; approximately 500 actively serviced first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses, and approximately 600 actively serviced loans (representing 100% of the loans securing the Unrestructured Debt) underlying a 50% participation interest in each of the commercial loans to the Company covering that portion of the Company’s Unrestructured Debt with the Bank, for Bosco Credit III, LLC (“Bosco III”); and, approximately 7 real estate owned properties serviced for Bosco Credit IV, LLC (“Bosco IV”).

Included in the Company’s consolidated revenues were servicing fees recognized from servicing the portfolios for the Bosco entities of $1.4 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively (representing approximately 60% and 58% of the total servicing revenues earned during the three months ended March 31, 2012 and 2011, respectively).

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

Collections.  The main objective of our collections function is to ensure loan performance through maintaining contact with our servicing and recovery collection clients’ borrowers.  Our collections agents continuously review and monitor the status of collections and individual loan payments in order to proactively identify and solve potential collection problems.  When a loan becomes seven days past due, our collections agents begin making collection calls and generating past-due letters.  Our collections group attempts to determine whether a past due payment is an aberration or indicative of a more serious delinquency.  If the past due payment appears to be an aberration, we emphasize a cooperative approach and attempt to assist the borrower in becoming current or arriving at an alternative repayment arrangement.  Upon a serious delinquency, by which we mean a delinquency of sixty-one days or more by a borrower, or the earlier determination by our collections group based on the evidence available that a serious delinquency is likely, the loan is typically transferred to our loss mitigation group.  We employ a range of strategies to modify repayment terms in order to enable the borrower to make payments and ultimately cure the delinquency, or focus on expediting the foreclosure process so that loss mitigation can begin as promptly as practicable.

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

Home Affordable Modification Program

In September 2009, FCMC voluntarily entered into an agreement to actively participate as a mortgage servicer in the Federal government’s HAMP program for first-lien mortgage loans that are not owned or guaranteed by Fannie Mae or Freddie Mac.  HAMP is a program for consenting servicing clients, with borrower, mortgage servicer, and mortgage loan owner incentives, designed to enable eligible borrowers to avoid foreclosure through a more affordable and sustainable loan modification made in accordance with HAMP guidelines, procedures, directives, and requirements.  If a borrower is not eligible for HAMP, FCMC considers other available loss mitigations options, as appropriate for the consenting owner of the loans serviced.

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

While FCMC is licensed throughout the country in states that regulate its activities, state regulators may impose additional ongoing obligations on licensees, such as maintaining certain minimum net worth or line of credit requirements.

On August 24, 2011, new regulations were adopted by the New York State Banking Department (which is now a part of the New York State Department of Financial Services) that lowered minimum Adjusted Net Worth requirements to a minimum of at least $250,000 plus ¼ of 1% of the outstanding principal balance of aggregate mortgage loans serviced (whether or not in New York), provided, that, if such person is solely a third-party servicer (as defined in the regulations) with respect to certain mortgage loans and owns other mortgage loans or the servicing rights thereto, it shall maintain net worth of at least $250,000 plus ¼ of 1% of the outstanding principal balance of the non third-party servicer loans and ¼ of 1% of the outstanding principal amount of the New York mortgage loans for which it is a third-party servicer.  FCMC is in compliance with such requirements.  However, its application to be a registered mortgage servicer is still pending with the New York State Department of Financial Services.

Due Diligence Services

During 2008, capitalizing on our acquisition experience with residential mortgage loans, FCMC began providing services for third parties not related to us or the Bank, on a fee-paying basis.  During the quarter ended March 31, 2012, we were engaged in a due diligence assignment principally for one third party.

Financing

The Company’s Legacy Credit Agreement expired unrenewed and the Legacy Debt became due and payable in full as of March 31, 2012, and the Unrestructured Debt became due and payable in full as a result of the expiration of the Forbearance Agreement with the Bank on September 30, 2011.  The Legacy Debt and the Unrestructured Debt remain unpaid.

The Licensing Credit Agreement expires on September 30, 2012.

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

Through the Licensing Credit Agreement, FCMC and FCHC have available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility with the Bank, which is secured by cash collateral of $7.5 million.  At March 31, 2012, there was no debt outstanding under the revolving line and approximately $4.7 million of FCMC letters of credit under the Licensing Credit Agreement with the Bank.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Borrowings” and Note 9.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements.  However, these unaudited Consolidated Financial Statements include all normal and recurring adjustments that management believes necessary for a fair statement of results for the periods.  These unaudited Consolidated Financial Statements do not necessarily indicate the results that may be expected for the full year; the interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

Certain classifications in the prior period's Consolidated Financial Statements have been reclassified for comparative purposes to conform to the current period presentation.  These reclassifications had no effect on the previously reported net income.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s estimates and assumptions primarily arise from uncertainties and changes associated with interest rates, credit exposure and fair market values of its investment in Notes receivable held for sale.  Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends, market values and interest rates and other conditions may occur that could cause actual results to differ materially.  For additional information refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission, and, if applicable, Quarterly Reports on Form 10-Q, which the Company urges investors to consider.

Basic and diluted net loss per share is calculated by dividing net loss attributed to common shareholders by the weighted average number of common shares outstanding during the period.  The effects of warrants, restricted stock and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive.  Dilutive potential common shares are calculated using the treasury stock method.  For the three months ended March 31, 2012 and 2011, 230,000 and 229,000 stock options, respectively, were not included in the computation of net loss per share because they were antidilutive.

Subsequent events have been evaluated through the date of the filing of this Form 10-Q.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income.  The guidance becomes effective for interim and annual periods beginning on or after December 15, 2011.  Further, in December 2011, FASB issued Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.  ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of AOCI in both net income and OCI on the face of the financial statements.  All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  Since ASU No.2011-05 and ASU No. 2011-12 will only change the format of financial statements, the adoption of these ASUs did not have a material effect on a Company’s consolidated financial position and results of operations.

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

At March 31, 2012 and December 31, 2011, the Company had $11.4 million and $12.4 million, respectively, in cash and cash equivalents.  Included in Cash and cash equivalents at both March 31, 2012 and December 31, 2011 was pledged cash to the Bank of $7.5 million under the Licensing Credit Agreement (secured by a first-priority lien) and Legacy Credit Agreement (secured by a second-priority lien).

4.	RESTRICTED CASH

Restricted cash represents cash held for third parties.  Restricted cash representing interest, principal and other collections received from servicing portfolios for third-party clients amounted to $12.0 million and $11.5 million at March 31, 2012 and December 31, 2011, respectively.  Included in Restricted cash was $553,000 and $721,000 at March 31, 2012 and December 31, 2011, respectively, which represents principal and interest collections received on the Company’s portfolio of notes receivable and loans held for investment prior to the 2009 Restructuring, which had been serviced for the Bank subsequent to the 2009 Restructuring, that is being held in reserve by the Bank, substantially all of which is required to pay down the Legacy Debt obligations with the Bank.

5.	INVESTMENT IN PREFERRED AND COMMON STOCK (HUNTINGTON REIT SECURITIES)

Due to the surrender of the REIT Securities in May 2011, there was no investment in REIT securities at March 31, 2012 or December 31, 2011.  The Company’s investment in REIT Securities included preferred and common stocks of the Bank’s REIT.

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

In February 2011, the Company was advised that the REIT board in February declared dividends on the REIT Securities for the two quarterly periods ended September 30 and December 31, 2010, and also declared a dividend for the full year of 2011.  On March 31, 2011, the Company received the declared dividends on the REIT Securities in the amount of $63.8 million, of which $31.9 million was recognized as Dividend income in the three months ended March 31, 2011, representing dividends paid for the last two quarters of 2010 and the first quarter of 2011.  The dividends paid on March 31, 2011 for the subsequent three quarterly periods ending December 31, 2011 in the amount of $31.9 million, which were deferred, were recognized as Dividend income in the three months ended June 30, 2011 due to the surrender of the REIT Securities to the Bank on May 23, 2011.  See Note 9.

6.	INVESTMENT IN NOTES RECEIVABLE HELD FOR SALE

Notes receivable held for sale, carried at lower of cost or estimated fair value, as of March 31, 2012 and 2011 consisted principally of the Company’s loans securing the Unrestructured Debt.  Activity for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011

Balance, January 1	$2,430,199	$2,857,312

Principal payments	(134,689)	(178,848)
Loans written off	(10,803)	(3,819)
Fair value adjustments, net	60,957	99,128

Balance, March 31	$2,345,664	$2,773,773

The fair value adjustments during the quarter ended March 31, 2012 and March 31, 2011 represented gains on the principal payments on the Notes receivable held for sale.

7.	FAIR VALUATION ADJUSTMENTS

Fair valuation adjustments include adjustments in the fair value of the Investment in trust certificates, the Nonrecourse liability, and adjustments to the lower of cost or market related to Mortgage loans and real estate held for sale, and for losses on sales of real estate owned.

At March 31, 2012 and December 31, 2011, there was no remaining balance of the Investment in trust certificates.  Prior to December 31, 2011, the balance represented the estimated fair value of the Company’s pro rata share of the remaining real estate owned properties underlying the Investment in trust certificates that were not sold by the Bank’s Trust in the third and fourth quarter 2010 loan sales and in the May 2011 sale of essentially most of the remaining real estate owned properties underlying the Investment in trust certificates.  From May 2011 until year-end 2011, the Investment in trust certificates represented a small number of real estate owned (REO) properties that remained in the Trust.

At March 31, 2012 and December 31, 2011, there was no balance remaining of Mortgage loans and real estate held for sale, and the corresponding Nonrecourse liability, due to the sales of principally all of the loans held by the Bank’s Trust in the sales that occurred in July, September and December 2010.

The following table sets forth the activity affecting the fair valuation adjustments for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Gain on REO sold	$-	$417,971
Valuation gain on notes receivable	60,957	99,128
Other adjustments	(10,803)	(1,236,309)

Fair valuation adjustments	$50,154	$(719,210)

Other adjustments during the quarter ended March 31, 2012 include loans charged off of approximately $11,000.  Other adjustments during the quarter ended March 31, 2011 include estimated fair market value adjustments to offsets to the REO gains of approximately $928,000 and a $308,000 charge-off of the receivable outstanding from the loan sales by the Trust and the Bank in 2010 due to the uncertainty that currently exists for future collectability.

8.	DERIVATIVES

At of March 31, 2012 and December 31, 2011, the Company had no interest rate swap agreements in place to potentially reduce the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in the 1-month London Interbank Offered Rate (“LIBOR”).

In conjunction with the March 2009 Restructuring, and at the request of the Bank, effective March 31, 2009, the Company exercised its right to terminate two non-amortizing fixed-rate interest rate swaps with the Bank, with an aggregate notional amount of $390 million.  The total termination fee for cancellation of the swaps was $8.2 million, which prior to a release granted under the settlement agreement with the Bank on May 23, 2011, was payable only to the extent cash became available under the waterfall provisions of the Legacy Credit Agreement, and only after the outstanding balance of tranche A debt, owed to the Bank would have been paid in full.  The carrying value included in Accumulated other comprehensive loss (“AOCL”) within stockholders’ equity related to the terminated hedges was amortized to earnings over time.

As of December 31, 2008, the Company removed the hedge designations for its cash flow hedges.  As a result, the Company continued to carry the December 31, 2008 balance related to these hedges in AOCL.  The balance in AOCL was amortized to earnings as part of interest expense in the same period or periods during which the hedged forecasted transaction affected earnings.

During the three months ended March 31, 2011, the net impact of the cash flow hedges was an increase of $2.0 million to interest expense, inclusive of $1.8 million of amortization of the AOCL balance reclassified from AOCL into earnings, and the cost of the existing hedges in the amount of $272,000 (prior to the early termination of the remaining interest-rate swaps), which was somewhat offset by an increase of $77,000 in the fair value of the existing swaps (prior to the early termination of the remaining interest-rate swaps).

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

All of the Company’s interest rate swaps agreements had been executed with the Bank.

9.	NOTES PAYABLE AND FINANCING AGREEMENTS

The Legacy Debt became due and payable in full on March 31, 2012 and the Unrestructured Debt became due and payable in full on September 30, 2011, both of which remain unpaid.  As a result of the expiration of the Legacy Credit Agreement on March 31, 2012, the Company wrote off of the remaining balance of the Deferred financing costs in the amount of $4.1 million and the remaining balance of debt discount in the amount of $103,000 attributable to the Legacy Debt that matured unrenewed.

At March 31, 2012, FCMC had no borrowed funds outstanding under the revolving line of its Licensing Credit Agreement with the Bank (borrowed funds outstanding under the revolving line would be shown on the Company’s balance sheet as Financing Agreements).

As of March 31, 2012, the Company had total borrowings, Notes payable and Financing agreements, of $858.7 million under the Restructuring Agreements entered into in March 2009, of which $820.6 million was subject to the Legacy Credit Agreement and $38.2 million was Unrestructured Debt that remained under a credit facility excluded from the Restructuring Agreements.  During the quarter ended March 31, 2012, $11.8 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid.

Substantially all of the Legacy Debt and the Unrestructured Debt (collectively the Total Debt) was incurred in connection with the Company’s purchase and origination of residential 1-4 family mortgage loans prior to December 2007.  The Company ceased to acquire and originate loans in November 2007 and, under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the Bank.  As of March 31, 2012, all of the debt under the Company’s credit facilities is secured by pledged cash in the amount of $7.5 million and certain other assets, including 100% of the equity interests in all direct and indirect subsidiaries of Franklin Holding, but not FCMC.  The assets of our servicing subsidiary, FCMC (other than $7.5 million of cash collateral held as security under the Licensing Credit Agreement on which the Bank has a second-priority lien under the Legacy Credit Agreement), are not pledged as collateral for the Legacy Debt.  The borrowings under the Legacy Credit Agreement (the Legacy Debt) and the Unrestructured Debt (collectively the Total Debt) are shown in the Company’s financial statements as “Notes payable” (also referred to as term debt).

As a result principally of the voluntary surrender and transfer to the Bank of the REIT Securities in May 2011, the Company has no remaining source of cash flow to be applied to pay interest and principal on the Legacy Debt.  The Company’s sole remaining available source of cash flow to be applied to pay interest and principal on the Unrestructured Debt is from the loans and real estate owned properties that comprise the Notes receivable held for sale, net.  The loans and real estate owned properties that comprise the Notes receivable held for sale collateralize the Unrestructured Debt.

Expired Legacy Credit Agreement

The Legacy Credit Agreement expired unrenewed and became due and payable in full on March 31, 2012.  The outstanding balance of Legacy Debt was $820.6 million at March 31, 2012.  Since the Company is left essentially without any cash-flow generating assets available to service the outstanding principal balance of the Legacy Debt, the Company was unable to pay the principal balance of the Legacy Debt due at the March 31, 2012 maturity of the Legacy Credit Agreement, or the Unrestructured Debt that became due and payable in full as of September 30, 2011.  Both the Legacy Debt and the Unrestructured Debt remain unpaid.  See – “Expired Forbearance Agreement with Lead Lending Bank.”

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

•	a reduction of the outstanding balance of the Bank’s portion of tranche A debt in the amount of $478 million;

•	full satisfaction of indebtedness relating to the interest rate swaps totaling approximately $14.7 million;

•	an amendment to the Legacy Credit Agreement and associated pledge agreement (as described below);

•	a discharge of the limited recourse guarantee of Franklin Holding under the Legacy Credit Agreement;

•	a waiver of the Specified Default;

•	an amendment to the Licensing Credit Agreement; and,

•	a comprehensive release of claims by the Company in favor of the Bank and its lending participants.

In February 2011, the Company was advised that the REIT board in February 2011 declared dividends on the REIT Securities for the two quarterly periods ended December 31 and September 30, 2010, and also declared a dividend for the full year of 2011.  On March 31, 2011, the Company received the declared dividends on the REIT Securities in the amount of $63.8 million, of which $31.9 million was recognized in the three months ended March 31, 2011 representing dividends paid for the last two quarters of 2010 and the first quarter of 2011.  The dividends paid on March 31, 2011 for the three quarterly periods ended December 31, 2011 in the amount of $31.9 million, which were deferred, were recognized in earnings in the three months ended June 30, 2011 due to the surrender of the REIT Securities to the Bank on May 23, 2011.  In addition, as a result of the full satisfaction of indebtedness relating to the interest rate swaps, the Company recognized a gain on the settlement of the swap liability in the quarter ended June 30, 2011 totaling approximately $14.7 million.  See Notes 5 and 9.

As a result of the Company voluntarily surrendering and transferring to the Bank the REIT Securities, the Company’s principal source of cash flow to meet its obligations with respect to the Total Debt remaining after the surrender of the REIT Securities, which at March 31, 2012 was approximately $858.7 million, was eliminated.  Since the Company is left without what had been principally the remaining cash-flow generating assets available to service the outstanding principal balance of the Legacy Debt, accrued and unpaid interest has been added, and will continue to be added, to the outstanding principal balance of the Legacy Debt, and the Company was unable to pay the principal balance of the Legacy Debt, or the Unrestructured Debt, at the maturity of the Legacy Credit Agreement on March 31, 2012.

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

Restructuring Agreements with Lead Lending Bank

December Sale of Remaining Loans and Participation Interest in Unrestructured Debt with the Bank

In December 2010, Bosco III, which is owned 50% by the Company’s Chairman and President, Thomas J. Axon, purchased $174 million of principally charge-off first and subordinate-lien loans sold by the Bank’s Trust, which were the remaining loans (other than real estate owned properties) held by the Bank’s Trust, and also purchased from the Bank a 50% participation interest in each of the commercial loans to the Company covering that portion of the Company’s debt (the Unrestructured Debt) with the Bank (the “December Loan Sale”).  See – “Expired Forbearance Agreement with Lead Lending Bank.”

At of March 31, 2012, the Unrestructured Debt totaled approximately $38.2 million and is secured by approximately 600 loans, for which FCMC is the loan servicer, and certain Company entities are the beneficial owners.  Although the Unrestructured Debt is due and payable to the Bank on behalf of its lending participants (which include a related party entity, Bosco III, that has a 50% beneficial ownership in the commercial loans governing the Unrestructured Debt) due to the expiration of the Forbearance Agreement on September 30, 2011, the Bank has not exercised any rights or remedies available to it under the Company’s 2004 master credit agreement.

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

FCMC also has one servicing contract with certain Company entities for the mortgage loans collateralizing the Unrestructured Debt, with servicing fees and expenses paid out of collections on the mortgage loans (to which the Bank and its participants, including Bosco III, have consented).

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

In consideration of Mr. Axon’s undertaking the obligations required of him under the agreement, and various guarantees and concessions previously provided by Mr. Axon for the Company’s benefit, the Company’s Audit Committee agreed, subject to specific terms to be negotiated with the Company and Mr. Axon, to the transfer to Mr. Axon of a number of shares of FCMC common stock currently held by FCHC representing 10% of FCMC’s outstanding shares, effective upon the closing of the September Loan Sale and the release of FCHC’s pledge of 70% of the outstanding shares of FCMC as security for the Legacy Credit Agreement.  See Note 10.

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

The Legacy Credit Agreement expired unrenewed and the Legacy Debt was due and payable on March 31, 2012.  The Legacy Debt remains unpaid.

Amendment to Licensing Credit Agreement.  On September 22, 2010, FCHC and FCMC entered into an amendment to the Licensing Credit Agreement with the Bank.  Various definitions, terms and FCMC-related covenants were amended to permit a change of control of FCMC as part of the Proposed Restructuring, to effectuate the release of the Real Estate (subject to the agreement of the applicable administrative agents and the lenders to release the same pursuant to the terms of the Restructuring Agreements), eliminate any cross defaults resulting from any default under the Legacy Credit Agreement; permit incurrence of liabilities for indebtedness subject to the prior written consent of the Bank, which consent shall not be unreasonably withheld or delayed; and, eliminate the provision that FCMC shall, to the extent permitted by applicable law, no less frequently than semi-annually, within forty-five days after each June 30th and December 31st of each calendar year, make pro rata dividends, distributions and payments to FCMC’s shareholders and the Bank under the Legacy Credit Agreement.  In addition, the Licensing Credit Agreement and the revolving loan and credit facilities thereunder were extended to September 30, 2011.  The Licensing Credit Agreement was further extended by the Bank on May 23, 2011 to September 30, 2012.

Amendment to Servicing Agreement with the Bank.  On September 22, 2010, the Servicing Agreement was amended to eliminate any cross-default provisions resulting from any default under the Legacy Credit Agreement.

EBIDTA Payment.  On September 22, 2010, the Bank cancelled and terminated the obligations to make any EBITDA payments under the July 2010 Transaction (see below).

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

The Letter Agreement and the July Loan Sale collectively are referred to as the “July 2010 Transaction.”

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

The Letter Agreement included terms amending, or committing the Bank, FCMC, the Company, and related parties to amend certain of the March 2009 Restructuring Agreements entered into in connection with the Company’s Restructuring with the Bank on March 31, 2009, including the existing relationships under the Legacy Servicing Agreement, the Legacy Credit Agreement, and the Licensing Credit Agreement, and FCMC to commit to make certain payments to the Bank.  Additionally, the Letter Agreement set forth certain mutual commitments of the parties with respect to the Company’s consideration of a restructuring or spinoff of its ownership of FCMC (a “Potential Restructuring”), as well as certain guaranties of Mr. Axon, the Chairman and President of the Company and FCMC.

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

•
FCMC and the Trust entered into the a new servicing agreement with the Trust (the “New Trust Servicing Agreement”) on July 30, 2010 and effective August 1, 2010, relating to the servicing of the loans and real estate properties previously serviced under the Legacy Servicing Agreement, other than those sold in the July Loan Sale (see below).

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

Loan Sale Servicing Agreement with Purchaser.  On July 20, 2010, but effective as of July 1, 2010, FCMC entered into a loan servicing agreement with the third-party Purchaser (the Loan Sale Servicing Agreement), pursuant to which FCMC provides servicing for the loans acquired by the Purchaser in the July Loan Sale.  The Purchaser, which is now the second largest servicing client of FCMC, has the right to terminate the servicing of any of such loans without cause upon ninety (90) calendar days prior written notice, subject to the payment of a termination fee for each such loan terminated.  Pursuant to the Loan Sale Servicing Agreement, FCMC services the loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry.

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

Expired Forbearance Agreement with Lead Lending Bank

Prior to the March 2009 Restructuring Agreements entered into with Huntington, our indebtedness was governed by forbearance agreements and prior credit agreements with Huntington.  Effective as of March 31, 2009, all of our borrowings, with the exception of the Unrestructured Debt, are governed by credit agreements entered into as part of the Restructuring Agreements.  The Unrestructured Debt, which is due and payable as of September 30, 2011 under the Company’s 2004 master credit agreement with Huntington, was subject to the original terms of the Forbearance Agreement entered into with the Bank in December 2007 and subsequent amendments thereto prior to expiration pursuant to their terms on September 30, 2011.  Although the Bank under the Forbearance Agreement had agreed not to exercise certain rights available to it due to the defaults under the 2004 master credit agreement governing the Unrestructured Debt, such restrictions are no longer effective since the Forbearance Agreement has now expired.

The Bank has not exercised the rights and remedies available to it with respect to the Unrestructured Debt.  FCMC is not obligated to the Bank with respect to the Unrestructured Debt and any references to FCMC in the Company’s 2004 master credit agreement governing the Unrestructured Debt were amended to refer to Franklin Asset.

March 2009 Restructuring

On March 31, 2009, Franklin Holding, and certain of its direct and indirect subsidiaries, including Franklin Credit Management Corporation, entered into the Restructuring Agreements with the Bank, successor by merger to Sky Bank, pursuant to which the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, and approximately 83% of the Company’s loan portfolio was transferred to the Bank’s REIT.

The Restructuring did not include a portion of the Company’s debt (the Unrestructured Debt), which as of March 31, 2009 totaled approximately $40.7 million.  The Unrestructured Debt is due and payable as of September 30, 2011.

10.	NONCONTROLLING INTEREST

For the Company’s consolidated majority-owned subsidiary (FCMC) in which the Company owns less than 100% of the total outstanding common shares of stock, the Company recognizes a noncontrolling interest for the ownership interest of the noncontrolling interest holder, the Company’s Chairman and President, and principal stockholder, Thomas J. Axon.  The noncontrolling interest represents the minority stockholder’s proportionate share of the equity of FCMC.  At March 31, 2012 and December 31, 2011, the Company owned 80% of FCMC’s capital stock, and Mr. Axon owned 20%.  The 20% equity interest of FCMC that is not owned by the Company is shown as Noncontrolling interest in subsidiary in the Company’s Consolidated Financial Statements.  See Note 9.

The change in the carrying amount of the Noncontrolling interest in subsidiary for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011

Balance, January 1	$2,792,605	$3,174,632
Non-dividend distribution	(40,726)	-

Net (loss)/income attributed to noncontrolling interest	(170,000)	8,860

Balance, March 31	$2,581,879	$3,183,492

The non-dividend distribution of $41,000 during the quarter ended March 31, 2012 represents the noncontrolling interest portion of an intercompany receivable due from FCHC to its servicing subsidiary company (FCMC), which was charged off by FCMC in the quarter ended March 31, 2012 as not collectible.

11.	CERTAIN CONCENTRATIONS

Third Party Servicing Agreements – The Company’s specialized servicing business is conducted solely through FCMC, which is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized loan collection and recovery servicing, for third parties.  The portfolios serviced for other entities, as of March 31, 2012, were heavily concentrated with loans serviced for related parties (which consist primarily of loans previously acquired and originated by the Company’s entities, transferred to the Trust and then subsequently sold by the Trust to third parties).  At March 31, 2012, FCMC had five significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate; four with related parties (Bosco I, Bosco II (including approximately 7,100 subordinate-lien residential mortgage loans purchased by Bosco II and serviced for Bosco II effective March 15, 2012) and Bosco III); and one with an unrelated third party.  We also had one servicing contract remaining with the Bank for the remaining real estate properties not sold by the Bank’s Trust or the Bank in the July Loan Sale, September Loan Sale, the December Loan Sale and the sale of owned real estate in May 2011.  At March 31, 2012, we serviced and provided recovery collection services on a total population of approximately 28,500 loans (representing approximately 75% of the total number of loans serviced), with approximately $1.32 billion of unpaid principal balance (representing approximately 69% of the total unpaid principal balance serviced), for the Bosco-related entities.  The servicing revenues earned from servicing the Bosco entities represented approximately 60% and 58% of the total servicing revenues earned during the three months ended March 31, 2012 and 2011, respectively.  See Note 12.

The following table summarizes percentages of total principal balances by the geographic location of properties securing the residential mortgage loans serviced for other entities at March 31, 2012:

Location	March 31, 2012

California	23.97%
Florida	11.35%
New York	6.59%
New Jersey	5.61%
Texas	5.15%
Illinois	3.57%
Nevada	3.50%
Georgia	2.83%
Maryland	2.82%
Virginia	2.73%
All Others	31.88%
100.00%

Financing – All of the Company’s existing debt and available credit facility is with one financial institution, Huntington.

12.	RELATED PARTY TRANSACTIONS

Bosco-Related Entities – At March 31, 2012, our servicing and collection business, conducted solely through FCMC, consisted of approximately 28,500 first and second-lien loans for the Bosco entities, which are related-party entities of FCMC: approximately 2,100 home equity loans for Bosco I; approximately 25,300 subordinate-lien loans for Bosco II, including approximately 7,100 subordinate-lien residential mortgage loans purchased by Bosco II and serviced for Boaco II effective March 15, 2012; approximately 500 actively serviced first and subordinate-lien loans that are in principally bankruptcy, foreclosure or charge-off statuses, and approximately 600 actively serviced loans (representing 100% of the loans securing the Unrestructured Debt) underlying a 50% participation interest in each of the commercial loans to the Company covering that portion of the Company’s Unrestructured Debt with the Bank, for Bosco III; and, approximately 7 real estate owned properties serviced for Bosco IV.

Included in the Company’s consolidated revenues were servicing fees recognized from servicing the portfolios for the Bosco-related entities of $1.4 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively.

Bosco I Servicing Agreement.  On May 28, 2008, FCMC entered into various agreements, including a servicing agreement, to service on a fee-paying basis for Bosco I approximately $245 million in residential home equity line of credit mortgage loans.  Bosco I was organized by FCMC, and the membership interests in Bosco I include the Company’s Chairman and President, Thomas J. Axon, and a related company of which Mr. Axon is the chairman of the board and three of the Company’s directors serve as board members.  The loans that are subject to the servicing agreement were acquired by Bosco I on May 28, 2008.  FCMC’s servicing agreement was approved by its Audit Committee.  The Bosco I lending agreement expired on May 28, 2011 without being renewed or extended.  Although Bosco I is still the owner of the collateral and FCMC remains as the servicer of the mortgage loans, it is uncertain whether the lenders at some time in the future will foreclose on the collateral or continue in the foreseeable future to permit FCMC to remain the servicer of the mortgage loans.  The Bosco I servicing agreement also expired on May 28, 2011.

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

As of March 31, 2012, the Company had no outstanding accrued and unpaid servicing fees due from Bosco I other than the servicing fee due for the current month of March 2012, which was received in April 2012, and $32,000 in outstanding reimbursable third-party expenses, which also was received in April 2012, incurred by FCMC in the servicing and collection of the Bosco I loans.  As March 31, 2012, no deferred servicing fees per the Bosco I amendments have been accrued, and all such amounts remain unpaid.

Included in the Company’s consolidated revenues were servicing fees recognized from servicing the Bosco I portfolio of $160,000 and $156,000 for the three months ended March 31, 2012 and 2011, respectively.  Due to a dispute among Bosco I and its lenders in 2009 regarding the May 28, 2011 maturity of the Bosco I lending agreement, the Company did not recognize any administrative fees for the three months ended March 31, 2012 and 2011 and Bosco I did not pay for any fees for such services provided during the three months ended March 31, 2012 and 2011.

Bosco II Servicing Agreement.  On September 22, 2010, FCMC entered into a servicing agreement with Bosco II and a trust to service and collect loans purchased by Bosco II from an indirect subsidiary of the Bank’s Trust. 100% of the membership interest in Bosco II is held by the Company’s Chairman and President, Thomas J. Axon.  The Bosco II Servicing Agreement governs the servicing of approximately 18,200 loans.  Pursuant to the Bosco II Servicing Agreement, FCMC services the loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry.  The Bosco II Servicing Agreement may be terminated without cause and penalty upon thirty days prior written notice.

FCMC also provided the loan analysis and certain other services for Bosco II for the loans acquired by Bosco II and will perform various administrative and bookkeeping services for Bosco Credit II at the rate of $1,500 per month.  FCMC’s servicing agreement and administrative services agreement with Bosco II were approved by its Audit Committee.

On February 8, 2012, FCMC, entered into the Terms Agreement, effective April 1, 2012, with the trust for Bosco II to service an additional pool of approximately seven thousand subordinate-lien residential mortgage loans for a monthly servicing fee principally based on a percentage of monthly net collections.  FCMC is entitled to reimbursement of certain third-party fees and expenses incurred by FCMC in the servicing and collection of the loans.  The servicing of these loans may be terminated without cause and penalty upon thirty days prior written notice.

The servicing transfer was effective March 15, 2012, and FCMC is servicing the pool of subordinate-lien residential mortgage loans for a monthly servicing fee principally based on a percentage of monthly net collections and is entitled to reimbursement of certain third-party fees and expenses incurred by FCMC in the servicing and collection of the loans.  Pursuant to the Terms Agreement effective April 1, 2012, the subservicing of the mortgage loans are governed by a loan servicing agreement dated and made effective as of November 19, 2010 between FCMC and the Bosco Credit II, LLC trust (under which FCMC already has been subservicing approximately 18,000 loans) and a new servicing fee schedule for this pool of loans.  FCMC subservices these loans subject to customary terms, conditions and servicing practices for the mortgage servicing industry.  The subservicing of the loans may be terminated without cause and penalty upon thirty days prior written notice.

FCMC facilitated the purchase of the loans by the trust and Bosco II in order to enter into the Terms Agreement and obtain the subservicing of the additional Bosco II pool of loans by temporarily advancing $650,000, which has since been reimbursed, toward the purchase price of such loans.

Included in the Company’s consolidated revenues for the three months ended March 31, 2012 and 2011 were servicing fees recognized from servicing the Bosco II portfolios of approximately $1.1 million and $1.5 million, respectively.

Bosco III Servicing Agreement and Participation Interest in Unrestructured Debt with the Bank.  In January 2011, effective December 2010, FCMC entered into a servicing agreement with Bosco III to service and collect charge-off loans purchased by Bosco III from the Bank’s Trust (the remaining loans then held by the Bank’s Trust) and purchased from the Bank a 50% participation interest in each of the commercial loans to the Company covering that portion of the Company’s debt with the Bank, the Unrestructured Debt, in the amount of approximately $38.2 million (FCMC is the loan servicer for certain Company entities that are the beneficial owners of the loans securing the Unrestructured Debt).  50% of the membership interest in Bosco III is held by the Company’s Chairman and President, Thomas J. Axon.

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

Included in the Company’s consolidated revenues for the three months ended March 31, 2012 and 2011 were servicing fees recognized from servicing the Bosco III portfolio of approximately $99,000 and $66,000, respectively.

Bosco IV Servicing Agreement.  In May 2011, the Bank’s Trust sold thirteen (13) of its remaining REO properties to Bosco IV, a third-party entity controlled by Mr. Axon.

Pursuant to the Bosco IV Servicing Agreement, FCMC services the REO properties subject to customary terms, conditions and servicing practices for the mortgage servicing industry.  FCMC’s services may be terminated with respect to some or all of the assets without cause and without penalty on 30 days prior written notice.  From time-to time reimbursement of third-party expenses advanced by FCMC as servicer in the normal course of servicing the Bosco IV portfolio may be deferred when collections are not sufficient to cover the full amount of such expenses.  When third-party expense reimbursements are deferred, payment terms are established based on future servicing cash collections.

Included in the Company’s consolidated revenues for the three months ended March 31, 2012 were servicing fees recognized from servicing the Bosco IV portfolio of approximately $6,000.

Other Significant Related Party Transactions with the Company’s Chairman – In September 2010, FCMC’s audit committee authorized a 22% commission (minus certain expenses) to Hudson Servicing Solutions, LLC (“Hudson”), a procurer of force-placed insurance products for FCMC, with respect to force-placed hazard insurance coverage maintained on FCMC’s remaining portfolio of mortgage loans and mortgage loans serviced for third parties.  The sole member of Hudson is RMTS, LLC, of which Mr. Axon, the Company’s Chairman and President, is the majority owner.

FCMC entered into a collection services agreement, effective December 23, 2009, pursuant to which FCMC agreed to serve as collection agent in the customary manner in connection with approximately 4,000 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $56 million, which were acquired by two trusts set up by a fund in which the Company’s Chairman and President is a member, and contributed 50% of the purchase price and agreed to pay certain fund expenses.  Under the collection services agreement, FCMC is entitled to collection fees consisting of a percentage of the gross amount collected.  The agreement also provides for reimbursement of third-party fees and expenses incurred by FCMC.  The collection fees earned by FCMC under this collection services agreement during the three months ended March 31, 2012 and 2011 amounted to approximately $4,000 and $7,000, respectively.  In December 2010, FCMC entered into an agreement with the fund to provide certain administrative and bookkeeping services for a fee of $1,500 per month.

On February 1, 2010, FCMC entered into a collection services agreement, pursuant to which FCMC agreed to serve as collection agent in the customary manner in connection with approximately 1,500 seriously delinquent and generally unsecured loans, with an unpaid principal balance of approximately $85 million, which were acquired through a trust set up by a fund in which the Company’s Chairman and President is a member, and contributed 25% of the purchase price.  Under the collection services agreement, FCMC is entitled to collection fees consisting of a percentage of the amount collected, net of third-party expenses.  The agreement also provides for reimbursement of third-party fees and expenses incurred by FCMC in compliance with the collection services agreement.  The collection fees earned by FCMC under this collection services agreement during the three months ended March 31, 2012 and 2011 were not significant.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, references to the “Company,” “Franklin Holding,” “we,” “our” and “us” refer to Franklin Credit Holding Corporation (“FCHC”), collectively with its subsidiaries; and, references to “FCMC” refers to Franklin Credit Management Corporation, the Company’s servicing business subsidiary; the “Bank” and “Huntington” refer to The Huntington National Bank; the “Reorganization” refers to the December 2008 corporate reorganization; the “Restructuring” and the “March 2009 Restructuring” refer to the March 31, 2009 Restructuring; the “Legacy Credit Agreement” refers to the Company’s legacy credit agreement with the Bank and its participating banks, dated as of March 31, 2009, as amended; the “Legacy Debt” refers to the indebtedness owed to the Bank and its participants, the “Total Debt” refers to the total indebtedness, including the Unrestructured Debt, owed to the Bank and its participants; the “Licensing Credit Agreement” refers to the credit facility of Franklin Holding and its mortgage servicing subsidiary, Franklin Credit Management Corporation (FCMC), with the Bank dated as of March 2009, as amended; “Bosco I” refers to Bosco Credit, LLC; “Bosco II” refers to Bosco Credit II, LLC; “Bosco III” refers to Bosco Credit III, LLC; “Bosco IV” refers to Bosco Credit IV, LLC; the “Trust” and the “Bank’s Trust” refer to Franklin Mortgage Asset Trust 2009-A, an indirect subsidiary of the Bank; the “Letter Agreement” refers to a July 16, 2010 letter agreement with the Bank and other parties; the “July 2010 Transaction” refers to a transaction with the Bank and other parties entered into on July 16, 2010; the “September 2010 Transaction” refers to a transaction with the Bank and other parties entered into on September 22, 2010; the “July Loan Sale” refers to the sale of loans in connection with the July 2010 Transaction and the “September Loan Sale” refers to the sale of loans in connection with the September 2010 Transaction (together, the “Loan Sales”); the “December Loan Sale” refers to the remaining loans sold by the Bank’s Trust and the Bank’s 50% interest in the commercial loans to the Company covering that portion of the Company’s debt (referred to as the “Unrestructured Debt”) with the Bank; and, the “REIT Securities” refer to the Company’s investment in preferred stock and common stock of the Bank’s REIT subsidiary.

Safe Harbor Statements.  Statements contained herein and elsewhere in this Quarterly Report on Form 10-Q that are not historical fact may be forward-looking statements regarding the business, operations and financial condition of Franklin Credit Holding Corporation (“Franklin Holding,” and together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our” unless otherwise specified or the context otherwise requires) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, and other statements that are not historical facts, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “potential” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass.  Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.  These factors include, but are not limited to: (i) outcomes, developments and court rulings in the anticipated voluntary bankruptcy proceedings for FCHC; (ii) a plan of reorganization under Chapter 11 will not be consented to by the Bank, confirmed or confirmation will be delayed; (iii) adverse tax consequences that could result from the spinoff of FCMC from FCHC; (iv) a plan of reorganization will not be consummated; (v) if a plan of reorganization under Chapter 11 is not confirmed, the Company may have to liquidate pursuant to Chapter 7; (vi) unanticipated changes in the U.S. economy, including changes in business conditions such as interest rates, changes in the level of growth in the finance and housing markets, such as continued home price deterioration and economic downturns or other adverse events in certain states; (vii) the Company’s ability to continue as a going concern; (viii) the Company’s relations with its lenders and such lenders’ willingness to waive any defaults under the Company’s agreements with such lenders; (ix) the Company’s ability to obtain renewals of its loans or alternative refinancing opportunities; (x) the availability of or ability to retain as clients third parties holding distressed mortgage debt for servicing by the Company on a fee-paying basis; (xi) changes in the statutes or regulations applicable to the Company’s business or in the interpretation and enforcement thereof by the relevant authorities; (xii) the status of the Company’s regulatory compliance and regulatory audits; (xiii) the risk that legal proceedings could be brought against the Company which could adversely affect its financial results; (xiv) the Company’s ability to adapt to and implement technological change; (xv) the Company’s ability to attract and retain qualified employees; (xvi) our failure to reduce quickly overhead and infrastructure costs in response to a reduction in revenue; and, (xvii) other risks detailed from time- to time in the Company’s SEC reports and filings.  Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company’s filings with the SEC, including, but not limited to, those factors discussed under the captions “Risk Factors,” “Interest Rate Risk” and “Real Estate Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012, and Quarterly Reports on Form 10-Q, which the Company urges investors to consider.  The Company undertakes no obligation to publicly release the revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events, except as otherwise required by securities, and other applicable laws.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to release publicly the results on any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Application of Critical Accounting Policies and Estimates

The Company’s significant accounting policies, as of December 31, 2011 are described in Note 2 to the December 31, 2011 Consolidated Financial Statements filed in the Company’s Annual Report on Form 10-K.  As of March 31, 2012 and December 31, 2011, we have identified the continuing assessment of the fair value of the investment in (i) Notes receivable held for sale and (ii) income taxes as the Company’s most critical accounting policies and estimates.  The following discussion and analysis of financial condition and results of operations is based on the amounts reported in our Consolidated Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing the Consolidated Financial Statements, management is required to make various judgments, estimates and assumptions that affect the financial statements and disclosures.  Changes in these estimates and assumptions could have a material effect on our Consolidated Financial Statements.  Management believes that the estimates and judgments used in preparing these Consolidated Financial Statements were the most appropriate at that time.

Serviced for Others Portfolio

The Company’s servicing business is conducted solely through FCMC, a specialty consumer finance subsidiary company primarily engaged in the servicing and resolution of performing, reperforming and nonperforming residential mortgage loans, including specialized collections and loan recovery servicing for third parties.

As of March 31, 2012, FCMC had five significant servicing and recovery collection services contracts with third parties to service 1-4 family mortgage loans and owned real estate: four with related parties (Bosco I, Bosco II, including approximately 7,100 subordinate-lien residential mortgage loans purchased by Bosco II and serviced for Bosco II effective March 15, 2012, and Bosco III); and, one with an unrelated third party.  At March 31, 2012, we also serviced and provided recovery collection services for relatively small pools of loans under recovery collection contracts for a few other third parties, whereby we receive fees based solely on a percentage of amounts collected.  We also had one servicing contract between FCMC and certain Company entities for the loans collateralizing the Unrestructured Debt.

The unpaid principal balance of loans serviced for the Bosco related- party entities represented approximately 69% of the unpaid principal balance (75% of the number of loans) of the total loans serviced at March 31, 2012.

Bosco II is the Company’s largest servicing client and the purchaser of the loans acquired in the July Loan Sale (the “Purchaser”) is the Company’s second largest servicing client.

At March 31, 2012, the portfolio of residential mortgage loans serviced for other entities consisted of 38,000 loans representing $1.88 billion of unpaid principal balance (“UPB”).  At March 31, 2012, approximately 28,500 loans were serviced for the Bosco-related entities, including approximately 7,100 subordinate-lien residential mortgage loans purchased by Bosco II and serviced for Bosco II effective March 15, 2012.

The following tables sets forth information regarding the types of properties securing the serviced for others portfolio at March 31, 2012 and December 31, 2011.

	March 31, 2012
Property Types	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance

Residential 1-4 family	15,471	$863,278,540	45.88%
Condos, co-ops, PUD dwellings	2,433	133,759,598	7.11%
Manufactured and mobile homes	393	10,120,467	0.54%
Secured, property type unknown(1)	1,064	15,103,169	0.80%
Commercial	35	2,163,006	0.12%
Unsecured loans(2)	18,462	857,117,409	45.55%
Total	37,858	$1,881,542,189	100.00%
__________________

(1)	The loans included in this category are principally small balance (less than $10,000) second-lien loans acquired, and are collateralized by residential real estate.
(2)
The loans included in this category are principally second-lien loans where the Company is aware that residential real estate collateral has been foreclosed by the first-lien holder.  The subordinate-lien residential mortgage loans purchased by Bosco II and serviced for Bosco II effective March 15, 2012 are included in this category.

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

The following table provides a breakdown of the delinquency status of our portfolio of residential mortgage loans serviced for other entities, as of March 31, 2012, by unpaid principal balance.

		March 31, 2012
		Contractual Delinquency
	Days Past Due	Amount	%

Performing – Current	0 – 30 days	$148,013,923	7.87%
Delinquent	31 – 60 days	12,527,908	0.66%
	61 – 90 days	5,477,201	0.29%
	90+ days	1,141,160,577	60.65%

Modified Loans	0 – 30 days	85,331,662	4.53%
Delinquent	31 – 60 days	18,747,318	1.00%
	61 – 90 days	5,291,134	0.28%
	90+ days	23,284,725	1.24%

Bankruptcy	0 – 30 days	17,108,662	0.91%
Delinquent	31 – 60 days	3,489,702	0.19%
	61 – 90 days	1,884,301	0.10%
	90+ days	245,527,363	13.05%

Foreclosure	0 – 30 days	1,641,694	0.08%
Delinquent	31 – 60 days	167,740	0.01%
	61 – 90 days	1,449,520	0.08%
	90+ days	170,438,759	9.06%

	Total	$1,881,542,189	100.00%
All current loans	0 – 30 days	$252,095,941	13.40%

Included in the above table were second-lien mortgage loans in the amount of $1.44 billion, of which $103.6 million were current on a contractual basis.  The legal status composition of the second-lien mortgage loans at March 31, 2012 was: $1.17 billion (including $1.06 billion at least 90 days contractually delinquent), or 81%, were performing; $47.8 million, or 3%, were modified due to delinquency or the borrower’s financial difficulty; $225.3 million, or 16%, were in bankruptcy; and $349,000, or less than 1%, were in foreclosure.

The following table provides a breakdown of the delinquency status of our portfolio of residential mortgage loans serviced for other entities, as of March 31, 2012, by loan count.

		March 31, 2012
		Contractual Delinquency
	Days Past Due	Number of Loans	%

Performing – Current	0 – 30 days	4,005	10.58%
Delinquent	31 – 60 days	289	0.76%
	61 – 90 days	144	0.38%
	90+ days	25,341	66.94%

Modified Loans	0 – 30 days	1,085	2.87%
Delinquent	31 – 60 days	188	0.50%
	61 – 90 days	79	0.21%
	90+ days	509	1.34%

Bankruptcy	0 – 30 days	479	1.27%
Delinquent	31 – 60 days	77	0.20%
	61 – 90 days	44	0.12%
	90+ days	4,764	12.58%

Foreclosure	0 – 30 days	8	0.02%
Delinquent	31 – 60 days	1	-
	61 – 90 days	7	0.02%
	90+ days	838	2.21%

	Total	37,858	100.00%
All current loans	0 – 30 days	5,577	14.73%

Included in the above table were 33,030 second-lien mortgage loans, of which 3,370 were current on a contractual basis.  The legal status composition of the second-lien mortgage loans at March 31, 2012 was: 26,830 loans (including 23,132 loans at least 90 days contractually delinquent), or 81%, were performing; 1,211 loans, or 4% were modified due to delinquency or the borrower’s financial difficulty; 4,983 loans, or 15%, were in bankruptcy; and 6 loans, or less than 1%, were in foreclosure.

The following tables set forth information regarding the lien position of the properties securing the portfolio of residential mortgage loans (exclusive of real estate assets) serviced for other entities at March 31, 2012 and December 31, 2011:

	March 31, 2012
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance

1st Liens	4,828	$440,252,404	23.40%
2nd Liens	33,030	1,441,289,785	76.60%
Total	37,858	$1,881,542,189	100.00%

	December 31, 2011
Lien Position	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance

1st Liens	4,947	$454,454,583	30.39%
2nd Liens	25,869	1,040,782,355	69.61%
Total	30,816	$1,495,236,938	100.00%

The following tables set forth information regarding the geographic location of properties securing the residential mortgage loans serviced for others at March 31, 2012 and December 31, 2011:

	March 31, 2012
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance

California	5,535	$450,939,802	23.97%
Florida	4,022	213,675,704	11.35%
New York	1,454	123,958,900	6.59%
New Jersey	915	105,528,490	5.61%
Texas	3,614	96,979,113	5.15%
Illinois	1,605	67,143,570	3.57%
Nevada	1,081	65,804,570	3.50%
Georgia	1,433	53,253,491	2.83%
Maryland	795	53,015,019	2.82%
Virginia	741	51,302,144	2.73%
All Others	16,663	599,941,386	31.88%
Total	37,858	$1,881,542,189	100.00%

	December 31, 2011
Location	Number of Loans	Unpaid Principal Balance	Percentage of Total Principal Balance

California	4,863	$393,354,781	26.31%
Florida	2,598	133,697,821	8.94%
New Jersey	786	98,947,473	6.62%
New York	1,167	98,615,674	6.59%
Texas	3,139	82,021,540	5.49%
Illinois	1,218	49,033,760	3.28%
Pennsylvania	969	48,894,467	3.27%
Ohio	1,569	45,827,004	3.06%
Georgia	1,146	43,394,445	2.90%
Michigan	1,580	43,177,458	2.89%
All Others	11,781	458,272,515	30.65%
Total	30,816	$1,495,236,938	100.00%

Real Estate Assets Serviced for Others

At March 31, 2012, the Company serviced 106 real estate owned (“REO”) properties for other entities with an aggregate UPB of $26.6 million.  At March 31, 2011, the Company serviced 165 REO properties for other entities with an aggregate UPB of $30.7 million.

During the three months ended March 31, 2012, 47 REO properties were sold with an aggregate UPB of $5.9 million. During the three months ended March 31, 2011, 74 REO properties were sold with an aggregate UPB of $12.4 million.

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

Inter-company allocations and the Federal provision for income taxes during the three months ended March 31, 2012 and 2011 have been eliminated in deriving the Consolidated Financial Statements of the Company.  The servicing fees received from the Bank during three months ended March 31, 2011 for servicing their remaining REO properties that were not sold in the Loan Sales and the December Loan Sale were eliminated in deriving the Consolidated Financial Statements of the Company due to the accounting treatment for the transfer of the trust certificates in the March 2009 Restructuring as a financing under GAAP (ASC Topic 860), which was applicable essentially through September 30, 2010.

The Company’s Consolidated Financial Statements, while including the results of FCMC, include the results of all its subsidiary companies, which comprise all the remaining assets and debt obligations (the Legacy Debt and the Unrestructured Debt) that have resulted from the Company’s legacy business activities prior to 2008.

At March 31, 2012, FCMC has positive net worth, and effective from September 22, 2010, all of its assets, except for cash collateral of $7.5 million, and its equity are free from pledges to the Bank.  In addition, FCMC, effective September 22, 2010, became free of significant restrictive covenants under the Legacy Credit Agreement that governs the Legacy Debt owed to the Bank by subsidiaries of FCHC, but not FCMC.

At March 31, 2012, FCMC had total assets of $27.2 million and had stockholders’ equity of $12.9 million.  Inter-company payables and receivables, and non-dividend distributions made by FCMC, were eliminated in deriving the Consolidated Financial Statements of Franklin Holding.

FCMC had a net loss before tax of $850,000 for the three months ended March 31, 2012, compared with net income before tax of $74,000 for the three months ended March 31, 2011.  FCMC’s revenues in the three months ended March 31, 2012 and 2011 were derived principally from servicing the portfolio of loans and assets for the third party that purchased the loans in the July Loan Sale (the Purchaser) and the Bosco-related entities.  FCMC charges its sister companies a management fee that is estimated based on internal services rendered by its employees to those companies.  No management fee was recognized in the three months ended March 31, 2012 due to the uncertainty of collection from its sister companies.

As of March 31, 2012, FCMC had five significant servicing contracts with third parties to service 1-4 family mortgage loans and owned real estate; four with related parties (Bosco I, Bosco II, including approximately 7,100 subordinate-lien residential mortgage loans purchased by Bosco II and serviced for Boaco II effective March 15, 2012, and Bosco III,) and one with an unrelated third party. (With respect to Bosco I, as Bosco I’s lending agreement expired on May 28, 2011 without being renewed or extended, it is uncertain whether the lenders will continue in the foreseeable future to permit FCMC to remain the servicer of the mortgage loans.)  At March 31, 2012, FCMC actively serviced and provided recovery collection services on a total population of approximately 38,000 loans.  The servicing revenues earned from servicing the Bosco entities represented approximately 60% and 58% of the total servicing revenues earned during the three months ended March 31, 2012 and 2011, respectively.  See Note 12 – “Related Party Transactions.”

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

A summary of FCMC’s stand-alone financial results for the three months ended March 31, 2012 and 2011, and financial condition at March 31, 2012 and December 31, 2011 are as follows:

STATEMENT OF INCOME	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

REVENUES:
Servicing fees	$2,300,475	$3,026,897
Other income	238,278	685,426
Interest income	4,676	5,121
Total revenues	2,543,429	3,717,444

OPERATING EXPENSES:
Collection, general and administrative	3,318,888	3,560,095
Depreciation	74,541	83,049
Total operating expenses	3,393,429	3,643,144

(LOSS)/INCOME BEFORE PROVISION FOR INCOME TAXES	$(850,000)	$74,300
Provision for income taxes	-	30,000
NET (LOSS)/INCOME	$(850,000)	$44,300

BALANCE SHEET	At March 31, 2012	At December 31, 2011

ASSETS:
Cash and cash equivalents	$11,358,314	$12,163,426
Restricted cash	12,030,479	11,529,819
Receivables, fixed and other assets	3,763,916	4,090,867
Total assets	$27,152,709	$27,784,112

LIABILITIES:
Servicing liabilities	$12,030,479	$11,529,819
Other liabilities	2,212,830	2,291,265
Total liabilities	$14,243,309	$13,821,084

STOCKHOLDERS’ EQUITY	$12,909,400	$13,963,028

Total liabilities and stockholders’ equity	$27,152,709	$27,784,112

SERVICING PORTFOLIO:
Number of loans serviced	37,900	30,800
Unpaid principal balance serviced	$ 1.88 billion	$ 1.50 billion

Included in Other income during the three months ended March 31, 2012 and 2011 were fees earned from due diligence and property inspection services provided to third parties in the amount of $159,000 and $254,000, respectively.  In the three months ended March 31, 2011, FCMC received an insurance premium rebate in the amount of $308,000.

Included in Cash and cash equivalents was $7.5 million at March 31, 2012 and December 31, 2011, respectively, pledged to the Bank under the Licensing Credit Agreement (secured by a first-priority lien) and Legacy Credit Agreement (secured by a second-priority lien).  See Note 3 – “Cash and Cash Equivalents.”

Results of Operations – Franklin Credit Holding Corporation

On March 31, 2009, Franklin Holding, and certain of its subsidiaries, including FCMC, entered into the restructuring agreements with the Bank, pursuant to which the Company’s loans, pledges and guarantees with the Bank and its participating banks were substantially restructured, and approximately 83% of the Company’s loan portfolio was transferred to the Bank’s REIT.  Prior to the restructuring agreements with the Bank, a forbearance agreement was entered into with the Bank in December 2007 (the “Forbearance Agreement”), which expired on September 30, 2011 and the Unrestructured Debt that was subject to the original terms of the Forbearance Agreement became due and payable as of September 30, 2011.

Effective March 31, 2009, Franklin Holding, and its consolidated subsidiaries, including FCMC, entered into a series of agreements (collectively, the “Restructuring Agreements”) with the Bank pursuant to which, among other provisions, substantially all of the Company’s portfolio of subprime mortgage loans and owned real estate was transferred to the Bank’s Trust (with the loans and owned real estate transferred to the Bank’s Trust collectively referred to herein as the “Portfolio”) in exchange for trust certificates, with certain trust certificates, representing an undivided interest in approximately 83% of the Portfolio, transferred in turn by the Company to a real estate investment trust wholly-owned by the Bank (the Bank’s Trust or the Trust).  Although the transfer of the trust certificates in the March 2009 Restructuring, representing approximately 83% of the Portfolio, to the REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, was treated as a secured financing in accordance with ASC Topic 860.  Therefore, the mortgage loans and real estate remained on the Company’s balance sheet classified as Mortgage loans and real estate held for sale securing a Nonrecourse liability in an equal amount until September 30, 2011 (see below).

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

Going Concern Uncertainty – Franklin Holding

The Company since September 30, 2007 has been and continues to be operating with significant operating losses and stockholders’ deficit.  At March 31, 2012, the Company’s outstanding indebtedness (the Total Debt), was approximately $858.7 million, which consisted of approximately $820.6 million of Legacy Debt due to the Bank and approximately $38.2 million of Unrestructured Debt, with substantially no remaining income-generating assets (other than FCMC, which but for cash collateral of $7.5 million held by FCMC and subject to liens of the Bank, is not liable for the Total Debt); and, consequently, the Company will not be able to pay off the outstanding balance of the Total Debt, which was due and payable effective March 31, 2012 with the maturity of the Legacy Credit Agreement.  Further, due to the September 30, 2011 expiration of the Forbearance Agreement, the approximately $38.2 million of Unrestructured Deb is due and payable in full as of September 30, 2011.  Without the continued cooperation and assistance from the Bank, the consolidated Franklin Holding’s ability to continue as a viable business is in substantial doubt, and it may not be able to continue as a going concern.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Borrowings” and Note 9 – “Notes Payable and Financing Agreements.”

The Company had a net loss attributed to common stockholders of $17.1 million for the three months ended March 31, 2012.  For the three months ended March 31, 2011, the Company had net income attributed to common stockholders of $14.3 million as a result of dividend income recognized during the three months ended March 31, 2011 representing the dividends paid for the third and fourth quarters of 2010 and the first quarter of 2011 by a REIT owned by the Bank.  Excluding the $31.9 million of dividend income recognized during the three months ended March 31, 2011, the Company would have recorded a net loss before taxes of approximately $17.4 million for the three months ended March 31, 2011.

The Company had a loss per common share for the three months ended March 31, 2012 of $2.13 both on a diluted and basic basis, compared to net income per common share of $1.79 on both a diluted and basic basis for the three months ended March 31, 2011.  At March 31, 2012, the Company’s stockholders’ deficit was $845.0 million.  At December 31, 2011, the Company’s stockholders’ deficit was $827.7 million.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Overview.  The Company had a net loss attributed to common stockholders of $17.1 million for the first quarter of 2012, compared with net income of $14.3 million for the first quarter of 2011.  The net loss in the first quarter of 2012 included a write-off of the remaining balance of the Deferred financing costs in the amount of $4.1 million attributable to the Legacy Debt that matured unrenewed on March 31, 2012.  Revenues decreased by $32.2 million to $2.8 million for the three months ended March 31, 2012, from $35.0 million for the three months ended March 31, 2011.  The Company had a net loss per common share for the three months ended March 31, 2012 of $2.13 both on a diluted and basic basis, compared to net income per share of $1.79 on both a diluted and basic basis for the three months ended March 31, 2011.  The net income in the first quarter of 2011 resulted principally from the Bank’s REIT declaring and paying dividends on March 31, 2011 for the third and fourth quarters of 2010 and for the full year of 2011 in the aggregate amount of $63.8 million, of which $31.9 million was recognized in the quarter ended March 31, 2011 (representing the dividends paid for the third and fourth quarters of 2010 and the first quarter of 2011).

Total debt outstanding increased to $858.7 million at March 31, 2012 from $846.9 million at December 31, 2011.  Interest expense (inclusive of amortization of deferred financing costs and success fees) decreased by $202,000, or 1%, in the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011.  As a result principally of the reduction in borrowed funds during the second quarter of 2011 due to the redemption of the REIT Securities in May 2011 and the corresponding paydown of the Company’s Total Debt, offset somewhat by the effect of the 15% interest rate on an increased average balance of tranche C debt that at March 31, 2012 totaled $196.8 million and the write-off of the $4.1 million of deferred financing costs outstanding, interest expense on the Company’s borrowed funds, excluding the cost of the interest swaps, decreased by $2.0 million during the first quarter of 2012 compared with the same quarter in 2011.  The average costs of borrowed funds, excluding the costs of interest rate swaps and deferred financing costs but including the write-off of the remaining balance of debt discount in the amount of $103,000, increased to 5.72% during the three months ended March 31, 2012 from 4.29% during the three months ended March 31, 2011.  Our average cost of funds, including the cost of interest rate swaps and the write-off of the remaining balance of debt discount, but excluding deferred financing costs, during the three months ended March 31, 2012 increased to 5.72% from 4.91% during the three months ended March 31, 2011.  Collection, general and administrative expenses decreased by $301,000, or 8%, to $3.6 million during the three months ended March 31, 2012, from $4.0 million for the same quarterly period in 2011 due principally to reduced operating costs throughout the Company.  Stockholders’ deficit increased to $845.0 million at March 31, 2012, or a deficit book value per common share at March 31, 2012 of approximately $105.25, from stockholders’ deficit of $827.7 million at December 31, 2011.

Revenues.  Revenues decreased by $32.2 million to $2.8 million during the first quarter of 2012, from $35.0 million during the same quarterly period in 2011.  Revenues include interest income, dividend income, fair valuation adjustments, servicing fees and other income.

Interest income decreased by $54,000, or 25%, to $163,000 during the three months ended March 31, 2012, as compared to $217,000 for the same quarterly period in 2011.  The decrease in interest income reflected the impact of the run off of the remaining portfolio of loans held for sale (Notes receivable held for sale, net).

There was no dividend income recognized from the Company’s investment in the REIT Securities during the three months ended March 31, 2012 due to the surrender and transfer of the REIT Securities in May 2011.  Dividend income from the Company’s Investment in REIT securities was $31.9 million during the three months ended March 31, 2011.  This was the result of the payment of dividends by the Bank’s REIT on March 31, 2011, in the aggregate amount of $63.8 million, for the two quarters ended December 31, 2010 and for the full year of 2011, of which $31.9 million was recognized in the quarter ended March 31, 2011 (representing the dividends paid for the third and fourth quarters of 2010 and the first quarter of 2011).

Fair valuation adjustments amounted to a net gain of $50,000 for the three months ended March 31, 2012 compared with a net loss of $719,000 for the three months ended March 31, 2011.  Included in the Fair valuation adjustments in the three months ended March 31, 2012 was a valuation gain on Notes receivable held for sale in the amount of $61,000, and other negative adjustments of approximately $11,000.  Included in the Fair valuation adjustments in the three months ended March 31, 2011 were a net decrease of $928,000 in the valuation of the nonrecourse liability and a $308,000 negative adjustment of an outstanding receivable from the sale of loans by the Trust and the Bank in the third quarter of 2010.  The $308,000 negative adjustment of an outstanding receivable represented a write-off of the outstanding receivable from the sale of loans by the Trust and the Bank in the third quarter of 2010 due to the uncertainty of future collectability from the Bank.

Servicing fees (principally third-party subservicing fees, other third-party mortgage-related services fees, late charges, prepayment penalties and other miscellaneous servicing revenues) decreased by $726,000, or 24%, to $2.3 million during the three months ended March 31, 2012 from $3.0 million during the corresponding three months last year.  This decrease was principally the result of reduced servicing and collection fees earned from a declining portfolio of loans serviced for third parties.

Other income (principally due diligence and other fees for services provided to third parties, such as property inspection visits for loans in various stages of delinquency and foreclosure, and miscellaneous fees and other revenue not directly related to the servicing of loans and real estate properties) decreased by $325,000, or 58%, to $238,000 during the three months ended March 31, 2012 from $564,000 during the corresponding three months last year.  This decrease was principally the result of reduced due diligence and property inspection fees of $95,000.  In the three months ended March 31, 2011, an insurance premium rebate in the amount of $308,000 was received by the Company.

Operating Expenses.  Operating expenses decreased by $512,000, or 2%, to $20.0 million during the first quarter of 2012 from $20.5 million during the same quarterly period in 2011.  Excluding the write-off of the remaining balance of the Deferred financing costs in the amount of $4.1 million in the first quarter of 2012, which was attributable to the Legacy Debt that matured unrenewed on March 31, 2012, operating expenses decreased by $4.7 million, or 23%, during the first quarter of 2012 compared with the same quarterly period in 2011.

Total operating expenses include interest expense, collection, general and administrative expenses, amortization of deferred financing costs and depreciation expense.

Interest expense decreased by $4.0 million, or 25%, to $12.2 million during the three months ended March 31, 2012 from $16.2 million during the three months ended March 31, 2011.  Interest expense during the three months ended March 31, 2012 included the write-off of the remaining balance of debt discount in the amount of $103,000.  The decrease during the three months ended March 31, 2012 compared with the three months ended March 31, 2011 was the result of a lower average volume of borrowed funds outstanding during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 and the elimination of the cost of the interest rate swaps (due to the early termination of the interest rate swap agreements with the Bank in January 2011).  Interest expense on borrowed funds, excluding the cost of the interest swaps, decreased by $2.0 million for the quarter ended March 31, 2012 due to a lower average volume of borrowed funds outstanding as a direct result of the paydown of borrowed funds (tranche A debt) from the proceeds received from the redemption of the REIT Securities in May 2011.  This decrease was partially offset by an increase in interest expense on the Company’s tranche C debt, the outstanding balance of which increased from $189.5 million at December 31, 2011 to $196.8 million at March 31, 2012 as a result of the addition of accrued and unpaid interest at a fixed interest rate of 15%.  The average cost of borrowed funds, including interest rate swaps and debt discount, during the three months ended March 31, 2012 was 5.72%, compared to 4.91% during the three months ended March 31, 2011, principally reflecting the addition of accrued and unpaid interest at a fixed interest rate of 15% and the absence of interest rate swap costs in the March 2012 quarter.  The average costs of borrowed funds, excluding the costs of interest rate swaps, during the three months ended March 31, 2012 was 5.72% compared to 4.29% during the three months ended March 31, 2011, principally reflecting the interest cost of the Company’s increasing balance of Tranche C debt at 15%.

The remaining balance of the Company’s interest rate swaps was terminated by the Bank in January 2011 and in May 2011 the Company’s interest rate swap indebtedness was fully satisfied as part of the May 2011 Settlement Agreement with the Bank.  The Company previously had in place fixed-rate interest rate swaps in order to limit the negative effect of a rise in short-term interest rates by effectively stabilizing the future interest payments on a portion of its variable-rate debt.  Because short-term interest rates actually declined in the months following the purchases of the interest rate swaps and remained at extremely low levels and due to the amortization of the Accumulated other comprehensive loss (“AOCL”) balance, the interest rate swaps actually increased the Company’s interest cost in the quarter ended March 31, 2011.

Collection, general and administrative expenses decreased by $301,000, or 8%, to $3.6 million during the three months ended March 31, 2012, from $4.0 million during the corresponding period in 2011.  Salary and employee benefits expenses decreased by $50,000, or 2%, to $2.0 million during the three months ended March 31, 2012, from the three months ended March 31, 2011, due to reductions in staff throughout the Company.  The number of servicing employees decreased to 67 at March 31, 2012, from 82 employees at March 31, 2011.  The Company ended the three months ended March 31, 2012 with 101 employees, compared with 112 employees at March 31, 2011.  Professional fees decreased by $123,000, or 26%, to $354,000 from $477,000, principally due to reduced outside audit and tax fees, compared to the same period last year.  Contract underwriter and property inspection costs decreased by $48,000 during the three months ended March 31, 2012, to $35,000 from $83,000 in the prior year’s first quarter, principally due to a decrease in the volume of due diligence services provided to third parties.  Various other general and administrative expenses decreased by approximately $161,000 during the three months ended March 31, 2012, principally as a result of lower information technology costs, reduced travel and promotional expenses, lower corporate insurance costs and generally reduced operating costs throughout the company.  The Company also experienced an increase in corporate legal expenditures of $60,000, or 222%, to $87,000 from $27,000 as compared to the same three-month period last year, with the increase principally related to legal costs for the planning of a bankruptcy filing for FCHC.

Amortization of deferred financing costs was $4.1 million during the first quarter of 2012 compared to $318,000 during the first quarter of 2011 due to the write-off of the remaining balance of deferred financing costs attributable to the Legacy Debt that matured unrenewed on March 31, 2012. First quarter 2011 amortization of deferred financing costs was affected by the $63.8 million of dividends received on the REIT Securities on March 31, 2011 (for the two quarters ended December 31, 2010 and for the full year of 2011) that was applied principally to pay down the Company’s Legacy Debt, which accelerated amortization in the March 2011 quarter.

Depreciation expenses decreased by $9,000, or 10%, to $75,000 in the first quarter of 2012, compared with the first quarter of 2011.  This decrease during the three months ended March 31, 2012 was principally due to fully depreciated assets and a reduction in assets purchased during the past twelve months.

Pre-tax income in the quarter ended March 31, 2012 decreased by $31.7 million to a net loss of $17.3 million, from pre-tax income during the three months ended March 31, 2011, for the reasons set forth above.

The Company did not record a tax provision during the three months ended March 31, 2012, compared with a state income tax expense of $7,000 on income from one of its subsidiaries and a Financial Interpretation No. 48 (“FIN 48”) state income tax provision of $76,000 during the three months ended March 31, 2011.

Liquidity and Capital Resources

General

At of March 31, 2012, the Company had one limited source of external funding, a $1 million credit line, to meet liquidity requirements, in addition to the cash flow provided from servicing loans and performing due diligence and other services for third parties.

As a result of the Company voluntarily surrendering and transferring to the Bank the REIT Securities in May 2011, the Company’s principal remaining source of cash flow to meet its obligations with respect to its outstanding Total Debt remaining after the surrender of the REIT Securities was principally eliminated.  The Company is left without what had been essentially the remaining principal cash-flow generating asset available to service the outstanding principal balance of the Legacy Debt.  As a result, accrued and unpaid interest was added to the outstanding principal balance of the Legacy Debt in the quarter ended March 31, 2012, and accrued and unpaid interest will continue to be added to the outstanding principal balance of the Legacy Debt in the future.

The Company was unable to pay off the outstanding principal balance of the Legacy Debt due at the maturity of the Legacy Credit Agreement on March 31, 2012, and the Unrestructured Debt, due at the expiration of the Forbearance Agreement on September 30, 2011, both of which remain outstanding and unpaid.  During the three months ended March 31, 2012, approximately $11.8 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid.  See “Borrowings” and Note 9 – “Notes Payable and Financing Agreements.”

The Company is required to submit all payments it receives from the remaining cash flow from its investment in Notes receivable held for sale, net, to a lockbox, which is controlled by the Bank.  Substantially all amounts submitted to the lockbox are used to pay interest and principal on the outstanding balance of the Unrestructured Debt, which is due in full as of September 30, 2011.  See “Borrowings” and Note 9 – “Notes Payable and Financing Agreements.”

Short-term Investments.  The Company’s investment policy is structured to provide an adequate level of liquidity in order to meet normal working capital needs, while taking minimal credit risk.  At March 31, 2012, principally all of the Company’s unrestricted cash (including FCMC’s $7.5 million of pledged cash) was held in operating accounts or invested in money market accounts at the Bank.

Cost of Funds.  As of March 31, 2012, we had total borrowings of $858.7 million, of which $820.6 million was subject to the Legacy Credit Agreement and $38.2 million remained under the original credit facility with the Bank (the Unrestructured Debt).  Substantially all of the debt under these facilities was incurred in connection with the purchase and origination of loans prior to December 2007, and at March 31, 2012 is secured principally by the remaining balance of Notes receivable held for sale (securing the Unrestructured Debt), pledged cash in the amount of $7.5 million and certain other assets, including 100% of the equity interests in all direct and indirect subsidiaries of Franklin Holding, but not FCMC.  The assets of our servicing subsidiary, FCMC (other than $7.5 million of cash collateral held as security under the Licensing Credit Agreement on which the Bank has a second-priority lien under the Legacy Credit Agreement), are not pledged as collateral for the Legacy Debt.

At March 31, 2012, the interest rates on our term debt (Notes payable) were as follows:

	In accordance with the terms of the Restructuring Agreements	Under the terms of the Forbearance Agreements and Credit Agreement excluded from the Restructuring Agreements*

FHLB 30-day LIBOR advance rate plus 2.60%	$-	$15,462,304
FHLB 30-day LIBOR advance rate plus 2.75%	-	22,697,714
1-month LIBOR plus 2.25% (Tranche A)	177,127,126	-
1-month LIBOR plus 2.75% (Tranche B)	446,660,942	-
15.00% (Tranche C)	196,783,921	-

	$820,571,989	$38,160,018

*	Represents the Unrestructured Debt.

At March 31, 2012, the weighted average interest rate on term debt (the Total Debt) was 5.64%.

Terms of the Restructured Indebtedness under the Legacy Credit Agreement.  The following table summarizes the principal economic terms of the Company’s indebtedness under the Legacy Credit Agreement.

	Outstanding Principal Amount at March 31, 2009 – Franklin Asset/Tribeca	Outstanding Principal Amount at March 31, 2012 – Franklin Asset/Tribeca	Applicable Interest Margin Over LIBOR (basis points)		Required Monthly Principal Amortization

Tranche A	$838,000,000	$177,000,000	225		None
Tranche B	$407,000,000	$447,000,000	275		None
Tranche C	$125,000,000	$197,000,000	N/A	(1)	None

Unrestructured Debt	$41,000,000	$38,000,000		(2)	None
_________________

(1)	The applicable interest rate is fixed at 15% per annum. Interest is paid in kind during the term of the Restructuring.
(2)	Interest margin over FHLB 30-day LIBOR advance rate plus 2.60%-2.75%.

The interest rate under the terms of the Restructuring Agreements for tranche A and tranche B indebtedness that is the basis, or index, for the Company’s interest cost is 1-month LIBOR plus applicable margins.  In accordance with the terms of the Restructuring Agreements, interest due and unpaid on tranche A (upon election by the Bank), tranche B and tranche C debt is accrued and added to the debt balance.  During the quarter ended March 31, 2012, $11.8 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid, of which $1.1 million was added to tranche A debt.

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

At March 31, 2012, we had cash and cash equivalents of $11.4 million compared with $12.4 million at December 31, 2011.  Restricted cash of $12.0 million at March 31, 2012 and $11.5 million at December 31, 2011 was restricted under the Company’s servicing agreements with third parties or under the Legacy Credit Agreement with the Bank.

Changes in several of the cash flows for the three months ended March 31, 2011 noted in the explanations that follow were the result of the March 2009 Restructuring and the resultant changed asset classifications from notes receivable and originated loans held for investment to Investment in trust certificates at fair value and Mortgage loans and real estate held for sale.

Net cash used in operating activities as reported was $1.0 million during the three months ended March 31, 2012, compared with net cash provided of $60.4 million during the three months ended March 31, 2011.  Although the transfer of the trust certificates, representing approximately 83% of the Portfolio, to the Bank’s REIT was structured in substance as a sale of financial assets, the transfer, for accounting purposes, was treated as a secured financing in accordance with ASC Topic 860 until the effective dates of the Loan Sales in the quarter ended September 30, 2010 and the December Loan Sale in December 2010.  Therefore, the mortgage loans and real estate assets, until the effective dates of the Loan Sales in the quarter ended September 30, 2010 and the December Loan Sale in December 2010, remained on the Company’s balance sheets classified as Mortgage loans and real estate held for sale securing a Nonrecourse liability in an equal amount.  The treatment as a financing on the Company’s balance sheet, however, did not affect the cash flows of the transfer and has not affected the Company’s cash flows or its reported net income.  Excluding reported activities related to Mortgage loans and real estate held for sale and the offsetting Nonrecourse liability during the three months ended March 31, 2011, the decrease in cash provided by operating activities was principally due to the dividend income recognized in the first quarter ended March 31, 2011 in the amount of $31.9 million as a result of the Bank’s REIT declaring and paying dividends on the REIT Securities (for the third and fourth quarters of 2010 and for the full year 2011) on March 31, 2011 in the amount of $63.8 million, which resulted in net income attributed to common stockholders of $14.3 million in the three months ended March 31, 2011.

Net cash provided from investing activities was $75,000 in the three months ended March 31, 2012, compared to $175,000 of net cash provided in the three months ended March 31, 2011.  The decrease in net cash provided by investing activities during the three months ended March 31, 2012 was due primarily to purchases of computer equipment and reductions in principal collections on Notes receivable held for sale during the current quarter.

There was no net cash used in financing activities during the three months ended March 31, 2012 as there were no principal payments made on the Legacy Debt (Notes payable).  Net cash used in financing activities during the three months ended March 31, 2011 amounted to $60.1 million principally due to the paydown of debt (Notes payable) from the dividends received by the Bank’s REIT, for the third and fourth quarters of 2010 and for the full year of 2011, on March 31, 2011 in the aggregate amount of $63.8 million.

Borrowings

Substantially all of the Company’s debt was incurred in connection with the purchase and origination of residential 1-4 family mortgage loans prior to December 2007.  These borrowings are shown in the Company’s Consolidated Financial Statements as Notes payable (also referred to as term debt or Total Debt).  The Company ceased to acquire and originate loans in November 2007, and under the terms of the Restructuring Agreements, the Company cannot originate or acquire mortgage loans or other assets without the prior consent of the Bank.  In 2008, the Company changed its business model to become a provider to third parties of loan servicing and recovery collection services, due diligence and certain other services to the residential mortgage loan industry, and has operated these activities solely through FCMC.

At March 31, 2012, the Company had total borrowings (Notes payable and Financing agreements) of $858.7 million under the Restructuring Agreements (the Total Debt), of which $820.6 million was subject to the Company’s debt restructured in the March 2009 Restructuring (the Legacy Debt).  The Legacy Credit Agreement matured on March 31, 2012 and the Legacy Debt is owing and due in full at March 31, 2012.  The Unrestructured Debt in the amount of $38.2 million is owing and due in full as of September 30, 2011.  Both the Legacy Debt and the Unrestructured Debt remain unpaid.  During the quarter ended March 31, 2012, $11.8 million was added to the outstanding balance of Legacy Debt due to interest accrued and unpaid, of which $1.1 million was added to the tranche A debt.

As result of the Company voluntarily surrendering and transferring to the Bank the REIT Securities in May 2011, the Company’s principal remaining sources of cash flow for liquidity purposes, with the exception of cash flows provided from servicing loans and performing due diligence and other services for third parties, essentially has been eliminated.  At March 31, 2012, the Company had one limited source of external funding, a $1 million credit line under the Licensing Credit Agreement with the Bank, to meet liquidity requirements.

The Company (FCHC and FCMC only) has available credit under a revolving loan facility of $1 million and a $6.5 million letter of credit facility with the Bank, and cash collateral securing the revolving loan and letter of credit facilities of $7.5 million.  The Licensing Credit Agreement expires on September 30, 2012.

At March 31, 2012, neither FCHC nor FCMC had any debt outstanding (short-term borrowings) under the revolving line under the Licensing Credit Agreement.

For a description the Company’s borrowing agreements, see Note 9 – “Notes Payable and Financing Agreements.”

Interest Rate Swaps

As of March 31, 2012, the Company had no outstanding interest-rate swap agreements in place to reduce the Company’s exposure to future increases in interest costs on a portion of its borrowings due to increases in 1-month LIBOR.  See Note 8 – “Derivatives.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, real estate, delinquency and default risks of the loans that we service for third parties and the remaining loans and real properties that remain on the balance sheet at March 31, 2012, and changes in corporate tax rates.  A material change in these rates or risks could adversely affect the Company’s operating results and cash flows.

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

Interest Rate Risk

Interest rate fluctuations can adversely affect our operating results and present a variety of risks, including the risk of a repricing of interest-sensitive borrowings.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions.  Conditions such as inflation, recession, unemployment, money supply and other factors beyond our control may also affect interest rates.  Fluctuations in market interest rates are neither predictable nor controllable and an increase in short-term interest rates will have a material adverse effect on our business, financial condition and results of operations.

The Company’s operating results, essentially as of April 1, 2011, depend on its net revenues from servicing loans and performing due diligence and other services for third parties and the interest paid on its borrowings.  As a result of the Settlement Agreement entered into with the Bank in May 2011, and effective March 31, 2011, covering the surrender and transfer of the REIT Securities, the Company has no significant interest-earning assets remaining to provide interest income to service its remaining balance of interest-bearing borrowed funds (an almost total mismatch of interest-costing liabilities compared with interest-earning assets).  In addition, the Company’s borrowings are based principally on a variable rate (1-month

LIBOR), which creates a total mismatch between interest earned on our remaining assets and the interest paid on our borrowings.  Consequently, changes in interest rates, particularly short-term interest rates, will significantly impact our net interest expense and, therefore, net losses in the future.  We have used from time to time interest rate derivatives, essentially interest rate swaps, to hedge our interest rate exposure by converting a portion of our highly interest-sensitive borrowings from variable-rate payments to fixed-rate payments.  However, effective as of January 5, 2011, with the termination by the Bank of the remaining $390 million balance of interest rate swaps intended to hedge a portion of the interest rate risk, all of the our interest rate sensitive borrowings are unhedged. As of March 31, 2012, a 1% instantaneous and sustained increase in 1-month LIBOR would have the effect of increasing quarterly interest expense by approximately $1.7 million, pre-tax, which would increase our quarterly after-tax loss.  See “Borrowings” and Note 9 – “Notes Payable and Financing Agreements.”

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Principal Executive Officer, the Chief Financial Officer and the Controller, has evaluated the effectiveness of the Company’s disclosure controls and procedures (such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, the Company’s Chairman and Principal Executive Officer, the Chief Financial Officer and the Controller concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk factors applicable to the Company, including, but not limited to, those factors discussed under the captions “Impact of Inflation,” “Interest Rate Risk” and “Real Estate Risk” are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 23, 2012.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, other than as set forth below.

Risks Related to Our Business

We are not able to repay the Legacy Debt and Unrestructured Debt.

We have no remaining sources of cash flow available to pay principal or interest on our Legacy Debt and limited sources of cash flow available to pay principal and interest on our Unrestructured Debt.  As a result of the Company voluntarily surrendering and transferring to the Bank the REIT Securities on May 23, 2011 in return for a reduction in the indebtedness to the Bank equal to $478 million, the principal source of cash flow to meet our obligations with respect to the approximately $858.7 million in outstanding indebtedness to the Bank (the Total Debt) remaining as of March 31, 2012 (after the surrender of the REIT Securities) was eliminated, resulting in accrued and unpaid interest being added to the outstanding principal balance of the Legacy Debt, which the Company was unable to pay at maturity on March 31, 2012 and which remains due and unpaid.  Further, the Unrestructured Debt, totaling $38.2 million at March 31, 2012, became due in full at the expiration of the Forbearance Agreement on September 30, 2012, and remains unpaid.

The risk factors discussed in detail in the Company’s Form 10-K to which there have been no material changes include the following:

Risks Related to Our Business

•	The Company may not be able to continue as a going concern.

•	The Plan of Reorganization for the planned pre-packaged bankruptcy filing of Franklin Credit Holding Corporation (FCHC) may not be consented to by the Bank, confirmed or confirmation may be delayed.

•	Certain adverse tax consequences could result from the spinoff of FCMC from FCHC.

•	The Reorganization Plan may not be consummated.

•	Historical financial information may not be comparable.

•
Our Restructuring Agreements and Forbearance Agreements with the Bank require us to observe certain covenants, and our failure to satisfy such covenants could render us insolvent (the Legacy Credit Agreement matured on March 31, 2012 and the Forbearance Agreement expired on September 30, 2011, which has resulted in the Legacy Debt and Unrestructured Debt to be due in full, with inadequate funds to repay these obligations).

•	Due to the expiration of the Forbearance Agreement covering the Unrestructured Debt on September 30, 2011, the Unrestructured Debt is due and payable.

•	Our borrowings are sensitive to changes in interest rates.

•	We will not be able to reduce or pay off the Legacy Debt.

•	Due to the surrender and transfer to the Bank of the REIT Securities, our operating losses will increase.

•
If our lender fails to renew our available credit under the Licensing Credit Agreement for additional terms, our revolving line of credit and letter of credit facilities will expire on September 30, 2012.

•
If our lenders fail to renew our loans under the Legacy Credit Agreement for additional terms or provide us with refinancing opportunities, our legacy indebtedness will become due and payable on March 31, 2012 (the Legacy Credit Agreement matured on March 31, 2012 without being renewed, and the Legacy Debt is due and payable in full).

•	The clients for whom we service loans may transfer our rights as servicer and we may be unable to add business or take appropriate cost saving measures to replace reduced revenues.

•	Our ability to fund operating expenses depends on the cash flow received from servicing loans for third parties.

•	A prolonged economic slowdown or a lengthy or severe recession could harm our servicing operations, particularly if it results in a further decline in the real estate values.

•	We may not be successful in expanding or implementing our planned business of providing servicing and other mortgage related services for other entities on a fee-paying basis.

•	If we do not obtain and maintain the appropriate state licenses, we will not be allowed to service mortgage loans in affected states, which would adversely affect our operations.

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

•
Given the nature of the industry in which we operate, our business is, and in the future may become, involved in various legal proceedings the ultimate resolution of which is inherently unpredictable and could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Risks Related to Our Financial Statements

•
We may become subject to liability and incur increased expenditures as a result of our having reassessed our allowance for loan losses in the past and our transfer of substantially all our mortgage portfolio related assets to the Bank.

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

•	The broad scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the Federal, state and local levels.

•	We may be subject to fines or other penalties based upon the conduct of our independent brokers.

•	We are subject to reputation risks from negative publicity concerning the mortgage industry.

•	We are subject to significant legal and reputation risks and expenses under Federal and state laws concerning privacy, use and security of customer information.

•	If many of the borrowers of the loans we service become subject to the Servicemembers Civil Relief Act of 2003, our cash flows and service fee income may be adversely affected.

•	Legislative action to provide mortgage relief may negatively impact our business or increase our compliance costs.

Risks Related to Our Securities

•	Thomas J. Axon effectively controls our company, substantially reducing the influence of our other stockholders.

•	Our common stock is quoted only on the OTC Bulletin Board, which may adversely impact the price and liquidity of the common stock, and our ability to raise capital.

•
Our organizational documents, Delaware law and our Restructuring Agreements may make it harder for us to be acquired without the consent and cooperation of our board of directors, management and our Bank.

•	Our quarterly operating results may fluctuate and cause our stock price to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Departure of a Named Executive Officer

Jimmy Yan separated from his employment with the Company and FCMC as Executive Vice President and Managing Director of Servicing and Recovery on and effective as of May 9, 2012.  At the time of the separation, Mr. Yan did not have an employment agreement with the Company or FCMC.

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

10.2
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

FRANKLIN CREDIT HOLDING CORPORATION

UMay 11, 2012	By:	/s/ THOMAS J. AXON
Thomas J. Axon
President
(Principal Executive Officer)

UMay 11, 2012	By:	/s/ PAUL D. COLASONO
Paul D. Colasono
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)